Form 10-K
period 2006-09-30
Citizens Community Bancorp Inc.
filed 2006-12-21
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33003

CITIZENS COMMUNITY BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-5120010 (I.R.S. Employer Identification No.)

2174 EastRidge Center, Eau Claire, Wisconsin (Address of principal executive offices)	54701 (Zip Code)

Registrant's telephone number, including area code:        (715) 836-9994

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g)of the Act:	Common Stock, par value $0.01 per share (Title of Class)

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES         NO   X

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES         NO   X

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES         NO   X

           Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   X

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
           Large accelerated filer         Accelerated filer         Non-accelerated filer   X

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES             NO   X

           The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $0. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

           As of December 20, 2006, there were issued and outstanding 7,116,380 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

           Part II of Form 10-K - Annual Report to Stockholders for the fiscal year ended September 30, 2006.
           Part III of Form 10-K - Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders.

Next Page

PART I

Item 1.           Description of Business

General

           Historically, Citizens Community Federal (the "Bank") was a federal credit union.   The Bank accepted deposits and made loans to members, who were the people who live, work or worship in the Wisconsin counties of Chippewa and Eau Claire, and parts of Pepin, Buffalo and Trempealeau.   In addition, this included businesses and other entities located in these counties, and members and employees of the Hocak Nation.   In December 2001, the Bank converted to a federal mutual savings bank in order to better serve our customers and the local community through the broader lending ability of a federal savings bank, and to expand our customer base beyond the limited field of membership permitted for credit unions.   As a federal savings bank, the Bank has expanded authority in structuring residential mortgage and consumer loans, and the ability to make commercial loans, although the Bank does not currently have any immediate plans to commence making commercial loans. In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization.  The Bank is a federally chartered stock savings institution with twelve full service offices.

           On July 1, 2005, Citizens Community Bancorp acquired Community Plus Savings Bank, Rochester Hills, Michigan, through a merger with and into Citizens Community Federal. In accordance with the merger agreement, Citizens Community Bancorp issued 705,569 additional shares to Citizens Community MHC, based on the $9.25 million independently appraised value of Community Plus Savings Bank. At June 30, 2005, Community Plus Savings Bank had total assets of $46.0 million and deposits and other liabilities of $41.8 million, prior to purchase accounting adjustments.

           On October 31, 2006, Citizens Community MHC (the "MHC") completed its reorganization into stock form and Citizens Community Bancorp, Inc. (the "Company") succeeded to the business of Citizens Community Bancorp, the MHC's former stock holding company subsidiary. Each outstanding share of common stock of the former mid-tier stock holding company (other than shares held by the MHC which were canceled) was converted into 1,826,380 shares of common stock of the Company. As part of the second-step mutual to stock conversion transaction, the Company sold a total of 5,290,000 shares to eligible depositors of the Bank in a subscription offering at $10.00 per share, including 341,501 shares purchased by the Bank's employee stock ownership plan with funds borrowed from the Company.

           Citizens Community Bancorp, Inc. is incorporated under the laws of the State of Maryland to hold all of the stock of Citizens Community Federal. Citizens Community Bancorp, Inc. is a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision.  Citizens Community Bancorp, Inc. has no significant assets other than all of the outstanding shares of common stock of Citizens Community Federal, the net proceeds of the Reorganization it kept and its loan to the Citizens Community Bancorp Employee Stock Ownership Plan.

           At September 30, 2006, the Company had total assets of $284 million, total deposits of $186.7 million and stockholders' equity of $30.1 million. The Company and the Bank are examined and regulated by the Office of Thrift Supervision, its primary federal regulator.   The Company and the Bank are also regulated by the FDIC.   The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

Forward Looking Statements

           This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements.

Next Page

Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:
  further developments in the Company's ongoing review of and efforts to resolve the problem credit relationship described in this report, which could result in, among other things, further downgrades of aforementioned loans, additional provisions to the loan loss reserve and the incurrence of other material non-cash and cash charges;

  the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

  inflation, interest rate, market and monetary fluctuations;

  the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

  the willingness of users to substitute our products and services for products and services of our competitors;

  the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);

  the impact of technological changes;

  acquisitions;

  changes in consumer spending and saving habits; and

  our success at managing the risks involved in the foregoing.
           The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Market Area

           The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. The Bank is headquartered in Eau Claire, Wisconsin, and has twelve retail offices primarily serving Eau Claire, Buffalo, Jackson, Sauk, Barron and Chippewa counties in Wisconsin; Blue Earth and Washington Counties in Minnesota; and Oakland and McComb counties in Michigan. The geographic market area for loans and deposits is principally northwestern and central Wisconsin, Minnesota, and southeastern Michigan.

           In all but Washington, Oakland and McComb counties the economy is historically based in manufacturing, but has moved to a more service-oriented economy in the last four decades. Median household income and per capita income for this area are below the state and national averages, reflecting the lack of urban nature of the market and availability of high paying white collar and technical jobs. Washington, Oakland and McComb counties, all located

Next Page

in or near large metropolitan areas, have a more diverse economy. Major employers in the Eau Claire market area include Chippewa Valley Technical College, Consumer Co-op Association and the University of Wisconsin-Eau Claire. In the Mankato, Minnesota area, major employers include Minnesota State University, Immanuel Saint Joseph's Hospital and Taylor Corporation. Anderson Windows, 3M and Imation are the largest employers in the Oakdale, Minnesota region. In Michigan's Oakland and McComb counties, the largest employers are Delphi Automated Systems, Affinia Group and Spectrum Health Hospitals.

Competition

           The Bank faces strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

           The Bank attracts deposits through its branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on branch deposit data provided by the FDIC at June 30, 2006, the Bank's share of deposits was approximately 8.49% in Eau Claire County and less than 2.64% in all other market area counties.

Internet Website

           The Company maintains a website at www.citizenscommunityfederal.net. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Citizens Community Bancorp, Inc. currently makes available on or through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K or amendments to these reports. These materials are also available free of charge on the Securities and Exchange Commission's website at www.sec.gov.

Selected Consolidated Financial Information

           This information is incorporated by reference from pages 2 and 3 of the 2006 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

Yields Earned and Rates Paid

           This information contained under the section captioned "Average Balances, Net Interest Income, Yields Earned and Rates Paid" is incorporated herein by reference from page 12 of the Annual Report.

Rate/Volume Analysis

           This information is incorporated by reference from page 13 of the Annual Report.

Average Balance, Interest and Average Yields and Rates

           This information contained under the section captioned "Average Balances, Net Interest Income, Yields Earned and Rates Paid" is incorporated herein by reference from page 12 of the Annual Report.

Next Page

Lending Activities

           General. Citizens Community Federal's first mortgage loans currently being originated carry a fixed rate of interest. First mortgage loans generally are long-term and amortize on a monthly basis with principal and interest due each month. A majority of Citizens Community Federal's first mortgage loans also contain a payable on demand clause, which allows Citizens Community Federal to call the loan due after a stated period, usually between two and five years from origination. Citizens Community Federal also has home equity loans in its portfolio, which have an interest rate that adjusts based on the prime rate. At September 30, 2006, the net loan portfolio totaled $258.5 million, which constituted 91.0% of total assets.

           Mortgage loans up to $500,000 and consumer loans may be approved at various levels by loan officers and senior management. The President may approve loans up to our regulatory lending limit, along with recommendations from the Chief Financial Officer and the Executive Vice President. Loans outside our general underwriting guidelines must be approved by the board of directors. At September 30, 2006, our regulatory lending limit to any one borrower and the borrower's related entities was approximately $3.1 million. The largest lending relationship to a single borrower or a group of related borrowers consisted of three loans to a single borrower with a total balance of $522,000. These loans were current as of September 30, 2006.

Next Page

           Loan Portfolio Composition. The following table presents information concerning the composition of the Citizen Community Federal's loan portfolio in dollar amounts and in percentages (before deductions for allowances for loan losses) as of the dates indicated.

	At September 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family first mortgages	$156,235	60.3%	$136,647	62.5%	$ 89,841	58.8%	$ 71,108	57.5%	$ 54,505	52.2%
Second mortgages	9,161	3.5	7,630	3.5	5,398	3.5	4,661	3.8	5,687	5.4
Multi-family and commercial	240	0.1	274	0.1	321	0.2	239	0.3	147	0.1
Total real estate loans	165,636	63.9	144,551	66.1	95,560	62.5	76,008	61.6	60,339	57.7

Consumer Loans:
Automobile (1)	24,445	9.4	25,980	11.9	25,808	16.9	26,905	21.7	29,882	28.6
Other secured personal loans (2)	64,384	24.9	43,460	19.8	27,607	18.0	17,028	13.8	10,615	10.2
Unsecured personal loans (3)	4,774	1.8	4,743	2.2	3,955	2.6	3,633	2.9	3,604	3.5
Total consumer loans	93,603	36.1	74,183	33.9	57,370	37.5	47,566	38.4	44,101	42.3

Gross loans	259,239	100.0%	218,734	100.0%	152,930	100.0%	123,574	100.0%	104,440	100.0%
Net deferred loan costs	63		-		-		-		--
Allowance for loan losses	(835)		(803)		(554)		(467)		(349)

Total loans receivable, net	$258,467		$217,931		$152,376		$123,107		$104,091
_______________
(1)	Includes both direct and indirect lending activities.
(2)	Includes both direct and indirect lending activities for personal items other than automobiles.
(3)	Includes only direct lending.

Next Page

           The following table shows the composition of Citizen Community Federal's loan portfolio by fixed- and adjustable-rate at the dates indicated.

	At September 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real estate
One - to four-family first mortgages(1)	$148,211	57.0%	$128,300	58.7%	$ 89,841	58.8%	$ 71,108	57.5%	$ 54,505	52.2%
Second mortgages	8,367	3.2	6,189	2.8	4,772	3.1	4,099	3.3	5,303	5.1
Multi-family and commercial	240	0.1	274	0.1	321	0.2	239	0.3	147	0.1
Total fixed-rate real estate loans	156,818	60.3	134,763	61.6	94,934	62.1	75,446	61.1	59,955	57.4
Consumer loans	93,603	36.3	74,183	33.9	57,370	37.5	47,566	38.5	44,101	42.2
Total fixed rate loans	250,421	96.6	208,946	95.5	152,304	99.6	123,012	99.6	104,056	99.6

Adjustable Rate Loans:
Real estate
One - to four-family first mortgages	8,024	3.1	8,347	3.8	---	---	---	---	---	---
Second mortgages	794	0.3	1,441	0.7	626	0.4	562	0.4	384	0.4
Multi-family and commercial	---	---	---	---	---	---	---	---	---	---
Total adjustable rate real estate loans	8,818	3.4	9,788	4.5	626	0.4	562	0.4	384	0.4

Consumer	---	---	---	---	---	---	---	---	---	---

Total adjustable rate loans	8,818	3.4	9,788	4.5	626	0.4	562	0.4	384	0.4

Total loans	259,239	100.0%	218,734	100.0%	152,930	100.0%	123,574	100.0%	104,440	100.0%
Net deferred loan costs	63		-		-		-		--
Allowance for loan losses	(835)		(803)		(554)		(467)		(349)

Total loans receivable, net	$258,467		$217,931		$152,376		$123,107		$104,091
__________________
(1)	Includes $122.2 million in 2006, $102.9 million in 2005, $81.6 million in 2004, $66.4 million in 2003, $51.2 million in 2002 and $41.3 million in 2001 of loans with a payable on demand clause.

Next Page

           The following schedule illustrates the contractual maturity of Citizen Community Federal's loan portfolio at September 30, 2006. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-demand clauses.

	Real Estate						Consumer
	One- to Four-Family First Mortgage(1)		Second Mortgage		Multi-Family and Commercial		Automobile		Secured Personal		Unsecured Personal		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

2007(2)	$ 1,064	5.97%	$1,136	9.34%	$137	7.25%	$ 879	8.51%	$ 1,853	7.83%	$2,279	13.51%	$ 7,348	9.62%
2008	3,914	4.56	539	7.55	--	--	2,967	8.45	2,196	8.23	477	9.90	10,063	6.90
2009	2,838	4.96	1,124	8.00	57	6.75	6,228	7.97	5,055	7.61	632	9.71	15,934	7.39
2010-2011	2,321	5.49	3,318	7.94	--	--	12,529	8.30	15,110	8.01	1,376	10.31	34,654	80.3
2012-2013	1,417	6.14	780	8.32	14	5.75	1,513	7.59	8,186	7.76	--	--	11,910	7.58
2014-2028	51,105	5.99	1,994	7.94	32	6.50	329	7.75	31,984	7.42	40	2.94	85,484	6.58
2029 and after	93,576	6.36	270	5.99	--	--	--	--	--	--	--	--	93,846	6.36

	$156,235	6.15	$9,161	8.07	$240	6.95	$24,445	8.19	$64,384	7.66	$4,774	11.66	$259,239	6.89
_______________
(1)	Includes $122.2 million of loans with a payable on demand clause.
(2)	Includes home equity lines of credit, credit card loans, loans having no stated maturity and overdraft loans.

           The total amount of loans due after September 30, 2006 which have predetermined interest rates is $250.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $8.8 million.

Next Page

           First Mortgage Lending. Citizens Community Federal focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. At September 30, 2006, one- to four-family residential mortgage loans totaled $156.2 million, or 60.0% of the gross loan portfolio.

           For the year, mortgage originations increased primarily due to general increases in demand throughout all of our markets. In addition, Citizens Community Federal's new branch in Oakdale, Minnesota and the acquisition of Community Plus Savings Bank in Michigan accounted for mortgage increases over the previous year.

           Citizens Community Federal generally underwrites its one- to four-family loans based on the applicant's employment and credit history, their debt to income ratio and the appraised value of the subject property. Presently, Citizens Community Federal generally lends up to 80% of the appraised value for one- to four-family residential loans and up to 70% for non-owner occupied residential loans. For loans used to purchase the property with a loan-to-value ratio in excess of 80%, Citizens Community Federal requires private mortgage insurance in order to reduce our exposure below 80%. Properties securing one- to four-family loans are appraised by independent fee appraisers approved by the board of directors to the extent the loan exceeds $50,000. In-house appraisals, prepared by persons other than the originating loan officer, may be used for loans of less than $50,000, or loans of less than $100,000 if the loan-to-value ratio is less than 50%. Citizens Community Federal requires its borrowers to obtain evidence of clear title and hazard insurance, and flood insurance, if necessary.

           Citizens Community Federal currently originates most of its one- to four-family mortgage loans on a fixed-rate basis. Citizens Community Federal's pricing strategy for mortgage loans includes setting interest rates that benefit our asset/liability management strategies. Our one- to four-family loans are not assumable.

           Most mortgage loans include a payable on demand clause, which allows the loan to be called at any time after the demand date. Citizens Community Federal has had no reason to utilize the clause over the past several years, because rates have been historically low during this period (although they have moved up over the last 18 months). May 2000 was the last and only time the clause was utilized. At that time, 13 loans, totaling $541,442, were called. It is Citizens Community Federal's policy to write the majority of its real estate loans with a payable on demand clause. The intent of the clause is to give Citizens Community Federal some ability to protect against sharp and prolonged interest rate increases and their impact on net interest margin. The clause is not intended for responding to temporary interest rate fluctuations. The following factors are considered in determining whether and when to utilize the clause: (1) a significant, prolonged increase in market rates of interest; (2) the liquidity needs of Citizens Community Federal; (3) Citizens Community Federal's desire to restructure its balance sheet; and (4) an unsatisfactory payment history, including real estate taxes. Other factors considered include the remaining term of the loan (i.e., a shorter remaining term could justify not calling a loan with the same rate as a loan with a longer remaining term), other lending relationships, payment history and the equity position of the borrower. When Citizens Community Federal determines to utilize the clause, we call loans with the lowest interest rates first.

           The following trigger guidelines are used to determine whether to utilize the payable on demand clause: (1) when rates available for six month investment certificates of deposit exceed the rate on loans eligible to be called under the payable on demand clause by more than 75 basis points; or (2) when local market rates of interest for real estate loans exceed the rate on existing loans with the payable on demand clause by 150 basis points. If either of these triggers are reached, management has 12 months to utilize the clause and call loans, if management determines that doing so would be in the overall best interests of Citizens Community Federal. The existence of the payable on demand clauses is not considered as a factor in determining our accounting policies for loan origination fees and costs, because we have only used the clause once in May 2000 with respect to 13 loans.

           The demand date is set based on the loan to value ratio and other underwriting criteria, and is usually two to five years from the date of origination. During the fiscal year ended September 30, 2006, Citizens Community Federal originated $42.3 million of one- to four-family loans that included the payable on demand clause. Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly.

Next Page

           We recently implemented a mortgage banking operation, primarily in our Minnesota and Michigan markets. We utilize internal marketing efforts to originate real estate loans in these areas. We fund these loans and sell them with servicing released in the secondary market to Countrywide Financial Corporation. This generates additional loan fee income and gains/losses on the sale of loans.

           Second Mortgage Lending. Citizens Community Federal also offers second mortgage loans and home equity lines of credit. Home equity lines of credit totaled $794,000 and comprised 0.3% of the gross loan portfolio at September 30, 2006. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the value of the property securing the loan. A loan may go over 80% of the value of the property securing the loan if Citizens Community Federal holds the first mortgage. Home equity lines of credit are originated with an adjustable rate of interest, based on the prime rate of interest plus a margin, fixed for the first year and adjustable monthly thereafter. Home equity lines of credit have up to a 10-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which amount may be re-borrowed at any time during the draw period. Once the draw period has lapsed, the payment is fixed based on the loan balance at that time. At September 30, 2006, un-funded commitments on these lines of credit totaled $1.2 million.

           Citizens Community Federal also offers second mortgage loans with a fixed rate of interest. These loans may be amortized up to 15 years with a balloon payment at three, five or 10 years. At September 30, 2006, fixed-rate second mortgage loans totaled $9.2 million, or 3.5% of the gross loan portfolio.

           Consumer Lending. At September 30, 2006, consumer and other loans totaled $93.6 million, or 36.1% of the gross loan portfolio. Citizens Community Federal offers a variety of secured consumer loans, including new and used auto, motorcycle, boat and recreational vehicle loans, loans secured by savings deposits, and a limited amount of unsecured loans. Citizens Community Federal originates consumer and other loans primarily in its market areas. For fiscal 2006, consumer lending increased primarily due to Citizens Community Federal's increased presence in the Minneapolis/St. Paul metropolitan market.

           Auto loans totaled $24.4 million at September 30, 2006, or 9.4% of gross loans. Auto loans may be written for up to five years for a new car and four years for a used car with fixed rates of interest. Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of the retail value on used autos, based on a valuation from official used car guides. In addition, Citizens Community Federal may, on occasion, originate auto secured loans in excess of 100% loan-to-value ratio based upon the credit quality of the borrower. Auto loans also may be originated through Citizens Community Federal's indirect lending program. Indirect auto loans are made using the same underwriting guidelines as auto loans originated directly by Citizens Community Federal.

           Citizens Community Federal also originates secured loans on an indirect basis through its indirect dealer program. These secured consumer loans consist of loans for a wide variety of products, including motorcycles, recreational vehicles, pianos, all-terrain vehicles, televisions and sewing machines. An indirect dealer network is currently comprised of 279 active dealers with businesses located throughout Citizens Community Federal's market area. In some instances, the participating dealer may receive a premium rate for the amount over our initial interest rate. The loans are generally originated with terms from 36 to 60 months and carry fixed rates of interest. Citizens Community Federal follows its internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including using credit scoring to approve loans.

           Citizens Community Federal originates secured direct loans on a variety of collateral with terms varying from 36 to 60 months. At September 30, 2006, Citizens Community Federal had secured direct consumer loans totaling $31.9 million, of which $17.8 million was for automobiles. At September 30, 2006, the indirect lending portfolio totaled $57.3 million, of which $6.6 million was for automobiles.

           Citizens Community Federal also originates unsecured consumer loans consisting primarily of credit card loans totaling $1.4 million at September 30, 2006, overdraft protection loans totaling $573,000 at September 30, 2006 and loans made through the Freedom Loan program. The Freedom Loan program offers unsecured loans to consumers with a fixed rate of interest for a maximum term of 48 months for amounts not to exceed $20,000 per individual. At September 30, 2006, loans originated through the Freedom Loan program totaled $2.7 million.

Next Page

           Consumer loans generally have shorter terms to maturity, which reduces Citizens Community Federal's exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

           Consumer and other loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

           Multi-family and Commercial Real Estate Lending. We generally do not engage in this type of lending, but may consider doing so in the future. However, as part of the acquisition of the Chippewa Falls branch on November 1, 2002, Citizens Community Federal obtained a nominal amount of multi-family and commercial real estate loans. At September 30, 2006, our two multi-family and commercial real estate loans totaled $240,000, or 0.1% of our loan portfolio. In order to monitor the adequacy of cash flows on these loans, the borrower is requested or required to provide periodic financial information.

Loan Originations and Repayments

           Citizens Community Federal originates loans through marketing efforts and our existing and walk-in customers. The ability to originate loans is dependent upon customer demand for loans in Citizens Community Federal's market areas. Demand is affected by competition and the interest rate environment. Since becoming a savings bank, Citizens Community Federal has significantly increased its origination of residential real estate loans. During the past few years, Citizens Community Federal, like many other financial institutions, has experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including Citizens Community Federal, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

           We recently implemented a mortgage banking operation in the Minneapolis/St. Paul and Detroit markets. We will originate these loans using our internal marketing efforts. We intend to fund these loans and sell them in the secondary market to Countrywide Financial Corporation with servicing released. As of September 30, 2006, we had originated loans totaling $420,000 through this new operation. These loans have been subsequently sold in the secondary market. Citizens Community Federal does not purchase any loans and does not service any loans other than those it originates.

Next Page

           The following table shows the loan origination, purchase, sale and repayment activities of Citizens Community Federal for the periods indicated.

	Year Ended September 30,
	2006	2005	2004
	(In thousands)
Originations by type:
Real estate(1)	$ 48,280	$ 53,731	$43,604
Non-real estate-consumer	70,286	55,010	46,044
Total loans originated	118,566	108,741	89,648

Loans obtained through merger	---	26,670	---

Repayments:
Principal repayments	77,564	69,405	60,292
Loans transferred to other
real estate/collateral	434	203	---
Net increase(decrease)	$ 40,568	$ 65,803	$29,356

______________
(1)	Real estate loans include loans with a payable on demand feature of $42.3 million in fiscal 2006, $45.0 million in fiscal 2005 and $35.0 million in fiscal 2004. Real estate loans also include home equity lines of credit of $125,000 for fiscal 2006, $274,000 in fiscal 2005 and $203,000 in fiscal 2004.

Asset Quality

           Procedures. When a borrower fails to make a payment on a mortgage loan on or before the due date, a late notice is mailed five days after the due date. When the loan is 10 days past due, a loan officer will begin contacting the borrower by phone. This process will continue until satisfactory payment arrangements have been made. If the loan becomes two payments and ten days past due, a notice of right-to-cure default is sent. If the loan becomes over 90 days delinquent, a drive-by inspection is done while further attempts to contact the borrower by phone are made. After the loan is 120 days past due, and acceptable arrangements have not been made, Citizens Community Federal will generally refer the loan to legal counsel, with instructions to prepare a notice of intent to foreclose. This notice allows the borrower up to 30 days to bring the loan current. During this 30 day period, Citizens Community Federal will still attempt to contact the borrower to implement satisfactory payment arrangements. If the loan becomes 150 days past due and satisfactory arrangements have not been made, foreclosure will be instituted.

           For consumer loans a similar process is followed, with the initial written contact being made once the loan is five days past due. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure.

           Citizens Community Federal divides its loans into two categories, mortgage loans and non-mortgage loans. For all loans in both categories, Citizens Community Federal employs a dual loss reserve strategy. First, using a running five-year history, all loans, excluding classified loans, are assigned an inherent loss reserve. Next, each loan (mortgage and non-mortgage) that becomes over 61 days delinquent is reviewed by senior management. In addition, Citizens Community Federal assesses several factors including negative change in income, negative change in collateral, negative change in employment and other characteristics.

           The procedure for charging off consumer loans does not differentiate between the different types of consumer loans. Citizens Community Federal's loan underwriting is based mainly on the borrowers' ability to pay, along with the value of the collateral. All closed-end consumer loans are either charged off or recognized as a specific loss after they become delinquent 120 days. All open-end consumer loans are charged off or recognized as a specific loss after they become delinquent 180 days. Consumer loans with collateral are charged off or recognized as a specific loss down to collateral resale value less 10 percent if repossession of collateral is assured.

           In lieu of charging off the entire balance, loans with non-real estate collateral may be written down to the value of the collateral, if repossession is assured and in process. For open-end and closed-end loans secured by real estate,

Next Page

a current assessment of value will be made no later than 180 days past due. Any outstanding loan balance in excess of the value of the property, less selling costs, is charged off.

           Delinquent Loans. The following table sets forth our loan delinquencies by type, number and amount at September 30, 2006.

	Loans Delinquent For:
	60-89 Days		90 Days and Over		Total Delinquent Loans
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

Real estate	3	$246	6	$ 406	9	$ 652

Consumer(1)	188	557	211	984	399	1,541

Total	191	$803	217	$1,390	408	$2,193

__________
(1)       Includes credit card accounts.

           Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the loan becomes more than 90 days delinquent. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets owned include assets acquired in settlement of loans.

	At September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$ 406	$207	$300	$162	$ 51
Consumer(1)	984	462	397	400	483
Total	1,390	669	697	562	534

Foreclosed assets:
One- to four-family	376	---	---	---	73
Consumer	13	32	---	---	---
Total	389	32	---	---	73

Total non-performing assets	$1,779	$701	$697	$562	$607

Total as a percentage of
total assets	0.63%	0.29%	0.43%	0.43%	0.53%

___________
(1)	Includes credit card accounts.

           For the years ended September 30, 2006 and 2005, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $52,400 and $36,000, respectively. No amount was included in interest income on these loans for these periods.

           Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of September 30, 2006, there was also an aggregate of $1.0 million of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are not considered "classified" due to their delinquency status; however, they are identified as "watch" loans. They are not reserved for in the allowance for loan losses other than as part of the inherent portion. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

Next Page

           Classified Assets. OTS regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

           When we classify problem assets as either substandard or doubtful, we may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as "loss," we are required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

           In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at September 30, 2006, Citizens Community Federal had classified $1.4 million of the loans in its portfolio as substandard, all of which was included in non-performing assets, $0 as doubtful and $0 as loss. The total amount classified represented 4.65% of CCB's equity capital and 0.49% of assets at September 30, 2006.

           Provision for Loan Losses. Citizens Community Federal recorded a provision for loan losses for the year ended September 30, 2006 of $251,000, compared to $414,000 for the year ended September 30, 2005 and $396,000 for the year ended September 30, 2004. The provision for loan losses is charged to income to bring the allowance for loan losses to reflect probable incurred losses based on the factors discussed below under "Allowance for Loan Losses." The provision for loan losses for the year ended September 30, 2006 was based on management's review of such factors which indicated that the allowance for loan losses reflected probable incurred losses in the loan portfolio as of the year ended September 30, 2006.

           Allowance for Loan Losses. Citizens Community Federal maintains an allowance for loan losses to absorb probable incurred losses in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

           At September 30, 2006, the allowance for loan losses was $835,000, or 0.32%, of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolios.

Next Page

           The following table sets forth an analysis of our allowance for loan losses.

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of period	$803	$554	$467	$349	$306

Charge-offs:
One- to four-family	(19)	(24)	---	(16)	(2)
Consumer	(228)	(212)	(342)	(297)	(340)
Total charge-offs	(247)	(236)	(342)	(313)	(342)

Recoveries:
Consumer	28	31	33	25	10
Total recoveries	28	31	33	25	10

Net charge-offs	(219)	(205)	(309)	(288)	(332)
Other-obtained through merger	---	40	---	---	---
Additions charged to operations	251	414	396	406	375
Balance at end of period	$835	$803	$554	$467	$349

Ratio of allowance for loan losses to
net loans outstanding at
end of period	0.32%	0.37%	0.36%	0.38%	0.34%

Ratio of net charge-offs during the
period to average loans outstanding
during the period	0.08%	0.12%	0.22%	0.25%	0.33%

Ratio of net charge-offs during the
period to average non-performing
assets	17.66%	28.37%	49.05%	49.23%	65.61%

Next Page

           The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2006			2005			2004
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate	$ 52	$165,636	64%	$ 59	$144,551	66%	$ 61	$ 95,560	62%
Consumer	783	93,603	36	744	74,183	34	490	57,370	38
Unallocated	---	---	---	---	---	---	3	---	---
Total	$835	$259,239	100%	$803	$218,734	100%	$554	$152,930	100%

	At September 30,
	2003			2002
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

Real estate	$ 9	$ 75,769	61%	$ 4	$ 60,192	58%
Consumer	433	47,805	39	340	44,248	42
Unallocated	25	---	---	5	---	---
Total	$467	$123,574	100%	$349	$104,440	100%

Next Page

Investment Activities

           Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

           The chief financial officer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the investment committee. The chief financial officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

           The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

           Our investment securities have historically consisted solely of certificates of deposit with insured financial institutions and the Federal Home Loan Bank of Chicago. In the fourth quarter of fiscal 2005, we acquired an investment portfolio consisting of corporate notes, mortgage-backed securities and mutual funds in our merger with Community Plus Savings Bank. At September 30, 2006, we had $782,000 in mortgage-backed securities remaining from the Community Plus acquisition.

           The following table sets forth the composition of Citizens Community Federal's investment securities and interest-bearing deposits at the dates indicated.

	At September 30,
	2006		2005		2004
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in thousands)

Investment securities:
Federal Home Loan Bank stock	$3,060	63.74%	$2,095	37.24%	$828	100.00%
Interest-bearing deposits with banks	959	19.97	1,444	25.67	---	---
Mortgage-backed securities	782	16.29	946	16.81	---	---
Corporate notes	---	---	981	17.44	---	---
Mutual funds	---	---	160	2.84	---	---
	$4,801	100.00%	$5,626	100.00%	$828	100.00%

Sources of Funds

           General. Citizens Community Federal's sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

           Deposits. Citizens Community Federal offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit. Citizens Community Federal solicits deposits primarily in its market areas and from financial institutions and has accepted a limited amount of brokered deposits. At September 30, 2006, Citizens Community Federal had $3.0 million of brokered deposits. We obtain these deposits from seven brokers when the rates requested are 20 to 30 basis points less than the amount we pay our retail customers. The typical term for these brokered deposits are 12 to 18 months. Our experience is that these are not volatile deposits subject to significant early

Next Page

withdrawal. Citizens Community Federal primarily relies on competitive pricing policies, marketing and customer service to attract and retain these deposits. Citizens Community Federal from time to time participates in an auction for brokered deposits to assist in finding the lowest cost deposits possible. Citizens Community Federal constantly searches for the most cost-effective source of funds, either through brokered deposits, or through marketing our own rates to protect our margin and maintain our sales culture.

           The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on experience, management believes that Citizens Community Federal's deposits are relatively stable sources of funds. Despite this stability, the ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

Deposit Flow

           The following table sets forth deposit flows during the periods indicated.

	Year Ended September 30,
	2006	2005	2004
	(Dollars in thousands)

Opening balance	$177,469	$127,976	$114,963
Deposits assumed in merger	---	41,571	---
Net deposits	4,060	4,659	10,208
Interest credited	5,182	3,263	2,805

Ending balance	$186,711	$177,469	$127,976

Net increase	$ 9,242	$ 49,493	$ 13,013

Percent increase	5.2%	38.7%	11.3%

Next Page

           The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	At September 30,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction Accounts and Savings Deposits:

Demand accounts	$ 18,669	10.00%	$ 19,315	10.88%	$ 11,447	8.94%
Savings accounts	24,975	13.38	27,193	17.09	15,420	12.05
Money market accounts	22,262	11.92	30,323	15.33	23,629	18.46

Total non-certificates	65,906	35.30	76,831	43.30	50,496	39.46

Certificates:
6-12 month	26,413	14.14	15,519	8.74	17,274	13.50
15-18 month	44,715	23.95	33,818	19.05	12,294	9.61
24-60 month	25,313	13.56	30,368	17.11	31,021	24.24
Anniversary	463	0.25	493	0.28	553	0.43
Institutional	14,796	7.92	12,415	7.00	8,908	6.96
Borrowers	--	--	1	0.01	28	0.02
IRA	9,105	4.88	8,024	4.51	7,402	5.78

Total certificates	120,805	64.70	100,638	56.70	77,480	60.54

Total Deposits	$186,711	100.00%	$177,469	100.00%	$127,976	100.00%

           The following table shows rate and maturity information for Citizens Community Federal's certificates of deposit at September 30, 2006.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing during the twelve months ended:
September 30, 2007	$ 957	$23,556	$64,433	$ 88,946	73.6%
September 30, 2008	167	6,033	14,066	20,266	16.8
September 30, 2009	-	498	9,619	10,117	8.4
September 30, 2010	-	2	1,471	1,473	1.2
Thereafter	-	--	3	3	--

Total	$1,124	$30,089	$89,592	$120,805	100.0%

Percent of total	0.9%	24.9%	74.2%

Next Page

           The following table indicates the amount of Citizens Community Federal's certificates of deposit by time remaining until maturity as of September 30, 2006.

	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)

Certificates of deposit
less than $100,000	$12,792	$20,614	$36,417	$27,670	$ 97,493

Certificates of deposit
of $100,000 or more	1,805	5,363	11,954	4,190	23,312

Total certificates of deposit	$14,597	$25,977	$48,371	$31,860	$120,805

           Borrowings. Although deposits are our primary source of funds, Citizens Community Federal may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when it desires additional capacity to fund loan demand or when they meet asset/liability management goals. Borrowings consist of advances from the Federal Home Loan Bank of Chicago. See Note 10 of the Notes to Consolidated Financial Statements.
           Citizens Community Federal may obtain advances from the Federal Home Loan Bank of Chicago upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At September 30, 2006, Citizens Community Federal had $61.2 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $53.6 million.

           Citizens Community Federal is authorized to borrow from the Federal Reserve Bank of Chicago's "discount window" after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings. We have never borrowed from our Federal Reserve Bank.

           The following table sets forth the maximum month-end balance and average balance of borrowings for the periods indicated.

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Maximum Balance:
FHLB advances	$61,200	$36,200	$13,500

Average Balance:
FHLB advances	$48,700	$24,850	$ 8,600

           The following table sets forth certain information as to Citizens Community Federal's borrowings at the dates indicated.

	At September 30,
	2006	2005	2004
	(Dollars in thousands)

FHLB advances	$61,200	$36,200	$13,500

Weighted average interest rate
of FHLB advances	5.52%	4.09%	2.21%

Next Page

Subsidiary and Other Activities

           As a federally chartered savings bank, Citizens Community Federal is permitted by OTS regulations to invest up to 2% of assets, or $5.7 million at September 30, 2006, in the stock of, or unsecured loans to, service corporation subsidiaries. Citizens Community Federal may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes. Citizens Community Federal does not currently have any subsidiary service corporations.

Employees

           At September 30, 2006, the Bank had a total of 73 full-time employees and 76 part-time employees. Employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

REGULATION

           Set forth below is a brief description of certain laws and regulations that are applicable to Citizens Community Bancorp, Inc. and Citizens Community Federal. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

           Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing Citizens Community Bancorp, Inc. and Citizens Community Federal may be amended from time to time by the OTS, the FDIC or the SEC, as appropriate. Any such legislative or regulatory changes in the future could adversely affect our operations and financial condition. No assurance can be given as to whether or in what form any such changes may occur.

Citizens Community Federal

           Citizens Community Federal, as a federally chartered savings bank, is subject to regulation and oversight by the OTS extending to all aspects of its operations. Citizens Community Federal also is subject to regulation and examination by the FDIC, which insures the deposits of Citizens Community Federal to the maximum extent permitted by law. This regulation of Citizens Community Federal is intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting stockholders. Citizens Community Federal is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Citizens Community Bancorp, Inc. See "- Regulatory Capital Requirements" and "- Limitations on Dividends and Other Capital Distributions." As a federal savings bank, Citizens Community Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS.

           OTS Regulation. Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and OTS regulations, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements. In addition, the branching authority of Citizens Community Federal is regulated by the OTS. Citizens Community Federal is generally authorized to branch nationwide.

           The investment and lending authority of Citizens Community Federal is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. This includes a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities. When Citizens Community Federal converted from a credit union to a federal savings bank, the OTS granted it a waiver of that 35% limit. The waiver expired December 10, 2005. At September 30, 2006, Citizens Community Federal had 32.96% of its assets in consumer loans, commercial paper and corporate debt securities, in compliance with the limit.

           As a federal savings bank, Citizens Community Federal is required to meet a qualified thrift lender test. This test requires Citizens Community Federal to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, we may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under

Next Page

either test, we are required to maintain a significant portion of our assets in residential-housing-related loans and investments. Any institution that fails to meet the qualified thrift lender test becomes subject to certain restrictions on its operations and must convert to a national bank charter, unless it re-qualifies as, and thereafter remains, a qualified thrift lender. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. We were not subject to a similar requirement when we were a credit union and were not in compliance with this requirement at the time we became a federal savings bank. As of September 30, 2006, Citizens Community Federal met this requirement with a qualified thrift lender percentage of 84.24%.

           Under OTS regulations, Citizens Community Federal is subject to a lending limit for loans to one borrower or group of related borrowers. This lending limit is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case the limit is increased to 25% of impaired capital and surplus). At September 30, 2006, Citizens Community Federal's lending limit under this restriction was $3.1 million. Our outstanding loans are in compliance with this lending limit.

           The OTS's oversight of Citizens Community Federal includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 and the anti-money laundering provisions of the USA Patriot Act. The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to "opt out" of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

           We are subject to periodic examinations by the OTS. During these examinations, the examiners may require Citizens Community Federal to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. As a federal savings bank, Citizens Community Federal is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the OTS.

           Transactions between Citizens Community Federal and its affiliates generally are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Citizens Community Federal's capital. In addition, Citizens Community Federal may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Citizens Community Bancorp, Inc. will be an affiliate of Citizens Community Federal. Citizens Community Federal will enter into an expense allocation agreement and tax allocation agreement with Citizens Community Bancorp, Inc. in order to meet these requirements.

           The OTS has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution regulated by the OTS that fails to comply with these standards must submit a compliance plan.

           The OTS has extensive enforcement authority over all savings associations and their holding companies, including, Citizens Community Federal and Citizens Community Bancorp, Inc. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required by law.

           FDIC Regulation and Insurance of Accounts. Citizens Community Federal's deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.

Next Page

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Under new FDIC regulations, we expect our deposit insurance premiums to increase in 2007. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC also has the authority to initiate enforcement actions against Citizens Community Federal and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Citizens Community Bancorp, Inc.

           As a savings association holding company, Community Bancorp, Inc. is subject to regulation, supervision and examination by the OTS. Applicable federal law and regulations limit the activities of Citizens Community Bancorp, Inc. and require the approval of the OTS for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof. Citizens Community Bancorp, Inc. is an affiliate of Citizens Community Federal, so its transactions with Citizens Community Federal is subject to regulatory limits and must be on terms as favorable to Citizens Community Federal as in transactions with non-affiliates.

           If Citizens Community Federal fails the qualified thrift lender test, Citizens Community Bancorp, Inc. must obtain the approval of the OTS prior to continuing after such failure, directly or through other subsidiaries, any business activity other than those approved for bank holding companies or their subsidiaries. In addition, within one year of such failure Citizens Community Bancorp, Inc. must register as, and will become subject to, the restrictions applicable to bank holding companies.

Regulatory Capital Requirements

           Capital Requirements for Citizens Community Federal. Citizens Community Federal is required to maintain minimum levels of regulatory capital under OTS regulations. These regulations established three capital standards, a tangible capital requirement, a leverage or core capital requirement and a risk-based capital requirement. The OTS is also authorized to impose capital requirements in excess of these standards on a case-by-case basis.

           The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock and related earnings and excludes most intangible assets, which also are deducted from assets for purposes calculating this capital ratio. At September 30, 2006, Citizens Community Federal had tangible capital of $19.8 million, or 7.2% of adjusted total assets, which was approximately $15.7 million above the required level.

           The capital standards require core or Tier 1 capital equal to at least 3.0% of adjusted total assets for the strongest institutions with the highest examination rating and 4.0% of adjusted total assets for all other institutions, unless the OTS requires a higher level based on the particular circumstances or risk profile of the institution. Core capital generally consists of tangible capital, plus certain intangibles. At September 30, 2006, Citizens Community Federal had $7.3 million of intangibles, $0 of which were included in core capital. At September 30, 2006, Citizens Community Federal had core capital equal to $19.8 million, or 7.2% of adjusted total assets, which was $8.8 million above the required level of 4%.

           The OTS also requires Citizens Community Federal to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core or Tier 1 capital, as defined above, and Tier 2 capital, which consists of certain permanent and maturing capital instruments that do not qualify as Tier 1 capital and of the allowance for possible loan and lease losses up to a maximum of 1.25% of risk-weighted assets. Tier 2 capital may be used to satisfy this risk-based requirement only to the extent of Tier 1 capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. The OTS is authorized to require Citizens Community Federal to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities. At September 30, 2006, Citizens Community Federal had $186.5 million in risk-weighted assets and total capital of $20.4 million, or 11.0% of risk-weighted assets, which was $5.5 million above the required level.

Next Page

           The OTS is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet these capital requirements, or that fail to maintain an additional capital ratio of Tier 1 capital of at least 4.0% of risk weighted-assets. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% total risk-based capital ratio. Any such institution must submit a capital restoration plan, and, until such plan is approved by the OTS, it may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions on undercapitalized institutions.

           Any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is "critically undercapitalized" and becomes subject to further mandatory restrictions on its. The OTS generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OTS of any of these measures on Citizens Community Federal may have a substantial adverse effect on its operations and profitability.

           Institutions with at least a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio and an 8.0% total risk-based capital ratio are considered "adequately-capitalized." An institution is deemed a "well-capitalized" institution if it has at least a 5% leverage capital ratio, a 6.0% Tier 1 risked-based capital ratio and an 10.0% total risk-based capital ratio. At September 30, 2006, Citizens Community Federal was considered a "well-capitalized" institution.

           The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OTS of any of these measures on Citizens Community Federal may have a substantial adverse effect on its operations and profitability.

           Capital Requirements for Citizens Community Bancorp, Inc. Citizens Community Bancorp, Inc. is not subject to any specific capital requirements. The OTS, however, does expect Citizens Community Bancorp, Inc. to support Citizens Community Federal, including providing additional capital when Citizens Community Federal does not meet its capital requirements. As a result of this expectation, the OTS regulates the ability of Citizens Community Federal to pay dividends to Citizens Community Bancorp, Inc.

Limitations on Dividends and Other Capital Distributions

           OTS regulations impose various restrictions on savings institutions with respect to the ability of Citizens Community Federal to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Citizens Community Federal must file a notice or application with the OTS before making any capital distribution. Citizens Community Federal generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If Citizens Community Federal, however, proposes to make a capital distribution when it does not meet its current minimum capital requirements (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OTS approval prior to making such distribution. The OTS may always object to any distribution based on safety and soundness concerns.

           Citizens Community Bancorp, Inc. is not subject to OTS regulatory restrictions on the payment of dividends. Dividends from Citizens Community Bancorp, Inc., however, may depend, in part, upon its receipt of dividends from Citizens Community Federal. In addition, Citizens Community Federal may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with this mutual holding company reorganization and stock issuance. No insured depositary institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

Next Page

Federal Securities Law

           The stock of Citizens Community Bancorp, Inc. is registered with the SEC under the Securities Exchange Act of 1934, as amended. Citizens Community Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

           Citizens Community Bancorp, Inc. stock held by persons who are affiliates of Citizens Community Bancorp, Inc. may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If Citizens Community Bancorp, Inc. meets specified current public information requirements, each affiliate of Citizens Community Bancorp, Inc. will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

           The SEC and the Nasdaq have adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to Citizens Community Bancorp, Inc. as a registered company under the Securities Exchange Act of 1934 and a Nasdaq traded company. The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and Nasdaq Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and new corporate governance rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Next Page

Taxation

Federal Taxation

           General. Citizens Community Bancorp, Inc., and Citizens Community Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Citizens Community Bancorp, Inc. or Citizens Community Federal. Prior to December 2001, Citizens Community Federal was a credit union and was not generally subject to corporate income tax. The Company files consolidated federal tax returns with Citizens Community Federal. Neither the Company nor Citizens Community Federal has been audited by the Internal Revenue Service during the past five years.

           Method of Accounting. For federal income tax purposes, Citizens Community Federal currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on September 30, for filing its federal income tax return.

           Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of the regular tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Citizens Community Federal has not been subject to the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

           Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At September 30, 2006, Citizens Community Federal had no net operating loss carryforwards for federal income tax purposes.

           Corporate Dividends-Received Deduction. Assuming Citizens Community Bancorp, Inc. elects to file a consolidated return with Citizens Community Federal, dividends it receives from Citizens Community Federal will not be included as income to Citizens Community Bancorp, Inc. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.

State Taxation

           Citizens Community Bancorp, Inc. and Citizens Community Federal are subject to the Wisconsin corporate franchise (income) tax, which is assessed at the rate of 7.9% of taxable income. Wisconsin taxable income generally is the same as federal taxable income with certain adjustments. Citizens Community Federal has branch offices in Minnesota and Michigan and, accordingly, is subject to state taxes in these states as well. Neither the Company nor Citizens Community Federal has been audited by Wisconsin or any other state taxing authorities during the past five years.

           As a Maryland corporation, Citizens Community Bancorp, Inc. is required to file an annual report with and pay an annual fee to the State of Maryland.

Next Page

Item 1A.         Risk Factors

           An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included and incorporated by reference in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Risks Related to Our Business

Our loan portfolio possesses increased risk due to our substantial number of consumer loans.

           Our consumer loans accounted for approximately $93.6 million, or 36.2% of our total loan portfolio as of September 30, 2006, of which $24.4 million consisted of automobile loans, $64.4 million consisted of personal loans secured by other collateral and $4.8 million consisted of unsecured personal loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits. Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, $6.6 million of our automobile loans and $50.7 million of our other secured consumer loans were indirect loans originated by or through third parties, which present greater risk than our direct lending products. See "Lending Activities -- Consumer Lending" and "Asset Quality."

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

           We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and evaluate economic conditions. Management recognizes that significant new growth in the loan portfolio and the refinancing of existing loans can result in completely new portfolios of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our allowance for loan losses was 0.32% of net loans, and 0.60% of non-performing loans at September 30, 2006. Our regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities will have a material adverse effect on our financial condition and results of operations. As of September 30, 2006, we believe that the current allowance reflects probable incurred credit losses in the portfolio.

Rising interest rates may hurt our profits.

           To be profitable we have to earn more interest on our loans and investments than we pay on our deposits and borrowings. Interest rates have increased in fiscal 2005 and fiscal 2006 to date. If interest rates continue to rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans and investments. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down. In addition, rising interest rates may hurt our income, because they may reduce the demand for loans and the value of our securities. A flat yield curve also may hurt our income, because it would reduce our ability to reinvest proceeds from loan and investment repayments at higher rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report, attached hereto as Exhibit 13.

Next Page

           During 2005 and 2006, interest rates on deposits have been increasing at a slightly faster pace than rates on loans, which has reduced our net interest margin, return on assets and return on equity. See "Selected Consolidated Financial Information and Other Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report, attached hereto as Exhibit 13.

We operate in a highly regulated environment and may be affected adversely by negative examination results and changes in laws and regulations.

           Citizens Community Federal is subject to extensive regulation, supervision and examination by the OTS, our chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of our deposits. Citizens Community Bancorp, Inc. is subject to regulation and supervision by the OTS. This regulation and supervision governs the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund administered by the FDIC and our depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations and profitability.

Strong competition within our market areas may limit our growth and profitability.

           Competition in the banking and financial services industry is intense. In our market areas, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and broader lending authority than we have, have greater name recognition and market presence, which benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market areas. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets.

Our business is geographically concentrated in Wisconsin, Minnesota and Michigan and a downturn in economic conditions in these states could reduce our profits.

           Most of our loans are to individuals located in Wisconsin, Minnesota and Michigan. Any decline in the economy of these states could have an adverse impact on our earnings. Decreases in local real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Item 1B.         Unresolved Staff Comments

                      None.

Next Page

Item 2.           Description of Properties

           The following table provides a list of the Bank's main and branch offices and indicates whether the properties are owned or leased.

Location	Owned or Leased	Lease Expiration Date	Net Book Value at September 30,2006 (In Thousands)

ADMINISTRATIVE OFFICES:	Leased	April 30, 2009	N/A
2174 EastRidge Center
Eau Claire, WI 54701

414 Main Street
Rochester Hills, MI 48306	Leased	July 31, 2007	N/A

BRANCH OFFICES:

Westside Branch	Owned	N/A	$300
2125 Cameron Street
Eau Claire, WI 54703

Eastside Branch	Owned	N/A	$361
1028 N. Hillcrest Parkway
Altoona, WI 54720

Fairfax Branch	Owned	N/A	$808
219 Fairfax Street
Altoona, W I54720

Mondovi Branch	Leased	June 30, 2007	N/A
695 E. Main Street
Mondovi, WI 54755

Rice Lake Branch	Leased	April 30, 2007	N/A
2462 S. Main Street
Rice Lake, WI 54868

Chippewa Falls Branch	Owned	N/A	$375
427 W. Prairie View Road
Chippewa Falls, WI 54729

Baraboo Branch	Owned(1)	N/A	$0
S. 2423 Highway 12
Baraboo, WI 53913

Black River Falls Branch	Owned(1)	N/A	$25
W. 9036 Highway 54 E.
Black River Falls, WI 54615

Mankato Branch	Leased	October 30, 2010	N/A
1410 Madison Avenue
Mankato, MN 56001

Oakdale Branch	Leased	September 30, 2009	N/A
7035 10th Street North
Oakdale, MN 55128

Lake Orion Branch(2)	Leased	February 28, 2012	N/A
688 S. Lapeer Road
Lake Orion, MI 48362

Rochester Hills Branch	Owned	N/A	$587
310 West Tienken Road
Rochester Hills, MI 48306
______________
(1)	The building is owned and the land is leased.
(2)	Citizens Community Federal has a right to cancel this lease on or after March 1, 2007, with the cancellation to take effect 90 days after it exercises the right to cancel.

Next Page

Item 3.           Legal Proceedings

                      In the opinion of management, the Bank is not a party to any other pending claims or lawsuits that are expected to have a material effect on the Bank's financial condition or operations.   Periodically, there have been various claims and lawsuits involving the Bank mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business.  Aside from such pending claims and lawsuits, which are incident to the conduct of the Bank's ordinary business, the Bank is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Bank.

Item 4.           Submission of Matters to a Vote of Security Holders

                      No matters were submitted to a vote of security holders during the quarter ended September 30, 2006.

PART II

Item 5.           Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

           (a)         The information contained in the section captioned "Stockholder Information" in the Annual Report, attached hereto as Exhibit 13, is incorporated herein by reference.

           (b)        Use of Proceeds. The Company commenced its stock offering in connection with the second-step conversion of Citizens Community, MHC from the mutual holding company form of organization to a full stock corporation on September 21, 2006 and completed the offering and conversion on October 31, 2006. Keefe, Bruyette & Woods, Inc. assisted the Company in its selling efforts on a best efforts basis. The Company sold 5,290,000 shares of its common stock, par value $0.10 per share, at $10.00 per share, representing the super-maximum of the offering range. In addition, each share of common stock held by the public stockholders of Citizens Community Bancorp, the former middle-tier stock holding company, was converted into 1.91067 shares of common stock of the Company, resulting in an aggregate of 1,826,380 exchange shares. Accordingly, upon completion of the Conversion, the Company had 7,116,380 total shares outstanding. Shares of the Company began trading on November 1, 2006 on the Nasdaq Global Market under the symbol "CZWI."

           The Company paid an underwriting commission to Keefe, Bruyette & Woods, Inc. of 1.35% of the aggregate amount of common stock sold, not counting exchange shares issued to holders of Citizens Community Bancorp common stock and excluding (i) 86,272 shares purchased in the offering by directors, officers and employees of the Company and its subsidiaries and (ii) 341,501 shares purchased in the offering by the Bank's employee stock ownership plan. Offering expenses, excluding underwriting commissions of $656,401, totaled $1.6 million and net proceeds of the offering were $51.3 million. The Company used $3.4 million of the net proceeds to make a loan to the Bank's employee stock ownership plan for the plan's purchase of 341,501 shares in the offering.

Next Page

           (c)           Issuer Purchases of Equity Securities.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
Period
Quarter ended September 30, 2006	---	N/A	---	$ ---

Item 6.           Selected Financial Data

                      The information contained in the section captioned "Selected Consolidated Financial Information" in the Annual Report is incorporated herein by reference.

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations

                      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A          Quantitative and Qualitative Disclosures About Market Risk

                      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" in the Annual Report is incorporated herein by reference.

Item 8.           Financial Statements and Supplementary Data

                      Report From Independent Registered Accounting Firm*

(a)	Consolidated Balance Sheets as of September 30, 2006 and 2005*
(b)	Consolidated Statements of Income for the Years Ended September 30, 2006, 2005 and 2004*
(c)	Consolidated Statements of Changes in Stockholders' Equity For the Years Ended September 30, 2006, 2005 and 2004*
(d)	Consolidated Statements of Cash Flows For the Years Ended September 30, 2006, 2005 and 2004*
(e)	Notes to Consolidated Financial Statements*

                     ____________
*	Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                         No disclosure under this item is required.

Next Page

Item 9A.         Controls and Procedures

           (a)       Evaluation of Disclosure Controls and Procedures

           The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

           We performed an evaluation of the significant policies, controls and procedures of the Company and have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports is accumulated and communicated to management in a timely manner and recorded, processed and summarized accurately.

           Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending September 30, 2008. In addition, our independent accountants must report on management's evaluation in the subsequent years. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

Item 9B.           Other Information

                         None.

PART III

Item 10.           Directors, Executive Officers, Promoters and Control Persons; Compliance with
                         Section 16(a) of the Exchange Act

Directors

           Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held February 22, 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

           Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held February 22, 2007, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be field not later than 120 days after the close of the fiscal year.

Next Page

Section 16(a) Compliance

           Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock.   Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.   To the Company's knowledge no late reports occurred during the fiscal year ended September 30, 2006.   All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

           The Company's code of conduct, adopted on October 31, 2006, is applicable to its principal executive officer, principal financial officer and principal accounting officer (as well as all other employees), does meet the definition of "code of ethics" set forth in Item 406 of SEC Regulation S-K. A copy of this document is available free of charge by contacting John D. Zettler, our Investor Relations Officer, at (715) 836-9994. A copy of the Company's Code of Ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-K for the fiscal year ending September 30, 2006.

Item 11.           Executive Compensation

           Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held February 22, 2007, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

           Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held February 22, 2007, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

           The following table sets forth information as of September 30, 2006 with respect to compensation plans under which shares of common stock were issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	202,201(1)	$7.04(1)	82,578(1)
Equity Compensation Plans Not Approved By Security Holders	---	---	---
____________________
(1)	Reflects amounts after exchange ratio related to second-step offering.

Item 13.           Certain Relationships and Related Transactions

           Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held February 22, 2007, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

PART IV

Item 14.           Principal Accountant Fees and Services

           Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 15.           Exhibits and Financial Statement Schedules

           (a)(1)   Financial Statements:

                        Part II, Item 8 is hereby incorporated by reference.

           (a)(2)   Financial Statement Schedules:

                        All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

           (a)(3)   Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Articles of Incorporation of the Registrant	*
3(ii)	Bylaws of the Registrant	*
10	Material contracts:
	(a) Registrant's 2004 Stock Option Plan	**
	(b) Registrant's 2004 Recognition and Retention Plan	**
(c) Employment Agreements:
	(i) James G. Cooley	*
	(ii) Johnny W. Thompson	*
	(iii) John D. Zettler	*
	(iv) Timothy J. Cruciani	*
	(v) Rebecca Johnson	*
	(vi) Brian P. Ashley	***
	(e) Tax Allocation Agreement	**
13	2006 Annual Report to Stockholders	13
14	Code of Conduct and Ethics	14
21	Subsidiaries of the Registrant	21
23	Consent of Auditors	23
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32
_______________________
*	Filed as exhibit to the Company's registration statement filed on June 30, 2006 (File No.333-135527) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
**	Filed as exhibit to Citizen Community Bancorp's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.
***	Filed as exhibit to Citizen Community Bancorp's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

Next Page

SIGNATURES

           Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date:	December 21, 2006	By:	/s/ James G. Cooley James G. Cooley President and Chief Executive Officer (Duly Authorized Representative)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard McHugh Richard McHugh Chairman of the Board	December 21, 2006

By:	/s/ James G. Cooley James G. Cooley President, Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2006

By:	/s/ Thomas C. Kempen Thomas C. Kempen Vice Chairman of the Board	December 21, 2006

By:	/s/ Brian R. Schilling Brian R. Schilling Director and Treasurer	December 21, 2006

By:	/s/ Adonis E. Talmage Adonis E. Talmage Director and Secretary	December 21, 2006

By:	/s/ David B. Westrate David B. Westrate Director	December 21, 2006

By:	/s/ John D. Zettler John D. Zettler Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 21, 2006

Next Page

Index to Exhibits

Regulation S-K Exhibit Number	Document

13	2006 Annual Report to Stockholders

14	Code of Conduct and Ethics

21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

End.