Form 10-Q
period 2006-12-31
Citizens Community Bancorp Inc.
filed 2007-02-12
CIK 1367859

UNITED STATES SECURIT1ES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q	OMB APPROVAL OMB Number: 3235-0070 Expires: January 1, 2008 Estimated Average burden Hours per response.......192

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2006. OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from __________________________ to__________________________
Commission file number 001-33003

CITIZENS COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	20-5120010 (IRS Employer Identification Number)

2174 EastRidge Center, Eau Claire, WI 54701

(Address of principal executive offices)

715-836-9994

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes            No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer            Accelerated filer            Non-Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.	Yes No

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At January 31, 2007, there were 7,116,380 shares of the issuers' common stock outstanding.

Next Page

CITIZENS COMMUNITY BANCORP, INC.

INDEX

Next Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Balance Sheets
December 31, 2006 unaudited, September 30, 2006 derived from audited financial statements
(in thousands)

Assets	December 31, 2006	September 30, 2006

Cash and cash equivalents	$5,163	$6,170
Other interest-bearing deposits	666	959
Securities available-for-sale (at fair value)	758	782
Federal Home Loan Bank stock	2,564	3,060
Loans receivable	266,946	259,302
Allowance for loan losses	(852)	(835)
Loans receivable - net	266,094	258,467
Loans held for sale	431	321
Office properties and equipment - net	3,700	3,681
Accrued interest receivable	945	841
Intangible assets	1,754	1,829
Goodwill	5,466	5,466
Other assets	2,322	2,414
TOTAL ASSETS	$289,863	$283,990

Liabilities and Stockholders' Equity	December 31, 2006	September 30, 2006

Liabilities:
Deposits	$192,274	$186,711
Federal Home Loan Bank advances	16,362	61,200
Other liabilities	3,634	5,997
Total liabilites	212,270	253,908

Stockholders' equity:
Common stock - 7,116,380 and 3,747,319 shares, respectively	71	37
Additional paid-in capital	69,832	18,833
Retained earnings	12,629	12,792
Unearned ESOP shares	(4,222)	(894)
Unearned deferred compensation	(310)	(334)
Accumulated other comprehensive loss	(407)	(11)
Treasury stock at cost - 0 and 22,691 shares, respectively	0	(341)
Total stockholders' equity	77,593	30,082
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$289,863	$283,990

Next Page

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Income - Unaudited
For the Three Months Ended December 31, 2006 and 2005
(in thousands, except per share data)
	Three Months Ended
	December 31, 2006	December 31, 2005
Interest and dividend Income:
Interest and fees on loans	$4,276	$3,608
Other interest and dividend income	95	134
Total interest and dividend income	4,371	3,742
Interest expense:
Interest on deposits	1,618	1,127
Borrowings	302	379
Total interest expense	1,920	1,506
Net interest income	2,451	2,236
Provision for loan losses	103	70
Net interest income after provision for loan losses	2,348	2,166
Noninterest Income:
Service charges on deposit accounts	226	245
Insurance commissions	101	78
Loan fees and service charges	78	99
Securities gains	0	27
Other	3	4
Total noninterest income	408	453
Noninterest expense:
Salaries and related benefits	1,974	1,366
Occupancy - net	266	217
Office	184	213
Data processing	130	101
Amortization of core deposit	75	75
Advertising, marketing and public relations	33	66
Other	313	294
Total noninterest expense	2,975	2,332
Income (Loss) before provision for income tax	(219)	287
Provision (Benefit) for income taxes	(104)	120
Net income (loss)	($115)	$167
Per share information:
Basic earnings	-$0.02	$0.02*
Diluted earnings	-$0.02	$0.02*
Dividends paid	$0.05	$0.05

* Earnings per share for the prior period was restated to reflect the impact of the second step conversion and reorganization of the Company, which occurred on October 31, 2006.

Next Page

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of
Changes in Stockholders' Equity - Unaudited
For the Three Months ended December 31, 2006 and 2005
(in thousands, except Shares)

Three Months Ended December 31, 2006	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - Beginning of Period	3,747,319	$37	$18,833	$12,792	($894)	($334)	($11)	($341)	$30,082
Comprehensive income:
Net loss				(115)					(115)
Adjustment to initially apply FASB Statement No. 158, net of tax							(621)		(621)
Pension curtailment, net of tax*							75		75
Amortization of unrecognized prior service costs and net gains/losses, net of tax							149		149
Net unrealized gain on available for sale securities, net of tax							1		1
Total comprehensive income									(511)
Sale of common stock	3,369,061	34	51,204						51,238
Unearned shares held by ESOP					(3,415)				(3,415)
Stock option expense			19						19
Committed ESOP shares					87				87
Appreciation in fair value of ESOP shares charged to expense			25						25
Cancelation of treasury stock			(341)					341	0
Dissolution of CCFMHC			92						92
Amortization of restricted stock						24			24
Cash dividends ($0.05 per share)				(48)					(48)
Balance - End of Period	7,116,380	$71	$69,832	$12,629	($4,222)	($310)	($407)	$0	$77,593

Three Months Ended December 31, 2005	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - Beginning of Period	3,747,319	$37	$18,780	$12,537	($1,013)	($389)	($4)	($394)	$29,554
Comprehensive income:
Net income				$167					$167
Net unrealized loss on available for sale securities, net of tax							($29)		($29)
Total comprehensive income									$138
Committed ESOP shares					$29				$29
Appreciation in fair value of ESOP shares charged to expense			$6						$6
Common stock awarded for recognition and retention plan - 3,576 shares			($11)			($42)		$54	$1
Amortization of restricted stock						$22			$22
Cash dividends ($0.05 per share)				($48)					($48)
Balance - End of Period	3,747,319	$37	$18,775	$12,656	($984)	($409)	($33)	($340)	$29,702

* Includes curtailment of $124 ($75, net of tax)

Next Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows - Unaudited
For the Three Months Ended December 31, 2006 and 2005

	December 31, 2006 (Thousands)	December 31, 2005 (Thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	($115)	$167
Adjustments to reconcile net income to net cash provided by activities:
Provision for depreciation	121	91
Provision for loan losses	103	70
Amortization of purchase accounting adjustments	(19)	(19)
Amortization of core deposit intangible	75	75
Amortization of restricted stock	24	22
Provision for stock options	19	0
Provision (benefit) for deferred income taxes	(505)	(266)
Net change in loans held for sale	(110)	0
Federal Home Loan Bank stock dividends	0	(16)
ESOP contribution expense in excess of shares released	25	6
Decrease (increase) in accrued interest receivable and other assets	474	(250)
Increase (decrease) in other liabilities	(2,740)	200
Total adjustments	(2,533)	(87)
Net cash provided by operating activities	(2,648)	80
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits	295	295
Sale of Federal Home Loan Bank stock	496	0
Proceeds from sale of securities available-for-sale	23	212
Net increase in loans	(7,717)	(7,461)
Net capital expenditures	(139)	(32)
Net cash used in investing activities	(7,042)	(6,986)
Cash flows from financing activities:
Decrease in borrowings	(44,838)	(3,500)
Increase in deposits	5,567	10,140
Proceeds from sale of common stock	51,238	0
Dissolution of CCMHC	92	0
Reduction (Increase) in unallocated shares held by ESOP	(3,328)	30
Cash dividends paid	(48)	(48)
Net cash provided by financing activities	8,683	6,622
Net increase (decrease) in cash and cash equivalents	(1,007)	(284)
Cash and cash equivalents at beginning	6,170	9,265
Cash and cash equivalents at end	$5,163	$8,981

Next Page

CITIZENS COMMUNITY BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Organization

              The financial statements of Citizens Community Federal (the "Bank") included herein have been included by Citizens Community Bancorp, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Citizens Community Bancorp (CCB) was a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004. The restructuring included the capitalization of CCB, the sale of 978,650 shares of its common stock, including 119,236 shares to the employee stock ownership plan (ESOP), the issuance of 2,063,100 shares to the Citizens Community MHC and the acquisition by CCB of all of the shares of Citizens Community Federal. The ESOP borrowed $1,192,360 from CCB to purchase its shares of the CCB's stock.

              Proceeds from the stock offering, net of the ESOP loan of $1,192,360, totaled $7,974,296. $4,533,328 was used to purchase 100% (3,041,750 shares) of Citizens Community Federal's stock and $3,340,968 was retained by CCB for short-term investments and general corporate purposes. The restructuring included a series of transactions by which the corporate structure of Citizens Community Federal was converted from a mutual savings bank to the mutual holding company form of ownership. Upon completion, Citizens Community Federal became a federal stock savings bank subsidiary of Citizens Community Bancorp. Citizens Community Bancorp was a majority-owned subsidiary of Citizens Community MHC. Members of Citizens Community Federal became members of Citizens Community MHC and continued to have the same voting rights in Citizens Community MHC after the restructuring as they had in Citizens Community Federal. After the stock offering, Citizens Community MHC owned 67.83% or 2,063,100 shares of the common stock of Citizens Community Bancorp and the remaining 32.17% of the stock was sold to the public.

              On July 1, 2005, CCB acquired Community Plus Savings Bank, Rochester Hills, Michigan, through a merger with and into Citizens Community Federal. In accordance with the merger agreement, CCB issued 705,569 additional shares to Citizens Community MHC, based on the $9.25 million independently appraised value of Community Plus Savings Bank. In addition to the shares issued to Citizens Community MHC, the members of Community Plus Savings Bank became members of Citizens Community MHC. At June 30, 2005, Community Plus Savings Bank had total assets of $46.0 million and deposits and other liabilities of $41.8 million, prior to purchase accounting adjustments.

              On October 31, 2006, a second step conversion was completed in which Citizens Community MHC converted to stock form. Through this transaction, Citizens Community MHC and CCB ceased to exist and were replaced by Citizens Community Bancorp, Inc. as the holding company for the Bank. A total of 5,290,000 shares of common stock were sold in the offering at $10 per share through which the Company received proceeds of $51,254,000 net of offering costs of $1,646,000. The Company contributed $25,627,000 or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company lent $3,415,010 to the ESOP and the ESOP used those funds to acquire 341,501 shares of common stock at $10 per share.

              As part of the conversion, outstanding public shares of CCB were exchanged for 1.91067 shares of Citizens Community Bancorp, Inc., the new holding company of Citizens Community Federal. The exchange resulted in an additional 1,826,380 of outstanding shares of the Company for a total of 7,116,380 outstanding shares. Treasury stock held was cancelled.

Next Page

              The consolidated income of the Company is principally from the income of the Bank. The Bank originates residential and consumer loans and accepts deposits from customers primarily in Wisconsin, Minnesota and Michigan. The Bank acquired a branch in Mankato, Minnesota, in November of 2003, opened a new branch office in Oakdale, Minnesota on October 1, 2004, and acquired Community Plus Savings Bank's Lake Orion and Rochester Hills, Michigan, branches on July 1, 2005. The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Community Federal. All significant inter-company accounts and transactions have been eliminated.

              The accompanying unaudited consolidated financial statements of Citizens Community Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE 3 - STOCK BASED COMPENSATION

              In February 2005, the Recognition and Retention Plan was approved by the Company's shareholders. The plan provides for the grant of up to 113,910 shares. As of December 31, 2006, 70,622 restricted shares had been granted under this plan. Restricted shares are issued at no cost to the employee and have a five-year vesting period. The fair value of the restricted shares on the date of issue was $7.04 per share for 63,790 shares and $6.18 for 6,832 shares. Compensation expense related to these awards was $24,561 for the three months ended December 31, 2006.

              In February 2005, the 2004 Stock Option and Incentive Plan was approved by shareholders. The plan provides for the grant of nonqualified and incentive stock options, and stock appreciation rights. The plan provides for the grant of options for up to 284,778 shares. At December 31, 2006, 202,200 options had been granted under this plan at a weighted average exercise price of $7.04 per share. Options vest over a five-year period. Unexercised nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years. None of the options granted were vested, exercised, or forfeited during the period and all options granted remain outstanding at December 31, 2006.

              The Company accounts for stock-based employee compensation related to its stock option plans using the fair-value-based method consistent with the methodology prescribed by SFAS No. 123(R), "Accounting for Stock-Based Compensation," which the company adopted on October 1, 2006, as required. Accordingly, the Company records compensation expense whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. The cost recognized for the period ended December 31, 2006 was $19,377.

Next Page

NOTE 4 - SUPPLEMENTAL EXECUTIVE AND DIRECTOR RETIREMENT PLANS

              On October 1, 2006, the Company adopted SFAS No. 158, Employers' Accounting for Defined Pension and Other Postretirement Plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize gains or losses and prior service costs or credits that arise during the year but are not recognized as components of net periodic benefit costs under SFAS No. 87 as a component of other comprehensive income. The implementation increased deferred tax assets by $412,000, increased accrued pension liability $1,033,000 and decreased equity $621,000 for the underfunded status of the plan.

NOTE 5 - EARNINGS PER SHARE

              Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The weighted average number of shares outstanding for the three-month period ended December 31, 2006 and 2005 were 6,764,873 and 6,922,359* for basic EPS and 6,821,819 and 6,922,359* for diluted EPS, respectively.

              As described in Note 1, on October 31, 2006, the Company completed a public offering associated with its second step conversion in which a total of 7,116,380 common shares were issued, including the conversion of each outstanding public share into 1.91067 shares of the new holding company.

              Basic and diluted per share net losses of $0.02 were reported for the three months ended December 31, 2006, compared to basic and diluted per share net income of $0.02 reported for the three-month period ended December 31, 2005. The year-to-year decrease in net income was primarily due to the one-time after-tax charge of $370,000 related to agreements with two former executives who resigned. Excluding this one-time charge, the Company would have reported basic and diluted per-share earnings of $0.04 for the 2007 fiscal year.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

              In September 2006, the Securities and Exchange Commission's office (SEC) announced Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The adoption of SAB 108 will not have an impact on our consolidated financial position, results of operations, or cash flows.

              In June 2006, The Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), for Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in

__________________
* Earnings per share for the prior period was restated to reflect the impact of the second step conversion and reorganization for the Company, which occurred on October 31, 2006.

Next Page

a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation will not have a significant effect on the financial statements of the Company.

              In September 2006, The Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes the adoption of this statement will not have a significant effect on the financial statements of the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

              Citizens Community Bancorp ("CCB") was capitalized as a result of an initial public offering related to the mutual holding company reorganization as explained in Note 1 to the unaudited consolidated financial statements, effective March 29, 2004. CCB was the mid-tier holding company for Citizens Community Federal. CCB was chartered under federal law and owned 100% of the stock of Citizens Community Federal (the "Bank"). CCB directed Citizens Community Federal's business activities.

              On October 31, 2006, Citizens Community MHC (the "MHC") completed its reorganization into stock form and Citizens Community Bancorp, Inc. (the "Company") succeeded to the business of CCB, the MHC's former stock holding company subsidiary. The outstanding shares of common stock of the former mid-tier stock holding company (other than shares held by the MHC which were canceled) was converted into 1,826,380 shares of common stock of the Company. As part of the second-step mutual to stock conversion transaction, the Company sold a total of 5,290,000 shares to eligible depositors of the Bank in a subscription offering at $10.00 per share, including 341,501 shares purchased by the employee stock ownership plan with funds borrowed from the Company.

              Citizens Community Bancorp, Inc. is incorporated under the laws of the State of Maryland to hold all of the stock of Citizens Community Federal. Citizens Community Bancorp, Inc. is a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision. Citizens Community Bancorp, Inc. has no significant assets other than all of the outstanding shares of common stock of Citizens Community Federal, the net proceeds of the reorganization it kept and its loan to the employee stock ownership plan.

              The following discussion focuses on the consolidated financial condition of the Company and the Bank as of December 31, 2006 and the consolidated results of operations for the three months ended December 31, 2006, compared to the same period in 2005. This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

              Historically, Citizens Community Bank was a federal credit union. The Bank accepted deposits and made loans to members, who were the people who live, work or worship in the Wisconsin counties of Chippewa and Eau Claire, and parts of Pepin, Buffalo and Trempealeau. In addition, this included businesses and other entities located in these counties, and members and employees of the Hocak Nation. In December 2001, the Bank converted to a federal mutual savings bank in order to better serve our customers and the local community through the broader lending ability of a federal savings bank, and to expand our customer base beyond the limited field of membership permitted for credit unions. As a

Next Page

federal savings bank, the Bank has expanded authority in structuring residential mortgage and consumer loans, and the ability to make commercial loans, although the Bank does not currently have any immediate plans to commence making commercial loans. In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization and in 2006, we completed a second step conversion into a full stock holding company format. The Bank is a federally chartered stock savings institution with 12 full-service offices.

              Citizens Community Federal has utilized this expanded lending authority to significantly increase our ability to market one-to four-family residential lending. Most of these loans are originated through our internal marketing efforts and our existing and walk-in customers. We typically do not rely on real estate brokers and builders to help us generate loan originations.

              In order to differentiate ourselves from our competitors, we have stressed the use of personalized branch-oriented customer service. With operations structured around a branch system staffed with knowledgeable and well-equipped employees, our on-going commitment to training at all levels of our staff remains a key to the Company's success.

              On July 1, 2005, Community Plus Savings Bank, Rochester Hills, Michigan, was acquired through a merger with and into Citizens Community Federal. At June 30, 2005, Community Plus Savings Bank had total assets of $46.0 million and deposits and other liabilities of $41.8 million, prior to purchase accounting adjustments.

              At December 31, 2006, the Company had total assets of $289.9 million, total deposits of $192.3 million and stockholders' equity of $77.6 million. The Company and the Bank are examined and regulated by the Office of Thrift Supervision, its primary federal regulator. The Company and the Bank are also regulated by the FDIC. The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

CRITICAL ACCOUNTING POLICIES

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

              At December 31, 2006, the allowance for loan losses was $852,000, or 0.32%, of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolios.

FINANCIAL CONDITION

              Total Assets. Total assets of the Company as of December 31, 2006 were $289.9 million, compared to $284.0 million as of September 30, 2006, an increase of $5.9 million, or 2.0%. Assets increased primarily as a result of an increase in loans receivable of $7.6 million, partially offset by a decrease of $1.3 million in cash and cash equivalents and interest-bearing deposits, and the sale of FHLB stock totaling $500,000, which was used to fund a portion of the loan increase.

Next Page

              Cash and Cash Equivalents. Cash and cash equivalents decreased from $6.2 million on September 30, 2006, to $5.2 million on December 31, 2006. The decrease was a result of using cash to fund loan growth in the period.

              Loans Receivable. Loans increased by $7.6 million, or 2.9%, to $266.9 million at December 31, 2006, from $259.3 million as of September 30, 2006. At December 31, 2006, the loan portfolio was comprised of $172.9 million of loans secured by real estate, or 64.7% of total loans, and $94.0 million of consumer loans, or 35.3% of total loans.

              At September 30, 2006, the loan portfolio mix included real estate loans of $165.6 million, or 63.9% of total loans, and consumer loans of $93.7 million, or 36.1% of total loans.

              Allowance for Loan Losses. The following table is an analysis of the activity in the allowance for loan losses for the three-month periods ended December 31, 2006, and December 31, 2005.

	Three months ended
	Dec. 31, 2006	Dec 31, 2005
Balance at Beginning	$835	$803
Provisions Charged to Operating Expense	$103	$ 70
Loans Charged Off	$ 91	$ 47
Recoveries on Loans	$ 5	$ 3
Balance at End	$852	$829

Next Page

              Office Properties and Equipment. Total investment in office properties and equipment was $3.7 million on December 31, 2006, and $3.7 million on September 30, 2006.

              Deposits. Deposits as of December 31, 2006, were $192.3 million, compared to $186.7 million as of September 30, 2006, an increase of $5.6 million, or 3.0%. This was primarily a result of certificate of deposit growth.

              Borrowed Funds. Federal Home Loan Bank advances decreased significantly from $61.2 million on September 30, 2006, to $16.4 million on December 31, 2006, as they were paid down using the proceeds from the recent second step stock offering.

              Liquidity and Asset / Liability Management. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit and for payments of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and cash equivalents, other interest bearing deposits, investments held that are available for sale and maturing loans. Advances from the Federal Home Loan Bank system represent the Company's primary source of immediate additional liquidity, and are maintained at a level necessary to fulfill needs. Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a regular basis to lessen the impact of interest rate changes. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan to deposit ratio, competitors' rates and the cost of borrowing funds versus the ability to attract deposits. The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk. The Company's management believes its liquidity sources are adequate to meet its operating needs. The Company's interest spread was negatively impacted by the flat yield curve during the three-month period ended December 31, 2006. The flat yield curve contributed to a reduction in interest spread as interest rates on deposits and borrowings continued to rise at a faster rate than interest rates on loans.

              Off-Balance Sheet Liabilities. The Company has financial instruments with off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2006, the Company has $8.2 million in unused commitments compared to $8.3 million in unused commitments as of September 30, 2006.

Next Page

              Capital Resources. Capital ratios applicable to the Bank as of December 31, 2006 and September 30, 2006 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006 (Unaudited)
Total capital (to risk weighted assets)	$42,734,000	22.4%	$15,235,000	> 8.0%	$19,043,000	> 10.0%
Tier 1 capital (to risk weighted assets)	$42,109,000	22.1%	$7,617,000	> 4.0%	$11,426,000	> 6.0%
Tier 1 capital (to adjusted total assets)	$42,109,000	14.9%	$11,308,000	> 4.0%	$14,135,000	> 5.0%
Tangible capital (to tangible assets)	$42,109,000	14.9%	$4,241,000	> 1.5%	NA	NA
As of September 30, 2006 (Audited)
Total capital (to risk weighted assets)	$20,428,000	11.0%	$14,920,000	> 8.0%	$18,650,000	> 10.0%
Tier 1 capital (to risk weighted assets)	$19,761,000	10.6%	$7,460,000	> 4.0%	$11,190,000	> 6.0%
Tier 1 capital (to adjusted total assets)	$19,761,000	7.2%	$10,943,000	> 4.0%	$13,679,000	> 5.0%
Tangible capital (to tangible assets)	$19,761,000	7.2%	$4,104,000	> 1.5%	NA	NA

              Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities. The Bank was categorized as "well-capitalized" under the regulatory framework for capital adequacy as of December 31, 2006, and September 30, 2006.

Results of Operations

              Overview. For the fiscal 2007 first quarter ended December 31, 2006, the Company continued to see strong loan demand, with deposit growth of approximately 3%. Loan quality remained good-increased loans receivable and modestly higher delinquency levels resulted in a slightly higher loan loss provision. Interest rates on deposits continued to increase at a slightly faster pace than the rates on loans, but this increase was less evident than in fiscal 2006. The Company incurred increased operating expenses during the current period, primarily related to agreements with two former executives who resigned. The Company anticipates continued strong loan growth that should help offset the decline in rate spread going forward.

              Net Income/Loss. For the three months ended December 31, 2006, the Company reported a net loss of $115,000, versus net income of $167,000 for the prior-year first quarter. The year-to-year decrease in net income was primarily due to the one-time, after-tax charge of $370,000 ($610,000 pre-tax) related to agreements with two former executives who resigned. Excluding this one-time charge, the Company would have reported first quarter net income of $255,000, a 52.70% increase from the prior period.

Next Page

              On a basic, per-share basis, which excludes unallocated shares of the employee stock ownership plan, we reported a first-quarter net loss of $0.02 per basic share, compared to earnings of $0.02 per basic share for the three-month period ending December 31, 2005. Again, the decrease related primarily to the one-time charge.

              Net interest margin increased to 3.72% for the three months ended December 31, 2006, from 3.55% for the three months ended December 31, 2005 as a result of the use of proceeds from the recent offering. Interest spread decreased to 3.15% for the current period, compared to 3.55% for the prior three- month period, as a result of the cost of interest-bearing liabilities increasing at a faster pace than earnings assets.

              Total Interest Income. Total interest income increased by $700,000 for the three-month period ended December 31, 2006, to $4.4 million from $3.7 million for the comparable 2005 period. The gain was a result of an increase in the average balance of loans receivable attributed to strong loan demand.

              The average yield on loans receivable was unchanged at 6.44% for the three-month period ended December 31, 2006 and for the 2005 three-month period reflecting the increase in market rates of interest offset by refinancing of higher rate existing loans.

              Total Interest Expense. Total interest expense rose $400,000 to $1.9 million for the quarter ended December 31, 2006, from $1.5 million for the comparable 2005 period. The increase resulted from an increase in the average balance and costs of interest-bearing deposits. This increase was partially offset by a decrease in the average balance of FHLB advances resulting from paying down the advances with proceeds from the second step offering. The average cost of interest-bearing liabilities increased from 2.93% for the quarter ended December 31, 2005, to 3.63% for the quarter ended December 31, 2006.

              Net Interest Income. Net interest income before provision for loan losses for the first quarter ended December 31, 2006 totaled approximately $2.5 million, an increase of $200,000 from $2.2 million for the prior-year period. The increase was a result of the increase in net interest margin resulting from an increase in the average balance of loans receivable, partially offset by an increase in interest expense. Interest expense on deposits increased by $491,000 while interest on borrowings decreased by $77,000.

              Provision for Loan Losses. We establish the provision for loan losses, which is charged to operations, at a level management believes will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, we made provisions of $103,000 and $70,000 for the three-month periods ended December 31, 2006, and 2005, respectively.

              Non-performing assets were 0.64% of total assets as of December 31, 2006 as compared to 0.63% of total assets as of September 30, 2006. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change. We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

              The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions or changes in individual account conditions. In addition, various regulatory

Next Page

agencies, as an integral part in their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.

              Non-Interest Income. Non-interest income decreased slightly to $408,000 for the first quarter ended December 31, 2006, from $453,000 for the prior-year period.

              Non-Interest Expense. Non-interest expense increased to $3.0 million for the 2007 first quarter ended December 31, 2006, compared to $2.3 million for the prior-year period. The increase was due primarily to the one-time charge of $610,000 related to agreements with two former executives who resigned. Excluding this one time charge, the Company would have reported non-interest expense of $2.4 million for the current period.

              Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. "Forward-looking statements", which are based on certain assumptions and describe future plans, strategies and expectations of Citizens Community Bancorp may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential". Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning Citizens Community Bancorp and its business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

Next Page

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

              How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

              In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by the asset and liability management committee. The asset and liability management committee is comprised of members of senior management. The asset and liability management committee establishes guidelines for and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability management committee generally meets on a weekly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the asset and liability management committee recommends strategy changes, as appropriate, based on this review. The committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors on a monthly basis.

              In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:
  originating first mortgage loans, with a clause allowing for payment on demand after a stated period of time, originating shorter-term consumer loans,
  originating prime-based home equity lines of credit,
  managing our deposits to establish stable deposit relationships, using Federal Home Loan Bank advances to align maturities and repricing terms, and attempting to limit the percentage of long-term fixed-rate loans in our portfolio which do not contain a payable on demand clause.

Next Page

              At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Citizens Community Federal's interest rate risk position somewhat in order to maintain its net interest margin.

              In light of our performance in fiscal 2005 and fiscal 2006, management believes our strategies have proven to be effective. Credit quality continued to be strong with delinquency and charge-off ratios remaining low. Interest rate risk, defined by net portfolio value, continued to show minimal risk. By continuing to use our payment on demand clauses on our first mortgage loan originations, less than 10% of the Citizen Community Federal assets were represented by traditional fixed-rate mortgage loans with amortizations of fifteen years or greater.

              As of December 31, 2006, $129.3 million of our loans in portfolio included a payable on demand clause. We have not utilized the clause since fiscal 2000 because, in management's view, it has not been appropriate. Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable on demand clause is to provide Citizens Community Federal with some protection against the impact on net interest margin of sharp and prolonged interest rate increases. It is Citizens Community Federal's policy to write the majority of its real estate loans with a payable on demand clause. The factors considered in determining whether and when to utilize the payable on demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; desire to restructure the balance sheet; an individual borrowers unsatisfactory payment history; and the remaining term to maturity.

              As part of its procedures, the asset and liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity. Market value of portfolio equity is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the board of directors of Citizens Community Federal.

              The following table sets forth, at September 30, 2006, an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments). As of September 30, 2006, due to the current level of interest rates, the OTS no longer provides NPV estimates for decreases in interest rates greater than 200 basis points.

Next Page

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)
+300 bp	$14,290	$(6,749)	(32)%	5.41%	(226) bp
+200 bp	16,590	(4,449)	(21)	6.20	(147)
+100 bp	18,862	(2,177)	(10)	6.96	(71)
0 bp	21,039	---	---	7.66	---
-100 bp	23,005	1,966	9	8.29	62
-200 bp	24,778	3,738	18	8.83	116

___________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

Next Page

              For comparative purposes, the table below sets forth, at June 30, 2006, an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments). As of June 30, 2006, due to the current level of interest rates, the OTS no longer provided NPV estimates for decreases in interest rates greater than 200 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)
+300 bp	$13,893	$(6,595)	(32)%	5.58%	(232) bp
+200 bp	16,093	(4,395)	(21)	6.37	(152)
+100 bp	18,307	(2,182)	(11)	7.15	(74)
0 bp	20,488	---	---	7.90	---
-100 bp	22,418	1,929	9	8.53	64
-200 bp	23,686	3,197	16	8.93	103

___________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

              The OTS uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

              The assumptions used by management to evaluate the vulnerability of Citizens Community Federal's operations to changes in interest rates in the table above are utilized in, and set forth under, the gap table below. Although management finds these assumptions reasonable, the interest rate sensitivity of Citizens Community Federal's assets and liabilities and the estimated effects of changes in interest rates on Citizens Community Federal's net interest income and market value of portfolio equity indicated in the above table could vary substantially if different assumptions were used or actual experience differs from such assumptions.

Next Page

ITEM 4.    CONTROLS AND PROCEDURES

              An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Act") as of December 31, 2006, was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

              The Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

              Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending September 30, 2008. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be re-mediated before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

Next Page

PART II - OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.	RISK FACTORS There are no material changes from the risk factors disclosed in the Company's Form 10K for the fiscal year ended September 30, 2006.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS The following table summarizes our share repurchase activity during the three months ended December 31, 2006.
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan
October 1, 2006 through October 31, 2006	NA	NA	NA	NA
November 1, 2006 through November 30, 2006	NA	NA	NA	NA
December 1, 2006 through December 31, 2006	NA	NA	NA	NA
Total	NA	NA	NA	NA

Item 3.	DEFAULTS UPON SENIOR SECURITIES Not applicable.
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not applicable.
Item 5.	OTHER INFORMATION Not applicable.
Item 6.	EXHIBITS
	(a)	Exhibits
		31.1 31.2 32.0	Rule 13a-15(e) Certification of the Company's President and Chief Executive Officer Rule 13a-15(e) Certification of the Company's Chief Financial Officer Certification

Next Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.
Date:	February 9, 2007	By:	/s/ James G. Cooley James G. Cooley President and Chief Executive Officer
Date:	February 9, 2007	By:	/s/ John D. Zettler John D. Zettler Chief Financial Officer

End.