Form 10-Q
period 2007-03-31
Citizens Community Bancorp Inc.
filed 2007-05-11
CIK 1367859

UNITED STATES SECURIT1ES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q	OMB APPROVAL OMB Number: 3235-0070 Expires: January 1, 2008 Estimated Average burden Hours per response.......192

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007. OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from __________________________ to__________________________
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

At April 30, 2007, there were 7,118,205 shares of the issuers' common stock outstanding.

NEXT PAGE

CITIZENS COMMUNITY BANCORP, INC.

INDEX

NEXT PAGE

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Balance Sheets
March 31, 2007 unaudited, September 30, 2006 derived from audited financial statements
(in thousands)

Assets	March 31, 2007	September 30, 2006

Cash and cash equivalents	$3,900	$6,170
Other interest-bearing deposits	469	959
Securities available-for-sale (at fair value)	720	782
Federal Home Loan Bank stock	2,564	3,060
Loans receivable	280,919	259,302
Allowance for loan losses	(857)	(835)
Loans receivable - net	280,062	258,467
Loans held for sale	0	321
Office properties and equipment - net	3,619	3,681
Accrued interest receivable	954	861
Intangible assets	1,679	1,829
Goodwill	5,466	5,466
Other assets	2,664	2,394
TOTAL ASSETS	$302,097	$283,990

Liabilities and Stockholders' Equity	March 31, 2007	September 30, 2006

Liabilities:
Deposits	$199,528	$186,711
Federal Home Loan Bank advances	21,362	61,200
Other liabilities	3,618	5,997
Total liabilities	224,508	253,908

Stockholders' equity:
Common stock - 7,113,647 and 3,747,319 shares, respectively	71	37
Additional paid-in capital	69,835	18,833
Retained earnings	12,430	12,792
Unearned ESOP shares	(4,107)	(894)
Unearned deferred compensation	(250)	(334)
Accumulated other comprehensive loss	(390)	(11)
Treasury stock at cost - 0 and 22,691 shares, respectively	0	(341)
Total stockholders' equity	77,589	30,082
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$302,097	$283,990

NEXT PAGE

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Income - Unaudited
For the Three and Six Months Ended March 31, 2007 and 2006

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Interest and dividend Income:
Interest and fees on loans	$4,403	$3,697	$8,679	$7,305
Other interest and dividend income	80	85	175	219
Total interest and dividend income	4,483	3,782	8,854	7,524
Interest expense:
Interest on deposits	1,668	1,241	3,286	2,368
Borrowings	251	394	553	773
Total interest expense	1,919	1,635	3,839	3,141
Net interest income	2,564	2,147	5,015	4,383
Provision for loan losses	87	38	190	108
Net interest income after provision for loan losses	2,477	2,109	4,825	4,275

Noninterest Income:
Service charges on deposit accounts	232	230	458	475
Insurance commissions	105	88	206	165
Loan fees and service charges	60	95	138	195
Securities gains	0	0	0	27
Other	4	4	7	8
Total noninterest income	401	417	809	870

Noninterest expense:
Salaries and related benefits	1,363	1,406	3,337	2,772
Occupancy - net	301	251	567	468
Office	203	216	387	428
Data processing	138	106	268	207
Amortization of core deposit	76	76	151	151
Advertising, marketing and public relations	42	57	75	123
Other	465	275	778	570
Total noninterest expense	2,588	2,387	5,563	4,719

Income before provision for income tax	290	139	71	426
Provision for income taxes	133	57	29	176

Net income	$157	$82	$42	$250

Per share information:
Basic earnings	$0.02	$0.01*	$0.01	$0.04*
Diluted earnings	$0.02	$0.01*	$0.01	$0.04*
Dividends paid	$0.05	$0.05	$0.10	$0.10

* Earnings per share for the prior period was restated to reflect the impact of the second step conversion and reorganization of the Company, which occurred on October 31, 2006.

NEXT PAGE

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of
Changes in Stockholders' Equity - Unaudited
For the Six Months ended March 31, 2007 and 2006
(in thousands, except Shares)

Six Months Ended March 31, 2007	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - Beginning of Period	3,747,319	$37	$18,833	$12,792	($894)	($334)	($11)	($341)	$30,082
Comprehensive income:
Net loss				42					42
Adjustment to initially apply FASB Statement No. 158, net of tax							(621)		(621)
Pension curtailment, net of tax*							75		75
Amortization of unrecognized prior service costs and net gains/losses, net of tax							165		165
Net unrealized gain on available for sale securities, net of tax							2		2
Total comprehensive income									(337)

Sale of common stock	3,369,061	34	51,204						51,238
Unearned shares held by ESOP					(3,415)				(3,415)
Stock option expense			38						38
Committed ESOP shares					202				202
Appreciation in fair value of ESOP shares charged to expense			46						46
Cancelation of treasury stock			(341)					341	0
Dissolution of CCFMHC			92						92
Cancelation of unvested restricted stock			(37)			37			0
Amortization of restricted stock						47			47
Cash dividends ($0.10 per share)				(404)					(404)
Balance - End of Period	7,116,380	$71	$69,835	$12,430	($4,107)	($250)	($390)	$0	$77,589

Six Months Ended March 31, 2006	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - Beginning of Period	3,747,319	$37	$18,780	$12,537	($1,013)	($389)	($4)	($394)	$29,554
Comprehensive income:
Net income				250					250
Net unrealized loss on available for sale securities, net of tax							(18)		(18)
Total comprehensive income									232

Committed ESOP shares					59				59
Appreciation in fair value of ESOP shares charged to expense			17						17
Common stock awarded for recognition and retention plan - 3,576 shares			(11)			(43)		54	0
16 Shares of common stock purchased from employee 401K retirement plan
Amortization of restricted stock						48			48
Cash dividends ($0.10 per share)				(96)					(96)
Balance - End of Period	3,747,319	$37	$18,786	$12,691	($954)	($384)	($22)	($340)	$29,814

* Includes curtailment of $124 ($75, net of tax)

NEXT PAGE

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows - Unaudited
For the Six Months Ended March 31, 2007 and 2006

	March 31, 2007	March 31, 2006
	(Thousands)	(Thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$42	$250

Adjustments to reconcile net income to net cash provided
by activities:
Provision for depreciation	246	181
Provision for loan losses	190	108
Amortization of purchase accounting adjustments	(37)	(38)
Amortization of core deposit intangible	151	151
Amortization of restricted stock	47	48
Provision for stock options	38	0
Benefit for deferred income taxes	(514)	(263)
Net change in loans held for sale	321	0
Federal Home Loan Bank stock dividends	0	(16)
ESOP contribution expense in excess of shares released	46	17
Decrease in accrued interest receivable and other assets	132	235
Increase (decrease) in other liabilities	(2,739)	90

Total adjustments	(2,119)	513

Net cash provided by operating activities	(2,077)	763

Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits	492	295
Sale of Federal Home Loan Bank stock	496	285
Proceeds from sale of securities available-for-sale	62	231
Net increase in loans	(21,760)	(16,476)
Net capital expenditures	(183)	(869)

Net cash used in investing activities	(20,893)	(16,534)

Cash flows from financing activities:
Decrease in borrowings	(39,838)	0
Increase in deposits	12,825	10,837
Proceeds from sale of common stock	51,238	0
Dissolution of CCMHC	92	0
Reduction (Increase) in unallocated shares held by ESOP	(3,213)	60
Cash dividends paid	(404)	(95)

Net cash provided by financing activities	20,700	10,802

Net decrease in cash and cash equivalents	(2,270)	(4,969)
Cash and cash equivalents at beginning	6,170	9,265

Cash and cash equivalents at end	$3,900	$4,296

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$3,286	$2,416
Interest paid on borrowings	722	765
Income taxes	268	338

NEXT PAGE

CITIZENS COMMUNITY BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -Organization

The financial statements of Citizens Community Federal (the "Bank") included herein have been included by Citizens Community Bancorp, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Citizens Community Bancorp (CCB) was a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004. The restructuring included the capitalization of CCB, through the sale of 978,650 shares of its common stock, including 119,236 shares to the employee stock ownership plan (ESOP), the issuance of 2,063,100 shares to the Citizens Community MHC and the acquisition by CCB of all of the shares of Citizens Community Federal. The ESOP borrowed $1,192,360 from CCB to purchase its shares of the CCB's stock.

Proceeds from the stock offering, net of the ESOP loan of $1,192,360, totaled $7,974,296. $4,533,328 was used to purchase 100 percent (3,041,750 shares) of Citizens Community Federal's stock and $3,340,968 was retained by CCB for short-term investments and general corporate purposes. The restructuring included a series of transactions by which the corporate structure of Citizens Community Federal was converted from a mutual savings bank to the mutual holding company (MHC) form of ownership. Upon completion, Citizens Community Federal became a federal stock savings bank subsidiary of CCB. CCB was a majority-owned subsidiary of Citizens Community MHC. Members of Citizens Community Federal became members of Citizens Community MHC and continued to have the same voting rights in Citizens Community MHC after the restructuring as they had in Citizens Community Federal. After the stock offering, Citizens Community MHC owned 67.83 percent or 2,063,100 shares of the common stock of Citizens Community Bancorp and the remaining 32.17 percent of the stock was sold to the public.

On July 1, 2005, CCB acquired Community Plus Savings Bank, Rochester Hills, Mich., through a merger with and into Citizens Community Federal. In accordance with the merger agreement, CCB issued 705,569 additional shares to Citizens Community MHC, based on the $9.25 million independently appraised value of Community Plus Savings Bank. In addition to the shares issued to Citizens Community MHC, the members of Community Plus Savings Bank became members of Citizens Community MHC. At June 30, 2005, Community Plus Savings Bank had total assets of $46.0 million, and deposits and other liabilities of $41.8 million, prior to purchase accounting adjustments.

On October 31, 2006, a second step conversion was completed in which Citizens Community MHC converted to stock form. Through this transaction, Citizens Community MHC and CCB ceased to exist, and were replaced by Citizens Community Bancorp, Inc. as the holding company for the Bank. A total of 5,290,000 shares of common stock were sold in the offering at $10 per share through which the Company received proceeds of $51,254,000, net of offering costs of $1,646,000. The Company contributed $25,627,000, or approximately 50 percent of the net proceeds, to the Bank in the form of a capital contribution. The Company lent $3,415,010 to the ESOP, and the ESOP used those funds to acquire 341,501 shares of common stock at $10 per share.

As part of the conversion, outstanding public shares of CCB were exchanged for 1.91067 shares of Citizens Community Bancorp, Inc., the new holding company of Citizens Community Federal. The

NEXT PAGE

exchange resulted in an additional 1,826,380 of outstanding shares of the Company for a total of 7,116,380 outstanding shares. Treasury stock held was cancelled.

The consolidated income of the Company is principally from the income of the Bank. The Bank originates residential and consumer loans and accepts deposits from customers primarily in Wisconsin, Minnesota and Michigan. The Bank acquired a branch in Mankato, Minn., in November of 2003, opened a new branch office in Oakdale, Minn. on October 1, 2004, and acquired Community Plus Savings Bank's Lake Orion and Rochester Hills, Mich., branches on July 1, 2005. The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies, and undergoes periodic examination by those regulatory agencies.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Community Federal. All significant inter-company accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp, Inc. have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and six months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

NOTE 3 - STOCK-BASED COMPENSATION

In February 2005, a recognition and retention plan was approved by the Company's shareholders. The plan provides for the grant of up to 113,910 shares. As of March 31, 2007, 70,622 restricted shares had been granted under this plan, and 2,733 of these shares have been forfeited. Restricted shares are issued at no cost to the employee and have a five-year vesting period. The fair value of the restricted shares on the date of issue was $7.04 per share for 63,790 shares and $6.18 for 6,832 shares. Compensation expense related to these awards was $22,519 for the three months ended March 31, 2007, and $47,080 for the six-month period ended March 31, 2007.

In February 2005, the 2004 stock option and incentive plan was approved by shareholders. The plan provides for the grant of nonqualified and incentive stock options, and stock appreciation rights. The plan provides for the grant of options for up to 284,778 shares. At March 31, 2007, 202,200 options had been granted under this plan at a weighted average exercise price of $7.04 per share. Options vest over a five-year period. Unexercised nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years. At March 31, 2007, 80,886 shares granted were vested, 6,833 shares have been forfeited and no shares have been exercised. Of the 202,200 options granted, 195,367 remain outstanding on March 31, 2007.

The Company accounts for stock-based employee compensation related to its stock option plans using the fair-value-based method consistent with the methodology prescribed by SFAS No. 123(R), "Accounting for Stock-Based Compensation," which the company adopted on October 1, 2006, as required. Accordingly, the Company records compensation expense whereby compensation cost is

NEXT PAGE

measured at the grant date based on the value of the award and is recognized over the vesting period. The cost recognized for the three-month period ended March 31, 2007, was $18,650, and $38,027 for the six-month period.

NOTE 4 - SUPPLEMENTAL EXECUTIVE AND DIRECTOR RETIREMENT PLANS

On October 1, 2006, the Company adopted SFAS No. 158, Employers' Accounting for Defined Pension and Other Postretirement Plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. It also requires an employer to recognize gains or losses, and prior service costs or credits that arise during the year, but are not recognized as components of net periodic benefit costs under SFAS No. 87 as a component of other comprehensive income. The implementation increased deferred tax assets by $412,000, increased accrued pension liability $1,033,000 and decreased equity $621,000 for the under-funded status of the plan.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts, to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The weighted average number of shares outstanding for the three-month period ended March 31, 2007, and March 31, 2006, were 6,614,035 and 6,931,466* for basic EPS, and 6,641,145 and 6,819,340* for diluted EPS, respectively. The weighted average number of shares outstanding for the six-month period ended March 31, 2007, and March 31, 2006, were 6,700,033 and 6,926,668* for basic EPS, respectively, and 6,727,996 and 6,931,466* for diluted EPS, respectively.

As described in Note 1, on October 31, 2006, the Company completed a public offering associated with its second step conversion. In total, 7,116,380 common shares were issued, including the conversion of each outstanding public share into 1.91067 shares of the new holding company.

On a basic and diluted per-share basis, Citizens Community Bancorp, Inc. reported second-quarter earnings of $0.02 per share, compared to earnings of $0.01 per share for the year-earlier three-month period. For the six months, the Company reported basic and diluted earnings of $0.01 per share, versus earnings of $0.04 per share in 2006.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), for Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest

_____________________________
*Earnings per share for the prior period were restated to reflect the impact of the second step conversion and reorganization of the Company, which occurred on October 31, 2006.

NEXT PAGE

and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation will not have a significant effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, established a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes the adoption of this statement will not have a significant effect on its financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159, the Fair Value Option for Financial Assets and Financial Liabilities. This statement amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes the adoption of this statement will not have a significant effect on the financial statements of the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

Citizens Community Bancorp ("CCB") was capitalized as a result of an initial public offering related to the mutual holding company reorganization as explained in Note 1 to the unaudited consolidated financial statements, effective March 29, 2004. CCB was the mid-tier holding company for Citizens Community Federal. CCB was chartered under federal law and owned 100 percent of the stock of Citizens Community Federal (the "Bank"). CCB directed Citizens Community Federal's business activities.

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

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of March 31, 2007, and on the consolidated results of operations for the three and six months

NEXT PAGE

ended March 31, 2007, compared to the same period in 2006. This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Historically, Citizens Community Federal was a federal credit union. The Bank accepted deposits and made loans to members who live, work or worship in the Wisconsin counties of Chippewa and Eau Claire, and parts of Pepin, Buffalo and Trempealeau. In addition, this included businesses and other entities located in these counties, and members and employees of the Hocak Nation.

In December 2001, the Bank converted to a federal mutual savings bank in order to better serve its customers and the local community through the broader lending ability of a federal savings bank, and to expand its customer base beyond the limited field of membership permitted for credit unions. As a federal savings bank, the Bank has expanded authority in structuring residential mortgage and consumer loans, and it has the ability to make commercial loans, although the Bank does not currently have any immediate plans to commence making commercial loans.

In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization. In 2006, it completed a second step conversion into a full stock holding company format. The Bank is a federally chartered stock savings institution with 12 full-service offices.

Citizens Community Federal has utilized this expanded lending authority to significantly increase our ability to market one-to four-family residential lending. Most of these loans are originated through our internal marketing efforts, and our existing and walk-in customers. We typically do not rely on real estate brokers and builders to help us generate loan originations.

In order to differentiate ourselves from our competitors, we have stressed the use of personalized, branch-oriented customer service. With operations structured around a branch system staffed with knowledgeable and well-equipped employees, our ongoing commitment to training at all levels of our staff remains a key to the Company's success.

On July 1, 2005, Community Plus Savings Bank, located in Rochester Hills, Mich., was acquired through a merger with and into Citizens Community Federal. At June 30, 2005, Community Plus Savings Bank had total assets of $46.0 million and deposits and other liabilities of $41.8 million, prior to purchase accounting adjustments.

At March 31, 2007, the Company had total assets of $302.1 million, total deposits of $199.5 million and stockholders' equity of $77.6 million. The Company and the Bank are examined and regulated by the Office of Thrift Supervision, its primary federal regulator. The Company and the Bank are also regulated by the FDIC. The Bank is required to have certain reserves set by the Federal Reserve Board, and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses.

Citizens Community Federal maintains an allowance for loan losses to absorb probable incurred losses in its loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the loan loss allowance, management considers the types and amounts of loans in the loan portfolio, historical loss experience,

NEXT PAGE

adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

At March 31, 2007, the allowance for loan losses was $857,000, or 0.31 percent, of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in the Company's loan portfolios.

FINANCIAL CONDITION

Total Assets. Total assets of the Company as of March 31, 2007, were $302.1 million, compared with $289.9 million at December 31, 2006, and $284.0 million as of September 30, 2006, a fiscal year-to-date increase of $18.1 million, or 6.4 percent. Assets increased year-to-date primarily as a result of an increase in loans receivable of $21.6 million, partially offset by a decrease of $2.3 million in cash and cash equivalents and interest-bearing deposits, and the sale of FHLB stock totaling $500,000, which was used to fund a portion of the loan increase. The fiscal 2007 second-quarter increase of $12.1 million, or 4.2 percent, was primarily due to a $14.0 million increase in loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents decreased from $6.2 million on September 30, 2006, to $3.9 million on March 31, 2007. The decrease was a result of using cash to fund loan growth during the period.

Loans Receivable. Loans increased by $21.6 million, or 8.3 percent, to $280.9 million at March 31, 2007, from $259.3 million as of September 30, 2006. At March 31, 2007, the loan portfolio was comprised of $180.2 million of loans secured by real estate, or 64.1 percent of total loans, and $100.7 million of consumer loans, or 35.9 percent of total loans.

At September 30, 2006, the loan portfolio mix included real estate loans of $165.6 million, or 63.9 percent of total loans, and consumer loans of $93.7 million, or 36.1 percent of total loans.

Allowance for Loan Losses. The following table is an analysis of the activity in the allowance for loan losses for the three and six month periods ended March 31, 2007, and March 31, 2006.

	Three months ended		Six months ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Balance at Beginning	$852	$829	$835	$803
Provisions Charged to Operating Expense	$87	$38	$190	$108
Loans Charged Off	$97	$62	$188	$110
Recoveries on Loans	$ 15	$ 3	$20	$6
Balance at End	$857	$808	$857	$808

NEXT PAGE

Office Properties and Equipment. Total investment in office properties and equipment was $3.6 million on March 31, 2007, and $3.7 million on September 30, 2006.

Deposits. Deposits grew to $199.5 million at March 31, 2007, from $192.3 million at December 31, 2006, and $186.7 million at September 30, 2006, an increase for the six-month period of $12.8 million, or 6.9 percent. The March quarter's increase of $7.2 million or 3.7 percent was equal to an annualized increase of 15.0 percent. Federal Home Loan Bank advances grew by $5.0 million to $21.4 million at March 31, 2007, which when coupled with deposit growth funded Citizen's loan growth. Deposit growth was obtained through growth in all three markets (Minnesota, Wisconsin and Michigan). Management implemented a core deposit growth strategy during the three-month period ended March 31, 2007, designed to attract core checking accounts and money market accounts in the Minnesota branches.

Borrowed Funds. Federal Home Loan Bank advances decreased significantly from $61.2 million on September 30, 2006, to $16.4 million on December 31, 2006, as they were paid down using the proceeds from the recent second step stock offering.

Asset Quality. The Company's nonperforming assets were $1.7 million at March 31, 2007, or 0.57 percent of total assets, down from $1.9 million at December 31, and down from $1.8 million at September 30, 2006. Net charge-offs for the quarter ended March 31, 2007 were $82,000, compared with $86,000 for the quarter ended December 31, 2006. The ratio of the allowance for loan losses to total loans was 0.31 percent at March 31, 2007, compared with 0.32 percent at September 30, 2006.

Liquidity and Asset/Liability Management. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit, and for payments of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and cash equivalents, other interest bearing deposits, investments held that are available for sale and maturing loans. Advances from the Federal Home Loan Bank system represent the Company's primary source of immediate additional liquidity, and are maintained at a level necessary to fulfill needs. Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a regular basis to lessen the impact of interest rate changes. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan-to-deposit ratio, competitors' rates and the cost of borrowing funds versus the ability to attract deposits. The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk. The Company's interest spread was negatively impacted by the flat yield curve during the three-and six-month periods ended March 31, 2007. The flat yield curve contributed to a reduction in interest spread as interest rates on deposits and borrowings continued to rise at a faster rate than interest rates on loans. However, this occurred to a lesser degree in the second quarter than previously experienced. During the same period, interest margin improved as net earning assets increased due to the paydown of Federal Home Loan Bank advances with capital raised from the second step offering.

Off-Balance Sheet Liabilities. The Company has financial instruments with off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2007, the Company has $8.0 million in unused commitments compared to $8.3 million in unused commitments as of September 30, 2006.

NEXT PAGE

Capital Resources. Capital ratios applicable to the Bank as of March 31, 2007, and September 30, 2006, were as follows:

	Capital Ratios
	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2007 (Unaudited)

Total capital (to risk weighted assets)	$43,201,000	21.5%	$16,116,000	>=	8.0%	$20,144,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$42,547,000	21.1%	$8,058,000	>=	4.0%	$12,087,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$42,547,000	14.4%	$11,799,000	>=	4.0%	$14,748,000	>=	5.0%

Tangible capital (to tangible assets)	$42,547,000	14.4%	$4,424,000	>=	1.5%	NA		NA

As of September 30, 2006 (Audited)

Total capital (to risk weighted assets)	$20,428,000	11.0%	$14,920,000	>=	8.0%	$18,650,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$19,761,000	10.6%	$7,460,000	>=	4.0%	$11,190,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$19,761,000	7.2%	$10,943,000	>=	4.0%	$13,679,000	>=	5.0%

Tangible capital (to tangible assets)	$19,761,000	7.2%	$4,104,000	>=	1.5%	NA		NA

Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities. The Bank was categorized as "well-capitalized" under the regulatory framework for capital adequacy as of March 31, 2007, and September 30, 2006.

Results of Operations

Overview. For the fiscal 2007 first and second quarters, the Company continued to see loan demand with steady growth in both real estate and consumer loans. Citizens Community Federal continues to make quality traditional loans while maintaining its low delinquency and charge off results. While interest rates on deposits continued to increase at a slightly faster pace than rates on loans, the Company showed higher net interest margin compared to the previous quarter and fiscal period. The Company anticipates continued loan growth that will help offset any decrease in rate spread.

Net Income. For the three months ended March 31, 2007, the Company reported net income of $157,000, up 91 percent from net income of $82,000 for the 2006 second quarter. The year-over-year increase was primarily due to an increase in net interest income.

Net income for the six months ended March 31, 2007, totaled $42,265, versus $249,554 for the prior-year six month period. The decrease stemmed mainly from the one-time, after-tax charge of $370,000 ($610,000 pre-tax) taken in the 2007 first quarter related to agreements with two Citizens Community

NEXT PAGE

Federal executives who resigned. Excluding the charge, the Company would have reported six month net income of $412,265, a 65% increase from the prior year. As previously announced, Citizens Community Federal does not intend to replace either executive position.

On a basic and diluted pershare basis, Citizens Community Bancorp, Inc. reported second-quarter earnings of $0.02 per share, compared to earnings of $0.01 per share for the year-earlier three-month period. For the six months, the Company reported basic and diluted earnings of $0.01 per share, versus earnings of $0.04 per share in 2006.

The Company incurred increased operating expenses during the first quarter of fiscal 2007, primarily related to agreements with two former executives who resigned. This was a one-time event. Excluding this charge, the Company would have reported six-month basic and diluted per-share earnings of $0.06. Earnings per share for the prior-year three- and six-month periods was restated to reflect the impact of the second step conversion and reorganization of the Company, which occurred October 31, 2006. Net interest margin increased from 3.51 percent to 3.77 percent for the three-month period ended March 31, 2007, compared to the prior three-month period, and from 3.53% to 3.74% for the six-month periods ended March 31, 2006 and March 31, 2007 respectively. The increase for both periods was a result of use of proceeds from the second step offering, by paying down the Federal Home Loan Bank advances and through an increase in loans receivable for the three-and six-month period. Interest spread decreased to 2.97 percent from 3.32 percent for the three-month period ended March 31, 2007, compared to the three-month prior year period, and to 3.06 percent from 3.47 percent for the current six-month period ended March 31, 2007, compared to the prior year six-month period. The decrease was a result of the cost of interest-bearing liabilities increasing at a faster pace than interest-earning assets.

Total Interest Income. Total interest income increased by $701,000 for the three-month period ended March 31, 2007, to $4.5 million compared to $3.8 million for the same period in 2006. Total interest income increased by $1.4 million for the six-month period ended March 31, 2007, to $8.9 million from $7.5 million for the six-month period ended March 31, 2006. The increase for both periods was a result of an increase in the average balance of loans receivable, attributed to strong loan demand due to marketing efforts.

The yield on loans receivable increased in both periods, from 6.51 percent for the three-month period ended March 31, 2006, to 6.53 percent for the three-month period ended March 31, 2007, and from 6.47 percent for the six-month period ended March 31, 2006, to 6.48 percent for the six-month period ended March 31, 2007, reflecting the increasing market rate.

Total Interest Expense. Total interest expense increased $300,000 to $1.9 million for the quarter ended March 31, 2007, from $1.6 million for the quarter ended March 31, 2006, and increased $700,000 to $3.8 million from $3.1 million for the current and previous six-month periods respectively. The increase for both periods resulted from an increase in both the average balance and the cost of interest-bearing deposits. This increase was partially offset by a decrease in the average balance of FHLB advances, resulting from paying down the advances with proceeds from the second step offering.

The average cost of interest-bearing liabilities increased from 3.21% for the quarter ended March 31, 2006, to 3.61 percent for the 2007 second quarter. The average cost of interest-bearing liabilities increased from 3.08 percent for the six-month period ended March 31, 2006, to 3.52 percent for the 2007 six-month period.

Net Interest Income. Net interest income before provision for loan losses increased by $500,000 for the three-month period ended March 31, 2007, to $2.6 million compared to $2.1 million for the same period in 2006. Net interest income increased by $600,000 for the six months, to $5.0 million from $4.4

NEXT PAGE

million in 2006. The growth in net interest income for both periods was a result of an increase in the average balance of loans receivable, partially offset by an increase in interest expense.

Provision for Loan Losses. We establish the provision for loan losses, which is charged to operations, at a level that management believes will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on our evaluation of these factors, we made provisions of $87,000 and $38,000 for the three-months ended March 31, 2007, and March 31, 2006, respectively. For the six-month period ended March 31, 2007, we made provisions of $190,000 compared to provisions of $108,000 for the prior-year six-month period. Non-performing assets were approximately $1.7 million at March 31, 2007, versus $1.8 million at September 30, 2006. Non-performing assets were 0.57 percent of total assets as compared to 0.63 percent of total assets as of September 30, 2006. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change. We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

The allowance level is based on estimates and the ultimate losses may vary from the estimates. Management assesses the loan loss allowance on a monthly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions or changes in individual account conditions. In addition, various regulatory agencies, as an integral part in their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination.

Non-Interest Income. Non-interest income decreased slightly to $401,000 for the three-month period ended March 31, 2007, compared to $417,000 for the same period in 2006. For the six-month period ended March 31, 2007, non-interest income decreased to $809,000 from $870,000 for the six-month period ended March 31, 2006. The slight decreases for both periods were primarily due to small changes in a number of areas.

Non-Interest Expense. Non-interest expense increased modestly from $2.4 million to $2.6 million for the three-month period ended March 31, 2007. The increase for the period was primarily cost-of-living increases. Non-interest expense increased from $4.7 million for the six-month period ended March 31, 2006 to $5.6 million for the same period in 2007. The increase was due primarily to the one-time charge of $610,000 related to agreements with two former executives who resigned. Excluding this one time charge, the Company would have reported non-interest expense of $5.0 million for the current six-month period.

Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. "Forward-looking statements," which are based on certain assumptions and describe future plans, strategies and expectations of Citizens Community Bancorp, may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual

NEXT PAGE

results to differ materially from these estimates, and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning Citizens Community Bancorp and its business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk. Interest rate risk is our most significant market risk.

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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and repricing terms of our interest earning assets and interest bearing liabilities. These policies are implemented by the asset and liability management committee. The asset and liability management committee is comprised of members of senior management. The asset and liability management committee establishes guidelines for and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability management committee generally meets on a weekly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs, capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the asset and liability management committee recommends strategy changes, as appropriate, based on this review. The committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors on a monthly basis.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

    originating first mortgage loans, with a clause allowing for payment on demand after a stated period of time;

    originating shorter term consumer loans;

NEXT PAGE

    originating prime based home equity lines of credit;

    managing our deposits to establish stable deposit relationships;

    using Federal Home Loan Bank advances to align maturities and repricing terms; and

    attempting to limit the percentage of long term, fixed rate loans in our portfolio which does not contain a payable on demand clause.

At times, depending on the level of general interest rates, the relationship between long and short term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Citizens Community Federal's interest rate risk position in order to maintain its net interest margin.

In light of our performance in fiscal 2006 and year-to-date 2007, management believes our strategies have proven to be effective. Credit quality continued to be strong with delinquency and charge off ratios remaining low. Interest rate risk, defined by net portfolio value, continued to show minimal risk. By continuing to originate first mortgage loans with a payment-on-demand clause, less than 10 percent of the Citizen Community Federal assets were represented by traditional fixed rate mortgage loans with amortizations of 15 years or greater.

As of March 31, 2007, $137.1 million of our loans in portfolio included a payable-on-demand clause. We have not utilized the clause since fiscal 2000 because, in management's view, it has not been appropriate. Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide Citizens Community Federal with protection against the impact on net interest margin of sharp and prolonged interest rate increases. It is Citizens Community Federal's policy to write the majority of its real estate loans with a payable on demand clause. The factors considered in determining whether and when to utilize the payable on demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; desire to restructure the balance sheet; an individual borrower's unsatisfactory payment history; and the remaining term to maturity.

As part of its procedures, the asset and liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity. Market value of portfolio equity is defined as the net present value of an institution's existing assets, liabilities and off balance sheet instruments, evaluated against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the board of directors of Citizens Community Federal.

The following table sets forth, at December 31, 2006, an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments). As of December 31, 2006, due to the level of interest rates, the OTS no longer provides NPV estimates for decreases in interest rates greater than 200 basis points.

NEXT PAGE

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)
	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)
+300 bp	$39,169	$(5,899)	(13)%	14.20%	(157) bp
+200 bp	41,191	(3,877)	(9)	14.76	(102)
+100 bp	43,191	(1,877)	(4)	15.30	(48)
0 bp	45,069	---	---	15.78	---
-100 bp	46,612	1,544	3	16.15	37
-200 bp	47,806	2,738	6	16.41	63
______________________ (1) Assumes an instantaneous uniform change in interest rates at all maturities.

NEXT PAGE

For comparative purposes, the table below sets forth, at December 31, 2005, an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments). As of December 31, 2005, due to the level of interest rates, the OTS no longer provided NPV estimates for decreases in interest rates greater than 200 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)
	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)
+300 bp	$18,037	$(5,843)	(24)%	7.54%	(205) bp
+200 bp	20,089	(3,791)	(16)	8.28	(131)
+100 bp	22,078	(1,802)	(8)	8.98	(61)
0 bp	23,880	---	---	9.59	---
-100 bp	25,118	1,238	5	9.99	39
-200 bp	25,514	1,635	7	10.07	48
______________________ (1) Assumes an instantaneous uniform change in interest rates at all maturities.

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

NEXT PAGE

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Act"), as of March 31, 2007, was carried out under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

The Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the deteroriation of the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A.   RISK FACTORS

There are no material changes from the risk factors disclosed in the Company's Form 10-K for the fiscal year ended September 30, 2006.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity during the three months ended March 31, 2007.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan

January 1, 2007 through January 31, 2007	NA	NA	NA	NA
February 1, 2007 through February 28, 2007	NA	NA	NA	NA
March 1, 2007 through March 31, 2007	NA	NA	NA	NA
Total	NA	NA	NA	NA

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders, dated February 23, 2007, two items of business were voted upon: The nominees to serve on the Board of Directors for terms to expire in the year 2010 and the ratification of the appointment of Wipfli, LLP as independent auditors for the Company for the fiscal year ending September 30, 2007. Results of the voting were as follows:

	Election of Directors

	FOR	WITHHOLD
Donna Talmage	94.7%	5.3%

James G. Cooley	94.7%	5.3%

	Ratification of Auditors

	FOR	AGAINST	ABSTAIN
	96.2%	3.6%	0.2%

Item 5.   OTHER INFORMATION

a. Not applicable.
b. Not applicable.

NEXT PAGE

Item 6.   EXHIBITS

(a) Exhibits
31.1	Rule 13a-15(e) Certification of the Company's President and Chief Executive Officer
31.2	Rule 13a-15(e) Certification of the Company's Chief Financial Officer
32.0	Certification

NEXT PAGE

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: May 11, 2007	By:	/s/ James G. Cooley James G. Cooley President and Chief Executive Officer

Date: May 11, 2007	By:	/s/ John Zettler John Zettler Chief Financial Officer