Form 10-Q
period 2007-06-30
Citizens Community Bancorp Inc.
filed 2007-08-10
CIK 1367859

UNITED STATES SECURIT1ES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q	OMB APPROVAL OMB Number: 3235-0070 Expires: January 1, 2008 Estimated Average burden Hours per response.......192

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007. OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from __________________________ to__________________________
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

At July 31, 2007, there were 7,118,205 shares of the issuers' common stock outstanding.

NEXT PAGE

CITIZENS COMMUNITY BANCORP, INC.

INDEX

NEXT PAGE

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Balance Sheets
June 30, 2007 unaudited, September 30, 2006 derived from audited financial statements
(in thousands)

Assets	June 30, 2007	September 30, 2006

Cash and cash equivalents	$8,177	$6,170
Other interest-bearing deposits	371	959
Securities available-for-sale (at fair value)	5,585	782
Federal Home Loan Bank stock	2,564	3,060
Loans receivable	300,221	259,302
Allowance for loan losses	(887)	(835)
Loans receivable - net	299,334	258,467
Loans held for sale	0	321
Office properties and equipment - net	3,559	3,681
Accrued interest receivable	1,033	861
Intangible assets	1,603	1,829
Goodwill	5,466	5,466
Other assets	2,948	2,394
TOTAL ASSETS	$330,640	$283,990

Liabilities and Stockholders' Equity	June 30, 2007	September 30, 2006

Liabilities:
Deposits	$201,189	$186,711
Federal Home Loan Bank advances	47,845	61,200
Other liabilities	3,850	5,997
Total liabilities	252,884	253,908

Stockholders' equity:
Common stock - 7,118,205 and 3,747,319 shares, respectively	71	37
Additional paid-in capital	69,903	18,833
Retained earnings	12,381	12,792
Unearned ESOP shares	(3,992)	(894)
Unearned deferred compensation	(228)	(334)
Accumulated other comprehensive loss	(379)	(11)
Treasury stock at cost - 0 and 22,691 shares, respectively	0	(341)
Total stockholders' equity	77,756	30,082
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$330,640	$283,990

NEXT PAGE

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Income - Unaudited
For the Three and Nine Months Ended June 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest and dividend Income:
Interest and fees on loans	$4,791	$3,941	$13,470	$11,246
Other interest and dividend income	63	69	238	289
Total interest and dividend income	4,854	4,010	13,708	11,535
Interest expense:
Interest on deposits	1,805	1,348	5,091	3,716
Borrowings	378	535	931	1,308
Total interest expense	2,183	1,883	6,022	5,024
Net interest income	2,671	2,127	7,686	6,511
Provision for loan losses	135	63	325	171
Net interest income after provision for loan losses	2,536	2,064	7,361	6,340

Noninterest Income:
Service charges on deposit accounts	251	264	709	739
Insurance commissions	117	103	323	268
Loan fees and service charges	78	102	216	297
Securities gains	0	0	0	27
Other	3	4	10	11
Total non-interest income	449	473	1,258	1,342

Non-interest expense:
Salaries and related benefits	1,343	1,428	4,680	4,200
Occupancy - net	291	278	859	746
Office	219	184	606	613
Data processing	80	103	348	310
Amortization of core deposit	75	75	226	226
Advertising, marketing and public relations	44	55	119	178
Other	399	271	1,177	840
Total non-interest expense	2,451	2,394	8,015	7,113

Income before provision for income tax	534	143	604	569
Provision for income taxes	227	59	255	236

Net income	$307	$84	$349	$333

Per share information:
Basic earnings	$0.05	$0.01*	$0.05	$0.05*
Diluted earnings	$0.05	$0.01*	$0.05	$0.05*
Dividends paid	$0.05	$0.05	$0.15	$0.15

* Earnings per share for the prior period was restated to reflect the impact of the second step conversion and reorganization of the Company, which occurred on October 31, 2006.

NEXT PAGE

CITIZENS COMMUNITY BANCORP, INC.
Changes in Stockholders' Equity - Unaudited
For the Nine Months ended June 30, 2007, and 2006
(in thousands, except Shares)

Nine Months Ended June 30, 2007	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - Beginning of Period	3,747,319	$37	$18,833	$12,792	($894)	($334)	($11)	($341)	$30,082
Adjustment to initially apply FASB Statement No. 158, net of tax							(621)		(621)
Comprehensive income:
Net income				349					349
Pension curtailment, net of tax*							75		75
Amortization of unrecognized prior service costs and net gains/losses, net of tax							182		182
Net unrealized gain on available for sale securities, net of tax							(4)		(4)
Total comprehensive income									602

Sale of common stock	3,369,061	34	51,204						51,238
Unearned shares held by ESOP					(3,415)				(3,415)
Stock option expense			57						57
Committed ESOP shares					317				317
Appreciation in fair value of ESOP shares charged to expense			63						63
Cancellation of treasury stock			(341)					341	0
Dissolution of CCMHC			92						92
Cancellation of unvested restricted stock	(2,733)		(37)			37			0
Stock options exercised	4,558		32						32
Amortization of restricted stock						69			69
Cash dividends ($0.15 per share)				(760)					(760)
Balance - End of Period	7,118,205	$71	$69,903	$12,381	($3,992)	($228)	($379)	$0	$77,756

Nine Months Ended June 30, 2006	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - Beginning of Period	3,747,319	$37	$18,780	$12,537	($1,013)	($389)	($4)	($394)	$29,554
Comprehensive income:
Net income				333					333
Net unrealized loss on available for sale securities, net of tax							(19)		(19)
Total comprehensive income									314
Committed ESOP shares					89				89
Appreciation in fair value of ESOP shares charged to expense			37						37
Common stock awarded for recognition and retention plan - 3,576 shares			(12)			(42)		54	0
Amortization of restricted stock						73			73
Cash dividends ($0.15 per share)				(143)					(143)
Balance - End of Period	3,747,319	$37	$18,805	$12,727	($924)	($358)	($23)	($340)	$29,924

* Includes curtailment of $124 ($75, net of tax)

NEXT PAGE

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows - Unaudited
For the Nine Months Ended June 30, 2007 and 2006

	June 30, 2007	June 30, 2006
	(Thousands)	(Thousands)

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$349	$333

Adjustments to reconcile net income to net cash provided
by activities:
Provision for depreciation	372	297
Provision for loan losses	325	171
Amortization of purchase accounting adjustments	(54)	(58)
Amortization of core deposit intangible	226	226
Amortization of restricted stock	69	73
Provision for stock options	57	0
Benefit for deferred income taxes	(699)	(263)
Net change in loans held for sale	321	(102)
Federal Home Loan Bank stock dividends	0	(16)
ESOP contribution expense in excess of shares released	63	37
Increase in accrued interest receivable and other assets	(47)	(282)
Decrease in other liabilities	(2,496)	(154)

Total adjustments	(1,863)	(71)

Net cash provided (used) by operating activities	(1,514)	262

Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits	590	389
Sale of Federal Home Loan Bank stock	496	285
Purchase of Federal Home Loan Bank stock	0	(484)
Purchase securities available for sale	(4,916)	0
Proceeds from principal repayments on securities available for sale	113	1,266
Net increase in loans	(41,154)	(29,271)
Net capital expenditures	(248)	(953)

Net cash used in investing activities	(45,119)	(28,768)

Cash flows from financing activities:
(Decrease) Increase in borrowings	(13,355)	10,000
Increase in deposits	14,491	11,259
Proceeds from sale of common stock	51,238	0
Dissolution of CCMHC	92	0
Stock options exercised	32	0
Reduction (Increase) in unallocated shares held by ESOP	(3,098)	89
Cash dividends paid	(760)	(143)

Net cash provided by financing activities	48,640	21,205

Net increase (decrease) in cash and cash equivalents	2,007	(7,301)
Cash and cash equivalents at beginning	6,170	9,265

Cash and cash equivalents at end	$8,177	$1,964

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$5,090	$3,765
Interest on borrowings	1040	1231
Income taxes	573	510

NEXT PAGE

CITIZENS COMMUNITY BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 --Organization

Citizens Community Bancorp, Inc. (the "Company") was formed for the purpose of acquiring all of the common stock of Citizens Community Federal (the "Bank"), which was previously held by Citizens Community Bancorp ("CCB").

CCB was a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004. The restructuring included the capitalization of CCB, through the sale of 978,650 shares of its common stock, including 119,236 shares to the employee stock ownership plan (ESOP), the issuance of 2,063,100 shares to the Citizens Community MHC and the acquisition by CCB of all of the shares of Citizens Community Federal. The ESOP borrowed $1,192,360 from CCB to purchase its shares of the CCB's stock.

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

As part of the conversion, each outstanding public share of CCB was exchanged for 1.91067 shares of Citizens Community Bancorp, Inc., the new holding company of Citizens Community Federal. The exchange resulted in an additional 1,826,380 shares of the Company being issued for a total of 7,116,380 outstanding shares. Treasury stock held was cancelled.

NEXT PAGE

The consolidated income of the Company is principally from the income of the Bank. The Bank originates residential and consumer loans, and accepts deposits from customers primarily in Wisconsin, Minnesota and Michigan. The Bank acquired a branch in Mankato, Minn., in November of 2003, opened a new branch office in Oakdale, Minn., on October 1, 2004, and acquired Community Plus Savings Bank, with branches in Lake Orion and Rochester Hills, Michigan on July 1, 2005. The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

NOTE 2 -- PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Community Federal. All significant inter-Company accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp, Inc. have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and nine months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

NOTE 3 -- STOCK-BASED COMPENSATION

In February 2005, a recognition and retention plan was approved by Citizens Community Bancorp, Inc.'s shareholders. The plan provides for the grant of up to 113,910 shares. As of June 30, 2007, 70,622 restricted shares had been granted under this plan, and 2,733 of these shares have been forfeited. Restricted shares are issued at no cost to the employee and have a five-year vesting period. The fair value of the restricted shares on the date of issue was $7.04 per share for 63,790 shares and $6.18 for 6,832 shares. Compensation expense related to these awards was $21,498 for the three months ended June 30, 2007, and $68,578 for the nine-month period ended June 30, 2007.

In February 2005, the 2004 stock option and incentive plan was approved by Citizens Community Bancorp, Inc.'s shareholders. The plan provides for the grant of nonqualified and incentive stock options, and stock appreciation rights. The plan provides for the grant of options for up to 284,778 shares. At June 30, 2007, 202,200 options had been granted under this plan at a weighted average exercise price of $7.04 per share. Options vest over a five-year period. Unexercised nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years. At June 30, 2007, options for 80,886 shares were vested, options for 6,833 shares have been forfeited and options for 4,558 shares have been exercised. Of the 202,200 options granted, 190,809 remain outstanding on June 30, 2007.

The Company accounts for stock-based employee compensation related to its stock option plan using the fair-value-based method consistent with the methodology prescribed by SFAS No. 123(R), "Accounting for Stock-Based Compensation," which the Company adopted on October 1, 2006, as required. Accordingly, the Company records compensation expense whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. The cost recognized for the three-and nine-month periods ended June 30, 2007, was $18,285 and $56,312 respectively.

NEXT PAGE

NOTE 4 -- SUPPLEMENTAL EXECUTIVE AND DIRECTOR RETIREMENT PLANS

On October 1, 2006, the Company adopted SFAS No. 158, Employers' Accounting for Defined Pension and Other Postretirement Plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. It also requires an employer to recognize gains or losses, and prior service costs or credits that arise during the year, but are not recognized as components of net periodic benefit costs under SFAS No. 87 as a component of other comprehensive income. The implementation increased deferred tax assets by $412,000, increased accrued pension liability by $1,033,000 and decreased equity by $621,000 for the under-funded status of the plan.

NOTE 5 -- EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts, to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The weighted average number of shares outstanding for the three-month period ended June 30, 2007, and June 30, 2006, were 6,616,087 and 6,937,140* for basic EPS, and 6,641,018 and 6,935,250* for diluted EPS, respectively. The weighted average number of shares outstanding for the nine-month period ended June 30, 2007, and June 30, 2006, were 6,675,191 and 6,930,094 for basic EPS, respectively, and 6,702,223 and 6,702,223 for diluted EPS, respectively.

As described in Note 1, on October 31, 2006, the Company completed a public offering associated with its second step conversion. In total, 7,116,380 common shares were issued, including the conversion of each outstanding public share of Citizens Community Bancorp into 1.91067 shares of the new holding Company.

On a basic and diluted per-share basis, Citizens Community Bancorp, Inc., reported third-quarter earnings of $0.05 per share, compared to earnings of $0.01 per share for the year-earlier three-month period. For the nine months, the Company reported basic and diluted earnings of $0.05 per share, versus earnings of $0.05 per share in 2006.

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation will not have a significant effect on the Company's financial statements.

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

_________________________
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

On October 31, 2006, Citizens Community MHC (the "MHC") completed its reorganization into stock form and Citizens Community Bancorp, Inc. (the "Company") succeeded to the business of CCB, the MHC's former stock holding company subsidiary. The outstanding shares of common stock of the former mid-tier stock holding company (other than shares held by the MHC which were canceled) were converted into 1,826,380 shares of common stock of the Company. As part of the second-step mutual to stock conversion transaction, the Company sold a total of 5,290,000 shares to eligible depositors of the Bank in a subscription offering at $10.00 per share, including 341,501 shares purchased by the employee stock ownership plan with funds borrowed from the Company.

Citizens Community Bancorp, Inc. is incorporated under the laws of the State of Maryland, and holds all of the stock of Citizens Community Federal. Citizens Community Bancorp, Inc. is a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision. Citizens Community Bancorp, Inc. has no significant assets other than all of the outstanding shares of common stock of Citizens Community Federal, the net proceeds of the reorganization it kept and its loan to the employee stock ownership plan.

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of June 30, 2007, and on the consolidated results of operations for the three and nine months ended June 30, 2007, compared to the same periods in 2006. This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

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

NEXT PAGE

Citizens Community Federal has utilized this expanded lending authority to significantly increase our ability to market one-to four-family residential lending. Most of these loans are originated through our internal marketing efforts, and our existing and walk-in customers. We typically do not rely on real estate brokers and builders to help us generate loan originations.

In order to differentiate ourselves from our competitors, we have stressed the use of personalized, branch-oriented customer service. With operations structured around a branch system staffed with knowledgeable and well-equipped employees, our ongoing commitment to training at all levels of our staff remains a key to the Company's success. As such, our focus is on building and growing banking relationships, in addition to opening new accounts.

On July 1, 2005, Community Plus Savings Bank, located in Rochester Hills, Mich., was acquired through a merger with and into Citizens Community Federal. At June 30, 2005, Community Plus Savings Bank had total assets of $46.0 million and deposits and other liabilities of $41.8 million, prior to purchase accounting adjustments.

At June 30, 2007, the Company had total assets of $330.6 million, total deposits of $201.2 million and stockholders' equity of $77.8 million. The Company and the Bank are examined and regulated by the Office of Thrift Supervision, its primary federal regulator. The Company and the Bank are also regulated by the FDIC. The Bank is required to have certain reserves set by the Federal Reserve Board, and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses.

Citizens Community Federal maintains an allowance for loan losses to absorb probable incurred losses in its loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the loan loss allowance, management considers the types and amounts of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

At June 30, 2007, the allowance for loan losses was $887,000, or 0.30 percent, of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in the Company's loan portfolios.

FINANCIAL CONDITION

Total Assets. Total Company assets as of June 30, 2007, were $330.6 million, compared with $284.0 million as of September 30, 2006, a year-to-date increase of $46.6 million, or 16.4 percent. Assets increased year-to-date primarily as a result of an increase in loans receivable of $40.9 million, and an increase in securities of $4.8 million.

Cash and Cash Equivalents. Cash and cash equivalents increased from $6.2 million on September 30, 2006, to $8.2 million on June 30, 2007. The increase was a result of an increased cash flow at the end of the period.

Loans Receivable. Loans increased by $40.9 million, or 15.8 percent, to $300.2 million at June 30, 2007, from $259.3 million as of September 30, 2006. At June 30, 2007, the loan portfolio was comprised of $183.4 million of loans secured by real estate, or 61.1 percent of total loans, and $116.8 million of consumer loans, or 38.9 percent of total loans.

NEXT PAGE

At September 30, 2006, the loan portfolio mix included real estate loans of $165.6 million, or 63.9 percent of total loans, and consumer loans of $93.7 million, or 36.1 percent of total loans.

Allowance for Loan Losses. The following table is an analysis of the activity in the allowance for loan losses for the three- and nine-month periods ended June 30, 2007, and June 30, 2006.

	Three months ended		Nine months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Balance at Beginning	$857	$808	$835	$803
Provisions Charged to Operating Expense	$135	$63	$325	$171
Loans Charged Off	($113)	($72)	($301)	($181)
Recoveries on Loans	$ 8	$ 9	$ 28	$ 15
Balance at End	$887	$808	$887	$808

Office Properties and Equipment. Total investment in office properties and equipment was $3.6 million on June 30, 2007, and $3.7 million on September 30, 2006.

Deposits. Deposits grew to $201.2 million at June 30, 2007, from $186.7 million at September 30, 2006, an increase for the nine-month period of $14.5 million, or 7.8 percent. Deposit growth was obtained through growth in all three markets (Minnesota, Wisconsin and Michigan). Management implemented a core deposit growth strategy in the second and third fiscal 2007 quarters designed to attract core checking accounts and money market accounts.

Borrowed Funds. Federal Home Loan Bank advances decreased from $61.2 million on September 30, 2006, to $47.8 million on June 30, 2007, as they were paid down using the proceeds from the recent second step stock offering.

Asset Quality. The Company's non-performing assets were $1.7 million at June 30, 2007, or 0.53 percent of total assets, down from $1.8 million at September 30, 2006. Net charge-offs for the quarter ended June 30, 2007, were $105,000, compared with $63,000 for the quarter ended June 30, 2006. The ratio of the allowance for loan losses to total loans was 0.30 percent at June 30, 2007, down compared with 0.32 percent at September 30, 2006.

Liquidity and Asset / Liability Management. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit, and for payments of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets--those which can be converted into cash--and access to additional sources of funds. Primarily, liquid assets of the Company are cash and cash equivalents, other interest bearing deposits, investments held that are available for sale and maturing loans. Advances from the Federal Home Loan Bank system represent the Company's primary source of immediate additional liquidity and are maintained at a level necessary to fulfill needs. Assets and liabilities are maintained to provide the proper balance between liquidity and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a regular basis to lessen the impact of interest rate changes. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan-to-deposit ratio, competitors' rates and the cost of borrowing funds versus the ability to attract deposits. The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk. The Company's interest spread was negatively impacted by the flat yield curve during the three- and nine-month periods ended June 30, 2007. The flat yield curve contributed to a reduction in interest spread as interest rates on deposits and borrowings continued to rise at a faster rate than interest rates on loans. However, this occurred to a lesser degree in the second quarter than previously experienced, and to an even lesser degree in the third quarter as the yield curve steepened. During the same period, interest margin improved as net earning assets increased due to the paydown of Federal Home Loan Bank advances with capital raised from the second step offering.

NEXT PAGE

Off-Balance Sheet Liabilities. The Company has financial instruments with off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2007, and September 30, 2006, the Company had $8.0 million in unused commitments.

Capital Resources. Capital ratios applicable to the Bank as of June 30, 2007, and September 30, 2006, were as follows:

Capital Ratios

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007 (Unaudited)

Total capital (to risk weighted assets)	$43,832,000	19.8%	$17,681,000 >=	8.0%	$22,101,000 >=	10.0%

Tier 1 capital (to risk weighted assets)	$43,124,000	19.5%	$8,840,000 >=	4.0%	$13,260,000 >=	6.0%

Tier 1 capital (to adjusted total assets)	$43,124,000	13.3%	$12,994,000 >=	4.0%	$16,179,000 >=	5.0%

Tangible capital (to tangible assets)	$43,124,000	13.3%	$4,854,000 >=	1.5%	NA	NA

As of September 30, 2006 (Audited)

Total capital (to risk weighted assets)	$20,428,000	11.0%	$14,920,000 >=	8.0%	$18,650,000 >=	10.0%

Tier 1 capital (to risk weighted assets)	$19,761,000	10.6%	$7,460,000 >=	4.0%	$11,190,000 >=	6.0%

Tier 1 capital (to adjusted total assets)	$19,761,000	7.2%	$10,943,000 >=	4.0%	$13,679,000 >=	5.0%

Tangible capital (to tangible assets)	$19,761,000	7.2%	$4,104,000 >=	1.5%	NA	NA

Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities. The Bank was categorized as "well capitalized" under the regulatory framework for capital adequacy as of June 30, 2007, and September 30, 2006.

Results of Operations

Overview. For the first three quarters of fiscal 2007, the Company continued to see strong loan demand with steady growth in both real estate and consumer loans. Citizens Community Federal continues to make quality traditional loans while maintaining its low delinquency and charge-off results. While interest rates on deposits continued to increase at a faster pace than rates on loans, the Company showed higher net interest margin compared to the previous fiscal period. The Company anticipates continued loan growth that will help offset any decrease in rate spread.

Net Income. For the three months ended June 30, 2007, the Company reported net income of $307,000, up 265.5 percent from net income of $84,000 for the 2006 third quarter. The year-over-year increase was primarily due to an increase in net interest income.

Net income for the nine months ended June 30, 2007, totaled $349,000, versus $333,000 for the year earlier period. Fiscal 2007 nine-month net income included a one-time charge of $370,000 ($610,000 pre-tax) taken

NEXT PAGE

in the first quarter of fiscal 2007 related to agreements with two Citizens Community Federal executives who resigned. Excluding the charge, the Company would have reported nine-month net income of $719,000, a 115.9 percent increase from the prior year. As previously announced, Citizens Community Federal does not intend to replace either executive position.

On a basic and diluted per-share basis, Citizens Community Bancorp, Inc. reported third-quarter earnings of $0.05 per share, compared to earnings of $0.01 per share for the year-earlier three-month period. For the nine months, the Company reported basic and diluted earnings of $0.05 per share, versus earnings of $0.05 per share in the 2006 nine-month period.

As previously stated, the Company incurred increased operating expenses during the first quarter of fiscal 2007, primarily related to agreements with two former executives who resigned. This was a one-time event. Excluding this charge, the Company would have reported nine-month basic and diluted per-share earnings of $0.11. Earnings per share for the prior-year three- and nine-month periods were restated to reflect the impact of the second step conversion and reorganization of the Company, which occurred October 31, 2006. Net interest margin increased from 3.57 percent to 3.74 percent for the three-month periods ended June 30, 2006 and 2007, respectively, and from 3.72 percent to 3.74 percent for the nine-month periods ended June 30, 2006 and June 30, 2007, respectively. The increase for both periods was a result of use of proceeds from the second step offering, by paying down the Federal Home Loan Bank advances and through an increase in loans receivable for the three-and nine-month periods. Interest spread decreased to 2.64 percent from 3.08 percent for the three-month period ended June 30, 2007, compared to the three-month prior year period, and to 2.92 percent from 3.28 percent for the current nine-month period ended June 30, 2007, compared to the prior year nine-month period. The decrease was a result of the cost of interest-bearing liabilities increasing at a faster pace than the yield on interest-earning assets.

Total Interest Income. Total interest income increased by $900,000 to $4.9 million for the three-month period ended June 30, 2007, compared to $4.0 million for the same period in 2006. Total interest income increased by $2.2 million to $13.7 million for the nine-month period ended June 30, 2007, from $11.5 million for the nine-month period ended June 30, 2006. The increase for both periods was a result of an increase in the average balance of loans receivable, attributed to strong loan demand due to marketing efforts and an increase in loan yield. The average balance of loans receivable increased to $290.9 million from $241.8 million for the three-month period ended June 30, 2007, compared to the prior year three-month period. The average balance of loans receivable increased to $276.3 million from $231.6 million for the nine- month period ended June 30, 2007, compared to the prior year nine-month period.

The yield on loans receivable increased in both periods, from 6.54 percent for the three-month period ended June 30, 2006, to 6.61 percent for the three-month period ended June 30, 2007, and from 6.49 percent for the nine-month period ended June 30, 2006, to 6.52 percent for the nine-month period ended June 30, 2007, reflecting the increasing market rate.

Total Interest Expense. Total interest expense increased $300,000 to $2.2 million for the quarter ended June 30, 2007, from $1.9 million for the quarter ended June 30, 2006, and increased $1.0 million to $6.0 million from $5.0 million for the current and previous nine-month periods, respectively. The increase for both periods resulted from an increase in both the average balance and the cost of interest-bearing deposits. This increase was partially offset by a decrease in the average balance of FHLB advances, resulting from paying down the advances with proceeds from the second step offering.

The average cost of interest-bearing liabilities increased from 3.52 percent for the quarter ended June 30, 2006, to 3.95 percent for the 2007 third quarter. The average cost of interest-bearing liabilities increased from 3.23 percent for the nine-month period ended June 30, 2006, to 3.65 percent for the 2007 nine-month period.

Net Interest Income. Net interest income before provision for loan losses increased by $600,000 to $2.7 million for the three-month period ended June 30, 2007, from $2.1 million for the same period in 2006. Net interest income increased by $1.2 million for the nine months to $7.7 million from $6.5 million in 2006. The growth in net interest income for both periods was a result of an increase in the average balance of loans

NEXT PAGE

receivable and an increase in the average loan yield, partially offset by an increase in interest-bearing liabilities and their average costs.

Provision for Loan Losses. We establish the provision for loan losses, which is charged to operations, at a level that management believes will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on our evaluation of these factors, we made provisions of $135,000 and $63,000 for the three months ended June 30, 2007, and June 30, 2006, respectively. For the nine-month period ended June 30, 2007, we made provisions of $325,000 compared to provisions of $171,000 for the prior-year nine-month period. Non-performing assets were approximately $1.7 million at June 30, 2007, versus $1.8 million at September 30, 2006. Non-performing assets were 0.53 percent of total assets as compared to 0.63 percent of total assets as of September 30, 2006.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change. We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

The allowance level is based on estimates and the ultimate losses may vary from the estimates. Management assesses the loan loss allowance on a monthly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions or changes in individual account conditions. In addition, various regulatory agencies, as an integral part in their examination process, periodically review our loan portfolio and the adequacy of the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination.

Non-Interest Income. Non-interest income decreased slightly to $449,000 for the three-month period ended June 30, 2007, compared to $473,000 for the same period in 2006. For the nine-month period ended June 30, 2007, and June 30, 2006, non-interest income was $1.3 million. The slight decrease for the 2007 three-month period was primarily due to small changes in a number of areas.

Non-Interest Expense. Non-interest expense rose modestly from $2.4 million to $2.5 million for the three-month period ended June 30, 2007. The increase for the period was primarily cost-of-living increases. Non-interest expense increased from $7.1 million for the nine-month period ended June 30, 2006, to $8.0 million for the same period in 2007. The increase was due primarily to the one-time charge of $610,000 related to agreements with two former executives who resigned. Excluding this one-time charge, the Company would have reported non-interest expense of $7.4 million for the current nine-month period.

Income Tax Expense. Income tax expenses increased to $227,000 from $59,000 for the three-month period ended June 30, 2007, compared to the three-month period ended June 30, 2006. Income tax expense increased to $255,000 from $236,000 for the nine-month period ended June 30, 2007, compared to the prior year nine-month period.

Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. "Forward-looking statements," which are based on certain assumptions and describe future plans, strategies and expectations of Citizens Community Bancorp, Inc. may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates, and most other statements that are not historical in nature. These factors include, but are not limited to, general and

NEXT PAGE

local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning Citizens Community Bancorp and its business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by the asset and liability management committee. The asset and liability management committee is comprised of members of senior management. The committee establishes guidelines for and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability management committee generally meets on a weekly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs, capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the committee recommends strategy changes, as appropriate, based on this review. The committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors on a monthly basis.

In order to manage our assets and liabilities, and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

    originating first mortgage loans, with a clause allowing for payment on demand after a stated period of time;

    originating shorter-term consumer loans;

    originating prime-based home equity lines of credit;

    managing our deposits to establish stable deposit relationships;

    using Federal Home Loan Bank advances to align maturities and repricing terms; and

    attempting to limit the percentage of long-term, fixed-rate loans in our portfolio which do not contain a payable-on-demand clause.

NEXT PAGE

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Citizens Community Federal's interest rate risk position in order to maintain its net interest margin.

In light of our performance in fiscal 2006 and year-to-date 2007, management believes our strategies have proven to be effective. Credit quality continued to be strong with delinquency and charge-off ratios remaining low. Interest rate risk, defined by net portfolio value, continued to show minimal risk. By continuing to originate first mortgage loans with a payment-on-demand clause, less than 15 percent of the Citizen Community Federal assets were represented by traditional fixed-rate mortgage loans with amortizations of 15 years or greater.

As of June 30, 2007, $140.6 million of our loans in portfolio included a payable-on-demand clause. We have not utilized the clause since fiscal 2000 because, in management's view, it has not been appropriate. Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide Citizens Community Federal with some protection against the impact on net interest margin of sharp and prolonged interest rate increases. It is Citizens Community Federal's policy to write the majority of its real estate loans with a payable-on-demand clause. The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; desire to restructure the balance sheet; an individual borrower's unsatisfactory payment history; and the remaining term to maturity.

As part of its procedures, the asset and liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity. Market value of portfolio equity is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, evaluated against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the board of directors of Citizens Community Federal.

The following table sets forth, at March 31, 2007, an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments). As of March 31, 2007, due to the level of interest rates, the Office of Thrift Supervision (OTS) does not currently provide net portfolio value (NPV) estimates for decreases in interest rates greater than 200 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)
	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)

+300 bp	$40,453	$(5,638)	(12)%	13.99%	(144) bp
+200 bp	42,410	(3,680)	(8)	14.51	(92)
+100 bp	44,325	(1,765)	(4)	14.99	(43)
0 bp	46,090	---	---	15.43	---
-100 bp	47,567	1,477	3	15.77	34
-200 bp	48,732	2,642	6	16.01	59
___________
(1)  Assumes an instantaneous uniform change in interest rates at all maturities.

NEXT PAGE

For comparative purposes, the table below sets forth, at March 31, 2006, an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments). As of March 31, 2006, due to the level of interest rates, the OTS does not currently provide NPV estimates for decreases in interest rates greater than 200 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)
	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)

+300 bp	$16,530	$(6,405)	(28)%	6.83%	(227) bp
+200 bp	18,715	(4,220)	(18)	7.62	(147)
+100 bp	20,880	(2,055)	(9)	8.39	(71)
0 bp	22,935	---	---	9.10	---
-100 bp	24,605	1,670	7	9.65	55
-200 bp	25,468	2,533	11	9.90	81
___________
(1)  Assumes an instantaneous uniform change in interest rates at all maturities.

The OTS uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

NEXT PAGE

4. CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Act"), as of June 30, 2007, was carried out under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

The Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the deterioration of the degree of compliance with the policies and procedures. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report annually on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending September 30, 2008. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

NEXT PAGE

PART II -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in the Company's Form 10-K for the fiscal year ended September 30, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity during the three months ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan

April 1, 2007 through April 30, 2007	NA	NA	NA	NA
May 1, 2007 through May 31, 2007	NA	NA	NA	NA
June 1, 2007 through June 30, 2007	NA	NA	NA	NA
Total	NA	NA	NA	NA

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

a.  Not applicable.
b.  Not applicable.

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

CITIZENS COMMUNITY BANCORP, INC.
Date: August 10, 2007	By:	/s/ James G. Cooley James G. Cooley President and Chief Executive Officer

Date: August 10, 2007	By:	/s/ John Zettler John Zettler Chief Financial Officer