Form 10-Q
period 2007-12-31
Citizens Community Bancorp Inc.
filed 2008-02-11
CIK 1367859

UNITED STATES
SECURIT1ES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934        For the quarterly period ended    December 31, 2007.
OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
       For the transition period from __________________________ to__________________________

Commission file number    001-33003

CITIZENS COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-5120010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2174 EastRidge Center, Eau Claire, WI 54701
(Address of principal executive offices)

715-836-9994
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [X]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer, accelerated filer and small reporting company” in Rule 12b-2 of the Exchange Act  (Check one):

Large accelerated filer   [  ]           Accelerated filer  [  ]          Non-Accelerated filer  [  ]            Small reporting company [X]
                (do not check if a small
                          reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes  [  ]                           No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]             No [  ]

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At January 31, 2008,  there were 6,763,205  shares of the issuers’ common stock outstanding.

CITIZENS COMMUNITY BANCORP, INC.

INDEX

Part I – FINANCIAL INFORMATION
		Page
		Number

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of
	December 31, 2007, and September 30, 2007	3

	Consolidated Statements of Income
	For the Three Months ended December 31, 2007, and 2006	4

	Consolidated Statements of Changes in Stockholders’ Equity
	For the Three Months ended December 31, 2007, and 2006	5

	Consolidated Statements of Cash Flow
	For the Three Months ended December 31, 2007, and 2006	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operation	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	21

Part II – OTHER INFORMATION		22

SIGNATURES		23

EXHIBITS		24

Part I -- FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Balance Sheets
December 31, 2007, unaudited, September 30, 2007, derived from audited financial statements
	(in thousands)

Assets	December 31, 2007	September 30, 2007

Cash and cash equivalents	$7,764	$6,354
Other interest-bearing deposits	371	371
Securities available-for-sale (at fair value)	46,388	39,592
Federal Home Loan Bank stock	5,187	4,822
Loans receivable	335,560	320,953
Allowance for loan losses	(983)	(926)
Loans receivable - net	334,577	320,027
Loans held for sale	0	0
Office properties and equipment - net	3,369	3,460
Accrued interest receivable	1,475	1,397
Intangible assets	1,452	1,528
Goodwill	5,466	5,466
Other assets	3,378	3,096
TOTAL ASSETS	$409,427	$386,113

Liabilities and Stockholders' Equity	December 31, 2007	September 30, 2007

Liabilities:
Deposits	$227,281	$207,734
Federal Home Loan Bank advances	102,237	96,446
Other liabilities	4,140	3,784
Total liabilities	333,658	307,964

Stockholders' equity:
Common stock - 6,815,096 and 7,118,205 shares, respectively	68	71
Additional paid-in capital	67,159	69,934
Retained earnings	12,518	12,420
Unearned ESOP shares	(3,762)	(3,877)
Unearned deferred compensation	(201)	(207)
Accumulated other comprehensive loss	(13)	(192)
Total stockholders' equity	75,769	78,149
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$409,427	$386,113

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Income - Unaudited
For the Three Months Ended December 31, 2007, and 2006
(in thousands, except per share data)

	Three Months Ended

	December 31, 2007	December 31, 2006

Interest and Dividend Income:
Interest and fees on loans	$5,565	$4,276
Other interest and dividend income	697	95
Total interest and dividend income	6,262	4,371
Interest expense:
Interest on deposits	2,090	1,618
Borrowings	1,254	302
Total interest expense	3,344	1,920
Net interest income	2,918	2,451
Provision for loan losses	165	103
Net interest income after provision for loan losses	2,753	2,348

Noninterest Income:
Service charges on deposit accounts	271	226
Insurance commissions	80	101
Loan fees and service charges	74	78
Other	3	3
Total noninterest income	428	408

Noninterest expense:
Salaries and related benefits	1,367	1,974
Occupancy - net	259	266
Office	233	184
Data processing	98	130
Amortization of core deposit	75	75
Advertising, marketing and public relations	30	33
Professional services	166	122
Other	206	191
Total noninterest expense	2,434	2,975

Income before provision for income tax	747	(219)
Provision for income taxes	292	(104)

Net income	$455	$(115)

Per share information:
Basic earnings	$0.07	$(0.02)
Diluted earnings	$0.07	$(0.02)
Dividends paid	$0.05	$0.05

CITIZENS COMMUNITY BANCORP, INC. Consolidated Statements of
Changes in Stockholders' Equity - Unaudited
For the Three Months ended December 31, 2007, and 2006
(in thousands, except Shares)

							Accumulated
			Additional		Unearned		Other
		Common	Paid-In	Retained	ESOP	Unearned	Comprehensive
Three Months Ended December 31, 2007	Shares	Stock	Capital	Earnings	Shares	Compensation	Loss	Total
Balance - Beginning of Period	7,118,205	$71	$69,934	$12,420	($3,877)	($207)	($192)	$78,149
Comprehensive income:
Net income				455				455
Amortization of unrecognized prior service costs and net gains/losses, net of tax							14	14
Net unrealized gain on available for sale securities, net of tax							165	165
Total comprehensive income								634

Common stock repurchased -	(303,109)	(3)	(2,826)					(2,829)
Stock option expense			18					18
Committed ESOP shares					115			115
Appreciation in fair value of ESOP shares charged to expense			16					16
Cancellation of unvested restricted stock			17			(17)		0
Amortization of restricted stock						23		23
Cash dividends ($0.05 per share)				(357)				(357)
Balance - End of Period	6,815,096	$68	$67,159	$12,518	($3,762)	($201)	($13)	$75,769

							Accumulated
			Additional		Unearned		Other
		Common	Paid-In	Retained	ESOP	Unearned	Comprehensive	Treasury
Three Months Ended December 31, 2006	Shares	Stock	Capital	Earnings	Shares	Compensation	Loss	Stock	Total
Balance - Beginning of Period	3,747,319	$37	$18,833	$12,792	($894)	($334)	($11)	($341)	$30,082
Adjustment to initially apply FASB Statement No. 158, net of tax							(621)		(621)
Comprehensive income:
Net loss				(115)					(115)
Pension curtailment, net of tax*							75		75
Amortization of unrecognized prior service costs and net gains/losses, net of tax							149		149
Net unrealized gain on available for sale securities, net of tax							1		1
Total comprehensive income									110

Sale of common stock	3,369,061	34	51,204						51,238
Unearned shares held by ESOP					(3,415)				(3,415)
Stock option expense									0
Committed ESOP shares			19						19
Appreciation in fair value of ESOP shares charged to expense					87				87
Cancelation of treasury stock			25						25
Dissolution of CCFMHC			(341)					341	0
Cancelation of unvested restricted stock			92						92
Amortization of restricted stock						24			24
Cash dividends ($0.05 per share)				(48)					(48)
Balance - End of Period	7,116,380	$71	$69,832	$12,629	($4,222)	($310)	($407)	$0	$77,593

*Includes curtailment of $124 ($75, net of tax).

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows - Unaudited
For the Three Months Ended December 31, 2007, and 2006

	December 31, 2007	December 31, 2006
	(Thousands)	(Thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$455	$(115)
Adjustments to reconcile net income to net cash provided
by activities:
Securities discount accretion	$(289)	$0
Provision for depreciation	105	121
Provision for loan losses	165	103
Amortization of purchase accounting adjustments	(17)	(19)
Amortization of core deposit intangible	75	75
Amortization of restricted stock	23	24
Provision for stock options	18	19
Provision (benefit) for deferred income taxes	76	(505)
Net change in loans held for sale	0	(110)
ESOP contribution expense in excess of shares released	16	25
Decrease (increase) in accrued interest receivable and other assets	(436)	474
Increase (decrease) in other liabilities	535	(2,740)
Total adjustments	271	(2,533)
Net cash provided (used) by operating activities	726	(2,648)
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits	0	295
Sale of Federal Home Loan Bank stock	0	496
Purchase of Federal Home Loan Bank stock	(365)	0
Proceeds from sale of securities available for sale	0	23
Purchase securities available for sale	(7,205)	0
Proceeds from principal repayments on securities available for sale	698	0
Net increase in loans	(14,702)	(7,717)
Net capital expenditures	(13)	(139)
Net cash used in investing activities	(21,587)	(7,042)
Cash flows from financing activities:
Increase (decrease) in borrowings	5,791	(44,838)
Increase in deposits	19,551	5,567
Proceeds from sale of common stock	0	51,238
Repurchase shares of common stock	(2,829)	0
Dissolution of CCMHC	0	92
Reduction (increase) in unallocated shares held by ESOP	115	(3,328)
Cash dividends paid	(357)	(48)
Net cash provided by financing activities	22,271	8,683
Net increase (decrease) in cash and cash equivalents	1,410	(1,007)
Cash and cash equivalents at beginning	6,354	6,170
Cash and cash equivalents at end	$7,764	$5,163

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$2,090	$1,618
Interest on borrowings	1,236	501
Income taxes	61	115

CITIZENS COMMUNITY BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 –Organization

The financial statements of Citizens Community Federal (the “Bank”) included herein have been included by Citizens Community Bancorp, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Citizens Community Bancorp (CCB) was a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004.  The restructuring included the capitalization of CCB, the sale of 978,650 shares of its common stock, including 119,236 shares to the employee stock ownership plan (ESOP), the issuance of 2,063,100 shares of its common stock to Citizens Community MHC and the acquisition by CCB of all of the shares of Citizens Community Federal.  The ESOP borrowed $1,192,360 from CCB to purchase its shares of CCB’s stock.

Proceeds from the stock offering, net of the ESOP loan totaled $7,974,296.  $4,533,328 was used to purchase 100% (3,041,750 shares) of Citizens Community Federal’s stock and $3,340,968 was retained by CCB for short-term investments and general corporate purposes.  The restructuring included a series of transactions by which the corporate structure of Citizens Community Federal was converted from a mutual savings bank to the mutual holding company form of ownership.  Upon completion, Citizens Community Federal became a federal stock savings bank subsidiary of Citizens Community Bancorp.  Citizens Community Bancorp was a majority-owned subsidiary of Citizens Community MHC.  Members of Citizens Community Federal became members of Citizens Community MHC and continued to have the same voting rights in Citizens Community MHC after the restructuring as they had in Citizens Community Federal.  After the stock offering, Citizens Community MHC owned 67.83%, or 2,063,100 shares of the common stock, of Citizens Community Bancorp and the remaining 32.17% of the stock was sold to the public.

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

On October 31, 2006, a second-step conversion was completed in which Citizens Community MHC converted to stock form. Through this transaction, Citizens Community MHC and CCB ceased to exist and were replaced by Citizens Community Bancorp, Inc. as the holding company for the Bank. A total of 5,290,000 shares of common stock were sold in the offering at $10 per share through which the Company received proceeds of $51,238,000 net of offering costs of $1,662,000. The Company contributed $25,619,000 or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company lent $3,415,010 to the ESOP and the ESOP used those funds to acquire 341,501 shares of Company stock at $10 per share.

As part of the conversion, outstanding public shares of CCB were exchanged for 1.91067 shares of  Citizens Community Bancorp, Inc., the new holding company of Citizens Community Federal. The exchange resulted in an additional 1,826,380 of outstanding shares of the Company for a total of 7,116,380 outstanding shares. Treasury stock held was cancelled.

The consolidated income of the Company is principally from the income of the Bank.  The Bank originates residential and consumer loans, and accepts deposits from customers primarily in Wisconsin, Minnesota and Michigan.  The Bank acquired a branch in Mankato, Minn., in November of 2003, opened a new branch office in Oakdale, Minn., on October 1, 2004, and acquired Community Plus Savings Bank’s Lake Orion and Rochester Hills, Mich., branches on July 1, 2005. On January 22, 2008, the Bank announced that it has signed a letter of intent with Wal-Mart to open seven branches during 2008 in Wal-Mart Supercenters in Wisconsin and Minnesota. The Bank will open Citizens Community Federal branches in the following Wal-Mart Supercenters: Red Wing, Minn.; Rice Lake, Wis.; Black River Falls, Wis.; Wisconsin Dells, Wis.; Faribault, Minn.; Hutchinson, Minn.; and Brooklyn Park, Minn. The Bank will move its existing branches in Rice Lake, Wis., Black River Falls, Wis., and Wisconsin Dells, Wis., to the new Wal-Mart Supercenter locations in those respective communities, resulting in an anticipated net increase of four branches in 2008. The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products.  Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Community Federal.  All significant inter-company accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE  3 – STOCK-BASED COMPENSATION

In February 2005, the Recognition and Retention Plan was approved by the Company’s shareholders.  The plan provides for the grant of up to 113,910 shares.  As of December 31, 2007, 70,622 restricted shares had been granted under this plan, and 4,557 of these shares have been forfeited.  Restricted shares are issued at no cost to the employee and have a five-year vesting period.  The fair value of the restricted shares on the date of issue was $7.04 per share for 63,790 shares and $6.18 for 6,832 shares.  Compensation expense related to these awards was $18,285 for the three months ended December 31, 2007.

In February 2005, the 2004 Stock Option and Incentive Plan was approved by shareholders.  The plan provides for the grant of nonqualified and incentive stock options, and stock appreciation rights.  The plan provides for the grant of options for up to 284,778 shares.  At December 31, 2007, 202,197 options had been granted under this plan at a weighted-average exercise price of $7.04 per share.  Options vest over a five-year period.  Unexercised nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years.  At December 31, 2007, options for 80,886 shares were vested, options for 6,833 shares have been forfeited and options for 4,558 shares have been exercised.  Of the 202,197 options granted, 190,806 remained outstanding on December 31, 2007.

The Company accounts for stock-based employee compensation related to its stock option plans using the fair-value-based method consistent with the methodology prescribed by SFAS No. 123(R), “Accounting for Stock-Based Compensation,” which the Company adopted on October 1, 2006, as required. Accordingly, the Company records compensation expense whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.  The cost recognized for the period ended December 31, 2007, was $18,285.

NOTE 4 – SUPPLEMENTAL EXECUTIVE AND DIRECTOR RETIREMENT PLANS

On October 1, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans.  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. It also requires employers to recognize gains or losses and prior service costs or credits that arise during the year but are not recognized as components of net periodic benefit costs under SFAS No. 87 as a component of other comprehensive income.  The implementation increased deferred tax assets by $412,000, increased accrued pension liability $1,033,000 and decreased equity $621,000 for the underfunded status of the plan.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The weighted average number of shares outstanding for the three-month periods ended December 31, 2007, and 2006, were 6,555,938 and 6,764,873* for basic EPS and 6580,869 and 6,821,819* for diluted EPS, respectively.

On a basic and diluted per-share basis, Citizens Community Bancorp, Inc., reported first-quarter earnings of $0.07 per share, compared to a net loss of ($0.02) per share for the year-earlier three-month period.

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted this pronouncement on October 1, 2007, and the adoption of this interpretation did not have a significant effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company believes the adoption of this statement will not have a significant effect on its financial statements.

___________________
*Earnings per share for the prior period were restated to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on October 31, 2006.

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

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (SAB 108).  SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period.  It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality.  It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing.  In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance.  The adoption of SAB 108 will not have an impact on our consolidated financial position, results of operations, or cash flows.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

GENERAL

Citizens Community Bancorp (“CCB”) was capitalized as a result of an initial public offering related to a mutual holding company reorganization effective March 29, 2004, as explained in Note 1 to the unaudited consolidated financial statements.  CCB was the mid-tier holding company for Citizens Community Federal.  CCB was chartered under federal law and owned 100% of the stock of Citizens Community Federal (the “Bank”).  CCB directed Citizens Community Federal’s business activities.

On October 31, 2006, Citizens Community MHC (the “MHC”) completed its reorganization into stock form and Citizens Community Bancorp, Inc. (the "Company") succeeded to the business of CCB, the MHC’s former stock holding company subsidiary. The outstanding shares of common stock of the former mid-tier stock holding company (other than shares held by the MHC which were canceled) were converted into 1,826,380 shares of common stock of the Company. As part of the second-step mutual to stock conversion transaction, the Company sold a total of 5,290,000 shares to eligible depositors of the Bank in a subscription offering at $10.00 per share, including 341,501 shares sold to the ESOP utilizing funds borrowed from the Company.

Citizens Community Bancorp, Inc. was incorporated under the laws of the State of Maryland to hold all of the stock of Citizens Community Federal. Citizens Community Bancorp, Inc. is a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (OTS). Citizens Community Bancorp, Inc. has no significant assets other than all of the outstanding shares of common stock of Citizens Community Federal, the net proceeds of the reorganization it kept and its loan to the ESOP.

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of December 31, 2007, and the consolidated results of operations for the three months ended December 31, 2007, compared to the same period in 2006.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Historically, Citizens Community Federal was a federal credit union. Citizens Community Federal accepted deposits and made loans to members, who lived, worked or worshiped in the Wisconsin counties of Chippewa and Eau Claire, and parts of Pepin, Buffalo and Trempealeau. Members included businesses and other entities located in these counties, and members and employees of the Hocak Nation.

In December 2001, Citizens Community Federal converted to a federal mutual savings bank in order to better serve its customers and the local community through the broader lending ability of a federal savings bank, and to expand its customer base beyond the limited field of membership permitted for credit unions. As a federal savings bank, the Bank has expanded authority in structuring residential mortgage and consumer loans, and it has the ability to make commercial loans, although the Bank does not currently have any immediate plans to commence making commercial loans.

In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization. In 2006, it completed a second-step conversion into a full stock holding company format. The Bank is a federally chartered stock savings institution with 12 full-service offices.

We have utilized our expanded lending authority to significantly increase our ability to market one-to four-family residential lending.  Most of these loans are originated through our internal marketing efforts, and our existing and walk-in customers.  We typically do not rely on real estate brokers or builders to help us generate loan originations.

In order to differentiate ourselves from our competitors, we have stressed the use of personalized, branch-oriented customer service.  With operations structured around a branch system staffed with knowledgeable and well-equipped employees, our ongoing commitment to training at all levels of our staff remains a key to the Company’s success. As such, our focus is on building and growing banking relationships, in addition to opening new accounts.

On July 1, 2005, Community Plus Savings Bank, located in Rochester Hills, Mich., was acquired through a merger with and into Citizens Community Federal.  At June 30, 2005, Community Plus Savings Bank had total assets of $46.0 million and deposits and other liabilities of $41.8 million, prior to purchase accounting adjustments.

At December 31, 2007, the Company had total assets of $409.4 million, total deposits of $227.3 million and stockholders' equity of $75.8 million. The Company and the Bank are examined and regulated by the OTS, their primary federal regulator. The Bank is also regulated by the FDIC. The Bank is required to have certain reserves set by the Federal Reserve Board, and is a member of the Federal Home Loan Bank (FHLB) of Chicago, which is one of the 12 regional banks in the FHLB System.

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

At December 31, 2007, the allowance for loan losses was $983,000, or 0.29%, of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in the Company’s loan portfolio.

FINANCIAL CONDITION

Total Assets.  Total assets of the Company as of December 31, 2007, were $409.4 million, compared to $386.1 million as of September 30, 2007, an increase of $23.3 million, or 6.0%.  Assets increased primarily as a result of an increase in loans receivable of $14.6 million, and a $6.8 million increase in investments.

Securities Available for Sale.  Securities available for sale increased from $39.6 million on September 30, 2007, to $46.4 million on December 31, 2007, an increase of $6.8 million or 17.2%.  Management continued to selectively purchase non-agency mortgage-backed security investments (“MBS”) that either met or exceeded our underwriting guidelines.  This strategy was employed to complement consumer loan underwriting.  Strong demand in consumer lending required managing the mix of the Bank’s balance sheet to comply with the consumer lending limit imposed on federally chartered savings banks.  Management chose to increase the asset base by purchasing AAA-rated MBS funded by FHLB advances.  This strategy allows us to continue making consumer loans within our regulatory limit.

Cash and Cash Equivalents.  Cash and cash equivalents increased from $6.4 million on September 30, 2007, to $7.8 million on December 31, 2007.  The increase was a result of increased cash flow at the end of the current period.

Loans Receivable.  Loans increased by $14.6 million, or 4.5%, to $335.6 million at December 31, 2007, from $321.0 million as of September 30, 2007. At December 31, 2007, the loan portfolio was comprised of $192.3 million of loans secured by real estate, or 57.3% of total loans, and $143.3 million of consumer loans, or 42.7% of total loans.  Loan production remained strong throughout the branch   system.  A significant contributing factor to the loans receivable increase were the indirect consumer loans generated from our established dealer network.

At September 30, 2007, the loan portfolio mix included real estate loans of $188.0 million, or 58.6% of total loans, and consumer loans of $132.7 million, or 41.4% of total loans.

Allowance for Loan Losses.  The following table is an analysis of the activity in the allowance for loan losses for the three-month periods ended December 31, 2007, and December 31, 2006.

	Three months ended
	Dec. 31, 2007	Dec 31, 2006

Balance at Beginning	$926	$835
Provisions Charged to Operating Expense	$165	$103
Loans Charged Off	$115	$ 91
Recoveries on Loans	$ 7	$ 5
Balance at End	$983	$852

Office Properties and Equipment.  Total investment in office properties and equipment was $3.4 million on December 31, 2007, and $3.5 million on September 30, 2007.

Deposits.  Deposits as of December 31, 2007, were $227.3 million, compared to $207.7 million as of September 30, 2007, an increase of $19.6 million, or 9.4%. This was primarily a result of certificate of deposit growth.

Borrowed Funds.  FHLB advances increased from $96.4 million on September 30, 2007, to $102.2 million on December 31, 2007, as a result of funding additional MBS purchases.

Asset quality.  The Company’s non-performing assets were $1.7 million, or .42% of total assets, at December 31, 2007, compared to $1.6 million, or .43% of assets, as of September 30, 2007.  Net charge offs for the quarter ended December 31, 2007, were $108,000, compared with $86,000 for the quarter ended December 31, 2006.  The annualized net charge off to average loans receivable was 0.13% for both the fiscal 2008 and fiscal 2007 first quarters.

Stockholders’ Equity.  Stockholders’ equity decreased to $75.8 million at December 31, 2007, from $78.1 million at September 30, 2007, primarily due to the repurchase of shares under Citizens’ previously announced share repurchase program and dividends paid, partially offset by net income for the quarter.

Liquidity and Asset / Liability Management.  The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit and for payments of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and cash equivalents, other interest-bearing deposits, investments held that are available for sale and maturing loans.  Advances from the FHLB system represent the Company’s primary source of immediate additional liquidity, and are maintained at a level necessary to fulfill needs.  Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a regular basis to lessen the impact of interest rate changes. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan–to-deposit ratio, competitors’ rates and the cost of borrowing funds versus the ability to attract deposits.  The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk. The Company’s management believes its liquidity sources are adequate to meet its operating needs.

Off-Balance Sheet Liabilities.  The Company has financial instruments with off-balance sheet risk.  These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit.  As of December 31, 2007, the Company has $7.9 million in unused commitments compared to $8.3 million in unused commitments as of September 30, 2007.

Capital Resources.  Capital ratios applicable to the Bank as of December 31, 2007, and September 30, 2007, were as follows:

Capital Ratios
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007 (Un-audited)

Total risk-based capital (to risk weighted assets)	$45,109,000	17.3%	$20,915,000 >=	8.0%	$26,144,000 >=	10.0%

Tier 1 capital (to risk weighted assets)	$44,384,000	17.0%	$10,458,000 >=	4.0%	$15,686,000 >=	6.0%

Tier 1 capital (to adjusted total assets)	$44,384,000	11.0%	$16,090,000 >=	4.0%	$20,113,000 >=	5.0%

Tangible capital (to tangible assets)	$44,384,000	11.0%	$6,034,000 >=	1.5%	NA	NA

As of September 30, 2007 (Audited)

Total risk-based capital (to risk weighted assets)	$44,416,000	18.0%	$19,757,000 >=	8.0%	$24,696,000 >=	10.0%

Tier 1 capital (to risk weighted assets)	$43,709,000	17.7%	$9,878,000>=	4.0%	$14,817,000 >=	6.0%

Tier 1 capital (to adjusted total assets)	$43,709,000	11.5%	$15,161,000 >=	4.0%	$18,952,000 >=	5.0%

Tangible capital (to tangible assets)	$43,709,000	11.5%	$5,685,000 >=	1.5%	NA	NA

Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities.  The Bank was categorized as “well-capitalized” under the regulatory framework for capital adequacy as of December 31, 2007, and September 30, 2007.

Results of Operations

Overview. For the first quarter of fiscal 2008, the Company continued to see strong loan demand with steady growth in both real estate and consumer loans. Citizens Community Federal manages its lending portfolio to minimize risk and maximize income, and as such, it does not participate in any sub-prime lending. Combined with loan growth, this management strategy helped drive income growth for the quarter. The Company continues to make traditional loans while maintaining its low delinquency and charge-off results.

Citizens Community Federal anticipates continued loan growth going forward. Additionally, the Company has announced plans to expand into select Wal-Mart retail locations in 2008. The Company believes that these new branches will offer excellent potential for additional core deposit and loan growth and are consistent with Citizens Community Federal’s targeted expansion strategy.

Net Income/Loss.  For the fiscal 2008 first quarter, the Company reported net income of $455,000, versus a net loss of ($115,000) for the prior-year first quarter.  The year-earlier results included a one-time, after tax charge of $370,000 ($610,000 pre-tax) related to agreements with two

Citizens Community Federal executives who resigned.  Excluding the one-time charge, the Company would have reported fiscal 2007 first-quarter net income of $255,000.  On this basis, fiscal 2008 first-quarter net income increased 78.4 percent over fiscal 2007.  The improvement was primarily due to an increase in net interest income, partially offset by higher operating expenses (excluding last year’s one-time charge).

On a basic and diluted per-share basis, Citizens Community Bancorp, Inc., reported fiscal 2008 first quarter earnings of $0.07 per share, up from a loss of ($0.02) per share for the prior year first quarter.  Excluding the charge detailed above, the Company would have reported fiscal 2007 first-quarter basic and diluted per-share earnings of $0.04.

Net interest margin decreased to 3.02% for the three months ended December 31, 2007, from 3.72% for the three months ended December 31, 2006.  Interest spread decreased to 2.29% for the current period, compared to 3.15% for the prior three-month period, as a result of the cost of interest-bearing liabilities increasing at a faster pace than earning assets.  Contributing to the decrease in interest spread and net interest margin was the MBS portfolio being funded through FHLB advances.  The spreads produced from leveraged investments resulted in consistently lower interest margins than that earned from the loans receivable portfolio, and as a result, the overall interest spread and net interest margin were affected.

Total Interest Income.  Total interest and dividend income increased by $1.9 million for the three-month period ended December 31, 2007, to $6.3 million from $4.4 million for the comparable 2006 period.  The increase for the period was a result of an increase in the average balance of loans receivable attributed to strong loan demand due to marketing efforts and an increase in loan yield.  The average balance of loans receivable increased to $328.9 million for the three-month period ended December 31, 2007, from $263.3 million for the prior-year three-month period.  The yield on average loans receivable increased to 6.73% from 6.44%, reflecting higher-yielding new loans replacing payoffs on loans with lower interest rates.  In addition, interest and dividend income increased as a result of an increase in investments.  The increase in investments was a result of an increase in the average balance of securities available for sale.  The average balance of securities available for sale increased to $43.0 million for the three-month period ended December 31, 2007, compared to $770,000 for the prior-year three-month period.  This increase in investments was the primary reason for the increase in other interest and dividend income, from $95,00 0 for the three-months ended December 31, 2006, to $697,000 for the fiscal 2008 first quarter.

Total Interest Expense.   Total interest expense rose $1.4 million to $3.3 million for the quarter ended December 31, 2007, from $1.9 million for the comparable 2006 period.  The increase resulted from an increase in the average balance and costs of interest-bearing deposits.  The increase in interest expense resulted from an increase in cost of both deposits and notes payable as a result of an increase in the average deposit outstanding and an increase in advances from the Federal Home Loan Bank of Chicago.  The average balance of interest-bearing liabilities increased from $237.2 million for the three-month period ended December 31, 2006, to $316.8 million for the three months ended December 31, 2007.  The average balance of FHLB advances increased from $25.2 million for the three-month period ended December 31, 2006, to $99.3 million for the three-month period ended December 31, 2007.  Management used FHLB advances to fund MBS investments as well as using some FHLB advances to fund loan demand.  The average cost of interest-bearing liabilities increased from 3.63% for the quarter ended December 31, 2006, to 4.19% for the quarter ended December 31, 2007.

Net Interest Income.  Net interest income before provision for loan losses for the first quarter ended December 31, 2007, totaled approximately $2.9 million, an increase of $400,000 from $2.5 million for the prior-year period. The increase was a result of an increase in the average balance of loans receivable and the average loan yield, and an increase in the average balance of investments, partially offset by an increase in the average balance in interest-bearing liabilities and their costs.

Provision for Loan Losses.  We establish the provision for loan losses, which is charged to operations, at a level management believes will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Based on our evaluation of these factors, we made provisions of $165,000 and $103,000 for the three-month periods ended December 31, 2007, and 2006, respectively.

Non-performing assets were 0.42% of total assets as of December 31, 2007, as compared to 0.43% of total assets as of September 30, 2007. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change.

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

Non-Interest Income. Non-interest income increased slightly to $428,000 for the first quarter ended December 31, 2007, from $408,000 for the prior-year period, primarily as a result of service charges on deposit accounts.

Non-Interest Expense. Non-interest expense decreased to $2.4 million for the fiscal 2008 first quarter, from $3.0 million for the fiscal 2007 first quarter.  The decrease was primarily due to the one-time, prior-year charge discussed earlier.

Income Tax Expense.   Income tax expense increased to $292,000, from a benefit of $104,000 for the three-month period ended December 31, 2007, compared to the three-month period ended December 31, 2006, primarily as a result of the improved earnings reported.

Forward-Looking Statements.   This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions.  “Forward-looking statements”, which are based on certain assumptions and describe future plans, strategies and expectations of Citizens Community Bancorp may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential”.  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning Citizens Community Bancorp and its business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term consumer loans;

•	originating prime-based home equity lines of credit;

•	managing our deposits to establish stable deposit relationships;

•	using FHLB advances to align maturities and repricing terms;

•	attempting to limit the percentage of long-term, fixed-rate loans in our portfolio which do not contain a payable-on-demand clause; and

•	originating first mortgage loans, with a clause allowing for payment on demand after a stated period of time.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Citizens Community Federal's interest rate risk position somewhat in order to maintain or improve its net interest margin.

As of December 31, 2007, $149.6 million of loans in our portfolio included a payable-on-demand clause.  We have not utilized the clause since fiscal 2000 because, in management's view, it has not been appropriate.  Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide Citizens Community Federal with some protection against the impact on net interest margin of sharp and prolonged interest rate increases.  It is Citizens Community Federal’s policy to write the majority of its real estate loans with a payable-on-demand clause.  The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; desire to restructure the balance sheet; an individual borrowers unsatisfactory payment history; and the remaining term to maturity.

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

The following table sets forth, at September 30, 2007, (the most recent date for which information is available) an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments).  As of September 30, 2007, due to the current level of interest rates, the OTS no longer provides NPV estimates for decreases in interest rates greater than 200 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)

+300 bp	$36,641	$(7,080)	(16)%	10.01%	(148) bp
+200 bp	39,118	(4,603)	(11)	10.55	(95)
+100 bp	41,514	(2,207)	(5)	11.05	(44)
+50 bp 0 bp -50 bp	42,631 43,721 44,689	(1,090) 968	(2) 2	11.28 11.50 11.68	(22) 19
-100 bp	45,442	1,721	4	11.81	32
-200 bp	46,445	2,724	6	11.96	46
________________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

For comparative purposes, the table below sets forth, at September 30, 2006, an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments).  As of September 30, 2006, due to the current level of interest rates, the OTS no longer provided NPV estimates for decreases in interest rates greater than 200 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)

+300 bp	$14.290	$(6,749)	(32)%	5.41%	(226) bp
+200 bp	16,590	(4,449)	(21)	6.20	(147)
+100 bp	18,862	(2,177)	(10)	6.96	(71)
0 bp	21,039	---	---	7.66	---
-100 bp	23,005	1,966	9	8.29	62
-200 bp	24,778	3,739	18	8.83	116
___________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

The OTS uses certain assumptions in assessing the interest rate risk of savings associations.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of December 31, 2007, was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting.  In addition, our independent accountants must report on management’s evaluation.  We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending September 30, 2008.  Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be re-mediated before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported.  In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

PART II – OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in the Company’s Form 10K for the fiscal year ended September 30, 2007.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity during the three months ended
December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan

October 1, 2007 through October 31, 2007	NA	NA	NA	NA
November 1, 2007 through November 30, 2007	227,176	9.37	227,176	127,824
December 1, 2007 through December 31, 2007	75,933	9.22	75,933	51,891
Total	303,109	9.34	303,109	51,891

On September 24, 2007, the Company announced a stock repurchase program to purchase up to 355,000 shares. Subsequent to the December 31, 2007, quarter, the stock repurchase program was completed.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.    OTHER INFORMATION

Not applicable.

Item 6.    EXHIBITS

(a)	Exhibits

31.1                 Rule 13a-15(e) Certification of the Company’s President andChief Executive Officer
31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer
                      32.0                 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date:	February 11, 2008	By:	/s/ James G. Cooley
President and Chief Executive Officer

Date:	February 11, 2008	By:	/s/ John Zettler
Chief Financial Officer

Community Bancorp and its business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.