Form 10-Q
period 2008-03-31
Citizens Community Bancorp Inc.
filed 2008-05-09
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
x QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2008.
OR
9 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act  (Check one):

Large accelerated filer [  ]              Accelerated filer [  ]              Non-Accelerated filer [  ]          Smaller reporting company [X]
          (do not check if a smaller
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

Yes [  ]               No [  ]

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 30, 2008, there were 6,763,205 shares of the issuers’ common stock outstanding.

CITIZENS COMMUNITY BANCORP, INC.

INDEX

Part I – FINANCIAL INFORMATION

		Page Number
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of
	March 31, 2008, and September 30, 2007	3

	Consolidated Statements of Income
	For the Three and Six Months ended March 31, 2008, and 2007	4

	Consolidated Statements of Changes in Stockholders’ Equity
	For the Six Months ended March 31, 2008, and 2007	5

	Consolidated Statements of Cash Flow
	For the Six Months ended March 31, 2008, and 2007	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Conditions and
	Results of Operation	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	21

Part II – OTHER INFORMATION		23

SIGNATURES		24

EXHIBITS		26

Part I – FINANCIAL INFORMATION Item 1. Financial Statements (Unaudited)
CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2008, unaudited, September 30, 2007, derived from audited financial statements
	(in thousands)
Assets	March 31, 2008	September 30, 2007
Cash and cash equivalents	$17,531	$6,354
Other interest-bearing deposits	371	371
Securities available-for-sale (at fair value)	45,019	39,592
Federal Home Loan Bank stock	5,187	4,822
Loans receivable	342,075	320,953
Allowance for loan losses	(1,068)	(926)
Loans receivable - net	341,007	320,027
Loans held for sale	0	0
Office properties and equipment - net	3,651	3,460
Accrued interest receivable	1,513	1,397
Intangible assets	1,377	1,528
Goodwill	5,466	5,466
Other assets	4,557	3,096
TOTAL ASSETS	$425,679	$386,113

Liabilities and Stockholders' Equity	March 31, 2008	September 30, 2007
Liabilities:
Deposits	$249,384	$207,734
Federal Home Loan Bank advances	97,162	96,446
Other liabilities	3,870	3,784
Total liabilities	350,416	307,964

Stockholders' equity:
Common stock - 6,763,205 and 7,118,205 shares, respectively	68	71
Additional paid-in capital	66,715	69,934
Retained earnings	12,426	12,420
Unearned ESOP shares	(3,646)	(3,877)
Unearned deferred compensation	(178)	(207)
Accumulated other comprehensive loss	(122)	(192)
Total stockholders' equity	75,263	78,149
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$425,679	$386,113

CITIZENS COMMUNITY BANCORP, INC. Consolidated Statements of Income - Unaudited For the Three and Six Months Ended March 31, 2008 and 2007 (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Interest and dividend Income:
Interest and fees on loans	$5,661	$4,403	$11,226	$8,679
Other interest and dividend income	777	80	1,474	175
Total interest and dividend income	6,438	4,483	12,700	8,854
Interest expense:
Interest on deposits	2,263	1,668	4,353	3,286
Borrowings	1,201	251	2,455	553
Total interest expense	3,464	1,919	6,808	3,839
Net interest income	2,974	2,564	5,892	5,015
Provision for loan losses	196	87	361	190
Net interest income after provision for loan losses	2,778	2,477	5,531	4,825

Noninterest Income:
Service charges on deposit accounts	221	232	492	458
Insurance commissions	93	105	173	206
Loan fees and service charges	70	60	144	138
Other	3	4	6	7
Total noninterest income	387	401	815	809

Noninterest expense:
Salaries and related benefits	1,450	1,363	2,817	3,337
Occupancy - net	305	301	564	567
Office	266	203	499	387
Data processing	89	138	187	268
Amortization of core deposit	76	76	151	151
Advertising, marketing and public relations	35	42	65	75
Professional services	179	56	345	178
Other	338	409	544	600
Total noninterest expense	2,738	2,588	5,172	5,563

Income before provision for income tax	427	290	1,174	71
Provision for income taxes	181	133	473	29

Net income	$246	$157	$701	$42

Per share information:
Basic earnings	$0.04	$0.02	$0.11	$0.01
Diluted earnings	$0.04	$0.02	$0.11	$0.01
Dividends paid	$0.05	$0.05	$0.10	$0.10

Consolidated Statements of
Changes in Stockholders' Equity - Unaudited
For the Six Months ended March 31, 2008, and 2007
(in thousands, except shares)
Six Months Ended March 31, 2008	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - Beginning of Period	7,118,205	$71	$69,934	$12,420	$(3,877)	$(207)	$(192)	$0	78,149
Comprehensive income:
Net Income				701					701
Amortization of unrecognized prior service costs and net gains/losses, net of tax							27		27
Net unrealized gain on available for sale securities, net of tax							43		43
Total comprehensive income									771

Common Stock Repurchased	(355,000)	(3)	(3,296)						(3,299)
Stock option expense			36						36
Committed ESOP shares					231				231
Appreciation in fair value of ESOP shares charged to expense			24						24
Cancellation of unvested restricted stock			17			(17)			0
Amortization of restricted stock						46			46
Cash dividends ($0.10 per share)				(695)					(695)
Balance - End of Period	6,763,205	$68	$66,715	$12,426	$(3,646)	$(178)	$(122)	$0	$75,263

Six Months Ended March 31, 2007	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - Beginning of Period	3,747,319	$37	$18,833	$12,792	$(894)	$(334)	$(11)	$(341)	$30,082
Adjustment to initially apply FASB Statement No. 158, net of tax							(621)		(621)
Comprehensive income:
Net Income				42					42
Pension curtailment, net of tax*							75		75
Amortization of unrecognized prior service costs and net gains/losses, net of tax							165		165
Net unrealized gain on available for sale securities, net of tax							2		2
Total comprehensive income									(337)

Sale of Common Stock	3,369,061	34	51,204						51,238
Unearned shares held by ESOP					(3,415)				(3,415)
Stock option expense			38						38
Committed ESOP shares					202				202
Appreciation in fair value of ESOP shares charged to expense			46						46
Cancelation of treasury stock			(341)					341	0
Dissolution of CCFMHC			92						92
Cancelation of unvested restricted stock			(37)			37			0
Amortization of restricted stock						47			47
Cash dividends ($0.10 per share)				(404)					(404)
Balance - End of Period	7,116,380	71	69,835	12,430	(4,107)	(250)	(390)	0	$77,589
* Includes curtailment of $124 ($75, net of tax)

CITIZENS COMMUNITY BANCORP, INC. Consolidated Statements of Cash Flows - Unaudited For the Six Months Ended March 31, 2008 and 2007
	March 31, 2008	March 31,2007
	(thousands)	(thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$701	$42
Adjustments to reconcile net income to net cash provided
by activities:
Securities discount accretion	($149)	$0
Provision for depreciation	212	246
Provision for loan losses	361	190
Amortization of purchase accounting adjustments	(35)	(37)
Amortization of core deposit intangible	151	151
Amortization of restricted stock	46	47
Provision for stock options	36	38
Provision (benefit) for deferred income taxes	(137)	(514)
Net change in loans held for sale	0	321
ESOP contribution expense in excess of shares released	24	46
Decrease (increase) in accrued interest receivable and other assets	(1,440)	132
Increase (decrease) in other liabilities	156	(2,739)
Total adjustments	(775)	(2,119)
Net cash provided (used) by operating activities	(74)	(2,077)
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits	0	492
Sale of Federal Home Loan Bank stock	0	496
Purchase of Federal Home Loan Bank stock	(365)	0
Proceeds from sale of securities available-for-sale	0	62
Purchase securities available for sale	(7,205)	0
Proceeds from principal repayments on securities available for sale	1,927	0
Net increase in loans	(21,316)	(21,760)
Net capital expenditures	(401)	(183)
Net cash used in investing activities	(27,360)	(20,893)
Cash flows from financing activities:
Increase (decrease) in borrowings	716	(39,838)
Increase in deposits	41,658	12,825
Proceeds from sale of common stock	0	51,238
Repurchase shares of common stock	(3,299)	0
Dissolution of CCMHC	0	92
Reduction (increase) in unallocated shares held by ESOP	231	(3,213)
Cash dividends paid	(695)	(404)
Net cash provided by financing activities	38,611	20,700
Net increase (decrease) in cash and cash equivalents	11,177	(2,270)
Cash and cash equivalents at beginning	6,354	6,170
Cash and cash equivalents at end	$17,531	$3,900

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$4,353	$3,286
Interest on borrowings	2,457	722
Income taxes	692	268

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

On October 31, 2006, a second-step conversion was completed in which Citizens Community MHC converted to stock form. Through this transaction, Citizens Community MHC and CCB ceased to exist and were replaced by Citizens Community Bancorp, Inc. as the holding company for the Bank. A total of 5,290,000 shares of common stock were sold in the offering at $10 per share through which the Company received proceeds of $51,238,000 net of offering costs of $1,662,000. The Company contributed $25,619,000, or approximately 50%, of the net proceeds to the Bank in the form of a capital contribution. The Company lent $3,415,010 to the ESOP and the ESOP used those funds to acquire 341,501 shares of Company stock at $10 per share.

As part of the conversion, outstanding public shares of CCB were exchanged for 1.91067 shares of  Citizens Community Bancorp, Inc., the new holding company of Citizens Community Federal. The exchange resulted in an additional 1,826,380 of outstanding shares of the Company for a total of 7,116,380 outstanding shares. Treasury stock held was cancelled.

The consolidated income of the Company is principally from the income of the Bank.  The Bank originates residential and consumer loans, and accepts deposits from customers primarily in Wisconsin, Minnesota and Michigan.  The Bank acquired a branch in Mankato, Minn., in November of 2003, opened a new branch office in Oakdale, Minn., on October 1, 2004, and acquired Community Plus Savings Bank’s Lake Orion and Rochester Hills, Mich., branches on July 1, 2005. On January 22, 2008, the Bank announced that it has signed a letter of intent with Wal-Mart to open seven branches during 2008 in Wal-Mart Supercenters in Wisconsin and Minnesota. The Bank opened a new branch in the Wal-Mart Supercenter in Red Wing, Minn. on March 1, 2008, and in Rice Lake, Wis. on May 1, 2008.  The Bank will open Citizens Community Federal branches in the following additional Wal-Mart Supercenters:  Black River Falls, Wis.; Wisconsin Dells, Wis.; Faribault, Minn.; Hutchinson, Minn.; and Brooklyn Park, Minn. The Bank moved its existing branch in Rice Lake, Wis., and will move its existing branches in Black River Falls, Wis., and Wisconsin Dells, Wis., to the new Wal-Mart Supercenter locations in those respective communities.  On April 9, 2008, the Bank announced that it had entered into an agreement with American National Bank of Beaver Dam, Wis. to acquire three American National Bank branches located in Wal-Mart Superstores located in Appleton, Fond du Lac and Oshkosh, Wis.  When completed, these transactions will result in an anticipated net increase of seven branches in 2008. The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products.  Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Community Federal.  All significant inter-company accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE  3 – STOCK-BASED COMPENSATION

In February 2005, the Recognition and Retention Plan was approved by the Company’s stockholders.  The plan provides for the grant of up to 113,910 shares.  As of March 31, 2008, 70,622 restricted shares had been granted under this plan, and 4,557 of these shares have been forfeited.  Restricted shares are issued at no cost to the employee and have a five-year vesting period.  The fair value of the restricted shares on the date of issue was $7.04 per share for 63,790 shares and $6.18 for 6,832 shares.  Compensation expense related to these awards was $23,376 for the three months ended March 31, 2008, and $46,752 for the six-month period ended March 31, 2008.

In February 2005, the 2004 Stock Option and Incentive Plan was approved by stockholders.  The plan provides for the grant of nonqualified and incentive stock options, and stock appreciation rights.  The plan provides for the grant of options for up to 284,778 shares.

At March 31, 2008, 202,197 options had been granted under this plan at a weighted-average exercise price of $7.04 per share.  Options vest over a five-year period.  Unexercised nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years.  At March 31, 2008, options for 80,886 shares were vested, options for 6,833 shares have been forfeited and options for 4,558 shares have been exercised.  Of the 202,197 options granted, 190,806 remained outstanding on March 31, 2008.

The Company accounts for stock-based employee compensation related to its stock option plans using the fair-value-based method consistent with the methodology prescribed by SFAS No. 123(R), “Accounting for Stock-Based Compensation,” which the Company adopted on October 1, 2006, as required. Accordingly, the Company records compensation expense whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.  The costs recognized for the three- and six-month periods ended March 31, 2008, were $18,285 and $36,570, respectively.

In February 2008, the 2008 Equity Incentive Plan was approved by stockholders.  The aggregate number of shares of common stock of Citizens Community Bancorp, Inc. reserved and available for issuance under the Incentive Plan is 597,605.  Under the Incentive Plan, the Incentive Plan Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of Citizens Community Bancorp, Inc. common stock.  Under the Incentive Plan, the Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Citizens Community Bancorp, Inc. company stock.  As of March 31, 2008, no shares have been granted under this 2008 Equity Incentive Plan.

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

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The weighted average number of shares outstanding for the three-month periods ended March 31, 2008, and 2007, were 6,389,073 and 6,614,035 for basic EPS and 6,408,820 and 6,641,145 for diluted EPS, respectively. The weighted average number of shares outstanding for the six-month periods ended March 31, 2008, and 2007, were 6,478,864 and 6,700,033 for basic EPS and 6,500,839 and 6,727,996 for diluted EPS, respectively.

On a basic and diluted per-share basis, Citizens Community Bancorp, Inc., reported second-quarter earnings of $0.04 per share, compared to a net earnings of $0.02 per share for the year-earlier three-month period.  For the six months, the Company reported basic and diluted earnings of $0.11 per share, versus earnings of $0.01 per share in 2007.

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

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

FORWARD-LOOKING STATEMENTS

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

Citizens Community Bancorp, Inc. was incorporated under the laws of the State of Maryland to hold all of the stock of Citizens Community Federal. Citizens Community Bancorp, Inc. is a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (OTS). Citizens Community Bancorp, Inc. has no significant assets other than all of the outstanding shares of common stock of Citizens Community Federal, the net proceeds it kept from the reorganization and its loan to the ESOP.

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of March 31, 2008, and the consolidated results of operations for the three and six months ended March 31, 2008, compared to the same period in 2007.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

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

In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization. In 2006, it completed a second-step conversion into a full stock holding company format. The Bank is a federally chartered stock savings institution with 14 full-service offices.

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

At March 31, 2008, the Company had total assets of $425.7 million, total deposits of $249.4 million and stockholders' equity of $75.3 million. The Company and the Bank are examined and regulated by the OTS, their primary federal regulator. The Bank is also regulated by the FDIC. The Bank is required to have certain reserves set by the Federal Reserve Board, and is a member of the Federal Home Loan Bank (FHLB) of Chicago, which is one of the 12 regional banks in the FHLB System.

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

At March 31, 2008, the allowance for loan losses was $1.1 million, or 0.31%, of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in the Company’s loan portfolio. Given the strength of its lending portfolio, the Company’s allowance for loan losses is well below comparable peer levels.

FINANCIAL CONDITION

Total Assets.  Total assets of the Company as of March 31, 2008, were $425.7 million, compared with $409.4 million at December 31, 2007, and $386.1 million as of September 30, 2007, a fiscal year-to-date increase of $39.6, or 10.3%.  Assets increased year-to-date primarily as a result of an increase in loans receivable of $21.1 million, an increase in cash and cash equivalents of $11.2 million and an increase in securities available for sale of $5.4 million.

Securities Available for Sale.  Securities available for sale grew from $39.6 million on September 30, 2007, to $45.0 million on March 31, 2008, an increase of $5.4 million or 13.6%.  Management continued to selectively purchase non-agency mortgage-backed security investments (“MBS”) that either met or exceeded our underwriting guidelines.  This strategy was employed to complement consumer loan underwriting.  Strong demand in consumer lending required managing the mix of the Bank’s balance sheet to comply with consumer lending limits imposed on federally chartered savings banks.  Management chose to increase the asset base by purchasing AAA-rated MBS funded by FHLB advances.  This strategy allows us to continue making consumer loans within our regulatory limit.  The additional purchases were made in the first fiscal quarter of 2008.  No additional purchases were made in the three-month period ended March 31, 2008.

Cash and Cash Equivalents.  Cash and cash equivalents increased from $6.3 million on September 30, 2007, to $17.5 million on March 31, 2008.  The increase was a result of deposit growth exceeding loan growth during the period.

Loans Receivable.  Loans increased by $21.1 million, or 6.6%, to $342.1 million at March 31, 2008, from $321.0 million as of September 30, 2007. At March 31, 2008, the loan portfolio was comprised of $197.4 million of loans secured by real estate, or 57.7% of total loans, and $144.7 million of consumer loans, or 42.3% of total loans.  At September 30, 2007, the loan portfolio mix included real estate loans of $188.0 million, or 58.6% of total loans, and consumer loans of $132.7 million, or 41.4% of total loans and 34.0% of total assets.

The Company’s new Red Wing, Minn., Wal-Mart in-store branch opened on March 1, 2008.  After the first month of operation, the branch had $1.2 million in consumer loans receivable and had several real estate loans that were in process but not yet closed.

Allowance for Loan Losses.  The following table is an analysis of the activity in the allowance for loan losses for the three- and six-month periods ended March 31, 2008, and March 31, 2007.

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Balance at Beginning	$ 983	$ 852	$ 926	$835
Provisions Charged to Operating Expense	196	87	361	190
Loans Charged Off	118	97	233	188
Recoveries on Loans	7	15	14	20
Balance at End	$1068	$857	$1068	$857

Office Properties and Equipment.  Total investment in office properties and equipment was $3.6 million on March 31, 2008, and $3.5 million on September 30, 2007.

Deposits.  Deposits grew to $249.4 million at March 31, 2008, from $227.3 million at December 31, 2007, and $207.7 million at September 30, 2007, an increase for the six-month period of $41.7 million, or 20.1%.  The March 2008 quarter increase was $22.1 million, or 9.7%. The growth in deposits came primarily from certificate of deposit (CD) growth concentrated in the Wisconsin market. Lower levels of existing CDs reaching maturity in the Wisconsin market enabled the Company to attract new deposits with attractive CD rates and minimize the repricing impact to its existing portfolio. Had a higher level of CDs reached maturity during this period, the Company would likely have had a more significant repricing impact as those customers sought the more attractive rate. Money market deposit growth was targeted in the Minnesota markets, as it was the most effective market from a cost and repricing standpoint.  The new Red Wing, Minnesota Wal-Mart branch contributed $1.5 million in deposits during its first month of operation in March of 2008.

Borrowed Funds.  FHLB advances increased slightly from $96.4 million on September 30, 2007, to $97.2 million on March 31, 2008, as funding for additional MBS purchases offset payoffs of previous advances.

Asset quality.  The Company’s non-performing assets were $2.1 million at March 31, 2008, or .50% of total assets.  This was up from $1.7 million, or 0.42% at December 31, 2007, and $1.6 million or .43% at September 30, 2007.  The increase was almost entirely a result of two residential real estate loans that became delinquent.  The first loan, with a balance of $296,000, is secured by a property appraised at $472,000.  The second loan had a balance of $118,000 and is secured by a property appraised at $160,000. Both properties were appraised in February 2008 and the Company anticipates a minimal loss or no loss related to these loans.

Net charge-offs for the quarter ended March 31, 2008, were $111,000, versus $108,000 at December 31, 2007, and $108,000 at September 30, 2007.  The annualized net charge-offs to average loans receivable were 0.13%, 0.13% and 0.14% for the respective three-month periods. The Company’s net charge-offs are at levels below industry peer norms.

For the six months ended March 31, 2008, net charge-offs were $219,000, compared with $214,000 for the six-month period ended September 30, 2007.  The annualized net charge-offs to average loans receivable were 0.13% and 0.14% for the 2008 and 2007 six-month periods, respectively.

The ratio of allowance for loan losses to total loans was 0.31% at March 31, 2008, compared to 0.29% at September 30, 2007.

Stockholders’ Equity.  Stockholders’ equity decreased slightly to $75.3 million at March 31, 2008, from $78.1 million at September 30, 2007, primarily due to the repurchase of shares under Citizens’ previously announced share repurchase program and dividends paid, partially offset by net income for the quarter.

Liquidity and Asset / Liability Management.  The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit and for payments of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and cash equivalents, other interest-bearing deposits, investments held that are available for sale and maturing loans.  Advances from the FHLB system represent the Company’s primary source of immediate additional liquidity, and are maintained at a level necessary to fulfill needs.  Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a regular basis to lessen the impact of interest rate changes. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan-to-deposit ratio, competitors’ rates and the cost of borrowing funds versus the ability to attract deposits.  The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk.

Whereas the Company’s interest spread was negatively impacted in the 2007 three- and six-month reporting periods by the flat yield curve, the 2008 three- and six-month reporting periods saw a widening of the yield curve.  The widening yield curve contributed to the sequential increase in interest spread of 0.06%, from 2.24% for the first fiscal quarter of 2008 to 2.30% for the second fiscal quarter.

Off-Balance Sheet Liabilities.  The Company has financial instruments with off-balance sheet risk.  These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit.  As of March 31, 2008, the Company has $8.2 million in unused commitments compared to $7.9 million in unused commitments as of September 30, 2007.

Capital Resources.  Capital ratios applicable to the Bank as of March 31, 2008, and September 30, 2007, were as follows:

Capital Ratios
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008 (Unaudited)

Total risk-based capital (to risk weighted assets)	$45,688,000	17.0%	$21,560,000 >=	8.0%	$26,950,000 >=	10.0%

Tier 1 capital (to risk weighted assets)	$44,918,000	16.7%	$10,780,000 >=	4.0%	$6,170,000 >=	6.0%

Tier 1 capital (to average assets)	$44,918,000	10.7%	$16,748,000 >=	4.0%	$20,935,000 >=	5.0%

Tangible capital (to tangible assets)	$44,918,000	10.7%	$6,281,000 >=	1.5%	NA	NA

As of September 30, 2007 (Audited)

Total risk-based capital (to risk weighted assets)	$44,416,000	18.0%	$19,757,000 >=	8.0%	$24,696,000 >=	10.0%

Tier 1 capital (to risk weighted assets)	$43,709,000	17.7%	$9,878,000>=	4.0%	$14,817,000 >=	6.0%

Tier 1 capital (to average assets)	$43,709,000	11.5%	$15,161,000 >=	4.0%	$18,952,000 >=	5.0%

Tangible capital (to tangible assets)	$43,709,000	11.5%	$5,685,000 >=	1.5%	NA	NA

Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities.  The Bank was categorized as “well-capitalized” under the regulatory framework for capital adequacy as of March 31, 2008, and September 30, 2007.

Results of Operations

Overview. For the first six months of fiscal 2008, the Company continued to see strong loan demand with balanced growth in both real estate and consumer loans. Citizens Community Federal manages its lending portfolio to minimize risk and maximize income, and as such, it does not participate in any higher risk sub-prime lending or construction lending. Combined with loan growth, this management strategy helped drive income growth for the quarter. The Company continues to make traditional loans while maintaining its low delinquency and charge-off results.

Citizens Community Federal anticipates continued loan growth going forward. Additionally, the Company announced in January 2008 plans to expand into select Wal-Mart retail locations in 2008. The Company believes that these new branches will offer excellent potential for additional core deposit and loan growth and are consistent with Citizens Community Federal’s targeted expansion strategy.

Net Income.  For the three months ended March 31, 2008, the Company reported net income of $246,000, up 57% from net income of $157,000 for the 2007 second quarter.  The year-over-year increase was primarily due to an increase in net interest income.

Net income for the six-months ended March 31, 2008, totaled $701,000, versus $42,000 for the prior-year six months.  The improvement was driven by an increase in net interest income.  The year-earlier results also included a one-time, after-tax charge of $370,000 ($610,000 pre-tax) related to agreements with two Citizens Community Federal executives who resigned.  Excluding the one-time charge, the Company would have reported fiscal 2007 six-month net income of $412,000.

On a basic and diluted basis, Citizens Community Bancorp, Inc. fiscal second-quarter earnings were $0.04 per share, up from $0.02 per share for the prior-year second quarter.  For the six months, the Company reported basic and diluted earnings of $0.11 per share, versus earnings of $0.01 per share in 2007.  Excluding the charge detailed above, the Company would have reported 2007 six-month basic and diluted per-share earnings of $0.06.

Net interest margin decreased from 3.77% to 2.95% for the three-month period ended March 31, 2008, compared to the prior year three months. For the six months, net interest margin decreased from 3.74% to 2.98% for the 2008 six-month period.  Interest spread decreased to 2.30% for the 2008 second quarter, from 2.97% from the 2007 second quarter. For the six month period ended March 31, 2008, interest spread decreased to 2.29% from 3.06% for the 2007 six-months. The decrease in net interest margin and interest spread for both periods was largely a result of the MBS portfolio, which increased as a percentage of total assets, being funded through FHLB advances.  The spreads produced from these leveraged investments resulted in consistently lower interest margins than that earned from the loans receivable portfolio. As a result, the overall interest spread and net interest margin were affected.

Total Interest Income.  Total interest income increased by $1.9 million to $6.4 million for the three-month period ended March 31, 2008, from $4.5 million for the same period in 2007.  Total interest income increased by $3.8 million to $12.7 million for the six-month period, from $8.9 million for the year-ago six months.  The increase for both periods was a result of an increase in the average balance of loans receivable from strong loan demand due to marketing efforts and an increase in loan yield.  The average balance of loans receivable increased to $339.0 million for the three-month period ended March 31, 2008, from $273.6 million for the prior-year period.

The yield on average loans receivable increased from 6.53% for the 2007 second quarter to 6.70% for the 2008 second quarter. For the six-month periods, the yield on average loans receivable increased from 6.48%  in 2007 to 6.71% in 2008, reflecting higher yielding new loans replacing payoffs on loans with lower rates.

In addition, interest and dividend income increased as a result of an increase in investments.  The increase in investments was a result of an increase in the average balance of securities available for sale.  The average balance of securities available for sale increased to $45.8 million for the three-month period ended March 31, 2008, compared to $739,000 for the prior-year three-months. For the 2008 six months, the average balance of securities available for sale increased to $45.2 million compared to $751,000 for the prior-year six months. This increase in investments was the primary reason for the increase in other interest and dividend income, from $80,000 for the three months ended March 31, 2007, to $777,000 for the three months ended March 31, 2008; and $175,000 for the 2007 six-month period to $1.5 million for the 2008 six months.

Total Interest Expense.   Total interest expense increased  $1.6 million to $3.5 million for the quarter ended March 31, 2008, from $1.9 million for the quarter ended March 31, 2007. For the 2008 six-month period interest expense increased $3.0 million to $6.8 million, from $3.8 million for the prior-year six months.    The increases in interest expense resulted from an increase in cost of both deposits and advances as a result of an increase in the average deposits outstanding and an increase in advances from the Federal Home Loan Bank of Chicago.  The average balance of interest-bearing liabilities increased from $241.1 million for the three-month period ended March 31, 2007, to $339.3 million for the three months ended March 31, 2008.  The average balance of interest-bearing liabilities for the six months increased from $231.7 million in 2007 to $328.7 million in 2008. Average balance of FHLB advances increased from $19.4 million for the 2007 three-month period, to $100.1 million for the 2008 three-month period. Year to date, the average balance of FHLB advances rose from $23.3 million in 2007 to $100.4 million in 2008. Management used FHLB advances to fund MBS investments.

The average cost of interest-bearing liabilities increased from 3.61% for the three months ended March 31, 2007, to 4.09% for the three-month period ended March 31, 2008, and from 3.52% for the prior six-month period versus 4.13% for the 2008 six-month period.  The increase for both periods was a result of the increased FHLB borrowings that were strategically matched to MBS investments.

Net Interest Income.  Net interest income before provision for loan losses increased by $400,000 for the three-month period ended March 31, 2008, to $3.0 million, compared to $2.6 million for the same period in 2007.  Net interest income increased by $900,000 for the six months, to $5.9 million from $5.0 million in 2007. The growth in net interest income for both periods was a result of an increase in the average balance of loans receivable and the average balance of investments, partially offset by an increase in interest expense.

Provision for Loan Losses.  We establish the provision for loan losses, which is charged to operations, at a level management believes will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Based on our evaluation of these factors, we made provisions of $196,000 and $87,000 for the three-month periods ended March 31, 2008, and March 31, 2007, respectively.  For the six-month period ended March 31, 2008, we made provisions of $361,000 compared to provisions of $190,000 for the prior-year six months.  The 2008 three- and six-month increases were driven by increases in loan volume. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change.  We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

The allowance level is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan loss on a monthly basis and makes provisions for loan losses as necessary in order to maintain the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions or changes in individual account conditions.  In addition, various regulatory agencies, as an integral part in their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination.

Non-Interest Income. Non-interest income decreased slightly to $387,000 for the three-months ended March 31, 2008, versus $401,000 for the comparable 2007 period.  For the six-months, non-interest income increased to $815,000 from $809,000 for the prior-year six-months.  The three- and six-month prior periods included a one-time $25,000 benefit as a result of a vendor contract negotiation.

Non-Interest Expense. Non-interest expense increased modestly from $2.6 million for the quarter ended March 31, 2007, to $2.7 million for the quarter ended March 31, 2008.  The increase was primarily related to cost-of-living increases.  Non-interest expense decreased from $5.6 million for the six-month period ended March 31, 2007, to $5.2 million for comparable 2008 period.  The decrease was primarily due to the one-time charge of $610,000 related to agreements with two former executives who resigned.  Excluding this one-time charge, the Company would have reported non-interest expense of $5.0 million for the previous six-month period.

Income Tax Expense.   Income tax expense increased to $181,000 for the three-month period ended March 31, 2008, from $133,000 for the year-ago three months. For the year-to-date six months, income tax expense increased to $473,000, versus $29,000 for the prior year six-month period.  The increase for both periods came as a result of the improvement in overall earnings reflected in the current periods versus prior-year comparisons.

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

As of March 31, 2008, $155.8 million of loans in our portfolio included a payable-on-demand clause.  We have not utilized the clause since fiscal 2000 because, in management's view, it has not been appropriate.  Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide Citizens Community Federal with some protection against the impact on net interest margin of sharp and prolonged interest rate increases.  It is Citizens Community Federal’s policy to write the majority of its real estate loans with a payable-on-demand clause.  The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; desire to restructure the balance sheet; an individual borrowers unsatisfactory payment history; and the remaining term to maturity.

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

The following table sets forth, at December 31, 2007, (the most recent date for which information is available) an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments).  As of December 31, 2007, due to the current level of interest rates, the OTS no longer provides NPV estimates for decreases in interest rates greater than 200 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)

+300 bp	$36,348	$(5,585)	(13)%	9.38%	(100) bp
+200 bp	38,685	(3,247)	(8)%	9.83	(55) bp
+100 bp	40,591	(1,341)	(3)%	10.18	(21) bp
+50 bp	41,339	(593)	(1)%	10.30	(8) bp
0 bp	41,932			10.38
-50 bp	42,338	406	1%	10.42	4 bp
-100 bp	42,617	685	2%	10.44	5 bp
-200 bp	42,720	788	2%	10.36	(2) bp

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

For comparative purposes, the table below sets forth, at September 30, 2007, an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments).  As of September 30, 2007, due to the current level of interest rates, the OTS no longer provided NPV estimates for decreases in interest rates greater than 200 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)

+300 bp	$36,641	$(7,080)	(16)%	10.01%	(148) bp
+200 bp	39,118	(4,603)	(11)%	10.55	(95) bp
+100 bp	41,514	(2,207)	(5)%	11.05	(44) bp
+50 bp	42,631	(1,090)	(2)%	11.28	(22) bp
0 bp	43,721			11.50%
- 50 bp	44,689	968	2%	11.68	19 bp
-100 bp	45,442	1,721	4%	11.81	32 bp
-200 bp	46,445	2,724	6%	11.96	46 bp

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

The OTS uses certain assumptions in assessing the interest rate risk of savings associations.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of March 31, 2008, was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity during the three months ended
March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan
January 1, 2008, through January 31, 2008	51,891	9.02	51,891	0
February 1, 2008, through February 29, 2008	NA	NA	NA	NA
March 1, 2008, through March 31, 2008	NA	NA	NA	NA
Total	51,891	9.02	51,891	0

Subsequent to March 31, 2008, a new stock repurchase plan was approved, and the Company announced its intention to repurchase up to 10 percent of its outstanding shares in the open market or in privately negotiated transactions. These shares will be purchased from time to time over a 12-month period depending upon market conditions.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders, dated February 21, 2008, three items of business were voted upon:  The nominees to serve on the Board of Directors for terms to expire in the year 2011, The proposal to approve Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan and the ratification of the appointment of Wipfli, LLP as independent auditors for the Company for the fiscal year ending September 30, 2008.

Election of Directors

	FOR	WITHHELD
Richard McHugh	95.7%	4.3%
Thomas C. Kempen	95.7%	4.3%

Approval of 2008 Equity Incentive Plan

FOR	AGAINST	ABSTAIN
78.5%	20.8%	.7%

Ratification of Auditors

FOR	AGAINST	ABSTAIN
97.0%	2.5%	.5%

Item 5.    OTHER INFORMATION

Not applicable.

Item 6.    EXHIBITS

(a)	Exhibits

31.1	Rule 13a-15(e) Certification of the Company’s President and Chief Executive Officer
31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer
32.0	Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: May 9, 2008	By:	/s/ James G. Cooley
James G. Cooley President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ John Zettler
John Zettler Chief Financial Officer