Form 10-Q
period 2008-06-30
Citizens Community Bancorp Inc.
filed 2008-08-08
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
x QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2008.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At July 31, 2008, there were 6,226,995 shares of the issuers’ common stock outstanding.

CITIZENS COMMUNITY BANCORP, INC.

INDEX

Part I – FINANCIAL INFORMATION

		Page Number
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of
	June 30, 2008, and September 30, 2007	3

	Consolidated Statements of Income
	For the Three and Nine Months ended June 30, 2008, and 2007	4

	Consolidated Statements of Changes in Stockholders’ Equity
	For the Nine Months ended June 30, 2008, and 2007	5

	Consolidated Statements of Cash Flow
	For the Nine Months ended June 30, 2008, and 2007	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Conditions and
	Results of Operation	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	21

Part II – OTHER INFORMATION		23

SIGNATURES		24

EXHIBITS		26

Part I – FINANCIAL INFORMATION Item 1. Financial Statements (Unaudited)
CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2008, unaudited, September 30, 2007, derived from audited financial statements
	(in thousands)
Assets	June 30, 2008	September 30, 2007
Cash and cash equivalents	$12,421	$6,354
Other interest-bearing deposits	371	371
Securities available-for-sale (at fair value)	66,212	39,592
Federal Home Loan Bank stock	5,787	4,822
Loans receivable	354,528	320,953
Allowance for loan losses	(1,129)	(926)
Loans receivable - net	353,399	320,027
Loans held for sale	114	0
Office properties and equipment - net	4,067	3,460
Accrued interest receivable	1,665	1,397
Intangible assets	1,302	1,528
Goodwill	5,466	5,466
Other assets	4,873	3,096
TOTAL ASSETS	$455,677	$386,113

Liabilities and Stockholders' Equity	June 30, 2008	September 30, 2007
Liabilities:
Deposits	$269,259	$207,734
Federal Home Loan Bank advances	112,495	96,446
Other liabilities	3,974	3,784
Total liabilities	385,728	307,964

Stockholders' equity:
Common stock - 6,226,995 and 7,118,205 shares, respectively	62	71
Additional paid-in capital	62,179	69,934
Retained earnings	12,478	12,420
Unearned ESOP shares	(3,531)	(3,877)
Unearned deferred compensation	(148)	(207)
Accumulated other comprehensive loss	(1,091)	(192)
Total stockholders' equity	69,949	78,149
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$455,677	$386,113

CITIZENS COMMUNITY BANCORP, INC. Consolidated Statements of Income - Unaudited For the Three and Nine Months Ended June 30, 2008, and 2007 (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest and dividend Income:
Interest and fees on loans	$5,773	$4,791	$16,999	$13,470
Other interest and dividend income	1,011	63	2,485	238
Total interest and dividend income	6,784	4,854	19,484	13,708
Interest expense:
Interest on deposits	2,316	1,805	6,669	5,091
Borrowings	1,273	378	3,728	931
Total interest expense	3,589	2,183	10,397	6,022
Net interest income	3,195	2,671	9,087	7,686
Provision for loan losses	182	135	543	325
Net interest income after provision for loan losses	3,013	2,536	8,544	7,361

Noninterest Income:
Service charges on deposit accounts	263	251	755	709
Insurance commissions	80	117	253	323
Loan fees and service charges	71	78	215	216
Other	3	3	9	10
Total noninterest income	417	449	1,232	1,258

Noninterest expense:
Salaries and related benefits	1,413	1,343	4,230	4,680
Occupancy - net	320	291	885	859
Office	292	219	791	606
Data processing	83	80	271	348
Amortization of core deposit	75	75	226	226
Advertising, marketing and public relations	31	44	96	119
Professional services	221	145	566	323
Other	322	254	864	854
Total noninterest expense	2,757	2,451	7,929	8,015

Income before provision for income tax	673	534	1,847	604
Provision for income taxes	284	227	757	255

Net income	$389	$307	$1,090	$349

Per share information:
Basic earnings	$0.06	$0.05	$0.17	$0.05
Diluted earnings	$0.06	$0.05	$0.17	$0.05
Dividends paid	$0.05	$0.05	$0.15	$0.15

Citizens Community Bancorp, Inc.
Consolidated Statements of
Changes in Stockholders' Equity - Unaudited
For the Nine Months ended June 30, 2008, and 2007
(in thousands, except shares)
Nine Months Ended June 30, 2008	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - Beginning of Period	7,118,205	$71	$69,934	$12,420	($3,877)	($207)	($192)	$0	78,149
Comprehensive income:
Net Income				1,090					1,090
Amortization of unrecognized prior service costs and net gains/losses, net of tax							41		41
Net unrealized loss on available for sale securities, net of tax							(940)		(940)
Total comprehensive income									191

Common Stock Repurchased	(891,210)	(9)	(7,846)						(7,855)
Stock option expense			54						54
Committed ESOP shares					346				346
Appreciation in fair value of ESOP shares charged to expense			26						26
Cancellation of unvested restricted stock			11			(11)			0
Amortization of restricted stock						70			70
Cash dividends ($0.15 per share)				(1,032)					(1,032)
Balance - End of Period	6,226,995	$62	$62,179	$12,478	($3,531)	($148)	($1,091)	$0	$69,949

Nine Months Ended June 30, 2007	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - Beginning of Period	3,747,319	$37	$18,833	$12,792	($894)	($334)	($11)	($341)	$30,082
Adjustment to initially apply FASB Statement No. 158, net of tax							(621)		(621)
Comprehensive income:
Net Income				349					349
Pension curtailment, net of tax*							75		75
Amortization of unrecognized prior service costs and net gains/losses, net of tax							182		182
Net unrealized loss on available for sale securities, net of tax							(4)		(4)
Total comprehensive income									602

Sale of Common Stock	3,369,061	34	51,204						51,238
Unearned shares held by ESOP					(3,415)				(3,415)
Stock option expense			57						57
Committed ESOP shares					317				317
Appreciation in fair value of ESOP shares charged to expense			63						63
Cancelation of treasury stock			(341)					341	0
Dissolution of CCMHC			92						92
Cancelation of unvested restricted stock	(2,733)		(37)			37			0
Stock options exercised	4,558		32						32
Amortization of restricted stock						69			69
Cash dividends ($0.15 per share)				(760)					(760)
Balance - End of Period	7,118,205	$71	$69,903	$12,381	($3,992)	($228)	($379)	$0	$77,756
* Includes curtailment of $124 ($75, net of tax)

CITIZENS COMMUNITY BANCORP, INC. Consolidated Statements of Cash Flows - Unaudited For the Nine Months Ended June 30, 2008 and 2007
	June 30, 2008	June 30,2007
	(thousands)	(thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,090	$349
Adjustments to reconcile net income to net cash provided
by activities:
Securities discount accretion	$166	$0
Provision for depreciation	342	372
Provision for loan losses	543	325
Amortization of purchase accounting adjustments	(52)	(54)
Amortization of core deposit intangible	226	226
Amortization of restricted stock	70	69
Provision for stock options	54	57
Provision (benefit) for deferred income taxes	(678)	(699)
Net change in loans held for sale	(114)	321
ESOP contribution expense in excess of shares released	26	63
Decrease (increase) in accrued interest receivable and other assets	(253)	(47)
Increase (decrease) in other liabilities	(709)	(2,496)
Total adjustments	(379)	(1,863)
Net cash provided (used) by operating activities	711	(1,514)
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits	0	590
Sale of Federal Home Loan Bank stock	0	496
Purchase of Federal Home Loan Bank stock	(965)	0
Proceeds from sale of securities available-for-sale	0	0
Purchase securities available for sale	(31,839)	(4,916)
Proceeds from principal repayments on securities available for sale	3,939	113
Net increase in loans	(33,877)	(41,154)
Net capital expenditures	(947)	(248)
Net cash used in investing activities	(63,689)	(45,119)
Cash flows from financing activities:
Increase (decrease) in borrowings	16,049	(13,355)
Increase in deposits	61,537	14,491
Proceeds from sale of common stock	0	51,238
Repurchase shares of common stock	(7,855)	0
Dissolution of CCMHC	0	92
Stock options exercised	0	32
Reduction (Increase) in unallocated shares held by ESOP	346	(3,098)
Cash dividends paid	(1,032)	(760)
Net cash provided by financing activities	69,045	48,640
Net increase (decrease) in cash and cash equivalents	6,067	2,007
Cash and cash equivalents at beginning	6,354	6,170
Cash and cash equivalents at end	$12,421	$8,177

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$6,669	$5,090
Interest on borrowings	3,697	1040
Income taxes	969	573

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

Proceeds from the stock offering, net of the ESOP loan totaled $7,974,296.  $4,533,328 was used to purchase 100% (3,041,750 shares) of Citizens Community Federal’s stock and $3,340,968 was retained by CCB for short-term investments and general corporate purposes.  The restructuring included a series of transactions by which the corporate structure of Citizens Community Federal was converted from a mutual savings bank to the mutual holding company form of ownership.  Upon completion, Citizens Community Federal became a federal stock savings bank subsidiary of Citizens Community Bancorp.  Citizens Community Bancorp was a majority-owned subsidiary of Citizens Community MHC.  Members of Citizens Community Federal became members of Citizens Community MHC and continued to have the same voting rights in Citizens Community MHC after the restructuring as they had in Citizens Community Federal.  After the stock offering, Citizens Community MHC owned 67.83%, or 2,063,100 shares, of the common stock of Citizens Community Bancorp and the remaining 32.17% of the stock was sold to the public.

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

    The consolidated income of the Company is principally from the income of the Bank.  The Bank originates residential and consumer loans, and accepts deposits from customers primarily in Wisconsin, Minnesota and Michigan.  The Bank acquired a branch in Mankato, Minn., in November of 2003, opened a new branch office in Oakdale, Minn., on October 1, 2004, and acquired Community Plus Savings Bank’s Lake Orion and Rochester Hills, Mich., branches on July 1, 2005. On January 22, 2008, the Bank announced that it signed a letter of intent with Wal-Mart to open seven branches during 2008 in Wal-Mart Supercenters in Wisconsin and Minnesota. The Bank opened a new branch in the Wal-Mart Supercenter in Red Wing, Minn. on March 3, 2008, and in Rice Lake, Wis. on May 1, 2008.  The Bank moved its existing branches in Black River Falls and Wisconsin Dells, Wis. to the new Wal-Mart Supercenter locations in those respective communities.  The Bank also opened a new location in Brooklyn Park, Minn. on July 30, 2008 located in the community’s Wal-Mart Supercenter.  The Bank will open Citizens Community Federal branches in the following additional Wal-Mart Supercenters:  Faribault, Minn. and Hutchinson, Minn.  On April 9, 2008, the Bank announced that it had entered into an agreement with American National Bank of Beaver Dam, Wis. to acquire three American National Bank branches located in Wal-Mart Superstores located in Appleton, Fond du Lac and Oshkosh, Wis.  Subsequent to June 30, 2008, the Bank opened these branch acquisitions on August 3, 2008.

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

    The accompanying unaudited consolidated financial statements of Citizens Community Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE  3 – STOCK-BASED COMPENSATION

    In February 2005, the Recognition and Retention Plan was approved by the Company’s stockholders.  The plan provides for the grant of up to 113,910 shares.  As of June 30, 2008, 70,622 restricted shares were granted under this plan, and 5,467 of these shares were forfeited.  Restricted shares are issued at no cost to the employee and have a five-year vesting period.  The fair value of the restricted shares on the date of issue was $7.04 per share for 63,790 shares and $6.18 for 6,832 shares.  Compensation expense related to these awards was $23,056 for the three months ended June 30, 2008, and $69,808 for the nine-month period ended June 30, 2008.

    In February 2005, the 2004 Stock Option and Incentive Plan was approved by stockholders.  The plan provides for the grant of nonqualified and incentive stock options, and stock appreciation rights.  The plan provides for the grant of options for up to 284,778 shares.  At June 30, 2008, 202,197 options had been granted under this plan at a weighted-average exercise price of $7.04 per share.  Options vest over a five-year period.  Unexercised, nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years.  At June 30, 2008, options for 80,886 shares were vested, options for 12,529 shares were forfeited and options for 4,558 shares were exercised.  Of the 202,197 options granted, 185,110 remained outstanding on June 30, 2008.

The Company accounts for stock-based employee compensation related to its stock option plan using the fair-value-based method consistent with the methodology prescribed by SFAS No. 123(R), “Accounting for Stock-Based Compensation,” which the Company adopted on October 1, 2006, as required. Accordingly, the Company records compensation expense whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.  The costs recognized for the three- and nine-month periods ended June 30, 2008, were $17,740 and $54,310, respectively.

In February 2008, the 2008 Equity Incentive Plan was approved by stockholders.  The aggregate number of shares of common stock of Citizens Community Bancorp, Inc. reserved and available for issuance under the Incentive Plan is 597,605.  Under the Plan, the Incentive Plan Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of Citizens Community Bancorp, Inc. common stock.  The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Citizens Community Bancorp, Inc. common stock.  As of June 30, 2008, no shares have been granted under this 2008 Equity Incentive Plan.

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

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The weighted average number of shares outstanding for the three-month periods ended June 30, 2008, and 2007, were 6,108,223 and 6,616,087 for basic EPS and 6,124,057 and 6,641,018 for diluted EPS, respectively. The weighted average number of shares outstanding for the nine-month periods ended June 30, 2008, and 2007, were 6,340,884 and 6,675,191 for basic EPS and 6,360,895 and 6,702,223 for diluted EPS, respectively.

On a basic and diluted per-share basis, Citizens Community Bancorp, Inc., reported third-quarter earnings of $0.06 per share, compared to net earnings of $0.05 per share for the year-earlier three-month period.  For the nine months, the Company reported basic and diluted earnings of $0.17 per share, versus earnings of $0.05 per share in 2007.

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

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of June 30, 2008, and the consolidated results of operations for the three and nine months ended June 30, 2008, compared to the same periods in 2007.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

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

In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization. In 2006, it completed a second-step conversion into a full stock holding company format. The Bank is a federally chartered stock savings institution with 17 full-service offices.

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

At June 30, 2008, the Company had total assets of $455.7 million, total deposits of $269.3 million and stockholders' equity of $69.9 million. The Company and the Bank are examined and regulated by the OTS, their primary federal regulator. The Bank is also regulated by the FDIC. The Bank is required to have certain reserves set by the Federal Reserve Board, and is a member of the Federal Home Loan Bank (FHLB) of Chicago, which is one of the 12 regional banks in the FHLB System.

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

At June 30, 2008, the allowance for loan losses was $1.1 million, or 0.32%, of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in the Company’s loan portfolio. Given the historical performance of its lending portfolio, the Company’s allowance for loan losses is well below comparable peer levels. Citizens is able to maintain a lower loan loss allowance, in part, because it does not participate in any higher risk sub-prime lending or construction lending.

FINANCIAL CONDITION

Total Assets.  Total Company assets as of June 30, 2008, were $455.7 million, compared with $386.1 million as of September 30, 2007, a year-to-date increase of  $69.6 million, or 18 percent.  Assets increased primarily as a result of increases in: loans receivable of $33.5 million; securities available for sale of $26.6 million; and, cash and cash equivalents of $6.0 million.

    Securities Available for Sale.  Securities available for sale grew from $39.6 million on September 30, 2007, to $66.2 million on June 30, 2008, an increase of $26.6 million, or 67.2%.  During fiscal 2008, management continued to selectively purchase non-agency mortgage-backed security investments (“MBS”) that either met or exceeded the Company’s underwriting guidelines, to complement consumer loan underwriting.  Strong demand in consumer lending required managing the mix of the Bank’s balance sheet to comply with consumer lending limits imposed on federally chartered savings banks.  Management chose to increase the asset base by purchasing MBS funded by FHLB advances,  as well as deposit growth.  This strategy allows the Company to continue making consumer loans within its regulatory limits.

Cash and Cash Equivalents.  Cash and cash equivalents increased from $6.4 million on September 30, 2007, to $12.4 million on June 30, 2008.  The increase was a result of deposit growth exceeding loan growth during the period.

Loans Receivable.  Loans increased by $33.5 million, or 10.4 percent, to $354.5 million at June 30, 2008, from $321.0 million as of September 30, 2007. At June 30, 2008, the loan portfolio was comprised of $200.2 million of loans secured by real estate, or 56.5 percent of total loans, and $154.3 million of consumer loans, or 43.5 percent of total loans.  The Company’s new Red Wing, Minn. Wal-Mart in-store branch opened on March 1, 2008.  After the first four months of operation, the branch had $3.6 million in loans receivable.  The Company’s relocated Rice Lake, Wis.Wal-Mart in-store branch opened on May 1, 2008.  After the first two months of operation at the new location, the branch had $19.4 million in loans receivable, an increase of $621,000 since the relocation.

At September 30, 2007, the loan portfolio mix included real estate loans of $188.0 million, or 58.6 percent of total loans, and consumer loans of $132.7 million, or 41.1 percent of total loans.

Allowance for Loan Losses.  The following table is an analysis of the activity in the allowance for loan losses for the three- and nine-month periods ended June 30, 2008, and June 30, 2007.

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Balance at Beginning	$1,068	$ 857	$ 926	$835
Provisions Charged to Operating Expense	182	135	543	325
Loans Charged Off	(134)	(113)	(367)	(301)
Recoveries on Loans	12	8	26	28
Balance at End	$1,129	$887	$1,129	$887

    Office Properties and Equipment.  Total investment in office properties and equipment was $4.1 million on June 30, 2008, and $3.5 million on September 30, 2007.  The increase was primarily the result of the new Wal-Mart in-store branches opened or in the process of opening.

Deposits. Deposits grew to $269.3 million at June 30, 2008, from $207.7 million at September 30, 2007. The increase of $61.6 million, 29.7%, was primarily the result of CD growth of $53.9 million, combined with core deposit growth from the Company’s newly opened Wal-Mart Supercenter in-store branch locations, as well as the Company’s traditional Minnesota branch office locations.

    Sequentially, deposits grew $19.9 million, or 8%, from $249.4 million at March 31, 2008, as a result of CD growth and core deposit growth. $2.6 million, or 13 percent, of the sequential increase, came from core deposit growth at the Company’s newly opened Wal-Mart Supercenter in-store branch locations. Additional money market deposit growth of $1 million was targeted in the Minnesota markets, as it was the most effective market from a cost and re-pricing standpoint.

    The Red Wing, Minn. Wal-Mart in-store branch contributed $4.6 million in total deposit growth since its first month of operation in March 2008.  The Rice Lake, Wis., Wal-Mart branch has contributed $2.0 million in total deposit growth since its relocation on May 1, 2008.

    Borrowed Funds.  FHLB advances increased from $96.4 million on September 30, 2007, to $112.5 million on June 30, 2008, as funding for additional MBS purchases exceeded payoffs of previous advances.

Asset Quality.  The Company’s nonperforming assets were $2.8 million at June 30, 2008, or .61 percent of total assets. This was up from $2.1 million, or 0.50 percent of total assets, at March 31, 2008, and $1.6 million, or 0.43 percent, at September 30, 2007.  The increase was primarily the result of four residential real estate loans totaling $700,000 that became delinquent. Each property for the four loans was recently appraised at a value that exceeds its loan balance. As a result, the Company anticipates minimal loss related to these loans.

    Net charge-offs for the quarter ended June 30, 2008, were $122,000, versus $111,000 for the quarter ended March 31, 2008, and $105,000 for the quarter ended June 30, 2007. The annualized net charge-offs to average loans receivable was 0.14 percent, 0.13 percent and 0.14 percent for the 2008 and 2007 three-month periods, respectively. The Company’s net charge-offs remain at levels below comparable peer norms.

    For the nine months ended June 30, 2008, net charge-offs were $341,000, compared with $273,000 for the nine-month period ended June 30, 2007. The annualized net charge-offs to average loans receivable was 0.13 percent for the 2008 and 2007 nine-month periods, respectively.  The ratio of allowance for loan losses to total loans was .32% on June 30, 2008, compared to .29% on September 30, 2007.

Liquidity and Asset / Liability Management.  The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit, and for payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and cash equivalents, other interest-bearing deposits, investments held that are available for sale and maturing loans.  Advances from the FHLB system represent the Company’s primary source of immediate additional liquidity, and are maintained at a level necessary to fulfill needs.  Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a regular basis to lessen the impact of interest rate changes. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan-to-deposit ratio, competitors’ rates and the cost of borrowing funds versus the ability to attract deposits.  The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk.

Whereas the Company’s interest spread was negatively impacted in the 2007 three- and nine-month reporting periods by the flat yield curve, the 2008 three- and nine-month reporting periods saw a widening of the yield curve.  The widening yield curve contributed to the sequential increase in interest spread from 2.24% for the first fiscal quarter of 2008 to 2.30% for the second fiscal quarter, to 2.43% for the third fiscal quarter of 2008.

Off-Balance Sheet Liabilities.  The Company has financial instruments with off-balance sheet risk.  These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit.  As of June 30, 2008, the Company had $8.2 million in unused commitments, compared to $7.9 in unused commitments as of September 30, 2007.

Capital Resources.  Capital ratios applicable to the Bank as of June 30, 2008, and September 30, 2007, were as follows:

Capital Ratios
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008 (Unaudited)

Total capital (to risk weighted assets)	$46,315,000	16.3%	$22,808,000 >=	8.0%	$28,510,000 >=	10.0%

Tier 1 capital (to risk weighted assets)	$45,576,000	16.0%	$11,404,000 >=	4.0%	$17,106,000 >=	6.0%

Tier 1 capital (to adjusted total assets)	$45,576,000	10.1%	$17,990,000 >=	4.0%	$22,488,000 >=	5.0%

Tangible capital (to tangible assets)	$45,576,000	10.1%	$6,746,000 >=	1.5%	NA	NA

As of September 30, 2007 (Audited)

Total risk-based capital (to risk weighted assets)	$44,416,000	18.0%	$19,757,000 >=	8.0%	$24,696,000 >=	10.0%

Tier 1 capital (to risk weighted assets)	$43,709,000	17.7%	$9,878,000>=	4.0%	$14,817,000 >=	6.0%

Tier 1 capital (to adjusted total assets)	$43,709,000	11.5%	$15,161,000 >=	4.0%	$18,952,000 >=	5.0%

Tangible capital (to tangible assets)	$43,709,000	11.5%	$5,685,000 >=	1.5%	NA	NA

    Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities.  The Bank was categorized as “well capitalized” under the regulatory framework for capital adequacy as of June 30, 2008, and September 30, 2007.

Results of Operations

Overview. For the first six months of fiscal 2008, the Company saw strong loan demand with balanced growth between real estate and consumer loans. In the third fiscal quarter loan demand remained strong with a shift to more growth in the consumer lending area, as economic conditions slowed real estate lending.   Citizens Community Federal manages its lending portfolio to minimize risk and maximize income, and as such, it does not participate in any higher risk sub-prime lending or construction lending. Combined with loan growth, this management strategy has helped to drive income growth for the quarter and for the fiscal year to date. The Company continues to make traditional loans while maintaining its low delinquency and charge-off results.

    Citizens Community Federal anticipates continued loan growth going forward. Additionally, the Company announced in January 2008 and April 2008 plans to expand into select Wal-Mart retail locations in 2008. The Company believes that these new branches will offer excellent potential for additional core deposit and loan growth and are consistent with Citizens Community Federal’s targeted expansion strategy.  The results from the initial Wal-Mart retail location opening have exceeded the Company’s expectations.

Net Income.  For the three months ended June 30, 2008, the Company reported net income of $389,000, up 27% from net income of $307,000 for the 2007 third quarter.  The year-over-year increase was primarily due to an increase in net interest income.

Net income for the nine months ended June 30, 2008, totaled $1.1 million, versus $349,000 for the prior-year nine months.  The improvement was driven by an increase in net interest income.  The year-earlier results also included a one-time, after-tax charge of $370,000 ($610,000 pre-tax) related to agreements with two Citizens Community Federal executives who resigned.  Excluding the one-time charge, the Company would have reported fiscal 2007 nine-month net income of $719,000.  On this basis, fiscal 2008 nine-month net income increased 53% over fiscal 2007.

On a basic and diluted basis, Citizens’ fiscal third-quarter earnings were $0.06 per share, up from $0.05 per share for the prior-year third quarter.  For the nine months, the Company reported basic and diluted earnings of $0.17 per share, versus earnings of $0.05 per share in 2007.  Excluding the charge detailed above, the Company would have reported 2007 nine-month basic and diluted per-share earnings of $0.11.

Net interest margin decreased from 3.74% to 2.98% for the three-month period ended June 30, 2008, compared to the prior-year three months. Sequentially, net interest margin increased slightly from 2.95% at March 31, 2008. For the nine months, net interest margin decreased from 3.74% to 2.98% for the 2008 nine-month period.  Interest spread decreased to 2.43% for the 2008 third quarter, from 2.64% for the 2007 third quarter. Sequentially, net interest spread increased from 2.30% at March 31, 2008. For the nine-month period ended June 30, 2008, interest spread decreased to 2.34% from 2.92% for the 2007 nine-months. The decrease in net interest margin and interest spread for both periods was largely a result of the MBS portfolio, which increased as a percentage of total assets, being funded through FHLB advances.  The spreads produced from these leveraged investments resulted in consistently lower interest margins than that earned from the loans receivable portfolio. As a result, the overall interest spread and net interest margin were affected,while overall net interest income increased.

Total Interest Income.  Total interest income increased by $1.9 million to $6.8 million for the three-month period ended June 30, 2008, from $4.9 million for the same period in 2007.  Total interest income increased by $5.8 million to $19.5 million for the nine-month period, from $13.7 million for the year-ago nine months.  The increase for both periods was a result of an increase in the average balance of securities available for sale, a result of additional MBS investments, and loans receivable.  The average balance of securities available for sale increased from $1.9 million to $60.3 million for the three-month periods ended June 30, 2007 and 2008, respectively.  The average balance of loans receivable increased from $290.9 million to $347.9 million for the three-month periods ended June 30, 2007, and 2008, respectively. For the nine-month periods ending June 30, 2007, and 2008, the average balance of securities available for sale increased from $1.1 million to $51.2 million, respectively.  Loans receivable increased from $276.3 to $338.6 for the nine-month periods ended June 30, 2007, and 2008, respectively.

Total Interest Expense.   Total interest expense increased $1.4 million to $3.6 million for the quarter ended June 30, 2008, from $2.2 million for the year-ago third quarter. The increase was the result of growth in the average balance of interest-bearing liabilities. For the 2008 nine-month period, interest expense increased $4.4 million to $10.4 million, from $6.0 million for the prior-year nine months. The increase in interest expense resulted from increases in the average balance and costs of interest-bearing liabilities. In addition, the average balance of interest-bearing liabilities increased from $259.9 million for the three-month period ended June 30, 2007, to $369.6 million for the three months ended June 30, 2008.

The average balance of interest-bearing liabilities for the nine months increased from $241.3 million in 2007 to $343.3 million in 2008. Average balance of FHLB advances increased from $20.0 million for the 2007 three-month period, to $109.1 million for the 2008 three-month period. For the nine-month period, the average balance of FHLB advances rose from $25.4 million in 2007 to $104.2 million in 2008. Management used FHLB advances to fund MBS investments.

The average cost of interest-bearing liabilities decreased from 3.95% for the three months ended June 30, 2007, to 3.90% for the three-month period ended June 30, 2008. For the nine-month period, the average cost of interest-bearing liabilities increased from 3.65% to 4.03% in 2008.  The three-month decrease was a result of lower deposit costs due to declining CD yields, partially offset by higher costing FHLB borrowings that were strategically matched to MBS investments.  The nine-month period increase stemmed from the increase in cost of FHLB borrowings offsetting the decrease in deposit costs.

Net Interest Income.  Net interest income before provision for loan losses increased by $500,000 for the three-month period ended June 30, 2008, to $3.2 million, compared to $2.7 million for the same period in 2007.  For the nine months, net interest income increased by $1.4 million to $9.1 million from $7.7 million in 2007. The growth in net interest income for both periods was a result of an increase in the average balance of loans receivable and the average balance of investments, partially offset by higher interest expense.

Provision for Loan Losses.  Citizens establishes the provision for loan losses, which is charged to operations, at a level management believes will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Based on the Company’s evaluation of these factors, we made provisions of $182,000 and $135,000 for the three-month periods ended June 30, 2008, and June 30, 2007, respectively.  For the nine-month period ended June 30, 2008, management made provisions of $543,000 compared to provisions of $325,000 for the prior-year nine months.  The 2008 three- and nine-month increases were driven a by higher average balance of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change.  We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

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

Non-Interest Income. Non-interest income decreased slightly to $417,000 for the three months ended June 30, 2008, versus $449,000 for the comparable 2007 period.  For the nine months, non-interest income decreased to $1.2 million from $1.3 million for the prior-year nine months.  The three- and nine-month prior periods included a one-time $25,000 benefit from a vendor contract negotiation.

Non-Interest Expense. Non-interest expense increased from $2.5 million for the third quarter ended June 30, 2007, to $2.8 million for the quarter ended June 30, 2008.  The increase was primarily related to cost-of-living increases and planned expenses associated with the current and future openings of the Company’s Wal-Mart Supercenter in-store branches.  Non-interest expense decreased from $8.0 million for the nine-month period ended June 30, 2007, to $7.9 million for the comparable 2008 period.  The decrease was primarily due to the one-time charge recorded in fiscal 2007 detailed previously, partially offset by planned costs associated with the Wal-Mart Supercenter branches.

Income Tax Expense.   Income tax expense increased to $284,000 for the three-month period ended June 30, 2008, from $227,000 for the year-ago three months. For the year-to-date nine months, income tax expense increased to $757,000, versus $255,000 for the prior year nine-month period.  The increase for both periods came as a result of the improvement in overall earnings reflected in the current periods versus prior-year comparisons.

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

As of June 30, 2008, $159.3 million of loans in our portfolio included a payable-on-demand clause.  We have not utilized the clause since fiscal 2000 because, in management's view, it has not been appropriate.  Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide Citizens Community Federal with some protection against the impact on net interest margin of sharp and prolonged interest rate increases.  It is Citizens Community Federal’s policy to write the majority of its real estate loans with a payable-on-demand clause.  The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; desire to restructure the balance sheet; an individual borrowers unsatisfactory payment history; and, the remaining term to maturity.

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

The following table sets forth, at March 31, 2008, (the most recent date for which information is available) an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments).  As of March 31, 2008, due to the current level of interest rates, the OTS no longer provided NPV estimates for decreases in interest rates greater than 100 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)

+300 bp	$34,738	$(4,702)	(12)%	8.54%	(100) bp
+200 bp	36,864	(2,576)	(7)%	8.94	(40) bp
+100 bp	38,469	(972)	(2)%	9.21	(13) bp
+50 bp	39,055	(386)	(1)%	9.30	(4) bp
0 bp	39,441			9.34
-50 bp	39,627	187	09%	9.33	0bp
-100 bp	39,696	255	1%	9.31	(34)bp

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of June 30, 2008, was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting.  In addition, our independent accountants must report on management’s evaluation.  We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending September 30, 2010.  Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be re-mediated before the end of the 2010 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported.  In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

PART II – OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in the Company’s Form 10K for the fiscal year ended September 30, 2007.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity during the three months ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan
April 1, 2008, through April 30, 2008	-	-	-	676,320
May 1, 2008, through May 31, 2008	535,300	8.50	535,300	141,020
June 1, 2008, through June 30, 2008	-	-	-	141,020
Total	535,300	8.50	535,300	141,020

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

CITIZENS COMMUNITY BANCORP, INC.

Date: August 8, 2008	By:	/s/ James G. Cooley
James G. Cooley President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ John Zettler
John Zettler Chief Financial Officer