Form 10-K
period 2008-09-30
Citizens Community Bancorp Inc.
filed 2008-12-23
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008 OR

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  __  NO  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  __  NO   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   X    NO

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer  ___   Accelerated filer  ___   Non-accelerated filer  ___  Smaller reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ___  NO   X

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $55,187,753.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 18, 2008, there were issued and outstanding 6,095,561 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K B Annual Report to Stockholders for the fiscal year ended September 30, 2008.
Part III of Form 10-K B Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

The Bank is a federally chartered stock savings institution with 20 full-service offices - nine stand-alone locations and 11 in-store Wal-Mart Supercenter branches.  Citizens acquired a branch in Chippewa Falls, Wisconsin, in November 2002, as well as a branch in Mankato, Minnesota in November of 2003, opened a new branch office in Oakdale, Minnesota on October 1, 2004, and, as noted, acquired Community Plus Savings Bank's Lake Orion and Rochester Hills, Michigan, branches on July 1, 2003.

On January 22, 2008, the Bank signed a letter of intent with Wal-Mart to open seven branches during 2008 in Wal-Mart Supercenters in Wisconsin and Minnesota.  To date, the Bank has opened new Wal-Mart Supercenter in-store branches in Brooklyn Park, Faribault, Hutchinson and Red Wing, Minnesota.  The Bank has moved its existing branches in Black River Falls, Rice Lake and Wisconsin Dells, Wisconsin to the new Wal-Mart Supercenter locations in those respective communities.  An additional letter of intent was signed with Wal-Mart to open a branch in Winona, Minnesota, which opened on November 3, 2008.  On October 30, 2008, the Bank signed an agreement with Wal-Mart to open six branches during 2009 in Wal-Mart Supercenters in Oak Park Heights, Minnesota, and Menomonie, Neenah, Plover, Shawano and Wisconsin Rapids, Wisconsin.

On April 9, 2008, the Bank announced that it had entered into an agreement with American National Bank (ANB) of Beaver Dam, Wisconsin, to acquire three ANB branches located in Wal-Mart Supercenters located in Appleton, Fond du Lac and Oshkosh, Wisconsin.  The Bank completed these branch acquisitions on August 3, 2008.

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

At September 30, 2008, the Company had total assets of $480 million, total deposits of $297.2 million and stockholders' equity of $68.5 million. The Company and the Bank are examined and regulated by the OTS, its primary federal regulator.  The Company and the Bank are also regulated by the FDIC.  The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

Forward Looking Statements

This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management.  Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•
further developments in the Company's ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, further downgrades of loans, additional provisions to the loan loss reserve and the incurrence of other material non-cash and cash charges;

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

Market Area

The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  The Bank is headquartered in Eau Claire, Wisconsin, and has 20 branch offices - nine stand-alone locations and 11 Wal-Mart Supercenter in-store branches - primarily serving Wisconsin, central and southern Minnesota, and the northern suburbs of Detroit and Oakland and Macomb counties in Michigan.

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

Selected Consolidated Financial Information

This information is incorporated by reference from pages 2 and 3 of the 2008 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

Yields Earned and Rates Paid

This information contained under the section captioned "Average Balances, Net Interest Income, Yields Earned and Rates Paid" is incorporated herein by reference from page 14 of the Annual Report.

Rate/Volume Analysis

This information is incorporated by reference from page 15 of the Annual Report.

Average Balance, Interest and Average Yields and Rates

This information contained under the section captioned "Average Balances, Net Interest Income, Yields Earned and Rates Paid" is incorporated herein by reference from page 14 of the Annual Report.

Lending Activities

General.  Citizens Community Federal's first mortgage loans currently being originated carry a fixed rate of interest.  First mortgage loans generally are long-term and amortize on a monthly basis with principal and interest due each month.  A majority of Citizens Community Federal's first mortgage loans also contain a payable-on-demand clause, which allows Citizens Community Federal to call the loan due after a stated period, usually between two and five years from origination.  Citizens Community Federal also has home equity loans in its portfolio, which have an interest rate that adjusts based on the prime rate.  At September 30, 2008, the net loan portfolio totaled $368.5 million, which constituted 76.8% of total assets.

Mortgage loans up to $500,000 and consumer loans may be approved at various levels by loan officers and senior management.  The President may approve loans up to our regulatory lending limit, along with recommendations from the Chief Financial Officer and the Executive Vice President.  Loans outside our general underwriting guidelines must be approved by the board of directors.  At September 30, 2008, our regulatory lending limit to any one borrower and the borrower's related entities was approximately $7.0 million.  The largest lending relationship to a single borrower or a group of related borrowers consisted of four loans to a single borrower with a total balance of $654,000. These loans were current as of September 30, 2008.

Loan Portfolio Composition.  The following table presents information concerning the composition of the Citizen Community Federal's loan portfolio in dollar amounts and in percentages (before deductions for allowances for loan losses) as of the dates indicated.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family first mortgages	$193,958	52.5%	$177,281	55.3%	$156,235	60.3%	$136,647	62.5%	$ 89,841	58.8%
Second mortgages	10,774	2.8	10,461	3.2	9,161	3.5	7,630	3.5	5,398	3.5
Multi-family and commercial	180	0.1	215	0.1	240	0.1	274	0.1	321	0.2
Total real estate loans	204,912	55.4	187,957	58.6	165,636	63.9	144,551	66.1	95,560	62.5

Consumer Loans:
Automobile (1)	25,887	7.0	27,168	8.5	24,445	9.4	25,980	11.9	25,808	16.9
Other secured personal loans (2)	133,181	36.0	100,966	31.5	64,384	24.9	43,460	19.8	27,607	18.0
Unsecured personal loans (3)	5,797	1.6	4,610	1.4	4,774	1.8	4,743	2.2	3,955	2.6
Total consumer loans	164,865	44.6	132,744	41.4	93,603	36.1	74,183	33.9	57,370	37.5

Gross loans	369,777	100.0%	320,701	100.0%	259,239	100.0%	218,734	100.0%	152,930	100.0%
Net deferred loan costs	(67)		252		63		---		---
Allowance for loan losses	(1,192)		(926)		(835)		(803)		(554)

Total loans receivable, net	$368,518		$320,027		$258,467		$217,931		$152,376
_______________
(1)	Includes both direct and indirect lending activities.
(2)	Includes both direct and indirect lending activities for personal items other than automobiles.
(3)	Includes only direct lending.

The following table shows the composition of Citizen Community Federal's loan portfolio by fixed- and adjustable-rate at the dates indicated.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed Rate Loans:	(Dollars in thousands)
Real estate
One- to four-family first mortgages(1)	$189,247	51.1%	$170,127	53.0%	$148,211	57.0%	$128,300	58.7%	$89,841	58.8%
Second mortgages	10,373	2.8	9,989	3.1	8,367	3.2	6,189	2.8	4,772	3.1
Multi-family and commercial	180	0.1	215	0.1	240	0.1	274	0.1	321	0.2
Total fixed-rate real estate loans	199,800	54.0	180,331	56.2	156,818	60.3	134,763	61.6	94,934	62.1
Consumer loans	164,865	44.6	132,744	41.4	93,603	36.3	74,183	33.9	57,370	37.5
Total fixed rate loans	364,665	98.6	313,075	97.6	250,421	96.6	208,946	95.5	152,304	99.6

Adjustable Rate Loans:
Real estate
One- to four-family first mortgages	4,711	1.3	7,154	2.2	8,024	3.1	8,347	3.8	---	---
Second mortgages	401	0.1	472	0.2	794	0.3	1,441	0.7	626	0.4
Multi-family and commercial	---	---	---	---	---	---	---	---	---	---
Total adjustable rate real estate loans	5,112	1.4	7,626	2.4	8,818	3.4	9,788	4.5	626	0.4
Consumer	---	---	---	---	---	---	---	---	---	---

Total adjustable rate loans	5,112	1.4	7,626	2.4	8,818	3.4	9,788	4.5	626	0.4

Total loans	369,777	100.0%	320,701	100.0%	259,239	100.0%	218,734	100.0%	152,930	100.0%
Net deferred loan costs	(67)		252		63		---		---
Allowance for loan losses	(1,192)		(926)		(835)		(803)		(554)

Total loans receivable, net	$368,518		$320,027		$258,467		$217,931		$152,376
__________________
(1)	Includes $162.5 million in 2008, $144.5 million in 2007, $122.2 million in 2006, $102.9 million in 2005 and $81.6 million in 2004 of loans with a payable-on-demand clause.

The following schedule illustrates the contractual maturity of Citizen Community Federal's loan portfolio at September 30, 2008.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of payable-on-demand clauses.

	Real Estate						Consumer
	One- to Four- Family First Mortgage(1)		Second Mortgage		Multi-Family and Commercial		Automobile		Secured Personal		Unsecured Personal		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2009(2)	$ 107	6.67%	$ 770	7.57%	$180	7.12%	$ 918	9.10%	$ 2,275	7.11%	$2,863	14.14%	$ 7,113	10.24%
2010	225	2.83	885	7.94	---	---	2,930	9.12	2,638	8.61	658	10.42	7,336	8.72
2011	185	6.61	1,156	8.75	---	---	6,285	9.46	6,359	8.59	651	10.75	14,636	9.05
2012-2013	1,438	5.22	2,681	8.76	---	---	13,576	8.98	21,487	8.62	1,549	10.14	40,731	8.69
2014-2015	2,514	5.84	1,668	8.84	---	---	1,092	8.03	16,356	7.84	17	7.00	21,647	7.69
2016-2030	54,140	6.13	3,354	8.38	---	---	1,086	8.16	84,026	7.96	59	4.80	142,665	7.28
2031 and after	135,349	6.41	260	5.99	---	---	---	---	40	7.57	---	---	135,649	6.41
	$193,958	6.32%	$10,774	8.43%	$180	7.12%	$25,887	9.04%	$133,181	8.08%	$5,797	12.15%	$369,777	7.29%
_______________
(1)	Includes $162.5 million of loans with a payable-on-demand clause.
(2)	Includes home equity lines of credit, credit card loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after September 30, 2008, which have predetermined interest rates is $364.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $5.1 million.

First Mortgage Lending.  Citizens Community Federal focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area.  At September 30, 2008, one- to four-family residential mortgage loans totaled $194.0 million, or 52.5% of the gross loan portfolio.

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

The following trigger guidelines are used to determine whether to utilize the payable-on-demand clause:  (1) when rates available for six-month investment certificates of deposit exceed the rate on loans eligible to be called under the payable-on-demand clause by more than 75 basis points; or (2) when local market rates of interest for real estate loans exceed the rate on existing loans with the payable-on-demand clause by 150 basis points.  If either of these triggers are reached, management has 12 months to utilize the clause and call loans, if management determines that doing so would be in the overall best interests of Citizens Community Federal.  The existence of the payable-on-demand clauses is not considered as a factor in determining our accounting policies for loan origination fees and costs, because we have only used the clause once in May 2000 with respect to 13 loans.

The demand date is set based on the loan-to-value ratio and other underwriting criteria, and is usually two to five years from the date of origination.  During the fiscal year ended September 30, 2008, Citizens Community Federal originated $43.7 million of one- to four-family loans that included the payable-on-demand clause.  Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly.

The Company's mortgage banking operation had minimal activity in 2008.

Second Mortgage Lending.  Citizens Community Federal also offers second mortgage loans and home equity lines of credit.  Home equity lines of credit totaled $401,000 and comprised 0.01% of the gross loan portfolio at September 30, 2008. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the value of the property securing the loan.  A loan may go over 80% of the value of the property securing the loan if Citizens Community Federal holds the first mortgage.  Home equity lines of credit are originated with an adjustable rate of interest, based on the prime rate of interest plus a margin, fixed for the first year and adjustable monthly thereafter.  Home equity lines of credit have up to a 10-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which amount may be re-borrowed at any time during the draw period.  Once the draw period has lapsed, the payment is fixed based on the loan balance at that time.  At September 30, 2008, un-funded commitments on these lines of credit totaled $660,000.

Citizens Community Federal also offers second mortgage loans with a fixed rate of interest.  These loans may be amortized up to 15 years with a balloon payment at three, five or 10 years.  At September 30, 2008, fixed-rate second mortgage loans totaled $10.4 million, or 2.8% of the gross loan portfolio.

Consumer Lending.  At September 30, 2008, consumer and other loans totaled $164.9 million, or 44.6% of the gross loan portfolio.  Citizens Community Federal offers a variety of secured consumer loans, including new and used auto, motorcycle, boat and recreational vehicle loans, loans secured by savings deposits, and a limited amount of unsecured loans.  Citizens Community Federal originates consumer and other loans primarily in its market areas.  For fiscal 2008, consumer lending increased as a result of a strong loan demand throughout our growing branch system.

Citizens Community Federal originates secured loans on an indirect basis through its indirect dealer program.  These secured consumer loans consist of loans for a wide variety of products, including motorcycles, recreational vehicles, pianos, all-terrain vehicles, pools and spas.  An indirect dealer network is currently comprised of 859 active dealers with businesses located throughout Citizens Community Federal's market area.  In some instances, the participating dealer may receive a premium rate for the amount over our initial interest rate.  The loans are generally originated with terms from 36 to 60 months and carry fixed rates of interest.  Citizens Community Federal follows its internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including using credit scoring to approve loans.

Auto loans totaled $25.9 million at September 30, 2008, or 7.0% of gross loans.  Auto loans may be written for up to five years for a new car and four years for a used car with fixed rates of interest.  Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of the retail value on used autos, based on a valuation from official used car guides.  In addition, Citizens Community Federal may, on occasion, originate secured auto loans in excess of 100% loan-to-value ratio based upon the credit quality of the borrower.  Auto loans also may be originated through Citizens Community Federal's indirect lending program.  Indirect auto loans are made using the same underwriting guidelines as auto loans originated directly by Citizens Community Federal.

Citizens Community Federal originates secured direct loans on a variety of collateral with terms varying from 36 to 60 months.  At September 30, 2008, Citizens Community Federal had secured direct consumer loans totaling $37.1 million, of which $18.3 million was for automobiles.  At September 30, 2008, the indirect lending portfolio totaled $122 million, of which $7.6 million was for automobiles.

Citizens Community Federal also originates unsecured consumer loans consisting primarily of credit card loans totaling $1.4 million at September 30, 2008, overdraft protection loans totaling $910,000 at September 30, 2008, and loans made through the Freedom Loan program.  The Freedom Loan program offers unsecured loans to consumers with a fixed rate of interest for a maximum term of 48 months for amounts not to exceed $20,000 per individual.  At September 30, 2008, loans originated through the Freedom Loan program totaled $4.1 million.

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

At September 30, 2008, our two multi-family and commercial real estate loans totaled $180,000, or 0.01% of our loan portfolio.  In order to monitor the adequacy of cash flows on these loans, the borrower is requested or required to provide periodic financial information.

Loan Originations and Repayments

Citizens Community Federal originates loans through marketing efforts and our existing and walk-in customers.  The ability to originate loans is dependent upon customer demand for loans in Citizens Community Federal's market areas.  Demand is affected by competition and the interest rate environment.  Since becoming a savings bank, Citizens Community Federal has significantly increased its origination of residential real estate loans.  During the past few years, Citizens Community Federal, like many other financial institutions, has experienced significant refinancing on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including Citizens Community Federal, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. Citizens Community Federal does not engage in, nor have any exposure to, subprime or construction lending.

The following table shows the loan origination, purchase, sale and repayment activities of Citizens Community Federal for the periods indicated.

	Year ended September 30,
	2008	2007	2006
	(In thousands)
Originations by Type:
Real estate(1)	$55,499	$ 41,701	$ 48,280
Non-real estate-consumer	90,143	91,447	70,286
Total loans originated	145,642	133,148	118,566

Loans obtained through merger	---	---	---

Repayments:
Principal repayments	96,251	71,512	77,564
Loans transferred to other
real estate/collateral	315	174	434
Net increase(decrease)	$49,076	$61,462	$ 40,568
______________
(1)
Real estate loans include loans with a payable-on-demand feature of $43.7 million in fiscal 2008, $32.1 million in fiscal 2007, and $42.3 million in fiscal 2006.  Real estate loans also include home equity lines of credit of $129,000 for fiscal 2008, $349,000 for fiscal 2007 and $125,000 for fiscal 2006.

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

Delinquent Loans.  The following table sets forth our loan delinquencies by type, number and amount at September 30, 2008.

	Loans Delinquent For:
	60-89 Days		90 Days and Over		Total Delinquent Loans
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

Real estate	---	$ ---	10	$1,067	10	$1,067

Consumer(1)	152	687	343	2,188	495	2,875

Total	152	$687	353	$3,255	505	$3,942
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

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-Accruing Loans:
One- to four-family	$1,067	$ 297	$ 406	$207	$300
Consumer(1)	2,188	1,223	984	462	397
Total	3,255	1,520	1,390	669	697

Foreclosed Assets:
One- to four-family	---	94	376	---	---
Consumer	---	29	13	32	---
Total	---	123	389	32	---

Total non-performing assets	$3,255	$1,643	$1,779	$701	$697

Total as a percentage of total assets	0.68%	0.43%	0.63%	0.29%	0.43%
___________
(1)	Includes credit card accounts.

For the years ended September 30, 2008, 2007 and 2006, gross interest income, which would have been recorded had the non-accruing loans been current in accordance with their original terms, amounted to $187,000, $101,900 and $52,400, respectively.  No amount was included in interest income on these loans for these periods.

Other Loans of Concern.  In addition to the non-performing assets set forth in the table above, as of September 30, 2008, there was also an aggregate of $699,000 of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These loans are not considered "classified" due to their delinquency status; however, they are identified as "watch" loans.  They are not reserved for in the allowance for loan losses other than as part of the inherent portion.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

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

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at September 30, 2008, Citizens Community Federal had classified $2.1 million of the loans in its portfolio as substandard, all of which was included in non-performing assets.  The total amount classified represented 4.82% of CCB's equity capital and 0.68% of assets at September 30, 2008.  The percentage of substandard loans is below comparable industry peers.

Provision for Loan Losses.  Citizens Community Federal recorded a provision for loan losses for the year ended September 30, 2008, of $721,000, compared to $470,000 for the year ended September 30, 2007, and $251,000 for the year ended September 30, 2006.  The provision for loan losses is charged to income to bring the allowance for loan losses to reflect probable incurred losses based on the factors discussed below under "Allowance for Loan Losses."  The provision for loan losses for the year ended September 30, 2008, was based on management's review of such factors which indicated that the allowance for loan losses reflected probable incurred losses in the loan portfolio as of the year ended September 30, 2008.

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

At September 30, 2008, the allowance for loan losses was $1.2 million, or 0.32%, of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolios.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Balance at beginning of period	$926	$835	$803	$554	$467

Charge-offs:
One- to four-family	(44)	(83)	(19)	(24)	---
Consumer	(448)	(330)	(228)	(212)	(342)
Total charge-offs	(492)	(413)	(247)	(236)	(342)

Recoveries:
Consumer	37	34	28	31	33
Total recoveries	37	34	28	31	33

Net charge-offs	(455)	(379)	(219)	(205)	(309)
Other-obtained through merger	---	---	---	40	---
Additions charged to operations	721	470	251	414	396
Balance at end of period	$1,192	$926	$835	$803	$554

Ratio of allowance for loan losses to net loans outstanding at end of period	0.32%	0.29%	0.32%	0.37%	0.36%

Ratio of net charge-offs during the period to average gross loans outstanding during the period	0.13%	0.13%	0.08%	0.12%	0.22%

Ratio of net charge-offs during the period to average non-performing assets	18.58%	22.15%	17.66%	28.37%	49.05%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2008			2007			2006
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

Real estate	$184	$204,912	55%	$64	$187,957	59%	$52	$165,636	64%
Consumer	1,008	164,865	45	862	132,744	41	783	93,603	36
Unallocated	---	---	---	---	---	---	---	---	---
Total	$1,192	$369,777	100%	$926	$320,701	100%	$835	$259,239	100%

	At September 30,
	2005			2004
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

Real estate	$59	$144,551	66%	$61	$95,560	62%
Consumer	744	74,183	34	490	57,370	38
Unallocated	---	---	---	3	---	---
Total	$803	$218,734	100%	$554	$152,930	100%

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

In fiscal 2008, we utilized our expertise as a mortgage loan originator, selectively purchasing non-agency mortgage-backed securities ("MBS") that either met or exceeded our underwriting guidelines.  This strategy was  employed to complement consumer loan underwriting.  Strong loan demand in consumer lending required management of the structure of the balance sheet and compliance with the 35% consumer lending bucket cap.  Management chose to increase the asset base by purchasing AAA-rated MBSs funded by FHLB advances.  This allowed the Bank to continue making consumer loans.

At the time of purchase, the securities were AAA-rated Jumbo Prime MBS, with an average loan-to-value ratio of 68.98% and an average FICO score of 741.  We stayed within the Jumbo Prime sector, purchasing no Sub-Prime or Alt-A MBS to date.  Furthermore, while the bank has purchased hybrid ARM securities, we have refrained from purchasing any negative-amortization loans or option ARMs.  Finally, the MBS portfolio consists only of those assets that are Secondary Mortgage Enhancement Act of 1984 ("SMMEA") eligible, meaning that the MBS purchased are in one of the two highest rating categories and are first-lien mortgages only.

Although the Bank has maintained this conservative approach to investing in non-agency MBS, it has not been immune to the turmoil of 2008.  A portion of the portfolio has recently seen downgrades from one or more rating agencies, primarily in securities created in 2006 and 2007.  The securities referenced have not realized any credit losses to date, and continue to pay principal and interest as scheduled.  Citizens Community Federal continually monitors these bonds, the entire portfolio and the state of the overall market.

The following table sets forth the composition of Citizens Community Federal's investment securities and interest-bearing deposits at the dates indicated.

	At September 30,
	2008		2007		2006
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)

Investment securities:
Federal Home Loan Bank stock	$5,787	8.52%	$4,822	10.77%	$3,060	63.74%
Interest-bearing deposits with banks	371	0.55	371	0.83	959	19.97
Mortgage-backed securities	61,776	90.93	39,592	88.40	782	16.29
	$67,934	100.00%	$44,785	100.00%	$4,801	100.00%

Sources of Funds

General.  Citizens Community Federal's sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits.  Citizens Community Federal offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit.  Citizens Community Federal solicits deposits primarily in its market areas, including its Wal-Mart in-store branches, and from financial institutions and has accepted a limited amount of brokered deposits.  At September 30, 2008, Citizens Community Federal had $18.3 million of brokered deposits.  We obtain these deposits from brokers when the rates requested are less than the amount we pay our retail customers.  The typical term for these brokered deposits are 12 to 18 months.  Our experience is that these are not volatile deposits subject to significant early withdrawal.  Citizens Community Federal primarily relies on competitive pricing policies, marketing and customer service to attract and retain these deposits.  Citizens Community Federal from time to time participates in an auction for brokered deposits to assist in finding the lowest cost deposits possible.  Citizens Community Federal constantly searches for the most cost-effective source of funds, either through brokered deposits, or through marketing our own rates to protect our margin and maintain our sales culture.

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

Deposit Flow

The following table sets forth deposit flows during the periods indicated.

	Year Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)

Opening balance	$207,734	$186,711	$177,469
Deposits assumed in ANB branch acquisition	18,406	---	---
Net change in deposits	61,965	14,029	4,060
Interest credited	9,138	6,994	5,182

Ending balance	$297,243	$207,734	$186,711

Net increase	$ 89,509	$ 21,023	$ 9,242

Percent increase	43.1%	11.3%	5.2%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	At September 30,
	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts and Savings Deposits:

Demand accounts	$19,017	6.40%	$18,657	8.98%	$18,669	10.00%
Savings accounts	22,267	7.49	22,855	13.06	24,975	13.38
Money market accounts	44,777	15.06	27,121	11.00	22,262	11.92

Total non-certificates	86,061	28.95	68,633	33.04	65,906	35.30

Certificates:
6-12 month	67,481	22.70	53,868	25.93	26,413	14.14
15-18 month	52,504	17.67	30,055	14.47	44,715	23.95
24-60 month	21,908	7.37	18,744	9.02	25,313	13.56
Anniversary	265	0.09	170	0.08	463	0.25
Institutional	56,738	19.09	26,378	12.70	14,796	7.92
Borrowers	---	---	---	---	---	---
IRA	12,286	4.13	9,886	4.76	9,105	4.88

Total certificates	211,182	71.05	139,101	66.96	120,805	64.70

Total Deposits	$297,243	100.00%	$207,734	100.00%	$186,711	100.00%

The following table shows rate and maturity information for Citizens Community Federal's certificates of deposit at September 30, 2008.

	0.00- 1.99%	2.00- 3.99%	4.00 5.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate Accounts Maturing During the 12 Months Ended:
September 30, 2009	$377	$87,300	$97,439	$185,116	87.66%
September 30, 2010	---	11,383	6,761	18,144	8.59
September 30, 2011	9	619	3,391	4,019	1.90
September 30, 2012	---	1,493	2,403	3,896	1.84
Thereafter	---	7	---	7	0.01

Total	$386	$100,802	$109,994	$211,182	100.00%

Percent of total	0.18%	47.73%	52.09%	100.00%

The following table indicates the amount of Citizens Community Federal's certificates of deposit by time remaining until maturity as of September 30, 2008.

	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit
less than $100,000	$30,280	$42,029	$65,798	$19,695	$157,802

Certificates of deposit
of $100,000 or more	8,796	14,845	23,368	6,371	53,380

Total certificates of deposit	$39,076	$56,874	$89,166	$26,066	$211,182

Borrowings.  Although deposits are our primary source of funds, Citizens Community Federal may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when it desires additional capacity to fund loan demand or when they meet asset/liability management goals.  Borrowings consist of advances from the Federal Home Loan Bank of Chicago.  See Note 11 of the Notes to Consolidated Financial Statements.

Citizens Community Federal may obtain advances from the Federal Home Loan Bank of Chicago upon the security of certain of our mortgage loans and mortgage-backed and other securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.  At September 30, 2008, Citizens Community Federal had $110.2 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $38.9 million.  These advances were taken as a liquidity source to fund increasing loan demand in previous years, and the purchase of investment securities in fiscal 2008.

Citizens Community Federal is authorized to borrow from the Federal Reserve Bank of Chicago's "discount window" after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings.  We have never borrowed from our Federal Reserve Bank.

The following table sets forth the maximum month-end balance and average balance of borrowings for the periods indicated.

	Year Ended September 30,
	2008	2007	2006

	(In Thousands)
Maximum Balance:
FHLB advances	$115,737	$96,446	$61,200

Average Balance:
FHLB advances	$105,699	$48,643	$48,700

The following table sets forth certain information as to Citizens Community Federal's borrowings at the dates indicated.

	At September 30,
	2008	2007	2006
	(Dollars in Thousands)

FHLB advances	$110,245	$96,446	$61,200

Weighted average interest rate of FHLB advances	4.48%	5.19%	5.52%

Subsidiary and Other Activities

As a federally chartered savings bank, Citizens Community Federal is permitted by OTS regulations to invest up to 2% of assets, or $9.6 million at September 30, 2008, in the stock of, or unsecured loans to, service corporation subsidiaries. Citizens Community Federal may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.  Citizens Community Federal does not currently have any subsidiary service corporations.

Employees

At September 30, 2008, the Bank had a total of 91 full-time employees and 126 part-time employees.  Employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

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

The investment and lending authority of Citizens Community Federal is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations.  As a federal savings bank, Citizens Community Federal is required to meet a qualified thrift lender test.  This test requires Citizens Community Federal to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  In addition, Citizens may have no more than 35% of total assets in consumer loans, commercial paper and corporate debt securities  As an alternative, we may maintain 60% of the Bank's assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, we are required to maintain a significant portion of our assets in residential-housing-related loans and investments.  Any institution that fails to meet the qualified thrift lender test becomes subject to certain restrictions on its operations and must convert to a national bank charter, unless it re-qualifies as, and thereafter remains, a qualified thrift lender.  If such an institution has not re-qualified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank.  We were not subject to a similar requirement when we were a credit union and were not in compliance with this requirement at the time we became a federal savings bank.  As of September 30, 2008, Citizens Community Federal met this requirement with a qualified thrift lender percentage of 85.4%.  In addition, at September 30, 2008, Citizens had 33.8% of its assets in consumer loans, commercial paper and corporate debt securities, in compliance with the limit.

Under OTS regulations, Citizens Community Federal is subject to a lending limit for loans to one borrower or group of related borrowers.  This lending limit is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case the limit is increased to 25% of impaired capital and surplus).  At September 30, 2008, Citizens Community Federal's lending limit under this restriction was $7.0 million.  Our outstanding loans are in compliance with this lending limit.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation.  Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock and related earnings and excludes most intangible assets, which also are deducted from assets for purposes of calculating this capital ratio.  At September 30, 2008, Citizens Community Federal had tangible capital of $45.8 million, or 9.6% of adjusted total assets, which was approximately $38.7 million above the required level.

The capital standards require core or Tier 1 capital equal to at least 3.0% of adjusted total assets for the strongest institutions with the highest examination rating and 4.0% of adjusted total assets for all other institutions, unless the OTS requires a higher level based on the particular circumstances or risk profile of the institution.  Core capital generally consists of tangible capital, plus certain intangibles.  At September 30, 2008, Citizens Community Federal had $7.1 million of intangibles, $0 of which were included in core capital.  At September 30, 2008, Citizens Community Federal had core capital equal to $45.8 million, or 9.6% of adjusted total assets, which was $26.8 million above the required level of 4%.

The OTS also requires Citizens Community Federal to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core or Tier 1 capital, as defined above, and Tier 2 capital, which consists of certain permanent and maturing capital instruments that do not qualify as Tier 1 capital and of the allowance for possible loan and lease losses up to a maximum of 1.25% of risk-weighted assets.  Tier 2 capital may be used to satisfy this risk-based requirement only to the extent of Tier 1 capital.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  The OTS is authorized to require Citizens Community Federal to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.  At September 30, 2008, Citizens Community Federal had $304.2 million in risk-weighted assets and total capital of $46.6 million, or 15.3% of risk-weighted assets, which was $22.3 million above the required level.

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

Any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2.0% is "critically undercapitalized" and becomes subject to further mandatory restrictions on it.  The OTS generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OTS of any of these measures on Citizens Community Federal may have a substantial adverse effect on its operations and profitability.

Institutions with at least a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio and an 8.0% total risk-based capital ratio are considered "adequately capitalized."  An institution is deemed a "well capitalized" institution if it has at least a 5% leverage capital ratio, a 6.0% Tier 1 risked-based capital ratio and a 10.0% total risk-based capital ratio.  At September 30, 2008, Citizens Community Federal was considered a "well capitalized" institution.

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

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At September 30, 2008, Citizens Community Federal had no net operating loss carryforwards for federal income tax purposes.

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

Our consumer loans accounted for approximately $164.9 million, or 44.6%, of our total loan portfolio as of September 30, 2008, of which $25.9 million consisted of automobile loans, $133.2 million consisted of personal loans secured by other collateral and $5.8 million consisted of unsecured personal loans.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties.  As a result of our large portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.  Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  In addition, $7.6 million of our automobile loans and $114.4 million of our other secured consumer loans were indirect loans originated by or through third parties, which present greater risk than our direct lending products.  See "Lending Activities - Consumer Lending" and "Asset Quality."

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and evaluate economic conditions.  Management recognizes that significant new growth in the loan portfolio and the refinancing of existing loans can result in completely new portfolios of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Material additions to our allowance could decrease our net income.  Our allowance for loan losses was 0.32% of net loans, and 36.6% of non-performing loans at September 30, 2008.  Our regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities will have a material adverse effect on our financial condition and results of operations.  As of September 30, 2008, we believe that the current allowance reflects probable incurred credit losses in the portfolio.

Rising interest rates may hurt our profits.

To be profitable we have to earn more interest on our loans and investments than we pay on our deposits and borrowings.  Overall, interest rates generally have decreased in fiscal 2008 and 2007.  If interest rates begin to rise again, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans and investments.  This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down.  In addition, rising interest rates may hurt our income, because they may reduce the demand for loans and the value of our securities.  A flat yield curve also may hurt our income, because it would reduce our ability to reinvest proceeds from loan and investment repayments at higher rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report, attached hereto as Exhibit 13.

In 2008, yields on deposits and other interest-bearing liabilities increased, while yields on loans decreased, which reduced our net interest margin.  The increase in the average balance of interest-earning assets resulted in an increase in return on assets and return on equity.  See "Selected Consolidated Financial Information and Other Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report, attached hereto as Exhibit 13.

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

Difficult market conditions and economic trends have adversely affected our industry and our business.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.  As a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.   This increased government action may increase our costs and limit our ability to pursue certain business opportunities.  We also may be required to pay even higher Federal Deposit Insurance Corporation premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We do not believe these difficult conditions are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market.  As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities or otherwise elect to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition and results of operations.

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 ("EESA") authorizes the United States Department of the Treasury, hereafter the Treasury Department, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program.  The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the troubled asset relief program capital purchase program.  Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions.  The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions.

EESA also increased Federal Deposit Insurance Corporation deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  Financial institutions had until December 5, 2008 to opt out of these two programs.  The purpose of these legislative and regulatory actions is to stabilize the volatility in the U.S. banking system.

EESA, the troubled asset relief program and the Federal Deposit Insurance Corporation's recent regulatory initiatives may not stabilize the U.S. banking system or financial markets.  If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Description of Properties

The following table provides a list of the Bank's main and branch offices and indicates whether the properties are owned or leased.

Location	Owned or Leased	Lease Expiration Date	Net Book Value at September 30, 2008 (In Thousands)

ADMINISTRATIVE OFFICES:	Leased	April 30, 2012
2174 EastRidge Center
Eau Claire, WI 54701

BRANCH OFFICES:

Appleton Branch	Leased	January 31, 2014
3701 E. Calumet St.
Appleton, WI 54915

Black River Falls Branch	Leased	January 31, 2014
611 Highway 54 E.
Black River Falls, WI 54615

Chippewa Falls Branch	Owned	N/A	$346
427 W. Prairie View Road
Chippewa Falls, WI 54729

Eastside Branch	Owned	N/A	$344
1028 N. Hillcrest Parkway
Altoona, WI 54720

Fairfax Branch	Owned	N/A	$762
219 Fairfax Street
Altoona, WI 54720

Fond du Lac Branch	Leased	January 31, 2014
377 N. Rolling Meadows Dr.
Fond du Lac, WI 54936

Location	Owned or Leased	Lease Expiration Date	Net Book Value at September 30, 2008 (In Thousands)

Mondovi Branch	Leased	June 30, 2009
695 E. Main Street
Mondovi, WI 54755

Oshkosh Branch	Leased	January 31, 2014
351 S. Washburn St.
Oshkosh, WI 54904

Rice Lake Branch	Leased	May 10, 2013
2501 West Ave.
Rice Lake, WI 54868

Westside Branch	Owned	N/A	$287
2125 Cameron Street
Eau Claire, WI 54703

Wisconsin Dells Branch	Leased	January 31, 2014
130 Commerce St.
Wisconsin Dells, WI 53965

Lake Orion Branch(1)	Leased	February 28, 2012
688 S. Lapeer Road
Lake Orion, MI 48362

Rochester Hills Branch	Owned	N/A	$510
310 West Tienken Road
Rochester Hills, MI 48306

Brooklyn Park Branch	Leased	January 31, 2014
8000 Lakeland Ave.
Brooklyn Park, MN 55445

Faribault Branch	Leased	January 31, 2014
150 Western Ave.
Faribault, MN 55021

Hutchinson Branch	Leased	January 31, 2014
1300 Trunk Hwy. 15 S
Hutchinson, MN 55350

Mankato Branch	Leased	October 30, 2010
1410 Madison Avenue
Mankato, MN 56001

Oakdale Branch	Leased	September 30, 2009
7035 10th Street North
Oakdale, MN 55128

Red Wing Branch	Leased	March 3, 2013
295 Tyler Rd. S
Red Wing, MN 55066

Winona Branch	Leased	January 31, 2014
955 Frontenac Dr.
Winona, MN 55987
______________
(1)	Effective March 1, 2007, Citizens Community Federal has a right to cancel this lease, with the cancellation to take effect 90 days after it exercises the right to cancel.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

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

(c)
Issuer Purchases of Equity Securities.  The following table summarizes the Company's stock repurchase activity for each month during the three months ended September 30, 2008.  All shares repurchased during the three months ended September 30, 2008, were repurchased in the open market.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs

Period ended July 31, 2008	---	---	---	141,020
Period ended August 31, 2008	---	---	---	141,020
Period ended September 30, 2008	---	---	---	141,020
Total for quarter ended September 30, 2008	---	---	---	141,020

Subsequent to September 30, 2008, a new stock repurchase plan was approved.  The Company announced its intention to repurchase an additional 10% of its outstanding shares in the open market, or in privately negotiated transactions.  These shares will be purchased from time to time over a six-month period ending May 5, 2009, depending on market conditions.

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

Item 8.   Financial Statements and Supplementary Data

Report From Independent Registered Accounting Firm*

(a)	Consolidated Balance Sheets as of September 30, 2008, and 2007*
(b)	Consolidated Statements of Income for the Years Ended September 30, 2008, 2007 and 2006*
(c)	Consolidated Statements of Changes in Stockholders' Equity For the Years Ended September 30, 2008, 2007 and 2006*
(d)	Consolidated Statements of Cash Flows For the Years Ended September 30, 2008, 2007 and 2006*
(e)	Notes to Consolidated Financial Statements*
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

Item 9A.   Controls and Procedures

    (a)           Evaluation of Disclosure Controls and Procedures

    An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2008, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management.  Our Chief Executive Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended September 30, 2008, that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

    We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.  While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

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

Management's Report on Internal Control Over Financial Reporting

    The management of Citizens Community Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

    The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of September 30, 2008, the Company's internal control over financial reporting was effective based on those criteria.

    This annual report does not include an attestation of our independent public accounting firm regarding internal controls over financial reporting.  Management's report was not subject to attestation by our independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Date: December 23, 2008	By:	/s/ James G. Cooley James G. Cooley President (Principal Executive Officer)
Date: December 23, 2008		/s/ John D. Zettler John D. Zettler Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Item 9B.                      Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning the directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held February 26, 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held February 26, 2009, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are Directors Westrate (Chairman), McHugh and Schilling, all of whom are considered independent under applicable Nasdaq listing standards.  The Board of Directors has determined that Mr. Schilling is an "audit committee financial expert" as defined in applicable SEC rules.  Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held February 26, 2009, except for information contained under the headings "Compensation Committee Report," and "Report of the Audit/Compliance Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company's knowledge no late reports occurred during the fiscal year ended September 30, 2008.  All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company's Code of Business Conduct and Ethics, adopted on October 31, 2006, is applicable to its principal executive officer, principal financial officer and principal accounting officer (as well as all other employees), does meet the definition of "code of ethics" set forth in Item 406 of SEC Regulation S-K.  A copy of this document is available free of charge by contacting John D. Zettler, our investor relations officer, at (715) 836-9994.  A copy of the Company's Code of Business Conduct and Ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-K for the fiscal year ending September 30, 2008.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors.

Item 11.               Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held February 26, 2009, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held February 26, 2009, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2008, with respect to compensation plans under which shares of common stock were issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	185,110_ (1)	$7.04(1)	519,255 (1)
Equity Compensation Plans Not Approved By Security Holders	---	---	---
____________________
(1)  Reflects amounts after exchange ratio related to second-step offering.

Item 13.               Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held February 26, 2009, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 14.                                Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 15.                                Exhibits and Financial Statement Schedules

(a)(1)                      Financial Statements:

Part II, Item 8 is hereby incorporated by reference.

(a)(2)                      Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)                      Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Articles of Incorporation of the Registrant	*
3(ii)	Bylaws of the Registrant	*
10	Material contracts:
	(a) Registrant's 2004 Stock Option Plan	**
	(b) Registrant's 2004 Recognition and Retention Plan	**
	(c) Employment Agreements:
	(i) James G. Cooley	*
	(iii) John D. Zettler	*
	(iv) Timothy J. Cruciani	*
	(v) Rebecca Johnson	*
	(e) Tax Allocation Agreement	**
13	2008 Annual Report to Stockholders	13
14	Code of Conduct and Ethics	14
21	Subsidiaries of the Registrant	21
23	Consent of Auditors	23
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32
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

CITIZENS COMMUNITY BANCORP, INC.

Date:	December 23, 2008	By:	/s/ James G. Cooley James G. Cooley President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard McHugh Richard McHugh Chairman of the Board	December 23, 2008

By:	/s/ James G. Cooley James G. Cooley President, Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2008

By:	/s/ Thomas C. Kempen Thomas C. Kempen Vice Chairman of the Board	December 23, 2008

By:	/s/ Brian R. Schilling Brian R. Schilling Director and Treasurer	December 23, 2008

By:	/s/ David B. Westrate David B. Westrate Director	December 23, 2008

By:	/s/ John D. Zettler John D. Zettler Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 23, 2008

Index to Exhibits

Regulation S-K Exhibit Number	Document

13	2008 Annual Report to Stockholders

14	Code of Conduct and Ethics

21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications