Form 10-Q
period 2008-12-31
Citizens Community Bancorp Inc.
filed 2009-02-13
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
:  QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    December 31, 2008.
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

715-836-9994
(Issuer’s telephone number)

_____________________________________________________________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer[ ]	Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]                      No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
Yes [  ]                      No [  ]

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At February 5, 2009, there were 5,737,696 shares of the issuers’ common stock outstanding.

CITIZENS COMMUNITY BANCORP, INC.

INDEX

Part I – FINANCIAL INFORMATION		Page Number

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of
	December 31, 2008, and September 30, 2008	3

	Consolidated Statements of Income
	For the Three Months ended December 31, 2008, and 2007	4

	Consolidated Statements of Changes in Stockholders’ Equity
	For the Three Months ended December 31, 2008, and 2007	5

	Consolidated Statements of Cash Flow
	For the Three Months ended December 31, 2008, and 2007	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Conditions and
	Results of Operation	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	21

Part II – OTHER INFORMATION		23

SIGNATURES		25

EXHIBITS

Part I – FINANCIAL INFORMATION Item 1. Financial Statements (Unaudited)
CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
December 31, 2008, unaudited, September 30, 2008, derived from audited financial statements
	(in thousands)
Assets	December 31, 2008	September 30, 2008
Cash and cash equivalents	$15,107	$23,666
Other interest-bearing deposits	5,297	371
Securities available-for-sale (at fair value)	58,195	61,776
Federal Home Loan Bank stock	5,787	5,787
Loans receivable	383,633	369,710
Allowance for loan losses	(1,326)	(1,192)
Loans receivable - net	382,307	368,518
Office properties and equipment - net	6,469	5,916
Accrued interest receivable	1,888	1,726
Intangible assets	1,398	1,481
Goodwill	5,593	5,593
Other assets	5,521	5,202
TOTAL ASSETS	$487,562	$480,036

Liabilities and Stockholders' Equity	December 31, 2008	September 30, 2008
Liabilities:
Deposits	$315,711	$297,243
Federal Home Loan Bank advances	102,775	110,245
Other liabilities	3,816	4,072
Total liabilities	422,302	411,560

Stockholders' equity:
Common stock - 5,950,764 and 6,226,995 shares, respectively	59	62
Additional paid-in capital	60,246	62,192
Retained earnings	12,505	12,550
Unearned ESOP shares	(3,301)	(3,416)
Unearned deferred compensation	(103)	(126)
Accumulated other comprehensive loss	(4,146)	(2,786)
Total stockholders' equity	65,260	68,476
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$487,562	$480,036

CITIZENS COMMUNITY BANCORP, INC. Consolidated Statements of Income - Unaudited For the Three Months Ended December 31, 2008, and 2007 (in thousands, except per share data)

	Three Months Ended
	December 31, 2008	December 31, 2007
Interest and dividend Income:
Interest and fees on loans	$6,368	$5,565
Other interest and dividend income	1,023	697
Total interest and dividend income	7,391	6,262
Interest expense:
Interest on deposits	2,573	2,090
Borrowings	1,238	1,254
Total interest expense	3,811	3,344
Net interest income	3,580	2,918
Provision for loan losses	267	165
Net interest income after provision for loan losses	3,313	2,753

Noninterest Income:
Service charges on deposit accounts	338	271
Insurance commissions	71	80
Loan fees and service charges	65	74
Other	3	3
Total noninterest income	477	428

Noninterest expense:
Salaries and related benefits	1,720	1,367
Occupancy - net	484	259
Office	392	233
Data processing	105	98
Amortization of core deposit	83	75
Advertising, marketing and public relations	75	30
Professional services	169	166
Other	289	206
Total noninterest expense	3,317	2,434

Income before provision for income tax	473	747
Provision for income taxes	207	292

Net income	$266	$455

Per share information:
Basic earnings	$0.05	$0.07
Diluted earnings	$0.05	$0.07
Dividends paid	$0.05	$0.05

Citizens Community Bancorp, Inc.
Consolidated Statements of
Changes in Stockholders' Equity - Unaudited
For the Three Months ended December 31, 2008, and 2007
(in thousands, except shares)
Three Months Ended December 31, 2008	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance - Beginning of Period	6,226,995	$62	$62,192	$12,550	($3,416)	($126)	($2,786)	$68,476
Comprehensive income:
Net Income				266				266
Amortization of unrecognized prior service costs and net gains/losses, net of tax							14	14
Net unrealized loss on available for sale securities, net of tax							(1,374)	(1,374)
Total comprehensive income								(1,094)

Common Stock Repurchased	(276,231)	(3)	(1,942)					(1,945)
Stock option expense			16					16
Committed ESOP shares					115			115
Appreciation in fair value of ESOP shares charged to expense			(20)					(20)
Amortization of restricted stock						23		23
Cash dividends ($0.05 per share)				(311)				(311)
Balance - End of Period	5,950,764	$59	$60,246	$12,505	($3,301)	($103)	($4,146)	$65,260

Three Months Ended December 31, 2007	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance - Beginning of Period	7,118,205	$71	$69,934	$12,420	($3,877)	($207)	($192)	$78,149
Comprehensive income:
Net Income				455				455
Amortization of unrecognized prior service costs and net gains/losses, net of tax							14	14
Net unrealized gain on available for sale securities, net of tax							165	165
Total comprehensive income								634

Common Stock Repurchased	(303,109)	(3)	(2,826)					(2,829)
Stock option expense			18					18
Committed ESOP shares					115			115
Appreciation in fair value of ESOP shares charged to expense			16					16
Cancellation of unvested restricted stock			17			(17)		0
Amortization of restricted stock						23		23
Cash dividends ($0.05 per share)				(357)				(357)
Balance - End of Period	6,815,096	$68	$67,159	$12,518	($3,762)	($201)	($13)	$75,769

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows – Unaudited
For the Three Months Ended December 31, 2008 and 2007
	December 31, 2008	December 31, 2007
	(Thousands)	(Thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$266	$455
Adjustments to reconcile net income to net cash provided
by activities:
Securities discount accretion	($71)	($289)
Provision for depreciation	210	105
Provision for loan losses	267	165
Amortization of purchase accounting adjustments	(13)	(17)
Amortization of core deposit intangible	83	75
Amortization of restricted stock	23	23
Provision for stock options	16	18
Provision (benefit) for deferred income taxes	193	76
ESOP contribution expense in excess of shares released	(20)	16
Decrease (increase) in accrued interest receivable and other assets	66	(436)
Decrease in other liabilities	(242)	535
Total adjustments	512	271
Net cash provided by operating activities	778	726
Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	0	(365)
Purchase securities available for sale	0	(7,205)
Purchase interest-bearing deposits	(4,926)	0
Proceeds from principal repayments on securities available for sale	1,538	698
Net increase in loans	(14,043)	(14,702)
Net capital expenditures	(763)	(13)
Net cash used in investing activities	(18,194)	(21,587)
Cash flows from financing activities:
Increase (decrease) in borrowings	(7,470)	5,791
Increase in deposits	18,468	19,551
Repurchase shares of common stock	(1,945)	(2,829)
Reduction in unallocated shares held by ESOP	115	115
Cash dividends paid	(311)	(357)
Net cash provided by financing activities	8,857	22,271
Net increase (decrease) in cash and cash equivalents	(8,559)	1,410
Cash and cash equivalents at beginning	23,666	6,354
Cash and cash equivalents at end	$15,107	$7,764

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$2,573	$2,090
Interest on borrowings	1,233	1236
Income taxes	63	61

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

As part of the second-step conversion, outstanding public shares of CCB were exchanged for 1.91067 shares of Citizens Community Bancorp, Inc., the new holding company of Citizens Community Federal. The exchange resulted in an additional 1,826,380 of outstanding shares of the Company for a total of 7,116,380 outstanding shares. Treasury stock held was cancelled.

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

In 2008, the Bank opened eight branches in Wal-Mart Supercenters in Wisconsin and Minnesota.  Locations include: Brooklyn Park, Faribault, Hutchinson, Red Wing and Winona, Minnesota. The Bank also moved its existing branches in Black River Falls, Wisconsin Dells and Rice Lake, Wisconsin to the new Wal-Mart Supercenter locations in those respective communities. In August 2008, the Bank acquired three American National Bank (ANB) of Beaver Dam, Wisconsin, branches located in Wal-Mart Supercenters in Appleton, Fond du Lac and Oshkosh, Wisconsin.

In addition, in October 2008, the Bank signed an agreement with Wal-Mart to open six branches during 2009 in Wal-Mart Supercenters in Oak Park Heights, Minnesota, and Menomonie, Neenah, Plover, Shawano and Wisconsin Rapids, Wisconsin.

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

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE  3 – STOCK-BASED COMPENSATION

In February 2005, the Recognition and Retention Plan was approved by the Company’s stockholders.  The plan provides for the grant of up to 113,910 shares.  As of December 31, 2008, 70,622 restricted shares were granted under this plan, and 3,643 of these shares were forfeited.  Restricted shares are issued at no cost to the employee and have a five-year vesting period.  The fair value of the restricted shares on the date of issue was $7.04 per share for 63,789 shares and $6.18 for 6,832 shares.  Compensation expense related to these awards was $23,000 for the three months ended December 31, 2008.

In February 2005, the 2004 Stock Option and Incentive Plan was approved by stockholders.  The plan provides for the grant of nonqualified and incentive stock options, and stock appreciation rights.  The plan provides for the grant of options for up to 284,778 shares.  At December 31, 2008, 202,197 options had been granted under this plan at a weighted-average exercise price of $7.04 per share.  Options vest over a five-year period.  Unexercised, nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years.  At December 31, 2008, options for 119,047 shares were vested, options for 12,529 shares were forfeited and options for 4,558 shares were exercised.  Of the 202,197 options granted, 185,110 remained outstanding on December 31, 2008.

The Company accounts for stock-based employee compensation related to its stock option plan using the fair-value-based method consistent with the methodology prescribed by SFAS No. 123(R), “Accounting for Stock-Based Compensation,” which the Company adopted on October 1, 2006, as required. Accordingly, the Company records compensation expense whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.  The costs recognized for the three-month period ended December 31, 2008, was $16,000.

In February 2008, the 2008 Equity Incentive Plan was approved by stockholders.  The aggregate number of shares of common stock of Citizens Community Bancorp, Inc. reserved and available for issuance under the Incentive Plan is 597,605.  Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of Citizens Community Bancorp, Inc. common stock.  The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Citizens Community Bancorp, Inc. common stock.  As of December 31, 2008, no grants have been made under this 2008 Equity Incentive Plan.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The weighted average number of shares outstanding for the three-month periods ended December 31, 2008, and 2007, were 5,735,309 and 6,555,938 for basic EPS and 5,735,309 and 6,580,869 for diluted EPS, respectively.

On a basic and diluted per-share basis, Citizens Community Bancorp, Inc., reported first-quarter earnings of $0.05 per share, compared to earnings of $0.07 per share for the year-earlier three-month period.

NOTE 5 – FAIR VALUE ACCOUNTING

We measure or monitor some of our assets on a fair value basis. Fair value is used on a recurring basis for certain assets, such as securities available for sale and loans, in which fair value is the primary basis of accounting. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. In accordance with SFAS No. 157, we applied the following fair value hierarchy:

Level 1- Assets for which identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

Level 2- Assets based on observable market data for similar instruments.

Level 3- Assets for which significant valuation assumptions are not readily available in the market; instruments valued based on best available data; and considers risk premiums that a market participant would require.

When determining fair value measurements, we consider the principal or most advantageous market in which it would transact, and consider assumptions that market participants would use in pricing the asset. When possible, we look to active and observable markets to price identical assets. When identical assets are not traded in active markets, we look to observable data for similar assets. Nevertheless, certain assets are not actively traded in observable markets, and alternative methods are then used to derive a fair value measurement.

In accordance with FASB Staff Position (FSP) FAS157-2, effective date FASB No. 157, the Company has only partially applied FAS No. 157 as of December 31, 2008. The Company has not applied the provisions of FAS No. 157 to goodwill and other intangible assets, and other real estate/collateral owned.

Assets and Liabilities Measured on a Recurring Basis

Fair Value Measurements at December 31, 2008, Using:

Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1) (000’s)	Significant Other Observable Inputs (Level 2) (000’s)	Significant Unobservable Inputs (Level 3) (000’s)

Securities Available for Sale	-	-	$ 58,195

Loans	-	-	$ 1,179

In estimating the fair values for investment securities available for sale, we believe that independent third-party market prices are the best evidence of exit price and where available, base our estimates on such prices. If such third-party market prices are not available, we obtained independent third-party valuations.  Where market observable data is not available due to market conditions in an illiquid market, the valuation of financial instruments becomes more subjective and involves substantial judgment. The need to use unobservable inputs generally results from the lack of market liquidity for certain types of securities, which results in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments.

The fair value of loans is based on observable current price in the secondary market in which loans trade. A gain or loss is recognized at the time of sale reflecting the present value of the difference between the contractual interest rate of the loan and the yield to investors.

A loan is considered impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. The fair value of the loan is based on the fair value of the collateral if the loan is collateral-dependent. The fair value is determined based on third-party appraisals, tax bills, sales of similar properties less estimated selling costs and other factors including estimated holding periods if foreclosure occurs. The amount included above represents those impaired loans that are collateral-dependent. Specific allowance for loan loss reserves are established for impaired loans. The carrying value of the impaired loans that were collateral-dependent was $1,694 with a valuation allowance of $515, resulting in an additional provision for loan loss during the quarter of $93.

Level 3 assets are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Generally, we attempt to obtain third-party pricing through our pricing provider, or through third-party brokers who have experience in valuing certain instruments or have knowledge of similar trading activity in such securities. Even when third-party pricing is available, the limited trading activity and illiquidity resulting from the current market conditions has challenged the observablity of these quotations. Due to the continued illiquidity and credit risk, the market value of these securities is highly sensitive to assumption changes and market volatility. With respect to the mortgage backed securities held as investments the credit markets continue to be disrupted resulting in a continued dislocation and lack of trading activity therefore 100% of the investment securities are classified as Level 3 securities.

The table below presents a reconciliation for all securities available for sale and loans measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended December 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (000’s):

	Securities	Loans

Beginning balance, October 1, 2008	$61,776	$720
Change in unrealized loss	(2,114)
Change in loan loss reserve	-	(93)
Purchases, issuances and proceeds	(1,467)
Transfers in and/or out of Level 3	-	552
Ending balance, December 31, 2008	$58,195	$1,179

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, the Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No.115. This statement allows companies to elect to measure certain financial assets and liabilities at fair value, and with changes in fair value recognized in the income statement each period. This pronouncement is effective for financial statements issued for fiscal years beginning after January 1, 2008 and at this time we did not elect to adopt the fair value option for any financial assets or liabilities. We are continuing to study the impact of this statement on our financial results.

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

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of December 31, 2008, and the consolidated results of operations for the three months ended December 31, 2008, compared to the same periods in 2007.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Historically, Citizens Community Federal was a federal credit union. Citizens Community Federal accepted deposits and made loans to members, who lived, worked or worshiped in the Wisconsin counties of Chippewa and Eau Claire, and parts of Pepin, Buffalo and Trempealeau. Members included businesses and other entities located in these counties, and members and employees of the Hocak Nation.

In December 2001, Citizens Community Federal converted to a federal mutual savings bank in order to better serve its customers and the local community through the broader lending ability of a federal savings bank, and to expand its customer base beyond the limited field of membership permitted for credit unions. As a federal savings bank, the Bank has expanded authority in originating residential mortgage and consumer loans, and it has the ability to make commercial loans, although the Bank does not currently have any immediate plans to commence making commercial loans. In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization.

We have utilized our expanded lending authority to significantly increase our ability to market one-to four-family residential lending.  Most of these loans are originated through our internal marketing efforts, and our existing and walk-in customers.  We typically do not rely on real estate brokers or builders to help us generate loan originations.

In order to differentiate ourselves from our competitors, we have stressed the use of personalized, branch-oriented customer service.  With operations structured around a branch system staffed with knowledgeable and well-equipped employees, our ongoing commitment to training at all levels of our staff remains a key to the Company’s success. As such, our focus is on building and growing banking relationships, in addition to opening new accounts and loans.

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

The Bank is a federally chartered stock savings institution with 20 full-service offices – nine stand-alone locations and 11 in-store Wal-Mart Supercenter branches.  Citizens acquired a branch in Chippewa Falls, Wisconsin, in November 2002, as well as a branch in  Mankato, Minnesota in November of 2003, opened a new branch office in Oakdale, Minnesota on October 1, 2004, and, as noted, acquired Community Plus Savings Bank's Lake Orion and Rochester Hills, Michigan, branches on July 1, 2005.

In 2008, the Bank opened eight branches in Wal-Mart Supercenters in Wisconsin and Minnesota.  Locations include: Brooklyn Park, Faribault, Hutchinson, Red Wing and Winona, Minnesota. The Bank also moved its existing branches in Black River Falls, Wisconsin Dells and Rice Lake, Wisconsin to the new Wal-Mart Supercenter locations in those respective communities. In August 2008, the Bank acquired three American National Bank (ANB) of Beaver Dam, Wisconsin, branches located in Wal-Mart Supercenters in Appleton, Fond du Lac and Oshkosh, Wisconsin.

In addition, in October 2008, the Bank signed an agreement with Wal-Mart to open six branches during 2009 in Wal-Mart Supercenters in Oak Park Heights, Minnesota, and Menomonie, Neenah, Plover, Shawano and Wisconsin Rapids, Wisconsin.

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

At December 31, 2008, the Company had total assets of $487.6 million, total deposits of $315.7 million and stockholders' equity of $65.3 million. The Company and the Bank are examined and regulated by the OTS, its primary federal regulator.  The Company and the Bank are also regulated by the FDIC.  The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

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

At December 31, 2008, the allowance for loan losses was $1.3 million, or 0.35%, of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in the Company’s loan portfolio. Given the historical performance of its lending portfolio, the Company’s allowance for loan losses is well below comparable peer levels. Citizens is able to maintain a lower loan loss allowance, in part, because it does not participate in any higher risk sub-prime lending or construction lending.

FINANCIAL CONDITION

Total Assets.  Total Company assets as of December 31, 2008, were $487.6 million, compared with $480.0 million as of September 30, 2008, a year-to-date increase of $7.6 million, or 1.6 percent.  The gain was primarily due to a $13.9 million increase in loans receivable—of which, $7.9 million were generated through the Company’s new Wal-Mart in-store branches. This was partially offset by decreases in cash and cash equivalents to help fund new loan demand.

Cash and Cash Equivalents.  Cash and cash equivalents decreased from $23.7 million on September 30, 2008, to $15.1 million on December 31, 2008.  The decrease was due to use of these funds by the Company to fund new loan demand.

Securities Available for Sale.  Securities available for sale decreased from $61.8 million on September 30, 2008, to $58.2 million on December 31, 2008, a decrease of $3.6 million, or 5.8 percent.  The decrease was a result of a $2.1 million increase in unrealized loss and $1.5 million in cash flow from the non-agency mortgage-backed securities investments (“MBS”).  While performance of the mortgage-related securities has been subject to rating agency downgrades, the unrealized losses relate principally to the continued dislocation of the securities market.  All securities continue to pay as scheduled despite their impairment due to market conditions.  When analyzing an issuer’s financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts’ reports.  Since management has the ability to hold securities until the foreseeable future for securities available for sale, no declines are deemed to be other than temporary.

Loans Receivable.  Loans increased by $13.9 million, or 3.8 percent, to $383.6 million at December 31, 2008, from $369.7 million as of September 30, 2008. At December 31, 2008, the loan portfolio was comprised of $213.4 million of loans secured by real estate, or 55.6 percent of total loans, and $170.2 million of consumer loans, or 44.4 percent of total loans.  Of the $13.9 increase in loans receivable, $7.9 million was originated in the Company’s new Wal-Mart in-store branches.

At September 30, 2008, the loan portfolio mix included real estate loans of $204.8 million, or 55.4 percent of total loans, and consumer loans of $164.9 million, or 44.6 percent of total loans.

Allowance for Loan Losses.  The following table is an analysis of the activity in the allowance for loan losses for the three-month period ended December 31, 2008, and December 31, 2007.

	Three months ended
	December 31, 2008	December 31, 2007

Balance at Beginning	$1,192	$926
Provisions Charged to Operating Expense	267	165
Loans Charged Off	(137)	(115)
Recoveries on Loans	5	7
Balance at End	$1,327	$983

Office Properties and Equipment.  Total investment in office properties and equipment was $6.5 million on December 31, 2008, and $5.9 million on September 30, 2008.  The increase was primarily the result of the new Wal-Mart in-store branches opened or in the process of opening.

Deposits. Deposits grew to $315.7 million at December 31, 2008, from $297.2 million at September 30, 2008. The increase of $18.5 million, or 6.2 percent, was primarily the result of core deposit growth (which includes all deposits excluding CDs) from the Company’s newly opened Wal-Mart Supercenter in-store branch locations combined with CD growth.  $13.8 million of the deposit gain came from deposit growth at the Company’s Wal-Mart Supercenter branch locations. Of that amount, $10.8 million was core deposit growth.

Borrowed Funds.  FHLB advances decreased from $110.2 million on September 30, 2008, to $102.8 million on December 31, 2008, as deposit growth provided the funds to pay off maturing FHLB advances.

Shareholders’ Equity. Total equity was $65.3 million at December 31, 2008, versus $68.5 million at September 30, 2008. The decrease was due to the buyback of shares under Citizens’ previously announced share repurchase program (since September 2007, the Company has repurchased 1.2 million of its common shares); dividends paid; and, an increase in the unrealized loss of investment securities available for sale of $1.4 million, net of tax, related to the revaluation of the Company’s MBS portfolio. The Company does not believe there is any other than temporary impairment of these securities at December 31, 2008.

Asset Quality.  The Company’s non-performing assets were $4.4 million at December 31, 2008, or 0.91 percent of total assets. This was up from $3.3 million, or 0.68 percent of total assets, at September 30, 2008, and $1.7 million, or 0.42 percent, at December 31, 2007. The increases since September 30, 2008, and December 31, 2007, were due to increases in non-performing one- to four-family residential loans, as well as new non-real estate consumer loans moving into the non-performing category.

The Company anticipates minimal losses associated with its non-performing one- to four-family residential loans as supported by recent appraisals of the properties. While Citizens anticipates some higher loss levels associated with its non-performing consumer loans, loss levels are anticipated to be below comparable peers due to the Company’s strong underwriting criteria. The Company believes its allowance for loan loss is adequate to cover these anticipated losses on its portfolio.

Net charge-offs for the three months ended December 31, 2008, were $132,000, versus $114,000 at September 30, 2008, and $108,000 at December 31, 2007. The annualized net charge-offs to average loans receivable was 0.14 percent for the three-months ended December 31, 2008, compares to 0.13 percent for the comparable 2007 three-month period, and 0.14 percent for the three months ended September 30, 2008. The Company’s net charge-offs, while up slightly from year-earlier levels, remain at levels below comparable peer norms.

Liquidity and Asset / Liability Management.  The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit, and for payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets, those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and cash equivalents, other interest-bearing deposits, investments held as available for sale and maturing loans.  Advances from the FHLB system represent the Company’s primary source of immediate additional liquidity, and are maintained at a level necessary to fulfill needs.  Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a regular basis to lessen the impact of interest rate changes. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan-to-deposit ratio, competitors’ rates and the cost of borrowing funds versus the ability to attract deposits.  The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk.

Off-Balance Sheet Liabilities.  The Company has financial instruments with off-balance sheet risk.  These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit.  As of December 31, 2008, the Company had $9.0 million in unused commitments, compared to $7.6 in unused commitments as of September 30, 2008.

Capital Resources.  Capital ratios applicable to the Bank as of December 31, 2008, and September 30, 2008, were as follows:

Capital Ratios
	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2008 (Unaudited)
Total capital (to risk weighted assets)	$47,133,000	14.9%	$25,334,000	>=	8.0%	$31,668,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$46,321,000	14.6%	$12,667,000	>=	4.0%	$19,001,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$46,321,000	9.6%	$19,382,000	>=	4.0%	$24,228,000	>=	5.0%

Tangible capital (to tangible assets)	$46,321,000	9.6%	$7,268,000	>=	1.5%	NA		NA

As of September 30, 2008 (Audited)
Total capital (to risk weighted assets)	$46,591,000	15.3%	$24,340,000	>=	8.0%	$30,425,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$45,821,000	15.1%	$12,170,000	>=	4.0%	$18,255,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$45,821,000	9.6%	$19,023,000	>=	4.0%	$23,778,000	>=	5.0%

Tangible capital (to tangible assets)	$45,821,000	9.6%	$7,134,000	>=	1.5%	NA		NA

Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities.  The Bank was categorized as “well capitalized” under the regulatory framework for capital adequacy as of December 31, 2008, and September 30, 2008.

Results of Operations

Overview. For the first three months of fiscal 2009, Citizens’ total assets increased, its new Wal-Mart in-store branches delivered deposit and loan growth and the Company was profitable. Year over year, first quarter net income was down. The decrease resulted mainly from two factors. First, the Company increased its 2009 first-quarter provision for loan losses by $102,000 to $267,000, from $165,000 in fiscal 2008, due to the current economic environment. The second factor was planned salaries and benefits, occupancy and professional services, and other expenses associated with the Company’s continued growth, primarily the opening of Citizens’ Wal-Mart Supercenter branches.

The Company’s one- to four-family real estate loan levels remained strong and grew year over year during the first quarter, with its new Wal-Mart Supercenter branches being a contributing factor. However, Citizens saw a continuing trend of appraisals for one- to four-family real-estate loans being adversely impacted by the current economic crisis. As a result, there has been significant devaluation of underlying assets, as appraised, associated with new loans being considered for approval. Consequently, these loans, which otherwise met Citizens’ underwriting criteria, were not approved. The Company expects this trend to continue during its second quarter.

The Company anticipates continued loan and deposit growth going forward. The Company believes the new Wal-Mart retail locations will continue to offer excellent potential for additional core deposit and loan growth, and are consistent with Citizens Community Federal’s expansion strategy. Since March 3, 2008, the Company has opened 11 new branch locations, and is pleased with the performance of these locations.

As of December 31, 2008, the Company’s Wal-Mart in-store locations have delivered:
•	Total deposit gains since March 3, 2008, of $31.9 million—of this, $22.1 million was core deposits; and
•	Total loan gains since March 3, 2008, of $17.0 million—of this, $6.3 million consisted of real estate loans and $10.7 million of consumer loans.

According to the Company, nine out of the 11 branches Citizens opened in 2008, opened after July 1, 2008.

Net Income.  For the three months ended December 31, 2008, the Company reported net income of $266,000, down 41.5% from net income of $455,000 for the 2008 first quarter.  As previously mentioned, the year-over-year decrease primarily resulted from two factors. First, the Company increased its 2009 first-quarter provision for loan losses by $102,000 to $267,000, from $165,000 in fiscal 2008 first quarter, due to the current economic environment. The second factor was planned salaries and benefits, occupancy and professional services, and other expenses associated with the Company’s continued growth, primarily the openings of Citizens’ Wal-Mart Supercenter branches.

On a basic and diluted basis, Citizens’ fiscal first-quarter earnings were $0.05 per share, compared to $0.07 per share for the prior-year first quarter.

2008 net interest margin decreased from 3.38 percent to 3.05 percent for the three-month period ended December 31, 2008, compared to the prior-year three months. The net interest spread was virtually unchanged at 2.64 percent for the current 3 month period compared to 2.65 percent for the prior year three-month period, as the decline in yield on earning assets matched the decline in cost of yield of interest-bearing liabilities. The decrease in net interest margin was largely a result of the MBS portfolio, which increased as a percentage of total assets, being funded through FHLB advances.  The spreads produced from these leveraged investments resulted in consistently lower interest margins than that earned from the loans receivable portfolio. As a result, the net interest margin was affected, while overall net interest income increased.

Total Interest and Dividend Income.  Total interest income increased by $1.1 million to $7.4 million for the three-month period ended December 31, 2008, from $6.3 million for the same period in fiscal 2007.  The increase was a result of both an increase in the average balance of securities available for sale and loans receivable.  The average balance of securities available for sale increased from $43.0 million to $59.8 million for the three-month periods ended December 31, 2007 and 2008, respectively.  The average balance of loans receivable increased from $328.3 million to $376.8 million for the three-month periods ended December 31, 2007, and 2008, respectively.

Total Interest Expense.   Total interest expense increased $500,000 to $3.8 million for the quarter ended December 31, 2008, from $3.3 million for the year-ago first quarter. The increase was the result of growth in the average balance of interest-bearing liabilities, partially offset by a decrease in rates paid on interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $316.8 million for the three-month period ended December 31, 2007, to $413.9 million for the three months ended December 31, 2008.  Average balance of FHLB advances increased from $99.3 million for the fiscal 2008 three-month period, to $108.0 million for the fiscal 2009 three-month period.

The average cost of interest-bearing liabilities decreased from 4.19% for the three months ended December 31, 2007, to 3.65% for the three-month period ended December 31, 2008.  The three-month decrease was a result of lower deposit costs due to declining CD yields, the growth of lower costing core deposits and the decline in the cost of FHLB advances.

Net Interest Income.  Net interest income before provision for loan losses increased by $700,000 for the three-month period ended December 31, 2008, to $3.6 million, compared to $2.9 million for the same period in fiscal 2008.  Largely responsible for the gain was a rise in the average balance of interest-earning assets, partially offset by a $97.0 million increase in the average balance of interest-bearing liabilities. During the period, the net interest spread remained relatively unchanged at 2.64 percent, compared to 2.65 percent for the 2008 first quarter.

Provision for Loan Losses.  Citizens establishes the provision for loan losses, which is charged to operations, at a level management believes will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Based on the Company’s evaluation of these factors, we made provisions of $267,000 and $165,000 for the three-month periods ended December 31, 2008, and December 31, 2007, respectively.  The fiscal 2008 three-month increases were driven by a higher average balance of loans, as well as an increase in non-performing loans addressed previously. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change.  We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

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

Non-Interest Income. Non-interest income increased to $477,000 for the three months ended December 31, 2008, versus $428,000 for the comparable 2007 period.  The increase was primarily the result of service charges on deposit accounts that were generated from core deposit growth at the Company’s Wal-Mart in-store locations.

Non-Interest Expense. Non-interest expense increased from $2.4 million for the quarter ended December 31, 2007, to $3.3 million for the quarter ended December 31, 2008.  Sequentially, non-interest expense rose only slightly from $3.2 million in the fiscal 2008 fourth quarter. The 2009 first-quarter, year-over-year increase resulted again mainly from the planned growth costs associated with the Company’s Wal-Mart Supercenter branch expansions.

Income Tax Expense.   Income tax expense decreased to $207,000 for the three-month period ended December 31, 2008, from $292,000 for the year-ago three month period. The decrease came as a result of the lower overall earnings reflected in the current period versus the prior-year comparison.

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

As of December 31, 2008, $171.3 million of loans in our portfolio included a payable-on-demand clause.  We have not utilized the clause since fiscal 2000 because, in management's view, it has not been appropriate.  Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide Citizens Community Federal with some protection against the impact on net interest margin of sharp and prolonged interest rate increases.  It is Citizens Community Federal’s policy to write the majority of its real estate loans with a payable-on-demand clause.  The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; desire to restructure the balance sheet; an individual borrowers unsatisfactory payment history; and, the remaining term to maturity.

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

The following table sets forth, at September 30, 2008, (the most recent date for which information is available) an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments).  As of September 30, 2008, due to the current level of interest rates, the OTS no longer provided NPV estimates for decreases in interest rates greater than 100 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)

+300 bp	$34,738	$(4,702)	(12)%	8.54%	(80) bp
+200 bp	36,864	(2,576)	(7)%	8.94	(40) bp
+100 bp	38,469	(972)	(2)%	9.21	(13) bp
+50 bp 0 bp -50 bp	39,055 39,441 39,627	(386) 187	(1)% 09%	9.30 9.34 9.33	(4) bp 0 bp
-100 bp	39,696	255	1%	9.31	(3) bp

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

For comparative purposes, the table below sets forth, at September 30, 2007, an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments).  As of September 30, 2007, due to the then current level of interest rates, the OTS did not provide NPV estimates for decreases in interest rates greater than 200 basis points.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of December 31, 2008, was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting.  In addition, our independent accountants must report on management’s evaluation.  We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be reviewed by our independent accountants for the fiscal year ending September 30, 2010.  Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be re-mediated before the end of the 2010 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported.  In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

PART II – OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in the Company’s Form 10K for the fiscal year ended September 30, 2008.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity during the three months ended
December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan

Oct. 1, 2008, through
Oct. 31, 2008	-	-	-	141,020
Nov. 1, 2008, through
Nov. 30, 2008	264,034	6.94	264,034	485,486
Dec. 1, 2008, through
Dec. 31, 2008	12,197	6.89	12,197	472,696
Total	276,231	6.92	276,231	472,696

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

CITIZENS COMMUNITY BANCORP, INC.

Date: February 13, 2009	By:	/s/ James G. Cooley
James G. Cooley
President and Chief Executive Officer

Date: February 13, 2009	By:	/s/ John Zettler
John Zettler
Chief Financial Officer