Form 10-Q
period 2009-03-31
Citizens Community Bancorp Inc.
filed 2009-05-11
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2009.
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________________________ to__________________________

Commission file number    _______001-33003___

CITIZENS COMMUNITY BANCORP, INC.
Exact name of registrant as specified in its charter)

Maryland	20-5120010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2174 EastRidge Center, Eau Claire, WI 54701
(Address of principal executive offices)

715-836-9994
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act  (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 1, 2009, there were 5,477,475 shares of the issuers’ common stock outstanding.

CITIZENS COMMUNITY BANCORP, INC.

INDEX

Part I – FINANCIAL INFORMATION
		Page Number

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of
	March 31, 2009, and September 30, 2008	3

	Consolidated Statements of Income
	For the Three and Six Months ended March 31, 2009, and 2008	4

	Consolidated Statements of Changes in Stockholders’ Equity
	For the Three and Six Months ended March 31, 2009, and 2008	5

	Consolidated Statements of Cash Flow
	For the Six Months ended March 31, 2009, and 2008	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Conditions and
	Results of Operation	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	21

Part II – OTHER INFORMATION		23

SIGNATURES		24

EXHIBITS		26

Part I – FINANCIAL INFORMATION Item 1. Financial Statements (Unaudited)
CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2009, unaudited, September 30, 2008, derived from audited financial statements
	(in thousands)
Assets	March 31, 2009	September 30, 2008
Cash and cash equivalents	$18,685	$23,666
Other interest-bearing deposits	5,297	371
Securities available-for-sale (at fair value)	56,600	61,776
Federal Home Loan Bank stock	5,787	5,787
Loans receivable	400,472	369,710
Allowance for loan losses	(1,544)	(1,192)
Loans receivable - net	398,928	368,518
Office properties and equipment - net	6,732	5,916
Accrued interest receivable	1,904	1,726
Intangible assets	1,315	1,481
Goodwill	5,593	5,593
Other assets	6,673	5,202
TOTAL ASSETS	$507,514	$480,036

Liabilities and Stockholders' Equity	March 31, 2009	September 30, 2008
Liabilities:
Deposits	$342,206	$297,243
Federal Home Loan Bank advances	99,225	110,245
Other liabilities	3,902	4,072
Total liabilities	445,333	411,560

Stockholders' equity:
Common stock - 5,477,475 and 6,226,995 shares, respectively	55	62
Additional paid-in capital	56,934	62,192
Retained earnings	12,411	12,550
Unearned ESOP shares	(3,186)	(3,416)
Unearned deferred compensation	(81)	(126)
Accumulated other comprehensive loss	(3,952)	(2,786)
Total stockholders' equity	62,181	68,476
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$507,514	$480,036

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Income - Unaudited
For the Six Months Ended March 31, 2009 and 2008
(in thousands, except per share data)

	Three Months Ended		Six Months Ended

	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Interest and Dividend Income:
Interest and fees on loans	$6,446	$5,661	$12,814	$11,226
Other interest and dividend income	1,012	777	2,035	1,474
Total interest and dividend income	7,458	6,438	14,849	12,700
Interest expense:
Interest on deposits	2,581	2,263	5,154	4,353
Borrowings	1,120	1,201	2,358	2,455
Total interest expense	3,701	3,464	7,512	6,808
Net interest income	3,757	2,974	7,337	5,892
Provision for loan losses	374	196	641	361
Net interest income after provision for loan losses	3,383	2,778	6,696	5,531

Noninterest Income:
Service charges on deposit accounts	294	221	632	492
Insurance commissions	110	93	181	173
Loan fees and service charges	70	70	135	144
Other	2	3	5	6
Total noninterest income	476	387	953	815

Noninterest expense:
Salaries and related benefits	1,831	1,450	3,551	2,817
Occupancy - net	536	305	1,020	564
Office	364	266	756	499
Data processing	98	89	203	187
Amortization of core deposit	83	76	166	151
Advertising, marketing and public relations	46	35	121	65
Professional services	280	179	449	345
Other	314	338	603	544
Total noninterest expense	3,552	2,738	6,869	5,172

Income before provision for income tax	307	427	780	1,174
Provision for income taxes	114	181	321	473

Net income	$193	$246	$459	$701

Per share information:
Basic earnings	$0.04	$0.04	$0.08	$0.11
Diluted earnings	$0.04	$0.04	$0.08	$0.11
Dividends paid	$0.05	$0.05	$0.10	$0.10

Consolidated Statements of Changes in Stockholders' Equity - Unaudited For the Six Months ended March 31, 2009 and 2008 (in thousands, except Shares)
Six Months Ended March 31, 2009	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance - Beginning of Period	6,226,995	$62	$62,192	$12,550	($3,416)	($126)	($2,786)	$68,476
Comprehensive income:
Net Income				459				459
Amortization of unrecognized prior service costs and net gains/losses, net of tax							26	26
Net unrealized loss on available for sale securities, net of tax							(1,192)	(1,192)
Total comprehensive income (loss)								(707)

Common Stock Repurchased	(749,520)	(7)	(5,253)					(5,260)
Stock option expense			33					33
Committed ESOP shares					230			230
Appreciation in fair value of ESOP shares charged to expense			(38)					(38)
Amortization of restricted stock						45		45
Cash dividends ($0.10 per share)				(598)				(598)
Balance - End of Period	5,477,475	$55	$56,934	$12,411	($3,186)	($81)	($3,952)	$62,181

Six Months Ended March 31, 2008	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance - Beginning of Period	7,118,205	$71	$69,934	$12,420	($3,877)	($207)	($192)	$78,149
Comprehensive income:
Net income				701				701
Amortization of unrecognized prior service costs and net gains/losses, net of tax							27	27
Net unrealized gain on available for sale securities, net of tax							43	43
Total comprehensive income								771

Common stock repurchased	(355,000)	(3)	(3,296)					(3,299)
Stock option expense			36					36
Committed ESOP shares					231			231
Appreciation in fair value of ESOP shares charged to expense			24					24
Cancellation of unvested restricted stock			17			(17)		0
Amortization of restricted stock						46		46
Cash dividends ($0.10 per share)				(695)				(695)
Balance - End of Period	6,763,205	$68	$66,715	$12,426	($3,646)	($178)	($122)	$75,263

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows - Unaudited
For the Six Months Ended March 31, 2009 and 2008
	March 31, 2009	March 31, 2008
	(Thousands)	(Thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$459	$701
Adjustments to reconcile net income to net cash provided
by activities:
Securities discount accretion	($161)	($149)
Provision for depreciation	434	212
Provision for loan losses	641	361
Amortization of purchase accounting adjustments	(26)	(35)
Amortization of core deposit intangible	166	151
Amortization of restricted stock	45	46
Provision for stock options	33	36
Provision (benefit) for deferred income taxes	487	(137)
ESOP contribution (benefit) expense in excess of shares released	(38)	24
Increase in accrued interest receivable and other assets	(1,494)	(1,440)
Increase (decrease) in other liabilities	(144)	156
Total adjustments	(57)	(775)
Net cash provided by (used in) operating activities	402	(74)
Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	0	(365)
Purchase securities available for sale	0	(7,205)
Net change in interest-bearing deposits	(4,926)	0
Proceeds from principal repayments on securities available for sale	3,503	1,927
Net increase in loans	(31,026)	(21,316)
Net capital expenditures	(1,249)	(401)
Net cash used in investing activities	(33,698)	(27,360)
Cash flows from financing activities:
Increase (decrease) in borrowings	(11,020)	716
Increase in deposits	44,963	41,658
Repurchase shares of common stock	(5,260)	(3,299)
Reduction in unallocated shares held by ESOP	230	231
Cash dividends paid	(598)	(695)
Net cash provided by financing activities	28,315	38,611
Net increase (decrease) in cash and cash equivalents	(4,981)	11,177
Cash and cash equivalents at beginning	23,666	6,354
Cash and cash equivalents at end	$18,685	$17,531

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$5,150	$4,353
Interest on borrowings	2,391	2457
Income taxes	525	692

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

Proceeds from the stock offering, net of the ESOP loan, totaled $7,974,296.  $4,533,328 was used to purchase 100% (3,041,750 shares) of Citizens Community Federal’s stock and $3,340,968 was retained by CCB for short-term investments and general corporate purposes.  The restructuring included a series of transactions by which the corporate structure of Citizens Community Federal was converted from a mutual savings bank to the mutual holding company form of ownership.  Upon completion, Citizens Community Federal became a federal stock savings bank subsidiary of Citizens Community Bancorp.  Citizens Community Bancorp was a majority-owned subsidiary of Citizens Community MHC.  Members of Citizens Community Federal became members of Citizens Community MHC and continued to have the same voting rights in Citizens Community MHC after the restructuring as they had in Citizens Community Federal.  After the stock offering, Citizens Community MHC owned 67.83%, or 2,063,100 shares, of the common stock of Citizens Community Bancorp and the remaining 32.17% of the stock was sold to the public.

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

As part of the second-step conversion, each outstanding public share of CCB was exchanged for 1.91067 shares of Citizens Community Bancorp, Inc., the new holding company of Citizens Community Federal. The exchange resulted in an additional 1,826,380 of outstanding shares of the Company for a total of 7,116,380 outstanding shares. Treasury stock held was cancelled.

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

In 2008, the Bank opened eight branches in Walmart supercenters in Wisconsin and Minnesota.  New branches include: Brooklyn Park, Faribault, Hutchinson, Red Wing and Winona, Minnesota. The Bank also moved its existing branches in Black River Falls, Wisconsin Dells and Rice Lake, Wisconsin to the new Walmart supercenter locations in those respective communities. In August 2008, the Bank acquired three American National Bank (ANB) of Beaver Dam, Wisconsin, branches located in Walmart supercenters in Appleton, Fond du Lac and Oshkosh, Wisconsin.

In addition, in October 2008, the Bank signed an agreement with Walmart to open six more branches during 2009. To date, the Company has opened two out of these six new locations in Menomonie, and Neenah, Wisconsin. Citizens intends to open its four remaining branches in Oak Park Heights, Minnesota, and Plover, Shawano and Wisconsin Rapids, Wisconsin, by the end of calendar 2009.

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

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE  3 – STOCK-BASED COMPENSATION

In February 2005, the Recognition and Retention Plan was approved by the Company’s stockholders.  The plan provides for the grant of up to 113,910 shares.  As of March 31, 2009, 70,622 restricted shares were granted under this plan, and 3,643 of these shares were forfeited.  Restricted shares are issued at no cost to the employee and have a five-year vesting period.  The fair value of the restricted shares on the date of issue was $7.04 per share for 63,789 shares and $6.18 for 6,832 shares.  Compensation expense related to these awards was $22,000 for the three months ended March 31, 2009, and $45,000 for the six months ended March 31, 2009.

In February 2005, the 2004 Stock Option and Incentive Plan was approved by stockholders.  The plan provides for the grant of nonqualified and incentive stock options, and stock appreciation rights.  The plan provides for the grant of options for up to 284,778 shares.  At March 31, 2009, 202,197 options had been granted under this plan at a weighted-average exercise price of $7.04 per share.  Options vest over a five-year period.  Unexercised, nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years.  At March 31, 2009, options for 119,047 shares were vested, options for 12,529 shares were forfeited and options for 4,558 shares were exercised.  Of the 202,197 options granted, 185,110 remained outstanding on March 31, 2009.

The Company accounts for stock-based employee compensation related to its stock option plan using the fair-value-based method consistent with the methodology prescribed by SFAS No. 123(R), “Accounting for Stock-Based Compensation,” which the Company adopted on October 1, 2006, as required. Accordingly, the Company records compensation expense whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.  The costs recognized for the three and six month periods ended March 31, 2009, were $17,000 and $33,000 respectively.

In February 2008, the 2008 Equity Incentive Plan was approved by stockholders.  The aggregate number of shares of common stock of Citizens Community Bancorp, Inc. reserved and available for issuance under the Incentive Plan is 597,605.  Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of Citizens Community Bancorp, Inc. common stock.  The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Citizens Community Bancorp, Inc. common stock.  As of March 31, 2009, no grants have been made under this 2008 Equity Incentive Plan.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The weighted average number of shares outstanding for the three-month periods ended March 31, 2009, and 2008, were 5,386,945 and 6,389,073 for basic EPS and 5,386,945 and 6,408,820 for diluted EPS, respectively.  The weighted average number of shares outstanding for the six-month periods ended March 31, 2009, and 2008, were 5,552,631 and 6,500,839 for basic EPS and 5,552,631 and 6,500,839 for diluted EPS, respectively.

On a basic and diluted per-share basis, Citizens Community Bancorp, Inc., reported second-quarter earnings of $0.04 per share, for both the current three-month period and the prior year three-month period.  For the six months, the Company reported basic and diluted earnings of $0.08, versus earnings of $0.11 per share in 2008.

NOTE 5 – FAIR VALUE ACCOUNTING

We measure or monitor some of our assets on a fair value basis. Fair value is used on a recurring basis for certain assets, such as securities available for sale, in which fair value is the primary basis of accounting. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. In accordance with SFAS No. 157, we applied the following fair value hierarchy:

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

In accordance with FASB Staff Position (FSP) FAS157-2, effective date FASB No. 157, the Company has only partially applied FAS No. 157 as of March 31, 2009. The Company has not applied the provisions of FAS No. 157 to goodwill and other intangible assets, and other real estate/collateral owned.

Assets and Liabilities Measured on a Recurring Basis

Fair Value Measurements at March 31, 2009, using:

Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1) (000’s)	Significant Other Observable Inputs (Level 2) (000’s)	Significant Unobservable Inputs (Level 3) (000’s)

Securities Available for Sale	-	-	$ 56,600

For the Company's investments in mortgage-backed securities where quoted prices are not available from identical securities in an active market, the Issuer determines fair value utilizing an independent firm who applies matrix pricing for similar bonds where no price is observable or may compile prices from various sources. These valuation models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Fair values from these models are verified, where possible, to quoted prices for recent trading activity of assets with similar characteristics to the security being valued. Such methods are generally classified as Level 2. However, when prices from independent sources vary (which was the case as of March 31, 2009), and cannot be obtained or cannot be corroborated, a security is generally classified as Level 3.

Level 3 assets are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Generally, we attempt to obtain third-party pricing through our pricing provider, or through third-party brokers who have experience in valuing certain instruments or have knowledge of similar trading activity in such securities. Even when third-party pricing is available, the limited trading activity and illiquidity resulting from the current market conditions has challenged the observablity of these quotations. Due to the continued illiquidity and credit risk, the market value of these securities is highly sensitive to assumption changes and market volatility. With respect to the mortgage- backed securities held as investments the credit markets continue to be disrupted resulting in a continued dislocation and lack of trading activity, therefore 100% of the investment securities are classified as Level 3 securities.

The table below presents a reconciliation for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-months ended March 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (000’s):

Securities
Beginning balance, October 1, 2008	$61,776
Change in unrealized loss	(1,834)
Purchases, issuances and proceeds	(3,342)
Transfers in and/or out of Level 3	-
Ending balance, March 31, 2009	$56,600

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FSB FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to not early adopt this FSP and believes the adoption of this statement will not have a significant effect on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to not early adopt this FSP and believes the adoption of this statement will not have a significant effect on its financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to not early adopt this FSP and believes the adoption of this statement will not have a significant effect on its financial statements.

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

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of March 31, 2009, and the consolidated results of operations for the three months and six months ended March 31, 2009, compared to the same periods in 2008.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

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

In order to differentiate ourselves from our competitors, we have stressed the use of personalized, branch-oriented customer service.  With operations structured around a branch system staffed with knowledgeable and well-equipped employees, our ongoing commitment to training at all levels of our staff remains a key to the Company’s success. As such, our focus is on building and growing banking relationships, in addition to opening new deposit accounts and loans.

On July 1, 2005, Community Plus Savings Bank, located in Rochester Hills, Mich., was acquired through a merger with and into Citizens Community Federal.  At June 30, 2005, Community Plus Savings Bank had total assets of $46.0 million and deposits and other liabilities of $41.8 million, prior to purchase accounting adjustments.

On October 31, 2006, the MHC completed its reorganization into stock form and the Company succeeded to the business of Citizens Community Bancorp, the MHC's former stock holding company subsidiary.  Each outstanding share of common stock of the former mid-tier stock holding company (other than shares held by the MHC which were canceled) was converted into 1.91067 shares of common stock of the Company.  As part of the second-step mutual to stock conversion transaction, the Company sold a total of 5,290,000 shares to eligible members of the MHC in a subscription offering at $10.00 per share, including 341,501 shares purchased by the Company’s employee stock ownership plan with funds borrowed from the Company.

The Bank is a federally chartered stock savings institution with 22 full-service offices – nine stand-alone locations and 13 in-store Walmart supercenter branches.  Citizens acquired a branch in Chippewa Falls, Wisconsin, in November 2002, as well as a branch in Mankato, Minnesota in November of 2003, opened a new branch office in Oakdale, Minnesota on October 1, 2004, and, as noted, acquired Community Plus Savings Bank's Lake Orion and Rochester Hills, Michigan, branches on July 1, 2005.

In 2008, the Bank opened eight branches in Walmart supercenters in Wisconsin and Minnesota.  New branches include: Brooklyn Park, Faribault, Hutchinson, Red Wing and Winona, Minnesota. The Bank also moved its existing branches in Black River Falls, Wisconsin Dells and Rice Lake, Wisconsin to the new Walmart supercenter locations in those respective communities. In August 2008, the Bank acquired three American National Bank (ANB) of Beaver Dam, Wisconsin, branches located in Walmart supercenters in Appleton, Fond du Lac and Oshkosh, Wisconsin.

In addition, in October 2008, the Bank signed an agreement with Walmart to open six more branches during 2009. To date, the Company has opened two out of these six new locations in Menomonie, and Neenah, Wisconsin. Citizens intends to open its four remaining branches in Oak Park Heights, Minn., and Plover, Shawano and Wisconsin Rapids, Wisconsin, by the end of calendar 2009.

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

At March 31, 2009, the Company had total assets of $507.5 million, total deposits of $342.2 million and stockholders' equity of $62.2 million. The Company and the Bank are examined and regulated by the OTS,their primary federal regulator.  The Bank is also regulated by the FDIC.  The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

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

At March 31, 2009, the allowance for loan losses was $1.5 million, or 0.39%, of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in the Company’s loan portfolio. Given the historical performance of its lending portfolio, the Company’s allowance for loan losses is well below comparable peer levels. Citizens is able to maintain a lower loan loss allowance, in part, because it does not participate in any higher risk sub-prime lending or construction lending.

Other Investments

The Company reviews investments accounted for under the cost method for impairment whenever it measures fair value of the investments or, at a minimum, whenever an event or change in circumstances has occurred that may have significant adverse effect on the fair value of the investments.

FINANCIAL CONDITION

Total Assets.  Total Company assets as of March 31, 2009, were $507.5 million, compared with $480.0 million as of September 30, 2008, and $487.6 million as of December 31, 2008, a fiscal year-to-date increase of $27.5 million, or 5.7 percent.  The gain was primarily due to a $30.8 million increase in loans receivable—of which, $24.1 million were generated through the Company’s new Walmart in-store branches. This was partially offset by decreases in cash and cash equivalents to help fund new loan demand.

Cash and Cash Equivalents.  Cash and cash equivalents decreased from $23.7 million on September 30, 2008, to $18.7 million on March 31, 2009.  The decrease was due to use of these funds by the Company to fund new loan demand.

Securities Available for Sale.  Securities available for sale decreased from $61.8 million on September 30, 2008, to $56.6 million on March 31, 2009, a decrease of $5.2 million, or 8.4 percent.  The decrease was a result of a $1.7 million increase in unrealized loss along with $3.5 million in principal and interest payments from the non-agency mortgage-backed securities investments (“MBS”).  While performance of the mortgage-related securities has been subject to rating agency downgrades, the unrealized losses relate principally to the continued dislocation of the securities market.  All securities continue to pay as scheduled despite current market conditions.  When analyzing an issuer’s financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts’ reports.  We continue to monitor the credit quality closely, and to date, securities continue to perform as scheduled and are dollar good. Since management has the ability to hold securities until the foreseeable future for securities available for sale, no declines are deemed to be other-than-temporary.

Loans Receivable.  Loans increased by $30.8 million, or 8.3 percent, to $400.5 million as of March 31, 2009, from $369.7 million as of September 30, 2008, and $383.6 million as of December 31, 2008. At March 31, 2009, the loan portfolio was comprised of $220.7 million of loans secured by real estate, or 55.1 percent of total loans, and $179.7 million of consumer loans, or 44.9 percent of total loans.  Of the $30.8 increase in loans receivable, $24.1 million was originated through the Company’s Walmart in-store branches.

At September 30, 2008, the loan portfolio mix included real estate loans of $204.9 million, or 55.4 percent of total loans, and consumer loans of $164.9 million, or 44.6 percent of total loans.

Allowance for Loan Losses.  The following table is an analysis of the activity in the allowance for loan losses for the three- and six-month periods ended March 31, 2009, and March 31, 2008.

	Three months ended		Six months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Balance at Beginning	$1,327	$983	$1,192	$926
Provisions Charged to Operating Expense	374	196	641	361
Loans Charged Off	(168)	(118)	(305)	(233)
Recoveries on Loans	12	7	17	14
Balance at End	$1,544	$1,068	$1,544	$1,068

Office Properties and Equipment.  Total investment in office properties and equipment was $6.7 million at March 31, 2009, and $5.9 million on September 30, 2008.  The increase was primarily the result of the new Walmart in-store branches opened or in the process of opening.

Deposits. Deposits grew to $342.2 million at March 31, 2009, from $297.2 million at September 30, 2008, and $315.7 million at December 31, 2008. The increase for the six-month period of $45.0 million was primarily a result of core deposit growth (which includes all deposits excluding CDs) from the Company’s Walmart supercenter in-store branch locations combined with CD growth.  $35.2 million of the deposit growth came from the Company’s Walmart supercenter branch locations; of that, $25.0 million was core deposit growth.

Borrowed Funds.  FHLB advances decreased from $110.2 million on September 30, 2008, to $99.2 million on March 31, 2009, as deposit growth provided the funds to pay off maturing FHLB advances.

Shareholders’ Equity. Total equity was $62.2 million at March 31, 2009, versus $68.5 million at September 30, 2008. The decrease was due to the buyback of shares under Citizens’ previously announced share repurchase program (since September 2007, the Company has repurchased 1.6 million of its common shares); dividends paid; and an increase in the unrealized loss of investment securities available for sale of $2.2 million, net of tax, related to the revaluation of the Company’s MBS portfolio. The Company does not believe there is any other-than-temporary impairment of these securities at March 31, 2009.

Asset Quality.  The Company’s non-performing assets were $4.8 million at March 31, 2009, or 0.94 percent of total assets. This was up from $3.3 million, or 0.68 percent of total assets, at September 30, 2008, and $4.4 million, or 0.91 percent, at December 31, 2008. The increases since September 30, 2008, and December 31, 2008, were due to increases in non-performing one- to four-family residential loans, as well as new non-real estate consumer loans moving into the non-performing category.

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

Net charge-offs for the three months ended March 31, 2009, were $156,000, versus $132,000 at December 31, 2008, and $111,000 for the three months ended March 31, 2008. The annualized net charge-offs to average loans receivable was 0.16 percent for the three months ended March 31, 2009, compared to 0.14 percent for the December period, and 0.13 percent for the three months ended March 31, 2008.

Net charge-offs for the six months ended March 31, 2009, were $288,000, versus $219,000 for the six months ended March 31, 2008.  The annualized net charge-offs to average loans receivable was 0.15 percent for the six months ended March 31, 2009, compared to 0.13 percent for the six months ended March 31, 2008. The Company’s net charge-offs, while up slightly from year-earlier levels, remain at levels considerably below comparable peer company norms.

Liquidity and Asset / Liability Management.  The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit, and for payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets, those which can be converted into cash and access to additional sources of funds. Primarily, liquid assets of the Company are cash and cash equivalents, other interest-bearing deposits and maturing loans.  Advances from the FHLB system represent the Company’s primary source of immediate additional liquidity, and are maintained at a level necessary to fulfill needs.  Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a regular basis to lessen the impact of interest rate changes. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan-to-deposit ratio, competitors’ rates and the cost of borrowing funds versus the ability to attract deposits.  The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk.

Off-Balance Sheet Liabilities.  The Company has financial instruments with off-balance sheet risk.  These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit.  As of March 31, 2009, the Company had $8.6 million in unused commitments, compared to $7.6 million in unused commitments as of September 30, 2008.

Capital Resources.  Capital ratios applicable to the Bank as of March 31, 2009, and September 30, 2008, were as follows:

Capital Ratios
	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of March 31, 2009 (Unaudited)
Total capital (to risk weighted assets)	$47,649,000	14.3%	$26,704,000	>=	8.0%	$33,381,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$46,759,000	14.0%	$13,352,000	>=	4.0%	$20,028,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$46,759,000	9.3%	$20,176,000	>=	4.0%	$25,220,000	>=	5.0%

Tangible capital (to tangible assets)	$46,759,000	9.3%	$7,566,000	>=	1.5%	NA		NA

As of September 30, 2008 (Audited)
Total capital (to risk weighted assets)	$46,591,000	15.3%	$24,340,000	>=	8.0%	$30,425,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$45,821,000	15.1%	$12,170,000	>=	4.0%	$18,255,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$45,821,000	9.6%	$19,023,000	>=	4.0%	$23,778,000	>=	5.0%

Tangible capital (to tangible assets)	$45,821,000	9.6%	$7,134,000	>=	1.5%	NA		NA

Management intends to maintain capital levels in the well-capitalized category established by regulatory authorities.  The Bank was categorized as “well capitalized” under the regulatory framework for capital adequacy as of March 31, 2009, and September 30, 2008.

Results of Operations

Overview. For the second quarter and first six months of fiscal 2009, the Company’s total assets increased, its new Walmart in-store branches delivered deposit and loan growth and the Company was profitable. Year over year, net income declined. The fiscal 2009 second-quarter and six-month decreases resulted mainly from two factors. First, the Company increased its 2009 second-quarter provision for loan losses by $178,000 to $374,000 from the fiscal 2009 period. For the six months, the Bank’s loan loss provision rose by $280,000 to $641,000, versus the fiscal 2008 six months. Both increases were due to the current economic environment. The second factor was planned salaries and benefits, occupancy and other expenses associated with the Company’s continued growth, primarily the openings of Company’s Walmart supercenter branches.

Consistent with the fiscal 2009 first quarter, Citizens saw a continuing trend of one- to four-family residential real-estate appraisals being adversely impacted by the current economic crisis during the second quarter. As a result, new loans being considered for approval, which otherwise met Citizens’ underwriting criteria, were not approved. Despite this trend, the Company’s overall loan volume is ahead of previous periods, being driven by its new Walmart supercenter locations.

The Company anticipates continued loan and deposit growth going forward. The Company believes the new Walmart retail locations will continue to offer excellent potential for additional core deposit and loan growth, and are consistent with Citizens Community Federal’s expansion strategy. Since March 3, 2008, the Company has opened 13 branch locations, and is pleased with the performance of these locations.

According to the Company, 10 of Citizens’ Walmart branches were opened after July 1, 2008, and before March 31, 2009. As of March 31, 2009, the Company’s Walmart in-store locations (comprised of 12 branches at that date) have delivered:

•	Total new deposits since March 3, 2008, of $53.7 million—of this, $36.3 million was core deposits; and
•	Total new loan gains since March 3, 2008, of $30.2 million—of this, $8.4 million consisted of real estate loans and $21.8 million of consumer loans.

Net Income.  For the fiscal 2009 second quarter, the Company reported net income of $193,000, versus net income of $246,000 for the prior-year second quarter. Net income for the six months ended March 31, 2009, totaled $459,000, versus $701,000 for the prior year six-month period.

As previously mentioned, the fiscal 2009 second-quarter and six-month decreases resulted mainly from two factors. First, the Company increased its 2009 second-quarter provision for loan losses by $178,000 to $374,000 from the fiscal 2009 period. For the six months, Citizens’ loan loss provision rose by $280,000 to $641,000, versus the fiscal 2008 six months. Both increases were due to the current economic environment. The second factor was planned salaries and benefits, occupancy and other expenses associated with the Company’s continued growth, primarily the openings of Citizens’ Walmart supercenter branches.

On a basic and diluted basis, Citizens Community Bancorp, Inc. fiscal second-quarter earnings were $0.04 per share for both the current year and the prior year.  For the six months, the Company reported basic and diluted earnings of $0.08 per share versus $0.11 in 2008.

Net interest margin increased from 2.95 percent to 3.19 percent for the three-month period ended March 31, 2009, compared to the prior-year three months. For the six months, net interest margin increased from 2.98 percent to 3.11 percent for the six-month period ended March 31, 2009, compared to the prior year six-month period.  Interest spread increased to 2.84 percent for the 2009 second quarter, compared to 2.30 percent for the prior-year second quarter.  For the six-month period, interest spread increased to 2.74 percent from 2.29 percent for the prior year six-month period.  The increases in net interest margin and interest spread for both periods were a result of the cost of interest-bearing liabilities falling at a faster pace than the yields on earning assets.

Total Interest and Dividend Income.  Total interest income increased by $1.1 million to $7.5 million for the three-month period ended March 31, 2009, from $6.4 million for the same period in 2008.  Total interest income increased by $2.1 million to $14.8 million for the six-month period, from $12.7 million for the prior year six-month period.  The increase for both periods was largely a result of an increase in the average balance of loans receivable from strong loan demand due to marketing efforts at the Walmart in-store branch office, partially offset by a decline in earning asset yield as a result of declining market rates.  The average balance of loans receivable increased from $339.0 million for the prior fiscal year second quarter to $391.4 million for the current year second quarter.  The average balance of loans receivable increased from $333.8 million to $384.2 million for the six-month prior year period compared to the current six-month period.  The yield on average loans receivable decreased from 6.70 percent to 6.68 percent for the three-month period ended March 31, 2008, and 2009, respectively.  For the six-month periods, the yield on the average loans receivable decreased from 6.71 percent to 6.69 percent ended March 31, 2008, and 2009, respectively.

Total Interest Expense.   Total interest expense increased $237,000 to $3.7 million for the quarter ended March 31, 2009, from $3.5 million for the prior year period.  For the current six-month period, interest expense increased $700,000 to $7.5 million, from $6.8 million for the prior year six-month period.   The increase for both periods was the result of an increase in the average balance of deposits, partially offset by a decline in the rates paid as a result of declining market rates. The average balance of interest-bearing liabilities increased from $339.3 million for the prior year three-month period ended March 31, 2008 to $430.6 million for the current three-month period.  The average balance of interest- bearing liabilities increased from $328.7 million for the prior year six-month period to $422.8 million for the current six-month period.

The average cost of interest-bearing liabilities decreased from 4.09 percent for the prior year three-month period ended March 31, 2008, to 3.49 percent for the current three-month period.  The average cost of interest-bearing liabilities decreased from 4.13 percent for the prior year six-month period to 3.56 percent for the current year six-month period.    The decrease for both periods was a result of lower deposit costs due to declining CD yields, the growth of lower costing core deposits via our Walmart in-store branches and the decline in the cost of FHLB advances.

Net Interest Income.  Net interest income before provision for loan losses increased by $783,000, to $3.8 million for the three-month period ended March 31, 2009, compared to $3.0 million for the prior year three-month period.  Net interest income increased by $1.4 million to $7.3 million from $5.9 million for the six-month periods ended March 31, 2009 and 2008, respectively.  Largely responsible for the increase in both periods was a rise in the average balance of interest-earning assets, partially offset by a rise in the average balance of interest-bearing liabilities, combined with an increase in the net interest spread as a result of the cost of interest-bearing liabilities declining at a faster pace than the earnings yield of interest-earning assets discussed earlier.

Provision for Loan Losses.  Citizens establishes the provision for loan losses, which is charged to operations, at a level management believes will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Based on the Company’s evaluation of these factors, we made provisions of $374,000 and $196,000 for the three-month periods ended March 31, 2009, and March 31, 2008, respectively. For the six-month period ended March 31, 2009, we made provisions of $641,000, compared to provisions of $361,000 for the prior year six-month period.  The fiscal 2009 three- and-six month increases were driven by a higher average balance of loans, as well as an increase in non-performing loans addressed previously. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change.  We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

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

Non-Interest Income. Non-interest income increased to $476,000 for the three months ended March 31, 2009, versus $387,000 for the comparable 2008 period.  For the six months, non-interest income increased to $953,000 from $815,000 for the prior year six-month period.  The increase for both periods was primarily the result of service charges on deposit accounts that were generated from core deposit growth at the Company’s Walmart in-store locations.

Non-Interest Expense. Non-interest expense increased from $2.7 million for the quarter ended March 31, 2008, to $3.6 million for the quarter ended March 31, 2009.  Sequentially, non-interest expense rose from $3.3 million in the fiscal 2009 first quarter. Non-interest expense increased from $5.2 million for the six-month period ended March 31, 2008, compared to $6.9 million for the 2009 six-month period. The increase for both periods resulted again mainly from the planned growth costs associated with the Company’s Walmart supercenter branch expansions. These expansions strongly contributed to deposit and loan growth.

Income Tax Expense.   Income tax expense decreased to $114,000 for the three-month period ended March 31, 2009, from $181,000 for the year-ago three-month period. Income tax expense decreased to $321,000 for the six-month period ended March 31, 2009, compared to $473,000 for the prior year six-month period.  The decreases came as a result of the lower overall earnings reflected in the current periods versus the prior-year comparisons.

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

As of March 31, 2009, $178.1 million of loans in our portfolio included a payable-on-demand clause.  We have not utilized the clause since fiscal 2000 because, in management's view, it has not been appropriate.  Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide Citizens Community Federal with some protection against the impact on net interest margin of sharp and prolonged interest rate increases.  It is Citizens Community Federal’s policy to write the majority of its real estate loans with a payable-on-demand clause.  The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; desire to restructure the balance sheet; an individual borrowers unsatisfactory payment history; and, the remaining term to maturity.

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

   The following table sets forth, at December 31, 2008, (the most recent date for which information is available) an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments).  As of December 31, 2008, due to the current level of interest rates, the OTS no longer provided NPV estimates for decreases in interest rates greater than 100 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)

+300 bp	$24,590	$(6,254)	(20)%	5.30%	(112)bp
+200 bp	27,422	(3,422)	(11)%	5.84	(59)bp
+100 bp	29,587	(1,257)	(4)%	6.22	(20)bp
+50 bp	30,333	(511)	(2)%	6.35	(8)bp
0 bp	30,844			6.42
-50 bp	30,846	2	0%	6.40	(2)bp
-100 bp	30,538	(306)	(1)%	6.32	(10)bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

For comparative purposes, the table below sets forth, at December 31, 2007, an analysis of Citizen Community Federal's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments).  As of December 31, 2007, due to the then current level of interest rates, the OTS did not provide NPV estimates for decreases in interest rates greater than 200 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)

+300 bp	$36,348	$(5,585)	(13)%	9.38%	(100) bp
+200 bp	38,685	(3,247)	(8)%	9.83	(55) bp
+100 bp	40,591	(1,341)	(3)%	10.18	(21) bp
+50 bp	41,339	(593)	(1)%	10.30	(8) bp
0 bp	41,932			10.38
50 bp	42,338	406	1%	10.42	4 bp
-100 bp	42,617	685	2%	10.44	5 bp
-200 bp	42,720	788	2%	10.36	(2) bp

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

The OTS uses certain assumptions in assessing the interest rate risk of savings associations.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of March 31, 2009, was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the six months ended March 31, 2009, that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity during the three months ended
March 31, 2009.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares That May
	Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
Jan. 1, 2009 through
Jan. 31, 2009	198,807	$6.98	198,807	274,482
Feb. 1, 2009 through
Feb. 28, 2009	91,758	6.93	91,758	182,724
March 1, 2009 through
March 31, 2009	182,724	6.87	182,724	0
Total	473,289	6.94	473,289	0

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders, dated February 26, 2009, two items of business were voted upon:  The nominees to serve on the Board of Directors for terms to expire in the year 2012, and the ratification of the appointment of Wipfli, LLP as independent auditors for the Company for the fiscal year ending September 30, 2009.

	Election of Directors
	FOR	WITHHELD
Brian R Schilling	85.7%	14.3%
David B. Westrate	89.1%	10.9%

	Ratification of Auditors
	FOR	AGAINST	WITHHELD
	94.2%	5.4%	0.04%

Item 5.    OTHER INFORMATION

Not applicable.

Item 6.    EXHIBITS

(a)	Exhibits

31.1	Rule 13a-15(e) Certification of the Company’s President and Chief Executive Officer

31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer

32.0	Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: May 11, 2009	By:	/s/ James G. Cooley
James G. Cooley
President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ John Zettler
John Zettler
Chief Financial Officer