Form 10-Q
period 2009-06-30
Citizens Community Bancorp Inc.
filed 2009-08-19
CIK 1367859

UNITED STATES
SECURIT1ES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2009.
OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
   For the transition period from ______________________________ to ______________________________________

 Commission file number:  001-33003

CITIZENS COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-5120010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2174 East Ridge Center, Eau Claire, WI 54701
(Address of principal executive offices)

715-836-9994
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer, ” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (Check one):

Large accelerated filer [  ]              Accelerated filer [  ]              Non-Accelerated filer[  ]          Smaller reporting company [X]
(do not check if a smaller
                          reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes [  ]                No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

At August 19, 2009, there were 5,477,475 shares of the registrant’s common stock outstanding.

CITIZENS COMMUNITY BANCORP, INC.

Part I – FINANCIAL INFORMATION Item 1. Financial Statements (Unaudited)
CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2009, unaudited, September 30, 2008, derived from audited financial statements
		(in thousands)
Assets	June 30, 2009	September 30, 2008
Cash and cash equivalents	$23,385	$23,666
Other interest-bearing deposits	4,312	371
Securities available-for-sale (at fair value)	61,384	61,776
Federal Home Loan Bank stock	6,040	5,787
Loans receivable	426,313	369,710
Allowance for loan losses	(1,703)	(1,192)
Loans receivable - net	424,610	368,518
Office properties and equipment - net	7,568	5,916
Accrued interest receivable	2,077	1,726
Intangible assets	1,232	1,481
Goodwill	5,593	5,593
Other assets	10,493	5,202
TOTAL ASSETS	$546,694	$480,036

Liabilities and Stockholders' Equity	June 30, 2009	September 30, 2008
Liabilities:
Deposits	$365,897	$297,243
Federal Home Loan Bank advances	120,805	110,245
Other liabilities	4,155	4,072
Total liabilities	490,857	411,560

Stockholders' equity:
Common stock - 5,477,475 and 6,226,995 shares outstanding, respectively	55	62
Additional paid-in capital	56,919	62,192
Retained earnings	8,005	12,550
Unearned ESOP shares	(3,070)	(3,416)
Unearned deferred compensation	(59)	(126)
Accumulated other comprehensive loss	(6,013)	(2,786)
Total stockholders' equity	55,837	68,476
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$546,694	$480,036

See accompanying notes to condensed consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Income - Unaudited
For the Three and Nine Months Ended June 30, 2009 and 2008
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest and Dividend Income:
Interest and fees on loans	$6,883	$5,773	$19,697	$16,999
Other interest and dividend income	975	1,011	3,010	2,485
Total interest and dividend income	7,858	6,784	22,707	19,484
Interest expense:
Interest on deposits	2,495	2,316	7,649	6,669
Borrowings	1,084	1,273	3,442	3,728
Total interest expense	3,579	3,589	11,091	10,397
Net interest income	4,279	3,195	11,616	9,087
Provision for loan losses	324	182	965	543
Net interest income after provision for loan losses	3,955	3,013	10,651	8,544

Noninterest Income:
Other than temporary impairment
Total impairment losses	(12,502)	-	(12,502)	-
Losses recognized in other comprehensive income	5,266	-	5,266	-
Net impairment losses recognized in earnings	(7,236)	-	(7,236)	-
Service charges on deposit accounts	336	263	968	755
Insurance commissions	84	80	265	253
Loan fees and service charges	71	71	206	215
Impairment on mortgage-backed securities	(7,236)	0	(7,236)	0
Other	3	3	8	9
Total noninterest income (loss)	(6,742)	417	(5,789)	1,232

Noninterest expense:
Salaries and related benefits	1,982	1,413	5,533	4,230
Occupancy - net	562	320	1,582	885
Office	372	292	1,128	791
Data processing	96	83	299	271
Amortization of core deposit	84	75	250	226
Advertising, marketing and public relations	52	31	173	96
FDIC insurance premium and special assessment	379	45	494	127
Professional services	201	176	535	439
Other	352	322	955	864
Total noninterest expense	4,080	2,757	10,949	7,929

Income (loss) before provision (benefit) for income tax	(6,867)	673	(6,087)	1,847
Provision (benefit) for income taxes	(2,735)	284	(2,414)	757

Net income (loss) attributable to common stockholders	$(4,132)	$389	$(3,673)	$1,090

Per share information:
Basic earnings (loss)	$(0.80)	$0.06	$(0.68)	$0.17
Diluted earnings (loss)	$(0.80)	$0.06	$(0.68)	$0.17
Dividends paid	$0.05	$0.05	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements

Consolidated Statements of
Changes in Stockholders' Equity - Unaudited
For the Nine Months ended June 30, 2009 and 2008
(in thousands, except Shares)
Nine Months Ended June 30, 2009	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance - Beginning of Period	6,226,995	$62	$62,192	$12,550	$(3,416)	$(126)	$(2,786)	$68,476
Comprehensive loss:
Net (loss) attributable to common shareholders				(3,673)				(3,673)
Pension curtailment, net of tax*							194	194
Amortization of unrecognized prior service costs and net gains/losses, net of tax							215	215
Net unrealized loss on available for sale securities, net of tax							(8,339)	(8,339)
Change in unrealized losses on securities available for sale for OTTI write-down, net of tax							4,703	4,703
Total comprehensive loss								(6,900)

Common Stock Repurchased	(749,520)	(7)	(5,253)					(5,260)
Stock option expense			50					50
Committed ESOP shares					346			346
Appreciation (Depreciation) in fair value of ESOP shares charged to expense			(70)					(70)
Amortization of restricted stock						67		67
Cash dividends ($0.15 per share)				(872)				(872)
Balance - End of Period	5,477,475	$55	$56,919	$8,005	$(3,070)	$(59)	$(6,013)	$55,837

*Includes curtailment of $323 ($129, net of tax)
Nine Months Ended June 30, 2008	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance - Beginning of Period	7,118,205	$71	$69,934	$12,420	$(3,877)	$(207)	$(192)	$78,149
Comprehensive income:
Net income				1,090				1,090
Amortization of unrecognized prior service costs and net gains/losses, net of tax							41	41
Net unrealized gain on available for sale securities, net of tax							(940)	(940)
Total comprehensive income								191

Common stock repurchased	(891,210)	(9)	(7,846)					(7,855)
Stock option expense			54					54
Committed ESOP shares					346			346
Appreciation in fair value of ESOP shares charged to expense			26					26
Cancellation of unvested restricted stock			11			(11)		0
Amortization of restricted stock						70		70
Cash dividends ($0.15 per share)				(1,032)				(1,032)
Balance - End of Period	6,226,995	$62	$62,179	$12,478	$(3,531)	$(148)	$(1,091)	$69,949

See accompanying notes to condensed consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows - Unaudited
For the Nine Months Ended June 30, 2009 and 2008
	June 30, 2009	June 30, 2008
	(Thousands)	(Thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$(3,673)	$1,090
Adjustments to reconcile net income to net cash provided
by operating activities:
Net securities (accretion) and amortization	$(263)	$166
Provision for depreciation	683	342
Provision for loan losses	965	543
Impairment on mortgage-backed securities	7,236	0
Amortization of purchase accounting adjustments	(40)	(52)
Amortization of core deposit intangible	249	226
Amortization of restricted stock	67	70
Provision for stock options	50	54
Benefit for deferred income taxes	(3,276)	(678)
Net Change in loans held for sale	0	(114)
ESOP contribution expense (benefit) in excess of shares released	(70)	26
Increase in accrued interest receivable and other assets	(408)	(253)
Increase (decrease) in other liabilities	493	(709)
Total adjustments	5,686	(379)
Net cash provided by operating activities	2,013	711
Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	(253)	(965)
Purchase securities available for sale	(20,004)	(31,839)
Net change in interest-bearing deposits	(3,941)	0
Proceeds from principal repayments on securities available for sale	7,828	3,939
Net increase in loans	(57,019)	(33,877)
Net capital expenditures	(2,333)	(947)
Net cash used in investing activities	(75,722)	(63,689)
Cash flows from financing activities:
Increase in borrowings	10,560	16,049
Increase in deposits	68,654	61,537
Repurchase shares of common stock	(5,260)	(7,855)
Reduction in unallocated shares held by ESOP	346	346
Cash dividends paid	(872)	(1,032)
Net cash provided by financing activities	73,428	69,045
Net increase (decrease) in cash and cash equivalents	(281)	6,067
Cash and cash equivalents at beginning	23,666	6,354
Cash and cash equivalents at end	$23,385	$12,421

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$7,646	$6,669
Interest on borrowings	3,504	3,697
Income taxes	925	969
Noncash supplemental information: Impairment on mortgage-backed securities	$7,236	$0

See accompanying notes to condensed consolidated financial statements.

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

Proceeds from the stock offering, net of the ESOP loan, totaled $7,974,296.  $4,533,328 was used to purchase 100% (3,041,750 shares) of Citizens Community Federal’s stock and $3,340,968 was retained by CCB for short-term investments and general corporate purposes.  The restructuring included a series of transactions by which the corporate structure of Citizens Community Federal was converted from a mutual savings bank to the mutual holding company form of ownership.  Upon completion, Citizens Community Federal became a federal stock savings bank subsidiary of CCB.  CCB was a majority-owned subsidiary of Citizens Community MHC.  Members of Citizens Community Federal became members of Citizens Community MHC and continued to have the same voting rights in Citizens Community MHC after the restructuring as they had in Citizens Community Federal.  After the stock offering, Citizens Community MHC owned 67.83%, or 2,063,100 shares, of the common stock of CCB and the remaining 32.17% of the stock was sold to the public.

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

On October 31, 2006, a second-step conversion was completed in which Citizens Community MHC converted to stock form. Through this transaction, Citizens Community MHC and CCB ceased to exist and were replaced by Citizens Community Bancorp, Inc. as the holding company for the Bank. A total of 5,290,000 shares of common stock were sold in the offering at $10 per share through which the Company received proceeds of $51,238,000, net of offering costs of $1,662,000. The Company contributed $25,619,000, or approximately 50%, of the net proceeds to the Bank in the form of a capital contribution. The Company lent $3,415,010 to the ESOP and the ESOP used those funds to acquire 341,501 shares of Company stock at $10 per share.

 As part of the second-step conversion, each outstanding public share of CCB was exchanged for 1.91067 shares of common stock of Citizens Community Bancorp, Inc., the new holding company of Citizens Community Federal. The exchange resulted in the issuance of an additional 1,826,380 shares of the Company's common stock for a total of 7,116,380 outstanding shares. Treasury stock held was cancelled.

The consolidated income of the Company is principally derived from the Bank's income.  The Bank originates residential and consumer loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan.  The Bank acquired a branch in Chippewa Falls, Wisconsin in November 2002, a branch in Mankato, Minnesota in November of 2003, opened a new branch office in Oakdale, Minnesota on October 1, 2004, and, as noted above, acquired Community Plus Savings Bank's Lake Orion and Rochester Hills, Michigan, branches on July 1, 2005.

In 2008, the Bank opened eight branches in new locations in Wisconsin and Minnesota.  New branches were located in: Brooklyn Park, Faribault, Hutchinson, Red Wing and Winona, Minnesota. The Bank also moved its existing branches in Black River Falls, Wisconsin Dells and Rice Lake, Wisconsin to new locations in those respective communities. In August 2008, the Bank acquired three American National Bank (ANB) of Beaver Dam, Wisconsin, branches located in Appleton, Fond du Lac and Oshkosh, Wisconsin.

In addition, in October 2008, the Bank signed an agreement to open six more branches during 2009.  Through June 30, 2009, the Company opened branches in Menomonie, Neenah, Wisconsin Rapids and Shawano, Wisconsin.  After the end of the June 30th quarter, the Company opened its final two of the previously announced new branches in Oak Park Heights, Minnesota and Plover, Wisconsin.

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

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE  3 – STOCK-BASED COMPENSATION

In February 2005, the Recognition and Retention Plan was approved by the Company’s stockholders.  The plan provides for the grant of up to 113,910 shares.  As of June 30, 2009, 70,622 restricted shares were granted under this plan, and 3,643 of these shares were forfeited.  Restricted shares are issued at no cost to the employee and have a five-year vesting period.  The fair value of the restricted shares on the date of issue was $7.04 per share for 63,789 shares and $6.18 for 6,832 shares.  Compensation expense related to these awards was $22,000 for the three months ended June 30, 2009, and $67,000 for the nine months ended June 30, 2009.

In February 2005, the 2004 Stock Option and Incentive Plan was approved by the Company’s stockholders.  The plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights.  The plan provides for the grant of awards for up to 284,778 shares of common stock.  At June 30, 2009, 202,197 options had been granted under this plan at a weighted-average exercise price of $7.04 per share.  Options vest over a five-year period.  Unexercised, nonqualified stock options expire in 15 years and unexercised incentive stock options expire in 10 years.  At June 30, 2009, options for 119,047 shares were vested, options for 12,529 shares were forfeited and options for 4,558 shares were exercised.  Of the 202,197 options granted, 185,110 remained outstanding on June 30, 2009.

The Company accounts for stock-based employee compensation related to its Stock Option and Incentive Plan using the fair-value-based method consistent with the methodology prescribed by SFAS No. 123(R), “Accounting for Stock-Based Compensation,” which the Company adopted on October 1, 2006, as required. Accordingly, the Company records compensation expense based on the value of the award as measured on the grant date and recognizes that cost over the vesting period.  The compensation costs recognized for the three and nine-month periods ended June 30, 2009 were $17,000 and $50,000, respectively.

In February 2008, the 2008 Equity Incentive Plan was approved by the Company’s stockholders.  The aggregate number of shares of common stock of the Company reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares.  Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company's common stock.  The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock.  In October 2008, the Compensation Committee suspended consideration of distributions under this plan, and as of June 30, 2009, no grants have been made under this 2008 Equity Incentive Plan.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The weighted average number of shares outstanding for the nine-month periods ended June 30, 2009, and 2008, were 5,147,310 and 6,108,223 for basic EPS and 5,147,310 and 6,124,057 for diluted EPS, respectively.  The weighted average number of shares outstanding for the nine-month periods ended June 30, 2009, and 2008, were 5,431,035 and 6,340,884 for basic EPS and 5,431,035 and 6,702,223 for diluted EPS, respectively.

On a basic and diluted per-share basis, the Company reported third-quarter earnings (loss) of ($0.80) per share, for the current three-month period compared to $0.06 per share for the prior year three-month period.  For the nine months ended June 30, 2009, the Company reported basic and diluted earnings (loss) of ($0.68), versus earnings of $0.17 per share in 2008.

NOTE 5 – FAIR VALUE ACCOUNTING

We measure or monitor some of our assets on a fair value basis. Fair value is used on a recurring basis for certain assets, such as securities available for sale and loans, in which fair value is the primary basis of accounting. Fair value is defined as the price that would be received for the sale of an asset in an orderly transaction between market participants at the measurement date. In accordance with SFAS No. 157, we apply the following fair value hierarchy:

Level 1- Assets for which an identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

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

In accordance with FASB Staff Position (FSP) FAS157-2, effective date FASB No. 157, the Company has only partially applied FAS No. 157 as of June 30, 2009. The Company has not applied the provisions of FAS No. 157 to goodwill and other intangible assets or to other real estate/collateral owned.

In April 2009, The FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability  Have Significantly Decreased and Identifying Transactions that Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with FASB statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances which indicate a transaction is not orderly.  The adoption of this FSP did not materially impact the methodology used to value some of our available for sale securities.

Assets and Liabilities Measured on a Recurring Basis

Fair Value Measurements at June 30, 2009, using:

Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1) (000’s)	Significant Other Observable Inputs (Level 2) (000’s)	Significant Unobservable Inputs (Level 3) (000’s)

Securities Available for Sale	-	20,347	$41,037

In estimating the fair values for investment securities available for sale, we believe that independent third-party market prices are the best evidence of exit price and, where available, base our estimates on such prices. If such third-party market prices are not available, we obtain independent third-party valuations.  Where market observable data is not available due to market conditions in an illiquid market, the valuation of financial instruments becomes more subjective and involves substantial judgment.  Additionally, there may be inherent risk in the valuation calculation and changes in underlying assumptions, including estimates of future cash flow and discount rates that could significantly affect future values.

Level 3 assets are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Due to the continued illiquidity and credit risk, the market value of these securities is highly sensitive to assumption changes and market volatility. With respect to mortgage backed securities (MBS) held as investments by the Company, the credit markets continue to be disrupted resulting in a continued dislocation and lack of trading activity.  The valuation used both observable as well as unobservable inputs to assist in the Level 3 valuation of its investment portfolio, employing a methodology that considers future cash flows along with risk-adjusted returns.  The inputs in this methodology are as follows: ability and intent to hold to maturities, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, position within cash flow structure, liquidity, losses to the Trust, expected future cash flows and rating agency actions.  The Company had an independent valuation of all Level 3 securities in the current quarter.  Based on the evaluation, the estimated unrealized loss net of tax was $6.0 million.  The Company recorded other than temporary impairment of $7.2 million and unrealized market loses of $9.6 million.

The table below presents a reconciliation for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (000’s):

Beginning Balance, October 1, 2008	$61,233
Other than temporary impairment	$(7,236)
Reclassification adjustment for realized loses in other comprehensive income	7,236
Purchases, issuances and settlements	$(7,361)
Changes in unrealized losses	$(12,835)
Ending Balance, June 30, 2009	$41,037

The Company currently has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

Fair Values of Financial Instruments

Current accounting standards require that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions for the Company’s financial instruments are summarized below for financial instruments not previously disclosed.

Cash and Cash Equivalents

The carrying values approximate the fair values for these assets.

Interest-Bearing Deposits

The carrying values approximate the fair values for these assets.

Loans

Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company’s repayment schedules for each loan classification.

Federal Home Loan Bank Stock

Federal Home Loan Bank Stock is carried at cost, which is its redeemable fair value since the market for the stock is restricted (see Note 6).

Accrued Interest Receivable and Payable

The carrying amount of accrued interest approximates its fair value.

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date. The fair value of certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates.

Borrowed Funds

The fair value of long-term borrowed funds is estimated using discounted cash flows based on the Bank’s current incremental borrowing rates for similar borrowing arrangements.  The carrying value of short-term borrowing approximates its fair value.

Off-Balance-Sheet Instruments

The fair value of off-balance sheet commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the customers. Since this amount is immaterial, no amounts for fair value are presented.

The carrying amount and estimated fair value of financial instruments at September 30, 2008 and June 30, 2009 were as follows (000’s):

	June 30, 2009		September 30, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$23,385	$23,385	$23,666	$23,666
Interest bearing deposits	4,312	4,312	371	371
Securities available for sale	61,384	61,384	61,776	61,776
Loans receivable	424,610	427,568	368,518	367,153
FHLB Stock	6,040	6,040	5,787	5,787
Accrued interest receivable	2,077	2,077	1,726	1,726

Financial Liabilities:
Deposits	365,897	367,704	297,243	301,803
Borrowed funds	120,805	125,334	110,245	111,339
Accrued interest payable	353	353	412	412

Limitations

Fair value estimates are made at a specific time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, other assets, and other liabilities.

In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 6 – FEDERAL HOME LOAN BANK STOCK

The Company is required to be a member of and maintain a certain amount of capital stock of the FHLB of Chicago ("FHLB") to obtain an advance from the FHLB.  As of June 30, 2009 the carrying amount of the Company's investment in FHLB stock was $6.0 million.  There is no ready market for the FHLB stock nor is there any quoted market values for the FHLB stock because shares can only be purchased or sold between members of the FHLB at the stock's $100 par value.  As a result, the Company accounts for this investment as a long-term asset and carries it at cost. The Company reviews this investment for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others, whenever it measures the fair value of the investment or, at a minimum, whenever an event or change in circumstances has occurred that may have significant adverse effect on the fair value of the investment.

On October 10, 2007, the FHLB entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board ("Finance Board"). Under this order, the FHLB must maintain certain minimum capital ratios; therefore, restricting capital stock repurchases and redemptions, including redemptions upon membership withdrawal, without approval of the Director of the Office of Supervision of the Finance Board.   As a result of this order, coupled with net losses over several periods, and the restrictions placed on stock redemptions, the Company considers the following in order to determine whether the FHLB stock should be classified as other-than-temporarily impaired:

●	Significance and length of the decline in net assets compared to the capital stock;

●	Commitments by the FHLB to make payments required by law or regulation;

●	Impact of legislative and regulatory changes; and

●	Liquidity position of the FHLB.

After considering these factors and the Company's intention and ability to hold the FHLB stock for the time necessary to recover the initial investment, the Company determined that the FHLB stock was not impaired as of June 30, 2009.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, the Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No.115. This statement allows companies to elect to measure certain financial assets and liabilities at fair value, and with changes in fair value recognized in the income statement each period. This pronouncement is effective for financial statements issued for fiscal years beginning after January 1, 2008.  We did not elect to adopt the fair value option for any financial assets or liabilities. We are continuing to study the impact of this statement on our financial results.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets – an amendment of FAS 140 (“SFAS 166”) which, among other things, amends the criteria for whether a transfer qualifies for sale accounting when only a portion of a financial asset is transferred.  This guidance impacts many types of financial assets (e.g. loan participations, sales of mortgages or installment loans) occurring after the effective date of November 15, 2009.  The adoption of SFAS 166 is not expected to have a material effect on our consolidated financial statements.

In June 2009, FASB also issued SFAS 167, Amendments to FASB Interpretation No. 46 (“SFAS 167”) which changes the consolidation rules as they apply to variable interest entities.  This guidance is effective January 1, 2010 and is intended to address concerns about companies’ ability to structure transactions to avoid consolidation.  The adoption of SFAS 167 is not expected to have a material effect on our consolidated financial statements.

On July 1, 2009, the FASB accounting standards codification became the single source of authoritative nongovernmental U.S. GAAP.  The Codification, which will be effective in the third quarter of 2009, is not intended to change GAAP but will change references in financial statements and accounting policies.

In April 2009, FASB issued three FASB Staff Positions (“FSPs”): FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments;” FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;” and FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” All of these FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted all three of these FSPs during the third quarter of 2009.  As a result of implementing the new rules, the amount of OTTI recognized in income in the June 2009 quarter was $7.2 million.  Had the rule not been implemented, the full amount of fair value decline and the full amount of the unrealized fair value decline in the value of the securities with OTTI of $12.5 million would have been recognized in income in the June 2009 quarter.  Most notably, the Company has expanded its quarterly disclosures related to the fair value of financial instruments in Note 5, “Fair Value Accounting,” as required by FSP FAS 107-1.

As of June 30, 2009, the Company adopted FASB SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 established general standards and requirements for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events through August 19, 2009, the date on which the financial statements were available to be issued.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions.  “Forward-looking statements”, which are based on certain assumptions and describe future plans, strategies and expectations of Citizens Community Bancorp may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential” or the negative of those terms or other words of similar meaning.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements.  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning Citizens Community Bancorp, Inc. and its business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including in Part I, Item 1A, “Risk Factors,” in the Company's Form 10-K for the year ended September 30, 2008. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

GENERAL

Citizens Community Bancorp (“CCB”) was capitalized as a result of an initial public offering related to a mutual holding company reorganization effective March 29, 2004, as explained in Note 1 to the unaudited consolidated financial statements included elsewhere in this report.  CCB was the mid-tier holding company for Citizens Community Federal.  CCB was chartered under federal law and owned 100% of the stock of Citizens Community Federal (the “Bank”).  CCB directed Citizens Community Federal’s business activities.

On October 31, 2006, Citizens Community MHC (the “MHC”) completed its reorganization into stock form and Citizens Community Bancorp, Inc. (the "Company") succeeded to the business of CCB, the MHC’s former stock holding company subsidiary. The outstanding shares of common stock of the former mid-tier stock holding company (other than shares held by the MHC which were canceled) were converted into 1,826,380 shares of common stock of the Company. As part of the second-step mutual to stock conversion transaction, the Company sold a total of 5,290,000 shares to eligible depositors of the Bank in a subscription offering at $10.00 per share, including 341,501 shares sold to the Company's Employee Stock Ownership Plan (ESOP) utilizing funds borrowed from the Company.

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of June 30, 2009, and the consolidated results of operations for the three months and nine months ended June 30, 2009, compared to the same periods in 2008.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report.

Historically, Citizens Community Federal was a federal credit union. Citizens Community Federal accepted deposits and made loans to members, who lived, worked or worshiped in the Wisconsin counties of Chippewa and Eau Claire, and parts of the Wisconsin counties of Pepin, Buffalo and Trempealeau. Members included businesses and other entities located in these counties, and members and employees of the Hocak Nation.

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

In order to differentiate ourselves from our competitors, we have stressed the use of personalized, branch-oriented customer service.  With operations structured around a branch system staffed with knowledgeable and well-equipped employees, our ongoing commitment to training at all levels of our staff remains a key to the Bank’s success. As such, our focus is on building and growing banking relationships, in addition to opening new deposit accounts and loans.

On July 1, 2005, Community Plus Savings Bank, located in Rochester Hills, Mich., was acquired through a merger with and into Citizens Community Federal.  At June 30, 2005, Community Plus Savings Bank had total assets of $46.0 million and deposits and other liabilities of $41.8 million, prior to purchase accounting adjustments.

On October 31, 2006, the MHC completed its reorganization into stock form and the Company succeeded to the business of Citizens Community Bancorp, the MHC's former stock holding company subsidiary.  Each outstanding share of common stock of the former mid-tier stock holding company (other than shares held by the MHC which were canceled) was converted into 1.91067 shares of common stock of the Company.  As part of the second-step mutual to stock conversion transaction, the Company sold a total of 5,290,000 shares to eligible members of the MHC in a subscription offering at $10.00 per share, including 341,501 shares purchased by the Company’s ESOP with funds borrowed from the Company.

The Bank is a federally chartered stock savings institution with 26 full-service offices – nine stand-alone locations and 17 in-store Walmart Supercenter branches.  Citizens acquired a branch in Chippewa Falls, Wisconsin, in November 2002, a branch in Mankato, Minnesota in November of 2003, opened a new branch office in Oakdale, Minnesota on October 1, 2004, and, as noted above, acquired Community Plus Savings Bank's Lake Orion and Rochester Hills, Michigan, branches on July 1, 2005.

In 2008, the Bank opened eight branches in Wisconsin and Minnesota.  The new branches are located in Brooklyn Park, Faribault, Hutchinson, Red Wing and Winona, Minnesota. The Bank also moved its existing branches in Black River Falls, Wisconsin Dells and Rice Lake, Wisconsin to new locations in those respective communities. In August 2008, the Bank acquired three American National Bank (ANB) of Beaver Dam, Wisconsin, branches located in Appleton, Fond du Lac and Oshkosh, Wisconsin.

In addition, in October 2008, the Bank signed an agreement to open six more branches during 2009.  Through June 30, 2009, the Company opened branches in Menomonie, Neenah, Wisconsin Rapids and Shawano, Wisconsin.  After the end of the June 30th quarter, the Company opened its final two of the previously announced new branches in Oak Park Heights, Minnesota and Plover, Wisconsin.

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

At June 30, 2009, the Company had total assets of $546.7 million, total deposits of $365.9 million and stockholders' equity of $55.8 million. The Company and the Bank are examined and regulated by the OTS, their primary federal regulator.  The Bank is also regulated by the FDIC.  The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

CRITICAL ACCOUNTING POLICIES

Citizens Community Federal maintains an allowance for loan losses to absorb probable incurred losses in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions.

At June 30, 2009, the allowance for loan losses was $1.7 million, or 0.40%, of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, any of which estimates may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in the Company’s loan portfolio. Given the historical performance of its lending portfolio, the Company’s allowance for loan losses is below comparable peer levels. The Bank's management believes it is able to maintain a lower loan loss allowance, in part, because it does not participate in any higher risk sub-prime lending or construction lending.

                SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value.  We require a third-party vendor to assist in the determination of fair values.  Adjustments to the available-for-sale securities impact our financial condition by increasing or decreasing assets and stockholders’ equity, and possibly net income.

                 Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporarily impaired are reflected in earnings as realized losses.  In estimating other-than-temporary losses, we consider many factors which include: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of our financial position to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  If a security has been impaired, and the impairment has been deemed other-than-temporary and material, a write-down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the financial statements of income with the security assigned a new cost basis.  The Company will have these securities evaluated by an independent third-party quarterly.

PERIOD HIGHLIGHTS

When the financial crisis hit the U.S. economy in the fall of 2008, the Company's board of directors embarked upon an initiative that attempted to prepare the Bank to withstand whatever challenges that might befall the Bank as a result of the crisis.  At that time, the future of the whole financial industry was in doubt, and the banking industry in particular was in disarray.  It was difficult to anticipate where the most severe challenges would come from but since the Bank was still committed to its aggressive growth plan by opening six new branches in the first half of 2009, in addition to the eleven that were opened in 2008, the Company's board adopted a four-pronged approach in dealing with the crisis:

●	An initiative with management to radically increase operational efficiency, reduce expenditures and enhance revenues from operations;
●	An analysis of all vendor relationships and contracts with a view to eliminating all but the essential ones and either changing vendors or renegotiating terms with the remaining vendors;
●	An evaluation of personnel policies, travel and entertainment policies, salary and benefit plans, and management performance and succession; and
●	An initiative to develop new and innovative revenue streams in addition to the revenues generated by the Bank's historical banking operations.

Concerning operations, the Company's board developed twelve new efficiency ratios that form the base line from which new efficiency goals for the Company are derived.  These ratios are also designed to assist the board and management by providing early indications of potential developing problems.  In addition, Bank management commissioned a study that identified viable cost-cutting and revenue enhancement opportunities that, after implementation, are expected to result in annual cost savings of more than $300,000.

The Company has already begun its analysis and renegotiation of vendor relationships, which, starting with the quarterly period ending on September 30, 2009, are expected to result in annual savings of more than $250,000, and this vendor cost-cutting project is not yet complete.

To further the Company's cost-cutting initiatives, the Bank has frozen salaries at their current levels, suspended contributions to the ESOP and Supplemental Executive Retirement Plan (SERP), revised the travel and entertainment expense reimbursement policy, all with anticipated annual savings of more than $500,000.  The Company is currently evaluating all other employee benefit programs with the intent of reconfiguring them to more appropriately reflect the current economic environment.

In addition, our Chief Executive Officer, James Cooley, has been working on developing innovative new product lines that we intend to offer to selected financial institutions across the country.  These initiatives, if implemented, are expected to begin generating profit to the Company's bottom line by the end of the second quarter of fiscal 2010.

The Bank's aggressive growth plan began in 2007 and included opening eleven branches in 2008 and six branches in the first half of 2009.  Company management expected that the costs associated with this growth strategy would depress earnings at least through calendar year 2010, and this indeed was the case during the quarter ended June 30, 2009.  In addition to the incurrence of those branch opening costs, during the quarter ended June 30, 2009, the Company had OTTI of $7.2 million.  The FDIC insurance premium increased by $82,000 and we were allocated a special assessment of $252,000 totaling additional increases in costs of $286,000 during the most recently completed fiscal quarter.  Nonetheless, earnings from operations were up for the quarter ended June 30, 2009, excluding the items above, over the prior quarter ended March 31, 2009 and over same period in the prior fiscal year.

In anticipation that the growth of the Bank's consumer lending would surpass its growth in real estate lending as a result of the opening of the new branches, in 2007 the Bank purchased a portfolio of triple A rated mortgage backed securities (MBS) with attractive yields.  These MBS have contributed in prior quarterly periods substantially to the Company's earnings picture, offsetting much of the downward pressure on earnings from the cost of the new branches.  The subsequent collapse in the housing market and the development of the liquidity crisis, however, has caused the secondary market for MBS to all but disappear, which, among other reasons, has caused the Bank to completely revise the way MBS portfolios are valued on the holders' balance sheets.  The Company completed an independant valuation on the majority of the MBS for the current period.  Based upon the valuation completed the Company had OTTI of $4.3 million net of tax which resulted in loss of $4.1 million for the current quarter.  In addition, our MBS portfolio has affected the evaluation of our risk-weighted capital, causing us to contribute approximately $7.6 million from the Company down to the Bank as an additional contribution to the capital of the Bank in order for the Bank to maintain its "well capitalized" rating.

FINANCIAL CONDITION

Total Assets.  Total Company assets as of June 30, 2009, were $546.7 million, compared with $480.0 million as of September 30, 2008, and $507.5 million as of March 31, 2009, a fiscal year-to-date increase of $66.7 million, or 13.9 percent.  The gain was primarily due to a $56.6 million increase in loans receivable—of which, $43.8 million were generated through the Company’s new branches.

Cash and Cash Equivalents.  Cash and cash equivalents remained basically unchanged from $23.7 million on September 30, 2008, to $23.4 million on June 30, 2009, as the Company maintained its desired level of liquidity.

                Securities Available for Sale. The Company manages the securities portfolio in an effort to enhance income, improve liquidity, and meet the qualified Thrift Lender test.

                The total investment portfolio was $61.4 million at June 30, 2009 compared with $56.6 million at March 31, 2009 and $61.8 million at September 30, 2008. The investment portfolio continues to pay-down at a consistent rate of approximately $7.8 million for the quarter ended June 30, 2009.  The Company’s non-agency MBS were originally purchased throughout 2007 and early 2008 and are generally secured by prime residential mortgage loans.  These securities were all rated “triple-A” by various credit rating agencies at the time of their original purchase.  Since purchased, $25.4 million of the June 30, 2009 book value of the non-agency MBS portfolio were downgraded from investment grade to below investment grade.  The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions.    Although mindful of these developments, management has determined that it may be likely the Company will not collect all amounts due according to the contractual terms of these securities.

                At the end of the June 2009 quarter, the OTS required all thrift institutions to adopt the direct credit substitute method for determining the risk based capital required for securities rated BB or below. This method requires the institution to risk weight all the underlying loans in the securitization that the security supports based on the position of the institution’s security in the securitization. This treatment can result in below BB rated subordinate tranches receiving up to a 1250% risk weight. The Company adopted the OTS capital guidance in the June 2009 quarter. As previously stated, a group of $30.6 million book value of securities were deemed to be OTTI and written down $7.2 million in the quarter.  The Company maintains that of the remaining book value of $50.6 million of securities with a fair value loss of $9.6 million at June 30, 2009 are expected to return scheduled principal and interest.  However, collection is still subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in more losses being recorded through earnings in future periods.

                The amortized cost and market values of available-for-sale securities are as follows:

June 30, 2009	Amortized Cost	Fair Value

Agency MBS	$20,337	$20,347
Non-agency mortgage securities	50,645	41,037
	$70,982	$61,384

September 30, 2008	Amortized Cost	Fair Value

Agency MBS	$541	$543
Non-agency mortgage securities	65,242	61,233
	$65,783	$61,776

                Over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage securities which were issued during the 2001-2007 time period. As of June 30, 2009, the Company held $20.5 million in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” rated by at least one of three recognized rating agencies. However, 50% of the fair value or 50% based on amortized cost of the portfolio remained “Investment Grade” by all nationally recognized rating agencies rating the securities.

                As of June 30, 2009, the composition of the Company’s available-for-sale portfolios by credit rating was as follows:

June 30, 2009	Amortized Cost	Fair Value

Agency	$20,337	$20,347
AAA	11,558	9,991
AA	3,611	2,781
A	4,769	3,958
BBB	5,281	3,806
Below investment grade	25,426	20,501
	$70,982	$61,384

September 30, 2008	Amortized Cost	Fair Value
Agency	$541	$543
AAA	54,676	52,473
AA	4,529	4,276
A	2,246	1,808
BB	3,791	2,676
	$65,783	$61,776

                The Company monitors its investments on an on-going basis and, as of June 20, 2009 (to be performed quarterly thereafter), has an independent valuation completed for all private labeled mortgage backed securities.  This analysis is utilized to ascertain whether any decline in market value is other-than-temporary. In determining whether an impairment is other than temporary, management consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer including investment downgrades by rating agencies, and economic conditions within its industry, whether it is more likely than not that we will be required to sell the security before there would be a recovery in value, and credit performance of the underlying collateral including delinquency rates, cumulative losses to date, and prepayment speed.

                For mortgage-backed securities that are considered other-than-temporarily impaired and that the Company   has the ability and intent to hold until the recovery of our amortized cost bases, the recognized OTTI in accordance with FSP FAS 115-2 and FAS 124-2.  Under this FSP, the Company separates the amount of the OTTI into the amount that is credit related and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of expected future cash flows.  The amount due to other factors is recognized in other comprehensive income.

                 In the quarter ended June 30, 2009, the results of this analysis indicated that a portion of the decline in market value of nine securities, with a book value of $30.6 million and a fair value of $18.1 million, was other-than-temporary, and, as a result, the affected securities were written down by $7.2 million on a pre-tax basis to the current quarters earnings and $5.3 million is recognized as changes in the fair value and recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity.

                Loans Receivable.  Loans increased by $56.6 million, or 15.3 percent, to $426.3 million as of June 30, 2009, from $369.7 million as of September 30, 2008, and $400.5 million as of March 31, 2009. At June 30, 2009, the loan portfolio was comprised of $231.5 million of loans secured by real estate, or 54.3 percent of total loans, and $195.0 million of consumer loans, or 45.7 percent of total loans.  Of the $56.6 million increase in loans receivable, $43.8 million was originated through the Company’s new branches.

At September 30, 2008, the loan portfolio mix included real estate loans of $204.9 million, or 55.4 percent of total loans, and consumer loans of $164.9 million, or 44.6 percent of total loans.

Allowance for Loan Losses.  The following table is an analysis of the activity in the allowance for loan losses for the three- and nine-month periods ended June 30, 2009, and June 30, 2008.

	Three months ended		Nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Balance at Beginning	$1,544	$1,068	$1,192	$926
Provisions Charged to Operating Expense	324	182	964	543
Loans Charged Off	(178)	(134)	(483)	(367)
Recoveries on Loans	14	12	30	26
Balance at End	$1,703	$1,129	$1,703	$1,129

Office Properties and Equipment.  Total investment in office properties and equipment was $7.6 million at June 30, 2009, and $5.9 million on September 30, 2008.  The increase was primarily the result of the new branches opened or in the process of opening as of June 30, 2009.

Deposits. Deposits grew to $365.9 million at June 30, 2009, from $297.2 million at September 30, 2008, and $342.2 million at March 31, 2009. The increase for the nine-month period ended June 30, 2009 of $68.7 million was primarily a result of core deposit growth (which includes all deposits excluding CDs) from the Company’s new branch locations combined with CD growth.  $55.8 million of the deposit growth came from the Company’s new branch locations; of that, $37.8 million was core deposit growth.  For the three-month period ended June 30, 2009, the Company had core deposit growth of $27.6 million.

Borrowed Funds.  FHLB advances increased from $110.2 million on September 30, 2008, to $120.8 million on June 30, 2009, as advances funded additional government agency mortgage-backed security investments during the 2009 third fiscal quarter.

Stockholders’ Equity. Total equity was $55.8 million at June 30, 2009, versus $68.5 million at September 30, 2008.  The decrease was mainly attributed to the net loss for the nine months ended September 30, 2009, of $3.7 million, increase of unrealized loss of mortgage-backed securities tax effected of $3.6 million, and common stock repurchased of $5.2 million.

Loan Quality.  The Company’s non-performing assets were $5.0 million at June 30, 2009, or 0.91 percent of total assets. This was up from $3.3 million, or 0.68 percent of total assets, at September 30, 2008, and $4.8 million, or 0.94 percent, at March 31, 2009. The increases since September 30, 2008, and March 31, 2009 were due to increases in non-performing one- to four-family residential loans, as well as new non-real estate consumer loans moving into the non-performing category.

The Company anticipates minimal losses associated with its non-performing one- to four-family residential loans as supported by recent appraisals of the properties. While we anticipate some higher loss levels associated with non-performing consumer loans, loss levels are anticipated to be below comparable peers due to the Company’s strong underwriting criteria. The Company believes its allowance for loan loss is adequate to cover these anticipated losses on its portfolio.

Net charge-offs for the three months ended June 30, 2009, were $164,000, versus $156,000 at March 31, 2009, and $122,000 for the three months ended June 30, 2008.  The annualized net charge-offs to average loans receivable was 0.16 percent for the three months ended June 30, 2009, compared to 0.16 percent for the March period, and 0.14 percent for the three months ended June 30, 2008.

Net charge-offs for the nine months ended June 30, 2009, were $453,000, versus $341,000 for the nine months ended June 30, 2008.  The annualized net charge-offs to average loans receivable was 0.15 percent for the nine months ended June 30, 2009, compared to 0.13 percent for the nine months ended June 30, 2008. The Company’s net charge-offs, while up slightly from year-earlier levels, remain at levels below comparable peer bank norms.

Liquidity and Asset / Liability Management.  The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, increased loan demand and extensions of credit, and for payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets, those which can be converted into cash, and access to additional sources of funds. Primarily, liquid assets of the Company are cash and cash equivalents, other interest-bearing deposits and maturing loans.  Advances from the FHLB system represent the Company’s primary source of immediate additional liquidity, and are maintained at a level necessary to fulfill needs.  Assets and liabilities are maintained to provide the proper balance between liquidity, safety and profitability. This monitoring process is done on a continuing basis. The Company manages its interest rate sensitive assets and liabilities on a regular basis to lessen the impact of interest rate changes. As part of managing liquidity, the Company monitors its maturing deposits and loans, loan-to-deposit ratio, competitors’ rates and the cost of borrowing funds versus the ability to attract deposits.  The Company manages its rate sensitivity position to avoid wide swings in margins and to minimize risk.

Off-Balance Sheet Liabilities.  The Company has financial instruments with off-balance sheet risk.  These instruments include unused commitments for credit cards, lines of credit, overdraft protection and home equity lines of credit, as well as commitments to extend credit.  As of June 30, 2009, the Company had $9.5 million in unused commitments, compared to $7.6 million in unused commitments as of September 30, 2008.

                Capital Resources.  On June 25, 2009, the Bank received written guidance from the OTS further explaining the requirements for risk weighting certain investments, including the Bank’s MBS investments.  As a result of the guidance, the Bank re-analyzed its risk weighting methodology for these MBS investments.  The OTS guidance requires the Bank to maintain higher levels of regulatory risk-based capital for the portfolio of certain downgraded MBS holdings because of a greater perceived risk of credit loss on these investments.  The formula calls for increasing the Bank risk weighting for these assets to well above the par value held by the Bank in calculating the Bank’s regulatory capital ratios, thereby diluting such ratios.  Upon applying the higher level of risk-weighted assets to the Bank’s regulatory capital ratios, the calculated capital ratios applicable to the Bank were as follows as of June 30, 2009 and September 30, 2008:

Capital Ratios
	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2009 (Unaudited)
Total capital (to risk weighted assets)	$43,810,000	8.5%	$41,106,000	>=	8.0%	$51,382,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$42,867,000	8.3%	$20,553,000	>=	4.0%	$30,829,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$42,867,000	7.9%	$21,845,000	>=	4.0%	$27,306,000	>=	5.0%

Tangible capital (to tangible assets)	$42,867,000	7.9%	$8,192,000	>=	1.5%	NA		NA

As of September 30, 2008 (Audited)
Total capital (to risk weighted assets)	$46,591,000	15.3%	$24,340,000	>=	8.0%	$30,425,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$45,821,000	15.1%	$12,170,000	>=	4.0%	$18,255,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$45,821,000	9.6%	$19,023,000	>=	4.0%	$23,778,000	>=	5.0%

Tangible capital (to tangible assets)	$45,821,000	9.6%	$7,134,000	>=	1.5%	NA		NA

                 As a result of the Bank’s analysis of the OTS’ new guidance for risk weighting MBS investments, on July 20, 2009 and again on August 19, 2009 the Board of Directors of the Company approved a capital contribution to the Bank in the amount of $1.7 and $5.9 million, respectively in order to restore the risk-based capital ratio to the category of ‘well-capitalized’.  Going forward, the Bank intends to maintain capital levels in the well-capitalized category established by regulatory authorities.  Nonetheless, external and internal factors and events could arise or occur that might limit or prevent the Bank from maintaining capital levels in the well-capitalized category.  See Part II, Item 1A of this report for more information regarding the risks facing our business including those that could affect our ability to maintain capital adequacy ratios in the well-capitalized category.

RESULTS OF OPERATIONS

Overview. For the three months ended June 30, 2009, the net loss was $4.1 million compared to the net income of $0.4 million for the three months ended June 30, 2008.  For the nine months ended June 30, 2009, the net loss attributable to common shareholders amounted to $3.7 million compared to the net income of $1.1 million for the nine months ended June 30, 2008.

                The net loss for the June 2009 quarter was comprised of the following components:

●	$555,000 of after-tax core banking income, defined as net interest income plus banking fee and other income minus operating expenses, excluding the one-time FDIC special assessment of $151,000 after tax expense.

●	$194,000 after-tax, additional non cash provisions for loan losses added to allowances for loan losses.

●	$4.3 million of after-tax, non cash other-than-temporary-impairment (OTTI) on $30.6 million book value of private label mortgage backed securities as the delinquency and loss rates in these securities indicate that all principal and interest cannot be returned.

                 Even though the Company recorded a net loss for the third quarter, the total assets increased for both the third quarter and first nine-months of fiscal 2009.  The Walmart Supercenter in-store branches delivered solid deposit and loan growth.  With the announced branch expansion now complete, the Company’s Board of Directors implemented earnings improvement initiatives to help offset the expense of the branch growth.  These actions are expected to have bottom line impact in future periods.  The planned earnings initiatives include freezing contributions to the Employee Stock Option Plan, as well as freezing benefits under the Supplemental Executive Retirement Plan.  These actions are projected to reduce employee benefit expense by approximately $400,000 on an annual basis.

Consistent with the fiscal 2009 first and second quarter, the Bank saw a continuing trend of one- to four-family residential real-estate appraisals being adversely impacted by the current economic crisis during the third quarter. As a result, new loans being considered for approval, which otherwise met the Bank’s underwriting criteria, were not approved. Despite this trend, the Company’s overall loan volume is ahead of previous periods, being driven by its new locations.

The Company anticipates continued loan and deposit growth going forward. The Company believes the new locations will continue to offer excellent potential for additional core deposit and loan growth, and are consistent with the Bank’s expansion strategy. Through June 30, 2009, the Company, as part of its previously announced plans, had opened 15 branch locations since the beginning of 2008.  In July 2009, the Company completed its announced branch openings with the addition of new branch locations in Oak Park Heights, Minnesota and Plover, Wisconsin.

As of June 30, 2009, the Company’s new branch locations have delivered:

●	Total new deposit growth since March 3, 2008, of $74.3 million—of this, $49.1 million was core deposits; and
●	Total loan gain since March 3, 2008, of $49.9 million—of this, $15.0 million consists of real estate loans and $37.9 million of consumer loans.

Net Income.  The Company’s net income (loss) for the three-month period ended June 30, 2009 was ($4.1m) compared to $389,000 for the prior year three-month period, a decline of ($4.5m) primarily as a result of a ($4.3m) net of tax benefit OTTI charge to our MBS portfolio.  Net income for the nine months ended June 30, 2009 totaled ($3.7m), versus $1.1 million for the prior year nine-month period, a decline of ($4.8m) primarily as a result of the OTTI charge referenced above.  Excluding the write-down, the Company would have reported net income of $210,000 for the three-month period ended June 30, 2009, compared to $389,000 for the prior-year third quarter.  Excluding the OTTI charge, the Company would have reported $600,000 for the current nine-month period, versus $1.1 million for the prior year nine-month period.  Excluding the write-down, the third quarter and nine-month decreases resulted mainly from three major factors:  the most significant factor was the substantial increase in the Company’s FDIC deposit insurance premium, in addition to a significant FDIC Special Deposit Insurance assessment.  Secondly, as expected with our branch expansions almost complete, our planned expenses associated with the fifteen new branch locations we opened in the past seventeen months continued to negatively impact our net income results.  Finally, our loan demand was greater than anticipated and that combined with the area economic downturn necessitated an increase in our provision for loan loss.

Our FDIC deposit insurance premium increased significantly to $379,000 and $494,000, respectively, for the quarter and nine-month period ended June 30, 2009, compared to $45,000 and $127,000, respectively, for the same periods in fiscal 2008.  In addition, the Company was assessed an FDIC Special Deposit Insurance Assessment of $252,000 in the third fiscal quarter of 2009.

The Company increased its 2009 third-quarter provision for loan losses by $142,000 to $324,000 for the fiscal 2009 period.  For the nine-month period ended June 30, 2009, Citizens’ loan loss provision rose by $422,000 to $965,000, versus the same period in fiscal 2008.  Both increases were due to the current economic environment and increased loan volume.

On a basic and diluted basis, Citizens Community Bancorp, Inc. fiscal third-quarter earnings (losses) were ($0.80) per share for the current year compared to $0.06 for the prior year fiscal third quarter.  For the nine months ended June 30, 2009, the Company reported basic and diluted earnings (losses) of ($0.68) per share versus $0.17 in 2008.

Net interest margin increased from 2.98 percent to 3.41 percent for the three-month period ended June 30, 2009, compared to the prior-year three months. Net interest margin increased from 2.98 percent in the prior year period to 3.21 percent for the current nine-month period ended June 30, 2009.  Interest spread increased to 3.12 percent for the 2009 third quarter, compared to 2.43 percent for the prior-year third quarter.  For the nine-month period ended June 30, 2009, interest spread increased to 2.87 percent from 2.34 percent for the prior year nine-month period.  The increases in net interest margin and interest spread for both periods were a result of the cost of interest-bearing liabilities falling at a faster pace than the yields on interest-earning assets.

Total Interest and Dividend Income.  Total interest income increased by $1.1 million to $7.9 million for the three-month period ended June 30, 2009, from $6.8 million for the same period in 2008.  Total interest income increased by $3.2 million to $22.7 million for the nine-month period ended June 30, 2009, from $19.5 million for the prior year nine-month period.  The increase for both periods was largely a result of an increase in the average balance of loans receivable from strong loan demand due to marketing efforts at the new branch locations, partially offset by a decline in earning asset yield as a result of declining market rates.  The average balance of loans receivable increased from $347.9 million for the prior fiscal year third quarter to $413.3 million for the current year third quarter.  The average balance of loans receivable increased from $338.6 million to $394.2 million for the nine-month prior year period compared to the current nine-month period.  The yield on average loans receivable increased from 6.66 percent during the three-month period ended June 30, 2008 to 6.68 percent for the three-month period ended June 30, 2009.  For the nine-month periods, the yield on the average loans receivable decreased from 6.69 percent during the nine-month period ended June 30, 2008 to 6.68 percent during the nine-month period ended June 30, 2009.

Total Interest Expense.   Total interest expense was unchanged at $3.6 million for the quarter ended June 30, 2009, compared to the prior year period.  For the current nine-month period, interest expense increased $700,000 to $11.1 million, from $10.4 million for the prior year nine-month period.   The increase for the nine-month periods was the result of an increase in the average balance of deposits, partially offset by a decline in the rates paid as a result of declining market rates. The average balance of interest-bearing liabilities increased from $369.6 million for the prior year three-month period ended June 30, 2008 to $455.5 million for the current three-month period.  The average balance of interest-bearing liabilities increased from $343.3 million for the prior year nine-month period to $434.0 million for the current nine-month period.

The average cost of interest-bearing liabilities decreased from 3.90 percent for the prior year three-month period ended June 30, 2008, to 3.15 percent for the current three-month period.  The average cost of interest-bearing liabilities decreased from 3.90 percent for the prior year nine-month period to 3.15 percent for the current year nine-month period.    The decrease for both periods was a result of lower deposit costs due to declining CD yields, the growth of lower costing core deposits via our new branches and the decline in the cost of FHLB advances.

Net Interest Income.  Net interest income before provision for loan losses increased by $1.1 million, to $4.3 million for the three-month period ended June 30, 2009, compared to $3.2 million for the prior year three-month period.  Net interest income increased by $2.5 million to $11.6 million from $9.1 million for the nine-month periods ended June 30, 2009 and 2008, respectively.  Largely responsible for the increase in both periods was a rise in the average balance of interest-earning assets, partially offset by a rise in the average balance of interest-bearing liabilities, combined with an increase in the net interest spread as a result of the cost of interest-bearing liabilities declining at a faster pace than the earnings yield of interest-earning assets discussed earlier.

Provision for Loan Losses.  The Bank establishes the provision for loan losses, which is charged to operations, at a level management believes will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Based on the Bank's evaluation of these factors, we made provisions of $324,000 and $182,000 for the three-month periods ended June 30, 2009, and June 30, 2008, respectively. For the nine-month period ended June 30, 2009, we made provisions of $965,000, compared to provisions of $543,000 for the prior year nine-month period.  The fiscal 2009 three-and-nine month increases were driven by a higher average balance of loans, as well as an increase in non-performing loans addressed previously. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change.  We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

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

Non-Interest Income. Non-interest income for the three months ended June 30, 2009 was ($6.7m), primarily due to an OTTI charge of ($7.2m) incurred as a result of the current quarter valuation of the Bank's MBS portfolio.  Excluding the write-down, non-interest income would have increased to $494,000 for the three months ended June 30, 2009, versus $417,000 for the comparable 2008 period.  Non-interest income incurred for the nine months ended June 30, 2009 was ($5.8m), primarily as a result of the impairment write-down.  Excluding the write-down, non-interest income would have been $1.4 million compared to $1.2 million for the prior year nine-month period.  Given the significant uncertainty and illiquidity that exists in the market for MBS, the Company may be required to record future impairment charges, although there can be no assurance.

Non-Interest Expense. Non-interest expense increased from $2.8 million for the quarter ended June 30, 2008, to $4.0 million for the quarter ended June 30, 2009.  Sequentially, non-interest expense rose from $3.6 million in the fiscal 2009 second quarter. Non-interest expense increased from $7.9 million for the nine-month period ended June 30, 2008, compared to $10.9 million for the 2009 nine-month period. The increase for both periods resulted again mainly from the planned growth costs associated with the Company’s new branch expansions. These expansions strongly contributed to deposit and loan growth.

Curtailment of Retirement Plan.  During the third fiscal quarter, the Company’s Board of Directors approved a resolution to freeze the Company’s Supplemental Executive Retirement Plan.  Accordingly, during the third quarter, the Company recorded non-cash curtailment charges of $69,000.  These charges were calculated in accordance with SFAS No. 88 using actuarial assumptions as of May 2009.  SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services.  In the event of a curtailment, losses are recognized for the unrecognized prior service cost associated with the years of service no longer expected to be rendered.

Income Tax Expense (Benefit).   Income tax expense decreased to ($2.7m) for the three-month period ended June 30, 2009, from $284,000 for the year-ago three-month period. Income tax expense decreased to ($2.4m) for the nine-month period ended June 30, 2009, compared to $757,000 for the prior year nine-month period.  The decreases came as a result of the lower overall earnings reflected in the current periods versus the prior-year comparisons as a result of the OTTI charge.

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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by the asset and liability management committee. The asset and liability management committee is comprised of members of senior management.  The asset and liability management committee establishes guidelines for and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs.  The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.  The asset and liability management committee generally meets on a weekly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis.  At each meeting, the asset and liability management committee recommends strategy changes, as appropriate, based on this review.  The committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors on a monthly basis.

                 In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

●	originating shorter-term consumer loans;
●	originating prime-based home equity lines of credit;
●	managing our deposits to establish stable deposit relationships;
●	using FHLB advances to align maturities and re-pricing terms;
●	attempting to limit the percentage of long-term, fixed-rate loans in our portfolio which do not contain a payable-on-demand clause; and
●	originating first mortgage loans, with a clause allowing for payment on demand after a stated period of time.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.

As of June 30, 2009, $187.0 million of loans in our portfolio included a payable-on-demand clause.  We have not utilized the clause since fiscal 2000 because, in management's view, it has not been appropriate.  Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases.  It is the Bank’s policy to write the majority of its real estate loans with a payable-on-demand clause.  The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity.

                As part of its procedures, the asset and liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity.  Market value of portfolio equity is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the Bank’s Board of Directors.

The following table sets forth, at March 31, 2009, (the most recent date for which information is available) an analysis of the Bank’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments).  As of March 31, 2009, due to the current level of interest rates, the OTS no longer provided NPV estimates for decreases in interest rates greater than 100 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates) (1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)

+300	bp	$34,477	$(4,034)	(10)%	7.00%	(60)	bp
+200	bp	36,623	(1,888)	(5)%	7.36	(25)	bp
+100	bp	37,953	(558)	(1)%	7.56	(5)	bp
+50	bp	38,372	(139)	0%	7.61	0	bp
0	bp	38,511			7.61		bp
-50	bp	38,594	83	0%	7.60	(1)	bp
-100	bp	38,409	(102)	0%	7.54	(6)	bp

(1)   Assumes an instantaneous uniform change in interest rates at all maturities.

For comparative purposes, the table below sets forth, at March 31, 2008, an analysis of the Bank’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments).  As of March 31, 2008, due to the then current level of interest rates, the OTS did not provide NPV estimates for decreases in interest rates greater than 200 basis points.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates) (1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPVRatio	Change
(Dollars in thousands)

+300	bp	$34,738	$(4,702)	(12)%	8.54%	(80)	bp
+200	bp	36,854	(2,576)	(7)%	8.94	(40)	bp
+100	bp	38,469	(972)	(2)%	9.21	(13)	bp
+50	bp	39,055	(386)	(1)%	9.30	(4)	bp
0	bp	39,441			9.34
50	bp	39,627	187	0.9%	9.33	0	bp
-100	bp	39,696	255	1%	9.31	(3)	bp

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

The OTS uses certain assumptions in assessing the interest rate risk of savings associations.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of June 30, 2009, was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports the Company files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

Item 1A. RISK FACTORS

Except as provided below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K for the fiscal year ended September 30, 2008. The information provided below updates and should be read in conjuntion with the risk factors and other information described on that Form 10-K report.

Impairment of Investment Securities, Goodwill, Other Intangible Assets, or Deferred Tax Assets could Require Charges to Earnings, which could Result in a Negative Impact on Our Results of Operations — In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issues, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, certain securities and other intangible assets are assessed for impairment periodically or when impairment indicators are present. Assessment of these assets could result in circumstances where the applicable asset is deemed to be impaired for accounting purposes. Under such circumstances, the asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.    OTHER INFORMATION

Not applicable.

Item 6.    EXHIBITS

(a)  Exhibits

31.1		Rule 13a-15(e) Certification of the Company’s President and Chief Executive Officer
31.2		Rule 13a-15(e) Certification of the Company’s Chief Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

______________________________

*
This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date:  August 19, 2009                                                                        By: /s/ James G. Cooley
James G. Cooley
President and Chief Executive Officer

Date:  August 19, 2009                                                                        By:  /s/ John Zettler
 John Zettler
 Chief Financial Officer