Form 10-K
period 2009-09-30
Citizens Community Bancorp Inc.
filed 2009-12-29
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  001-33003

CITIZENS COMMUNITY BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	20-5120010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2174 EastRidge Center, Eau Claire, Wisconsin	54701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (715) 836-9994

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Common Stock, $0.01 par value per share	NASDAQ Global MarketSM

  Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES __  NO  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES __  NO   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   X    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES        NO

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  __   Accelerated filer __   Non-accelerated filer __   Smaller reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES __ NO   X

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $27,635,938.   Shares of the registrant's common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of December 23, 2009, there were issued and outstanding 5,471,780 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Annual Report to Stockholders for the fiscal year ended September 30, 2009.
Part III of Form 10-K - Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders.

As used in this report, the terms "we," "us," "our," and the "Company" mean Citizens Community Bancorp, Inc. and its subsidiaries, unless the context indicates another meaning and the term the "Bank" or "Citizens Community Federal" means the Company's wholly owned subsidiary, Citizens Community Federal.

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

On July 1, 2005, Citizens Community Bancorp acquired Community Plus Savings Bank, Rochester Hills, Michigan, through a merger with and into Citizens Community Federal.  In accordance with the merger agreement, Citizens Community Bancorp issued 705,569 additional shares to Citizens Community MHC (the "MHC"), based on the $9.25 million independently appraised value of Community Plus Savings Bank.  At June 30, 2005, Community Plus Savings Bank had total assets of $46.0 million and deposits and other liabilities of $41.8 million, prior to purchase accounting adjustments.

On October 31, 2006, the MHC  completed its reorganization into stock form and Citizens Community Bancorp, Inc. (the "Company") succeeded to the business of Citizens Community Bancorp, the MHC's former stock holding company subsidiary.  In the reorganization, each outstanding share of common stock of the former mid-tier stock holding company (other than shares held by the MHC which were canceled) was converted into 1.91067 shares of common stock of the Company.  As part of the second-step mutual to stock conversion transaction, the Company sold a total of 5,290,000 shares to eligible depositors of the Bank in a subscription offering at $10.00 per share, including 341,501 shares purchased by the Bank's employee stock ownership plan with funds borrowed from the Company.

The Bank is a federally chartered stock savings institution with 26 full-service offices - nine stand-alone locations and 17 in-store Wal-Mart Supercenter branches.  Citizens acquired a branch in Chippewa Falls, Wisconsin, in November 2002, as well as a branch in Mankato, Minnesota in November of 2003, opened a new branch office in Oakdale, Minnesota on October 1, 2004, and, as noted, acquired Community Plus Savings Bank's Lake Orion and Rochester Hills, Michigan, branches on July 1, 2005.

In 2008, the Bank opened eight branches located inside Wal-Mart Supercenters in Wisconsin and Minnesota.  These are in-store branches located in Brooklyn Park, Faribault, Hutchinson, Red Wing and Winona, Minnesota.  The Bank moved its former branches in Black River Falls, Rice Lake and Wisconsin Dells, Wisconsin to inside the Wal-Mart Supercenter locations in those respective communities.  The Bank opened six branches during 2009 inside Wal-Mart Supercenters in Oak Park Heights, Minnesota, and Menomonie, Neenah, Plover, Shawano and Wisconsin Rapids, Wisconsin.

On April 9, 2008, the Bank announced that it had entered into an agreement with American National Bank (ANB) of Beaver Dam, Wisconsin, to acquire three ANB branches located inside Wal-Mart Supercenters in Appleton, Fond du Lac and Oshkosh, Wisconsin.  The Bank completed these branch acquisitions on August 3, 2008.

The Company is incorporated under the laws of the State of Maryland to hold all of the stock of Citizens Community Federal.  The Company is a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (OTS).  The Company has no significant assets other than its ownership of all of the outstanding shares of common stock of Citizens Community Federal, the net proceeds of the reorganization transactions described above that it kept and its loan to the Citizens Community Bancorp, Inc. employee stock ownership plan.

At September 30, 2009, the Company had total assets of $575.4 million, total deposits of $409.3 million and stockholders' equity of $55.4 million. The Company and the Bank are examined and regulated by the OTS, its primary federal regulator.  The Company and the Bank are also regulated by the FDIC.  The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

Forward Looking Statements

This document, including information incorporated by reference, contains forward-looking statements about the Company and the Bank which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management.  Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption "Risk Factors" in Item 1A of this report and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" as identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

●	further developments in the Company's ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provisions to the loan loss reserve and the incurrence of other material non-cash and cash charges;

●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;

●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

●	inflation, interest rate, market and monetary fluctuations and the Bank’s ability to maintain current deposit and loan levels at current interest rates;

●	deteriorating credit quality, including changes in the interest rate environment reducing interest margins;

●	prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions;

●	the Bank's ability to maintain required capital levels and adequate sources of funding and liquidity, including the fact that maintaining minimum capital requirements under applicable regulations may limit the Bank's operations and potential growth;

●	further write-downs in the Bank's residential mortgage-backed securities portfolio;

●	the Bank's ability to implement its cost-savings and revenue enhancement initiatives;

●	the timely development of and acceptance of our new products and services, and the perceived overall value of these products and services by users including the features, pricing and quality compared to competitors' products and services;

●	the willingness of users to substitute our products and services for products and services of our competitors;

●	the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);

●	the impact of technological changes;

●	acquisitions;

●	changes in consumer spending and saving habits;

●	our success at managing the risks detailed above; and

●	potential goodwill impairment.

The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Market Area

The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  The Bank is headquartered in Eau Claire, Wisconsin, and has 26 branch offices - nine stand-alone locations and 17 in-store branches - primarily serving Wisconsin, central and southern Minnesota, and the northern suburbs of Detroit in Oakland and Macomb counties in Michigan.

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

Selected Consolidated Financial Information

This information is incorporated by reference from the 2009 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

Yields Earned and Rates Paid

This information contained under the section captioned "Average Balances, Net Interest Income, Yields Earned and Rates Paid" is incorporated herein by reference from the Annual Report.

Rate/Volume Analysis

This information is incorporated by reference from the Annual Report.

Average Balance, Interest and Average Yields and Rates

This information contained under the section captioned "Average Balances, Net Interest Income, Yields Earned and Rates Paid" is incorporated herein by reference in the Annual Report.

Lending Activities

General.  The Bank's first mortgage loans currently being originated carry a fixed rate of interest.  First mortgage loans generally are long-term and amortize on a monthly basis with principal and interest due each month.  A majority of the Bank's first mortgage loans also contain a payable-on-demand clause, which allows the Bank to call the loan due after a stated period, usually between two and five years from origination.  The Bank also has home equity line-of-credit loans in its portfolio, which have an interest rate that adjusts based on the prime rate.  At September 30, 2009, the net loan portfolio totaled $440.5 million, which constituted 76.6% of total assets.

Mortgage loans up to $500,000 and consumer loans may be approved at various levels by loan officers and senior management.  The President may approve loans up to our regulatory lending limit, along with recommendations from the Chief Financial Officer.  Loans outside our general underwriting guidelines must be approved by the board of directors.  At September 30, 2009, our regulatory lending limit to any one borrower and the borrower's related entities was approximately $7.7 million.  As of September 30, 2009, the largest lending relationship to a single borrower or a group of related borrowers consisted of four loans to a single borrower with a total balance of $439,800. These loans were current as of September 30, 2009.

Loan Portfolio Composition.  The following table presents information concerning the composition of the Citizen Community Federal's loan portfolio in dollar amounts and in percentages (before deductions for allowances for loan losses) as of the dates indicated.

	At September 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Real Estate Loans:
One- to four-family first mortgages	$230,412	52.0%	$193,958	52.5%	$177,281	55.3%	$156,235	60.3%	$136,647	62.5%
Second mortgages	9,639	2.2	10,774	2.8	10,461	3.2	9,161	3.5	7,630	3.5
Multi-family and commercial	174	0.1	180	0.1	215	0.1	240	0.1	274	0.1
Total real estate loans	240,225	54.3	204,912	55.4	187,957	58.6	165,636	63.9	144,551	66.1

Consumer Loans:
Automobile (1)	24,875	5.6	25,887	7.0	27,168	8.5	24,445	9.4	25,980	11.9
Other secured personal loans (2)	172,040	38.8	133,181	36.0	100,966	31.5	64,384	24.9	43,460	19.8
Unsecured personal loans (3)	5,655	1.3	5,797	1.6	4,610	1.4	4,774	1.8	4,743	2.2
Total consumer loans	202,570	45.7	164,865	44.6	132,744	41.4	93,603	36.1	74,183	33.9

Gross loans	442,795	100.0%	369,777	100.0%	320,701	100.0%	259,239	100.0%	218,734	100.0%
Net deferred loan costs	(325)		(67)		252		63		---
Allowance for loan losses	(1,925)		(1,192)		(926)		(835)		(803)

Total loans receivable, net	$440,545		$368,518		$320,027		$258,467		$217,931

(1)	Includes both direct and indirect lending activities.
(2)	Includes both direct and indirect lending activities for personal items other than automobiles.
(3)	Includes only direct lending.

     The following table shows the composition of Citizen Community Federal's loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	At September 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed Rate Loans:	(Dollars in thousands)
Real estate
One- to four-family first mortgages(1)	$226,856	51.2%	$189,247	51.1%	$170,127	53.0%	$148,211	57.0%	$128,300	58.7%
Second mortgages	9,186	2.1	10,373	2.8	9,989	3.1	8,367	3.2	6,189	2.8
Multi-family and commercial	174	0.1	180	0.1	215	0.1	240	0.1	274	0.1
Total fixed-rate real estate loans	236,216	53.4	199,800	54.0	180,331	56.2	156,818	60.3	134,763	61.6
Consumer loans	202,570	45.7	164,865	44.6	132,744	41.4	93,603	36.3	74,183	33.9
Total fixed rate loans	438,786	99.1	364,665	98.6	313,075	97.6	250,421	96.6	208,946	95.5

Adjustable Rate Loans:
Real estate
One- to four-family first mortgages	3,556	0.8	4,711	1.3	7,154	2.2	8,024	3.1	8,347	3.8
Second mortgages	453	0.1	401	0.1	472	0.2	794	0.3	1,441	0.7
Multi-family and commercial	---	---	---	---	---	---	---	---	---	---
Total adjustable rate real estate loans	4,009	0.9	5,112	1.4	7,626	2.4	8,818	3.4	9,788	4.5
Consumer	---	---	---	---	---	---	---	---	---	---

Total adjustable rate loans	4,009	0.9	5,112	1.4	7,626	2.4	8,818	3.4	9,788	4.5

Total loans	442,795	100.0%	369,777	100.0%	320,701	100.0%	259,239	100.0%	218,734	100.0%
Net deferred loan costs	(325)		(67)		252		63		---
Allowance for loan losses	(1,925)		(1,192)		(926)		(835)		(803)

Total loans receivable, net	$440,545		$368,518		$320,027		$258,467		$217,931

(1)	Includes $194.1 million in 2009, $162.5 million in 2008, $144.5 million in 2007, $122.2 million in 2006 and $102.9 million in 2005 of loans with a payable-on-demand clause.

              The following schedule illustrates the contractual maturity of Citizen Community Federal's loan portfolio at September 30, 2009.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The following schedule does not reflect the effects of possible prepayments or enforcement of payable-on-demand clauses.

	Real Estate						Consumer
	One- to Four- Family First Mortgage(1)		Second Mortgage		Multi-Family and Commercial		Automobile		Secured Personal		Unsecured Personal		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2010(2)	$122	6.67%	$876	6.88%	$174	6.18%	$527	9.41%	$1,613	6.04%	$2,853	13.98%	$6,165	10.14%
2011	170	2.83	587	8.53	---	---	2,298	9.55	2,884	7.98	631	10.53	6,570	8.69
2012	1,459	6.61	1,081	8.50	---	---	5,706	9.35	6,202	8.73	607	10.50	15,055	8.81
2013-2014	2,568	5.21	2,398	8.51	---	---	12,983	9.14	27,902	8.67	1,533	9.65	47,384	8.63
2015-2016	2,045	5.81	1,669	8.66	---	---	1,528	8.22	25,844	8.21	3	6.00	31,089	8.08
2017-2031	63,601	6.08	2,660	8.11	---	---	1,833	8.06	107,574	8.11	28	2.85	175,696	7.38
2032 and after	160,447	6.33	368	5.98	---	---	---	---	21	7.00	---	---	160,836	6.33
	$230,412	6.32%	$9,639	8.18%	$174	6.18%	$24,875	9.10%	$172,040	8.22%	$5,655	8.93%	$442,795	7.29%
_______________
(1)	Includes $194.1 million of loans with a payable-on-demand clause.
(2)	Includes home equity lines of credit, credit card loans, loans having no stated maturity and overdraft loans.

              The total amount of loans due after September 30, 2009, which have predetermined interest rates is $438.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $4.0 million.

First Mortgage Lending.  Citizens Community Federal focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area.  At September 30, 2009, one- to four-family residential mortgage loans totaled $230.4 million, or 52.0% of the Bank's gross loan portfolio.

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

Most mortgage loans include a payable-on-demand clause, which allows the loan to be called at any time after the demand date.  Citizens Community Federal has had no reason to utilize the clause over the past several years, because rates have been historically low during this period.  May 2000 was the last and only time the clause was utilized.  At that time, 13 loans, totaling $541,442, were called.  It is Citizens Community Federal's policy to write the majority of its real estate loans with a payable-on-demand clause.  The intent of the clause is to give Citizens Community Federal some ability to protect against sharp and prolonged interest rate increases and their impact on net interest margin.  The clause is not intended to be invoked in order to respond to temporary interest rate fluctuations.  The following factors are considered in determining whether and when to utilize the clause: (1) a significant, prolonged increase in market rates of interest; (2) the liquidity needs of Citizens Community Federal; (3) Citizens Community Federal's desire to restructure its balance sheet; and (4) an unsatisfactory payment history, including delinquent real estate taxes.  Other factors considered by the Bank include the remaining term of the loan (i.e., a shorter remaining term could justify not calling a loan with the same rate as a loan with a longer remaining term), other lending relationships, payment history and the equity position of the borrower.  When Citizens Community Federal determines to utilize the clause, we call loans with the lowest interest rates first.

The following trigger guidelines are used to determine whether to utilize the payable-on-demand clause:  (1) when rates available for six-month investment certificates of deposit exceed the rate on loans eligible to be called under the payable-on-demand clause by more than 75 basis points; or (2) when local market rates of interest for real estate loans exceed the rate on existing loans with the payable-on-demand clause by 150 basis points.  If either of these triggers are reached, Bank management has 12 months to utilize the clause and call loans, if management determines that doing so would be in the overall best interests of the Bank.  The existence of the payable-on-demand clauses is not considered as a factor in determining our accounting policies for loan origination fees and costs because we have only used the clause once in May 2000, with respect to 13 loans.

The demand date is set based on the loan-to-value ratio and other underwriting criteria, and is usually two to five years from the date of origination.  During the fiscal year ended September 30, 2009, Citizens Community Federal originated $70.4 million of one- to four-family loans that included the payable-on-demand clause.  Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly.

Second Mortgage Lending.  Citizens Community Federal also offers closed-end second mortgage loans and open-end home equity lines of credit.  Home equity lines of credit totaled $453,000 and comprised 0.01% of the gross loan portfolio at September 30, 2009. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the value of the property securing the loan.  A closed-end second mortgage loan may go over 80% of the value of the property securing the loan if the Bank holds the first mortgage.  Home equity lines of credit are originated with an adjustable rate of interest, based on the prime rate of interest plus a margin, fixed for the first year and adjustable monthly thereafter.  Home equity lines of credit have up to a 10-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which amount may be re-borrowed at any time during the draw period.  Once the draw period has lapsed, the payment is fixed based on the loan balance at that time.  Home equity lines-of-credit are limited to a maximum of 80% loan-to-value.  At September 30, 2009, un-funded commitments on these lines of credit totaled $615,000.

Citizens Community Federal also offers closed-end second mortgage loans with a fixed rate of interest.  These loans may be amortized up to 15 years with a balloon payment at three, five or 10 years.  At September 30, 2009, fixed-rate second mortgage loans totaled $9.6 million, or 2.2% of the Bank's gross loan portfolio.

Consumer Lending.  At September 30, 2009, consumer and other loans totaled $202.6 million, or 45.7% of the gross loan portfolio.  Citizens Community Federal offers a variety of secured consumer loans, including new and used auto, motorcycle, boat and recreational vehicle loans, loans secured by savings deposits, and a limited amount of unsecured loans.  Citizens Community Federal originates consumer and other loans primarily in its market areas.  For fiscal 2009, consumer lending increased as a result of a strong loan demand throughout our growing branch system.

Citizens Community Federal originates secured loans on an indirect basis through its indirect dealer program.  These secured consumer loans consist of loans for a wide variety of products, including motorcycles, recreational vehicles, pianos, all-terrain vehicles, pools and spas.  An indirect dealer network is currently comprised of 685 active dealers with businesses located throughout Citizens Community Federal's market area.  In some instances, the participating dealer may receive a premium rate for the amount over our initial interest rate.  The loans are generally originated with terms from 36 to 60 months and carry fixed rates of interest.  Citizens Community Federal follows its internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including but not limited to the ability to repay the loan, and credit scoring to approve the loan.

Auto loans totaled $24.9 million at September 30, 2009, or 5.6% of gross loans.  Auto loans may be written for up to five years for a new car and four years for a used car with fixed rates of interest.  Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of the retail value on used autos, based on a valuation from official used car guides.  However, the borrower must qualify for amounts exceeding 80% as an unsecured loan.  In addition, Citizens Community Federal may, on occasion, originate secured auto loans in excess of 100% loan-to-value ratio based upon the credit quality of the borrower.  Auto loans also may be originated through Citizens Community Federal's indirect lending program.  Indirect auto loans are made using the same underwriting guidelines as auto loans originated directly by Citizens Community Federal.

Citizens Community Federal originates secured direct loans on a variety of collateral with terms varying from 36 to 60 months.  At September 30, 2009, Citizens Community Federal had secured direct consumer loans totaling $37.5 million, of which $17.1 million was for automobiles.  At September 30, 2009, the indirect lending portfolio totaled $159.5 million, of which $7.8 million was for automobiles.

Citizens Community Federal also originates unsecured consumer loans consisting primarily of credit card loans totaling $1.4 million at September 30, 2009, overdraft protection loans totaling $1.1 million at September 30, 2009, and loans made through the Freedom Loan program.  The Freedom Loan program offers unsecured loans to consumers with a fixed rate of interest for a maximum term of 48 months for amounts not to exceed $20,000 per individual.  At September 30, 2009, loans originated through the Freedom Loan program totaled $3.4 million.

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

At September 30, 2009, our two multi-family and commercial real estate loans totaled $174,000 or 0.01% of our loan portfolio.  In order to monitor the adequacy of cash flows on these loans, the borrower is requested or required to provide periodic financial information.

Loan Originations and Repayments

Citizens Community Federal originates loans through marketing efforts and our existing and walk-in customers.  The ability to originate loans is dependent upon customer demand for loans in the Bank's market areas.  Demand is affected by competition and the interest rate environment.  Since becoming a federal savings bank, Citizens Community Federal has significantly increased its origination of residential real estate loans.  During the past few years, Citizens Community Federal, like many other financial institutions, has experienced significant refinancing on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including Citizens Community Federal, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.  Citizens Community Federal does not engage in, nor have any exposure to, subprime or construction lending.

The following table shows the loan origination, purchase, sale and repayment activities of Citizens Community Federal for the periods indicated.

	Year ended September 30,
	2009	2008	2007
	(In thousands)
Originations by Type:
Real estate(1)	$95,136	$55,499	$41,701
Non-real estate-consumer	104,709	90,143	91,447
Total loans originated	199,845	145,642	133,148

Repayments:
Principal repayments	126,109	96,251	71,512
Loans transferred to other
	718	315	174
Net increase (decrease)	$73,018	$49,076	$61,462
______________
(1)
Real estate loans include loans with a payable-on-demand feature of $70.4 million in fiscal 2009, $43.7 million in fiscal 2008 and $32.1 million in fiscal 2007.  Real estate loans also include home equity lines of credit of $266,000 for fiscal 2009, $129,000 for fiscal 2008 and $349,000 for fiscal 2007.

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

                Citizens Community Federal divides its loans into two categories, mortgage loans and non-mortgage loans.  For all loans in both categories, Citizens Community Federal employs a dual-loss reserve strategy.  First, using a rolling three-year history, all loans, excluding classified loans, are assigned an inherent loss reserve.  Next, each loan (mortgage and non-mortgage) that becomes over 61 days delinquent is reviewed by senior management.  In addition, Citizens Community Federal assesses several factors including negative change in income, negative change in collateral, negative change in employment and other characteristics.

The procedure for charging off consumer loans does not differentiate between the different types of consumer loans.  Citizens Community Federal's loan underwriting is based mainly on the borrowers' ability to pay, along with the value of the collateral.  All closed-end consumer loans are either charged off or recognized as a specific loss after they become delinquent 120 days.  All open-end consumer loans are charged off or recognized as a specific loss after they become delinquent 180 days.  Consumer loans with collateral are charged off or recognized as a specific loss down to collateral resale value.  In lieu of charging off the entire balance, loans with non-real estate collateral may be written down to the value of the collateral, if repossession is assured.

Delinquent Loans.  The following table sets forth our loan delinquencies by type, number and amount at September 30, 2009.

	Loans Delinquent For:
	60-89 Days		90 Days and Over		Total Delinquent Loans
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

Real estate	4	$169	15	$1,261	19	$1,430

Consumer(1)	184	1,551	525	4,528	709	6,079

Total	188	$1,720	540	$5,789	728	$7,509
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

	At September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-Accruing Loans:
One- to four-family	$1,261	$1,067	$297	$406	$207
Consumer(1)	4,528	2,188	1,223	984	462
Total	5,789	3,255	1,520	1,390	669

Foreclosed Assets:
One- to four-family	562	---	94	376	---
Consumer	74	---	29	13	32
Total	636	---	123	389	32

Total non-performing assets	$6,425	$3,255	$1,643	$1,779	$701

Total as a percentage of total assets	1.12%	0.68%	0.43%	0.63%	0.29%
___________
(1)	Includes credit card accounts.

For the years ended September 30, 2009, 2008 and 2007, gross interest income, which would have been recorded had the non-accruing loans been current in accordance with their original terms, amounted to $402,000, $187,000 and $101,900, respectively.  No amount was included in interest income on these loans for these periods.

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

When we classify problem assets as either substandard or doubtful, we may establish general allowances for loan losses in an amount deemed prudent by management and approved by the Bank's board of directors.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When we classify problem assets as "loss," we are required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at September 30, 2009, Citizens Community Federal had classified $5.8 million of the loans in its portfolio as substandard, all of which was included in non-performing assets.  The total amount classified represented 10.5% of the Company's equity capital and 1.1% of assets at September 30, 2009.

Provision for Loan Losses.  Citizens Community Federal recorded a provision for loan losses for the year ended September 30, 2009, of $1.4 million, compared to $721,000 for the year ended September 30, 2008, and $470,000 for the year ended September 30, 2007.  The provision for loan losses is charged to income to bring the allowance for loan losses to reflect probable incurred losses based on the factors discussed below under "Allowance for Loan Losses."  The provision for loan losses for the year ended September 30, 2009, was based on management's review of such factors which indicated that the allowance for loan losses reflected probable incurred losses in the loan portfolio as of the year ended September 30, 2009.

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

At September 30, 2009, the allowance for loan losses was $1.9 million, or 0.44%, of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolios.

The following table sets forth an analysis of our allowance for loan losses as of the dates indicated.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Balance at beginning of period	$1,192	$926	$835	$803	$554

Charge-offs:
One- to four-family	(40)	(44)	(83)	(19)	(24)
Consumer	(633)	(448)	(330)	(228)	(212)
Total charge-offs	(673)	(492)	(413)	(247)	(236)

Recoveries:
One- to four-family	1	---	---	---	---
Consumer	36	37	34	28	31
Total recoveries	37	37	34	28	31

Net charge-offs	(636)	(455)	(379)	(219)	(205)
Other-obtained through merger	---	---	---	---	40
Additions charged to operations	1,369	721	470	251	414
Balance at end of period	$1,925	$1,192	$926	$835	$803

Ratio of allowance for loan losses to net loans outstanding at end of period	0.44%	0.32%	0.29%	0.32%	0.37%

Ratio of net charge-offs during the period to average gross loans outstanding during the period	0.16%	0.13%	0.13%	0.08%	0.12%

Ratio of net charge-offs during the period to average non-performing assets	13.14%	18.58%	22.15%	17.66%	28.37%

                The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	At September 30,
	2009			2008			2007
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

Real estate	$242	$240,225	54%	$184	$204,912	55%	$64	$187,957	59%
Consumer	1,683	202,570	46	1,008	164,865	45	862	132,744	41
Total	$1,925	$442,795	100%	$1,192	$369,777	100%	$926	$320,701	100%

	At September 30,
	2006			2005
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

Real estate	$52	$165,636	64%	$59	$144,551	66%
Consumer	783	93,603	36	744	74,183	34
Total	$835	$259,239	100%	$803	$218,734	100%

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

In fiscal 2008, we utilized our expertise as a mortgage loan originator, selectively purchasing non-agency mortgage-backed securities ("NAMBS") that either met or exceeded our underwriting guidelines.  This strategy  was employed to complement consumer loan underwriting.  Strong loan demand in consumer lending required management of the structure of the balance sheet and compliance with the OTS Home Owners Loan Act 35% consumer lending bucket cap.  Management chose to increase the asset base by purchasing AAA-rated NAMBS funded by FHLB advances.  This allowed the Bank to continue making consumer loans.  All NAMBS had original issue dates between 2003 and 2007.  In addition, $20 million in Agency MBS were purchased in fiscal 2009.

At the time of purchase, the securities were AAA-rated Jumbo Prime NAMBS, with an average loan-to-value ratio of 68.98% and an average FICO score of 741.  We stayed within the Jumbo Prime sector, and purchased no Sub-Prime or Alt-A MBS.  Furthermore, while the bank has purchased hybrid ARM securities, we have refrained from purchasing any negative-amortization loans or option ARMs.  Finally, the NAMBS portfolio consists only of those assets that are Secondary Mortgage Enhancement Act of 1984 ("SMMEA") eligible, meaning that the NAMBS purchased are in one of the two highest rating categories and are first-lien mortgages only.

Deteriorating economic conditions have affected housing markets across the nation and as a result, our NAMBS portfolio has been negatively impacted.  A portion of the portfolio has recently seen downgrades from one or more rating agencies.  The percentage of the MBS portfolio rated at below investment grade at September 30, 2009 and 2008 was 40.7% and 5.8%, respectively.

  The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant to determine if an other-than-temporary impairment exists. A debt security is considered impaired if the fair value is less than its amortized cost basis at the report date. If impaired, management then assesses whether the unrealized loss is other-than-temporary.

Current authoritative guidance provides that an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an other-than-temporary impairment write-down is recorded in earnings as a component of other-than-temporary impairment in the consolidated statements of operations, while the remaining portion of the impairment loss is recognized in other comprehensive gain (loss), provided the Company does not intend to sell the underlying debt security and it is “more likely than not” that the Company will not have to sell the debt security prior to recovery.

During the quarterly period ending June 30, 2009, the Company experienced $12.5 million of other than temporary impairment losses on nine securities included in its MBS portfolio.  $7.2 million of these losses were deemed to be a credit loss and were recognized in earnings. $5.3 million of these losses are included (net of tax) in other comprehensive loss.  At September 30, 2009, the aggregate fair value of those nine securities was $14.6 million.

The following table sets forth the composition of Citizens Community Federal's investment securities and interest-bearing deposits at the dates indicated.

	At September 30,
	2009		2008		2007
	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
	(Dollars in Thousands)

Investment securities:
Federal Home Loan Bank stock	$6,040	9.33%	$5,787	8.52%	$4,822	10.77%
Interest-bearing deposits with banks	2,458	3.80	371	0.55	371	0.83
Mortgage-backed securities	56,215	86.87	61,776	90.93	39,592	88.40
	$64,713	100.00%	$67,934	100.00%	$44,785	100.00%

Sources of Funds

General.  Citizens Community Federal's sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits.  Citizens Community Federal offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit.  Citizens Community Federal solicits deposits primarily in its market areas, including its in-store branches, and from financial institutions and has accepted a limited amount of brokered deposits.  At September 30, 2009, Citizens Community Federal had $9.8 million of brokered deposits.  We obtain these deposits from brokers when the rates requested are less than the amount we pay our retail customers.  The typical term for these brokered deposits are 12 to 18 months.  Our experience is that these are not volatile deposits subject to significant early withdrawal.  Citizens Community Federal primarily relies on competitive pricing policies, marketing and customer service to attract and retain these deposits.  The Bank constantly searches for the most cost-effective source of funds, either through brokered deposits, or through marketing our own rates to protect our margin and maintain our sales culture.

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

Deposit Flow

The following table sets forth deposit flows during the periods indicated.

	Year Ended September 30,
	2009	2008	2007
	(Dollars in Thousands)

Opening balance	$297,243	$207,734	$186,711
Deposits assumed in ANB branch acquisition	---	18,406	---
Net change in deposits	101,910	61,965	14,029
Interest credited	10,158	9,138	6,994

Ending balance	$409,311	$297,243	$207,734

Net increase	$112,068	$89,509	$21,023

Percent increase	37.7%	43.1%	11.3%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.
	At September 30,
	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts and Savings Deposits:

Demand accounts	$19,731	4.82%	$19,017	6.40%	$18,657	8.98%
Savings accounts	26,387	6.45	22,267	7.49	22,855	13.06
Money market accounts	146,709	35.84	44,777	15.06	27,121	11.00

Total non-certificates	192,827	47.11	86,061	28.95	68,633	33.04

Certificates:
6-12 month	64,321	15.71	67,481	22.70	53,868	25.93
15-18 month	54,380	13.29	52,504	17.67	30,055	14.47
24-60 month	24,737	6.04	21,908	7.37	18,744	9.02
Anniversary	641	0.16	265	0.09	170	0.08
Institutional	56,939	13.91	56,738	19.09	26,378	12.70
IRA	15,466	3.78	12,286	4.13	9,886	4.76

Total certificates	216,484	52.89	211,182	71.05	139,101	66.96

Total Deposits	$409,311	100.00%	$297,243	100.00%	$207,734	100.00%

The following table shows rate and maturity information for Citizens Community Federal's certificates of deposit at September 30, 2009.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate Accounts Maturing During the 12 Months Ended:
September 30, 2010	$18,974	$122,664	$21,864	$163,502	75.52%
September 30, 2011	294	35,958	5,136	41,388	19.12
September 30, 2012	5	5,914	3,216	9,135	4.22
September 30, 2013	14	1,590	849	2,453	1.13
Thereafter	---	6	---	6	0.01

Total	$19,287	$166,132	$31,065	$216,484	100.00%

Percent of total	8.91%	76.74%	14.35%	100.00%

The following table indicates the amount of Citizens Community Federal's certificates of deposit by time remaining until maturity as of September 30, 2009.

	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit
less than $100,000	$24,571	$31,415	$56,303	$38,890	$151,179

Certificates of deposit
of $100,000 or more	17,602	10,353	23,258	14,092	65,305

Total certificates of deposit	$42,173	$41,768	$79,561	$52,982	$216,484

Borrowings.  Although deposits are our primary source of funds, Citizens Community Federal may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when it desires additional capacity to fund loan demand or when they meet asset/liability management goals.  Borrowings consist of advances from the Federal Home Loan Bank of Chicago.  See Note 8 of the Notes to Consolidated Financial Statements.

Citizens Community Federal may obtain advances from the Federal Home Loan Bank of Chicago upon the security of certain of our mortgage loans and mortgage-backed and other securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.  At September 30, 2009, Citizens Community Federal had $106.8 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $55.3 million.  These advances were taken as a liquidity source to fund increasing loan demand in previous years, and the purchase of investment securities in fiscal 2009.

Citizens Community Federal is authorized to borrow from the Federal Reserve Bank of Chicago's "discount window" after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings.  We have never borrowed from our Federal Reserve Bank.

The following table sets forth the maximum month-end balance and average balance of borrowings for the periods indicated.

	Year Ended September 30,
	2009	2008	2007

	(In Thousands)
Maximum Balance:
FHLB advances	$120,805	$115,737	$96,446

Average Balance:
FHLB advances	$105,169	$105,699	$48,643

The following table sets forth certain information as to Citizens Community Federal's borrowings at the dates indicated.

	At September 30,
	2009	2008	2007
	(Dollars in Thousands)

FHLB advances	$106,805	$110,245	$96,446

Weighted average interest rate of FHLB advances	3.89%	4.48%	5.19%

Subsidiary and Other Activities

As a federally chartered savings bank, Citizens Community Federal is permitted by OTS regulations to invest up to 2% of assets, or $11.5 million at September 30, 2009, in the stock of, or unsecured loans to, service corporation subsidiaries. Citizens Community Federal may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.  Citizens Community Federal does not currently have any subsidiary service corporations.

Employees

At September 30, 2009, the Bank had a total of 102 full-time employees and 188 part-time employees.  Employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

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

Citizens Community Federal

Citizens Community Federal, as a federally chartered savings bank, is subject to regulation and oversight by the OTS extending to all aspects of its operations.  Citizens Community Federal also is subject to regulation and examination by the FDIC, which insures the deposits of Citizens Community Federal to the maximum extent permitted by law.  This regulation of Citizens Community Federal is intended for the protection of depositors and the insurance of deposit accounts and not for the purpose of protecting stockholders.  As a federal savings bank, Citizens Community Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. Citizens Community Bancorp, Inc., as the Bank's holding company, is also subject to regulation and examination by the OTS.

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

The investment and lending authority of Citizens Community Federal is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations.  As a federal savings bank, Citizens Community Federal is required to meet a qualified thrift lender test.  This test requires Citizens Community Federal to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  In addition, Citizens may have no more than 35% of total assets in consumer loans, commercial paper and corporate debt securities  As an alternative, we may maintain 60% of the Bank's assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, we are required to maintain a significant portion of our assets in residential-housing-related loans and investments.  Any institution that fails to meet the qualified thrift lender test becomes subject to certain restrictions on its operations and must convert to a national bank charter, unless it re-qualifies as, and thereafter remains, a qualified thrift lender.  If such an institution has not re-qualified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank.  We were not subject to a similar requirement when we were a credit union and were not in compliance with this requirement at the time we became a federal savings bank.  As of September 30, 2009, Citizens Community Federal met this requirement with a qualified thrift lender percentage of 81.13%.  In addition, at September 30, 2009, Citizens had 34.69% of its assets in consumer loans, commercial paper and corporate debt securities, in compliance with the applicable thrift lender limit.

Under OTS regulations, Citizens Community Federal is subject to a lending limit for loans to one borrower or group of related borrowers.  This lending limit is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case the limit is increased to 25% of impaired capital and surplus).  At September 30, 2009, Citizens Community Federal's lending limit under this restriction was $7.7 million.  At September 30, 2009, our outstanding loans are in compliance with this lending limit.

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

Citizens Community Bancorp, Inc.

As a savings association holding company, Citizens Community Bancorp, Inc. is subject to regulation, supervision and examination by the OTS.  Applicable federal law and regulations limit the activities of Citizens Community Bancorp, Inc. and require the approval of the OTS for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof.  Citizens Community Bancorp, Inc. is an affiliate of Citizens Community Federal, so its transactions with Citizens Community Federal are subject to regulatory limits and must be on terms as favorable to Citizens Community Federal as its transactions with non-affiliates.

If Citizens Community Federal fails the qualified thrift lender test, then Citizens Community Bancorp, Inc. must obtain the approval of the OTS prior to continuing after such failure, directly or through other subsidiaries, any business activity other than those approved for bank holding companies or their subsidiaries.  In addition, within one year of such failure Citizens Community Bancorp, Inc. must register as, and will become subject to, the restrictions applicable to bank holding companies.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation.  Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock and related earnings and excludes most intangible assets, which also are deducted from assets for purposes of calculating this capital ratio.  At September 30, 2009, Citizens Community Federal had tangible capital of $51.1 million, or 8.9% of adjusted total assets, which was approximately $42.4 million above the required level.

The capital standards require core or Tier 1 capital equal to at least 3.0% of adjusted total assets for the strongest institutions with the highest examination rating and 4.0% of adjusted total assets for all other institutions, unless the OTS requires a higher level based on the particular circumstances or risk profile of the institution.  Core capital generally consists of tangible capital, plus certain intangibles.  At September 30, 2009, Citizens Community Federal had $6.7 million of intangibles, $0 of which were included in core capital.  At September 30, 2009, Citizens Community Federal had core capital equal to $51.1 million, or 8.9% of adjusted total assets, which was $28.1 million above the required level of 4%.

The OTS also requires Citizens Community Federal to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core or Tier 1 capital, as defined above, and Tier 2 capital, which consists of certain permanent and maturing capital instruments that do not qualify as Tier 1 capital and of the allowance for possible loan and lease losses up to a maximum of 1.25% of risk-weighted assets.  Tier 2 capital may be used to satisfy this risk-based requirement only to the extent of Tier 1 capital.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 1250%, based on the risk inherent in the type of asset.  The OTS is authorized to require Citizens Community Federal to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.  At September 30, 2009, Citizens Community Federal had $546.4 million in risk-weighted assets and total capital of $52.1 million, or 9.6% of risk-weighted assets, which was $8.5 million above the required level.

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

Institutions with at least a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio and an 8.0% total risk-based capital ratio are considered "adequately capitalized."  An institution is deemed a "well capitalized" institution if it has at least a 5% leverage capital ratio, a 6.0% Tier 1 risked-based capital ratio and a 10.0% total risk-based capital ratio.  At September 30, 2009, Citizens Community Federal was considered an "adequately capitalized" institution in terms of the risk-based capital measurement, and “well capitalized” in terms of the leverage and tangible capital requirements.

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

As disclosed in our Annual Report, attached as an exhibit to this report, we are bound by the terms of a Memorandum of Understanding (MOU) with the OTS that prohibits payment of dividends without prior approval while the Memorandum of Understanding is in effect.

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

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income.  The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of the regular tax.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Citizens Community Federal has not been subject the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may elect to carryback net operating losses to five, four or three-year periods as well as the preceding two taxable years, and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At September 30, 2009, Citizens Community Bancorp, Inc. will carryback the current net operating loss to prior years, and have no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Because we have elected to file a consolidated return with Citizens Community Federal, dividends the Company receives from Citizens Community Federal will not be included as income to Citizens Community Bancorp, Inc.  The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.

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

Item 1A.   Risk Factors

The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our future business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.

Our loan portfolio possesses increased risk due to our substantial number of consumer loans.

Our consumer loans accounted for approximately $202.6 million, or 45.7%, of our total loan portfolio as of September 30, 2009, of which $24.9 million consisted of automobile loans, $172.0 million consisted of personal loans secured by other collateral and $5.7 million consisted of unsecured personal loans.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties.  As a result of our large portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.  Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  In addition, $7.8 million of our automobile loans and $151.7 million of our other secured consumer loans were indirect loans originated by or through third parties, which present greater risk than our direct lending products.  See the sections titled "Lending Activities - Consumer Lending" and "Asset Quality" included in Item 1 of this report.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and evaluate economic conditions.  Management recognizes that significant new growth in the loan portfolio and the refinancing of existing loans can result in completely new portfolios of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Material additions to our allowance could decrease our net income.  Our allowance for loan losses was 0.44% of net loans, and 33.3% of non-performing loans at September 30, 2009.  Our regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities will have a material adverse effect on our financial condition and results of operations.  As of September 30, 2009, we believe that the current allowance reflects probable incurred credit losses in the portfolio.

Impairment of Investment Securities, Goodwill, Other Intangible Assets, or Deferred Tax Assets could Require Charges to Earnings, which could Result in a Negative Impact on Our Results of Operations.

In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

A failure by us to maintain required levels of capital could have a material adverse effect on our business.

Banking regulations require us to maintain adequate levels of capital, in order to support our operations and fund outstanding liabilities. Furthermore, Citizens Community Federal is required to maintain specific capital levels. If the Bank fails to maintain the required capital levels, Citizens Community Federal could be subject to various sanctions by federal regulators that could adversely impact us.  Such sanctions could potentially include, without limitation, the termination of deposit insurance by the Federal Deposit Insurance Corporation, limitations on the Bank's ability to pay dividends to us and the issuance of a capital directive by a federal regulatory authority requiring an increase in capital.

    Our ability and the ability of the Bank to raise additional capital, if needed, may be impaired by changes and trends in the capital markets that are outside our control. Accordingly, there can be no assurance that we will be able to raise additional capital, if needed on terms acceptable to us.

Rising interest rates may hurt our profits.

To be profitable we have to earn more interest on our loans and investments than we pay on our deposits and borrowings.  Overall, interest rates generally have decreased in fiscal 2009 and 2008.  If interest rates begin to rise again, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans and investments.  This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down.  In addition, rising interest rates may hurt our income, because they may reduce the demand for loans and the value of our securities.  A flat yield curve also may hurt our income, because it would reduce our ability to reinvest proceeds from loan and investment repayments at higher rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report, attached hereto as Exhibit 13.

If economic conditions continue to deteriorate, our results of operations and financial condition could be adversely impacted as borrowers' ability to repay loans declines and the value of the collateral securing our loans decreases.

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

Citizens Community Federal is subject to extensive regulation, supervision and examination by the OTS, our chartering authority, and by the FDIC, the insurer of our deposits.  Citizens Community Bancorp, Inc. is subject to regulation and supervision by the OTS.  This regulation and supervision governs the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund administered by the FDIC and our depositors.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations and profitability.

As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report, attached hereto as Exhibit 13, each of Citizens Community Bancorp, Inc. and Citizens Community Federal are subject to a Memorandum of Understanding with the OTS, which contains certain restrictions on our operations.

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

Most of our loans are to individuals located in Wisconsin, Minnesota and Michigan.  Any decline in the economy of these states could have an adverse impact on our earnings.  Decreases in local real estate values in these regions could adversely affect the value of property used as collateral.  Adverse changes in the local economies of these regions also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Difficult market conditions and economic trends have adversely affected our industry and our business.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2009.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings.

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

We do not believe these difficult conditions are likely to improve significantly in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market.  As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

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

The trading price of shares of our common stock fluctuates and investors in our common stock may experience substantial losses.

The trading price of our common stock has been volatile and may continue to be volatile in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

●	the timing of our announcements or those of our competitors concerning significant product developments, acquisitions or financial performance;
●	fluctuation in our quarterly operating results;
●	substantial sales of our common stock;
●	general stock market conditions; or
●	other economic or external factors.

You may be unable to sell your stock at or above your purchase price.

Our shares of common stock are thinly traded and our stock price may be more volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are 4,246,074 shares of our common stock held by nonaffiliates as of December 29, 2009. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation.  Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information.  We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data.  These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Description of Properties

The following table provides a list of the Bank's main and branch offices and indicates whether the properties are owned or leased.

Location	Owned or Leased	Lease Expiration Date	Net Book Value at September 30, 2009 (In Thousands)

ADMINISTRATIVE OFFICES:	Leased	April 30, 2012
2174 EastRidge Center
Eau Claire, WI 54701

BRANCH OFFICES:

Appleton Branch	Leased	January 31, 2014
3701 E. Calumet St.
Appleton, WI 54915

Location	Owned or Leased	Lease Expiration Date	Net Book Value at September 30, 2009 (In Thousands)

Black River Falls Branch	Leased	January 31, 2014
611 Highway 54 E.
Black River Falls, WI 54615

Chippewa Falls Branch	Owned	N/A	340
427 W. Prairie View Road
Chippewa Falls, WI 54729

Eastside Branch	Owned	N/A	340
1028 N. Hillcrest Parkway
Altoona, WI 54720

Fairfax Branch	Owned	N/A	781
219 Fairfax Street
Altoona, WI 54720

Fond du Lac Branch	Leased	January 31, 2014
377 N. Rolling Meadows Dr.
Fond du Lac, WI 54936

Mondovi Branch	Leased	June 30, 2010
695 E. Main Street
Mondovi, WI 54755

Oshkosh Branch	Leased	January 31, 2014
351 S. Washburn St.
Oshkosh, WI 54904

Rice Lake Branch	Leased	May 10, 2013
2501 West Ave.
Rice Lake, WI 54868

Westside Branch	Owned	N/A	280
2125 Cameron Street
Eau Claire, WI 54703

Wisconsin Dells Branch	Leased	January 31, 2014
130 Commerce St.
Wisconsin Dells, WI 53965

Lake Orion Branch(1)	Leased	February 28, 2012
688 S. Lapeer Road
Lake Orion, MI 48362

Rochester Hills Branch	Owned	N/A	474
310 West Tienken Road
Rochester Hills, MI 48306

Brooklyn Park Branch	Leased	January 31, 2014
8000 Lakeland Ave.
Brooklyn Park, MN 55445

Faribault Branch	Leased	January 31, 2014
150 Western Ave.
Faribault, MN 55021

Location	Owned or Leased	Lease Expiration Date	Net Book Value at September 30, 2009 (In Thousands)

Hutchinson Branch	Leased	January 31, 2014
1300 Trunk Hwy. 15 S
Hutchinson, MN 55350

Mankato Branch	Leased	October 30, 2010
1410 Madison Avenue
Mankato, MN 56001

Oakdale Branch	Leased	September 30, 2014
7035 10th Street North
Oakdale, MN 55128

Red Wing Branch	Leased	March 3, 2013
295 Tyler Rd. S
Red Wing, MN 55066

Winona Branch 955 Frontenac Dr. Winona, MN 55987	Leased	January 31, 2014

Menomonie Branch 180 Cedar Falls Rd Menomonie, WI 54751	Leased	March 3, 2014

Neenah Branch 155 Winneconne Ave Neenah, WI 54956	Leased	April 21, 2014

Wisconsin Rapids 4331 8th St S Wisconsin Rapids, WI 54494	Leased	May 26, 2014

Shawano Branch 1244 E Green Bay St Shawano, WI 54166	Leased	June 9, 2014

Oak Park Heights Branch 5815 Norell Ave Stillwater, MN 55082	Leased	January 31, 2015

Plover Branch 250 Crossroads Dr Plover, WI 54467	Leased	January 31, 2015
_____________

(1)	Effective March 1, 2007, Citizens Community Federal has a right to cancel this lease, with the cancellation to take effect 90 days after it exercises the right to cancel.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

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

Item 6.   Selected Financial Data

The information contained in the section captioned "Selected Consolidated Financial Information" in the Annual Report is incorporated herein by reference.  Such information should be read along with the Company’s financial statements and the notes to those financial statements and with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference elsewhere herein.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" in the Annual Report is incorporated herein by reference.

Item 8.   Consolidated Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Wipfli, LLP dated December 21, 2009, contained in the Company’s 2009 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No disclosure under this item is required.

Item 9A(T).   Controls And Procedures.

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Due to the material weaknesses described below, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act. The President and Chief Financial Officer believe that, subsequent to September 30, 2009, the Company has remediated or is currently in process of remediating these deficiencies.

Management’s Report on Internal Control Over Financial Reporting

The management of Citizens Community Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP).

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a material weakness is a control deficiency, or combination of control deficiencies, that resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Our assessment identified the following material weaknesses in the financial reporting and disclosure process:

●	Inadequate financial statement disclosures for other-than temporary securities, income taxes, and subsequent events related to retirement plans; and

●	Improper application of GAAP related to revenue recognition on securities classified as other-than temporarily impaired and the recording of employee benefit expense related to terminated employees.

As a result of the above deficiencies, certain accounting errors occurred and certain adjustments were recorded in the fourth quarter.  The impact of these adjustments was not material to the financial statements.  However, due to the actual misstatements, the potential for more significant misstatements, and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected as a result of each weakness.  As a result, management determined that these identified deficiencies were material weaknesses in internal control over financial reporting and has concluded that our internal control over financial reporting was not effective as of September 30, 2009.

/s/ Tim Cruciani	/s/ John D. Zettler
President	Chief Financial Officer
December 29, 2009	December 29, 2009

Remediation of Material Weaknesses

As discussed above, we have identified material weaknesses in our internal control over financial reporting.  We have taken steps to address the specific deficiencies identified above.  In addition, to remediate the material weaknesses in our internal control over financial reporting subsequent to year end, we have implemented or are in the process of implementing the following actions, which are all expected to be completed by the end of the first quarter except for the last item, which will be ongoing:

●	We are assessing the need for additional ongoing employee training as it relates to the evolving financial reporting environment and new emerging accounting issues.
●	We are implementing additional procedures within our financial close and reporting process to analyze for accuracy and adjust all material accounts on a timely basis.
●	We are evaluating our financial organization to determine the most appropriate and effective use of our current resources and to determine if additional resources are necessary to support the financial reporting process.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.   Other Information

Effective December 7, 2009, the Company and each of Timothy J. Cruciani (our President) and Rebecca Johnson (our Senior Vice President) and effective December 14, 2009, the Company and John D. Zettler (our Chief Financial Officer) agreed to voluntarily terminate each of their existing employment agreements.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated herein by reference to the discussion under the heading "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Matters – Audit Committee Financial Expert" in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 28, 2010. Information regarding the Company's Code of Conduct and Ethics is incorporated herein by reference to the discussion under "Corporate Governance Matters –Code of Conduct and Ethics" in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders.

The Audit Committee of the Company's Board of Directors is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are David Westrate (Chairman), Richard McHugh and Brian Schilling.

Item 11.   Executive Compensation

Information with respect to this item is incorporated herein by reference to the discussion under the headings "Compensation of Directors" and "Executive Compensation" in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 28, 2010.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder Matters

Information with respect to this item is incorporated herein by reference to the discussion under the heading "Security Ownership" in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 28, 2010.

The following table sets forth information as of September 30, 2009, with respect to compensation plans under which shares of common stock were issued.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	185,110	$7.04	451,083
Equity Compensation Plans Not Approved By Security Holders	---	---	---

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated herein by reference to the discussion under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 28, 2010. Information regarding director independence is incorporated by reference to the discussions under "Corporate Governance Matters-Director Independence" in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 28, 2010.

PART IV
Item 14.   Principal Accountant Fees and Services

Information with respect to this item is incorporated herein by reference to the discussion under the heading "Audit Committee Matters – Fees of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 28, 2010.

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements:

 The following financial statements of the Company, included in the Company's 2009 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Form 10-K annual report:

Consolidated Balance Sheets as of September 30, 2009, and 2008
Consolidated Statements of Income for the Years Ended September 30, 2009, 2008 and 2007
Consolidated Statements of Changes in Stockholders' Equity For the Years Ended September 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows For the Years Ended September 30, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)   Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Articles of Incorporation of the Registrant	*
3(ii)	Bylaws of the Registrant	*
10	Material contracts:
	(a) Registrant's 2004 Stock Option Plan	*
	(b) Registrant's 2004 Recognition and Retention Plan	*
	(c) Supplemental Executive Retirement Plan	*
	(d) Tax Allocation Agreement	**
13	2009 Annual Report to Stockholders	13
14	Code of Conduct and Ethics	14
21	Subsidiaries of the Registrant	21
23	Consent of Auditors	23
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32
_______________________
*
Filed as exhibit to the Company's registration statement filed on June 30, 2006, (File No.333-135527) pursuant to Section 5 of the Securities Act of 1933.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**	Filed as exhibit to Citizen Community Bancorp's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date:  December 29, 2009
By:  /s/ Tim Cruciani
        Tim Cruciani
        President
        (Duly Authorized Representitive

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard McHugh	December 29, 2009
Richard McHugh Chairman of the Board

By:	/s/ Tim Cruciani	December 29, 2009
Tim Cruciani President (Principal Executive Officer)

By:	/s/ Thomas C. Kempen	December 29, 2009
Thomas C. Kempen Vice Chairman of the Board

By:	/s/ Brian R. Schilling	December 29, 2009
Brian R. Schilling Director and Treasurer

By:	/s/ David B. Westrate	December 29, 2009
David B. Westrate Director

By:	/s/ John D. Zettler	December 29, 2009
John D. Zettler Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Regulation S-K Exhibit Number	Document

13	2009 Annual Report to Stockholders

14	Code of Conduct and Ethics

21	Subsidiaries of the Registrant

23	Consent of Auditors

31.1 and 31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications*

_______________
*       This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.