Form 10-Q
period 2009-12-31
Citizens Community Bancorp Inc.
filed 2010-02-12
CIK 1367859

UNITED STATES
SECURIT1ES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    December 31, 2009.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________to ________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

At February 12, 2010 there were 5,113,278 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.

FORM 10-Q

DECEMBER 31, 2009

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
December 31, 2009, unaudited, September 30, 2009, derived from audited financial statements
(in thousands)

Assets	December 31, 2009	September 30, 2009
Cash and cash equivalents	$32,774	$43,191
Other interest-bearing deposits	1,245	2,458
Securities available-for-sale (at fair value)	50,800	56,215
Federal Home Loan Bank stock	6,040	6,040
Loans receivable	447,454	442,470
Allowance for loan losses	(2,287)	(1,925)
Loans receivable – net	445,167	440,545
Office properties and equipment – net	7,835	8,029
Accrued interest receivable	2,123	2,179
Intangible assets	1,065	1,148
Goodwill	5,593	5,593
Other assets	14,006	10,008
TOTAL ASSETS	$566,648	$575,406

Liabilities and Stockholders' Equity	December 31, 2009	September 30, 2009
Liabilities:
Deposits	$405,950	$409,311
Federal Home Loan Bank advances	101,700	106,805
Other liabilities	3,790	3,925
Total liabilities	511,440	520,041

Stockholders' equity:
Common stock - 5,113,278 and 5,471,780 shares issued and outstanding respectively	51	55
Additional paid-in capital	53,820	56,877
Retained earnings	8,396	8,221
Unearned ESOP shares	0	(3,070)
Unearned deferred compensation	(10)	(23)
Accumulated other comprehensive loss	(7,049)	(6,695)
Total stockholders' equity	55,208	55,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$566,648	$575,406

See accompanying notes to condensed consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations - Unaudited
For the Three Months Ended December 31, 2009 and 2008
(in thousands, except per share data)

	Three Months Ended
	December 31, 2009	December 31, 2008
Interest and Dividend Income:
Interest and fees on loans	$7,348	$6,368
Other interest and dividend income	824	1,023
Total interest and dividend income	8,172	7,391
Interest expense:
Interest on deposits	2,272	2,573
Borrowings	921	1,238
Total interest expense	3,193	3,811
Net interest income	4,979	3,580
Provision for loan losses	760	267
Net interest income after provision for loan losses	4,219	3,313

Noninterest Income:
Total other-than-temporary impairment losses	(606)	--
Portion of loss recognized in other comprehensive loss (before tax)	22	--
Net impairment losses recognized in earnings	(584)	--
Service charges on deposit accounts	389	338
Insurance commissions	52	71
Loan fees and service charges	160	65
Other	2	3
Total noninterest income	19	477

Noninterest expense:
Salaries and related benefits	1,885	1,720
Occupancy – net	612	484
Office	349	392
Data processing	98	105
Amortization of core deposit	83	83
Advertising, marketing and public relations	33	75
FDIC premium assessment	243	41
Professional services	305	128
Other	329	289
Total noninterest expense	3,937	3,317

Income before provision for income tax	301	473
Provision for income taxes	126	207
Net income attributable to common stockholders	$175	$266

Per share information:
Basic earnings	$0.03	$0.05
Diluted earnings	$0.03	$0.05
Dividends paid	$0.00	$0.05

See accompanying notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity - Unaudited For the Three Months ended December 31, 2009 and 2008 (in thousands, except Shares)

Three Months Ended December 31, 2009	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance - Beginning of Period	5,471,780	$55	$56,877	$8,221	$(3,070)	$(23)	$(6,695)	$55,365
Comprehensive loss:
Net income attributable to common stockholders				175				175
Amortization of unrecognized prior service costs and net gains/losses, net of tax							1	1
Net unrealized gain on available for sale securities, net of tax							(705)	(705)
Change for realized losses on securities available for sale for OTTI write-down, net of tax							350	350
Total comprehensive loss								(179)

Stock option expense			9					9
Termination of ESOP	(358,502)	(4)	(3,066)		3,070			--
Amortization of restricted stock						13		13
Balance - End of Period	5,113,278	$51	$53,820	$8,396	$0	$(10)	$(7,049)	$55,208

Three Months Ended December 31, 2008	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance - Beginning of Period	6,226,995	$62	$62,192	$12,550	$(3,416)	$(126)	$(2,786)	$68,476
Comprehensive loss:
Net income attributable to common stockholders				266				266
Amortization of unrecognized prior service costs and net gains/losses, net of tax							14	14
Net unrealized loss on available for sale securities, net of tax							(1,374)	(1,374)
Total comprehensive loss								(1,094)

Common stock repurchased	(276,231)	(3)	(1,942)					(1,945)
Stock option expense			16					16
Committed ESOP shares					115			115
Appreciation in fair value of ESOP shares charged to expense			(20)					(20)
Amortization of restricted stock						23		23
Cash dividends ($0.05 per share)				(311)				(311)
Balance - End of Period	5,950,764	$59	$60,246	$12,505	$(3,301)	$(103)	$(4,146)	$65,260

                See accompanying notes to condensed consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows - Unaudited
For the Three Months Ended December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
	(Thousands)	(Thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income attributable to common stockholders	$175	$266
Adjustments to reconcile net income to net cash provided
By (used in) operating activities:
Net Securities amortization	$(103)	$(71)
Provision for depreciation	277	210
Provision for loan losses	760	267
Impairment on mortgage-backed securities	584	0
Amortization of purchase accounting adjustments	(14)	(13)
Amortization of core deposit intangible	83	83
Amortization of restricted stock	13	23
Provision for stock options	9	16
Provision (benefit) for deferred income taxes	143	193
ESOP contribution benefit in excess of shares released	0	(20)
Decrease in accrued interest receivable and other assets	(3,007)	66
Decrease in other liabilities	(134)	(242)
Total adjustments	(1,389)	512
Net cash provided by (used in) operating activities	(1,214)	778
Cash flows from investing activities:
Net increase (decrease) in interest-bearing deposits	1,213	(4,926)
Proceeds from principal repayments on securities available for Sale	3,501	1,538
Net increase in loans	(5,369)	(14,043)
Net capital expenditures	(82)	(763)
Net cash used in investing activities	(737)	(18,194)
Cash flows from financing activities:
Net decrease in borrowings	(5,105)	(7,470)
Net increase (decrease) in deposits	(3,361)	18,468
Repurchase shares of common stock	0	(1,945)
Reduction in unallocated shares held by ESOP	0	115
Cash dividends paid	0	(311)
Net cash provided by (used in) financing activities	(8,466)	8,857
Net decrease in cash and cash equivalents	(10,417)	(8,559)
Cash and cash equivalents at beginning	43,191	23,666
Cash and cash equivalents at end	$32,774	$15,107

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$2,275	$2,573
Interest on borrowings	997	1,233
Income taxes	0	63

See accompanying notes to condensed consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
NOTE 1 –ORGANIZATION

The financial statements of Citizens Community Federal (the “Bank”) included herein have been included by its parent company, Citizens Community Bancorp, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Citizens Community Bancorp (CCB) was a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004.  Historically, Citizens Community Federal was a credit union that accepted deposits and made loans to members, who lived, worked or worshiped in the Wisconsin counties of Chippewa and Eau Claire, and parts of Wisconsin counties of Pepin, Buffalo and Trempealeau.  In December 2001, Citizens Community Federal converted to a federal mutual savings bank in order to better serve its customers and the local community through the broader lending ability of a federal savings bank, and to expand its customer base beyond the limited field of membership permitted for credit unions.  In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization.

Effective December 31, 2009, the Company terminated the ESOP.  All shares of the Company’s common stock that were allocated to participant accounts as of that date, were merged into the participant accounts in the Citizens Community Federal 401(k) profit sharing plan.  The termination of the ESOP had no material impact on the Company’s earnings.  However, the Bank’s capital levels increased by approximately $3.1 million as a result of the ESOP termination.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Bank’s regulatory capital ratios as of December 31, 2009.

The consolidated income of the Company is principally derived from the Bank’s income.  The Bank originates residential and consumer loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan.  The Bank operates 26 full-service offices - nine stand-alone locations and 17 branches located inside Wal-Mart Supercenters.

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

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE  3 – STOCK-BASED COMPENSATION

In February 2005, the Company’s stockholders approved the Company's Recognition and Retention Plan.  This plan provides for the grant of up to 113,910 shares of the Company's common stock.  As of December 31, 2009, 70,622 restricted shares were outstanding and none were granted during the quarter ended December 31, 2009 to eligible participants under this plan, and 9,338 of previously awarded shares were forfeited.  Restricted shares are issued at no cost to the employee and have a five-year vesting period.  The fair value of the restricted shares on the date of issue was $7.04 per share for 63,789 shares and $6.18 for 6,832 shares.  Compensation expense related to these awards was $13 for the three months ended December 31, 2009.

In February 2005, the Company’s stockholders also approved the Company's 2004 Stock Option and Incentive Plan.  This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights.  The plan provides for the grant of awards for up to 284,778 shares of the Company's common stock.  At December 31, 2009, 202,197 options had been granted under this plan to eligible participants at a weighted-average exercise price of $7.04 per share.  Options granted vest over a five-year period.  Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.  At December 31, 2009, options for 87,297 shares of the Company's common stock were vested, options for 83,724 shares were forfeited and options for 4,558 shares were exercised.  Of the 202,197 options granted, 113,915 remained outstanding on December 31, 2009.

We account for stock-based employee compensation related to our 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, we record compensation expense based on the value of the award as measured on the grant date and recognize that cost over the vesting period.  The compensation cost recognized for stock-based employee compensation for the three months ended December 31, 2009 was $9,816.

In February 2008, the Company’s stockholders approved the Company's 2008 Equity Incentive Plan.  The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares.  Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company's common stock.  The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock.  In October 2008, the Compensation Committee suspended consideration of distributions under this plan, and as of December 31, 2009, no grants have been made to eligible participants under this 2008 Equity Incentive Plan.

NOTE 4 – FAIR VALUE ACCOUNTING

We measure or monitor some of our assets on a fair value basis. Fair value is used on a recurring basis for certain assets, such as securities available for sale, in which fair value is the primary basis of accounting. Fair value is defined as the price that would be received for the sale of an asset in an orderly transaction between market participants at the measurement date. We apply the following fair value hierarchy:

Level 1- Quoted prices for identical assets in active markets that we have the ability to access as of the measurement date.

Level 2- Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or other inputs that are observable or can be corroborated by observable market data.

Level 3- Significant unobservable inputs that reflect our own assumptions about the assumptions that market participants would use in pricing an asset.

In estimating the fair values for investment securities available for sale, we believe that independent third-party market prices are the best evidence of exit price and, where available, we base our estimates on such prices.  If such third-party market prices are not available, we obtain independent third-party valuations.  Where market observable data is not available due to market conditions in an illiquid market, the valuation of financial instruments becomes more subjective and involves substantial judgment. Additionally, there may be inherent risk in the valuation calculation and changes in underlying assumptions, including estimates of future cash flow and discount rates that could significantly affect future values.

Assets Measured on a Recurring Basis

		December 31, 2009 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
U.S. Agency securities	$19,095	$-	$19,095	$-
Residential mortgage-backed securities	31,705	-	-	31,705
Total securities	$50,800	$-	$19,095	$31,705

		September 30, 2009 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
U.S. Agency securities	$19,698	$-	$19,698	$-
Residential mortgage-backed securities	36,517	-	-	36,517
Total securities	$56,215	$-	$19,698	$36,517

We determine fair value for intangible assets and goodwill, based on market prices for similar assets, where available, and the present value of the estimated future cash flows associated with the intangible asset.  Fair value of foreclosed assets is determined, initially, by a third-party appraisal.  Subsequent to foreclosure, valuations are periodically performed by management to identify potential changes in fair value.

Assets Measured on a Nonrecurring Basis

		December 31, 2009 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Foreclosed assets	$562	$-	$-	$562
Intangible assets	1,065	-	-	1,065
Goodwill	5,593	-	-	5,593
Total	$7,220	$-	$-	$7,220

		September 30, 2009 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Foreclosed assets	$562	$-	$-	$562
Intangible assets	1,148	-	-	1,148
Goodwill	5,593	-	-	5,593
Total	$7,303	$-	$-	$7,303

Level 3 assets are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable.  With respect to residential mortgage backed securities held as investments by the Company, the credit markets continue to be disrupted resulting in a continued dislocation and lack of trading activity.  The valuation used both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities, employing a methodology that considers future cash flows along with risk-adjusted returns.  The inputs in this methodology are as follows: ability and intent to hold to maturities, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows and rating agency actions.  We had an independent valuation of all Level 3 securities in the current quarter.  Based on this valuation, we recorded pre-tax other than temporary impairment of $584,000.

The following table presents a reconciliation of residential mortgage-backed securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended December 31:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Beginning balance	$36,517	$61,233
Total gains or losses (realized/unrealized):
Included in earnings	(584)	0
Included in other comprehensive loss	(1,517)	(2,119)
Purchases, sales, issuances, and settlements, net	(2,711)	(1,437)
Ending Balance	$31,705	$57,677

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

Loans

Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company’s repayment schedules for each loan classification.

Federal Home Loan Bank Stock

Federal Home Loan Bank Stock is carried at cost, which is its redeemable fair value since the market for the stock is restricted (see Note 5 below).

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

Off-Balance-Sheet Instruments

The fair value of off-balance sheet commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the customers. Since this amount is immaterial to the Company, no amounts for fair value are presented.

The carrying amount and estimated fair value of financial instruments were as follows (000’s):

	December 31, 2009		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$32,774	$32,774	$43,191	$43,191
Interest bearing deposits	1,245	1,245	2,458	2,458
Securities available for sale	50,800	50,800	56,215	56,215
FHLB Stock	6,040	6,040	6,040	6,040
Loans receivable	445,167	462,591	440,545	449,666
Accrued interest receivable	2,123	2,123	2,179	2,179

Financial Liabilities:
Deposits	405,950	409,681	409,311	413,511
Borrowed funds	101,700	105,470	106,805	112,009
Accrued interest payable	272	272	351	351

Limitations

Fair value estimates are made at a specific time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, other assets, and other liabilities.

In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 5 – FEDERAL HOME LOAN BANK STOCK

The Company is required to be a member of and maintain a certain amount of capital stock of the FHLB of Chicago ("FHLB") to obtain an advance from the FHLB.  As of December 31, 2009, the carrying amount of the investment in FHLB stock was $6.0 million.  There is no ready market for the FHLB stock nor are there any quoted market values for the FHLB stock because shares can only be purchased or sold between members of the FHLB at the stock's $100 par value.  As a result, we account for this investment as a long-term asset and carry it at cost. Whenever an event or change in circumstances has occurred that may have significant adverse effect on the fair value of the investment the Company reviews this investment for impairment.

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

After considering these factors and our intention and ability to hold the FHLB stock for the time necessary to recover the initial investment, we determined that the FHLB stock was not impaired as of December 31, 2009.

NOTE 6 – GOODWILL

Management’s evaluation of its goodwill impairment analysis for the quarter ended December 31, 2009 included:

●	Updating the financial data included in the fiscal year end analysis.
●	Reviewing the profitability and operating cash flow of the Bank for the first fiscal quarter of 2010.
●	Reviewing the 2010 through 2012 budget.
●	Inquiring of the independent valuation firm as to possible changes to the valuation due to market changes, a declining market price for the Company’s common stock and other assumptions.

As part of the update, management noted the following relevant factors:

●	We estimate that we will be profitable based on the budget for fiscal year 2010 and the operating results in the first quarter of the fiscal year 2010.
●	The updated summary of financial ratios and other factors included in the fiscal year end independent valuation did not change significantly.

Based on this analysis, we concluded that no events had occurred since the measurement date that would result in impairment to goodwill.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued guidance for recognition and presentation of other-than-temporary impairments (OTTI). This guidance amended OTTI guidance for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is more likely than not that it will not be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. The Company adopted this guidance on April 1, 2009. The amount of OTTI reduced income for the quarter ended December 31, 2009 by $584,000 on a pre-tax basis.

In May 2009, the FASB issued guidance on subsequent events which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The guidance defines (1) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for consolidated financial statements for periods ending after June 15, 2009. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures.  The guidance requires companies to disclose transfers in and out of levels 1 and 2, and to expand the reconciliation of level 3 fair value measurements by presenting separately information about purchases, sales, issuances and settlements.  The updated guidance also clarifies existing disclosure requirements on the level of disaggregation (provide fair value measurement disclosures for each class of assets and liabilities) and inputs and valuation techniques (disclose for fair value measurements that fall in either level 2 or level 3).  This guidance will be effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation of level 3 fair value measurements.  Those disclosures are effective for periods beginning after December 15, 2010.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 8 – SUBSEQUENT EVENTS

In preparing these financial statements, we evaluated the events and transactions that occurred between December 31, 2009 and February 12, 2010, the date on which the financial statements were available to be issued.  As of February 12, 2010, there were no subsequent events which required recognition or disclosure.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would.”   Such forward-looking statements in this report are inherently subject to many uncertainties in the Company’s operations and business environment.  These uncertainties include general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; further write-downs in the Bank’s mortgage-backed securities portfolio; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank; fluctuation of the Company’s stock price; ability to attract and retain key personnel; ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.  Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.    Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended September 30, 2009. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

GENERAL

Historically, Citizens Community Federal was a federal credit union.  Citizens Community Federal accepted deposits and made loans to members, who lived, worked or worshiped in the Wisconsin counties of Chippewa and Eau Claire, and parts of Wisconsin counties of Pepin, Buffalo and Trempealeau.  Members included businesses and other entities located in these counties and members and employees of the Hocak Nation.

In December 2001, Citizens Community Federal converted to a federal mutual savings bank in order to better serve its customers and the local community through the broader lending ability of a federal savings bank, and to expand its customer base beyond the limited field of membership permitted for credit unions.  As a federal savings bank, the Bank has expanded authority in originating residential mortgage and consumer loans, and has the ability to make commercial loans, although the Bank does not currently have any immediate plans to commence making any commercial loans.  In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization.

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of December 31, 2009, and the consolidated results of operations for the three months ended December 31, 2009, compared to the same period in 2008.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report and the annual report on Form 10-K.

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

The Bank is a federally chartered stock savings institution, which has grown over the past several years through branch expansion. We acquired branches in Chippewa Falls, Wisconsin in 2002, and Mankato, Minnesota in 2003.  We opened a branch office in Oakdale, Minnesota in 2004. On July 1, 2005, we acquired Community Plus Savings Bank, located in Rochester Hills, Mich., through a merger with and into Citizens Community Federal.

In 2008 and 2009 we opened fourteen new branches located inside Wal-Mart Supercenters in Minnesota and Wisconsin, as well as converted three existing Wisconsin branches to locations inside Wal-Mart Supercenters.

Citizens Community Bancorp, Inc. is incorporated under the laws of the State of Maryland to hold all of the stock of Citizens Community Federal.  Citizens Community Bancorp, Inc. is a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (OTS).  Citizens Community Bancorp, Inc. has no significant assets other than all of the outstanding shares of common stock of Citizens Community Federal and the net proceeds of the reorganization that it retained.

At December 31, 2009, the Company had total assets of $566.6 million, total deposits of $406.0 million and stockholders' equity of $55.2 million. The Company and the Bank are examined and regulated by the OTS, their primary federal regulator.  The Bank is also regulated by the FDIC.  The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

CRITICAL ACCOUNTING POLICIES

We have established certain accounting policies, which require use of judgment.  In addition to the policies included in Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included as an exhibit to our Form 10-K annual report for the fiscal year ending September 30, 2009, our critical accounting policies are as follows:

Allowance for Loan Losses.

We maintain an allowance for loan losses to absorb probable incurred loss in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions.

At December 31, 2009, the allowance for loan losses was $2.3 million, or 0.51 percent, of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, any of which estimates may be susceptible to significant change. In our opinion, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolio. Given the historical performance of its lending portfolio, our allowance for loan losses is below comparable peer levels. We believe we are able to maintain a lower loan loss allowance, in part, because we do not participate in any higher risk sub-prime lending, construction lending or real estate development loans.  Also, substantially all of our consumer loans are secured.

Available for Sale Securities.

Securities are classified as available for sale and are carried at fair value, with unrealized gains and losses reported in other comprehensive income.  Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.

We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant determining if other-than-temporary impairment exists.  A debt security is considered impaired if the fair value is less than its amortized cost at the report date.  If impaired, we then assess whether the impairment is other-than-temporary.

Current authoritative guidance provides that an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component is recorded in earnings as a component of other-than-temporary impairment in the consolidated statements of operations, while the loss component related to other market factors is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is “more likely than not” that the Company will not have to sell the debt security prior to recovery of the unrealized loss.

We consider the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

●	The length of time, and extent to which, the fair value has been less than the amortized cost.

●	Adverse conditions specifically related to the security, industry or geographic area.

●	The historical and implied volatility of the fair value of the security.

●	The payment structure of the debt security and the likelihood of the issuer or underlying borrowers being able to make payments that may increase in the future.

●	Failure of the issuer of the security or the underlying borrowers to make scheduled interest or principal payments.

●	Any changes to the rating of the security by a rating agency.

●	Recoveries or additional declines in fair value subsequent to the balance sheet date.

Interest income on securities for which an other-than-temporary impairment has been recognized in earnings is recognized at a rate commensurate with the expected future cash flows and amortized cost basis of the securities after the impairment.

Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

PERIOD HIGHLIGHTS

When the financial crisis hit the U. S. economy in the fall of 2008, our board of directors embarked upon an initiative that attempted to prepare the Bank to withstand many of the challenges they believed could possibly befall the Bank as a result of the crisis.  At that time, the general lack of confidence in the financial industry grew to unprecedented levels, and the banking industry in particular was in disarray.  Although we felt it was difficult to anticipate where the most severe challenges would come, we remained committed to our aggressive growth plan by opening six new in-store branches in March through July 2009, in addition to the eleven that were opened in 2008.  Additionally, we adopted the following multi-pronged approach to dealing with the crisis:

●	An initiative with management to radically increase operational efficiency, reduce expenditures and enhance revenues from operation;
●	An analysis of all vendor relationships and contracts with a view to eliminating all but the essential ones and either changing vendors or renegotiating terms with remaining vendors; and
●	An evaluation of personnel policies, travel and entertainment policies, salary and benefit plans, and management performance and succession.

                Concerning operations, the Company’s board developed twelve new efficiency measures that form the base line from which new efficiency goals for the Company are derived.  These measures are also designed to assist the board and management by providing early indications of potential developing problems.  In addition, we commissioned a study that identified viable cost-cutting and revenue enhancement opportunities that, after implementation, are expected to result in annual cost savings of more than $300,000 on a pre-tax basis.  These initiatives have generated over $137,000 in improvements to the pre-tax income for the quarter ended December 31, 2009.

We have already begun an analysis and renegotiation of vendor relationships which, starting with the quarterly period ending on September 30, 2009, are expected to result in annual savings of more than $250,000.  We continue to analyze our cost structures and vendor relationships to identify additional potential cost savings.  The beginning stages of this initiative have yielded approximately $38,000 in savings for the quarter ended December 31, 2009.

To further our cost-cutting initiatives, the Bank froze salaries at existing levels, suspended contributions to the ESOP and Supplemental Executive Retirement Plan (SERP), and revised our travel and entertainment expense reimbursement policy.  It is expected that these actions will result in anticipated annual savings of approximately $500,000.  During the year ended September 30, 2009, three current senior executives agreed to terminate their participation in the SERP and to relinquish any benefits they may have been entitled to under the SERP.  The balance remaining in the SERP and director retirement plan is for former Executive Management and current and former Directors. The Company is currently evaluating other employee benefit programs with the intent of reconfiguring them to more appropriately reflect the current economic environment.  Effective December 2009, the ESOP was terminated and the Company shares that were allocated to participant accounts were merged into the Company’s 401(k) Profit Sharing Plan.  The termination will have expense savings going forward and has increased the capital at the Bank level by approximately $3.1 million.

As noted above, the Bank’s aggressive growth plan began in 2007 and included opening eleven branches in 2008 and six branches in the first half of 2009.  We expected that the costs associated with this growth strategy would depress earnings at least through calendar year 2010, however core operations are starting to show positive results expected from the growth decision.  In addition, efficiency ratios are showing marked improvement as the bank efficiency ratio (net of OTTI) improved from 81.3 percent at September 30, 2009 to 71.3 percent at December 31, 2009 and compared favorably to the efficiency ratio from December 31, 2008 of 79.6 percent.  Efficiency is calculated net of OTTI, by dividing fiscal year to date non-interest expense by fiscal year to date non-interest income minus OTTI plus net interest margin.  Going forward, we expect continued improvement in the efficiency ratio. In addition to the incremental on-going operating costs of the 17 new branch offices, during the quarter ended December 31, 2009 the Company had pre-tax OTTI of $584,000.  Moreover, the FDIC insurance premium increased by $202,000 in the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009.  Nonetheless, earnings from core operations were up for the quarter ended December 31, 2009, excluding the OTTI and increased insurance premiums, over the same period in the prior fiscal year.  Excluding the OTTI charge and the increased insurance premiums, during fiscal first quarter 2010 the Company’s core operating income was $647,000 compared to $266,000 for the same period in 2009.  Excluding only the OTTI charge, the Company’s core operating income was $525,000 for the current fiscal period compared to $266,000 in the first quarter of last year.

FINANCIAL CONDITION

Total Assets.  Total Company assets as of December 31, 2009, were $566.6 million, compared with $575.4 million as of September 30, 2009, representing a fiscal year-to-date decrease of $8.8 million over the prior year.  The decrease was primarily due to a $5.4 million reduction in the value of our mortgage-backed securities (MBS) as a result of payments, market value change and the additional $584,000 OTTI charge suffered during the current quarter.  Also contributing to the decrease in total assets year over year, was a reduction in cash and cash equivalents of $10.4 million as excess liquidity was reduced, offset by a $4.9 million increase in loans receivable.  Contributing to the decrease in cash and cash equivalents was the required prepayment of approximately $3.5 million in the FDIC assessment for December 2009 and calendar 2010 through 2012.

                Cash and Cash Equivalents.  Cash and cash equivalents decreased from $43.2 million on September 30, 2009, to $32.8 million on December 31, 2009, as the Company decreased its desired level of liquidity.

Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the qualified Thrift Lender test.

Our total investment portfolio was $50.8 million at December 31, 2009 compared with $56.2 million at September 30, 2009. The securities in our non-agency residential MBS portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans.  These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase.  Since the time of purchase, $24.2 million of the December 31, 2009 book value of the non-agency residential MBS portfolio was downgraded from investment grade to below investment grade.  The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions.   Taking into consideration these developments, we have determined that it may be likely the Company will not collect all amounts due according to the contractual terms of these securities.

During the quarter ended December 31, 2009, the results of our analysis indicated one non-agency residential MBS with a book value of $797,000 had additional OTTI.  The before-tax impaired loss, related to the credit portion recorded in earnings, was $584,000 and the other comprehensive loss, related to market illiquidity, was $22,000.

We believe that the remaining book value of our non-agency MBS portfolio totaling $43.5 million, with a fair value loss of $11.8 million at December 31, 2009, is still subject to numerous factors outside of our control and a future evaluation of market value could result in additional OTTI losses.

On December 31, 2009, 17 securities included in our non-agency residential MBS have unrealized loss recognized in accumulated other comprehensive income, with aggregate devaluation of 18.5 percent of the Company’s amortized cost basis of these securities.  While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued dislocation of the securities market and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

To determine if an other-than-temporary impairment exists on a debt security, the Bank first determines if (1) it intends to sell the security or (2) it is more likely than not that it will be required to sell the security before its anticipated recovery.  If either of the conditions is met, the Bank will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis.  If neither of the conditions is met, the Bank determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors.  The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss.  The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security.  The amount of the total impairment related to all other factors (excluding credit loss) is included in other comprehensive income.

The amortized cost and market values of our available-for-sale securities for the periods indicated below are as follows:

December 31, 2009	Amortized Cost	Fair Value

Residential Agency MBS	$18,847	$19,095
Residential Non-agency MBS	43,482	31,705
	$62,329	$50,800

September 30, 2009	Amortized Cost	Fair Value

Residential Agency MBS	$19,535	$19,698
Residential Non-agency MBS	46,777	36,517
	$66,312	$56,215

As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of December 31, 2009, we held $16.5 million in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.

The composition of our available-for-sale portfolios by credit rating was as follows:

December 31, 2009	Amortized Cost	Fair Value

Agency	$18,847	$19,095
AAA	10,409	8,640
A	4,265	3,806
BBB	4,635	2,716
Below investment grade	24,173	16,543
	$62,329	$50,800

September 30, 2009	Amortized Cost	Fair Value

Agency	$19,535	$19,698
AAA	10,382	9,436
AA	4,647	4,013
A	4,781	3,538
Below Investment Grade	26,967	19,530
	$66,312	$56,215

We monitor our portfolio investments on an on-going basis and we obtain an independent valuation of our non-agency residential mortgage-backed securities.  This analysis is utilized to ascertain whether any decline in market value is other-than-temporary. In determining whether an impairment is other-than-temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer including investment downgrades by rating agencies and economic conditions within the issuer's industry, whether it is more likely than not that we will be required to sell the security before there would be a recovery in value, and credit performance of the underlying collateral backing the securities, including delinquency rates, cumulative losses to date, and prepayment speed.

The independent valuation process included:

●	Obtaining individual loan level data from servicers and trustees directly, and deriving assumptions regarding the global frequency of foreclosure, loss severity and conditional prepayment rate (both the entire pool and the loan group pertaining to the bond).
●	Projecting cash flows based on these assumptions and stressing the cash flows under different time periods and requirements of the capital structure of the bond.
●	Identifying various price/yield scenarios based on the bank’s book value price, a held-to-maturity price (for potential credit loss), and specific yields deemed most appropriate for a trade that would occur in a free market (Fair Value). Discount rates were determined based on the volatility and complexity of the security and the yields demanded by buyers in the market at the time of the valuation.

For non-agency residential mortgage-backed securities that are considered other-than-temporarily impaired and for which we have the ability and intent to hold these securities until the recovery of our amortized cost basis, we recognize OTTI in accordance with accounting principles generally accepted in the United States.  Under these principles, we separate the amount of the OTTI into the amount that is credit related and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of expected future cash flows.  The amount due to other factors is recognized in other comprehensive income.

Based on management’s impairment testing, during the quarter ended December 31, 2009 we recognized an additional $606,000 other-than-temporary impairment loss on one security.  The impairment loss before tax that was recorded in earnings was $584,000 and the portion of the impairment recorded as other comprehensive loss was $22,000.  At December 31, 2009, the approximate aggregate fair value of that security was $190,000. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2009, Balance of OTTI related to credit losses	$7,236
Credit portion of OTTI recognized for quarter ended, December 31, 2009	584
December 31, 2009, Balance of OTTI related to credit losses	$7,820

There were no sales of available-for-sale securities during the three-month period ended December 31, 2009.  No securities were pledged as of December 31, 2009.  Utilizing a third party firm, we will continue to obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis.  Management and the Board of Directors will review and consider additional testing to determine if additional write-downs of the MBS portfolio are warranted.

                Loans Receivable.  Loans increased by $5.0 million, or 1.1 percent, to $447.5 million as of December 31, 2009.  At December 31, 2009, the loan portfolio was comprised of $248.3 million of loans secured by real estate, or 55.5 percent of total loans, and $199.2 million of consumer loans, or 44.5 percent of total loans.  The Company’s in-store branch operations increased loans receivable by $7.2 million in the first fiscal quarter of 2010, as compared to September 30, 2009.

At September 30, 2009, the loan portfolio mix included real estate loans of $238.8 million, or 54.0 percent of total loans, and consumer loans of $203.7 million, or 46.0 percent of total loans.

Allowance for Loan Losses.  The following table is an analysis of the activity in the allowance for loan losses for the three-month periods ended December 31, 2009 and December 31, 2008.

	Three months ended
	December 31, 2009	December 31, 2008

Balance at Beginning	$1,925	$1,192
Provisions Charged to Operating Expense	760	267
Loans Charged Off	(403)	(137)
Recoveries on Loans	5	5
Balance at End	$2,287	$1,327

    Office Properties and Equipment.  Total investment in office properties and equipment was $7.8 million at December 31, 2009, and $8.0 million at September 30, 2009.  The decrease was primarily the result of the completion of the planned branch openings, reducing the need for purchase of new office equipment and the subsequent depreciation of existing office property and equipment.

    Deposits. Deposits decreased to $406.0 million at December 31, 2009, from $409.3 million at September 30, 2009. The decrease in deposits was primarily a result of an $11.2 million decline in the CD portfolio as the Bank made decisions not to renew any maturing or attract any new brokered deposit CDs and to not renew a portion of maturing institutional CDs.  Core deposits continued to show growth for the quarter, as non-CD deposits increased.  Non-CD deposits increased $7.9 million, of which $6.3 million came from the 17 in-store branches opened in 2008 and 2009.

    Borrowed Funds.  FHLB advances decreased from $106.8 million as of September 30, 2009, to $101.7 million as of December 31, 2009, as a result of pay down of our MBS portfolio, which in turn reduced necessary FHLB funding advances.

    Stockholders’ Equity. Total equity was $55.2 million at December 31, 2009, versus $55.4 million at September 30, 2009.  The decrease was mainly attributed to the net income for the three months ended December 31, 2009, of $175,000, offset by an increase in the unrealized loss on the MBS portfolio, net of tax, of $355,000.

     Loan Quality.  Our non-performing assets were $8.4 million at December 31, 2009, or 1.48 percent of total assets. This was up from $6.4 million, or 1.12 percent of total assets, at September 30, 2009. The increase since September 30, 2009 was due to increases in non-performing one-to-four family residential loans, as well as new non-real estate consumer loans moving into the non-performing category, as customers continue to be impacted by the current economic downturn.

Because of the current economic conditions, we began to increase both our budgeted provision for loan loss and our expected fiscal 2010 charge off.  However, these increases still show us below comparable peer levels.  While we anticipate some higher loss levels associated with non-performing consumer loans, loss levels are anticipated to be below comparable peers due to our strong underwriting criteria. Although we have recognized adverse trends in non-performing loans, we anticipate loss levels below our peers due to the following three key factors:  Our average loan-to-value ratio on consumer lending is 70 to 80 percent, which allows us to minimize risk to loss.  The average balance of consumer loans is $10,486, and the average balance of our real estate loans is $101,389, limiting our loss exposure on any one loan.  Our unsecured loan exposure is limited to $5.6 million, or less than 1 percent of assets.  We believe our allowance for loan loss is adequate to cover these anticipated losses on our loan portfolio.

Net charge-offs for the three months ended December 31, 2009, were $398,000, versus $156,000 during the three-month period ended December 31, 2008.  The annualized net charge-offs to average loans receivable was 0.36 percent for the three months ended December 31, 2009, compared to 0.17 percent for the three-month period ended September 30, 2009, and 0.14 percent for the three-month period ended December 31, 2008. Based on the current economic conditions, we revised our forecast for throughout fiscal 2010 to reflect anticipated increases in net charge-offs.  These increases are reflected in both our projected provision for loan losses as well as our actual provision for loan losses recorded in the three-month period ended December 31, 2009.  Despite these increases, our charge-off levels are still favorable among comparable peers.

Liquidity and Asset / Liability Management.  We need sufficient short-term investments in order to maintain adequate liquidity to ensure a safe and sound operation.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities.  Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; and other short-term investments and funds provided from operations.  While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $163.5 million of our $216.5 million (75.5 percent) CD portfolio will mature in fiscal 2010, we have historically retained over 75 percent of our maturing CD’s.  In our present interest rate environment, and based on maturing yields this should improve our cost of funds.  In addition we now have our in-store branch network to help off-set liquidity concerns.   Moreover, we invest excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements.  We also utilize FHLB advances to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk.

Liquidity management is both a daily and long-term objective of managing our balance sheet.  Excess liquidity is generally invested in short-term investments such as overnight deposits or certificates of deposit in other financial institutions.  We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments.

Off-Balance Sheet Liabilities.  Some of our financial instruments have off-balance sheet risk.  These instruments include unused commitments for credit cards, lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit.  As of December 31, 2009, the Company had $9.0 million in unused commitments, compared to $10.7 million in unused commitments as of September 30, 2009.

Capital Resources.  On June 25, 2009, we received written guidance from the OTS further explaining the revised specific requirements for risk weighting certain investments, including the Bank’s MBS investments in our regulatory risk-based capital calculation.  As a result of the guidance, we re-analyzed our risk weighting methodology for these MBS investments.  The OTS revised guidance requires the Bank to maintain higher levels of regulatory risk-based capital for the portfolio of certain downgraded MBS holdings because of a greater perceived risk of credit loss on these investments.  The formula calls for increasing the Bank risk weighting for these assets to well above the par value held by the Bank in calculating the Bank’s regulatory capital ratios, thereby diluting such ratios.  Upon applying the higher level of risk-weighted assets to the Bank’s regulatory capital ratios, the calculated capital ratios applicable to the Bank were as follows as of December 31, 2009 and September 30, 2009:

Capital Ratios
	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2009 (Unaudited)
Total capital (to risk weighted assets)	$55,674,000	10.8%	$41,320,000	>=	8.0%	$51,650,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$54,680,000	10.6%	$20,660,000	>=	4.0%	$30,990,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$54,680,000	9.7%	$22,676,000	>=	4.0%	$28,346,000	>=	5.0%

Tangible capital (to tangible assets)	$54,680,000	9.7%	$8,504,000	>=	1.5%	NA		NA

As of September 30, 2009 (Audited)
Total capital (to risk weighted assets)	$52,081,000	9.6%	$43,630,000	>=	8.0%	$54,537,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$51,074,000	9.4%	$21,815,000	>=	4.0%	$32,722,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$51,074,000	8.9%	$23,009,000	>=	4.0%	$28,762,000	>=	5.0%

Tangible capital (to tangible assets)	$51,074,000	8.9%	$8,628,000	>=	1.5%	NA		NA

As of December 31, 2009 the Bank was “well capitalized” under applicable regulatory standards in all regulatory measured categories.  Going forward, the bank intends to maintain capital levels in the “well capitalized” category established by regulatory authority.  Nonetheless, external and internal factors and events could arise or occur that might limit or prevent the Bank from maintaining capital levels in the “well capitalized” category.  See Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended September 30, 2009 for more information regarding the risks facing our business including those that could affect our ability to maintain capital adequacy ratios in the “well capitalized” category.

RESULTS OF OPERATIONS

Overview. For the three months ended December 31, 2009, the net income for the Company was $175,000, compared to net income of $266,000 for the three months ended December 31, 2008.

The net income for the December quarter of the current year was impacted by the following:

●	$350,000 after-tax, non-cash, other-than-temporary-impairment (OTTI) on one of the private label mortgage-backed securities as the loss rates on this security indicate that additional losses are expected.

●	$146,000 after-tax FDIC insurance premiums, an increase of $125,000 after-tax compared to the prior year quarter.

●	$456,000 after-tax, additional non-cash provisions for loan losses added to the allowance for loan losses as a result of increased lending activity and the impact from the current downturn in the economy.

We continued to see core income increase as the planned branch expansion was completed in July 2009 and the cost-cutting measures implemented during the second half of fiscal 2009 have continued to improve operating results during the quarter ended December 31, 2009.  Efficiency levels continue to improve as indicated by the Bank efficiency measurement improving to 71.3 percent net of OTTI compared to 79.6 percent at December 2008 and 81.3 percent at September 30, 2009.  Efficiency is calculated net of OTTI, by dividing fiscal year to date non-interest expense by fiscal year to date non-interest income minus OTTI plus net interest margin.  Additionally, all of the Bank’s regulatory capital levels are once again in the well-capitalized category by all regulatory measurements.  In addition, the Bank had significant improvement in net interest margin and interest spread during the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008.

With the branch expansions complete, we anticipate continued loan and deposit growth going forward. We believe the new locations will continue to offer excellent potential for additional core deposit and loan growth, and are consistent with our expansion strategy. As part of our previously announced plans, we opened 17 branch locations during 2008 and 2009.

As of December 31, 2009, the Company’s new branch locations have delivered:

●	Total new deposit growth since March 3, 2008 of $125.7 million—of this, $92.8 million was core deposits; and
●	Total loan gain since March 3, 2008 of $69.7 million—of this, $25.1 million consists of real estate loans and $44.6 million of consumer loans.

Net Income.  The Company’s net income for the three-month period ended December 31, 2009 was $175,000 compared to $266,000 for the prior year three-month period, a decline of $91,000, primarily as a result of a $350,000, net of tax, OTTI charge to our non-agency residential MBS portfolio.  Excluding the write-down, the Company would have reported net income of $525,000 for the three-month period ended December 31, 2009, compared to $266,000 for the prior-year quarter.  In addition to the write-down, the first fiscal quarter of 2010 results were impacted by three additional major factors:  (1) the substantial increase in our FDIC deposit insurance premium; (2) as expected, our expenses associated with the opening of the seventeen new branch locations since March 2008 have continued to temporarily negatively impact our operating results; and (3) our increased loan demand coupled with the continuation of the recent economic downturn necessitated an increase in our provision for loan losses.  Even though the costs associated with the branch expansions have negatively affected our earnings during the quarter ended December 31, 2009, twelve of seventeen of the in-store branches are now showing varying degrees of profitability.  As we go forward we expect to experience increased bottom line contributions as the in-store branches mature.

Our FDIC deposit insurance premium increased significantly to $243,000 for the quarter ended December 31, 2009, compared to $41,000 for the same period in fiscal 2008.  In addition, we were required to prepay the December 2009 through 2012 FDIC insurance premiums of approximately $3.5 million.

We increased our 2010 first-quarter provision for loan losses by $493,000 to $760,000 over the fiscal 2009 period, as we have seen an adverse trend in losses due to the current economic environment.

On a basic and diluted basis, Citizens Community Bancorp, Inc. fiscal first-quarter earnings were $0.03 per share for the current year compared to $0.05 per share for the prior year fiscal first quarter.

Net interest margin increased from 3.05 percent to 3.62 percent for the three-month period ended December 31, 2009, compared to the prior-year three month period. Interest spread increased to 3.47 percent for the 2009 first quarter, compared to 2.64 percent for the prior-year first quarter.  The increases in net interest margin and interest spread were a result of the cost of interest-bearing liabilities falling at a faster pace than the yields on interest-earning assets.

Total Interest and Dividend Income.  Total interest and dividend income increased by $800,000 to $8.2 million for the three-month period ended December 31, 2009, from $7.4 million for the same period in 2008.  The increase was largely a result of an increase in the average balance of loans receivable from loans obtained from marketing efforts at the new branch locations, partially offset by a decline in earning asset yield as a result of declining market rates and a decline in investment income.  The yield on average loans receivable decreased from 6.70 percent during the three-month period ended December 31, 2008 to 6.55 percent for the three-month period ended December 31, 2009.  Interest income from loans receivable increased to $7.3 million for the current first fiscal quarter compared to $6.4 million for the prior year period.  The average balance of Securities Available for Sale decreased from $59.8 million in the prior year first quarter to $54.0 million for the current fiscal year period, resulting in a reduction in investment income of $164,000 year-over-year.

Total Interest Expense.   Total interest expense decreased to $3.2 million for the quarter ended December 31, 2009, compared to $3.8 million for the prior year period.  The decrease during the current year three-month period was the result of a decrease in the interest rates paid as a result of a declining market, offset by an increase in the average balance of interest-bearing liabilities.  The average balance of interest-bearing liabilities increased from $413.9 million in the quarter ended December 31, 2008 to $511.3 million in the current three-month period.

The average cost of interest-bearing liabilities decreased from 3.65 percent for the prior year period ended December 31, 2008, to 2.48 percent for the current three-month period.  The decrease was primarily a result of lower deposit costs due to declining CD yields, the growth of lower costing core deposits via our new branches and the decline in the cost of FHLB advances.

Net Interest Income.  Net interest income before provision for loan losses increased by $1.4 million, to $5.0 million for the three-month period ended December 31, 2009, compared to $3.6 million for the prior year three-month period.  Largely responsible for the increase was a rise in the average balance of interest-earning assets, partially offset by a rise in the average balance of interest-bearing liabilities, combined with an increase in the net interest spread as a result of the cost of interest-bearing liabilities declining at a faster pace than the earnings yield of interest-earning assets, as discussed earlier.

Provision for Loan Losses.  The Bank establishes the provision for loan losses, which is charged to operations, at a level we believe will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  Based on our evaluation of these factors, we made provisions for loan loss of $760,000 and $267,000 for the three-month period ended December 31, 2009 and December 31, 2008, respectively.  The fiscal 2009 increase in the allowance was driven by a higher average balance of loans receivable, as well as by an increase in non-performing loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events change.  We used the same methodology and generally similar assumptions in assessing the loan allowance for both periods.

                As noted above, the allowance level is based on estimates and ultimate losses may vary from the estimates.  Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the allowance.  Based on current economic conditions, we anticipate increased charge-off levels for fiscal 2010.  We revised our forecast throughout fiscal 2010 to reflect increased provision for loan losses.  Our actual provision for loan losses recorded in the quarter ended December 31, 2010 reflects these increases.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  Based on our forecast, we have increased our budgeted provision for loan losses to allow for the economic conditions.  We anticipate increased charge off levels for fiscal 2010 over recent history, and as discussed, we have budgeted accordingly.

                Non-Interest Income. Non-interest income for the three months ended December 31, 2009 was $19,000, a significant reduction over the $477,000 in non-interest income during the three month period ended December 31, 2008, primarily due to an OTTI charge of $584,000 incurred during the current period as a result of the current quarter valuation of the non-agency residential MBS portfolio.  Excluding the write-down, non-interest income would have increased to $603,000 for the three months ended December 31, 2009.  Excluding the OTTI suffered during the current year period, the primary reason for the increase in non-interest income was an increase in accounts from the in-store branches that resulted in the corresponding increase in service charges and fees in the current fiscal period.  Given the significant uncertainty and illiquidity that exists in the market for MBS, there can be no assurance that the Company won’t be required to recognize future OTTI.

Non-Interest Expense. Non-interest expense increased from $3.3 million for the quarter ended December 31, 2008, to $3.9 million for the quarter ended December 31, 2009.  The increase resulted mainly from the planned growth costs associated with our new branch expansions. These expansions strongly contributed to deposit and loan growth.  Additionally, the FDIC deposit insurance premium increase from $41,000 for the 3-month prior year period to $243,000 for the current year period, thus contributing significantly to our higher level of non-interest expense during the current year period.

Income Tax Expense.  Income tax expense decreased to $126,000 for the three-month period ended December 31, 2009, from $207,000 for the year-ago three-month period. The decrease came as a result of the lower overall earnings reflected in the current period versus the prior-year comparison as a result of the factors described above.

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

●	originating shorter-term consumer loans;
●	originating prime-based home equity lines of credit;
●	managing our deposits to establish stable deposit relationships;
●	using FHLB advances to align maturities and re-pricing terms;
●	attempting to limit the percentage of long-term, fixed-rate loans in our portfolio which do not contain a payable-on-demand clause;
●	originating first mortgage loans, with a clause allowing for payment on demand after a stated period of time; and
●	originating short-term secured consumer loans.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.

As of December 31, 2009, $203.9 million of loans in our portfolio included a payable-on-demand clause.  We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate.  Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases.  It is the Bank’s policy to write the majority of its real estate loans with a payable-on-demand clause.  The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and the remaining term to maturity.

The following table sets forth, at September 30, 2009 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 200 basis points, measured in 100 basis point increments).  As of September 30, 2009, due to the current level of interest rates, NPV estimates for decreases in interest rates greater than 200 basis points are not meaningful.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)

+300 bp	$28,763	$(9,270)	(24)%	5.21%	(145	) bp
+200 bp	32,039	(5,993)	(16)	5.74	(92)
+100 bp	35,427	(2,606)	(7)	6.27	(39)
50 bp	36,839	(1,194)	(3)	6.48	(18)
0 bp	38,033	---	---	6.66	---
-50 bp	39,093	1,060	3	6.81	15
-100 bp	39,863	1,831	5	6.92	26

___________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

                The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.  We carried out an evaluation as of December 31, 2009, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Our assessment is based on our current evaluation and our assessment of progress made in remediating the material weaknesses previously disclosed in prior SEC filings and discussed below. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009, at achieving a level of reasonable assurance.

Previously Identified Material Weaknesses--A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As reported in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, in connection with our management’s assessment of our internal control over financial reporting as of September 30, 2009 as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting:

●	Inadequate financial statement disclosures for other-than temporary securities, income taxes, and subsequent events, related to retirement plans; and
●	Improper application of GAAP related to revenue recognition on securities classified as other-than-temporarily impaired and the recording of employee benefit expense related to terminated employees.

We have designed and are in the process of implementing and evaluating controls and procedures to address the material weaknesses discussed above.  We have made the following changes to internal controls during the quarter ended December 31, 2009 as noted below:

●	We continue to assess the need for additional ongoing employee training as it relates to the evolving financial reporting environment and new emerging accounting issues.
●	We have designed and continue to implement additional procedures within our financial close and reporting process to analyze, monitor and adjust all material accounts on a timely basis.
●	We continue to evaluate our financial organization to determine the most appropriate and effective use of our current resources and to determine if additional resources are necessary to support the financial reporting process.

We believe that we have designed internal controls and procedures that address these material weaknesses.  However, we have not yet fully implemented all controls and procedures, nor have we evaluated their operating effectiveness over a sufficient period of time to conclude that they are operating effectively as intended.

We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our ongoing internal control assessment, testing and evaluation process.

 Other than the progress made during the quarter in the steps to remediate the material weaknesses described above, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

                On January 4, 2010, we received notice of a demand for arbitration by James G. Cooley, the Company’s former President and Chief Executive Officer, from the American Arbitration Association in connection with our termination of his employment and his employment agreement.  As part of the demand, Mr. Cooley has asserted claims against the Company (and certain members of the Company’s Board of Directors) related to breach of contract, wrongful discharge, defamation of character and intentional infliction of emotional distress.  Mr. Cooley is seeking relief in the form of actual damages, punitive damages, attorneys' fees, interest and reimbursement of costs.  The Company intends to vigorously defend against the claims, although no assurances can be given regarding the outcome of this matter.

                In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A. RISK FACTORS

                There are no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K for the fiscal year ended September 30, 2009. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

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

_____________________________

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

CITIZENS COMMUNITY BANCORP, INC.

Date:  February 12, 2010
By:  /s/ Edward H. Schaefer
Edward H. Schaefer
                                                                                                                               Chief Executive Officer

Date:  February 12, 2010                                                                                                 By:  /s/ John D. Zettler
                   John D. Zettler
                   Chief Financial Officer