Form 10-Q
period 2010-03-31
Citizens Community Bancorp Inc.
filed 2010-05-12
CIK 1367859

UNITED STATES
SECURIT1ES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________________ to__________________________

 Commission file number    001-33003

CITIZENS COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-5120010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

At May 12, 2010 there were 5,113,258 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.

FORM 10-Q

MARCH 31, 2010

ITEM 1.   FINANCIAL STATEMENTS
CITIZENS COMMUNITY BANCORP, INC.

Consolidated Balance Sheets
March 31, 2010 unaudited and September 30, 2009 derived from audited financial statements
(Dollar amounts in thousands)

Assets	March 31, 2010	September 30, 2009
Cash and cash equivalents	$39,967	$43,191
Interest-bearing deposits	-	2,458
Securities available-for-sale (at fair value)	48,129	56,215
Federal Home Loan Bank stock	6,040	6,040
Loans, net of allowance for loan losses of $2,885 and $1,925	451,667	440,545
Office properties and equipment - net	7,640	8,029
Accrued interest receivable	2,075	2,179
Intangible assets	982	1,148
Goodwill	5,593	5,593
Other assets	14,659	10,008
TOTAL ASSETS	$576,752	$575,406

Liabilities and Stockholders' Equity	March 31, 2010	September 30, 2009

Liabilities:
Deposits	$417,415	$409,311
Federal Home Loan Bank advances	99,700	106,805
Other liabilities	4,014	3,925
Total liabilities	521,129	520,041

Stockholders' equity:
Common stock - $0.01 par value, authorized 20,000,000 shares; issued and outstanding at March 31, 2010 and September 30,2009: 5,113,258 and 5,471,780 shares, respectively	51	55
Additional paid-in capital	53,823	56,877
Retained earnings	8,317	8,221
Unearned ESOP shares	-	(3,070)
Unearned deferred compensation	(5)	(23)
Accumulated other comprehensive loss	(6,563)	(6,695)
Total stockholders' equity	55,623	55,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$576,752	$575,406

See accompanying notes to unaudited, consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations - Unaudited
For the Three and Six Months Ended March 31, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Interest and Dividend Income:
Interest and fees on loans	$7,284	$6,446	$14,632	$12,814
Other interest and dividend income	811	1,012	1,635	2,035
Total interest and dividend income	8,095	7,458	16,267	14,849
Interest expense:
Interest on deposits	1,957	2,581	4,229	5,154
Borrowings	788	1,120	1,709	2,358
Total interest expense	2,745	3,701	5,938	7,512
Net interest income	5,350	3,757	10,329	7,337
Provision for loan losses	1,402	374	2,162	641
Net interest income after provision for loan losses	3,948	3,383	8,167	6,696
Total other-than-temporary impairment losses	(1,094)	-	(1,700)	-
Portion of loss (before tax) recognized in other comprehensive loss	592	-	614	-
Net impairment losses recognized in earnings	(502)	-	(1,086)	-

Noninterest Income:
Service charges on deposit accounts	339	294	728	632
Insurance commissions	68	110	120	181
Loan fees and service charges	68	70	228	135
Other	3	2	5	5
Total noninterest income	478	476	1,081	953
Noninterest expense:
Salaries and related benefits	1,942	1,831	3,827	3,551
Occupancy - net	646	536	1,258	1,020
Office	345	364	694	756
Data processing	87	98	185	203
Amortization of core deposit ingangible	83	83	166	166
Advertising, marketing and public relations	38	46	71	121
FDIC premium assessment	221	87	464	128
Professional services	265	193	570	321
Other	418	314	747	603
Total noninterest expense	4,045	3,552	7,982	6,869
Income before provision for income taxes	(121)	307	180	780
Provision for income taxes	(42)	114	84	321
Net income attibutable to common stockholders	$(79)	$193	$96	$459

Per share information:
Basic earnings	$(0.02)	$0.04	$0.02	$0.08
Diluted earnings	$(0.02)	$0.04	$0.02	$0.08
Dividends paid	$-	$0.05	$-	$0.10

See accompanying notes to unaudited, consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of
Changes in Stockholders' Equity - Unaudited
For the Six Months ended March, 2010
(in thousands, except Shares)

Six Months Ended March 31, 2010	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compen- sation	Accumulated Other Comprehensive Loss	Total
Balance - Beginning of Period	5,471,780	$55	$56,877	$8,221	$(3,070)	$(23)	$(6,695)	$55,365
Comprehensive Loss:
Net income attributable to common stockholders				96				96
Amortization of unrecognized prior service costs and net gains/losses, net of tax							1	1
Net unrealized gain on available for sale securities, net of tax							(521)	(521)
Change for realized losses on securities available for sale for OTTI write-down, net of tax							652	652
Total comprehensive income								228
Stock option expense			12					12
Termination of ESOP	(358,502)	(4)	(3,066)		3,070
Forfeiture of unvested shares	(20)
Amortization of restricted stock						18		18
Balance - End of Period	5,113,258	$51	$53,823	$8,317	$0	$(5)	$(6,563)	$55,623

See accompanying notes to unaudited, consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows - Unaudited
For the Six Months Ended March 31, 2010 and 2009
(Dollar amounts in thousands)

	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income attributable to common stockholders	$96	$459
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net securities amortization	(173)	(161)
Provision for depreciation	558	434
Provision for loan losses	2,162	641
Impairment on mortgage-backed securities	1,086	-
Amortization of purchase accounting adjustments	(25)	(26)
Amortization of core deposit intangible	166	166
Amortization of restricted stock	18	45
Provision for stock options	12	33
Provision for deferred income taxes	379	487
ESOP contribution benefit in excess of shares released	-	(38)
Increase in accrued interest receivable and other assets	(4,172)	(1,494)
Decrease in other liabilities	89	(144)
Total adjustments	100	(57)
Net cash provided by operating activities	196	402
Cash flows from investing activities:
Net increase (decrease) in interest-bearing deposits	2,458	(4,926)
Proceeds from principal repayments on securities available for sale	6,550	3,503
Net increase in loans	(13,259)	(31,026)
Net capital expenditures	(168)	(1,249)
Net cash used in investing activities	(4,419)	(33,698)
Cash flows from financing activities:
Net decrease in borrowings	(7,105)	(11,020)
Net increase in deposits	8,104	44,963
Repurchase shares of common stock	-	(5,260)
Reduction in unallocated shares held by ESOP	-	230
Cash dividends paid	-	(598)
Net cash provided by (used in) financing activities	999	28,315
Net decrease in cash and cash equivalents	(3,224)	(4,981)
Cash and cash equivalents at beginning of period	43,191	23,666
Cash and cash equivalents at end of period	$39,967	$18,685

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$4,230	$5,150
Interest on borrowings	$1,785	$2,391
Income taxes	$3	$525

Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	$265	$246

See accompanying notes to unaudited, consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
NOTE 1 –ORGANIZATION

The financial statements of Citizens Community Federal (the “Bank”) included herein have been included by its parent company, Citizens Community Bancorp, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Citizens Community Bancorp (CCB) was a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004.  Historically, Citizens Community Federal was a credit union that accepted deposits and made loans to members, who lived, worked or worshiped in the Wisconsin counties of Chippewa and Eau Claire, and parts of the Wisconsin counties of Pepin, Buffalo and Trempealeau.  In December 2001, Citizens Community Federal converted to a federal mutual savings bank in order to better serve its customers and the local community through the broader lending ability of a federal savings bank, and to expand its customer base beyond the limited field of membership permitted for credit unions.  In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization. In 2006, Citizens Community Bancorp completed its second-step mutual to stock conversion.

The consolidated income of the Company is principally derived from the Bank’s income.  The Bank originates residential and consumer loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan.  The Bank operates 26 full-service offices; nine stand-alone locations and 17 branches located inside Walmart Supercenters.

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

In preparing these financial statements, we evaluated the events and transactions that occurred through May 12, 2010, the date on which the financial statements were available to be issued.  As of May 12, 2010, there were no subsequent events which required recognition or disclosure.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Community Federal.  All significant inter-company accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

NOTE 3 – USE OF ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, valuation of acquired intangible assets, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any individual reporting period.

NOTE 4 – ADOPTION OF NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued ASU 2010-06, which provided updated guidance on fair value measurements and disclosures as set forth in ASC 820-10.  The guidance requires companies to disclose transfers in and out of levels 1 and 2, and to expand the reconciliation of level 3 fair value measurements by presenting separately information about purchases, sales, issuances and settlements.  The updated guidance also clarifies existing disclosure requirements on the level of disaggregation (provide fair value measurement disclosures for each class of assets and liabilities) and inputs and valuation techniques (disclose for fair value measurements that fall in either level 2 or level 3).  This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation of level 3 fair value measurements.  Those disclosures regarding the reconciliation of level 3 fair value measurements are effective for periods beginning after December 15, 2010.  We adopted this guidance effective January 1, 2010, except with respect to the level 3 reconciliation requirements. The expanded level 3 reconciliation requirement will be adopted for our fiscal year ending September 30, 2011.

In June 2009, the FASB issued FASB ASC 810-10, Consolidation. The amendments adopted by this codification topic include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted FASB ASC 810-10 starting in fiscal 2010. The adoption of FASB ASC 810-10 did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860-10, Transfers and Servicing. FASB ASC 860-10 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company has adopted FASB ASC 860-10 starting in fiscal 2010. The adoption of FASB ASC 860-10 did not have any impact on the Company’s consolidated financial statements.

NOTE 5 – STOCK-BASED COMPENSATION

In February 2005, our stockholders approved the Company's Recognition and Retention Plan.  This plan provides for the grant of up to 113,910 shares of the Company's common stock to eligible participants under this plan.  As of March 31, 2010, 70,615 restricted shares were issued and outstanding under this plan. During the quarter ended March 31, 2010 no shares were granted to eligible participants under this plan; and 9,338 of previously awarded shares were forfeited.  Restricted shares are awarded at no cost to the employee and have a five-year vesting period.  The fair value of the restricted shares on the date of award was $7.04 per share for 63,783 shares and $6.18 for 6,832 shares.  Compensation expense related to these awards was $31 and $18 for the three and six months ended March 31, 2010, respectively.

In February 2005, our stockholders also approved the Company's 2004 Stock Option and Incentive Plan.  This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under this plan.  The plan provides for the grant of awards for up to 284,778 shares of the Company's common stock.  At March 31, 2010, 202,197 options had been granted under this plan to eligible participants at a weighted-average exercise price of $7.04 per share.  Options granted vest over a five-year period.  Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.  At March 31, 2010, since the plan’s inception, options for 113,915 shares of the Company's common stock were vested, options for 83,724 shares were forfeited and options for 4,558 shares were exercised.  Of the 202,197 options granted, 113,915 remained outstanding as of March 31, 2010.

We account for stock-based employee compensation related to our 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, we record compensation expense based on the value of the award as measured on the grant date and recognize that cost over the vesting period.  The compensation cost recognized for stock-based employee compensation for the three months ended March 31, 2010 was $12.

In February 2008, our stockholders approved the Company's 2008 Equity Incentive Plan.  The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares.  Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company's common stock.  The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan.  In October 2008, the Compensation Committee suspended consideration of distributions or awards under this plan, and as of March 31, 2010, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

NOTE 6 – FAIR VALUE ACCOUNTING

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

Level 1- Quoted prices for identical assets or liabilities in active markets that we have the ability to access as of the measurement date.

Level 2- Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data.

Level 3-Significant unobservable inputs that reflect our own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets Measured on a Recurring Basis

		March 31, 2010 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
U.S. Agency securities	$18,477	-	$18,477	-
Residential mortgage-backed securities	29,652	-	-	$29,652
Total securities	$48,129	-	$18,477	$29,652

		September 30, 2009 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
U.S. Agency securities	$19,698	-	$19,698	-
Residential mortgage-backed securities	36,517	-	-	$36,517
Total securities	$56,215	-	$19,698	$36,517

Fair value of foreclosed assets is determined, initially, by a third-party appraisal.  Subsequent to foreclosure, valuations are periodically performed by management to identify potential changes in fair value.

Assets Measured on a Nonrecurring Basis
		March 31, 2010 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Foreclosed assets	$750	-	-	$750

		September 30, 2009 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Foreclosed assets	$562	-	-	$562

Level 3 assets are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable.  With respect to residential mortgage backed securities held as investments by the Company, the credit markets continue to be disrupted resulting in a continued dislocation and lack of trading activity.  The valuation used both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Company, employing a methodology that considers future cash flows along with risk-adjusted returns.  The inputs in this methodology are as follows: ability and intent to hold to maturities, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. We had an independent valuation of all Level 3 securities in the current quarter.  Based on this valuation, we recorded pre-tax other than temporary impairment of $502.

The following table presents a reconciliation of residential mortgage-backed securities held by the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended March 31, 2010 and 2009 (000's):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Beginning balance	$31,705	$57,677	$36,517	$61,233
Total gains or losses (realized/unrealized):
Included in earnings	(502)	0	(1,086)	0
Included in other comprehensive loss	666	280	(851)	(1,839)
Purchases, sales, issuances, and settlements, net	(2,217)	(1,826)	(4,928)	(3,263)
Ending Balance	$29,652	$56,131	$29,652	$56,131

Fair Values of Financial Instruments

Current accounting standards require that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions for the Company’s financial instruments are summarized below for financial instruments not previously disclosed.

Cash and Cash Equivalents
Due to their short-term nature, the carrying amounts of cash and cash equivalents were considered to be a reasonable estimate of fair value.

Interest-Bearing Deposits
Due to their short-term nature, the carrying amounts of interest bearing deposits were considered to be a reasonable estimate of fair value.

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

Federal Home Loan Bank Stock
Federal Home Loan Bank Stock is carried at cost, which is its redeemable fair value since the market for the stock is restricted
(see Note 7 below).

Accrued Interest Receivable and Payable
Due to their short-term nature, the carrying amounts of accrued interest receivable, and payable, respectively, were considered to be a reasonable estimate of fair value.

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

The carrying amount and estimated fair value of financial instruments were as follows (000’s):

	March 31, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$39,967	$39,967	$43,191	$43,191
Interest bearing deposits	-	-	2,458	2,458
Securities available for sale	48,129	48,129	56,215	56,215
FHLB Stock	6,040	6,040	6,040	6,040
Loans receivable	451,667	469,085	440,545	449,666
Accrued interest receivable	2,075	2,075	2,179	2,179

Financial Liabilities:
Deposits	417,415	422,453	409,311	413,511
Borrowed funds	99,700	103,572	106,805	112,009
Accrued interest payable	274	274	351	351

NOTE 7 – FEDERAL HOME LOAN BANK STOCK

The Company is required to be a member of and maintain a certain amount of capital stock of the FHLB of Chicago ("FHLB") to obtain an advance from the FHLB.  As of March 31, 2010, the carrying amount of the Company’s investment in FHLB stock was $6.0 million.  There is no ready market for the FHLB stock nor are there any quoted market values for the FHLB stock because shares can only be purchased or sold between members of the FHLB at the stock's $100 par value.  As a result, we account for this investment as a long-term asset and carry it at cost. Whenever an event or change in circumstances has occurred that may have significant adverse effect on the fair value of the investment the Company reviews this investment for impairment.

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

After considering these factors and our intention and ability to hold the FHLB stock for the time necessary to recover the initial investment, we determined that the FHLB stock was not impaired as of March 31, 2010.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unless otherwise stated, all monetary amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than share and per share amounts, are stated in thousands).

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

In December 2001, Citizens Community Federal converted to a federal mutual savings bank in order to better serve its customers and the local community through the broader lending ability of a federal savings bank, and to expand its customer base beyond the limited field of membership permitted for credit unions.  As a federal savings bank, the Bank has expanded authority in originating residential mortgage and consumer loans, and has the ability to make commercial loans, although the Bank does not currently have any immediate plans to commence making any commercial loans.  In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization. In 2006, Citizens Community Bancorp completed its second-step mutual to stock conversion.

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of March 31, 2010, and the consolidated results of operations for the three and six months ended March 31, 2010, compared to the same period in the fiscal year ended September 30, 2009.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2009.

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

In 2008 and 2009 we opened fourteen new branches located inside Walmart Supercenters in Minnesota and Wisconsin, as well as converted three existing Wisconsin branches to locations inside Walmart Supercenters.

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

At March 31, 2010, the Company had total assets of $576.8 million, total deposits of $417.4 million and stockholders' equity of $55.6 million. The Company and the Bank are examined and regulated by the OTS, their primary federal regulator.  The Bank is also regulated by the FDIC.  The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

CRITICAL ACCOUNTING POLICIES

We have established certain accounting policies, which require use of judgment.  In addition to the policies included in Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included as an exhibit to our Form 10-K annual report for the fiscal year ending September 30, 2009, our critical accounting policies are as follows:

Allowance for Loan Losses.

We maintain an allowance for loan losses to absorb probable incurred loss in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). The Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory expectations. However, based on periodic examinations by regulators, the amount of allowance for loan losses may be adjusted.

Our determination of the allowance for loan losses is based on (1) specific allowances for specifically identified and evaluated problem loans and their corresponding estimated loss based on likelihood of default, payment history, and net realizable value of underlying collateral; and (2) a general allowance on loans not specifically identified in (1) above, based on historical loss ratios which are adjusted for qualitative and general economic factors.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, any of which estimates may be susceptible to significant change. In our opinion, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolio.

Available for Sale Securities.

Securities are classified as available for sale and are carried at fair value, with unrealized gains and losses reported in other comprehensive income (loss).  Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.

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

We consider the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

●	The length of time, and extent to which, the fair value has been less than the amortized cost.

●	Adverse conditions specifically related to the security, industry or geographic area.

●	The historical and implied volatility of the fair value of the security.

●	The payment structure of the debt security and the likelihood of the issuer or underlying borrowers being able to make payments that may increase in the future.

●	The failure of the issuer of the security or the underlying borrowers to make scheduled interest or principal payments.

●	Any changes to the rating of the security by a rating agency.

●	Recoveries or additional declines in fair value subsequent to the balance sheet date.

Interest income on securities for which other-than-temporary impairment has been recognized in earnings is recognized at a rate commensurate with the expected future cash flows and amortized cost basis of the securities after the impairment.

Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

To determine if other-than-temporary impairment exists on a debt security, the Bank first determines if (1) it intends to sell the security or (2) it is more likely than not that it will be required to sell the security before its anticipated recovery.  If either of the conditions is met, the Bank will recognize other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis.  If neither of the conditions is met, the Bank determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors.  The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss.  The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security.  The amount of the total impairment related to all other factors (excluding credit loss) is included in other comprehensive loss.

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

The independent valuation process included:

●
Obtaining individual loan level data directly from servicers and trustees, and making assumptions regarding the frequency of foreclosure, loss severity and conditional prepayment rate (both the entire pool and the loan group pertaining to the bond we hold).

●	Projecting cash flows based on these assumptions and stressing the cash flows under different time periods and requirements based on the class structure and credit enhancement features of the bond we hold.

●	Identifying various price/yield scenarios based on the Bank’s book value and valuations based on both hold-to-maturity and current free market trade scenarios. Discount rates were determined based on the volatility and complexity of the security and the yields demanded by buyers in the market at the time of the valuation.

For non-agency residential mortgage-backed securities that are considered other-than-temporarily impaired and for which we have the ability and intent to hold these securities until the recovery of our amortized cost basis, we recognize other-than-temporary impairment in accordance with accounting principles generally accepted in the United States.  Under these principles, we separate the amount of the other-than-temporary impairment into the amount that is credit related and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of expected future cash flows.  The amount due to other factors is recognized in other comprehensive income (loss).

Goodwill.

Goodwill represents the difference between the cost of the acquisition and the fair value of the acquired net assets and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, and are classified separately under the appropriate balance sheet captions.  Goodwill is considered to have an indefinite useful life and is stated at cost less any accumulated impairment losses. Tests for impairment are conducted annually.

PERIOD HIGHLIGHTS

March 31, 2010 marks the end of the first full quarter of our operation under the direction of new leadership. As we continue to evaluate our past and existing business practices and move forward with various strategic and operating initiatives to improve virtually every aspect of our organization, we face many challenges and opportunities.

Our core business of originating real estate and consumer lending and accepting consumer deposits through our Bank’s 26 branches continues to grow and generate increased income. We also continue experiencing loan growth through our indirect paper lending activities. Loans receivable increased to $454,600 at March 31, 2010, compared to $442,500 at September 30, 2009.  Deposits grew from $409,300 at September 30, 2009 to $417,400 at March 31, 2010.  Net interest income increased from $7,337 for the six months ended March 31, 2009 to $10,329 during the six months ended March 31, 2010.

Despite seeing early signs of decreases in substandard and non-accrual loans, we continue to experience a significant increase in loan charge offs.  Net charge offs for the quarter ended March 31, 2010 were $804 compared to $157 for the quarter ended March 31, 2009.  Net charge offs for the six month periods ending March 31, 2010 and 2009 were  $1,202 and $289, respectively. While a portion of the increase in net charge offs over historical charge off levels is attributable to general economic factors and increases in non-performing loans, a substantial portion of the increase is the result of a more conservative approach to managing problem loans.

We continue to experience decreases in the fair value of securities in our non agency mortgage-backed securities portfolio, resulting from increased defaults and other credit quality deterioration in the underlying residential mortgage loans securing certain of the securities in our portfolio.  We recognized $502 and $1,086 in credit related other-than-temporary losses for the quarter and six month period ending March 31, 2010, respectively.  These losses had a significant adverse effect on our net income for these periods.

We have implemented numerous cost-cutting initiatives, and continue to look for ways to reduce existing personnel, vendor, professional services, and other discretionary expenditures. We expect annual savings in excess of $250 from renegotiation of vendor relationships alone. We estimate that all of these initiatives have generated over $81 and $223 in cost savings for the quarter and six months ended March 31, 2010, respectively.

Our efforts are not only focused on reducing costs.  We continue to evaluate our current Bank branches for opportunities to increase their profitability. We are also looking for opportunities to expand our regional banking presence in existing in-store branch locations. Utilizing our strong indirect paper lending operation in these markets, we expect to focus on these existing in-store branches to garner more lending and depository cross-selling opportunities.

RESULTS OF OPERATIONS

Overview. For the quarter ended March 31, 2010, our net loss was ($79), compared to net income of $193 for the quarter ended March 31, 2009.  For the six months ended March 31, 2010, our net income was $96, compared to net income of $459 for the six months ended March 31, 2009.

Net loss for the quarter ended March 31, 2010 was impacted by the following:

●	$5,350 of net interest income during the current year quarter, compared to $3,757 for the quarter ended March 31, 2009 primarily due to growth in our core operations, resulting in increases in real estate and consumer loans and deposits, along with increased interest rate arbitrage due to currently lower cost of funds.

●	$1,402 of provision for loan losses incurred during the current year quarter, compared to $374 for the quarter ended March 31, 2009, due primarily to increased lending activity and increased charge offs associated with the current downturn in the economy and management’s more disciplined handling of problem loans.

●	$502 non-cash, other-than-temporary-impairment (OTTI) incurred during the current quarter on one of the private label mortgage-backed securities as the underlying credit characteristics of the security indicated that additional losses have been incurred.

We continue to see income from our core operations increase as our core business model continues to generate increased loans and deposits, and as we continue to identify cost-cutting and operating efficiency opportunities.  However, the need to continue increasing our provision for loan losses based on current and historical loan charge off levels and current adverse general economic factors has offset some of the income growth from core operations.  Also offsetting this growth, were additional other-than-temporary impairment (OTTI) charges incurred during the quarter on our remaining non-agency mortgage-backed securities portfolio. In addition, the Bank had significant improvement in net interest margin and interest spread during the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.

Efficiency levels continue to improve as indicated by the Bank efficiency measurement improving to 70.5 percent net of OTTI for the six months ended March 31, 2010 compared to 80.4 percent for the six months ended March 31, 2009 and 81.3 percent for the year ended September 30, 2009.  Efficiency is calculated net of OTTI, by dividing the Bank’s fiscal year to date non-interest expense by fiscal year to date non-interest income minus OTTI plus net interest margin.  Additionally, all of the Bank’s regulatory capital levels are in the well-capitalized category by all regulatory measurements (see the discussion below under the heading “Capital Ratios”). We believe our cost cutting initiatives have not inhibited our ability to maintain sound business practices and responsive internal controls.

As we move forward with our existing branch distribution strategy, we anticipate continued loan and deposit growth. We believe our existing branch locations will continue to offer excellent potential for additional core deposit and loan growth, and are consistent with our growth strategy. Seventeen of our 26 branch locations were opened during 2008 and 2009.

As of March 31, 2010, these 17 new branch locations have delivered:

●	Total new deposit growth since March 3, 2008 of $148,300—of this, $97,500 was core deposits; and

●	Total loan growth since March 3, 2008 of $46,000—of this, $36,900 consists of real estate loans and $9,100 of consumer loans.

Net Income.  The Company’s net loss for the three month period ended March 31, 2010 was ($79) compared to net income of $193 for the three month period ended March 31, 2009. The reduction was primarily due to $502 in fair value (OTTI) losses incurred during the current quarter on our non-agency mortgage-backed securities (MBS) and increases in the provision for loan losses to $1,402 for the three-month period ended March 31, 2010, which compared to $374 for the three-month period ended March 31, 2009. Net income for the six-month period ended March 31, 2010 was $96 compared to $459 for the prior year six-month period, a decline of $363, primarily as a result of a $1,086, pre-tax, OTTI charge to our non-agency residential MBS portfolio.    In addition to the OTTI charge, the first six months of 2010 results were impacted by three additional major factors:  (1) the substantial increase in our FDIC deposit insurance premium; (2) as expected, our expenses associated with the opening of the 17 new branch locations since March 2008 have continued to temporarily negatively impact our operating results; and (3) our increased loan demand coupled with the continuation of the recent economic downturn necessitated an increase in our provision for loan losses.

Net interest margin increased from 3.19 percent during the three-month period ended March 31, 2009 to 4.01 percent during the three-month period ended March 31, 2010.  Net interest margin increased from 3.11 percent to 3.81 percent for the six-month period ended March 31, 2010, compared to the prior-year six month period. Interest spread increased to 3.67 percent at March 31, 2010, compared to 2.74 percent at March 31, 2009.  The increases in net interest margin and interest spread resulted from costs of interest-bearing liabilities decreasing at a faster rate than the corresponding yields on interest-earning assets.

Total Interest and Dividend Income. Total interest and dividend income increased by $600 to $8,100 for the three-month period ended March 31, 2010, from $7,500 for the three-month period ended March 31, 2009. Total interest and dividend income increased by $1,400 to $16,300 for the six-month period ended March 31, 2010, from $14,900 for the same period in fiscal 2009.  The increase was largely a result of increases in the average balances of loans receivable from loans obtained from marketing efforts at the new branch locations, partially offset by declines in earning asset yields as a result of declining market rates and declines in investment income.  The yield on average loans receivable decreased from 6.69 percent during the six-month period ended March 31, 2009 to 6.56 percent for the six-month period ended March 31, 2010.  Interest income from loans receivable increased to $14,600 for the six month period ending March 31, 2010, compared to $12,800 for the comparable prior year period.  The average balance of Securities Available for Sale decreased from $58,800 for the six months ending March 31, 2009 to $51,800 for six months ending March 31, 2010, resulting in a reduction in investment income of $400 year-over-year.

Total Interest Expense.   Total interest expense decreased to $2,700 for the three-month period ended March 31, 2010, compared to $3,700 for the three-month period ended March 31, 2009. Total interest expense decreased to $5,900 for the six months ended March 31, 2010, compared to $7,500 for the prior year period.  The decreases during the current year three and six-month periods were the result of decreasing interest rates paid as a result of a declining market, offset slightly by relatively minor increases in the average balances of interest-bearing liabilities.  The average balance of interest-bearing liabilities increased from $422,800 in the six months ended March 31, 2009 to $511,300 for the six months ended March 31, 2010.

The average cost of interest-bearing liabilities decreased from 3.56 percent for the prior year’s six month period ended March 31, 2009, to 2.33 percent for the current year’s six-month period.  The decrease was primarily a result of lower deposit costs due to declining CD yields, the growth of lower costing core deposits via our new branches and the decline in the cost of FHLB advances.

Net Interest Income. Net interest income before provision for loan losses increased by $1,600, to $5,400 for the three-month period ended March 31, 2010, compared to $3,800 for the three-month period ended March 31, 2009. Net interest income before provision for loan losses increased by $3,000, to $10,300 for the six-month period ended March 31, 2010, compared to $7,300 for the prior year six-month period.  Largely responsible for the increases were increases in average balances of interest-earning assets, partially offset by increases in average balances of interest-bearing liabilities. We also experienced an increase in net interest spreads as a result of the cost of interest-bearing liabilities declining at a faster rate than the earnings yield of interest-earning assets.

Provision for Loan Losses. We determine our provision for loan losses, based on our desire to provide an adequate allowance for loan losses to reflect probable incurred credit losses in our loan portfolio. Based on increased historical charge off ratios and increases in the effect on the allowance for loan losses due to qualitative and general economic factors discussed above under “allowance for loan losses”, we have increased our provision for loan losses to ensure an adequate allowance for loan losses. We recorded provisions for loan losses of $1,400 and $300 for the three-month periods ended March 31, 2010 and 2009, respectively. Provision for loan losses was $2,200 and $600 for the six month periods ended March 31, 2010 and 2009, respectively. We expect to continue recording provision for loan losses at levels higher than more recent historical levels until our actual loan charge offs and general qualitative and economic factors improve.

Non-Interest Income (Loss). Non-interest income for the quarter ended March 31, 2010 was $478, compared to non-interest income of $476 for the quarter ended March 31, 2009.  Non-interest income for the six months ended March 31, 2010 was $1,081, compared to $953 in non-interest income during the six month period ended March 31, 2009. During the current year periods, we experienced modest increases in service charges and fees on increasing deposit volume generated by our in-store branches. We expect continued deposit growth and corresponding increases in deposit service charges and fee income during future periods.

Non-Interest Expense. Non-interest expense for the quarters ended March 31, 2010 and 2009 was $4,000 and $3,600, respectively. Increases were primarily due to increases in FDIC deposit insurance premiums, compensation costs, and occupancy costs. Non-interest expense increased from $6,900 for the six month period ended March 31, 2009, to $8,000 for the current six month period ended March 31, 2010.  The increase resulted mainly from the planned growth costs associated with our new branch expansions. These expansions strongly contributed to deposit and loan growth.  Additionally, the FDIC deposit insurance premium increase from $128 for the prior six month period to $464 for the current six month period, thus contributing significantly to our higher level of non-interest expense during the current year period. We continue to experience increases in FDIC deposit insurance premiums as FDIC insurance losses associated with failed banks continue to rise, and as our deposit volume increases.

Income Tax Expense.  Income tax benefit of $42 for the quarter ended March 31, 2010, compared to income tax expense of $114 for the quarter ended March 31, 2009 resulted from the changes in pre-tax income discussed above. Income tax expense decreased to $84 for the six-month period ended March 31, 2010, from $321 for same six-month period a year ago. The decrease came as a result of the lower overall earnings reflected in the current period versus the prior-year comparison as a result of the factors described above.

FINANCIAL CONDITION

Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test.

Our total investment portfolio was $48,100 at March 31, 2010 compared with $56,200 at September 30, 2009. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans.  These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase.  Since the time of purchase, $17,200 of the March 31, 2010 book value of the non-agency residential MBS portfolio was downgraded from investment grade to below investment grade.  The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions.   Taking into consideration these developments, we have determined that it is likely the Company will not collect all amounts due according to the contractual terms of these securities.

During the quarter ended March 31, 2010, the results of our analysis indicated one non-agency residential MBS with a book value of $1,856 had additional other-than-temporary impairment (OTTI).  The before-tax impaired loss, related to the credit portion recorded in earnings, was $502 and the other comprehensive loss, related to market illiquidity, was $592.

We believe that the remaining fair value of our non-agency MBS portfolio, totaling $29,700, is still subject to numerous factors outside of our control and future evaluations of fair value could result in additional OTTI losses.

On March 31, 2010, 17 securities included in our non-agency residential MBS have unrealized losses currently included in accumulated other comprehensive income.  These losses represent a 27.2 percent decline in value in comparison to our amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued dislocation of the securities market and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

The amortized cost and market values of our available-for-sale securities as of the periods indicated below were as follows:

March 31, 2010	Amortized Cost	Fair Value

Residential Agency MBS	$18,085	$18,477
Residential Non-agency MBS	40,763	29,652
	$58,848	$48,129

September 30, 2009	Amortized Cost	Fair Value

Residential Agency MBS	$19,535	$19,698
Residential Non-agency MBS	46,777	36,517
	$66,312	$56,215

The following tables show the fair value and gross unrealized losses of securities with unrealized losses at March 31, 2010 and 2009, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Description	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
of Securities	Value	Losses	Value	Losses	Value	Losses

2010

U.S. agency securities	$0	$0	$0	$0	$0	$0
Residential mortgage-backed securities	0	0	29,652	11,111	29,652	11,111
Total securities	$0	$0	$29,652	$11,111	$29,652	$11,111

2009

U.S. agency securities	$0	$0	$102	$1	$102	$1
Residential mortgage-backed securities	40,351	4,593	7,154	1,297	47,505	5,890
Total securities	$40,351	$4,593	$7,256	$1,298	$47,607	$5,891

As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of March 31, 2010, we held $11,600 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.

The composition of our available-for-sale portfolios by credit rating as of the periods indicated was as follows:

March 31, 2010	Amortized Cost	Fair Value

Agency	$18,085	$18,477
AAA	17,369	14,392
BB	1,738	1,348
B	4,504	2,359
Below investment grade	17,152	11,553
	$58,848	$48,129

September 30, 2009	Amortized Cost	Fair Value

Agency	$19,535	$19,698
AAA	10,382	9,436
AA	4,647	4,013
A	4,781	3,538
Below Investment Grade	26,967	19,530
	$66,312	$56,215

Based on management’s impairment testing, during the quarter ended March 31, 2010 we recognized an additional $1,094 other-than-temporary impairment loss on one security in our MBS portfolio.  The impairment loss before tax that was recorded in earnings was $502 and the portion of the impairment recorded as other comprehensive loss was $592.  At March 31, 2010, the approximate aggregate fair value of that security was $774. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2009, Balance of OTTI related to credit losses	$7,236
Credit portion of OTTI recognized for six months ended, March 31, 2010	1,086
March 31, 2010, Balance of OTTI related to credit losses	8,322

There were no sales of available-for-sale securities during the six-month period ended March 31, 2010.  No securities were pledged as of March 31, 2010.  Utilizing a third party firm, we will continue to obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis.  Management and the Board of Directors will review and consider additional testing to determine if additional write-downs of the MBS portfolio are warranted.

Loans.  Loans increased by $12,100, or 2.7 percent, to $454,600 as of March 31, 2010.  At March 31, 2010, the loan portfolio was comprised of $254,500 of loans secured by real estate, or 56.0 percent of total loans, and $200,100 of consumer loans, or 44.0 percent of total loans.  The Company’s in-store branch operations increased loans receivable by $11,100 in the six months ending March 31, 2010, as compared to September 30, 2009.

At September 30, 2009, the loan portfolio mix included real estate loans of $238,800, or 54.0 percent of total loans, and consumer loans of $203,700, or 46.0 percent of total loans.

Allowance for Loan Losses.  The following table is an analysis of the activity in the allowance for loan losses for the three and six-month periods ended March 31, 2010 and 2009, respectively.

	Three months ended		Six months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Balance at Beginning	$2,287	$1,327	$1,925	$1,192
Provisions Charged to Operating Expense	1,402	374	2,162	641
Loans Charged Off	(811)	(168)	(1,214)	(305)
Recoveries on Loans	7	11	12	16
Balance at End	$2,885	$1,544	$2,885	$1,544

At March 31, 2010, the allowance for loan losses was $2,900, or 0.63 percent of the total loan portfolio, compared to allowance for loan losses of $1,900, or 0.44 percent of the total loan portfolio at September 30, 2009. The increase is primarily responsive to increased charge offs over historical levels and continued depressed general economic factors.  We have determined that a rolling eight-quarter look back period is an appropriate migration period in determining adequate general allowance for loan losses. We have also increased the adjustment factor for qualitative and general economic factors in determining general allowance based on current regional and national economic conditions and trends.

Deposits. Deposits increased to $417,400 at March 31, 2010, from $409,300 at September 30, 2009. Core deposits continued to show growth for the quarter, as non-CD deposits increased.  Non-CD deposits increased $8,900, of which $2,100 came from the 17 in-store branches opened in 2008 and 2009.  The CD portfolio decreased $790 primarily as a result of the Bank’s decision not to renew any maturing or attract any new brokered deposits.  The bank has made a deliberate effort to reduce its reliance on brokered deposits as a source of funding.  Brokered deposits decreased from $9,845 at September 30, 2009 to $1,637 at March 31, 2010.  These deposits have been replaced by core deposits.

Borrowed Funds.  FHLB advances decreased from $106,800 as of September 30, 2009, to $99,700 as of March 31, 2010, as a result of pay down of our MBS portfolio, which in turn reduced necessary FHLB funding advances.

Stockholders’ Equity. Total equity was $55,600 at March 31, 2010, versus $55,400 at September 30, 2009.  Total stockholders’ equity remained virtually unchanged as a result of minimal year to date net income. Additional paid-in capital and unearned ESOP shares each decreased by approximately $3,000 as a result of the December 31, 2009 termination of our ESOP.

Loan Quality.  Our non-performing assets were $8,400 at March 31, 2010, or 1.46 percent of total assets. This was up from $6,400, or 1.12 percent of total assets, at September 30, 2009. The increase since September 30, 2009 was primarily due to increases in non-performing one-to-four family residential loans, as well as new non-real estate consumer loans moving into the non-performing category, as customers continue to be impacted by the current economic downturn. Approximately $500 in charge-offs in fiscal 2010 are attributed to the ineffective collections practices of and the untimely communication of collection activities within the Bank’s collections group. Because of the current economic conditions and recent performance of our loan portfolio, we expect loan losses to remain at elevated levels for the remainder of 2010.

Despite our increases in charge offs and non-performing assets, we anticipate that we will continue to perform favorably compared to our peers due to the following three key factors:  Our average loan-to-value ratio on consumer lending is 70 to 80 percent, which allows us to minimize risk of loss.  The average balance of consumer loans is $10,486 (not in thousands), and the average balance of our real estate loans is $101,389 (not in thousands), limiting our loss exposure on any one loan.  Our unsecured loan exposure is limited to $5,600, or less than 1 percent of assets.  We believe our current allowance for loan loss is adequate to cover these anticipated losses on our loan portfolio.

Net charge-offs for the six months ended March 31, 2010, were $1,200, versus $305 during the six-month period ended March 31, 2009.  The annualized net charge-offs to average loans receivable was 0.56 percent for the six months ended March 31, 2010, compared to 0.17 percent for the six-month period ended March 31, 2009, and 0.38 percent for the three-month period ended December 31, 2009. Based on the current economic conditions, we anticipate continued elevated levels of loan charge-offs and we will monitor and maintain an adequate allowance for loan loss levels, accordingly.

Liquidity and Asset / Liability Management.

Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits and other liabilities with maturities less than one-year.  At March 31, 2010, our liquidity ratio was 10.8 percent, above our targeted liquidity ratio of 10 percent.

Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; and other short-term investments and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments.  While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $88,500 of our $215,700 (41.0 percent) CD portfolio will mature in fiscal 2010, we have historically retained over 75 percent of our maturing CD’s.  In our present interest rate environment, and based on maturing yields this should also improve our cost of funds. We believe that the expansion of our in-store branch network in attracting core deposits will enhance long-term liquidity, and is a key component to our broader liquidity management strategy.

We maintain access to additional sources of funds including FHLB borrowings and lines of credit with both the Federal Reserve Bank and the United Bankers Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the bank’s total assets.  Currently, we have approximately $174,000 available under this arrangement. We also maintain lines of credit of $13,000 with the Federal Reserve Bank, and $5,000 with United Bankers Bank as part of our contingency funding plan.

Off-Balance Sheet Liabilities.  Some of our financial instruments have off-balance sheet risk.  These instruments include unused commitments for credit cards, lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit.  As of March 31, 2010, the Company had $9,200 in unused commitments, compared to $10,700 in unused commitments as of September 30, 2009.

Capital Resources. As of March 31, 2010, we are “well capitalized” under applicable regulatory standards in all regulatory measured categories. Current OTS guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

Capital Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2010 (Unaudited)
Total capital (to risk weighted assets)	$56,027,000	10.2%	$44,077,000	>=	8.0%	$55,096,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$54,739,000	9.9%	$22,038,000	>=	4.0%	$33,058,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$54,739,000	9.5%	$23,064,000	>=	4.0%	$28,831,000	>=	5.0%

Tangible capital (to tangible assets)	$54,739,000	9.5%	$8,649,000	>=	1.5%	NA		NA

As of September 30, 2009 (Audited)
Total capital (to risk weighted assets)	$52,081,000	9.6%	$43,630,000	>=	8.0%	$54,537,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$51,074,000	9.4%	$21,815,000	>=	4.0%	$32,722,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$51,074,000	8.9%	$23,009,000	>=	4.0%	$28,762,000	>=	5.0%

Tangible capital (to tangible assets)	$51,074,000	8.9%	$8,628,000	>=	1.5%	NA		NA

The Bank and the Company each continue to operate under Memoranda of Understanding (the “MOU”), issued December 23, 2009, by the Office of Thrift Supervision (the “OTS”). The MOU resulted from issues noted during the examination of the Bank conducted by the OTS, the report on which was dated July 27, 2009. The MOU identified the need for improved management and monitoring of (a) business and capital planning, (b) asset quality, (c) liquidity, and (d) concentrations of credit.  The MOU also called for a formalized internal audit and compliance plan and prohibits the Bank from declaring dividends, and the Company from issuing debt without prior consent of the Office of Thrift Supervision.  We believe that both the Company and the Bank have adequate plans in place to satisfactorily address all of the issues raised by the MOU.

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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by the Asset and Liability Management Committee. The asset and liability management committee is comprised of members of senior management.  The asset and liability management committee establishes guidelines for and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs.  The committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.  The Asset and Liability Management Committee generally meets on a weekly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis.  At each meeting, the committee recommends strategy changes, as appropriate, based on this review.  The committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a monthly basis.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

●	originating shorter-term secured consumer loans;
●	originating prime-based home equity lines of credit;
●	managing our deposits to establish stable deposit relationships;
●	using FHLB advances to align maturities and re-pricing terms;
●	attempting to limit the percentage of long-term, fixed-rate loans in our portfolio which do not contain a payable-on-demand clause; and
●	originating first mortgage loans, with a clause allowing for payment on demand after a stated period of time.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.

As of March 31, 2010, $211,400 of loans in our portfolio included a payable-on-demand clause.  We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate.  Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases.  It is the Bank’s policy to write the majority of its real estate loans with a payable-on-demand clause.  The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity.

The following table sets forth, at December 31, 2009 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments).  As of December 31, 2009, due to the current level of interest rates, NPV estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)

+300bp	$35,295	$(9,002)	(20)%	6.46%	(140)bp
+200bp	38,640	(5,657)	(13)	6.99	(86)
+100bp	41,948	(2,349)	(5)	7.51	(35)
50bp	43,721	(576)	(1)	7.78	(7)
0bp	44,297	---	---	7.86	---
-50bp	46,685	2,388	5	8.23	37
-100bp	48,767	4,470	10	8.55	69
___________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.  We carried out an evaluation as of March 31, 2010, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Our assessment is based on a current evaluation and assessment of progress made in remediating the material weaknesses previously disclosed in prior SEC filings and discussed below. For the reasons stated below, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010, at achieving a level of reasonable assurance.

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

We have designed and implemented and continue to evaluate controls and procedures to address the material weaknesses discussed above.  We have made the following changes to internal controls during the six month period ended March 31, 2010 as noted below:

●	We continue to assess the need for additional ongoing employee training as it relates to the evolving financial reporting environment and new emerging accounting issues.
●	We have designed and implemented additional procedures within our financial close and reporting process to analyze, monitor and adjust all material accounts on a timely basis.
●	We have reorganized our financial organization to achieve the most appropriate and effective use of our current resources to support the financial reporting process.

We believe that we have designed and implemented internal controls and procedures that address these material weaknesses.  However, we have not yet fully evaluated their operating effectiveness over a sufficient period of time to conclude that they are operating effectively as intended.

We believe the aforementioned efforts will ultimately result in management’s ability to conclude at some point in the future that our disclosure controls and procedures were effective in reaching a reasonable level of assurance. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of our system of internal controls. The remediation efforts noted above will be subject to our ongoing internal control assessment, testing and evaluation process.

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

PART II – OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On January 4, 2010, we received notice of a demand for arbitration by James G. Cooley, the Company’s former President and Chief Executive Officer, from the American Arbitration Association in connection with our termination of his employment and his employment agreement.  As part of the demand, Mr. Cooley has asserted claims against the Company (and certain members of the Company’s Board of Directors) related to breach of contract, wrongful discharge, defamation of character and intentional infliction of emotional distress.  Mr. Cooley is seeking relief in the form of actual damages, punitive damages, attorneys' fees, interest and reimbursement of costs. On March 1, 2010, Mr. Cooley initiated a declaratory judgment action in Wisconsin circuit court seeking a court determination as to whether the Company and certain members of the Company’s Board of Directors have a legal obligation to submit Mr. Cooley’s arbitration claims to an arbitrator.  The Company intends to vigorously defend against the claims, although no assurances can be given regarding the outcome of this matter.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b)   Not applicable.

(c)   Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    [REMOVED AND RESERVED]

Item 5.    OTHER INFORMATION

Not applicable.

Item 6.    EXHIBITS

(a)     Exhibits

31.1		Rule 13a-15(e) Certification of the Company’s Chief Executive Officer
31.2		Rule 13a-15(e) Certification of the Company’s Principal Financial and Accounting Officer
32.1	*	Certification of Chief Executive Officer and Principal Financial andAccounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
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

CITIZENS COMMUNITY BANCORP, INC.

Date: May 12, 2010	By: /s/ Edward H. Schaefer Edward H. Schaefer Chief Executive Officer

Date: May 12, 2010	By: /s/ Rebecca L. Johnson Rebecca L. Johnson Principal Financial and Accounting Officer