Form 10-Q
period 2010-06-30
Citizens Community Bancorp Inc.
filed 2010-08-12
CIK 1367859

UNITED STATES
SECURIT1ES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              Yes [  ]            No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

At August 12, 2010 there were 5,113,258 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.

FORM 10-Q

JUNE 30, 2010

ITEM 1.   FINANCIAL STATEMENTS
CITIZENS COMMUNITY BANCORP, INC.

Consolidated Balance Sheets
June 30, 2010 (Unaudited) and September 30, 2009 derived from audited financial statements
(Dollar amounts in thousands)

Assets	June 30, 2010	September 30, 2009
Assets:
Cash and cash equivalents	$40,212	$43,191
Interest-bearing deposits	-	2,458
Securities available-for-sale (at fair value)	45,315	56,215
Federal Home Loan Bank stock	6,040	6,040
Loans, net of allowance for loan losses of $3,441 and $1,925	455,142	440,545
Office properties and equipment - net	7,407	8,029
Accrued interest receivable	2,046	2,179
Intangible assets	899	1,148
Goodwill	5,593	5,593
Other assets	13,713	10,008
TOTAL ASSETS	$576,367	$575,406
Liabilities and Stockholders' Equity	June 30, 2010	September 30, 2009

Liabilities:
Deposits	$441,016	$409,311
Federal Home Loan Bank advances	75,100	106,805
Other liabilities	3,875	3,925
Total liabilities	519,991	520,041

Stockholders' equity:
Common stock - $0.01 par value, authorized 20,000,000 shares; issued and outstanding at June 30, 2010 and September 30,2009: 5,113,258 and 5,471,780 shares, respectively	51	55
Additional paid-in capital	53,823	56,877
Retained earnings	8,479	8,221
Unearned ESOP shares	-	(3,070)
Unearned deferred compensation	(3)	(23)
Accumulated other comprehensive loss	(5,974)	(6,695)
Total stockholders' equity	56,376	55,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$576,367	$575,406

See accompanying notes to unaudited, consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations - Unaudited
For the Three and Nine Months Ended June 30, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest and Dividend Income:
Interest and fees on loans	$7,482	$6,883	$22,114	$19,697
Other interest and dividend income	781	975	2,416	3,010
Total interest and dividend income	8,263	7,858	24,530	22,707
Interest expense:
Interest on deposits	1,979	2,495	6,208	7,649
Borrowings	771	1,084	2,480	3,442
Total interest expense	2,750	3,579	8,688	11,091
Net interest income	5,513	4,279	15,842	11,616
Provision for loan losses	1,331	324	3,493	965
Net interest income after provision for loan losses	4,182	3,955	12,349	10,651
Total other-than-temporary impairment losses	(847)	(12,502)	(2,547)	(12,502)
Portion of loss recognized in other comprehensive loss (before tax)	722	5,266	1,336	5,266
Net impairment losses recognized in earnings	(125)	(7,236)	(1,211)	(7,236)

Noninterest Income:
Service charges on deposit accounts	395	336	1,123	968
Insurance commissions	39	84	159	265
Loan fees and service charges	60	71	288	206
Other	4	3	9	8
Total noninterest income	498	494	1,579	1,447
Noninterest expense:
Salaries and related benefits	1,984	1,982	5,811	5,533
Occupancy - net	638	562	1,896	1,582
Office	363	372	1,057	1,128
Data processing	59	96	244	299
Amortization of core deposit intangible	84	84	250	250
Advertising, marketing and public relations	53	52	124	173
FDIC premium assessment	225	379	689	494
Professional services	329	201	899	535
Other	539	352	1,286	955
Total noninterest expense	4,274	4,080	12,256	10,949

Income (loss) before provision for income taxes	281	(6,867)	461	(6,087)
Provision for income taxes	119	(2,735)	203	(2,414)
Net income (loss) attibutable to common stockholders	$162	$(4,132)	$258	$(3,673)

Per share information:
Basic earnings	$0.03	$(0.80)	$0.05	$(0.68)
Diluted earnings	$0.03	$(0.80)	$0.05	$(0.68)
Dividends paid	$-	$0.05	$-	$0.15

See accompanying notes to unaudited, consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Changes in
Stockholders' Equity and Comprehensive Loss - Unaudited
For the Nine Months ended June, 2010
(in thousands, except Shares)

Nine Months Ended June 30, 2010	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Unearned Compen- sation	Accumulated Other Comprehensive Loss	Total
Balance - Beginning of Period	5,471,780	$55	$56,877	$8,221	$(3,070)	$(23)	$(6,695)	$55,365
Comprehensive Loss:
Net income attributable to common stockholders				258				258
Amortization of unrecognized prior service costs and net gains/losses, net of tax							1	1
Net unrealized gain on available for sale securities, net of tax							(7)	(7)
Change for realized losses on securities available for sale for OTTI write-down, net of tax							727	727
Total comprehensive income								979
Stock option expense			12					12
Termination of ESOP	(358,502)	(4)	(3,066)		3,070
Forfeiture of unvested shares	(20)
Amortization of restricted stock						20		20
Balance - End of Period	5,113,258	$51	$53,823	$8,479	$0	$(3)	$(5,974)	$56,376

See accompanying notes to unaudited, consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows - Unaudited
For the Nine Months Ended June 30, 2010 and 2009
(Dollar amounts in thousands)

	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income attributable to common stockholders	$258	$(3,673)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net securities amortization	(281)	(263)
Provision for depreciation	839	683
Provision for loan losses	3,493	965
Impairment on mortgage-backed securities	1,211	7,236
Amortization of purchase accounting adjustments	(40)	(40)
Amortization of core deposit intangible	250	249
Amortization of restricted stock	20	67
Provision for stock options	12	50
Provision for deferred income taxes	583	(3,276)
ESOP contribution benefit in excess of shares released	0	(70)
Increase in accrued interest receivable and other assets	(3,794)	(408)
Decrease in other liabilities	(49)	493
Total adjustments	2,244	5,686
Net cash provided by operating activities	2,502	2,013
Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	0	(253)
Purchase securities available for sale	0	(20,004)
Net increase (decrease) in interest-bearing deposits	2,458	(3,941)
Proceeds from principal repayments on securities available for sale	10,328	7,828
Net increase in loans	(18,052)	(57,019)
Net capital expenditures	(215)	(2,333)
Net cash used in investing activities	(5,481)	(75,722)
Cash flows from financing activities:
Net decrease in borrowings	(31,705)	10,560
Net increase in deposits	31,705	68,654
Repurchase shares of common stock	0	(5,260)
Reduction in unallocated shares held by ESOP	0	346
Cash dividends paid	0	(872)
Net cash provided by (used in) financing activities	0	73,428
Net decrease in cash and cash equivalents	(2,979)	(281)
Cash and cash equivalents at beginning of period	43,191	23,666
Cash and cash equivalents at end of period	$40,212	$23,385

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$6,207	$7,646
Interest on borrowings	$2,579	$3,504
Income taxes	$5	$925

Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	$394	$246

See accompanying notes to unaudited, consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
NOTE 1 –ORGANIZATION

The financial statements of Citizens Community Federal (the “Bank”) included herein have been included by its parent company, Citizens Community Bancorp, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Citizens Community Bancorp (CCB) was a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004.  Originally, Citizens Community Federal was a credit union. In December 2001, Citizens Community Federal converted to a federal mutual savings bank. In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization. In 2006, Citizens Community Bancorp completed its second-step mutual to stock conversion.

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

In preparing these financial statements, we evaluated the events and transactions that occurred through August 12, 2010, the date on which the financial statements were available to be issued.  As of August 12, 2010, there were no subsequent events which required recognition or disclosure.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Community Federal.  All significant inter-company accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of Citizens Community Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

NOTE 4 – ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of this guidance is for an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for doubtful accounts; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis shall be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance makes changes to existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. The guidance pertaining to disclosures as of the end of a reporting period are effective for the Company for interim and annual reporting periods beginning on or after December 15, 2010. The guidance pertaining to disclosures about activity that occurs during a reporting period are effective for the Company for interim and annual reporting periods beginning on or after December 15, 2010. The provisions of this guidance are not expected to have a significant impact on the Company’s consolidated financial condition, results of operations or liquidity.

In March, 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives.” The objective of this guidance is to clarify that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 are effective for the Company for interim and annual reporting periods beginning after June 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial condition, results of operations or liquidity.

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

NOTE 5 – FAIR VALUE ACCOUNTING

ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement describes three levels of inputs that may be used to measure fair value:

Level 1- Quoted prices (unadjusted) for identical assets or liabilities in active markets that we have the ability to access as of the measurement date.

Level 2- Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3- Significant unobservable inputs that reflect our own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input within the valuation hierarchy that is significant to the fair value measurement.

The fair value of securities available for sale is determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, we utilize independent third party valuation analyses to support our own estimates and judgments in determining fair value.

Assets Measured on a Recurring Basis

		June 30, 2010 Fair Value Measurements Using (In Thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Agency securities	$17,817	-	$17,817	-
Residential mortgage-backed securities	27,498	-	-	$27,498
Total securities	$45,315	-	$17,817	$27,498

		September 30, 2009 Fair Value Measurements Using (In Thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Agency securities	$19,698	-	$19,698	-
Residential mortgage-backed securities	36,517	-	-	$36,517
Total securities	$56,215	-	$19,698	$36,517

Fair value of foreclosed assets is determined, initially, by a third-party appraisal.  Subsequent to foreclosure, valuations are periodically performed by management to identify potential changes in fair value.

Assets Measured on a Nonrecurring Basis
		June 30, 2010 Fair Value Measurements Using (In Thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreclosed assets	$553	-	-	$553

		September 30, 2009 Fair Value Measurements Using (In Thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreclosed assets	$562	-	-	$562

Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable.  With respect to residential mortgage-backed securities held as investments by the Company, the credit markets continue to be disrupted resulting in a continued dislocation and lack of trading activity.  Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage-backed securities held by the Company, employing a methodology that considers future cash flows along with risk-adjusted returns.  The inputs in this methodology are as follows: ability and intent to hold to maturities, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. We had an independent valuation of all Level 3 securities in the current quarter.  Based on this valuation, we recorded pre-tax other than temporary impairment of $125 in the current quarter.

The fair value of foreclosed assets is determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, we utilize independent third party appraisals to support our own estimates and judgments in determining fair value.

The following table presents a reconciliation of residential mortgage-backed securities held by the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Beginning balance	$29,652	$56,131	$36,517	$61,233
Total gains or losses (realized/unrealized):
Included in earnings	(125)	(7,236)	(1,211)	(7,236)
Included in other comprehensive loss	891	(3,760)	40	(5,599)
Purchases, sales, issuances, and settlements, net	(2,920)	(4,098)	(7,848)	(7,361)
Ending Balance	$27,498	$41,037	$27,498	$41,037

Fair Values of Financial Instruments

ASC 825-10 and ASC 270-10, Interim Disclosures about Fair Value Financial Instruments, require disclosures about fair value financial instruments and significant assumptions used to estimate fair value. The estimated fair values of financial instruments not previously disclosed are as follows:

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

Federal Home Loan Bank (FHLB) Stock
Federal Home Loan Bank Stock is carried at cost, which is its redeemable fair value since the market for the stock is restricted (see Note 8 below).

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

The carrying amount and estimated fair value of financial instruments were as follows (000’s):

	June 30, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$40,212	$40,212	$43,191	$43,191
Interest-bearing deposits	-	-	2,458	2,458
Securities available for sale	45,315	45,315	56,215	56,215
FHLB Stock	6,040	6,040	6,040	6,040
Loans	455,142	475,683	440,545	449,666
Accrued interest receivable	$2,046	$2,046	$2,179	$2,179

Financial Liabilities:
Deposits	$441,016	$445,273	$409,311	$413,511
Borrowed funds	75,100	79,414	106,805	112,009
Accrued interest payable	$253	$253	$351	$351

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The Allowance for Loan Losses (“ALL”) represents management’s estimate of probable and inherent credit losses in the Company’s loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on our consolidated balance sheet.  Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses is charged to operations based on management’s periodic evaluation of the aforementioned specific factors as well as any other pertinent factors.

The ALL consists of a specific component on impaired loans and a general component for non-impaired loans. The components of the ALL represent estimations pursuant to either ASC 450-10, Accounting for contingencies, or ASC 310-10, Accounting by Creditors for Impairment of a Loan. The specific component of the ALL reflects estimated losses from analyses developed through review of individual loans deemed impaired. These analyses involve a high degree of judgment in estimating the amount of potential loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general component of ALL is based on the Company’s historical loss experience which is updated quarterly. The general component of ALL also includes consideration for concentrations, changes in portfolio mix and volume and other qualitative factors.

There are many factors affecting the ALL; some are quantitative, while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses), includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

Changes in the ALL for the periods presented below were as follows (dollar amounts in thousands):

ALLOWANCE FOR LOAN LOSSES

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$2,885	$1,544	$1,925	$1,192
Provision for loan losses	1,331	324	3,493	965
Charge-offs	(822)	(178)	(2,036)	(484)
Recoveries	47	13	59	30
Balance at end of period	$3,441	$1,703	$3,441	$1,703

Net charge-offs ("NCOs")	$(775)	$(165)	$(1,977)	$(454)

As an integral part of their examination process, various regulatory agencies review the ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

Non-performing loans as of the end of the periods shown below are as follows (dollar amounts in thousands):

NON PERFORMING LOANS (1)

	Quarters Ended
	6/30/10	3/31/10	12/31/09	9/30/09	6/30/09

Nonaccrual Loans (2)	$6,600	$6,884	$7,819	$5,789	$5,019
Loans restructured in a troubled debt restructuriing	2,596	1,495	1,020	1,020	1,020
Total Nonperforming Loans ("NPLs")	$9,196	$8,379	$8,839	$6,809	$6,039

(1)	Non performing loans are defined as non-accrual loans plus restructured loans in a troubled debt restructing.

(2)	Included in total nonaccrual loans as of June 30, 2010 are $0 of troubled debt restructurings that are currently in a nonaccrual status.

Impaired loans with a valuation allowance based upon the fair value of the underlying collateral had a carrying amount of $2,596 at June 30, 2010 compared to $0 at September 30, 2009. The valuation allowance on impaired loans was $300 at June 30, 2010, compared to $0 at September 30, 2009.

NOTE 7 – STOCK-BASED COMPENSATION

In February 2005, our stockholders approved the Company's Recognition and Retention Plan.  This plan provides for the grant of up to 113,910 shares of the Company's common stock to eligible participants under this plan.  As of June 30, 2010, 70,615 restricted shares were issued and outstanding under this plan. During the quarter ended June 30, 2010 no shares were granted to eligible participants under this plan; and 9,338 of previously awarded shares were forfeited.  Restricted shares are awarded at no cost to the employee and have a five-year vesting period.  The fair value of the restricted shares on the date of award was $7.04 per share for 63,783 shares and $6.18 for 6,832 shares.  Compensation expense related to these awards was $2 and $20 for the three and nine months ended June 30, 2010, respectively.

In February 2005, our stockholders also approved the Company's 2004 Stock Option and Incentive Plan.  This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under this plan.  The plan provides for the grant of awards for up to 284,778 shares of the Company's common stock.  At June 30, 2010, 202,197 options had been granted under this plan to eligible participants at a weighted-average exercise price of $7.04 per share.  Options granted vest over a five-year period.  Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.  Through June 30, 2010, since the plan’s inception, options for 113,915 shares of the Company's common stock were vested, options for 83,724 shares were forfeited and options for 4,558 shares were exercised.  Of the 202,197 options granted, 113,915 remained outstanding as of June 30, 2010.

We account for stock-based employee compensation related to our 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, we record compensation expense based on the value of the award as measured on the grant date and recognize that cost over the vesting period for the award.  The compensation cost recognized for stock-based employee compensation for the three month and nine month periods ended June 30, 2010 were $0 and $12, respectively.

In February 2008, our stockholders approved the Company's 2008 Equity Incentive Plan.  The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares.  Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company's common stock.  The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan.  In October 2008, the Compensation Committee suspended consideration of distributions or awards under this plan, and as of June 30, 2010, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

NOTE 8 – FEDERAL HOME LOAN BANK STOCK

The Company is required to be a member of and maintain a certain amount of capital stock of the FHLB of Chicago ("FHLB") to obtain an advance from the FHLB.  As of June 30, 2010, the carrying amount of the Company’s investment in FHLB stock was $6.0 million.  There is no ready market for the FHLB stock nor are there any quoted market values for the FHLB stock because shares can only be purchased or sold between members of the FHLB at the stock's $100 par value.  As a result, we account for this investment as a long-term asset and carry it at cost. Whenever an event or change in circumstances has occurred that may have significant adverse effect on the fair value of the FHLB stock the Company reviews this investment for impairment.

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

After considering these factors and our intention and ability to hold the FHLB stock for the time necessary to recover the initial investment, we determined that the FHLB stock was not impaired as of June 30, 2010.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would.”   Such forward-looking statements in this report are inherently subject to many uncertainties in the Company’s operations and business environment.  These uncertainties include general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; further write-downs in the Bank’s mortgage-backed securities portfolio; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank; fluctuation of the Company’s stock price; ability to attract and retain key personnel; ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.  Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended September 30, 2009 filed with the Securities and Exchange Commission on December 29, 2009. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

GENERAL

The following discussion focuses on the consolidated financial condition of the Company and the Bank as of June 30, 2010, and the consolidated results of operations for the three and nine months ended June 30, 2010, compared to the same period in the fiscal year ended September 30, 2009.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2009.

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

Citizens Community Bancorp, Inc. is incorporated under the laws of the State of Maryland to hold all of the stock of Citizens Community Federal.  Citizens Community Bancorp, Inc. is a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (OTS).  Citizens Community Bancorp, Inc. has no significant assets other than all of the outstanding shares of common stock of Citizens Community Federal and the net proceeds of the reorganization described in Note 1 to our consolidated financial statements included herein that it retained.

At June 30, 2010, the Company had total assets of $576.4 million, total deposits of $441.0 million and stockholders' equity of $56.4 million. The Company and the Bank are examined and regulated by the OTS, their primary federal regulator.  The Bank is also regulated by the FDIC.  The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System.

CRITICAL ACCOUNTING POLICIES

We have established certain accounting policies, which require use of estimates and judgment.  In addition to the policies included in Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included as an exhibit to our Form 10-K annual report for the fiscal year ending September 30, 2009, our critical accounting policies are as follows:

Allowance for Loan Losses.

We maintain an allowance for loan losses to absorb probable incurred loss in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). The Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory expectations. However, based on periodic examinations by regulators, the amount of allowance for loan losses recorded during a particular period may be adjusted.

Our determination of the allowance for loan losses is based on (1) specific allowances for specifically identified and evaluated impaired loans and their corresponding estimated loss based on likelihood of default, payment history, and net realizable value of underlying collateral; and (2) a general allowance on loans not specifically identified in (1) above, based on historical loss ratios which are adjusted for qualitative and general economic factors. We continue to refine our allowance for loan losses methodology, with an increased emphasis on historical performance adjusted for applicable economic and qualitative factors.

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

Income Taxes.

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. As of June 30, 2010, management does not believe a valuation allowance is necessary.

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

RESULTS OF OPERATIONS

Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share and per share amounts, are stated in thousands.

The following table sets forth our results of operations and related summary information for the three and nine month periods ended June 30, 2010 and 2009:

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss), as reported	$162	$(4,132)	$258	$(3,673)
EPS - basic, as reported	$0.03	$(0.80)	$0.05	$(0.68)
EPS - diluted, as reported	$0.03	$(0.80)	$0.05	$(0.68)
Cash dividends paid	$-	$0.05	$-	$0.15

Return on average assets (annualized)	0.11%	(3.14%)	0.06%	(0.93%)
Reteurn on average equity (annualized)	0.29%	(7.00%)	0.46%	(5.93%)
Efficiency ratio, as reported (1)	71.10%	85.48%	70.35%	83.82%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income, excluding net investment securities gains/(losses) and excluding net gains on sale of fixed assets. A lower ratio indicates greater efficiency.

Overview. For the quarter ended June 30, 2010, our net income was $162, compared to a net loss of ($4,132) for the quarter ended June 30, 2009.  For the nine months ended June 30, 2010, our net income was $258, compared to a net loss of ($3,673) for the nine months ended June 30, 2009.

Net income for the quarter and for the nine month period ended June 30, 2010 were impacted by the following:

●	$5,513 of net interest income during the current year quarter, compared to $4,279 for the quarter ended June 30, 2009, an increase of $1,234 primarily due to growth in our core operations. Increases in real estate loans and deposits, along with increased interest spreads due to currently lower cost of funds, led to the increases in net interest income. Similarly, loan and deposit growth and the previously described interest rate environment also led to similar increases from current year to date results compared to the nine month period ended June 30, 2009.

●	$1,331 of provision for loan losses incurred during the current year quarter, compared to $324 for the quarter ended June 30, 2009. This increase and a similar increase for the nine month period ended June 30, 2010 were primarily due to continued higher charge-off levels than previous experience, increases in nonperforming loans and continued general uncertainty regarding economic and other qualitative factors.

●	$125 of non-cash, other-than-temporary-impairment (OTTI) incurred during the current quarter on one of the private label mortgage-backed securities deemed to have credit related impairment. For the quarter ended June 30, 2009, we incurred $7,236 of OTTI on nine private label mortgage-backed securities, marking the beginning of the negative performance trends in our non agency mortgage-backed securities. Although the underlying markets affecting the performance of these securities remain unstable, current performance indicates a measurable reduction in losses and the resulting credit related impairment of these securities.

We continue to see income from our core operations increase as our core business model continues to generate increased loans and deposits, and as we continue to identify cost-cutting and operating efficiency opportunities.  However, continuing to provide for loan losses at higher levels has offset some of the income growth from core operations.  Also offsetting this growth, were additional other-than-temporary impairment (OTTI) charges incurred during the quarter and nine month period on our remaining non-agency mortgage-backed securities portfolio. In addition, the Bank had significant improvement in net interest margin and interest spread during both the quarter and nine months ended June 30, 2010 as compared to the same periods in the prior fiscal year.

Net interest margin increased from 3.43 percent during the three-month period ended June 30, 2009 to 4.01 percent during the three-month period ended June 30, 2010.  Net interest margin increased from 3.22 percent to 3.88 percent for the nine month period ended June 30, 2010, compared to the prior year nine month period. Interest spread increased to 3.74 percent at June 30, 2010, compared to 2.89 percent at June 30, 2009.  The increases in net interest margin and interest spread during the current year resulted from costs of interest-bearing liabilities decreasing at a faster rate than the corresponding yields on interest-earning assets.

Efficiency levels continued to improve as indicated by the Bank efficiency measurement improving to 70.4 percent net of OTTI for the nine months ended June 30, 2010 compared to 83.3 percent for the nine months ended June 30, 2009 and 81.3 percent for the year ended September 30, 2009.  Efficiency is calculated net of OTTI, by dividing the Bank’s non-interest expense for the period by non-interest income plus net interest margin for the period.  Additionally, as of June 30, 2010 all of the Bank’s regulatory capital levels were in the well-capitalized category by all regulatory measurements (see the discussion below under the heading “Capital Ratios”). We believe our cost cutting initiatives have not inhibited our ability to maintain sound business practices and responsive internal controls.

We continue to evaluate our branch locations for opportunities to increase their profitability. We are evaluating opportunities to improve accessibility and increase customer traffic to our branch locations. We are looking for ways to expand our in-store branch model. We continue to seek deposit and loan cross-selling opportunities to our indirect paper lending customers.  All of these initiatives are intended to strengthen our customer base and improve branch and overall Bank profitability.

We are cautiously optimistic about our ability to continue growing our core operations as we strive to continue their solid performance. However, we share similar concerns with others in our industry with respect to (a) general economic factors and their impact on credit risk and (b) the expanding and changing legislative and regulatory environment in which we operate.

Total Interest and Dividend Income. Total interest and dividend income increased by $400 to $8,300 for the three-month period ended June 30, 2010, from $7,900 for the three-month period ended June 30, 2009. Total interest and dividend income increased by $1,800 to $24,500 for the nine month period ended June 30, 2010, from $22,700 for the same period in fiscal 2009.  The increases in the current periods were largely a result of increases in the average balances of loans receivable principally arising from loans obtained through marketing efforts at the new branch locations, partially offset by declines in earning asset yields as a result of declining market rates and declines in investment income.  The yield on average loans receivable decreased from 6.68 percent during the nine month period ended June 30, 2009 to 6.56 percent for the nine month period ended June 30, 2010.  Interest income from loans receivable increased to $22,100 for the nine month period ending June 30, 2010, compared to $19,700 for the comparable prior year period.  The average balance of securities available for sale decreased from $58,000 for the nine months ending June 30, 2009 to $50,100 for nine months ending June 30, 2010, resulting in a reduction in investment income of $500 year-over-year.

Total Interest Expense.   Total interest expense decreased to $2,800 for the three-month period ended June 30, 2010, compared to $3,600 for the three-month period ended June 30, 2009. Total interest expense decreased to $8,700 for the nine months ended June 30, 2010, compared to $11,100 for the prior year period.  The decreases during the current year three and nine month periods were the result of decreasing interest rates paid as a result of a general decline in market interest rates, offset slightly by relatively minor increases in the average balances of interest-bearing liabilities.  The average balance of interest-bearing liabilities increased from $434,700 during the nine months ended June 30, 2009 to $513,500 during the nine months ended June 30, 2010.

The average cost of interest-bearing liabilities decreased from 3.41 percent for the prior year’s nine month period ended June 30, 2009, to 2.26 percent for the current year’s nine month period.  The decrease was primarily a result of lower deposit costs due to declining CD yields, the growth of lower costing core deposits via our new branches and the decline in the cost of FHLB advances.

Net Interest Income. Net interest income before provision for loan losses increased by $1,200, to $5,500 for the three-month period ended June 30, 2010, compared to $4,300 for the three-month period ended June 30, 2009. Net interest income before provision for loan losses increased by $4,200, to $15,800 for the nine month period ended June 30, 2010, compared to $11,600 for the prior year nine month period.  Largely responsible for the increases were increases in average balances of interest-earning assets, partially offset by increases in average balances of interest-bearing liabilities. We also experienced an increase in net interest spreads as a result of the cost of interest-bearing liabilities declining at a faster rate than the earnings yield of interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at June 30 for each of the fiscal years shown below. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST INCOME ANALYSIS
(Dollar amounts in thousands)

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three months ended June 30, 2010			Three months ended June 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average interest-earning assets:
Cash and cash equivalents	$40,795	$2	0.02%	$19,483	$1	0.02%
Loans	457,685	7,482	6.56%	413,274	6,883	6.68%
Interest-bearing deposits	-	-	0.00%	4,927	34	2.77%
Securities available for sale	46,577	779	6.71%	56,363	939	6.68%
FHLB stock	6,040	-	0.00%	5,850	-	0.00%
Total interest earning assets	$551,097	$8,263	6.01%	$499,897	$7,857	6.30%

Average interest-bearing liabilities:
Savings accounts	$26,415	$44	0.67%	$24,468	$51	0.84%
Demand deposits	22,763	8	0.14%	19,830	7	0.14%
Money market	153,323	615	1.61%	85,146	495	2.33%
CD's	205,874	1,193	2.32%	207,366	1,805	3.49%
IRA's	18,909	119	2.52%	16,018	137	3.43%
Total deposits	427,284	1,979	1.86%	352,828	2,495	2.83%

FHLB advances	91,013	771	3.40%	104,433	1,084	4.16%
Total interest bearing deposits	$518,296	$2,750	2.13%	$457,261	$3,579	3.14%

Net interest income		$5,513			$4,278

Interest rate spread			3.89%			3.16%

Net interest margin			4.01%			3.43%
Average interest-earning assets to average interest-bearing liabilities			1.06			1.09

NET INTEREST INCOME ANALYSIS
(Dollar amounts in thousands)

Nine months ended June 30, 2010 compared to the nine months ended June 30, 2009

	Nine months ended June 30, 2010			Nine months ended June 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average interest-earning assets:
Cash and cash equivalents	$38,539	$4	0.01%	$19,914	$25	0.17%
Loans	450,971	22,114	6.56%	394,186	19,697	6.68%
Interest-bearing deposits	865	12	1.85%	4,164	98	3.15%
Securities available for sale	50,095	2,400	6.41%	58,015	2,886	6.65%
FHLB stock	6,040	-	0.00%	5,812	-	0.00%
Total interest earning assets	$546,510	$24,530	6.00%	$482,091	$22,706	6.30%

Average interest-bearing liabilities:
Savings accounts	$25,575	$131	0.68%	$22,732	$139	0.82%
Demand deposits	21,975	22	0.13%	19,649	21	0.14%
Money market	152,992	1,877	1.64%	66,331	1,217	2.45%
CD's	199,526	3,813	2.56%	205,894	5,859	3.80%
IRA's	18,301	365	2.67%	14,972	413	3.69%
Total deposits	418,368	6,208	1.48%	329,578	7,649	3.10%

FHLB advances	95,136	2,480	3.49%	105,149	3,442	4.38%
Total interest bearing deposits	$513,504	$8,688	2.26%	$434,727	$11,091	3.41%

Net interest income		$15,842			$11,615

Interest rate spread			3.74%			2.89%

Net interest margin			3.88%			3.22%

Average interest-earning assets to average interest-bearing liabilities			1.06			1.11

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for each of the three and nine month periods ended June 30, 2010 and 2009, respectively. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in volume multiplied by the prior period rate; and (2) changes in rate, which are changes in rate multiplied by the prior period volume. Changes due to both rate and volume which cannot be segregated have been allocated in proportion to the relationship of the dollar amounts of the change in each.

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$1	$-	$1
Loans	728	(129)	599
Interest-bearing deposits	(34)	-	(34)
Securities available for sale	(164)	4	(160)
FHLB stock	-	-	-
Non-interest earning assets	531	(125)	406

Interest expense:
Savings accounts	4	(11)	(7)
Demand deposits	1	-	1
Money market	324	(204)	120
CD's	(13)	(599)	(612)
IRA's	22	(40)	(18)
Total deposits	338	(854)	(516)

FHLB advances	(128)	(185)	(313)
Total interest bearing deposits	210	(1,039)	(829)

Net interest income	$321	$914	$1,235

Nine months ended June 30, 2010 compared to the nine months ended June 30, 2009

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$16	$(37)	$(21)
Loans	2,791	(374)	2,417
Interest-bearing deposits	(49)	(37)	(86)
Securities available for sale	(382)	(104)	(486)
FHLB stock	-	-	-
Non-interest earning assets	2,376	(552)	1,824

Interest expense:
Savings accounts	16	(24)	(8)
Demand deposits	2	(1)	1
Money market	1,258	(598)	660
CD's	(176)	(1,870)	(2,046)
IRA's	82	(130)	(48)
Total deposits	1,182	(2,623)	(1,441)

FHLB advances	(305)	(657)	(962)
Total interest bearing deposits	877	(3,280)	(2,403)

Net interest income	$1,499	$2,728	$4,227

(1) the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Provision for Loan Losses. We determine our provision for loan losses, based on our desire to provide an adequate allowance for loan losses to reflect probable incurred credit losses in our loan portfolio. Based on increased historical charge off ratios and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Policies - Allowance for Loan Losses”, the provision for loan losses necessary to ensure an adequate allowance for loan losses continues to remain at elevated levels. We recorded provisions for loan losses of $1,300 and $300 for the three-month periods ended June 30, 2010 and 2009, respectively. Provision for loan losses was $3,500 and $1,000 for the nine month periods ended June 30, 2010 and 2009, respectively. We expect to continue recording a provision for loan losses at levels higher in future preiods than for comparable periods of previous years until our loan charge offs decline and general qualitative and economic factors provide a basis for sustained improved performance in our loan portfolio.

Non-Interest Income. The following table reflects the various components of non-interest income for the three and nine month periods ended June 30, 2010 and 2009, respectively.

NON-INTEREST INCOME
(Dollar amounts in thousands)

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Noninterest Income:
Service charges on deposit accounts	$395	$336	17.6%	$1,123	$968	16.0%
Insurance commissions	39	84	(53.6%)	159	265	(40.0%)
Loan fees and service charges	60	71	(15.5%)	288	206	39.8%
Other	4	3	33.3%	9	8	12.5%
Total noninterest income	$498	$494	0.8%	$1,579	$1,447	9.1%

Non-interest income increased $132 (9.12%) for the nine months ended June 30, 2010 versus the comparable 2009 period, due primarily to modest increases in service charge income on deposit accounts.

Non-Interest Expense. The following table reflects the various components of non-interest expense for the three and nine month periods ended June 30, 2010 and 2009, respectively.

NON-INTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Noninterest expense:
Salaries and related benefits	$1,984	$1,982	0.1%	$5,811	$5,533	5.0%
Occupancy - net	638	562	13.5%	1,896	1,582	19.8%
Office	363	372	(2.4%)	1,057	1,128	(6.3%)
Data processing	59	96	(38.5%)	244	299	(18.4%)
Amortization of core deposit ingangible	84	84	0.0%	250	250	0.0%
Advertising, marketing and public relations	53	52	1.9%	124	173	(28.3%)
FDIC premium assessment	225	379	(40.6%)	689	494	39.5%
Professional services	329	201	63.7%	899	535	68.0%
Other	539	352	53.1%	1,286	955	34.7%
Total noninterest expense	$4,274	$4,080	4.8%	$12,256	$10,949	11.9%

Noninterest expense / Average assets (annualized)	3.03%	3.10%		2.90%	2.84%

Net overhead expense (annualized) /Average assets	2.67%	2.72%		2.52%	2.47%

Non-interest expense increased $1,300 (11.9%) to $12,200 for the nine months ended June 30, 2010 compared to $10,900 for the same period in 2009. The non-interest expense (annualized) to average assets ratio was 2.90% for the nine months ended June 30, 2010 compared to 2.84% for the same period in 2009. The increases in professional services expense were primarily due to (a) increased legal fees in defending litigation by the Company’s former CEO; $84 for the three month period ended June 30, 2010 compared to $0 for the three month period ended June 30, 2009 and $206 for the nine month period ended June 30, 2010 compared to $0 for the nine month period ended June 30, 2009, (b) increased charges from the OTS; $62 for the three month period ended June 30, 2010 compared to $32 for the three month period ended June 30, 2009 and $157 for the nine month period ended June 30, 2010 compared to $94 for the nine month period ended June 30, 2009, and (c) quarterly valuation services associated with our non-agency mortgage-backed securities portfolio of $10 per quarter starting in the fourth quarter of 2009; $12 for the three month period ended June 30, 2010 compared to $0 for the three month period ended June 30, 2009 and $46 for the nine month period ended June 30, 2010 compared to $0 for the nine month period ended June 30, 2009. The increase in other expense is due primarily to increases in Loss on Sale of Collateral, which were $209 for the three month period ended June 30, 2010 compared to $0 for the three month period ended June 30, 2009 and $296 for the nine month period ended June 30, 2010 compared to $0 for the nine month period ended June 30, 2009

We have implemented numerous cost-cutting initiatives commencing during our third fiscal quarter of 2009, and continue to look for ways to reduce existing personnel, vendor, professional services, and other discretionary expenditures. We expect annual savings in excess of $250 from renegotiation of vendor relationships alone. We estimate that all of these initiatives have generated over $100 and $450 in cost savings for the quarter and nine months ended June 30, 2010, respectively.

Income Tax Expense.  Income tax expense of $119 for the quarter ended June 30, 2010, compared to income tax benefit of $2,735 for the quarter ended June 30, 2009 resulted from the increase in pre-tax income discussed above. Income tax expense increased to $203 for the nine month period ended June 30, 2010, compared to income tax benefit of $2,414 for the same nine month period a year ago. The change came as a result of pretax earnings reflected in the current period compared to the pretax losses recorded in the prior year as a result of the factors described above.

FINANCIAL CONDITION

Loans.  Loans increased by $16,100, or 3.6 percent, to $458,600 as of June 30, 2010 from the balance at September 30, 2009..  At June 30, 2010, the loan portfolio was comprised of $256,900 of loans secured by real estate, or 56.0 percent of total loans, and $201,700 of consumer loans, or 44.0 percent of total loans.  The Company’s in-store branch operations increased loans receivable by $14,900 as of June 30, 2010, compared to September 30, 2009.

At September 30, 2009, the loan portfolio mix included real estate loans of $238,800, or 54.0 percent of total loans, and consumer loans of $203,700, or 46.0 percent of total loans.

Allowance for Loan Losses. The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we maintain an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated statements of operations as Provision for Loan Losses (“PFLL”). See “Provision for Loan Losses” earlier in this Report. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner, as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and that are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.

At least quarterly, we review the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of ASC 450-10, Accounting for Contingencies and ASC 310-10, Accounting by Creditors for Impairment of a Loan, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other factors specific to the markets in which we operate. In addition, management evaluates ALL methodology form time to time to assess whether modifications are appropriate in light of market conditions, identifiable trends, regulatory pronouncements or other factors. Management is currently reviewing its ALL methodology and may make modifications to it as necessary. We believe that any modifications or changes to the ALL methodology would be to enhance the ALL. However, any such modifications could result in materially different allowance levels in future periods.

The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered troubled debt restructurings. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. We currently have 47 such loans, all secured by real estate or personal property.  Their aggregate book value is $2,596 as of June 30, 2010. The total of the difference between book value and fair value on individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $300 as of June 30, 2010..

At June 30, 2010, the allowance for loan losses was $3,400, or 0.75 percent of the total loan portfolio, compared to allowance for loan losses of $1,900, or 0.44 percent of the total loan portfolio at September 30, 2009. This level was based on our analysis of the loan portfolio risk at June 30, 2010, as discussed above.

All of the factors we take into account in determining ALL in general categories are subject to change; thus the allocations are our best estimate of the loan loss categories in which the probable loss has occurred. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available.  These refinements could also cause increases or decreases in ALL. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans. The accrual of interest income is discontinued when a loan becomes more than 91 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than become recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

The following table identifies the various components of non-performing assets as of the dates indicated below:

NON-PERFORMING ASSETS
(Dollar amounts in thousands)

	June 30,	September 30,	June 30,
	2010	2009	2009

Nonperforming Assets:
Nonaccrual loans	$6,600	$5,789	$5,019
Loans restructured in a troubled debt restructuring	2,596	1,020	1,020
Accruing loans past due 90 days or more	-	-	-

Total nonperforming loans ("NPLs")	9,196	6,809	6,039
Other real estate owned	553	562	-
Other collateral owned	573	74	-

Total nonperforming assets ("NPAs")	$10,322	$7,445	$6,039

Allowance for Loan Losses and Net Charge-offs:
Allowance for Loan Losses	3,441	1,925	1,703
Net charge-offs (annualized)	2,638	635	604

Ratios:
ALL to Net Charge-offs ("NCOs") (annualized)	1.30	3.03	2.82
NCOs to average loans (annualized)	0.59%	0.16%	0.15%
ALL to total loans	0.75%	0.44%	0.40%
NPLs to total loans	2.01%	1.54%	1.42%
NPAs to total assets	1.79%	1.29%	1.10%

(1)   Included in the nonaccrual loan total for all periods presented were $0 of troubled debt loan restructurings.

Non-performing loans increased $3,407 (58.9%) during the nine months ended June 30, 2010, and increased $4,177 (83.2%). The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.

Our non-performing assets were $10,322 at June 30, 2010, or 1.79 percent of total assets. This was up from $6,425, or 1.12 percent of total assets, at September 30, 2009. The increase since September 30, 2009 was primarily due to increases in non-performing one-to-four family residential loans, as well as new non-real estate consumer loans moving into the non-performing category, as our customers and we continue to be impacted by higher unemployment rates and decreasing property values.

Other real estate owned decreased by $9 (1.6%) and other collateral owned increased $499 (674%) during the nine months ended June 30, 2010 from their balances as of September 30, 2009. The sharp increase in other collateral owned is due to more aggressive credit monitoring and collection practices along with general economic deterioration in the communities we serve.

Despite our increases in charge offs and non-performing assets, we anticipate that we will continue to perform favorably compared to our peers due to the following three key factors:  (1) our average loan-to-value ratio on consumer lending historically has been 70 to 80 percent, which allows us to minimize risk of loss; (2)  the average balance of our individual consumer loans is $10,299 (not in thousands), and the average balance of our individual real estate loans is $101,679 (not in thousands), limiting our loss exposure on any one loan; and (3) as of June 30, 2010 our unsecured loan exposure was limited to $5,822, or approximately one percent of assets.  We believe our current allowance for loan loss is adequate to cover these anticipated losses on our loan portfolio.

Net charge offs for the quarter ended June 30, 2010 were $775 compared to $165 for the quarter ended June 30, 2009. Net charge-offs for the nine months ended June 30, 2010 were $1,977, versus $454 during the nine month period ended June 30, 2009.  The annualized net charge-offs to average loans receivable was 0.59 percent for the nine months ended June 30, 2010, compared to 0.15 percent for the nine month period ended June 30, 2009, and 0.15 percent for the three-month period ended June 30, 2009. Approximately $800 of charge-offs in fiscal 2010 are attributed to the ineffective collection practices and the untimely communication of collection activities within the Bank’s collections group during the two prior fiscal years. We believe that recent changes in personnel, policies and procedures have effectively resolved these deficiencies. However, based on current economic conditions, we anticipate continued elevated levels of loan charge-offs and we will monitor and maintain an adequate allowance for loan loss levels, accordingly.

Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test.

Our total investment portfolio was $45,300 at June 30, 2010 compared with $56,200 at September 30, 2009. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans.  These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase.  Since the time of purchase, $20,121 of the June 30, 2010 book value of the non-agency residential MBS portfolio was downgraded from investment grade to below investment grade.  The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions.   Taking into consideration these developments, we have determined that it is likely the Company will not collect all amounts due according to the contractual terms of these securities.

During the quarter ended June 30, 2010, the results of our analysis indicated one non-agency residential MBS with a book value of $1,800 had additional other-than-temporary impairment (OTTI).  The before-tax impaired loss, related to the credit portion recorded in earnings, was $125 and the other comprehensive loss, related to market illiquidity, was $722.

We believe that the remaining fair value of our non-agency MBS portfolio, totaling $27,500, is still subject to numerous factors outside of our control and future evaluations of fair value could result in additional OTTI losses.

On June 30, 2010, 17 securities included in our non-agency residential MBS have unrealized losses currently included in accumulated other comprehensive income.  These losses represent a 27.1 percent decline in value in comparison to our amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

The amortized cost and market values of our available-for-sale securities as of the periods indicated below were as follows:

June 30, 2010	Amortized Cost	Fair Value

Residential Agency MBS	$17,335	$17,817
Residential Non-agency MBS	37,718	27,498
	$55,053	$45,315

September 30, 2009	Amortized Cost	Fair Value

Residential Agency MBS	$19,535	$19,698
Residential Non-agency MBS	46,777	36,517
	$66,312	$56,215

The following tables show the fair value and gross unrealized losses of securities with unrealized losses at June 30, 2010 and 2009, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Description	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
of Securities	Value	Losses	Value	Losses	Value	Losses

2010
U.S. agency securities	$0	$0	$0	$0	$0	$0
Residential mortgage-backed securities	0	0	27,498	10,220	27,498	10,220
Total securities	$0	$0	$27,498	$10,220	$27,498	$10,220

2009
U.S. agency securities	$4,927	$1	$0	$0	$4,927	$1
Residential mortgage-backed securities	9,552	1,542	31,485	8,066	41,037	9,608
Total securities	$14,479	$1,543	$31,485	$8,066	$45,964	$9,609

As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of June 30, 2010, we held $20,121 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.

The composition of our available-for-sale portfolios by credit rating as of the periods indicated was as follows:

June 30, 2010	Amortized Cost	Fair Value

Agency	$17,335	$17,817
AAA	11,706	10,919
BB	1,634	1,290
B	4,257	2,404
Below investment grade	20,121	12,885
	$55,053	$45,315

September 30, 2009	Amortized Cost	Fair Value

Agency	$19,535	$19,698
AAA	10,382	9,436
AA	4,647	4,013
A	4,781	3,538
Below Investment Grade	26,967	19,530
	$66,312	$56,215

Based on management’s impairment testing, during the quarter ended June 30, 2010 we recognized an additional $847 other-than-temporary impairment loss on one security in our MBS portfolio.  The impairment loss before tax that was recorded in earnings was $125 and the portion of the impairment recorded as other comprehensive loss was $722.  At June 30, 2010, the approximate aggregate fair value of that security was $1,000. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2009, Balance of OTTI related to credit losses	$7,236
Credit portion of OTTI recognized for nine months ended June 30, 2010	1,211
June 30, 2010, Balance of OTTI related to credit losses	$8,447

There were no sales of available-for-sale securities during the nine-month period ended June 30, 2010.  No securities were pledged as of June 30, 2010.  Utilizing a third party firm, we will continue to obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis.  Our management and Board of Directors will review and consider additional testing to determine if additional write-downs of the MBS portfolio are warranted.

Deposits. Deposits increased to $441,000 at June 30, 2010, from $409,300 at September 30, 2009. Core deposits continued to show growth for the quarter, as non-CD deposits increased.  Non-CD deposits increased $12,300, of which $2,100 came from the 17 in-store branches opened in 2008 and 2009.  The CD portfolio increased $19,400 primarily as a result of the Bank’s decision to attract new deposit customers within our markets. We continue to grow core deposits through effective execution of our in-store branch growth strategy, and by expanding our deposit product offerings.

The Bank has made a deliberate effort to reduce its reliance on brokered deposits as a source of funding.  Brokered deposits decreased from $9,845 at September 30, 2009 to $693 at June 30, 2010.  These deposits have been replaced by core deposits.

Borrowed Funds.  FHLB advances decreased from $106,800 as of September 30, 2009, to $75,100 as of June 30, 2010, as a result of pay downs of our MBS portfolio, which in turn reduced necessary FHLB funding advances.

Stockholders’ Equity. Total stockholders’ equity was $56,400 at June 30, 2010, versus $55,400 at September 30, 2009.  Total stockholders’ equity remained virtually unchanged as a result of minimal year to date net income. Additional paid-in capital decreased and unearned ESOP shares increased by approximately $3,000 from their September 30, 2009 balances as a result of the December 31, 2009 termination of our ESOP.

Liquidity and Asset / Liability Management.

Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year.  At June 30, 2010, our liquidity ratio was 10.94 percent, above our targeted liquidity ratio of 10 percent.

Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; and other short-term investments and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments.  While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $160,900 of our $235,100 (68.4 percent) CD portfolio will mature within the next 12 months, we have historically retained over 75 percent of our maturing CD’s. Through new deposit product offerings to our branch customers, we are currently attempting to lengthen deposit maturities.  In our present interest rate environment, and based on maturing yields this should also improve our cost of funds. We believe that the expansion of our in-store branch network in attracting core deposits will enhance long-term liquidity, and is a key component to our broader liquidity management strategy.

We maintain access to additional sources of funds including FHLB borrowings and lines of credit with both the Federal Reserve Bank and the United Bankers Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets.  Currently, we have approximately $178,000 available under this arrangement. We also maintain lines of credit of $13,000 with the Federal Reserve Bank, and $5,000 with United Bankers Bank as part of our contingency funding plan.

Off-Balance Sheet Liabilities.  Some of our financial instruments have off-balance sheet risk.  These instruments include unused commitments for credit cards, lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit.  As of June 30, 2010, the Company had $9,100 in unused commitments, compared to $10,700 in unused commitments as of September 30, 2009.

Capital Resources. As of June 30, 2010, we were “well capitalized” under applicable regulatory standards in all regulatory measured categories. Current OTS guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

Capital Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2010 (Unaudited)
Total capital (to risk weighted assets)	$56,775,000	10.6%	$42,994,000	>=	8.0%	$53,742,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$55,069,000	10.3%	$21,497,000	>=	4.0%	$32,245,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$55,069,000	9.6%	$23,029,000	>=	4.0%	$28,786,000	>=	5.0%

Tangible capital (to tangible assets)	$55,069,000	9.6%	$8,636,000	>=	1.5%	NA		NA

As of September 30, 2009 (Audited)
Total capital (to risk weighted assets)	$52,081,000	9.6%	$43,630,000	>=	8.0%	$54,537,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	$51,074,000	9.4%	$21,815,000	>=	4.0%	$32,722,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	$51,074,000	8.9%	$23,009,000	>=	4.0%	$28,762,000	>=	5.0%

Tangible capital (to tangible assets)	$51,074,000	8.9%	$8,628,000	>=	1.5%	NA		NA

The Bank and the Company each continue to operate under Memoranda of Understanding (the “MOU”), issued December 23, 2009, by the Office of Thrift Supervision (the “OTS”). The MOU resulted from issues noted during the examination of the Bank conducted by the OTS, the report on which was dated July 27, 2009. The MOU identified the need for improved management and monitoring of (a) business and capital planning, (b) asset quality, (c) liquidity, and (d) concentrations of credit.  The MOU also called for a formalized internal audit and compliance plan and prohibits the Bank from declaring dividends, and the Company from issuing debt without prior consent of the OTS .  We believe that both the Company and the Bank have adequate plans in place to satisfactorily address all of the issues raised by the MOU in appropriate timeframes agreed upon with the OTS.

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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by our Asset and Liability Management committee. The Asset and Liability Management committee is comprised of members of senior management.  The Asset and Liability Management committee establishes guidelines for and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs.  The committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk and profitability goals.  The Asset and Liability Management Committee meets on a weekly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis.  At each meeting, the committee recommends strategy changes, as appropriate, based on this review.  The committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a monthly basis.

In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

●	originating shorter-term secured consumer loans;
●	managing our funding needs by focusing on core deposits and reducing our reliance on brokered deposits and borrowings;
●	originating first mortgage loans, with a clause allowing for payment on demand after a stated period of time;
●	reducing non-interest expense and managing our efficiency ratio;
●	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure;
●	improved asset and collateral disposition practices; and
●	focusing on sound and consistent loan underwriting practices based primarily on borrowers’ debt ratios, credit score and collateral values.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.

As of June 30, 2010, $211,400 of loans in our portfolio included a payable-on-demand clause.  We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate.  Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases.  It is the Bank’s policy to write the majority of its real estate loans with a payable-on-demand clause.  The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity.

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

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)

+300 bp	$36,573	$ (13,281)	(27)%	6.61%	(206) bp
+200 bp	39,731	(10,123)	(20)	7.11	(157)
+100 bp	43,244	(6,610)	(13)	7.65	(103)
50 bp	46,723	(3,132)	(6)	8.19	(48)
0 bp	49,855	---	---	8.67	---
-50 bp	49,773	(81)	---	8.64	(3)
-100 bp	52,373	2,519	5	9.04	36
___________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.  We carried out an evaluation as of June 30, 2010, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Our assessment is based on a current evaluation and assessment of progress made in remediating the material weaknesses previously disclosed in prior filings with the Securities and Exchange Commission and discussed below. For the reasons stated below, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, at achieving a level of reasonable assurance.

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

We have designed and implemented and continue to evaluate controls and procedures to address the material weaknesses discussed above.  We have made the following changes to internal controls during the nine month period ended June 30, 2010 as noted below:

●	We continue to assess the need for additional ongoing employee training as it relates to the evolving financial reporting environment and new emerging accounting issues.
●	We have designed and implemented additional procedures within our financial close and reporting process to analyze, monitor and adjust all material accounts on a timely basis.
●	We have reorganized our financial organization to achieve the most appropriate and effective use of our current resources to support the financial reporting process.
●	We have engaged experienced consultants in the financial reporting, internal control and income tax areas to enhance our ability to effectively address the matters that contributed to the material weaknesses.

We believe that we have designed and implemented internal controls and procedures that address these material weaknesses.  Further, we have now evaluated their operating effectiveness over a sufficient period of time to conclude that they are operating effectively as intended.

We believe the aforementioned efforts result in management’s ability to conclude that our disclosure controls and procedures were effective in reaching a reasonable level of assurance. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of our system of internal controls. The remediation efforts noted above will be subject to our ongoing internal control assessment, testing and evaluation process.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b)   Not applicable.

(c)   Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    [REMOVED AND RESERVED]

Not applicable.

Item 5.    OTHER INFORMATION

Not applicable.

Item 6.    EXHIBITS

(a)   Exhibits

31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-15(e) Certification of the Company’s Principal Financial and Accounting Officer
32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
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

Date:   August 12, 2010
By: /s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date:   August 12, 2010
By:  /s/ Rebecca L. Johnson
Rebecca L. Johnson
Principal Financial and Accounting Officer