Form 10-K
period 2010-09-30
Citizens Community Bancorp Inc.
filed 2010-12-23
CIK 1367859

UNITED STATES
SECURIT1ES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒   ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year  ended    September 30, 2010

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

715-836-9994
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value per share	NASDAQ Global MarketSM

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]  No [X]

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
Yes [   ]   No [    ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer, ” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (Check one):

Large accelerated filer [  ]              Accelerated filer [  ]              Non-Accelerated filer[  ]          Smaller reporting company [X]
                (do not check if a smaller
                       reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]            No [X]

               The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter was $19,692,261.   Shares of the registrant's common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

At December 23, 2010 there were 5,113,258 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms “we,” “us,” “our,” “Citizens Community Bancorp” and the “Company” mean Citizens Community Bancorp, Inc. and its wholly owned subsidiary, Citizens Community Federal, unless the context indicates another meaning. As used in this report, the term “Bank” means our wholly owned subsidiary, Citizens Community Federal.

CITIZENS COMMUNITY BANCORP, INC.

FORM 10-K

SEPTEMBER 30, 2010

Forward Looking Statements

Certain matters discussed in this Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company intends that these forward-looking statements be covered by the save harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would.”  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are inherently subject to many uncertainties in the Company’s operations and business environment.

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following: general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions;  the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; further write-downs in the Bank’s mortgage-backed securities portfolio; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives;  legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank; fluctuation of the Bank’s stock price; ability to attract and retain key personnel; ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.  Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements made herein are only made as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances occurring after the date of this report.

PART I

ITEM 1.     BUSINESS

General

The Company is a Maryland corporation organized in 2004. The Company is a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (OTS). Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal, and providing consumer banking activities through the Bank. At September 30, 2010, we had approximately $594 million in total assets, $476 million in deposits, and $50 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share and per share amounts, are stated in thousands.

Citizens Community Federal

The Bank is a federally chartered stock savings institution with 26 full-service offices; eight stand-alone locations and 18 in-store branches, predominantly in Wal-Mart Supercenter branches. We grew from six legacy Wisconsin branches to twelve stand-alone branch offices from 2002 to 2005, through a combination of acquisitions and new branch openings in Wisconsin, Minnesota and Michigan. We added 17 in-store branches during 2008 and 2009 through a combination of acquisitions and new branch openings in Wisconsin and Minnesota. Through all of our branch locations, we provide a wide range of consumer banking products and services to customers primarily in Wisconsin, Minnesota and Michigan.

Internet Website

We maintain a website at www.ccf.us. We make available through that website, free of charge, copies of our Annual report on Forms 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

Selected Consolidated Financial Information

This information is included in Item 6; “Selected Financial Data”, herein.

Yields Earned and Rates Paid

This information is included in Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Statement of Operations Analysis” herein.

Rate/Volume Analysis

This information is included in Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Statement of Operations Analysis” herein.

Average Balance, Interest and Average Yields and Rates

This information is included in Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Statement of Operations Analysis” herein.

Lending

We offer a variety of loan products including residential mortgages, home equity lines-of-credit and consumer loans secured by personal property. We make real estate and consumer loans in accordance with the basic lending policies established by management and approved by the Board of Directors. A majority of the Bank's first mortgage loans also contain a payable-on-demand clause, which allows the Bank to call the loan due after a stated period, usually between two and five years from origination.  We focus our lending activities on individual consumers within our market areas. Our lending has been historically concentrated primarily within Wisconsin, Minnesota and Michigan.  Competitive and economic pressures exist in our lending markets, and recent and any future developments in (a) the general economy, (b) real estate lending markets, and (c) the banking regulatory environment could have a material adverse effect on our business and operations. These factors may impact the credit quality of our existing loan portfolio, or adversely impact our ability to originate sufficient high quality real estate and consumer loans in the future.

Our total outstanding loans as of September 30, 2010, were $457,004, consisting of $262,691 in real estate loans, $189,677 in secure consumer loans, and $4,636 in unsecured consumer loans.

Investments

We maintain a portfolio of investments, consisting primarily of U.S. Government sponsored agency securities and non-agency mortgage-backed securities. We attempt to balance our portfolio to manage interest rate risk, regulatory requirements, and liquidity needs while providing an appropriate rate of return commensurate with the risk of the investment.

Deposits

We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At September 30, 2010, our total deposits were $476,302, including interest-bearing deposits of $460,377 million and non-interest-bearing deposits of $15,925.

Competition

We compete with other financial institutions and businesses both in attracting and retaining deposits and making loans in all of our principal markets. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposit products comes primarily from other banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds, and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, and the quality and the range of lending services. Competition for loans comes primarily from other banks, mortgage banking firms, credit unions, finance companies, leasing companies and other financial intermediaries. Some of our competitors are not subject to the same degree of regulation as that imposed on savings and loan holding companies or federally insured institutions, and may be able to price loans and deposits more aggressively. We also face direct competition from other savings banks and their holding companies that have greater assets and resources than ours.

Regulation and Supervision

The Company and the Bank are examined and regulated by the OTS, its primary federal regulator.  The Company and the Bank are also regulated by the FDIC.  The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System. The Company and the Bank are each currently under separate Memoranda of Understanding, issued by the OTS on December 23, 2009.  See the discussion contained below regarding the OTS’ Memorandum of Understanding in Item 7; Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Capital Resources”.

Employees

At September 30, 2010, we had 193 full-time equivalent employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.

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

Our business may be adversely affected by conditions in the financial markets and economic conditions generally. The United States economy has experienced a downturn and stagnation since 2007, leading to a general reduction of business activity and growth across industries and regions. Consumer spending, liquidity and availability of credit have all been restricted, and unemployment has increased nationally as well as in the markets we serve.

The financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes. General declines in home prices and the resulting impact on sub-prime mortgages, and eventually, all mortgage and real estate classes as well as equity markets resulted in widespread shortages of liquidity across the financial services industry. Continuation of the economic downturn, high unemployment and liquidity shortages may negatively impact our operating results. Additionally, adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses and have an adverse impact on our earnings.

Weaknesses in the markets for residential real estate, including secondary residential mortgage loan markets, could reduce our net income and profitability. Since 2007, softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets have been negatively impacting the mortgage industry. Our financial results have been adversely affected by changes in real estate values, primarily in Wisconsin, Minnesota and Michigan. Decreases in real estate values have adversely affected the value of property used as collateral for loans and investments in our portfolios. The poor economic condition experienced since 2007 resulted in decreased demand for real estate loans and our net income has declined as a result.

We are subject to interest rate risk. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time.  Market interest rates change over time.  Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities.  The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk.

We are subject to lending risk. There are inherent risks associated with our lending activities. These risks include the impact of changes in interest rates and change in the economic conditions in the markets we serve, as well as those across the United States. An increase in interest rates and/or continuing weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans, or could substantially weaken the value of collateral securing those loans. Continued downward pressure on real estate values could increase the potential for problem loans and thus have a direct impact on our consolidated results of operations.

Our allowance for loan losses may be insufficient. To address risks inherent in our loan portfolio, we maintain an allowance for loan losses that represents management’s best estimate of probable losses that exist within our loan portfolio. The level of the allowance reflects management’s continuing evaluation of various factors, including specific credit risks, historical loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Determining the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make estimates of significant credit risks, which may undergo material changes. In evaluating our impaired loans, we assess repayment expectations and determine collateral values based on all information that is available to us. However, we must often make subjective decisions based on our assumption about the creditworthiness of the borrowers and the values of collateral.

Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in our allowance for loan losses. In addition, bank regulatory agencies periodically examine our allowance for loan losses and may require an increase in the allowance or the recognition of further loan charge-offs, based on judgments different from those of management.

If charge-offs in future periods exceed our allowance for loan losses, we will need to take additional loan loss provisions to increase our allowance for loan losses. Any additional loan loss provision will reduce our net income or increase our net loss, which could have a direct material adverse affect on our financial condition and results of operations.

Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At September 30, 2010, $41,708 of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on market conditions. Our securities portfolio is comprised primarily of fixed-rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as the book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.

We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary related to credit losses, the security is written down to a new cost basis and the resulting loss is charged to earnings in the period in which the decline in value occurs as a component of non-interest income.

We have, in the past, recorded other than temporary impairment (“OTTI”) charges, principally arising from investments in non-agency mortgage-backed securities. We continue to monitor our securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.

The capital that we are required to maintain for regulatory purposes is impacted by, among other factors, the securities ratings. Therefore, ratings downgrades on our securities may have a material adverse effect on our risk-based regulatory capital.

Competition may affect our results. We face strong competition in originating loans, in seeking deposits and in offering other banking services. We must compete with commercial banks, trust companies, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Our market area is also served by commercial banks and savings associations that are substantially larger than us in terms of deposits and loans and have greater human and financial resources. This competitive climate can make it more difficult to establish and maintain relationships with new and existing customers and can lower the rate we are able to charge on loans, increase the rates we must offer on deposits, and affect our charges for other services. Those factors can, in turn, adversely affect our results of operations and profitability.

Maintaining or increasing our market share may depend on lowering prices and market acceptance of new products and services. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards and customer demands. We face increasing pressure to provide products and services at lower prices, which can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet banking services, could require us to make substantial expenditures to modify or adapt our existing products and services. Also, these and other capital investments in our business may not produce expected growth in earnings anticipated at the time of the expenditure. We may not be successful in introducing new products and services, achieving market acceptance of our products and services, or developing and maintaining loyal customers, which in turn, could adversely affect our results of operations and profitability.

Acts or threats of terrorism and political or military actions by the United States or other governments could adversely affect general economic industry conditions. Geopolitical conditions may affect our earnings. Acts or threats of terrorism and political actions taken by the United States or other governments in response to terrorism, or similar activity, could adversely affect general or industry conditions and, as a result, our consolidated financial condition and results of operations.

We operate in a highly regulated environment, and are subject to changes, which could increase our cost structure or have other negative impacts on our operations. The banking industry is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. The OTS is the primary regulatory of the Bank. In addition to its regulatory powers, the OTS also has significant enforcement authority that it can use to address banking practices that it believes to be unsafe and unsound, violations of laws, and capital and operational deficiencies. Regulation includes, among other things, capital and reserve requirements, permissible investments and lines of business, dividend limitations, limitations on products and services offered, loan limits, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the Deposit Insurance Fund, our depositors and the public, rather than our stockholders. We are also subject to regulation by the SEC. Failure to comply with applicable laws, regulations or policies could result in sanction by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, consolidated financial condition and results of operations. In addition, any change in government regulation could have a material adverse effect on our business.

As described in Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Capital Resources”, each of Citizens Community Bancorp, Inc. and Citizens Community Federal are subject to a Memorandum of Understanding with the OTS, which contains certain restrictions on our operations.

We are subject to increases in FDIC insurance premiums and special assessments by the FDIC, which will adversely affect our earnings. During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts now are insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage), under the Transaction Account Guarantee (“TAG”) program. These programs have placed additional stress on the Deposit Insurance Fund. In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of the insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If additional bank or financial institution failures continue or increase, or if the cost of resolving prior failures exceeds expectations, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.

Customers may decide not to use banks to complete their financial transactions, which could result in a loss of income to us. Technology and other changes are allowing customers to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, customers can now pay bills and transfer funds directly without going through a bank. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits.

Our internal controls and procedures may fail or be circumvented. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Any (a) failure or circumvention of our controls and procedures, (b) failure to adequately address existing internal control deficiencies, or (c) failure to comply with regulations related to controls and procedures could have a material effect on our business, consolidated financial condition and results of operations. See Item 9A (T) “Controls and Procedures” for further discussion of internal controls.

We could experience an unexpected inability to obtain needed liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. We seek to ensure our funding needs are met by maintaining an appropriate level of liquidity through asset/liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business and, in turn, our consolidated financial condition and results of operations.

Future growth, operating results or regulatory requirements may require us to raise additional capital but that capital may not be available. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To the extent our future operating results erode capital or we elect to expand through loan growth or acquisition, we may be required to raise additional capital.

Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These actions could negatively impact our ability to operate or further expand our operations and may result in increases in operating expenses and reductions in revenues that could have a material effect on our consolidated financial condition and results of operations.

We may not be able to attract or retain skilled people. Our success depends, in part, on our ability to attract and retain key people.  Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

We continually encounter technological change. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 4,735,863 shares of our common stock held by nonaffiliates as of December 23, 2010. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2010
Location	Leased	Date	(in thousands)
ADMINISTRATIVE OFFICES:
2174 EastRidge Center	Lease	April 30, 2012
Eau Claire, WI 54701

BRANCH OFFICES
Appleton Branch (4)	Lease	January 31, 2014
3701 E Calumet Street
Appleton, WI 54915

Black River Falls Branch (4)	Lease	January 31, 2014
611 Highway 54 East
Black River Falls, WI 54615

Chippewa Falls Branch (2)	Owned	N/A	$ 328
427 W Prairie View Road
Chippewa Falls, WI 54729

Chippewa Falls Branch (2)	Lease	January 31, 2016
2786 Commercial Boulevard
Chippewa Falls, WI 54729

Eastside Branch	Owned	N/A	$ 290
1028 N Hillcrest Parkway
Altoona, WI 54720

Fairfax Branch	Owned	N/A	$ 756
219 Fairfax Street
Altoona, WI 54720

Fond du Lac Branch (4)	Lease	January 31, 2014
377 N Rolling Meadows Dr
Fond du Lac, WI 54936

Mondovi Branch (4)	Lease	June 30, 2011
695 E Main Street
Mondovi, WI 54755

Oshkosh Branch (4)	Lease	January 31, 2014
351 S Washburn Street
Oshkosh, WI 54904

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2010
Location	Leased	Date	(in thousands)

Rice Lake Branch (4)	Lease	May 10, 2013
2501 West Avenue
Rice Lake, WI 54868

Westside Branch	Owned	N/A	$ 270
2125 Cameron Street
Eau Claire, WI 54703

Wisconsin Dells Branch (4)	Lease	January 31, 2014
130 Commerce Street
Wisconsin Dells, WI 53965

Lake Orion Branch (1)	Lease	February 28, 2012
688 S. LaPeer Road
Lake Orion, MI 48362

Rochester Hills Branch	Owned	N/A	$ 445
310 W Tienken Road
Rochester Hills, MI 48306

Brooklyn Park Branch (4)	Lease	January 31, 2014
8000 Lakeland Avenue
Brooklyn Park, MN 55445

Faribault Branch (4)	Lease	January 31, 2014
150 Western Avenue
Faribault, MN 55021

Hutchinson Branch (4)	Lease	January 31, 2014
1300 Trunk Highway 15 S
Hutchinson, MN 55350

Mankato Branch (3)	Lease	October 30,2010
1410 Madison Ave
Mankato, MN 56001

Oakdale Branch	Lease	September 30, 2014
7035 10th Street North
Oakdale, MN 55128

Red Wing Branch (4)	Lease	March 3, 2013
295 Tyler Road S
Red Wing, MN 55066

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2010
Location	Leased	Date	(in thousands)

Winona Branch (4)	Lease	January 31, 2014
955 Frontenac Drive
Winona, MN 55987

Menomonie Branch (4)	Lease	March 3, 2014
180 Cedar Falls Road
Menomonie, WI 54751

Neenah Branch (4)	Lease	April 21, 2014
1155 Winneconne Avenue
Neenah, WI 54956

Wisconsin Rapids Branch (4)	Lease	May 26, 2014
4331 8th Street S.
Wisconsin Rapids, WI 54494

Shawano Branch (4)	Lease	June 9, 2014
1244 E Green Bay Street
Shawano, WI 54166

Oak Park Heights Branch (4)	Lease	January 31, 2015
5815 Norell Avenue
Oak Park Heights, MN 55082

Plover Branch (4)	Lease	January 31, 2015
250 Crossroads Drive
Plover, WI 54467

(1) Effective March 1, 2007, Citizens Community Federal has a right to cancel this lease, with the cancellation to take effect 90 days after it exercises the right to cancel.

(2) Effective September 30, 2010, the Chippewa Falls branch was moved from 427 W Prairie View Road to a branch office located within the WalMart Supercenter at 2786 Commercial Blvd. The building located at 427 W Prairie View Road, Chippewa Falls, Wisconsin is currently for sale.

(3)Effective November 1, 2010, the Mankato branch was moved from 1410 Madison Avenue to 1901 Madison Avenue, Suite 410,
Mankato, MN  56001.

(4) Leased WalMart locations each have a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

ITEM 3. LEGAL PROCEEDINGS

On January 4, 2010, we received notice of a demand for arbitration by James G. Cooley, the Company’s former President and Chief Executive Officer, from the American Arbitration Association in connection with our termination of his employment and his employment agreement.  As part of the demand, Mr. Cooley asserted claims against the Company (and certain members of the Company’s Board of Directors) related to breach of contract, wrongful discharge, defamation of character and intentional infliction of emotional distress.  Mr. Cooley sought relief in the form of actual damages, punitive damages, attorneys' fees, interest and reimbursement of costs. On March 1, 2010, Mr. Cooley initiated a declaratory judgment action in Wisconsin circuit court seeking a court determination as to whether the Company and certain members of the Company’s Board of Directors have a legal obligation to submit Mr. Cooley’s arbitration claims to an arbitrator. The declaratory judgment was dismissed on August 26, 2010, and the request for arbitration was subsequently withdrawn on August 26, 2010 as well.

  On September 27, 2010, Mr. Cooley filed a lawsuit in the Eau Claire County Circuit court against the Company and the Bank and individual directors thereof, seeking damages for breach of employment contract, violation of public policy in the State of Wisconsin, defamation of character and intentional infliction of emotional distress.

Management believes that the aforementioned claims are without merit. However, the Company intends to vigorously defend against the claims, although no assurances can be given regarding the outcome of this matter.

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES
                OF EQUITY SECURITIES

Historically, trading in shares of our common stock has been limited. Citizens Community Bancorp, Inc. common stock is traded on the NASDAQ Global Market under the symbol “CZWI”.

The following table summarizes high and low bid prices and cash dividends declared for our common stock for the periods indicated. Bid prices are as provided by the Yahoo Finance System. The reported high and low prices represent interdealer bid prices, without retail mark-up, mark-downs or commission, and may not necessarily represent actual transactions.

	High	Low	Cash dividends per share
Fiscal 2010
First Quarter (three months ended December 31, 2009)	$4.64	$3.01	$-
Second Quarter (three months ended March 31, 2010)	$4.83	$3.35	$-
Third Quarter (three months ended June 30, 2010)	$5.30	$3.71	$-
Fourth Quarter (three months ended September 30, 2010)	$4.49	$3.51	$-
Fiscal 2009
First Quarter (three months ended December 31, 2008)	$7.41	$5.80	$0.05
Second Quarter (three months ended March 31, 2009)	$7.39	$5.85	$0.05
Third Quarter (three months ended June 30, 2009)	$6.50	$5.27	$0.05
Fourth Quarter (three months ended September 30, 2009)	$6.38	$4.75	$0.05

The closing price of Citizens Community Bancorp, Inc. common stock on September 30, 2010 was $4.43.

We had approximately 458 stockholders of record at December 23, 2010. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. In determining the payment of cash dividends, our Board of Directors considers the earnings, capital and debt servicing requirements, financial ratio guidelines of our regulators, our financial condition and other relevant factors.

Through our fiscal year 2009, cash dividends on our common stock had historically been paid on a quarterly basis. No cash dividends were declared in our 2010 fiscal year, compared to total dividends of $0.20 per share in our 2009 and 2008 fiscal years. In December 2009, the OTS restricted our ability to declare and pay dividends indefinitely due to a reduction in our regulatory capital levels resulting from our financial results for our 2009 fiscal year. There is no assurance if or when we will be allowed to pay additional dividends, or in what amounts.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended September 30, (dollars in thousands, except per share data)
	2010	2009	2008	2007	2006
Selected Results of Operations Data:
Interest income	$32,759	$30,940	$26,734	$19,346	$15,311
Interest expense	11,579	14,688	14,139	8,889	7,221
Net interest income	21,180	16,252	12,595	10,457	8,090
Provision for loan losses	6,901	1,369	721	470	251
Net interest income after povision for loan losses	14,279	14,883	11,874	9,987	7,839
Fees and service charges	1,876	1,640	1,352	1,262	1,243
Other gains (losses), net	(2,261)	(7,236)	-	-	27
Goodwill impairment	(5,593)	-	-	-	-
Other non-interest income	227	366	357	464	387
Non-interest income (loss)	(5,751)	(5,230)	1,709	1,726	1,657
Non-interest expense	16,574	14,925	11,101	10,522	8,741
Income (loss) before provision (benefit) for income taxes	(8,046)	(5,272)	2,482	1,191	755
Income tax provision (benefit)	(955)	(2,089)	1,008	448	309
Net income (loss	$(7,091)	$(3,183)	$1,474	$743	$446
Per Share Data: (1)
Net income (loss) per share (basic) (1)	$(1.39)	$(0.59)	$0.24	$0.11	$0.06
Net income (loss) per share (diluted) (1)	$(1.39)	$(0.59)	$0.24	$0.11	$0.06
Cash dividends per common share	$-	$0.20	$0.20	$0.20	$0.20
Book value per share at end of period	$9.75	$10.12	$11.00	$10.98	$8.03

CITIZENS COMMUNITY BANCORP, INC.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
	Year ended September 30, (dollars in thousands, exept per share data)
	2010	2009	2008	2007	2006
Selected Financial Condition Data:
Total assets	594,365	575,406	480,036	386,113	283,990
Securities available for sale	41,708	56,215	61,776	39,592	782
Total loans (net of unearned income)	456,232	442,470	369,710	320,953	259,302
Total deposits	476,302	409,311	297,243	207,734	186,711
Short-term borrowings (2)	33,800	42,605	23,395	60,696	55,858
Other borrowings (2)	64,200	106,805	110,245	96,446	61,200
Total shareholders' equity	49,877	55,365	68,476	78,149	30,082

Performance Ratios:
Return on average assets	(1.21%)	(0.60%)	0.34%	0.22%	0.17%
Return on average total shareholders' equity	(13.48%)	(5.18%)	2.00%	1.09%	1.50%
Net interest margin (3)	3.84%	3.28%	3.02%	3.77%	3.54%
Net interest spread (3)
Average during period	3.70%	2.98%	2.44%	3.07%	3.28%
End of period	4.39%	3.53%	3.31%	3.05%	3.11%
Net overhead ratio (4)	3.82%	3.82%	2.17%	2.63%	2.67%
Average loan-to-average deposit ratio	105.32%	116.97%	137.7%	144.65%	127.9%
Average interest-bearing assets to average interest-bearing liabilities	1.07%	1.10%	1.17%	1.24%	1.09%
Efficiency ratio (5)	71.18%	81.74%	77.61%	86.37%	89.68%

Asset Quality Ratios:
Non-performing loans to total loans (6)	1.11%	1.31%	0.88%	0.47%	0.54%
Allowance for loan losses to:
Total loans (net of unearned income)	0.91%	0.44%	0.32%	0.29%	0.32%
Non-performing loans	81.53%	33.25%	36.62%	60.92%	60.07%
Net charge-offs to average loans	1.03%	0.16%	0.13%	0.13%	0.09%
Non-performing assets to total assets	0.93%	1.12%	0.68%	0.43%	0.63%

Capital Ratios:
Shareholders' equity to assets (7)	8.39%	9.62%	14.26%	20.24%	10.59%
Average equity to average assets (7)	9.00%	11.82%	17.04%	21.42%	11.26%
Tier 1 capital (leverage ratio) (8)	8.9%	8.9%	9.6%	11.5%	7.2%
Total risk-based capital (8)	11.0%	9.6%	15.3%	18.0%	11.0%

(1)   Earnings per share are based on the weighted average number of shares outstanding for the period.
(2)   Consists of Federal Home Loan Bank term notes.
(3)   Net interest margin represents net interest income as a percentage of average interest-earning assets, and net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted avarage cost of interest-bearing liabilities.
(4)   Net overhead ratio represents the difference between non-interest expense and non-interest income, divided by average assets.
(5)   Efficiency ratio represents non-interest expense, divided by the sum of net interest income and non-interest income, excluding impairment losses from OTTI and Goodwill.
(6)   Non-performing loans consist of nonaccrual loans plus loans 91+ days past due. Non-performing assets consist of non-performing loans plus other real estate owned plus other collateral owned.
(7)   Presented on a consolidated basis.
(8)   Presented on a Bank (i.e. regulatory) basis.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition and results of operations that should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis. Years refer to the Company’s fiscal years ended September 30, 2010 and 2009.

PERFORMANCE SUMMARY

The following is a brief summary of some of the factors that affected our operating results in 2010. See the remainder of this section for a more thorough discussion. We reported a net loss of $7,091 for the year ended September 30, 2010, an increase of $3,908 over a net loss of $3,183 in 2009. Both basic and diluted losses per share were ($1.39) for 2010 compared to ($0.59) basic and diluted losses per share for 2009. Return on average assets for the year ended September 30, 2010 was (1.21%) and (0.60%) for the year ended September 30, 2009. The return on average equity was (13.48%) for 2010 and (5.18%) for 2009. No cash dividends were declared in 2010. Cash dividends of $0.20 per share were paid in 2009.

Key factors behind these results were:
●
Net interest income and net interest margin improved in 2010, as the rates paid on interest bearing liabilities decreased at a greater rate than the decrease in rates on our interest earning assets, thereby increasing our interest rate spread.

●
Net interest income was $21,180 for 2010, an increase of $4,928, or 30.3% from $16,252 for 2009. Interest income increased to $32,759 from $30,940, or 5.9% from 2009 to 2010. Meanwhile, interest expense of $11,579 during 2010 decreased from $14,688, or (21.2%) during 2009.

●
The net interest margin for 2010 was 3.84% compared to 3.28% for 2009. The 56 basis point (“bp”) increase largely resulted from a 72 bp increase in interest rate spread caused by a 30 bp decrease in the return on interest earning assets, which was more than offset by a 102 bp decrease in the cost in interest-bearing liabilities.

●
Total loans were $456,232 at September 30, 2010, an increase of $13,762, or 3.11% from September 30, 2009. Total deposits were $476,302 at September 30, 2010, an increase of $66,991, or 16.4% from year-end 2009.

●
Loan charge-offs increased significantly from a year ago. Net charge-offs were $4,681, an increase of $4,045 compared to $636 for 2009. Increased charge-offs, along with increases in delinquency rates and non-performing loans led to significantly increased provision for loan losses of $6,901 for 2010 compared to $1,369 for 2009. Net loan charge-offs represented 1.04% of average loans outstanding in 2010, compared to 0.16% in 2009.

●
Non-interest income (loss), which includes valuation losses, was ($5,751) for 2010, compared to ($5,230) in 2009, an increase of $521, or 10.0%. OTTI losses on securities decreased from ($7,236) in 2009 to ($2,261) in 2010.  However, in 2010, based on the estimated enterprise value of the Company, we recorded impairment losses for the entire $5,593 balance of goodwill.

●
Non-interest expense was $16,574, an increase of $1,649 over 2009. This was primarily a result of increases in expenses related to increased compensation and professional services costs and increased occupancy costs resulting from branch openings in 2009.

●	We recognized tax benefits of ($955) and ($2,089) for 2010 and 2009, respectively.

CRITICAL ACCOUNTING POLICIES

In the course of our normal business activity, management must select and apply many accounting policies and methodologies that are the basis for the financial results presented in our consolidated financial statements. Some of these policies are more critical than others. Below is a discussion of our critical accounting policies.

Allowance for Loan Losses.

We maintain an allowance for loan losses to absorb probable incurred loss in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in our loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in the loan portfolio, historical loss experience, current adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). The Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory expectations. However, based on periodic examinations by regulators, the amount of allowance for loan losses recorded during a particular period may be adjusted.

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

To determine if other-than-temporary impairment exists on a debt security, the Bank first determines if (1) it intends to sell the security or (2) it is more likely than not that it will be required to sell the security before its anticipated recovery.  If either of the foregoing conditions is met, the Bank will recognize other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis.  If neither of the foregoing conditions is met, the Bank determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors.  The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss.  The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security.  The amount of the total impairment related to all other factors (excluding credit loss) is included in other comprehensive loss.

We monitor our portfolio investments on an on-going basis and we periodically obtain an independent valuation of our non-agency residential mortgage-backed securities.  This analysis is utilized to ascertain whether any decline in market value is other-than-temporary. In determining whether an impairment is other-than-temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer including investment downgrades by rating agencies and economic conditions within the issuer's industry, whether it is more likely than not that we will be required to sell the security before there would be a recovery in value, and credit performance of the underlying collateral backing the securities, including delinquency rates, cumulative losses to date, and prepayment speed.

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

Foreclosed Properties.

Foreclosed properties acquired through or in lieu of loan foreclosures are initially recorded at the lower of carrying cost or fair value, less estimated costs to sell, which establishes  a new cost basis. Fair value is determined using a market valuation determined by third party appraisals or broker price opinions. If fair value declines subsequent to foreclosure, a write-down is recorded through expense based on an updated third party appraisal less estimated selling costs.

Income Taxes.

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. As of September 30, 2010, management does not believe a valuation allowance is necessary.

Goodwill and Other Intangibles.

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

Other intangibles consist primarily of core deposit intangibles resulting from several bank acquisitions. Core deposit intangibles are recorded as an asset on our consolidated balance sheets, and are amortized on a straight-line basis, over their estimated remaining useful lives, which were initially determined at the time of acquisition, and reviewed annually as part of our impairment analysis. See Note 1; “Nature of Business and Significant Accounting Policies” and Note 6; “Goodwill and Intangible Assets”  below for further discussion of the factors that are considered in testing for goodwill impairment.

STATEMENT OF OPERATIONS ANALYSIS

2010 compared to 2009

Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share and per share amounts, are stated in thousands.

Net Interest Income. Net interest income represents the difference between the dollar amount of interest earned on interest-bearing assets and the dollar amount of interest paid on interest-bearing liabilities. The interest income and expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.

Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support earning assets. The narrative below discuses net interest income, interest rate spread, and net interest margin.

Net interest income was $21,180 for 2010, compared to $16,252 for 2009. The net interest margin for 2010 was 3.84% compared to 3.28% for 2009. The 56 bp increase in net interest margin was attributable to a 72 bp increase in interest rate spread resulting from a 30 bp decline in return on interest-earning assets, which was more than offset by a 102 bp decrease in the cost of interest-bearing liabilities in 2010.

As shown in the rate/volume analysis below, volume changes resulted in $1,508 increase in net interest income in 2010. The increase and changes in the composition of interest earning assets resulted in a $1,819 increase in interest income for 2010, offset by a $3,109 decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on interest earning assets decreased interest income by $692, but were more than offset by rate changes on interest-bearing liabilities that decreased interest expense by $4,112, for a net impact of $3,420 due to changes in interest rates.

For 2010, the yield on earning assets declined to 5.94%, which was the combined effect of a decrease of 14 bp in the loan yield and a 10 bp decline in the yield on securities. The average loan yield was 6.54% in 2010 and 6.68% in 2009. Competitive pricing on new and refinanced loans, tightened credit underwriting standards, as well as increased prepayments due to the current low rate environment, all contributed to reduced loan yields in 2010.

For 2010, the cost of interest-bearing liabilities decreased 102 bps from 3.26% in 2009, to 2.24%, resulting, in part, from a continuing decrease in interest rates, generally, in 2010. The combined average cost of interest-bearing deposits was 1.95%, down 99 bp from 2009, primarily resulting from the continued low short-term interest rate environment during 2010.

We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. Continued low interest rates will enable us to experience a favorable interest rate margin.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at September 30 for each of the fiscal years shown below. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.

Average earning assets were $551,739 in 2010 compared to $495,857 in 2009. Average loans outstanding increased to $452,696 in 2010 from $404,335 in 2009. Average loans to average total assets increased to 77.40% in 2010 from 76.62% in 2009. Interest income on loans increased $2,603, of which $3,174 related to the increase in average outstanding balances offset by a decrease in interest income of $571 due to lower yields on such loans. Balances of securities decreased $9,540 on average. Interest income on securities decreased $619 from volume changes and $52 from the impact of the rate environment, for a combined $671 decrease in interest income on securities in our investment portfolio.

Average interest-bearing liabilities increased $67,171 in 2010 from 2009 levels, while net free funds (the total of accrued expenses, other liabilities and stockholders’ equity less non-interest earning assets) decreased $10,556. The decrease in net free funds is primarily due to a decrease in stockholders’ equity. Average stockholders’ equity decreased $9,300, or 15.0%. Average interest-bearing deposits increased $84,167, or 24.35% to $429,833. This increase primarily arose from an increase in deposits accepted by our branch offices of $67 million. Interest expense on interest-bearing deposits increased $1,671 during 2010 from the volume and mix changes and decreased $3,445 from the impact of the rate environment, resulting in an aggregate decrease of $1,774 in interest expense on interest-bearing deposits.

	Year ended September 30, 2010			Year ended September 30, 2009			Year ended September 30, 2008
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest-earning assets:
Cash and cash equivalents	$43,941	$21	0.05%	$23,769	$27	0.11%	$13,445	$277	2.06%
Loans	452,696	29,610	6.54%	$404,335	$27,007	6.68%	$344,654	$23,129	6.71%
Interest-bearing deposits	665	12	1.80%	$3,894	$119	3.06%	$371	$7	1.89%
Securities available for sale	48,455	3,116	6.43%	$57,995	$3,787	6.53%	$53,417	$3,320	6.22%
FHLB stock	5,982	-	0.00%	$5,865	$-	0.00%	$5,420	$-	0.00%
Total interest earning assets	$551,739	$32,759	5.94%	$495,857	$30,940	6.24%	$417,307	$26,733	6.41%
Average interest-bearing liabilities:
Savings Accounts	$25,812	$165	0.64%	$23,162	$192	0.83%	$21,091	$172	0.82%
Demand deposits	21,983	29	0.13%	$19,805	$28	0.14%	$18,711	$26	0.14%
Money Market	153,045	2,485	1.62%	$81,922	$1,948	2.38%	$31,711	$717	2.26%
CD's	209,723	5,202	2.48%	$205,291	$7,446	3.63%	$166,758	$7,716	4.63%
IRA's	19,270	503	2.61%	$15,487	$544	3.51%	$12,016	$507	4.22%
Total deposits	429,833	8,384	1.95%	345,666	10,158	2.94%	250,287	9,138	3.65%
FHLB Advances	88,173	3,195	3.62%	105,169	4,530	4.31%	105,699	5,001	4.73%
Total interest bearing deposits	$518,006	$11,579	2.24%	$450,835	$14,688	3.26%	$355,986	$14,139	3.97%
Net interest income		$21,180			$16,252			$12,594
Interest rate spread			3.70%			2.98%			2.43%
Net interest margin			3.84%			3.28%			3.02%
Average interest-earning assets to average interest-bearing liabilities			1.07			1.10			1.17

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest-earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e. holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e. holding the initial balance constant). Changes due to both rate and volume which cannot be segregated have been allocated in proportion to the relationship of the dollar amounts of the change in each.

	Year ended September 30, 2010 v. 2009 Increase (decrease) due to			Year ended September 30, 2009 v. 2008 Increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase/ (Decrease)	Volume (1)	Rate (1)	Total Increase/ (Decrease)
Interest income:
Cash and cash equivalents	$17	$(23)	$(6)	$149	$(400)	$(251)
Loans receivable	3,174	(571)	2,603	$3,987	$(109)	3,878
Interest-bearing deposits	(61)	(46)	(107)	$91	$21	112
Securities available for sale	(619)	(52)	(671)	$296	$171	467
FHLB stock	-	-	-	$-	$-	-
Total interest earning assets	$2,511	$(692)	$1,819	$4,523	$(317)	$4,206

Interest expense:
Savings Accounts	$20	$(47)	$(27)	$17	$3	$20
Demand deposits	3	(2)	1	2	-	2
Money Market	1,372	(835)	537	1,192	39	1,231
CD's	158	(2,402)	(2,244)	1,584	(1,854)	(270)
IRA's	118	(159)	(41)	131	(94)	37
Total deposits	1,671	(3,445)	(1,774)	2,926	(1,906)	1,020
FHLB Advances	(668)	(667)	(1,335)	(25)	(446)	(471)
Total interest bearing deposits	1,003	(4,112)	(3,109)	2,901	(2,352)	549
Net interest income	$1,508	$3,420	$4,928	$1,622	$2,035	$3,657

(1) the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”), based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Based on increased historical charge off ratios and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Policies - Allowance for Loan Losses”, the provision for loan losses necessary to ensure an adequate allowance for loan losses continues to remain at elevated levels.

Net loan charge-offs for the years ended September 30, 2010 and 2009 were $4,681 and $636, respectively. Net charge-offs to average loans were 1.03% for 2010 compared to 0.16% for 2009. For 2010, non-performing loans decreased by $705 to $5,084 from $5,789 at September 30, 2009. Refer to the “Risk Management and the Allowance for Loan Losses” section below for more information related to non-performing loans.

We recorded provisions for loan losses of $6,901 and $1,369 for the years ended September 30, 2010 and 2009, respectively. Management believes that the provision taken for the year ended September 30, 2010 is adequate in view of the present condition of the loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could affect the adequacy of our ALL. If there are significant charge-offs against the ALL or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.

Non-Interest Income (loss). The following table reflects the various components of non-interest income (loss) for the years ended September 30, 2010, 2009 and 2008, respectively.

	Twelve months ended September 30,			Change:
	2010	2009	2008	2010 over 2009	2009 over 2008
Noninterest Income (loss):
Net impairment losses recognized in earnings	$(2,261)	$(7,236)	$-	(68.75%)	n/a
Goodwill impairment	(5,593)	-	-	n/a	n/a
Service charges on deposit accounts	1,514	1,361	1,069	11.24%	27.32%
Insurance commissions	216	355	344	(39.15%)	3.20%
Loan fees and service charges	362	279	283	29.75%	(1.41%)
Other	11	11	13	0.00%	(15.38%)
Total non-interest income (loss)	$(5,751)	$(5,230)	$1,709	9.96%	(406.03%)

Non-interest loss was ($5,751) for the year ended September 30, 2010, an increase of $521, or 9.96% over the year ended September 30, 2009. Based on a valuation analysis performed by an independent third party expert, we determined that the entire amount of $5,593 of goodwill was impaired, primarily due to our stock price per share remaining significantly below our book value per share for an extended period of time. We recorded $2,261 in credit-related other-than-temporary-impairment (“OTTI”) charges for the year ended September 30, 2010 compared to $7,236 for the year ended September 30, 2009. We also experienced increases in fees and service charges, offset slightly by decreases in insurance commissions.

Non-Interest Expense. The following table reflects the various components of non-interest expense for the years ended September 30, 2010, 2009 and 2008, respectively.

	Years ended September 30,			Change:
	2010	2009	2008	2010 over 2009	2009 over 2008
Non-interest Expense:
Salaries and related benefits	$7,797	$7,263	$5,857	7.35%	24.01%
Occupancy - net	2,553	2,203	1,313	15.89%	67.78%
Office	1,413	1,515	1,133	(6.73%)	33.72%
Data processing	308	396	359	(22.22%)	10.31%
Amortization of core deposit	333	333	307	0.00%	8.47%
Advertising, marketing and public relations	173	242	148	(28.51%)	63.51%
FDIC premium assessment	943	962	176	(1.98%)	446.59%
Professional services	1,160	728	589	59.34%	23.60%
Other	1,894	1,283	1,219	47.62%	5.25%
Total non-interest expense	$16,574	$14,925	$11,101	11.05%	34.45%

Non-interest expense / Average assets	2.83%	2.83%	2.56%

Non-interest expense increased $1,649 (11.05%) to $16,574 for the year ended September 30, 2010 compared to $14,925 for the same period in 2009. The non-interest expense to average assets ratio was 2.83% for the year ended September 30, 2010 compared to 2.83% for the same period in 2009.

The increases in salaries and related benefits in 2010 over 2009 were primarily due to an increase in full-time employees receiving benefits. The increase in occupancy expense is a result of 2010 being the first full year of occupancy costs on branches opened during 2009. Decreasing advertising expenses were the result of management cost reduction efforts. Increases in professional services costs were primarily the result of (a) increased legal fees incurred in defending litigation by the Company’s former CEO, (b) consulting fees paid to the Company’s acting CFO, and (c) quarterly valuation services associated with our non-agency mortgage-backed securities portfolio of $10 per quarter starting in the fourth quarter of 2009.

We continue our ongoing and entity-wide evaluation of all personnel, vendor, professional service and other discretionary costs and expenditures. We have realized savings of approximately $1,179 in these areas during the year ended September 30, 2010 over the prior fiscal year.

Income Taxes.  Income tax benefit was $955 for the year ended September 30, 2010, compared to income tax benefit of $2,089 for the year ended September 30, 2009. The decrease in income tax benefit resulted primarily from the income tax effects of: (a) loss before income taxes of $8,046 for the year ended September 30, 2010 compared to a loss before income taxes of $5,272 for the same period in 2009 and (b) the aforementioned goodwill impairment losses recorded in the consolidated statement of operations for which no tax deduction will be realized.

See Note 1, “Nature of Business and Summary of Significant Accounting Policies” and Note 14, “Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income tax accounting. Income tax expense recorded in the consolidated statements of operations involves interpretation and application of certain accounting pronouncements and federal and state tax codes and is, therefore, considered a critical accounting policy. We undergo examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.

BALANCE SHEET ANALYSIS

Loans. Total loans outstanding increased to $456,232 at September 30, 2010, a 3.11% increase from September 30, 2009. This follows a 19.68% increase from September 30, 2008 to September 30, 2009. The following table reflects the composition, or mix, of the loan portfolio at September 30, for the last five completed fiscal years:

	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:
One to four-family first mortages	$254,821	55.9%	$230,412	52.1%	$193,958	52.5%	$177,281	55.2%	$156,235	60.3%
Second mortgages	7,674	1.7%	9,639	2.2%	10,774	2.9%	10,461	3.3%	9,161	3.5%
Multi-family and commercial	196	0.0%	174	0.0%	180	0.0%	215	0.1%	240	0.1%
Total real estate loans	$262,691	57.6%	$240,225	54.3%	$204,912	55.4%	$187,957	58.6%	$165,636	63.9%
Consumer Loans:
Automobile (1)	18,542	4.1%	24,875	5.6%	25,887	7.0%	27,168	8.5%	24,445	9.4%
Other secured personal loans (2)	171,135	37.5%	172,040	38.9%	133,181	36.0%	100,966	31.5%	64,384	24.8%
Unsecured personal loans (3)	4,636	1.0%	5,655	1.3%	5,797	1.6%	4,610	1.4%	4,774	1.8%
Total real consumer loans	$194,313	42.6%	$202,570	45.8%	$164,865	44.6%	$132,744	41.4%	$93,603	36.1%

Gross loans	$457,004		$442,795		$369,777		$320,701		$259,239
Net deferred loan costs	$(772)	(0.2%)	$(325)	(0.1%)	$(67)	(0.0%)	$252	0.1%	$63	0.0%
Total loans (net of unearned income)	$456,232	100.0%	$442,470	100.0%	$369,710	100.0%	$320,953	100.0%	$259,302	100.0%
Allowance for loan losses	$(4,145)		$(1,925)		$(1,192)		$(926)		$(835)
Total loans receivable, net	$452,087		$440,545		$368,518		$320,027		$258,467

At September 30, 2010, the real estate loans comprised $262,691, or 57.6 percent of total loans. These loans increased $22,466, or 9.4% from their balance at September 30, 2009. Consumer loans (secured and unsecured) comprised $194,313, or 42.6 percent of total loans as of September 30, 2010. Residential real estate loans consist of fixed-rate conventional home mortgages and home equity loans. Consumer loans decreased by $8,257, or 4.1% at September 30, 2010 from their 2009 fiscal year balances. Consumer loans consist of short-term installment loans, direct and indirect personal property loans, credit card loans and other personal loans. With the exception of credit card loans, substantially all of our consumer loans are secured by personal property. Real estate and consumer loan demand, generally, has remained weak throughout 2010, and we anticipate this trend to continue into 2011.

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. Management believes that no significant concentrations exist within our loan portfolio with respect to loan type, geographic location or other relevant factor.  See Note 4, “Loans / Allowance for Loan Losses” for tables and discussion regarding the composition of our loan portfolio.

The following table sets forth, for our last five completed fiscal years, fixed and adjustable rate loans in our loan portfolio:

	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed Rate Loans:
Real estate
One to four-family first mortages	$252,268	55.3%	$226,856	51.3%	$189,247	51.2%	$170,127	53.0%	$148,211	57.2%
Second mortgages	7,200	1.6%	9,186	2.1%	10,373	2.8%	9,989	3.1%	8,367	3.2%
Multi-family and commercial	196	0.0%	174	0.0%	180	0.0%	215	0.1%	240	0.1%
Total fixed rate real estate loans	259,664	56.9%	236,216	53.4%	199,800	54.0%	180,331	56.2%	156,818	60.5%
Consumer loans			202,570		164,865		132,744		93,603
Total fixed rate loans	259,664	56.9%	438,786	99.2%	364,665	98.6%	313,075	97.5%	250,421	96.6%
Adjustable Rate Loans:
Real estate
One to four-family first mortages	2,553	0.6%	3,556	0.8%	4,711	1.3%	7,154	2.2%	8,024	3.1%
Second mortgages	474	0.1%	453	0.1%	401	0.1%	472	0.1%	794	0.3%
Multi-family and commercial	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total adjustable rate real estate loans	3,027	0.7%	4,009	0.9%	5,112	1.4%	7,626	2.4%	8,818	3.4%
Consumer loans	194,313		-		-		-		-
Total adjustable rate loans	197,340	43.3%	4,009	0.9%	5,112	1.4%	7,626	2.4%	8,818	3.4%
Gross loans	457,004		442,795		369,777		320,701		259,239
Net deferred loan costs	(772)	(0.2%)	(325)	(0.1%)	(67)	(0.0%)	252	0.1%	63	0.0%
Total loans (net of unearned income)	456,232	100.0%	442,470	100.0%	369,710	100.0%	320,953	100.0%	259,302	100.0%
Allowance for loan losses	(4,145)		(1,925)		(1,192)		(926)		(835)
Total loans receivable, net	$452,087		$440,545		$368,518		$320,027		$258,467

Loans and their contractual maturities are as follows:

	Real Estate						Consumer
	One to Four-Family First Mortgage (1)		Second Mortgage		Multi-Family and Commercial		Automobile		Secured Personal		Unsecured Personal		Total
		Weighted Average		Weighted Average		Weighted Average		Weighted Average		Weighted Average		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2011 (2)	$2,649	3.59%	$1,046	7.22%	$196	5.74%	$864	9.49%	$2,286	6.19%	$2,874	3.50%	$9,915	3.50%
2012	2,987	0	682	8.17%	-	-	3,505	9.19%	4,634	7.87%	614	3.50%	12,422	3.50%
2013	808	0	987	8.44%	-	-	6,024	9.12%	10,484	8.69%	467	3.50%	18,770	3.50%
2014-2015	2,900	0	1,918	8.36%	-	-	7,629	8.49%	31,963	8.50%	648	3.50%	45,058	3.50%
2016-2017	2,282	0	1,110	8.67%	-	-	387	7.64%	23,198	8.26%	14	3.50%	26,991	3.50%
2018-2032	81,379	0	1,571	7.97%	-	-	133	7.90%	98,550	8.20%	19	3.50%	181,652	3.50%
2033 and after	161,816	0	360	5.98%	-	-	-	-	20	7.84%	-	-	162,196	3.50%
	$254,821	5.48%	$7,674	8.05%	$196	5.74%	$18,542	8.85%	$171,135	8.26%	$4,636	12.05%	$457,004	6.77%
(1)  Includes $220.2 million of loans with a payable-on-demand clause.
(2)  Includes home equity lines of credit, credit card loans, loans having no stated maturity and overdraft loans.

Our management believes that the critical factors in the overall management of credit or loan quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, allowance to provide for incurred loan losses, and non-accrual and charge-off policies.

Risk Management and the Allowance for Loan Losses. The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we maintain an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated statements of operations as Provision for Loan Losses. See “Provision for Loan Losses” above. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner, as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and that are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.

At least quarterly, we review the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of ASC 450-10, Accounting for Contingencies and ASC 310-10, Accounting by Creditors for Impairment of a Loan, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other factors specific to the markets in which we operate. In addition, management evaluates ALL methodology from time to time to assess whether modifications are appropriate in light of market conditions, identifiable trends, regulatory pronouncements or other factors. Management is currently reviewing its ALL methodology and may make modifications to it as necessary. We believe that any modifications or changes to the ALL methodology would be to enhance the reliability of the ALL.

The specific credit allocation for the ALL is based on a regular analysis of all loans that are (a) considered troubled debt restructurings (“TDRs”), and (b) are classified as Substandard, defined as 91 plus days past due. With respect to TDRs and in compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the estimated cost of disposal. At September 30, 2010, we have 64 such loans, the majority of these loans are secured by real estate or personal property.  Their aggregate book value is $3,373 as of September 30, 2010. The total of the difference between book value and fair value on individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $564 as of September 30, 2010.

	Quarters ended
	9/30/10	6/30/10	3/31/10	12/31/09	9/30/09
Component 1 - Specific credit allocation	$734	1,735	1,597	1,293	$918
Component 2 - General and unallocated allowance	3,411	1,706	1,288	994	1,007
Allowance for loan losses	$4,145	$3,441	$2,885	$2,287	$1,925

At September 30, 2010, the allowance for loan losses was $4,145, or 0.91% of the total loan portfolio, compared to allowance for loan losses of $1,925, or 0.44% of the total loan portfolio at September 30, 2009. This level was based on our analysis of the loan portfolio risk at September 30, 2010, as discussed above.

All of the factors we take into account in determining the ALL in general categories are subject to change; thus the allocations are our best estimate of the loan loss categories in which the probable loss has occurred. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available.  The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.

The following table identifies the various components of non-performing assets as of the dates indicated below:

	September 30,
	2010	2009	2008	2007	2006
Nonperforming assets:
Nonaccrual loans	$5,084	$5,789	$3,255	$1,520	$1,390
Accruing loans past due 90 days or more	-	-	-	-	-
Total nonperforming loans ("NPLs ")	5,084	5,789	3,255	1,520	1,390
Other real estate owned	372	562	-	94	376
Other collateral owned	76	74	-	29	13
Total nonperforming assets ("NPAs")	$5,532	$6,425	$3,255	$1,643	$1,779
Average outstanding loan balance	$452,696	$404,335	$344,654	$285,668	$237,553
Loans, end of year	456,232	442,470	369,710	320,953	259,302
Total assets, end of year	594,365	575,406	480,036	386,113	283,990
ALL, at beginning of year	1,925	1,192	926	835	803
Loans charged off:
Real estate loans	(1,168)	(40)	(44)	(83)	(19)
Consumer loans	(3,608)	(633)	(448)	(330)	(228)
Total loans charged off	(4,776)	(673)	(492)	(413)	(247)
Recoveries of loans previously charged off:
Real estate loans	44	1	-	-	-
Consumer loans	51	36	37	34	28
Total recoveries of loans previously charged off:	95	37	37	34	28
Net loans charged off ("NCOs")	(4,681)	(636)	(455)	(379)	(219)
Additions to ALL via provision for loan losses charged to operations	6,901	1,369	721	470	251
ALL, at end of year	$4,145	$1,925	$1,192	$926	$835
Ratios:
ALL to NCOs	0.89	3.03	2.62	2.44	3.81
NCOs to average loans	1.03%	0.16%	0.13%	0.13%	0.09%
ALL to total loans	0.91%	0.44%	0.32%	0.29%	0.32%
NPLs to total loans	1.11%	1.31%	0.88%	0.47%	0.54%
NPAs to total assets	0.93%	1.12%	0.68%	0.43%	0.63%

As the table above indicates, the ALL at September 30, 2010 was $4,145 compared with $1,925 at year-end 2009. Loans increased 3.11% in 2010, while the allowance as a percent of total loans increased to 0.91% from 0.44% at year-end 2009. Net real estate loan charge-offs represented 24.01% of the total net charge-offs, and consumer loan charge-offs represented 75.99% of the total net-charge-offs. Net loan charge-offs increased significantly in 2010 due to (a) implementation of a charge-off policy consistent with regulatory guidance requiring charge-off after becoming more than 120 days delinquent on closed-end consumer loans, and after becoming more than 180 days delinquent on all other loans, and (b) continued deterioration in both the real estate and consumer loan portfolios due to the general economic downturn. The ALL, as a percentage of total loans, increased in 2010 as a result of the provision for loan losses exceeding net loan charge-offs for the year ended September 30, 2010. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We employ early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans. The accrual of interest income is discontinued when a loan becomes more than 91 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.  Restructured loans that comply with the restructured terms are considered performing loans.

Non-performing loans decreased $705 (12.2%) during the year ended September 30, 2010 from their balances at 2009 fiscal year end. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.

Our non-performing assets were $5,532 at September 30, 2010, or 0.93%  of total assets. This represented a decrease from $6,425, or 1.12% of total assets, at September 30, 2009. The decrease since September 30, 2009 was primarily due to increases in and more timely charge-offs of non-performing one-to-four family residential loans and non-real estate consumer loans.

Other real estate owned (REO) decreased by $190 (33.81%) and other collateral owned increased by $2 (2.70%) during the year ended September 30, 2010 from their balances as of September 30, 2009. The decrease in other REO is a result of faster than anticipated liquidation of REO properties in 2010.

Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test imposed by our primary regulator, the OTS.

Our total investment portfolio was $41,708 at September 30, 2010 compared with $56,215 at September 30, 2009. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans.  These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase.  Since the time of purchase, $15,175 of the remaining September 30, 2010 book value of the non-agency residential MBS portfolio was downgraded from investment grade to below investment grade.  The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions.   Taking into consideration these developments, we have determined that it is likely we will not collect all amounts due according to the contractual terms of these securities.

The results of our quarterly analyses indicated other-than-temporary impairment (“OTTI”) totaling $5,770 for the year ended September 30, 2010, compared to $12,502 for the year ended September 30, 2009. The credit related component of OTTI, which required charges to earnings were $2,261 for the year ended September 30, 2010, compared to $7,236 for the year ended September 30, 2009. Additionally, we reduced other comprehensive income (before tax), a component of stockholders’ equity, by $3,509, and $5,266 in 2010 and 2009, respectively, for the portion of OTTI attributable to non-credit related factors such as market volatility.

The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2009, balance of OTTI related to credit losses	$7,236
Credit portion of OTTI recognized during the year ended September 30, 2010	2,261
September 30, 2010, balance of OTTI related to credit losses	$9,497

We believe that the remaining fair value of our non-agency MBS portfolio, totaling $24,999, remains subject to numerous factors outside of our control and future quarterly evaluations of fair value could result in additional OTTI losses.

On September 30, 2010, 17 securities included in our non-agency residential MBS have unrealized losses currently included in accumulated other comprehensive income.  These losses represent a 34.5 percent decline in value in comparison to our remaining amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

The amortized cost and market values of our available-for-sale securities as of the periods indicated below were as follows:

	Amortized Cost	Fair Value
September 30, 2010
Residential Agency MBS	$16,240	$16,709
Residential Non-agency MBS	33,772	24,999
Totals	$50,012	$41,708
September 30, 2009
Residential Agency MBS	$19,535	$19,698
Residential Non-agency MBS	46,777	36,517
Totals	$66,312	$56,215

The following tables show the fair value and gross unrealized losses of securities with unrealized losses at September 30, 2010 and 2009, respectively, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010:
U.S. agency securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities (non-agency)	-	-	24,999	8,773	24,999	8,773
Total Securities	$-	$-	24,999	8,773	24,999	8,773

September 30, 2009:
U.S. agency securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities (non-agency)	5,852	965	30,665	9,295	36,517	10,260
Total Securities	$5,852	$965	$30,665	$9,295	$36,517	$10,260

As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of September 30, 2010, we held $15,175 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.

The composition of our available-for-sale portfolio by credit rating as of the periods indicated was as follows:

	September 30,
	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$16,240	$16,709	$19,535	$19,698
AAA	4,514	4,380	10,382	9,436
A	6,041	5,444	4,642	4,013
BBB			4,781	3,538
Below investment grade	23,217	15,175	26,972	19,530
Total	$50,012	$41,708	$66,312	$56,215

Utilizing a third party firm, we obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis.  Our management and Board of Directors reviews the results of this independent valuation and considers additional testing to determine if additional write-downs of the MBS portfolio are warranted.

There were no sales of available-for-sale securities during the year ended September 30, 2010.  The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of September 30, 2010, there were no borrowings outstanding on the Federal Reserve line of credit.

Goodwill and Intangibles. Goodwill is not amortized, but is subject to impairment tests on an annual basis, or more frequently if deemed appropriate. The Company enlisted an independent valuation expert to assist in assessing the carrying value of goodwill as of August 31, 2010, and to determine the likelihood and extent of impairment. The assessment focused on the fair value of the Company, as measured by several different accepted methods, relative to the Company’s book value (i.e. stockholders’ equity per our consolidated balance sheet).

In rendering their opinion as to the fair value of our stock, they considered many factors including but not limited to:
●	The nature and history of the Company
●	The competitive and economic outlook, generally and within our specific markets
●	The book value and financial condition of our Company
●	Our future earnings and dividend capacity, and
●	The size of the block valued, and the prevailing market prices of bank stocks.

The following valuation methodologies were considered (See Note 2 “Fair Value Information” to our consolidated financial statements for a discussion of the valuation hierarchy):
●	Comparable Transactions - an approach based on Level 2 inputs, i.e. sale transactions of comparable banking entities.
●	Control Premium - an approach based on a combination of Level 1 inputs (the quoted price for CZWI shares) and Level 2 inputs (an estimated control premium based on comparable transactions).
●	Discounted Cash Flows – an approach based on Level 3 inputs including projections of the future operations based on management’s assumptions, experience of the independent valuation expert and analysis of publicly available sources.

All approaches were considered in the final estimate of fair value, with the approaches weighed based upon their applicability in accordance with ASC 820 hierarchy.

Valuation Method	Amounts (in $ millions)
Comparable Transaction (Level 2)	$56
Control Premium (Level 1 / Level 2)	39
Discounted Cash Flows (Level 3)	55
Fair Value	$49

At the August 31, 2010 measurement date, the aggregate estimated fair value of the Company was $49 million, which was less than the carrying value of the Company, or its stockholders’ equity of $56 million. Based primarily on this analysis, management determined that the entire goodwill balance of $5,593 was impaired, and subsequently charged $5,593 in goodwill impairment to earnings on September 30, 2010.

We have other intangibles of $816, comprised of core deposit intangible assets arising from various acquisitions from 2002 through 2008. Amortization expense, calculated on a straight line basis, was $332 and $333 for each of the years ended September 30, 2010 and 2009, respectively. Annually, we assess the reasonableness of the remaining useful life assumptions assigned to each core deposit intangible asset. No changes were made in the remaining useful lives of our core deposit intangibles, which originally ranged from approximately 7 to 15 years.

Deposits. Deposits are our largest source of funds. Average total deposits for 2010 were $429,833, an increase of 24.3% from 2009. Deposits increased to $476,302 at September 30, 2010, from $409,311 at September 30, 2009. Core deposits showed growth throughout the year.  Non-CD deposits increased $14,961, of which $8,049 came from the 17 in-store branches opened in 2008 and 2009.  The CD portfolio increased $52,030 primarily as a result of the Bank’s decision to attract new deposit customers within our markets. We continue to grow core deposits through effective execution of our in-store branch growth strategy, and by expanding our deposit product offerings. Management expects to place emphasis on both retaining and generating additional core deposits in 2011 through continued competitive pricing of deposit products and through the branch delivery systems that have already been established.

We relocated two of our branch offices within the Eau Claire market area in September and October 2010, respectively. Both moves were made to better serve our existing customer base as well as provide improved opportunities to grow our deposit and customer bases in a more cost effective manner.

Brokered deposits decreased from $9,845 at September 30, 2009 to $297 at September 30, 2010.  The reduction in brokered certificates of deposit was a result of our strategic decision to allow those deposits to mature in order to reduce our reliance on such deposits. Corresponding liquidity requirements have been replaced, as needed, by core deposits.

Federal Home Loan Bank (FHLB) advances (borrowings).  FHLB advances decreased from $106,805 as of September 30, 2009, to $64,200 as of September 30, 2010. Increases in core deposits, decreases in loan demand and pay downs on our MBS portfolio, all have reduced our reliance on FHLB borrowings to meet liquidity needs.

Stockholders’ Equity. Total stockholders’ equity was $49,877 at September 30, 2010, versus $55,365 at September 30, 2009. The decrease resulted from net losses of $7,091 for the year ended September 30, 2010, partially offset by an increase in accumulated other comprehensive income (a component of stockholders’ equity) of $1,366 which represents a partial offset to the previously discussed credit-related OTTI recognized as a charge to earnings during the year ended September 30, 2010. Additional paid-in capital decreased and unearned ESOP shares increased, each by approximately $3,000 from their September 30, 2009 balances as a result of the December 31, 2009 termination of our ESOP.

Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than or equal to one-year.  At September 30, 2010, our liquidity ratio was 19.93 percent, above our targeted liquidity ratio of 10 percent.

Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; and other short-term investments and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments.  While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $154,989 of our $268,514 (57.7%) CD portfolio will mature within the next 12 months, we have historically retained over 75 percent of our maturing CD’s. Through new deposit product offerings to our branch customers, we are currently attempting to lengthen deposit maturities.  In our present interest rate environment, and based on maturing yields this should also improve our cost of funds. We believe that the expansion of our in-store branch network in attracting core deposits will enhance long-term liquidity, and is a key component to our broader liquidity management strategy.

We maintain access to additional sources of funds including FHLB borrowings and lines of credit with both the Federal Reserve Bank and the United Bankers Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets.  Currently, we have approximately $117,000 available under this arrangement. We also maintain lines of credit of $11,000 with the Federal Reserve Bank, and $5,000 with United Bankers Bank as part of our contingency funding plan.

Off-Balance Sheet Liabilities.  Some of our financial instruments have off-balance sheet risk.  These instruments include unused commitments for credit cards, lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit.  As of September 30, 2010, the Company had approximately $8,800 in unused commitments, compared to approximately $10,700 in unused commitments as of September 30, 2009.

Capital Resources. As of September 30, 2010, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions. However, as a result of certain provisions of the Memorandum of Understanding discussed below, the OTS classifies the Bank as “Adequately Capitalized”. Current OTS guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2010
Total capital (to risk weighted assets)	$56,858,000	11.0%	$41,386,000	>=	8.0%	$51,732,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	53,447,000	10.3%	20,693,000	>=	4.0%	31,039,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	53,447,000	8.9%	23,941,000	>=	4.0%	29,927,000	>=	5.0%
Tangible capital (to tangible assets)	53,447,000	8.9%	8,978,000	>=	1.5%	NA		NA
As of September 30, 2009
Total capital (to risk weighted assets)	$52,081,000	9.6%	$43,630,000	>=	8.0%	$54,537,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	51,074,000	9.4%	21,815,000	>=	4.0%	32,722,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	51,074,000	8.9%	23,009,000	>=	4.0%	28,762,000	>=	5.0%
Tangible capital (to tangible assets)	51,074,000	8.9%	8,628,000	>=	1.5%	NA		NA

The Bank and the Company each continue to operate under Memoranda of Understanding (the “MOU”), issued December 23, 2009, by the OTS. The MOU resulted from issues noted during the examination of the Bank conducted by the OTS, the report on which was dated July 27, 2009. The MOU identified the need for improved management and monitoring of (a) business and capital planning, (b) asset quality, (c) liquidity, and (d) concentrations of credit.  The MOU also called for a formalized internal audit and compliance plan and prohibits the Bank from declaring dividends, and the Company from issuing debt without prior consent of the OTS. Under the MOU, the Bank is required to maintain Tier 1 and Risk-based Capital levels of 8.0% and 10.0%, respectively, and is considered “Adequately Capitalized” by the OTS. We believe that both the Company and the Bank have adequate plans in place to satisfactorily address all of the issues raised by the MOU in appropriate timeframes agreed upon with the OTS.

Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended September 30, 2010 and 2009:

Year ended September 30, 2010:
	December 31,	March 31,	June 30,	September 30,
Interest income	$8,172	$8,095	$8,263	$8,230
Interest expense	3,193	2,745	2,750	2,891
Net interest income	4,979	5,350	5,513	5,339
Provision for loan losses	760	1,402	1,331	3,408
Net interest income after provision for loan losses	4,219	3,948	4,182	1,931
Non-interest income (loss)	19	(24)	373	(6,119)
Non-interest expense	3,937	4,045	4,274	4,318
Income before income tax expense	301	(121)	281	(8,506)
Provision (benefit) for income tax	126	(42)	119	(1,158)
Net income (loss)	$175	$(79)	$162	$(7,348)
Basic earnings (loss) per share	$0.03	$(0.02)	$0.03	$(1.44)
Diluted earnings (loss) per share	$0.03	$(0.02)	$0.03	$(1.44)
Dividends paid	$-	$-	$-	$-

Year ended September 30, 2009:
	December 31,	March 31,	June 30,	September 30,
Interest income	$7,391	$7,458	$7,858	$8,233
Interest expense	3,811	3,701	3,579	3,597
Net interest income	3,580	3,757	4,279	4,636
Provision for loan losses	267	374	324	404
Net interest income after provision for loan losses	3,313	3,383	3,955	4,232
Non-interest income (loss)	477	476	(6,742)	559
Non-interest expense	3,317	3,552	4,080	3,976
Income before income tax expense	473	307	(6,867)	815
Provision (benefit) for income tax	207	114	(2,735)	325
Net income (loss)	$266	$193	$(4,132)	$490
Basic earnings (loss) per share	$0.05	$0.04	$(0.80)	$0.12
Diluted earnings (loss) per share	$0.05	$0.04	$(0.80)	$0.12
Dividends paid	$0.05	$0.05	$0.05	$0.05

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by our Asset and Liability Management Committee. The Asset and Liability Management Committee is comprised of members of senior management.  The Asset and Liability Management Committee establishes guidelines for and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs.  The committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk and profitability goals.  The Asset and Liability Management Committee meets on a weekly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of our assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis.  At each meeting, the committee recommends strategy changes, as appropriate, based on this review.  The committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a monthly basis.

In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

●	originating shorter-term secured consumer loans;
●	managing our funding needs by focusing on core deposits and reducing our reliance on brokered deposits and borrowings;
●	originating first mortgage loans, with a clause allowing for payment on demand after a stated period of time;
●	reducing non-interest expense and managing our efficiency ratio;
●	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure;
●	improving asset and collateral disposition practices; and
●	focusing on sound and consistent loan underwriting practices based primarily on borrowers’ debt ratios, credit score and collateral values.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.

As of September 30, 2010, $220,401 of loans in our portfolio included a payable-on-demand clause.  We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate.  Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases.  It is the Bank’s policy to write the majority of its real estate loans with a payable-on-demand clause.  The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity.

The following table sets forth, at September 30, 2010, an analysis of our interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments).  As of September 30, 2010, due to the current level of interest rates, NPV estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points ("bp") Rate Shock in Rates (1)	Net Portfolio Value			Net Portfolio Value as $ of
	Amount	Change	Change	NPV Ratio	Change
(Dollars in thousands)
+300bp	$37,009	$(4,541)	(11%)	6.37%	(57	) bp
+200bp	37,699	(3,851)	(9%)	6.44%	(51)
+100bp	38,969	(2,581)	(6%)	6.59%	(35)
+50bp	39,910	(1,641)	(4%)	6.71%	(23)
0bp	41,550	-	-	6.94%	-
-50bp	40,140	(1,410)	(3%)	6.70%	(24)
-100bp	40,828	(722)	(2%)	6.80%	(14)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT BY CITIZENS COMMUNITY BANCORP, INC.’S MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors  regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the polices or procedures may deteriorate.

Management assessed the Company’s systems of internal control over financial reporting as of September 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of September 30, 2010, the Company maintained effective internal control over financial reporting based on those criteria.

CITIZENS COMMUNITY BANCORP., INC.
DECEMBER 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Citizens Community Bancorp, Inc.
Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheet of Citizens Community Bancorp, Inc. and Subsidiary as of September 30, 2010, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Community Bancorp, Inc. and Subsidiary as of September 30, 2010 and the consolidated results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
December 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Citizens Community Bancorp, Inc.
Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheet of Citizens Community Bancorp, Inc. and Subsidiaries as of September 30, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2009, and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Community Bancorp, Inc. and Subsidiaries as of September 30, 2009, and the results of their operations and their cash flows for the years ended September 30, 2009, and 2008, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP

December 21, 2009
Eau Claire, Wisconsin

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Balance Sheets
September 30, 2010 and September 30, 2009
(in thousands, except share data)

Assets	September 30, 2010	September 30, 2009
Cash and cash equivalents	$72,438	$43,191
Other interest-bearing deposits	-	2,458
Securities available-for-sale (at fair value)	41,708	56,215
Federal Home Loan Bank stock	5,787	6,040
Loans receivable	456,232	442,470
Allowance for loan losses	(4,145)	(1,925)
Loans receivable - net	452,087	440,545
Office properties and equipment - net	7,216	8,029
Accrued interest receivable	1,977	2,179
Intangible assets	816	1,148
Goodwill	-	5,593
Other assets	12,336	10,008
TOTAL ASSETS	$594,365	$575,406

Liabilities and Stockholders' Equity	September 30, 2010	September 30, 2009
Liabilities:
Deposits	$476,302	$409,311
Federal Home Loan Bank advances	64,200	106,805
Other liabilities	3,986	3,925
Total liabilities	544,488	520,041

Stockholders' equity:
Common stock - 5,113,258 and 5,471,780 shares, respectively	51	55
Additional paid-in capital	53,823	56,877
Retained earnings	1,130	8,221
Unearned ESOP shares	-	(3,070)
Unearned deferred compensation	(1)	(23)
Accumulated other comprehensive loss	(5,126)	(6,695)
Total stockholders' equity	49,877	55,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$594,365	$575,406
See accompanying notes to consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC. Consolidated Statements of Operations Years Ended September 30, 2010, 2009, and 2008 (in thousands, except per share data)
	2010	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$29,610	$27,007	$23,129
Interest on investments	3,149	3,933	3,605
Total interest and dividend income	32,759	30,940	26,734
Interest expense:
Interest on deposits	8,384	10,158	9,138
Interest on borrowed funds	3,195	4,530	5,001
Total interest expense	11,579	14,688	14,139
Net interest income	21,180	16,252	12,595
Provision for loan losses	6,901	1,369	721
Net interest income after provision for loan losses	14,279	14,883	11,874
Noninterest income:
Total other-than-temporary impairment losses	(5,770)	(12,502)	-
Portion of loss recognized in other comprehensive loss (before tax)	3,509	5,266	-
Net impairment losses recognized in earnings	(2,261)	(7,236)	-
Goodwill impairment	(5,593)	-	-
Service charges on deposit accounts	1,514	1,361	1,069
Insurance commissions	216	355	344
Loan fees and service charges	362	279	283
Other	11	11	13
Total noninterest income (loss)	(5,751)	(5,230)	1,709
Noninterest expense:
Salaries and related benefits	7,797	7,263	5,857
Occupancy - net	2,553	2,203	1,313
Office	1,413	1,515	1,133
Data processing	308	396	359
Amortization of core deposit	332	333	307
Advertising, marketing and public relations	173	242	148
FDIC premium assessment	944	962	176
Professional services	1,160	728	589
Other	1,894	1,283	1,219
Total noninterest expense	16,574	14,925	11,101
Income (loss) before provision for income tax	(8,046)	(5,272)	2,482
Provision (benefit) for income taxes	(955)	(2,089)	1,008
Net income (loss) attributable to common stockholders	$(7,091)	$(3,183)	$1,474
Per share information:
Basic earnings (loss)	$(1.39)	$(0.59)	$0.24
Diluted earnings (loss)	$(1.39)	$(0.59)	$0.24
Dividends paid	$-	$0.20	$0.20
See accompanying notes to consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of
Changes in Stockholders' Equity
Years ended September 2010, 2009 and 2008
(in thousands, except Shares)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares		Unearned Compensation	Accumulated Other Comprehensive Income (loss)	Total Equity
Balance, October 1, 2007	7,118,205	$71	$69,934	$12,420		$(3,877)	$(207)	$(192)	$78,149
Comprehensive loss:
Net income				1,474					1,474
Amortization of unrecognized prior service costs and net gains/losses, net of tax								102	102
Net unrealized gain on available for sale securities, net of tax								(2,696)	(2,696)
Change for realized losses on securities available for sale for
OTTI write-down, net of tax									-
Total comprehensive loss									(1,120)
Common stock repurchased	(890,300)	(9)	(7,846)						(7,855)
Stock option expense			71						71
Committed ESOP shares						461			461
Appreciation in fair value of ESOP shares			22						22
Cancellation of unvested restricted stock	(910)		11				(11)		-
Amortization of restricted stock							92		92
Cash dividends ($0.20 per share)				(1,344)					(1,344)
Balance, September 30, 2008	6,226,995	62	62,192	12,550		(3,416)	(126)	(2,786)	68,476
Comprehensive loss:
Net loss				(3,183)					(3,183)
Pension curtailment, net of tax								194	194
Amortization of unrecognized prior service costs and net gains/losses, net of tax								(144)	(144)
Net unrealized gain on available for sale securities, net of tax								(8,662)	(8,662)
Change for realized losses on securities available for sale for
OTTI write-down, net of tax								4,703	4,703
Total comprehensive loss									(7,092)
Common stock repurchased	(749,520)	(7)	(5,253)						(5,260)
Stock option expense			48						48
Committed ESOP shares						346			346
Depreciation in fair value of ESOP shares			(70)						(70)
Cancellation of unvested restricted stock	(5,695)		(40)				40		-
Amortization of restricted stock							63		63
Cash dividends ($0.20 per share)				(1,146)					(1,146)
Balance, September 30, 2009	5,471,780	55	56,877	8,221		(3,070)	(23)	(6,695)	55,365
Comprehensive loss:
Net loss				(7,091)					(7,091)
Amortization of unrecognized prior service costs and net gains/losses, net of tax								(12)	(12)
Net unrealized gain on available for sale securities, net of tax								215	215
Change for realized losses on securities available for sale for
OTTI write-down, net of tax								1,366	1,366
Total comprehensive loss									(5,522)
Stock option expense			12						12
Termination of ESOP	(358,502)	(4)	(3,066)			3,070			-
Forfeiture of unvested shares	(20)								-
Amortization of restricted stock							22		22
Balance, September 30, 2010	5,113,258	$51	$53,823	$1,130	$	- $	(1)	$(5,126)	$49,877
See Accompanying notes to consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows - Audited
Years Ended September 30, 2010, 2009 and 2008 (in thousands, except per share data)
	2010	2009	2008
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$(7,091)	$(3,183)	$1,474
Adjustments to reconcile net loss to net cash provided by operating activities:
Net securities amortization	(379)	(341)	(274)
Provision for depreciation	1,122	959	533
Provision for loan losses	6,901	1,369	721
Impairment on mortgage-backed securities	2,261	7,236	0
Impairment on goodwill	5,593	0	0
Amortization of core deposit intangible	332	333	307
Amortization of restricted stock	22	63	92
Provision for stock options	12	48	71
Benefit for deferred income taxes	(1,054)	(631)	(184)
ESOP contribution benefit in excess of shares released	0	(70)	22
Increase in accrued interest receivable and other assets	(1,337)	(1,908)	(682)
Decrease (increase) in other liabilities	49	(97)	288
Total adjustments	13,522	6,961	894
Net cash provided by operating activities	6,431	3,778	2,368
Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	0	(253)	(965)
Purchase securities available for sale	0	(20,004)	(31,839)
Net (increase) decrease in interest-bearing deposits	2,458	(2,087)	0
Proceeds from principal repayments on securities available for sale	14,418	12,580	5,780
Proceeds from sale of FHLB stock	253	0	0
Net increase in loans	(18,393)	(73,987)	(49,162)
Net capital expenditures	(306)	(3,070)	(2,555)
Net cash received from branch acquisition	0	0	17,509
Net cash used in investing activities	(1,570)	(86,821)	(61,232)
Cash flows from financing activities:
Net increase (decrease) in borrowings	(42,605)	(3,440)	13,799
Net increase in deposits	66,991	112,068	71,115
Repurchase shares of common stock	0	(5,260)	(7,855)
Reduction in unallocated shares held by ESOP	0	346	461
Cash dividends paid	0	(1,146)	(1,344)
Net cash provided by financing activities	24,386	102,568	76,176
Net increase in cash and cash equivalents	29,247	19,525	17,312
Cash and cash equivalents at beginning of year	43,191	23,666	6,354
Cash and cash equivalents at end of year	$72,438	$43,191	$23,666
Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$8,382	$10,155	$9,137
Interest on borrowings	3,316	4,594	4,991
Income taxes	851	925	1,312
Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	$456	$641	$315

See accompanying notes to consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Citizens Community Federal (the “Bank”) included herein have been included by its parent company, Citizens Community Bancorp, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Citizens Community Bancorp (“CCB”) was a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004.  Originally, Citizens Community Federal was a credit union. In December 2001, Citizens Community Federal converted to a federal mutual savings bank. In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization. In 2006, Citizens Community Bancorp completed its second-step mutual to stock conversion.

The consolidated income of the Company is principally derived from the Bank’s income.  The Bank originates residential and consumer loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan.  The Bank operates 26 full-service offices; eight stand-alone locations and 18 branches located inside Walmart Supercenters.

The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products.  Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

In preparing these financial statements, we evaluated the events and transactions that occurred through December 22, 2010, the date on which the financial statements were available to be issued.  As of December 22, 2010, there were no subsequent events which required recognition or disclosure.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Community Federal.  All significant inter-company accounts and transactions have been eliminated.

Use of Estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, valuation of acquired intangible assets, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any individual reporting period.

Cash and Cash Equivalents – For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash, due from banks, and interest-bearing deposits with original maturities of three months or less.

Securities – Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses and losses deemed other-than-temporarily impaired due to non-credit issues being reported in other comprehensive income, net of tax. Unrealized losses deemed other-than-temporarily due to credit issues are reported in operations. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.

Declines in the fair value of securities below their cost that are other than temporary due to credit issues are reflected as “Net impairment losses recognized in earnings” in the statement of operations. In estimating other-than-temporary impairment, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss), net of the related tax effect.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and consumer loans is discontinued at the time the loan is over 91 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account due date, less than 92 days delinquent. Interest on impaired loans considered troubled debt restructurings that are not 91 days delinquent is recognized as income as it accrues based on the revised terms of the loan.

Real estate loans and open ended consumer loans are charged off to estimated net realizable value less estimated selling costs at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes greater than 180 days past due. Closed end consumer loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes greater than 120 days past due.

Allowance for Loan Losses – The allowance for loan losses is a valuation allowance for probable and inherent credit losses. Loan losses are charged against the allowance for loan loss (ALL) when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL. Management estimates the allowance balance required using past loan loss experience; the nature, volume and composition of the loan portfolio; known and inherent risks in the portfolio; information about specific borrowers’ ability to repay and estimated collateral values; current economic conditions; and other relevant factors. The ALL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire ALL balance is available for any loan that, in management’s judgment, should be charged off.

A loan is impaired when full payment under the loan terms is not expected. Troubled debt restructurings and classified mortgage and consumer loans are individually evaluated for impairment. If a loan is impaired, a specific allowance is established so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the underlying collateral of the loan. Large groups of smaller balance homogeneous loans, such as non-classified consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Federal Home Loan Bank (FHLB) Stock – The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock based on the Bank’s level of borrowings from the FHLB and other factors, and may invest in additional amounts of FHLB stock.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; (2) the impact of legislative and regulatory changes on the FHLB; and (3) the liquidity position of the FHLB. Both cash and stock dividends are reported as income. The stock is pledged as collateral for outstanding FHLB borrowings.

FHLB stock is evaluated quarterly for impairment. The FHLB of Chicago is currently under a regulatory order for its capital level which requires approval for dividend payments and stock redemptions. However, based on management’s quarterly evaluation, no impairment has been recorded on these securities.

Foreclosed Assets - Assets acquired through or instead of loan foreclosure are initially recorded at the lower of carrying cost or fair value, less estimated costs to sell, which establishes a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and included in Non-interest Expense, Other on the statement of operations. Foreclosed assets are included in Other Assets on the balance sheets. Foreclosed asset balances were $448 and $636 at September 30, 2010 and 2009, respectively.

Office Properties and Equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of office properties and equipment are reflected in income. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated using the straight-line (or accelerated) method with useful lives based on the lesser of (a) the estimated life of the lease, or (b) the estimated useful life of the leasehold improvement.

Goodwill and Other Intangible Assets – Goodwill arises from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets.

During 2010, in light of the persistent depressed trading price of the Company’s common stock relative to the net book value per common stock share, the Company, with the assistance of a third party valuation firm, determined an estimated cash fair value of the Company’s common stock. Consideration was given to the nature and history of the Company, the competitive and economic outlook for the Bank’s markets and the banking industry in general, the book value and financial condition of the Company, the future earnings and dividend paying potential, the Company’s market capitalization, and the prevailing market prices of comparative bank stocks. The following valuation methodologies were considered: (1) comparable transactions approach –comparing acquisition pricing multiples or ratios relative to reported earnings, book value, tangible book value, assets and core deposits paid for other banking franchises in recent periods; (2) control premium approach – utilizing the quoted trading price for the Company’s common stock and applying an adjustment based on the control premiums paid in recent merger transactions to derive a fair value for the Company; and (3) discounted cash flow approach – deriving value based on the present value of estimated future dividends over the commonly accepted five-year time horizon and a projected terminal value at the end of the fifth year.

When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of the Company’s common shares was considered to be consistently less than the book value. Further, the estimated fair value of the Company was $49 million, which was less than stockholders’ equity of approximately $56.6 million and tangible stockholders’ equity of approximately $50.1 million as of the goodwill valuation date of August 31, 2010. Therefore, management concluded that goodwill was fully impaired, and subsequently $5,593 of goodwill was charged to goodwill impairment on the statement of operations.

Other intangible assets consist of core deposit intangible assets arising from branch acquisitions. They were initially measured at fair value and amortized over their estimated useful lives, ranging from 7 to 15 years. The balance of core deposit intangible assets, were $816 and $1,148 at September 30, 2010 and 2009, respectively. Amortization expense related to these core deposit intangible assets was $332 and $333 for the years ended September 30, 2010 and 2009, respectively.  Accumulated amortization on core deposit intangible assets was $1,704 and $1,372, respectively.

Interest Bearing Deposits- Other interest-bearing deposits mature within one year and are carried at cost, which approximates fair value.

Advertising Expense – The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended September 30, 2010, 2009, and 2008 were $173, $242, and $148, respectively.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 14 below for details on the Company’s income taxes.

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with utilization of operating loss and tax credit carry forwards not expiring, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.

Earnings Per Share – Basic earnings per common share is net income or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable during the period, consisting of stock options outstanding under the Company’s stock incentive plan.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the normal course of business, are recorded as liabilities when the likelihood of loss is probable and an amount of loss can be reasonably estimated.

Off-Balance-Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and commitments under credit card arrangements. Such financial instruments are recorded in the financial statements when they become payable.

Other Comprehensive Loss – Accumulated and comprehensive loss is comprised of the unrealized and realized losses on securities available for sale and pension liability adjustments, net of tax, and is shown on the Consolidated Statements of Stockholders’ Equity.

Operating Segments – While the chief decision makers monitor the revenue streams of the various banking products and services, operations are managed and financial performance is evaluated on a Company wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications – Certain items previously reported were reclassified for consistency with the current presentation.

Adoption of New Accounting Standards - In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of this guidance is for an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for doubtful accounts; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis shall be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance makes changes to existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. The guidance pertaining to disclosures as of the end of a reporting period are effective for the Company for interim and annual reporting periods ending on or after December 15, 2010. The guidance pertaining to disclosures about activity that occurs during a reporting period are effective for the Company for interim and annual reporting periods beginning on or after December 15, 2010. The provisions of this guidance are not expected to have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In March, 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives.” The objective of this guidance is to clarify that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 were effective for the Company for interim and annual reporting periods beginning after June 15, 2010 and did not   have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In January 2010, the FASB issued ASU 2010-06, which provided updated guidance on fair value measurements and disclosures as set forth in ASC 820-10.  The guidance requires companies to disclose transfers in and out of levels 1 and 2, and to expand the reconciliation of level 3 fair value measurements by presenting separately information about purchases, sales, issuances and settlements.  The updated guidance also clarifies existing disclosure requirements on the level of disaggregation (provide fair value measurement disclosures for each class of assets and liabilities) and inputs and valuation techniques (required disclosure for fair value measurements that fall in either level 2 or level 3).  This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation of level 3 fair value measurements.  Those disclosures regarding the reconciliation of level 3 fair value measurements are effective for periods beginning after December 15, 2010.  We adopted this guidance effective January 1, 2010, except with respect to the level 3 reconciliation requirements. The expanded level 3 reconciliation requirement will be adopted for our fiscal year ending September 30, 2011.

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

NOTE 2 – FAIR VALUE INFORMATION

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

Assets Measured on a Recurring Basis

The fair value of securities available for sale is determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, we utilize independent third party valuation analyses to support our own estimates and judgments in determining fair value.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010: Securities available for sale:
U.S. Agency securities	$16,709	$-	$16,709	$-
Non-agency mortgage-backed securities	24,999	-	-	24,999
Total	$41,708	$-	$16,709	$24,999
September 30, 2009:
U.S. Agency securities	$19,698	$-	$19,698	$-
Non-agency mortgage-backed securities	36,517	-	-	36,517
Total	$56,215	$-	$19,698	$36,517

Assets Measured on a Nonrecurring Basis

Fair value of foreclosed assets is determined, initially, by a third-party appraisal.  Subsequent to foreclosure, valuations are periodically performed by management to identify potential changes in fair value. Fair value of loans restructured in a troubled debt restructuring is based on the value of the underlying collateral at the time of restructuring, which is determined by either a third-party appraisal for real estate, or a third party price quote on secured consumer loans.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Foreclosed assets	$448	$-	$-	$448
Loans restructured in a troubled debt restructuring	3,179	-	-	3,178
Total	$448	$-	$-	$448
September 30, 2009:
Foreclosed assets	$636	$-	$-	$636
Loans restructured in a troubled debt restructuring	1,020	-	-	1,020
Total	$636	$-	$-	$636

Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable.  With respect to residential mortgage- backed securities held as investments by the Company, the credit markets continue to be disrupted resulting in a continued dislocation and lack of trading activity.  Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Company, employing a methodology that considers future cash flows along with risk-adjusted returns.  The inputs in this methodology are as follows: ability and intent to hold to maturities, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. We had an independent valuation of all Level 3 securities in the current quarter.  Based on this valuation, we recorded pre-tax other-than-temporary impairment of $1,065 in the current quarter, and $2,276 for the year ended September 30, 2010.

The fair value of foreclosed assets is determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, we utilize independent third party appraisals to support our own estimates and judgments in determining fair value.

The following table presents a reconciliation of residential mortgage-backed securities held by the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal years ended September 30, 2010 and 2009:

	2010	2009
Balance beginning of year	$36,517	$61,233
Total gains or losses (realized/unrealized):
Included in earnings	(2,261)	(7,236)
Included in other comprehensive loss	1,487	(6,251)
Purchases, sales, issuances, and settlements, net	(10,744)	(11,229)
Balance end of year	$24,999	$36,517

Fair Values of Financial Instruments

ASC 825-10 and ASC 270-10, Interim Disclosures about Fair Value Financial Instruments, require disclosures about fair value financial instruments and significant assumptions used to estimate fair value. The estimated fair values of financial instruments not previously disclosed and certain assumptions used to estimate the fair value by asset type are as follows:

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

Accrued Interest Receivable and Payable
Due to their short-term nature, the carrying amounts of accrued interest receivable and payable, respectively, were considered to be a reasonable estimate of fair value.

Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date. The fair value of certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates.

Borrowed Funds
The fair value of long-term borrowed funds is estimated using discounted cash flows based on the Bank’s current incremental borrowing rates for similar borrowing arrangements.  The carrying value of short-term borrowings approximates its fair value.

Off-Balance-Sheet Instruments
The fair value of off-balance sheet commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the customers. Since this amount is immaterial to the Company, no amounts for fair value are presented.

The carrying amount and estimated fair value of financial instruments were as follows:

	September 30,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets :
Cash and cash equivalents	$72,438	$72,438	$43,191	$43,191
Interest-bearing deposits	-	-	2,458	2,458
Securities available for sale	41,708	41,708	56,215	56,215
Loans receivable	452,087	477,039	440,545	449,666
FHLB stock	5,787	5,787	6,040	6,040
Accrued interest receivable	1,977	1,977	2,179	2,179

Financial liabilities:
Deposits	476,302	482,337	409,311	413,511
Borrowed funds	64,200	68,290	106,805	112,009
Accrued interest payable	$232	$232	$351	$351

NOTE 3 – SECURITIES

The amortized cost, estimated fair value and related unrealized gains and losses of securities available for sale as of September 30, 2010 and 2009, respectively are as follows:

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2010
U.S. Agency securities	$16,240	$469	$-	$16,709
Non-agency mortgage-backed securities	33,772	-	8,773	24,999
Total temporarily impaired	$50,012	$469	$8,773	$41,708
2009
U.S. Agency securities	$19,535	$163	$-	$19,698
Non-agency mortgage-backed securities	46,777	-	10,260	36,517
Total temporarily impaired	$66,312	$163	$10,260	$56,215

The estimated fair value of securities at September 30, 2010, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due after one year through five years	$69	$69
Due after five years through ten years	$141	$151
Due after ten years	16,030	16,489
Subtotals	16,240	16,709
Mortgage-backed securities	33,772	24,999
Total securities available for sale	$50,012	$41,708

Securities with unrealized losses at September 30, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010:
U.S. agency securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities (non-agency)	-	-	24,999	8,773	24,999	8,773
Total Securities	$-	$-	$24,999	$8,773	$24,999	$8,773

September 30, 2009:
U.S. agency securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities (non-agency)	5,852	965	30,665	9,295	36,517	10,260
Total Securities	$5,852	$965	$30,665	$9,295	$36,517	$10,260

The non-agency mortgage backed securities with continuous unrealized losses for twelve months or more consist of 17 specific securities.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Consolidated Statement of Operations. Losses other than credit will continue to be recognized in other comprehensive income.  Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company will not be required to sell the debt security before its anticipated recovery and therefore, there is no other-than-temporary impairment.

At September 30, 2010,  holdings of securities of any one issuer in an amount greater than 10% of the Company’s stockholders’ equity were as follows:

	September 30, 2010		September 30, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
JP Morgan Trust	$7,885	$5,705	$10,232	$8,242
Wells Fargo MBS	11,718	8,790	15,736	13,155
Total securities available for sale	$19,603	$14,495	$25,968	$21,397

There were no sales of available for sale securities during the three-year period ended September 30, 2010.

A summary of the amount of other-than-temporary impairment related to credit losses on available-for-sale securities that have been recognized in earnings follows:

	Year ended September 30,
	2010	2009
Beginning balance of the amount of OTTI related to credit losses	$7,236	$-
Credit portion of OTTI on securities for which OTTI was not previously recognized	2,276	7,236
Cash payments received on a security in excess of the security's book value adjusted for previously recognized credit portion of OTTI	(15)	-
Ending balance of the amount of OTTI related to credit losses	$9,497	$7,236

The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of September 30, 2010, there are no borrowings outstanding on the Federal Reserve line of credit.

NOTE 4 – LOANS / ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of September 30, 2010 and 2009, respectively are as follows:

		2010	2009
Real estate loans:
	First mortgages - 1 to 4-family	$254,821	$230,412
	Multifamily and commercial	196	174
	Second mortgages	7,674	9,639
	Total real estate loans	262,691	240,225
Consumer loans:
	Automobile	18,542	24,875
	Secured personnal	171,135	172,040
	Unsecured personal	4,636	5,655
	Total consumer loans	194,313	202,570
Gross loans		457,004	442,795
Less:
	Deferred loan origination fees, net of costs	(772)	(325)
	Allowance for loan losses	(4,145)	(1,925)
Loans receivable, net		$452,087	$440,545

Certain directors and executive officers of the Company and the Bank are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2010 and 2009. A summary of the changes in those loans is as follows:

	September 30,
	2010	2009
Balance - beginning of year	$48	$36
New loan originations	-	27
Repayments	(15)	(15)
Balance - end of year	$33	$48

Information regarding impaired loans is as follows:

	September 30,
	2010	2009
Impaired loans with no allocated allowance for loan loss	$5,876	$3,436
Impaired loans with allocated allowance for loan loss	2,581	3,373
Allowance allocated to impaired loans	734	$918

Interest income on impaired loans is as follows:

	For the year ended September 30,
	2010	2009	2008
Average impaired loans during the year	$2,197	510	$-
Interest income recognized during impairment	30	-	-
Cash-basis interest recognized	26	-	$-

Non-performing loans as of the end of the periods shown below are as follows:

	2010	2009
Nonaccrual loans (1)	$5,084	$5,789
Total non performing loans (2)	$5,084	$5,789

(1)   Included in nonaccrual loans as of September 30, 2010 and 2009, respectively, are $0 of troubled debt restructurings that are currently in a nonaccrual status.
(2)   Non performing loans are defined as non-accrual loans.

Allowance for Loan Losses - The Allowance for Loan Losses (“ALL”) represents management’s estimate of probable and inherent credit losses in the Company’s loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change.  Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses is charged to operations based on management’s periodic evaluation of the aforementioned specific factors as well as any other pertinent factors that management believes are relevant.

The ALL consists of a specific component on impaired loans and a general component for non-impaired loans. The components of the ALL represent estimations pursuant to either ASC 450-10, Accounting for Contingencies, or ASC 310-10, Accounting by Creditors for Impairment of a Loan. The specific component of the ALL reflects estimated losses from analyses developed through review of individual loans deemed impaired. These analyses involve a high degree of judgment in estimating the amount of potential loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general component of the ALL is based on the Company’s historical loss experience which is updated quarterly. The general component of the ALL also includes consideration for concentrations, changes in portfolio mix and volume and other qualitative factors.

There are many factors affecting the ALL; some are quantitative, while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which result in probable credit losses), includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

Changes in the ALL for the periods presented below were as follows (dollar amounts in thousands):

	2010	2009	2008
Balance at beginning of year	$1,925	$1,192	$926
Provision charged to operations	6,901	1,369	721
Loans charged off	(4,776)	(673)	(492)
Recoveries	95	37	37
Balance at end of year	$4,145	$1,925	$1,192

As an integral part of their examination process, various regulatory agencies review the ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

Impaired loans with an allocated allowance based upon the fair value of the underlying collateral totaled $2,581 at September 30, 2010 compared to $3,373 at September 30, 2009. The allocated allowance on impaired loans was $734 at September 30, 2010, compared to $918 at September 30, 2009.

NOTE 5 – OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at September 30 consists of the following:

	2010	2009
Land	$653	$695
Buildings	$2,833	$2,825
Furniture, equipment, and vehicles	9,671	9,466
Subtotals	13,157	12,986
Less - Accumulated depreciation	(5,941)	(4,957)
Office properties and equipment - net	$7,216	$8,029

Depreciation expense was $1,122 and $959 for the years ended September 30, 2010 and 2009,  respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

When consideration was given to the three valuation methodologies discussed above in Note 1; “Nature of Business and Summary of Significant Accounting Policies”, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of the Company’s common shares was considered to be consistently less than the Company’s book value. Further, the estimated fair value of the Company was $49 million, which was less than stockholders’ equity of approximately $56.6 million and tangible stockholders’ equity of approximately $50.1 million as of the goodwill valuation date of August 31, 2010. Therefore, management concluded that goodwill was fully impaired, and subsequently $5,593 of goodwill was charged to goodwill impairment on the consolidated statement of operations.

A summary of goodwill and related impairment losses for the periods shown below follows:

	2010	2009
Balance at beginning of year	$5,593	$5,593
Accumulated impairment losses at beginning of year	$-	$-
Impairment losses recognized during the year	(5,593)	-
Balance at end of year	$-	$5,593

Other intangible assets consist of core deposit intangibles arising from various bank acquisitions. A summary of core deposit intangibles and related amortization for the periods shown below follows:

	2010	2009
Balance at beginning of year	$1,148	$1,481
Capitalized	-	-
Amortization	(332)	(333)
Balance at end of year	$816	$1,148

The estimated aggregate amortization expense is as follows:

2011	$333
2012	209
2013	57
2014	57
2015	57
After 2015	103
Total	$816

NOTE 7 – DEPOSITS

The following is a summary of deposits by type at September 30, 2010 and 2009, respectively:
	2010	2009
Non-interest-bearing demand deposits	$15,925	$14,943
Interest-bearing demand deposits	5,279	4,788
Savings accounts	31,269	26,387
Money market accounts	155,315	146,709
Certificate accounts	268,514	216,484
Total deposits	$476,302	$409,311
Brokered certificates of deposit included above:	$297	$9,845

At September 30, 2010, the scheduled maturities of time deposits were as follows:

2011	$154,989
2012	40,704
2013	55,455
2014	17,276
2015	90
After 2015	-
Total	$268,514

Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at September 30, 2010, and 2009 amounted to $607 and $348, respectively.

NOTE 8 – FHLB ADVANCES

A summary of Federal Home Loan Bank advances at September 30, 2010 and 2009, respectively is as follows:

Year of Maturity	2010	Weighted Average Rate	2009	Weighted Average Rate
2010	$-	-	$35,400	4.01%
2011	33,800	4.12%	33,800	4.12%
2012	16,000	4.46%	16,000	4.46%
2013	6,750	3.99%	6,750	3.99%
2014	6,150	4.45%	6,150	4.45%
After 2014	1,500	4.05%	1,500	4.05%
Total fixed maturity	$64,200		$99,600
Advances with amortizing principal	-		7,205	0.36%
Total	$64,200		$106,805

At September 30, 2010, the Bank’s available and unused portion of this borrowing agreement was approximately $117,000.

Maximum month-end amounts outstanding were $64,200 and $106,805 at September 30, 2010 and 2009, respectively.

Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $241,500 of real estate mortgage loans. FHLB advances are also secured by FHLB stock owned by the Company of $5,787 and $6,040 at September 30, 2010 and 2009, respectively.

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) and related tax effects for the fiscal years ended September 30, 2010, 2009 and 2008, respectively, consist of the following:

	Fiscal Year Ended September 30,
	2010		2009		2008

Net unrealized gain (loss) on securities available for sale, net of tax expense (benefit) of $116 in 2010, ($4,664) in 2009, and ($1,453) in 2008.	$215		$(8,662)		$(2,696)

Reclassification adjustment for losses realized in income, net of tax expense of $736 in 2010, $2,533 in 2009, and $-0- in 2008	1,366		4,703

Pension liability adjustments, net of tax expense (benefit) of ($4) in 2010, $33 in 2009, and $68 in 2008	(12)		50		102

Other Comprehensive loss	$1,569 $		(3,909)		$(2,594)

The components of accumulated other comprehensive loss, net of income taxes:

Net unrealized gain (loss) on securities available for sale, net of tax expense (benefit) of ($3,322) in 2010, ($3,534) in 2009, and ($1,402) in 2008.	$(4,982	) $	(6,563	) $	(2,605)
Pension liability adjustments, net of tax expense (benefit) of ($96) in 2010, ($88) in 2009, and ($121) in 2008	(144)		(132)		(181)
Accumulated other comprehensive loss	$(5,126	) $	(6,695	) $	(2,786

NOTE 10 – CAPITAL MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2010, the Office of Thrift Supervision categorized the Bank as “Adequately Capitalized”, under the regulatory framework for prompt corrective action, despite the Bank’s calculated Tier 1 and Risk-based capital levels above the “Well Capitalized” thresholds. This categorization is the result of the Memorandum of Understanding still in effect between the OTS and the Bank.  However, the Bank has received the OTS’ permission to accept brokered deposits, despite the “Adequately Capitalized” categorization.

The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2010 and 2009, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2010
Total capital (to risk weighted assets )	$56,858,000	11.0%	$41,386,000	>=	8.0%	$51,732,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	53,447,000	10.3%	20,693,000	>=	4.0%	31,039,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	53,447,000	8.9%	23,941,000	>=	4.0%	29,927,000	>=	5.0%
Tangible capital (to tangible assets)	53,447,000	8.9%	8,978,000	>=	1.5%	NA		NA
As of September 30, 2009
Total capital (to risk weighted assets )	$52,081,000	9.6%	$43,630,000	>=	8.0%	$54,537,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	51,074,000	9.4%	21,815,000	>=	4.0%	32,722,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	51,074,000	8.9%	23,009,000	>=	4.0%	28,762,000	>=	5.0%
Tangible capital (to tangible assets)	51,074,000	8.9%	8,628,000	>=	1.5%	NA		NA

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk – The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include off-balance-sheet credit instruments consisting of commitments to make loans. The face amounts for these items represent the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Set forth below are the balances of the Company’s off-balance-sheet credit instruments consisting of commitments to make loans as of September 30, 2010 and 2009, respectively.

	Contract or Notional Amount at September 30,
	2010	2009
Commitments to extend credit - Fixed rate 4.00% - 8.90% in 2010, and 4.25% - 10.25% in 2009	$1,655	$2,569
Unused lines of credit:
Real estate equity advance plan (REAP)	734	615
Kwik cash and lines of credit	1,423	2,299
MasterCard and VISA credit cards	4,969	5,210
Totals	$8,781	$10,693

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Leases – The Company leases certain branch facilities and its administrative offices under operating leases. Rent expense under these operating leases was $1,093, $897, and $337 for the years ended September 30, 2010, 2009 and 2008, respectively.  None of the Company’s leases contain contingent rental payment, purchase option, escalation or cancelation clauses or any other significant terms, conditions or restrictions that would affect the future minimum lease payments disclosed below.

Future minimum lease payments by year and in aggregate under the original terms of the non cancelable operating leases consist of the following:

2011	$1,079
2012	990
2013	843
2014	431
2015	112
After 2015	35
Total	$3,490

NOTE 12 – RETIREMENT PLANS

401(k) Plan – The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $101, $91, and $85 for 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan  – The Company maintained an unfunded Supplemental Executive Retirement Plan (SERP) providing retirement benefits for key employees designated by the Board of Directors. Benefits under the SERP generally were based on the key employees’ years of service and compensation during the years preceding retirement. In May 2009, any additional accrual of benefit under the SERP was suspended. In September 2009, members of the executive management team voluntarily surrendered their future SERP benefits earned up to that time. The remaining SERP liability relates to former Executive Management and current and former Directors.

Director Retirement Plan  – The Company also maintains an unfunded Directors’ Retirement Plan. The benefit amounts are determined by individual director agreements.

The components of the SERP and Directors’ Retirement plans’ cost at September 30, 2010, 2009 and 2008, respectively, are summarized as follows:

	2010	2009	2008
Beginning accrued benefit cost	$2,431	$2,444	$2,149
Service cost	3	19	54
Interest cost	132	166	158
Amortization of prior service costs	1	49	91
Net periodic benefit cost	136	234	303
Benefits paid	(19)	(15)	(8)
Curtailment and settlement	-	(232)	-
Ending accrued benefit cost	$2,548	$2,431	$2,444

The following table sets forth the change in projected benefit obligation and change in plan assets, funded status of the SERP and Directors’ Retirement plans, and net liability recognized in the Company’s balance sheet at September 30, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Change in benefit obligation:
Projected benefit obligation, beginning of year	$2,654	$2,751		$2,627
Service cost	3	19		54
Interest cost	132	166		158
Curtailment and settlement	-	(585)		-
Actuarial loss (gain)	17	318		(80)
Benefits paid	(19)	(15)		(8)
Projected benefit obligation, end of year	$2,787	$2,654		$2,751
Change in plan assets:
Plan as sets at fair value, beginning of year	$-	$-	$
Actual return on plan assets	-	-
Company contributions	19	15		8
Benefits paid	(19)	(15)		(8)
Plan as sets at fair value, end of year	$-	$-		$-

Weighted average assumptions used in determining the benefit obligation and net pension costs as of September 30, (in actual dollars) are as follows:

	2010	2009	2008
Benefit obligation actuarial assumptions:
Discount Rate	4.75%	5.00%	6.25%
Rate of compensation increase	N/A	N/A	5.00%
Net pension cost actuarial assumption
Discount rate	5.00%	6.25%	6.00%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	5.00%	5.00%

Estimated future benefit payments as of September 30, 2010, which reflect expected future' service, as appropriate, are as follows:

2011	$22
2012	119
2013	269
2014	270
2015	273
2016-2020	1,389

Employee Stock Ownership (ESOP) Plan – Effective December 31, 2009, the Company terminated its ESOP. All shares of the Company’s stock, that were allocated to participant accounts as of that date, were merged into the participant accounts in the Citizens Community Federal 401(k) profit sharing plan. The termination of the ESOP had no material impact on the Company’s earnings. However, the Bank’s regulatory capital levels increased by approximately $3,100 as a result of the ESOP termination.

NOTE 13 – STOCK-BASED COMPENSATION

In February 2005, our stockholders approved the Company's Recognition and Retention Plan.  This plan provides for the grant of up to 113,910 shares of the Company's common stock to eligible participants under this plan.  As of September 30, 2010, 70,615 restricted shares were issued and outstanding under this plan. During the year ended September 30, 2010 no shares were granted to eligible participants under this plan; and there were no previously awarded shares were forfeited.  Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period.  The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares and $6.18 for 6,832 shares.  Compensation expense related to these awards was $22 and $63 for the years ended September 30, 2010 and 2009, respectively.

In February 2005, our stockholders also approved the Company's 2004 Stock Option and Incentive Plan.  This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan.  The plan provides for the grant of awards for up to 284,778 shares of the Company's common stock.  At September 30, 2010, 202,197 options had been granted under this plan to eligible participants at a weighted-average exercise price of $7.04 per share.  Options granted vest over a five-year period.  Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.  Through September 30, 2010, since the plan’s inception, options for 113,915 shares of the Company's common stock were vested, options for 83,724 shares were forfeited and options for 4,558 shares were exercised.  Of the 202,197 options granted, 113,915 remained outstanding as of  September 30, 2010.

Set forth below is a table showing information related to the Company’s 2004 Stock Option and Incentive Plan:

2005
Dividend yield	1%
Risk-free interest rate	4%
Weighted average expected life (years)	10
Expected volatility	16%

We account for stock-based employee compensation related to our 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, we record compensation expense based on the value of the award as measured on the grant date and recognize that cost over the vesting period for the award.  The compensation cost recognized for stock-based employee compensation for the years ended September 30, 2010, 2009, and 2008 were $12, $48 and $71, respectively.

In February 2008, our stockholders approved the Company's 2008 Equity Incentive Plan.  The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares.  Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company's common stock.  The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan.  In October 2008, the Compensation Committee suspended consideration of distributions or awards under this plan, and as of September 30, 2010, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

NOTE 14 - INCOME TAXES

Income tax expense (benefit) consists of the following:

	2010	2009	2008
Current tax provision/(benefit)
Federal	$694	$(1,145)	894
State	8	(313)	298
	702	(1,458)	1,192
Deferred tax benefit
Federal	(1,341)	(505)	(140)
State	(316)	(126)	(44)
	(1,657)	(631)	(184)
Total	$(955)	$(2,089)	$1,008

The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rate to pretax income as result of the following differences:

	2010		2009		2008
Tax expense at statutory Rate	$(2,735)	34.00%	$(1,794)	34.00%	$844	34.00%
State income taxes net of exception	(131)	5.37%	(295)	5.60%	164	6.60%
Goodwill impairment	1,901	(27.37%)	-		-
Other permanent differences	10	0.13%	-		-
Total	$(955)	11.87%	$(2,089)	39.60%	$1,008	40.60%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 30, 2010 and 2009, respectively:

Income	2010	2009
Deferred tax assets:
Allowance for loan losses	$1,632	$530
Deferred loan costs/fees	250	54
Director/officer compensation plans	1,206	1,178
Net unrealized loss on securities available for sale	3,321	3,534
Impairment loss	1,338	-
Other	173	74
Deferred tax assets	$7,920	$5,370
Deferred tax liabilities:
Office properties and equipment	(1,085)	(37)
Federal Home Loan Bank stock	(67)	(67)
Core deposit intangible	(157)	(365)
481a adjustment	(144)	-
Other	(140)	(147)
Deferred tax liabilities	(1,593)	(483)
Net deferred tax assets	$6,327	$4,887

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Critical Accounting Policies” above. At September 30, 2010 and 2009, respectively, management determined that no valuation allowance was necessary.

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of September 30, 2010, years open to examination by the Internal Revenue Service include all taxable years after  the taxable year ended September 30, 2006. The years open to examination by state and local government authorities varies by jurisdiction.

The tax effects from uncertain tax positions can be recognized in the financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position.  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized, upon ultimate settlement with the relevant tax authority.  At the adoption date, the Bank applied the new accounting standard to all tax positions for which the statute of limitations remained open.

The Company's policy is to recognize interest and penalties related to income tax issues as components of interest expense and miscellaneous expense, respectively.  During the years ended September 30, 2010 and 2009, the Company did not recognize any interest or penalties related to income tax issued in its statement of operations.  The Company has no accrual for the payments of interest and penalties related to income tax issues as of September 30, 2010 or 2009.

NOTE 15 – EARNINGS PER SHARE

Earnings (loss) per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share for the last three fiscal years  is as follows:

	2010	2009	2008
Basic
Net income (loss)	$(7,091)	$(3,183)	$1,474
Weighted average common shares outstanding	5,119,807	5,365,122	6,225,270
Basic earnings (loss) per share	$(1.39)	$(0.59)	$0.24
Diluted
Net income (loss)	$(7,091)	$(3,183)	$1,474
Weighted average common shares outstanding for basic earnings per share	5,119,807	5,365,122	6,225, 270
Add: Dilutive stock options outstanding	$-	$-	$17,370
Average shares and dilutive potential common shares	5,119,807	5,365,122	6,242,640
Diluted earnings (loss) per share	$(1.39)	$(0.59)	$0.24
Additional common stock option shares that have not been included due to their antidilutive effect	113,915	113,915	185,110

NOTE 16 – CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

The following condensed balance sheets as of September 30, 2010 and 2009; and condensed statements of operations and cash flows for each of the years in the three-year period ended September 30, 2010, for Citizens Community Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

CONDENSED BALANCE SHEETS
September 30,

	2010	2009
ASSETS
Cash and cash equivalents	$740 $	943
Investment in subsidiary	$49,137 $	51,120
Note receivable - ESOP	-	3,302
Total assets	$49,877 $	55,365
STOCKHOLDERS' EQUITY
Total stockholders' equity	$49,877 $	55,365

STATEMENT OF OPERATIONS
	2010	2009	2008
Income - interest and dividends	$-	$128	$189
Expenses - other	325	459	454
Loss before provision for income taxes and equity in undistributed net income (loss) of subsidiary	(325)	(331)	(265)
Benefit for income taxes	(110)	(140)	(121)
Loss before equity in undistributed net income (loss) of subsidiary	(215)	(191)	(144)
Equity in undistributed net income (loss) of subsidiary	(6,876)	(2,992)	1,618
Net income (loss)	$(7,091)	$(3,183)	$1,474

STATEMENT OF CASH FLOWS
	2010	2009	2008
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$(7,091)	$(3,183)	$1,474
Provision for stock options	$12	$48	$71
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed (income) loss of subsidiary	6,876	2,992	(1,618)
Net cash provided by (used in) operating activities	(203)	(143)	(73)
Cash flows from investing activities:
Investment in subsidiary	-	(7,573)	-
Loan to ESOP	-	-	-
Principal received on ESOP loan	-	311	396
Net cash provided by (used in) investing activities	-	(7,262)	396
Cash flows from financing activities:
Sale of common stock	-	-	-
Repurchase shares of common stock	-	(5,260)	(7,855)
Stock options exercised	-	-	-
Cash dividends paid	-	(1,146)	(1,344)
Net cash provided by (used in) financing activities	-	(6,406)	(9,199)
Net increase (decrease) in cash and cash equivalents	(203)	(13,811)	(8,876)
Cash and cash equivalents at beginning of year	943	14,754	23,630
Cash and cash equivalents at end of year	$740	$943	$14,754

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 25, 2010, the Company engaged Baker Tilly Virchow Krause, LLP to replace Wiplfi, LLP as its independent registered public accounting firm.  Information regarding the change in the independent registered public accounting firm was disclosed in the Company’s Current Report on Form 8-K dated March 31, 2010.  There were no disagreements or reportable events requiring disclosure under Item 304(b) of regulation S-K relating to this change in auditors.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.  We carried out an evaluation as of September 30, 2010, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 at reaching a level of reasonable assurance.

The report of management required under this Item 9A(T) is included under Item 8 of this report along with the Company’s consolidated financial statements under the heading “Report by Citizens Community Bancorp, Inc.’s Management on Internal Control over Financial Reporting” and is incorporated herein by reference.

Internal Control Deficiencies Identified During the Year Ended September 30, 2010. We identified internal control deficiencies with respect to our process of identifying, reporting and assessing classified and/or impaired loans as related to our determination of the Allowance for Loan Losses as described below:
●	Identification and reporting of impaired loans. At September 30, 2010, we identified several loans that should have been previously identified and reported as troubled debt restructurings (“TDRs”), and thus impaired.
●	Assessment of classified and impaired loans. At September 30, 2010, management determined that its assessment of collateral values on classified and impaired loans needed to be modified to more accurately reflect collateral values in our current operating environment.

Management believes that these internal control deficiencies were identified timely, and remediation actions resulted in internal controls that are both designed and operating effectively at September 30, 2010, such that they do not represent a material weakness individually, or in aggregate.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2011.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Code of Conduct and Ethics” in the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are David Westrate (Chairman), Richard McHugh and Brian Schilling.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings "Compensation of Directors" and "Executive Compensation" in the Company's Proxy Statement for the 2011 annual meeting of stockholders which will be filed with the Securities and Exchange Commission on or before January 28, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2011.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2010, with respect to compensation plans under which shares of common stock were issued.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	113,915	$7.04	807,205
Equity compensation plans not approved by security holders	-	$-	-
Total	113,915	$7.04	807,205

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2011. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements:

The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:

Consolidated Balance Sheets as of September 30, 2010, and 2009
Consolidated Statements of Operations for the Years Ended September 30, 2010, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended September 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows For the Years Ended September 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)   Exhibits

3.1
Articles of Incorporation of the Registrant. (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)

3.2
Bylaws of the Registrant.  (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)

10.1+
Citizens Community Bancorp, Inc. 2004 Stock Option Plan.  (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)

10.2+
Citizens Community Bancorp, Inc. 2004 Recognition and Retention Plan.  (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)

10.3+
Citizens Community Bancorp, Inc. Supplemental Executive Retirement Plan.  (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)

10.4
Citizens Community Bancorp, Inc. Tax Allocation Agreement.  (Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2004 and incorporated herein by reference.)

10.5+
Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan.  (Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A for its 2008 Annual Meeting of Stockholders and incorporated herein by reference.)

10.6+
Employment Agreement by and between Edward H. Schaefer and Citizens Community Federal dated effective as of July 1, 2010.  (Filed as Exhibit 99.1 to the Company’s current report on Form 8-K dated as of June 25, 2010 and incorporated herein by reference.)

10.7+	Form of Restricted Stock Grant Agreement under the Citizens Community Bancorp, Inc. 2004 Recognition and Retention Plan.
10.8+	Form of Incentive Stock Option Agreement under the Citizens Community Bancorp, Inc. 2004 Stock Option and Incentive Plan.
14	Citizens Community Bancorp, Inc. Code of Conduct and Ethics.
16	Letter Regarding Change in Auditors (filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 31, 2010).
21	Subsidiaries of the Company as of September 30, 2010.
23.1	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).
23.2	Consent of Independent Registered Public Accounting Firm (Wipfli, LLP).
31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-15(e) Certification of the Company’s Principal Financial and Accounting Officer
32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+                A management contract or compensatory plan or arrangement

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

CITIZENS COMMUNITY BANCORP, INC.

Date:	December 23, 2010	By: /s/ Edward H. Schaefer
Edward H. Schaefer Chief Executive Officer

Date:	December 23, 2010	By: /s/ Rebecca L. Johnson
Rebecca L. Johnson Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard McHugh	December 23, 2010
Richard McHugh Chairman of the Board

By:	/s/ Edward H. Schaefer	December 23, 2010
Edward H. Schaefer Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas C. Kempen	December 23, 2010
Thomas C. Kempen Vice Chairman of the Board

By:	/s/ Brian R. Schilling	December 23, 2010
Brian R. Schilling Director and Treasurer

By:	/s/ David B. Westrate	December 23, 2010
David B. Westrate Director

By:	/s/ Timothy A. Nettesheim	December 23, 2010
Timothy A. Nettesheim Director

By:	/s/ Rebecca L. Johnson	December 23, 2010
Rebecca L. Johnson Controller (Principal Financial Officer and Principal Accounting Officer)