Form 10-K/A
period 2010-09-30
Citizens Community Bancorp Inc.
filed 2011-01-11
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________________ to _________________________________

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

Forward Looking Statements

Certain matters discussed in this report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company intends that these forward-looking statements be covered by the save harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would.”  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are inherently subject to many uncertainties in the Company’s operations and business environment.

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

EXPLANATORY NOTE

Citizens Community Bancorp, Inc. is amending Item 8 of Part II and Item 15 of Part IV of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, as filed with the Securities and Exchange Commission (“SEC”) on December 23, 2010 (the “Annual Report”).  This amendment is being made to amend Note 13 – Stock-based Compensation to the Company’s Notes to its Consolidated Financial Statements to include a table that was inadvertently omitted from the Annual Report when it was originally filed with the SEC and to amend the exhibit list as a result of filing this amendment to the Annual Report.  The omitted table discloses stock option activity including share data, weighted average exercise price and weighted average remaining contractual term for options outstanding, granted, exercised and forfeited or expired in each of the three fiscal years for which a Statement of Operations is presented as required by ASC 718-10-50-1 through ASC 718-10-50-4.

PART II

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
Eau Claire, Wisconsin

We have audited the accompanying consolidated balance sheet of Citizens Community Bancorp, Inc. and Subsidiary as of September 30, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

Operating Segments – While the chief decision makers monitor the revenue streams of the various banking products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

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

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Foreclosed assets	$448	$-	$-	$448
Loans restructured in a troubled debt restructuring	3,178	-	-	3,178
Total	$3,626	$-	$-	$3,626

September 30, 2009:
Foreclosed assets	$636	$-	$-	$636
Loans restructured in a troubles debt restructuring	1,020	-	-	1,020
Total	$1,656	$-	$-	$1,656

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

	Amortized Cost	Estimated Fair Value
Due after one year through five years	$69	$69
Due after five years through ten years	141	151
Due after ten years	16,030	16,489
Subtotals	16,240	16,709
Mortgage-backed securities	33,772	24,999
Total securities available for sale	$50,012	$41,708

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

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) and related tax effects for the fiscal years ended September 30, 2010, 2009 and 2008, respectively, consist of the following:

	Fiscal Year Ended September 30,
	2010	2009	2008

Net unrealized gain (loss) on securities available for sale, net of tax expense (benefit) of $116 in 2010, ($4,664) in 2009, and ($1,453) in 2008.	$215	$(8,662)	$(2,696)

Reclassification adjustment for losses realized in income, net of tax expense of $736 in 2010, $2,533 in 2009, and $-0- in 2008	1,366	4,703	-

Pension liability adjustments, net of tax expense (benefit) of ($4) in 2010, $33 in 2009, and $68 in 2008	(12)	50	102

Other Comprehensive loss	$1,569	$(3,909)	$(2,594)

The components of accumulated other comprehensive loss, net of income taxes:

Net unrealized gain (loss) on securities available for sale, net of tax expense (benefit) of ($3,322) in 2010, ($3,534) in 2009, and ($1,402) in 2008.	$(4,982)	(6,563)	$(2,605)

Pension liability adjustments, net of tax expense (benefit) of ($96) in 2010, ($88) in 2009, and ($121) in 2008	(144)	$(132)	(181)
Accumulated other comprehensive loss	$(5,126)	$(6,695)	$(2,786)

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

The following table sets forth the change in projected benefit obligation and change in plan assets, funded status of the SERP and Directors’ Retirement plans, and net liability recognized in the Company’s balance sheet at September 30, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Change in benefit obligation:
Projected benefit obligation, beginning of year	$2,654	$2,751		$2,627
Service cost	3	19		54
Interest cost	132	166		158
Curtailment and settlement	-	(585)		-
Actuarial loss (gain)	17	318		(80)
Benefits paid	(19)	(15)		(8)
Projected benefit obligation, end of year	$2,787	$2,654		$2,751
Change in plan assets:
Plan assets at fair value, beginning of year	$-	$-	$
Actual return on plan assets	-	-
Company contributions	19	15		8
Benefits paid	(19)	(15)		(8)
Plan assets at fair value, end of year	$-	$-		$-

Weighted average assumptions used in determining the benefit obligation and net pension costs as of September 30, (in actual dollars) are as follows:

	2010	2009	2008
Benefit obligation actuarial assumptions:
Discount Rate	4.75%	5.00%	6.25%
Rate of compensation increase	N/A	N/A	5.00%

Net pension cost actuarial assumption
Discount rate	5.00%	6.25%	6.00%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	5.00%	5.00%

Estimated future benefit payments as of September 30, 2010, which reflect expected future service, as appropriate, are as follows:

2011	$22
2012	119
2013	269
2014	270
2015	273
2016-2020	1,389

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2010
Outstanding at beginning of year	113,915	$7.04
Granted	-
Exercised	-
Forfeited or expired
Outstanding at end of year	113,915	$7.04	7.21	$-
Exercisable at end of year	113,915	$4.43	7.21
Fully vested and expected to vest	113,915	$4.43	7.21

2009
Outstanding at beginning of year	185,110	$7.04
Granted	-
Exercised	-
Forfeited or expired	(71,195)
Outstanding at end of year	113,915	$7.04	8.21	$-
Exercisable at end of year	92,836	$3.66	8.25
Fully vested and expected to vest	113,915	$3.66	8.21

2008
Outstanding at beginning of year	190,806	$7.04
Granted	-
Exercised	-
Forfeited or expired	(5,696)
Outstanding at end of year	185,110	$7.04	9.03	$-
Exercisable at end of year	114,480	$6.76	10.06
Fully vested and expected to vest	185,110	$6.76	9.03

Information related to the stock option plan during each year follows:
		2010	2009	2008
Intrinsic value of options exercised		$-	$-	$-
Cash received from options exercised		$-	$-	$-
Tax benefit realized from options exercised		$-	$-	$-

Set forth below is a table showing information related to the Company’s 2004 Stock Option and Incentive Plan:

2005
Dividend yield	1%
Risk-free interest rate	4%
Weighted average expected life (years)	10
Expected volatility	16%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 30, 2010 and 2009, respectively:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$1,632	$530
Deferred loan costs/fees	250	54
Director/officer compensation plans	1,206	1,178
Net unrealized loss on securities available for sale	3,321	3,534
Impairment loss	1,338	-
Other	173	74
Deferred tax assets	$7,920	$5,370
Deferred tax liabilities:
Office properties and equipment	(1,085)	(37)
Federal Home Loan Bank stock	(67)	(67)
Core deposit intangible	(157)	(365)
481a adjustment	(144)	-
Other	(140)	(14)
Deferred tax liabilities	(1,593)	(483)
Net deferred tax assets	$6,327	$4,887

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

The Company’s policy is to recognize interest and penalties related to income tax issues as components of interest expense and miscellaneous expense, respectively. During the years ended September 30, 2010 and 2009, the Company did not recognize any interest or penalties related to income tax issues in its statement of operations. The Company has no accrual for the payments of interest and penalties related to income tax issues as of September 30, 2010 or 2009.

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

10.1+
Citizens Community Bancorp, Inc. 2004 Stock Option and Incentive Plan.  (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)

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

10.7+
Form of Restricted Stock Grant Agreement under the Citizens Community Bancorp, Inc. 2004 Recognition and Retention Plan.  (Filed as Exhibit 10.7 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission on December 23, 2010.)

10.8+
Form of Incentive Stock Option Agreement under the Citizens Community Bancorp, Inc. 2004 Stock Option and Incentive Plan.  (Filed as Exhibit 10.8 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission on December 23, 2010.)

14
Citizens Community Bancorp, Inc. Code of Conduct and Ethics.  (Filed as Exhibit 14 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission on December 23, 2010.)

16	Letter Regarding Change in Auditors (filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 31, 2010).
21
Subsidiaries of the Company as of September 30, 2010.  (Filed as Exhibit 21 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission on December 23, 2010.)

23.1	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).
23.2	Consent of Independent Registered Public Accounting Firm (Wipfli, LLP).
31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer.
31.2	Rule 13a-15(e) Certification of the Company’s Principal Financial and Accounting Officer.
32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

_____________________________________________________________
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

CITIZENS COMMUNITY BANCORP, INC.

Date:	January 11, 2011	By: /s/ Edward H. Schaefer
Edward H. Schaefer Chief Executive Officer

Date:	January 11, 2011	By: /s/ Rebecca L. Johnson
Rebecca L. Johnson Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard McHugh	January 10, 2011
Richard McHugh Chairman of the Board

By:	/s/ Edward H. Schaefer	January 10, 2011
Edward H. Schaefer Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas C. Kempen	January 10, 2011
Thomas C. Kempen Vice Chairman of the Board

By:	/s/ Brian R. Schilling	January 10, 2011
Brian R. Schilling Director and Treasurer

By:	/s/ David B. Westrate	January 10, 2011
David B. Westrate Director

By:	/s/ Timothy A. Nettesheim	January 10, 2011
Timothy A. Nettesheim Director

By:	/s/ Rebecca L. Johnson	January 10, 2011
Rebecca L. Johnson Controller (Principal Financial Officer and Principal Accounting Officer)