Form 10-Q
period 2010-12-31
Citizens Community Bancorp Inc.
filed 2011-02-14
CIK 1367859

UNITED STATES
SECURIT1ES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    December 31, 2010
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

At February 14, 2011 there were 5,113,258 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.

FORM 10-Q

DECEMBER 31, 2010

ITEM 1.   FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Balance Sheets
December 31, 2010 unaudited and September 30, 2010 derived from audited financial statements
(in thousands, except share data)

	December 31, 2010	September 30, 2010
Assets

Cash and cash equivalents	$67,302	$72,438
Securities available-for-sale (at fair value)	40,856	41,708
Federal Home Loan Bank stock	5,787	5,787
Loans receivable	450,718	456,232
Allowance for loan losses	(4,412)	(4,145)
Loans receivable - net	446,306	452,087

Office properties and equipment - net	7,399	7,216
Accrued interest receivable	1,774	1,977
Intangible assets	732	815
Other assets	10,182	12,337

TOTAL ASSETS	$580,338	$594,365

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$482,393	$476,302
Federal Home Loan Bank advances	42,800	64,200
Other liabilities	3,344	3,986
Total liabilities	528,537	544,488

Stockholders' equity:
Common stock - 5,113,258 and 5,113,258 shares, respectively	51	51
Additional paid-in capital	53,823	53,823
Retained earnings	891	1,130
Unearned deferred compensation	-	(1)
Accumulated other comprehensive loss	(2,964)	(5,126)
Total stockholders' equity	51,801	49,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$580,338	$594,365

See accompanying condensed notes to consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations - Unaudited
Three Months Ended December 31, 2010 and 2009
(in thousands, except per share data)

	Three Months Ended
	December 31,	December 31,
	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$7,269	$7,348
Interest on investments	690	824
Total interest and dividend income	7,959	8,172
Interest expense:
Interest on deposits	1,989	2,272
Interest on borrowed funds	607	921
Total interest expense	2,596	3,193
Net interest income	5,363	4,979
Provision for loan losses	1,600	760
Net interest income after provision for loan losses	3,763	4,219
Noninterest income:
Total other-than-temporary impairment losses	(1,980)	(606)
Portion of loss recognized in other comprehensive loss (before tax)	1,410	22
Net impairment losses recognized in earnings	(570)	(584)
Service charges on deposit accounts	374	389
Insurance commissions	24	52
Loan fees and service charges	211	160
Other	2	2
Total noninterest income	41	19

Noninterest expense:
Salaries and related benefits	2,017	1,885
Occupancy - net	643	612
Office	374	349
Data processing	59	98
Amortization of core deposit	83	83
Advertising, marketing and public relations	48	33
FDIC premium assessment	270	243
Professional services	287	305
Other	410	329
Total noninterest expense	4,191	3,937

Income (loss) before provision for income tax	(387)	301
Provision (benefit) for income taxes	(148)	126
Net income (loss) attibutable to common stockholders	$(239)	$175

Per share information:
Basic earnings	$(0.05)	$0.03
Diluted earnings	$(0.05)	$0.03
Dividends paid	$-	$-

See accompanying condensed notes to consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of
Changes in Stockholders' Equity and Comprehensive Gain - Unaudited
Three Months Ended December 31, 2010
(in thousands, except Shares)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Equity
Balance, September 30, 2010	5,113,258	$51	$53,823	$1,130	$(1)	$(5,126)	$49,877
Comprehensive gain (loss):
Net loss				(239)			(239)
Amortization of unrecognized prior service costs and net gains/losses, net of tax						30	30
Net unrealized gain on available for sale securities, net of tax						1,790	1,790
Change for realized losses on securities available for sale for OTTI write-down, net of tax						342	342
Total comprehensive gain							1,923
Amortization of restricted stock					1		1
Balance, December 31, 2010	5,113,258	$51	$53,823	$891	$-	$(2,964)	$51,801

See accompanying condensed notes to unaudited, consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows - Unaudited
Three Months Ended December 31, 2010 and 2009
(in thousands, except per share data)

	Three Months Ended
	December 31,	December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$(239)	$175
Adjustments to reconcile net loss to net cash provided by operating activities:
Net securities amortization	(97)	(103)
Provision for depreciation	305	277
Provision for loan losses	1,600	760
Impairment on mortgage-backed securities	620	584
Amortization of core deposit intangible	83	83
Amortization of restricted stock	1	13
Provision for stock options	0	9
Provision (benefit) for deferred income taxes	0	143
(Increase) decrease in accrued interest receivable and other assets	903	(3,021)
Increase in other liabilities	(642)	(134)
Total adjustments	2,773	(1,389)
Net cash provided by (used in) operating activities	2,534	(1,214)
Cash flows from investing activities:
Net decrease in interest-bearing deposits	0	1,213
Proceeds from principal repayments on securities available for sale	3,932	3,501
Net (increase) decrease in loans	4,194	(5,369)
Net capital expenditures	(487)	(82)
Net cash provided by (used in) investing activities	7,639	(737)
Cash flows from financing activities:
Net (decrease) in borrowings	(21,400)	(5,105)
Net increase (decrease) in deposits	6,091	(3,361)
Net cash used in financing activities	(15,309)	(8,466)
Net decrease in cash and cash equivalents	(5,136)	(10,417)
Cash and cash equivalents at beginning	72,438	43,191
Cash and cash equivalents at end	$67,302	$32,774

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$1,992	$2,275
Interest on borrowings	$676	$997
Income taxes	$3	$-

Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	$192	$-

See accompanying condensed notes to consolidated financial statements.

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

The consolidated income (loss) of the Company is principally derived from the Bank’s income (loss).  The Bank originates residential and consumer loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan.  The Bank operates 26 full-service offices consisting of 7 stand-alone locations and 19 in-store branch locations.

The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products.  Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

In preparing these financial statements, we evaluated the events and transactions that occurred through February 14, 2011, the date on which the financial statements were available to be issued.  A subsequent event warranting disclosure is discussed in “Note 6 – Subsequent Event” in the “Condensed Notes to Consolidated Financial Statements”.

The accompanying interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Community Federal.  All significant inter-company accounts and transactions have been eliminated.

Use of Estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, valuation of acquired intangible assets, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any individual reporting period.

Securities – Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses and losses deemed other-than-temporarily impaired due to non-credit issues being reported in other comprehensive income, net of tax. Unrealized losses deemed other-than-temporarily impaired due to credit issues are reported in operations.

Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.

Declines in the fair value of securities below their cost that are other than temporary due to credit issues are reflected as “Net impairment losses recognized in earnings” in the statement of operations. In estimating other-than-temporary impairment, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Bank’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss), net of the related tax effect.

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

Interest income on mortgage and consumer loans is discontinued at the time the loan is over 91 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account due date to less than 92 days delinquent. Interest on impaired loans considered troubled debt restructurings that are not more than 91 days delinquent is recognized as income as it accrues based on the revised terms of the loan.

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

Allowance for Loan Losses – The allowance for loan losses is a valuation allowance for probable and inherent credit losses. Loan losses are charged against the allowance for loan loss (“ALL”) when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL. Management estimates the allowance balance required using past loan loss experience; the nature, volume and composition of the loan portfolio; known and inherent risks in the portfolio; information about specific borrowers’ ability to repay and estimated collateral values; current economic conditions; and other relevant factors. The ALL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire ALL balance is available for any loan that, in management’s judgment, should be charged off.

A loan is impaired when full payment under the loan terms is not expected. Troubled debt restructurings are individually evaluated for impairment. If a loan is impaired, a specific allowance is established so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the underlying collateral of the loan. Large groups of smaller balance homogeneous loans, such as non-classified consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

The Bank manages its loan portfolio in two segments; real estate loans and consumer loans. Real estate loans are secured by single family or 1-4 family real estate, and include first and second mortgage loans along with home equity lines of credit. Consumer loans consist mainly of loans secured by personal property as collateral. Management believes that bifurcation of the Bank’s loan portfolio into these two segments for credit quality, impairment and ALL disclosures provides the most meaningful presentation, consistent with how the portfolio is managed.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 14 to the Company’s consolidated financial statements included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on January 11, 2011 for details on the Company’s income taxes.

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

Adoption of New Accounting Standards - In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of this guidance is for an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for doubtful accounts; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis shall be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance makes changes to existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. The guidance pertaining to disclosures as of the end of a reporting period became effective for the Company for interim and annual reporting periods ending on or after December 15, 2010. The guidance pertaining to disclosures about activity that occurs during a reporting period are effective for the Company for interim and annual reporting periods beginning on or after December 15, 2010. The provisions of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In January 2010, the FASB issued ASU 2010-06, which provided updated guidance on fair value measurements and disclosures as set forth in ASC 820-10.  The guidance requires companies to disclose transfers in and out of levels 1 and 2, and to expand the reconciliation of level 3 fair value measurements by presenting separately information about purchases, sales, issuances and settlements.  The updated guidance also clarifies existing disclosure requirements on the level of disaggregation (provide fair value measurement disclosures for each class of assets and liabilities) and inputs and valuation techniques (required disclosure for fair value measurements that fall in either level 2 or level 3).  This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation of level 3 fair value measurements.  Those disclosures regarding the reconciliation of level 3 fair value measurements became effective for periods beginning after December 15, 2010. The provisions of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

NOTE 2 – FAIR VALUE ACCOUNTING

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

Assets Measured on a Recurring Basis
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Instruments	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2010:
Securities available for sale:
U.S. Agency securities	$15,580	$-	$15,580	$-
Non-agency mortgage-backed securities	25,276	-	-	25,276
Total	$40,856	$-	$15,580	$25,276

September 30, 2010:
Securities available for sale:
U.S. Agency securities	$16,709	$-	$16,709	$-
Non-agency mortgage-backed securities	24,999	-	-	24,999
Total	$41,708	$-	$16,709	$24,999
		`

Assets Measured on a Nonrecurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Instruments	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2010:
Foreclosed assets	$519	$-	$-	$519
Loans restructured in a troubled debt restructuring	5,728	-	-	5,728
Total	$6,247	$-	$-	$6,247

September 30, 2010:
Foreclosed assets	$448	$-	$-	$448
Loans restructured in a troubled debt restructuring	3,178	-	-	3,178
Total	$3,626	$-	$-	$3,626

Fair value of foreclosed assets is determined, initially, by a third-party appraisal.  Subsequent to foreclosure, valuations are periodically performed by management to identify potential changes in fair value.

Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable.  Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Bank, employing a methodology that considers future cash flows along with risk-adjusted returns.  The inputs in this methodology are as follows: ability and intent to hold to maturities, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. We had an independent valuation of all Level 3 securities in the current quarter.  Based on this valuation, we recorded pre-tax other than temporary impairment of $620 in the current quarter.

The fair value of foreclosed assets is determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, we utilize independent third party appraisals to support our own estimates and judgments in determining fair value.

The following table presents a reconciliation of residential mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,	December 31,
	2010	2009

Balance beginning of period	$24,999	$36,517
Total gains or losses (realized/unrealized):
Included in earnings	(620)	(584)
Included in other comprehensive loss	3,632	(1,517)
Purchases, sales, issuances, and settlements, net	(2,735)	(2,711)

Balance end of period	$25,276	$31,705

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

Loans
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification.

Federal Home Loan Bank (FHLB) Stock
Federal Home Loan Bank Stock is carried at cost, which is its redeemable fair value since the market for the stock is restricted (See Note 8 to the Company’s consolidated financial statements included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on January 11, 2011).

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

The carrying amount and estimated fair value of financial instruments were as follows (000’s):

	December 31,		September 30,
	2010		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$67,302	$67,302	$72,438	$72,438
Interest-bearing deposits	-	-	-	-
Securities available for sale	40,856	40,856	41,708	41,708
Loans receivable	446,306	464,135	452,087	477,039
FHLB stock	5,787	5,787	5,787	5,787
Accrued interest receivable	1,774	1,774	1,977	1,977

Financial liabilities:
Deposits	482,393	488,986	476,302	482,337
Borrowed funds	42,800	45,623	64,200	68,290
Accrued interest payable	$160	$160	$232	$232

NOTE 3 –LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The Allowance for Loan Losses (“ALL”) represents management’s estimate of probable and inherent credit losses in the Bank’s loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on our consolidated balance sheet.  Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses is charged to operations based on management’s periodic evaluation of the aforementioned specific factors as well as any other pertinent factors.

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

Changes in the ALL for the periods presented below were as follows (dollar amounts in thousands):

	Real Estate	Consumer	Total

December 31, 2010 and
Three Months then Ended:

Allowance for Loan Losses:
Beginning balance	$1,562	$2,583	$4,145
Charge-offs	(423)	(983)	(1,406)
Recoveries	22	51	73
Provision (1)	481	1,119	1,600
Ending balance	$1,642	$2,770	$4,412

Ending balance: individually evaluated
for impairment	$313	$322	$635
Ending balance: collectively evaluated
for impairment	$1,329	$2,448	$3,777

Loans Receivable:
Ending balance	$264,482	$186,236	$450,718
Ending balance: individually evaluated
for impairment	$10,008	$3,534	$13,542
Ending balance: collectively evaluated
for impairment	$254,474	$182,702	$437,176

September 30, 2010 and
Twelve Months then Ended:

Allowance for Loan Losses:
Beginning balance	$846	$1,079	$1,925
Charge-offs	(1,331)	(3,445)	(4,776)
Recoveries	44	51	95
Provision (1)	2,003	4,898	6,901
Ending balance	$1,562	$2,583	$4,145

Ending balance: individually evaluated
for impairment	$211	$522	$733
Ending balance: collectively evaluated
for impairment	$1,351	$2,061	$3,412

Loans Receivable:
Ending balance	$261,357	$194,875	$456,232
Ending balance: individually evaluated
for impairment	$4,092	$4,560	$8,652
Ending balance: collectively evaluated
for impairment	$257,265	$190,315	$447,580

(1) The Bank does not have historical data disaggregating provision for loan Losses between real estate and consumer loans. Therefore, provision for loan losses has been allocated between real estate and consumer loans for each period presented based on the ratio of real estate and consumer net loan charge-offs for that period.

The Bank has originated all loans currently recorded on its balance sheet. The Bank has not acquired any loans.

As an integral part of their examination process, various regulatory agencies review the ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

Loans receivable as of the end of the periods shown below are as follows (dollar amounts in thousands):

	Real Estate Loans		Consumer Loans
	December 31,	September 30,	December 31,	September 30,
	2010	2010	2010	2010

Performing loans
Performing TDR loans	$3,204	$2,714	$1,191	$559
Performing loans, other	254,475	255,110	182,702	192,765
Total performing loans	257,679	257,824	183,893	193,324

Nonperforming loans (1)
Nonperforming TDR loans	1,748	-	179	-
Nonperforming loans, other	5,055	3,533	2,164	1,551
Total nonperforming loans	6,803	3,533	2,343	1,551
Total loans	$264,482	$261,357	$186,236	$194,875

(1)  Nonperforming loans are defined as loans that (a) are 91+ days past due and nonaccruing, or (b) TDR loans restructured at a 0% interest rate that were 91+ days past due and nonaccruing at the time of restructuring.

Impaired loans with a valuation allowance based upon the fair value of the underlying collateral had a carrying amount of $2,759 at December 31, 2010 compared to $2,581 at September 30, 2010. The valuation allowance on impaired loans was $635 at December 31, 2010, compared to $733 at September 30, 2010.

An aging analysis of the Bank’s real estate and consumer loans as of December 31, and September 30, 2010 is as follows:

							Recorded
			Greater				Investment >
	31-60 Days	61-90 Days	Than	Total		Total	90 Days and
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruing

December 31, 2010:
Real estate loans	$4,257	$425	$5,047	$9,729	$254,753	$264,482	$-
Consumer loans	7,985	1,904	2,186	12,075	174,161	186,236	-
Total	$12,242	$2,329	$7,233	$21,804	$428,914	$450,718	$-

Sepember 30, 2010:
Real estate loans	$5,144	$1,054	$3,322	$9,520	$251,837	$261,357	$-
Consumer loans	9,064	2,550	3,535	15,149	179,726	194,875	-
Total	$14,208	$3,604	$6,857	$24,669	$431,563	$456,232	$-

A summary of the Bank’s impaired loans as of December 31, and September 30, 2010 is as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

December 31, 2010 and
Three Months then Ended:
With no related allowance recorded:
Real estate loans	$3,296	$3,296	$-	$1,648	$22
Consumer loans	309	309	-	$155	3
With an allowance recorded:
Real estate loans	1,656	1,656	282	$828	4
Consumer loans	1,062	1,062	312	$531	7
Total:
Real estate loans	$4,952	$4,952	$282	$2,476	$26
Consumer loans	$1,371	$1,371	$312	$686	$10

Sepember 30, 2010 and
Twelve Months then Ended:
With no related allowance recorded:
Real estate loans	$907	$907	$-	$937	$4
Consumer loans	211	211	-	$869	5
With an allowance recorded:
Real estate loans	1,297	1,297	271	$1,884	3
Consumer loans	958	958	294	$2,418	18
Total:
Real estate loans	$2,204	$2,204	$271	$2,820	$7
Consumer loans	$1,169	$1,169	$294	$3,286	$23

A summary of loans modified in a troubled debt restructuring as of December 31, 2010 and the three months then ended is as follows:

	December 31, 2010
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled Debt Restructurings:
Real estate loans	10	$945,504	$945,504
Consumer loans	9	171,365	171,365
Total	19	$1,116,869	$1,116,869

	Number of	Recorded
	Contracts	Investment

Troubled Debt Restructurings That
Subsequently Defaulted:
Real estate loans	2	$233,199
Consumer loans	4	111,006
Total	6	$344,205

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, estimated fair value and related unrealized gains and losses of securities available for sale as of December 31 and September 30, 2010, respectively, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Description of Securities	Cost	Gains	Losses	Fair Value
December 31, 2010
U.S. Agency securities	$15,140	$440	$-	$15,580
Non-agency mortgage-backed securities	30,417	-	5,141	25,276
Total investment securities	$45,557	$440	$5,141	$40,856

September 30, 2010
U.S. Agency securities	$16,240	$469	$-	$16,709
Non-agency mortgage-backed securities	33,772	-	8,773	24,999
Total investment securities	$50,012	$469	$8,773	$41,708

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Consolidated Statement of Operations. Losses other than credit will continue to be recognized in other comprehensive income (loss).  Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Bank will not be required to sell the debt security before its anticipated recovery and therefore, there is no other-than-temporary impairment. The non-agency mortgage backed securities with continuous unrealized losses for twelve months or more consist of 14 specific securities.

There were no sales of available for sale securities during the three-month period ended December 31, 2010.

A summary of the amount of other-than-temporary impairment related to credit losses on available-for-sale securities that have been recognized in earnings follows:

	Three Months	Twelve Months
	Ended	Ended
	December 31,	September 30,
	2010	2010

Beginning balance of the amount of OTTI related to credit losses	$9,497	$7,236
Credit portion of OTTI on securities for which OTTI was not previously recognized	620	2,276
Cash payments received on a security in excess of the security's book value adjusted for previously recognized credit portion of OTTI	(50)	(15)
Ending balance of the amount of OTTI related to credit losses	$10,067	$9,497

The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of December 31, 2010, there are no borrowings outstanding on the Federal Reserve line of credit.

NOTE 5 – STOCK-BASED COMPENSATION

In February 2005, our stockholders approved the Company's Recognition and Retention Plan.  This plan provides for the grant of up to 113,910 shares of the Company's common stock to eligible participants under this plan.  As of December 31, 2010, 70,615 restricted shares were issued and outstanding under this plan. During the quarter ended December 31, 2010 no shares were granted to eligible participants under this plan; and 9,338 of previously awarded shares were forfeited.  Restricted shares are awarded at no cost to the employee and have a five-year vesting period.  The fair value of the restricted shares on the date of award was $7.04 per share for 63,783 shares and $6.18 for 6,832 shares.  Compensation expense related to these awards was $1 and $13 for the three months ended December 31, 2010 and 2009, respectively.

In February 2005, our stockholders also approved the Company's 2004 Stock Option and Incentive Plan.  This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under this plan.  The plan provides for the grant of awards for up to 284,778 shares of the Company's common stock.  At December 31, 2010, 202,197 options had been granted under this plan to eligible participants at a weighted-average exercise price of $7.04 per share.  Options granted vest over a five-year period.  Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.  Through December 31, 2010, since the plan’s inception, options for 113,915 shares of the Company's common stock were vested, options for 83,724 shares were forfeited and options for 4,558 shares were exercised.  Of the 202,197 options granted, 113,915 remained outstanding as of December 31, 2010.

We account for stock-based employee compensation related to our 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, we record compensation expense based on the value of the award as measured on the grant date and recognize that cost over the vesting period for the award.  The compensation cost recognized for stock-based employee compensation for the three month periods ended December 31, 2010 and 2009 were $0 and $10, respectively.

In February 2008, our stockholders approved the Company's 2008 Equity Incentive Plan.  The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares.  Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company's common stock.  The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan.  In October 2008, the Compensation Committee suspended consideration of distributions or awards under this plan, and as of December 31, 2010, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

NOTE 6 – SUBSEQUENT EVENT

On February 2, 2011, the Bank sold four agency and 10 non-agency mortgage-backed securities (“MBS”) with an aggregate book value of approximately $25,000, resulting in a net realized gain of approximately $150. The sale was executed in order to (a) take advantage of current favorable market prices to minimize realized losses on certain non-agency MBS, (b) reduce the Bank’s exposure to credit risk within its non-agency MBS portfolio, and (c) improve the Bank’s risk-based capital position by eliminating certain MBS securities which represented higher risk-weighted assets for regulatory capital computation purposes.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would.”   Such forward-looking statements in this report are inherently subject to many uncertainties in the Company’s operations and business environment.  These uncertainties include general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; further write-downs in the Bank’s mortgage-backed securities portfolio; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank; fluctuation of the Company’s stock price; ability to attract and retain key personnel; ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.  Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K, as amended, for the year ended September 30, 2010 originally filed with the Securities and Exchange Commission on December 23, 2010. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

GENERAL

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of December 31, 2010, and the consolidated results of operations for the three months ended December 31, 2010, compared to the same period in the fiscal year ended September 30, 2010.  This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K/A filed with the Securities and Exchange Commission on January 11, 2011 and originally filed on December 23, 2010.

PERFORMANCE SUMMARY

The following table sets forth our results of operations and related summary information for the three month periods ended December 31, 2010 and 2009:

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for per share data)
	Three Months Ended
	December 31,
	2010	2009

Net income (loss), as reported	$(239)	$175
EPS - basic, as reported	$(0.05)	$0.03
EBS - diluted, as reported	$(0.05)	$0.03
Cash dividends paid	$-	$-

Return on average assets (annualized)	(0.16%)	0.12%
Reteurn on average equity (annualized)	(1.87%)	1.26%
Efficiency ratio, as reported (1)	70.15%	70.53%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings. A lower ratio indicates greater efficiency.

The following is a brief summary of some of the factors that affected our operating results in the three months ended December 31, 2010. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share and per share amounts, are stated in thousands. We reported a net loss of $239 for the three months ended December 31, 2010, compared to net income of $175 for the three months ended December 31, 2009. Both basic and diluted losses per share were ($0.05) for the three months ended December 31, 2010, compared to basic and diluted earnings per share of $0.03 for the three months ended December 31, 2009. The return on average assets for the three months ended December 31, 2010 and 2009 was (0.16%) and 0.12%, respectively. The return on average equity for the three months ended December 31, 2010 and 2009 was (1.87%) and 1.26%, respectively. No cash dividends were declared or paid in either of the three month periods ended December 31, 2010 and 2009, respectively.

Key factors behind these results were:

●	Net interest income and net interest margin improved from the comparable period last year as rates paid on interest bearing liabilities decreased at a greater rate than the decrease in rates on our interest earning assets, thereby increasing our interest rate spread.
●	Net interest income was $5,363 for the three month period ended December 31, 2010, an increase of $384 or 7.71% from the three month period ended December 31, 2009. Interest income decreased $213, from $8,172 to $7,959, and interest expense decreased $597 from $3,193 to $2,596 over the same periods.
●	The net interest margin of 3.73% for the three months ended December 31, 2010 compares to 3.62% for the three months ended December 31, 2009. The 11 basis point (“bp”) increase largely resulted from a 14 bp increase in interest rate spread caused by a 41 bp decrease in the return on interest bearing assets, which was more than offset by a 55 bp decrease in the cost of interest bearing liabilities. We continue to see larger decreases in rates paid on deposits compared to the decreases in our lending interest rates. We also have reduced our balance of FHLB borrowings, which represents our higher interest rate source of funds.
●	Total loans were $450,718 at December 31, 2010, a decrease of $5,514, or 1.21% from September 30, 2010. Total deposits were $482,393 at December 31, 2010, an increase of $6,091 or 1.28% from September 30, 2010.
●	Net loan charge-offs increased from $398 for the three months ended December 31, 2009 to $1,333 for the three months ended December 31, 2010. Increased net loan charge-offs, along with increases in delinquency rates and non-performing loans led to significantly increased provision for loan losses of $1,600 for the three months ended December 31, 2010 compared to $760 for the three months ended December 31, 2009. Net loan charge-offs represented 0.98% of total loans for the three months ended December 31, 2010, compared to 0.51% for the three months ended December 31, 2009. Our new credit policy and more proactive charge-off and collection practices have contributed to increased loan charge-offs. Our customers’ ability to repay their loans has also been adversely affected by sustained higher unemployment rates. Further, depressed home prices and other collateral values have increased incidences of collateral shortfalls and have contributed to an increase in impaired loans, charge-offs and the need for higher levels of allowance for loan loss.

●	Non-interest income (loss) remained relatively flat, at $41 and $19 for the three month periods ending December 31, 2010 and 2009, respectively. Non-interest income (loss) includes $570 and $584 of other-than-temporary impairment (OTTI) losses on our non-agency mortgage-backed securities portfolio for the periods ended December 31, 2010 and 2009, respectively.
●	Non-interest expense increased 6.45%, from $3,937 to $4,191 for the three month period ending December 31, 2009 compared to the three month period ending December 31, 2010 due to the increase in Legal and Collection expense and Loss on Sale of Collateral of $101 and the increase in Salaries and related benefits of $132. The increase in Salaries and related benefits was primarily due to the need for staff additions and realignment.

CRITICAL ACCOUNTING POLICIES

We have established certain accounting policies, which require use of estimates and judgment.  In addition to the policies included in Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included as an exhibit to our Form 10-K/A annual report for the fiscal year ending September 30, 2010, our critical accounting policies are as follows:

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

Current authoritative guidance provides that some portion of an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component is recorded in earnings as a component of other-than-temporary impairment in the consolidated statements of operations, while the loss component related to other market factors is recognized in other comprehensive income (loss), provided the Bank does not intend to sell the underlying debt security and it is “more likely than not” that the Bank will not have to sell the debt security prior to recovery of the unrealized loss.

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

To determine if other-than-temporary impairment exists on a debt security, the Bank first determines if (1) it intends to sell the security or (2) it is more likely than not that it will be required to sell the security before its anticipated recovery.  If either of the conditions is met, the Bank will recognize other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis.  If neither of the conditions is met, the Bank determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors.  The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss.  The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security.  The amount of the total impairment related to all other factors (excluding credit loss) is included in other comprehensive income (loss).

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

Income Taxes.

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. As of December 31, 2010, management does not believe a valuation allowance is necessary.

STATEMENT OF OPERATIONS ANALYSIS

Net Interest Income. Net interest income represents the difference between the dollar amount of interest earned on interest-bearing assets and the dollar amount of interest paid on interest-bearing liabilities. The interest income and expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.

Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest income earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin.

Net interest income was $5,363 for the three months ended December 31, 2010, compared to $4,979 for the three months ended December 31, 2009. The net interest margin for the three months ended December 31, 2010 was 3.73% compared to 3.62% for the three months ended December 31, 2009. The 11 bp increase in net interest margin was attributable to a 14 bp increase in interest rate spread resulting from a 41 bp decline in return on interest-earning assets, which was more than offset by a 55 bp decrease in the cost of interest-bearing liabilities between the three months ended December 31, 2010 and the three months ended December 31, 2009. Contributing factors include an increase in CDs of approximately $60,000 and a decrease in FHLB advances of approximately $45,000, both reflecting a shift to lower cost funding.

As shown in the rate/volume analysis in the following pages, volume changes resulted in a $15 decrease in net interest income for the three months ended December 31, 2010 and over the amount recorded during the three months ended December 31, 2009. The decrease and changes in the composition of interest earning assets resulted in a $93 decrease in interest income for the three months ended December 31, 2010 from the level achieved during the three months ended December 31, 2009, offset by a $78 decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on interest earning assets decreased interest income by $120, but were more than offset by rate changes on interest-bearing liabilities that decreased interest expense by $519, for a net impact of $399 due to changes in interest rates. The changes in CD and FHLB Advance balances, discussed above, are the primary factors affecting volume changes. Rate decreases on loans and all deposit categories are reflective of the overall lower market interest rate environment currently versus the same period last year.

For the three months ended December 31, 2010, the yield on earning assets was 5.53%, compared to 5.94% for the three months ended December 31, 2010 which was the combined effect of a decrease of 19 bp in the loan yield and a decrease in other interest bearing deposits. The average loan yield was 6.36% for the three months ended December 31, 2010 and 6.55% in the three months ended December 31, 2009. Competitive pricing on new and refinanced loans, tightened credit underwriting standards, as well as increased prepayments due to the current low rate environment, all contributed to reduced loan yields during the three months ended December 31, 2010 from the three months ended December 31, 2009.

For the three months ended December 31, 2010, the cost of interest-bearing liabilities decreased 55 bps from 2.48% in the three months ended December 31, 2009, to 1.93%, resulting, in part, from a continuing decrease in interest rates, generally, in 2010. The combined average cost of interest-bearing deposits was 1.64% for the three months ended December 31, 2010, down 56 bp from the three months ended December 31, 2009, primarily resulting from the continued low short-term interest rate environment. The Bank sought increases in customer deposits at competitively low interest rates, in part to replace FHLB Advances, which represent a higher interest rate source of funds.

We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. Continued low interest rates will enable us to experience a favorable interest rate margin.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31 for each of the fiscal years shown below. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.

Average interest earning assets were $571,190 for the period ending December 31, 2010 compared to $545,365 for the period ending December 31, 2009. Average loans outstanding increased to $453,087 from $445,222 for the period ending December 31, 2010 and 2009, respectively.  Interest income on loans decreased $79, of which $128 related to the increase in average outstanding balances offset by a decrease in interest income of $207 due to lower yields on such loans.

Average interest-bearing liabilities increased $22,757 for the three months ending December 31, 2010 compared to the three months ending December 31, 2009.  Average interest-bearing deposits increased $67,958, or 16.46% for the quarter ending December 31, 2010 compared to the same period in 2009.  Interest expense on interest-bearing deposits increased $418 from the volume and mix changes and decreased $701 from the impact of the rate environment, resulting in an aggregate decrease of $283 in interest expense on interest-bearing deposits.  Average FHLB Advances decreased $45,201 for the three months ending December 31, 2010 compared to the three months ending December 31, 2009.  As noted above, the Bank sought increases in customer deposits at competitively low interest rates, in part to replace FHLB Advances, which represent a higher interest rate source of funds.

NET INTEREST INCOME ANALYSIS
(Dollar amounts in thousands)

Three months ended December 31, 2010 compared to the three months ended December 31, 2009:

	Three months ended Dec 31, 2010			Three months ended Dec 31, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average interest-earning assets:
Cash and cash equivalents	$71,676	$41	0.23%	$38,213	$1	0.01%
Loans	453,087	7,269	6.36%	445,222	7,348	6.55%
Interest-bearing deposits	-	-	0.00%	1,852	10	2.14%
Securities available for sale	40,640	649	6.34%	54,038	813	5.97%
FHLB stock	5,787	-	0.00%	6,040	-	0.00%
Total interest earning assets	$571,190	$7,959	5.53%	$545,365	$8,172	5.94%

Average interest-bearing liabilities:
Savings Accounts	$26,207	$17	0.26%	$24,926	$46	0.73%
Demand deposits	21,905	4	0.07%	21,121	7	0.13%
Money Market	154,846	433	1.11%	155,287	712	1.82%
CD's	253,708	1,416	2.21%	193,740	1,381	2.83%
IRA's	24,141	119	1.96%	17,775	126	2.81%
Total deposits	480,807	1,989	1.64%	412,849	2,272	2.20%

FHLB Advances	53,275	607	4.52%	98,476	921	3.71%
Total interest bearing liabilities	$534,082	$2,596	1.93%	$511,325	$3,193	2.48%

Net interest income		$5,363			$4,979

Interest rate spread			3.60%			3.46%

Net interest margin			3.73%			3.62%
Average interest-earning assets to average interest-bearing liabilities			1.07			1.07

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

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)

Three months ended December 31, 2010 compared to the three months ended December 31, 2009:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$1	$39	$40
Loans	128	$(207)	(79)
Interest-bearing deposits	(10)	-	(10)
Securities available for sale	(212)	48	(164)
FHLB stock	-	-	-
Total interest earning assets	(93)	(120)	(213)

Interest expense:
Savings Accounts	2	(31)	(29)
Demand deposits	-	(3)	(3)
Money Market	(2)	(277)	(279)
CD's	379	(344)	35
IRA's	39	(46)	(7)
Total deposits	418	(701)	(283)

FHLB Advances	(496)	182	(314)
Total interest bearing deposits	(78)	(519)	(597)
Net interest income	$(15)	$399	$384

(1) the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”), based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Based on increased historical charge off ratios and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Policies - Allowance for Loan Losses”, the provision for loan losses necessary to ensure an adequate allowance for loan losses continues to remain at elevated levels. Specifically, our customers’ ability to repay loans continues to be adversely affected by higher unemployment rates, and depressed housing prices are causing increases in collateral deficiencies on real estate loans. With both local and national unemployment rates improving slightly in the past quarters, we anticipate our actual charge-off experience to stabilize throughout the fiscal year ended September 30, 2011.

Net loan charge-offs for the three months ended December 31, 2010 and 2009 were $1,333 and $398, respectively. Net charge-offs to average loans were 1.18% for the three months ended December 31, 2010 compared to 0.36% for 2009. For the three months ended December 31, 2010, non-performing loans increased by $4,062 to $9,146 from $5,084 at September 30, 2010. The increase is a result of (a) a $2,135 increase in 91+ days delinquent loans due to several larger book value loans moving faster through the foreclosure process, and (b) a change in our definition of non-performing loans to include all TDR loans that were 91+ days delinquent when restructured as non-performing loans. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.

We recorded provisions for loan losses of $1,600 and $760 for the three months ended December 31, 2010 and 2009, respectively. Management believes that the provision taken for these three month periods is adequate in view of the present condition of the loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.

Non-Interest Income (loss). The following table reflects the various components of non-interest income (loss) for the three months ended December 31, 2010 and 2009, respectively.

	Threee months ended
	December 31,		%
	2010	2009	Change

Non-interest Income (loss):
Net impairment losses recognized in earnings	$(570)	$(584)	(2.40%)
Service charges on deposit accounts	374	389	(0.04)
Insurance commissions	24	52	(0.54)
Loan fees and service charges	211	160	0.32
Other	2	2	0.00
Total non-interest income (loss)	$41	$19	115.79%

Non-interest income increased $22 for the three months ended December 31, 2010 versus the comparable 2009 period, due primarily to increased loan fee and service charge income and lower other-than-temporary impairment losses on MBS securities, offset by decreased deposit account service charge income and insurance commission income.

Non-Interest Expense. The following table reflects the various components of non-interest expense for the three month periods ended December 31, 2010 and 2009, respectively.

	Threee months ended
	December 31,		%
	2010	2009	Change

Non-interest Expense:
Salaries and related benefits	$2,017	$1,885	7.00%
Occupancy - net	643	612	0.05
Office	374	349	0.07
Data processing	59	98	(0.40)
Amortization of core deposit	83	83	0.00
Advertising, marketing and public relations	48	33	0.45
FDIC premium assessment	270	243	0.11
Professional services	287	305	(0.06)
Other	410	329	0.25
Total non-interest expense	$4,191	$3,937	6.45%

Non-interest expense (annualized) /
Average assets	2.85%	2.76%	3.49%

Non-interest expense increased $254 (6.45%) to $4,191 for the three months ended December 31, 2010 compared to $3,937 for the same period in 2009. The non-interest expense (annualized) to average assets ratio was 2.85% for the three months ended December 31, 2010 compared to 2.76% for the same period in 2009.

The increase in Salaries and related benefits was primarily due to the need for staff additions and realignment. The increases in “Other” expense were primarily due to (a) increases in Loss on Sale of Collateral, which were $83 for the three month period ended December 31, 2010 compared to $37 for the three month period ended December 31, 2009; and (b) Legal and Collection costs which were $84 for the three month period ended December 31, 2010 compared to $29 for the three month period ended December 31, 2009.

Income Taxes.  Income tax benefit of ($148) for the quarter ended December 31, 2010, compared to income tax expense of $126 for the quarter ended December 31, 2009 resulted from the decrease in pre-tax income (loss) discussed above.

BALANCE SHEET ANALYSIS

Loans.  Loans decreased by $5,514, or (1.21%), to $450,718 as of December 31, 2010 from $456,232 at September 30, 2010.  At December 31, 2010, the loan portfolio was comprised of $264,482 of loans secured by real estate, or 58.7% of total loans, and $186,236 of consumer loans, or 41.3% of total loans. At September 30, 2010, the loan portfolio mix included real estate loans of $261,357, or 57.3% of total loans, and consumer loans of $194,875, or 42.7% of total loans.

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

The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered troubled debt restructurings (TDRs). In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. We currently have 94 such loans, all secured by real estate or personal property.  Their aggregate book value is $6,323 as of December 31, 2010. The total for the 49 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $2,718 for which $594 in specific ALL was recorded as of December 31, 2010.

At December 31, 2010, the allowance for loan losses was $4,412, or 0.98% of the total loan portfolio, compared to allowance for loan losses of $4,145, or 0.91% of the total loan portfolio at September 30, 2010. This level was based on our analysis of the loan portfolio risk at December 31, 2010, as discussed above.

All of the factors we take into account in determining ALL in general categories are subject to change; thus the allocations are management’s estimate of the loan loss categories in which the probable loss has occurred. Currently, management especially focuses on local and national unemployment rates and home prices, as these factors currently have the most impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available.  These refinements could also cause increases or decreases in ALL. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were 91+ days past due at the time of their restructure. The accrual of interest income is discontinued when a loan becomes more than 91 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than become recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the allowance for loan losses for the periods then ended:
	December 31, 2010	September 30, 2010
	and Three Months Then Ended	and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$7,219	$5,084
Nonperforming troubled debt restructure loans	$1,927	$-
Accruing loans past due 90 days or more	-	-

Total nonperforming loans ("NPLs") (1)	9,146	5,084
Other real estate owned	240	372
Other collateral owned	279	76
Total nonperforming assets ("NPAs")	$9,665	$5,532

Average outstanding loan balance	$453,475	$452,696
Loans, end of period	450,718	456,232
Total assets, end of period	580,338	594,365
ALL, at beginning of period	4,145	1,925

Loans charged off:
Real estate loans	(423)	(1,168)
Consumer loans	(983)	(3,608)
Total loans charged off	(1,406)	(4,776)

Recoveries of loans previously charged off:
Real estate loans	22	44
Consumer loans	51	51
Total recoveries of loans previously charged off:	73	95
Net loans charged off ("NCOs")	(1,333)	(4,681)
Additions to ALL via provision for loan losses charged to operations	1,600	6,901
ALL, at end of period	$4,412	$4,145

Ratios:
ALL to NCOs	3.31	0.89
NCOs (annualized) to average loans	1.18%	1.03%
ALL to total loans	0.98%	0.91%
NPLs to total loans	2.03%	1.11%
NPAs to total assets	1.67%	0.93%

(1)	Included in the nonperforming loan total for December 31, and September 30, 2010 were $1,927 and $0 of troubled debt loan restructurings, respectively. As noted below the Bank now defines non-performing loans to include troubled debt restructure loans that were 91+ days past due at the time of their restructure.

Non-performing loans increased $4,062 (79.9%) during the three months ended December 31, 2010 from their balance as of September 30, 2010.The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.

Our non-performing assets were $9,665 at December 31, 2010, or 1.67% of total assets. This was up from $5,532, or 0.93% of total assets, at September 30, 2010. The increase since September 30, 2010 was a result of two primary factors: (1) we  changed our definition of non-performing loans to include all TDRs that were 91+ days delinquent at the time of restructure, regardless of whether the loan was currently performing under the restructured loan terms; and (2) increases in non-performing one-to-four family residential loans, as well as new non-real estate consumer loans moving into the non-performing category, as our customers and we continue to be impacted by higher unemployment rates and decreasing property values.

Other real estate owned decreased by $132 (35.5%) and other collateral owned increased $203 (267.1%) during the three months ended December 31, 2010 from their balances as of September 30, 2010. The increase in other collateral owned is due to more aggressive credit monitoring and collection practices along with general economic deterioration in the communities we serve.

Despite our increases in charge offs and non-performing assets, we anticipate that we will continue to perform favorably compared to our peers due to the following three key factors:  (1) our average loan-to-value ratio on consumer lending historically has been 70 to 80%, which allows us to minimize risk of loss; (2) the average balance of our individual consumer loans is $9,988 (not in thousands), and the average balance of our individual real estate loans is $93,326 (not in thousands), limiting our loss exposure on any one loan; and (3) as of December 31, 2010, our unsecured loan exposure was limited to $3,174, or 0.55% of total assets.  We believe our current allowance for loan loss is adequate to cover these probable losses on our loan portfolio.

Net charge offs for the quarter ended December 31, 2010 were $1,333 compared to $398 for the quarter ended December 31, 2009. The ratio of annualized net charge-offs to average loans receivable was 1.18% for the three months ended December 31, 2010, compared to 0.36% for the three months ended December 31, 2009. Based on current economic conditions, we anticipate continued elevated levels of loan charge-offs and we will monitor and maintain an adequate allowance for loan loss levels, accordingly.

Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test.

Our total investment portfolio was $40,856 at December 31, 2010 compared with $41,708 at September 30, 2010. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans.  These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase.  As of December 31, 2010, $16,076 of the remaining book value of the non-agency residential MBS portfolio has been downgraded from investment grade to below investment grade.  The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions.   Taking into consideration these developments, we have determined that it is likely the Bank will not collect all amounts due according to the contractual terms of these securities.

During the quarter ended December 31, 2010, the results of our analysis indicated four of our non-agency residential MBS, with aggregate book value of approximately $4,331, had additional other-than-temporary impairment (OTTI).  The before-tax impaired loss, related to the credit portion recorded in earnings, was $620 and the other comprehensive loss, related to market illiquidity, was $846.

Despite more favorable market prices in recent months on certain non-agency MBS, we believe that the remaining fair value of our non-agency MBS portfolio, totaling $25,276, is still subject to numerous risk factors outside of our control, such as market volatility and changes in the credit quality of underlying collateral. Future evaluations of fair value could result in additional OTTI losses.

On December 31, 2010, 14 securities included in our non-agency residential MBS have unrealized losses currently included in accumulated other comprehensive income.  These losses represent a 19.6% decline in value in comparison to our amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

The amortized cost and market values of our available-for-sale securities as of the periods indicated below were as follows:

	Amortized	Fair
	Cost	Value

December 31, 2010
Residential Agency MBS	$15,140	$15,580
Residential Non-agency MBS	30,417	25,276

Totals	$45,557	$40,856

September 30, 2010
Residential Agency MBS	$16,240	$16,709
Residential Non-agency MBS	33,772	24,999

Totals	$50,012	$41,708

As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of December 31, 2010, we held $16,076 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.

Other Assets / Deferred Income Taxes. Other Assets were $10,182 and $12,337 at December 31, and September 30, 2010, respectively. The largest item comprising Other Assets are Deferred Tax Assets. Changes in Deferred Tax Assets arise primarily from the change in unrealized losses on available for sale securities.

The composition of our available-for-sale portfolios by credit rating as of the periods indicated was as follows:

	December 31,		September 30,
	2010		2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Agency	$15,140	$15,580	$16,240	$16,709
AAA	3,870	3,934	4,514	4,380
A	5,445	5,331	6,041	5,444
B	5,026	3,538	-	-
Below investment grade	16,076	12,473	23,217	15,175
Total	$45,557	$40,856	$50,012	$41,708

Based on management’s impairment testing, during the quarter ended December 31, 2010 we recognized an additional $620 other-than-temporary impairment loss on four securities in our MBS portfolio.  The impairment loss before tax that was recorded in earnings was $620 and the portion of the impairment recorded as other comprehensive loss was $846.  At December 31, 2010, the approximate aggregate fair value of the four securities with other-than-temporary impairment was $2,301. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2010, balance of OTTI related to credit losses	$9,497
Credit portion of OTTI recognized during the quarter ended December 31, 2010	620
December 31, 2010, balance of OTTI related to credit losses	$10,117

There were no sales of available-for-sale securities during the three-month period ended December 31, 2010.  No securities were pledged as of December 31, 2010.  Utilizing a third party firm, we will continue to obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis.  Our management and Board of Directors will review and consider additional testing to determine if additional write-downs of the MBS portfolio are warranted.

Deposits. Deposits increased to $482,393 at December 31, 2010, from $476,302 at September 30, 2010. Deposit growth by product and generated by in-store versus traditional branch locations is as follows:

	In-store	Traditional	Total
Non-CD deposits	$(2,468)	$2,219	$(249)
CD deposits - customer	8,989	685	9,674
CD deposits - institutional	-	(3,333)	(3,333)
Total deposit growth	$8,989	$(2,648)	$6,341

We continue to grow deposits through effective execution of our in-store branch growth strategy, and by expanding our deposit product offerings. We also continue to reduce our reliance upon institutional certificates of deposit as a funding source.

The Bank has made a deliberate effort to reduce its reliance on brokered deposits as a source of funding.  Brokered deposits decreased from $297 at September 30, 2010 to $99 at December 31, 2010.  These deposits have been replaced by core deposits.

Borrowed Funds.  FHLB advances decreased from $64,200 as of September 30, 2010, to $42,800 as of December 31, 2010, primarily as a result of payment of a $20,500 note as it matured in November 2010.

Stockholders’ Equity. Total stockholders’ equity was $51,801 at December 31, 2010, versus $49,877 at September 30, 2010.  Total stockholders’ equity increased by $1,924, primarily as a result of a decrease in accumulated other comprehensive loss due to favorable market value adjustments to our MBS portfolio, offset by a decrease in retained earnings due to a net loss of $239 for the three months ended December 31, 2010.

Liquidity and Asset / Liability Management.

Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year.  At December 31, 2010, our liquidity ratio was 18.87%, above our targeted liquidity ratio of 10%.

Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; and other short-term investments and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments.  While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $143,158 of our $254,275 (56.3%) CD portfolio will mature within the next 12 months, we have historically retained over 75%  of our maturing CD’s. Through new deposit product offerings to our branch customers, we are currently attempting to lengthen deposit maturities.  In our present interest rate environment, and based on maturing yields this should also improve our cost of funds. We believe that the expansion of our in-store branch network in attracting core deposits will enhance long-term liquidity, and is a key component to our broader liquidity management strategy.

We maintain access to additional sources of funds including FHLB borrowings and lines of credit with both the Federal Reserve Bank and the United Bankers Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets.  Currently, we have approximately $116,000 available under this arrangement. We also maintain lines of credit of $11,000 with the Federal Reserve Bank, and $5,000 with United Bankers Bank as part of our contingency funding plan.

Off-Balance Sheet Liabilities.  Some of our financial instruments have off-balance sheet risk.  These instruments include unused commitments for credit cards, lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit.  As of December 31, 2010, the Company had $2,763 in unused commitments, compared to $8,781 in unused commitments as of September 30, 2010. The decrease is primarily due to a decrease in (a) real estate mortgage loan commitments from $1,566 at September 30, 2010 to $752 at December 31, 2010; and (b) decrease in unused available credit commitments on our credit card portfolio from $4,969 at September 30, 2010 to $0 at December 31, 2010.

Capital Resources. As of December 31, 2010, we were “well capitalized” under applicable Prompt Corrective Action Provisions standards in all regulatory measured categories. Current OTS guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2010 (Unaudited)
Total capital (to risk weighted assets)	$57,119,000	11.5%	$39,746,000	>=	8.0%	$49,683,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	53,342,000	10.7%	19,873,000	>=	4.0%	29,810,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	53,342,000	9.2%	23,297,000	>=	4.0%	29,121,000	>=	5.0%

Tangible capital (to tangible assets)	53,342,000	9.2%	8,736,000	>=	1.5%	NA		NA

As of September 30, 2010 (Audited)
Total capital (to risk weighted assets)	$56,858,000	11.0%	$41,386,000	>=	8.0%	$51,732,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	53,447,000	10.3%	20,693,000	>=	4.0%	31,039,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	53,447,000	8.9%	23,941,000	>=	4.0%	29,927,000	>=	5.0%

Tangible capital (to tangible assets)	53,447,000	8.9%	8,978,000	>=	1.5%	NA		NA

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

As of December 31, 2010, $224,050 of loans in our portfolio included a payable-on-demand clause.  We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate.  Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases.  It is the Bank’s policy to write the majority of its real estate loans with a payable-on-demand clause.  The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity.

The following table sets forth, at September 30, 2010 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments).  As of September 30, 2010, due to the current level of interest rates, NPV estimates for decreases in interest rates greater than 100 basis points are not meaningful.

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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.  We carried out an evaluation as of December 31, 2010, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 at reaching a level of reasonable assurance.

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

 On September 27, 2010, Mr. Cooley filed a lawsuit in the Eau Claire County Circuit court against the Company and the Bank and individual directors thereof, seeking damages for breach of employment contract, violation of public policy in the State of Wisconsin, defamation of character and intentional infliction of emotional distress, and punitive damages.

On January 24, 2011, the court dismissed the defamation, infliction of emotional distress and punitive damage claims.

Management continues to believe that the remaining aforementioned claims are without merit. However, the Company intends to vigorously defend against the claims, although no assurances can be given regarding the outcome of this matter.

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K, as amended for the fiscal year ended September 30, 2010. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

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

Date:  February 14, 2011
By:   /s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date:  February 14, 2011
By:   /s/ Rebecca L. Johnson
Rebecca L. Johnson
Principal Financial and Accounting Officer