Form 10-Q
period 2011-03-31
Citizens Community Bancorp Inc.
filed 2011-05-16
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer, “ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At May 16, 2011 there were 5,113,258 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
MARCH 31, 2011
INDEX
Page Number
2 | Page

ITEM 1. FINANCIAL STATEMENTS
CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2011 unaudited and September 30, 2010 derived from audited financial statements
(in thousands, except share data)

	March 31, 2011	September 30, 2010

Assets

Cash and cash equivalents	$51,030	$72,438
Other interest-bearing deposits	6,991	—
Securities available-for-sale (at fair value)	63,626	41,708
Federal Home Loan Bank stock	5,787	5,787
Loans receivable	439,842	456,232
Allowance for loan losses	(4,504)	(4,145)

Loans receivable — net	435,338	452,087

Office properties and equipment — net	7,209	7,216
Accrued interest receivable	1,717	1,977
Intangible assets	649	815
Other assets	9,677	12,337

TOTAL ASSETS	$582,024	$594,365

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$482,566	$476,302
Federal Home Loan Bank advances	42,800	64,200
Other liabilities	4,116	3,986

Total liabilities	529,482	544,488

Stockholders’ equity:
Common stock - 5,113,258 and 5,113,258 shares, respectively	51	51
Additional paid-in capital	53,823	53,823
Retained earnings	971	1,130
Unearned deferred compensation	—	(1)
Accumulated other comprehensive loss	(2,303)	(5,126)

Total stockholders’ equity	52,542	49,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$582,024	$594,365

See accompanying condensed notes to unaudited consolidated financial statements.
3 | Page

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations — Unaudited
Three and Six Months Ended March 31, 2011 and 2010
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010

Interest and dividend income:
Interest and fees on loans	$6,996	$7,284	$14,265	$14,632
Interest on investments	525	811	1,215	1,635

Total interest and dividend income	7,521	8,095	15,480	16,267
Interest expense:
Interest on deposits	1,845	1,957	3,834	4,229
Interest on borrowed funds	454	788	1,061	1,709

Total interest expense	2,299	2,745	4,895	5,938

Net interest income	5,222	5,350	10,585	10,329
Provision for loan losses	1,650	1,402	3,250	2,162

Net interest income after provision for loan losses	3,572	3,948	7,335	8,167

Noninterest income:
Total other-than-temporary impairment (losses)/recoveries	566	(1,094)	(1,414)	(1,700)
Portion of loss/(recoveries) recognized in other comprehensive loss (before tax)	(566)	592	844	614
Net gains from sale of securities	234	—	234	—

Net gains / (losses) on available-for-sale securities recognized in earnings	234	(502)	(336)	(1,086)
Service charges on deposit accounts	335	339	709	728
Insurance commissions	24	68	48	120
Loan fees and service charges	68	68	279	228
Other	2	3	4	5

Total noninterest income	663	(24)	704	(5)

Noninterest expense:
Salaries and related benefits	2,093	1,942	4,110	3,827
Occupancy — net	666	646	1,309	1,258
Office	334	345	708	694
Data processing	74	87	133	185
Amortization of core deposit	83	83	166	166
Advertising, marketing and public relations	20	38	68	71
FDIC premium assessment	273	221	543	464
Professional services	279	265	566	570
Other	270	418	680	747

Total noninterest expense	4,092	4,045	8,283	7,982

Income (loss) before provision for income tax	143	(121)	(244)	180
Provision (benefit) for income taxes	63	(42)	(85)	84

Net income (loss)	$80	$(79)	$(159)	$96

Per share information:

Basic earnings (loss)	$0.02	$(0.02)	$(0.03)	$0.02

Diluted earnings (loss)	$0.02	$(0.02)	$(0.03)	$0.02

Dividends paid	$—	$—	$—	$—

See accompanying condensed notes to unaudited consolidated financial statements.
4 | Page

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of
Changes in Stockholders’ Equity and Comprehensive
Gain/(Loss) — Unaudited
Six Months Ended March 31, 2011
(in thousands, except Shares)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Equity

Balance, September 30, 2010	5,113,258	$51	$53,823	$1,130	$(1)	$(5,126)	$49,877
Comprehensive gain (loss):
Net income loss				(159)			(159)
Amortization of unrecognized prior service costs and net gains/losses, net of tax						1	1
Net unrealized gain on available for sale securities, net of tax						2,340	2,340
Change in unrealized gain arising from sale of securities, net of tax						140	140
Change for realized losses on securities available for sale for OTTI write-down, net of tax						342	342

Total comprehensive gain							2,664

Amortization of restricted stock					1		1

Balance, March 31, 2011	5,113,258	$51	$53,823	$971	$—	$(2,303)	$52,542

See accompanying condensed notes to unaudited consolidated financial statements.
5 | Page

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows — Unaudited
Six Months Ended March 31, 2011 and 2010
(in thousands, except per share data)

	Six Months Ended
	March 31,	March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$(159)	$96

Adjustments to reconcile net loss to net cash provided by operating activities:
Net securities amortization	(97)	(173)
Depreciation	666	558
Provision for loan losses	3,250	2,162
Net realized gain on sale of securites	(234)	0
Impairment on mortgage-backed securities	620	1,086
Amortization of core deposit intangible	166	166
Amortization of restricted stock	1	18
Provision for stock options	0	12
Provision for deferred income taxes	0	379
Increase (decrease) in accrued interest receivable and other assets	1,650	(4,197)
Increase in other liabilities	130	89

Total adjustments	6,152	100

Net cash provided by operating activities	5,993	196

Cash flows from investing activities:
Net decrease (increase) in interest–bearing deposits	(6,991)	2,458
Proceeds from sale of securities available–for–sale	24,711	0
Principal payments on securities available for sale	7,363	6,550
Purchase of securities available–for–sale	(49,577)	0
Net decrease (increase) in loans	12,887	(13,259)
Net capital expenditures	(658)	(168)

Net cash used in investing activities	(12,265)	(4,419)

Cash flows from financing activities:
Net decrease in Federal Home Loan Bank advances	(21,400)	(7,105)
Net increase in deposits	6,264	8,104

Net cash provided by (used in) financing activities	(15,136)	999

Net decrease in cash and cash equivalents	(21,408)	(3,224)
Cash and cash equivalents at beginning of period	72,438	43,191

Cash and cash equivalents at end of period	$51,030	$39,967

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$3,846	$4,230
Interest on borrowings	$1,130	$1,785
Income taxes	$5	$3

Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	$637	$265
See accompanying condensed notes to unaudited consolidated financial statements.
6 | Page

CITIZENS COMMUNITY BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
     In preparing these financial statements, we evaluated the events and transactions that occurred through May 16, 2011, the date on which the financial statements were available to be issued.
     The accompanying interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Community Federal. All significant inter-company accounts and transactions have been eliminated.
     Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, valuation of acquired intangible assets, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
     Securities — Securities are classified as available-for-sale when they might be sold before maturity. Although we generally intend to hold most of the securities in our investment portfolio until maturity, we may, from time to time, sell any of our investment securities as part of our overall management of our investment portfolio. As such, we classify all investment securities as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses and losses deemed other-than-temporarily impaired
7 | Page

due to non-credit issues being reported in other comprehensive income, net of tax. Unrealized losses deemed other-than-temporarily impaired due to credit issues are reported in current period operations.
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
     Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
     Interest income on mortgage and consumer loans is discontinued at the time the loan is over 91 days delinquent. Past due status is based on the contractual terms of the loan. Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered unlikely. All interest accrued but not received for a loan placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account due date to less than 92 days delinquent. Interest on impaired loans considered troubled debt restructurings that are not more than 91 days delinquent is recognized as income as it accrues based on the revised terms of the loan.
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
     Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable and inherent credit losses. Loan losses are charged against the allowance for loan loss (“ALL”) when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL. Management estimates the allowance balance required using past loan loss experience; the nature, volume and composition of the loan portfolio; known and inherent risks in the portfolio; information about specific borrowers’ ability to repay and estimated collateral values; current economic conditions; and other relevant factors. The ALL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire ALL balance is available for any loan that, in management’s judgment, should be charged off.
     A loan is impaired when full payment under the loan terms is not expected. Troubled debt restructurings are individually evaluated to determine the need for a specific allowance. If a specific allowance is warranted, a specific allowance is established so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the underlying collateral of the loan. Large groups of smaller balance homogeneous loans, such as non-classified
8 | Page

consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.
     The Bank manages its loan portfolio in two segments; real estate loans and consumer loans. Real estate loans are secured by single family or 1-4 family real estate, and include first and second mortgage loans along with home equity lines of credit. Consumer loans consist mainly of loans secured by personal property as collateral. Approximately 80% of the Bank’s consumer loan portfolio consists of indirect paper loans. Indirect paper loans are secured consumer loans originated by the Bank where the borrowers are identified through the Bank’s relationships with various consumer product dealer networks mainly within the Bank’s market area. These loans are approved based on the Bank’s current underwriting standards. Management believes that bifurcation of the Bank’s loan portfolio into these two segments for credit quality, impairment and ALL disclosures provides the most meaningful presentation, consistent with how each portfolio is managed.
     Income Taxes — The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 14 to the Company’s consolidated financial statements included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on January 11, 2011 for details on the Company’s income taxes.
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
     Earnings (Loss) Per Share — Basic earnings (loss) per common share is calculated as net income or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable during the period, consisting of stock options outstanding under the Company’s stock incentive plan.
     Reclassifications — Certain items previously reported were reclassified for consistency with the current presentation.
     Adoption of New Accounting Standards — In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective control for Repurchase Agreements. This ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The provisions of this guidance are not expected to have a significant impact on the Company’s consolidated financial condition, results of operation or liquidity.
9 | Page

     In April 2011, the FASB issued ASU No. 2011-02 Receivables (“Topic 310”): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU is intended to improve financial reporting by creating greater consistency in how GAAP is applied for various types of debt restructurings. It is intended to assist creditors in determining whether a modification of terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The provisions of this guidance are not expected to have a significant impact on our consolidated financial condition, results of operations or liquidity.
     July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of this guidance is for an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for doubtful accounts; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis shall be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance makes changes to existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. All provisions of this guidance are currently effective.
     The provisions of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.
     In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures; Improving Disclosures about Fair Value Measurements”, which provided updated guidance on fair value measurements and disclosures as set forth in ASC 820-10. The guidance requires companies to disclose transfers in and out of levels 1 and 2, and to expand the reconciliation of level 3 fair value measurements by presenting separately information about purchases, sales, issuances and settlements. The updated guidance also clarifies existing disclosure requirements on the level of disaggregation (provide fair value measurement disclosures for each class of assets and liabilities) and inputs and valuation techniques (required disclosure for fair value measurements that fall in either level 2 or level 3). This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation of level 3 fair value measurements. Those disclosures regarding the reconciliation of level 3 fair value measurements became effective for periods beginning after December 15, 2010. The provisions of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.
NOTE 2 — FAIR VALUE ACCOUNTING
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
10 | Page

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input within the valuation hierarchy that is significant to the fair value measurement.
     The fair value of securities available for sale is determined by obtaining market price quotes from independent third parties wherever such quotes are available (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Where such quotes are not available, we utilize independent third party valuation analyses to support our own estimates and judgments in determining fair value.
11 | Page

Assets Measured on a Recurring Basis (000’s)

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Instruments	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2011:
Securities available for sale:
U.S. Agency mortgage-backed securities	$20,958	$—	$20,958	$—
U.S. Agency floating Rate Bonds	31,646	—	31,646	—
Non-agency mortgage-backed securities	11,022	—	—	11,022

Total	$63,626	$—	$52,604	$11,022

September 30, 2010:
Securities available for sale:
U.S. Agency securities	$16,709	$—	$16,709	$—
Non-agency mortgage-backed securities	24,999	—	—	24,999

Total	$41,708	$—	$16,709	$24,999

Assets Measured on a Nonrecurring Basis (000’s)

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Instruments	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2011:
Foreclosed assets	$649	$—	$—	$649
Loans restructured in a troubled debt restructuring	6,376	—	—	6,376

Total	$7,025	$—	$—	$7,025

September 30, 2010:
Foreclosed assets	$448	$—	$—	$448
Loans restructured in a troubled debt restructuring	3,178	—	—	3,178

Total	$3,626	$—	$—	$3,626

     Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Bank, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturities, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. We had an independent valuation of all Level 3 securities in the current quarter. Based on this valuation, we recorded pre-tax other than temporary impairment of $620 during the six months ended March 31, 2011.
12 | Page

     The fair value of foreclosed assets is determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, we utilize independent third party appraisals to support our own estimates and judgments in determining fair value.
     The following table presents a reconciliation of residential mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended March 31, 2011 and 2010 (000’s):

	Six Months Ended
	March 31,	March 31,
	2011	2010

Balance beginning of period	$24,999	$36,517
Total gains or losses (realized/unrealized):
Included in earnings	(620)	(1,086)
Included in other comprehensive loss	5,058	3
Sales	(13,633)	—
Payments, accretion and amortization	(4,782)	(5,782)

Balance end of period	$11,022	$29,652

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
Interest Bearing Deposits
     Fair value of interest bearing deposits is estimated based on their carrying amounts.
Loans Receivable
     Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification.
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
13 | Page

Deposits
     The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date. The fair value of certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates.
Federal Home Loan Bank Advances
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
     The carrying amount and estimated fair value of financial instruments were as follows (000’s):

	March 31,		September 30,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$51,030	$51,030	$72,438	$72,438
Interest-bearing deposits	6,991	6,991	—	—
Securities available for sale	63,626	63,626	41,708	41,708
Loans receivable	435,338	461,521	452,087	477,039
FHLB stock	5,787	5,787	5,787	5,787
Accrued interest receivable	1,717	1,717	1,977	1,977

Financial liabilities:
Deposits	482,566	488,731	476,302	482,337
FHLB advances	42,800	45,527	64,200	68,290
Accrued interest payable	$159	$159	$232	$232
NOTE 3 —LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS
     The ALL represents management’s estimate of probable and inherent credit losses in the Bank’s loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on our consolidated balance sheet. Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses is charged to operations based on management’s periodic evaluation of the aforementioned specific factors as well as any other pertinent factors.
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
14 | Page

These analyses involve a high degree of judgment in estimating the amount of potential loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general component of the ALL is based on the Company’s historical loss experience which is updated quarterly. The general component of the ALL also includes consideration for concentrations, changes in portfolio mix and volume, changes in underwriting standards and other qualitative factors.
     There are many factors affecting the ALL; some are quantitative, while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which result in probable credit losses), includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.
15 | Page

     Changes in the ALL for the periods presented below were as follows (dollar amounts in thousands):

	Real Estate	Consumer	Total

March 31, 2011 and Six Months then Ended:

Allowance for Loan Losses:
Beginning balance	$1,562	$2,583	$4,145
Charge-offs	(1,195)	(1,825)	(3,020)
Recoveries	30	99	129
Provision (1)	1,290	1,960	3,250

Ending balance	$1,687	$2,817	$4,504

Ending balance: individually evaluated for impairment	$406	$301	$707

Ending balance: collectively evaluated for impairment	$1,281	$2,516	$3,797

Loans Receivable:
Ending balance	$265,691	$174,151	$439,842

Ending balance: individually evaluated for impairment	$10,496	$2,808	$13,304

Ending balance: collectively evaluated for impairment	$255,195	$171,343	$426,538

Sepember 30, 2010 and Twelve Months then Ended:

Allowance for Loan Losses:
Beginning balance	$846	$1,079	$1,925
Charge-offs	(1,331)	(3,445)	(4,776)
Recoveries	44	51	95
Provision (1)	2,003	4,898	6,901

Ending balance	$1,562	$2,583	$4,145

Ending balance: individually evaluated for impairment	$211	$522	$733

Ending balance: collectively evaluated for impairment	$1,351	$2,061	$3,412

Loans Receivable:
Ending balance	$261,357	$194,875	$456,232

Ending balance: individually evaluated for impairment	$4,092	$4,560	$8,652

Ending balance: collectively evaluated for impairment	$257,265	$190,315	$447,580

(1)	The Bank does not have historical data disaggregating provision for loan losses between real estate and consumer loans. Therefore, the provision for loan losses has been allocated between real estate and consumer loans for each period presented based on the ratio of real estate and consumer net loan charge-offs for that period.
     The Bank has originated substantially all loans currently recorded on its balance sheet. The Bank has not acquired any loans since 2005.
16 | Page

     As an integral part of their examination process, various regulatory agencies review the ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.
     Loans receivable as of the end of the periods shown below are as follows (dollar amounts in thousands):

	Real Estate Loans		Consumer Loans
	March 31,	September 30,	March 31,	September 30,
	2011	2010	2011	2010

Performing loans
Performing TDR loans	$4,092	$2,714	$1,078	$559
Performing loans other	255,195	255,110	171,342	192,765

Total performing loans	259,287	257,824	172,420	193,324

Nonperforming loans (1)
Nonperforming TDR loans	1,596	—	260	—
Nonperforming loans other	4,808	3,533	1,471	1,551

Total nonperforming loans	6,404	3,533	1,731	1,551

Total loans	$265,691	$261,357	$174,151	$194,875

(1)	Nonperforming loans are defined as loans that (a) are 91+ days past due and nonaccruing, or (b) TDR loans restructured at a 0% interest rate that were 91+ days past due and nonaccruing at the time of restructuring.
     Impaired loans with a valuation allowance based upon the fair value of the underlying collateral had a carrying amount of $3,170 at March 31, 2011 compared to $2,581 at September 30, 2010. The valuation allowance on impaired loans was $707 at March 31, 2011, compared to $733 at September 30, 2010.
     An aging analysis of the Bank’s real estate and consumer loans as of March 31, 2011 and September 30, 2010 is as follows (dollar amounts in thousands):

							Recorded
			Greater				Investment >
	31-60 Days	61-90 Days	Than	Total		Total	90 Days and
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruing

March 31, 2011:
Real estate loans	$2,964	$1,437	$4,384	$8,785	$256,906	$265,691	$—
Consumer loans	3,327	699	1,471	5,497	168,654	174,151	—

Total	$6,291	$2,136	$5,855	$14,282	$425,560	$439,842	$—

Sepember 30, 2010:
Real estate loans	$5,144	$1,054	$3,322	$9,520	$251,837	$261,357	$—
Consumer loans	3,920	1,496	3,535	8,951	185,924	194,875	—

Total	$9,064	$2,550	$6,857	$18,471	$437,761	$456,232	$—

17 | Page

     A summary of the Bank’s impaired loans as of March 31, 2011 and September 30, 2010 is as follows (dollar amounts in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

March 31, 2011 and Six Months then Ended:
With no related allowance recorded:
Real estate loans	$3,568	$3,568	$—	$2,238	$51
Consumer loans	345	345	—	$278	6
With an allowance recorded:
Real estate loans	2,120	2,120	366	$1,709	11
Consumer loans	993	993	284	$976	15
Total:
Real estate loans	5,688	5,688	366	3,946	62
Consumer loans	$1,338	$1,338	$284	$1,254	$21

Sepember 30, 2010 and Twelve Months then Ended:
With no related allowance recorded:
Real estate loans	$907	$907	$—	$937	$4
Consumer loans	211	211	—	$869	5
With an allowance recorded:
Real estate loans	1,297	1,297	271	$1,884	3
Consumer loans	958	958	294	$2,418	18
Total:
Real estate loans	$2,204	$2,204	$271	$2,820	$7
Consumer loans	$1,169	$1,169	$294	$3,286	$23
18 | Page

Troubled Debt Restructuring — A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either accrual or nonaccrual status upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. A summary of loans modified in a troubled debt restructuring as of March 31, 2011 and during the six months then ended is as follows:

	Real Estate	Consumer	Total

March 31, 2011 and Six Months then Ended:
Accruing / Performing:
Beginning balance	$1,402	$415	$1,817
Principal payments	42	72	114
Charge-offs	—	—	—
Advances	21	4	25
New restructured	962	342	1,304
Class Transfers	1,487	207	1,694
Transfers between accrual/non-accrual	—	—	—

Ending balance	$3,914	$1,040	$4,954

Non-accrual / Non-performing:
Beginning balance	$1,312	$144	$1,456
Principal payments	13	14	27
Charge-offs	—	30	30
Advances	39	4	43
New restructured	—	—	—
Class Transfers	—	—	—
Transfers between accrual/non-accrual	232	67	299

Ending balance	$1,596	$259	$1,855

Totals:
Beginning balance	$2,714	$559	$3,273
Principal payments	55	86	141
Charge-offs	—	30	30
Advances	60	8	68
New restructured	962	342	1,304
Class Transfers	1,487	207	1,694
Transfers between accrual/non-accrual	232	67	299

Ending balance	$5,510	$1,299	$6,809

NOTE 4 — INVESTMENT SECURITIES
     All of our investment securities are classified as available-for-sale and, as such are reported at fair value, determined by obtaining valuations from an independent source. If the fair value of a security is not available from a dealer or third-party pricing service, or if such data appears unreliable, we may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing and other fundamental analyses of observable market factors. All non-agency mortgage-backed securities valuations were based on values provided by third-parties.

19 | Page

     The amortized cost, estimated fair value and related unrealized gains and losses of securities available for sale as of March 31, 2011 and September 30, 2010, respectively, are as follows (dollar amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Description of Securities	Cost	Gains	Losses	Fair Value

March 31, 2011
U.S. Agency mortgage-backed securities	$20,738	$220	$—	$20,958
U.S. Agency Floating Rate Bonds	31,750	—	104	31,646
Non-agency mortgage-backed securities	14,737	—	3,715	11,022

Total investment securities	$67,225	$220	$3,819	$63,626

September 30, 2010
U.S. Agency securities	$16,240	$469	$—	$16,709
Non-agency mortgage-backed securities	33,772	—	8,773	24,999

Total investment securities	$50,012	$469	$8,773	$41,708

     We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Consolidated Statement of Operations. Losses other than credit will continue to be recognized in other comprehensive income (loss). Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that it is more likely than not, that the Bank will not be required to sell the debt security before its anticipated recovery and therefore, there is no other-than-temporary impairment during the three months ended March 31, 2011. The non-agency mortgage backed securities with continuous unrealized losses for twelve months or more consist of six specific securities.
     A summary of the amount of other-than-temporary impairment related to credit losses on available-for-sale securities that have been recognized in earnings follows:

	Six Months	Twelve Months
	Ended	Ended
	March 31,	September 30,
	2011	2010

Beginning balance of the amount of OTTI related to credit losses	$9,497	$7,236
Credit portion of OTTI on securities for which OTTI was not previously recognized	620	2,276
Cash payments received on a security in excess of the security’s book value adjusted for previously recognized credit portion of OTTI	(50)	(15)

Ending balance of the amount of OTTI related to credit losses	$10,067	$9,497

     On February 2, 2011, the Bank sold four agency and 10 non-agency mortgage-backed securities (“MBS”) with an aggregate book value of $24,711, resulting in a net realized gain of $234. The sale was executed in order to (a) take advantage of current favorable market prices to minimize realized losses on certain non-agency MBS, (b) reduce the Bank’s exposure to credit risk within its non-agency MBS portfolio, and (c) improve the Bank’s risk-based capital position by eliminating certain MBS securities which represented higher risk-weighted assets for regulatory capital computation purposes. To date, prior to the sale, the Bank had

20 | Page

recognized $4,861 of other-than-temporary impairment in earnings on the aforementioned 10 non-agency mortgage-backed securities.
     The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of March 31, 2011, there were no borrowings outstanding on the Federal Reserve line of credit.
NOTE 5 — STOCK-BASED COMPENSATION
     In February 2005, our stockholders approved the Company’s Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants. As of March 31, 2011, 70,615 restricted shares were issued and outstanding under this plan. During the quarter ended March 31, 2011 no shares were granted to eligible participants under this plan; and 9,338 of previously awarded shares were forfeited. Restricted shares are awarded at no cost to the employee and have a five-year vesting period. The fair value of the restricted shares on the date of award was $7.04 per share for 63,783 shares and $6.18 for 6,832 shares. Compensation expense related to these awards was $0 and $1 for the three and six months ended March 31, 2011, respectively.
     In February 2005, our stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At March 31, 2011, 202,197 options had been granted under this plan to eligible participants at a weighted-average exercise price of $7.04 per share. Options granted vest over a five-year period. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through March 31, 2011, since the plan’s inception, options for 113,915 shares of the Company’s common stock were vested, options for 83,724 shares were forfeited and options for 4,558 shares were exercised. Of the 202,197 options granted, 113,915 remained outstanding as of March 31, 2011.
     We account for stock-based employee compensation related to our 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, we record compensation expense based on the value of the award as measured on the grant date and recognize that cost over the vesting period for the award. No compensation expense was recorded for the three or six month periods ended March 31, 2011 as all options have vested.
     In February 2008, our stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. In October 2008, the Compensation Committee suspended consideration of distributions or awards under this plan, and as of March 31, 2011, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use

21 | Page

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
GENERAL
     The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2011, and the consolidated results of operations for the six months ended March 31, 2011, compared to the same period in the fiscal year ended September 30, 2010. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K/A filed with the Securities and Exchange Commission on January 11, 2011 and originally filed on December 23, 2010.

22 | Page

PERFORMANCE SUMMARY
     The following table sets forth our results of operations and related summary information for the three and six month periods ended March 31, 2011 and 2010:
SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income (loss), as reported	$80	$(79)	$(159)	$96
EPS — basic, as reported	$0.02	$(0.02)	$(0.03)	$0.02
EBS — diluted, as reported	$0.02	$(0.02)	$(0.03)	$0.02
Cash dividends paid	$—	$—	$—	$—

Return on average assets (annualized)	0.06%	(0.06%)	(0.05%)	0.03%
Reteurn on average equity (annualized)	0.62%	(0.58%)	(0.62%)	0.35%
Efficiency ratio, as reported (1)	69.53%	69.41%	69.85%	69.96%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings. A lower ratio indicates greater efficiency.
     The following is a brief summary of some of the factors that affected our operating results in the three and six month periods ended March 31, 2011. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share and per share amounts, are stated in thousands.
     We reported net income of $80 for the three months ended March 31, 2011, compared to net loss of ($79) for the three months ended March 31, 2010. We reported a net loss of ($159) and net income of $96 for the six month periods ended March 31, 2011 and 2010, respectively. Both basic and diluted earnings per share were $0.02 for the three months ended March 31, 2011, compared to basic and diluted losses per share of ($0.02) for the three months ended March 31, 2010. Both basic and diluted losses per share were ($0.03) for the six months ended March 31, 2011, compared to basic and diluted earnings per share of $0.02 for the six months ended March 31, 2010.
     The return on average assets for the three months ended March 31, 2011 and 2010 was 0.06% and (0.06%), respectively. The return on average equity for the six months ended March 31, 2011 and 2010 was (0.05%) and 0.03%, respectively.
     No cash dividends were declared or paid in either of the three or six month periods ended March 31, 2011 and 2010, respectively.
Key factors behind these results were:
•	Net interest income and net interest margin increased slightly during the six months ended March 31, 2011 from the comparable period last year. However, net interest income decreased slightly during the three month period ended March 31, 2011 from the comparable prior period. We continue to see rate-related decreases in both interest income on loans and interest expense on deposits. Reductions in FHLB borrowings led to decreases in interest expense on borrowed funds of $334 and $648 for the three and six month periods ending March 31, 2011.

•	Net interest income was $5,222 for the three month period ended March 31, 2011, a decrease of $128 or 2.39% from the three month period ended March 31, 2010. Net interest income was $10,585 for the six month period ended March 31, 2011, an increase of $256 or 2.48% from the three month period ended March 31, 2010.

23 | Page

•	The net interest margin of 3.75% for the three months ended March 31, 2011 represents a 26 bp decrease from a net interest margin of 4.01% for the three months ended March 31, 2010. Net interest margins were 3.74% and 3.81% for the six month periods ended March 31, 2011 and 2010, respectively.

•	Total loans were $439,842 at March 31, 2011, a decrease of $16,390, or 3.59% from September 30, 2010. Total deposits were $482,566 at March 31, 2011, an increase of $6,264 or 1.32% from September 30, 2010.

•	Net loan charge-offs increased from $804 for the three months ended March 31, 2010 to $1,558 for the three months ended March 31, 2011. Net loan charge-offs increased from $1,202 for the six months ended March 31, 2010 to $2,891 for the six months ended March 31, 2011. Continued higher levels of net loan charge-offs and non-performing loans led to significantly increased provision for loan losses of $1,650 and $3,250 for the three and six month periods ended March 31, 2011, respectively. Annualized net loan charge-offs as a percentage of average loans were 1.29% for the three months ended March 31, 2011, compared to 0.53% for the three months ended March 31, 2010. Our new credit policy and more proactive charge-off and collection practices have contributed to increased loan charge-offs. Our customers’ ability to repay their loans has also been adversely affected by sustained higher unemployment rates. Further, depressed home prices and other collateral values have increased incidences of collateral shortfalls and have contributed to an increase in impaired loans, charge-offs and the need for higher levels of allowance for loan loss.

•	Non-interest income (loss) increased from a loss of ($24) for the three months ended March 31, 2010 to income of $663 for the three months ended March 31, 2011. We experienced a comparable increase for the six month period ended March 31, 2011 from ($5) to $704. The main contributors were $0 of other-than-temporary impairment (OTTI) losses on our non-agency mortgage-backed securities portfolio and a gain on sale of securities of $234 in the current quarter.

•	Non-interest expense increased 1.16%, from $4,045 to $4,092 for the three month period ending March 31, 2010 compared to the three month period ending March 31, 2011 due to modest increases in compensation costs and FDIC premium assessments.
CRITICAL ACCOUNTING POLICIES
     We have established certain accounting policies, which require use of estimates and judgment. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit to our Form 10-K/A annual report for the fiscal year ending September 30, 2010, our critical accounting policies are as follows:
Allowance for Loan Losses.
     We maintain an allowance for loan losses to absorb probable incurred loss in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). The Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory expectations. However, based on periodic examinations by regulators, the amount of allowance for loan losses recorded during a particular period may be adjusted.
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

24 | Page

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
     Current authoritative guidance provides that some portion of an unrealized loss maybe other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component is recorded in earnings as a component of other-than-temporary impairment in the consolidated statements of operations, while the loss component related to other market factors is recognized in other comprehensive income (loss), provided the Bank does not intend to sell the underlying debt security and it is “more likely than not” that the Bank will not have to sell the debt security prior to recovery of the unrealized loss.
     We consider the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
•	The length of time, and extent to which, the fair value has been less than the amortized cost.

•	Adverse conditions specifically related to the security, industry or geographic area.

•	The historical and implied volatility of the fair value of the security.

•	The payment structure of the debt security and the likelihood of the issuer or underlying borrowers being able to make payments that may increase in the future.

•	The failure of the issuer of the security or the underlying borrowers to make scheduled interest or principal payments.

•	Any changes to the rating of the security by a rating agency.

•	Recoveries or additional declines in fair value subsequent to the balance sheet date.
     Interest income on securities for which other-than-temporary impairment has been recognized in earnings is recognized at a rate commensurate with the expected future cash flows and amortized cost basis of the securities after the impairment.
     Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

25 | Page

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
     We monitor our portfolio investments on an on-going basis and we obtain an independent valuation of our non-agency residential mortgage-backed securities. This analysis is utilized to ascertain whether any decline in market value is other-than-temporary. In determining whether an impairment is other-than-temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer including investment downgrades by rating agencies and economic conditions within the issuer’s industry, whether it is more likely than not that we will be required to sell the security before there would be a recovery in value, and credit performance of the underlying collateral backing the securities, including delinquency rates, cumulative losses to date, and prepayment speed.
     The independent valuation process included:
•	Obtaining individual loan level data directly from servicers and trustees, and making assumptions regarding the frequency of foreclosure, loss severity and conditional prepayment rate (both the entire pool and the loan group pertaining to the bond we hold).

•	Projecting cash flows based on these assumptions and stressing the cash flows under different time periods and requirements based on the class structure and credit enhancement features of the bond we hold.

•	Identifying various price/yield scenarios based on the Bank’s book value and valuations based on both hold-to-maturity and current free market trade scenarios. Discount rates were determined based on the volatility and complexity of the security and the yields demanded by buyers in the market at the time of the valuation.
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
Income Taxes.
     The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. As of March 31, 2011, management does not believe a valuation allowance is necessary.

26 | Page

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
     Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest income earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and six month periods ended March 31, 2011.
     Net interest income was $5,222 for the three months ended March 31, 2011, compared to $5,350 for the three months ended March 31, 2010. Net interest income was $10,585 for the six months ended March 31, 2011, compared to $10,329 for the six months ended March 31, 2010. The net interest margin for the three months ended March 31, 2011 was 3.75% compared to 4.01% for the three months ended March 31, 2010. The net interest margin for the six months ended March 31, 2011 was 3.74% compared to 3.81% for the six months ended March 31, 2010. The decreases in interest margin are attributable to corresponding decreases in interest rate spread. Contributing factors include rate-related decreases in interest earning assets including loans and available-for-sale securities.
     As shown in the rate/volume analysis in the following pages, volume changes resulted in increases of $55 and $50 in net interest income for the three and six months ended March 31, 2011, respectively, compared to the comparable prior year periods. The decrease and changes in the composition of interest earning assets resulted in a $183 decrease in interest income for the three months ended March 31, 2011 and a $206 increase in interest income for the six months ended March 31, 2011 compared to comparable prior year periods. Rate changes on interest earning assets decreased interest income by $433 and $581 for the three and six month periods ended March 31, 2011. These decreases were offset by rate changes on interest-bearing liabilities that decreased interest expense by $250 and $787 over the same periods, for a net impact of $183 decrease and $206 increase due to changes in interest rates during the three and six month periods ended March 31, 2011. The changes in balances of CDs (increase) and FHLB Advances (decrease), discussed above, are the primary factors affecting volume changes. Rate decreases on loans and all deposit categories are reflective of the overall lower market interest rate environment currently versus the same period last year.
     For the six months ended March 31, 2011, the yield on earning assets was 5.46%, compared to 5.99% for the six months ended March 31, 2010 which was the combined effect of a decrease of 19 bp in the loan yield and a decrease in interest income on securities available for sale. The average loan yield was 6.37% for the six months ended March 31, 2011 and 6.56% in the six months ended March 31, 2010. Competitive pricing on new and refinanced loans, tightened credit underwriting standards, as well as increased prepayments due to the current low rate environment, all contributed to reduced loan yields during the three and six month periods ended March 31, 2011 compared to the comparable prior year periods.
     For the six months ended March 31, 2011, the cost of interest-bearing liabilities decreased 48 bps from 2.33% in the six months ended March 31, 2010, to 1.85%, resulting, in part, from a continuing decrease in interest rates, generally, in 2010. The combined average cost of interest-bearing deposits was 1.60% for the six months ended March 31, 2011, down 45 bp from the six months ended March 31, 2010, primarily resulting from the continued low short-term interest rate environment. Throughout the second half of fiscal 2010, the Bank sought increases in customer deposits at competitively low interest rates, in part to replace FHLB Advances, which represent a higher interest rate source of funds.

27 | Page

     We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. Continued low interest rates will enable us to experience a favorable interest rate margin.
     Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at March 31 for each of the fiscal years shown below. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.
     Average interest earning assets were $564,169 and $568,120 for the three and six month periods ending March 31, 2011, compared to $541,559 and $544,201 for comparable prior year periods. Interest income on earning assets was $7,521 and $15,480 for the three and six month periods ending March 31, 2011 compared to $8,095 and $16,267 for comparable prior year periods. Interest income is comprised primarily of interest income on loans and interest income on available-for-sale securities. Interest income on loans was $6,996 and $14,265 for the three and six month periods ending March 31, 2011, compared to $7,284 and $14,632 for comparable prior year periods. Interest income on available-for-sale securities was $484 and $1,133 for the three and six month periods ended March 31, 2011 compared to $808 and $1,621 for the comparable prior year periods. Decreases in loan interest income are due to decreased loan volumes and a continued lower interest rate environment. Decreases in interest income on available-for-sale securities resulted primarily from our policy of applying interest payments to principal on specific securities on which we had previously recorded other-than-temporary impairment.
     Average interest bearing liabilities were $523,872 and $529,517 for the three and six month periods ending March 31, 2011, compared to $510,329 and $511,281 for comparable prior year periods. Interest expense on interest bearing liabilities was $2,299 and $4,895 for the three and six month periods ending March 31, 2011 compared to $2,745 and $5,938 for comparable prior year periods. Interest expense is comprised primarily of interest expense on certificates of deposit and FHLB advances.
     For the three months ended March 31, 2011, interest expense on interest-bearing deposits increased $367 from the volume and mix changes and decreased $479 from the impact of the rate environment, resulting in an aggregate decrease of $112 in interest expense on interest-bearing deposits. For the six months ended March 31, 2011, interest expense on interest-bearing deposits increased $775 from the volume and mix changes and decreased $1,170 from the impact of the rate environment, resulting in an aggregate decrease of $395 in interest expense on interest-bearing deposits. Average FHLB Advances decreased $55,900 and $49,358 for the three and six months ending March 31, 2011 compared to the six months ended March 31, 2010. Interest expense on FHLB advances was $454 and $1,061 for the three and six month periods ended March 31, 2011, compared to $788 and $1,709 for the comparable prior year periods. The decreases are due to scheduled payments on certain FHLB advances in 2010 and 2011. As noted above, throughout 2010, the Bank sought increases in customer deposits at competitively low interest rates, in part to replace FHLB Advances, which represent a higher interest rate source of funds.

28 | Page

NET INTEREST INCOME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three months ended March 31, 2011			Three months ended March 31, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average interest-earning assets:
Cash and cash equivalents	$64,369	$31	0.20%	$35,518	$1	0.01%
Loans	445,785	6,996	6.36%	450,022	7,284	6.56%
Interest-bearing deposits	4,498	9	0.81%	623	2	1.30%
Securities available for sale	43,730	484	4.49%	49,356	808	6.64%
FHLB stock	5,787	1	0.07%	6,040	—	0.00%

Total interest earning assets	$564,169	$7,521	5.41%	$541,559	$8,095	6.06%

Average interest-bearing liabilities:
Savings accounts	$24,965	$8	0.13%	$25,336	$41	0.66%
Demand deposits	22,896	2	0.04%	22,162	7	0.13%
Money market	160,888	426	1.07%	149,333	550	1.49%
CD’s	247,914	1,288	2.11%	196,652	1,239	2.56%
IRA’s	24,409	121	2.01%	18,146	120	2.68%

Total deposits	481,072	1,845	1.56%	411,629	1,957	1.90%

FHLB Advances	42,800	454	4.30%	98,700	788	3.24%

Total interest bearing deposits	$523,872	$2,299	1.78%	$510,329	$2,745	2.18%

Net interest income		$5,222			$5,350

Interest rate spread			3.63%			3.88%

Net interest margin			3.75%			4.01%

Average interest-earning assets to average interest-bearing liabilities			1.08			1.06

29 | Page

NET INTEREST INCOME ANALYSIS
(Dollar amounts in thousands)
Six months ended March 31, 2011 compared to the six months ended March 31, 2010

	Six months ended March 31, 2011			Six months ended March 31, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average interest-earning assets:
Cash and cash equivalents	$68,135	$72	0.21%	$37,454	$2	0.01%
Loans	$449,253	$14,265	6.37%	$447,646	$14,632	6.56%
Interest-bearing deposits	$2,570	$9	0.70%	$1,236	$12	1.95%
Securities available for sale	$42,375	$1,133	5.36%	$51,825	$1,621	6.27%
FHLB stock	$5,787	$1	0.03%	$6,040	$—	0.00%

Total interest earning assets	568,120	15,480	5.46%	544,201	16,267	5.99%

Average interest-bearing liabilities:
Savings accounts	25,564	24	0.19%	$25,151	$87	0.69%
Demand deposits	22,353	6	0.05%	$21,523	$14	0.13%
Money market	158,258	859	1.09%	$152,480	$1,262	1.66%
CD’s	250,316	2,705	2.17%	$196,028	$2,620	2.68%
IRA’s	24,240	240	1.99%	$17,955	$246	2.75%

Total deposits	480,731	3,834	1.60%	413,137	4,229	2.05%

FHLB Advances	48,786	1,061	4.36%	$98,144	$1,709	3.49%

Total interest bearing deposits	529,517	4,895	1.85%	511,281	5,938	2.33%

Net interest income		$10,585			$10,329

Interest rate spread			3.61%			3.67%

Net interest margin			3.74%			3.81%

Average interest-earning assets to average interest-bearing liabilities			1.07			1.06

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

30 | Page

RATE / VOLUME ANALYSIS (1)
(Dollar amounts in thousands)
Three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$1	$29	$30
Loans	(68)	(220)	(288)
Interest-bearing deposits	9	(2)	7
Securities available for sale	(84)	(240)	(324)
FHLB stock	1	—	1

Total interest earning assets	(141)	(433)	(574)

Interest expense:
Savings accounts	(1)	(32)	(33)
Demand deposits	—	(5)	(5)
Money market	40	(164)	(124)
CD’s	292	(243)	49
IRA’s	36	(35)	1

Total deposits	367	(479)	(112)

FHLB Advances	(563)	229	(334)

Total interest bearing deposits	(196)	(250)	(446)

Net interest income	$55	$(183)	$(128)

31 | Page

Six months ended March 31, 2011 compared to the six months ended March 31, 2010:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$2	$68	$70
Loans	52	(419)	(367)
Interest-bearing deposits	9	(12)	(3)
Securities available for sale	(270)	(218)	(488)
FHLB stock	1	—	1

Total interest earning assets	(206)	(581)	(787)

Interest expense:
Savings accounts	1	(64)	(63)
Demand deposits	1	(9)	(8)
Money market	46	(449)	(403)
CD’s	652	(567)	85
IRA’s	75	(81)	(6)

Total deposits	775	(1,170)	(395)

FHLB Advances	(1,031)	383	(648)

Total interest bearing deposits	(256)	(787)	(1,043)

Net interest income	$50	$206	$256

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
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
     Net loan charge-offs for the three and six month periods ended March 31, 2011 were $1,558 and $2,891, compared to $804 and $1,202 for the comparable prior year periods. Annualized net charge-offs to average loans were 1.29% for the six months ended March 31, 2011 compared to 1.03% for the twelve months ended September 30, 2010. For the six months ended March 31, 2011, non-performing loans increased by $3,051 to $8,135 from $5,084 at September 30, 2010. The increase is a result of (a) a $1,195 increase in 91+ days delinquent loans due to several larger book value loans moving faster through the foreclosure process, and (b) a change in our definition of non-performing loans to include all TDR loans that were 91+ days delinquent when restructured as non-performing loans. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
     We recorded provisions for loan losses of $1,650 and $3,250 for the three and six month periods ended March 31, 2011, compared to $1,402 and $2,162 for the comparable prior year periods. Management believes that the provision taken for these three and six month periods is adequate in view of the present condition of the
32 | Page

loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.
     Non-Interest Income (loss). The following table reflects the various components of non-interest income (loss) for the six months ended March 31, 2011 and 2010, respectively.

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2011	2010	Change	2011	2010	Change

Non-interest Income (loss):
Net impairment losses recognized in earnings	$—	$(502)	(100.00%)	$(570)	$(1,086)	(47.51%)
Service charges on deposit accounts	335	339	(0.01)	709	728	(0.03)
Insurance commissions	24	68	(0.65)	48	120	(0.60)
Loan fees and service charges	68	68	0.00	279	228	0.22
Gain on sale of securities	234	—	NA	234	—	NA
Other	2	3	(0.33)	4	5	(0.20)

Total non-interest income (loss)	$663	$(24)	(>100%)	$704	$(5)	(>100%)

     Non-interest income (loss) was $663 and $704 for the three and six month periods ended March 31, 2011, compared to ($24) and ($5) for the comparable prior year periods. Changes are due primarily to lower other-than-temporary impairment losses on MBS securities and recognition of a $234 realized gain on sale of available-for-sale securities in the three months ended March 31, 2011.
33 | Page

     Non-Interest Expense. The following table reflects the various components of non-interest expense for the three month periods ended March 31, 2011 and 2010, respectively.

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2011	2010	Change	2011	2010	Change

Non-interest Expense:
Salaries and related benefits	$2,093	$1,942	7.78%	$4,110	$3,827	7.39%
Occupancy — net	666	646	0.03	1,309	1,258	0.04
Office	334	345	(0.03)	708	694	0.02
Data processing	74	87	(0.15)	133	185	(0.28)
Amortization of core deposit	83	83	0.00	166	166	0.00
Advertising, marketing and public relations	20	38	(0.47)	68	71	(0.04)
FDIC premium assessment	273	221	0.24	543	464	0.17
Professional services	279	265	0.05	566	570	(0.01)
Other	270	418	(0.35)	680	747	(0.09)

Total non-interest expense	$4,092	$4,045	1.16%	$8,283	$7,982	3.77%

Non-interest expense (annualized) / Average assets	2.82%	2.81%	0.27%	2.82%	2.77%	1.63%
     Non-interest expense increased $47 (1.16%) and $301 (3.77%) for the three and six month periods ended March 31, 2011 compared to the comparable prior year periods. The non-interest expense (annualized) to average assets ratio was 2.82% for both the three and six month periods ended March 31, 2011 compared to 2.81% and 2.77% for the comparable prior year periods. Increases in Salaries and related benefits were primarily due to the need for staff additions and realignment.
     Income Taxes. Income tax expense of $143 for the three months ended March 31, 2011 compared to income tax benefit of ($121) for the three months ended March 31, 2010. Income tax benefit of ($244) for the six months ended March 31, 2011, compared to income tax expense of $180 for the six months ended March 31, 2010. These changes resulted from the changes in pre-tax income (loss) discussed above.
BALANCE SHEET ANALYSIS
     Loans. Loans decreased by $16,390, or (3.59%), to $439,842 as of March 31, 2011 from $456,232 at September 30, 2010. At March 31, 2011, the loan portfolio was comprised of $265,691 of loans secured by real estate, or 60.4% of total loans, and $174,151 of consumer loans, or 39.6% of total loans. At September 30, 2010, the loan portfolio mix included real estate loans of $261,357, or 57.3% of total loans, and consumer loans of $194,875, or 42.7% of total loans. Our decreased loan balances are the result of our recently updated and more conservative underwriting standards, primarily on indirect paper consumer loans. We also continue to experience reduced loan demand in our markets, consistent with decreased loan demand throughout the United States.
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
34 | Page

     At least quarterly, we review the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of ASC 450-10, Accounting for Contingencies and ASC 310-10, Accounting by Creditors for Impairment of a Loan, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other factors specific to the markets in which we operate. We continue to refine our ALL methodology by introducing a greater level of granularity to the portfolio. For example, bifurcating consumer loans between indirect paper and other consumer loans; and segmenting real estate loans without an event of delinquency. The additional segmentation of the portfolio is intended to provide a more effective basis for the determination of qualitative factors. In addition, management evaluates its ALL methodology from time to time to assess whether modifications are appropriate in light of underwriting practices, market conditions, identifiable trends, regulatory pronouncements or other factors. Management is currently reviewing its ALL methodology and may make modifications to it as necessary. We believe that any modifications or changes to the ALL methodology would be to enhance the ALL. However, any such modifications could result in materially different allowance levels in future periods.
     The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered troubled debt restructurings (TDRs). In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. We currently have 103 such loans, all secured by real estate or personal property. Their aggregate book value is $7,026 as of March 31, 2011. The total for the 49 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $3,113 for which $650 in specific ALL was recorded as of March 31, 2011.
     At March 31, 2011, the allowance for loan losses was $4,504, or 1.02% of the total loan portfolio, compared to allowance for loan losses of $4,145, or 0.91% of the total loan portfolio at September 30, 2010. This level was based on our analysis of the loan portfolio risk at March 31, 2011, as discussed above.
     All of the factors we take into account in determining ALL in general categories are subject to change; thus the allocations are management’s estimate of the loan loss categories in which the probable and inherent loss has occurred. Currently, management especially focuses on local and national unemployment rates and home prices, as these factors currently have the most impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available. These refinements could also cause increases or decreases in ALL. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.
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
35 | Page

     The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the allowance for loan losses for the periods then ended:

	March 31,	September 30,
	2011	2010
	and Six	and Twelve
	Months	Months
	Then Ended	Then Ended

Nonperforming assets:
Nonaccrual loans	$6,279	$5,084
Nonperforming troubled debt restructure loans	$1,856	$—
Accruing loans past due 90 days or more	—	—

Total nonperforming loans (“NPLs”) (1)	8,135	5,084
Other real estate owned	420	372
Other collateral owned	229	76

Total nonperforming assets (“NPAs”)	$8,784	$5,532

Average outstanding loan balance	$448,037	$452,696

Loans, end of period	439,842	456,232

Total assets, end of period	582,024	594,365

ALL, at beginning of period	4,145	1,925

Loans charged off:
Real estate loans	(1,195)	(1,168)
Consumer loans	(1,825)	(3,608)

Total loans charged off	(3,020)	(4,776)

Recoveries of loans previously charged off:
Real estate loans	30	44
Consumer loans	99	51

Total recoveries of loans previously charged off:	129	95

Net loans charged off (“NCOs”)	(2,891)	(4,681)

Additions to ALL via provision for loan losses charged to operations	3,250	6,901

ALL, at end of period	$4,504	$4,145

Ratios:
ALL to NCOs (annualized)	1.56	0.89
NCOs (annualized) to average loans	1.29%	1.03%
ALL to total loans	1.02%	0.91%
NPLs to total loans	1.85%	1.11%
NPAs to total assets	1.51%	0.93%
36 | Page

(1)	Included in the nonperforming loan total for March 31, 2011 and September 30, 2010 were $2,072 and $0 of troubled debt loan restructurings, respectively. As noted below the Bank now defines non-performing loans to include troubled debt restructure loans that were 91+ days past due at the time of their restructure.
     Non-performing loans increased $3,051 (60.0%) during the six months ended March 31, 2011 from their balance as of September 30, 2010. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
     Our non-performing assets were $8,784 at March 31, 2011, or 1.51% of total assets. This was up from $5,532, or 0.93% of total assets, at September 30, 2010. The increase since September 30, 2010 was a result of two primary factors: (1) we changed our definition of non-performing loans to include all TDRs that were 91+ days delinquent at the time of restructure, regardless of whether the loan was currently performing under the restructured loan terms; and (2) increases in non-performing one-to-four family residential loans, as well as new non-real estate consumer loans moving into the non-performing category, as our customers and we continue to be impacted by higher unemployment rates and decreasing property values.
     Other real estate owned increased by $48 (12.9%) and other collateral owned increased $153 (201.3%) during the six months ended March 31, 2011 from their balances as of September 30, 2010. The increase in other collateral owned is due to more aggressive credit monitoring and collection practices along with general economic deterioration in the communities we serve.
     Despite our increases in charge offs and non-performing assets, we anticipate that we will continue to perform favorably compared to our peers due to the following three key factors: (1) our average loan-to-value ratio on consumer lending historically has been 70 to 80%, which allows us to minimize risk of loss; (2) the average balance of our individual consumer loans is $8,525 (not in thousands), and the average balance of our individual real estate loans is $88,147 (not in thousands), limiting our loss exposure on any one loan; and (3) as of March 31, 2011, our unsecured loan exposure was limited to $2,759, or 0.47% of total assets. We believe our current allowance for loan loss is adequate to cover these probable losses on our loan portfolio.
     Net charge offs for the three months ended March 31, 2011 were $1,558 compared to $804 for the three months ended March 31, 2010. Net charge offs for the six months ended March 31, 2011 were $2,891 compared to $1,202 for the six months ended March 31, 2010.
     The ratio of annualized net charge-offs to average loans receivable was 1.29% for the six months ended March 31, 2011, compared to 1.03% for the twelve months ended September 30, 2010.
     Based on current economic conditions, we anticipate continued elevated levels of loan charge-offs and we will monitor and maintain an adequate allowance for loan loss levels, accordingly.
          Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test.
          Our total investment portfolio was $63,626 at March 31, 2011 compared with $41,708 at September 30, 2010. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase. As of March 31, 2011, $11,450 of the remaining book value of the non-agency residential MBS portfolio has been downgraded from investment grade to below investment grade. The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions. Taking into consideration these developments, we have determined that it is likely the Bank will not collect all amounts due according to the contractual terms of these securities.
37 | Page

     As part of our asset and liability management activities, we review our non-agency MBS securities portfolio on a monthly basis. We analyze credit risk, i.e. the likelihood of potential future OTTI adjustments and current market prices relative to our current book value. We also analyze the impact of these securities on regulatory risk-based capital. During the quarter ended March 31, 2011, we determined that selling 10 specific non-agency MBS securities, along with four specific agency MBS securities, would improve our regulatory risk-based capital position while also significantly reducing our exposure to credit risk in our non-agency MBS portfolio. We sold 14 securities with an aggregate book value of $24,711 and recorded a realized gain on sale of $234. Of the 10 non-agency MBS sold, we had previously recognized OTTI adjustments on four of those 10 securities totaling $4,861.
     During the quarter ended March 31, 2011, the results of our analysis indicated none of our remaining non-agency residential MBS, with aggregate book value of approximately $14,737, had additional other-than-temporary impairment (OTTI).
     Despite more favorable market prices in recent months on certain non-agency MBS, we believe that the remaining fair value of our non-agency MBS portfolio, totaling $11,022, is still subject to numerous risk factors outside of our control, such as market volatility and changes in the credit quality of underlying collateral. Future evaluations of fair value could result in additional OTTI losses.
     On March 31, 2011, all six of our remaining securities included in our non-agency residential MBS portfolio have unrealized losses currently included in accumulated other comprehensive income. These losses represent a 25.2% decline in value in comparison to our amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.
     The amortized cost and market values of our available-for-sale securities as of the periods indicated below were as follows:

	Amortized	Fair
	Cost	Value

March 31, 2011
Floating Rate Agency Bonds	$31,750	$31,646
Residential Agency MBS	20,738	20,958
Residential Non-agency MBS	14,737	11,022

Totals	$67,225	$63,626

September 30, 2010
Residential Agency MBS	$16,240	$16,709
Residential Non-agency MBS	33,772	24,999

Totals	$50,012	$41,708

     As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of
38 | Page

March 31, 2011, we held $9,025 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.
     The composition of our available-for-sale portfolios by credit rating as of the periods indicated was as follows:

	March 31,		September 30,
	2011		2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Floating Rate Agency Bonds	$31,750	$31,646	$—	$—
Residential Agency MBS	20,738	20,958	16,240	16,709
AAA	—	—	4,514	4,380
A	—	—	6,041	5,444
B	3,287	1,997
Below investment grade	11,450	9,025	23,217	15,175

Total	$67,225	$63,626	$50,012	$41,708

     Based on management’s impairment testing, during the quarter ended March 31, 2011 we determined that no additional other-than-temporary impairment loss was required. At March 31, 2011, the approximate aggregate fair value of the five remaining non-agency securities, for which other-than-temporary impairment of $2,407 has been previously recorded, was $9,100. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2010, balance of OTTI related to credit losses	$9,497
Credit portion of OTTI recognized during the quarter ended December 31, 2010	620

December 31, 2010, balance of OTTI related to credit losses	$10,117

     No securities were pledged as of March 31, 2011. Utilizing a third party firm, we will continue to obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis. Our management and Board of Directors will review and consider additional testing to determine if additional write-downs of the MBS portfolio are warranted.
     Deposits. Deposits increased to $482,566 at March 31, 2011, from $476,302 at September 30, 2010. Deposit growth by product and generated by in-store versus traditional branch locations is as follows:

	In-store	Traditional	Institutional	Total

Non-CD deposits	$6,237	$6,361	$—	$12,598
CD deposits — customer	5,767	85	—	5,852
CD deposits — institutional	—	—	(12,186)	(12,186)

Total deposit growth	$12,004	$6,446	$(12,186)	$6,264

     We continue to grow core deposit relationships through effective execution of our in-store branch growth strategy, and by expanding our deposit product offerings. We also continue to reduce our reliance upon institutional certificates of deposit as a funding source.
     The Bank has made a deliberate effort to reduce its reliance on brokered deposits as a source of funding. Brokered deposits decreased from $297 at September 30, 2010 to $0 at March 31, 2011. These deposits have been replaced by core deposits.
39 | Page

     Borrowed Funds. FHLB advances decreased from $64,200 as of September 30, 2010, to $42,800 as of March 31, 2011, primarily as a result of payment of a $20,500 note as it matured in November 2010.
     Stockholders’ Equity. Total stockholders’ equity was $52,542 at March 31, 2011, versus $49,877 at September 30, 2010. Total stockholders’ equity increased by $2,665, primarily as a result of a decrease in accumulated other comprehensive loss due to favorable market value adjustments to our MBS portfolio, offset by a decrease in retained earnings due to a net loss of ($159) for the six months ended March 31, 2011.
     Liquidity and Asset / Liability Management Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At March 31, 2011, our liquidity ratio was 26.44%, above our targeted liquidity ratio of 10%.
     Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; and other short-term investments and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $121,083 of our $263,705 (45.9%) CD portfolio will mature within the next 12 months, we have historically retained over 75% of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching, our retention rate may decrease in the future due to our philosophy of building customer relationships — not just deposit accounts. Through new deposit product offerings to our branch customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In our present interest rate environment, and based on maturing yields this should also improve our cost of funds. We believe that the expansion of our in-store branch network in attracting core deposits will enhance long-term liquidity, and is a key component to our broader liquidity management strategy.
     We maintain access to additional sources of funds including FHLB borrowings and lines of credit with both the Federal Reserve Bank and the United Bankers Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $132,000 available under this arrangement. We also maintain lines of credit of $20,000 with the Federal Reserve Bank, and $5,000 with United Bankers Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on the collateral value of the agency securities being held at the Federal Reserve Bank. The United Bankers Bank line of credit is a discretionary line of credit.
     Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2011, the Company had $3,296 in unused commitments, compared to $8,781 in unused commitments as of September 30, 2010. The decrease is primarily due to a decrease in (a) real estate mortgage loan commitments from $1,566 at September 30, 2010 to $592 at March 31, 2011; and (b) unused available credit commitments on our credit card portfolio from $4,969 at September 30, 2010 to $0 at March 31, 2011.
     Capital Resources. As of March 31, 2011, we were “well capitalized” under applicable Prompt Corrective Action Provisions standards in all regulatory measured categories. Current OTS guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This
40 | Page

results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

						To Be Well Capitalized Under Prompt
	Actual		For Capital Adequacy Purposes			Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2011 (Unaudited)

Total capital (to risk weighted assets)	$57,364,000	12.8%	$35,981,000	>=	8.0%	$44,977,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	53,567,000	11.9%	17,991,000	>=	4.0%	26,986,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	53,567,000	9.2%	23,341,000	>=	4.0%	29,177,000	>=	5.0%

Tangible capital (to tangible assets)	53,567,000	9.2%	8,753,000	>=	1.5%	NA		NA

As of September 30, 2010 (Audited)

Total capital (to risk weighted assets)	$56,858,000	11.0%	$41,386,000	>=	8.0%	$51,732,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	53,447,000	10.3%	20,693,000	>=	4.0%	31,039,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	53,447,000	8.9%	23,941,000	>=	4.0%	29,927,000	>=	5.0%

Tangible capital (to tangible assets)	53,447,000	8.9%	8,978,000	>=	1.5%	NA		NA
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
41 | Page

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
     In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:
•	originating shorter-term secured consumer loans;

•	managing our funding needs by focusing on core deposits and reducing our reliance on brokered deposits and borrowings;

•	originating first mortgage loans, with a clause allowing for payment on demand after a stated period of time;

•	reducing non-interest expense and managing our efficiency ratio;

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure;

•	improved asset and collateral disposition practices; and

•	focusing on sound and consistent loan underwriting practices based primarily on borrowers’ debt ratios, credit score and collateral values.
     At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.
42 | Page

     As of March 31, 2011, $226,459 of loans in our portfolio included a payable-on-demand clause. We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate. Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases. It is the Bank’s policy to write the majority of its real estate loans with a payable-on-demand clause. The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity.
     The following table sets forth, at December 31, 2010 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments). As of December 31, 2010, due to the current level of interest rates, NPV estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)		Net Portfolio Value			Net Portfolio Value as $ of
		Amount	Change	Change	NPV Ratio	Change

		(Dollars in thousands)
+300	bp	$43,286	$(1,519)	(3)%	7.60%	(7	)bp
+200	bp	44,315	(491)	(1)%	7.71%	4
+100	bp	44,976	171	%	7.76%	9
+50	bp	44,978	172	%	7.73%	6
0	bp	44,805	—	—	7.67%	—
-50	bp	43,967	(838)	(2)%	7.51%	(16)
-100	bp	45,551	745	2%	7.74%	7

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
     The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios.
43 | Page

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
     In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2011, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 at reaching a level of reasonable assurance.
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     On January 4, 2010, we received notice of a demand for arbitration by James G. Cooley, the Company’s former President and Chief Executive Officer, from the American Arbitration Association in connection with our termination of his employment and his employment agreement. As part of the demand, Mr. Cooley asserted claims against the Company (and certain members of the Company’s Board of Directors) related to breach of contract, wrongful discharge, defamation of character and intentional infliction of emotional distress. Mr. Cooley sought relief in the form of actual damages, punitive damages, attorneys’ fees, interest and reimbursement of costs. On March 1, 2010, Mr. Cooley initiated a declaratory judgment action in Wisconsin circuit court seeking a court determination as to whether the Company and certain members of the Company’s Board of Directors have a legal obligation to submit Mr. Cooley’s arbitration claims to an arbitrator. The declaratory judgment was dismissed on August 26, 2010, and the request for arbitration was subsequently withdrawn on August 26, 2010 as well.
     On September 27, 2010, Mr. Cooley filed a lawsuit in the Eau Claire County Circuit court against the Company and the Bank and individual directors thereof, seeking damages for breach of employment contract, violation of public policy in the State of Wisconsin, defamation of character and intentional infliction of emotional distress, and punitive damages.
44 | Page

     On January 24, 2011, the court dismissed the defamation, infliction of emotional distress and punitive damage claims. The court subsequently reinstated post-termination claims of defamation, infliction of emotional distress and punitive damages.
     Management continues to believe that the remaining aforementioned claims are without merit. Although the Company intends to vigorously defend against the remaining claims, no assurances can be given regarding the outcome of this matter.
     In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
Item 1A. RISK FACTORS
     There are no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K, as amended, for the fiscal year ended September 30, 2010. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Not applicable.
     (b) Not applicable.
     (c) Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
Item 4. [REMOVED AND RESERVED]
     Not applicable.
Item 5. OTHER INFORMATION
     Not applicable.
Item 6. EXHIBITS
(a)	Exhibits

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Principal Financial and Accounting Officer

32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
45 | Page

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.
Date: May 16, 2011	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: May 16, 2011	By:	/s/ Rebecca L. Johnson
Rebecca L. Johnson
Principal Financial and Accounting Officer

46 | Page