Form 10-Q
period 2011-06-30
Citizens Community Bancorp Inc.
filed 2011-08-15
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer, ” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
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
At August 15, 2011 there were 5,123,414 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
JUNE 30, 2011

2 | Page

ITEM 1. FINANCIAL STATEMENTS
CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2011 unaudited and September 30, 2010 derived from audited financial statements
(in thousands, except share data)

	June 30, 2011	September 30, 2010

Assets

Cash and cash equivalents	$37,523	$72,438
Other interest-bearing deposits	9,543	—
Securities available-for-sale (at fair value)	52,861	41,708
Federal Home Loan Bank stock	5,787	5,787
Loans receivable	431,457	456,232
Allowance for loan losses	(4,655)	(4,145)

Loans receivable — net	426,802	452,087

Office properties and equipment — net	6,888	7,216
Accrued interest receivable	1,644	1,977
Intangible assets	566	815
Foreclosed assets	1,413	448
Other assets	8,651	11,889

TOTAL ASSETS	$551,678	$594,365

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$459,074	$476,302
Federal Home Loan Bank advances	35,300	64,200
Other liabilities	4,364	3,986

Total liabilities	498,738	544,488

Stockholders’ equity:
Common stock — 5,123,414 and 5,113,258 shares, respectively	51	51
Additional paid-in capital	53,880	53,823
Retained earnings	1,147	1,130
Unearned deferred compensation	(55)	(1)
Accumulated other comprehensive loss	(2,083)	(5,126)

Total stockholders’ equity	52,940	49,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$551,678	$594,365

See accompanying condensed notes to unaudited consolidated financial statements.

3 | Page

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations — Unaudited
Three and Nine Months Ended June 30, 2011 and 2010
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Interest and dividend income:
Interest and fees on loans	$6,773	$7,482	$21,038	$22,114
Interest on investments	431	781	1,646	2,416

Total interest and dividend income	7,204	8,263	22,684	24,530
Interest expense:
Interest on deposits	1,711	1,979	5,545	6,208
Interest on borrowed funds	433	771	1,494	2,480

Total interest expense	2,144	2,750	7,039	8,688

Net interest income	5,060	5,513	15,645	15,842
Provision for loan losses	1,364	1,331	4,614	3,493

Net interest income after provision for loan losses	3,696	4,182	11,031	12,349

Noninterest income:
Total other-than-temporary impairment (losses)/recoveries	126	(847)	(1,288)	(2,547)
Portion of loss/(recoveries) recognized in other comprehensive loss (before tax)	(126)	722	717	1,336
Net gains from sale of securities	281	—	516	—

Net gains / (losses) on available-for-sale securities recognized in earnings	281	(125)	(55)	(1,211)
Service charges on deposit accounts	386	395	1,095	1,123
Insurance commissions	25	39	73	159
Loan fees and service charges	70	60	349	288
Other	4	4	8	9

Total noninterest income	766	373	1,470	368

Noninterest expense:
Salaries and related benefits	2,128	1,984	6,238	5,811
Occupancy — net	606	638	1,915	1,896
Office	311	363	1,019	1,057
Data processing	116	59	249	244
Amortization of core deposit	84	84	250	250
Advertising, marketing and public relations	26	53	94	124
FDIC premium assessment	279	225	822	689
Professional services	299	329	865	899
Other	310	539	990	1,286

Total noninterest expense	4,159	4,274	12,442	12,256

Income before provision for income tax	303	281	59	461
Provision for income taxes	127	119	42	203

Net income	$176	$162	$17	$258

Per share information:

Basic earnings	$0.03	$0.03	$—	$0.05

Diluted earnings	$0.03	$0.03	$—	$0.05

Dividends paid	$—	$—	$—	$—

See accompanying condensed notes to unaudited consolidated financial statements.

4 | Page

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of
Changes in Stockholders’ Equity and Comprehensive
Gain/(Loss) — Unaudited
Nine Months Ended June 30, 2011
(in thousands, except Shares)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Equity

Balance, September 30, 2010	5,113,258	$51	$53,823	$1,130	$(1)	$(5,126)	$49,877
Comprehensive gain:
Net income				17			17
Amortization of unrecognized prior service costs and net gains/losses, net of tax						—	—
Net unrealized gain on available for sale securities, net of tax						2,391	2,391
Change in unrealized gain arising from sale of securities, net of tax						310	310
Change for realized losses on securities available for sale for OTTI write-down, net of tax						342	342

Total comprehensive gain							3,060

Common stock awarded for recognition and retention plan - 10,156 shares	10,156		56		(56)
Stock option expense			1				1
Amortization of restricted stock					2		2

Balance, June 30, 2011	5,123,414	$51	$53,880	$1,147	$(55)	$(2,083)	$52,940

See accompanying condensed notes to unaudited consolidated financial statements.

5 | Page

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows — Unaudited
Nine Months Ended June 30, 2011 and 2010
(in thousands, except per share data)

	Nine Months Ended
	June 30,	June 30,
	2011	2010

Cash flows from operating activities:
Net income attributable to common stockholders	$17	$258

Adjustments to reconcile net income to net cash provided by operating activities:
Net securities amortization	(20)	(281)
Depreciation	840	839
Provision for loan losses	4,614	3,493
Net realized gain on sale of securites	(516)	0
Impairment on mortgage-backed securities	620	1,211
Amortization of core deposit intangible	250	250
Amortization of restricted stock	2	20
Provision for stock options	1	12
Provision for deferred income taxes	0	583
Decrease (increase) in accrued interest receivable and other assets	2,287	(3,794)
Increase (decrease) in other liabilities	378	(89)

Total adjustments	8,456	2,244

Net cash provided by operating activities	8,473	2,502

Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits	(9,543)	2,458
Proceeds from sale of securities available-for-sale	45,041	0
Principal payments on securities available for sale	9,791	10,328
Purchase of securities available-for-sale	(60,998)	0
Net decrease (increase) in loans	18,959	(18,052)
Net capital expenditures	(510)	(215)

Net cash provided by (used in) investing activities	2,740	(5,481)

Cash flows from financing activities:
Net decrease in Federal Home Loan Bank advances	(28,900)	(31,705)
Net increase (decrease) in deposits	(17,228)	31,705

Net cash provided by (used in) financing activities	(46,128)	0

Net decrease in cash and cash equivalents	(34,915)	(2,979)
Cash and cash equivalents at beginning of period	72,438	43,191

Cash and cash equivalents at end of period	$37,523	$40,212

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$5,558	$6,207
Interest on borrowings	$1,581	$2,579
Income taxes	$8	$5

Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	$1,750	$394
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
     In preparing these financial statements, we evaluated the events and transactions that occurred through August 15, 2011, the date on which the financial statements were available to be issued.
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
     Declines in the fair value of securities below their cost that are other than temporary due to credit issues are reflected as “Net impairment losses recognized in earnings” in the accompanying Consolidated Statement of Operations. In estimating other-than-temporary impairment, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Bank’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss), net of the related tax effect.
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
     Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable and inherent credit losses in the Bank’s loan portfolio. Loan losses are charged against the allowance for loan loss (“ALL”) when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL. Management estimates the allowance balance required using past loan loss experience; the nature, volume and composition of the loan portfolio; known and inherent risks in the portfolio; information about specific borrowers’ ability to repay and estimated collateral values; current economic conditions; and other relevant factors. The ALL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire ALL balance is available for any loan that, in management’s judgment, should be charged off.
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
     The Company includes in Other Assets the tax effect of differences in recorded bases of assets and liabilities for financial reporting and tax reporting purposes. At each measurement date, to the extent this tax effect represents a net benefit, the Company assesses the ability to realize that net benefit based on existing tax carryback opportunities, projected future taxable income, arid intended income tax strategies. As of June 30, 2011 and September 30, 2010, the Company believes it is more likely than not that the aggregate amount of these considerations will be sufficient to enable the Company to realize those benefits. Accordingly, the Company has not recorded any valuation allowance related to this net benefit at either date.
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
     Adoption of New Accounting Standards — In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the component of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in the ASU is effective for fiscal years, and interim periods within those years, beginning after The fair value of foreclosed assets is determined by obtaining market price
9 | Page

December 15, 2011. The provisions of this guidance are not expected to have a significant impact on the Company’s consolidated financial condition, results of operation or liquidity.
     In June 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU are intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance in the ASU is effective for the first interim or annual period beginning after December 15, 2011. The provisions of this guidance are not expected to have a significant impact on the Company’s consolidated financial condition, results of operation or liquidity.
     In May 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective control for Repurchase Agreements. This ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The provisions of this guidance are not expected to have a significant impact on the Company’s consolidated financial condition, results of operation or liquidity.
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
10 | Page

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
11 | Page

Assets Measured on a Recurring Basis (000’s)

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Instruments	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2011:
Securities available for sale:
U.S. Agency mortgage-backed securities	$11,574	$—	$11,574	$—
U.S. Agency floating Rate Bonds	30,904	—	30,904	—
Non-agency mortgage-backed securities	10,383	—	—	10,383

Total	$52,861	$—	$42,478	$10,383

September 30, 2010:
Securities available for sale:
U.S. Agency securities	$16,709	$—	$16,709	$—
Non-agency mortgage-backed securities	24,999	—	—	24,999

Total	$41,708	$—	$16,709	$24,999

Assets Measured on a Nonrecurring Basis (000’s)

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Instruments	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2011:
Foreclosed assets	$1,413	$—	$—	$1,413
Loans restructured in a troubled debt restructuring	6,294	—	—	6,294

Total	$7,707	$—	$—	$7,707

September 30, 2010:
Foreclosed assets	$448	$—	$—	$448
Loans restructured in a troubled debt restructuring	3,178	—	—	3,178

Total	$3,626	$—	$—	$3,626

     Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Bank, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturities, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. We had an independent valuation of all Level 3 securities in the current quarter. Based on this valuation, we recorded pre-tax other than temporary impairment of $620 during the nine months ended June 30, 2011.
12 | Page

quotes from independent third parties wherever such quotes are available. Where such quotes are not available, we utilize independent third party appraisals to support our own estimates and judgments in determining fair value.
     The following table presents a reconciliation of residential mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month periods ended June 30, 2011 and 2010 (000’s):

	Nine Months Ended
	June 30,	June 30,
	2011	2010

Balance beginning of period	$24,999	$36,517
Total gains or losses (realized/unrealized):
Included in earnings	(620)	(1,211)
Included in other comprehensive loss	5,417	40
Sales	(13,633)	—
Payments, accretion and amortization	(5,780)	(7,848)

Balance end of period	$10,383	$27,498

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
Federal Home Loan Bank (FHLB) Stock
     Federal Home Loan Bank Stock is carried at cost, which is its redeemable fair value since the market for the stock is restricted (See Note 8 to the Company’s consolidated financial statements included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on January 11, 2011 for additional information).
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
13 | Page

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
     The carrying amount and estimated fair value of financial instruments were as follows (000’s):

	June 30,		September 30,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$37,523	$37,523	$72,438	$72,438
Interest-bearing deposits	9,543	9,543	—	—
Securities available for sale	52,861	52,861	41,708	41,708
Loans receivable	426,802	452,272	452,087	477,039
FHLB stock	5,787	5,787	5,787	5,787
Accrued interest receivable	1,644	1,644	1,977	1,977

Financial liabilities:
Deposits	459,074	465,306	476,302	482,337
FHLB advances	35,300	37,927	64,200	68,290
Accrued interest payable	$4,364	$4,364	$232	$232
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
14 | Page

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
     Changes in the ALL for the periods presented below were as follows (dollar amounts in thousands):
15 | Page

	Real Estate	Consumer	Total

June 30, 2011 and Nine Months then Ended:
Allowance for Loan Losses:
Beginning balance, October 1, 2010	$1,562	$2,583	$4,145
Charge-offs	(1,924)	(2,359)	(4,283)
Recoveries	33	146	179
Provision (1)	2,106	2,508	4,614

Ending balance, June 30, 2011	$1,777	$2,878	$4,655

Ending balance: individually evaluated for impairment	409	$287	$696

Ending balance: collectively evaluated for impairment	$1,368	$2,591	$3,959

Loans Receivable:
Ending balance	$266,913	$164,544	$431,457

Ending balance: individually evaluated for impairment	$9,585	$2,425	$12,010

Ending balance: collectively evaluated for impairment	$257,328	$162,119	$419,447

Sepember 30, 2010 and Twelve Months then Ended:

Allowance for Loan Losses:
Beginning balance, October 1, 2009	$846	$1,079	$1,925
Charge-offs	(1,331)	(3,445)	(4,776)
Recoveries	44	51	95
Provision (1)	2,003	4,898	6,901

Ending balance, September 30, 2010	$1,562	$2,583	$4,145

Ending balance: individually evaluated for impairment	$211	$522	$733

Ending balance: collectively evaluated for impairment	$1,351	$2,061	$3,412

Loans Receivable:
Ending balance	$261,357	$194,875	$456,232

Ending balance: individually evaluated for impairment	$4,092	$4,560	$8,652

Ending balance: collectively evaluated for impairment	$257,265	$190,315	$447,580

(1)	The Bank does not have historical data disaggregating provision for loan losses between real estate and consumer loans. Therefore, the provision for loan losses has been allocated between real estate and consumer loans for each period presented based on the ratio of real estate and consumer net loan charge-offs for that period.
     The Bank has originated substantially all loans currently recorded on its balance sheet. The Bank has not acquired any loans since 2005.
16 | Page

     As an integral part of their examination process, various regulatory agencies review the Bank’s ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.
     Loans receivable as of the end of the periods shown below are as follows (dollar amounts in thousands):

	Real Estate Loans		Consumer Loans		Total Loans
	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,
	2011	2010	2011	2010	2011	2010

Performing loans
Performing TDR loans	$3,863	$2,714	$1,058	$559	$4,921	$3,273
Performing loans other	257,328	255,110	162,119	192,765	419,447	447,875

Total performing loans	261,191	257,824	163,177	193,324	424,368	451,148

Nonperforming loans (1)
Nonperforming TDR loans	$1,751	—	$257	—	$2,008	$—
Nonperforming loans other	3,971	3,533	1,110	1,551	5,081	5,084

Total nonperforming loans	5,722	3,533	1,367	1,551	7,089	5,084

Total loans	$266,913	$261,357	$164,544	$194,875	$431,457	$456,232

(1)	Nonperforming loans are defined as loans that (a) are 91+ days past due and nonaccruing, or (b) TDR loans restructured at a 0% interest rate that were 91+ days past due and nonaccruing at the time of restructuring. `
     Impaired loans with a valuation allowance based upon the fair value of the underlying collateral had a carrying amount of $2,938 at June 30, 2011 compared to $2,581 at September 30, 2010. The valuation allowance on impaired loans was $696 at June 30, 2011, compared to $733 at September 30, 2010.
     An aging analysis of the Bank’s real estate and consumer loans as of June 30, 2011 and September 30, 2010 is as follows (dollar amounts in thousands):

							Recorded
			Greater				Investment >
	1 Month	2 Months	Than	Total		Total	90 Days and
	Past Due	Past Due	3 Months	Past Due	Current	Loans	Accruing

June 30, 2011:
Real estate loans	$3,126	$2,091	$3,971	$9,188	$257,725	$266,913	$—
Consumer loans	2,949	880	1,110	4,939	159,605	164,544	22

Total	$6,075	$2,971	$5,081	$14,127	$417,330	$431,457	$22

Sepember 30, 2010:
Real estate loans	$5,144	$1,054	$3,322	$9,520	$251,837	$261,357	$—
Consumer loans	3,920	1,496	3,535	8,951	185,924	194,875	—

Total	$9,064	$2,550	$6,857	$18,471	$437,761	$456,232	$—

     A summary of the Bank’s impaired loans as of June 30, 2011 and September 30, 2010 is as follows (dollar amounts in thousands):
17 | Page

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

June 30, 2011 and Nine Months then Ended:
With no related allowance recorded:
Real estate loans	$3,685	$3,685	$—	$2,296	$61
Consumer loans	366	366	—	$289	9
With an allowance recorded:
Real estate loans	1,929	1,929	353	$1,613	17
Consumer loans	949	949	283	$954	16
Total:
Real estate loans	5,614	5,614	353	3,909	78
Consumer loans	$1,315	$1,315	$283	$1,242	$25

Sepember 30, 2010 and Twelve Months then Ended:
With no related allowance recorded:
Real estate loans	$907	$907	$—	$937	$4
Consumer loans	211	211	—	$869	5
With an allowance recorded:
Real estate loans	1,297	1,297	271	$1,884	3
Consumer loans	958	958	294	$2,418	18
Total:
Real estate loans	$2,204	$2,204	$271	$2,820	$7
Consumer loans	$1,169	$1,169	$294	$3,286	$23
Troubled Debt Restructuring — A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. A summary of loans modified in a troubled debt restructuring as of June 30, 2011 and during the nine months then ended is as follows:
18 | Page

	Real Estate	Consumer	Total

June 30, 2011 and Nine Months then Ended:

Accruing / Performing:
Beginning balance	$1,402	$415	$1,817
Principal payments	58	104	162
Charge-offs	—	8	8
Advances	27	7	34
New restructured	962	369	1,331
Class Transfers	1,456	124	1,580
Transfers between accrual/non-accrual	(167)	(4)	(171)

Ending balance	$3,738	$1,023	$4,761

Non-accrual / Non-performing:
Beginning balance	$1,312	$144	$1,456
Principal payments	27	24	51
Charge-offs	—	31	31
Advances	46	4	50
New restructured	—	—	—
Class Transfers	—	—	—
Transfers between accrual/non-accrual	491	88	579

Ending balance	$1,876	$291	$2,167

Totals:
Beginning balance	$2,714	$559	$3,273
Principal payments	85	128	213
Charge-offs	—	39	39
Advances	73	11	84
New restructured	962	369	1,331
Class Transfers	1,456	124	1,580
Transfers between accrual/non-accrual	324	84	408

Ending balance	$5,614	$1,314	$6,928

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
     The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale as of June 30, 2011 and September 30, 2010, respectively, are as follows (dollar amounts in thousands):
19 | Page

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Description of Securities	Cost	Gains	Losses	Fair Value

June 30, 2011
U.S. Agency mortgage-backed securities	$11,418	$156	$—	$11,574
U.S. Agency Floating Rate Bonds	30,937	17	50	30,904
Non-agency mortgage-backed securities	13,739	—	3,356	10,383

Total investment securities	$56,094	$173	$3,406	$52,861

September 30, 2010
U.S. Agency securities	$16,240	$469	$—	$16,709
Non-agency mortgage-backed securities	33,772	—	8,773	24,999

Total investment securities	$50,012	$469	$8,773	$41,708

     We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Consolidated Statement of Operations. Losses other than credit will continue to be recognized in other comprehensive income (loss). Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that it is more likely than not, that the Bank will not be required to sell the debt securities before their anticipated recovery and therefore, there is no other-than-temporary impairment during the three months ended June 30, 2011. The non-agency mortgage backed securities with continuous unrealized losses for twelve months or more consist of six specific securities.
     A summary of the amount of other-than-temporary impairment related to credit losses on available-for-sale securities that have been recognized in earnings follows:

	Nine Months	Twelve Months
	Ended	Ended
	June 30,	September 30,
	2011	2010
Beginning balance of the amount of OTTI related to credit losses	$9,497	$7,236
Credit portion of OTTI on securities for which OTTI was not previously recognized	620	2,276
Cash payments received on a security in excess of the security’s book value adjusted for previously recognized credit portion of OTTI	(50)	(15)
Credit portion of OTTI previously recognized on securities sold during the period	(7,659)	—

Ending balance of the amount of OTTI related to credit losses	$2,408	$9,497

     On June 8, 2011, the Bank sold seven agency mortgage-backed securities (“MBS”) with an aggregate book value of approximately $20,500, resulting in a net realized gain of approximately $250. The sale was executed in order to take advantage of current favorable market prices. The Bank intends to reinvest the proceeds in securities of similar yields and durations when market conditions warrant such purchases.
20 | Page

     The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of June 30, 2011, there were no borrowings outstanding on the Federal Reserve line of credit.
NOTE 5 — STOCK-BASED COMPENSATION
     In February 2005, our stockholders approved the Company’s Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants. As of June 30, 2011, 80,771 restricted shares were issued and outstanding under this plan. During the quarter ended June 30, 2011, 10,156 shares were granted to eligible participants under this plan; and 9,338 of previously awarded shares were forfeited. Restricted shares are awarded at no cost to the employee and have a five-year vesting period. The fair value of the restricted shares on the date of award was $7.04 per share for 63,783 shares, $6.18 for 6,832 shares, and $5.48 for 10,156 shares. Compensation expense related to these awards was $1 and $2 for the three and nine months ended June 30, 2011, respectively.
     In February 2005, our stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At June 30, 2011, 225,416 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.88 per share. Options granted vest over a five-year period. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through June 30, 2011, since the plan’s inception, options for 113,915 shares of the Company’s common stock were vested, options for 83,724 shares were forfeited and options for 4,558 shares were exercised. Of the 225,416 options granted, 137,134 remained outstanding as of June 30, 2011.
     We account for stock-based employee compensation related to our 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, we record compensation expense based on the value of the award as measured on the grant date and recognize that cost over the vesting period for the award. Compensation expense related to these awards was $1 and $1 for the three and nine month periods ended June 30, 2011.
     In February 2008, our stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. In October 2008, the Compensation Committee suspended consideration of distributions or awards under this plan, and as of June 30, 2011, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

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
21 | Page

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
GENERAL
     The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2011, and the consolidated results of operations for the nine months ended June 30, 2011, compared to the same period in the fiscal year ended September 30, 2010. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K/A filed with the Securities and Exchange Commission on January 11, 2011 and originally filed on December 23, 2010.
PERFORMANCE SUMMARY
     The following table sets forth our results of operations and related summary information for the three and nine month periods ended June 30, 2011 and 2010:
22 | Page

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss), as reported	$176	$162	$17	$258
EPS — basic, as reported	$0.03	$0.03	$—	$0.05
EBS — diluted, as reported	$0.03	$0.03	$—	$0.05
Cash dividends paid	$—	$—	$—	$—

Return on average assets (annualized)	0.12%	0.11%	0.00%	0.06%
Reteurn on average equity (annualized)	1.34%	1.16%	0.04%	0.62%
Efficiency ratio, as reported (1)	71.39%	71.10%	70.35%	70.35%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings. A lower ratio indicates greater efficiency.
     The following is a brief summary of some of the factors that affected our operating results in the three and nine month periods ended June 30, 2011. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share and per share amounts, are stated in thousands.
     We reported net income of $176 for the three months ended June 30, 2011, compared to net income of $162 for the three months ended June 30, 2010. We reported net income of $17 and $258 for the nine month periods ended June 30, 2011 and 2010, respectively. Both basic and diluted earnings per share were $0.03 for the three months ended June 30, 2011 and June 30, 2010, respectively. Both basic and diluted earnings per share were $0.00 for the nine months ended June 30, 2011, compared to basic and diluted earnings per share of $0.05 for the nine months ended June 30, 2010.
     The return on average assets for the three months ended June 30, 2011 and 2010 was 0.12% and 0.11%, respectively. The return on average equity for the nine months ended June 30, 2011 and 2010 was 0.04% and 0.62%, respectively.
     No cash dividends were declared or paid in either of the three or nine month periods ended June 30, 2011 and 2010, respectively.
Key factors behind these results were:
•	Net interest income and net interest margin decreased slightly during the three and nine months ended June 30, 2011 from the comparable periods last year. We continue to see both rate and volume related decreases in both interest income on loans and interest expense on deposits. Reductions in FHLB borrowings led to decreases in interest expense on borrowed funds of $338 and $986 for the three and nine month periods ended June 30, 2011.

•	Net interest income was $5,060 for the three month period ended June 30, 2011, a decrease of $453 or 8.22% from the three month period ended June 30, 2010. Net interest income was $15,645 for the nine month period ended June 30, 2011, a decrease of $197 or 1.24% from the nine month period ended June 30, 2010.
23 | Page

•	The net interest margin of 3.66% for the three months ended June 30, 2011 represents a 35 bp decrease from a net interest margin of 4.01% for the three months ended June 30, 2010. Net interest margins were 3.72% and 3.88% for the nine month periods ended June 30, 2011 and 2010, respectively.

•	Total loans were $431,457 at June 30, 2011, a decrease of $24,775, or 5.43% from September 30, 2010. Total deposits were $459,074 at June 30, 2011, a decrease of $17,228 or 3.62% from September 30, 2010.

•	Net loan charge-offs increased from $775 for the three months ended June 30, 2010 to $1,214 for the three months ended June 30, 2011. Net loan charge-offs increased from $1,977 for the nine months ended June 30, 2010 to $4,104 for the nine months ended June 30, 2011. Continued higher levels of net loan charge-offs and non-performing loans led to increased provision for loan losses of $1,364 and $4,614 for the three and nine month periods ended June 30, 2011, respectively. Annualized net loan charge-offs as a percentage of average loans were 1.11% for the three months ended June 30, 2011, compared to 0.58% for the three months ended June 30, 2010. Our new credit policy and more proactive charge-off and collection practices have contributed to increased loan charge-offs. Our customers’ ability to repay their loans has also been adversely affected by sustained higher unemployment rates. Further, depressed home prices and other collateral values have increased incidences of collateral shortfalls and have contributed to an increase in impaired loans, charge-offs and the need for higher levels of allowance for loan loss.

•	Non-interest income increased from $373 for the three months ended June 30, 2010 to $766 for the three months ended June 30, 2011. We also experienced an increase from the nine month period ended June 30, 2010 to the nine month period ended June 30, 2011 from $368 to $1,470. Contributors included other-than-temporary impairment (OTTI) losses on our non-agency mortgage-backed securities portfolio of $0 and $620 for the three and nine month periods ended June 30, 2011. We also experienced gains on sale of securities of $282 and $516 for the three and nine month periods ending June 30, 2011, respectively.

•	Non-interest expense decreased 2.69%, from $4,274 to $4,159 for the three month period ending June 30, 2010 compared to the three month period ending June 30, 2011 due to modest decreases in occupancy, office and other expenses.
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
24 | Page

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
Income Taxes.
     The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of June 30, 2011, management does not believe a valuation allowance is necessary.
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
     Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest income earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and nine month periods ended June 30, 2011.
     Net interest income was $5,060 for the three months ended June 30, 2011, compared to $5,513 for the three months ended June 30, 2010. Net interest income was $15,645 for the nine months ended June 30, 2011, compared to $15,842 for the nine months ended June 30, 2010. The net interest margin for the three months ended June 30, 2011 was 3.66% compared to 4.01% for the three months ended June 30, 2010. The net interest margin for the nine months ended June 30, 2011 was 3.72% compared to 3.88% for the nine months ended June 30, 2010. The decreases in interest margin are attributable to corresponding decreases in interest rate spread. Contributing factors include rate-related decreases in interest earning assets including loans and available-for-sale securities. We also continue to pay interest at higher rates on FHLB borrowings compared to our other funding sources such as customer deposits. These FHLB borrowings were originally obtained to fund the purchase of higher rate non-agency mortgage-backed securities, most of which we subsequently sold or on which we have stopped accruing interest. As the FHLB borrowings mature, we anticipate that they will be replaced with lower rate customer deposits as a source of funding as needed.
     As shown in the rate/volume analysis in the following pages, volume changes resulted in increases of $176 and $205 in net interest income for the three and nine months ended June 30, 2011, respectively, compared to the comparable prior year periods. The decrease and changes in the composition of interest earning assets resulted in a $150 decrease in interest income for the three months ended June 30, 2011 and a $389 decrease in interest income for the nine months ended June 30, 2011 compared to comparable prior year periods. Rate changes on interest earning assets decreased interest income by $909 and $1,457 for the three and nine month periods ended June 30, 2011. These decreases were partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $280 and $1,055 over the same periods, for a net impact of $629 and $402 decreases in net interest income due to changes in interest rates during the three and nine month periods ended June 30, 2011. The changes in balances of CDs (increase) and FHLB Advances (decrease), discussed above, are the primary factors affecting volume changes. Rate decreases on loans and all deposit categories are reflective of the current overall lower market interest rate environment versus the same period last year.
     For the nine months ended June 30, 2011, the yield on earning assets was 5.39%, compared to 6.00% for the nine months ended June 30, 2010 which was the combined effect of a decrease of 23 bp in the loan yield and a decrease in interest income on securities available for sale. The average loan yield was 6.33% for the nine months ended June 30, 2011 and 6.56% in the nine months ended June 30, 2010. Competitive pricing on new and refinanced loans, tightened credit underwriting standards, as well as increased prepayments due to the current low rate environment, all contributed to reduced loan yields during the three and nine month periods ended June 30, 2011 compared to the comparable prior year periods.
     For the nine months ended June 30, 2011, the cost of interest-bearing liabilities decreased 46 bps from 2.26% during in the nine months ended June 30, 2010, to 1.80%, resulting, in part, from a continuing decrease in interest rates, generally, in 2010. The combined average cost of interest-bearing deposits was 1.55% for the nine months ended June 30, 2011, down 43 bp from the nine months ended June 30, 2010, primarily resulting from the continued low short-term interest rate environment.
27 | Page

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
     Average interest earning assets were $553,904 and $562,588 for the three and nine month periods ending June 30, 2011, compared to $551,097 and $546,510 for comparable prior year periods. Interest income on earning assets was $7,204 and $22,684 for the three and nine month periods ending June 30, 2011 compared to $8,263 and $24,530 for comparable prior year periods. Interest income is comprised primarily of interest income on loans and interest income on available-for-sale securities. Interest income on loans was $6,773 and $21,038 for the three and nine month periods ending June 30, 2011, compared to $7,482 and $22,114 for comparable prior year periods. Interest income on available-for-sale securities was $386 and $1,519 for the three and nine month periods ended June 30, 2011 compared to $779 and $2,400 for the comparable prior year periods. Decreases in loan interest income are due to decreased loan volumes and a continued lower interest rate environment. Decreases in interest income on available-for-sale securities are due to two factors. First, we apply interest payments to principal on specific securities on which we had previously recorded other-than-temporary impairment. Also, we sold several higher risk non-agency mortgage backed securities and reinvested the proceeds in lower risk and lower yielding agency and floating rate bonds.
     Average interest bearing liabilities were $511,534 and $522,739 for the three and nine month periods ended June 30, 2011, compared to $518,296 and $513,504 for comparable prior year periods. Interest expense on interest bearing liabilities was $2,144 and $7,039 for the three and nine month periods ending June 30, 2011 compared to $2,750 and $8,688 for comparable prior year periods. Interest expense is comprised primarily of interest expense on money market accounts, certificates of deposit and FHLB advances. Decreases were due to decreased balances of FHLB advances which carry higher interest rates than deposits, and lower rates paid on money market accounts and certificate of deposit.
     For the three months ended June 30, 2011, interest expense on interest-bearing deposits increased $222 from the volume and mix changes and decreased $490 from the impact of the rate environment, resulting in an aggregate decrease of $268 in interest expense on interest-bearing deposits. For the nine months ended June 30, 2011, interest expense on interest-bearing deposits increased $969 from the volume and mix changes and decreased $1,632 from the impact of the rate environment, resulting in an aggregate decrease of $663 in interest expense on interest-bearing deposits. Average FHLB Advances decreased $51,850 and $49,601 for the three and nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. Interest expense on FHLB advances was $433 and $1,494 for the three and nine month periods ended June 30, 2011, compared to $771 and $2,480 for the comparable prior year periods. The decreases were due to scheduled payments on certain FHLB advances in 2010 and 2011. As noted above, throughout 2010, the Bank sought increases in customer deposits at competitively low interest rates, in part to replace FHLB Advances, which represent a higher interest rate source of funds.
28 | Page

NET INTEREST INCOME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three months ended June 30, 2011			Three months ended June 30, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average interest-earning assets:
Cash and cash equivalents	$44,068	$27	0.25%	$40,795	$2	0.02%
Loans	434,586	6,773	6.25%	457,685	7,482	6.56%
Interest-bearing deposits	8,438	17	0.81%	—	—	0.00%
Securities available for sale	61,025	386	2.54%	46,577	779	6.71%
FHLB stock	5,787	1	0.07%	6,040	—	0.00%

Total interest earning assets	$553,904	$7,204	5.22%	$551,097	$8,263	6.01%

Average interest-bearing liabilities:
Savings Accounts	$25,194	$7	0.11%	$26,415	$44	0.67%
Demand deposits	23,488	1	0.02%	22,763	8	0.14%
Money Market	167,929	406	0.97%	153,323	615	1.61%
CD’s	231,849	1,184	2.05%	205,874	1,193	2.32%
IRA’s	23,911	113	1.90%	18,909	119	2.52%

Total deposits	472,371	1,711	1.45%	427,284	1,979	1.85%

FHLB Advances	39,163	433	4.43%	91,013	771	3.40%

Total interest bearing deposits	$511,534	$2,144	1.68%	$518,296	$2,750	2.13%

Net interest income		$5,060			$5,513

Interest rate spread			3.54%			3.89%

Net interest margin			3.66%			4.01%

Average interest-earning assets to average interest-bearing liabilities			1.08			1.06

29 | Page

NET INTEREST INCOME ANALYSIS
(Dollar amounts in thousands)
Nine months ended June 30, 2011 compared to the nine months ended June 30, 2010

	Nine months ended June 30, 2011			Nine months ended June 30, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average interest-earning assets:
Cash and cash equivalents	$60,219	$99	0.22%	$38,539	$4	0.01%
Loans	444,327	21,038	6.33%	450,971	22,114	6.56%
Interest-bearing deposits	4,475	25	0.75%	865	12	1.85%
Securities available for sale	47,780	1,519	4.25%	50,095	2,400	6.41%
FHLB stock	5,787	3	0.07%	6,040	—	0.00%

Total interest earning assets	562,588	22,684	5.39%	546,510	24,530	6.00%

Average interest-bearing liabilities:
Savings Accounts	$25,462	$31	0.16%	$25,575	$131	0.68%
Demand deposits	22,701	7	0.04%	21,975	22	0.13%
Money Market	161,259	1,265	1.05%	152,992	1,877	1.64%
CD’s	243,707	3,889	2.13%	199,526	3,813	2.56%
IRA’s	24,075	353	1.96%	18,301	365	2.67%

Total deposits	477,204	5,545	1.55%	418,368	6,208	1.98%

FHLB Advances	45,535	1,494	4.39%	95,136	2,480	3.49%

Total interest bearing deposits	$522,739	$7,039	1.80%	$513,504	$8,688	2.26%

Net interest income		$15,645			$15,842

Interest rate spread			3.59%			3.74%

Net interest margin			3.72%			3.88%

Average interest-earning assets to average interest-bearing liabilities			1.08			1.06

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
30 | Page

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Increase (decrease) due to
	Volume (1)	Rate (1)	Net
Interest income:
Cash and cash equivalents	$—	$25	$25
Loans	(368)	(341)	(709)
Interest-bearing deposits	17	—	17
Securities available for sale	200	(593)	(393)
FHLB stock	1	—	1

Total interest earning assets	(150)	(909)	(1,059)

Interest expense:
Savings Accounts	(2)	(35)	(37)
Demand deposits	—	(7)	(7)
Money Market	54	(263)	(209)
CD’s	142	(151)	(9)
IRA’s	28	(34)	(6)

Total deposits	222	(490)	(268)

FHLB Advances	(548)	210	(338)

Total interest bearing deposits	(326)	(280)	(606)

Net interest income	$176	$(629)	$(453)

31 | Page

Nine months ended June 30, 2011 compared to the nine months ended June 30, 2010

	Increase (decrease) due to
	Volume (1)	Rate (1)	Net
Interest income:
Cash and cash equivalents	$3	$92	$95
Loans	(322)	(754)	(1,076)
Interest-bearing deposits	33	(20)	13
Securities available for sale	(106)	(775)	(881)
FHLB stock	3	—	3

Total interest earning assets	(389)	(1,457)	(1,846)

Interest expense:
Savings Accounts	(1)	(99)	(100)
Demand deposits	1	(16)	(15)
Money Market	97	(709)	(612)
CD’s	771	(695)	76
IRA’s	101	(113)	(12)

Total deposits	969	(1,632)	(663)

FHLB Advances	(1,563)	577	(986)

Total interest bearing deposits	(594)	(1,055)	(1,649)

Net interest income	$205	$(402)	$(197)

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
     Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”), based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Based on increased historical charge off ratios and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Policies — Allowance for Loan Losses”, the provision for loan losses necessary to ensure an adequate allowance for loan losses continues to remain at elevated levels. Specifically, our customers’ ability to repay loans continues to be adversely affected by higher unemployment rates, and depressed housing prices are causing increases in collateral deficiencies on real estate loans. With both local and national unemployment rates improving slightly in the past quarters, we anticipate our actual charge-off experience to stabilize throughout the fiscal year ended September 30, 2011.
     Net loan charge-offs for the three and nine month periods ended June 30, 2011 were $1,214 and $4,104, compared to $775 and $1,977 for the comparable prior year periods. Annualized net charge-offs to average loans were 1.23% for the nine months ended June 30, 2011 compared to 1.03% for the twelve months ended September 30, 2010. For the nine months ended June 30, 2011, non-performing loans remained steady at $5,081 at June 30, 2011 compared to $5,084 at September 30, 2010. This is a result of comparable levels of 91+ days delinquent loans. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
     We recorded provisions for loan losses of $1,364 and $4,614 for the three and nine month periods ended June 30, 2011, compared to $1,331 and $3,493 for the comparable prior year periods. Management believes that the provision taken for these three and nine month periods is adequate in view of the present condition of the loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors
32 | Page

affecting particular borrowers or our market areas, or otherwise, could affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.
     Non-Interest Income (loss). The following table reflects the various components of non-interest income (loss) for the three and nine months ended June 30, 2011 and 2010, respectively.

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change

Non-interest Income (loss):
Net impairment losses recognized in earnings	$—	$(125)	(100.00%)	$(571)	$(1,211)	(52.85%)
Service charges on deposit accounts	386	395	(0.02)	1,095	1,123	(0.02)
Insurance commissions	25	39	(0.36)	73	159	(0.54)
Loan fees and service charges	70	60	0.17	349	288	0.21
Gain on sale of securities	281	—	NA	516	—	NA
Other	4	4	0.00	8	9	(0.11)

Total non-interest income (loss)	$766	$373	>100%	$1,470	$368	>100%

     Non-interest income was $766 and $1,470 for the three and nine month periods ended June 30, 2011, compared to $373 and $368 for the comparable prior year periods. Changes were due primarily to lower other-than-temporary impairment losses on mortgage backed securities portfolio and recognition of realized gains on sale of available-for-sale securities of $281 and $516 for the three and nine month periods ended June 30, 2011.
     Non-Interest Expense. The following table reflects the various components of non-interest expense for the three and nine month periods ended June 30, 2011 and 2010, respectively.

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change

Non-interest Expense:
Salaries and related benefits	$2,128	$1,984	7.26%	$6,238	$5,811	7.35%
Occupancy — net	606	638	(0.05)	1,915	1,896	0.01
Office	311	363	(0.14)	1,019	1,057	(0.04)
Data processing	116	59	0.97	249	244	0.02
Amortization of core deposit	84	84	0.00	250	250	0.00
Advertising, marketing and public relations	26	53	(0.51)	94	124	(0.24)
FDIC premium assessment	279	225	0.24	822	689	0.19
Professional services	299	329	(0.09)	865	899	(0.04)
Other	310	539	(0.42)	990	1,286	(0.23)

Total non-interest expense	$4,159	$4,274	(2.69%)	$12,442	$12,256	1.52%

Non-interest expense (annualized) / Average assets	2.93%	2.97%	(1.02%)	2.90%	2.84%	2.03%
33 | Page

     Non-interest expense decreased $115 (2.69%) for the three month period ended June 30, 2011 compared to the comparable prior year period. Non-interest expense increased $186 (1.52%) for the nine month period ended June 30, 2011 compared to the comparable prior year period. The non-interest expense (annualized) to average assets ratios were 2.93% and 2.90% for the three and nine month periods ended June 30, 2011, respectively; compared to 2.97% and 2.84% for the comparable prior year periods. Increases in Salaries and related benefits were primarily due to continued staff realignment and restructuring efforts.
     Income Taxes. Income tax expense was $127 for the three months ended June 30, 2011 compared to income tax expense of $42 for the three months ended June 30, 2010. Income tax expense was $119 for the nine months ended June 30, 2011, compared to income tax expense of $203 for the nine months ended June 30, 2010. These changes resulted from the changes in pre-tax income (loss) discussed above.
BALANCE SHEET ANALYSIS
     Loans. Loans decreased by $24,775, or (5.43%), to $431,457 as of June 30, 2011 from $456,232 at September 30, 2010. At June 30, 2011, the loan portfolio was comprised of $266,913 of loans secured by real estate, or 61.9% of total loans, and $164,544 of consumer loans, or 38.1% of total loans. At September 30, 2010, the loan portfolio mix included real estate loans of $261,357, or 57.3% of total loans, and consumer loans of $194,875, or 42.7% of total loans. Our decreased loan balances are the result of our recently updated and more conservative underwriting standards, primarily on indirect paper consumer loans. We also continue to experience reduced loan demand in our markets, consistent with decreased loan demand throughout the United States.
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
     The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered troubled debt restructurings (TDRs). In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the
34 | Page

cost of sale. We currently have 100 such loans, all secured by real estate or personal property. Their aggregate book value is $6,929 as of June 30, 2011. The total for the 47 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $2,878 for which $636 in specific ALL was recorded as of June 30, 2011.
     At June 30, 2011, the allowance for loan losses was $4,655, or 1.08% of the total loan portfolio, compared to allowance for loan losses of $4,145, or 0.91% of the total loan portfolio at September 30, 2010. This level was based on our analysis of the loan portfolio risk at June 30, 2011, as discussed above.
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
     The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the allowance for loan losses for the periods then ended:
35 | Page

	June 30,	September 30,
	2011	2010
	and Nine	and Twelve
	Months	Months
	Then Ended	Then Ended

Nonperforming assets:
Nonaccrual loans	$5,059	$5,084
Nonperforming troubled debt restructure loans	1,838	—
Accruing loans past due 90 days or more	22	—

Total nonperforming loans (“NPLs”) (1)	6,919	5,084
Other real estate owned	1,259	372
Other collateral owned	154	76

Total nonperforming assets (“NPAs”)	$8,332	$5,532

Average outstanding loan balance	$443,845	$452,696

Loans, end of period	431,457	456,232

Total assets, end of period	551,678	594,365

ALL, at beginning of period	4,145	1,925

Loans charged off:
Real estate loans	(1,924)	(1,168)
Consumer loans	(2,359)	(3,608)

Total loans charged off	(4,283)	(4,776)

Recoveries of loans previously charged off:
Real estate loans	33	44
Consumer loans	146	51

Total recoveries of loans previously charged off:	179	95

Net loans charged off (“NCOs”)	(4,104)	(4,681)

Additions to ALL via provision for loan losses charged to operations	4,614	6,901

ALL, at end of period	$4,655	$4,145

Ratios:
ALL to NCOs (annualized)	1.13	0.89
NCOs (annualized) to average loans	1.23%	1.03%
ALL to total loans	1.08%	0.91%
NPLs to total loans	1.60%	1.11%
NPAs to total assets	1.51%	0.93%
36 | Page

(1)	Included in the nonperforming loan total for June 30, 2011 and September 30, 2010 were $1,838 and $0 of troubled debt loan restructurings, respectively. As noted below the Bank now defines non-performing loans to include troubled debt restructure loans that were 91+ days past due at the time of their restructure.
     Non-performing loans of $6,919 at June 30, 2011, which included $1,838 of non-performing troubled debt restructured loans reflected an increase of $1,835 over $5,084 of non-performing loans at September 30, 2010. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
     Our non-performing assets were $8,332 at June 30, 2011, or 1.51% of total assets. This was up from $5,532, or 0.93% of total assets, at September 30, 2010. The increase since September 30, 2010 was a result of two primary factors: (1) we changed our definition of non-performing loans to include all TDRs that were 91+ days delinquent at the time of restructure, regardless of whether the loan was currently performing under the restructured loan terms; and (2) increases in non-performing one-to-four family residential loans, as well as new non-real estate consumer loans moving into the non-performing category, as our customers and we continue to be impacted by higher unemployment rates and decreasing property values.
     Other real estate owned increased by $887 and other collateral owned increased $78 during the nine months ended June 30, 2011 to $1,259 and $154, respectively from their balances as of September 30, 2010. The increase in other real estate owned was primarily due to several large residential real estate properties foreclosed upon and not yet sold. The increase in other collateral owned is due to more aggressive credit monitoring and collection practices along with general economic deterioration in the communities we serve.
     Despite our increases in charge offs and non-performing assets, we anticipate that we will continue to perform favorably compared to our peers due to the following three key factors: (1) recent improvements to our underwriting practices requiring higher average credit scores; (2) the average balance of our individual consumer loans is $7,895 (not in thousands), and the average balance of our individual real estate loans is $86,462 (not in thousands), limiting our loss exposure on any one loan; and (3) as of June 30, 2011, our unsecured loan exposure was limited to $2,684, or 0.49% of total assets. We believe our current allowance for loan loss is adequate to cover these probable losses on our loan portfolio.
     Net charge offs for the three months ended June 30, 2011 were $1,214 compared to $2,703 for the three months ended June 30, 2010. Net charge offs for the nine months ended June 30, 2011 were $4,104 compared to $1,977 for the nine months ended June 30, 2010.
     The ratio of annualized net charge-offs to average loans receivable was 1.23% for the nine months ended June 30, 2011, compared to 1.03% for the twelve months ended September 30, 2010.
     Based on current economic conditions, we anticipate continued elevated levels of loan charge-offs and we will monitor and maintain an adequate allowance for loan loss levels, accordingly.
     Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test.
     Our total investment portfolio was $52,861 at June 30, 2011 compared with $41,708 at September 30, 2010. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase. As of June 30, 2011, $10,645 of the remaining book value of the non-agency residential MBS portfolio has been downgraded from investment grade to below investment grade. The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in
37 | Page

economic conditions. Taking into consideration these developments, we have determined that it is likely the Bank will not collect all amounts due according to the contractual terms of these securities.
     As part of our asset and liability management activities, we review our non-agency MBS portfolio on a monthly basis. We analyze credit risk, i.e. the likelihood of potential future OTTI adjustments and current market prices relative to our current book value. We also analyze the impact of these securities on regulatory risk-based capital.
     During the quarter ended June 30, 2011, the results of our analysis indicated none of our remaining non-agency residential MBS, with aggregate book value of approximately $13,739, had additional other-than-temporary impairment (OTTI).
     Despite more favorable market prices in recent months on certain non-agency MBS, we believe that the remaining fair value of our non-agency MBS portfolio, totaling $10,383, is still subject to numerous risk factors outside of our control, such as market volatility and changes in the credit quality of underlying collateral. Future evaluations of fair value could result in additional OTTI losses.
     On June 30, 2011, all six of our remaining securities included in our non-agency residential MBS portfolio have unrealized losses currently included in accumulated other comprehensive income. These losses represent a 24.4% decline in value in comparison to our amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.
     The amortized cost and market values of our available-for-sale securities as of the periods indicated below were as follows:

	Amortized	Fair
	Cost	Value

June 30, 2011
Floating Rate Agency Bonds	$30,937	$30,904
Residential Agency MBS	11,418	11,574
Residential Non-agency MBS	13,739	10,383

Totals	$56,094	$52,861

September 30, 2010
Residential Agency MBS	$16,240	$16,709
Residential Non-agency MBS	33,772	24,999

Totals	$50,012	$41,708

     As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of June 30, 2011, we held $8,469 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.
38 | Page

     The composition of our available-for-sale portfolios by credit rating as of the periods indicated was as follows:

	June 30,		September 30,
	2011		2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Floating Rate Agency Bonds	$30,937	$30,904	$—	$—
Residential Agency MBS	11,418	11,574	16,240	16,709
AAA	—	—	4,514	4,380
A	—	—	6,041	5,444
B	3,094	1,914
Below investment grade	10,645	8,469	23,217	15,175

Total	$56,094	$52,861	$50,012	$41,708

     Based on management’s impairment testing, during the quarter ended June 30, 2011 we determined that no additional other-than-temporary impairment loss was required. At June 30, 2011, the approximate aggregate fair value of the five remaining non-agency securities, for which other-than-temporary impairment of $2,407 has been previously recorded, was $8,537. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2010, balance of OTTI related to credit losses	$9,497
Credit portion of OTTI recognized during the quarter ended December 31, 2010	620
Credit portion of OTTI previously recognized on securities sold during the period	(7,709)

June 30, 2011, balance of OTTI related to credit losses	$2,408

     No securities were pledged as of June 30, 2011. Utilizing a third party firm, we will continue to obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis. Our management and Board of Directors will review and consider additional testing to determine if additional write-downs of the MBS portfolio are warranted.
     Deposits. Deposits decreased to $459,074 at June 30, 2011, from $476,302 at September 30, 2010 due to institutional certificate maturities. Deposit growth by product and generated by in-store versus traditional branch locations is as follows:

	In-store	Traditional	Institutional	Total

Non-CD deposits	$3,583	$9,145	$—	$12,728
CD deposits — customer	2,726	(9,244)	—	(6,518)
CD deposits — institutional	—	—	(22,903)	(22,903)

Total deposit growth	$6,309	$(99)	$(22,903)	$(16,693)

     We continue to grow core deposit relationships through effective execution of our in-store branch growth strategy, and by expanding our deposit product offerings. We also continue to reduce our reliance upon institutional certificates of deposit as a funding source.
     The Bank has made a deliberate effort to eliminate its reliance on brokered deposits as a source of funding. Brokered deposits decreased from $297 at September 30, 2010 to $0 at June 30, 2011. These deposits have been replaced by core deposits.
39 | Page

     Borrowed Funds. FHLB advances decreased from $64,200 as of September 30, 2010, to $35,300 as of June 30, 2011, primarily as a result of payments of various FHLB borrowings as they matured.
     Stockholders’ Equity. Total stockholders’ equity was $52,940 at June 30, 2011, versus $49,877 at September 30, 2010. Total stockholders’ equity increased by $3,063, primarily as a result of a decrease in accumulated other comprehensive loss due to favorable market value adjustments to our MBS portfolio of $3,043.
     Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At June 30, 2011, our liquidity ratio was 24.35%, above our targeted liquidity ratio of 10%.
     Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; and other short-term investments and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $101,811 of our $241,057 (42.2%) CD portfolio will mature within the next 12 months, we have historically retained over 75% of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching, our retention rate may decrease in the future due to our philosophy of building customer relationships — not just deposit accounts. Through new deposit product offerings to our branch customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In our present interest rate environment, and based on maturing yields this should also improve our cost of funds. We believe that the expansion of our in-store branch network in attracting core deposits will enhance long-term liquidity, and is a key component to our broader liquidity management strategy.
     We maintain access to additional sources of funds including FHLB borrowings and lines of credit with both the Federal Reserve Bank and the United Bankers Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $141,000 available under this arrangement. We also maintain lines of credit of $2,000 with the Federal Reserve Bank, and $5,000 with United Bankers Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on the collateral value of the agency securities being held at the Federal Reserve Bank. The United Bankers Bank line of credit is a discretionary line of credit.
     Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2011, the Company had $3,412 in unused commitments, compared to $8,781 in unused commitments as of September 30, 2010. The decrease was primarily due to a decrease in (a) real estate mortgage loan commitments from $1,566 at September 30, 2010 to $912 at June 30, 2011; and (b) unused available credit commitments on our credit card portfolio from $4,969 at September 30, 2010 to $0 at June 30, 2011.
     Capital Resources. As of June 30, 2011, we were “well capitalized” under applicable Prompt Corrective Action Provisions standards in all regulatory measured categories. Current OTS guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in
40 | Page

required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2011 (Unaudited)
Total capital (to risk weighted assets)	$57,848,000	13.5%	$34,375,000>=	8.0%	$42,969,000>=	10.0%
Tier 1 capital (to risk weighted assets)	53,889,000	12.5%	17,187,000>=	4.0%	25,781,000>=	6.0%
Tier 1 capital (to adjusted total assets)	53,889,000	9.7%	22,122,000>=	4.0%	27,653,000>=	5.0%
Tangible capital (to tangible assets)	53,889,000	9.7%	8,296,000>=	1.5%	NA	NA

As of September 30, 2010 (Audited)
Total capital (to risk weighted assets)	$56,858,000	11.0%	$41,386,000>=	8.0%	$51,732,000>=	10.0%
Tier 1 capital (to risk weighted assets)	53,447,000	10.3%	20,693,000>=	4.0%	31,039,000>=	6.0%
Tier 1 capital (to adjusted total assets)	53,447,000	8.9%	23,941,000>=	4.0%	29,927,000>=	5.0%
Tangible capital (to tangible assets)	53,447,000	8.9%	8,978,000>=	1.5%	NA	NA
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
42 | Page

     As of June 30, 2011, $228,294 of loans in our portfolio included a payable-on-demand clause. We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate. Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases. It is the Bank’s policy to write the majority of its real estate loans with a payable-on-demand clause. The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity.
     The following table sets forth, at March 31, 2011 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments). As of March 31, 2011, due to the current level of interest rates, NPV estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis	Net Portfolio Value			Net Portfolio Value as $ of
Points (“bp”) Rate Shock in Rates (1)	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)

+300 bp	$43,428	$(708)	(2%)	7.63%	6	bps
+200 bp	43,908	(228)	(1%)	7.65%		8
+100 bp	44,580	444	1%	7.70%		13
+50 bp	44,485	349	1%	7.65%		9
0 bp	44,136	—	—	7.57%		—
-50 bp	43,479	(657)	(1%)	7.43%		(13)
-100 bp	43,618	(518)	(1%)	7.43%		(14)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
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
     In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2011, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 at reaching a level of reasonable assurance.
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
44 | Page

     On January 24, 2011, the court dismissed the defamation and infliction of emotional distress claims. The court subsequently reinstated post-termination claims of defamation, infliction of emotional distress and punitive damages.
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. [REMOVED AND RESERVED]
     Not applicable.
Item 5. OTHER INFORMATION
     Not applicable.
Item 6. EXHIBITS
(a)	Exhibits
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Principal Financial and Accounting Officer

32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	Interactive Data File

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
45 | Page

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.
Date: August 15, 2011	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Rebecca L. Johnson
Rebecca L. Johnson
Principal Financial and Accounting Officer

46 | Page