Form 10-K
period 2011-09-30
Citizens Community Bancorp Inc.
filed 2011-12-21
CIK 1367859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 2011

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

Yes [    ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ X ]    No [    ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, were approximately $23,251,860. Shares of the registrant’s common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

At December 21, 2011 there were 5,113,050 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms “we,” “us,” “our,” “Citizens Community Bancorp” and the “Company” mean Citizens Community Bancorp, Inc. and its wholly owned subsidiary, Citizens Community Federal, unless the context indicates another meaning. As used in this report, the term “Bank” means our wholly owned subsidiary, Citizens Community Federal.

CITIZENS COMMUNITY BANCORP, INC.

FORM 10-K

SEPTEMBER 30, 2011

Forward Looking Statements

Certain matters discussed in this Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company intends that these forward-looking statements be covered by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would.” Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are inherently subject to many uncertainties in the Company’s operations and business environment.

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following: general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; further write-downs in the Bank’s mortgage-backed securities portfolio; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank; fluctuation of the Bank’s stock price; ability to attract and retain key personnel; ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances occurring after the date of this report.

PART I

ITEM 1.	BUSINESS

General

The Company is a Maryland corporation organized in 2004. The Company is a unitary savings and loan holding company and was subject to regulation by the Office of Thrift Supervision (OTS) through July 21, 2011 and has been subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and Federal Reserve Bank thereafter. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal, and providing consumer banking activities through the Bank. At September 30, 2011, we had approximately $537 million in total assets, $449 million in deposits, and $53 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share and per share amounts, are stated in thousands.

Citizens Community Federal

The Bank is a federally chartered stock savings institution with 26 full-service offices; eight stand-alone locations and 18 in-store branches, predominantly in Wal-Mart Supercenter stores. We grew from six legacy Wisconsin branches to twelve stand-alone branch offices from 2002 to 2005 through a combination of acquisitions and new branch openings in Wisconsin, Minnesota and Michigan. We added 17 in-store branches during 2008 and 2009 through a combination of acquisitions and new branch openings in Wisconsin and Minnesota. Through all of our branch locations, we provide a wide range of consumer banking products and services to customers primarily in Wisconsin, Minnesota and Michigan.

Internet Website

We maintain a website at www.ccf.us. We make available through that website, free of charge, copies of our Annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

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

Lending

We offer a variety of loan products including residential mortgages, home equity lines-of-credit and consumer loans secured by personal property. We make real estate and consumer loans in accordance with the basic lending policies established by management and approved by the Board of Directors. A majority of the Bank’s first mortgage loans also contain a payable-on-demand clause, which allows the Bank to call the loan due after a stated period, usually between two and five years from origination. We focus our lending activities on individual consumers within our market areas. Our lending has been historically concentrated primarily within Wisconsin, Minnesota and Michigan. Competitive and economic pressures exist in our lending markets, and recent and any future developments in (a) the general economy, (b) real estate lending markets, and (c) the banking regulatory environment could have a material adverse effect on our business and operations. These factors may impact the credit quality of our existing loan portfolio, or adversely impact our ability to originate sufficient high quality real estate and consumer loans in the future.

Our total gross outstanding loans as of September 30, 2011, were $432,764, consisting of $275,339 in real estate loans, $154,842 in secure consumer loans, and $2,583 in unsecured consumer loans.

Investments

We maintain a portfolio of investments, consisting primarily of U.S. Government sponsored agency securities and non-agency mortgage-backed securities. We attempt to balance our portfolio to manage interest rate risk, regulatory requirements, and liquidity needs while providing an appropriate rate of return commensurate with the risk of the investment.

Deposits

We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At September 30, 2011, our total deposits were $448,973 including interest-bearing deposits of $431,677 million and non-interest-bearing deposits of $17,296.

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

Regulation and Supervision

The Company and the Bank were previously examined and regulated by the Office of Thrift Supervision (“OTS”). As of July 21, 2011, the Bank is examined and regulated by the Office of the Comptroller of Currency (OCC), and the Company is examined and regulated by the Federal Reserve Bank of Minneapolis. The Company and the Bank are also regulated by the FDIC. The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System. The Company and the Bank are each currently under separate Memoranda of Understanding, originally issued by the OTS on December 23, 2009. See the discussion contained below regarding the OTS’ Memorandum of Understanding in Item 7; Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Capital Resources”.

Employees

At September 30, 2011, we had 185 full-time equivalent employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.

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

Weaknesses in the markets for residential real estate, including secondary residential mortgage loan markets, could reduce our net income and profitability. Since 2007, softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets have been negatively impacting the mortgage industry. Our financial results have been adversely affected by changes in real estate values, primarily in Wisconsin, Minnesota and Michigan. Decreases in real estate values have adversely affected the value of property used as collateral for loans and investments in our portfolios. The poor economic conditions experienced since 2007 resulted in decreased demand for real estate loans and our net income has declined as a result.

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

Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At September 30, 2011, $44,338 of our securities, were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on market conditions. Our securities portfolio is comprised primarily of fixed-rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.

We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary related to credit losses, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income in the period in which the decline in value occurs.

We have, in the past, recorded other than temporary impairment (“OTTI”) charges, principally arising from investments in non-agency mortgage-backed securities. We continue to monitor our securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges related to securities in the future. Future OTTI charges would cause decreases to both Tier 1 and Risk-based capital levels which may expose the Company to additional regulatory restrictions.

The capital that we are required to maintain for regulatory purposes is impacted by, among other factors, the securities ratings. Therefore, ratings downgrades on our securities may have a material adverse effect on our risk-based regulatory capital levels.

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

We may not have sufficient pre-tax net income in future periods to fully realize the benefits of our net deferred tax assets. Based on future pre-tax net income projections and the planned execution of existing tax planning strategies, we believe that it is more likely than not that we will fully realize the benefits of our net deferred tax assets. However, our current assessment is based on assumptions and judgments that may or may not reflect actual future results.

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

We operate in a highly regulated environment, and are subject to changes, which could increase our cost structure or have other negative impacts on our operations. The banking industry is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. Specifically, the Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in the elimination of the Office of Thrift Supervision, tightening of capital standards, and the creation of the new Consumer Financial Protection Bureau and has resulted, or will result, in new laws, regulations and regulatory supervisors that are expected to increase our cost of operations. In addition, the change to the Office of the Comptroller of the Currency (“OCC”) as our primary regulator may result in interpretations different than those of the Office of Thrift Supervision. The OCC is now the primary regulator of the Bank, and the Federal Reserve Bank is the primary regulator of the Company. In addition to its regulatory powers, the OCC also has significant enforcement authority that it can use to address banking practices that it believes to be unsafe and unsound, violations of laws, and capital and operational deficiencies. Regulation includes, among other things, capital and reserve requirements, permissible investments and lines of business, dividend limitations, limitations on products and services offered, loan limits, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the Deposit Insurance Fund, our depositors and the public, rather than our stockholders. We are also subject to regulation by the SEC. Failure to comply with applicable laws, regulations or policies could result in sanction by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, consolidated financial condition and results of operations. In addition, any change in government regulation could have a material adverse effect on our business.

As described in Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Capital Resources”, each of Citizens Community Bancorp, Inc. and Citizens Community Federal are subject to a Memorandum of Understanding with the OCC, (formerly the OTS) which contains certain restrictions on our operations.

We are subject to increases in FDIC insurance premiums and special assessments by the FDIC, which will adversely affect our earnings. During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, in part, permanently raised the current standard maximum deposit insurance amount to $250,000 per customer (up from $100,000). On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. These programs have placed additional stress on the Deposit Insurance Fund. In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of the insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If additional bank or financial institution failures continue or increase, or if the cost of resolving prior failures exceeds expectations, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.

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

Our internal controls and procedures may fail or be circumvented. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Any (a) failure or circumvention of our controls and procedures, (b) failure to adequately address existing internal control deficiencies, or (c) failure to comply with regulations related to controls and procedures could have a material effect on our business, consolidated financial condition and results of operations. See Item 9A “Controls and Procedures” for further discussion of internal controls.

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

We continually encounter technological change. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by new or modified products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 4,740,238 shares of our common stock held by nonaffiliates as of December 21, 2011. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2011
Location	Leased	Date	(in thousands)

ADMINISTRATIVE OFFICES:
2174 EastRidge Center Eau Claire, WI 54701	Lease	April 30, 2012

BRANCH OFFICES
Appleton Branch (4) 3701 E Calumet Street Appleton, WI 54915	Lease	January 31, 2014

Black River Falls Branch (4) 611 Highway 54 East Black River Falls, WI 54615	Lease	January 31, 2014

Chippewa Falls Branch (2) 427 W Prairie View Road Chippewa Falls, WI 54729	Owned	N/A	$316

Chippewa Falls Branch (4) 2786 Commercial Boulevard Chippewa Falls, WI 54729	Lease	January 31, 2016

Eastside Branch (3) 1028 N Hillcrest Parkway Altoona, WI 54720	Owned	N/A	$281

Gordy’s County Market (3) 3310 E Hamilton Ave Eau Claire, WI 54701	Lease	October 4, 2015

Fairfax Branch 219 Fairfax Street Altoona, WI 54720	Owned	N/A	$729

Fond du Lac Branch (4) 377 N Rolling Meadows Dr Fond du Lac, WI 54936	Lease	January 31, 2014

Mondovi Branch 695 E Main Street Mondovi, WI 54755	Lease	June 30, 2016

Oshkosh Branch (4) 351 S Washburn Street Oshkosh, WI 54904	Lease	January 31, 2014

ITEM 2. DESCRIPTION OF PROPERTIES (CONTINUED)

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2011
Location	Leased	Date	(in thousands)

Rice Lake Branch (4) 2501 West Avenue Rice Lake, WI 54868	Lease	May 10, 2013

Westside Branch 2125 Cameron Street Eau Claire, WI 54703	Owned	N/A	$260

Wisconsin Dells Branch (4) 130 Commerce Street Wisconsin Dells, WI 53965	Lease	January 31, 2014

Lake Orion Branch (1) 688 S. LaPeer Road Lake Orion, MI 48362	Lease	February 28, 2012

Rochester Hills Branch 310 W Tienken Road Rochester Hills, MI 48306	Owned	N/A	$349

Brooklyn Park Branch (4) 8000 Lakeland Avenue Brooklyn Park, MN 55445	Lease	January 31, 2014

Faribault Branch (4) 150 Western Avenue Faribault, MN 55021	Lease	January 31, 2014

Hutchinson Branch (4) 1300 Trunk Highway 15 S Hutchinson, MN 55350	Lease	January 31, 2014

Mankato Branch 1901 Madison Ave East, Suite 410 Mankato, MN 56001	Lease	May 1, 2016

Oakdale Branch 7035 10th Street North Oakdale, MN 55128	Lease	September 30, 2014

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2011
Location	Leased	Date	(in thousands)

Red Wing Branch (4) 295 Tyler Road S Red Wing, MN 55066	Lease	March 3, 2013

Winona Branch (4) 955 Frontenac Drive Winona, MN 55987	Lease	January 31, 2014

Menomonie Branch (4) 180 Cedar Falls Road Menomonie, WI 54751	Lease	March 3, 2014

Neenah Branch (4) 1155 Winneconne Avenue Neenah, WI 54956	Lease	April 21, 2014

Wisconsin Rapids Branch (4) 4331 8th Street S. Wisconsin Rapids, WI 54494	Lease	May 26, 2014

Shawano Branch (4) 1244 E Green Bay Street Shawano, WI 54166	Lease	June 9, 2014

Oak Park Heights Branch (4) 5815 Norell Avenue Oak Park Heights, MN 55082	Lease	January 31, 2015

Plover Branch (4) 250 Crossroads Drive Plover, WI 54467	Lease	January 31, 2015

(1) Effective March 1, 2007, Citizens Community Federal has a right to cancel this lease, with the cancellation to take effect 90 days after it exercises the right to cancel.

(2) Effective September 30, 2010, the Chippewa Falls branch was moved from 427 W Prairie View Road to a branch office located within the WalMart at 2786 Commercial Blvd. The building located at 427 W Prairie View Road, Chippewa Falls, Wisconsin was sold in November, 2011.

(3)Effective October 4, 2010, the Eastside branch was moved from 1028 N Hillcrest Parkway, Altoona, Wisconsin to a branch office located within Gordy’s County Market at 3310 E Hamilton Ave, Eau Claire, Wisconsin with a lessee option to extend the lease up to two five-year periods, each at predetermined rent rates. The building located at 1028 N Hillcrest Parkway, Altoona, Wisconsin was sold in October 2011.

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

On September 27, 2010, Mr. Cooley filed a lawsuit in the Eau Claire County Circuit court against the Company and the Bank and individual directors thereof, seeking damages for breach of employment contract, violation of public policy in the State of Wisconsin, defamation of character and intentional infliction of emotional distress. On December 7, 2011, the defamation of character and intentional infliction of emotional distress claims were dismissed.

Management believes that the aforementioned remaining claims are without merit. The Company intends to vigorously defend against the claims, although no assurances can be given regarding the outcome of this matter.

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

	High	Low	Cash dividends per share

Fiscal 2011
First Quarter (three months ended December 31, 2010)	$4.50	$3.51	$-
Second Quarter (three months ended March 31, 2011)	$5.70	$3.80	$-
Third Quarter (three months ended June 30, 2011)	$5.85	$4.81	$-
Fourth Quarter (three months ended September 30, 2011)	$6.77	$4.86	$-
Fiscal 2010
First Quarter (three months ended December 31, 2009)	$4.64	$3.01	$-
Second Quarter (three months ended March 31, 2010)	$4.83	$3.35	$-
Third Quarter (three months ended June 30, 2010)	$5.30	$3.71	$-
Fourth Quarter (three months ended September 30, 2010)	$4.49	$3.51	$-

The closing price per share of Citizens Community Bancorp, Inc. common stock on September 30, 2011 was $5.00.

We had approximately 451 stockholders of record at December 21, 2011. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.

The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. In determining the payment of cash dividends, our Board of Directors considers the earnings, capital and debt servicing requirements, financial ratio guidelines of our regulators, our financial condition and other relevant factors.

Through our fiscal year 2009, cash dividends on our common stock had historically been paid on a quarterly basis. No cash dividends were declared in our 2011 or 2010 fiscal years, compared to total dividends of $0.20 per share in our 2009 fiscal year. In December 2009, the OTS restricted our ability to declare and pay dividends indefinitely due to a reduction in our regulatory capital levels resulting from our financial results for our 2009 fiscal year. There is no assurance if or when we will be allowed to pay additional dividends, or in what amounts.

ITEM 6. SELECTED FINANCIAL DATA

	$00,00000	$00,00000	$00,00000	$00,00000	$00,00000
	Year ended September 30,
	(dollars in thousands, except per share data)
	2011	2010	2009	2008	2007

Selected Results of Operations Data:
Interest income	$29,764	$32,759	$30,940	$26,734	$19,346
Interest expense	8,913	11,579	14,688	14,139	8,889

Net interest income	20,851	21,180	16,252	12,595	10,457
Provision for loan losses	5,864	6,901	1,369	721	470

Net interest income after provision for loan losses	14,987	14,279	14,883	11,874	9,987
Fees and service charges	1,913	1,876	1,640	1,352	1,262
Net impairment losses recognized in earnings	(570)	(2,261)	(7,236)	-	-
Net gain on sale of available for sale securities	659	-	-	-	-
Goodwill impairment	-	(5,593)	-	-	-
Other non-interest income	125	227	366	357	464

Non-interest income (loss)	2,127	(5,751)	(5,230)	1,709	1,726

Non-interest expense	16,784	16,574	14,925	11,101	10,522

Income (loss) before provision (benefit) for income taxes	330	(8,046)	(5,272)	2,482	1,191
Income tax provision (benefit)	137	(955)	(2,089)	1,008	448

Net income (loss	$193	$(7,091)	$(3,183)	$1,474	$743

Per Share Data: (1)
Net income (loss) per share (basic) (1)	$0.04	$(1.39)	$(0.59)	$0.24	$0.11
Net income (loss) per share (diluted) (1)	$0.04	$(1.39)	$(0.59)	$0.24	$0.11
Cash dividends per common share	$-	$-	$0.20	$0.20	$0.20
Book value per share at end of period	$10.30	$9.75	$10.12	$11.00	$10.98

CITIZENS COMMUNITY BANCORP, INC.

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

	Year ended September 30,
	(dollars in thousands, except per share data)
	2011	2010	2009	2008	2007

Selected Financial Condition Data:
Total assets	536,557	594,365	575,406	480,036	386,113
Securities available for sale	44,338	41,708	56,215	61,776	39,592
Total loans (net of unearned income)	431,746	456,232	442,470	369,710	320,953
Total deposits	448,973	476,302	409,311	297,243	207,734
Short-term borrowings (2)	16,000	33,800	42,605	23,395	60,696
Other borrowings (2)	14,400	64,200	106,805	110,245	96,446
Total shareholders’ equity	52,888	49,877	55,365	68,476	78,149

Performance Ratios:
Return on average assets	0.03%	(1.21%)	(0.60%)	0.34%	0.22%
Return on average total shareholders’ equity	0.38%	(13.48%)	(5.18%)	2.00%	1.09%
Net interest margin (3)	3.77%	3.84%	3.28%	3.02%	3.77%
Net interest spread (3)
Average during period	3.64%	3.70%	2.98%	2.44%	3.07%
End of period	4.09%	4.39%	3.53%	3.31%	3.05%
Net overhead ratio (4)	2.59%	3.82%	3.82%	2.17%	2.63%
Average loan-to-average deposit ratio	95.97%	105.32%	116.97%	137.7%	144.65%
Average interest-bearing assets to average interest- bearing liabilities	1.08%	1.07%	1.10%	1.17%	1.24%
Efficiency ratio (5)	71.28%	71.18%	81.74%	77.61%	86.37%

Asset Quality Ratios:
Non-performing loans to total loans (6)	1.02%	1.11%	1.31%	0.88%	0.47%
Allowance for loan losses to:
Total loans (net of unearned income)	1.13%	0.91%	0.44%	0.32%	0.29%
Non-performing loans	111.32%	81.53%	33.25%	36.62%	60.92%
Net charge-offs to average loans	1.15%	1.03%	0.16%	0.13%	0.13%
Non-performing assets to total assets	1.07%	0.93%	1.12%	0.68%	0.43%

Capital Ratios:
Shareholders’ equity to assets (7)	9.86%	8.39%	9.62%	14.26%	20.24%
Average equity to average assets (7)	9.09%	9.00%	11.82%	17.04%	21.42%
Tier 1 capital (leverage ratio) (8)	10.1%	8.9%	8.9%	9.6%	11.5%
Total risk-based capital (8)	14.1%	11.0%	9.6%	15.3%	18.0%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.
(2)	Consists of Federal Home Loan Bank term notes.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets, and net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net overhead ratio represents the difference between non-interest expense and non-interest income, divided by average assets.
(5)	Efficiency ratio represents non-interest expense, divided by the sum of net interest income and non-interest income, excluding impairment losses from OTTI and Goodwill.
(6)	Non-performing loans consist of nonaccrual loans 91+ days past due. Non-performing assets consist of non-performing loans plus other real estate owned plus other collateral owned.
(7)	Presented on a consolidated basis.
(8)	Presented on a Bank (i.e. regulatory) basis.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition and results of operations that should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis. Years refer to the Company’s fiscal years ended September 30, 2011 and 2010.

PERFORMANCE SUMMARY

The following is a brief summary of some of the factors that affected our operating results in 2011. See the remainder of this section for a more thorough discussion. We reported net income of $193 for the year ended September 30, 2011, compared to a net loss of $7,091 for the year ended September 30, 2010. Both basic and diluted income (losses) per share were $0.04 for 2011 compared to ($1.39) for the year ended September 30, 2010. Return on average assets for the year ended September 30, 2011 was 0.03%, compared to (1.21%) for the year ended September 30, 2010. The return on average equity was 0.38% for 2011 and (13.48%) for 2010. No cash dividends were declared in 2011 or 2010.

Key factors behind these results were:

•

Net interest income and net interest margin both decreased slightly in 2011, primarily due to two factors; (a) remaining higher rate FHLB borrowings and reduced interest income from the corresponding non-agency MBS for which such advances were obtained to fund, and (b) the continued low interest rate environment that has had an adverse affect on loan interest income.

•

Net interest income was $20,851 for 2011, a decrease of $329, or 1.55% from $21,180 for 2010. Interest income decreased to $29,764 from $32,759, or 9.14% from 2010 to 2011. Meanwhile, interest expense of $8,913 during 2011 decreased from $11,579, or 23.02% during 2010.

•

The net interest margin for 2011 was 3.77% compared to 3.84% for 2010. The 7 basis point (“bp”) decrease resulted primarily from a 6 bp decrease in interest rate spread caused by a 56 bp decrease in the return on interest earning assets, which was partially offset by a 50 bp decrease in the cost in interest-bearing liabilities. Yield on loans decreased 25 bps and average rates paid on deposits decreased 45 bps during these two periods. However, yields on available for sale securities decreased 265 bps year over year.

•

Loan charge-offs increased from a year ago. Net charge-offs were $5,111 for 2011, an increase of $430, or 9.19%, compared to $4,681 for 2010. However, non-performing loans decreased from $5,084 to $4,400, a $684 or 1.34% decrease from 2010 to 2011. Net loan charge-offs represented 1.15% of average loans outstanding in 2011, compared to 1.03% in 2010.

•

Non-interest income (loss), which includes valuation losses, was $2,127 for 2011, and ($5,751) for 2010. OTTI losses on securities decreased from ($2,261) in 2010 to ($570) in 2011. We realized $659 of net gains on sale of available for sale securities in 2011. We had no such gains in 2010. Also, in 2010, we recorded impairment losses for the entire $5,593 balance of our goodwill.

•

Non-interest expense was $16,784 for 2011, an increase of $210 over 2010, due primarily to increases in compensation and litigation expenses offset by a $582 reduction in losses on sale of foreclosed and repossessed collateral.

•	We recognized tax provision of $137 for 2011, and tax benefit of $955 for 2010.
•

Total loans were $431,746 at September 30, 2011, a decrease of $24,486, or 5.37% from their levels at September 30, 2010. Total deposits were $448,973 as of September 30, 2011, compared to $476,302 at September 30, 2010, a decrease of $27,329, or 5.74% from their levels at September 30, 2010.

CRITICAL ACCOUNTING POLICIES

In the course of our normal business activity, management must select and apply many accounting policies and methodologies that are the basis for the financial results presented in our consolidated financial statements. Some of these policies are more critical than others. Below is a discussion of our critical accounting policies.

Allowance for Loan Losses.

We maintain an allowance for loan losses to absorb probable incurred loss in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in our loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in the loan portfolio, historical loss experience, current adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). The Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory expectations. However, based on periodic examinations by regulators and unforeseen changes in the factors affecting the Company’s estimates, the amount of allowance for loan losses recorded during a particular period may be adjusted.

Our determination of the allowance for loan losses is based on (1) specific allowances for specifically identified and evaluated impaired loans and their corresponding estimated loss based on likelihood of default, payment history, and the net realizable value of underlying collateral; and (2) a general allowance on loans not specifically identified in (1) above, based on historical loss ratios which are adjusted for qualitative and general economic factors. We continue to refine our allowance for loan losses methodology, with an increased emphasis on historical performance adjusted for applicable economic and qualitative factors.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including estimating the amount and timing of future cash flows expected to be received on impaired loans, any of which estimates may be susceptible to significant change. In our opinion, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolio.

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

We monitor our portfolio investments on an on-going basis and we periodically obtain an independent valuation of our non-agency residential mortgage-backed securities to determine if any other-than-temporary impairment exists on these securities. This analysis is utilized to ascertain whether any decline in market value is other-than-temporary. In determining whether an impairment is other-than-temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer including investment downgrades by rating agencies and economic conditions within the issuer’s industry, whether it is more likely than not that we will be required to sell the security before there would be a recovery in value, and credit performance of the underlying collateral backing the securities, including delinquency rates, cumulative losses to date, and prepayment speed.

The independent valuation process includes:

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

Foreclosed and Repossessed Properties.

Foreclosed and repossessed properties acquired through or in lieu of loan foreclosures or repossessions are initially recorded at the lower of carrying cost or fair value, less estimated costs to sell, which establishes a new cost basis. Fair value is determined using a market valuation determined by third party appraisals or broker estimates. If fair value declines subsequent to foreclosure, a write-down is recorded through expense based on an updated third party appraisal less estimated selling costs.

Income Taxes.

Amounts provided for income tax expenses are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and if necessary, tax planning strategies in making this assessment.

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings.

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

Other intangibles consist primarily of core deposit intangibles resulting from several bank acquisitions. Core deposit intangibles are recorded as an asset on our consolidated balance sheets, and are amortized on a straight-line basis, over their estimated remaining useful lives, which were initially determined at the time of acquisition, and reviewed annually as part of our impairment analysis. See Note 1; “Nature of Business and Significant Accounting Policies” and Note 6; “Goodwill and Intangible Assets” to our consolidated financial statements for further discussion of the factors that are considered in testing for goodwill impairment.

STATEMENT OF OPERATIONS ANALYSIS

2011 compared to 2010

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

Net interest income was $20,851 for 2011, compared to $21,180 for 2010. The net interest margin for 2011 was 3.77% compared to 3.84% for 2010. The 7 bp decrease in net interest margin was attributable to a 6 bp decrease in interest rate spread resulting from a 56 bp decline in return on interest-earning assets, which was partially offset by a 50 bp decrease in the cost of interest-bearing liabilities during 2011. Prevailing market interest rates remained lower in 2011 than in other recent years. As a result, on average both our interest earning assets and interest bearing liabilities were repriced at lower interest rates during 2011.

As shown in the rate/volume analysis below, negative volume changes resulted in $121 increase in net interest income in 2011. Loan volume decreases were attributable to more strict loan underwriting practices along with decreased loan demand. Deposit volume decreases were due primarily to pay downs of FHLB borrowings. The increase and changes in the composition of interest earning assets resulted in a $2,995 decrease in interest income for 2011, partially offset by a $2,666 decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on interest earning assets decreased interest income by $2,348, but were partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $1,898, for a net impact of a $450 decrease due to changes in interest rates.

For 2011, the yield on interest-earning assets declined to 5.38% from 5.94% for 2010. This was caused, primarily by a decrease of 25 bp in the loan yield and a 265 bp decline in the yield on securities. The average loan yield was 6.29% in 2011 and 6.54% in 2010, respectively. Competitive pricing on new and refinanced loans, tightened credit underwriting standards, as well as increased prepayments due to the current low rate environment, all contributed to reduced loan yields in 2011. Yields on securities decreased due to increases in holdings of lower risk and lower yielding securities, as well as (1) volatility in prepayments, (2) collateral credit defaults, and (3) the non-performing status of several of our remaining non-agency MBS holdings.

For 2011, the cost of interest-bearing liabilities decreased 50 bps from 2.24% in 2010, to 1.74%, resulting, in part, from a continuing decrease in interest rates, generally, in 2011. The combined average cost of interest-bearing deposits was 1.50%, down 45 bp from 2010, primarily resulting from the continued low short-term interest rate environment during 2011. We continue to incur interest expense at higher interest rates on our FHLB borrowings than our core deposits. The relatively longer term FHLB borrowings were originally entered into to fund the purchase of our non-agency MBS portfolio with higher anticipated yields. Due to credit deterioration, prepayments and OTTI, the higher yields anticipated with the MBS purchases in 2007 and 2008 were not realized. Thus, the higher rate FHLB borrowings continue to reduce our overall net interest income and net interest margin.

We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. However continued low interest rates will enable us to experience a favorable interest rate margin.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at September 30 for each of the fiscal years shown below. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.

Average earning assets were $553,601 in 2011 compared to $551,739 in 2010. Average loans outstanding decreased to $441,308 in 2011 from $452,696 in 2010. Average loans to average total assets increased to 78.04% in 2011 from 77.40% in 2010. Interest income on loans decreased $1,849, of which $733 related to the decrease in average outstanding balances and a $1,116 related to a reduction in interest income due to lower yields on such loans. Decreases in loans outstanding in 2011 were the result of more strict underwriting practices and decreased overall loan demand. Reduced overall asset balances improve the Bank’s regulatory capital ratios. Balances of securities increased $297 on average. Interest income on securities increased $19 from volume changes and decreased $1,291 from the impact of the rate environment, for a combined $1,272 decrease in interest income on securities in our investment portfolio.

Average interest-bearing liabilities decreased $4,997 in 2011 from 2010 levels, while net free funds (the total of accrued expenses, other liabilities and stockholders’ equity less non-interest earning assets) increased $3,287. The decrease in average interest-bearing liabilities is primarily due to decreases in outstanding FHLB borrowings. The increase in net free funds is primarily due to an increase in non-interest earning assets. Average non-interest earning assets increased $4,340 or 17.60%. Average interest-bearing deposits increased $40,934, or 9.52% to $470,767. Interest expense on interest-bearing deposits increased $859 during 2011 from the volume and mix changes and decreased $2,188 from the impact of the rate environment, resulting in an aggregate decrease of $1,329 in interest expense on interest-bearing deposits.

	Year ended September 30, 2011			Year ended September 30, 2010			Year ended September 30, 2009
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate

Average interest-earning assets:
Cash and cash equivalents	$52,109	$112	0.21%	$43,941	$21	0.05%	$23,769	$27	0.11%
Loans	441,308	27,761	6.29%	$452,696	$29,610	6.54%	$404,335	$27,007	6.68%
Interest-bearing deposits	5,645	43	0.76%	$665	$12	1.80%	$3,894	$119	3.06%
Securities available for sale	48,752	1,844	3.78%	$48,455	$3,116	6.43%	$57,995	$3,787	6.53%
FHLB stock	5,787	4	0.07%	$5,982	$-	0.00%	$5,865	$-	0.00%

Total interest earning assets	$553,601	$29,764	5.38%	$551,739	$32,759	5.94%	$495,857	$30,940	6.24%

Average interest-bearing liabilities:
Savings Accounts	$25,410	$36	0.14%	$25,812	$165	0.64%	$23,162	$192	0.83%
Demand deposits	22,776	8	0.04%	$21,983	$29	0.13%	$19,805	$28	0.14%
Money Market	160,934	1,559	0.97%	$153,045	$2,485	1.62%	$81,922	$1,948	2.38%
CD’s	237,655	4,990	2.10%	$209,723	$5,202	2.48%	$205,291	$7,446	3.63%
IRA’s	23,992	462	1.93%	$19,270	$503	2.61%	$15,487	$544	3.51%

Total deposits	470,767	7,055	1.50%	429,833	8,384	1.95%	345,666	10,158	2.94%

FHLB Advances	42,242	1,858	4.40%	88,173	3,195	3.62%	105,169	4,530	4.31%

Total interest bearing deposits	$513,009	$8,913	1.74%	$518,006	$11,579	2.24%	$450,835	$14,688	3.26%

Net interest income		$20,851			$21,180			$16,252

Interest rate spread			3.64%			3.70%			2.98%

Net interest margin			3.77%			3.84%			3.28%

Average interest-earning assets to average interest-bearing liabilities			1.08			1.07			1.10

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

	Year ended September 30, 2011 v. 2010 Increase (decrease) due to			Year ended September 30, 2010 v. 2009 Increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)	Volume (1)	Rate (1)	Total Increase / (Decrease)

Interest income:
Cash and cash equivalents	$5	$86	$91	$17	$(23)	$(6)
Loans receivable	(733)	(1,116)	(1,849)	$3,174	$(571)	2,603
Interest-bearing deposits	58	(27)	31	$(61)	$(46)	(107)
Securities available for sale	19	(1,291)	(1,272)	$(619)	$(52)	(671)
FHLB stock	4	-	4	$-	$-	-

Total interest earning assets	$(647)	$(2,348)	$(2,995)	$2,511	$(692)	$1,819

Interest expense:
Savings Accounts	$(3)	$(126)	$(129)	$20	$(47)	$(27)
Demand deposits	1	(22)	(21)	$3	$(2)	1
Money Market	122	(1,048)	(926)	$1,372	$(835)	537
CD’s	632	(844)	(212)	$158	$(2,402)	(2,244)
IRA’s	107	(148)	(41)	$118	$(159)	(41)

Total deposits	859	(2,188)	(1,329)	1,671	(3,445)	(1,774)

FHLB Advances	(1,627)	290	(1,337)	$(668)	$(667)	(1,335)

Total interest bearing deposits	(768)	(1,898)	(2,666)	1,003	(4,112)	(3,109)

Net interest income	$121	$(450)	$(329)	$1,508	$3,420	$4,928

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

Net loan charge-offs for the years ended September 30, 2011 and 2010 were $5,111 and $4,681, respectively. Net charge-offs to average loans were 1.15% for 2011 compared to 1.03% for 2010. For 2011, non-performing loans decreased by $684 to $4,400 from $5,084 at September 30, 2010. Refer to the “Risk Management and the Allowance for Loan Losses” section below for more information related to non-performing loans.

We recorded provisions for loan losses of $5,864 and $6,901 for the years ended September 30, 2011 and 2010, respectively. Management believes that the provision taken for the year ended September 30, 2011 is adequate in view of the present condition of the loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could affect the adequacy of our ALL. If there are significant charge-offs against the ALL or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See Note 1 “Allowance for Loan Losses” to our consolidated financial statements in this discussion for further analysis of the provision for loan losses.

Non-Interest Income (loss). The following table reflects the various components of non-interest income (loss) for the years ended September 30, 2011, 2010 and 2009, respectively.

	Twelve months ended			Change:
	September 30,			2011 over	2010 over
	2011	2010	2009	2010	2009

Noninterest Income (loss):
Net gains/(losses) on available-for-sale securities	$89	$(2,261)	$(7,236)	(103.94%)	(68.75%)
Goodwill impairment	-	(5,593)	-	(100.00%)	N/A
Service charges on deposit accounts	1,512	1,514	1,361	(0.13%)	11.24%
Insurance commissions	116	216	355	(46.30%)	(39.15%)
Loan fees and service charges	401	362	279	10.77%	29.75%
Other	9	11	11	(18.18%)	0.00%

Total non-interest income (loss)	$2,127	$(5,751)	$(5,230)	9.96%	(406.03%)

Non-interest income was $2,127 for the year ended September 30, 2011, an increase of $7,878 over the year ended September 30, 2010. During the year ended September 30, 2011, we recorded other-than-temporary impairment (“OTTI”) on available for sale securities of $570, compared to $2,261 of OTTI during the year ended September 30, 2010. Lower OTTI charges resulted from (a) reduced MBS balances due to payoffs and the sale of certain securities, and (b) delays in foreclosures on underlying real estate collateral. Further, net realized gains on sale of available for sale securities were $659 and $0 for the year ended September 30, 2011 and 2010, respectively. Also, in the year ended September 30, 2010, we recorded a charge against earnings for goodwill impairment of $5,593, reflecting the results of management’s annual assessment of the ability to realize the benefits of the business combination that gave rise to such goodwill. Subsequent to this charge, the Company’s goodwill was reduced to an immaterial level.

Non-Interest Expense. The following table reflects the various components of non-interest expense for the years ended September 30, 2011, 2010 and 2009, respectively.

	$000,00000	$000,00000	$000,00000	$000,00000		$000,00000
			Years ended	Change:

			September 30,	2011 over		2010 over

	2011	2010	2009	2010		2009

Non-interest Expense:
Salaries and related benefits	$8,348	$7,797	$7,263	7.07%		7.35%
Occupancy - net	2,546	2,553	2,203	(0.27%	)	15.89%
Office	1,339	1,413	1,515	(5.24%	)	(6.73%)
Data processing	470	308	396	52.60%		(22.22%)
Amortization of core deposit	332	333	333	(0.30%	)	0.00%
Advertising, marketing and public relations	122	173	242	(29.48%	)	(28.51%)
FDIC premium assessment	910	943	962	(3.50%	)	(1.98%)
Professional services	1,354	1,160	728	16.72%		59.34%
Other	1,363	1,894	1,283	(28.04%	)	47.62%

Total noninterest expense	$16,784	$16,574	$14,925	1.27%		11.05%

Noninterest expense / Average assets (annualized)	2.97%	2.83%	2.83%

Non-interest expense increased $210 (1.27%) to $16,784 for the year ended September 30, 2011 compared to $16,574 for the same period in 2010. The non-interest expense to average assets ratio was 2.97% for the year ended September 30, 2011 compared to 2.83% for the same period in 2010.

The increases in salaries and related benefits in 2011 over 2010 were primarily due to implementation of a 4% match on employee contributions to our 401K plan. Increases in professional services costs were primarily the result of increased legal fees incurred in defending litigation initiated by the Company’s former CEO. Decreases in other non-interest expenses were primarily attributable to a $582 reduction in losses on sale of foreclosed and repossessed collateral.

Income Taxes. Income tax provision was $137 for the year ended September 30, 2011, compared to income tax benefit of $955 for the year ended September 30, 2010. The increase in income tax provision resulted primarily from the income tax effects of: (a) income before income taxes of $330 for the year ended September 30, 2011 compared to a loss before income taxes of $8,046 for the same period in 2010 and (b) the aforementioned goodwill impairment losses recorded in the consolidated statement of operations for the year ended September 30, 2010 for which no tax deduction could be realized.

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

BALANCE SHEET ANALYSIS

Loans. Total loans outstanding decreased to $431,746 at September 30, 2011, a 5.37% decrease from September 30, 2010. This follows a 3.11% increase from September 30, 2009 to September 30, 2010. The following table reflects the composition, or mix, of the loan portfolio at September 30, for the last five completed fiscal years:

	2011		2010		2009		2008		2007

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real Estate Loans:
One to four-family first mortages	$268,602	62.2%	$254,821	55.9%	$230,412	52.1%	$193,958	52.5%	$177,281	55.2%
Second mortgages	6,547	1.5%	7,674	1.7%	9,639	2.2%	10,774	2.9%	10,461	3.3%
Multi-family and commercial	190	0.0%	196	0.0%	174	0.0%	180	0.0%	215	0.1%

Total real estate loans	$275,339	63.8%	$262,691	57.6%	$240,225	54.3%	$204,912	55.4%	$187,957	58.6%

Consumer Loans:
Automobile (1)	15,716	3.6%	18,542	4.1%	24,875	5.6%	25,887	7.0%	27,168	8.5%
Other secured personal loans (2)	139,126	32.2%	171,135	37.5%	172,040	38.9%	133,181	36.0%	100,966	31.5%
Unsecured personal loans (3)	2,583	0.6%	4,636	1.0%	5,655	1.3%	5,797	1.6%	4,610	1.4%

Total consumer loans	$157,425	36.5%	$194,313	42.6%	$202,570	45.8%	$164,865	44.6%	$132,744	41.4%

Gross loans	$432,764		$457,004		$442,795		$369,777		$320,701
Net deferred loan costs	$(1,018)	(0.2%)	$(772)	(0.2%)	$(325)	(0.1%)	$(67)	(0.0%)	$252	0.1%

Total loans (net of unearned income)	$431,746	100.0%	$456,232	100.0%	$442,470	100.0%	$369,710	100.0%	$320,953	100.0%

Allowance for loan losses	$(4,898)		$(4,145)		$(1,925)		$(1,192)		$(926)

Total loans receivable, net	$426,848		$452,087		$440,545		$368,518		$320,027

At September 30, 2011, the real estate loans comprised $275,339, or 63.8 percent of total loans. These loans increased $12,648 or 4.8 percent from their balance at September 30, 2010. Residential real estate loans consist of fixed-rate conventional home mortgages and home equity loans. Consumer loans (secured and unsecured) comprised $157,425, or 36.5 percent of total loans as of September 30, 2011. Consumer loans decreased by $36,888, or 19.0% at September 30, 2011 from their 2010 fiscal year balances. Consumer loans consist of short-term installment loans, direct and indirect personal property loans, and other personal loans. Decreases in consumer loans resulted from (a) reduced consumer loan demand, (b) reducing the geographical areas in which we are pursuing indirect consumer loans, and (c) higher charge-off levels. Substantially all of our consumer loans are secured by personal property. Real estate and consumer loan demand, generally, has remained weak throughout 2011, and we anticipate this trend to continue into 2012.

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. Management believes that no significant concentrations exist within our loan portfolio with respect to loan type, geographic location or any other relevant factor. See Note 4, “Loans / Allowance for Loan Losses” of our consolidated financial statements for tables and discussion regarding the composition of our loan portfolio.

The following table sets forth, for our last five completed fiscal years, fixed and adjustable rate loans in our loan portfolio:

	2011		2010		2009		2008		2007		2006

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Fixed Rate Loans:
Real estate
One to four-family first mortages	$266,239	61.7%	$252,268	55.3%	$226,856	51.3%	$189,247	51.2%	$170,127	53.0%	$148,211	57.2%
Second mortgages	5,834	1.4%	7,200	1.6%	9,186	2.1%	10,373	2.8%	9,989	3.1%	8,367	3.2%
Multi-family and commercial	190	0.0%	196	0.0%	174	0.0%	180	0.0%	215	0.1%	240	0.1%

Total fixed rate real estate loans	272,263	63.1%	259,664	56.9%	236,216	53.4%	199,800	54.0%	180,331	56.2%	156,818	60.5%
Consumer loans					202,570		164,865		132,744		93,603

Total fixed rate loans	272,263	63.1%	259,664	56.9%	438,786	99.2%	364,665	98.6%	313,075	97.5%	250,421	96.6%

Adjustable Rate Loans:
Real estate
One to four-family first mortages	2,363	0.5%	2,553	0.6%	3,556	0.8%	4,711	1.3%	7,154	2.2%	8,024	3.1%
Second mortgages	713	0.2%	474	0.1%	453	0.1%	401	0.1%	472	0.1%	794	0.3%
Multi-family and commercial	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%

Total adjustable rate real estate loans	3,076	0.7%	3,027	0.7%	4,009	0.9%	5,112	1.4%	7,626	2.4%	8,818	3.4%
Consumer loans	157,425		194,313		-		-		-		-

Total adjustable rate loans	160,501	37.2%	197,340	43.3%	4,009	0.9%	5,112	1.4%	7,626	2.4%	8,818	3.4%

Gross loans	432,764		457,004		442,795		369,777		320,701		259,239
Net deferred loan costs	(1,018)	(0.2%)	(772)	(0.2%)	(325)	(0.1%)	(67)	(0.0%)	252	0.1%	63	0.0%

Total loans (net of unearned income)	431,746	100.0%	456,232	100.0%	442,470	100.0%	369,710	100.0%	320,953	100.0%	259,302	100.0%

Allowance for loan losses	(4,898)		(4,145)		(1,925)		(1,192)		(926)		(835)

Total loans receivable, net	$426,848		$452,087		$440,545		$368,518		$320,027		$258,467

Loans and their contractual maturities for the years presented are as follows:

	Real Estate						Consumer

	One to Four-Family First Mortgage (1)		Second Mortgage		Multi-Family and Commercial		Automobile		Secured Personal		Unsecured Personal		Total

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2012 (2)	$5,503	2.78%	$1,303	6.90%	$-	-	$1,235	8.53%	$2,705	5.20%	$1,338	13.85%	$12,084	5.58%
2013	880	2.37%	722	7.95%	28	3.25%	3,054	8.86%	5,273	8.34%	361	9.53%	10,318	7.99%
2014	650	4.02%	808	8.14%	-	-	6,229	7.87%	11,330	8.46%	648	9.11%	19,665	8.13%
2015-2016	2,627	4.68%	1,729	8.24%	133	6.00%	4,813	6.39%	23,234	8.02%	165	8.45%	32,701	7.52%
2017-2018	5,008	5.11%	816	8.69%	29	6.75%	296	6.14%	20,474	8.07%	8	7.99%	26,631	7.51%
2019-2033	103,255	4.77%	816	7.72%	-	-	89	8.49%	76,110	8.06%	63	8.54%	180,333	6.18%
2034 and after	150,679	5.56%	353	5.98%	-	-	-	-	-	-	-	-	151,032	5.56%

	$268,602	5.17%	$6,547	7.80%	$190	5.71%	$15,716	7.64%	$139,126	8.04%	$2,583	11.56%	$432,764	6.26%

(1)	Includes $236.8 million of loans with a payable-on-demand clause.
(2)	Includes home equity lines of credit, credit card loans, loans having no stated maturity and overdraft loans.

Our management believes that the critical factors in the overall management of credit or loan quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, allowance to provide for incurred loan losses, and reasonable non-accrual and charge-off policies.

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

The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered troubled debt restructurings (“TDRs”). See Note 3 “Loans/Allowance for Loan Losses” of our consolidated financial statements for information on what we consider to be a TDR. With respect to TDRs and in compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the estimated cost of disposal. At September 30, 2011, we have 97 such loans, the majority of these loans are secured by real estate or personal property. Their aggregate book value is $6,662 as of September 30, 2011. The total of the difference between book value and fair value on individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $644 as of September 30, 2011.

	$000,000	$000,000	$000,000	$000,000	$000,000
	Quarters ended
	9/30/11	6/30/11	3/31/11	12/31/10	9/30/10

Component 1 - Specific credit allocation	$644	696	707	635	$734
Component 2 - General and unallocated allowance	4,254	3,959	3,797	3,777	3,411

Allowance for loan losses	$4,898	$4,655	$4,504	$4,412	$4,145

At September 30, 2011, the allowance for loan losses was $4,898, or 1.13% of the total loan portfolio, compared to allowance for loan losses of $4,145, or 0.91% of the total loan portfolio at September 30, 2010. This level was based on our analysis of the loan portfolio risk at September 30, 2011, as discussed above.

All of the factors we take into account in determining the ALL in general categories are subject to change; thus the allocations are our best estimate of the loan loss categories in which the probable loss has occurred. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The unallocated portion of the ALL is intended to account for minor imprecision in the estimation process. In addition, management continues to refine the ALL estimation process as new information becomes available.

The following table identifies the various components of non-performing assets as of the dates indicated below:

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	September 30,
	2011	2010	2009	2008	2007

Nonperforming assets:
Nonaccrual loans	$4,400	$5,084	$5,789	$3,255	$1,520
Accruing loans past due 90 days or more	-	-	-	-	-

Total nonperforming loans (“NPLs”)	4,400	5,084	5,789	3,255	1,520
Other real estate owned	1,153	372	562	-	94
Other collateral owned	207	76	74	-	29

Total nonperforming assets (“NPAs”)	$5,760	$5,532	$6,425	$3,255	$1,643

Average outstanding loan balance	$443,989	$452,696	$404,335	$344,654	$285,668

Loans, end of year	431,746	456,232	442,470	369,710	320,953

Total assets, end of year	536,557	594,365	575,406	480,036	386,113

ALL, at beginning of year	4,145	1,925	1,192	926	835

Loans charged off:
Real estate loans	(2,476)	(1,168)	(40)	(44)	(83)
Consumer loans	(2,882)	(3,608)	(633)	(448)	(330)

Total loans charged off	(5,358)	(4,776)	(673)	(492)	(413)

Recoveries of loans previously charged off:
Real estate loans	46	44	1	-	-
Consumer loans	201	51	36	37	34

Total recoveries of loans previously charged off:	247	95	37	37	34

Net loans charged off (“NCOs”)	(5,111)	(4,681)	(636)	(455)	(379)

Additions to ALL via provision for loan losses charged to operations	5,864	6,901	1,369	721	470

ALL, at end of year	$4,898	$4,145	$1,925	$1,192	$926

Ratios:
ALL to NCOs	0.96	0.89	3.03	2.62	2.44
NCOs to average loans	1.15%	1.03%	0.16%	0.13%	0.13%
ALL to total loans	1.13%	0.91%	0.44%	0.32%	0.29%
NPLs to total loans	1.02%	1.11%	1.31%	0.88%	0.47%
NPAs to total assets	1.07%	0.93%	1.12%	0.68%	0.43%

As the table above indicates, the ALL at September 30, 2011 was $4,898 compared with $4,145 at year-end 2010. Loans decreased 5.4% in 2011, while the allowance as a percent of total loans increased to 1.13% from 0.91% at year-end 2010. Net real estate loan charge-offs represented 47.6% of the total net charge-offs, and consumer loan charge-offs represented 52.4% of the total net-charge-offs. Net loan charge-offs were at higher levels in 2011 due to (a) 2011 being the first full year under more uniform and aggressive loan charge-off and collection practices, and (b) continued deterioration in both the real estate and consumer loan portfolios resulting from the prolonged general economic downturn, resulting in loan charge-offs above historical levels. The ALL, as a percentage of total loans, increased in 2011 as a result of management’s decision to record provision for loan losses in excess of current net loan charge-off levels during the year ended September 30, 2011. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

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

Non-performing loans decreased $684 (13.45%) during the year ended September 30, 2011 from their balances at 2010 fiscal year end. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.

Our non-performing assets were $5,760 at September 30, 2011, or 1.07% of total assets. This represented an increase from $5,532, or 0.93% of total assets, at September 30, 2010. The increase since September 30, 2010 was primarily due to increases in other real estate owned and other collateral owned, which is comprised of foreclosed collateral assets held by the Bank until sold.

Other real estate owned (REO) increased by $781 and other collateral owned increased by $131 during the year ended September 30, 2011 from their balances as of September 30, 2010. The increase in other REO is due to an increase in foreclosed properties.

Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test imposed by our primary regulator, the OCC.

Our total investment portfolio was $44,338 at September 30, 2011 compared with $41,708 at September 30, 2010. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and in early 2008 and are generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase. Since the time of purchase, $12,918 was downgraded from investment grade to below investment grade. This represents the entire remaining September 30, 2011 book value of the non-agency residential MBS portfolio. The market for these securities remains highly volatile in response to uncertainty and illiquidity in the financial markets and a general deterioration in economic conditions. Taking into consideration these developments, we have determined that it is likely we will not collect all amounts due according to the contractual terms of these securities.

During 2011, the Bank sold 14 agency and 10 non-agency mortgage-backed securities (“MBS”) with an aggregate book value of $57,772, resulting in a net realized gain of $659. The sales were executed in order to (a) take advantage of current favorable market prices to minimize realized losses on certain non-agency MBS, (b) reduce the Bank’s exposure to credit risk within its non-agency MBS portfolio, and (c) improve the Bank’s risk-based capital position by eliminating certain MBS securities which represented higher risk-weighted assets for regulatory capital computation purposes. From the date of their purchase until the date of their sale, the Bank had previously recognized $4,861 of other-than-temporary impairment in earnings on the aforementioned 10 non-

agency mortgage-backed securities. Management intends to continue monitoring opportunities to liquidate the remaining six non-agency mortgage-backed securities, should market conditions present opportunities that would improve the Banks securities portfolio risk profile and regulatory risk-based capital while realizing selling prices at or near the Bank’s adjusted book value in these securities.

The results of our quarterly analyses indicated other-than-temporary impairment (“OTTI”) totaling $1,177 for the year ended September 30, 2011, compared to $5,770 for the year ended September 30, 2010. The credit related component of OTTI, which required charges to earnings were $620 for the year ended September 30, 2011, compared to $2,276 for the year ended September 30, 2010. Additionally, we reduced other comprehensive income (before tax), a component of stockholders’ equity, by $607, and $3,509 in 2011 and 2010, respectively, for the portion of OTTI attributable to non-credit related factors such as market volatility. Lower OTTI charges for the year ended September 30, 2011 resulted from (a) reduced MBS balances due to payoffs and the sale of certain securities, and (b) delays in foreclosures on underlying real estate collateral.

The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

$0,000,000
September 30, 2010, balance of OTTI related to credit losses	$9,497
Credit portion of OTTI recognized during the year ended September 30, 2011	620
Cash payments received on a security in exccess of the security’s book value adjusted for previously recognized credit portion of OTTI	(50)
Credit portion of OTTI previously recognized on a security in default	(2,798)
Credit portion of OTTI previously recognized on securities sold during the period	(4,861)

September 30, 2011, balance of OTTI related to credit losses	$2,408

We believe that the remaining fair value of our non-agency MBS portfolio, totaling $9,143 remains subject to numerous factors outside of our control and future quarterly evaluations of fair value could result in additional OTTI losses.

On September 30, 2011, all six securities included in our non-agency residential MBS have unrealized losses currently included in accumulated other comprehensive income. These losses represent a 29.2 percent decline in value in comparison to our remaining amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

The amortized cost and market values of our available-for-sale securities as of the periods indicated below were as follows:

	$0,000,000	$0,000,000
	Amortized Cost	Fair Value

September 30, 2011
Floating Rate Agency Bonds	$25,215	$25,212
Residential Agency MBS	9,719	9,983
Residential Non-agency MBS	12,918	9,143

Totals	$47,852	$44,338

September 30, 2010
Residential Agency MBS	$16,240	$16,709
Residential Non-agency MBS	33,772	24,999

Totals	$50,012	$41,708

The following tables show the fair value and gross unrealized losses of securities with unrealized losses at September 30, 2011 and 2010, respectively, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2011:
Floating Rate Agency Bonds	$13,561	$27	$-	$-	$13,561	$27
Residential Agency MBS	-	-	-	-	-	-
Residential Non-agency MBS	-	-	9,143	3,775	9,143	3,775

Total Securities	$13,561	$27	$9,143	$3,775	$22,704	$3,802

September 30, 2010:
Floating Rate Agency Bonds	$-	$-	$-	$-	$-	$-
Residential Agency MBS	-	-			-	-
Residential Non-agency MBS	-	-	24,999	8,773	24,999	8,773

Total Securities	$-	$-	$24,999	$8,773	$24,999	$8,773

As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of September 30, 2011, we held $9,143 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.

The composition of our available-for-sale portfolio by credit rating as of the periods indicated was as follows:

	$000,000	$000,000	$000,000	$000,000
	September 30,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Agency	$34,934	$35,195	$16,240	$16,709
AAA	-	-	4,514	4,380
A	-	-	6,041	5,444
BBB	-	-
Below investment grade	12,918	9,143	23,217	15,175

Total	$47,852	$44,338	$50,012	$41,708

Utilizing a third party firm, we obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis. Our management and Board of Directors review the results of this independent valuation and considers additional testing to determine if additional write-downs of the MBS portfolio are warranted.

The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of September 30, 2011, there were no borrowings outstanding on the Federal Reserve line of credit.

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

We have other intangibles of $483, comprised of core deposit intangible assets arising from various acquisitions from 2002 through 2008. Amortization expense, calculated on a straight line basis, was $332 and $333 for each of the years ended September 30, 2011 and 2010, respectively. Annually, we assess the reasonableness of the remaining useful life assumptions assigned to each core deposit intangible asset. No changes were made in the remaining useful lives of our core deposit intangibles, which originally ranged from approximately 7 to 15 years.

Deposits. Deposits are our largest source of funds. Average total deposits for 2011 were $470,767, an increase of 9.52% from 2010. Deposits decreased to $448,973 at September 30, 2011, from $476,302 at September 30, 2010, due primarily to a $33,603 decrease in institutional deposits. Core deposits showed year over year growth. Non-CD deposits increased $680, consisting of a $6,731 decrease in non-CD deposits from our in-store branches opened in 2008 and 2009, and an offsetting increase of $7,411 on non-CD deposits in our traditional branches. We continue to grow core deposits through effective execution of our branch growth strategy, and by expanding our deposit product offerings. Management expects to continue to place emphasis on both retaining and generating additional core deposits in 2012 through continued competitive pricing of deposit products and through the branch delivery systems that have already been established.

Brokered deposits decreased from $297 at September 30, 2010 to $0 at September 30, 2011. The reduction in brokered certificates of deposit was a result of management’s decision to allow those deposits to mature in order to reduce our reliance on such deposits. Corresponding liquidity requirements have been replaced, as needed, by core deposits.

Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances decreased from $64,200 as of September 30, 2010, to $30,400 as of September 30, 2011. Increases in core deposits, decreases in loan demand and pay downs on our MBS portfolio, all continue to reduce our reliance on FHLB borrowings to meet liquidity needs. Management continues to assess various strategies to potentially restructure our FHLB borrowings. Due to significant prepayment penalties imposed by the FHLB, and the relatively short maturities on our remaining FHLB borrowings, none of the strategies researched have been determined to be more effective from either a risk or cost perspective relative to holding our remaining FHLB borrowings to their scheduled maturities. $16,000 of our FHLB borrowings, at a weighted average rate of 4.46%, mature during the fiscal year ended September 30, 2012. We expect this source of funding to be replaced by either core deposits, additional FHLB borrowings, or a combination thereof, all at lower interest rates than the maturing FHLB borrowings.

Stockholders’ Equity. Total stockholders’ equity was $52,888 at September 30, 2011, versus $49,877 at September 30, 2010. The increase resulted from net income of $193 for the year ended September 30, 2011, along with increases in other comprehensive income related to: (a) unrealized gains on available for sale securities, net of tax; $2,136; (b) changes in unrealized gain, resulting from sale of available for sale securities, net of tax; $395; and (c) changes for realized losses on available for sale securities for OTTI write-down, net of tax of $342.

Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than or equal to one-year. At September 30, 2011, our liquidity ratio was 22.48 percent, above our targeted liquidity ratio of 10 percent.

Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; and other short-term investments and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $89,094 of our $242,739 (36.7%) CD portfolio will mature within the next 12 months, we have historically retained over 75 percent of our maturing CD’s. Through new deposit product offerings to our branch customers, we are currently attempting to lengthen deposit maturities. In our present interest rate environment, and based on maturing yields this should also improve our cost of funds. We believe that the expansion of our in-store branch network in attracting core deposits will enhance long-term liquidity, and is a key component to our broader liquidity management strategy.

We maintain access to additional sources of funds including FHLB borrowings and lines of credit with both the Federal Reserve Bank and the United Bankers Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $148,000 available under this arrangement. We also maintain lines of credit of $9,000 with the Federal Reserve Bank, and $5,000 with United Bankers Bank as part of our contingency funding plan.

Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for credit cards, lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2011, the Company had approximately $4,400 in unused commitments, compared to approximately $8,800 in unused commitments as of September 30, 2010. The decrease in unused commitments is due to the decrease in unused available credit commitments on our credit card portfolio from $4,969 at September 30, 2010 to $0 at September 30, 2011. The credit card portfolio was sold during the first fiscal quarter of the fiscal year ended September 30, 2011.

Capital Resources. As of September 30, 2011, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions. However, as a result of certain provisions of the Memorandum of Understanding discussed below, the OCC classifies the Bank as “Adequately Capitalized”. Current OCC guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of September 30, 2011 (Audited)
Total capital (to risk weighted assets)	$58,396,000	14.1%	$33,151,000	>=	8.0%	$41,439,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	54,182,000	13.1%	16,575,000	>=	4.0%	24,863,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	54,182,000	10.1%	21,527,000	>=	4.0%	26,909,000	>=	5.0%

Tangible capital (to tangible assets)	54,182,000	10.1%	8,073,000	>=	1.5%	NA		NA

As of September 30, 2010 (Audited)
Total capital (to risk weighted assets)	$56,858,000	11.0%	$41,386,000	>=	8.0%	$51,732,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	53,447,000	10.3%	20,693,000	>=	4.0%	31,039,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	53,447,000	8.9%	23,941,000	>=	4.0%	29,927,000	>=	5.0%

Tangible capital (to tangible assets)	53,447,000	8.9%	8,978,000	>=	1.5%	NA		NA

The Bank and the Company each continue to operate under Memoranda of Understanding (the “MOU”), issued December 23, 2009, by the OTS (our former primary federal regulator). The MOU resulted from issues noted during the examination of the Bank conducted by the OTS, the report on which was dated July 27, 2009. The MOU identified the need for improved management and monitoring of (a) business and capital planning, (b) asset quality, (c) liquidity, and (d) concentrations of credit. The MOU also called for a formalized internal audit and compliance plan and prohibits the Bank from declaring dividends, and the Company from issuing debt without the prior consent of our primary regulator (i.e. the OCC). Under the MOU, the Bank is required to maintain Tier 1 and Risk-based Capital levels of 8.0% and 10.0%, respectively, and is considered “Well Capitalized” by our primary regulator. We believe that both the Company and the Bank have adequate plans in place to satisfactorily address all of the issues raised by the MOU in appropriate timeframes originally agreed upon with the OTS, and now enforced by the OCC.

Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended September 30, 2011 and 2010:

	$000,00	$000,00	$000,00	$000,00
Year ended September 30, 2011:
	December 31,	March 31,	June 30,	September 30,

Interest income	$7,959	$7,521	$7,204	$7,080
Interest expense	2,596	2,299	2,144	1,874

Net interest income	5,363	5,222	5,060	5,206
Provision for loan losses	1,600	1,650	1,364	1,250

Net interest income after provision for loan losses	3,763	3,572	3,696	3,956
Non-interest income (loss)	41	663	766	657
Non-interest expense	4,191	4,092	4,159	4,342

Income before income tax expense	(387)	143	303	271
Provision (benefit) for income tax	(148)	63	127	95

Net income (loss)	$(239)	$80	$176	$176

Basic earnings (loss) per share	$(0.05)	$0.02	$0.03	$0.04
Diluted earnings (loss) per share	$(0.05)	$0.02	$0.03	$0.04
Dividends paid	$-	$-	$-	$-

Year ended September 30, 2010:
	December 31,	March 31,	June 30,	September 30,

Interest income	$8,172	$8,095	$8,263	$8,230
Interest expense	3,193	2,745	2,750	2,891

Net interest income	4,979	5,350	5,513	5,339
Provision for loan losses	760	1,402	1,331	3,408

Net interest income after provision for loan losses	4,219	3,948	4,182	1,931
Non-interest income (loss)	19	(24)	373	(6,119)
Non-interest expense	3,937	4,045	4,274	4,318

Income before income tax expense	301	(121)	281	(8,506)
Provision (benefit) for income tax	126	(42)	119	(1,158)

Net income (loss)	$175	$(79)	$162	$(7,348)

Basic earnings (loss) per share	$0.03	$(0.02)	$0.03	$(1.44)
Diluted earnings (loss) per share	$0.03	$(0.02)	$0.03	$(1.44)
Dividends paid	$-	$-	$-	$-

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured consumer loans;
•	managing our funding needs by focusing on core deposits and reducing our reliance on brokered deposits and borrowings;
•	originating first mortgage loans, with a clause allowing for payment on demand after a stated period of time;
•	reducing non-interest expense and managing our efficiency ratio;
•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure;
•	improving asset and collateral disposition practices; and
•	focusing on sound and consistent loan underwriting practices based primarily on borrowers’ debt ratios, credit score and collateral values.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.

As of September 30, 2011, $236,803 of loans in our portfolio included a payable-on-demand clause. We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate. Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases. It is the Bank’s policy to write the majority of its real estate loans with a payable-on-demand clause. The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity.

The following table sets forth, at September 30, 2011, an analysis of our interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments). As of September 30, 2011, due to the current level of interest rates, NPV estimates for decreases in interest rates greater than 100 basis points are not meaningful.

	$000,000	$000,000	$000,000		$000,000	$000,000	$000,000
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Net Portfolio Value				Net Portfolio Value as $ of

	Amount	Change	Change		NPV Ratio	Change

	(Dollars in thousands)
+300 bp	$48,629	$5,721	13%		9.16%	118	bp
+200 bp	47,339	4,431	10%		8.87%	89
+100 bp	45,536	2,628	6%		8.50%	52
+ 50 bp	44,772	1,864	4%		8.33%	35
0 bp	42,908	-	-		7.98%	-
- 50 bp	42,562	(346)	(1%	)	7.90%	(8)
-100 bp	43,394	486	1%		8.04%	6

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

Management assessed the Company’s systems of internal control over financial reporting as of September 30, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of September 30, 2011, the Company maintained effective internal control over financial reporting based on those criteria.

CITIZENS COMMUNITY BANCORP, INC.

DECEMBER 21, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Citizens Community Bancorp, Inc. and Subsidiary

Eau Claire, WI

We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Community Bancorp, Inc. and Subsidiary as of September 30, 2011 and 2010 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN

December 21, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Citizens Community Bancorp, Inc.

Eau Claire, Wisconsin

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2009 of Citizens Community Bancorp, Inc. and Subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operation and cash flows for the year ended September 30, 3009, of Citizens Community Bancorp, Inc. and Subsidiaries, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP

Wipfli LLP

December 21, 2009

Eau Claire, Wisconsin

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Balance Sheets

September 30, 2011 and September 30, 2010

(in thousands, except share data)

	September 30, 2011	September 30, 2010

Assets

Cash and cash equivalents	$31,763	$72,438
Other interest-bearing deposits	9,543	-
Securities available for sale (at fair value)	44,338	41,708
Federal Home Loan Bank stock	5,787	5,787
Loans receivable	431,746	456,232
Allowance for loan losses	(4,898)	(4,145)

Loans receivable - net	426,848	452,087

Office properties and equipment - net	6,696	7,216
Accrued interest receivable	1,508	1,977
Intangible assets	483	815
Foreclosed and repossessed assets	1,360	448
Other assets	8,231	11,889

TOTAL ASSETS	$536,557	$594,365

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$448,973	$476,302
Federal Home Loan Bank advances	30,400	64,200
Other liabilities	4,296	3,986

Total liabilities	483,669	544,488

Stockholders’ equity:
Common stock - 5,133,570 and 5,113,258 shares, respectively	51	51
Additional paid-in capital	53,934	53,823
Retained earnings	1,323	1,130
Unearned deferred compensation	(102)	(1)
Accumulated other comprehensive loss	(2,318)	(5,126)

Total stockholders’ equity	52,888	49,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$536,557	$594,365

See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Operations

Years Ended September 30, 2011, 2010, and 2009

(in thousands, except per share data)

	2011	2010	2009

Interest and Dividend Income:
Interest and fees on loans	$27,761	$29,610	$27,007
Interest on investments	2,003	3,149	3,933

Total interest and dividend income	29,764	32,759	30,940
Interest expense:
Interest on deposits	7,055	8,384	10,158
Interest on borrowed funds	1,858	3,195	4,530

Total interest expense	8,913	11,579	14,688

Net interest income	20,851	21,180	16,252
Provision for loan losses	5,864	6,901	1,369

Net interest income after provision for loan losses	14,987	14,279	14,883

Noninterest income:
Total other-than-temporary impairment losses	(1,177)	(5,770)	(12,502)
Portion of loss recognized in other comprehensive loss (before tax)	607	3,509	5,266
Net gains on sale of available-for-sale securities	659	-	-

Net gains/(losses) on available-for-sale securities	89	(2,261)	(7,236)
Goodwill impairment	-	(5,593)	-
Service charges on deposit accounts	1,512	1,514	1,361
Insurance commissions	116	216	355
Loan fees and service charges	401	362	279
Other	9	11	11

Total noninterest income	2,127	(5,751)	(5,230)

Noninterest expense:
Salaries and related benefits	8,348	7,797	7,263
Occupancy - net	2,546	2,553	2,203
Office	1,339	1,413	1,515
Data processing	470	308	396
Amortization of core deposit	332	333	333
Advertising, marketing and public relations	122	173	242
FDIC premium assessment	910	943	962
Professional services	1,354	1,160	728
Other	1,363	1,894	1,283

Total noninterest expense	16,784	16,574	14,925

Income (loss) before provision for income tax	330	(8,046)	(5,272)
Provision (benefit) for income taxes	137	(955)	(2,089)

Net income (loss) attibutable to common stockholders	$193	$(7,091)	$(3,183)

Per share information:

Basic earnings	$0.04	$(1.39)	$(0.59)

Diluted earnings	$0.04	$(1.39)	$(0.59)

Dividends paid	$-	$-	$0.20

See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of

Changes in Stockholders’ Equity

Years Ended September 30, 2011, 2010, and 2009

(in thousands, except Shares)

			Additional		Unearned		Other
	Common Stock		Paid-in	Retained	ESOP	Unearned	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Compensation	Income (loss)	Equity

Balance, October 1, 2008	6,226,995	$62	$62,192	$12,550	$(3,416)	$(126)	$(2,786)	$68,476
Comprehensive loss:
Net loss				(3,183)				(3,183)
Pension curtaillment, net of tax							194	194
Amortization of unrecognized prior service costs and net gains/losses, net of tax							(144)	(144)
Net unrealized gain on available for sale securities, net of tax							(8,662)	(8,662)
Change for realized losses on securities available for sale for OTTI write-down, net of tax							4,703	4,703

Total comprehensive loss								(7,092)

Common stock repurchased	(749,520)	(7)	(5,253)					(5,260)
Stock option expense			48					48
Committed ESOP shares					346			346
Depreciation in fair value of ESOP shares			(70)					(70)
Cancellation of unvested restricted stock	(5,695)		(40)			40		-
Amortization of restricted stock						63		63
Cash dividends ($0.20 per share)				(1,146)				(1,146)

Balance, September 30, 2009	5,471,780	55	56,877	8,221	(3,070)	(23)	(6,695)	55,365
Comprehensive loss:
Net loss				(7,091)				(7,091)
Amortization of unrecognized prior service costs and net gains/losses, net of tax							(12)	(12)
Net unrealized gain on available for sale securities, net of tax							215	215
Change for realized losses on securities available for sale for OTTI write-down, net of tax							1,366	1,366

Total comprehensive loss								(5,522)

Stock option expense			12					12
Termination of ESOP	(358,502)	(4)	(3,066)		3,070			-
Forfeiture of unvested shares	(20)							-
Amortization of restricted stock						22		22

Balance, September 30, 2010	5,113,258	$51	$53,823	$1,130	$-	$(1)	$(5,126)	$49,877
Comprehensive income:
Net income				193				193
Amortization of unrecognized prior service costs and net gains/losses, net of tax							(65)	(65)
Net unrealized gain on available for sale securities, net of tax							2,136	2,136
Change in unrealized gain arising from sale of securities, net of tax							395	395
Change for realized losses on securities available for sale for OTTI write-down, net of tax							342	342

Total comprehensive income								3,001

Common stock awarded for recognition and retention plan - 20,312 shares	20,312		106			(106)
Stock option expense			5					5
Amortization of restricted stock						5		5

Balance, September 30, 2011	5,133,570	$51	$53,934	$1,323	$-	$(102)	$(2,318)	$52,888

See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended September 30, 2011, 2010 and 2009

(in thousands, except per share data)

	2011	2010	2009

Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$193	$(7,091)	$(3,183)

Adjustments to reconcile net income to net cash provided by operating activities:
Net securities amortization	117	(379)	(341)
Depreciation	1,100	1,122	959
Provision for loan losses	5,864	6,901	1,369
Net realized gain on sale of securites	(659)	0	0
Impairment on mortgage-backed securities, net of recoveries	620	2,261	7,236
Impairment on goodwill	0	5,593	0
Amortization of core deposit intangible	332	333	333
Amortization of restricted stock	5	22	63
Provision for stock options	5	12	48
Provision for deferred income taxes	(317)	(1,657)	(631)
ESOP contribution benefit in excess of shares released	0	0	(70)
Decrease (increase) in accrued interest receivable and other assets	3,649	(1,338)	(1,908)
Increase (decrease) in other liabilities	561	652	(97)

Total adjustments	11,277	13,522	6,961

Net cash provided by operating activities	11,470	6,431	3,778

Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	0	0	(253)
Purchase of securities available for sale	(67,639)	0	(20,004)
Net decrease (increase) in interest-bearing deposits	(9,543)	2,458	(2,087)
Proceeds from sale of securities available-for-sale	57,772	0	0
Principal payments on securities available for sale	11,949	14,418	12,580
Proceeds from sale of FHLB stock	0	253	0
Net decrease (increase) in loans	17,022	(18,393)	(73,987)
Net capital expenditures	(577)	(306)	(3,070)

Net cash provided by (used in) investing activities	8,984	(1,570)	(86,821)

Cash flows from financing activities:
Net decrease in Federal Home Loan Bank advances	(33,800)	(42,605)	(3,440)
Net increase (decrease) in deposits	(27,329)	66,991	112,068
Repurchase shares of common stock	0	0	(5,260)
Reduction in unallocated shares held by ESOP	0	0	346
Cash dividends paid	0	0	(1,146)

Net cash provided by (used in) financing activities	(61,129)	24,386	102,568

Net decrease in cash and cash equivalents	(40,675)	29,247	19,525
Cash and cash equivalents at beginning of period	72,438	43,191	23,666

Cash and cash equivalents at end of period	$31,763	$72,438	$43,191

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$8,923	$8,382	$10,155
Interest on borrowings	$1,974	$3,316	$4,594
Income taxes	$15	$851	$925

Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$2,403	$456	$641

See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated income of the Company is principally derived from the Bank’s income. The Bank originates residential and consumer loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 26 full-service offices; eight stand-alone locations and 18 branches predominantly located inside Walmart Supercenters.

The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

In preparing these financial statements, we evaluated the events and transactions that occurred through December 21, 2011, the date on which the financial statements were available to be issued. As of December 21, 2011, there were no subsequent events which required recognition or disclosure.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Citizens Community Federal. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates – Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to; external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.

Cash and Cash Equivalents – For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash, due from banks, and interest-bearing deposits with original maturities of three months or less. The Bank is required to maintain vault cash and reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $25 at both September 30, 2011 and 2010.

Securities – Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses and losses deemed other-than-temporarily impaired due to non-credit issues being reported in other comprehensive income, net of tax. Unrealized losses deemed other-than-temporarily due to credit issues are reported in operations in the period in which the losses arise. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.

Declines in the fair value of securities below their cost that are other than temporary due to credit issues are reflected as “Net gains/(losses) on available-for-sale securities” in the consolidated statement of operations. In estimating other-than-temporary impairment, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss), net of the related tax effect.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and consumer loans is discontinued at the time the loan is over 91 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account due date, less than 92 days delinquent. Interest on impaired loans considered troubled debt restructurings that are not 91 days delinquent is recognized as income as it accrues based on the revised terms of the loan over an established period of continued payment.

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

A loan is impaired when full payment under the loan terms is not expected. Troubled debt restructurings (“TDRs”) are individually evaluated for impairment. See Note 3 “Loans / Allowances for Loan Losses” for information on what we consider to be a TDR. If a loan is impaired, a specific allowance is established so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the underlying collateral of the loan. Large groups of smaller balance homogeneous loans, such as non-classified consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

FHLB stock is evaluated quarterly for impairment. The FHLB of Chicago is currently under a regulatory order for its capital level which requires approval for dividend payments and stock redemptions. Quarterly cash dividends were paid in February, May and August 2011 at a dividend rate of 0.10%. Based on management’s quarterly evaluation, no impairment has been recorded on these securities.

Foreclosed and Repossessed Assets – Assets acquired through, or instead of loan foreclosure are initially recorded at the lower of carrying cost or fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and included in Non-interest Expense, Other on the consolidated statement of operations. Foreclosed and repossessed asset balances were $1,360 and $448 at September 30, 2011 and 2010, respectively.

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

Goodwill and Other Intangible Assets – Goodwill arises from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets. During 2010, management concluded that goodwill was fully impaired, and subsequently $5,593 of goodwill was charged to goodwill impairment on the consolidated statement of operations.

Other intangible assets consist of core deposit intangible assets arising from branch acquisitions. They were initially measured at fair value and amortized over their estimated useful lives, ranging from 7 to 15 years. The balance of core deposit intangible assets, were $483 and $815 at September 30, 2011 and 2010, respectively. Amortization expense related to these core deposit intangible assets was $332, $333 and $333 for the years ended September 30, 2011, 2010 and 2009, respectively. Accumulated amortization on core deposit intangible assets was $2,036 and $1,704, respectively.

Interest Bearing Deposits – Other interest-bearing deposits mature within one year and are carried at cost, which approximates fair value.

Advertising Expense – The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended September 30, 2011, 2010, and 2009 were $122, $173, and $242, respectively.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 14 for details on the Company’s income taxes.

The Company regularly reviews the carrying amount of its net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with utilization of operating loss and tax credit carry forwards not expiring, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.

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

Other Comprehensive Loss – Accumulated and other comprehensive loss is comprised of the unrealized and realized losses on securities available for sale and pension liability adjustments, net of tax, and is shown on the Consolidated Statements of Stockholders’ Equity.

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

Adoption of New Accounting Standards – In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. The guidance improves the comparability of financial reporting and facilitates the convergence of U.S. GAAP and IFRS by amending the guidance in ASC 220, “Comprehensive Income”. Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and components of other comprehensive income are presented. This guidance is effective retrospectively for annual and interim periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amended guidance does not modify the requirements for when fair value measurements apply, rather it generally represents clarifications on how to measure and disclose fair value under Topic 820, “Fair Value Measurement”. Respective disclosure requirements are essentially the same. However, some of the specific amendments address the application of existing fair value measurement requirements. Other specific amendments change a particular principal or requirement for measuring fair value, or for disclosing information about fair value measurements. ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860); Reconsideration of Effective Control for Repurchase Agreements”. Under the amended guidance, a transferor maintains effective control over transferred financial assets if there is an agreement between both entities which obligates the transferor to repurchase the financial assets before maturity. In addition, the following requirements must be met: (a) the financial asset to be repurchased or redeemed is the same or substantially the same as that transferred, (b) the agreement is to repurchase or redeem the transferred financial asset before maturity at a fixed or determinable price, and (c) the agreement is entered into contemporaneously with, or in contemplation of the transfer. This guidance is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02 Receivables (“Topic 310”): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU is intended to improve financial reporting by creating greater consistency in how GAAP is applied for various types of debt restructurings. It is intended to assist creditors in determining whether a modification of terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company adopted this guidance effective July 1, 2011. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of this guidance is for an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for doubtful accounts; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis shall be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance makes changes to existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. The guidance pertaining to disclosures as of the end of a reporting period were effective for the Company for interim and annual reporting periods ending on or after December 15, 2010. The guidance pertaining to disclosures about activity that occurs during a reporting period were effective for the Company for interim and annual reporting periods beginning on or after December 15, 2010.

In January 2010, the FASB issued ASU 2010-06, which provided updated guidance on fair value measurements and disclosures as set forth in ASC 820-10. The guidance requires companies to disclose transfers in and out of levels 1 and 2, and to expand the reconciliation of level 3 fair value measurements by presenting separately information about purchases, sales, issuances and settlements. The updated guidance also clarifies existing disclosure requirements on the level of disaggregation (provide fair value measurement disclosures for each class of assets and liabilities) and inputs and valuation techniques (required disclosure for fair value measurements that fall in either level 2 or level 3). This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation of level 3 fair value measurements. Those disclosures regarding the reconciliation of level 3 fair value measurements were effective for periods beginning after December 15, 2010. The Company adopted this guidance effective January 1, 2010, except with respect to the level 3 reconciliation requirements. The expanded level 3 reconciliation requirement was adopted for the fiscal year ending September 30, 2011, and did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

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

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2011:
Securities available for sale:
U.S. Agency mortgage-backed securities	$9,983	$-	$9,983	$-
U.S.Agency floating Rate Bonds	25,212	-	25,212	-
Non-agency mortgage-backed securities	9,143	-	-	9,143

Total	$44,338	$-	$35,195	$9,143

September 30, 2010:
Securities available for sale:
U.S. Agency securities	$16,709	$-	$16,709	$-
Non-agency mortgage-backed securities	24,999	-	-	24,999

Total	$41,708	$-	$16,709	$24,999

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

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2011:
Foreclosed and repossessed assets	$1,360	$-	$-	$1,360
Loans restructured in a troubled debt restructuring	6,018	-	-	6,018

Total	$7,378	$-	$-	$7,378

September 30, 2010:
Foreclosed and repossessed assets	$448	$-	$-	$448
Loans restructured in a troubled debt restructuring	3,178	-	-	3,178

Total	$3,626	$-	$-	$3,626

Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. With respect to residential mortgage- backed securities held as investments by the Company, the credit markets continue to be disrupted resulting in a continued dislocation and lack of trading activity. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Company, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturities, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. The Company had an independent valuation of all Level 3 securities in the current quarter. Based on this valuation, the Company recorded pre-tax other-than-temporary impairment of $0 in the current quarter, and $620 for the year ended September 30, 2011.

The fair value of foreclosed assets is determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, we utilize independent third party appraisals to support our own estimates and judgments in determining fair value.

The following table presents a reconciliation of residential mortgage-backed securities held by the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal years ended September 30, 2011 and 2010:

	$0,000,000	$0,000,000
	2011	2010

Balance beginning of period	$24,999	$36,517
Total gains or losses (realized/unrealized):
Included in earnings	(620)	(2,261)
Included in other comprehensive loss	4,789	1,487
Sales	(13,517)	-
Payments, accretion and amortization	(6,508)	(10,744)

Balance end of period	$9,143	$24,999

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

Federal Home Loan Bank (FHLB) Stock

Federal Home Loan Bank Stock is carried at cost, which is its redeemable fair value since the market for the stock is restricted (see Note 8).

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

The carrying amount and estimated fair value of financial instruments as of the dates indicated below were as follows:

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	September 30,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$31,763	$31,763	$72,438	$72,438
Interest-bearing deposits	9,543	9,543	-	-
Securities available for sale	44,338	44,338	41,708	41,708
Loans receivable	426,848	453,112	452,087	477,039
FHLB stock	5,787	5,787	5,787	5,787
Accrued interest receivable	1,508	1,508	1,977	1,977

Financial liabilities:
Deposits	448,973	454,933	476,302	482,337
FHLB advances	30,400	32,454	64,200	68,290
Accrued interest payable	$114	$114	$232	$232

NOTE 3 – LOANS / ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of September 30, 2011 and 2010, respectively, are as follows:

	2011	2010

Real estate loans:
First mortgages - 1 to 4-family	$268,602	$254,821
Multifamily and commercial	190	196
Second mortgages	6,547	7,674

Total real estate loans	275,339	262,691

Consumer loans:
Automobile	15,716	18,542
Secured personnal	139,126	171,135
Unsecured personal	2,583	4,636

Total consumer loans	157,425	194,313

Gross loans	432,764	457,004
Less:
Deferred loan origination fees, net of costs	(1,018)	(772)
Allowance for loan losses	(4,898)	(4,145)

Loans receivable, net	$426,848	$452,087

Certain directors and executive officers of the Company and the Bank are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2011 and 2010. A summary of the changes in those loans is as follows:

	$000,000	$000,000
	September 30,
	2011	2010

Balance - beginning of year	$33	$48
New loan originations	8	-
Repayments	(6)	(15)

Balance - end of year	$35	$33

Allowance for Loan Losses – The ALL represents management’s estimate of probable and inherent credit losses in the Bank’s loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change.

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

Changes in the ALL for the periods presented below were as follows (dollar amounts in thousands):

	$0,000,000	$0,000,000	$0,000,000
	Real Estate	Consumer	Total

September 30, 2011 and Twelve Months then Ended:

Allowance for Loan Losses:
Beginning balance, October 1, 2010	$1,562	$2,583	$4,145
Charge-offs	(2,476)	(2,882)	(5,358)
Recoveries	46	201	247
Provision (1)	2,775	3,089	5,864

Ending balance, September 30, 2011	$1,907	$2,991	$4,898

Ending balance: individually evaluated for impairment	$381	$263	$644

Ending balance: collectively evaluated for impairment	$1,526	$2,728	$4,254

Loans Receivable:
Ending balance	$275,339	$157,425	$432,764

Ending balance: individually evaluated for impairment	$5,429	$1,233	$6,662

Ending balance: collectively evaluated for impairment	$268,290	$156,794	$425,084

September 30, 2010 and Twelve Months then Ended:

Allowance for Loan Losses:
Beginning balance, October 1, 2009	$846	$1,079	$1,925
Charge-offs	(1,331)	(3,445)	(4,776)
Recoveries	44	51	95
Provision (1)	2,003	4,898	6,901

Ending balance, September 30, 2010	$1,562	$2,583	$4,145

Ending balance: individually evaluated for impairment	$211	$522	$733

Ending balance: collectively evaluated for impairment	$1,351	$2,061	$3,412

Loans Receivable:
Ending balance	$262,691	$194,313	$457,004

Ending balance: individually evaluated for impairment (2)	$4,092	$4,560	$8,652

Ending balance: collectively evaluated for impairment	$257,265	$190,315	$447,580

(1) The Bank does not have historical data disaggregating provision for loan losses between real estate and consumer loans. Therefore, the provision for loan losses has been allocated between real estate and consumer loans for each period presented based on the ratio of real estate and consumer net loan charge-offs for that period.

(2) The 2010 “Ending balance: individually evaluated for impairment” caption above includes management’s evaluation of other non-accrual loans in addition to its evaluation of TDRs.

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

Loans receivable as of the end of the periods shown below were as follows (dollar amounts in thousands):

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Real Estate Loans		Consumer Loans		Total Loans
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010

Performing loans
Performing TDR loans	$3,506	$2,714	$950	$559	$4,105	$3,273
Performing loans other	265,153	255,110	155,882	192,765	420,684	447,875

Total performing loans	268,659	257,824	156,832	193,324	424,789	451,148

Nonperforming loans (1)
Nonperforming TDR loans	2,238	-	319	-	$2,557	$-
Nonperforming loans other	3,452	3,533	948	1,551	4,400	5,084

Total nonperforming loans	5,060	3,533	1,195	1,551	6,957	5,084

Total loans	$273,719	$261,357	$158,027	$194,875	$431,746	$456,232

(1)	Nonperforming loans are defined as loans that (a) are 91+ days past due and nonaccruing, or (b) TDR loans restructured at a 0% interest rate that were 91+ days past due and nonaccruing at the time of restructuring.

An aging analysis of the Bank’s real estate and consumer loans as of September 30, 2011 and September 30, 2010 is as follows (dollar amounts in thousands):

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	1 Month Past Due	2 Months Past Due	Greater Than 3 Months	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

September 30, 2011:
Real estate loans	$3,867	$1,877	$3,452	$9,196	$264,523	$273,719	$-
Consumer loans	2,517	868	948	4,333	153,694	158,027	-

Total	$6,384	$2,745	$4,400	$13,529	$418,217	$431,746	$-

September 30, 2010:
Real estate loans	$5,144	$1,054	$3,322	$9,520	$251,837	$261,357	$-
Consumer loans	3,920	1,496	3,535	8,951	185,924	194,875	-

Total	$9,064	$2,550	$6,857	$18,471	$437,761	$456,232	$-

A summary of the Bank’s impaired loans as of September 30, 2011 and September 30, 2010 is as follows (dollar amounts in thousands):

	$000,000	$000,000	$000,000	$000,000	$000,000
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

September 30, 2011 and Twelve Months then Ended:
With no related allowance recorded:
Real estate loans	$3,616	$3,616	$-	$2,262	$95
Consumer loans	506	506	-	$359	22
With an allowance recorded:
Real estate loans	1,813	1,813	381	$1,555	29
Consumer loans	727	727	263	$843	16
Total:
Real estate loans	5,429	5,429	381	3,817	124
Consumer loans	$1,233	$1,233	$263	$1,201	$38

September 30, 2010 and Twelve Months then Ended:
With no related allowance recorded:
Real estate loans	$907	$907	$-	$937	$4
Consumer loans	211	211	-	$869	5
With an allowance recorded:
Real estate loans	1,297	1,297	271	$1,884	3
Consumer loans	958	958	294	$2,418	18
Total:
Real estate loans	$2,204	$2,204	$271	$2,820	$7
Consumer loans	$1,169	$1,169	$294	$3,286	$23

Troubled Debt Restructuring – A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and the Company grants a concession to that borrower that the Company would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. All TDR loans are evaluated individually to determine if either the expected discounted cash flows or the fair value of the underlying collateral is sufficient to mitigate any potential credit losses. Where the fair value of the underlying collateral is less than the outstanding TDR loan balance, management allocates a specific portion of its ALL to that specific loan. A summary of loans modified in a troubled debt restructuring as of September 30, 2011 and during the twelve months then ended is as follows:

	Real Estate	Consumer	Total

September 30, 2011 and Twelve Months then Ended:

Accruing / Performing:
Beginning balance	$1,402	$415	$1,817
Principal payments	(80)	(140)	(220)
Charge-offs	-	-	-
Advances	35	8	43
New restructured (1)	1,085	422	1,507
Class Transfers (2)	960	193	1,504
Transfers between accrual/non-accrual	(211)	16	(195)

Ending balance	$3,191	$914	$4,456

Non-accrual / Non-performing:
Beginning balance	$1,312	$144	$1,456
Principal payments	(42)	(34)	(76)
Charge-offs	-	(31)	(31)
Advances	52	5	57
New restructured	-	-	-
Class Transfers	705	251	605
Transfers between accrual/non-accrual	211	(16)	195

Ending balance	$2,238	$319	$2,206

Totals:
Beginning balance	$2,714	$559	$3,273
Principal payments	(122)	(174)	(296)
Charge-offs	-	(31)	(31)
Advances	87	13	100
New restructured	1,085	422	1,507
Class Transfers	1,665	444	2,109
Transfers between accrual/non-accrual	-	-	-

Ending balance	$5,429	$1,233	$6,662

(1)	“New Restructured” represent loans restructured during the current period that meet TDR criteria in accordance with the Bank’s policy at the time of the restructuring.
(2)	“Class Transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

NOTE 4 – SECURITIES

The amortized cost, estimated fair value and related unrealized gains and losses of securities available for sale as of September 30, 2011 and 2010, respectively were as follows:

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2011
U.S. Agency mortgage-backed securities	$9,719	$264	$-	$9,983
U.S. Agency Floating Rate Bonds	25,215	24	27	25,212
Non-agency mortgage-backed securities	12,918	-	3,775	9,143

Total investment securities	$47,852	$264	$3,778	$44,338

September 30, 2010
U.S. Agency securities	$16,240	$469	$-	$16,709
Non-agency mortgage-backed securities	33,772	-	8,773	24,999

Total investment securities	$50,012	$469	$8,773	$41,708

The estimated fair value of securities at September 30, 2011, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due after one year through five years	$41	$41
Due after five years through ten years	-	-
Due after ten years	34,893	35,154

Subtotals	34,934	35,195
Non-agency mortgage-backed securities	12,918	9,143

Total securities available for sale	$47,852	$44,338

Securities with unrealized losses at September 30, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	$00,00000	$00,00000	$00,00000	$00,00000	$00,00000	$00,00000
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2011
U.S. Agency securities	$-	$-	$-	$-	$-	$-
U.S. Agency Floating Rate Bonds	13,561	27			13,561	27
Non-agency mortgage-backed securities	-	-	9,143	3,775	9,143	3,775

Total temporarily impaired	$13,561	$27	$9,143	$3,775	$22,704	$3,802

2010
U.S. Agency securities	$-	$-	$-	$-	$-	$-
Non-agency mortgage-backed securities	-	-	24,999	8,773	24,999	8,773

Total temporarily impaired	$-	$-	$24,999	$8,773	$24,999	$8,773

The non-agency mortgage backed securities with continuous unrealized losses for twelve months or more consist of six specific securities.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Significant inputs used to measure the amount related to credit loss include, but are not limited to; default and delinquency rates of underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Consolidated Statement of Operations. Losses other than credit will continue to be recognized in other comprehensive income. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company will not be required to sell the debt security before its anticipated recovery and therefore, there is no other-than-temporary impairment.

During 2011, the Bank sold 14 agency and 10 non-agency mortgage-backed securities (“MBS”) with an aggregate book value of $57,772, resulting in a net realized gain of $659. We utilized the specific identification method to determine the cost basis of the securities sold. The sales were executed in order to (a) take advantage of current favorable market prices to minimize realized losses on certain non-agency MBS, (b) reduce the Bank’s exposure to credit risk within its non-agency MBS portfolio, and (c) improve the Bank’s risk-based capital position by eliminating certain MBS securities which represented higher risk-weighted assets for regulatory capital computation purposes. From the date of their purchase until the date of their sale, the Bank had recognized $4,861 of other-than-temporary impairment in earnings on the aforementioned 10 non-agency mortgage-backed securities. There were no other sales of available for sale securities during the three-year period ended September 30, 2011.

At September 30, 2011, there were no holdings of securities of any one issuer in an amount greater than 10% of the Company’s stockholders’ equity.

A summary of the amount of other-than-temporary impairment related to credit losses on available-for-sale securities that have been recognized in earnings as of each of the most recent fiscal year ends was as follows:

	Year ended September 30,
	2011	2010

Beginning balance of the amount of OTTI related to credit losses	$9,497	$7,236
Credit portion of OTTI on securities for which OTTI was not previously recognized	620	2,276
Cash payments received on a security in excess of the security’s book value adjusted for previously recognized credit portion of OTTI	(50)	(15)
Credit portion of OTTI on securities in default for which OTTI was previously recognized	(2,798)
Credit portion of OTTI previously recognized on securities sold during the period	(4,861)	-

Ending balance of the amount of OTTI related to credit losses	$2,408	$9,497

The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of September 30, 2011, there are no borrowings outstanding on the Federal Reserve line of credit.

NOTE 5 – OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at September 30 for each of the years shown consisted of the following:

	$00,00000	$00,00000
	2011	2010

Land	$653	$653
Buildings	2,833	2,833
Furniture, equipment, and vehicles	9,275	9,671

Subtotals	12,761	13,157
Less - Accumulated depreciation	(6,065)	(5,941)

Office properties and equipment - net	$6,696	$7,216

Depreciation expense was $1,100, $1,122 and $595 for the years ended September 30, 2011, 2010 and 2009, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

At September 30, 2010, management concluded that goodwill was fully impaired, and subsequently $5,593 of goodwill was charged to goodwill impairment on the consolidated statement of operations for the 2010 fiscal year. When consideration was given to the three valuation methodologies discussed in Note 1; “Nature of Business and Summary of Significant Accounting Policies”, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of the Company’s common shares was considered to be consistently less than the Company’s book value. Further, the estimated fair value of the Company was $49 million, which was less than stockholders’ equity of approximately $56.6 million and tangible stockholders’ equity of approximately $50.1 million as of the goodwill valuation date of August 31, 2010. Therefore, management concluded that goodwill was fully impaired, and subsequently $5,593 of goodwill was charged to goodwill impairment on the consolidated statement of operations for fiscal 2010.

A summary of goodwill and related impairment losses for the periods shown below follows:

	$00,00000	$00,00000
	2011	2010

Balance at beginning of year	$-	$5,593
Accumulated impairment losses at beginning of year	-	-
Impairment losses recognized during the year	-	(5,593)

Balance at end of year	$-	$-

Other intangible assets consist of core deposit intangibles arising from various bank acquisitions. A summary of core deposit intangibles and related amortization for the periods shown below follows:

	$00,00000	$00,00000
	2011	2010

Balance at beginning of year	$815	$1,148
Capitalized	-	-
Amortization	(332)	(333)

Balance at end of year	$483	$815

The estimated future aggregate amortization expense is as follows:

$00,00000
2012	$209
2013	57
2014	57
2015	57
2016	57
After 2016	46

Total	$483

NOTE 7 – DEPOSITS

The following is a summary of deposits by type at September 30, 2011 and 2010, respectively:

	$00,00000	$00,00000
	2011	2010

Non-interest-bearing demand deposits	$17,296	$15,925
Interest-bearing demand deposits	6,183	5,279
Savings accounts	27,831	31,269
Money market accounts	154,924	155,315
Certificate accounts	242,739	268,514

Total deposits	$448,973	$476,302

Brokered certificates of deposit included above:	$-	$297

At September 30, 2011, the scheduled maturities of time deposits were as follows:

$00,00000
2012	$89,094
2013	86,904
2014	57,299
2015	9,324
2016	118
After 2016	-

Total	$242,739

Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at September 30, 2011 and 2010 amounted to $415 and $607, respectively.

NOTE 8 – FHLB ADVANCES

A summary of Federal Home Loan Bank advances at September 30, 2011 and 2010 is as follows:

	$00,00000	$00,00000	$00,00000	$00,00000
Year of Maturity	2011	Weighted Average Rate	2010	Weighted Average Rate

2011	$-	-	33,800	4.12%
2012	16,000	4.46%	16,000	4.46%
2013	6,750	3.99%	6,750	3.99%
2014	6,150	4.45%	6,150	4.45%
2015	1,500	4.05%	1,500	4.05%
After 2015	0	NA	0	NA

Total fixed maturity	$30,400		$64,200
Advances with amortizing principal	-		-

Total	$30,400		$64,200

At September 30, 2011, the Bank’s available and unused portion of this borrowing agreement was approximately $148,000.

Maximum month-end amounts outstanding were $63,300 and $64,200 during the twelve month periods ended September 30, 2011 and 2010, respectively.

Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $248,000 of real estate mortgage loans.

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) and related tax effects for the fiscal years ended September 30, 2011, 2010 and 2009, respectively, consist of the following:

	Fiscal Year Ended September 30,
	2011	2010	2009

Net unrealized gain (loss) on securities available for sale, net of tax expense (benefit) of $1,688 in 2011, $116 in 2010, and ($4,664) in 2009	$2,531	$215	$(8,662)

Reclassification adjustment for losses realized in income, net of tax expense of $228 in 2011, $736 in 2010, and $2,553 in 2009	342	1,366	4,703

Pension liability adjustments, net of tax expense (benefit) of $(44) in 2011, $(4) in 2010, and $33 in 2009	(65)	(12)	50

Other Comprehensive loss	$2,808	$1,569	$(3,909)

The components of accumulated other comprehensive loss, net of income taxes:

Net unrealized gain (loss) on securities available for sale, net of tax expense (benefit) of ($1,406) in 2011, ($3,322) in 2010, and ($3,534) in 2009	$(2,108)	$(4,982)	$(6,563)

Pension liability adjustments, net of tax expense (benefit) of ($140) in 2011, ($96) in 2010, and ($88) in 2009	(210)	(144)	(132)

Accumulated other comprehensive loss	$(2,318)	$(5,126)	$(6,695)

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2011, the OCC categorized the Bank as “Well Capitalized”, under the regulatory framework for prompt corrective action.

The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2011 and 2010, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of September 30, 2011 (Audited)
Total capital (to risk weighted assets)	$58,396,000	14.1%	$33,151,000	>=	8.0%	$41,439,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	54,182,000	13.1%	16,575,000	>=	4.0%	24,863,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	54,182,000	10.1%	21,527,000	>=	4.0%	26,909,000	>=	5.0%

Tangible capital (to tangible assets)	54,182,000	10.1%	8,073,000	>=	1.5%	NA		NA

As of September 30, 2010 (Audited)
Total capital (to risk weighted assets)	$56,858,000	11.0%	$41,386,000	>=	8.0%	$51,732,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	53,447,000	10.3%	20,693,000	>=	4.0%	31,039,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	53,447,000	8.9%	23,941,000	>=	4.0%	29,927,000	>=	5.0%

Tangible capital (to tangible assets)	53,447,000	8.9%	8,978,000	>=	1.5%	NA		NA

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Set forth below are the balances of the Company’s off-balance-sheet credit instruments consisting of commitments to make loans as of September 30, 2011 and 2010, respectively.

	Contract or Notional
	Amount at September 30,
	2011	2010

Commitments to extend credit - Fixed rate 3.25% - 4.65% in 2011, and 4.00% - 8.90% in 2010	$2,117	$1,655
Unused lines of credit:
Real estate equity advance plan (REAP)	960	734
Kwik cash and lines of credit	1,332	1,423
MasterCard and VISA credit cards	NA	4,969

Totals	$4,409	$8,781

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Leases – The Company leases certain branch facilities and its administrative offices under operating leases. Rent expense under these operating leases was $1,128, $1,093, and $897 for the years ended September 30, 2011, 2010 and 2009, respectively. None of the Company’s leases contain contingent rental payment, purchase option, escalation or cancelation clauses or any other significant terms, conditions or restrictions that would affect the future minimum lease payments disclosed below.

Future minimum lease payments by year and in aggregate under the original terms of the non cancelable operating leases consist of the following:

& 000,000
2012	$1,015
2013	883
2014	602
2015	188
2016	30
After 2016	-

Total	$2,718

NOTE 12 – RETIREMENT PLANS

401(k) Plan – The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $152, $101, and $91 for 2011, 2010 and 2009, respectively.

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

The components of the SERP and Directors’ Retirement plans’ cost at September 30, 2011, 2010 and 2009, respectively, are summarized as follows:

	$000,000	$000,000	$000,000
	2011	2010	2009

Beginning accrued benefit cost	$2,548	$2,431	$2,444

Service cost	3	3	19
Interest cost	132	132	166
Amortization of prior service costs	1	1	49

Net periodic benefit cost	136	136	234
Benefits paid	(25)	(19)	(15)
Curtailment and settlement	-	-	(232)

Ending accrued benefit cost	$2,659	$2,548	$2,431

The following table sets forth the change in projected benefit obligation and change in plan assets, funded status of the SERP and Directors’ Retirement plans, and net liability recognized in the Company’s balance sheet at September 30, 2011, 2010 and 2009, respectively:

	$000,000	$000,000	$000,000
	2011	2010	2009

Change in benefit obligation:
Projected benenfit obligation, beginning of year	$2,787	$2,654	$2,751
Service cost	3	3	19
Interest cost	132	132	166
Curtailment and settlement	-	-	(585)
Actuarial loss (gain)	111	17	318
Benefits paid	(25)	(19)	(15)

Projected benefit obligation, end of year	$3,008	$2,787	$2,654

Change in plan assets:
Plan assets at fair value, beginning of year	$-	$-	$-
Actual return on plan assets			-
Company contributions	25	19	15
Benefits paid	(25)	(19)	(15)

Plan assets at fair value, end of year	$-	$-	$-

Weighted average assumptions used in determinining the benefit obligation and net pension costs as of September 30, (in actual dollars) are as follows:

	2011	2010	2009

Benefit obligation acruarial assumptions:
Discount Rate	4.25%	4.75%	5.00%
Rate of compensation increase	N/A	N/A	N/A

Net pension cost actuarial assumption
Discount rate	4.75%	5.00%	6.25%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	5.00%

Estimated future benefit payments as of September 30, 2011, which reflect expected future service, as appropriate, are as follows:

$00,00000
2012	$93
2013	269
2014	270
2015	272
2016	269
2017-2021	1,407

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

NOTE 13 – STOCK-BASED COMPENSATION

In February 2005, the Company’s stockholders approved the Company’s Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of September 30, 2011, 90,927 restricted shares were issued and outstanding under this plan. During the year ended September 30, 2011, 20,312 shares were granted to an eligible participant under this plan at a weighted average fair value of $5.24. No shares were granted during fiscal 2010. There were no previously awarded shares that were forfeited in either fiscal 2010 or 2011. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares and $6.18 for 6,832 shares. Compensation expense related to these awards was $5, $22, and $63 for the years ended September 30, 2011, 2010 and 2009, respectively.

In February 2005, our stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At September 30, 2011, 248,635 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.70 per share. Options granted vest over a five-year period. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through September 30, 2011, since the plan’s inception, options for 113,915 shares of the Company’s common stock were vested, options for 46,438 shares were unvested, options for 83,724 shares were forfeited and options for 4,558 shares were exercised. Of the 248,635 options granted, 160,353 remained outstanding as of September 30, 2011.

	$00,00000	$00,00000	$00,00000	$00,00000
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

2011
Outstanding at beginning of year	113,915	$7.04
Granted	46,438	5.24
Excercised	-
Forfeited or expired

Outstanding at end of year	160,353	$6.70	7.27	$-

Exercisable at end of year	113,915	$5.00	6.21

Fully vested and expected to vest	160,353	$6.70	7.27

2010
Outstanding at beginning of year	113,915	$7.04
Granted	-
Excercised	-
Forfeited or expired

Outstanding at end of year	113,915	$7.04	7.21	$-

Exercisable at end of year	113,915	$4.43	7.21

Fully vested and expected to vest	113,915	$4.43	7.21

2009
Outstanding at beginning of year	185,110	$7.04
Granted	-
Excercised	-
Forfeited or expired	(71,195)

Outstanding at end of year	113,915	$7.04	8.21	$-

Exercisable at end of year	92,836	$3.66	8.25

Fully vested and expected to vest	113,915	$3.66	8.21

Information related to the stock option plan during each year follows:

	$00,00000	$00,00000	$00,00000
	2010	2009	2008

Intrinsic value of options excercised	$-	$-	$-
Cash received from options exercised	$-	$-	$-
Tax benenfit realized from options excercised	$-	$-	$-

Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan:

	2011	2010	2009

Dividend yield	0%	1%	1%
Risk-free interest rate	2.5%	4%	4%
Weighted average expected life (years)	10	10	10
Expected volatility	27%	16%	16%

The Company accounts for stock-based employee compensation related to our 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, we record compensation expense based on the value of the award as measured on the grant date and recognize that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation for the years ended September 30, 2011, 2010, and 2009 were $4, $12, and $48, respectively.

In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. In October 2008, the Compensation Committee suspended consideration of distributions or awards under this plan, and as of September 30, 2011, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

NOTE 14–INCOME TAXES

Income tax expense (benefit) for each of the periods shown below consisted of the following:

	2011	2010	2009
Current tax provision / (benefit)
Federal	$(180)	$694	$(1,145)
State	17	8	(313)

	(163)	702	(1,458)
Deferred tax benefit
Federal	299	(1,341)	(505)
State	1	(316)	(126)

	300	(1,657)	(631)

Total	$137	$(955)	$(2,089)

The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	2011		2010		2009

Tax expense at statutory Rate	$112	34.0%	$(2,735)	34.0%	$(1,794)	34.0%
State income taxes net of exception	18	5.37%	(131)	5.37%	(295)	5.60%
Goodwill impairment	-	0.0%	1,901	(27.37%)	-	-
Other permanent differences	7	2.02%	10	(0.13%)	-	-

Total	$137	41.39%	$(955)	11.87%	$(2,089)	39.60%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 30, 2011 and 2010, respectively:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$1,928	$1,632
Deferred loan costs/fees	366	250
Director/officer compensation plans	1,360	1,206
Net unrealized loss on securities available for sale	1,406	3,321
Impairment loss	72	1,338
Other	229	173

Deferred tax assets	$5,361	$7,920

Deferred tax liabilities:
Office properties and equipment	(902)	(1,085)
Federal Home Loan Bank stock	(64)	(67)
Core deposit intangible	(42)	(157)
481a adjustment	(82)	(144)
Other	(108)	(140)

Deferred tax liabilities	(1,198)	(1,593)

Net deferred tax assets	$4,163	$6,327

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Critical Accounting Policies” above. At September 30, 2011 and 2010, respectively, management determined that no valuation allowance was necessary.

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of September 30, 2011, years open to examination by the Internal Revenue Service include all taxable years after the taxable year ended September 30, 2006. The years open to examination by state and local government authorities varies by jurisdiction.

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

The Company’s policy is to recognize interest and penalties related to income tax issues as components of interest expense and miscellaneous expense, respectively. During the years ended September 30, 2011 and 2010, the Company did not recognize any interest or penalties related to income tax issues in its statement of operations. The Company has no accrual for the payments of interest and penalties related to income tax issues as of September 30, 2011 or 2010.

NOTE 15 – EARNINGS PER SHARE

Earnings (loss) per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share for the last three fiscal years is as follows:

	2011	2010	2009

Basic
Net income (loss)	$193	$(7,091)	$(3,183)

Weighted average common shares outstanding	5,117,164	5,119,807	5,365,122

Basic earnings (loss) per share	$0.04	$(1.39)	$(0.59)

Diluted
Net income (loss)	$193	$(7,091)	$(3,183)

Weighted average common shares outstanding for basic earnings per share	5,117,164	5,119,807	5,365,122
Add: Dilutive stock options outstanding	$-	$-	$-

Average shares and dilutive potential common shares	5,117,164	5,119,807	5,365,122

Diluted earnings (loss) per share	$0.04	$(1.39)	$(0.59)

NOTE 16 – CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

The following condensed balance sheets as of September 30, 2011 and 2010; and condensed statements of operations and cash flows for each of the years in the three-year period ended September 30, 2011, for Citizens Community Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

CONDENSED BALANCE SHEETS

September 30,

	2011	2010

ASSETS
Cash and cash equivalents	$542	$740
Investment in subsidiary	52,346	49,137
Note receivable - ESOP	-	-

Total assets	$52,888	$49,877

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	$52,888	$49,877

STATEMENT OF OPERATIONS

	2011	2010	2009

Income - interest and dividends	$-	$-	$128
Expenses - other	338	325	459

Loss before provision for income taxes and equity in undistributed net income (loss) of subsidiary	(338)	(325)	(331)

Benefit for income taxes	(135)	(110)	(140)

Loss before equity in undistributed net income (loss) of subsidiary	(203)	(215)	(191)

Equity in undistributed net income (loss) of subsidiary	396	(6,876)	(2,992)

Net income (loss)	$193	$(7,091)	$(3,183)

STATEMENT OF CASH FLOWS

	2011	2010	2009

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$193	$(7,091)	$(3,183)
Provision for stock options	5	12	48
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed (income) loss of subsidiary	(396)	6,876	2,992

Net cash provided by (used in) operating activities	(198)	(203)	(143)

Cash flows from investing activities:
Investment in subsidiary	-	-	(7,573)
Loan to ESOP	-	-	-
Principal received on ESOP loan	-	-	311

Net cash provided by (used in) investing activities	-	-	(7,262)

Cash flows from financing activities:
Sale of common stock	-	-	-
Repurchase shares of common stock	-	-	(5,260)
Stock options exercised	-	-	-
Cash dividends paid	-	-	(1,146)

Net cash provided by (used in) financing activities	-	-	(6,406)

Net increase (decrease) in cash and cash equivalents	(198)	(203)	(13,811)
Cash and cash equivalents at beginning of year	740	943	14,754

Cash and cash equivalents at end of year	$542	$740	$943

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

ITEM 9A. CONTROLS AND PROCEDURES

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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2011, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 at reaching a level of reasonable assurance.

The report of management required under this Item 9A is included under Item 8 of this report along with the Company’s consolidated financial statements under the heading “Report by Citizens Community Bancorp, Inc.’s Management on Internal Control over Financial Reporting” and is incorporated herein by reference.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firms pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2012. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are David Westrate (Chairman), Richard McHugh and Brian Schilling.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Security Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Transactions with Related Persons” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2012. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2012.

Equity Compensation Plan [Information]

The following table sets forth information as of September 30, 2011, with respect to compensation plans under which shares of common stock were issued:

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	160,353	$6.70	740,455
Equity compensation plans not approved by security holders	-	$-	-

Total	160,353	$6.70	740,455

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:

Consolidated Balance Sheets as of September 30, 2011, and 2010

Consolidated Statements of Operations for the Years Ended September 30, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended September 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows For the Years Ended September 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) Exhibits

3.1	Articles of Incorporation of the Registrant. (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)
3.2	Bylaws of the Registrant. (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)
10.1+	Citizens Community Bancorp, Inc. 2004 Stock Option Plan. (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)
10.2+	Citizens Community Bancorp, Inc. 2004 Recognition and Retention Plan. (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)
10.3+	Citizens Community Bancorp, Inc. Supplemental Executive Retirement Plan. (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)
10.4	Citizens Community Bancorp, Inc. Tax Allocation Agreement. (Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2004 and incorporated herein by reference.)
10.5+	Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan. (Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A for its 2008 Annual Meeting of Stockholders and incorporated herein by reference.)
10.6+	Employment Agreement by and between Edward H. Schaefer and Citizens Community Federal dated effective as of July 1, 2010. (Filed as Exhibit 99.1 to the Company’s current report on Form 8-K dated as of June 25, 2010 and incorporated herein by reference.)
10.7+	Letter Agreement by and between Edward H. Schaefer and Citizens Community Bancorp, Inc. dated effective as of September 30, 2011. (Filed as Exhibit 99.1 to the Company’s current report on Form 8-K dated as of October 3, 2011 and incorporated herein by reference.)
10.8+	Form of Restricted Stock Grant Agreement under the Citizens Community Bancorp, Inc. 2004 Recognition and Retention Plan. (Filed as Exhibit 10.7 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 and incorporated herein by reference.)
10.9+	Form of Incentive Stock Option Agreement under the Citizens Community Bancorp, Inc. 2004 Stock Option and Incentive Plan. (Filed as Exhibit 10.8 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 and incorporated herein by reference.)
14	Citizens Community Bancorp, Inc. Code of Conduct and Ethics. (Filed as Exhibit 14 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 and incorporated herein by reference.)

16	Letter Regarding Change in Auditors (filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 31, 2010).
21	Subsidiaries of the Company as of September 30, 2011. (Filed as Exhibit 21 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 and incorporated herein by reference.)
23.1	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).
23.2	Consent of Independent Registered Public Accounting Firm (Wipfli, LLP).
31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-15(e) Certification of the Company’s Principal Financial and Accounting Officer
32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements**

+	A management contract or compensatory plan or arrangement

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: December 21, 2011	By:	/s/ Edward H. Schaefer

Edward H. Schaefer
Chief Executive Officer

Date: December 21, 2011	By:	/s/ Mark C. Oldenberg

Mark C. Oldenberg
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard McHugh	December 21, 2011

Richard McHugh Chairman of the Board

By:	/s/ Edward H. Schaefer	December 21, 2011

Edward H. Schaefer Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael L. Swenson	December 21, 2011

Michael Swenson Director

By:	/s/ Brian R. Schilling	December 21, 2011

Brian R. Schilling Director and Treasurer

By:	/s/ David B. Westrate	December 21, 2011

David B. Westrate Director

By:	/s/ Timothy A. Nettesheim	December 21, 2011

Timothy A. Nettesheim Vice Chairman of the Board

By:	/s/ Mark C. Oldenberg	December 21, 2011

Mark C. Oldenberg Chief Financial Officer (Principal Financial and Accounting Officer)