Form 10-Q
period 2011-12-31
Citizens Community Bancorp Inc.
filed 2012-02-10
CIK 1367859

UNITED STATES

SECURIT1ES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

At February 10, 2012 there were 5,133,050 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.

FORM 10-Q

DECEMBER 31, 2011

2	Page

ITEM 1. FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Balance Sheets

December 31, 2011 (unaudited) and September 30, 2011 (derived from audited financial statements)

(in thousands, except share data)

	December 31, 2011	September 30, 2011

Assets

Cash and cash equivalents	$ 19,397	$ 31,763
Other interest-bearing deposits	9,345	9,543
Securities available for sale (at fair value)	54,005	44,338
Federal Home Loan Bank stock	5,787	5,787
Loans receivable	430,689	431,746
Allowance for loan losses	(5,536)	(4,898)
Loans receivable — net	425,153	426,848

Office properties and equipment — net	5,979	6,696
Accrued interest receivable	1,592	1,508
Intangible assets	400	483
Foreclosed and repossessed assets	1,031	1,360
Other assets	8,116	8,231

TOTAL ASSETS	$530,805	$536,557

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$444,130	$448,973
Federal Home Loan Bank advances	29,600	30,400
Accrued interest payable and other liabilities	4,356	4,296
Total liabilities	478,086	483,669

Stockholders’ equity:
Common stock — 5,133,050 and 5,133,570 shares, respectively	51	51
Additional paid-in capital	53,939	53,934
Retained earnings	909	1,323
Unearned deferred compensation	(97)	(102)
Accumulated other comprehensive loss	(2,083)	(2,318)
Total stockholders’ equity	52,719	52,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$530,805	$536,557

See accompanying condensed notes to unaudited consolidated financial statements.

3	Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Operations (unaudited)

Three Months Ended December 31, 2011 and 2010

(in thousands, except per share data)

	Three Months Ended
	December 31,	December 31,
	2011	2010

Interest and Dividend Income:
Interest and fees on loans	$6,802	$7,269
Interest on investments	341	690
Total interest and dividend income	7,143	7,959
Interest expense:
Interest on deposits	1,495	1,989
Interest on borrowed funds	330	607
Total interest expense	1,825	2,596
Net interest income	5,318	5,363
Provision for loan losses	1,540	1,600
Net interest income after provision for loan losses	3,778	3,763
Noninterest income:
Total other-than-temporary impairment losses	(3,002)	(1,980)
Portion of loss recognized in other comprehensive loss (before tax)	2,329	1,410
Net gains on sale of available-for-sale securities	83	—
Net losses on available for sale securities	(590)	(570)
Service charges on deposit accounts	387	374
Loan fees and service charges	120	235
Other	133	108
Total noninterest income	50	147

Noninterest expense:
Salaries and related benefits	2,151	2,017
Occupancy — net	606	643
Office	274	374
Data processing	351	165
Amortization of core deposit	83	83
Advertising, marketing and public relations	53	48
FDIC premium assessment	180	270
Professional services	312	287
Other	498	410
Total noninterest expense	4,508	4,297

Loss before provision for income tax	(680)	(387)
Benefit for income taxes	(266)	(148)
Net loss attibutable to common stockholders	$ (414)	$ (239)

Per share information:
Basic loss	$ (0.08)	$ (0.05)
Diluted loss	$ (0.08)	$ (0.05)
Dividends paid	$ —	$ —

See accompanying condensed notes to unaudited consolidated financial statements.

4	Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statement of

Comprehensive Income (unaudited)

Three Months Ended December 31, 2011 and 2010

(in thousands, except per share data)

	Three Months Ended
	December 31, 2011	December 31, 2010
Net loss attibutable to common stockholders	$(414)	$ (239)
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during period	(220)	1,790
Less: reclassification adjustment for gains included in net income	50	—
Change for realized losses on securities available for sale for OTTI write-down	404	342
Unrealized gains (losses) on securities	234	2,132
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains (losses)	1	30
Other comprehensive income, net of tax	235	2,162
Comprehensive (loss) income	$(179)	$1,923

See accompanying condensed notes to unaudited consolidated financial statements.

5	Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statement of

Changes in Stockholders’ Equity (unaudited)

Three Months Ended December 31, 2011

(in thousands, except Shares)

	Common Stock		Additional Paid-in	Retained	Unearned	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Equity
Balance, September 30, 2011	5,133,570	$51	$53,934	$1,323	$(102)	$(2,318)	$52,888
Net loss				(414)			(414)
Other comprehensive income						235	235
Forfeiture of unvested shares — 520 shares	(520)		—		—
Stock option expense			5				5
Amortization of restricted stock					5		5
Balance, December 31, 2011	5,133,050	$51	$53,939	$ 909	$ (97)	$(2,083)	$52,719

See accompanying condensed notes to unaudited consolidated financial statements.

6	Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended December 31, 2011 and 2010

(in thousands, except per share data)

	Three Months Ended
	December 31, 2011	December 31, 2010

Cash flows from operating activities:
Net loss attributable to common stockholders	$ (414)	$ (239)
Adjustments to reconcile net income to net cash provided by operating activities:
Net securities amortization	108	(97)
Depreciation	258	305
Provision for loan losses	1,540	1,600
Net realized gain on sale of securities	(83)	—
Impairment on mortgage-backed securities, net of recoveries	673	620
Amortization of core deposit intangible	83	83
Amortization of restricted stock	5	1
Provision for stock options	5	—
Loss on sale of office properties	134	—
Net loss (gain) on disposal of foreclosed properties	(2)	5
Provision for valuation allowance on foreclosed properties	25	135
Decrease (increase) in accrued interest receivable and other assets	(239)	770
Increase (decrease) in other liabilities	61	(642)
Total adjustments	2,568	2,780
Net cash provided by operating activities	2,154	2,541
Cash flows from investing activities:
Purchase of securities available for sale	(15,647)	—
Net decrease in interest-bearing deposits	198	—
Proceeds from sale of securities available-for-sale	3,888	—
Principal payments on securities available for sale	1,783	3,932
Proceeds from sale of foreclosed properties	541	184
Net decrease in loans	34	4,003
Net capital expenditures	(138)	(487)
Net cash received from sale of office properties	464	—
Net cash (used in) provided by investing activities	(8,877)	7,632
Cash flows from financing activities:
Net decrease in Federal Home Loan Bank advances	(800)	(21,400)
Net (decrease) increase in deposits	(4,843)	6,091
Net cash used in financing activities	(5,643)	(15,309)
Net decrease in cash and cash equivalents	(12,366)	(5,136)
Cash and cash equivalents at beginning of period	31,763	72,438
Cash and cash equivalents at end of period	$19,397	$67,302

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$ 1,482	$ 1,992
Interest on borrowings	$ 330	$ 676
Income taxes	$ 5	$ 3

Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$ 134	$ 192

See accompanying condensed notes to unaudited consolidated financial statements.

7	Page

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

The consolidated income (loss) of the Company is principally derived from the Bank’s income. The Bank originates residential and consumer loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 26 full-service offices; eight stand-alone locations and 18 branches predominantly located inside Walmart Supercenters.

The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

In preparing these financial statements, we evaluated the events and transactions that occurred through February 10, 2012, the date on which the financial statements were available to be issued. As of February 10, 2012, there were no subsequent events which required recognition or disclosure.

The accompanying interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Unless otherwise stated, all amounts are in thousands.

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

8	Page

Securities — Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses and losses deemed other than temporarily impaired due to non-credit issues being reported in other comprehensive income, net of tax. Unrealized losses deemed other-than-temporarily due to credit issues are reported in operations in the period in which the losses arise. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.

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

A loan is impaired when full payment under the loan terms is not expected. Troubled debt restructurings (“TDRs”) are individually evaluated for impairment. See Note 3 “Loans/Allowance for Loan Losses and Impaired Loans” for information on what we consider to be a TDR. If a loan is impaired, a specific allowance is established so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the

9	Page

fair value of collateral if repayment is expected solely from the underlying collateral of the loan. Large groups of smaller balance homogeneous loans, such as non-classified consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Foreclosed and Repossessed Assets — Assets acquired through, or instead of loan foreclosure are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and included in Non-interest Expense, Other on the consolidated statement of operations. Foreclosed and repossessed asset balances were $1,031 and $1,360 at December 31, and September 30, 2011, respectively.

Income Taxes — The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 6 for details on the Company’s income taxes.

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

Earnings Per Share — Basic earnings per common share is net income or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable during the period, consisting of stock options outstanding under the Company’s stock incentive plan.

Reclassifications — Certain items previously reported were reclassified for consistency with the current presentation.

Adoption of New Accounting Standards — In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income” ASU 2011-05 requires the presentation of comprehensive income in either a single continuous financial statement or two separate, but consecutive financial statements. ASU 2011-05 also includes a provision requiring the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which deferred this requirement in order to allow the FASB more time to determine whether reclassification adjustments should be required to be presented on the face of the financial statements. For public entities, ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods beginning after December 15, 2011, and are required to be applied retrospectively. Early adoption is permitted. The Company has adopted ASUs 2011-05 and 2011-12 effective October 31, 2011, electing to present a consolidated statement of comprehensive income separate from, but consecutive to, its statement of operations. The adoption of ASUs 2011-05 and 2011-12 had no material effect on the Company’s results of operations, financial position or cash flows.

10	Page

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

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860); Reconsideration of Effective Control for Repurchase Agreements”. Under the amended guidance, a transferor maintains effective control over transferred financial assets if there is an agreement between both entities which obligates the transferor to repurchase the financial assets before maturity. In addition, the following requirements must be met: (a) the financial asset to be repurchased or redeemed is the same or substantially the same as that transferred, (b) the agreement is to repurchase or redeem the transferred financial asset before maturity at a fixed or determinable price, and (c) the agreement is entered into contemporaneously with, or in contemplation of the transfer. This guidance is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. Early adoption is permitted. The Company adopted this guidance effective October 1, 2011. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Significant unobservable inputs that reflect our own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

11	Page

Assets Measured on a Recurring Basis

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Securities available for sale:
U.S. Agency mortgage-backed securities	$15,339	$ —	$15,339	$ —
U.S.Agency floating Rate Bonds	24,316	—	24,316	—
Fannie Mae mortgage-backed securities	6,052	—	6,052	—
Non-agency mortgage-backed securities	8,298	—	—	8,298
Total	$54,005	$ —	$45,707	$8,298

September 30, 2011:
Securities available for sale:
U.S. Agency mortgage-backed securities	$ 9,983	$ —	$ 9,983	$ —
U.S.Agency floating Rate Bonds	25,212	—	25,212	—
Non-agency mortgage-backed securities	9,143	—	—	9,143
Total	$44,338	$ —	$35,195	$9,143

Assets Measured on a Nonrecurring Basis

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 30, 2011:
Foreclosed and repossessed assets	$1,031	$ —	$ —	$1,031
Loans restructured in a troubled debt restructuring	6,724	—	—	6,724
Total	$7,755	$ —	$ —	$7,755

September 30, 2011:
Foreclosed and repossessed assets	$1,360	$ —	$ —	$1,360
Loans restructured in a troubled debt restructuring	6,018	—	—	6,018
Total	$7,378	$ —	$ —	$7,378

Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Bank, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturities, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. We had an independent valuation of all Level 3 securities in the current quarter. Based on this valuation, we recorded pre-tax other than temporary impairment of $673 during the three months ended December 31, 2011.

12	Page

The fair value of foreclosed assets is determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, we utilize independent third party appraisals to support our own estimates and judgments in determining fair value.

The following table presents a reconciliation of residential mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended December 31, 2011 and 2010:

	Three Months Ended
	December 31, 2011	December 31, 2010

Balance beginning of period	$ 9,143	$24,999
Total (gains) or losses (realized/unrealized):
Included in earnings	(673)	(620)
Included in other comprehensive loss	606	3,632
Sales	—	—
Payments, accretion and amortization	(778)	(2,735)

Balance end of period	$ 8,298	$25,276

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

Federal Home Loan Bank (FHLB) Stock

Federal Home Loan Bank Stock is carried at cost, which is its redeemable fair value since the market for the stock is restricted (See Note 8 to the Company’s consolidated financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on December 21, 2011 for additional information).

Accrued Interest Receivable and Payable

Due to their short-term nature, the carrying amounts of accrued interest receivable and payable, respectively, were considered to be a reasonable estimate of fair value.

13	Page

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date. The fair value of certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates.

Federal Home Loan Bank Advances

The fair value of long-term borrowed funds is estimated using discounted cash flows based on the Bank’s current incremental borrowing rates for similar borrowing arrangements. The carrying value of short-term borrowed funds approximates its fair value.

Off-Balance-Sheet Instruments

The fair value of off-balance sheet commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the customers. Since this amount is immaterial to the Company, no amounts for fair value are presented.

The carrying amount and estimated fair value of financial instruments were as follows:

	December 31, 2011		September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$ 19,397	$ 19,397	$ 31,763	$ 31,763
Interest-bearing deposits	9,345	9,345	9,543	9,543
Securities available for sale	54,005	54,005	44,338	44,338
FHLB stock	5,787	5,787	5,787	5,787
Loans receivable	425,153	451,844	426,848	453,112
Accrued interest receivable	1,592	1,592	1,508	1,508

Financial liabilities:
Deposits	$444,130	$450,123	$448,973	$454,933
FHLB advances	29,600	31,541	30,400	32,454
Accrued interest payable	128	128	114	114

NOTE 3 — LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

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

14	Page

Changes in the ALL for the periods presented below were as follows:

	Real Estate	Consumer	Total
December 31, 2011 and Three Months then Ended:
Allowance for Loan Losses:
Beginning balance, October 1, 2011	$1,907	$2,991	$4,898
Charge-offs	(383)	(582)	(965)
Recoveries	—	63	63
Provision (1)	654	886	1,540

Ending balance, December 31, 2011	$2,178	$3,358	$5,536

Ending balance: individually evaluated for impairment	$560	$303	$863

Ending balance: collectively evaluated for impairment	$1,618	$3,055	$4,673

Loans Receivable:
Ending balance	$282,393	$148,549	$430,942

Ending balance: individually evaluated for impairment	$5,399	$1,325	$6,724

Ending balance: collectively evaluated for impairment	$276,994	$147,224	$424,218

Sepember 30, 2011 and Twelve Months then Ended:

Allowance for Loan Losses:
Beginning balance, October 1, 2010	$1,562	$2,583	$4,145
Charge-offs	(2,476)	(2,882)	(5,358)
Recoveries	46	201	247
Provision (1)	2,775	3,089	5,864

Ending balance, September 30, 2011	$1,907	$2,991	$4,898

Ending balance: individually evaluated for impairment	$381	$263	$644

Ending balance: collectively evaluated for impairment	$1,526	$2,728	$4,254

Loans Receivable:
Ending balance	$275,339	$157,425	$432,764

Ending balance: individually evaluated for impairment	$5,429	$1,233	$6,662

Ending balance: collectively evaluated for impairment	$269,910	$156,192	$426,102

(1)	The Bank does not have historical data disaggregating provision for loan losses between real estate and consumer loans. Therefore, the provision for loan losses has been allocated between real estate and consumer loans for each period presented based on the ratio of real estate and consumer net loan charge-offs for that period.

15	Page

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

Loans receivable as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer Loans		Total Loans
	December 31, 2011	September 30, 2011	December 31, 2011	September 30, 2011	December 31, 2011	September 30, 2011
Performing loans
Performing TDR loans	$3,679	$3,191	$784	$914	$4,463	$4,105
Performing loans other	272,162	264,838	147,889	155,846	420,051	420,684

Total performing loans	275,841	268,029	148,673	156,760	424,514	424,789

Nonperforming loans (1)
Nonperforming TDR loans	1,887	2,238	374	319	$2,261	$2,557
Nonperforming loans other	3,015	3,452	899	948	3,914	4,400

Total nonperforming loans	4,902	5,690	1,273	1,267	6,175	6,957

Total loans	$280,743	$273,719	$149,946	$158,027	$430,689	$431,746

(1)	Nonperforming loans are defined as loans that (a) are 91+ days past due and nonaccruing, or (b) TDR loans restructured at a 0% interest rate that were 91+ days past due and nonaccruing at the time of restructuring.

An aging analysis of the Bank’s real estate and consumer loans as of December 31, 2011 and September 30, 2011 is as follows:

	1 Month Past Due	2 Months Past Due	Greater Than 3 Months	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2011:
Real estate loans	$3,553	$1,296	$3,334	$8,183	$272,560	$280,743	$—
Consumer loans	2,824	898	908	4,630	145,316	149,946	—

Total	$6,377	$2,194	$4,242	$12,813	$417,876	$430,689	$—

Sepember 30, 2011:
Real estate loans	$3,867	$1,877	$3,452	$9,196	$264,523	$273,719	$—
Consumer loans	2,517	868	948	4,333	153,694	158,027	—

Total	$6,384	$2,745	$4,400	$13,529	$418,217	$431,746	$—

A summary of the Bank’s impaired loans as of December 31, 2011 and September 30, 2011 is as follows:

16	Page

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2011 and Three Months then Ended:
With no related allowance recorded:
Real estate loans	$3,211	$3,211	$—	$3,414	$18
Consumer loans	405	405	—	$456	4
With an allowance recorded:
Real estate loans	2,183	2,183	523	$1,998	12
Consumer loans	925	925	340	$826	7
Total:
Real estate loans	5,399	5,399	523	5,412	30
Consumer loans	$1,325	$1,325	$340	$1,282	$11

Sepember 30, 2011 and Twelve Months then Ended:
With no related allowance recorded:
Real estate loans	$3,616	$3,616	$—	$2,262	$95
Consumer loans	506	506	—	$359	22
With an allowance recorded:
Real estate loans	1,813	1,813	381	$1,555	29
Consumer loans	727	727	263	$843	16
Total:
Real estate loans	5,429	5,429	381	3,817	124
Consumer loans	$1,233	$1,233	$263	$1,202	$38

Troubled Debt Restructuring — A TDR includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. A summary of loans modified in a troubled debt restructuring as of December 31, 2011 and during the nine months then ended is as follows:

17	Page

	Real Esta	Consumer	Total

December 31, 2011 and Three Months then Ended:

Accruing / Performing:
Beginning balance	$3,506	$950	$4,456
Principal payments	(33)	(25)	(58)
Charge-offs	—	—	—
Advances	—	3	3
New restructured (1)	7	41	48
Class Transfers (2)	199	(48)	151
Transfers between accrual/non-accrual	—	(137)	(137)

Ending balance	$3,679	$784	$4,463

Non-accrual / Non-performing:
Beginning balance	$1,923	$283	$2,206
Principal payments	(18)	(82)	(100)
Charge-offs	(21)	(80)	(101)
Advances	3	1	4
New restructured	—	32	32
Class Transfers	—	83	83
Transfers between accrual/non-accrual	—	137	137

Ending balance	$1,887	$374	$2,261

Totals:
Beginning balance	$5,429	$1,233	$6,662
Principal payments	(51)	(107)	(158)
Charge-offs	(21)	(80)	(101)
Advances	3	4	7
New restructured	7	73	80
Class Transfers	199	35	234
Transfers between accrual/non-accrual	—	—	—

Ending balance	$5,566	$1,158	$6,724

18	Page

September 30, 2011 and Twelve Months then Ended:

Accruing / Performing:
Beginning balance	$1,402	$415	$1,817
Principal payments	(80)	(140)	(220)
Charge-offs	—	—	—
Advances	35	8	43
New restructured (1)	1,085	422	1,507
Class Transfers (2)	1,275	229	1,504
Transfers between accrual/non-accrual	(211)	16	(195)

Ending balance	$3,506	$950	$4,456

Non-accrual / Non-performing:
Beginning balance	$1,312	$144	$1,456
Principal payments	(42)	(34)	(76)
Charge-offs	—	(31)	(31)
Advances	52	5	57
New restructured	—	—	—
Class Transfers	390	215	605
Transfers between accrual/non-accrual	211	(16)	195

Ending balance	$1,923	$283	$2,206

Totals:
Beginning balance	$2,714	$559	$3,273
Principal payments	(122)	(174)	(296)
Charge-offs	—	(31)	(31)
Advances	87	13	100
New restructured	1,085	422	1,507
Class Transfers	1,665	444	2,109
Transfers between accrual/non-accrual	—	—	—

Ending balance	$5,429	$1,233	$6,662

(1)	“New Restructured” represent loans restructured during the current period that meet TDR criteria in accordance with the Bank’s policy at the time of the restructuring.
(2)	“Class Transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

NOTE 4 — INVESTMENT SECURITIES

The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale as of December 31, 2011 and September 30, 2011, respectively, was as follows:

19	Page

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
U.S. Agency mortgage-backed securities	$15,264	$121	$46	$15,339
U.S. Agency Floating Rate Bonds	24,369	—	53	24,316
Fannie Mae mortgage-backed securities	6,030	22	—	6,052
Non-agency mortgage-backed securities	11,467	—	3,169	8,298
Total investment securities	$57,130	$143	$3,268	$54,005

September 30, 2011
U.S. Agency mortgage-backed securities	$9,719	$264	$—	$9,983
U.S. Agency Floating Rate Bonds	25,215	24	27	25,212
Non-agency mortgage-backed securities	12,918	—	3,775	9,143
Total investment securities	$47,852	$288	$3,802	$44,338

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Significant inputs used to measure the amount related to credit loss include, but are not limited to; default and delinquency rates of underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Consolidated Statement of Operations. Losses other than credit will continue to be recognized in other comprehensive income. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company will not be required to sell the debt security before its anticipated recovery.

A summary of the amount of other-than-temporary impairment related to credit losses on available-for-sale securities that have been recognized in earnings follows:

	Three Months Ended December 31, 2011	Twelve Months Ended September 30, 2011
Beginning balance of the amount of OTTI related to credit losses	$2,408	$9,497
Credit portion of OTTI on securities for which OTTI was not previously recognized	673	620
Cash payments received on a security in excess of the security’s book value adjusted for previously recognized credit portion of OTTI	—	(50)
Credit portion of OTTI on securities in default for which OTTI was previously recognized	—	(2,798)
Credit portion of OTTI previously recognized on securities sold during the period	—	(4,861)

Ending balance of the amount of OTTI related to credit losses	$3,081	$2,408

20	Page

The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of December 31, 2011, there were no borrowings outstanding on the Federal Reserve line of credit.

NOTE 5 — FHLB ADVANCES

A summary of Federal Home Loan Bank advances at December 31, 2011 and September 30, 2011 is as follows:

Maturing during the fiscal year ended September 30,	As of December 31, 2011	Weighted Average Rate	As of September 30, 2011	Weighted Average Rate	2010	Weighted Average Rate
2012	$15,200	4.45%	$16,000	4.46%	$16,000	4.46%
2013	6,750	3.99%	6,750	3.99%	6,750	3.99%
2014	6,150	4.45%	6,150	4.45%	6,150	4.45%
2015	1,500	4.05%	1,500	4.05%	1,500	4.05%
After 2015	0	NA	0	NA	0	NA
Total fixed maturity	$29,600		$30,400		$64,200
Advances with amortizing principal	—		—		—
Total	$29,600		$30,400		$64,200

At December 31, 2011, the Bank’s available and unused portion of this borrowing agreement was approximately $156,000.

Maximum month-end amounts outstanding were $29,600 and $63,300 during the three month periods ended December 31, 2011 and 2010, respectively.

Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $257,000 of real estate mortgage loans.

NOTE 6 — INCOME TAXES

Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Current tax provision / (benefit)
Federal	$327	$224
State	72	68
	399	292
Deferred tax benefit
Federal	(580)	(372)
State	(85)	(68)
	(665)	(440)
Total	$(266)	$(148)

The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

21	Page

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010

Tax expense at statutory Rate	$(231)	34.0%		$(132)	34.0%
State income taxes net of exception	(36)	5.4%		(21)	5.4%
Other permanent differences	1	(0.2%	)	4	(0.2%	)
Total	$(266)	39.1%		$(148)	11.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, and September 30, 2011, respectively:

	December 31, 2011	September 30, 2011
Deferred tax assets:
Allowance for loan losses	$2,179	$1,928
Deferred loan costs/fees	403	366
Director/officer compensation plans	1,324	1,360
Net unrealized loss on securities available for sale	1,250	1,406
Impairment loss	574	72
Other	215	229
Deferred tax assets	$5,945	$5,361

Deferred tax liabilities:
Office properties and equipment	(844)	(902)
Federal Home Loan Bank stock	(64)	(64)
Core deposit intangible	(14)	(42)
481a adjustment	(62)	(82)
Other	(108)	(108)
Deferred tax liabilities	(1,092)	(1,198)
Net deferred tax assets	$4,853	$4,163

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies” above. At December 31, and September 30, 2011, respectively, management determined that no valuation allowance was necessary.

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2011, years open to examination by the Internal Revenue Service include all taxable years after the taxable year ended September 30, 2006. The years open to examination by state and local government authorities varies by jurisdiction.

The tax effects from uncertain tax positions can be recognized in the financial statements, provided the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized, upon ultimate settlement with the relevant tax authority. The Bank applied the foregoing accounting standard to all of its tax positions for which the statute of limitations remains open. As of the date of the accompanying financial statements.

22	Page

The Company’s policy is to recognize interest and penalties related to income tax issues as components of interest expense and miscellaneous expense, respectively. During the years three month periods ended December 31, 2011 and 2010, the Company did not recognize any interest or penalties related to income tax issues in its statement of operations. The Company has no accrual for the payments of interest and penalties related to income tax issues as of December 31, 2011 or 2010.

NOTE 7 — STOCK-BASED COMPENSATION

In February 2005, the Company’s stockholders approved the Company’s Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of December 31, 2011, 90,927 restricted shares were issued and outstanding under this plan. During the year ended September 30, 2011, 20,312 shares were granted to an eligible participant under this plan at a weighted average fair value of $5.24. No shares were granted during either of the three month periods ending December 31, 2011 or 2010, respectively. There were no previously awarded shares that were forfeited in either of the three month periods ending December 31, 2011 or 2010, respectively. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares and $6.18 for 6,832 shares. Compensation expense related to these awards was $5, and $1 for the three month periods ended December 31, 2011 and 2010, respectively.

In February 2005, our stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At December 31, 2011, 248,635 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.70 per share. Options granted vest over a five-year period. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through December 31, 2011, since the plan’s inception, options for 93,980 shares of the Company’s common stock were vested, options for 46,438 shares were unvested, options for 103,659 shares were forfeited and options for 4,558 shares were exercised. Of the 248,635 options granted, 140,418 remained outstanding as of December 31, 2011.

The Company accounts for stock-based employee compensation related to our 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, we record compensation expense based on the value of the award as measured on the grant date and recognize that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation for the three month periods ended December 31, 2011 and 2010 were $5, and $0, respectively.

In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. In October 2008, the Compensation Committee suspended consideration of distributions or awards under this plan, and as of December 31, 2011, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

NOTE 8 — OTHER COMPREHENSIVE INCOME (LOSS)

On October 1, 2011, the Company adopted ASU 2011-05, “Presentation of Comprehensive Income”. In addition to presenting the Consolidated Statement of Comprehensive Income herein, the following table shows the tax effects allocated to each component of other comprehensive income for the three months ended December 31, 2011:

23	Page

	Before-Tax Amount	Tax (Expense)/ Benefit	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding losses arising during period	$(367)	147	$(220)
Less: reclassification adjustment for gains (losses)realized in net income during period	83	(33)	50
Changes for realized losses on securities available for sale for OTTI write-down	673	(269)	404

Defined benefit plans:
Amortization of unrecognized prior service costs and related net gains (losses)	2	(1)	1
Other comprehensive income	$391	$(156)	$235

The changes in the accumulated balances for each component of other comprehensive income for the three months ended December 31, 2011 are as follows:

	Unrealized Gains (losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)

Balance, September 30, 2011	$(2,109)	$(209)	$(2,318)
Current period other comprehensive income, net of tax	234	1	235
Ending balance, December 31, 2011	$(1,875)	$(208)	$(2,083)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

24	Page

Accounting Standards Board (FASB) or other regulatory agencies; further write-downs in the Bank’s mortgage-backed securities portfolio; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank; fluctuation of the Company’s stock price; ability to attract and retain key personnel; ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K, for the year ended September 30, 2011 filed with the Securities and Exchange Commission on December 21, 2011. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

GENERAL

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of December 31, 2011, and the consolidated results of operations for the three months ended December 31, 2011, compared to the same period in the fiscal year ended September 30, 2011. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2011.

PERFORMANCE SUMMARY

The following table sets forth our results of operations and related summary information for the three month periods ended December 31, 2011 and 2010:

SUMMARY RESULTS OF OPERATIONS

(Dollar amounts in thousands, except for per share data)

	Three Months Ended
	December 31,
	2011	2010
Net loss, as reported	$(414)	$(239)
EPS—basic, as reported	$(0.08)	$(0.05)
EBS—diluted, as reported	$(0.08)	$(0.05)
Cash dividends paid	$—	$—

Return on average assets (annualized)	(0.31%)	(0.16%)
Reteurn on average equity (annualized)	(3.11%)	(1.87%)
Efficiency ratio, as reported (1)	74.62%	70.67%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings. A lower ratio indicates greater efficiency.

25	Page

The following is a brief summary of some of the factors that affected our operating results in the three month period ended December 31, 2011. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share and per share amounts, are stated in thousands.

We reported a net loss of ($414) for the three months ended December 31, 2011, compared to a net loss of ($239) for the three months ended December 31, 2010. Both basic and diluted loss per share were ($0.08) for the three months ended December 31, 2011 and ($0.05) for the three months ended December 31, 2010, respectively.

The return on average assets for the three months ended December 31, 2011 and 2010 was (0.31%) and (0.16%), respectively. The return on average equity for the three months ended December 31, 2011 and 2010 was (3.11%) and (1.87%), respectively.

No cash dividends were declared or paid in either of the three month periods ended December 31, 2011 and 2010, respectively.

Key factors behind these results were:

•

Net interest income and net interest margin decreased during the three months ended December 31, 2011 from the comparable periods last year. We continue to see both rate and volume related decreases in both interest income on loans and interest expense on deposits. Reductions in FHLB borrowings led to decreases in interest expense on borrowed funds of $277 for the three month period ended December 31, 2011 over the same prior year period.

•	Net interest income was $5,318 for the three month period ended December 31, 2011, a decrease of $45 or (0.84%) from the three month period ended December 31, 2010.

•	The net interest margin of 4.04% for the three months ended December 31, 2011 represents a 32 bp increase from a net interest margin of 3.73% for the three months ended December 31, 2010.

•

Total loans were $430,689 at December 31, 2011, a decrease of $1,057, or (0.24%) from December 31, 2010. Total deposits were $444,130 at December 31, 2011, a decrease of $4,843 or (1.08%) from December 31, 2010.

•

Net loan charge-offs decreased from $1,333 for the three months ended December 31, 2010 to $902 for the three months ended December 31, 2011. Continued lower levels of net loan charge-offs and non-performing loans led to decreased provision for loan losses of $1,540 for the three month period ended December 31, 2011, compared to $1,600 for the three months ended December 31, 2010. Annualized net loan charge-offs as a percentage of average loans were 0.84% for the three months ended December 31, 2011, compared to 1.15% for the three months ended December 31, 2010. Net loan charge-offs have been gradually decreasing over the past three quarters, primarily due to improved underwriting and collection practices over the past 18 months and improving macroeconomic trends.

•

Non-interest income decreased from $147 for the three months ended December 31, 2010 to $50 for the three months ended December 31, 2011. The primary contributor was other-than-temporary impairment (OTTI) losses on our non-agency mortgage-backed securities portfolio of $673 for the three month period ended December 31, 2011, offset by gains on sale of securities of $83 for the three month period ended December 31, 2011.

•

Non-interest expense increased 4.91%, from $4,297 to $4,508 for the three month period ending December 31, 2010 compared to the three month period ending December 31, 2011, primarily due to a loss on disposal of properties of $134.

CRITICAL ACCOUNTING POLICIES

We have established certain accounting policies, which require use of estimates and judgment. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit to our Form 10-K annual report for the fiscal year ending September 30, 2011, our critical accounting policies are as follows:

26	Page

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

Current authoritative guidance provides that some portion of an unrealized loss may be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component is recorded in earnings as a component of other-than-temporary impairment in the consolidated statements of operations, while the loss component related to other market factors is recognized in other comprehensive income (loss), provided the Bank does not intend to sell the underlying debt security and it is “more likely than not” that the Bank will not have to sell the debt security prior to recovery of the unrealized loss.

We consider the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time, and extent to which, the fair value has been less than the amortized cost.

•	Adverse conditions specifically related to the security, industry or geographic area.

27	Page

•	The historical and implied volatility of the fair value of the security.

•	The payment structure of the debt security and the likelihood of the issuer or underlying borrowers being able to make payments that may increase in the future.

•	The failure of the issuer of the security or the underlying borrowers to make scheduled interest or principal payments.

•	Any changes to the rating of the security by a rating agency.

•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

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

28	Page

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

Income Taxes.

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of December 31, 2011, management does not believe a valuation allowance is necessary.

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

Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest income earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three month periods ended December 31, 2011 and 2010, respectively.

Net interest income was $5,318 for the three months ended December 31, 2011, compared to $5,363 for the three months ended December 31, 2010. The net interest margin for the three months ended December 31, 2011 was 4.04% compared to 3.73% for the three months ended December 31, 2010. The 31 bp increase in net interest margin was primarily attributable to a corresponding 31 bp increases in interest rate spread. The primary factor is a decrease in the average balance of outstanding higher rate FHLB borrowings. $13,200 of FHLB borrowings have matured since December 31, 2010. As the FHLB borrowings continue to mature, we anticipate that they will be replaced with lower rate borrowings as a source of funding as needed.

As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $202 in net interest income for the three months ended December 31, 2011, compared to the comparable prior year period. The decrease and changes in the composition of interest earning assets resulted in a $228 decrease in interest income for the three months ended December 31, 2011, compared to the comparable prior year period. Rate changes on interest earning assets decreased interest income by $588 for the three month period ended December 31, 2011. This decrease was partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $341 over the same prior year period, for a net impact of a $247 decrease in net interest income due to changes in interest rates during the three month period ended December 31, 2011. The decreases in balances of CDs and FHLB Advances, are the primary factors affecting volume changes. Rate decreases on all asset and deposit categories are reflective of the current overall lower market interest rate environment versus the same period last year.

29	Page

We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. Continued low interest rates will enable us to experience a favorable interest rate margin.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2011 for each of the three-month periods shown below. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.

Average interest earning assets were $522,053 for the three month period ended December 31, 2011, compared to $571,190 for the comparable prior year period. Interest income on interest earning assets was $7,143 for the three month period ended December 31, 2011 compared to $7,959 for the comparable prior year period. Interest income is comprised primarily of interest income on loans and interest income on available for sale securities. Interest income on loans was $6,802 for the three month period ended December 31, 2011, compared to $7,269 for the comparable prior year period. Interest income on available for sale securities was $309 for the three month period ended December 31, 2011 compared to $649 for the comparable prior year period. The decrease in loan interest income was primarily due to decreased loan volumes and a continued lower interest rate environment. Decreases in interest income on available for sale securities were primarily due to two factors. First, we apply interest payments to principal on specific securities on which we had previously recorded other-than-temporary impairment. Also, we sold several higher risk non-agency mortgage backed securities and reinvested the proceeds in lower risk and lower yielding agency and floating rate bonds.

Average interest bearing liabilities were $477,017 for the three month period ended December 31, 2011, compared to $534,082 for the comparable prior year period. Interest expense on interest bearing liabilities was $1,825 for the three month period ended December 31, 2011 compared to $2,596 for the comparable prior year period. Interest expense is comprised primarily of interest expense on money market accounts, certificates of deposit and FHLB advances. Decreases were due to decreased balances of FHLB advances which carry higher interest rates than deposits, and lower rates paid on money market accounts and certificates of deposit.

For the three months ended December 31, 2011, interest expense on interest-bearing deposits increased $170 from the volume and mix changes and decreased $324 from the impact of the rate environment, resulting in an aggregate decrease of $494 in interest expense on interest-bearing deposits. Average FHLB advances decreased $23,475 for the three month period ended December 31, 2011 compared to the comparable prior year period. Interest expense on FHLB advances was $330 for the three month period ended December 31, 2011, compared to $607 for the comparable prior year period. The decreases were due to scheduled maturities on certain FHLB advances in 2010 and 2011. As noted above, the Bank has pursued increases in customer deposits at competitively lower interest rates, in part to replace FHLB Advances, which represent a higher interest rate source of funds.

30	Page

NET INTEREST INCOME ANALYSIS

(Dollar amounts in thousands)

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

	Three months ended Dec 31, 2011			Three months ended Dec 31, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average interest-earning assets:
Cash and cash equivalents	$26,315	$13	0.20%	$71,676	$41	0.23%
Loans	432,218	6,802	6.24%	453,087	7,269	6.36%
Interest-bearing deposits	9,494	18	0.75%	—	—	0.00%
Securities available for sale	48,239	309	2.54%	40,640	649	6.34%
FHLB stock	5,787	1	0.07%	5,787	—	0.00%

Total interest earning assets	$522,053	$7,143	5.43%	$571,190	$7,959	5.53%

Average interest-bearing liabilities:
Savings Accounts	$24,270	$5	0.08%	$26,207	$17	0.26%
Demand deposits	23,644	1	0.02%	21,905	4	0.07%
Money Market	152,862	277	0.72%	154,846	433	1.11%
CD’s	221,774	1,100	1.97%	253,708	1,416	2.21%
IRA’s	24,667	112	1.80%	24,141	119	1.96%

Total deposits	447,217	1,495	1.33%	480,807	1,989	1.65%

FHLB Advances	29,800	330	4.39%	53,275	607	4.52%

Total interest bearing liabilities	$477,017	$1,825	1.52%	$534,082	$2,596	1.93%

Net interest income		$5,318			$5,363

Interest rate spread			3.91%			3.60%

Net interest margin			4.04%			3.73%

Average interest-earning assets to average interest-bearing liabilities			1.09			1.07

31	Page

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

RATE / VOLUME ANALYSIS

(Dollar amounts in thousands)

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(23)	$(5)	$(28)
Loans	(330)	(137)	(467)
Interest-bearing deposits	18	—	18
Securities available for sale	106	(446)	(340)
FHLB stock	1	—	1

Total interest earning assets	(228)	(588)	(816)

Interest expense:
Savings Accounts	(1)	(11)	(12)
Demand deposits	—	(3)	(3)
Money Market	(5)	(151)	(156)
CD’s	(167)	(149)	(316)
IRA’s	3	(10)	(7)

Total deposits	(170)	(324)	(494)

FHLB Advances	(260)	(17)	(277)

Total interest bearing liabilities	(430)	(341)	(771)

Net interest income	$202	$(247)	$(45)

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”), based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Based on increased historical charge off ratios and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Policies — Allowance for Loan Losses”, the provision necessary to ensure an adequate ALL continues to remain at elevated levels. Specifically, our customers’ ability to repay loans continues to be adversely affected by higher unemployment rates, and depressed housing prices are causing increases in collateral deficiencies on real estate loans. With both local and national unemployment rates improving slightly in the past quarters, we anticipate our actual charge-off experience to stabilize throughout the fiscal year ending September 30, 2012.

32	Page

Net loan charge-offs for the three month period ended December 31, 2011 were $902, compared to $1,333 for the comparable prior year period. Annualized net charge-offs to average loans were 0.84% for the three months ended December 31, 2011 compared to 1.18% for the three months ended December 31, 2010. Non-accrual loans were $4,242 at December 31, 2011 compared to $4,400 at September 30, 2011. Non-accrual loans plus performing non-accrual TDRs totaled $6,175 at December 31, 2011 compared to $6,265 at September 30, 2011. These favorable changes are primarily due to significant decreases in the levels of 91+ days delinquent loans. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.

We recorded provisions for loan losses of $1,540 and $1,600 for the three month periods ended December 31, 2011and 2010, respectively. Management believes that the provision taken for these three month periods is adequate in view of the present condition of the loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.

Non-Interest Income (Loss). The following table reflects the various components of non-interest income (loss) for the three months ended December 31, 2011 and 2010, respectively.

	Three months ended
	December 31,		%
	2011	2010	Change

Noninterest Income (loss):
Net gains/(losses) on available-for-sale securities	$(590)	$(570)	3.51%
Service charges on deposit accounts	387	374	3.48%
Loan fees and service charges	120	235	(48.94%	)
Other	133	108	23.15%

Total non-interest income	$50	$147	(65.99%	)

Non-interest income was $50 and $1,47 for the three month periods ended December 31, 2011 and 2010, respectively. Changes were due primarily to a $115 decrease in loan fee and service charge income for the three month period ended December 31, 2011 compared to the three month period ended December 31, 2010. The decrease in loan fee and service charge income was primarily due to the loss of credit card fee income following the 2011 sale of the Bank’s credit card portfolio, and a decrease in loan insurance commission income.

Non-Interest Expense. The following table reflects the various components of non-interest expense for the three month periods ended December 31, 2011 and 2010, respectively.

33	Page

	Three months ended
	December 31,		%
	2011	2010	Change
Non-interest Expense:
Salaries and related benefits	$2,151	$2,017	6.64%
Occupancy — net	606	643	(5.75%)
Office	274	374	(26.74%)
Data processing	351	165	112.73%
Amortization of core deposit	83	83	0.00%
Advertising, marketing and public relations	53	48	10.42%
FDIC premium assessment	180	270	(33.33%)
Professional services	312	287	8.71%
Other	498	410	21.46%
Total non-interest expense	$4,508	$4,297	4.91%

Non-interest expense (annualized) / Average assets	3.38%	2.93%

Non-interest expense increased $211, or (4.91%) for the three month period ended December 31, 2011 compared to the comparable prior year period. The non-interest expense (annualized) to average assets ratios were 3.38% and 2.93% for the three month periods ended December 31, 2011 and 2010, respectively. The increases are primarily attributable to; (a) increased data processing costs and (b) a loss on disposal of properties of $134 included in “Other” above. The increased data processing costs are a result of the 2011 migration to a service bureau data processing model and enhancements to the bank’s business continuity plan.

Income Taxes. Income tax benefit was $266 for the three months ended December 31, 2011 compared to income tax benefit of $148 for the three months ended December 31, 2010. The change resulted from the changes in pre-tax loss discussed above.

BALANCE SHEET ANALYSIS

Loans. Loans decreased by $1,057, or (0.24%), to $430,689 as of December 31, 2011 from $431,746 at September 30, 2011. At December 31, 2011, the loan portfolio was comprised of $280,743 of loans secured by real estate, or 65.2% of total loans, and $149,946 of consumer loans, or 34.8% of total loans. At September 30, 2011, the loan portfolio mix included real estate loans of $273,719, or 63.4% of total loans, and consumer loans of $158,027, or 36.6% of total loans. The shift in loan balance mix toward higher real estate loan levels were the result of our recently updated and more conservative underwriting standards, primarily on indirect paper consumer loans. We also continue to experience reduced loan demand in our markets, consistent with decreased loan demand throughout the United States.

Allowance for Loan Losses. The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we maintain an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated statements of operations as PLL. See “Provision for Loan Losses” earlier in this Report. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner, as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and that are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.

34	Page

At least quarterly, we review the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of ASC 450-10, Accounting for Contingencies and ASC 310-10, Accounting by Creditors for Impairment of a Loan, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other factors specific to the markets in which we operate. We continue to refine our ALL methodology by introducing a greater level of granularity to the portfolio. For example, bifurcating consumer loans between indirect paper and other consumer loans; and segmenting real estate loans without an event of delinquency. The additional segmentation of the portfolio is intended to provide a more effective basis for the determination of qualitative factors. In addition, management evaluates its ALL methodology from time to time to assess whether modifications are appropriate in light of underwriting practices, market conditions, identifiable trends, regulatory pronouncements or other factors. Management is continually reviewing its ALL methodology and may make modifications to it as necessary. We believe that any modifications or changes to the ALL methodology would be to enhance the ALL. However, any such modifications could result in materially different allowance levels in future periods.

The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered TDRs. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. We currently have 101 such loans, all secured by real estate or personal property. Their aggregate book value is $6,724 as of December 31, 2011. The total for the 51 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $3,108 for which $863 in specific ALL was recorded as of December 31, 2011.

At December 31, 2011, the ALL was $5,536, or 1.29% of the total loan portfolio, compared to ALL of $4,898, or 1.14% of the total loan portfolio at September 30, 2011. This level was based on our analysis of the loan portfolio risk at December 31, 2011, as discussed above.

All of the factors we take into account in determining ALL in general categories are subject to change; thus the allocations are management’s estimate of the loan loss categories in which the probable and inherent loss has occurred. Currently, management especially focuses on local and national unemployment rates and home prices, as management believes these factors currently have the most impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available. These refinements could also cause increases or decreases in ALL. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were more than 91 days past due at the time of their restructure. The accrual of interest income is discontinued when a loan becomes more than 91 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than become recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

35	Page

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	December 31, 2011 and Three Months Then Ended	September 30, 2011 and Twelve Months Then Ended

Nonperforming assets:
Nonaccrual loans	$4,242	$4,400
Accruing loans past due 90 days or more	—	—

Total nonperforming loans (“NPLs”)	4,242	4,400
Other real estate owned	724	1,153
Other collateral owned	308	207

Total nonperforming assets (“NPAs”)	$5,274	$5,760

Troubled Debt Restructurings (“TDRs”)	$6,724	$6,662

Performing nonaccrual TDRs	$1,933	$1,855

Average outstanding loan balance	$431,218	$443,989

Loans, end of period	$430,689	$431,746

Total assets, end of period	$530,805	$536,557

ALL, at beginning of period	$4,898	$4,145

Loans charged off:
Real estate loans	(383)	(2,476)
Consumer loans	(582)	(2,882)

Total loans charged off	(965)	(5,358)

Recoveries of loans previously charged off:
Real estate loans	—	46
Consumer loans	63	201

Total recoveries of loans previously charged off:	63	247

Net loans charged off (“NCOs”)	(902)	(5,111)

Additions to ALL via provision for loan losses charged to operations	1,540	5,864

ALL, at end of period	$5,536	$4,898

Ratios:
ALL to NCOs (annualized)	1.53	0.96
NCOs (annualized) to average loans	0.84%	1.15%
ALL to total loans	1.29%	1.13%
NPLs to total loans	0.98%	1.02%
NPAs to total assets	0.99%	1.07%
ALL to NPLs plus performing nonaccrual TDRs	89.65%	78.31%

36	Page

Non-performing loans of $4,242 at December 31, 2011, which included $328 of non-performing troubled debt restructured loans reflected a decrease of $158 over $4,400 of non-performing loans at September 30, 2011. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.

Our non-performing assets were $5,274 at December 31, 2011, or 0.99% of total assets. This was down from $5,760, or 1.07% of total assets, at September 30, 2011. The decrease since September 30, 2011 was primarily a result of decreasing delinquencies, a decrease of $158 in nonaccrual loans and a decrease in other real estate owned, slightly offset by an increase in other collateral owned.

Other real estate owned decreased by $429, from $1,153 at September 30, 2011 to $724 at December 31, 2011. Other collateral owned increased $101 during the three months ended December 31, 2011 to $308 from the September 30, 2011 balance of $207. The decrease in other real estate owned was primarily due to several large residential real estate properties sold during the period. The increase in other collateral owned is due to more aggressive credit monitoring and collection practices along with general economic deterioration in the communities we serve.

We believe the favorable trends noted above reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.

Net charge offs for the three months ended December 31, 2011 were $902 compared to $1,333 for the three months ended December 31, 2010. The ratio of annualized net charge-offs to average loans receivable was 0.84% for the three months ended December 31, 2011, compared to 1.15% for the twelve months ended September 30, 2011. Improved net charges-offs, predominantly in real estate loan charge-offs are primarily a result of reduced delinquencies and overall credit quality improvement within the portfolio.

Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test.

Our total investment portfolio was $54,005 at December 31, 2011 compared with $44,338 at September 30, 2011. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase. As of December 31, 2011, the entire remaining book value of the non-agency residential MBS portfolio, which totaled $11,467, has been downgraded from investment grade to below investment grade. The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions. Taking into consideration these developments, we have determined that it is likely the Bank will not collect all amounts due according to the contractual terms of these securities.

As part of our asset and liability management activities, we review our non-agency MBS portfolio on a monthly basis. We analyze credit risk, i.e. the likelihood of potential future OTTI adjustments and current market prices relative to our current book value. We also analyze the impact of these securities on regulatory risk-based capital requirements.

During the three month period ended December 31, 2011, the results of our analysis indicated three of our remaining non-agency residential MBS, with an aggregate book value of approximately $6,275, had additional OTTI of $673.

Despite more favorable market prices in recent months on certain non-agency MBS, we believe that the remaining fair value of our non-agency MBS portfolio, totaling $8,298, is still subject to numerous risk factors outside of our control, such as market volatility and changes in the credit quality of underlying collateral. Future evaluations of fair value could result in additional OTTI losses.

37	Page

On December 31, 2011, all six of our remaining securities included in our non-agency residential MBS portfolio have unrealized losses currently included in accumulated other comprehensive income. These losses represent a 27.6% decline in value in comparison to our amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

The amortized cost and market values of our available-for-sale securities as of the periods indicated below were as follows:

	Amortized Cost	Fair Value

December 31, 2011
U.S. Agency floating rate bonds	$24,369	$24,316
U.S. Agency mortgage-backed securities	15,264	15,339
Fannie Mae mortgage-backed securities	6,030	6,052
Non-agency mortgage-backed securities	11,467	8,298

Totals	$57,130	$54,005

September 30, 2011
U.S. Agency floating rate bonds	$25,215	$25,212
U.S. Agency mortgage-backed securities	9,719	9,983
Non-agency mortgage-backed securities	12,918	9,143

Totals	$47,852	$44,338

As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of December 31, 2011, we held $8,298 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.

The composition of our available-for-sale portfolios by credit rating as of the periods indicated was as follows:

38	Page

	December 31, 2011		September 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Agency	$45,663	$45,707	$34,934	$35,195
AAA	—	—	—	—
A	—	—	—	—
BBB	—	—	—	—
Below investment grade	11,467	8,298	12,918	9,143
Total	$57,130	$54,005	$47,852	$44,338

Based on management’s impairment testing, during the quarter ended December 31, 2011 we determined that additional other-than-temporary impairment loss of $673 was required. At December 31, 2011, the approximate aggregate fair value of the six remaining non-agency securities, for which other-than-temporary impairment of $3,081 has been previously recorded, was $8,298. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2011, balance of OTTI related to credit losses	$2,408
Credit portion of OTTI recognized during the year ended December 31, 2011	673
Cash payments received on a security in exccess of the security’s book valuead justed for previously recognized credit portion of OTTI	—
Credit portion of OTTI previously recognized on a security in default	—
Credit portion of OTTI previously recognized on securities sold during the period	—

December 31, 2011, balance of OTTI related to credit losses	$3,081

Utilizing a third party firm, we will continue to obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis. Our management and Board of Directors will review and consider additional testing in future periods to determine if additional write-downs of the MBS portfolio are warranted.

No securities were pledged as of December 31, 2011.

Deposits. Deposits decreased to $444,130 at December 31, 2011, from $448,973 at September 30, 2011 due to institutional certificate maturities. Deposit growth by product and generated by in-store versus traditional branch locations is as follows:

	In-store	Traditional	Institutional	Total
Non-CD deposits	$(4,992)	$1,368	$—	$(3,624)
CD deposits — customer	2,979	1,014	—	3,993
CD deposits — institutional	—	—	(5,212)	(5,212)
Total deposit growth	$(2,013)	$2,382	$(5,212)	$(4,843)

We continue to strengthen core deposit relationships through effective execution of our in-store branch strategy, and by expanding our deposit product offerings. We also continue to reduce our reliance upon institutional certificates of deposit as a funding source.

The Bank had no brokered deposits as of December 31, or September 30, 2011.

39	Page

Borrowed Funds. FHLB advances decreased from $30,400 as of September 30, 2011, to $29,600 as of December 31, 2011, primarily as a result of payments on various FHLB borrowings as they matured.

Stockholders’ Equity. Total stockholders’ equity was $52,719 at December 31, 2011, versus $52,888 at September 30, 2011. Total stockholders’ equity decreased by $169, primarily as a result of net losses incurred in the current year period partially offset by a decrease in accumulated other comprehensive loss due to favorable market value adjustments to our MBS portfolio.

Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At December 31, 2011, our liquidity ratio was 18.77%, above our targeted liquidity ratio of 10%.

Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; and other short-term investments and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $79,917 of our $219,576 (36.4%) CD portfolio will mature within the next 12 months, we have historically retained over 75% of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching, our retention rate may decrease in the future due to our philosophy of building customer relationships — not just deposit accounts. Through new deposit product offerings to our branch customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In our present interest rate environment, and based on maturing yields this should also improve our cost of funds. We believe that the expansion of our in-store branch network in attracting core deposits will enhance long-term liquidity, a key component to our broader liquidity management strategy.

We maintain access to additional sources of funds including FHLB borrowings and lines of credit with both the Federal Reserve Bank and the United Bankers Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $156,000 available under this arrangement. We also maintain lines of credit of $21,061 with the Federal Reserve Bank, and $5,000 with United Bankers Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on the collateral value of the agency securities being held at the Federal Reserve Bank. The United Bankers Bank line of credit is a discretionary line of credit.

Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2011, the Company had $3,989 in unused commitments, compared to $4,409 in unused commitments as of September 30, 2011. The decrease was primarily due to a decrease in non-mortgage loan commitments from $697 at September 30, 2011 to $42 at December 31, 2011.

Capital Resources. As of December 31, 2011, we were “well capitalized” under applicable Prompt Corrective Action Provisions standards in all regulatory measured categories. Current Office of the Comptroller of Currency (“OCC”) guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

40	Page

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011 (Unaudited)
Total capital (to risk weighted assets)	$58,841,000	14.9%	$31,621,000>=	8.0%	$39,526,000>=	10.0%
Tier 1 capital (to risk weighted assets)	53,900,000	13.6%	15,810,000>=	4.0%	23,715,000>=	6.0%
Tier 1 capital (to adjusted total assets)	53,900,000	10.1%	21,291,000>=	4.0%	26,614,000>=	5.0%
Tangible capital (to tangible assets)	53,900,000	10.1%	7,984,000>=	1.5%	NA	NA

As of September 30, 2010 (Audited)
Total capital (to risk weighted assets)	$58,396,000	14.1%	$33,151,000>=	8.0%	$41,439,000>=	10.0%
Tier 1 capital (to risk weighted assets)	54,182,000	13.1%	16,575,000>=	4.0%	24,863,000>=	6.0%
Tier 1 capital (to adjusted total assets)	54,182,000	10.1%	21,527,000>=	4.0%	26,909,000>=	5.0%
Tangible capital (to tangible assets)	54,182,000	10.1%	8,073,000>=	1.5%	NA	NA

The Bank and the Company each continue to operate under Memoranda of Understanding (the “MOU”), issued December 23, 2009, by the Office of Thrift Supervision (“OTS”) (our former primary federal regulator). The MOU resulted from issues noted during the examination of the Bank conducted by the OTS, the report on which was dated July 27, 2009. The MOU identified the need for improved management and monitoring of (a) business and capital planning, (b) asset quality, (c) liquidity, and (d) concentrations of credit. The MOU also called for a formalized internal audit and compliance plan and prohibits the Bank from declaring dividends, and the Company from issuing debt without the prior consent of our primary regulator (now the OCC). Under the MOU, the Bank is required to maintain Tier 1 and Risk-based Capital levels of 8.0% and 10.0%, respectively, and is considered “Well Capitalized” by our primary regulator. We believe that both the Company and the Bank have adequately addressed all of the issues raised by the MOU in appropriate timeframes originally agreed upon with the OTS, and now enforced by the OCC.

41	Page

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

In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured consumer loans;

•	managing our funding needs by focusing on core deposits and reducing our reliance on brokered deposits and borrowings;

•	originating first mortgage loans, with a clause allowing for payment on demand after a stated period of time;

•	reducing non-interest expense and managing our efficiency ratio;

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure;

•	improving our asset and collateral disposition practices; and

•	focusing on sound and consistent loan underwriting practices based primarily on borrowers’ debt ratios, credit score and collateral values.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.

42	Page

As of December 31, 2011, $245,708 of loans in our portfolio included a payable-on-demand clause. We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate. Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented in this report. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases. It is the Bank’s policy to write the majority of its real estate loans with a payable-on-demand clause. The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity.

The following table sets forth, at September 30, 2011 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments). As of September 30, 2011, due to the current level of interest rates, NPV estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”)	Net Portfolio Value				Net Portfolio Value as $ of
Rate Shock in Rates (1)	Amount	Change	Change		NPV Ratio	Change
	(Dollars in thousands)

+300 bp	$48,629	$5,721	13%		9.16%	118	bp
+200 bp	47,339	4,431	10%		8.87%	89
+100 bp	45,536	2,628	6%		8.50%	52
+50 bp	44,772	1,864	4%		8.33%	35
0 bp	42,908	—	—		7.98%	—
-50 bp	42,562	(346)	(1%	)	7.90%	(8)
-100 bp	43,394	486	1%		8.04%	6

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios.

43	Page

ITEM 4.	CONTROLS AND PROCEDURES

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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2011, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 at reaching a level of reasonable assurance.

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

44	Page

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

Item 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K, for the fiscal year ended September 30, 2011. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. [REMOVED AND RESERVED]

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Principal Financial and Accounting Officer

32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101**	The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

45	Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: February 10, 2012	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: February 10, 2012	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer

46	Page