Form 10-Q
period 2012-03-31
Citizens Community Bancorp Inc.
filed 2012-05-15
CIK 1367859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At May 15, 2012 there were 5,133,050 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.

FORM 10-Q

MARCH 31, 2012

2	Page

PART 1 – FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Balance Sheets

March 31, 2012 (unaudited) and September 30, 2011

(derived from audited financial statements)

(in thousands, except share data)

	March 31, 2012	September 30, 2011

Assets

Cash and cash equivalents	$ 18,395	$ 31,763
Other interest-bearing deposits	2,739	9,543
Securities available for sale (at fair value)	65,156	44,338
Federal Home Loan Bank stock	5,014	5,787
Loans receivable	427,139	431,746
Allowance for loan losses	(5,668)	(4,898)
Loans receivable — net	421,471	426,848

Office properties and equipment — net	5,805	6,696
Accrued interest receivable	1,587	1,508
Intangible assets	316	483
Foreclosed and repossessed assets	1,126	1,360
Other assets	7,172	8,231

TOTAL ASSETS	$528,781	$536,557

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$436,231	$448,973
Federal Home Loan Bank advances	35,100	30,400
Other liabilities	4,297	4,296
Total liabilities	475,628	483,669

Stockholders’ equity:
Common stock — 5,133,050 and 5,133,570 shares, respectively	51	51
Additional paid-in capital	53,944	53,934
Retained earnings	975	1,323
Unearned deferred compensation	(91)	(102)
Accumulated other comprehensive loss	(1,726)	(2,318)
Total stockholders’ equity	53,153	52,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$528,781	$536,557

See accompanying condensed notes to unaudited consolidated financial statements.

3	Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Operations (unaudited)

Three and Six Months Ended March 31, 2012 and 2011

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011

Interest and Dividend Income:
Interest and fees on loans	$6,360	$6,996	$13,162	$14,265
Interest on investments	347	525	688	1,215
Total interest and dividend income	6,707	7,521	13,850	15,480
Interest expense:
Interest on deposits	1,346	1,845	2,841	3,834
Interest on borrowed funds	328	454	658	1,061
Total interest expense	1,674	2,299	3,499	4,895
Net interest income	5,033	5,222	10,351	10,585
Provision for loan losses	1,100	1,650	2,640	3,250
Net interest income after provision for loan losses	3,933	3,572	7,711	7,335
Noninterest income:
Total fair value adjustments and other-than-temporary impairment	251	566	(2,751)	(1,414)
Portion of loss (gain) recognized in other comprehensive loss (income) (before tax)	(251)	(566)	2,078	844
Net gains (losses) on sale of available-for-sale securities	(3)	234	80	234
Net gains (losses) on available for sale securities	(3)	234	(593)	(336)
Service charges on deposit accounts	340	335	727	709
Insurance commissions	14	24	14	48
Loan fees and service charges	101	68	221	279
Other	150	119	283	226
Total noninterest income	602	780	652	926

Noninterest expense:
Salaries and related benefits	2,212	2,093	4,363	4,110
Occupancy — net	616	666	1,222	1,309
Office	303	334	577	708
Data processing	380	191	731	355
Amortization of core deposit	83	83	166	166
Advertising, marketing and public relations	47	20	100	68
FDIC premium assessment	163	273	343	543
Professional services	284	279	596	566
Other	333	270	831	680
Total noninterest expense	4,421	4,209	8,929	8,505

Income (loss) before provision for income tax	114	143	(566)	(244)
Provision (benefit) for income taxes	48	63	(218)	(85)
Net income (loss) attibutable to common stockholders	$66	$80	$ (348)	$ (159)

Per share information:
Basic earnings	$0.01	$0.02	$ (0.07)	$ (0.03)
Diluted earnings	$0.01	$0.02	$ (0.07)	$ (0.03)
Dividends paid	$ —	$ —	$ —	$ —

See accompanying condensed notes to unaudited consolidated financial statements.

4	Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Other Comprehensive Income (unaudited)

Six Months Ended March 31, 2012 and 2011

(in thousands, except per share data)

	Six Months Ended
	March 31, 2012	March 31, 2011
Net loss attributable to common stockholders	$(348)	$ (159)
Other comprehensive income, net of tax:
Securities available for sale
Net unrealized gains arising during period	138	2,340
Reclassification adjustment for gains included in net income	48	140
Change for realized losses on securities available for sale for Other-than-temporary impairment write-down	404	342
Unrealized gains on securities	590	2,822
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains (losses)	2	1
Total other comprehensive income, net of tax	592	2,823
Comprehensive income	$244	$2,664

See accompanying condensed notes to unaudited consolidated financial statements.

5	Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statement of

Changes in Stockholders’ Equity (unaudited)

Six Months Ended March 31, 2012

(in thousands, except Shares)

	Common Stock		Additional Paid-in	Retained	Unearned	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Equity
Balance, October 1, 2011	5,133,570	$51	$53,934	$1,323	$(102)	$(2,318)	$52,888
Net loss				(348)			(348)
Other comprehensive income						592	592
Forfeiture of unvested shares — 520 shares	(520)
Stock option expense			10				10
Amortization of restricted stock					11		11
Balance, March 31, 2012	5,133,050	$51	$53,944	$ 975	$ (91)	$(1,726)	$53,153

See accompanying condensed notes to unaudited consolidated financial statements.

6	Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

Six Months Ended March 31, 2012 and 2011

(in thousands, except per share data)

	Six Months Ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net loss attributable to common stockholders	$ (348)	$ (159)
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	308	(97)
Depreciation	518	666
Provision for loan losses	2,640	3,250
Net realized gain on sale of securities	(80)	(234)
Other-than-temporary impairment on mortgage-backed securities	673	620
Amortization of core deposit intangible	166	166
Amortization of restricted stock	11	1
Stock based compensation expense	10	—
Loss on sale of office properties	134	—
Net gains from disposals of foreclosed properties	(13)	(41)
Provision for valuation allowance on foreclosed properties	58	135
Decrease in accrued interest receivable and other assets	621	1,061
Increase in other liabilities	3	130
Total adjustments	5,049	5,657
Net cash provided by operating activities	4,701	5,498
Cash flows from investing activities:
Purchase of securities available for sale	(37,414)	(49,577)
Net decrease (increase) in interest-bearing deposits	6,804	(6,991)
Proceeds from sale of securities available-for-sale	12,542	24,711
Principal payments on securities available for sale	4,137	7,363
Proceeds from sale of FHLB stock	773	—
Proceeds from sale of foreclosed properties	930	532
Net decrease in loans	1,961	12,850
Net capital expenditures	(224)	(658)
Net cash received from sale of office properties	464	—
Net cash used in investing activities	(10,027)	(11,770)
Cash flows from financing activities:
Net increase (decrease) in Federal Home Loan Bank advances	4,700	(21,400)
Net (decrease) increase in deposits	(12,742)	6,264
Net cash used in financing activities	(8,042)	(15,136)
Net decrease in cash and cash equivalents	(13,368)	(21,408)
Cash and cash equivalents at beginning of period	31,763	72,438
Cash and cash equivalents at end of period	$18,395	$51,030

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$ 2,829	$ 3,846
Interest on borrowings	$ 655	$ 1,130
Income taxes	$ 5	$ 5

Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$ 801	$ 674

See accompanying condensed notes to unaudited consolidated financial statements.

7	Page

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

In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through May 15, 2012, the date on which the financial statements were available to be issued. As of May 15, 2012, there were no subsequent events which required recognition or disclosure.

The accompanying consolidated interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Unless otherwise stated, all amounts are in thousands.

Principles of Consolidation —The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Citizens Community Federal. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates — Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to; external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.

Securities — Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses deemed other than

8	Page

temporarily impaired due to non-credit issues being reported in other comprehensive income (loss), net of tax. Unrealized losses deemed other-than-temporary due to credit issues are reported in the Company’s earnings in the period in which the losses arise. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.

In estimating other-than-temporary impairment, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in operations and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss), net of the related tax effect.

Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments.

Interest income on mortgage and consumer loans is discontinued at the time the loan is over 91 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account less than 92 days delinquent. Interest on impaired loans considered troubled debt restructurings (“TDRs”) that are not 91 days delinquent is recognized as income as it accrues based on the revised terms of the loan over an established period of continued payment.

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

Allowance for Loan Losses — The allowance for loan losses (“ALL”) is a valuation allowance for probable and inherent credit losses in the portfolio. Loan losses are charged against the ALL when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL. Management estimates the ALL balance required using past loan loss experience; the nature, volume and composition of the loan portfolio; known and inherent risks in the portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; and other relevant factors. The ALL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire ALL balance is available for any loan that, in management’s judgment, should be charged off.

A loan is impaired when full payment under the loan terms is not expected. TDRs are individually evaluated for impairment. See Note 3 “Loans, Allowance for Loan Losses and Impaired Loans” for information on what we consider to be a TDR. If a loan is impaired, a specific allowance is established so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the underlying collateral of the loan. Large groups of smaller balance homogeneous loans, such as non-TDR consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

9	Page

Foreclosed and Repossessed Assets — Assets acquired through, or instead of loan foreclosure, are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and included in Non-interest Expense, Other on the consolidated statement of operations. Foreclosed and repossessed asset balances were $1,126 and $1,360 at March 31, 2012 and September 30, 2011, respectively.

Income Taxes — The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 6 for details on the Company’s income taxes.

The Company regularly reviews the carrying amount of its net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carry forward periods, any experience with utilization of operating loss and tax credit carry forwards not expiring, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.

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

Adoption of New Accounting Standards — In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires the presentation of comprehensive income in either a single continuous financial statement or two separate, but consecutive financial statements. ASU 2011-05 also includes a provision requiring the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which deferred this requirement in order to allow the FASB more time to determine whether reclassification adjustments should be required to be presented on the face of the financial statements. For public entities, ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods beginning after December 15, 2011, and are required to be applied retrospectively. Early adoption is permitted. The Company has adopted ASUs 2011-05 and 2011-12 effective October 31, 2011, electing to present a consolidated statement of comprehensive income or loss separate from, but consecutive to, its statement of operations. The adoption of ASUs 2011-05 and 2011-12 had no material effect on the Company’s results of operations, financial position or cash flows.

10	Page

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amended guidance does not modify the requirements for when fair value measurements apply, rather it generally represents clarifications on how to measure and disclose fair value under Topic 820, “Fair Value Measurement”. Respective disclosure requirements are essentially the same. However, some of the specific amendments address the application of existing fair value measurement requirements. Other specific amendments change a particular principal or requirement for measuring fair value, or for disclosing information about fair value measurements. ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 — FAIR VALUE ACCOUNTING

ASC Topic 820-10, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement describes three levels of inputs that may be used to measure fair value:

Level 1- Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

Level 2- Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3- Significant unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input within the valuation hierarchy that is significant to the fair value measurement.

The fair value of securities available for sale is determined by obtaining market price quotes from independent third parties wherever such quotes are available (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Where such quotes are not available, the Company utilizes independent third party valuation analyses to support the Company’s estimates and judgments in determining fair value (Level 3 inputs).

11	Page

Assets Measured on a Recurring Basis

The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Securities available for sale:
U.S. Agency mortgage-backed securities	$15,092	$ —	$15,092	$ —
U.S. Agency Floating Rate Bonds	15,028	—	15,028	—
Fannie Mae mortgage-backed securities	8,709	—	8,709	—
Freddie Mac mortgage-backed securities	9,223		9,223
Non-agency mortgage-backed securities	7,963	—	—	7,963
General Obligation Municipal Bonds	6,850		6,850
Revenue Municipal Bonds	2,291		2,291
Total	$65,156	$ —	$57,193	$7,963

September 30, 2011:
Securities available for sale:
U.S. Agency mortgage-backed securities	$ 9,983	$ —	$9,983	$ —
U.S. Agency Floating Rate Bonds	25,212	—	25,212	—
Non-agency mortgage-backed securities	9,143	—	—	9,143
Total	$44,338	$ —	$35,195	$9,143

Assets Measured on a Nonrecurring Basis

Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Bank, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturities, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. The Company had an independent valuation of all Level 3 securities in the current quarter. Based on this valuation, no additional pre-tax other than temporary impairment existed during the three months ended March 31, 2012.

12	Page

The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2012 and September 30, 2011:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Foreclosed and repossessed assets	$1,126	$ —	$ —	$1,126
Loans restructured in a troubled debt restructuring	6,419	—	—	6,419
Total	$7,545	$ —	$ —	$7,545

September 30, 2011:
Foreclosed and repossessed assets	$1,360	$ —	$ —	$1,360
Loans restructured in a troubled debt restructuring	6,018	—	—	6,018
Total	$7,378	$ —	$ —	$7,378

The fair value of TDRs is determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting TDRs.

The fair value of foreclosed assets is determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, the Company utilizes independent third party appraisals to support the Company’s estimates and judgments in determining fair value.

The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended March 31, 2012 and 2011:

	Six Months Ended
	March 31, 2012	March 31, 2011

Balance beginning of period	$ 9,143	$ 24,999
Total gains or losses (realized/unrealized):
Included in earnings	(673)	(620)
Included in other comprehensive loss	1,215	5,058
Sales	—	(13,633)
Payments, accretion and amortization	(1,722)	(4,782)

Balance end of period	$ 7,963	$ 11,022

Fair Values of Financial Instruments

ASC 825-10 and ASC 270-10, Interim Disclosures about Fair Value Financial Instruments, require disclosures about fair value financial instruments and significant assumptions used to estimate fair value. The estimated fair values of financial instruments not previously disclosed are as follows:

Cash and Cash Equivalents

Due to their short-term nature, the carrying amounts of cash and cash equivalents are considered to be a reasonable estimate of fair value.

13	Page

Interest-Bearing Deposits

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

Accrued Interest Receivable and Payable

Due to their short-term nature, the carrying amounts of accrued interest receivable and payable, respectively, are considered to be a reasonable estimate of fair value.

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates.

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

14	Page

The carrying amount and estimated fair value of financial instruments as of the dates indicated were as follows:

	March 31, 2012		September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$18,395	$18,395	$31,763	$31,763
Interest-bearing deposits	2,739	2,739	9,543	9,543
Securities available for sale	65,156	65,156	44,338	44,338
FHLB stock	5,014	5,014	5,787	5,787
Loans receivable	421,471	447,444	426,848	453,112
Accrued interest receivable	1,587	1,587	1,508	1,508

Financial liabilities:
Deposits	$436,231	$441,902	$448,973	$454,933
FHLB advances	35,100	37,018	30,400	32,454
Accrued interest payable	129	129	114	114

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

There are many factors affecting the ALL; some are quantitative, while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which result in probable credit losses), includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect the Company’s earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

15	Page

Changes in the ALL for the periods presented below are as follows:

	Real Estate	Consumer	Total
March 31, 2012 and Six Months then Ended:
Allowance for Loan Losses:
Beginning balance, October 1, 2011	$1,907	$2,991	$4,898
Charge-offs	(823)	(1,179)	(2,002)
Recoveries	22	110	132
Provision (1)	1,129	1,511	2,640

Ending balance, March 31, 2012	$2,235	$3,433	$5,668

Ending balance: individually evaluated for impairment	$567	$275	$842

Ending balance: collectively evaluated for impairment	$1,668	$3,158	$4,826

Loans Receivable:
Ending balance (2)	$282,513	$144,809	$427,322

Ending balance: individually evaluated for impairment	$5,349	$1,070	$6,419

Ending balance: collectively evaluated for impairment	$277,164	$143,739	$420,903

September 30, 2011 and Twelve Months then Ended:

Allowance for Loan Losses:
Beginning balance, October 1, 2010	$1,562	$2,583	$4,145
Charge-offs	(2,476)	(2,882)	(5,358)
Recoveries	46	201	247
Provision (1)	2,775	3,089	5,864

Ending balance, September 30, 2011	$1,907	$2,991	$4,898

Ending balance: individually evaluated for impairment	$381	$263	$644

Ending balance: collectively evaluated for impairment	$1,526	$2,728	$4,254

Loans Receivable:
Ending balance	$275,339	$157,425	$432,764

Ending balance: individually evaluated for impairment	$5,429	$1,233	$6,662

Ending balance: collectively evaluated for impairment	$269,910	$156,192	$426,102

(1)	The Bank does not have historical data disaggregating provision for loan losses between real estate and consumer loans. Therefore, the provision for loan losses has been allocated between real estate and consumer loans for each period presented based on the ratio of real estate and consumer net loan charge-offs for that period.
(2)	Ending loan balances above do not include deferred loan origination fees net of costs.

16	Page

The Bank has originated substantially all loans currently recorded on its consolidated balance sheet. The Bank has not acquired any loans since 2005.

Loans receivable as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer Loans		Total Loans
	March 31, 2012	September 30, 2011	March 31, 2012	September 30, 2011	March 31, 2012	September 30, 2011
Performing loans
Performing TDR loans	$3,376	$3,191	$767	$914	$4,143	$4,105
Performing loans other	272,044	264,838	144,443	155,846	416,487	420,684

Total performing loans	275,420	268,029	145,210	156,760	420,630	424,789

Nonperforming loans (1)
Nonperforming TDR loans	1,972	2,238	304	319	$2,276	$2,557
Nonperforming loans other	3,527	3,452	706	948	4,233	4,400

Total nonperforming loans	5,499	5,690	1,010	1,267	6,509	6,957

Total loans	$280,919	$273,719	$146,220	$158,027	$427,139	$431,746

(1)	Nonperforming loans are defined as loans that (a) are 91+ days past due and nonaccruing, or (b) TDR loans restructured at a 0% interest rate that were 91+ days past due and nonaccruing at the time of restructuring.

An aging analysis of the Bank’s real estate and consumer loans as of March 31, 2012 and September 30, 2011 is as follows:

	1 Month Past Due	2 Months Past Due	Greater Than 3 Months	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
March 31, 2012:
Real estate loans	$3,991	$611	$3,699	$8,301	$272,618	$280,919	$—
Consumer loans	1,845	582	761	3,188	143,033	146,220	—

Total	$5,836	$1,193	$4,460	$11,489	$415,651	$427,139	$—

September 30, 2011:
Real estate loans	$3,867	$1,877	$3,452	$9,196	$264,523	$273,719	$—
Consumer loans	2,517	868	948	4,333	153,694	158,027	—

Total	$6,384	$2,745	$4,400	$13,529	$418,217	$431,746	$—

A summary of the Bank’s impaired loans as of March 31, 2012 and September 30, 2011 is as follows:

17	Page

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2012 and Six Months then Ended:
With no related allowance recorded:
Real estate loans	$3,012	$3,012	$—	$3,314	$36
Consumer loans	401	401	—	454	10
With an allowance recorded:
Real estate loans	2,337	2,337	567	2,075	24
Consumer loans	670	670	275	699	11
Total:
Real estate loans	5,349	5,349	567	5,389	60
Consumer loans	1,071	1,071	275	1,153	21

Sepember 30, 2011 and Twelve Months then Ended:
With no related allowance recorded:
Real estate loans	$3,616	$3,616	$—	$2,262	$95
Consumer loans	506	506	—	359	22
With an allowance recorded:
Real estate loans	1,813	1,813	381	1,555	29
Consumer loans	727	727	263	843	16
Total:
Real estate loans	5,429	5,429	381	3,817	124
Consumer loans	1,233	1,233	263	1,202	38

Troubled Debt Restructuring — A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Company grants a concession to that borrower that the Company would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. A summary of loans modified in a troubled debt restructuring as of March 31, 2012 and during the six months then ended is as follows:

18	Page

	Real Estate	Consumer	Total

March 31, 2012 and Six Months then Ended:

Accruing / Performing:
Beginning balance	$3,506	$950	$4,456
Principal payments	(117)	(48)	(165)
Charge-offs	(79)	(65)	(144)
Advances	1	10	11
New restructured (1)	7	66	73
Class transfers (2)	357	(59)	298
Transfers between accrual/non-accrual	(299)	(87)	(386)

Ending balance	$3,376	$767	$4,143

Non-accrual / Non-performing:
Beginning balance	$1,923	$283	$2,206
Principal payments	(31)	(89)	(120)
Charge-offs	(223)	(93)	(316)
Advances	4	1	5
New restructured (1)	—	32	32
Class transfers (2)	—	83	83
Transfers between accrual/non-accrual	299	87	386

Ending balance	$1,972	$304	$2,276

Totals:
Beginning balance	$5,429	$1,233	$6,662
Principal payments	(148)	(137)	(285)
Charge-offs	(302)	(158)	(460)
Advances	5	11	16
New restructured (1)	7	98	105
Class transfers (2)	357	24	381
Transfers between accrual/non-accrual	—	—	—

Ending balance	$5,348	$1,071	$6,419

19	Page

September 30, 2011 and Twelve Months then Ended:

Accruing / Performing:
Beginning balance	$1,402	$415	$1,817
Principal payments	(80)	(140)	(220)
Charge-offs	—	—	—
Advances	35	8	43
New restructured (1)	1,085	422	1,507
Class transfers (2)	1,275	229	1,504
Transfers between accrual/non-accrual	(211)	16	(195)

Ending balance	$3,506	$950	$4,456

Non-accrual / Non-performing:
Beginning balance	$1,312	$144	$1,456
Principal payments	(42)	(34)	(76)
Charge-offs	—	(31)	(31)
Advances	52	5	57
New restructured (1)	—	—	—
Class transfers (2)	390	215	605
Transfers between accrual/non-accrual	211	(16)	195

Ending balance	$1,923	$283	$2,206

Totals:
Beginning balance	$2,714	$559	$3,273
Principal payments	(122)	(174)	(296)
Charge-offs	—	(31)	(31)
Advances	87	13	100
New restructured (1)	1,085	422	1,507
Class transfers (2)	1,665	444	2,109
Transfers between accrual/non-accrual	—	—	—

Ending balance	$5,429	$1,233	$6,662

(1)	“New restructured” represent loans restructured during the current period that meet TDR criteria in accordance with the Bank’s policy at the time of the restructuring.
(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

As an integral part of their examination process, various regulatory agencies review the Bank’s ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

NOTE 4 — INVESTMENT SECURITIES

The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale as of March 31, 2012 and September 30, 2011, respectively, were as follows:

20	Page

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
U.S. Agency mortgage-backed securities	$14,953	$153	$ 14	$15,092
U.S. Agency Floating Rate Bonds	14,974	65	11	15,028
Fannie Mae mortgage-backed securities	8,646	63	—	8,709
Freddie Mac mortgage-backed securities	9,294	—	71	9,223
Non-agency mortgage-backed securities	10,523	—	2,560	7,963
General Obligation Municipal Bonds	6,993	27	170	6,850
Revenue Municipal Bonds	2,303	3	15	2,291
Total investment securities	$67,686	$311	$2,841	$65,156

September 30, 2011
U.S. Agency mortgage-backed securities	$ 9,719	$264	$ —	$9,983
U.S. Agency Floating Rate Bonds	25,215	24	27	25,212
Non-agency mortgage-backed securities	12,918	—	3,775	9,143
Total investment securities	$47,852	$288	$3,802	$44,338

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Significant inputs used to measure the amount related to credit loss include, but are not limited to; default and delinquency rates of underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the consolidated statement of operations. Losses other than credit will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will be required to sell the debt security before its anticipated recovery.

A summary of the amount of other-than-temporary impairment related to credit losses on available-for-sale securities that have been recognized in earnings follows:

	Six Months Ended March 31, 2012	Twelve Months Ended September 30, 2011
Beginning balance of the amount of OTTI related to credit losses	$2,408	$ 9,497
Credit portion of OTTI on securities for which OTTI was not previously recognized	673	620
Cash payments received on a security in excess of the security’s book value adjusted for previously recognized credit portion of OTTI	—	(50)
Credit portion of OTTI on securities in default for which OTTI was previously recognized	—	(2,798)
Credit portion of OTTI previously recognized on securities sold during the period	—	(4,861)

Ending balance of the amount of OTTI related to credit losses	$3,081	$ 2,408

21	Page

The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of March 31, 2012, there were no borrowings outstanding on the Federal Reserve line of credit.

NOTE 5 — FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances at March 31, 2012 and September 30, 2011 is as follows:

Maturing during the fiscal year Ended September 30,	As of March 31, 2012	Weighted Average Rate	As of September 30, 2011	Weighted Average Rate
2012	$ 15,200	4.45%	$ 16,000	4.46%
2013	6,750	3.99%	6,750	3.99%
2014	8,650	3.31%	6,150	4.45%
2015	4,500	1.83%	1,500	4.05%
After 2015	—	NA	—	NA
Total fixed maturity	$ 35,100		$ 30,400
Advances with amortizing principal	—		—
Total	$ 35,100		$ 30,400

At March 31, 2012, the Bank’s available and unused portion of this borrowing agreement was approximately $185,700.

Maximum month-end amounts outstanding were $35,100 and $63,300 during the six month periods ended March 31, 2012 and 2011, respectively.

Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $264,500 of real estate mortgage loans.

22	Page

NOTE 6 — INCOME TAXES

Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011
Current tax provision / (benefit)
Federal	$686	$(18)
State	83	(11)
	769	(29)
Deferred tax (benefit)
Federal	(874)	(57)
State	(113)	1
	(987)	(56)
Total	$(218)	$(85)

The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Six Months Ended March 31, 2012			Six Months Ended March 31, 2011

Tax expense at statutory rate	$(193)	34.0%		$(83)	34.0%
State income taxes net of exception	(30)	5.4%		(13)	5.4%
Other permanent differences	5	(0.98%	)	5	(0.9%	)
Other	—	0.%		6	(3.5%	)
Total	$(218)	38.4%		$(85)	35.0%

23	Page

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of March 31, 2012 and September 30, 2011, respectively:

	March 31, 2012	September 30, 2011
Deferred tax assets:
Allowance for loan losses	$2,232	$1,928
Deferred loan costs/fees	403	366
Director/officer compensation plans	1,326	1,360
Net unrealized loss on securities available for sale	1,518	1,406
Impairment loss	574	72
Other	193	229
Deferred tax assets	$6,246	$5,361

Deferred tax liabilities:
Office properties and equipment	(807)	(902)
Federal Home Loan Bank stock	(64)	(64)
Core deposit intangible, net	14	(42)
481a adjustment	(41)	(82)
Other	(86)	(108)
Deferred tax liabilities	(984)	(1,198)
Net deferred tax assets	$5,262	$4,163

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies” above. At March 31, 2012 and September 30, 2011, respectively, management determined that no valuation allowance was necessary.

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of March 31, 2012, years open to examination by the Internal Revenue Service include all taxable years after the taxable year ended September 30, 2008. The years open to examination by state and local government authorities varies by jurisdiction. The Internal Revenue Service is currently examining the income tax returns for the year ended September 30, 2010.

The tax effects from uncertain tax positions can be recognized in the financial statements, provided the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized, upon ultimate settlement with the relevant tax authority. The Bank applied the foregoing accounting standard to all of its tax positions for which the statute of limitations remains open as of the date of the accompanying financial statements.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of interest expense and miscellaneous expense, respectively. During the six month periods ended March 31, 2012 and 2011, the Company did not recognize any interest or penalties related to income tax issues in its statements of operations. The Company has no accrual for the payments of interest and penalties related to income tax issues as of March 31, 2012 or 2011.

NOTE 7 — STOCK-BASED COMPENSATION

In February 2005, the Company’s stockholders approved the Company’s Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of March 31, 2012, 90,927 restricted shares were issued and outstanding under this plan. During the year ended September 30, 2011, 20,312 shares were granted to an eligible participant under

24	Page

this plan at a weighted average fair value of $5.24. No shares were granted during either of the three or six month periods ending March 31, 2012 or 2011, respectively. There were no previously awarded shares that were forfeited in either of the three or six month periods ending March 31, 2012 or 2011, respectively. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares and $6.18 for 6,832 shares. Compensation expense related to these awards was $6, and $11 for the three and six month periods ended March 31, 2012, respectively.

In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At March 31, 2012, 248,635 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.70 per share. Options granted vest over a five-year period. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through March 31, 2012, since the plan’s inception, options for 93,980 shares of the Company’s common stock were vested, options for 46,438 shares were unvested, options for 103,659 shares were forfeited and options for 4,558 shares were exercised. Of the 248,635 options granted, 140,418 remained outstanding as of March 31, 2012.

The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation for the three and six month periods ended March 31, 2012 were $5, and $10, respectively.

In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. In October 2008, the Compensation Committee suspended consideration of distributions or awards under this plan, and as of March 31, 2012, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

25	Page

NOTE 8 — OTHER COMPREHENSIVE INCOME (LOSS)

On October 1, 2011, the Company adopted ASU 2011-05, “Presentation of Comprehensive Income”. In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to each component of other comprehensive income for the six months ended March 31, 2012:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding losses arising during period	$230	(92)	$138
Less: reclassification adjustment for gains included in net income	80	(32)	48
Changes for realized losses on securities available for sale for OTTI write-down	673	(269)	404

Defined benefit plans:
Amortization of unrecognized prior service costs and net gains (losses)	3	(1)	2
Other comprehensive income	$986	$(394)	$592

The changes in the accumulated balances for each component of other comprehensive income for the six months ended March 31, 2012 were follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)

Balance, October 1, 2011	$(2,109)	$(209)	$(2,318)
Current period other comprehensive income, net of tax	590	2	592
Ending balance, March 31, 2012	$(1,519)	$(207)	$(1,726)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would.” Such forward-looking statements in this report are inherently subject to many uncertainties in the Company’s operations and business environment. These uncertainties include general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; further write-downs in the Bank’s mortgage-

26	Page

backed securities portfolio; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank; fluctuation of the Company’s stock price; ability to attract and retain key personnel; ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K, for the year ended September 30, 2011 filed with the Securities and Exchange Commission on December 21, 2011. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

GENERAL

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2012, and the consolidated results of operations for the three and six months ended March 31, 2012, compared to the same periods in the fiscal year ended September 30, 2011. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2011.

PERFORMANCE SUMMARY

The following table sets forth our results of operations and related summary information for the three and six month periods ended March 31, 2012 and 2011:

SUMMARY RESULTS OF OPERATIONS

(Dollar amounts in thousands, except for per share data)

	Three Months Ended		Sixth Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income (loss), as reported	$66	$80	$(348)	$(159)
EPS—basic, as reported	$0.01	$0.02	$(0.07)	$(0.03)
EBS—diluted, as reported	$0.01	$0.02	$(0.07)	$(0.03)
Cash dividends paid	$—	$—	$—	$—

Return on average assets (annualized)	0.05%	0.06%	(0.13%)	(0.05%)
Reteurn on average equity (annualized)	0.50%	0.62%	(1.31%)	(0.62%)
Efficiency ratio, as reported (1)	78.46%	70.13%	76.47%	70.40%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings. A lower ratio indicates greater efficiency.

The following is a brief summary of some of the factors that affected our operating results in the three and six month periods ended March 31, 2012. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share and per share amounts, are stated in thousands.

27	Page

We reported net income of $66 for the three months ended March 31, 2012, compared to net income of $80 for the three months ended March 31, 2011. We reported net loss of ($348) and a net loss of ($159) for the six months ended March 31, 2012 and 2011, respectively. Both basic and diluted earnings per share were $0.01 for the three months ended March 31, 2012 and $0.02 for the three months ended March 31, 2011. Both basic and diluted loss per share were ($0.07) and ($0.03) for the six months ended March 31, 2012 and 2011, respectively.

The return on average assets for the three months ended March 31, 2012 and 2011 was 0.05% and 0.06%, respectively. The return on average assets for the six months ended March 31, 2012 and 2011 was (0.13%) and (0.05%), respectively.

The return on average equity for the three months ended March 31, 2012 and 2011 was 0.50% and 0.62%, respectively. The return on average equity for the six months ended March 31, 2012 and 2011 was (1.31%) and (0.62%), respectively.

No cash dividends were declared or paid in either of the three month periods ended March 31, 2012 and 2011, respectively.

Key factors behind these results were:

•

Net interest income decreased for both the current three and six month periods compared to the comparable prior year periods. However, net interest margin increased for both the current three and six month periods compared to the comparable prior year periods.

•

We continue to see both rate and volume related decreases in both interest income on loans and interest expense on deposits. Reductions in Federal Home Loan Bank (“FHLB”) borrowings led to decreases in interest expense on borrowed funds of ($126) and ($403) for the three and six month period ended March 31, 2012, respectively, over the comparable prior year periods.

•

Net interest income was $5,033 for the three month period ended March 31, 2012, a decrease of ($189) or (3.62%) from the three month period ended March 31, 2011. Net interest income was $10,351 for the six month period ended March 31, 2012, a decrease of ($234) or (2.21%) from the six month period ended March 31, 2011.

•

The net interest margin of 3.91% for the three months ended March 31, 2012 represents a 16 bp increase from a net interest margin of 3.75% for the three months ended March 31, 2011. The net interest margin of 3.99% for the six months ended March 31, 2012 represents a 25 bp increase from a net interest margin of 3.74% for the six months ended March 31, 2011.

•

Total loans were $427,139 at March 31, 2012, a decrease of $4,607, or (2.07%) from September 30, 2011. Total deposits were $436,231 at March 31, 2012, a decrease of $12,742 or (2.84%) from September 30, 2011.

•

Net loan charge-offs decreased from $1,558 for the three months ended March 31, 2011 to $968 for the three months ended March 31, 2012. Net loan charge-offs decreased from $2,891 for the six months ended March 31, 2011 to $1,870 for the six months ended March 31, 2012. Continued lower levels of net loan charge-offs and non-performing loans led to a decreased provision for loan losses of $1,100 for the three month period ended March 31, 2012, compared to $1,650 for the three months ended March 31, 2011. Annualized net loan charge-offs as a percentage of average loans were 0.87% for the six months ended March 31, 2012, compared to 1.29% for the six months ended March 31, 2011. Net loan charge-offs increased during the current year quarter over the prior year quarter, but remain at levels lower than the next five previous quarters.

•

Non-interest income decreased from $780 for the three months ended March 31, 2011 to $602 for the three months ended March 31, 2012. Non-interest income decreased from $926 for the six months ended March 31, 2011 to $652 for the six months ended March 31, 2012. The primary contributor in this decrease was $234 of gains on sale of available-for-sale securities during the three months ended March 31, 2011.

28	Page

•

Non-interest expense increased 5.04%, from $4,209 to $4,421 for the three month period ending March 31, 2011 compared to the three month period ending March 31, 2012. Non-interest expense increased 4.99%, from $8,505 to $8,929 for the six month period ending March 31, 2011 compared to the six month period ending March 31, 2012. These increases were primarily due to increased compensation and data processing costs, partially offset by a decrease in our FDIC insurance premium assessment costs.

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

Allowance for Loan Losses.

We maintain an allowance for loan losses to absorb probable incurred losses in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). The Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory expectations. However, based on periodic examinations by regulators, the amount of the allowance for loan losses recorded during a particular period may be adjusted.

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

Current authoritative guidance provides that some portion of unrealized losses may be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the

29	Page

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

30	Page

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

Income Taxes.

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of March 31, 2012, management does not believe a valuation allowance is necessary.

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

Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest income earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and six month periods ended March 31, 2012 and 2011, respectively.

Net interest income was $5,033 for the three months ended March 31, 2012, compared to $5,222 for the three months ended March 31, 2011. Net interest income was $10,351 for the six months ended March 31, 2012, compared to $10,585 for the six months ended March 31, 2011. The net interest margin for the three months ended March 31, 2012 was 3.91% compared to 3.75% for the three months ended March 31, 2011. The net interest margin for the six months ended March 31, 2012 was 3.99% compared to 3.74% for the six months ended March 31, 2011. The increases in net interest margin were primarily attributable to corresponding

31	Page

increases in interest rate spread over the prior year periods. A factor contributing to the increase in interest rate spread between the periods was a decrease in the average balance of outstanding higher rate FHLB borrowings. $13,200 of FHLB borrowings have matured since December 31, 2010. As the FHLB borrowings continue to mature, we anticipate that they will be replaced, as needed with lower rate borrowings as a source of funding, as demonstrated by an increase in FHLB borrowings of $5,500 during the quarter ended March 31, 2012 at lower weighted average rates.

As shown in the rate/volume analysis in the following pages, volume changes resulted in decreases of ($189) and ($234) in net interest income for the three and six month periods ended March 31, 2012, respectively, compared to the comparable prior year periods. The decrease and changes in the composition of interest earning assets resulted in $147 and $367 decreases in interest income for the three and six months ended March 31, 2012, respectively, compared to the comparable prior year periods. Rate changes on interest earning assets decreased interest income by $667 and $1,263 for the three and six month periods ended March 31, 2012, respectively. These decreases were partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $307 and $641 over the same periods in the prior year, resulting in a net decrease of $360 and $622 in net interest income due to changes in interest rates during the three and six month periods ended March 31, 2012. The decreases in our balances of certificates of deposit and FHLB Advances, are the primary factors affecting volume changes during these same periods. Rate decreases on all asset and deposit categories are reflective of the current overall lower market interest rate environment versus the same period last year.

We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. Continued low interest rates will enable us to experience a favorable interest rate margin.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at March 31, 2012 for each of the three-month periods shown below. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.

Average interest earning assets were $515,871 and $518,923 for the three and six month periods ended March 31, 2012, respectively, compared to $564,169 and $568,120 for the comparable prior year periods. Interest income on interest earning assets was $6,707 and $13,850 for the three and six month periods ended March 31, 2012, respectively, compared to $7,521 and $15,480 for the comparable prior year periods. Interest income is comprised primarily of interest income on loans and interest income on available for sale securities. Interest income on loans was $6,360 and $13,162 for the three and six month periods ended March 31, 2012, respectively, compared to $6,996 and $14,265, respectively, for the comparable prior year periods. Interest income on available for sale securities was $332 and $640 for the three and six month periods ended March 31, 2012, respectively, compared to $484 and $1,133 for the comparable prior year periods. The decrease in loan interest income was primarily due to decreased loan volumes and a continued lower interest rate environment. Decreases in interest income on available for sale securities were primarily due to two factors. First, we apply any interest payments we receive to principal on specific securities on which we had previously recorded other-than-temporary impairment. Also, we sold several higher risk non-agency mortgage backed securities and reinvested the proceeds in lower risk and lower yielding agency bonds.

Average interest bearing liabilities were $466,181 and $471,294 for the three and six month periods ended March 31, 2012, respectively, compared to $523,872 and $529,517 for the comparable prior year periods. Interest expense on interest bearing liabilities was $1,674 and $3,499 for the three and six month periods ended March 31, 2012, respectively, compared to $2,299 and $4,895 for the comparable prior year periods. Interest expense is comprised primarily of interest expense on money market accounts, certificates of deposit and FHLB advances. Decreases in interest expense in the current year periods were primarily due to maturities of higher rate FHLB advances which carry higher interest rates than deposits, increases in lower rate new FHLB advances, and lower balances and interest rates paid on money market accounts and certificates of deposit.

32	Page

For the three months ended March 31, 2012, interest expense on interest-bearing deposits decreased $210 from the volume and mix changes and decreased $289 from the impact of the rate environment, resulting in an aggregate decrease of $499 in interest expense on interest-bearing deposits. For the six months ended March 31, 2012, interest expense on interest-bearing deposits decreased $384 from the volume and mix changes and decreased $609 from the impact of the rate environment, resulting in an aggregate decrease of $993 in interest expense on interest-bearing deposits. Average FHLB advances decreased $10,575 and $17,572 for the three and six month periods ended March 31, 2012, respectively, compared to the comparable prior year periods. Interest expense on FHLB advances was $328 and $658 for the three and six month periods ended March 31, 2012, respectively, compared to $454 and $1,061 for the comparable prior year periods. The decreases were due to scheduled maturities on certain higher rate FHLB advances since 2011, partially offset by newer FHLB borrowings at lower interest rates.

NET INTEREST INCOME ANALYSIS

(Dollar amounts in thousands)

Three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three months ended March 31, 2012			Three months ended March 31, 2011
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average interest-earning assets:
Cash and cash equivalents	$18,586	$5	0.11%	$64,369	$31	0.20%
Loans	428,147	6,360	5.97%	445,785	6,996	6.36%
Interest-bearing deposits	5,136	9	0.70%	4,498	9	0.81%
Securities available for sale	58,601	332	2.28%	43,730	484	4.49%
FHLB stock	5,401	1	0.07%	5,787	1	0.07%

Total interest earning assets	$515,871	$6,707	5.23%	$564,169	$7,521	5.41%

Average interest-bearing liabilities:
Savings accounts	$24,042	$5	0.08%	$24,965	$8	0.13%
Demand deposits	23,893	1	0.02%	22,896	2	0.04%
Money market	150,732	209	0.56%	160,888	426	1.07%
CD’s	210,932	1,024	1.95%	247,914	1,288	2.11%
IRA’s	24,357	107	1.77%	24,409	121	2.01%

Total deposits	433,956	1,346	1.25%	481,072	1,845	1.53%

FHLB advances	32,225	328	4.09%	42,800	454	4.30%

Total interest bearing liabilities	$466,181	$1,674	1.44%	$523,872	$2,299	1.78%

Net interest income		$5,033			$5,222

Interest rate spread			3.78%			3.63%

Net interest margin			3.91%			3.75%

Average interest-earning assets to average interest-bearing liabilities			1.11			1.08

33	Page

Six months ended March 31, 2012 compared to the six months ended March 31, 2011:

	Six months ended March 31, 2012			Six months ended March 31, 2011
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average interest-earning assets:
Cash and cash equivalents	$22,886	$18	0.16%	$68,135	$72	0.21%
Loans	$430,110	$13,162	6.12%	$449,253	$14,265	6.35%
Interest-bearing deposits	$7,025	$27	0.77%	$2,570	$9	0.70%
Securities available for sale	$53,336	$640	2.40%	$42,375	$1,133	5.35%
FHLB stock	$5,566	$3	0.11%	$5,787	$1	0.03%

Total interest earning assets	518,923	13,850	5.34%	568,120	15,480	5.46%

Average interest-bearing liabilities:
Savings accounts	24,232	10	0.08%	$25,564	$24	0.19%
Demand deposits	23,667	2	0.02%	$22,353	$6	0.05%
Money market	151,796	487	0.64%	$158,258	$859	1.09%
CD’s	215,893	2,124	1.97%	$250,316	$2,705	2.16%
IRA’s	24,492	218	1.78%	$24,240	$240	1.98%

Total deposits	440,080	2,841	1.29%	480,731	3,834	1.60%

FHLB advances	31,214	658	4.22%	$48,786	$1,061	4.35%

Total interest bearing liabilities	471,294	3,499	1.48%	529,517	4,895	1.85%

Net interest income		$10,351			$10,585

Interest rate spread			3.85%			3.61%

Net interest margin			3.99%			3.74%

Average interest-earning assets to average interest-bearing liabilities			1.10			1.07

34	Page

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

RATE / VOLUME ANALYSIS (1)

(Dollar amounts in thousands)

Three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(14)	$(12)	$(26)
Loans	(272)	(364)	(636)
Interest-bearing deposits	1	(1)	—
Securities available for sale	138	(290)	(152)
FHLB stock	—	—	—

Total interest earning assets	(147)	(667)	(814)

Interest expense:
Savings accounts	—	(3)	(3)
Demand deposits	—	(1)	(1)
Money market	(26)	(191)	(217)
CD’s	(184)	(80)	(264)
IRA’s	—	(14)	(14)

Total deposits	(210)	(289)	(499)

FHLB advances	(108)	(18)	(126)

Total interest bearing liabilities	(318)	(307)	(625)

Net interest income	$171	$(360)	$(189)

35	Page

Six months ended March 31, 2012 compared to the six months ended March 31, 2011:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(37)	$(17)	$(54)
Loans	(596)	(507)	(1,103)
Interest-bearing deposits	17	1	18
Securities available for sale	249	(742)	(493)
FHLB stock	—	2	2

Total interest earning assets	(367)	(1,263)	(1,630)

Interest expense:
Savings accounts	(1)	(13)	(14)
Demand deposits	—	(4)	(4)
Money market	(34)	(338)	(372)
CD’s	(351)	(230)	(581)
IRA’s	2	(24)	(22)

Total deposits	(384)	(609)	(993)

FHLB advances	(371)	(32)	(403)

Total interest bearing liabilities	(755)	(641)	(1,396)

Net interest income	$388	$(622)	$(234)

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”), based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Based on increased historical charge off ratios and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Policies — Allowance for Loan Losses”, the provision necessary to ensure an adequate ALL continues to remain at elevated levels. Specifically, our customers’ ability to repay loans continues to be adversely affected by higher unemployment rates, and depressed housing prices are causing increases in collateral deficiencies on real estate loans. With both local and national unemployment rates improving slightly in recent quarters, we anticipate our actual charge-off experience to continue to remain stable throughout the remainder of the fiscal year ending September 30, 2012.

Net loan charge-offs for the three and six month periods ended March 31, 2012 were $968 and $1,870, compared to $1,558 and $2,891 for the comparable prior year periods. Annualized net charge-offs to average loans were 0.87% for the six months ended March 31, 2012 compared to 1.15% for the twelve months ended September 30, 2011. Non-accrual loans were $4,460 at March 31, 2012 compared to $4,400 at September 30, 2011. Non-accrual loans plus non-performing TDRs totaled $6,509 at March 31, 2012 compared to $6,255 at September 30, 2011. These changes are primarily due to the inclusion of $1,300 of loans in bankruptcy that are not 91+ days delinquent that are now included in classified non-accrual loans. Also, several large real estate loans were moved to non-accrual status during the quarter ended March 31, 2012 despite not yet being 91+ days delinquent. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.

We recorded provision for loan losses of $1,100 and $2,640 for the three and six month periods ended March 31, 2012 and 2011, respectively, compared to $1,650 and $3,250 for the comparable prior year periods. Management believes that the provision taken for these three and six month periods is adequate in view of the present condition of the loan portfolio and the sufficiency of collateral supporting non-performing loans. We continually monitor non-performing loan relationships and will make provisions, as necessary, if changes facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a

36	Page

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

Noninterest Income (Loss). The following table reflects the various components of non-interest income (loss) for the six months ended March 31, 2012 and 2011, respectively.

	Three months ended March 31,		%		Six months ended March 31,		%
	2012	2011	Change		2012	2011	Change

Noninterest Income (Loss):
Net gains/(losses) on available for sale securities	$(3)	$234	(101.28%	)	$(593)	$(336)	76.49%
Service charges on deposit accounts	340	335	1.49%		727	709	2.54%
Insurance commissions	14	24	(41.67%	)	14	48	(70.83%	)
Loan fees and service charges	101	68	48.53%		221	279	(20.79%	)
Other	150	119	26.05%		283	226	25.22%

Total noninterest income	$602	$780	(22.82%	)	$652	$926	(29.59%	)

Noninterest income was $602 and $652 for the three and six month periods ended March 31, 2012 and 2011, respectively, compared to $780 and $926 for the comparable prior year periods. The decrease of ($178) during the three month periods resulted from a $234 gain on sale of available for sale securities in the three months ended March 31, 2011, partially offset by increases in loan fees and service charges of $33 during the current year quarter. The decrease of ($274) for the six month periods was primarily due to an increase in securities related losses of ($257).

Noninterest Expense. The following table reflects the various components of noninterest expense for the three and six month periods ended March 31, 2012 and 2011, respectively.

	Three months ended March 31,		%		Six months ended March 31,		%
	2012	2011	Change		2012	2011	Change
Noninterest Expense:
Salaries and related benefits	$2,212	$2,093	5.69%		$4,363	$4,110	6.16%
Occupancy — net	616	666	(7.51%	)	1,222	1,309	(6.65%	)
Office	303	334	(9.28%	)	577	708	(18.50%	)
Data processing	380	191	98.95%		731	355	105.92%
Amortization of core deposit	83	83	0.00%		166	166	0.00%
Advertising, marketing and public relations	47	20	135.00%		100	68	47.06%
FDIC premium assessment	163	273	(40.29%	)	343	543	(36.83%	)
Professional services	284	279	1.79%		596	566	5.30%
Other	333	270	23.33%		831	680	22.21%
Total noninterest expense	$4,421	$4,209	5.04%		$8,929	$8,505	4.99%

Noninterest expense increased $212 (5.04%) and $424 (4.99%) for the three and six month periods ended March 31, 2012, respectively, compared to the comparable prior year periods. The noninterest expense (annualized) to average assets ratios were 3.34% and 3.35% for the three and six month periods ended March 31, 2012,

37	Page

respectively, compared to 2.90% and 2.89% for the comparable prior year periods. The increases in noninterest expense and the noninterest expense (annualized) to average assets ratios in the current year periods were primarily attributable to; (a) increased data processing costs and (b) increases in compensation costs. The increased data processing costs are a result of the 2011 migration to a service bureau data processing model and enhancements to the Bank’s business continuity plan. Compensation costs were higher for both time frames as a result of an increase in the Full Time Equivalent employees.

Income Taxes. Income tax expense was $114 and $143 for the three and six months ended March 31, 2012, respectively, compared to income tax (benefit) of ($218) and ($85), respectively, for the comparable prior year periods. The changes resulted from the changes in pre-tax income and loss items discussed above.

BALANCE SHEET ANALYSIS

Loans. Loans decreased by $4,607, or (1.07%), to $427,139 as of March 31, 2012 from $431,746 at September 30, 2011. At March 31, 2012, the loan portfolio was comprised of $280,919 of loans secured by real estate, or 65.8% of total loans, and $146,220 of consumer loans, or 34.2% of total loans. At September 30, 2011, the loan portfolio mix included real estate loans of $273,719, or 63.4% of total loans, and consumer loans of $158,027, or 36.6% of total loans. The continued trend in loan balance mix shifting toward higher real estate loan levels was the result of our recently updated and more conservative underwriting standards, primarily on indirect paper consumer loans. We also continue to experience reduced loan demand in our markets, consistent with decreased loan demand throughout the United States.

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

At least quarterly, we review the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of ASC 450-10, “Accounting for Contingencies” and ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other factors specific to the markets in which we operate. We continue to refine our ALL methodology by introducing a greater level of granularity to the portfolio. For example, bifurcating consumer loans between indirect paper and other consumer loans; and segmenting real estate loans without an event of delinquency. The additional segmentation of the portfolio is intended to provide a more effective basis for the determination of qualitative factors. In addition, management evaluates its ALL methodology from time to time to assess whether modifications are appropriate in light of underwriting practices, market conditions, identifiable trends, regulatory pronouncements or other factors. Management is continually reviewing its ALL methodology and may make modifications to it as necessary. We believe that any modifications or changes to the ALL methodology would be to enhance the ALL. However, any such modifications could result in materially different allowance levels in future periods.

The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered TDRs. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. We currently have 96 such loans, all secured by real estate or personal property. Their aggregate book value is $6,419 as of March 31, 2012. The total for the 48 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $3,007 for which $842 in specific ALL was recorded as of March 31, 2012.

38	Page

At March 31, 2012, the ALL was $5,668 or 1.33% of the total loan portfolio, compared to ALL of $4,898, or 1.14% of the total loan portfolio at September 30, 2011. This level was based on our analysis of the loan portfolio risk at March 31, 2012, taking into account the factors discussed above.

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

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were more than 91 days past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is discontinued when a loan becomes more than 91 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than become recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

39	Page

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	March 31, 2012 and Six Months Then Ended	September 30, 2011 and Twelve Months Then Ended

Nonperforming assets:
Nonaccrual loans	$4,893	$4,400
Accruing loans past due 90 days or more	—	—

Total nonperforming loans (“NPLs”)	4,893	4,400
Other real estate owned	980	1,153
Other collateral owned	146	207

Total nonperforming assets (“NPAs”)	$6,019	$5,760

Troubled Debt Restructurings (“TDRs”)	$6,419	$6,662

Performing nonaccrual TDRs	$1,616	$1,855

Average outstanding loan balance	$429,443	$443,989

Loans, end of period	$427,139	$431,746

Total assets, end of period	$528,781	$536,557

ALL, at beginning of period	$4,898	$4,145

Loans charged off:
Real estate loans	(823)	(2,476)
Consumer loans	(1,179)	(2,882)

Total loans charged off	(2,002)	(5,358)

Recoveries of loans previously charged off:
Real estate loans	21	46
Consumer loans	111	201

Total recoveries of loans previously charged off:	132	247

Net loans charged off (“NCOs”)	(1,870)	(5,111)

Additions to ALL via provision for loan losses charged to operations	2,640	5,864

ALL, at end of period	$5,668	$4,898

Ratios:
ALL to NCOs (annualized)	1.52	0.96
NCOs (annualized) to average loans	0.87%	1.15%
ALL to total loans	1.33%	1.13%
NPLs to total loans	1.15%	1.02%
NPAs to total assets	1.14%	1.07%
ALL to NPLs plus performing nonaccrual TDRs	87.08%	78.31%
Total Assets:	$528,781	$536,557

40	Page

Non-performing loans of $4,893 at March 31, 2012, which included $660 of non-performing troubled debt restructured loans reflected an increase of $493 from the non-performing loans balance of $4,400 at September 30, 2011. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.

Our non-performing assets were $6,019 at March 31, 2012, or 1.14% of total assets compared to $5,760 or 1.07% at September 30, 2011. The increases since September 30, 2011 were primarily a result of increasing nonaccrual loans, partially offset by a decrease in other real estate and other collateral owned.

Other real estate owned (OREO) decreased by $173, from $1,153 at September 30, 2011 to $980 at March 31, 2012. Other collateral owned decreased $61 during the six months ended March 31, 2012 to $146 from the September 30, 2011 balance of $207. The decrease in OREO was primarily due to several large residential real estate properties sold during the period. The decrease in other collateral owned was largely due to more aggressive credit monitoring and collection practices along with general economic deterioration in the communities we serve. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.

We believe the favorable trends noted above in our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.

Net charge offs for the three months ended March 31, 2012 were $968 compared to $1,558 for the three months ended March 31, 2011. Net charge offs for the six months ended March 31, 2012 were $1,870 compared to $2,891 for the six months ended March 31, 2011. The ratio of annualized net charge-offs to average loans receivable was 0.87% for both the three and six month periods ended March 31, 2012, compared to 1.15% for the twelve months ended September 30, 2011. Improved net charge-offs during the current year periods were primarily a result of reduced delinquencies and overall credit quality improvement within the portfolio.

Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test.

Securities available for sale, which represents our entire investment portfolio, were $65,156 at March 31, 2012 compared with $44,338 at September 30, 2011. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase. As of March 31, 2012, the entire remaining book value of the non-agency residential MBS portfolio, which totaled $10,523, has been downgraded from investment grade to below investment grade. The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions. Taking into consideration these developments, we have determined that it is likely the Bank will not collect all amounts due according to the contractual terms of these securities.

As part of our asset and liability management activities, we review our non-agency MBS portfolio on a monthly basis. We analyze credit risk, i.e. the likelihood of potential future OTTI adjustments and current market prices relative to our current book value. We also analyze the impact of these securities on our regulatory risk-based capital requirements.

During the three month period ended March 31, 2012, the results of our analysis indicated none of our remaining non-agency residential MBS, with an aggregate book value of approximately $10,523, had additional OTTI.

Despite more favorable market prices in recent months on certain non-agency MBS, we believe that the remaining fair value of our non-agency MBS portfolio, totaling $7,963, is still subject to numerous risk factors outside of our control, such as market volatility and changes in the credit quality of underlying collateral. Future evaluations of fair value could result in additional OTTI losses.

41	Page

On March 31, 2012, all six of our remaining securities included in our non-agency residential MBS portfolio have unrealized losses currently included in accumulated other comprehensive income. These losses represent a 27.7% decline in value in comparison to our amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

The amortized cost and market values of our available for sale securities as of the periods indicated below were as follows:

	Amortized Cost	Fair Value

March 31, 2012
U.S. Agency mortgage-backed securities	$14,953	$15,092
U.S. Agency Floating rate bonds	$14,974	$15,028
Fannie Mae mortgage-backed securities	8,646	8,709
Freddie Mac mortgage-backed securities	9,294	9,223
Non-agency mortgage-backed securities	10,523	7,963
General Obligation Municipal Bonds	6,993	6,850
Revenue Municipal Bonds	2,303	2,291

Totals	$67,686	$65,156

September 30, 2011
U.S. Agency mortgage-backed securities	$9,719	$9,983
U.S. Agency Floating rate bonds	25,215	25,212
Non-agency mortgage-backed securities	12,918	9,143

Totals	$47,852	$44,338

As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of March 31, 2012, we held $7,963 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.

42	Page

The composition of our available-for-sale portfolios by credit rating as of the periods indicated was as follows:

	March 31, 2012		September 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Agency	$47,867	$48,052	$34,934	$35,195
AAA	3,664	3,603	—	—
AA	4,867	4,799	—	—
A	765	739
BBB	—	—	—	—
Below investment grade	10,523	7,963	12,918	9,143
Total	$67,686	$65,156	$47,852	$44,338

At March 31, 2012, the approximate aggregate fair value of the six remaining non-agency securities, for which other-than-temporary impairment of $3,081 has been previously recorded, was $7,963. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2011, balance of OTTI related to credit losses	$2,408
Credit portion of OTTI recognized during the six months ended March 31, 2012	673

March 31, 2012, balance of OTTI related to credit losses	$3,081

Utilizing a third party firm, we will continue to obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis. Our management and Board of Directors will review and consider additional testing during future periods to determine if additional write-downs of the MBS portfolio are warranted.

Currently, securities in the amount of $34,559 are pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of March 31, 2012, the line of credit had a zero balance.

Deposits. Deposits decreased to $436,231 at March 31, 2012, from $448,973 at September 30, 2011 due to our continued efforts to increase core deposits and allow higher rate CDs to mature without being replaced. Deposit activity by product and generated by in-store versus traditional branch locations as of March 31, 2012 was as follows:

	In-store	Traditional	Institutional	Total
Non-CD deposits	$(4,472)	$8,709	$—	$4,237
CD deposits — customer	(19)	(6,361)	—	(6,380)
CD deposits — institutional	—	—	(10,599)	(10,599)
Total deposit growth / (shrink)	$(4,491)	$2,348	$(10,599)	$(12,742)

Through execution of our branch strategy, and by expanding our deposit product offerings, we continue to pursue core deposit relationships at current market rates. Institutional certificates of deposit as a funding source declined for the quarter, but remain a cost effective source of future funding.

The Bank had no brokered deposits as of March 31, 2012 or September 30, 2011.

43	Page

Borrowed Funds. FHLB advances increased from $30,400 as of September 30, 2011, to $35,100 as of March 31, 2012, primarily as a result of new FHLB borrowings at lower interest rates than previous FHLB borrowings, which borrowings were utilized to improve liquidity and fund operations.

Stockholders’ Equity. Total stockholders’ equity was $53,153 at March 31, 2012, versus $52,888 at September 30, 2011. Total stockholders’ equity increased by $265, primarily as a result of favorable fair market value adjustments to our investment portfolio which are a component of other comprehensive income in equity. The increase was partially offset by net losses incurred in the current year period.

Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At March 31, 2012, our liquidity ratio was 12.34%, above our targeted liquidity ratio of 10%.

Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $81,656 of our $225,690 (36.2%) CD portfolio will mature within the next 12 months, we have historically retained over 70% of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching, our retention rate may decrease in the future due to our philosophy of building customer relationships—not just deposit accounts. Through new deposit product offerings to our branch customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In our present interest rate environment, and based on maturing yields this should also improve our cost of funds. We believe that our in-store branch network attracts core deposits and enhances long-term liquidity, a key component to our broader liquidity management strategy. We continue to evaluate all of our branches on an ongoing basis to ensure that they provide value to the Bank’s strategic goals.

We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, United Bankers’ Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $185,700 available under this arrangement. We also maintain lines of credit of $35,415 with the Federal Reserve Bank, $5,000 with United Bankers’ Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on the collateral value of the agency securities being held at the Federal Reserve Bank. The United Bankers’ Bank and Bankers’ Bank lines of credit are a discretionary line of credit.

Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2012, the Company had $4,415 in unused commitments, compared to $4,409 in unused commitments as of September 30, 2011.

Capital Resources. As of March 31, 2012, we were “well capitalized” under applicable Prompt Corrective Action Provisions standards in all regulatory measured categories. Current Office of the Comptroller of Currency (“OCC”) guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

44	Page

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2012 (Unaudited)
Total capital (to risk weighted assets)	$59,025,000	15.1%	$31,357,000>=	8.0%	$39,196,000>=	10.0%
Tier 1 capital (to risk weighted assets)	54,116,000	13.8%	15,678,000>=	4.0%	23,518,000>=	6.0%
Tier 1 capital (to adjusted total assets)	54,116,000	10.2%	21,199,000>=	4.0%	26,499,000>=	5.0%

As of September 30, 2011 (Audited)
Total capital (to risk weighted assets)	$58,396,000	14.1%	$33,151,000>=	8.0%	$41,439,000>=	10.0%
Tier 1 capital (to risk weighted assets)	54,182,000	13.1%	16,575,000>=	4.0%	24,863,000>=	6.0%
Tier 1 capital (to adjusted total assets)	54,182,000	10.1%	21,527,000>=	4.0%	26,909,000>=	5.0%

The Bank and the Company each continue to operate under Memoranda of Understanding (the “MOU”), issued December 23, 2009, by the Office of Thrift Supervision (“OTS”) (our former primary federal regulator). The MOU resulted from issues noted during the examination of the Bank conducted by the OTS, the report on which was dated July 27, 2009. The MOU identified the need for improved management and monitoring of (a) business and capital planning, (b) asset quality, (c) liquidity, and (d) concentrations of credit. The MOU also called for a formalized internal audit and compliance plan and prohibits the Bank from declaring dividends, and the Company from issuing debt without the prior consent of our primary regulator (now the Office of the Comptroller of the Currency “OCC”). Under the MOU, the Bank is required to maintain Tier 1 and Risk-based Capital levels of 8.0% and 10.0%, respectively, and is considered “Well Capitalized” by our primary regulator. We believe that both the Company and the Bank have adequately addressed all of the issues raised by the MOU in appropriate timeframes originally agreed upon with the OTS, and now enforced by the OCC. The OCC initiated a full-scope safety and soundness and compliance examination of the Bank on March 12, 2012. The examination was completed on April 9, 2012. We are currently awaiting the formal examination report from the OCC.

45	Page

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by our Asset and Liability Management Committee. The Asset and Liability Management Committee is comprised of members of senior management. The Asset and Liability Management Committee establishes guidelines for and monitors the volume and mix of our assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The Committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk and profitability goals. The Asset and Liability Management Committee meets on a weekly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the Committee recommends strategy changes, as appropriate, based on this review. The Committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a monthly basis.

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

46	Page

As of March 31, 2012, $243,484 of loans in our portfolio included a payable-on-demand clause. We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate. Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented in this Report. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases. The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity.

The following table sets forth, at December 31, 2011 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments). As of December 31, 2011, due to the current level of interest rates, NPV estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”)	Net Portfolio Value				Net Portfolio Value as $ of
Rate Shock in Rates (1)	Amount	Change	Change		NPV Ratio	Change
	(Dollars in thousands)

+300 bp	$51,248	$3,201	7%		9.71%	75	bp
+200 bp	51,061	3,014	6%		9.61%	65
+100 bp	50,376	2,329	5%		9.43%	46
+50 bp	49,181	1,134	2%		9.19%	23
0 bp	48,047	—	—		8.97%	—
-50 bp	46,660	(1,387)	(3%	)	8.71%	(25)
-100 bp	46,781	(1,266)	(3%	)	8.73%	(24)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios.

47	Page

ITEM 4.	CONTROLS AND PROCEDURES

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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2012, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 at reaching a level of reasonable assurance.

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

48	Page

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

(a)	Exhibits

3.1	Amendment to Articles of Incorporation

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101**	The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

49	Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: May 15, 2012	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: May 15, 2012	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer

50	Page