Form 10-Q
period 2012-06-30
Citizens Community Bancorp Inc.
filed 2012-08-13
CIK 1367859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer, “ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

At August 13, 2012 there were 5,135,550 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.

FORM 10-Q

June 30, 2012

2 | Page

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Balance Sheets

June 30, 2012 (unaudited) and September 30, 2011

(derived from audited financial statements)

(in thousands, except share data)

	June 30, 2012	September 30, 2011
Assets
Cash and cash equivalents	$20,855	$31,763
Other interest-bearing deposits	—	9,543
Securities available for sale (at fair value)	67,436	44,338
Federal Home Loan Bank stock	4,426	5,787
Loans receivable	431,380	431,746
Allowance for loan losses	(5,702)	(4,898)

Loans receivable, net	425,678	426,848

Office properties and equipment, net	5,699	6,696
Accrued interest receivable	1,543	1,508
Intangible assets	288	483
Foreclosed and repossessed assets, net	1,002	1,360
Other assets	6,439	8,231

TOTAL ASSETS	$533,366	$536,557

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$426,697	$448,973
Federal Home Loan Bank advances	48,150	30,400
Other liabilities	4,423	4,296

Total liabilities	479,270	483,669

Stockholders’ equity:
Common stock—5,133,050 and 5,133,570 shares, respectively	51	51
Additional paid-in capital	53,949	53,934
Retained earnings	1,324	1,323
Unearned deferred compensation	(86)	(102)
Accumulated other comprehensive loss	(1,142)	(2,318)

Total stockholders’ equity	54,096	52,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$533,366	$536,557

See accompanying condensed notes to unaudited consolidated financial statements.

3 | Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Operations (unaudited)

Three and Nine Months Ended June 30, 2012 and 2011

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Interest and dividend income:
Interest and fees on loans	$6,247	$6,773	$19,409	$21,038
Interest on investments	446	431	1,135	1,646

Total interest and dividend income	6,693	7,204	20,544	22,684
Interest expense:
Interest on deposits	1,274	1,711	4,115	5,545
Interest on borrowed funds	324	433	982	1,494

Total interest expense	1,598	2,144	5,097	7,039

Net interest income	5,095	5,060	15,447	15,645
Provision for loan losses	900	1,364	3,540	4,614

Net interest income after provision for loan losses	4,195	3,696	11,907	11,031

Noninterest income:
Total fair value adjustments and other-than-temporary impairment	107	126	(2,644)	(1,288)
Portion of loss (gain) recognized in other comprehensive loss (income) (before tax)	(107)	(126)	1,971	717

Net gains on sale of available for sale securities	11	281	91	516

Net gains (losses) on available for sale securities	11	281	(582)	(55)
Service charges on deposit accounts	400	386	1,127	1,095
Insurance commissions	35	25	49	73
Loan fees and service charges	133	70	354	349
Other	166	138	448	364

Total noninterest income	745	900	1,396	1,826

Noninterest expense:
Salaries and related benefits	2,237	2,128	6,600	6,238
Occupancy	617	606	1,838	1,915
Office	279	311	857	1,019
Data processing	389	250	1,120	605
Amortization of core deposit intangible	28	84	194	250
Advertising, marketing and public relations	47	26	147	94
FDIC premium assessment	124	279	518	822
Professional services	349	299	894	865
Other	284	310	1,115	990

Total noninterest expense	4,354	4,293	13,283	12,798

Income before provision for income tax	586	303	20	59
Provision for income taxes	237	127	19	42

Net income attributable to common stockholders	$349	$176	$1	$17

Per share information:
Basic earnings	$0.07	$0.03	$—	$—

Diluted earnings	$0.07	$0.03	$—	$—

Dividends paid	$—	$—	$—	$—

See accompanying condensed notes to unaudited consolidated financial statements.

4 | Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Other Comprehensive Income (unaudited)

Nine Months Ended June 30, 2012 and 2011

(in thousands, except per share data)

	Nine Months Ended
	June 30, 2012	June 30, 2011
Net income attributable to common stockholders	$1	$17

Other comprehensive income, net of tax:

Securities available for sale
Net unrealized gains arising during period	715	2,391
Reclassification adjustment for gains included in net income	54	310
Change for realized losses on securities available for sale for other-than-temporary impairment write-down	404	342

Unrealized gains on securities	1,173	3,043

Defined benefit plans:
Amortization of unrecognized prior service costs and net gains (losses)	3	—

Total other comprehensive income, net of tax	1,176	3,043

Comprehensive income	$1,177	$3,060

See accompanying condensed notes to unaudited consolidated financial statements.

5 | Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statement of

Changes in Stockholders’ Equity (unaudited)

Nine Months Ended June 30, 2012

(in thousands, except Shares)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Equity
Balance, October 1, 2011	5,133,570	$51	$53,934	$1,323	$(102)	$(2,318)	$52,888
Net Income				1			1
Other comprehensive income						1,176	1,176
Forfeiture of unvested shares - 520 shares	(520)
Stock option expense			15				15
Amortization of restricted stock					16		16

Balance, June 30, 2012	5,133,050	$51	$53,949	$1,324	$(86)	$(1,142)	$54,096

See accompanying condensed notes to unaudited consolidated financial statements.

6 | Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended June 30, 2012 and 2011

(in thousands, except per share data)

	Nine Months Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities:
Net income attributable to common stockholders	$1	$17

Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion (amortization) of premium/discount on securities	481	(20)
Depreciation	780	840
Provision for loan losses	3,540	4,614
Net realized gain on sale of securities	(91)	(516)
Other-than-temporary impairment on mortgage-backed securities	673	620
Amortization of core deposit intangible	194	250
Amortization of restricted stock	16	2
Stock based compensation expense	15	1
Loss on sale of office properties	134	—
Net gains from disposals of foreclosed properties	(32)	(35)
Provision for valuation allowance on foreclosed properties	144	135
Decrease in accrued interest receivable and other assets	1,044	1,424
Increase in other liabilities	130	378

Total adjustments	7,028	7,693

Net cash from operating activities	7,029	7,710

Cash flows from investing activities:
Purchase of securities available for sale	(47,521)	(60,998)
Net decrease (increase) in interest-bearing deposits	9,543	(9,543)
Proceeds from sale of securities available for sale	18,200	45,041
Principal payments on securities available for sale	7,116	9,791
Proceeds from sale of FHLB stock	1,361	—
Proceeds from sale of foreclosed properties	1,421	763
Net (increase) decrease in loans	(3,616)	18,959
Net capital expenditures	(380)	(510)
Net cash received from sale of office properties	465	—

Net cash from investing activities	(13,411)	3,503

Cash flows from financing activities:
Net increase (decrease) in Federal Home Loan Bank advances	17,750	(28,900)
Net decrease in deposits	(22,276)	(17,228)

Net cash from financing activities	(4,526)	(46,128)

Net decrease in cash and cash equivalents	(10,908)	(34,915)
Cash and cash equivalents at beginning of period	31,763	72,438

Cash and cash equivalents at end of period	$20,855	$37,523

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$4,103	$5,558
Interest on borrowings	$988	$1,581
Income taxes	$21	$8

Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$1,284	$1,750

See accompanying condensed notes to unaudited consolidated financial statements.

7 | Page

CITIZENS COMMUNITY BANCORP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citizens Community Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Citizens Community Bancorp was a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004. Originally, Citizens Community Federal was a credit union. In December 2001, Citizens Community Federal converted to a federal mutual savings bank. In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization. In 2006, Citizens Community Bancorp completed its second-step mutual to stock conversion.

The consolidated income of the Company is principally derived from the income of the Company’s wholly owned subsidiary. The Bank originates residential and consumer loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 26 full-service offices; eight stand-alone locations and 18 branches predominantly located inside Walmart Supercenters.

The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through August 13, 2012, the date on which the financial statements were available to be issued. As of August 13, 2012, there were no subsequent events which required recognition or disclosure.

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

Use of Estimates – Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to; external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.

Securities – Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses deemed other than

8 | Page

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

In estimating other-than-temporary impairment, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment (“OTTI”) that is recognized in operations and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss), net of the related tax effect.

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

Interest income on mortgage and consumer loans is discontinued at the time the loan is over 91 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account less than 92 days delinquent. Interest on impaired loans considered troubled debt restructurings (“TDRs”) that are not 92 days delinquent is recognized as income as it accrues based on the revised terms of the loan over an established period of continued payment.

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

Allowance for Loan Losses – The allowance for loan losses (“ALL”) is a valuation allowance for probable and inherent credit losses in the portfolio. Loan losses are charged against the ALL when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL. Management estimates the ALL balance required using past loan loss experience; the nature, volume and composition of the loan portfolio; known and inherent risks in the portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; and other relevant factors. The ALL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire ALL balance is available for any loan that, in management’s judgment, should be charged off.

A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs. All TDRs are individually evaluated for impairment. See Note 3 “Loans, Allowance for Loan Losses and Impaired Loans” for information on what we consider to be a TDR. If a TDR loan is deemed to be impaired, a specific ALL allocation is established so that the loan is reported, net, at either (a) the present value of estimated future cash flows using the loan’s existing rate; or (b) at the fair value of collateral less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 91+ days past due,

9 | Page

and certain TDRs that are less than 91+ days delinquent; the likelihood of the loan migrating to over 91 days past due is also factored in determining the specific ALL allocation. Large groups of smaller balance homogeneous loans, such as non-TDR consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Foreclosed and Repossessed Assets, net – Assets acquired through, or instead of loan foreclosure, are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and included in non-interest expense, other on the consolidated statements of operations. Foreclosed and repossessed asset balances were $1,002 and $1,360 at June 30, 2012 and September 30, 2011, respectively.

Income Taxes – The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 6 for details on the Company’s income taxes.

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

Adoption of New Accounting Standards – In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires the presentation of comprehensive income in either a single continuous financial statement or two separate, but consecutive financial statements. ASU 2011-05 also includes a provision requiring the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which deferred this requirement in order to allow the FASB more time to determine whether reclassification adjustments should be required to be presented on the face of the financial statements. For public entities, ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods beginning after December 15, 2011, and are required to be applied retrospectively. Early adoption is permitted. The Company has adopted ASUs 2011-05 and 2011-12 effective October 31, 2011, electing to present a consolidated statement of comprehensive income or loss separate from, but consecutive to, its statement of operations. The adoption of ASUs 2011-05 and 2011-12 had no material effect on the Company’s results of operations, financial position or cash flows.

10 | Page

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amended guidance does not modify the requirements for when fair value measurements apply, rather it generally represents clarifications on how to measure and disclose fair value under Topic 820, “Fair Value Measurement”. Respective disclosure requirements are essentially the same. However, some of the specific amendments address the application of existing fair value measurement requirements. Other specific amendments change a particular principal or requirement for measuring fair value, or for disclosing information about fair value measurements. ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 – FAIR VALUE ACCOUNTING

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

11 | Page

Assets Measured on a Recurring Basis

Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Bank, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturity, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. The Company had an independent valuation of all Level 3 securities in the current quarter. Based on this valuation, no additional other than temporary impairment existed during the three months ended June 30, 2012.

The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Instruments	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2012:
Securities available for sale:
U.S. Agency mortgage-backed securities	$14,656	$—	$14,656	$—
U.S. Agency Floating Rate Bonds	11,677	—	11,677	—
Fannie Mae mortgage-backed securities	11,845	—	11,845	—
Freddie Mac mortgage-backed securities	12,142	—	12,142	—
Non-agency mortgage-backed securities	7,416	—	—	7,416
General Obligation Municipal Bonds	7,361	—	7,361	—
Revenue Municipal Bonds	2,339	—	2,339	—

Total	$67,436	$—	$60,020	$7,416

September 30, 2011:
Securities available for sale:
U.S. Agency mortgage-backed securities	$9,983	$—	$9,983	$—
U.S. Agency Floating Rate Bonds	25,212	—	25,212	—
Non-agency mortgage-backed securities	9,143	—	—	9,143

Total	$44,338	$—	$35,195	$9,143

12 | Page

The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month periods ended June 30, 2012 and 2011:

	Nine Months Ended
	June 30, 2012	June 30, 2011
Balance beginning of period	$9,143	$24,999
Total gains or losses (realized/unrealized):
Included in earnings	(673)	(620)
Included in other comprehensive loss	1,379	5,417
Sales	—	(13,633)
Payments, accretion and amortization	(2,433)	(5,780)

Balance end of period	$7,416	$10,383

Assets Measured on a Nonrecurring Basis

The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2012 and September 30, 2011:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Foreclosed and repossessed assets, net	$1,002	$—	$—	$1,002
Loans restructured in a troubled debt restructuring	7,415	—	—	7,415

Total	$8,417	$—	$—	$8,417

September 30, 2011:
Foreclosed and repossessed assets	$1,360	$—	$—	$1,360
Loans restructured in a troubled debt restructuring	6,018	—	—	6,018

Total	$7,378	$—	$—	$7,378

The fair value of TDRs is determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting TDRs.

The fair value of foreclosed and repossessed assets is determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, the Company utilizes independent third party appraisals to support the Company’s estimates and judgments in determining fair value.

13 | Page

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

Loans Receivable, net

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

Off-Balance-Sheet Instruments

The fair value of off-balance sheet commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the customers. Since this amount is immaterial to the Company’s consolidated financial statements, no amounts for fair value are presented.

14 | Page

The carrying amount and estimated fair value of financial instruments as of the dates indicated were as follows:

	June 30, 2012		September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$20,855	$20,855	$31,763	$31,763
Interest-bearing deposits	—	—	9,543	9,543
Securities available for sale	67,436	67,436	44,338	44,338
FHLB stock	4,426	4,426	5,787	5,787
Loans receivable, net	425,678	453,809	426,848	453,112
Accrued interest receivable	1,543	1,543	1,508	1,508

Financial liabilities:
Deposits	$426,697	$432,255	$448,973	$454,933
FHLB advances	48,150	49,529	30,400	32,454
Accrued interest payable	120	120	114	114

NOTE 3 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

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

15 | Page

Changes in the ALL for the periods presented below are as follows:

	Real Estate	Consumer	Total
Nine Months then Ended June 30, 2012:
Allowance for Loan Losses:
Beginning balance, October 1, 2011	$1,907	$2,991	$4,898
Charge-offs	(1,424)	(1,559)	(2,983)
Recoveries	28	219	247
Provision (1)	1,747	1,793	3,540

Ending balance, June 30, 2012	$2,258	$3,444	$5,702

Three Months then Ended June 30, 2012:
Allowance for Loan Losses:
Beginning balance, April 1, 2012	$2,235	$3,433	$5,668
Charge-offs	(601)	(380)	(981)
Recoveries	6	109	115
Provision (1)	618	282	900

Ending balance, June 30, 2012	$2,258	$3,444	$5,702

Allowance for Loan Losses at June 30, 2012:
Amount of Allowance for Loan Losses arising from loans individually evaulated for impairment	$413	$189	$602

Amount of Allowance for Loan Losses arising from loans collectively evaulated for impairment	$1,845	$3,255	$5,100

Loans Receivable as of June 30, 2012:
Ending balance (2)	$278,384	$152,996	$431,380

Ending balance: individually evaluated for impairment	$6,241	$1,174	$7,415

Ending balance: collectively evaluated for impairment	$272,143	$151,822	$423,965

16 | Page

	Real Estate	Consumer	Total
Nine Months then Ended June 30, 2011:
Allowance for Loan Losses:
Beginning balance, October 1, 2011	$1,562	$2,583	$4,145
Charge-offs	(1,924)	(2,359)	(4,283)
Recoveries	33	146	179
Provision (1)	2,107	2,507	4,614

Ending balance, June 30, 2011	$1,778	$2,877	$4,655

Three Months then Ended June 30, 2011:
Allowance for Loan Losses:
Beginning balance, April 1, 2011	$1,687	$2,817	$4,504
Charge-offs	(729)	(534)	(1,263)
Recoveries	3	47	50
Provision (1)	817	547	1,364

Ending balance, June 30, 2011	$1,778	$2,877	$4,655

Allowance for Loan Losses at June 30, 2011:
Amount of Allowance for Loan Losses arising from loans individually evaulated for impairment	$409	$287	$696

Amount of Allowance for Loan Losses arising from loans collectively evaulated for impairment	$1,369	$2,590	$3,959

Loans Receivable as of September 30, 2011:
Ending balance (2)	$275,339	$157,425	$432,764

Ending balance: individually evaluated for impairment	$5,429	$1,233	$6,662

Ending balance: collectively evaluated for impairment	$269,910	$156,192	$426,102

(1)	The Bank does not have historical data disaggregating provision for loan losses between real estate and consumer loans. Therefore, the provision for loan losses has been allocated between real estate and consumer loans for each period presented based on the ratio of real estate and consumer net loan charge-offs for that period.
(2)	Ending loan balances above do not include deferred loan origination fees net of costs.

The Bank has originated substantially all loans currently recorded on the Company’s consolidated balance sheet. The Bank has not acquired any loans since 2005.

17 | Page

Loans receivable as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer Loans		Total Loans
	June 30, 2012	September 30, 2011	June 30, 2012	September 30, 2011	June 30, 2012	September 30, 2011
Performing loans
Performing TDR loans	$5,517	$3,191	$1,100	$914	$6,617	$4,105
Performing loans other	269,470	264,838	151,445	155,846	420,915	420,684

Total performing loans	274,987	268,029	152,545	156,760	427,532	424,789

Nonperforming loans (1)
Nonperforming TDR loans	724	2,238	74	319	798	$2,557
Nonperforming loans other	2,673	3,452	377	948	3,050	4,400

Total nonperforming loans	3,397	5,690	451	1,267	3,848	6,957

Total loans	$278,384	$273,719	$152,996	$158,027	$431,380	$431,746

(1)	Nonperforming loans are defined as loans that (a) are 91+ days past due and nonaccruing, or (b) TDR loans restructured at a 0% interest rate that were 91+ days past due and nonaccruing at the time of restructuring.

An aging analysis of the Company’s real estate and consumer loans as of June 30, 2012 and September 30, 2011 is as follows:

	1 Month Past Due	2 Months Past Due	Greater Than 3 Months	Total Past Due	Current	Total Loans	Recorded Investment > 3 months and Accruing
June 30, 2012:
Real estate loans	$2,393	$1,085	$3,062	$6,540	$271,854	$278,394	$—
Consumer loans	2,124	433	376	2,933	150,053	152,986	—

Total	$4,517	$1,518	$3,438	$9,473	$421,907	$431,380	$—

Sepember 30, 2011:
Real estate loans	$3,867	$1,877	$3,452	$9,196	$264,523	$273,719	$—
Consumer loans	2,517	868	948	4,333	153,694	158,027	—

Total	$6,384	$2,745	$4,400	$13,529	$418,217	$431,746	$—

At June 30, 2012, the Company has identified $7,415 of TDR loans as impaired, including $6,617 of performing TDRs. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of June 30, 2012 and September 30, 2011 is as follows:

	With No Related Allowance Recorded			With An Allowance Recorded			Totals
	Real Estate	Consumer	Total	Real Estate	Consumer	Total	Real Estate	Consumer	Total
Recorded investment at June 30, 2012	$2,735	$377	$3,112	$3,506	$797	$4,303	$6,241	$1,174	$7,415
Unpaid balance at June 30, 2012	2,735	377	3,112	3,506	797	4,303	6,241	1,174	7,415

Recorded investment at September 30, 2011	3,616	506	4,122	1,813	727	2,540	5,429	1,233	6,662
Unpaid balance at September 30, 2011	3,616	506	4,122	1,813	727	2,540	5,429	1,233	6,662

Average recorded investment; three months ended June 30, 2012	2,874	389	3,263	2,922	734	3,656	5,796	1,123	6,919
Average recorded investment; three months ended June 30, 2011	3,627	356	3,983	1,867	974	2,841	5,494	1,330	6,824
Average recorded investment; nine months ended June 30, 2012	3,176	442	3,618	2,660	762	3,422	5,836	1,204	7,040
Average recorded investment; nine months ended June 30, 2011	2,296	289	2,585	1,455	956	2,411	3,751	1,245	4,996

Interest income received; three months ended June 30, 2012	12	4	16	23	6	29	35	10	45
Interest income received; three months ended June 30, 2011	10	3	13	6	1	7	16	4	20
Interest income received; nine months ended June 30, 2012	34	14	48	58	14	72	92	28	120
Interest income received; nine months ended June 30, 2011	$61	$9	$70	$17	$16	$33	$78	$25	$103

18 | Page

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Company grants a concession to that borrower that the Company would not otherwise consider except for the borrower’s financial difficulties. Concessions include extension of loan terms, renewals of existing balloon loans, reductions in interest rate and consolidation of existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 11 delinquent TDRs with a recorded investment of $764 at June 30, 2012, compared to 17 such loans with a recorded investment of $1,720 at September 30, 2011. A summary of loans modified in a troubled debt restructuring as of June 30, 2012 and during the three and nine months then ended is as follows:

	Real Estate	Consumer	Total
June 30, 2012 and
Nine Months then Ended:

Accruing / Performing:
Beginning balance	$3,506	$950	$4,456
Principal payments	(165)	(116)	(281)
Charge-offs	(79)	(65)	(144)
Advances	9	10	19
New restructured (1)	63	223	286
Class transfers (2)	1,318	(59)	1,259
Transfers between accrual/non-accrual	865	157	1,022

Ending balance	$5,517	$1,100	$6,617

Non-accrual / Non-performing:
Beginning balance	$1,923	$283	$2,206
Principal payments	(31)	(89)	(120)
Charge-offs	(366)	(144)	(510)
Advances	7	1	8
New restructured (1)	56	106	162
Class transfers (2)	0	74	74
Transfers between accrual/non-accrual	(865)	(157)	(1,022)

Ending balance	$724	$74	$798

Totals:
Beginning balance	$5,429	$1,233	$6,662
Principal payments	(196)	(205)	(401)
Charge-offs	(445)	(209)	(654)
Advances	16	11	27
New restructured (1)	119	329	448
Class transfers (2)	1,318	15	1,333
Transfers between accrual/non-accrual	0	0	0

Ending balance	$6,241	$1,174	$7,415

(1)	“New restructured” represent loans restructured during the current period that meet TDR criteria in accordance with the Bank’s policy at the time of the restructuring.
(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

19 | Page

	Real Estate	Consumer	Total
June 30, 2012 and
Three Months then Ended:

Accruing / Performing:
Beginning balance	$3,376	$767	$4,143
Principal payments	(48)	(68)	(116)
Charge-offs	0	0	0
Advances	8	0	8
New restructured (1)	56	157	213
Class transfers (2)	961	0	961
Transfers between accrual/non-accrual	1,164	244	1,408

Ending balance	$5,517	$1,100	$6,617

Non-accrual / Non-performing:
Beginning balance	$1,972	$304	$2,276
Principal payments	0	0	0
Charge-offs	(143)	(51)	(194)
Advances	3	0	3
New restructured (1)	56	74	130
Class transfers (2)	0	(9)	(9)
Transfers between accrual/non-accrual	(1,164)	(244)	(1,408)

Ending balance	$724	$74	$798

Totals:
Beginning balance	$5,348	$1,071	$6,419
Principal payments	(48)	(68)	(116)
Charge-offs	(143)	(51)	(194)
Advances	11	0	11
New restructured (1)	112	231	343
Class transfers (2)	961	(9)	952
Transfers between accrual/non-accrual	0	0	0

Ending balance	$6,241	$1,174	$7,415

(1)	“New restructured” represent loans restructured during the current period that meet TDR criteria in accordance with the Bank’s policy at the time of the restructuring.
(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

20 | Page

	Real Estate	Consumer	Total
June 30, 2011 and
Nine Months then Ended:

Accruing / Performing:
Beginning balance	$1,402	$415	$1,817
Principal payments	(58)	(104)	(162)
Charge-offs	0	(8)	(8)
Advances	27	7	34
New restructured (1)	962	369	1,331
Class transfers (2)	1,456	124	1,580
Transfers between accrual/non-accrual	(167)	(4)	(171)

Ending balance	$3,622	$799	$4,421

Non-accrual / Non-performing:
Beginning balance	$1,312	$144	$1,456
Principal payments	(27)	(24)	(51)
Charge-offs	0	(31)	(31)
Advances	46	4	50
New restructured (1)	0	0	0
Class transfers (2)	0	0	0
Transfers between accrual/non-accrual	491	88	579

Ending balance	$1,822	$181	$2,003

Totals:
Beginning balance	$2,714	$559	$3,273
Principal payments	(85)	(128)	(213)
Charge-offs	0	(39)	(39)
Advances	73	11	84
New restructured (1)	962	369	1,331
Class transfers (2)	1,456	124	1,580
Transfers between accrual/non-accrual	324	84	408

Ending balance	$5,444	$980	$6,424

(1)	“New restructured” represent loans restructured during the current period that meet TDR criteria in accordance with the Bank’s policy at the time of the restructuring.
(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	June 30, 2012		June 30, 2011
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Real estate	43	$6,241	33	$5,429
Consumer	64	1,174	64	1,233

	107	$7,415	97	$6,662

21 | Page

As an integral part of their examination process, various regulatory agencies review the Bank’s ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale as of June 30, 2012 and September 30, 2011, respectively, were as follows:

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
U.S. Agency mortgage-backed securities	$14,271	$385	$—	$14,656
U.S. Agency Floating Rate Bonds	11,485	192	—	11,677
Fannie Mae mortgage-backed securities	11,709	136	—	11,845
Freddie Mac mortgage-backed securities	12,058	84	—	12,142
Non-agency mortgage-backed securities	9,813	—	2,397	7,416
General Obligation Municipal Bonds	7,361	91	91	7,361
Revenue Municipal Bonds	2,297	42	—	2,339

Total investment securities	$68,994	$930	$2,488	$67,436

September 30, 2011
U.S. Agency mortgage-backed securities	$9,719	$264	$—	$9,983
U.S. Agency Floating Rate Bonds	25,215	24	27	25,212
Non-agency mortgage-backed securities	12,918	—	3,775	9,143

Total investment securities	$47,852	$288	$3,802	$44,338

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

22 | Page

A summary of the amount of other-than-temporary impairment related to credit losses on available for sale securities that have been recognized in earnings follows:

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
Beginning balance of the amount of OTTI related to credit losses	$2,408	$9,497
Credit portion of OTTI on securities for which OTTI was not previously recognized	673	620
Cash payments received on a security in excess of the security’s book value adjusted for previously recognized credit portion of OTTI	—	(50)
Credit portion of OTTI on securities in default for which OTTI was previously recognized	—	(2,798)
Credit portion of OTTI previously recognized on securities sold during the period	—	(4,861)

Ending balance of the amount of OTTI related to credit losses	$3,081	$2,408

The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of June 30, 2012, there were no borrowings outstanding on the Federal Reserve line of credit.

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances at June 30, 2012 and September 30, 2011 is as follows:

	As of	Weighted	As of	Weighted
Maturing during the fiscal year	June 30,	Average	September 30,	Average
Ended September 30,	2012	Rate	2011	Rate
2012	$17,250	2.49%	$16,000	4.46%
2013	6,750	3.99%	6,750	3.99%
2014	8,650	3.31%	6,150	4.45%
2015	11,500	1.18%	1,500	4.05%
After 2015	4,000	1.00%	—	NA

Total fixed maturity	$48,150		$30,400
Advances with amortizing principal	—		—

Total	$48,150		$30,400

At June 30, 2012, the Bank’s available and unused portion of this borrowing agreement was approximately $142,300.

Maximum month-end amounts outstanding were $48,150 and $63,300 during the nine month periods ended June 30, 2012 and 2011, respectively.

Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $264,500 of real estate mortgage loans.

23 | Page

NOTE 6 – INCOME TAXES

Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
Current tax provision (benefit)
Federal	$710	$170
State	155	16

	865	186
Deferred tax provision (benefit)
Federal	(744)	(145)
State	(102)	1

	(846)	(144)

Total	$19	$42

The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Nine Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2012		2011
Tax expense at statutory rate	$7	34.0%	$20	34.0%
State income taxes net of exception	1	5.4%	3	5.4%
Other permanent differences	11	55.5%	3	4.5%
Other	—	1.3%	16	27.3%

Total	$19	96.2%	$42	71.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of June 30, 2012 and September 30, 2011, respectively:

24 | Page

	June 30, 2012	September 30, 2011
Deferred tax assets:
Allowance for loan losses	$2,245	$1,928
Deferred loan costs/fees	387	366
Director/officer compensation plans	1,330	1,360
Net unrealized loss on securities available for sale	623	1,406
Impairment loss	574	72
Other	180	229

Deferred tax assets	5,339	$5,361

Deferred tax liabilities:
Office properties and equipment	(781)	(902)
Federal Home Loan Bank stock	(64)	(64)
Core deposit intangible, net	21	(42)
481a adjustment	(21)	(82)
Other	(69)	(108)

Deferred tax liabilities	(914)	(1,198)

Net deferred tax assets	$4,425	$4,163

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies” above. At June 30, 2012 and September 30, 2011, respectively, management determined that no valuation allowance was necessary.

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of June 30, 2012, years open to examination by the Internal Revenue Service include all taxable years after the taxable year ended September 30, 2008. The years open to examination by state and local government authorities varies by jurisdiction. The Internal Revenue Service is currently examining the income tax returns for the year ended September 30, 2010.

The tax effects from uncertain tax positions can be recognized in the financial statements, provided the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized, upon ultimate settlement with the relevant tax authority. The Company applied the foregoing accounting standard to all of its tax positions for which the statute of limitations remains open as of the date of the accompanying consolidated financial statements.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of interest expense and miscellaneous expense, respectively. During the nine month periods ended June 30, 2012 and 2011, the Company did not recognize any interest or penalties related to income tax issues in its statements of operations. The Company has no accrual for the payments of interest and penalties related to income tax issues as of June 30, 2012 or September 30, 2011.

NOTE 7 – STOCK-BASED COMPENSATION

In February 2005, the Company’s stockholders approved the Company’s Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of June 30, 2012, 90,927 restricted shares were issued and outstanding under this plan. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting

25 | Page

period from the grant date. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares and $6.18 for 6,832 shares. During the year ended September 30, 2011, 20,312 shares were granted to an eligible participant under this plan at a weighted average fair value of $5.24. Compensation expense related to these awards was $5 and $16 for the three and nine month periods ended June 30, 2012, respectively.

Of the 20,312 shares granted, 10,156 shares were granted during the quarter ended June 30, 2011. No shares were granted during either of the three or nine month periods ending June 30, 2012. There were no previously awarded shares that were forfeited in either of the three or nine month periods ending June 30, 2012 or 2011, respectively.

In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At June 30, 2012, 248,635 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.70 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through June 30, 2012, since the plan’s inception, options for 72,995 shares of the Company’s common stock were vested, options for 41,794 shares were unvested, options for 129,288 shares were forfeited and options for 4,558 shares were exercised. Of the 248,635 options granted, 114,789 remained outstanding as of June 30, 2012.

The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation for the three and nine month periods ended June 30, 2012 were $5 and $15, respectively.

In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. In October 2008, the Compensation Committee suspended consideration of distributions or awards under this plan, and as of June 30, 2012, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)

On October 1, 2011, the Company adopted ASU 2011-05, “Presentation of Comprehensive Income”. In addition to presenting the Consolidated Statements of Comprehensive Income herein, the following table shows the tax effects allocated to each component of other comprehensive income for the nine months ended June 30, 2012:

26 | Page

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding losses arising during period	$1,192	(477)	$715
Less: reclassification adjustment for gains included in net income	91	(37)	54
Changes for realized losses on securities available for sale for OTTI write-down	673	(269)	404

Defined benefit plans:
Amortization of unrecognized prior service costs and net gains (losses)	5	(2)	3

Other comprehensive income (loss)	$1,961	$(785)	$1,176

The changes in the accumulated balances for each component of other comprehensive income (loss) for the nine months ended June 30, 2012 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2011	$(2,109)	$(209)	$(2,318)
Current period other comprehensive income, net of tax	1,173	3	1,176

Ending balance, June 30, 2012	$(936)	$(206)	$(1,142)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

27 | Page

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

GENERAL

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2012, and the consolidated results of operations for the three and nine months ended June 30, 2012, compared to the same periods in the fiscal year ended September 30, 2011. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2011.

PERFORMANCE SUMMARY

The following table sets forth our results of operations and related summary information for the three and nine month periods ended June 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income as reported	$349	$176	$1	$17
EPS - basic, as reported	$0.07	$0.03	$—	$—
EBS - diluted, as reported	$0.07	$0.03	$—	$—
Cash dividends paid	$—	$—	$—	$—

Return on average assets (annualized)	0.26%	0.12%	0.00%	0.00%
Return on average equity (annualized)	2.62%	1.34%	0.00%	0.04%
Efficiency ratio, as reported (1)	74.55%	71.39%	75.83%	70.35%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings.
A lower ratio indicates greater efficiency.

The following is a brief summary of some of the factors that affected our operating results in the three and nine month periods ended June 30, 2012. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share and per share amounts, are stated in thousands.

28 | Page

We reported net income of $349 for the three months ended June 30, 2012, compared to net income of $176 for the three months ended June 30, 2011. We reported net income of $1 and $17 for the nine months ended June 30, 2012 and 2011, respectively. Both basic and diluted earnings per share were $0.07 for the three months ended June 30, 2012 and $0.03 for the three months ended June 30, 2011. Both basic and diluted earnings per share were $0.00 and $0.00 for the nine months ended June 30, 2012 and 2011, respectively.

The return on average assets for the three months ended June 30, 2012 and 2011 was 0.26% and 0.12%, respectively. The return on average assets for the nine months ended June 30, 2012 and 2011 was 0.00% and 0.00%, respectively.

The return on average equity for the three months ended June 30, 2012 and 2011 was 2.62% and 1.34%, respectively. The return on average equity for the nine months ended June 30, 2012 and 2011 was 0.00% and 0.04%, respectively.

No cash dividends were declared or paid in either of the three or nine month periods ended June 30, 2012 and 2011, respectively.

Key factors behind these results were:

•

Net interest income increased for the current three month period and decreased for the current nine month period compared to the comparable prior year periods. However, net interest margin increased for both the current three and nine month periods compared to the comparable prior year periods.

•

We continue to see both rate and volume related decreases in both interest income on loans and interest expense on deposits. However, the net impact of volume decreases on net interest income is an increase of $59 and $401 for the three and nine month periods ended June 30, 2012, respectively. The net impact of the rate decreases was a reduction in net interest income of $24 and $599 for the three and nine month periods ended June 30, 2012, respectively. Reductions in fiscal year-to-date average Federal Home Loan Bank (“FHLB”) borrowings led to decreases in interest expense on borrowed funds of ($109) and ($512) for the three and nine month period ended June 30, 2012, respectively, over the comparable prior year periods.

•

Net interest income was $5,095 for the three month period ended June 30, 2012, an increase of $35 or 0.7% from the three month period ended June 30, 2011. Net interest income was $15,447 for the nine month period ended June 30, 2012, a decrease of ($198) or (1.3%) from the nine month period ended June 30, 2011.

•

The net interest margin of 3.92% for the three months ended June 30, 2012 represents a 26 bp increase from a net interest margin of 3.66% for the three months ended June 30, 2011. The net interest margin of 3.97% for the nine months ended June 30, 2012 represents a 25 bp increase from a net interest margin of 3.72% for the nine months ended June 30, 2011.

•

Total loans were $431,380 at June 30, 2012, a decrease of ($366), or (0.08%) from September 30, 2011. Total deposits were $426,697 at June 30, 2012, a decrease of ($22,276) or (4.96%) from September 30, 2011.

•

Net loan charge-offs decreased from $1,214 for the three months ended June 30, 2011 to $866 for the three months ended June 30, 2012. Net loan charge-offs decreased from $4,104 for the nine months ended June 30, 2011 to $2,736 for the nine months ended June 30, 2012. Continued lower levels of net loan charge-offs and non-performing loans led to a decreased provision for loan losses of $900 for the three month period ended June 30, 2012, compared to $1,364 for the three months ended June 30, 2011. Annualized net loan charge-offs as a percentage of average loans were 0.85% for the nine months ended June 30, 2012, compared to 1.24% for the nine months ended June 30, 2011. Net loan charge-offs decreased during the current year quarter over the prior year quarter, and were at levels lower than the seven previous quarters.

•

Non-interest income decreased from $900 for the three months ended June 30, 2011 to $745 for the three months ended June 30, 2012. Non-interest income decreased from $1,826 for the nine months ended June 30, 2011 to $1,396 for the nine months ended June 30, 2012. The primary contributor in this decrease was $281 of gains on the sale of available for sale securities during the three months ended

29 | Page

June 30, 2011 compared to the $11 gains during the three months ended June 30, 2012 and $55 in losses on the sale of available-for sale securities for the nine months ended June 30, 2011 compared to $582 in loss for the nine months ended June 30, 2012, respectively.

•

Non-interest expense increased 1.42%, from $4,293 to $4,354 for the three month period ending June 30, 2012 compared to the three month period ending June 30, 2011. Non-interest expense increased 3.79%, from $12,798 to $13,283 for the nine month period ending June 30, 2012 compared to the nine month period ending June 30, 2011. These increases were primarily due to increased compensation costs necessary to meet increasing regulatory demands and higher levels of outsourced data processing costs necessary for improved data security and product expansions.

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

Allowance for Loan Losses.

We maintain an allowance for loan losses to absorb probable incurred losses in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). The Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory requirements. However, based on periodic examinations by regulators, the amount of the allowance for loan losses recorded during a particular period may be adjusted.

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

We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant, to determine if other-than-temporary impairment exists. A debt security is considered impaired if the fair value is less than its amortized cost at the report date. If impaired, we then assess whether the impairment is other-than-temporary.

30 | Page

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

31 | Page

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

Income Taxes.

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of June 30, 2012, management does not believe a valuation allowance is necessary.

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

Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest income earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and nine month periods ended June 30, 2012 and 2011, respectively.

Net interest income was $5,095 for the three months ended June 30, 2012, compared to $5,060 for the three months ended June 30, 2011. Net interest income was $15,447 for the nine months ended June 30, 2012, compared to $15,645 for the nine months ended June 30, 2011. The net interest margin for the three months ended June 30, 2012 was 3.92% compared to 3.66% for the three months ended June 30, 2011. The net interest

32 | Page

margin for the nine months ended June 30, 2012 was 3.97% compared to 3.72% for the nine months ended June 30, 2011. The increases in net interest margin were primarily attributable to corresponding increases in interest rate spread over the prior year periods. The primary factor contributing to the increase in interest rate spread between the periods was a decrease in the average balance of outstanding higher rate FHLB borrowings. $20,500 of FHLB borrowings have matured since December 31, 2010. As the outstanding FHLB borrowings continue to mature, we anticipate that they will be replaced, as needed, with lower FHLB rate borrowings as a source of funding, as demonstrated by an increase in FHLB borrowings of $13,050 during the quarter ended June 30, 2012 at lower weighted average rates.

As shown in the rate/volume analysis in the following pages, volume changes resulted in increases of $59 and $401 in net interest income for the three and nine month periods ended June 30, 2012, respectively, compared to the comparable prior year periods. The decrease and changes in the composition of interest earning assets resulted in $71 and $434 decreases in interest income for the three and nine months ended June 30, 2012, respectively, compared to the comparable prior year periods. Rate changes on interest earning assets decreased interest income by $440 and $1,706 for the three and nine month periods ended June 30, 2012, respectively. These decreases were partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $416 and $1,107 over the same periods in the prior year, resulting in a net decrease of $24 and $599 in net interest income due to changes in interest rates during the three and nine month periods ended June 30, 2012, respectively. The decrease in our balance of certificates of deposit is the primary factor affecting volume changes during these same periods. Rate decreases on all asset and deposit categories are reflective of the current overall lower market interest rate environment versus the same period last year.

We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. Continued low interest rates will enable us to experience a favorable interest rate margin.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at June 30, 2012 for each of the three and nine-month periods shown below. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.

Average interest earning assets were $522,371 and $520,351 for the three and nine month periods ended June 30, 2012, respectively, compared to $553,904 and $562,588 for the comparable prior year periods. Interest income on interest earning assets was $6,693 and $20,544 for the three and nine month periods ended June 30, 2012, respectively, compared to $7,204 and $22,684 for the comparable prior year periods. Interest income is comprised primarily of interest income on loans and interest income on available for sale securities. Interest income on loans was $6,247 and $19,409 for the three and nine month periods ended June 30, 2012, respectively, compared to $6,773 and $21,038, respectively, for the comparable prior year periods. Interest income on available for sale securities was $434 and $1,075 for the three and nine month periods ended June 30, 2012, respectively, compared to $386 and $1,519 for the comparable prior year periods. The decrease in loan interest income was primarily due to decreased loan volumes and a continued lower interest rate environment. Decreases in interest income on available for sale securities were primarily due to two factors. First, we apply any interest payments we receive to principal on specific securities on which we had previously recorded other-than-temporary impairment. Also, we sold several higher risk non-agency mortgage backed securities and reinvested the proceeds in lower risk and lower yielding agency bonds during 2011.

Average interest bearing liabilities were $474,420 and $473,962 for the three and nine month periods ended June 30, 2012, respectively, compared to $511,534 and $522,739 for the comparable prior year periods. Interest expense on interest bearing liabilities was $1,598 and $5,097 for the three and nine month periods ended June 30, 2012, respectively, compared to $2,144 and $7,039 for the comparable prior year periods. Interest expense is comprised primarily of interest expense on money market accounts, certificates of deposit and FHLB advances. Decreases in interest expense in the current year periods were primarily due to maturities of higher rate FHLB advances which carry higher interest rates than deposits, increases in lower rate new FHLB advances, and lower balances and interest rates paid on money market accounts and certificates of deposit.

33 | Page

For the three months ended June 30, 2012, interest expense on interest-bearing deposits decreased $169 from the volume and mix changes and decreased $268 from the impact of the rate environment, resulting in an aggregate decrease of $437 in interest expense on interest-bearing deposits. For the nine months ended June 30, 2012, interest expense on interest-bearing deposits decreased $539 from the volume and mix changes and decreased $891 from the impact of the rate environment, resulting in an aggregate decrease of $1,430 in interest expense on interest-bearing deposits. Average FHLB advances increased $3,762 and $10,025 for the three and nine month periods ended June 30, 2012, respectively, compared to the comparable prior year periods. Interest expense on FHLB advances was $324 and $982 for the three and nine month periods ended June 30, 2012, respectively, compared to $433 and $1,494 for the comparable prior year periods. The decreases were due to scheduled maturities on certain higher rate FHLB advances since 2011, partially offset by newer FHLB borrowings at lower interest rates.

NET INTEREST INCOME ANALYSIS

(Dollar amounts in thousands)

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three months ended June 30, 2012			Three months ended June 30, 2011
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average interest-earning assets:
Cash and cash equivalents	$20,208	$7	0.14%	$44,068	$27	0.25%
Loans	428,674	6,247	5.86%	434,586	6,773	6.25%
Interest-bearing deposits	1,245	2	0.65%	8,438	17	0.81%
Securities available for sale	67,524	434	2.59%	61,025	386	2.54%
FHLB stock	4,720	3	0.26%	5,787	1	0.07%

Total interest earning assets	$522,371	$6,693	5.15%	$553,904	$7,204	5.22%

Average interest-bearing liabilities:
Savings accounts	$24,783	$5	0.08%	$25,194	$7	0.10%
Demand deposits	30,266	1	0.01%	23,488	1	0.02%
Money market	145,782	183	0.50%	167,929	406	0.97%
CD’s	206,630	984	1.92%	231,849	1,184	2.05%
IRA’s	24,034	101	1.69%	23,911	113	1.90%

Total deposits	431,495	1,274	1.19%	472,371	1,711	1.45%

FHLB Advances	42,925	324	3.04%	39,163	433	4.43%

Total interest bearing liabilities	$474,420	$1,598	1.35%	$511,534	$2,144	1.68%

Net interest income		$5,095			$5,060

Interest rate spread			3.80%			3.54%

Net interest margin			3.92%			3.66%

Average interest-earning assets to average interest-bearing liabilities			1.10			1.08

34 | Page

NET INTEREST INCOME ANALYSIS

(Dollar amounts in thousands)

Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011

	Nine months ended June 30, 2012			Nine months ended June 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest-earning assets:
Cash and cash equivalents	$22,264	$25	0.15%	$60,219	$99	0.22%
Loans	$429,833	$19,409	6.03%	$444,327	$21,038	6.33%
Interest-bearing deposits	$5,141	$29	0.75%	$4,475	$25	0.75%
Securities available for sale	$57,830	$1,075	2.48%	$47,780	$1,519	4.25%
FHLB stock	$5,283	$6	0.15%	$5,787	$3	0.07%

Total interest earning assets	520,351	20,544	5.27%	562,588	22,684	5.39%

Average interest-bearing liabilities:
Savings accounts	24,384	15	0.08%	$25,462	$31	0.16%
Demand deposits	26,757	3	0.01%	$22,701	$7	0.04%
Money market	149,623	670	0.60%	$161,259	$1,265	1.05%
CD’s	213,346	3,108	1.95%	$243,707	$3,889	2.13%
IRA’s	24,342	319	1.75%	$24,075	$353	1.96%

Total deposits	438,452	4,115	1.25%	477,204	5,545	1.55%

FHLB Advances	35,510	982	3.69%	$45,535	$1,494	4.39%

Total interest bearing liabilities	473,962	5,097	1.44%	522,739	7,039	1.80%

Net interest income		$15,447			$15,645

Interest rate spread			3.84%			3.59%

Net interest margin			3.97%			3.72%

Average interest-earning assets to average interest-bearing liabilities			1.10			1.08

35 | Page

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

RATE / VOLUME ANALYSIS (1)

(Dollar amounts in thousands)

Three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(10)	$(10)	$(20)
Loans	(91)	(435)	(526)
Interest-bearing deposits	(12)	(3)	(15)
Securities available for sale	42	6	48
FHLB stock	—	2	2

Total interest earning assets	(71)	(440)	(511)

Interest expense:
Savings accounts	—	(2)	(2)
Demand deposits	—	—	—
Money market	(47)	(176)	(223)
CD’s	(123)	(77)	(200)
IRA’s	1	(13)	(12)

Total deposits	(169)	(268)	(437)

FHLB Advances	39	(148)	(109)

Total interest bearing liabilities	(130)	(416)	(546)

Net interest income	$59	$(24)	$35

36 | Page

Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(46)	$(28)	$(74)
Loans	(673)	(956)	(1,629)
Interest-bearing deposits	4	—	4
Securities available for sale	281	(725)	(444)
FHLB stock	—	3	3

Total interest earning assets	(434)	(1,706)	(2,140)

Interest expense:
Savings accounts	(1)	(15)	(16)
Demand deposits	1	(5)	(4)
Money market	(85)	(510)	(595)
CD’s	(458)	(323)	(781)
IRA’s	4	(38)	(34)

Total deposits	(539)	(891)	(1,430)

FHLB Advances	(296)	(216)	(512)

Total interest bearing liabilities	(835)	(1,107)	(1,942)

Net interest income	$401	$(599)	$(198)

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”), based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Based on increased historical charge off ratios and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Policies—Allowance for Loan Losses”, the provision necessary to ensure an adequate ALL continues to remain at elevated levels. Specifically, our customers’ ability to repay loans continues to be adversely affected by higher unemployment rates, and depressed housing prices are causing increases in collateral deficiencies on real estate loans. With both local and national unemployment rates improving slightly in recent quarters, we anticipate our actual charge-off experience to continue to remain stable throughout the remainder of the fiscal year ending September 30, 2012.

Net loan charge-offs for the three and nine month periods ended June 30, 2012 were $866 and $2,736, compared to $1,214 and $4,104 for the comparable prior year periods. Annualized net charge-offs to average loans were 0.85% for the nine months ended June 30, 2012 compared to 1.23% for the nine months ended June 30, 2011. Non-accrual loans were $3,848 at June 30, 2012 compared to $4,400 at September 30, 2011. The decrease is due to overall improvements in credit portfolio quality. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.

We recorded provision for loan losses of $900 and $3,540 for the three and nine month periods ended June 30, 2012, respectively, compared to $1,364 and $4,614 for the comparable prior year periods. Management believes that the provision taken for these three and nine month periods is adequate in view of the present condition of the loan portfolio and the sufficiency of collateral supporting non-performing loans. We continually monitor non-performing loan relationships and will make provisions, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of

37 | Page

general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.

Noninterest Income (Loss). The following table reflects the various components of non-interest income (loss) for the three and nine-month periods ended June 30, 2012 and 2011, respectively.

	Three months ended June 30,		%	Nine months ended June 30,		%
	2012	2011	Change	2012	2011	Change
Noninterest Income (Loss):
Net gains/(losses) on available for sale securities	$11	$281	(96.09%)	$(582)	$(55)	958.18%
Service charges on deposit accounts	400	386	3.63%	1,127	1,095	2.92%
Insurance commissions	35	25	40.00%	49	73	(32.88%)
Loan fees and service charges	133	70	90.00%	354	349	1.43%
Other	166	138	20.29%	448	364	23.08%

Total noninterest income	$745	$900	(17.22%)	$1,396	$1,826	(23.55%)

Noninterest income was $745 and $1,396 for the three and nine month periods ended June 30, 2012, respectively, compared to $900 and $1,826 for the comparable prior year periods. The decrease of ($155) during the three month periods resulted from a $281 gain on sale of available for sale securities in the three months ended June 30, 2011, partially offset by increases in loan fees and service charges of $63 during the current year quarter. The decrease of ($430) for the nine month periods was primarily due to an increase in securities related losses of ($527).

Noninterest Expense. The following table reflects the various components of noninterest expense for the three and nine month periods ended June 30, 2012 and 2011, respectively.

	Three months ended June 30,		%	Nine months ended June 30,		%
	2012	2011	Change	2012	2011	Change
Noninterest Expense:
Salaries and related benefits	$2,237	$2,128	5.12%	$6,600	$6,238	5.80%
Occupancy - net	617	606	1.82%	1,838	1,915	(4.02%)
Office	279	311	(10.29%)	857	1,019	(15.90%)
Data processing	389	250	55.60%	1,120	605	85.12%
Amortization of core deposit	28	84	(66.67%)	194	250	(22.40%)
Advertising, marketing and public relations	47	26	80.77%	147	94	56.38%
FDIC premium assessment	124	279	(55.56%)	518	822	(36.98%)
Professional services	349	299	16.72%	894	865	3.35%
Other	284	310	(8.39%)	1,115	990	12.63%

Total noninterest expense	$4,354	$4,293	1.42%	$13,283	$12,798	3.79%

Noninterest expense increased $61 (1.42%) and $485 (3.79%) for the three and nine month periods ended June 30, 2012, respectively, compared to the comparable prior year periods. The noninterest expense (annualized) to average assets ratios were 3.30% and 3.32% for the three and nine month periods ended June 30, 2012, respectively, compared to 3.05% and 2.98% for the comparable prior year periods. The increases in

38 | Page

noninterest expense and the noninterest expense (annualized) to average assets ratios in the current year periods were primarily attributable to; (a) increased data processing costs, (b) decreased FDIC premium assessments due to decreased deposit volume, and (c) increases in compensation costs. The increased data processing costs are a result of the 2011 migration to a service bureau data processing model and enhancements to the Bank’s business continuity plan. Compensation costs were higher for both time frames as a result of an increase in the number of full time equivalent employees due to increased regulatory demands.

Income Taxes. Income tax expense was $237 and $19 for the three and nine months ended June 30, 2012, respectively, compared to income tax expense of $127 and $42, respectively, for the comparable prior year periods. The changes resulted from the changes in pre-tax income and loss items discussed above.

BALANCE SHEET ANALYSIS

Loans. Loans decreased by $366, or (0.08%), to $431,380 as of June 30, 2012 from $431,746 at September 30, 2011. At June 30, 2012, the loan portfolio was comprised of $278,394 of loans secured by real estate, or 64.5% of total loans, and $152,986 of consumer loans, or 35.5% of total loans. At September 30, 2011, the loan portfolio mix included real estate loans of $273,719, or 63.4% of total loans, and consumer loans of $158,027, or 36.6% of total loans. We continue to experience reduced loan demand in our markets, consistent with decreased loan demand throughout the United States.

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

At least quarterly, we review the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of ASC 450-10, “Accounting for Contingencies” and ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other factors specific to the markets in which we operate. We continue to refine our ALL methodology by introducing a greater level of granularity to the portfolio. For example, bifurcating consumer loans between indirect paper and other consumer loans; and segmenting real estate loans without an event of delinquency. The additional segmentation of the portfolio is intended to provide a more effective basis for the determination of qualitative factors. In addition, management evaluates its ALL methodology from time to time to assess whether modifications are appropriate in light of underwriting practices, market conditions, identifiable trends, regulatory pronouncements or other factors. Management periodically reviews its ALL methodology and may make modifications to it as necessary. We believe that any modifications or changes to the ALL methodology would be to enhance the ALL. However, any such modifications could result in materially different ALL levels in future periods.

The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered TDRs. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. At June 30, 2012 had 107 such loans, all secured by real estate or personal property. Their aggregate recorded investment is $7,415 as of June 30, 2012. The total for the 60 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $4,303 for which $602 in specific ALL was recorded as of June 30, 2012.

39 | Page

At June 30, 2012, the ALL was $5,702, or 1.32% of the total loan portfolio, compared to ALL of $4,898, or 1.13% of the total loan portfolio, at September 30, 2011. This level was based on our analysis of the loan portfolio risk at June 30, 2012, taking into account the factors discussed above.

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

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were more than 91 days past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is discontinued when a loan becomes more than 91 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than become recorded as interest income. Restructuring a TDR loan typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. TDR loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

40 | Page

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	June 30, 2012 and Nine Months Then Ended	September 30, 2011 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$3,848	$4,400
Accruing loans past due 90 days or more	—	—

Total nonperforming loans (“NPLs”)	3,848	4,400
Other real estate owned	905	1,153
Other collateral owned	97	207

Total nonperforming assets (“NPAs”)	$4,850	$5,760

Troubled Debt Restructurings (“TDRs”)	$7,415	$6,662
Nonaccrual TDRs	$798	$1,855

Average outstanding loan balance	$431,563	$443,989

Loans, end of period	$431,380	$431,746

Total assets, end of period	$533,366	$536,557

ALL, at beginning of period	$4,898	$4,145

Loans charged off:
Real estate loans	(1,424)	(2,476)
Consumer loans	(1,559)	(2,882)

Total loans charged off	(2,983)	(5,358)

Recoveries of loans previously charged off:
Real estate loans	28	46
Consumer loans	219	201

Total recoveries of loans previously charged off:	247	247

Net loans charged off (“NCOs”)	(2,736)	(5,111)

Additions to ALL via provision for loan losses charged to operations	3,540	5,864

ALL, at end of period	$5,702	$4,898

Ratios:
ALL to NCOs (annualized)	1.56	0.96
NCOs (annualized) to average loans	0.85%	1.15%
ALL to total loans	1.32%	1.13%
NPLs to total loans	0.89%	1.02%
NPAs to total assets	0.91%	1.07%

Total Assets:	$533,366	$536,557

41 | Page

Non-performing loans of $3,848 at June 30, 2012, which included $798 of non-performing troubled debt restructured loans, reflected a decrease of $552 from the non-performing loans balance of $4,400 at September 30, 2011. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.

Our non-performing assets were $4,850 at June 30, 2012, or 0.91% of total assets compared to $5,760, or 1.07% of total assets at September 30, 2011. The decreases since September 30, 2011 were primarily a result of decreasing nonaccrual loans, as well as a decrease in other real estate and other collateral owned.

Other real estate owned (OREO) decreased by $248, from $1,153 at September 30, 2011 to $905 at June 30, 2012. Other collateral owned decreased $110 during the nine months ended June 30, 2012 to $97 from the September 30, 2011 balance of $207. The decrease in OREO was primarily due to several large residential real estate properties sold during the period. The decrease in other collateral owned was largely due to more aggressive credit monitoring and collection practices along with general economic deterioration in the communities we serve. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.

We believe the favorable trends noted above in our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.

Net charge offs for the three months ended June 30, 2012 were $866 compared to $1,214 for the three months ended June 30, 2011. Net charge offs for the nine months ended June 30, 2012 were $2,736 compared to $4,104 for the nine months ended June 30, 2011. The ratio of annualized net charge-offs to average loans receivable was 0.85% for both the three and nine month periods ended June 30, 2012, compared to 1.15% for the twelve months ended September 30, 2011. Improved net charge-offs during the current year periods were primarily a result of reduced delinquencies and overall credit quality improvement within the portfolio.

Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test.

Securities available for sale, which represents our entire investment portfolio, were $67,436 at June 30, 2012 compared with $44,338 at September 30, 2011. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase. As of June 30, 2012, the entire remaining book value of the non-agency residential MBS portfolio, which totaled $9,813, has been downgraded from investment grade to below investment grade. The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions. Taking into consideration these developments, we have determined that it is likely the Bank will not collect all amounts due according to the contractual terms of these securities.

As part of our asset and liability management activities, we review our non-agency MBS portfolio on a monthly basis. We analyze credit risk, i.e. the likelihood of potential future OTTI adjustments and current market prices relative to our current book value. We also analyze the impact of these securities on our regulatory risk-based capital requirements.

During the three month period ended June 30, 2012, the results of our analysis indicated none of our remaining non-agency residential MBS, with an aggregate book value of approximately $9,813, had additional OTTI.

42 | Page

Despite more favorable market prices in recent months on certain non-agency MBS, we believe that the remaining fair value of our non-agency MBS portfolio, totaling $7,416, is still subject to numerous risk factors outside of our control, such as market volatility and changes in the credit quality of underlying collateral. Future evaluations of fair value could result in additional OTTI losses.

On June 30, 2012, all six of our remaining securities included in our non-agency residential MBS portfolio have unrealized losses currently included in accumulated other comprehensive income. These losses represent a 24.4% decline in value in comparison to our amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

The amortized cost and market values of our available for sale securities as of the periods indicated below were as follows:

	Amortized Cost	Fair Value
June 30, 2012
U.S. Agency mortgage-backed securities	$14,271	$14,656
U.S. Agency Floating rate bonds	$11,485	$11,677
Fannie Mae mortgage-backed securities	11,709	11,845
Freddie Mac mortgage-backed securities	12,058	12,142
Non-agency mortgage-backed securities	9,813	7,416
General Obligation Municipal Bonds	7,361	7,361
Revenue Municipal Bonds	2,297	2,339

Totals	$68,994	$67,436

September 30, 2011
U.S. Agency mortgage-backed securities	$9,719	$9,983
U.S. Agency Floating rate bonds	25,215	25,212
Non-agency mortgage-backed securities	12,918	9,143

Totals	$47,852	$44,338

As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of June 30, 2012, we held $7,416 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.

43 | Page

The composition of our available-for-sale portfolios by credit rating as of the periods indicated was as follows:

	June 30, 2012		September 30, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Agency	$49,522	$50,320	$34,934	$35,195
AAA	3,655	3,685	—	—
AA	4,853	4,872	—	—
A	1,151	1,143
BBB	—	—	—	—
Below investment grade	9,813	7,416	12,918	9,143

Total	$68,994	$67,436	$47,852	$44,338

At June 30, 2012, the approximate aggregate fair value of the six remaining non-agency securities, for which other-than-temporary impairment of $3,081 has been previously recorded, was $7,416. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2011, balance of OTTI related to credit losses	$2,408
Credit portion of OTTI recognized during the nine months ended June 30, 2012	673

June 30, 2012, balance of OTTI related to credit losses	$3,081

Utilizing a third party firm, we will continue to obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis. Our management and Board of Directors will review and consider additional testing during future periods to determine if additional write-downs of the MBS portfolio are warranted.

At June 30, 2012, securities in the amount of $36,652 are pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of June 30, 2012, the line of credit had a zero balance.

Deposits. Deposits decreased to $426,697 at June 30, 2012, from $448,973 at September 30, 2011 due to our continued efforts to increase core deposits and allow higher rate CDs to mature without being replaced. Deposit activity by product and generated by in-store versus traditional branch locations as of June 30, 2012 was as follows:

	In-store	Traditional	Institutional	Total
Non-CD deposits	$(9,501)	$3,893	$—	$(5,608)
CD deposits - customer	(68)	(8,609)	—	(8,677)
CD deposits - institutional	—	—	(7,585)	(7,585)

Total change in deposits	$(9,569)	$(4,716)	$(7,585)	$(21,870)

Through execution of our branch strategy, and by expanding our deposit product offerings, we continue to pursue core deposit relationships at current market rates. Institutional certificates of deposit as a funding source declined for the quarter, but remain a cost effective source of future funding.

The Bank had $498 in brokered deposits as of June 30, 2012 and zero brokered deposits as of September 30, 2011. Brokered deposit levels are within all regulatory directives thereon.

44 | Page

Borrowed Funds. FHLB advances increased from $30,400 as of September 30, 2011, to $48,150 as of June 30, 2012, primarily as a result of new FHLB borrowings at lower interest rates than previous FHLB borrowings, The borrowings were utilized to improve liquidity and fund operations.

Stockholders’ Equity. Total stockholders’ equity was $54,096 at June 30, 2012, versus $52,888 at September 30, 2011. Total stockholders’ equity increased by $1,208, primarily as a result of favorable fair market value adjustments to our investment portfolio which are a component of other comprehensive income in equity.

Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At June 30, 2012, our liquidity ratio was 11.57%, above our targeted liquidity ratio of 10%.

Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $78,173 of our $226,412 (34.5%) CD portfolio as of June 30, 2012 will mature within the next 12 months, we have historically retained over 70% of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching, our retention rate may decrease in the future due to our philosophy of building customer relationships – not just deposit accounts. Through new deposit product offerings to our branch customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In our present interest rate environment, and based on maturing yields this should also improve our cost of funds. We believe that our in-store branch network attracts core deposits and enhances long-term liquidity, a key component to our broader liquidity management strategy.

We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $142,300 available under this arrangement. We also maintain lines of credit of $30,300 with the Federal Reserve Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank line of credit is a discretionary line of credit.

Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2012, the Company had $5,428 in unused commitments, compared to $4,409 in unused commitments as of September 30, 2011.

Capital Resources. As of June 30, 2012, we were “well capitalized” under applicable Prompt Corrective Action Provisions standards in all regulatory measured categories. Current Office of the Comptroller of Currency (“OCC”) guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

45 | Page

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2012 (Unaudited)
Total capital (to risk weighted assets)	$58,401,000	15.0%	$31,216,000	>=	8.0%	$39,020,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	53,513,000	13.7%	15,608,000	>=	4.0%	23,412,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	53,513,000	10.0%	21,319,000	>=	4.0%	26,649,000	>=	5.0%

As of September 30, 2011 (Audited)
Total capital (to risk weighted assets)	$58,396,000	14.1%	$33,151,000	>=	8.0%	$41,439,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	54,182,000	13.1%	16,575,000	>=	4.0%	24,863,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	54,182,000	10.1%	21,527,000	>=	4.0%	26,909,000	>=	5.0%

The Bank and the Company each continue to operate under Memoranda of Understanding (the “MOU”), issued December 23, 2009, by the Office of Thrift Supervision (“OTS”) (our former primary federal regulator). The MOU resulted from issues noted during the examination of the Bank conducted by the OTS, the report on which was dated July 27, 2009. The MOU identified the need for improved management and monitoring of (a) business and capital planning, (b) asset quality, (c) liquidity, and (d) concentrations of credit. The MOU also called for a formalized internal audit and compliance plan and prohibits the Bank from declaring dividends, and the Company from issuing debt without the prior consent of our primary regulator (now the Office of the Comptroller of the Currency “OCC”). Under the MOU, the Bank is required to maintain Tier 1 and Risk-based Capital levels of 8.0% and 10.0%, respectively, and is considered “Well Capitalized” by our primary regulator. The OCC initiated a full-scope safety and soundness and compliance examination of the Bank on March 12, 2012. The examination was completed on April 9, 2012, and the OCC issued its Report of Examination on June 29, 2012. The Report of Examination reflects the Bank has adequately addressed most of the issues noted in the MOU. Management continues to work closely with the OCC to address the remaining concerns in a timely manner.

46 | Page

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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by our Asset and Liability Management Committee. The Asset and Liability Management Committee is comprised of members of senior management. The Asset and Liability Management Committee establishes guidelines for and monitors the volume and mix of our assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The Committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk and profitability goals. The Asset and Liability Management Committee meets on a regularly scheduled basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the Committee recommends strategy changes, as appropriate, based on this review. The Committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a monthly basis.

In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured consumer loans;

•	managing our funding needs by utilizing core deposits and and borrowings as appropriate based on term and interest rate;

•	reducing non-interest expense and managing our efficiency ratio;

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure;

•	improving our asset and collateral disposition practices; and

•	focusing on sound and consistent loan underwriting practices based primarily on borrowers’ debt ratios, credit score and collateral values.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.

As of June 30, 2012, $234,369 of loans in our portfolio included a payable-on-demand clause. We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate. Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented in this Report. The

47 | Page

purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases. The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity. As of March 31, 2012, the Bank began offering balloon loans and at June 30, 2012, there are $3,706 in outstanding balloon loan balances.

The following table sets forth, at March 31, 2012 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from gradual and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments). As of June 30, 2012, due to the current level of interest rates, NPV estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Net Portfolio Value			Net Portfolio Value as $ of
	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
+300 bp	$43,471	$(8,613)	(17%)	8.72%	(107	) bp
+200 bp	47,426	(4,658)	(9%)	9.29%	(50)
+100 bp	38,786	(13,298)	(26%)	7.61%	(218)
0 bp	52,084	—	—	9.79%	—
-100 bp	62,491	10,407	20%	11.40%	161

(1)	Assumes a gradual change in interest rates over 12 months at all maturities.

The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios.

48 | Page

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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2012, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 at reaching a level of reasonable assurance.

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

49 | Page

On January 24, 2011, the court dismissed the defamation and infliction of emotional distress claims. The court subsequently reinstated post-termination claims of defamation, infliction of emotional distress and punitive damages. A trial date of October 1, 2012 has been scheduled in this matter.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

(a) Exhibits

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101**	The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements

50 | Page

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: August 13, 2012	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: August 13, 2012	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer

51 | Page