Form 10-K
period 2012-09-30
Citizens Community Bancorp Inc.
filed 2012-12-10
CIK 1367859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting, if applicable, stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26,918,037. Shares of the registrant’s common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

At December 10, 2012 there were 5,145,203 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms “we,” “us,” “our,” “Citizens Community Bancorp” and the “Company” mean Citizens Community Bancorp, Inc. and its wholly owned subsidiary, Citizens Community Federal, unless the context indicates another meaning. As used in this report, the term “Bank” means our wholly owned subsidiary, Citizens Community Federal.

CITIZENS COMMUNITY BANCORP, INC.

FORM 10-K

SEPTEMBER 30, 2012

2 | Page

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following: general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; further write-downs in the Bank’s mortgage-backed securities portfolio; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank; fluctuation of the Company’s stock price; the Bank’s ability to attract and retain key personnel; the Bank’s ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances occurring after the date of this report.

3 | Page

PART I

ITEM 1. BUSINESS

General

The Company is a Maryland corporation organized in 2004. The Company is a unitary savings and loan holding company and was subject to regulation by the Office of Thrift Supervision (OTS) through July 21, 2011 and has been subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and Federal Reserve Bank thereafter. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal, and providing consumer banking activities through the Bank. At September 30, 2012, we had approximately $530 million in total assets, $422 million in deposits, and $55 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share and per share amounts, are stated in thousands.

Citizens Community Federal

The Bank is a federally chartered stock savings institution with 26 full-service offices; seven stand-alone locations and 19 in-store branches, predominantly in Wal-Mart Supercenter stores. We grew from six legacy Wisconsin branches to twelve stand-alone branch offices from 2002 to 2005 through a combination of acquisitions and new branch openings in Wisconsin, Minnesota and Michigan. We added 17 in-store branches during 2008 and 2009 through a combination of acquisitions and new branch openings in Wisconsin and Minnesota. In 2010, we moved 2 of our stand-alone locations to in-store locations to better serve our customers. Through all of our branch locations, we provide a wide range of consumer banking products and services to customers primarily in Wisconsin, Minnesota and Michigan.

Internet Website

We maintain a website at www.ccf.us. We make available through that website, free of charge, copies of our Annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements for our annual stockholders’ meetings and amendments to those reports or documents, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

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

4 | Page

Average Balance, Interest and Average Yields and Rates

This information is included in Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Statement of Operations Analysis” herein.

Lending

We offer a variety of loan products including residential mortgages, home equity lines-of-credit and consumer loans secured by personal property. We make real estate and consumer loans in accordance with the basic lending policies established by Bank management and approved by our Board of Directors. A majority of the Bank’s first mortgage loans also contain a payable-on-demand clause, which allows the Bank to call the loan due after a stated period, usually between two and five years from origination. We focus our lending activities on individual consumers within our market areas. Our lending has been historically concentrated primarily within Wisconsin, Minnesota and Michigan. Competitive and economic pressures exist in our lending markets, and recent and any future developments in (a) the general economy, (b) real estate lending markets, and (c) the banking regulatory environment could have a material adverse effect on our business and operations. These factors may impact the credit quality of our existing loan portfolio, or adversely impact our ability to originate sufficient high quality real estate and consumer loans in the future.

Our total gross outstanding loans, before net deferred loan costs, as of September 30, 2012, were $426,847, consisting of $273,121 in real estate loans, $150,921 in secure consumer and other loans, and $2,805 in unsecured consumer loans.

Investments

We maintain a portfolio of investments, consisting primarily of U.S. Government sponsored agency securities, bonds and other obligations issued by states and their political subdivisions and non-agency mortgage-backed securities. We attempt to balance our portfolio to manage interest rate risk, regulatory requirements, and liquidity needs while providing an appropriate rate of return commensurate with the risk of the investment.

Deposits

We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At September 30, 2012, our total deposits were $422,058 including interest-bearing deposits of $401,874 million and non-interest-bearing deposits of $20,184.

Competition

We compete with other financial institutions and businesses both in attracting and retaining deposits and making loans in all of our principal markets. We believe the primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposit products comes primarily from other banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds, and other investment alternatives. We believe the primary factors in competing for loans are interest rates, loan origination fees, and the quality and the range of lending services. Competition for loans comes primarily from other banks, mortgage banking firms, credit unions, finance companies, leasing companies and other financial intermediaries. Some of our competitors are not subject to the same degree of regulation as that imposed on savings and loan holding companies or federally insured institutions, and may be able to price loans and deposits more aggressively. We also face direct competition from other savings banks and their holding companies that have greater assets and resources than ours.

5 | Page

Regulation and Supervision

As of July 21, 2011, the Bank is examined and regulated by the Office of the Comptroller of Currency (OCC), and the Company is examined and regulated by the Federal Reserve Bank of Minneapolis. The Company and the Bank are also regulated by the FDIC. The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System. The Company and the Bank are each currently under separate Memoranda of Understanding, originally issued by the OTS on December 23, 2009, which are discussed in Item 7; Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Capital Resources”.

Employees

At December 10, 2012, we had 137 full-time employees and 269 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.

ITEM 1A. RISK FACTORS

The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our future business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally. The United States economy has experienced a downturn and stagnation since 2007, leading to a general reduction of business activity and growth across industries and regions. Consumer spending, liquidity and availability of credit have all been restricted, and unemployment is still a concern nationally as well as in the markets we serve.

The financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes. General declines in home prices and the resulting impact on sub-prime mortgages, and eventually, all mortgage and real estate classes as well as equity markets have resulted in continued widespread shortages of liquidity across the financial services industry. Continuation of the slow recovery or another economic downturn or sustained, high unemployment levels may negatively impact our operating results. Additionally, adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses and could have an adverse impact on our earnings.

Weaknesses in the markets for residential real estate, including secondary residential mortgage loan markets, could reduce our net income and profitability. Since 2007, softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets have been negatively impacting the mortgage industry. Our financial results have been adversely affected by changes in real estate values, primarily in Wisconsin, Minnesota and Michigan and our net income has declined as a result. Decreases in real estate values have adversely affected the value of property used as collateral for loans and investments in our portfolios.

The foregoing changes could affect our ability to originate loans and deposits, the fair value of our financial assets, and liabilities and the average maturity of our securities portfolio. An increase in the level of interest rates may also adversely affect the ability of certain of our borrowers to repay their obligations. If interest rates paid on deposits or other borrowings were to increase at a faster rate than the interest rates earned on loans and investments, our net income would be adversely affected.

6 | Page

We are subject to interest rate risk. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time due to many factors that are beyond our control, including but not limited to: general economic conditions and government policy, especially policies of the Federal Reserve Bank. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk.

We are subject to lending risk. There are inherent risks associated with our lending activities. These risks include the impact of changes in interest rates and change in the economic conditions in the markets we serve, as well as those across the United States. An increase in interest rates and/or continued weakening economic conditions (such as continued high levels of unemployment) could adversely impact the ability of borrowers to repay outstanding loans, or could substantially weaken the value of collateral securing those loans. Continued downward pressure on real estate values could increase the potential for problem loans and thus have a direct impact on our consolidated results of operations.

Our allowance for loan losses may be insufficient. To address risks inherent in our loan portfolio, we maintain an allowance for loan losses that represents management’s best estimate of probable losses that exist within our loan portfolio. The level of the allowance reflects management’s continuing evaluation of various factors, including specific credit risks, historical loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Determining the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make estimates of significant credit risks, which may undergo material changes. In evaluating our impaired loans, we assess repayment expectations and determine collateral values based on all information that is available to us. However, we must often make subjective decisions based on our assumption about the creditworthiness of the borrowers and the values of collateral securing these loans.

Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in our allowance for loan losses. In addition, bank regulatory agencies periodically examine our allowance for loan losses and may require an increase in the allowance or the recognition of further loan charge-offs, based on judgments different from those of our management.

If charge-offs in future periods exceed our allowance for loan losses, we will need to take additional loan loss provisions to increase our allowance for loan losses. Any additional loan loss provision will reduce our net income or increase our net loss, which could have a direct material adverse affect on our financial condition and results of operations.

Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At September 30, 2012, $67,111 of our securities, were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on market conditions. Our available-for-sale securities portfolio is comprised primarily of fixed-rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.

We conduct a periodic review and evaluation of our securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary related to credit losses, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income in the period in which the decline in value occurs.

7 | Page

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

The capital that we are required to maintain for regulatory purposes is impacted by, among other factors, the securities ratings on our portfolio. Therefore, ratings downgrades on our securities may have a material adverse effect on our risk-based regulatory capital levels.

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

We may not have sufficient pre-tax net income in future periods to fully realize the benefits of our net deferred tax assets. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence. Based on future pre-tax net income projections and the planned execution of existing tax planning strategies, we believe that it is more likely than not that we will fully realize the benefits of our net deferred tax assets. However, our current assessment is based on assumptions and judgments that may or may not reflect actual future results. If a valuation allowance becomes necessary, it could have a material adverse effect on our consolidated results of operations and financial condition.

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

We operate in a highly regulated environment, and are subject to changes, which could increase our cost structure or have other negative impacts on our operations. The banking industry is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. Specifically, the Dodd-Frank Wall Street Reform and Consumer

8 | Page

Protection Act has resulted in the elimination of the Office of Thrift Supervision, tightening of capital standards, and the creation of the new Consumer Financial Protection Bureau. Moreover, it has resulted, or is likely to result, in new laws, regulations and regulatory supervisors that are expected to increase our cost of operations. In addition, the change to the Office of the Comptroller of the Currency (“OCC”) as our primary regulator may result in interpretations different than those formerly provided by the Office of Thrift Supervision. The OCC is now the primary regulator of the Bank, and the Federal Reserve Bank is the primary regulator of the Company. In addition to its regulatory powers, the OCC also has significant enforcement authority that it can use to address banking practices that it believes to be unsafe and unsound, violations of laws, and capital and operational deficiencies. Regulation includes, among other things, capital and reserve requirements, permissible investments and lines of business, dividend limitations, limitations on products and services offered, loan limits, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the Deposit Insurance Fund, our depositors and the public, rather than our stockholders. We are also subject to regulation by the SEC. Failure to comply with applicable laws, regulations or policies could result in sanction by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, consolidated financial condition and results of operations. In addition, any change in government regulation could have a material adverse effect on our business.

As described in Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Capital Resources”, each of Citizens Community Bancorp, Inc. and Citizens Community Federal are subject to a Memorandum of Understanding with the OCC, which contains certain restrictions on our operations.

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

9 | Page

circumvention of our controls and procedures, (b) failure to adequately address existing internal control deficiencies, or (c) failure to comply with regulations related to controls and procedures could have a material effect on our business, consolidated financial condition and results of operations. See Item 9A “Controls and Procedures” for further discussion of internal controls.

We could experience an unexpected inability to obtain needed liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. We seek to ensure our funding needs are met by maintaining an appropriate level of liquidity through asset/liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business and, in turn, our consolidated financial condition and results of operations. Moreover, it could limit our ability to take advantage of what we believe to be good market opportunities for expanding our loan portfolio.

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

Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These actions could negatively impact our ability to operate or further expand our operations and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our consolidated financial condition and results of operations.

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

Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 4,698,243 shares of our common stock held by nonaffiliates as of December 10, 2012. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.

10 | Page

We rely on network and information systems and other technologies, and, as a result, we are subject to various Cybersecurity risks. Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. Our business involves the storage and transmission of customers’ personal information. While we have implemented measures to prevent security breaches and cyber incidents, our measures may not be effective and any security breaches and cyber incidents could have a material adverse affect on our business. Furthermore, the storage and transmission of such data is regulated at the federal and state level. Privacy information security laws and regulation changes, and compliance therewith, may result in cost increases due to system changes and the development of new administrative processes. If we fail to comply with applicable laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subject to fines, penalties, administrative orders and other legal risks as a result of a breach or non-compliance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

11 | Page

ITEM 2. PROPERTIES

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2012
Location	Leased	Date	(in thousands)
ADMINISTRATIVE OFFICES:
2174 EastRidge Center (5)	Lease	September 30, 2015
Eau Claire, WI 54701

BRANCH OFFICES
Appleton Branch (4)	Lease	January 31, 2014
3701 E Calumet Street
Appleton, WI 54915

Black River Falls Branch (4)	Lease	January 31, 2014
611 Highway 54 East
Black River Falls, WI 54615

Chippewa Falls Branch (2) (4)	Lease	January 31, 2016
2786 Commercial Boulevard
Chippewa Falls, WI 54729

Gordy’s County Market (3)	Lease	October 4, 2015
3310 E Hamilton Ave
Eau Claire, WI 54701

Fairfax Branch	Owned	N/A	$703
219 Fairfax Street
Altoona, WI 54720

Fond du Lac Branch (4)	Lease	January 31, 2014
377 N Rolling Meadows Dr
Fond du Lac, WI 54936

Mondovi Branch (6)	Lease	June 30, 2016
695 E Main Street
Mondovi, WI 54755

Oshkosh Branch (4)	Lease	January 31, 2014
351 S Washburn Street
Oshkosh, WI 54904

12 | Page

ITEM 2. PROPERTIES (CONTINUED)

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2012
Location	Leased	Date	(in thousands)
Rice Lake Branch (4)	Lease	May 10, 2018
2501 West Avenue
Rice Lake, WI 54868

Westside Branch	Owned	N/A	$251
2125 Cameron Street
Eau Claire, WI 54703

Wisconsin Dells Branch (4)	Lease	January 31, 2014
130 Commerce Street
Wisconsin Dells, WI 53965

Lake Orion Branch (1)	Lease	February 28, 2017
688 S. LaPeer Road
Lake Orion, MI 48362

Rochester Hills Branch	Owned	N/A	$326
310 W Tienken Road
Rochester Hills, MI 48306

Brooklyn Park Branch (4)	Lease	January 31, 2014
8000 Lakeland Avenue
Brooklyn Park, MN 55445

Faribault Branch (4)	Lease	January 31, 2014
150 Western Avenue
Faribault, MN 55021

Hutchinson Branch (4) (8)	Lease	January 31, 2013
1300 Trunk Highway 15 S
Hutchinson, MN 55350

Mankato Branch (7)	Lease	May 1, 2016
1901 Madison Ave East, Suite 410
Mankato, MN 56001

Oakdale Branch	Lease	September 30, 2014
7035 10th Street North
Oakdale, MN 55128

13 | Page

ITEM 2. PROPERTIES (CONTINUED)

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2012
Location	Leased	Date	(in thousands)
Red Wing Branch (4)	Lease	March 3, 2018
295 Tyler Road S
Red Wing, MN 55066

Winona Branch (4)	Lease	January 31, 2014
955 Frontenac Drive
Winona, MN 55987

Menomonie Branch (4)	Lease	March 3, 2014
180 Cedar Falls Road
Menomonie, WI 54751

Neenah Branch (4)	Lease	April 21, 2014
1155 Winneconne Avenue
Neenah, WI 54956

Wisconsin Rapids Branch (4)	Lease	May 26, 2014
4331 8th Street S.
Wisconsin Rapids, WI 54494

Shawano Branch (4)	Lease	June 9, 2014
1244 E Green Bay Street
Shawano, WI 54166

Oak Park Heights Branch (4)	Lease	January 31, 2015
5865 Norell Avenue
Oak Park Heights, MN 55082

Plover Branch (4)	Lease	January 31, 2015
250 Crossroads Drive
Plover, WI 54467

(1)	Effective March 1, 2007, Citizens Community Federal has a right to cancel this lease, with the cancellation to take effect 90 days after it exercises the right to cancel.
(2)	Effective September 30, 2010, the Chippewa Falls branch was moved from 427 W Prairie View Road to a branch office located within the WalMart store at 2786 Commercial Blvd. The building located at 427 W Prairie View Road, Chippewa Falls, Wisconsin was sold in November, 2011.
(3)	Effective October 4, 2010, the Eastside branch was moved from 1028 N Hillcrest Parkway, Altoona, Wisconsin to a branch office located within Gordy’s County Market at 3310 E Hamilton Ave, Eau Claire, Wisconsin with a lessee option to extend the lease up to two five-year periods, each at predetermined rent rates. The building located at 1028 N Hillcrest Parkway, Altoona, Wisconsin was sold in October 2011.
(4)	Leased WalMart locations each have a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.
(5)	Leased Eastridge Center location has a predetermined rent rate increases each year starting October for each of the three years.
(6)	Leased Mondovi location has a lessee annual termination right to cancel.
(7)	Leased Mankato location has a lessee option to extend the lease up to two five-year periods with the first extension at a predetermined rent rate and the second extension to be reevaluated at fair market rent at time of extension.
(8)	Effective December 21, 2012, the Hutchinson Minnesota Branch office, located within the WalMart, will close.

14 | Page

ITEM 3. LEGAL PROCEEDINGS

On January 4, 2010, we received notice of a demand for arbitration by James G. Cooley (“Mr. Cooley”),, the Company’s former President and Chief Executive Officer, from the American Arbitration Association in connection with our termination of his employment and his employment agreement. As part of the demand, Mr. Cooley asserted claims against the Company (and certain members of the Company’s Board of Directors) related to breach of contract, wrongful discharge, defamation of character and intentional infliction of emotional distress. Mr. Cooley sought relief in the form of actual damages, punitive damages, attorneys’ fees, interest and reimbursement of costs. On March 1, 2010, Mr. Cooley initiated a declaratory judgment action in Wisconsin circuit court seeking a court determination as to whether the Company and certain members of the Company’s Board of Directors have a legal obligation to submit Mr. Cooley’s arbitration claims to an arbitrator. The declaratory judgment was dismissed on August 26, 2010, and the request for arbitration was subsequently withdrawn on August 26, 2010 as well.

On September 27, 2010, Mr. Cooley filed a lawsuit in the Eau Claire County Circuit court against the Company and the Bank and individual directors thereof, seeking damages for breach of employment contract, violation of public policy in the State of Wisconsin, defamation of character and intentional infliction of emotional distress, and seeking punitive damages.

On January 24, 2011, the court dismissed the defamation and infliction of emotional distress claims. The court subsequently reinstated post-termination claims of defamation, infliction of emotional distress and punitive damages. A trial date of October 1, 2012 was scheduled in this matter.

On September 30, 2012, we entered into two separate agreements with Mr. Cooley. In the first agreement, the Agreement of Dismissal, the Bank and Mr. Cooley have agreed to the immediate dismissal of all claims with prejudice arising in connection with the lawsuit filed by Cooley against the Company, the Bank and certain of their directors in the Eau Claire County Circuit. In the second agreement, the Settlement Agreement, the Bank and Mr. Cooley have agreed to a one-time lump sum payment of $1,150,000, less applicable tax and other withholdings, to Mr. Cooley under the Bank’s Supplemental Executive Retirement Plan in full satisfaction of all obligations owing by the Bank to Mr. Cooley under the plan. The Company had previously accrued a liability on its balance sheet of $1,904,727 for this obligation.

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

ITEM 4. MINE SAFTETY DISCLOSURES

None

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

15 | Page

			Cash dividends
	High	Low	per share
Fiscal 2012
First Quarter (three months ended December 31, 2011)	$5.21	$4.51	$—
Second Quarter (three months ended March 31, 2012)	$6.20	$4.91	$—
Third Quarter (three months ended June 30, 2012)	$6.28	$5.50	$—
Fourth Quarter (three months ended September 30, 2012)	$6.19	$5.49	$—
Fiscal 2011
First Quarter (three months ended December 31, 2010)	$4.50	$3.51	$—
Second Quarter (three months ended March 31, 2011)	$5.70	$3.80	$—
Third Quarter (three months ended June 30, 2011)	$5.85	$4.81	$—
Fourth Quarter (three months ended September 30, 2011)	$6.77	$4.86	$—

The closing price per share of Citizens Community Bancorp, Inc. common stock on September 28, 2012 (the last trading day prior to our fiscal year end) was $5.90.

We had approximately 423 stockholders of record at December 10, 2012. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.

The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. In determining the payment of cash dividends, our Board of Directors considers our earnings, capital and debt servicing requirements, the financial ratio guidelines of our regulators, our financial condition and other relevant factors.

Through our fiscal year 2009, cash dividends on our common stock had historically been paid on a quarterly basis. No cash dividends were declared or paid in our 2012, 2011 or 2010 fiscal years, compared to total dividends of $0.20 per share in our 2009 fiscal year. There is no assurance if or when we will be allowed to pay additional dividends, or in what amounts.

As noted below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Capital Resources”, each of the Company and the Bank are subject to a Memorandum of Understanding with the OCC, which contains certain restrictions on our operations and ability to pay dividends or distributions to stockholders.

16 | Page

ITEM 6. SELECTED FINANCIAL DATA

	Year ended September 30,
	(dollars in thousands, except per share data)
	2012	2011	2010	2009	2008
Selected Results of Operations Data:
Interest income	$27,085	$29,764	$32,759	$30,940	$26,734
Interest expense	6,591	8,913	11,579	14,688	14,139

Net interest income	20,494	20,851	21,180	16,252	12,595
Provision for loan losses	4,440	5,864	6,901	1,369	721

Net interest income after provision for loan losses	16,054	14,987	14,279	14,883	11,874
Fees and service charges	1,529	1,913	1,876	1,640	1,352
Net impairment losses recognized in earnings	(1,332)	(570)	(2,261)	(7,236)	—
Net gain on sale of available for sale securities	243	659	—	—	—
Goodwill impairment	—	—	(5,593)	—	—
Other non-interest income	1,232	615	623	668	584

Non-interest income (loss)	1,672	2,617	(5,355)	(4,928)	1,936

Non-interest expense	17,359	17,274	16,970	15,227	11,328

Income (loss) before provision (benefit) for income taxes	367	330	(8,046)	(5,272)	2,482
Income tax provision (benefit)	161	137	(955)	(2,089)	1,008

Net income (loss)	$206	$193	$(7,091)	$(3,183)	$1,474

Per Share Data: (1)
Net income (loss) per share (basic) (1)	$0.04	$0.04	$(1.39)	$(0.59)	$0.24
Net income (loss) per share (diluted) (1)	$0.04	$0.04	$(1.39)	$(0.59)	$0.24
Cash dividends per common share	$—	$—	$—	$0.20	$0.20
Book value per share at end of period	$10.73	$10.30	$9.75	$10.12	$11.00

17 | Page

CITIZENS COMMUNITY BANCORP, INC.

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

	Year ended September 30,
	(dollars in thousands, except per share data)
	2012	2011	2010	2009	2008
Selected Financial Condition Data:
Total assets	530,183	536,557	594,365	575,406	480,036
Securities available for sale	67,111	44,338	41,708	56,215	61,776
Total loans, net of deferred costs (fees)	427,789	431,746	456,232	442,470	369,710
Total deposits	422,058	448,973	476,302	409,311	297,243
Short-term borrowings (2)	22,100	16,000	33,800	42,605	23,395
Other borrowings (2)	27,150	14,400	64,200	106,805	110,245
Total shareholders’ equity	55,103	52,888	49,877	55,365	68,476

Performance Ratios:
Return on average assets	0.04%	0.03%	(1.21%)	(0.60%)	0.34%
Return on average total shareholders’ equity	0.38%	0.38%	(13.48%)	(5.18%)	2.00%
Net interest margin (3)	3.94%	3.77%	3.84%	3.28%	3.02%
Net interest spread (3)
Average during period	3.81%	3.64%	3.70%	2.98%	2.44%
End of period	3.84%	4.09%	4.39%	3.53%	3.31%
Net overhead ratio (4)	2.94%	2.59%	3.82%	3.82%	2.17%
Average loan-to-average deposit ratio	98.68%	95.97%	105.32%	116.97%	137.7%
Average interest-bearing assets to average interest-
bearing liabilities	1.10%	1.08%	1.07%	1.10%	1.17%
Efficiency ratio (5)	73.87%	71.86%	71.67%	81.74%	77.61%

Asset Quality Ratios:
Non-performing loans to total loans (6)	1.05%	1.02%	1.11%	1.31%	0.88%
Allowance for loan losses to:
Total loans (net of unearned income)	1.34%	1.13%	0.91%	0.44%	0.32%
Non-performing loans	127.44%	111.32%	81.53%	33.25%	36.62%
Net charge-offs to average loans	0.84%	1.15%	1.03%	0.16%	0.13%
Non-performing assets to total assets	0.95%	1.07%	0.93%	1.12%	0.68%

Capital Ratios:
Shareholders’ equity to assets (7)	10.39%	9.86%	8.39%	9.62%	14.26%
Average equity to average assets (7)	10.12%	9.09%	9.00%	11.82%	17.04%
Tier 1 capital (leverage ratio) (8)	10.2%	10.1%	8.9%	8.9%	9.6%
Total risk-based capital (8)	15.4%	14.1%	11.0%	9.6%	15.3%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.
(2)	Consists of Federal Home Loan Bank term notes.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets, and net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net overhead ratio represents the difference between non-interest expense and non-interest income, divided by average assets.
(5)	Efficiency ratio represents non-interest expense, divided by the sum of net interest income and non-interest income, excluding impairment losses from OTTI and Goodwill.
(6)	Non-performing loans consist of nonaccrual loans 91+ days past due. Non-performing assets consist of non-performing loans plus other real estate owned plus other collateral owned.
(7)	Presented on a consolidated basis.
(8)	Presented on a Bank (i.e. regulatory) basis.

18 | Page

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition and results of operations that should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended September 30, 2012, 2011 and 2010.

PERFORMANCE SUMMARY

The following is a brief summary of some of the significant factors that affected our operating results in 2012. See the remainder of this section for a more thorough discussion. We reported net income of $206 for the year ended September 30, 2012, compared to a net income of $193 for the year ended September 30, 2011. Both basic and diluted income per share were $0.04 for 2012 compared to $0.04 for the year ended September 30, 2011. Return on average assets for the year ended September 30, 2012 was 0.04%, compared to 0.03% for the year ended September 30, 2011. The return on average equity was 0.38% for 2012 and 0.38% for 2011. No cash dividends were declared in 2012 or 2011.

Key factors behind these results were:

•	Net interest income was $20,494 for 2012, a decrease of $357, or 1.71% from $20,851 for 2011. Interest income decreased to $27,085 from $29,764, or 9.00% from 2012 to 2011. Meanwhile, interest expense of $6,591 during 2012 decreased from $8,913, or 26.05% during 2011.

•	Interest and dividend income decreased primarily due to two factors; (a) the continued low interest rate environment that has had an adverse affect on loan interest income, and (b) reduced investment income.

•	Interest expense decreased primarily due to two factors: (a) lower deposit volume, and (b) lower interest expense due to lower interest rates on FHLB borrowings.

•	The net interest margin for 2012 was 3.94% compared to 3.77% for 2011. The 17 basis point (“bp”) increase resulted primarily from a 17 bp increase in interest rate spread caused by a 35 bp decrease in our interest expense on interest-bearing liabilities, which was partially offset by an 18 bp decrease in our return on interest-earning assets. Yield on loans decreased 34 bps and average rates paid on deposits decreased 27 bps year over year, respectively, during these two periods. Yields on available for sale securities decreased 139 bps year over year.

•	Loan charge-offs decreased from a year ago. Net charge-offs were $3,593 for 2012, a decrease of $1,518, or 29.70%, compared to $5,111 for 2011. However, non-performing loans increased from $4,400 to $4,508, a $108 or 2.45% increase from 2011 to 2012. Net loan charge-offs represented 0.84% of average loans outstanding in 2012, compared to 1.15% in 2011.

•	Non-interest income, which includes valuation losses, was $1,672 for 2012, and $2,617 for 2011. OTTI losses on securities increased from ($570) in 2011 to ($1,332) in 2012. We realized $659 of net gains on sale of available for sale securities in 2011 and $243 in 2012.

•	Non-interest expense was $17,359 for 2012, an increase of $85 over 2011.

•	We recognized tax provision of $161 and $137 for 2012 and 2011, respectively.

•	Total loans were $427,789 at September 30, 2012, a decrease of $3,957, or 0.92% from their levels at September 30, 2011. Total deposits were $422,058 as of September 30, 2012, compared to $448,973 at September 30, 2011, a decrease of $26,915, or 5.99% from their levels at September 30, 2011.

19 | Page

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. Below is a discussion of our critical accounting estimates.

Allowance for Loan Losses.

We maintain an allowance for loan losses to absorb probable and inherent credit losses in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in our loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in the loan portfolio, historical loss experience, current adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). The Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory expectations. However, based on periodic examinations by regulators and unforeseen changes in the factors affecting the Company’s estimates, the amount of allowance for loan losses recorded during a particular period may be adjusted.

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

We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant determining if other-than-temporary impairment exists. A debt security is considered impaired if the fair value is less than its amortized cost at the valuation date. If impaired, we then assess whether the impairment is other-than-temporary.

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

20 | Page

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

21 | Page

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

Income Taxes.

Amounts provided for income tax expenses are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the amounts reported in the financial statements and the tax basis of certain assets and liabilities, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and if necessary, tax planning strategies in making this assessment.

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

Goodwill and Other Intangibles.

Goodwill represents the difference between the cost of the acquisition and the fair value of the acquired net assets and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, and are classified separately under the appropriate balance sheet captions. Goodwill is considered to have an indefinite useful life and is stated at cost less any accumulated impairment losses. An independent third party valuation analysis was obtained annually as a basis for determining impairment.

22 | Page

Other intangibles consist primarily of core deposit intangibles resulting from several bank acquisitions. Core deposit intangibles are recorded as an asset on our consolidated balance sheets, and are amortized on a straight-line basis, over their estimated remaining useful lives, which were initially determined at the time of acquisition, and reviewed annually as part of our impairment analysis. See Note 1; “Nature of Business and Summary of Significant Accounting Policies” and Note 6; “Goodwill and Intangible Assets” to our consolidated financial statements for further discussion of the factors that are considered in testing for goodwill and other intangible impairment.

STATEMENT OF OPERATIONS ANALYSIS

2012 compared to 2011

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

Net interest income was $20,494 for 2012, compared to $20,851 for 2011. The net interest margin for 2012 was 3.94% compared to 3.77% for 2011. The 17 bp increase in net interest margin was mainly attributable to a 17 bp increase in interest rate spread resulting from an 18 bp decline in return on interest-earning assets, which was partially offset by a 35 bp decrease in the cost of interest-bearing liabilities during 2012. Prevailing market interest rates remained lower in 2012 than in other recent years. As a result, on average both our interest earning assets and interest bearing liabilities were repriced at lower interest rates during 2012.

As shown in the rate/volume analysis table below, negative volume changes resulted in a $386 increase in net interest income in 2012. Loan volume decreases were attributable to the Bank’s stricter loan underwriting practices along with decreased loan demand. Deposit volume decreases were primarily due to management’s decision to reduce deposit rates resulting in the withdrawal of high rate Money Market and CD deposits. The increase and changes in the composition of interest earning assets resulted in a $2,679 decrease in interest income for 2012, partially offset by a $2,322 decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on interest earning assets decreased interest income by $2,280, but were partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $1,537, for a net impact of a $743 decrease in net interest income due to changes in interest rates.

For 2012, the yield on interest-earning assets declined to 5.20% from 5.38% for 2011. This was caused, primarily by a decrease of 34 bp in the loan yield and a 139 bp decline in the yield on securities. The average loan yield was 5.95% in 2012 and 6.29% in 2011, respectively. Competitive pricing on new and refinanced loans, as well as increased prepayments due to the current low rate environment, all contributed to reduced loan yields in 2012. Yields on securities decreased largely due to increases in holdings of lower risk and lower yielding securities, as well as (1) volatility in prepayments, (2) collateral credit defaults, and (3) reduced interest payments from several of our remaining non-agency mortgage-backed securities holdings.

23 | Page

For 2012, the cost of interest-bearing liabilities decreased 35 bps from 1.74% in 2011, to 1.39%, resulting, in part, from a continuing decrease in interest rates, generally, in 2012. The combined average cost of interest-bearing deposits was 1.23%, down 27 bp from 2011, primarily resulting from the continued low short-term interest rate environment during 2012. We continue to incur interest expense at higher interest rates on our FHLB borrowings than our core deposits. FHLB advances were at higher interest rates compared to core deposits due to longer maturities. These advances are used in part to manage the Bank’s interest rate risk.

We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. However, continued low interest rates will likely enable us to experience a favorable interest rate margin.

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

Average earning assets were $520,777 in 2012 compared to $553,601 in 2011. Average loans outstanding decreased to $429,727 in 2012 from $441,308 in 2011. Average loans to average interest-bearing assets increased to 83% in 2012 from 80% in 2011. Interest income on loans decreased $2,182, of which $715 related to the decrease in average outstanding balances and $1,467 related to a reduction in interest income due to lower yields on such loans. Decreases in loans outstanding in 2012 were the result of consumer deleveraging trends, competition and decreased overall loan demand. Reduced overall asset balances improve the Bank’s regulatory capital ratios. Balances of securities increased $11,407 on average. Interest income on securities increased $377 from volume changes and decreased $786 from the impact of the rate environment, for a combined $409 decrease in interest income on securities in our investment portfolio.

Average interest-bearing liabilities decreased $39,536 in 2012 from 2011 levels, while net free funds (the total of accrued expenses, other liabilities and stockholders’ equity less non-interest earning assets) increased $6,000. The decrease in average interest-bearing liabilities is primarily due to decreases in Money Market and CD deposits. The increase in net free funds is primarily due to an increase in non-interest earning assets. Average non-interest earning assets increased $4,188 or 20.62%. Average interest-bearing deposits decreased $35,821, or 7.61% to $434,946. Interest expense on interest-bearing deposits decreased $633 during 2012 from the volume and mix changes and decreased $1,060 from the impact of the rate environment, resulting in an aggregate decrease of $1,693 in interest expense on interest-bearing deposits.

24 | Page

	Year ended September 30, 2012			Year ended September 30, 2011			Year ended September 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest-earning assets:
Cash and cash equivalents	$21,947	$32	0.15%	$52,109	$112	0.21%	$43,941	$21	0.05%
Loans receivable	$429,727	$25,579	5.95%	$441,308	$27,761	6.29%	$452,696	$29,610	6.54%
Interest-bearing deposits	$3,955	$29	0.73%	$5,645	$43	0.76%	$665	$12	1.80%
Securities available for sale	$60,159	$1,435	2.39%	$48,752	$1,844	3.78%	$48,455	$3,116	6.43%
FHLB stock	$4,989	$10	0.20%	$5,787	$4	0.07%	$5,982	$—	0.00%

Total interest-earning assets	520,777	27,085	5.20%	553,601	29,764	5.38%	551,739	32,759	5.94%

Average interest-bearing liabilities:
Savings Accounts	24,278	19	0.08%	$25,410	$36	0.14%	$25,812	$165	0.64%
Demand deposits	26,992	4	0.01%	$22,776	$8	0.04%	$21,983	$29	0.13%
Money Market	147,760	854	0.58%	$160,934	$1,559	0.97%	$153,045	$2,485	1.62%
CD’s	211,745	4,068	1.92%	$237,655	$4,990	2.10%	$209,723	$5,202	2.48%
IRA’s	24,171	417	1.73%	$23,992	$462	1.93%	$19,270	$503	2.61%

Total deposits	434,946	5,362	1.23%	470,767	7,055	1.50%	429,833	8,384	1.95%

FHLB Advances	38,527	1,229	3.19%	$42,242	$1,858	4.40%	$88,173	$3,195	3.62%

Total interest-bearing liabilities	473,473	6,591	1.39%	513,009	8,913	1.74%	518,006	11,579	2.24%

Net interest income		$20,494			$20,851			$21,180

Interest rate spread			3.81%			3.64%			3.70%

Net interest margin			3.94%			3.77%			3.84%

Average interest-earning assets to average interest-bearing liabilities			1.10			1.08			1.07

25 | Page

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

	Year ended September 30,			Year ended September 30,
	2012 v. 2011			2011 v. 2010
	Increase (decrease) due to			Increase (decrease) due to
			Total			Total
			Increase /			Increase /
	Volume (1)	Rate (1)	(Decrease)	Volume (1)	Rate (1)	(Decrease)
Interest income:
Cash and cash equivalents	$(48)	$(32)	$(80)	$5	$86	$91
Loans receivable	(715)	(1,467)	(2,182)	(733)	(1,116)	(1,849)
Interest-bearing deposits	(12)	(2)	(14)	58	(27)	31
Securities available for sale	377	(786)	(409)	19	(1,291)	(1,272)
FHLB stock	(1)	7	6	4	—	4

Total interest-earning assets	$(399)	$(2,280)	$(2,679)	$(647)	$(2,348)	$(2,995)

Interest expense:
Savings Accounts	$(2)	$(15)	$(17)	$(3)	$(126)	$(129)
Demand deposits	1	(5)	(4)	1	(22)	(21)
Money Market	(118)	(587)	(705)	122	(1,048)	(926)
CD’s	(517)	(405)	(922)	632	(844)	(212)
IRA’s	3	(48)	(45)	107	(148)	(41)

Total deposits	(633)	(1,060)	(1,693)	859	(2,188)	(1,329)

FHLB Advances	(152)	(477)	(629)	(1,627)	290	(1,337)

Total interest-bearing liabilities	(785)	(1,537)	(2,322)	(768)	(1,898)	(2,666)

Net interest income	$386	$(743)	$(357)	$121	$(450)	$(329)

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

26 | Page

Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”), based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Based on increased historical charge off ratios and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Policies—Allowance for Loan Losses”, the provision for loan losses necessary to ensure an adequate allowance for loan losses continues to remain at elevated levels.

Net loan charge-offs for the years ended September 30, 2012 and 2011 were $3,593 and $5,111, respectively. Net charge-offs to average loans were 0.84% for 2012 compared to 1.15% for 2011. For 2012, non-performing loans increased by $108 to $4,508 from $4,400 at September 30, 2011. Refer to the “Risk Management and the Allowance for Loan Losses” section below for more information related to non-performing loans.

We recorded provisions for loan losses of $4,440 and $5,864 for the years ended September 30, 2012 and 2011, respectively. Management believes that the provision taken for the year ended September 30, 2012 is adequate in view of the present condition of the loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See Note 1“Allowance for Loan Losses” to our consolidated financial statements for further analysis of the provision for loan losses.

Non-Interest Income (loss). The following table reflects the various components of non-interest income (loss) for the years ended September 30, 2012, 2011 and 2010, respectively.

	Twelve months ended			Change:
	September 30,			2012 over	2011 over
	2012	2011	2010	2011	2010
Noninterest Income (Loss):
Net gains/(losses) on available for sale securities	$(1,089)	$89	$(2,261)	(1323.60%)	103.94%
Goodwill impairment	—	—	(5,593)	N/A	100.00%
Service charges on deposit accounts	1,529	1,512	1,514	1.12%	(0.13%)
Insurance commissions	82	116	216	(29.31%)	(46.30%)
Loan fees and service charges	539	401	362	34.41%	10.77%
Other	611	499	407	22.44%	22.60%

Total noninterest income (loss)	$1,672	$2,617	$(5,355)	(36.11%)	148.87%

Non-interest income was $1,672 for the year ended September 30, 2012, a decrease of $945 over the year ended September 30, 2011. During the year ended September 30, 2011, we recorded other-than-temporary impairment (“OTTI”) on available for sale securities of $1,332, compared to $570 of OTTI during the year ended September 30, 2011. Further, net realized gains on sale of available for sale securities were $243 and $659 for the year ended September 30, 2012 and 2011, respectively.

Non-Interest Expense. The following table reflects the various components of non-interest expense for the years ended September 30, 2012, 2011 and 2010, respectively.

27 | Page

	Years ended			Change:
	September 30,			2011 over	2010 over
	2012	2011	2010	2011	2010
Noninterest Expense:
Salaries and related benefits	$8,502	$8,348	$7,797	1.84%	7.07%
Occupancy - net	2,453	2,546	2,553	(3.65%)	(0.27%)
Office	1,191	1,339	1,413	(11.05%)	(5.24%)
Data processing	1,499	960	704	56.15%	36.36%
Amortization of core deposit	209	332	333	(37.05%)	(0.30%)
Advertising, marketing and public relations	190	122	173	55.74%	(29.48%)
FDIC premium assessment	693	910	943	(23.85%)	(3.50%)
Professional services	1,187	1,354	1,160	(12.33%)	16.72%
Other	1,435	1,363	1,894	5.28%	(28.04%)

Total noninterest expense	$17,359	$17,274	$16,970	0.49%	1.79%

Noninterest expense (annualized) / Average assets	3.25%	3.05%	2.90%

Non-interest expense increased $85 (0.49%) to $17,359 for the year ended September 30, 2012 compared to $17,274 for the same period in 2011. The non-interest expense to average assets ratio was 3.25% for the year ended September 30, 2012 compared to 3.05% for the same period in 2011.

The increase in data processing expense was due to the migration from in-house data processing to a service bureau environment which allowed us to increase our product offering and created staffing efficiencies. The Michigan core deposit intangible was fully amortized in April 2012, resulting in a decrease in amortization expense year over year. Increases in advertising, marketing and public relations costs were primarily the result of increased costs related to Company awareness and community involvement.

Income Taxes. Income tax provision was $161 for the year ended September 30, 2012, compared to $137 for the year ended September 30, 2011. The increase in income tax provision resulted primarily from the income tax effects of income before income taxes of $367 for the year ended September 30, 2012 compared to income before income taxes of $330 for the same period in 2011.

See Note 1, “Nature of Business and Summary of Significant Accounting Policies” and Note 14, “Income Taxes” in the accompanying Notes to Consolidated Financial Statements for a further discussion of income tax accounting. Income tax expense recorded in the consolidated statements of operations involves interpretation and application of certain accounting pronouncements and federal and state tax codes and is, therefore, considered a critical accounting policy. We undergo examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.

28 | Page

BALANCE SHEET ANALYSIS

Loans. Total loans outstanding, net of deferred loan fees and costs, decreased to $427,789 at September 30, 2012, a 0.92% decrease from September 30, 2011. This follows a 5.37% decrease from September 30, 2010 to September 30, 2011. The following table reflects the composition, or mix, of the loan portfolio at September 30, for the last five completed fiscal years:

	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One to four-family first mortgages	$267,524	62.5%	$268,602	62.2%	$254,821	55.9%	$230,412	52.1%	$193,958	52.5%
Second mortgages	4,917	1.1%	6,547	1.5%	7,674	1.7%	9,639	2.2%	10,774	2.9%
Multi-family and commercial	680	0.2%	190	0.0%	196	0.0%	174	0.0%	180	0.0%

Total real estate loans	$273,121	63.8%	$275,339	63.8%	$262,691	57.6%	$240,225	54.3%	$204,912	55.4%

Consumer and other loans:
Automobile (1)	13,932	3.3%	15,716	3.6%	18,542	4.1%	24,875	5.6%	25,887	7.0%
Other secured personal loans (2)	136,989	32.0%	139,126	32.2%	171,135	37.5%	172,040	38.9%	133,181	36.0%
Unsecured personal loans (3)	2,805	0.7%	2,583	0.6%	4,636	1.0%	5,655	1.3%	5,797	1.6%

Total consumer and other loans	$153,726	35.9%	$157,425	36.5%	$194,313	42.6%	$202,570	45.8%	$164,865	44.6%

Gross loans	$426,847		$432,764		$457,004		$442,795		$369,777
Net deferred loan costs (fees)	$942	0.2%	$(1,018)	(0.2%)	$(772)	(0.2%)	$(325)	(0.1%)	$(67)	(0.0%)

Total loans (net of unearned income and deferred expense)	$427,789	100.0%	$431,746	100.0%	$456,232	100.0%	$442,470	100.0%	$369,710	100.0%

Allowance for loan losses	$(5,745)		$(4,898)		$(4,145)		$(1,925)		$(1,192)

Total loans receivable, net	$422,044		$426,848		$452,087		$440,545		$368,518

At September 30, 2012, real estate loans comprised $273,121, or 63.8 percent of total loans. These loans decreased $2,218 or 0.8 percent from their balance at September 30, 2011. Residential real estate loans consist of fixed-rate conventional home mortgages and home equity loans. Consumer and other loans (secured and unsecured) comprised $153,726, or 35.9 percent of total loans as of September 30, 2012. Consumer and other loans decreased by $3,699, or 2.3% at September 30, 2012 from their 2011 fiscal year balances. Consumer and other loans consist of short-term installment loans, direct and indirect personal property loans, and other personal loans. Decreases in consumer and other loans resulted from (a) reduced loan demand and (b) reducing the geographical areas in which we are pursuing indirect consumer loans. Substantially all of our consumer and other loans are secured by personal property. Loan demand, generally, has remained weak throughout 2012, and we anticipate this trend to continue into 2013.

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. Management believes that no significant concentrations exist within our loan portfolio with respect to loan type, geographic location or any other relevant factor. See Note 3, “Loans / Allowance for Loan Losses” in our accompanying consolidated financial statements for tables and discussion regarding the composition of our loan portfolio.

29 | Page

The following table sets forth, for our last five fiscal years, fixed and adjustable rate loans in our loan portfolio:

	2012		2011		2010		2009		2008
	Amount Percent		Amount Percent		Amount Percent		Amount Percent		Amount Percent
Fixed rate loans:
Real estate
One to four-family first mortgages	$265,241	62.0%	$266,239	61.7%	$252,268	55.3%	$226,856	51.3%	$189,247	51.2%
Second mortgages	4,127	1.0%	5,834	1.4%	7,200	1.6%	9,186	2.1%	10,373	2.8%
Multi-family and commercial	680	0.2%	190	0.0%	196	0.0%	174	0.0%	180	0.0%

Total fixed rate real estate loans	270,048	63.1%	272,263	63.1%	259,664	56.9%	236,216	53.4%	199,800	54.0%
Consumer and other loans	153,726	36.0%	157,425	36.4%	194,313	42.6%	202,570	45.8%	164,865	44.6%

Total fixed rate loans	423,774	99.1%	429,688	99.5%	453,977	99.5%	438,786	99.2%	364,665	98.6%

Adjustable rate loans:
Real estate
One to four-family first mortgages	2,283	0.5%	2,363	0.5%	2,553	0.6%	3,556	0.8%	4,711	1.3%
Second mortgages	790	0.2%	713	0.2%	474	0.1%	453	0.1%	401	0.1%
Multi-family and commercial	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total adjustable rate real estate loans	3,073	0.7%	3,076	0.7%	3,027	0.7%	4,009	0.9%	5,112	1.4%
Consumer and other loans	—		—		—		—		—

Total adjustable rate loans	3,073	0.7%	3,076	0.7%	3,027	0.7%	4,009	0.9%	5,112	1.4%

Gross loans	426,847		432,764		457,004		442,795		369,777
Net deferred loan costs	942	0.2%	(1,018)	(0.2%)	(772)	(0.2%)	(325)	(0.1%)	(67)	(0.0%)

Total loans (net of unearned income)	427,789	100.0%	431,746	100.0%	456,232	100.0%	442,470	100.0%	369,710	100.0%

Allowance for loan losses	(5,745)		(4,898)		(4,145)		(1,925)		(1,192)

Total loans receivable, net	$422,044		$426,848		$452,087		$440,545		$368,518

Loans and their contractual maturities for the years presented are as follows:

	Real estate						Consumer and other
	One to four-family				Multi-family and				Secured personal		Unsecured
	first mortgage (1)		Second mortgage		commercial		Automobile		and other		personal		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2013 (2)	$4,348	2.45%	$1,305	6.47%	$—	—	$939	8.55%	$3,001	5.61%	$1,116	14.20%	$10,709	5.58%
2014	2,058	3.05%	527	7.97%	—	—	3,155	7.56%	5,532	8.20%	346	9.19%	11,618	7.13%
2015	2,319	4.06%	604	7.87%	506	4.75%	3,506	6.70%	7,726	7.78%	281	9.00%	14,942	6.71%
2016-2017	4,255	4.66%	1,058	8.00%	—	—	5,724	6.47%	17,348	7.71%	986	7.26%	29,371	7.02%
2018-2019	9,839	4.53%	658	7.00%	22	6.75%	490	5.62%	26,910	8.10%	76	4.96%	37,995	7.12%
2020-2034	114,163	4.50%	527	7.99%	152	5.50%	118	5.90%	76,469	6.85%	—	—	191,429	5.45%
2035 and after	130,542	5.48%	238	5.99%	—	—	—	—	3	15.12%	—	—	130,783	5.48%

	$267,524	4.93%	$4,917	7.34%	$680	4.98%	$13,932	6.88%	$136,989	7.28%	$2,805	10.37%	$426,847	5.81%

(1)	Includes $218.1 million of loans with a payable-on-demand clause.
(2)	Includes home equity lines of credit, loans having no stated maturity and overdraft loans.

Our management believes that the critical factors in the overall management of credit or loan quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, recording an adequate allowance to provide for incurred loan losses, and reasonable non-accrual and charge-off policies.

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

30 | Page

At least quarterly, we review the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of ASC 450-10, Accounting for Contingencies and ASC 310-10, Accounting by Creditors for Impairment of a Loan, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other factors specific to the markets in which we operate. In addition, management continually evaluates our ALL methodology to assess whether modifications to our methodology are appropriate in light of market conditions, identifiable trends, regulatory pronouncements or other factors. We believe that any modifications or changes to the ALL methodology would be to enhance the reliability of the ALL.

The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered troubled debt restructurings (“TDRs”). See Note 3, “Loans/Allowance for Loan Losses” of our consolidated financial statements for information on what we consider to be a TDR. With respect to TDRs and in compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying loan collateral less the estimated cost of disposal for the collateral. At September 30, 2012, we have 112 such loans, the majority of which are secured by real estate or personal property. Their aggregate book value is $8,135 as of September 30, 2012. The total of the difference between book value and fair value on individual loans where estimated fair value was less than their book value (i.e. where we deemed impairment to exist) was $624 as of September 30, 2012.

			Quarters ended
	9/30/12	6/30/12	3/31/12	12/31/11	9/30/11
Component 1 - Specific credit allocation	$624	602	842	863	$644
Component 2 - General and unallocated allowance	5,121	5,100	4,826	4,673	4,254

Allowance for loan losses	$5,745	$5,702	$5,668	$5,536	$4,898

At September 30, 2012, the allowance for loan losses was $5,745, or 1.34% of our total loan portfolio, compared to allowance for loan losses of $4,898, or 1.13% of the total loan portfolio at September 30, 2011. This level was based on our analysis of the loan portfolio risk at September 30, 2012, as discussed above.

All of the factors we take into account in determining the ALL in general categories are subject to change; thus the allocations are our best estimate of the loan loss categories in which the probable loss has occurred as of the date of our assessment. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The unallocated portion of the ALL is intended to account for minor imprecision in the estimation process. In addition, management continues to refine the ALL estimation process as new information becomes available.

31 | Page

The following table identifies the various components of non-performing assets as of the dates indicated below:

				September 30,
	2012	2011	2010	2009	2008
Nonperforming assets:
Nonaccrual loans	$4,508	$4,400	$5,084	$5,789	$3,255
Accruing loans past due 90 days or more	—	—	—	—	—

Total nonperforming loans (“NPLs”)	4,508	4,400	5,084	5,789	3,255
Other real estate owned	497	1,153	372	562	—
Other collateral owned	45	207	76	74	—

Total nonperforming assets (“NPAs”)	$5,050	$5,760	$5,532	$6,425	$3,255

Troubled Debt Restructurings (“TDRs”)	$8,135	$6,662	$2,714	$—	$—
Nonaccrual TDRs	$1,329	$2,206	$—	$—	$—

Average outstanding loan balance	$429,768	$443,989	$452,696	$404,335	$344,654

Loans, end of period	427,789	431,746	456,232	442,470	369,710

Total assets, end of period	530,183	536,557	594,365	575,406	480,036

ALL, at beginning of period	4,898	4,145	1,925	1,192	926
Loans charged off:
Real estate loans	(1,984)	(2,476)	(1,168)	(40)	(44)
Consumer loans	(1,965)	(2,882)	(3,608)	(633)	(448)

Total loans charged off	(3,949)	(5,358)	(4,776)	(673)	(492)

Recoveries of loans previously charged off:
Real estate loans	30	46	44	1	—
Consumer loans	326	201	51	36	37

Total recoveries of loans previously charged off:	356	247	95	37	37

Net loans charged off (“NCOs”)	(3,593)	(5,111)	(4,681)	(636)	(455)

Additions to ALL via provision for loan losses charged to operations	4,440	5,864	6,901	1,369	721

ALL, at end of period	$5,745	$4,898	$4,145	$1,925	$1,192

Ratios:
ALL to NCOs (annualized)	159.89%	95.83%	88.55%	302.67%	261.98%
NCOs (annualized) to average loans	0.84%	1.15%	1.03%	0.16%	0.13%
ALL to total loans	1.34%	1.13%	0.91%	0.44%	0.32%
NPLs to total loans	1.05%	1.02%	1.11%	1.31%	0.88%
NPAs to total assets	0.95%	1.07%	0.93%	1.12%	0.68%
Total Assets:	$530,183	$536,557	$594,365	$575,406	$480,036

32 | Page

As the table above indicates, the ALL at September 30, 2012 was $5,745 compared with $4,898 at year-end 2011. Loans decreased 0.90% in 2012, while the allowance as a percent of total loans increased to 1.34% from 1.13% at year-end 2011. Net real estate loan charge-offs represented 54.4% of the total net charge-offs, and consumer and other loan charge-offs represented 45.6% of the total net-charge-offs. Net loan charge-offs were at lower levels in 2012 due to 2011 being the first full year under more uniform and aggressive loan charge-off and collection practices. Although net loan charge offs have decreased from previous years, they continue to be at higher than historical levels. Management believes that it is prudent to continue its current practice of providing for loan losses in excess of current net loan charge offs until we experience an extended period of lower net loan charge offs. Certain external factors may result in higher future losses but are not readily determinable at this time, include, but may not be limited to: unemployment rates, increased taxes and continuing increased regulatory expectations with respect to ALL levels. As a result, we plan to continue to increase our ALL as a percentage of total loans and nonperforming loans for the near future. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We employ early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans. The accrual of interest income is discontinued on a loan when the loan becomes more than 91 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification, such as modifying the payment schedule or making interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10. Restructured loans that comply with the restructured terms are considered performing loans.

Non-performing loans increased $108 (2.45%) during the year ended September 30, 2012 from their balances at 2011 fiscal year end. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.

Our non-performing assets were $5,050 at September 30, 2012, or 0.95% of total assets. This represented a decrease from $5,760, or 1.07% of total assets, at September 30, 2011. The decrease since September 30, 2011 was primarily due to decreases in other real estate owned and other collateral owned, which is comprised of foreclosed collateral assets held by the Bank until sold.

Other real estate owned (REO) decreased by $656 and other collateral owned decreased by $162 during the year ended September 30, 2012 from their balances as of September 30, 2011. The decrease in other REO is due to a decrease in foreclosed properties.

Securities Available for Sale. We manage our securities portfolio in an effort to manage interest rate risk, enhance income, provide liquidity, and meet the Qualified Thrift Lender test imposed by our primary regulator, the OCC.

Our total investment portfolio was $67,111 at September 30, 2012 compared with $44,338 at September 30, 2011. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and in early 2008 and are generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase. Since the time of purchase, $8,524 was downgraded from investment grade to below investment grade. This represents the entire remaining September 30, 2012 book value of our non-agency residential MBS portfolio. The market for these securities remains highly volatile in response to uncertainty and illiquidity in the financial markets and a general deterioration in economic conditions. Taking into consideration these developments, we have determined that it is likely we will not collect all amounts due according to the contractual terms of these securities. We continue to monitor opportunities to liquidate the remaining six non-agency mortgage-backed securities, should market conditions present opportunities that would improve the Bank’s securities portfolio risk profile and regulatory risk-based capital while realizing selling prices at or near the Bank’s adjusted book value in these securities.

33 | Page

During 2012, the Bank sold 9 agency mortgage-backed securities with an aggregate book value of $27,065, resulting in a net realized gain of $243. The sales were executed in order to take advantage of current favorable market prices while diversifying the investment portfolio.

The results of our quarterly analyses indicated fair value adjustments and other-than-temporary impairment (“OTTI”) totaling $461 for the year ended September 30, 2012, compared to $1,177 for the year ended September 30, 2011. The credit related component of OTTI, which required charges to earnings were $1,332 for the year ended September 30, 2012, compared to $620 for the year ended September 30, 2011. Additionally, we increased other comprehensive income (before tax), a component of stockholders’ equity, by $1,793 for the year ended September 30, 2012, and reduced other comprehensive income (before tax) by $607 in fiscal 2011, for the portion of OTTI attributable to non-credit related factors such as market volatility.

The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2011, balance of OTTI related to credit losses	$2,408
Credit portion of OTTI recognized during the year ended September 30, 2012	1,332

September 30, 2012, balance of OTTI related to credit losses	$3,740

We believe that the remaining fair value of our non-agency MBS portfolio, totaling $6,586 remains subject to numerous factors outside of our control and future quarterly evaluations of fair value could result in additional OTTI losses.

On September 30, 2012, all six securities included in our non-agency residential MBS have unrealized losses currently included in accumulated other comprehensive income. These losses represent a 22.7 percent decline in value in comparison to our remaining amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

34 | Page

The amortized cost and market values of our available-for-sale securities as of the periods indicated below were as follows:

	Amortized Cost	Fair Value
September 30, 2012
U.S. Agency Mortgage-Backed Securities	$16,504	$17,022
U.S. Agency Floating Rate Bonds	$7,742	$7,977
Fannie Mae Mortgage-Backed Securities	11,591	11,817
Freddie Mac Mortgage-Backed Securities	11,660	11,887
Non-Agency Mortgage-Backed Securities	8,524	6,586
General Obligation Municipal Bonds	9,367	9,463
Revenue Municipal Bonds	2,291	2,359

Total securities	$67,679	$67,111

September 30, 2011
U.S. Agency Mortgage-Backed Securities	$9,719	$9,983
U.S. Agency Floating Rate Bonds	25,215	25,212
Non-Agency Mortgage-Backed Securities	12,918	9,143

Total securities	$47,852	$44,338

The following tables show the fair value and gross unrealized losses of securities with unrealized losses at September 30, 2012 and 2011, respectively, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2012:
U.S. Agency MBS	$3,141	$6	$—	$—	$3,141	$6
U.S. Agency Floating Rate Bonds	—	—	—	—	—	—
Fannie Mae MBS	—	—	—	—	—	—
Freddie Mac MBS	—	—	—	—	—	—
Non-Agency MBS	—	—	6,586	1,938	6,586	1,938
General Obligation Municipal Bonds	3,585	51	—	—	3,585	51
Revenue Municipal Bonds	—	—	—	—	—	—

Total Securities	$6,726	$57	$6,586	$1,938	$13,312	$1,995

September 30, 2011:
U.S. Agency Floating Rate Bonds	$13,561	$27	$—	$—	$13,561	$27
U.S. Agency MBS	—	—	—	—	—	—
Non-Agency MBS	—	—	9,143	3,775	9,143	3,775

Total Securities	$13,561	$27	$9,143	$3,775	$22,704	$3,802

35 | Page

As noted above, prior to the fiscal year ended September 30, 2012, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of September 30, 2012, we held $6,586 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.

The composition of our available-for-sale portfolio by credit rating as of the periods indicated was as follows:

	September 30,
	2012		2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Agency	$47,497	$48,703	$34,934	$35,195
AAA	3,647	3,705	—	—
AA	6,865	6,964	—	—
A	1,146	1,153
BBB	—	—	—	—
Below investment grade	8,524	6,586	12,918	9,143

Total	$67,679	$67,111	$47,852	$44,338

Utilizing a third party firm, we obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis. Our management and Board of Directors review the results of this independent valuation and consider additional testing to determine if additional write-downs of our non-agency MBS portfolio are warranted.

The Bank has pledged certain of its U.S. Agency and Government Sponsored Enterprise (GSE) securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of September 30, 2012, there were no borrowings outstanding on the Federal Reserve line of credit.

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

We have other intangibles of $274, comprised of core deposit intangible assets arising from various acquisitions from 2002 through 2008. Amortization expense, calculated on a straight line basis, was $209 and $332 for each of the years ended September 30, 2012 and 2011, respectively. Annually, we assess the reasonableness of the remaining useful life assumptions assigned to each core deposit intangible asset. No changes were made in the remaining useful lives of our core deposit intangibles, which originally ranged from approximately 7 to 15 years.

Deposits. Deposits are our largest source of funds. Average total deposits for 2012 were $435,516, a decrease of 5.86% from 2011. Deposits decreased to $422,058 at September 30, 2012, from $448,973 at September 30, 2011, due primarily to a $6,492 decrease in institutional deposits and a management decision to

36 | Page

decrease high deposit rates which resulted in a loss of $22,712 in Money Market and CD Deposits. Our objective is to grow core deposits and build customer relationships with convenience, customer service, and by expanding our deposit product offerings with competitive pricing. Management expects to continue to place emphasis on both retaining and generating additional core deposits in 2013 through competitive pricing of deposit products and through the branch delivery systems that have already been established.

Brokered deposits increased from $0 at September 30, 2011 to $498 at September 30, 2012. It is our intent to limit our reliance on brokered deposits and replace corresponding liquidity requirements, as needed, by core deposits.

Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances increased from $30,400 as of September 30, 2011, to $49,250 as of September 30, 2012, primarily as a result of new FHLB borrowings at lower interest rates than previous FHLB borrowings. The borrowings were utilized to improve liquidity and fund operations.

Stockholders’ Equity. Total stockholders’ equity was $55,103 at September 30, 2012, versus $52,888 at September 30, 2011. The increase resulted from net income of $206 for the year ended September 30, 2012, along with increases in other comprehensive income related to: (a) unrealized gains on available for sale securities, net of tax; $823; (b) changes in unrealized gain, resulting from sale of available for sale securities, net of tax; $146; and (c) changes for realized losses on available for sale securities for OTTI write-down, net of tax of $799.

Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than or equal to one-year. At September 30, 2012, our liquidity ratio was 11.82 percent, which was above our targeted liquidity ratio of 10 percent.

Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; and other short-term investments and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $115,695 of our $226,437 (51.1%) CD portfolio will mature within the next 12 months, we have historically retained over 70 percent of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching, our retention rate may decrease in the future due to our philosophy of building customer relationships – not just deposit accounts. Through new deposit product offerings to our branch customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In our present interest rate environment, and based on maturing yields, this should also improve our cost of funds. We believe that our in-store branch network attracts core deposits and enhances long-term liquidity, a key component to our broader liquidity management strategy.

We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $137,000 available under this arrangement. We also maintain lines of credit of $31,900 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan.

37 | Page

In reviewing our adequacy of liquidity, we review and evaluate historical financial information, including information regarding general economic conditions, current ratios, management goals and the resources available to meet our anticipated liquidity needs. Management believes that our liquidity is adequate and to management’s knowledge, there are no known events or uncertainties that will result or are likely to reasonably result in a material increase or decrease in our liquidity.

Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2012, the Company had approximately $4,541 in unused commitments, compared to approximately $4,400 in unused commitments as of September 30, 2011.

Capital Resources. As of September 30, 2012, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions. Current OCC guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2012 (Audited)
Total capital (to risk weighted assets)	$58,673,000	15.4%	$30,519,000	>=	8.0%	$38,148,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	53,904,000	14.1%	15,259,000	>=	4.0%	22,889,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	53,904,000	10.2%	21,174,000	>=	4.0%	26,467,000	>=	5.0%

As of September 30, 2011 (Audited)
Total capital (to risk weighted assets)	$58,396,000	14.1%	$33,151,000	>=	8.0%	$41,439,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	54,182,000	13.1%	16,575,000	>=	4.0%	24,863,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	54,182,000	10.1%	21,527,000	>=	4.0%	26,909,000	>=	5.0%

The Bank and the Company each continue to operate under Memoranda of Understanding (the “MOU”), issued December 23, 2009, by the Office of Thrift Supervision (“OTS”) (our former primary federal regulator). The MOU resulted from issues noted during the examination of the Bank conducted by the OTS, the report on which was dated July 27, 2009. The MOU identified the need for improved management and monitoring of (a) business and capital planning, (b) asset quality, (c) liquidity, and (d) concentrations of credit. The MOU also called for a formalized internal audit and compliance plan and prohibits the Bank from declaring dividends, and the Company from issuing debt without the prior consent of our primary regulator (now the Office of the Comptroller of the Currency “OCC”). Under the MOU, the Bank is required to maintain Tier 1 and Risk-based Capital levels of 8.0% and 10.0%, respectively, and is considered “Well Capitalized”, by the OCC, our primary regulator. The OCC initiated a full-scope safety and soundness and compliance examination of the Bank on March 12, 2012. The examination was completed on April 9, 2012, and the OCC issued its Report of Examination on June 29, 2012. The Report of Examination reflects that the Bank is addressing the issues noted in the MOU. Management continues to work closely with the OCC to address the remaining concerns in a timely manner.

38 | Page

Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended September 30, 2012 and 2011:

Year ended September 30, 2012:

	December 31,	March 31,	June 30,	September 30,
Interest income	$7,143	$6,707	$6,693	$6,542
Interest expense	1,825	1,674	1,598	1,494

Net interest income	5,318	5,033	5,095	5,048
Provision for loan losses	1,540	1,100	900	900

Net interest income after provision for loan losses	3,778	3,933	4,195	4,148
Non-interest income	50	602	745	275
Non-interest expense	4,508	4,421	4,354	4,076

Income (loss) before income tax expense	(680)	114	586	347
Provision (benefit) for income tax	(266)	48	237	142

Net income (loss)	$(414)	$66	$349	$205

Basic earnings (loss) per share	$(0.05)	$0.02	$0.03	$0.04
Diluted earnings (loss) per share	$(0.05)	$0.02	$0.03	$0.04
Dividends paid	$—	$—	$—	$—

Year ended September 30, 2011:

	December 31,	March 31,	June 30,	September 30,
Interest income	$7,959	$7,521	$7,204	$7,080
Interest expense	2,596	2,299	2,144	1,874

Net interest income	5,363	5,222	5,060	5,206
Provision for loan losses	1,600	1,650	1,364	1,250

Net interest income after provision for loan losses	3,763	3,572	3,696	3,956
Non-interest income	41	663	766	657
Non-interest expense	4,191	4,092	4,159	4,342

Income (loss) before income tax expense	(387)	143	303	271
Provision (benefit) for income tax	(148)	63	127	95

Net income (loss)	$(239)	$80	$176	$176

Basic earnings (loss) per share	$(0.05)	$0.02	$0.03	$0.04
Diluted earnings (loss) per share	$(0.05)	$0.02	$0.03	$0.04
Dividends paid	$—	$—	$—	$—

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

39

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

In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured consumer loans;

•	managing our funding needs by focusing on core deposits and reducing our reliance on brokered deposits and borrowings;

•	originating first mortgage balloon loans, along with a combination of fixed rate term loans in order to manage interest rate risk;

•	reducing non-interest expense and managing our efficiency ratio;

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure;

•	analyzing branch office profitability,

•	improving asset and collateral disposition practices; and

•	focusing on sound and consistent loan underwriting practices based primarily on borrowers’ debt ratios, credit score and collateral values.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.

As of September 30, 2012, $218,101 of loans in our portfolio included a payable-on-demand clause. We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate. Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity. The Bank is no longer originating loans with a POD clause and, instead, has been originating loans with fixed maturities to better meet the borrowing needs of our customers.

40 | Page

The following table sets forth, at September 30, 2012, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from gradual and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments). As of September 30, 2012, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a %
	Amount	$ Change	% Change	of Assets)	Change
	(Dollars in thousands)
+300 bp	$38,453	$(28,821)	(43%)	7.82%	(455	)bp
+200 bp	45,330	(21,944)	(33%)	8.96%	(341)
+100 bp	57,433	(9,841)	(15%)	10.93%	(144)
0 bp	67,274	—	—	12.37%	—
-100 bp	75,065	7,791	12%	13.48%	111

(1)	Assumes a gradual change in interest rates over 12 months at all maturities.

The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios.

41 | Page

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

Management assessed the Company’s systems of internal control over financial reporting as of September 30, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of September 30, 2012, the Company maintained effective internal control over financial reporting based on those criteria.

CITIZENS COMMUNITY BANCORP, INC.

DECEMBER 10, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Citizens Community Bancorp, Inc. and Subsidiary

Eau Claire, WI

We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years ended September 30, 2012, 2011 and 2010. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

42 | Page

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Community Bancorp, Inc. and Subsidiary as of September 30, 2012 and 2011 and the results of their operations and cash flows for the years ended September 30, 2012, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN

December 10, 2012

43 | Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Balance Sheets

September 30, 2012 and September 30, 2011

(in thousands, except share data)

	September 30, 2012	September 30, 2011
Assets
Cash and cash equivalents	$23,259	$31,763
Other interest-bearing deposits	—	9,543
Securities available for sale (at fair value)	67,111	44,338
Federal Home Loan Bank stock	3,800	5,787
Loans receivable	427,789	431,746
Allowance for loan losses	(5,745)	(4,898)

Loans receivable, net	422,044	426,848

Office properties and equipment, net	5,530	6,696
Accrued interest receivable	1,571	1,508
Intangible assets	274	483
Foreclosed and repossessed assets, net	542	1,360
Other assets	6,052	8,231

TOTAL ASSETS	$530,183	$536,557

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$422,058	$448,973
Federal Home Loan Bank advances	49,250	30,400
Other liabilities	3,772	4,296

Total liabilities	475,080	483,669

Stockholders’ equity:
Common stock—5,135,550 and 5,133,570 shares issued, respectively	51	51
Additional paid-in capital	53,969	53,934
Retained earnings	1,529	1,323
Unearned deferred compensation	(94)	(102)
Accumulated other comprehensive loss	(352)	(2,318)

Total stockholders’ equity	55,103	52,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$530,183	$536,557

See accompanying notes to audited consolidated financial statements.

44 | Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Operations

Years Ended September 30, 2012 and 2011, and 2010

(in thousands, except per share data)

	2012	2011	2010
Interest and dividend income:
Interest and fees on loans	$25,579	$27,761	$29,610
Interest on investments	1,506	2,003	3,149

Total interest and dividend income	27,085	29,764	32,759
Interest expense:
Interest on deposits	5,362	7,055	8,384
Interest on borrowed funds	1,229	1,858	3,195

Total interest expense	6,591	8,913	11,579

Net interest income	20,494	20,851	21,180
Provision for loan losses	4,440	5,864	6,901

Net interest income after provision for loan losses	16,054	14,987	14,279

Noninterest income:
Total fair value adjustments and other-than-temporary impairment	461	(1,177)	(5,770)
Portion of loss (gain) recognized in other comprehensive loss (income) (before tax)	(1,793)	607	3,509
Net gains on sale of available for sale securities	243	659	—

Net gains (losses) on available for sale securities	(1,089)	89	(2,261)
Goodwill impairment	—	—	(5,593)
Service charges on deposit accounts	1,529	1,512	1,514
Insurance commissions	82	116	216
Loan fees and service charges	539	401	362
Other	611	499	407

Total noninterest income	1,672	2,617	(5,355)

Noninterest expense:
Salaries and related benefits	8,502	8,348	7,797
Occupancy	2,453	2,546	2,553
Office	1,191	1,339	1,413
Data processing	1,499	960	704
Amortization of core deposit intangible	209	332	333
Advertising, marketing and public relations	190	122	173
FDIC premium assessment	693	910	943
Professional services	1,187	1,354	1,160
Other	1,435	1,363	1,894

Total noninterest expense	17,359	17,274	16,970

Income (loss) before provision for income tax	367	330	(8,046)
Provision (benefit) for income taxes	161	137	(955)

Net income (loss) attributable to common stockholders	$206	$193	$(7,091)

Per share information:

Basic earnings	$0.04	$0.04	$(1.39)

Diluted earnings	$0.04	$0.04	$(1.39)

Dividends paid	$—	$—	$—

See accompanying notes to audited consolidated financial statements.

45 | Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years ended September 30, 2012, 2011 and 2010

Nine Months Ended June 30, 2012 and 2011

(in thousands, except per share data)

	2012	2011	2010
Net income (loss) attributable to common stockholders	$206	$193	$(7,091)

Other comprehensive income, net of tax:

Securities available for sale
Net unrealized gains (losses) arising during period	823	2,136	215
Reclassification adjustment for gains included in net income	146	395	—
Change for realized losses on securities available for sale for other—than-temporary impairment write-down	799	342	1,366

Unrealized gains on securities	1,768	2,873	1,581

Defined benefit plans:
Amortization of unrecognized prior service costs and net gains (losses)	198	(65)	(12)

Total other comprehensive income, net of tax	1,966	2,808	1,569

Comprehensive income (loss)	$2,172	3,001	$(5,522)

See accompanying notes to audited consolidated financial statements.

46 | Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of

Changes in Stockholders’ Equity

Years ended September 30, 2012, 2011 and 2010

(in thousands, except Shares)

							Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital		Unearned ESOP Shares
	Common Stock			Retained Earnings		Unearned Compensation		Total Equity
	Shares	Amount
Balance, October 1, 2009	5,471,780	55	56,877	8,221	(3,070)	(23)	(6,695)	55,365
Net loss				(7,091)				(7,091)
Other comprehensive income							1,569	1,569
Stock option expense			12					12
Termination of ESOP	(358,502)	(4)	(3,066)		3,070			—
Forfeiture of unvested shares	(20)							—
Amortization of restricted stock						22		22

Balance, September 30, 2010	5,113,258	$51	$53,823	$1,130	$—	$(1)	$(5,126)	$49,877
Net income				193				193
Other comprehensive income							2,808	2,808
Common stock awarded under recognition and retention plan - 20,312 shares	20,312		106			(106)		—
Stock option expense			5					5
Amortization of restricted stock						5		5

Balance, September 30, 2011	5,133,570	$51	$53,934	$1,323	$—	$(102)	$(2,318)	$52,888
Net Income				206				206
Other comprehensive income							1,966	1,966
Forfeiture of unvested shares - 520 shares	(520)							—
Common stock awarded under recognition and retention plan - 2,500 shares	2,500		14			(14)		—
Stock option expense			21					21
Amortization of restricted stock						22		22

Balance, September 30, 2012	5,135,550	$51	$53,969	$1,529	$—	$(94)	$(352)	$55,103

See accompanying notes to audited consolidated financial statements.

47 | Page

CITIZENS COMMUNITY BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended September 30, 2012, 2011 and 2010

(in thousands, except per share data)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$206	$193	$(7,091)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net accretion (amortization) of premium/discount on securities	988	117	(379)
Depreciation	1,043	1,100	1,122
Provision for loan losses	4,440	5,864	6,901
Net realized gain on sale of securities	(243)	(659)	—
Other-than-temporary impairment on mortgage-backed securities	1,332	620	2,261
Impairment on goodwill	—	—	5,593
Amortization of core deposit intangible	209	332	333
Amortization of restricted stock	22	5	22
Stock based compensation expense	21	5	12
Loss on sale of office properties	134	—	—
Provision for deferred income taxes	(1,829)	(317)	(1,657)
Net (gains) losses from disposals of foreclosed properties	(64)	25	—
Provision for valuation allowance on foreclosed properties	271	135	52
Increase (decrease) in accrued interest receivable and other assets	2,874	2,027	(1,983)
(Decrease) increase in other liabilities	(326)	561	652

Total adjustments	8,872	9,815	12,929

Net cash from operating activities	9,078	10,008	5,838

Cash flows from investing activities:
Purchase of securities available for sale	(59,114)	(67,639)	—
Net decrease (increase) in interest-bearing deposits	9,543	(9,543)	2,458
Proceeds from sale of securities available for sale	27,065	57,772	—
Principal payments on securities available for sale	10,146	11,949	14,418
Proceeds from sale of FHLB stock	1,987	—	253
Proceeds from sale of foreclosed properties	2,067	1,462	593
Net (increase) decrease in loans	(1,203)	17,022	(18,393)
Net capital expenditures	(473)	(577)	(306)
Net cash received from sale of office properties	465	—	—

Net cash provided by (used in) investing activities	(9,517)	10,446	(977)

Cash flows from financing activities:
Net increase (decrease) in Federal Home Loan Bank advances	18,850	(33,800)	(42,605)
Net (decrease) increase in deposits	(26,915)	(27,329)	66,991
Net cash provided by (used in) financing activities	(8,065)	(61,129)	24,386

Net (decrease) increase in cash and cash equivalents	(8,504)	(40,675)	29,247
Cash and cash equivalents at beginning of period	31,763	72,438	43,191

Cash and cash equivalents at end of period	$23,259	$31,763	$72,438

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$5,360	$8,923	$8,382
Interest on borrowings	$1,273	$1,974	$3,316
Income taxes	$281	$15	$851

Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$1,617	$2,403	$456

See accompanying notes to audited consolidated financial statements.

48 | Page

CITIZENS COMMUNITY BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated income of the Company is principally derived from the Bank’s income. The Bank originates residential and consumer loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 26 full-service offices; seven stand-alone locations and 19 branches predominantly located inside Walmart Supercenters.

The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

In preparing these financial statements, we evaluated the events and transactions that occurred through December 10, 2012, the date on which the financial statements were available to be issued. As of December 10, 2012, there were no subsequent events which required recognition or disclosure.

Unless otherwise stated, all monetary amounts in these Notes to Consolidated Financial Statements other than per share amounts are stated in thousands.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Citizens Community Federal. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates—Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying annual report on Form 10-K for the year ended September 30, 2012 and external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.

Cash and Cash Equivalents—For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash, due from banks, and interest-bearing deposits with original maturities of three months or less. As of July 12, 2012 the contractual clearing balance requirement was eliminated with the Federal Reserve Banks. Therefore, the Bank was not required to maintain reserve balances with the Federal Reserve Bank as of September 30, 2012. The reserve requirement as of September 30, 2011 was $25.

49 | Page

Securities—Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses and losses deemed other-than-temporarily impaired due to non-credit issues being reported in other comprehensive income, net of tax. Unrealized losses deemed other-than-temporary due to credit issues are reported in operations in the period in which the losses arise. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.

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

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, and deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and consumer loans is discontinued at the time the loan is over 91 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account due date, less than 92 days delinquent. Interest on impaired loans considered troubled debt restructurings that are not 91 days delinquent is recognized as income as it accrues based on the revised terms of the loan over an established period of continued payment.

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

Allowance for Loan Losses—The allowance for loan losses (“ALL”) is a valuation allowance for probable and inherent credit losses in the portfolio. Loan losses are charged against ALL when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL. Management estimates the ALL balance required using past loan loss experience; the nature, volume and composition of the loan portfolio; known and inherent risks in the portfolio; information about specific borrowers’ ability to repay and estimated collateral values; current economic conditions; and other relevant factors. The ALL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire ALL balance is available for any loan that, in management’s judgment, should be charged off.

50 | Page

A loan is impaired when full payment under the loan terms is not expected. Troubled debt restructurings (“TDRs”) are individually evaluated for impairment. See Note 3, “Loans/Allowance for Loan Losses” for information on what we consider to be a TDR. If a TDR loan is deemed to be impaired, a specific allowance is established so that the loan is reported, net, at either (a) the present value of estimated future cash flows using the loan’s existing rate; or (b) at the fair value of collateral less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 91+ days past due, and certain TDRs that are less than 91+ days delinquent; the likelihood of the loan migrating to over 91 days past due is also considered in determining the specific ALL allocation. Large groups of smaller balance homogeneous loans, such as non-classified consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Federal Home Loan Bank (FHLB) Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock based on the Bank’s level of borrowings from the FHLB and other factors, and may invest in additional amounts of FHLB stock. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; (2) the impact of legislative and regulatory changes on the FHLB; and (3) the liquidity position of the FHLB. Both cash and stock dividends are reported as income.

FHLB stock is evaluated quarterly for impairment. The FHLB of Chicago is currently under a regulatory order for its capital level which requires approval for dividend payments and stock redemptions. Quarterly cash dividends were paid in November 2011 and February 2012 at an annualized dividend rate of 0.10% in May 2012 at an annualized dividend rate of 0.25% and in August 2012 at an annualized dividend rate of 0.30% per share. Based on management’s quarterly evaluation, no impairment has been recorded on these securities.

Foreclosed and Repossessed Assets—Assets acquired through, or instead of loan foreclosure are initially recorded at the lower of carrying cost or fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and included in Non-interest Expense, Other on the consolidated statement of operations. Foreclosed and repossessed asset balances were $542 and $1,360 at September 30, 2012 and 2011, respectively.

Office Properties and Equipment—Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of office properties and equipment are reflected in income. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated using the straight-line (or accelerated) method with useful lives based on the lesser of (a) the estimated life of the lease, or (b) the estimated useful life of the leasehold improvement.

Goodwill and Other Intangible Assets—Goodwill arises from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets. During 2010, management concluded that goodwill was fully impaired, and subsequently $5,593 of goodwill was charged to goodwill impairment on the consolidated statement of operations.

Other intangible assets consist of core deposit intangible assets arising from branch acquisitions. They were initially measured at fair value and amortized over their estimated useful lives, ranging from 7 to 15 years. The balance of core deposit intangible assets, were $274 and $483 at September 30, 2012 and 2011, respectively. Amortization expense related to these core deposit intangible assets was $209, $332 and $333 for the years ended September 30, 2012, 2011 and 2010, respectively. Accumulated amortization on core deposit intangible assets was $2,246 and $2,037, at September 30, 2012 and 2011, respectively.

51 | Page

Interest Bearing Deposits—Other interest-bearing deposits mature within one year and are carried at cost, which approximates fair value.

Advertising, Marketing and Public Relations Expense—The Company expenses all advertising, marketing and public relations costs as they are incurred. Total costs for the years ended September 30, 2012, 2011, and 2010 were $190, $122, and $173, respectively.

Income Taxes—The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 13, “Income Taxes” for details on the Company’s income taxes.

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

Earnings Per Share—Basic earnings per common share is net income or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable during the period, consisting of stock options outstanding under the Company’s stock incentive plan.

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the normal course of business, are recorded as liabilities when the likelihood of loss is probable and an amount of loss can be reasonably estimated.

Off-Balance-Sheet Financial Instruments—In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and commitments under credit card arrangements. Such financial instruments are recorded in the financial statements when they become payable.

Other Comprehensive Income (Loss)—Accumulated and other comprehensive income or loss is comprised of the unrealized and realized losses on securities available for sale and pension liability adjustments, net of tax, and is shown on the Consolidated Statements of Comprehensive Income (Loss).

Operating Segments—While the chief decision makers monitor the revenue streams of the various banking products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

52 | Page

Reclassifications—Certain items previously reported were reclassified for consistency with the current presentation.

Adoption of New Accounting Standards—In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires the presentation of comprehensive income in either a single continuous financial statement or two separate, but consecutive financial statements. ASU 2011-05 also includes a provision requiring the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which deferred this requirement in order to allow the FASB more time to determine whether reclassification adjustments should be required to be presented on the face of the financial statements. For public entities, ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods beginning after December 15, 2011, and are required to be applied retrospectively. Early adoption is permitted. The Company has adopted ASUs 2011-05 and 2011-12 effective October 31, 2011, electing to present a consolidated statement of comprehensive income or loss separate from, but consecutive to, its statement of operations. The adoption of ASUs 2011-05 and 2011-12 had no material effect on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amended guidance does not modify the requirements for when fair value measurements apply, rather it generally represents clarifications on how to measure and disclose fair value under Topic 820, “Fair Value Measurement”. Respective disclosure requirements are essentially the same. However, some of the specific amendments address the application of existing fair value measurement requirements. Other specific amendments change a particular principal or requirement for measuring fair value, or for disclosing information about fair value measurements. ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2011. The adoption of this guidance had noa material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860); Reconsideration of Effective Control for Repurchase Agreements”. Under the amended guidance, a transferor maintains effective control over transferred financial assets if there is an agreement between both entities which obligates the transferor to repurchase the financial assets before maturity. In addition, the following requirements must be met: (a) the financial asset to be repurchased or redeemed is the same or substantially the same as that transferred, (b) the agreement is to repurchase or redeem the transferred financial asset before maturity at a fixed or determinable price, and (c) the agreement is entered into contemporaneously with, or in contemplation of the transfer. This guidance is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

NOTE 2—FAIR VALUE INFORMATION

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

53 | Page

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

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Instruments	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2012:
Securities available for sale:
U.S. Agency mortgage-backed securities	$17,022	$—	$17,022	$—
U.S. Agency Floating Rate Bonds	7,977	—	7,977	—
Fannie Mae mortgage-backed securities	11,817	—	11,817	—
Freddie Mac mortgage-backed securities	11,887	—	11,887	—
Non-agency mortgage-backed securities	6,586	—	—	6,586
General Obligation Municipal Bonds	9,463	—	9,463	—
Revenue Municipal Bonds	2,359	—	2,359	—

Total	$67,111	$—	$60,525	$6,586

September 30, 2011:
Securities available for sale:
U.S. Agency mortgage-backed securities	$9,983	$—	$9,983	$—
U.S. Agency Floating Rate Bonds	25,212	—	25,212	—
Non-agency mortgage-backed securities	9,143	—	—	9,143

Total	$44,338	$—	$35,195	$9,143

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

54 | Page

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Instruments	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2012:
Foreclosed and repossessed assets, net	$542	$—	$—	$542
Loans restructured in a troubled debt restructuring	7,511	—	—	7,511

Total	$8,053	$—	$—	$8,053

September 30, 2011:
Foreclosed and repossessed assets	$1,360	$—	$—	$1,360
Loans restructured in a troubled debt restructuring	6,018	—	—	6,018

Total	$7,378	$—	$—	$7,378

Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. With respect to residential mortgage-backed securities held as investments by the Company, the credit markets continue to be disrupted resulting in a continued dislocation and lack of trading activity. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Company, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturities, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. The Company had an independent valuation of all Level 3 securities in the current quarter. Based on this valuation, the Company recorded pre-tax other-than-temporary impairment of $1,332 for the year ended September 30, 2012.

The fair value of foreclosed assets is determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, we utilize independent third party appraisals to support our own estimates and judgments in determining fair value.

The following table presents a reconciliation of residential mortgage-backed securities held by the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal years ended September 30, 2012 and 2011:

	2012	2011
Balance beginning of period	$9,143	$24,999
Total gains or losses (realized/unrealized):
Included in earnings	(1,332)	(620)
Included in other comprehensive loss	1,837	4,789
Sales	—	(13,517)
Payments, accretion and amortization	(3,062)	(6,508)

Balance end of period	$6,586	$9,143

55 | Page

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

Federal Home Loan Bank (FHLB) Stock

Federal Home Loan Bank Stock is carried at cost, which is its redeemable fair value since the market for the stock is restricted.

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

56 | Page

The carrying amount and estimated fair value of financial instruments as of the dates indicated below were as follows:

	September 30,
	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$23,259	$23,259	$31,763	$31,763
Interest-bearing deposits	—	—	9,543	9,543
Securities available for sale	67,111	67,111	44,338	44,338
FHLB stock	3,800	3,800	5,787	5,787
Loans receivable, net	422,044	452,520	426,848	453,112
Accrued interest receivable	1,571	1,571	1,508	1,508

Financial liabilities:
Deposits	$422,058	$427,893	$448,973	$454,933
FHLB advances	49,250	50,254	30,400	32,454
Accrued interest payable	99	99	114	114

NOTE 3—LOANS / ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of September 30, 2012 and 2011, respectively, are as follows:

	2012	2011	2010
Real estate loans:
First mortgages - 1 to 4-family	$267,524	$268,602	$254,821
Multifamily and commercial	680	190	196
Second mortgages	4,917	6,547	7,674

Total real estate loans	273,121	275,339	262,691

Consumer and other loans:
Automobile	13,932	15,716	18,542
Secured personal and other	136,989	139,126	171,135
Unsecured personal	2,805	2,583	4,636

Total consumer and other loans	153,726	157,425	194,313

Gross loans	426,847	432,764	457,004
Less:
Deferred loan origination fees, net of costs	942	(1,018)	(772)
Allowance for loan losses	(5,745)	(4,898)	(4,145)

Loans receivable, net	$422,044	$426,848	$452,087

57 | Page

Certain directors and executive officers of the Company and the Bank are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2012 and 2011. A summary of the changes in those loans is as follows:

	September 30,
	2012	2011
Balance—beginning of year	$149	$146
New loan originations	54	63
Repayments	(65)	(60)

Balance—end of year	$138	$149

Available and unused line of credit	$18	$8

Allowance for Loan Losses—The ALL represents management’s estimate of probable and inherent credit losses in the Bank’s loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change.

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

Changes in the ALL and related loan balances for the periods presented below were as follows (dollar amounts in thousands):

		Consumer
	Real Estate	and Other	Total
Year ended Ended September 30, 2012:
Allowance for Loan Losses:
Beginning balance, October 1, 2011	$1,907	$2,991	$4,898
Charge-offs	(1,984)	(1,964)	(3,948)
Recoveries	30	326	356
Provision	2,334	2,106	4,440

Ending balance, September 30, 2012	$2,287	$3,459	$5,746

Allowance for Loan Losses at September 30, 2012:
Amount of Allowance for Loan Losses arising from loans individually evaulated for impairment	$500	$124	$624

Amount of Allowance for Loan Losses arising from loans collectively evaulated for impairment	$1,787	$3,335	$5,122

Loans Receivable as of September 30, 2012:
Ending balance	$271,739	$156,050	$427,789

Ending balance: individually evaluated for impairment	$4,371	$946	$5,317

Ending balance: collectively evaluated for impairment	$267,368	$155,104	$422,472

58 | Page

		Consumer
	Real Estate	and Other	Total
Year ended Ended September 30, 2011:
Allowance for Loan Losses:
Beginning balance, October 1, 2010	$1,562	$2,583	$4,145
Charge-offs	(2,476)	(2,882)	(5,358)
Recoveries	46	201	247
Provision (1)	2,775	3,089	5,864

Ending balance, September 30, 2011	$1,907	$2,991	$4,898

Allowance for Loan Losses at June 30, 2011:
Amount of Allowance for Loan Losses arising from loans individually evaulated for impairment	$381	$263	$644

Amount of Allowance for Loan Losses arising from loans collectively evaulated for impairment	$1,526	$2,728	$4,254

Loans Receivable at September 30, 2011:
Ending balance	$275,339	$157,425	$432,764

Ending balance: individually evaluated for impairment	$5,429	$1,233	$6,662

Ending balance: collectively evaluated for impairment	$269,910	$156,192	$426,102

(1)	The Bank did not have historical data disaggregating provision for loan losses between real estate and consumer loans. Therefore, the provision for loan losses has been allocated between real estate and consumer loans for each period presented based on the ratio of real estate and consumer net loan charge-offs for that period.
(2)	Ending loan balances above do not include deferred loan origination fees net of costs.

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

Loans receivable as of the end of the periods shown below were as follows (dollar amounts in thousands):

	Real Estate Loans		Consumer and Other Loans		Total Loans
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Performing loans
Performing TDR loans	$5,751	$3,191	$1,055	$914	$6,806	$4,105
Performing loans other	262,101	264,838	153,045	155,846	415,146	420,684

Total performing loans	267,852	268,029	154,100	156,760	421,952	424,789
Nonperforming loans (1)
Nonperforming TDR loans	1,259	2,238	70	319	1,329	2,557
Nonperforming loans other	4,010	3,452	498	948	4,508	4,400

Total nonperforming loans	5,269	5,690	568	1,267	5,837	6,957

Total loans	$273,121	$273,719	$154,668	$158,027	$427,789	$431,746

(1)	Nonperforming loans are defined as loans that (a) are 91+ days past due and nonaccruing, or (b) TDR loans restructured at a 0% interest rate that were 91+ days past due and nonaccruing at the time of restructuring.

59 | Page

An aging analysis of the Bank’s real estate and consumer loans as of September 30, 2012 and September 30, 2011 is as follows (dollar amounts in thousands):

	1 Month Past Due	2 Months Past Due	Greater Than 3 Months	Total Past Due	Current	Total Loans	Recorded Investment > 3 months and Accruing
September 30, 2012:
Real estate loans	$1,814	$676	$3,348	$5,838	$265,900	$271,738	$—
Consumer and other loans	1,846	453	341	2,640	153,411	156,051	—

Total	$3,660	$1,129	$3,689	$8,478	$419,311	$427,789	$—

September 30, 2011:
Real estate loans	$3,867	$1,877	$3,452	$9,196	$264,523	$273,719	$—
Consumer and other loans	2,517	868	948	4,333	153,694	158,027	—

Total	$6,384	$2,745	$4,400	$13,529	$418,217	$431,746	$—

A summary of the Bank’s impaired loans as of September 30, 2012 and September 30, 2011 is as follows (dollar amounts in thousands):

	With No Related Allowance Recorded			With An Allowance Recorded			Totals
	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total
Recorded investment at September 30, 2012	$2,720	$179	$2,899	$4,290	$946	$5,236	$7,010	$1,125	$8,135
Unpaid balance at September 30, 2012	2,720	179	2,899	4,290	946	5,236	7,010	1,125	8,135
Recorded investment at September 30, 2011	3,616	506	4,122	1,813	727	2,540	5,429	1,233	6,662
Unpaid balance at September 30, 2011	3,616	506	4,122	1,813	727	2,540	5,429	1,233	6,662
Average recorded investment; three months ended September 30, 2012	2,687	278	2,965	3,939	872	4,811	6,626	1,150	7,776
Average recorded investment; three months ended September 30, 2011	3,651	436	4,087	1,867	974	2,841	5,518	1,410	6,928
Average recorded investment; twelve months ended September 30, 2012	3,128	343	3,471	3,092	837	3,929	6,220	1,180	7,400
Average recorded investment; twelve months ended September 30, 2011	2,262	359	2,621	1,455	956	2,411	3,717	1,315	5,032
Interest income received; three months ended September 30, 2012	12	2	14	30	8	38	42	10	52
Interest income received; three months ended September 30, 2011	34	13	47	12	—	12	46	13	59
Interest income received; twelve months ended September 30, 2012	43	8	51	78	27	105	121	35	156
Interest income received; twelve months ended September 30, 2011	$95	$22	$117	$29	$16	$45	$124	$38	$162

Troubled Debt Restructuring—A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and the Company grants a concession to that borrower that the Company would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. All TDR loans are evaluated individually to determine if either the expected discounted cash flows or the fair value of the underlying collateral is sufficient to mitigate any potential credit losses. Where the fair value of the underlying collateral is less than the outstanding TDR loan balance, management allocates a specific portion of its ALL to that specific loan. A summary of loans modified in a troubled debt restructuring for the periods presented below are as follows:

60 | Page

	Real Estate	Consumer and Other	Total
September 30, 2012 and
Twelve Months then Ended:

Accruing / Performing:
Beginning balance	$3,506	$950	$4,456
Principal payments	(200)	(152)	(352)
Charge-offs	(79)	(117)	(196)
Advances	28	10	38
New restructured (1)	518	331	849
Class transfers (2)	1,383	(124)	1,259
Transfers between accrual/non-accrual	595	157	752

Ending balance	$5,751	$1,055	$6,806

Non-accrual / Non-performing:
Beginning balance	$1,923	$283	$2,206
Principal payments	(33)	(93)	(126)
Charge-offs	(440)	(144)	(584)
Advances	11	1	12
New restructured (1)	393	106	499
Class transfers (2)	0	74	74
Transfers between accrual/non-accrual	(595)	(157)	(752)

Ending balance	$1,259	$70	$1,329

Totals:
Beginning balance	$5,429	$1,233	$6,662
Principal payments	(233)	(245)	(478)
Charge-offs	(519)	(261)	(780)
Advances	39	11	50
New restructured (1)	911	437	1,348
Class transfers (2)	1,383	(50)	1,333
Transfers between accrual/non-accrual	0	0	0

Ending balance	$7,010	$1,125	$8,135

(1)	“New restructured” represent loans restructured during the current period that meet TDR criteria in accordance with the Bank's policy at the time of the restructuring.
(2)	“Class transfers” represent existing loans whereby a change in circumstances in the current period, other than a current restructure, caused that loan to meet TDR criteria per the Bank's policy for the first time during the current period.

61 | Page

	Real Estate	Consumer	Total
September 30, 2011 and
Twelve Months then Ended:

Accruing / Performing:
Beginning balance	$1,402	$415	$1,817
Principal payments	(80)	(140)	(220)
Charge-offs	—	—	—
Advances	35	8	43
New restructured (1)	1,085	422	1,507
Class transfers (2)	1,275	229	1,504
Transfers between accrual/non-accrual	(211)	16	(195)

Ending balance	$3,506	$950	$4,456

Non-accrual / Non-performing:
Beginning balance	$1,312	$144	$1,456
Principal payments	(42)	(34)	(76)
Charge-offs	—	(31)	(31)
Advances	52	5	57
New restructured (1)	—	—	—
Class transfers (2)	390	215	605
Transfers between accrual/non-accrual	211	(16)	195

Ending balance	$1,923	$283	$2,206

Totals:
Beginning balance	$2,714	$559	$3,273
Principal payments	(122)	(174)	(296)
Charge-offs	—	(31)	(31)
Advances	87	13	100
New restructured (1)	1,085	422	1,507
Class transfers (2)	1,665	444	2,109
Transfers between accrual/non-accrual	—	—	—

Ending balance	$5,429	$1,233	$6,662

(1)	“New restructured” represent loans restructured during the current period that meet TDR criteria in accordance with the Bank’s policy at the time of the restructuring.
(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	September 30,
	2012		2011
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment
Troubled debt restructurings:
Real estate	50	$7,010	33	$5,429
Consumer and other	62	1,125	64	1,233

	112	$8,135	97	$6,662

62 | Page

NOTE 4—SECURITIES

The amortized cost, estimated fair value and related unrealized gains and losses of securities available for sale as of September 30, 2012 and 2011, respectively were as follows:

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012
U.S. Agency Mortgage-Backed Securities	$16,504	$524	$6	$17,022
U.S. Agency Floating Rate Bonds	7,742	235	—	7,977
Fannie Mae Mortgage-Backed Securities	11,591	226	—	11,817
Freddie Mac Mortgage-Backed Securities	11,660	227	—	11,887
Non-Agency Mortgage-Backed Securities	8,524	—	1,938	6,586
General Obligation Municipal Bonds	9,367	147	51	9,463
Revenue Municipal Bonds	2,291	68	—	2,359

Total investment securities	$67,679	$1,427	$1,995	$67,111

September 30, 2011
U.S. Agency Mortgage-Backed Securities	$9,719	$264	$—	$9,983
U.S. Agency Floating Rate Bonds	25,215	24	27	25,212
Non-Agency Mortgage-Backed Securities	12,918	—	3,775	9,143

Total investment securities	$47,852	$288	$3,802	$44,338

The estimated fair value of securities at September 30, 2012, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due after one year through five years	$—	$—
Due after five years through ten years	8,094	8,249
Due after ten years	51,061	52,276

Subtotals	59,155	60,525
Non-Agency Mortgage-Backed Securities	8,524	6,586

Total securities available for sale	$67,679	$67,111

63 | Page

Securities with unrealized losses at September 30, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2012
U.S. Agency Mortgage-Backed Securities	$3,141	$6	$—	$—	$3,141	$6
U.S. Agency Floating Rate Bonds	—	—	$—	$—	—	—
Fannie Mae Mortgage-Backed Securities	—	—	—	—	—	—
Freddie Mac Mortgage-Backed Securities	—		—	—	—	—
Non-Agency Mortgage-Backed Securities	—		6,586	1,938	6,586	1,938
General Obligation Municipal Bonds	3,585	51	—	—	3,585	51
Revenue Municipal Bonds	—		—	—	—	—

Total temporarily impaired	$6,726	$57	$6,586	$1,938	$13,312	$1,995

2011
U.S. Agency Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—
U.S. Agency Floating Rate Bonds	13,561	27	$—	$—	13,561	27
Non-Agency Mortgage-Backed Securities	—	—	9,143	3,775	9,143	3,775

Total temporarily impaired	$13,561	$27	$9,143	$3,775	$22,704	$3,802

The non-agency mortgage backed securities with continuous unrealized losses for twelve months or more consist of six specific securities.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Significant inputs used to measure the amount related to credit loss include, but are not limited to; default and delinquency rates of underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Consolidated Statement of Operations. Losses other than credit will continue to be recognized in other comprehensive income. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company will not be required to sell the debt security before its anticipated recovery and therefore, there is no other-than-temporary impairment. We continue to monitor opportunities to liquidate the remaining six non-agency mortgage-backed securities, should market conditions present opportunities that would improve the Bank’s securities portfolio risk profile and regulatory risk-based capital while realizing selling prices at or near the Bank’s adjusted book value in these securities.

During 2012, the Bank sold 9 agency mortgage-backed securities with an aggregate book value of $27,065, resulting in a net realized gain of $243. We utilized the specific identification method to determine the cost basis of the securities sold.

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

64 | Page

At September 30, 2012, there were no holdings of securities of any one private issuer in an amount greater than 10% of the Company’s stockholders’ equity.

A summary of the amount of other-than-temporary impairment related to credit losses on available-for-sale securities that have been recognized in earnings as of each of the most recent fiscal year ends was as follows:

	Year ended September 30,
	2012	2011
Beginning balance of the amount of OTTI related to credit losses	$2,408	$9,497
Credit portion of OTTI on securities for which OTTI was not previously recognized	1,332	620
Cash payments received on a security in excess of the security's book value adjusted for previously recognized credit portion of OTTI	—	(50)
Credit portion of OTTI on securities in default for which OTTI was previously recognized	—	(2,798)
Credit portion of OTTI previously recognized on securities sold during the period	—	(4,861)

Ending balance of the amount of OTTI related to credit losses	$3,740	$2,408

The Bank has pledged certain of its U.S. Agency and Government Sponsored Enterprise (GSE) securities as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of September 30, 2012, there are no borrowings outstanding on this Federal Reserve line of credit.

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at September 30 for each of the years shown consisted of the following:

	2012	2011
Land	$510	$653
Buildings	2,153	2,833
Furniture, equipment, and vehicles	9,734	9,275

Subtotals	12,397	12,761
Less—Accumulated depreciation	(6,867)	(6,065)

Office properties and equipment—net	$5,530	$6,696

Depreciation expense was $1,043, $1,100 and $1,122 for the years ended September 30, 2012, 2011 and 2010, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

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

65 | Page

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

A summary of goodwill and related impairment losses for the periods shown below follows:

	2011	2010
Balance at beginning of year	$—	$5,593
Accumulated impairment losses at beginning of year	—	—
Impairment losses recognized during the year	—	(5,593)

Balance at end of year	$—	$—

Other intangible assets consist of core deposit intangibles arising from various bank acquisitions. A summary of core deposit intangibles and related amortization for the periods shown below follows:

	2012	2011
Balance at beginning of year	$483	$815
Capitalized	—	—
Amortization	(209)	(332)

Balance at end of year	$274	$483

The estimated future aggregate amortization expense is as follows:

2013	$57
2014	57
2015	57
2016	57
2017	31
After 2017	15

Total	$274

66 | Page

NOTE 7—DEPOSITS

The following is a summary of deposits by type at September 30, 2012 and 2011, respectively:

	2012	2011
Non-interest-bearing demand deposits	$20,184	$17,296
Interest-bearing demand deposits	7,743	6,183
Savings accounts	26,519	27,831
Money market accounts	141,175	154,924
Certificate accounts	226,437	242,739

Total deposits	$422,058	$448,973

Brokered certificates of deposit included above:	$498	$—

At September 30, 2012, the scheduled maturities of time deposits were as follows:

2013	$115,695
2014	68,612
2015	29,893
2016	12,223
2017	14
After 2017	—

Total	$226,437

Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at September 30, 2012 and 2011 amounted to $488 and $415, respectively.

NOTE 8—FHLB ADVANCES

A summary of Federal Home Loan Bank advances at September 30, 2012 and 2011 is as follows:

Maturing during the fiscal year Ended September 30,	2012	Weighted Average Rate	2011	Weighted Average Rate
2013	$22,100	1.34%	$16,000	4.46%
2014	8,650	3.31%	6,750	3.99%
2015	11,500	1.18%	6,150	4.45%
2016	7,000	0.96%	1,500	4.05%
After 2016	—	NA	—	NA

Total fixed maturity	$49,250		$30,400
Advances with amortizing principal	—		—

Total	$49,250		$30,400

At September 30, 2012, the Bank’s available and unused portion of this borrowing agreement was approximately $137,000.

Maximum month-end amounts outstanding were $49,250 and $63,300 during the twelve month periods ended September 30, 2012 and 2011, respectively.

67 | Page

Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $259,000 of real estate mortgage loans.

NOTE 9—CAPITAL MATTERS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2012, the OCC categorized the Bank as “Well Capitalized”, under the regulatory framework for prompt corrective action.

The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2012 and 2011, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2012 (Audited)
Total capital (to risk weighted assets)	$58,673,000	15.4%	$30,519,000	>=	8.0%	$38,148,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	53,904,000	14.1%	15,259,000	>=	4.0%	22,889,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	53,904,000	10.2%	21,174,000	>=	4.0%	26,467,000	>=	5.0%

As of September 30, 2011 (Audited)
Total capital (to risk weighted assets)	$58,396,000	14.1%	$33,151,000	>=	8.0%	$41,439,000	>=	10.0%

Tier 1 capital (to risk weighted assets)	54,182,000	13.1%	16,575,000	>=	4.0%	24,863,000	>=	6.0%

Tier 1 capital (to adjusted total assets)	54,182,000	10.1%	21,527,000	>=	4.0%	26,909,000	>=	5.0%

NOTE 10—COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk—The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include off-balance-sheet credit instruments consisting of commitments to make loans. The face amounts for these items represent the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

68 | Page

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Set forth below are the balances of the Company’s off-balance-sheet credit instruments consisting of commitments to make loans as of September 30, 2012 and 2011, respectively.

	Contract or Notional Amount at September 30,
	2012	2011
Commitments to extend credit - Fixed rate 3.50% - 6.14% in 2012, and 3.25% - 4.65% in 2011	$2,060	$2,117
Unused lines of credit:
Home equity lines of credit	1,167	960
Kwik cash and lines of credit	1,314	1,332

Totals	$4,541	$4,409

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Leases—The Company leases certain branch facilities and its administrative offices under operating leases. Rent expense under these operating leases was $1,142 $1,128, and $1,093 for the years ended September 30, 2012, 2011 and 2010, respectively. None of the Company’s leases contain contingent rental payment, purchase option, escalation or cancelation clauses or any other significant terms, conditions or restrictions that would affect the future minimum lease payments disclosed below.

Future minimum lease payments by year and in aggregate under the original terms of the non cancelable operating leases consist of the following:

2013	$1,054
2014	801
2015	470
2016	182
2017	118
After 2017	62

Total	$2,687

NOTE 11—RETIREMENT PLANS

401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $172 $152, and $101 for 2012, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan—The Company maintained an unfunded Supplemental Executive Retirement Plan (SERP) providing retirement benefits for key employees designated by the Board of Directors. Benefits under the SERP generally were based on the key employees’ years of service and compensation during the years preceding retirement. In May 2009, any additional accrual of benefits under the SERP was suspended. In September 2009, members of the executive management team voluntarily surrendered their future SERP benefits earned up to that time. The remaining SERP liability relates to former Executive Management and current and former Directors.

69 | Page

On September 30, 2012, the Bank entered into two separate agreements with James G. Cooley, the Company’s former President and Chief Executive Officer (“Cooley”). In the first agreement, the Agreement of Dismissal, the Bank and Cooley have agreed to the immediate dismissal of all claims with prejudice arising in connection with the lawsuit filed by Cooley against the Company, the Bank and certain of their directors in the Eau Claire County Circuit. In the second agreement, the Settlement Agreement, the Bank and Cooley have agreed to a one-time lump sum payment of $1,150,000, less applicable tax and other withholdings, to Cooley under the Bank’s Supplemental Executive Retirement Plan in full satisfaction of all obligations owing by the Bank to Cooley under the plan. The Company had previously accrued a liability on its balance sheet of $1,904,727 for this obligation.

Director Retirement Plan—The Company also maintains an unfunded Directors’ Retirement Plan. The benefit amounts are determined by individual director agreements.

The components of the SERP and Directors’ Retirement plans’ cost at September 30, 2012, 2011 and 2010, respectively, are summarized as follows:

	2012	2011	2010
Beginning accrued benefit cost	$2,659	$2,548	$2,431

Service cost	—	3	3
Interest cost	126	132	132
Amortization of prior service costs	6	1	1

Net periodic benefit cost	132	136	136
Benefits paid	(66)	(25)	(19)
Curtailment and settlement	(362)	—	—

Ending accrued benefit cost	$2,363	$2,659	$2,548

70 | Page

The following table sets forth for the SERP and Directors’ Retirement plans the change in projected benefit obligation, the change in plan assets, the funded status of the plans, and the net liability recognized in the Company’s balance sheet at September 30, 2012, 2011 and 2010, respectively:

	2012	2011	2010
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,008	$2,787	$2,654
Service cost	—	3	3
Interest cost	126	132	132
Curtailment and settlement	(755)	—	—
Actuarial loss (gain)	68	111	17
Benefits paid	(66)	(25)	(19)

Projected benefit obligation, end of year	$2,381	$3,008	$2,787

Change in plan assets:
Plan assets at fair value, beginning of year	$—	$—	$—
Actual return on plan assets
Company contributions	66	25	19
Benefits paid	(66)	(25)	(19)

Plan assets at fair value, end of year	$—	$—	$—

Weighted average assumptions used in determining the benefit obligation and net pension costs as of September 30, (in actual dollars) are as follows:

	2012	2011	2010
Benefit obligation actuarial assumptions:
Discount Rate	3.75%	4.25%	4.75%
Rate of compensation increase	N/A	N/A	N/A

Net pension cost actuarial assumption
Discount rate	4.25%	4.75%	5.00%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

Estimated future benefit payments as of September 30, 2012, which reflect expected future service, as appropriate, are as follows:

2013	$1,228
2014	$105
2015	$107
2016	$104
2017-2021	$699

Employee Stock Ownership (ESOP) Plan—Effective December 31, 2009, the Company terminated its ESOP. All shares of the Company’s stock that were allocated to participant accounts as of that date were merged into the participant accounts in the Citizens Community Federal 401(k) profit sharing plan. The termination of the ESOP had no material impact on the Company’s earnings. However, the Bank’s regulatory capital levels increased by approximately $3,100 as a result of the ESOP termination.

71 | Page

NOTE 12—STOCK-BASED COMPENSATION

In February 2005, the Company’s stockholders approved the Company's Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company's common stock to eligible participants under this plan. As of September 30, 2012, 93,427 restricted shares were issued and outstanding under this plan. During the year ended September 30, 2012, 2,500 shares were granted to an eligible participant under this plan at a weighted average fair value of $5.65. During the year ended September 30, 2011, 20,312 shares were granted to an eligible participant under this plan at a weighted average fair value of $5.24. There were no previously awarded shares that were forfeited in either fiscal 2012 or 2011. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares and $6.18 for 6,832 shares. Compensation expense related to these awards was $22, $5, and $22 for the years ended September 30, 2012, 2011 and 2010, respectively.

In February 2005, our stockholders also approved the Company's 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company's common stock. At September 30, 2012, 258,635 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.26 per share. Options granted vest over a five-year period. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through September 30, 2012, since the plan’s inception, options for 77,639 shares of the Company's common stock were vested, options for 47,150 shares were unvested, options for 129,288 shares were forfeited and options for 4,558 shares were exercised. Of the 258,635 options granted, 124,789 remained outstanding as of September 30, 2012.

72 | Page

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
2012
Outstanding at beginning of year	160,353	$6.70
Granted	10,000	5.65
Exercised	—
Forfeited or expired	(45,564)

Outstanding at end of year	124,789	$6.26	7.65	$—

Exercisable at end of year	77,639	$6.82	6.78

Fully vested and expected to vest	124,789	$6.26	7.65

2011
Outstanding at beginning of year	113,915	$7.04
Granted	46,438	5.24
Exercised	—
Forfeited or expired	—

Outstanding at end of year	160,353	$6.70	7.27	$—

Exercisable at end of year	113,915	$5.00	6.21

Fully vested and expected to vest	160,353	$6.70	7.27

2010
Outstanding at beginning of year	113,915	$7.04
Granted	—
Exercised	—
Forfeited or expired	—

Outstanding at end of year	113,915	$7.04	7.21	$—

Exercisable at end of year	113,915	$4.43	7.21

Fully vested and expected to vest	113,915	$4.43	7.21

Information related to the stock option plan during each year follows:

	2012	2011	2010
Intrinsic value of options exercised	$—	$—	$—
Cash received from options exercised	$—	$—	$—
Tax benefit realized from options exercised	$—	$—	$—

Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan:

	2012	2011	2010
Dividend yield	0%	0%	1%
Risk-free interest rate	1.6%	2.5%	4%
Weighted average expected life (years)	10	10	10
Expected volatility	19%	27%	16%

73 | Page

The Company accounts for stock-based employee compensation related to our 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, we record compensation expense based on the value of the award as measured on the grant date and recognize that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation for the years ended September 30, 2012, 2011, and 2010 was $21, $4, and $12, respectively.

In February 2008, the Company’s stockholders approved the Company's 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company's common stock. The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. In October 2008, the Compensation Committee suspended consideration of distributions or awards under this plan, and as of September 30, 2012, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

74 | Page

NOTE 13—INCOME TAXES

Income tax expense (benefit) for each of the periods shown below consisted of the following:

	2012	2011	2010
Current tax provision (benefit)
Federal	$1,708	$(180)	$694
State	240	17	8

	1,948	(163)	702
Deferred tax provision (benefit)
Federal	(1,567)	299	(1,341)
State	(220)	1	(316)

	(1,787)	300	(1,657)

Total	$161	$137	$(955)

The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	2012		2011		2010
Tax expense at statutory rate	$124	34.00%	$112	34.00%	$(2,735)	34.00%
State income taxes net of exception	20	5.37%	18	5.37%	(131)	5.37%
Goodwill impairment	—	0.00%	—	0.00%	1,901	(27.34%)
Tax exempt interest	(2)	(0.51%)	—	0.00%	—	0.00%
Other	19	4.99%	7	2.02%	10	(.13%)

Total	$161	43.85%	$137	41.39%	$(955)	11.87%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 30, 2012 and 2011, respectively:

	2012	2011	2010
Deferred tax assets:
Allowance for loan losses	$2,262	$1,928	$1,632
Deferred loan costs/fees	352	366	250
Director/officer compensation plans	1,088	1,360	1,206
Net unrealized loss on securities available for sale	227	1,406	3,321
Impairment loss	1,421	72	1,338
Other	196	229	173

Deferred tax assets	$5,546	$5,361	$7,920

Deferred tax liabilities:
Office properties and equipment	(759)	(902)	(1,085)
Federal Home Loan Bank stock	(64)	(64)	(67)
Core deposit intangible, net	—	(42)	(157)
481a adjustment	—	(82)	(144)
Other	(83)	(108)	(140)

Deferred tax liabilities	(906)	(1,198)	(1,593)

Net deferred tax assets	$4,640	$4,163	$6,327

75 | Page

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1, “Nature of Business and Summary of Significant Accounting Policies” above. At September 30, 2012 and 2011, respectively, management determined that no valuation allowance was necessary.

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of September 30, 2012, years open to examination by the Internal Revenue Service include all taxable years after the taxable year ended September 30, 2007. The years open to examination by state and local government authorities varies by jurisdiction.

The tax effects from uncertain tax positions can be recognized in the financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized, upon ultimate settlement with the relevant tax authority. At the adoption date, the Bank applied this new accounting standard to all tax positions for which the statute of limitations remained open.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of interest expense and miscellaneous expense, respectively. During the year ended September 30, 2012, the Company recognized $41 in interest related to a change in the tax treatment of OTTI in its statement of earnings. During the years ended September 30, 2011 and 2010, the Company did not recognize any interest or penalties related to income tax issues in its statement of operations. The Company has no accrual for the payments of interest and penalties related to income tax issues as of September 30, 2012 or 2011.

NOTE 14—EARNINGS PER SHARE

Earnings (loss) per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share for the last three fiscal years is as follows:

	2012	2011	2010
Basic
Net income (loss)	$206	$193	$(7,091)

Weighted average common shares outstanding	5,133,707	5,117,164	5,119,807

Basic earnings (loss) per share	$0.04	$0.04	$(1.39)

Diluted
Net income (loss)	$206	$193	$(7,091)

Weighted average common shares outstanding	5,133,707	5,117,164	5,119,807
for basic earnings per share
Add: Dilutive stock options outstanding	$—	$—	$—

Average shares and dilutive potential common shares	5,133,707	5,117,164	5,119,807

Diluted earnings (loss) per share	$0.04	$0.04	$(1.39)

Additional common stock option shares that have not been included due to their antidilutive effect	124,789	113,915	113,915

76 | Page

NOTE 15—OTHER COMPREHENSIVE INCOME (LOSS)

On October 1, 2011, the Company adopted ASU 2011-05, “Presentation of Comprehensive Income”. In addition to presenting the Consolidated Statements of Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to each component of other comprehensive income for the years ended September 30, 2012, 2011 and 2010:

	2012			2011			2010
	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount	Amount	Expense	Amount	Amount	Expense	Amount
Unrealized gains (losses) on securities:
Unrealized holding losses arising during period	$1,372	(549)	$823	$3,560	(1,424)	$2,136	$358	(143)	$215
Less: reclassification adjustment for gains included in net income	243	(97)	146	659	(264)	395	$—	—	—
Changes for realized losses on securities available for sale for OTTI write-down	1,332	(533)	799	570	(228)	342	$2,277	(911)	1,366

Defined benefit plans:
Amortization of unrecognized prior service costs and net gains (losses)	330	(132)	198	(108)	43	(65)	$(20)	8	(12)

Other comprehensive income (loss)	$3,277	$(1,311)	$1,966	$4,681	$(1,873)	$2,808	$2,615	$(1,046)	$1,569

The changes in the accumulated balances for each component of other comprehensive income (loss) for the years ended September 30, 2012, 2011 and 2010 were as follows:

	Unrealized
	Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2010	$(4,982)	$(144)	$(5,126)
Current period other comprehensive income, net of tax	2,873	(65)	2,808

Ending balance, September 30, 2011	$(2,109)	$(209)	$(2,318)
Current period other comprehensive income, net of tax	1,768	198	1,966

Ending balance, September 30, 2012	$(341)	$(11)	$(352)

NOTE 16—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

The following condensed balance sheets as of September 30, 2012 and 2011, and condensed statements of operations and cash flows for each of the years in the three-year period ended September 30, 2012, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

77 | Page

CONDENSED BALANCE SHEETS

September 30,

	2012	2011
ASSETS
Cash and cash equivalents	$371	$542
Investment in subsidiary	54,732	52,346
Note receivable - ESOP	—	—

Total assets	$55,103	$52,888

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	$55,103	$52,888

STATEMENT OF OPERATIONS

	2012	2011	2010
Income—interest and dividends	$—	$—	$—
Expenses—other	320	338	325

Loss before provision for income taxes and equity in
undistributed net income (loss) of subsidiary	(320)	(338)	(325)
Benefit for income taxes	(128)	(135)	(110)

Loss before equity in undistributed net income (loss) of
subsidiary	(192)	(203)	(215)
Equity in undistributed net income (loss) of subsidiary	398	396	(6,876)

Net income (loss)	$206	$193	$(7,091)

78 | Page

STATEMENT OF CASH FLOWS

	2012	2011	2010
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$206	$193	$(7,091)
Provision for stock options	21	5	12
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed (income) loss of subsidiary	(398)	(396)	6,876

Net cash provided by (used in) operating activities	(171)	(198)	(203)

Cash flows from investing activities:
Investment in subsidiary	—	—	—
Loan to ESOP	—	—	—
Principal received on ESOP loan	—	—	—

Net cash provided by (used in) investing activities	—	—	—

Cash flows from financing activities:
Sale of common stock	—	—	—
Repurchase shares of common stock	—	—	—
Stock options exercised	—	—	—
Cash dividends paid	—	—	—

Net cash provided by (used in) financing activities	—	—	—

Net increase (decrease) in cash and cash equivalents	(171)	(198)	(203)
Cash and cash equivalents at beginning of year	542	740	943

Cash and cash equivalents at end of year	$371	$542	$740

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the

79 | Page

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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2012, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 at reaching a level of reasonable assurance.

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

Changes in Internal Control over Financial Reporting

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations”, “Audit Committee Matters – Audit Committee Financial Expert”, and “Corporate Governance Matters – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2013

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following three outside independent directors: David Westrate (Chairman), Richard McHugh and Brian Schilling.

80 | Page

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Security Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2013.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2012, with respect to compensation plans under which shares of common stock were issued:

	Number of		Number of
	Common Shares		Common Shares
	to Be Issued	Weighted-average	Available for
	Upon Exercise of	Exercise Price of	Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by security holders	124,789	$6.26	644,231
Equity compensation plans not approved by security holders	—	$—	—

Total	124,789	$6.26	644,231

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2013

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2013.

81 | Page

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:

Consolidated Balance Sheets as of September 30, 2012, and 2011

Consolidated Statements of Operations for the Years Ended September 30, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended September 30, 2012, 2011 and 2010

Consolidated Statements of Cash Flows For the Years Ended September 30, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) Exhibits

3.1	Articles of Incorporation of the Registrant. (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)

3.2	Articles of Amendment to the Articles of Incorporation of the Registrant. (Filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.)

3.3	Bylaws of the Registrant. (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)

10.1+	Citizens Community Bancorp, Inc. 2004 Stock Option Plan. (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)

10.2+	Citizens Community Bancorp, Inc. 2004 Recognition and Retention Plan. (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)

10.3+	Citizens Community Bancorp, Inc. Supplemental Executive Retirement Plan. (Filed as an exhibit to the Company’s registration statement filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)

10.4	Citizens Community Bancorp, Inc. Tax Allocation Agreement. (Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2004 and incorporated herein by reference.)

10.5+	Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan. (Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A for its 2008 Annual Meeting of Stockholders and incorporated herein by reference.)

10.6+	Employment Agreement by and between Edward H. Schaefer and Citizens Community Federal dated effective as of July 1, 2010. (Filed as Exhibit 99.1 to the Company’s current report on Form 8-K dated as of June 25, 2010 and incorporated herein by reference.)

82 | Page

10.7+	Letter Agreement by and between Edward H. Schaefer and Citizens Community Bancorp, Inc. dated effective as of September 30, 2011. (Filed as Exhibit 99.1 to the Company’s current report on Form 8-K dated as of October 3, 2011 and incorporated herein by reference.)

10.8+	Letter Agreement by and between Edward H. Schaefer and Citizens Community Bancorp, Inc. dated as of October 31, 2012.

10.9+	Form of Restricted Stock Grant Agreement under the Citizens Community Bancorp, Inc. 2004 Recognition and Retention Plan. (Filed as Exhibit 10.7 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 and incorporated herein by reference.)

10.10+	Form of Incentive Stock Option Agreement under the Citizens Community Bancorp, Inc. 2004 Stock Option and Incentive Plan. (Filed as Exhibit 10.8 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 and incorporated herein by reference.)

10.11	Agreement of Dismissal dated as of September 30, 2012 between James Cooley and Citizens Community Federal. (Filed as Exhibit 99.1 to the Company’s current report on Form 8-K dated as of October 3, 2012 and incorporated herein by reference.)

10.12	Settlement Agreement dated as of September 30, 2012 between James Cooley and Citizens Community Federal. (Filed as Exhibit 99.2 to the Company’s current report on Form 8-K dated as of October 3, 2012 and incorporated herein by reference.)

14	Citizens Community Bancorp, Inc. Code of Conduct and Ethics. (Filed as Exhibit 14 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 and incorporated herein by reference.)

21	Subsidiaries of the Company as of September 30, 2011. (Filed as Exhibit 21 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 and incorporated herein by reference.)

23	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer

31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements**

+	A management contract or compensatory plan or arrangement
*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

83 | Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: December 10, 2012	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer
Principal Executive Officer

Date: December 10, 2012	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer, and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard McHugh	December 10, 2012
Richard McHugh Chairman of the Board

By:	/s/ Edward H. Schaefer	December 10, 2012
Edward H. Schaefer Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael L. Swenson	December 10, 2012
Michael L. Swenson Director

By:	/s/ James R. Lang	December 10, 2012
James R. Lang Director

By:	/s/ Brian R. Schilling	December 10, 2012
Brian R. Schilling Director and Treasurer

By:	/s/ David B. Westrate	December 10, 2012
David B. Westrate Director

By:	/s/ Timothy A. Nettesheim	December 10, 2012
Timothy A. Nettesheim Vice Chairman of the Board

By:	/s/ Mark C. Oldenberg	December 10, 2012
Mark C. Oldenberg Chief Financial Officer (Principal Accounting Officer)

84 | Page