Form 10-Q
period 2012-12-31
Citizens Community Bancorp Inc.
filed 2013-02-11
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
At February 11, 2013 there were 5,155,530 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
December 31, 2012

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
December 31, 2012 (unaudited) and September 30, 2012
(derived from audited financial statements)
(in thousands, except share data)

	December 31, 2012	September 30, 2012
Assets
Cash and cash equivalents	$25,306	$23,259
Other interest-bearing deposits	2,241	—
Securities available for sale (at fair value)	73,663	67,111
Federal Home Loan Bank stock	3,800	3,800
Loans receivable	421,119	427,789
Allowance for loan losses	(5,820)	(5,745)
Loans receivable, net	415,299	422,044
Office properties and equipment, net	5,306	5,530
Accrued interest receivable	1,443	1,571
Intangible assets	260	274
Foreclosed and repossessed assets, net	1,032	542
Other assets	6,183	6,052
TOTAL ASSETS	$534,533	$530,183
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$427,259	$422,058
Federal Home Loan Bank advances	49,450	49,250
Other liabilities	2,558	3,772
Total liabilities	479,267	475,080
Stockholders’ equity:
Common stock—5,145,203 and 5,135,550 shares, respectively	51	51
Additional paid-in capital	54,033	53,969
Retained earnings	1,789	1,529
Unearned deferred compensation	(141)	(94)
Accumulated other comprehensive loss	(466)	(352)
Total stockholders’ equity	55,266	55,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$534,533	$530,183
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended December 31, 2012 and 2011
(in thousands, except per share data)

	Three Months Ended
	December 31, 2012	December 31, 2011
Interest and dividend income:
Interest and fees on loans	$5,995	$6,802
Interest on investments	375	341
Total interest and dividend income	6,370	7,143
Interest expense:
Interest on deposits	1,236	1,495
Interest on borrowed funds	173	330
Total interest expense	1,409	1,825
Net interest income	4,961	5,318
Provision for loan losses	900	1,540
Net interest income after provision for loan losses	4,061	3,778
Non-interest income:
Total fair value adjustments and other-than-temporary impairment	(829)	(3,002)
Portion of loss recognized in other comprehensive income (loss) (before tax)	536	2,329
Net gains on sale of available for sale securities	210	83
Net losses on available for sale securities	(83)	(590)
Service charges on deposit accounts	390	387
Loan fees and service charges	294	120
Other	159	133
Total non-interest income	760	50
Non-interest expense:
Salaries and related benefits	2,195	2,151
Occupancy	610	606
Office	297	274
Data processing	384	351
Amortization of core deposit intangible	14	83
Advertising, marketing and public relations	41	53
FDIC premium assessment	175	180
Professional services	366	312
Other	310	498
Total non-interest expense	4,392	4,508
Income (loss) before provision for income tax	429	(680)
Provision (benefit) for income taxes	169	(266)
Net income (loss) attributable to common stockholders	$260	$(414)
Per share information:
Basic earnings	$0.05	$(0.08)
Diluted earnings	$0.05	$(0.08)
Dividends paid	$—	$—
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Other Comprehensive Income (Loss) (unaudited)
Three Months Ended December 31, 2012 and 2011
(in thousands, except per share data)

	Three Months Ended
	December 31, 2012	December 31, 2011
Net income (loss) attributable to common stockholders	$260	$(414)
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized losses arising during period	(417)	(220)
Reclassification adjustment for gains included in net income	126	50
Change for realized losses on securities available for sale for other-than-temporary impairment write-down	176	404
Unrealized (losses) gains on securities	(115)	234
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains	1	1
Total other comprehensive (loss) income, net of tax	(114)	235
Comprehensive income (loss)	$146	$(179)
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended December 31, 2012
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2012	5,135,550	$51	$53,969	$1,529	$(94)	$(352)	$55,103
Net Income				260			260
Other comprehensive loss						(114)	(114)
Forfeiture of unvested shares - 503 shares	(503)						—
Common stock awarded under recognition and retention plan - 10,156 shares	10,156		56		(56)		—
Stock option expense			8				8
Amortization of restricted stock					9		9
Balance, December 31, 2012	5,145,203	$51	$54,033	$1,789	$(141)	$(466)	$55,266
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended December 31, 2012 and 2011
(in thousands, except per share data)

	Three Months Ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$260	$(414)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium/discount on securities	215	108
Depreciation	264	258
Provision for loan losses	900	1,540
Net realized gain on sale of securities	(210)	(83)
Other-than-temporary impairment on mortgage-backed securities	293	673
Amortization of core deposit intangible	14	83
Amortization of restricted stock	9	5
Stock based compensation expense	8	5
Loss on sale of office properties	—	134
Net gains from disposals of foreclosed properties	(13)	(2)
Provision for valuation allowance on foreclosed properties	22	25
Increase in accrued interest receivable and other assets	(91)	(239)
Decrease in other liabilities	(1,214)	61
Total adjustments	197	2,568
Net cash from operating activities	457	2,154
Cash flows from investing activities:
Purchase of securities available for sale	(20,029)	(15,647)
Net (increase) decrease in interest-bearing deposits	(2,241)	198
Proceeds from sale of securities available for sale	10,194	3,888
Principal payments on securities available for sale	2,795	1,783
Proceeds from sale of foreclosed properties	363	541
Net decrease in loans	5,145	34
Net capital expenditures	(38)	(138)
Net cash received from sale of office properties	—	464
Net cash used in investing activities	(3,811)	(8,877)
Cash flows from financing activities:
Net increase (decrease) in Federal Home Loan Bank advances	200	(800)
Net increase (decrease) in deposits	5,201	(4,843)
Net cash from (used in) financing activities	5,401	(5,643)
Net increase (decrease) in cash and cash equivalents	2,047	(12,366)
Cash and cash equivalents at beginning of period	23,259	31,763
Cash and cash equivalents at end of period	$25,306	$19,397
Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$1,267	$1,482
Interest on borrowings	$192	$330
Income taxes	$355	$5
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$712	$134
See accompanying condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements include the accounts of Citizens Community Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Citizens Community Federal (the "Bank"), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Citizens Community Bancorp was a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004. Originally, Citizens Community Federal was a credit union. In December 2001, Citizens Community Federal converted to a federal mutual savings bank. In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization. In 2006, Citizens Community Bancorp completed its second-step mutual to stock conversion.
The consolidated income of the Company is principally derived from the income of the Company’s wholly owned subsidiary. The Bank originates residential and consumer loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 25 full-service offices; eight stand-alone locations and 17 branches predominantly located inside Walmart Supercenters.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through February 11, 2013, the date on which the financial statements were available to be issued. As of February 11, 2013, there were no subsequent events which required recognition or disclosure.
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
Use of Estimates – Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
Securities – Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses deemed other than temporarily impaired due to non-credit issues being reported in other comprehensive income (loss), net of tax. Unrealized losses deemed other-than-temporary due to credit issues are reported in the Company’s earnings in the period in which the losses arise. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.
In estimating other-than-temporary impairment, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of OTTI that is recognized in operations and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss), net of the related tax effect.
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
Interest income on mortgage and consumer loans is discontinued at the time the loan is over 91 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account less than 92 days delinquent and a 6 month payment history has been established. Interest on impaired loans considered troubled debt restructurings (“TDRs”) that are not 92 days delinquent is recognized as income as it accrues based on the revised terms of the loan over an established period of continued payment.
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
Allowance for Loan Losses – The allowance for loan losses (“ALL”) is a valuation allowance for probable and inherent credit losses in the portfolio. Loan losses are charged against the ALL when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL. Management estimates the ALL balance required using past loan loss experience; the nature, volume and composition of the loan portfolio; known and inherent risks in the portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; and other relevant factors determined by management. The ALL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire ALL balance is available for any loan that, in management’s judgment, should be charged off.
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs. All TDRs are individually evaluated for impairment. See Note 3 “Loans, Allowance for Loan Losses and Impaired Loans” for information on what we consider to be a TDR. If a TDR loan is deemed to be impaired, a specific ALL allocation is established so that the loan is reported, net, at either (a) the present value of estimated future cash flows using the loan’s existing rate; or (b) at the fair value of collateral less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 91+ days past due, and certain TDRs that are less than 91+ days delinquent; the likelihood of the loan migrating to over 91 days past due is also factored when determining the specific ALL allocation. Large groups of smaller balance homogeneous loans, such as non-TDR consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.
Foreclosed and Repossessed Assets, net – Assets acquired through foreclosure or repossession, are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and are included in non-interest expense, other on the Consolidated Statements of Operations. Foreclosed and repossessed asset balances were $1,032 and $542 at December 31, 2012 and September 30, 2012, respectively.
Income Taxes – The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 6, "Income Taxes" for details on the Company’s income taxes.
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
Earnings Per Share – Basic earnings per common share is net income or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable during the period, consisting of stock options and shares of unvested restricted stock outstanding under the Company’s stock incentive plans.
Reclassifications – Certain items previously reported were reclassified for consistency with the current presentation.
Recent Accounting Pronouncements - No new accounting pronouncements, issued or effective during the three months ended December 31, 2012, have had or are expected to have a significant impact on the Company's consolidated financial statements.

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
The fair value of securities available for sale is determined by obtaining market price quotes from independent third parties wherever such quotes are available (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Where such quotes are not available, the Company utilizes independent third party valuation analysis to support the Company’s estimates and judgments in determining fair value (Level 3 inputs).
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

The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2012:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Securities available for sale:
U.S. Agency securities	$5,574		$5,574
U.S. Agency mortgage-backed securities	16,086	—	16,086	—
U.S. Agency Floating Rate Bonds	7,849	—	7,849	—
Fannie Mae mortgage-backed securities	14,656	—	14,656	—
Freddie Mac mortgage-backed securities	8,961	—	8,961	—
Non-agency mortgage-backed securities	5,928	—	—	5,928
General Obligation Municipal Bonds	11,250	—	11,250	—
Revenue Municipal Bonds	3,359	—	3,359	—
Total	$73,663	$—	$67,735	$5,928
September 30, 2012
Securities available for sale:
U.S. Agency mortgage-backed securities	$17,022	$—	$17,022	$—
U.S. Agency Floating Rate Bonds	7,977	—	7,977	—
Fannie Mae mortgage-backed securities	11,817	—	11,817	—
Freddie Mac mortgage-backed securities	11,887	—	11,887	—
Non-agency mortgage-backed securities	6,586	—	—	6,586
General Obligation Municipal Bonds	9,463	—	9,463	—
Revenue Municipal Bonds	2,359	—	2,359	—
Total	$67,111	$—	$60,525	$6,586
The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended December 31, 2012 and 2011:

	Three Months Ended
	December 31, 2012	December 31, 2011
Balance beginning of period	$6,586	$9,143
Total gains or losses (realized/unrealized):
Included in earnings	(293)	(673)
Included in other comprehensive loss	287	606
Sales	—	—
Payments, accretion and amortization	(652)	(778)
Balance end of period	$5,928	$8,298
Assets Measured on a Nonrecurring Basis

The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2012 and September 30, 2012:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Foreclosed and repossessed assets, net	$1,032	$—	$—	$1,032
Loans restructured in a TDR	8,535	—	—	8,535
Total	$9,567	$—	$—	$9,567
September 30, 2012
Foreclosed and repossessed assets, net	$542	$—	$—	$542
Loans restructured in a TDR	7,511	—	—	7,511
Total	$8,053	$—	$—	$8,053
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
The carrying amount and estimated fair value of financial instruments as of the dates indicated were as follows:

	December 31, 2012		September 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$25,306	$25,306	$23,259	$23,259
Interest-bearing deposits	2,241	2,241	—	—
Securities available for sale	73,663	73,663	67,111	67,111
FHLB stock	3,800	3,800	3,800	3,800
Loans receivable, net	415,299	447,739	422,044	452,520
Accrued interest receivable	1,443	1,443	1,571	1,571
Financial liabilities:
Deposits	$427,259	$431,650	$422,058	$427,893
FHLB advances	49,450	49,905	49,250	50,254
Accrued interest payable	49	49	99	99

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

Changes in the ALL by loan type for the periods presented below are as follows:

	Real Estate	Consumer and Other	Total
Three Months then Ended December 31, 2012:
Allowance for Loan Losses:
Beginning balance, October 1, 2012	$2,287	$3,458	$5,745
Charge-offs	(338)	(537)	(875)
Recoveries	3	47	50
Provision	365	535	900
Ending balance, December 31, 2012	$2,317	$3,503	$5,820
Allowance for Loan Losses at December 31, 2012:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$502	$137	$639
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$1,815	$3,366	$5,181
Loans Receivable as of December 31, 2012:
Ending balance (1)	$265,108	$156,011	$421,119
Ending balance: individually evaluated for impairment	$4,312	$1,051	$5,363
Ending balance: collectively evaluated for impairment	$260,796	$154,960	$415,756

	Real Estate	Consumer and Other	Total
Year ended September 30, 2012
Allowance for Loan Losses:
Beginning balance, October 1, 2011	$1,907	$2,991	$4,898
Charge-offs	(1,984)	(1,965)	(3,949)
Recoveries	30	326	356
Provision	2,334	2,106	4,440
Ending balance, September 30, 2012	$2,287	$3,458	$5,745
Allowance for Loan Losses at September 30, 2012:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$500	$124	$624
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$1,787	$3,334	$5,121
Loans Receivable as of September 30, 2012:
Ending balance (1)	$271,739	$156,050	$427,789
Ending balance: individually evaluated for impairment	$4,371	$946	$5,317
Ending balance: collectively evaluated for impairment	$267,368	$155,104	$422,472

(1)	Ending loan balances above do not include deferred loan origination fees net of costs.
The Bank has originated substantially all loans currently recorded on the Company’s consolidated balance sheet.
During October 2012, the Bank entered into an agreement to purchase consumer loans from a third party. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are ultimately charged off. As of December 31, 2012, the balance of the consumer loans purchased was $5,871. The balance in the cash reserve account was $176.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer and Other Loans		Total Loans
	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2012
Performing loans
Performing TDR loans	$5,346	$5,751	$1,095	$1,055	$6,441	$6,806
Performing loans other	253,555	260,719	153,898	154,427	407,453	415,146
Total performing loans	258,901	266,470	154,993	155,482	413,894	421,952

Nonperforming loans (1)
Nonperforming TDR loans	1,811	1,259	283	70	2,094	1,329
Nonperforming loans other	4,396	4,010	735	498	5,131	4,508
Total nonperforming loans	$6,207	$5,269	$1,018	$568	$7,225	$5,837
Total loans	$265,108	$271,739	$156,011	$156,050	$421,119	$427,789

(1)
Nonperforming loans are defined as loans that are (a) 91+ days past due and nonaccruing, or (b) TDR loans restructured at a 0% interest rate that were 91+ days past due and nonaccruing at the time of restructuring.

An aging analysis of the Company’s real estate and consumer loans as of December 31, 2012 and September 30, 2012, respectively, is as follows:

	1 Month Past Due	2 Months Past Due	Greater Than 3 Months	Total Past Due	Current	Total Loans	Recorded Investment > 3 months and Accruing
December 31, 2012
Real estate loans	$2,939	$758	$2,894	$6,591	$258,517	$265,108	$—
Consumer and other loans	1,706	576	352	2,634	153,377	156,011	—
Total	$4,645	$1,334	$3,246	$9,225	$411,894	$421,119	$—
September 30, 2012
Real estate loans	$1,814	$676	$3,348	$5,838	$265,900	$271,738	$—
Consumer and other loans	1,846	453	341	2,640	153,411	156,051	—
Total	$3,660	$1,129	$3,689	$8,478	$419,311	$427,789	$—

At December 31, 2012, the Company has identified $8,535 of TDR loans as impaired, including $6,441 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of December 31, 2012 and September 30, 2012 is as follows:

	With No Related Allowance Recorded			With An Allowance Recorded			Totals
	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total
Recorded investment at December 31, 2012	$2,845	$327	$3,172	$4,312	$1,051	$5,363	$7,157	$1,378	$8,535
Unpaid balance at December 31, 2012	2,845	327	3,172	4,312	1,051	5,363	7,157	1,378	8,535
Recorded investment at September 30, 2012	2,720	179	2,899	4,290	946	5,236	7,010	1,125	8,135
Unpaid balance at September 30, 2012	2,720	179	2,899	4,290	946	5,236	7,010	1,125	8,135
Average recorded investment; three months ended December 31, 2012	2,742	253	2,995	4,312	1,051	5,363	7,054	1,304	8,358
Average recorded investment; twelve months ended September 30, 2012	3,128	343	3,471	3,092	837	3,929	6,220	1,180	7,400
Interest income received; three months ended December 31, 2012	36	16	52	2	1	3	38	17	55
Interest income received; twelve months ended September 30, 2012	43	8	51	78	27	105	121	35	156

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Company grants a concession to that borrower that the Company would not otherwise consider except for the borrower’s financial difficulties. Concessions include extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 12 delinquent TDRs with a recorded investment of $1,405 at December 31, 2012, compared to 11 such loans with a recorded investment of $1,221 at September 30, 2012. A summary of loans by loan type modified in a troubled debt restructuring as of December 31, 2012 and during the three months then ended is as follows:

	Real Estate	Consumer and Other	Total
December 31, 2012 and
Three Months then Ended:
Accruing / Performing:
Beginning balance	$5,751	$1,055	$6,806
Principal payments	(121)	(48)	(169)
Charge-offs	(55)	(4)	(59)
Advances	1	1	2
New restructured (1)	112	47	159
Class transfers (2)	240	44	284
Transfers between accrual/non-accrual	(582)	—	(582)
Ending balance	$5,346	$1,095	$6,441
Non-accrual / Non-performing:
Beginning balance	$1,259	$70	$1,329
Principal payments	(113)	(2)	(115)
Charge-offs	(23)	—	(23)
Advances	5	2	7
New restructured (1)	—	—	—
Class transfers (2)	101	213	314
Transfers between accrual/non-accrual	582	—	582
Ending balance	$1,811	$283	$2,094
Totals:
Beginning balance	$7,010	$1,125	$8,135
Principal payments	(234)	(50)	(284)
Charge-offs	(78)	(4)	(82)
Advances	6	3	9
New restructured (1)	112	47	159
Class transfers (2)	341	257	598
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,157	$1,378	$8,535

(1)	“New restructured” represent loans restructured during the current period that meet TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
December 31, 2011 and
Three Months then Ended:
Accruing / Performing:
Beginning balance	$3,506	$950	$4,456
Principal payments	(33)	(25)	(58)
Charge-offs	—	—	—
Advances	—	3	3
New restructured (1)	7	41	48
Class transfers (2)	199	(48)	151
Transfers between accrual/non-accrual	—	(137)	(137)
Ending balance	$3,679	$784	$4,463
Non-accrual / Non-performing:
Beginning balance	$1,923	$283	$2,206
Principal payments	(18)	(82)	(100)
Charge-offs	(21)	(80)	(101)
Advances	3	1	4
New restructured (1)	—	32	32
Class transfers (2)	—	83	83
Transfers between accrual/non-accrual	—	137	137
Ending balance	$1,887	$374	$2,261
Totals:
Beginning balance	$5,429	$1,233	$6,662
Principal payments	(51)	(107)	(158)
Charge-offs	(21)	(80)	(101)
Advances	3	4	7
New restructured (1)	7	73	80
Class transfers (2)	199	35	234
Transfers between accrual/non-accrual	—	—	—
Ending balance	$5,566	$1,158	$6,724

(1)	“New restructured” represent loans restructured during the current period that meet TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
September 30, 2012 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$3,506	$950	$4,456
Principal payments	(200)	(152)	(352)
Charge-offs	(79)	(117)	(196)
Advances	28	10	38
New restructured (1)	518	331	849
Class transfers (2)	1,383	(124)	1,259
Transfers between accrual/non-accrual	595	157	752
Ending balance	$5,751	$1,055	$6,806
Non-accrual / Non-performing:
Beginning balance	$1,923	$283	$2,206
Principal payments	(33)	(93)	(126)
Charge-offs	(440)	(144)	(584)
Advances	11	1	12
New restructured (1)	393	106	499
Class transfers (2)	—	74	74
Transfers between accrual/non-accrual	(595)	(157)	(752)
Ending balance	$1,259	$70	$1,329
Totals:
Beginning balance	$5,429	$1,233	$6,662
Principal payments	(233)	(245)	(478)
Charge-offs	(519)	(261)	(780)
Advances	39	11	50
New restructured (1)	911	437	1,348
Class transfers (2)	1,383	(50)	1,333
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,010	$1,125	$8,135

(1)	“New restructured” represent loans restructured during the current period that meet TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	December 31, 2012		December 31 2011
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Real estate	54	$7,157	38	$5,566
Consumer and other	100	1,378	63	1,158
	154	$8,535	101	$6,724
As an integral part of their examination process, various regulatory agencies review the Bank’s ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale as of December 31, 2012 and September 30, 2012, respectively, were as follows:

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
U.S. Agency securities	$5,559	$15	$—	$5,574
U.S. Agency mortgage-backed securities	15,619	467	—	16,086
U.S. Agency floating rate bonds	7,588	261	—	7,849
Fannie Mae mortgage-backed securities	14,603	95	42	14,656
Freddie Mac mortgage-backed securities	8,915	77	31	8,961
Non-agency mortgage-backed securities	7,579	—	1,651	5,928
General obligation municipal bonds	11,189	150	89	11,250
Revenue municipal bonds	3,369	31	41	3,359
Total investment securities	$74,421	$1,096	$1,854	$73,663

September 30, 2012
U.S. Agency mortgage-backed securities	$16,504	$524	$6	$17,022
U.S. Agency floating rate bonds	7,742	235	—	7,977
Fannie Mae mortgage-backed securities	11,591	226	—	11,817
Freddie Mac mortgage-backed securities	11,660	227	—	11,887
Non-agency mortgage-backed securities	8,524	—	1,938	6,586
General obligation municipal bonds	9,367	147	51	9,463
Revenue municipal bonds	2,291	68	—	2,359
Total investment securities	$67,679	$1,427	$1,995	$67,111
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Significant inputs used to measure the amount related to credit loss include, but are not limited to default and delinquency rates of underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Losses other than credit will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will be required to sell the debt security before its anticipated recovery.
A summary of the amount of other-than-temporary impairment related to credit losses on available for sale securities that have been recognized in earnings follows:

	Three months ended December 31, 2012	Three months ended December 31, 2011
Beginning balance of the amount of OTTI related to credit losses	$3,740	$2,408
Credit portion of OTTI on securities for which OTTI was not previously recognized	293	673
Ending balance of the amount of OTTI related to credit losses	$4,033	$3,081
The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of December 31, 2012, there were no borrowings outstanding on the Federal Reserve line of credit.

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances at December 31, 2012 and September 30, 2012 is as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	December 31,		September 30,
Ended September 30,	2012		2012
2013	$16,950	0.17%	$22,100	1.34%
2014	2,500	0.53%	8,650	3.31%
2015	10,000	0.75%	11,500	1.18%
2016	11,600	1.01%	7,000	0.96%
After 2016	8,400	2.36%	—	NA
Total fixed maturity	$49,450		$49,250
Advances with amortizing principal	—		—
Total	$49,450		$49,250
At December 31, 2012 the Bank’s available and unused portion of this borrowing agreement was approximately $130,808.
Maximum month-end amounts outstanding were $49,450 and $29,600 during the three month periods ended December 31, 2012 and 2011, respectively.
Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $180,258 of real estate mortgage loans.

NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Three months ended December 31, 2012	Three months ended December 31, 2011
Current tax provision (benefit)
Federal	$(74)	$327
State	(11)	72
	(85)	399
Deferred tax provision (benefit)
Federal	212	(580)
State	42	(85)
	254	(665)
Total	$169	$(266)
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Three months ended December 31, 2012		Three months ended December 31, 2011
Tax expense at statutory rate	$146	34.0%	$(231)	34.0%
State income taxes net of federal	23	5.4	(36)	5.4
Tax exempt interest	(5)	(1.3)	—	—
Other	5	1.3	1	(0.3)
Total	$169	39.4%	$(266)	39.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and September 30, 2012, respectively:

	December 31, 2012	September 30, 2012
Deferred tax assets:
Allowance for loan losses	$2,291	$2,262
Deferred loan costs/fees	330	352
Director/officer compensation plans	629	1,088
Net unrealized loss on securities available for sale	303	227
Impairment loss	1,536	1,421
Other	200	196
Deferred tax assets	5,289	$5,546
Deferred tax liabilities:
Office properties and equipment	(686)	(759)
Federal Home Loan Bank stock	(42)	(64)
Other	(99)	(83)
Deferred tax liabilities	(827)	(906)
Net deferred tax assets	$4,462	$4,640
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies,” above. At December 31, 2012 and September 30, 2012, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2012, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2004 through years ended September 30, 2007 and taxable years ended September 30, 2009 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of interest expense and miscellaneous expense, respectively. During the three month periods ended December 31, 2012 and 2011, the Company did not recognize any interest or penalties related to income tax issues in its statements of operations. The Company has no recorded accrual or liability for the payments of interest and penalties related to income tax issues as of December 31, 2012 or September 30, 2012.

NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of December 31, 2012, 103,583 restricted shares were issued and outstanding under this plan. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares, $6.18 for 6,832 shares and $5.24 for 20,312 shares. During the three months ended December 31, 2012 and twelve months ended September 30, 2012, 10,156 and 2,500 shares, respectively, were granted to eligible participants under this plan at a weighted average fair value of

$5.56 and $5.65, respectively. Compensation expense related to these awards was $9 and $5 for the three month periods ended December 31, 2012 and 2011, respectively.
Of the 2,500 shares granted in the fiscal year ended September 30, 2012, 0 shares were granted during the quarter ended December 31, 2011. There were no previously awarded shares that were forfeited in either of the three month periods ending December 31, 2012 or 2011, respectively.
In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At December 31, 2012, 281,854 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.15 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through December 31, 2012, since the plan’s inception, options for 77,639 shares of the Company’s common stock were vested, options for 70,369 shares were unvested, options for 129,288 shares were forfeited and options for 4,558 shares were exercised. Of the 281,854 options granted, 148,008 remained outstanding as of December 31, 2012.
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation for the three month periods ended December 31, 2012 and 2011 were $8 and $5, respectively.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. In October 2008, the Compensation Committee suspended consideration of distributions or awards under this plan, and as of December 31, 2012, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
On October 1, 2011, the Company adopted ASU 2011-05, “Presentation of Comprehensive Income”. In addition to presenting the Consolidated Statements of Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to each component of other comprehensive income (loss) for the three months ended December 31, 2012:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized losses arising during the period	$(695)	(278)	$(417)
Less: reclassification adjustment for gains included in net income	210	84	126
Changes for realized losses on securities available for sale for OTTI write-down	293	117	176
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains	2	1	1
Other comprehensive loss	$(190)	$(76)	$(114)

The changes in the accumulated balances for each component of other comprehensive income (loss) for the three months ended December 31, 2012 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2012	$(341)	$(11)	$(352)
Current period other comprehensive income (loss), net of tax	(115)	1	(114)
Ending balance, December 31, 2012	$(456)	$(10)	$(466)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” or the negative of those terms or other words of similar meaning.  Such forward-looking statements in this report are inherently subject to many uncertainties arising in the Company’s operations and business environment. These uncertainties include general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting estimates and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies overseeing the Bank; further write-downs in the Bank’s mortgage-backed securities portfolio; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank; fluctuation of the Company’s stock price; the Bank's ability to attract and retain key personnel; the Bank's ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K, for the year ended September 30, 2012 filed with the Securities and Exchange Commission on December 10, 2012. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of December 31, 2012, and the consolidated results of operations for the three months ended December 31, 2012, compared to the same periods in the fiscal year ended September 30, 2012. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 10, 2012. Unless otherwise stated, all amounts in this management's discussion and analysis of financial condition and results of operations are in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three month periods ended December 31, 2012 and 2011, respectively:

	Three Months Ended December 31,
	2012	2011
Net income (loss) as reported	$260	$(414)
EPS - basic, as reported	$0.05	$(0.08)
EPS - diluted, as reported	$0.05	$(0.08)
Cash dividends paid	$—	$—
Return on average assets (annualized)	0.19%	(0.31)%
Return on average equity (annualized)	1.87%	(3.11)%
Efficiency ratio, as reported (1)	76.77%	74.62%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings. A lower ratio indicates greater efficiency.
The following is a brief summary of some of the significant factors that affected our operating results in the three month periods ended December 31, 2012 and 2011. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share and per share amounts, are stated in thousands.
We reported net income of $260 for the three months ended December 31, 2012, compared to a net loss of $(414) for the three months ended December 31, 2011. Both basic and diluted earnings per share were $0.05 for the three months ended December 31, 2012 and $(0.08) for the three months ended December 31, 2011.
The return on average assets for the three months ended December 31, 2012 and 2011 was 0.19% and (0.31)%, respectively.
The return on average equity for the three months ended December 31, 2012 and 2011 was 1.87% and (3.11)%, respectively.
No cash dividends were declared or paid in either of the three month periods ended December 31, 2012 and 2011, respectively.
Key factors behind these results were:

•
Net interest income and net interest margin decreased during the three months ended December 31, 2012 from the comparable period last year. We continue to see both rate and volume related decreases in both interest income on loans and interest expense on deposits.

•	Net interest income was $4,961 for the three month period ended December 31, 2012, a decrease of $357 or 6.71% from the three month period ended December 31, 2011.

•
The net interest margin of 3.76% for the three months ended December 31, 2012 represents a 28 bp decrease from a net interest margin of 4.04% for the three months ended December 31, 2011. The decrease in our net interest margin was primarily attributable to corresponding decreases in our interest rate spread over the prior year periods. The primary factor contributing to the decrease in our interest rate spread between the periods was a decrease in the average balance of outstanding higher rate loans offset in part, by the restructuring of higher rate FHLB borrowings and new advances of FHLB Borrowings at lower interest rates. In December 2012, $13,000 of FHLB borrowings were restructured from an average rate of 4.13% to 1.92%.

•
Total loans were $421,119 at December 31, 2012, a decrease of $6,670, or 1.56% from their balances at September 30, 2012. Total deposits were $427,259 at December 31, 2012, an increase of $5,201 or 1.23% from their balances at September 30, 2012.

•
Net loan charge-offs decreased from $902 for the three months ended December 31, 2011 to $825 for the three months ended December 31, 2012. Continued lower levels of net loan charge-offs led to a decreased provision for loan losses of $900 for the three month period ended December 31, 2012, compared to $1,540 for the three months ended December 31, 2011. Annualized net loan charge-offs as a percentage of average loans were 0.78% for the three months ended December 31, 2012, compared to 0.84% for the three months ended December 31, 2011.

•
Non-interest income increased from $50 for the three months ended December 31, 2011 to $760 for the three months ended December 31, 2012. The increase of $710 during the current year three month period was a result, in part, to a $210 gain on sale of available for sale securities in the three months ended December 31, 2012 compared to $83 for the comparable prior year period, a reduction in other than temporary impairment losses of $380 over the comparable prior year period, and an increase in income from loan fees and service charges of $177 during the current year quarter.

•
Non-interest expense decreased 2.57%, from $4,508 to $4,392 for the three month period ending December 31, 2012 compared to the three month period ending December 31, 2011. The decrease in non-interest expense in the current year period was primarily attributable to a loss on disposal of properties of $134 included in "other" for the three months ended December 31, 2011.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and their related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit to our Form 10-K annual report for the fiscal year ending September 30, 2012, our critical accounting estimates are as follows:
Allowance for Loan Losses.
We maintain an allowance for loan losses to absorb probable incurred losses in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in our loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in our loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). The Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory requirements. However, based on periodic examinations by regulators, the amount of the allowance for loan losses recorded during a particular period may be adjusted.
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
We monitor our portfolio investments on an on-going basis and we obtain an independent valuation of our non-agency residential mortgage-backed securities. This analysis is utilized to ascertain whether any decline in market value is other-than-temporary. In determining whether an impairment is other-than-temporary, we consider the following factors; the length of time and the extent to which the market value has been below cost, recent events specific to the issuer including investment downgrades by rating agencies and economic conditions within the issuer’s industry, whether it is more likely than not that we will be required to sell the security before there would be a recovery in value, and the credit performance of the underlying collateral backing the securities, including delinquency rates, cumulative losses to date, and prepayment speed.
The independent valuation process included:

•
Obtaining individual loan level data directly from servicers and trustees, and making assumptions regarding the frequency of foreclosure, loss severity and conditional prepayment rate (for both the entire pool and the loan group pertaining to the bond we hold).

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
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of December 31, 2012, management does not believe a valuation allowance related to the realizability of its deferred tax asset is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest income earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three month periods ended December 31, 2012 and 2011, respectively.
Net interest income was $4,961 for the three months ended December 31, 2012, compared to $5,318 for the three months ended December 31, 2011. The net interest margin for the three months ended December 31, 2012 was 3.76% compared to 4.04% for the three months ended December 31, 2011. The decrease in net interest margin was primarily attributable to corresponding decreases in interest rate spread over the prior year period. The primary factor contributing to the decrease in interest rate spread between the periods was a decrease in the average balance of outstanding higher rate loan balances offset in part, by the restructuring of higher rate FHLB borrowings and new advances of FHLB Borrowings at lower interest rates. In December 2012, $13,000 of FHLB borrowings were restructured from an average interest rate of 4.13% to 1.92%.
As shown in the rate/volume analysis in the following pages, volume changes resulted in decreases of $77 in net interest income for the three month period ended December 31, 2012, compared to the comparable prior year period. The decrease and changes in the composition of interest earning assets resulted in $7 decreases in interest income for the three months ended December 31, 2012, compared to the comparable prior year period. Rate changes on interest earning assets decreased interest income by $766 for the three month period ended December 31, 2012. The decrease was partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $486 over the same period in the prior year, resulting in a net decrease of $280 in net interest income due to changes in interest rates during the three month period ended December 31, 2012. The increase in our balance of FHLB borrowings is the primary factor affecting volume changes during this same period. Rate decreases on all asset and deposit categories are reflective of the current overall lower market interest rate environment versus the same period last year.
We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. Continued low interest rates will enable us to experience a reduction in our cost of funds.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Shown below, is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2012, and the comparable prior year three month period. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $522,804 for the three month period ended December 31, 2012, compared to $522,053 for the comparable prior year period. Interest income on interest earning assets was $6,370 for the three month period ended December 31, 2012, compared to $7,143 for the comparable prior year period. Interest income is comprised primarily of interest income on loans and interest income on available for sale securities. Interest income on loans was $5,995 for the three month period ended December 31, 2012, compared to $6,802, for the comparable prior year period. Interest income on available for sale securities was $361 for the three month period ended December 31, 2012, compared to $309 for the comparable prior year period. The decrease in loan interest income was primarily due to decreased loan volumes and a continued lower interest rate environment. Increases in interest income on available for sale securities was primarily due to increased volume.
Average interest bearing liabilities were $473,013 for the three month period ended December 31, 2012, compared to $477,017 for the comparable prior year period. Interest expense on interest bearing liabilities was $1,409 for the three month period ended December 31, 2012, compared to $1,825 for the comparable prior year period. Interest expense is comprised primarily of interest expense accrued on money market accounts, certificates of deposit and FHLB advances. Decreases in interest expense in the current year period was primarily due to maturities and restructuring of higher rate FHLB advances which carry higher interest rates than deposits, increases in lower rate new FHLB advances, and lower balances and interest rates paid on money market accounts and certificates of deposit.
For the three months ended December 31, 2012, interest expense on interest-bearing deposits decreased $90 from volume and mix changes and decreased $169 from the impact of the rate environment, resulting in an aggregate decrease of $259 in interest expense on interest-bearing deposits. Average FHLB advances increased $160 for the three month period ended December 31, 2012, compared to the comparable prior year period. Interest expense on FHLB advances was $173 for the three month period ended December 31, 2012, compared to $330 for the comparable prior year period. The decreases were due to scheduled maturities on certain higher rate FHLB advances since 2011, partially offset by newer FHLB borrowings at lower interest rates.
NET INTEREST INCOME ANALYSIS
(Dollar amounts in thousands)
Three months ended December 31, 2012 compared to the three months ended December 31, 2011:

	Three months ended December 31, 2012			Three months ended December 31, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest-earning assets:
Cash and cash equivalents	$23,235	$9	0.15%	$26,315	$13	0.20%
Loans	424,396	5,995	5.60%	432,218	6,802	6.24%
Interest-bearing deposits	996	1	0.40%	9,494	18	0.75%
Securities available for sale	70,377	361	2.04%	48,239	309	2.54%
FHLB stock	3,800	4	0.42%	5,787	1	0.07%
Total interest earning assets	$522,804	$6,370	4.83%	$522,053	$7,143	5.43%
Average interest-bearing liabilities:
Savings accounts	$23,512	$3	0.05%	$24,270	$5	0.08%
Demand deposits	27,993	1	0.01%	23,644	1	0.02%
Money market	140,615	191	0.54%	152,862	277	0.72%
CD’s	208,149	945	1.80%	221,774	1,100	1.97%
IRA’s	23,719	96	1.61%	24,667	112	1.80%
Total deposits	423,988	1,236	1.16%	447,217	1,495	1.34%
FHLB Advances	49,025	173	1.40%	29,800	330	4.39%
Total interest bearing liabilities	$473,013	$1,409	1.18%	$477,017	$1,825	1.52%
Net interest income		$4,961			$5,318
Interest rate spread			3.65%			3.91%
Net interest margin			3.76%			4.04%
Average interest-earning assets to average interest-bearing liabilities			1.11			1.09

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

RATE / VOLUME ANALYSIS (1)
(Dollar amounts in thousands)
Three months ended December 31, 2012 compared to the three months ended December 31, 2011:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(1)	$(3)	$(4)
Loans	(121)	(686)	(807)
Interest-bearing deposits	(9)	(8)	(17)
Securities available for sale	125	(73)	52
FHLB stock	(1)	4	3
Total interest earning assets	(7)	(766)	(773)
Interest expense:
Savings accounts	—	(2)	(2)
Demand deposits	—	—	—
Money market	(21)	(65)	(86)
CD’s	(65)	(90)	(155)
IRA’s	(4)	(12)	(16)
Total deposits	(90)	(169)	(259)
FHLB Advances	160	(317)	(157)
Total interest bearing liabilities	70	(486)	(416)
Net interest income	$(77)	$(280)	$(357)

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”), based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Historically we experienced increased charge off ratios and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Estimates—Allowance for Loan Losses”, which made it necessary to increase the provision to ensure an adequate ALL. Within the last year, we have experienced lower levels of charge-offs. With both local and national unemployment rates improving slightly in recent quarters, we anticipate our actual charge-off experience to continue to remain stable throughout the fiscal year ending September 30, 2013.
Net loan charge-offs for the three month period ended December 31, 2012 were $825, compared to $902 for the comparable prior year period. Annualized net charge-offs to average loans were 0.78% for the three months ended December 31, 2012, compared to 0.84% for the comparable period in the prior year. Non-accrual loans were $5,131 at December 31, 2012, compared to $4,508 at September 30, 2012. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded provision for loan losses of $900 for the three month period ended December 31, 2012, compared to $1,540 for the comparable prior year period. Management believes that the provision taken for this three month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make provisions, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.

Non-interest Income (Loss). The following table reflects the various components of non-interest income (loss) for the three month periods ended December 31, 2012 and 2011, respectively.

	Three months ended December 31,		%
	2012	2011	Change
Non-interest Income:
Net impairment losses recognized in earnings	$(83)	$(590)	(85.93)%
Service charges on deposit accounts	390	387	0.78
Loan fees and service charges	294	120	145.00
Other	159	133	19.55
Total non-interest income	$760	$50	>100%
Non-interest income was $760 for the three month period ended December 31, 2012, compared to $50 for the comparable prior year period. The increase of $710 during the current year three month period resulted, in part, from a $210 gain on sale of available for sale securities in the three months ended December 31, 2012 compared to $83 for the comparable prior year period, a reduction in other than temporary impairment losses of $380 between periods, and an increase in income from loan fees and service charges of $177 during the current year quarter.
Non-interest Expense. The following table reflects the various components of non-interest expense for the three month periods ended December 31, 2012 and 2011, respectively.

	Three months ended December 31%
	2012	2011	Change
Non-interest Expense:
Salaries and related benefits	$2,195	$2,151	2.05%
Occupancy - net	610	606	0.66
Office	297	274	8.39
Data processing	384	351	9.40
Amortization of core deposit	14	83	(83.13)
Advertising, marketing and public relations	41	53	(22.64)
FDIC premium assessment	175	180	(2.78)
Professional services	366	312	17.31
Other	310	498	(37.75)
Total non-interest expense	$4,392	$4,508	(2.57)%

Non-interest expense (annualized) / Average assets	3.30%	3.38%	(2.33)%
Non-interest expense decreased $116 or 2.57% for the three month period ended December 31, 2012, compared to the comparable prior year period. The decrease in non-interest expense and the non-interest expense (annualized) to average assets ratio in the current year period was primarily attributable to a loss on disposal of properties of $134 included in "other" for the three months ended December 31, 2011.
Income Taxes. Income tax expense was $169 for the three months ended December 31, 2012, compared to an income tax benefit of $266 for the comparable prior year period. The change resulted from the change in pre-tax income discussed above.
BALANCE SHEET ANALYSIS
Loans. Loans decreased by $6,670, or 1.56%, to $421,119 as of December 31, 2012 from $427,789 at September 30, 2012. At December 31, 2012, the loan portfolio was comprised of $265,108 of loans secured by real estate, or 63.0% of total loans, and $156,011 of consumer and other loans, or 37.0% of total loans. At September 30, 2012, the loan portfolio mix included real estate loans of $271,738, or 63.5% of total loans, and consumer and other loans of $156,051, or 36.5% of total loans. We continue to experience reduced loan demand in our markets, consistent with decreased loan demand throughout the United States.
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
At least quarterly, we review the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of ASC 450-10, “Accounting for Contingencies” and ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other relevant factors specific to the markets in which we operate. We continue to refine our ALL methodology by introducing a greater level of granularity to our loan portfolio. For example, bifurcating consumer loans between indirect paper and other consumer loans; and segmenting real estate loans without an event of delinquency. The additional segmentation of the portfolio is intended to provide a more effective basis for the determination of qualitative factors affecting our ALL. In addition, management continually evaluates our ALL methodology to assess whether modifications in our methodology are appropriate in light of underwriting practices, market conditions, identifiable trends, regulatory pronouncements or other factors. We believe that any modifications or changes to the ALL methodology would be to enhance the ALL. However, any such modifications could result in materially different ALL levels in future periods.
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered TDRs. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. At December 31, 2012, we had 154 such loans, all secured by real estate or personal property with an aggregate recorded investment of $8,535. The total for the 79 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $5,363 for which $639 in specific ALL was recorded as of December 31, 2012.
At December 31, 2012, the ALL was $5,820, or 1.38% of our total loan portfolio, compared to ALL of $5,745, or 1.34% of the total loan portfolio, at September 30, 2012. This level was based on our analysis of the loan portfolio risk at December 31, 2012, taking into account the factors discussed above.
All of the factors we take into account in determining the ALL in general categories are subject to change; thus the allocations are management’s estimate of the loan loss categories in which the probable and inherent loss has occurred as of the date of our assessment. Currently, management especially focuses on local and national unemployment rates and home prices, as management believes these factors currently have the most impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available. These refinements could also cause increases or decreases in the ALL. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	December 31, 2012 and Three Months Then Ended	September 30, 2012 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$5,131	$4,508
Accruing loans past due 90 days or more	—	—
Total nonperforming loans (“NPLs”)	5,131	4,508
Other real estate owned	837	497
Other collateral owned	195	45
Total nonperforming assets (“NPAs”)	$6,163	$5,050
Troubled Debt Restructurings (“TDRs”)	$8,535	$8,135
Nonaccrual TDRs	$2,095	$1,329
Average outstanding loan balance	$424,454	$429,768
Loans, end of period	$421,119	$427,789
Total assets, end of period	$534,533	$530,183
ALL, at beginning of period	$5,745	$4,898
Loans charged off:
Real estate loans	(338)	(1,984)
Consumer and other loans	(537)	(1,965)
Total loans charged off	(875)	(3,949)
Recoveries of loans previously charged off:
Real estate loans	3	30
Consumer and other loans	47	326
Total recoveries of loans previously charged off:	50	356
Net loans charged off (“NCOs”)	(825)	(3,593)
Additions to ALL via provision for loan losses charged to operations	900	4,440
ALL, at end of period	$5,820	$5,745
Ratios:
ALL to NCOs (annualized)	176.12%	159.89%
NCOs (annualized) to average loans	0.78%	0.84%
ALL to total loans	1.38%	1.34%
NPLs to total loans	1.22%	1.05%
NPAs to total assets	1.15%	0.95%
Total Assets:	$534,533	$530,183
Non-performing loans of $5,131 at December 31, 2012, which included $2,095 of non-performing troubled debt restructured loans, reflected an increase of $623 from the non-performing loans balance of $4,508 at September 30, 2012. The increase in nonperforming loans primarily reflected regulatory changes in interpretation of bankrupt loans. As a result, a number of loans were reclassified as nonaccruing during the three-month period ended December 31, 2012. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Our non-performing assets were $6,163 at December 31, 2012, or 1.15% of total assets compared to $5,050, or 0.95% of total assets at September 30, 2012. The increases in non-performing assets since September 30, 2012 were primarily a result of increasing nonaccrual loans, as well as an increase in other real estate and other collateral owned.
Other real estate owned (OREO) increased by $340, from $497 at September 30, 2012 to $837 at December 31, 2012. Other collateral owned increased $150 during the three months ended December 31, 2012 to $195 from the September 30, 2012 balance of $45. The increase in OREO was primarily due to several large residential real estate properties sold into OREO during the quarterly period ended December 31, 2012. The increase in other collateral owned was largely due to more aggressive credit monitoring and collection practices along with general economic deterioration in the communities we serve. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Loans 30 to 90 days past due have decreased significantly during the three months ended December 31, 2012 compared to the comparable prior year period, which management believes is indicative of a decreasing likelihood of loans migrating toward nonaccrual or nonperforming status in the future. We believe our improved credit and underwriting policies are supporting more effective lending decisions by the Bank, which increases the likelihood of improved loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.
Net charge offs for the three months ended December 31, 2012 were $825 compared to $902 for the three months ended December 31, 2011. The ratio of annualized net charge-offs to average loans receivable was 0.78% for the three month period ended December 31, 2012, compared to 0.84% for the twelve months ended September 30, 2012. Improved net charge-offs during the current quarter were primarily a result of overall credit quality improvement within the portfolio, despite the aforementioned adverse delinquency trends and increases in nonperforming assets.
Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test established by our banking regulators.
Securities available for sale, which represents our entire investment portfolio, were $73,663 at December 31, 2012 compared with $67,111 at September 30, 2012. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase. As of December 31, 2012, the entire remaining book value of our non-agency residential MBS portfolio, which totaled $7,579, has been downgraded from investment grade to below investment grade. The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions. Taking into consideration these developments, we have determined that it is likely the Bank will not collect all amounts due according to the contractual terms of these securities.
As part of our asset and liability management activities, we review our non-agency MBS portfolio on a monthly basis. We analyze credit risk, i.e. the likelihood of potential future OTTI adjustments and current market prices relative to our current book value. We also analyze the impact of these securities on our regulatory risk-based capital requirements.
During the three month period ended December 31, 2012, the results of our analysis indicated two of our remaining non-agency residential MBS, with an aggregate book value of approximately $2,098, had additional OTTI of $293.
Despite more favorable market prices in recent months on certain non-agency MBS, we believe that the remaining fair value of our non-agency MBS portfolio, totaling $5,928, is still subject to numerous risk factors outside of our control, such as market volatility and changes in the credit quality of underlying collateral. Future evaluations of fair value could result in additional OTTI losses.
On December 31, 2012, all six of our remaining securities included in our non-agency residential MBS portfolio have unrealized losses currently included in accumulated other comprehensive income. These losses represent a 21.8% decline in value in comparison to our amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

The amortized cost and market values of our available for sale securities by asset categories as of the periods indicated below were as follows:

	Amortized Cost	Fair Value
December 31, 2012
U.S. Agency securities	$5,559	$5,574
U.S. Agency mortgage-backed securities	15,619	16,086
U.S. Agency Floating rate bonds	7,588	7,849
Fannie Mae mortgage-backed securities	14,603	14,656
Freddie Mac mortgage-backed securities	8,915	8,961
Non-agency mortgage-backed securities	7,579	5,928
General Obligation Municipal Bonds	11,189	11,250
Revenue Municipal Bonds	3,369	3,359
Totals	$74,421	$73,663
September 30, 2012
U.S. Agency mortgage-backed securities	$16,504	$17,022
U.S. Agency Floating rate bonds	7,742	7,977
Fannie Mae mortgage-backed securities	11,591	11,817
Freddie Mac mortgage-backed securities	11,660	11,887
Non-agency mortgage-backed securities	8,524	6,586
General Obligation Municipal Bonds	9,367	9,463
Revenue Municipal Bonds	2,291	2,359
Totals	$67,679	$67,111
As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of December 31, 2012, we held $5,928 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.
The composition of our available-for-sale portfolios by credit rating as of the periods indicated was as follows:

	December 31, 2012		September 30, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$52,284	$53,126	$47,497	$48,703
AAA	1,453	1,504	3,647	3,705
AA	11,571	11,585	6,865	6,964
A	1,205	1,191	1,146	1,153
BBB	—	—	—	—
Below investment grade	7,579	5,928	8,524	6,586
Non-rated	$329	$329	$—	$—
Total	$74,421	$73,663	$67,679	$67,111
At December 31, 2012, the approximate aggregate fair value of the six remaining non-agency MBS securities, for which other-than-temporary impairment of $4,033 has been previously recorded, was $5,928. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2012, balance of OTTI related to credit losses	$3,740
Credit portion of OTTI recognized during the three months ended December 31, 2012	293
December 31, 2012, balance of OTTI related to credit losses	$4,033

Utilizing a third party firm, we will continue to obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis. Our management and Board of Directors will review and consider additional testing during future periods to determine if additional write-downs of our non-agency MBS portfolio are warranted.
At December 31, 2012, securities in the amount of $39,838 are pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of December 31, 2012, the line of credit had a zero balance.
Deposits. Deposits increased to $427,259 at December 31, 2012, from $422,058 at September 30, 2012 due to our continued efforts to increase core deposits and allow higher rate CDs to mature without being replaced. Deposit activity by product and generated by in-store versus traditional branch locations as of December 31, 2012 was as follows:

	In-store	Traditional	Institutional	Total
Non-CD deposits	$(2,467)	$3,166	$—	$699
CD deposits - customer	1,545	1,265	—	2,810
CD deposits - institutional	—	—	1,692	1,692
Total change in deposits	$(922)	$4,431	$1,692	$5,201
Through execution of our branch strategy, and by expanding our deposit product offerings, we continue to pursue core deposit relationships at current market rates. Institutional certificates of deposit as a funding source increased for the quarter ended December 31, 2012 from their balance as of September 30, 2012, and continue to be a cost effective source of funding for the Bank.
The Bank had $498 in brokered deposits at both December 31, 2012 and September 30, 2012. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances increased from $49,250 as of September 30, 2012, to $49,450 as of December 31, 2012, primarily as a result of new FHLB borrowings at lower interest rates than previous FHLB borrowings, The borrowings were utilized by the Bank to improve liquidity and fund operations.
Stockholders’ Equity. Total stockholders’ equity was $55,266 at December 31, 2012, versus $55,103 at September 30, 2012. Total stockholders’ equity increased by $163, primarily as a result of increased earnings during the recently completed calendar quarter.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At December 31, 2012, our liquidity ratio was 12.5%, which was above our targeted liquidity ratio of 10%.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $129,883 of our $231,314 (56.1%) CD portfolio as of December 31, 2012 will mature within the next 12 months, we have historically retained over 70% of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching, our retention rate may decrease in the future due to our philosophy of building customer relationships – not just deposit accounts. Through new deposit product offerings to our branch customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In our present interest rate environment, and based on maturing yields this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we will continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $130,800 available under this arrangement. We also maintain lines of credit of $33,000 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank line of credit is a discretionary line of credit. As of December 31, 2012, our line of credit balance with the Federal Home Loan Bank was $49,450. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank and Bankers' Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2012, the Company had $3,432 in unused commitments, compared to $4,541 in unused commitments as of September 30, 2012.
Capital Resources. As of December 31, 2012, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions. Current Office of the Comptroller of Currency (“OCC”) guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2012 (Unaudited)
Total capital (to risk weighted assets)	$57,589,000	15.6%	$26,461,000	>=	8.0%	$36,826,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	52,970,000	14.4%	14,730,000	>=	4.0%	22,096,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	52,970,000	10.0%	21,302,000	>=	4.0%	26,628,000	>=	5.0%
As of September 30, 2012 (Audited)
Total capital (to risk weighted assets)	$58,673,000	15.4%	$30,519,000	>=	8.0%	$38,148,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	53,904,000	14.1%	15,259,000	>=	4.0%	22,889,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	53,904,000	10.2%	21,174,000	>=	4.0%	26,467,000	>=	5.0%

Effective January 28, 2013, the Comptroller of the Currency, the primary regulator for Citizens Community Bancorp, Inc. (the "Company") and its wholly owned subsidiary bank, Citizens Community Federal, terminated the Memorandum of Understanding dated December 23, 2009, which formerly imposed certain restrictions on the bank's operations. At December 31, 2012, the Bank is categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

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
In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured consumer loans;

•	managing our funding needs by utilizing core deposits and borrowings as appropriate based on term and interest rate;

•	reducing non-interest expense and managing our efficiency ratio;

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure;

•	improving our asset and collateral disposition practices; and

•	focusing on sound and consistent loan underwriting practices based primarily on borrowers’ debt ratios, credit score and collateral values.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.
As of December 31, 2012, $202,356 of loans in our portfolio included a payable-on-demand clause. We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate. Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented in this Report. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases. The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity. As of March 31, 2012, the Bank began offering balloon loans and at December 31, 2012, there are $7,309 in outstanding balloon loan balances.
The following table sets forth, at September 30, 2012 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from gradual and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments). As of December 31, 2012, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$38,453	$(28,821)	(43)%	7.82%	(455)	bp
+200 bp	45,330	(21,944)	(33)%	8.96%	(341)
+100 bp	57,433	(9,841)	(15)%	10.93%	(144)
0 bp	67,274	—	—	12.37%	—
-100 bp	75,065	7,791	12%	13.48%	111

(1)	Assumes a gradual change in interest rates over 12 months at all maturities.

The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2012, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 at reaching a level of reasonable assurance.
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
There are no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K, for the fiscal year ended September 30, 2012. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
(a) Exhibits

10.1
Letter Agreement by and between Edward H. Schaefer and Citizens Community Bancorp, Inc. dated as of October 1, 2012. (Filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended September 30, 2012 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101**
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements

*
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

`SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: February 11, 2013	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: February 11, 2013	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer