Form 10-Q
period 2013-03-31
Citizens Community Bancorp Inc.
filed 2013-05-13
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

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
At May 13, 2013 there were 5,155,530 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2013 (unaudited) and September 30, 2012
(derived from audited financial statements)
(in thousands, except share data)

	March 31, 2013	September 30, 2012
Assets
Cash and cash equivalents	$26,325	$23,259
Other interest-bearing deposits	2,241	—
Securities available for sale (at fair value)	80,465	67,111
Federal Home Loan Bank stock	3,300	3,800
Loans receivable	422,072	427,789
Allowance for loan losses	(5,930)	(5,745)
Loans receivable, net	416,142	422,044
Office properties and equipment, net	5,214	5,530
Accrued interest receivable	1,561	1,571
Intangible assets	246	274
Foreclosed and repossessed assets, net	610	542
Other assets	6,358	6,052
TOTAL ASSETS	$542,462	$530,183
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$436,543	$422,058
Federal Home Loan Bank advances	47,950	49,250
Other liabilities	2,897	3,772
Total liabilities	487,390	475,080
Stockholders’ equity:
Common stock—5,155,530 and 5,135,550 shares, respectively	51	51
Additional paid-in capital	54,104	53,969
Retained earnings	2,019	1,529
Unearned deferred compensation	(193)	(94)
Accumulated other comprehensive loss	(909)	(352)
Total stockholders’ equity	55,072	55,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$542,462	$530,183
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended March 31, 2013 and 2012
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Interest and dividend income:
Interest and fees on loans	$5,707	$6,360	$11,702	$13,162
Interest on investments	391	347	766	688
Total interest and dividend income	6,098	6,707	12,468	13,850
Interest expense:
Interest on deposits	1,221	1,346	2,457	2,841
Interest on borrowed funds	108	328	281	658
Total interest expense	1,329	1,674	2,738	3,499
Net interest income	4,769	5,033	9,730	10,351
Provision for loan losses	765	1,100	1,665	2,640
Net interest income after provision for loan losses	4,004	3,933	8,065	7,711
Non-interest income:
Total fair value adjustments and other-than-temporary impairment	(237)	251	6	(2,751)
Portion of loss recognized in other comprehensive income (loss) (before tax)	(134)	(251)	(670)	2,078
Net gain (loss) on sale of available for sale securities	398	(3)	608	80
Net gain (loss) on available for sale securities	27	(3)	(56)	(593)
Service charges on deposit accounts	333	340	723	727
Loan fees and service charges	163	115	457	235
Other	173	150	332	283
Total non-interest income	696	602	1,456	652
Non-interest expense:
Salaries and related benefits	2,235	2,212	4,430	4,363
Occupancy	628	616	1,238	1,222
Office	432	303	729	577
Data processing	409	380	793	731
Amortization of core deposit intangible	14	83	28	166
Advertising, marketing and public relations	46	47	87	100
FDIC premium assessment	177	163	352	343
Professional services	(139)	284	227	596
Other	355	333	665	831
Total non-interest expense	4,157	4,421	8,549	8,929
Income (loss) before provision for income tax	543	114	972	(566)
Provision (benefit) for income taxes	210	48	379	(218)
Net income (loss) attributable to common stockholders	$333	$66	$593	$(348)
Per share information:
Basic earnings	$0.06	$0.01	$0.12	$(0.07)
Diluted earnings	$0.06	$0.01	$0.12	$(0.07)
Cash dividends declared	$0.02	$—	$0.02	$—
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Other Comprehensive Income (Loss) (unaudited)
Six months ended March 31, 2013 and 2012
(in thousands, except per share data)

	Six Months Ended
	March 31, 2013	March 31, 2012
Net income (loss) attributable to common stockholders	$593	$(348)
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized losses arising during period	(1,321)	138
Reclassification adjustment for gains included in net income	365	48
Change for realized losses on securities available for sale for other-than-temporary impairment write-down	399	404
Unrealized (losses) gains on securities	(557)	590
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains	—	2
Total other comprehensive (loss) income, net of tax	(557)	592
Comprehensive income	$36	$244

Reclassifications out of accumulated other comprehensive income for the six months ended March 31, 2013 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Gains (losses) on sale of securities	$608		Net gain (loss) on sale of available for sale securities
Realized losses on securities available			Portion of loss recognized in other
for sale for OTTI write-down	(664)		comprehensive income (loss) (before tax)
	(56)
	22		Benefit for income taxes
Total reclassifications for the period	(34)		Net loss attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended March 31, 2013
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2012	5,135,550	$51	$53,969	$1,529	$(94)	$(352)	$55,103
Net Income				593			593
Other comprehensive loss, net of tax						(557)	(557)
Forfeiture of unvested shares	(503)						—
Common stock awarded under recognition and retention plan	20,483		120		(120)		—
Stock option expense			15				15
Amortization of restricted stock					21		21
Cash Dividends ($0.02 per share)				(103)			(103)
Balance, March 31, 2013	5,155,530	$51	$54,104	$2,019	$(193)	$(909)	$55,072
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended March 31, 2013 and 2012
(in thousands, except per share data)

	Six Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$593	$(348)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium/discount on securities	456	308
Depreciation	532	518
Provision for loan losses	1,665	2,640
Net realized gain on sale of securities	(608)	(80)
Other-than-temporary impairment on mortgage-backed securities	664	673
Amortization of core deposit intangible	28	166
Amortization of restricted stock	21	11
Stock based compensation expense	15	10
Loss on sale of office properties	16	134
Net gains from disposals of foreclosed properties	(63)	(13)
Provision for valuation allowance on foreclosed properties	57	58
(Decrease) increase in accrued interest receivable and other assets	(61)	621
(Increase) decrease in other liabilities	(978)	3
Total adjustments	1,744	5,049
Net cash provided by operating activities	2,337	4,701
Cash flows from investing activities:
Purchase of securities available for sale	(44,921)	(37,414)
Net (increase) decrease in interest-bearing deposits	(2,241)	6,804
Proceeds from sale of securities available for sale	24,721	12,542
Principal payments on securities available for sale	5,405	4,137
Proceeds from sale of FHLB stock	500	773
Proceeds from sale of foreclosed properties	1,029	930
Net decrease in loans	3,282	1,961
Net capital expenditures	(231)	(224)
Net cash received from sale of office properties	—	464
Net cash provided by (used in) investing activities	(12,456)	(10,027)
Cash flows from financing activities:
Net (decrease) increase in Federal Home Loan Bank advances	(1,300)	4,700
Net increase (decrease) in deposits	14,485	(12,742)
Net cash from (used in) financing activities	13,185	(8,042)
Net increase (decrease) in cash and cash equivalents	3,066	(13,368)
Cash and cash equivalents at beginning of period	23,259	31,763
Cash and cash equivalents at end of period	$26,325	$18,395
Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$2,461	$2,829
Interest on borrowings	$309	$655
Income taxes	$587	$5
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$980	$801
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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through May 13, 2013, the date on which the financial statements were available to be issued. As of May 13, 2013, there were no subsequent events which required recognition or disclosure.
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
Use of Estimates – Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to external market factors such as market interest rates and unemployment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Interest income on commercial, mortgage and consumer loans is discontinued according to the following schedules:
•Commercial loans past due 90 days or more.
•Closed end consumer loans past due 120 days or more.
•Real estate loans and open ended consumer loans past due 180 days or more.
Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account current with the contractual term of the loan and a 6 month payment history has been established. Interest on impaired loans considered troubled debt restructurings (“TDRs”) or substandard, less than 90 days delinquent, is recognized as income as it accrues based on the revised terms of the loan over an established period of continued payment. Substandard loans, as defined by the U.S. Comptroller of the Currency, our primary banking regulator, are loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.
Real estate loans and open ended consumer loans are charged off to estimated net realizable value less estimated selling costs at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 180 days or more. Closed end consumer loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 120 days or more.
Allowance for Loan Losses – The allowance for loan losses (“ALL”) is a valuation allowance for probable and inherent credit losses in our loan portfolio. Loan losses are charged against the ALL when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL. Management estimates the ALL balance required using past loan loss experience; the nature, volume and composition of the loan portfolio; known and inherent risks in the portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; and other relevant factors determined by management. The ALL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire ALL balance is available for any loan that, in management’s judgment, should be charged off.
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual substandard loans not considered a TDR, when full payment under the loan terms is not expected. All TDRs are individually evaluated for impairment. See Note 3 “Loans, Allowance for Loan Losses and Impaired Loans” for information on what we consider to be a TDR. If a TDR or substandard loan is deemed to be impaired, a specific ALL allocation is established so that the loan is reported, net, at either (a) the present value of estimated future cash flows using the loan’s existing rate; or (b) at the fair value of any collateral less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90+ days past due, and certain TDRs that are less than 90+ days delinquent; the likelihood of the loan migrating to over 90 days past due is also factored when determining the specific ALL allocation. Large groups of smaller balance homogeneous loans, such as non-TDR commercial, consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.
Foreclosed and Repossessed Assets, net – Assets acquired through foreclosure or repossession, are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and are included in non-interest expense, other on the Consolidated Statements of Operations. Foreclosed and repossessed asset balances were $610 and $542 at March 31, 2013 and September 30, 2012, respectively.
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
Earnings Per Share – Basic earnings per common share is net income or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable during the period, consisting of stock options outstanding under the Company’s stock incentive plans.
Reclassifications – Certain items previously reported were reclassified for consistency with the current presentation.
Recent Accounting Pronouncements - On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires new disclosure for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is intended to help entities improve the transparency of changes in other comprehensive income and items reclassified out of accumulated other comprehensive income in their financial statements. For public entities, ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. Early adoption is permitted. The Company has adopted ASU 2013-02 effective March 31, 2013. The adoption of ASU 2013-02 had no material effect on the Company's results of operations, financial position or cash flows.

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
Level 3- Significant unobservable inputs that reflect the Company’s assumptions about the factors that market participants would use in pricing an asset or liability.
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

Assets Measured on a Recurring Basis
Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Bank, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturity, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value ratio, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. The Company had an independent valuation of all Level 3 securities as of March 31, 2013.
The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2013 and September 30, 2012:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Securities available for sale:
U.S. Agency securities	$12,353		$12,353
U.S. Agency mortgage-backed securities	13,152	—	13,152	—
U.S. Agency Floating Rate Bonds	6,773	—	6,773	—
Fannie Mae mortgage-backed securities	14,866	—	14,866	—
Freddie Mac mortgage-backed securities	12,714	—	12,714	—
Non-agency mortgage-backed securities	5,039	—	—	5,039
General Obligation Municipal Bonds	12,225	—	12,225	—
Revenue Municipal Bonds	3,343	—	3,343	—
Total	$80,465	$—	$75,426	$5,039
September 30, 2012
Securities available for sale:
U.S. Agency mortgage-backed securities	$17,022	$—	$17,022	$—
U.S. Agency Floating Rate Bonds	7,977	—	7,977	—
Fannie Mae mortgage-backed securities	11,817	—	11,817	—
Freddie Mac mortgage-backed securities	11,887	—	11,887	—
Non-agency mortgage-backed securities	6,586	—	—	6,586
General Obligation Municipal Bonds	9,463	—	9,463	—
Revenue Municipal Bonds	2,359	—	2,359	—
Total	$67,111	$—	$60,525	$6,586
The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended March 31, 2013 and 2012:

	Six Months Ended
	March 31, 2013	March 31, 2012
Balance beginning of period	$6,586	$9,143
Total gains or losses (realized/unrealized):
Included in earnings	(664)	(673)
Included in other comprehensive loss	405	1,215
Sales	—	—
Payments, accretion and amortization	(1,288)	(1,722)
Balance end of period	$5,039	$7,963

Assets Measured on a Nonrecurring Basis

The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2013 and September 30, 2012:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Foreclosed and repossessed assets, net	$610	$—	$—	$610
Loans restructured in a TDR	8,517	—	—	8,517
Total	$9,127	$—	$—	$9,127
September 30, 2012
Foreclosed and repossessed assets, net	$542	$—	$—	$542
Loans restructured in a TDR	7,511	—	—	7,511
Total	$8,053	$—	$—	$8,053
The fair value of TDRs was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting TDRs.
The fair value of foreclosed and repossessed assets was determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, the Company utilizes independent third party appraisals to support the Company’s estimates and judgments in determining fair value.
Fair Values of Financial Instruments
ASC 825-10 and ASC 270-10, Interim Disclosures about Fair Value Financial Instruments, require disclosures about fair value financial instruments and significant assumptions used to estimate fair value. The estimated fair values of financial instruments not previously disclosed are determined as follows:
Cash and Cash Equivalents
Due to their short-term nature, the carrying amounts of cash and cash equivalents are considered to be a reasonable estimate of fair value.
Other Interest-Bearing Deposits
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
The carrying amount and estimated fair value of financial instruments as of the dates indicated were as follows:

	March 31, 2013		September 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$26,325	$26,325	$23,259	$23,259
Interest-bearing deposits	2,241	2,241	—	—
Securities available for sale	80,465	80,465	67,111	67,111
FHLB stock	3,300	3,300	3,800	3,800
Loans receivable, net	416,142	444,553	422,044	452,520
Accrued interest receivable	1,561	1,561	1,571	1,571
Financial liabilities:
Deposits	$436,543	$440,890	$422,058	$427,893
FHLB advances	47,950	48,772	49,250	50,254
Accrued interest payable	67	67	99	99

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Real Estate	Consumer and Other	Total
Six Months then Ended March 31, 2013:
Allowance for Loan Losses:
Beginning balance, October 1, 2012	$2,287	$3,458	$5,745
Charge-offs	(673)	(925)	(1,598)
Recoveries	11	107	118
Provision	747	918	1,665
Ending balance, March 31, 2013	$2,372	$3,558	$5,930
Allowance for Loan Losses at March 31, 2013:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$864	$107	$971
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$1,508	$3,451	$4,959
Loans Receivable as of March 31, 2013:
Ending balance	$263,677	$158,395	$422,072
Ending balance: individually evaluated for impairment	$4,500	$1,000	$5,500
Ending balance: collectively evaluated for impairment	$259,177	$157,395	$416,572

	Real Estate	Consumer and Other	Total
Year ended September 30, 2012
Allowance for Loan Losses:
Beginning balance, October 1, 2011	$1,907	$2,991	$4,898
Charge-offs	(1,984)	(1,965)	(3,949)
Recoveries	30	326	356
Provision	2,334	2,106	4,440
Ending balance, September 30, 2012	$2,287	$3,458	$5,745
Allowance for Loan Losses at September 30, 2012:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$500	$124	$624
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$1,787	$3,334	$5,121
Loans Receivable as of September 30, 2012:
Ending balance	$271,739	$156,050	$427,789
Ending balance: individually evaluated for impairment	$4,371	$946	$5,317
Ending balance: collectively evaluated for impairment	$267,368	$155,104	$422,472
The Bank has originated substantially all loans currently recorded on the Company’s consolidated balance sheet.
During October 2012, the Bank entered into an agreement to purchase consumer loans from a third party, on an ongoing basis. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are ultimately charged off. As of March 31, 2013, the balance of the consumer loans purchased was $10,259. The balance in the cash reserve account was $310, which is included in Deposits on the consolidated balance sheet.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer and Other Loans		Total Loans
	March 31, 2013	September 30, 2012	March 31, 2013	September 30, 2012	March 31, 2013	September 30, 2012
Performing loans
Performing TDR loans	$5,737	$5,751	$1,076	$1,055	$6,813	$6,806
Performing loans other	254,550	260,719	156,699	154,427	411,249	415,146
Total performing loans	260,287	266,470	157,775	155,482	418,062	421,952

Nonperforming loans (1)
Nonperforming TDR loans	1,450	1,259	254	70	1,704	1,329
Nonperforming loans other	1,940	4,010	366	498	2,306	4,508
Total nonperforming loans	$3,390	$5,269	$620	$568	$4,010	$5,837
Total loans	$263,677	$271,739	$158,395	$156,050	$422,072	$427,789

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.
An aging analysis of the Company’s real estate and consumer loans as of March 31, 2013 and September 30, 2012, respectively, is as follows:

	1 Month Past Due	2 Months Past Due	Greater Than 3 Months	Total Past Due	Current	Total Loans	Recorded Investment > 3 months and Accruing
March 31, 2013
Real estate loans	$1,528	$275	$3,081	$4,884	$258,793	$263,677	$120
Consumer and other loans	1,221	252	392	1,865	156,530	158,395	222
Total	$2,749	$527	$3,473	$6,749	$415,323	$422,072	$342
September 30, 2012
Real estate loans	$1,814	$676	$3,348	$5,838	$265,900	$271,738	$—
Consumer and other loans	1,846	453	341	2,640	153,411	156,051	—
Total	$3,660	$1,129	$3,689	$8,478	$419,311	$427,789	$—

At March 31, 2013, the Company has identified $8,517 of TDR loans and $2,406 of substandard loans as impaired, including $6,813 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of March 31, 2013 and September 30, 2012 is as follows:

	With No Related Allowance Recorded			With An Allowance Recorded			Totals
	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total
Recorded investment at March 31, 2013	$4,738	$685	$5,423	$4,500	$1,000	$5,500	$9,238	$1,685	$10,923
Unpaid balance at March 31, 2013	4,738	685	5,423	4,500	1,000	5,500	9,238	1,685	10,923
Recorded investment at September 30, 2012	2,720	179	2,899	4,290	946	5,236	7,010	1,125	8,135
Unpaid balance at September 30, 2012	2,720	179	2,899	4,290	946	5,236	7,010	1,125	8,135
Average recorded investment; six months ended March 31, 2013	3,407	397	3,804	4,394	999	5,393	7,801	1,396	9,197
Average recorded investment; twelve months ended September 30, 2012	3,128	343	3,471	3,092	837	3,929	6,220	1,180	7,400
Interest income received; six months ended March 31, 2013	60	29	89	38	15	53	98	44	142
Interest income received; twelve months ended September 30, 2012	43	8	51	78	27	105	121	35	156

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Company grants a concession to that borrower that the Company would not otherwise consider except for the borrower’s financial difficulties. Concessions include extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 9 delinquent TDRs, greater than 60 days past due, with a recorded investment of $1,193 at March 31, 2013, compared to 11 such loans with a recorded investment of $1,221 at September 30, 2012. A summary of loans by loan type modified in a troubled debt restructuring as of March 31, 2013 and during the six months then ended is as follows:

	Real Estate	Consumer and Other	Total
March 31, 2013 and
Six Months then Ended:
Accruing / Performing:
Beginning balance	$5,751	$1,055	$6,806
Principal payments	(308)	(143)	(451)
Charge-offs	(55)	(4)	(59)
Advances	17	3	20
New restructured (1)	136	53	189
Class transfers (2)	572	112	684
Transfers between accrual/non-accrual	(376)	—	(376)
Ending balance	$5,737	$1,076	$6,813
Non-accrual / Non-performing:
Beginning balance	$1,259	$70	$1,329
Principal payments	(405)	(30)	(435)
Charge-offs	(69)	(7)	(76)
Advances	8	3	11
New restructured (1)	—	—	—
Class transfers (2)	281	218	499
Transfers between accrual/non-accrual	376	—	376
Ending balance	$1,450	$254	$1,704
Totals:
Beginning balance	$7,010	$1,125	$8,135
Principal payments	(713)	(173)	(886)
Charge-offs	(124)	(11)	(135)
Advances	25	6	31
New restructured (1)	136	53	189
Class transfers (2)	853	330	1,183
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,187	$1,330	$8,517

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
March 31, 2012 and
Six Months then Ended:
Accruing / Performing:
Beginning balance	$3,506	$950	$4,456
Principal payments	(117)	(48)	(165)
Charge-offs	(79)	(65)	(144)
Advances	1	10	11
New restructured (1)	7	66	73
Class transfers (2)	357	(59)	298
Transfers between accrual/non-accrual	(299)	(87)	(386)
Ending balance	$3,376	$767	$4,143
Non-accrual / Non-performing:
Beginning balance	$1,923	$283	$2,206
Principal payments	(31)	(89)	(120)
Charge-offs	(223)	(93)	(316)
Advances	4	1	5
New restructured (1)	—	32	32
Class transfers (2)	—	83	83
Transfers between accrual/non-accrual	299	87	386
Ending balance	$1,972	$304	$2,276
Totals:
Beginning balance	$5,429	$1,233	$6,662
Principal payments	(148)	(137)	(285)
Charge-offs	(302)	(158)	(460)
Advances	5	11	16
New restructured (1)	7	98	105
Class transfers (2)	357	24	381
Transfers between accrual/non-accrual	—	—	—
Ending balance	$5,348	$1,071	$6,419

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
September 30, 2012 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$3,506	$950	$4,456
Principal payments	(200)	(152)	(352)
Charge-offs	(79)	(117)	(196)
Advances	28	10	38
New restructured (1)	518	331	849
Class transfers (2)	1,383	(124)	1,259
Transfers between accrual/non-accrual	595	157	752
Ending balance	$5,751	$1,055	$6,806
Non-accrual / Non-performing:
Beginning balance	$1,923	$283	$2,206
Principal payments	(33)	(93)	(126)
Charge-offs	(440)	(144)	(584)
Advances	11	1	12
New restructured (1)	393	106	499
Class transfers (2)	—	74	74
Transfers between accrual/non-accrual	(595)	(157)	(752)
Ending balance	$1,259	$70	$1,329
Totals:
Beginning balance	$5,429	$1,233	$6,662
Principal payments	(233)	(245)	(478)
Charge-offs	(519)	(261)	(780)
Advances	39	11	50
New restructured (1)	911	437	1,348
Class transfers (2)	1,383	(50)	1,333
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,010	$1,125	$8,135

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	March 31, 2013		September 30, 2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Real estate	56	$7,187	38	$7,010
Consumer and other	90	1,330	63	1,125
	146	$8,517	101	$8,135
As an integral part of their examination process, various regulatory agencies review the Bank’s ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale as of March 31, 2013 and September 30, 2012, respectively, were as follows:

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
U.S. Agency securities	$12,455	$11	$113	$12,353
U.S. Agency mortgage-backed securities	12,880	303	31	13,152
U.S. Agency floating rate bonds	6,811	—	38	6,773
Fannie Mae mortgage-backed securities	14,893	33	60	14,866
Freddie Mac mortgage-backed securities	12,712	67	65	12,714
Non-agency mortgage-backed securities	6,571	—	1,532	5,039
General obligation municipal bonds	12,277	82	134	12,225
Revenue municipal bonds	3,363	33	53	3,343
Total investment securities	$81,962	$529	$2,026	$80,465

September 30, 2012
U.S. Agency mortgage-backed securities	$16,504	$524	$6	$17,022
U.S. Agency floating rate bonds	7,742	235	—	7,977
Fannie Mae mortgage-backed securities	11,591	226	—	11,817
Freddie Mac mortgage-backed securities	11,660	227	—	11,887
Non-agency mortgage-backed securities	8,524	—	1,938	6,586
General obligation municipal bonds	9,367	147	51	9,463
Revenue municipal bonds	2,291	68	—	2,359
Total investment securities	$67,679	$1,427	$1,995	$67,111
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Significant inputs used to measure the amount related to credit loss include, but are not limited to, default and delinquency rates of underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Losses other than credit will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will be required to sell the debt security before its anticipated recovery.
A summary of the amount of other-than-temporary impairment related to credit losses on available for sale securities that have been recognized in earnings follows:

	Six months ended March 31, 2013	Six months ended March 31, 2012
Beginning balance of the amount of OTTI related to credit losses	$3,740	$2,408
Credit portion of OTTI on securities for which OTTI was not previously recognized	664	673
Ending balance of the amount of OTTI related to credit losses	$4,404	$3,081
The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of March 31, 2013, there were no borrowings outstanding on the Federal Reserve line of credit.

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at March 31, 2013 and September 30, 2012 is as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	March 31,		September 30,
Ended September 30,	2013		2012
2013	$15,450	0.18%	$22,100	1.34%
2014	2,500	0.53%	8,650	3.31%
2015	10,000	0.75%	11,500	1.18%
2016	11,600	1.01%	7,000	0.96%
After 2016	8,400	2.36%	—	NA
Total fixed maturity	$47,950		$49,250
Advances with amortizing principal	—		—
Total	$47,950		$49,250
At March 31, 2013, the Bank’s available and unused portion of this borrowing arrangement was approximately $125,849.
Maximum month-end amounts outstanding were $49,450 and $35,100 during the six month periods ended March 31, 2013 and 2012, respectively.
Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $241,387 of real estate mortgage loans.

NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Six months ended March 31, 2013	Six months ended March 31, 2012
Current tax provision (benefit)
Federal	$271	$686
State	38	83
	309	769
Deferred tax provision (benefit)
Federal	56	(874)
State	14	(113)
	70	(987)
Total	$379	$(218)

The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Six months ended March 31, 2013		Six months ended March 31, 2012
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$330	34.0%	$(193)	34.0%
State income taxes net of federal	52	5.4	(30)	5.4
Tax exempt interest	(16)	(1.6)	—	—
Other	13	1.2	5	(1.0)
Total	$379	39.0%	$(218)	38.4%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of March 31, 2013 and September 30, 2012, respectively:

	March 31, 2013	September 30, 2012
Deferred tax assets:
Allowance for loan losses	$2,335	$2,262
Deferred loan costs/fees	319	352
Director/officer compensation plans	607	1,088
Net unrealized loss on securities available for sale	599	227
Impairment loss	1,688	1,421
Other	178	196
Deferred tax assets	5,726	$5,546
Deferred tax liabilities:
Office properties and equipment	(683)	(759)
Federal Home Loan Bank stock	—	(64)
Other	(100)	(83)
Deferred tax liabilities	(783)	(906)
Net deferred tax assets	$4,943	$4,640
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies,” above. At March 31, 2013 and September 30, 2012, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of March 31, 2013, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2004 through years ended September 30, 2007 and taxable years ended September 30, 2009 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the six month periods ended March 31, 2013 and 2012, the Company recognized interest in the amount of $22 and $0, respectively, related to income tax issues in its statements of operations. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of March 31, 2013 or September 30, 2012.

NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of March 31, 2013, 113,910 restricted shares were issued and outstanding under this plan. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares, $6.18 for 6,832 shares and $5.24 for 20,312 shares. During the 12 months ended, September 30, 2012, 2,500 shares were granted to eligible participants under this plan at a weighted average fair value of $5.65 per share. During the three and six months ended March 31, 2013, 10,156 and 10,327 shares, respectively, were granted to eligible participants under this plan at a weighted average fair value of $5.56 and $6.12 per share, respectively. Compensation expense related to these awards was $12 and $21 for the three and six month periods ended March 31, 2013, respectively.
Of the 2,500 shares granted in the fiscal year ended September 30, 2012, 0 shares were granted during the three and six months ended March 31, 2012. There were no previously awarded shares that were forfeited in either of the three or six month periods ending March 31, 2013 or 2012, respectively.
In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At March 31, 2013, 284,778 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.15 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through March 31, 2013, since the plan’s inception, options for 77,639 shares of the Company’s common stock were vested, options for 73,293 shares were unvested, options for 129,288 shares were forfeited and options for 4,558 shares were exercised. Of the 284,778 options granted, 150,932 remained outstanding as of March 31, 2013.
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation for the three and six month periods ended March 31, 2013, were $8 and $15, respectively and the compensation cost recognized for stock-based employee compensation for the three and six month periods ended March 31, 2012 were $5 and $10, respectively.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. In October 2008, the Compensation Committee suspended consideration of distributions or awards under this plan, and as of March 31, 2013, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)

On October 1, 2011, the Company adopted ASU 2011-05, “Presentation of Comprehensive Income”. In addition to presenting the Consolidated Statements of Other Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to each component of other comprehensive income (loss) for the six months ended March 31, 2013:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized losses arising during the period	$(2,202)	(881)	$(1,321)
Less: reclassification adjustment for gains included in net income	608	243	365
Changes for realized losses on securities available for sale for OTTI write-down	664	265	399
Other comprehensive loss	$(930)	$(373)	$(557)
The changes in the accumulated balances for each component of other comprehensive income (loss) for the six months ended March 31, 2013 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2012	$(341)	$(11)	$(352)
Current year-to-date other comprehensive income loss, net of tax	(557)	—	(557)
Ending balance, March 31, 2013	$(898)	$(11)	$(909)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” or the negative of those terms or other words of similar meaning.  Such forward-looking statements in this report are inherently subject to many uncertainties arising in the Company’s operations and business environment. These uncertainties include general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting estimates and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies overseeing the Bank; further write-downs in the Bank’s mortgage-backed securities portfolio; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank or the Company; fluctuation of the Company’s stock price; the Bank's ability to attract and retain key personnel; the Bank's ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K, for the year ended September 30, 2012 filed with the Securities and Exchange Commission on December 10, 2012. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2013, and the consolidated results of operations for the six months ended March 31, 2013, compared to the same periods in the fiscal year ended September 30, 2012. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 10, 2012. Unless otherwise stated, all amounts in this management's discussion and analysis of financial condition and results of operations are in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three and six month periods ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income (loss) as reported	$333	$66	$593	$(348)
EPS - basic, as reported	$0.06	$0.01	$0.12	$(0.07)
EPS - diluted, as reported	$0.06	$0.01	$0.12	$(0.07)
Cash dividends declared	$0.02	$—	$0.02	$—
Return on average assets (annualized)	0.25%	0.05%	0.22%	(0.13)%
Return on average equity (annualized)	2.45%	0.50%	2.16%	(1.31)%
Efficiency ratio, as reported (1)	73.32%	78.46%	72.51%	76.47%

(1)
The efficiency ratio is calculated as non-interest expense divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings. A lower ratio indicates greater efficiency.

The following is a brief summary of some of the significant factors that affected our operating results in the three and six month periods ended March 31, 2013 and 2012. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share and per share amounts, are stated in thousands.
We reported net income of $333 for the three months ended March 31, 2013, compared to $66 for the three months ended March 31, 2012. We reported net income of $593 for the six months ended March 31, 2013, compared to a net loss of $(348) for the six months ended March 31, 2012. Both basic and diluted earnings per share were $0.06 for the three months ended March 31, 2013 and $0.01 for the three months ended March 31, 2012. Both basic and diluted earnings per share were $0.00 for the six months ended March 31, 2013 and $0.00 for the six months ended March 31, 2012.
The return on average assets for the three months ended March 31, 2013 and 2012 was 0.25% and 0.05%, respectively. The return on average assets for the six months ended March 31, 2013 and 2012 was 0.22% and (0.13)%, respectively.
The return on average equity for the three months ended March 31, 2013 and 2012 was 2.45% and 0.50%, respectively. The return on average equity for the six months ended March 31, 2013 and 2012 was 2.16% and (1.31)%, respectively
An annual cash dividend was declared in the three month period ended March 31, 2013 in the amount of $0.02 per share, which was paid on April 18, 2013. No cash dividends were declared or paid in either of the three or six month periods ended March 31, 2012.
Key factors behind these results were:

•
Net interest income and net interest margin decreased during the three and six months ended March 31, 2013 from the comparable prior year periods. We continue to see both rate and volume related decreases in both interest income on loans and interest expense on deposits.

•
Net interest income was $4,769 for the three month period ended March 31, 2013, a decrease of $264 or 5.25% from the three month period ended March 31, 2012. Net interest income was $9,730 for the six month period ended March 31, 2013, a decrease of $621 or 6.00% from the prior year period.

•
The net interest margin of 3.66% for the three months ended March 31, 2013 represents a 25 bp decrease from a net interest margin of 3.91% for the three months ended March 31, 2012. The net interest margin of 3.71% for the six months ended March 31, 2013 represents a 28 bp decrease from a net interest margin of 3.99% for the three months ended March 31, 2012.

•
Total loans were $422,072 at March 31, 2013, a decrease of $5,717, or 1.34% from their balances at September 30, 2012. Total deposits were $436,543 at March 31, 2013, an increase of $14,485 or 3.43% from their balances at September 30, 2012.

•
Net loan charge-offs decreased from $1,870 for the six months ended March 31, 2012 to $1,480 for the six months ended March 31, 2013. Continued lower levels of net loan charge-offs led to a decreased provision for loan losses of $1,665 for the six month period ended March 31, 2013, compared to $2,640 for the six months ended March 31, 2012. Annualized net loan charge-offs as a percentage of average loans were 0.70% for the six months ended March 31, 2013, compared to 0.87% for the six months ended March 31, 2012.

•
Non-interest income increased from $602 for the three months ended March 31, 2012 to $696 for the three months ended March 31, 2013. Non-interest income increased from $652 for the six months ended March 31, 2012 to $1,456 for the six months ended March 31, 2013. The increase of $804 during the current year six month period was a result, in part, to a $608 gain on sale of available for sale securities occurring during the six months ended March 31, 2013 compared to $80 for the comparable prior year period and an increase in income from loan fees and service charges of $222 during the current year six month period compared to the prior year six month period.

•
Non-interest expense decreased $264, from $4,421 to $4,157 for the three month period ending March 31, 2013 compared to the three month period ending March 31, 2012. Non-interest expense decreased $380 from $8,929 to $8,549 for the six month period ending March 31, 2013 compared to the six month period ending March 31, 2012. The decrease in non-interest expense in the current year period was primarily attributable to an insurance settlement reimbursement for legal fees incurred.

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
Allowance for Loan Losses.
We maintain an allowance for loan losses to absorb probable incurred losses in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in our loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in our loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). We believe that the Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory requirements. However, based on periodic examinations by regulators, the amount of the allowance for loan losses recorded during a particular period may be adjusted.
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
We monitor our portfolio investments on an on-going basis and we have historically obtained quarterly independent valuations of our non-agency residential mortgage-backed securities. This analysis is utilized to ascertain whether any decline in market value is other-than-temporary. In determining whether an impairment is other-than-temporary, we consider the following factors; the length of time and the extent to which the market value has been below cost, recent events specific to the issuer including investment downgrades by rating agencies and economic conditions within the issuer’s industry, whether it is more likely than not that we will be required to sell the security before there would be a recovery in value, and the credit performance of the underlying collateral backing the securities, including delinquency rates, cumulative losses to date, and prepayment speed.
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
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of March 31, 2013, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and six month periods ended March 31, 2013 and 2012, respectively.
Net interest income was $4,769 for the three months ended March 31, 2013, compared to $5,033 for the three months ended March 31, 2012. Net interest income was $9,730 for the six months ended March 31, 2013, compared to $10,351 for the same period in the prior year. The net interest margin for the three and six months ended March 31, 2013 was 3.66% and 3.71% compared to 3.91% and 3.99% for the three and six months ended March 31, 2012. The reduction in net interest margin was primarily attributable to corresponding decreases in interest rate spread over the prior year periods. The primary factor contributing to the decline in interest rate spread between the periods was a decrease in the average balance of outstanding higher rate loan balances offset, in part, by the restructuring of higher rate FHLB borrowings and new advances of FHLB borrowings at lower interest rates. During the six months ended March 31, 2013, $13,000 of FHLB borrowings were restructured from an average interest rate of 4.13% to 1.92%.
As shown in the rate/volume analysis in the following pages, volume changes resulted in decreases of $125 and $202 in net interest income for the three and six month periods ended March 31, 2013, respectively, compared to the comparable prior year periods. The decrease and changes in the composition of interest earning assets resulted in $17 and $26 decreases in interest income for the three and six months ended March 31, 2013, respectively, compared to the same periods in the prior year. Rate changes on interest earning assets decreased interest income by $592 and $1,356 for the three and six month periods ended March 31, 2013. The decrease was partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $453 and $937 over the same period in the prior year, resulting in a net decrease of $139 and $419 in net interest income due to changes in interest rates during the three and six month periods ended March 31, 2013. The increase in our balance of FHLB borrowings is the primary factor affecting volume changes during this same period. Rate decreases on all asset and deposit categories are reflective of the current overall lower market interest rate environment versus the same period last year.

We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. A continuing low interest rate environment will enable us to experience a further reduction in our cost of funds while loans continue to prepay at faster than historical speeds.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Shown below, is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at March 31, 2013, and for the comparable prior year three and six month periods. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $528,955 and $525,844 for the three and six month periods ended March 31, 2013, compared to $515,871 and $518,923 for the comparable prior year periods. Interest income on interest earning assets was $6,098 and $12,468 for the three and six month periods ended March 31, 2013, compared to $6,707 and $13,850 for the same periods in the prior year. Interest income is comprised primarily of interest income on loans and interest income on available for sale securities. Interest income on loans was $5,707 and $6,360 for the three and six month periods ended March 31, 2013, compared to $6,360 and $13,162, for the comparable prior year periods. Interest income on available for sale securities was $374 and $735 for the three and six month periods ended March 31, 2013, compared to $332 and $487 for the similar prior year periods. The decrease in loan interest income was primarily due to a continued lower interest rate environment. The increase in interest income on available for sale securities was primarily due to increased volume.
Average interest bearing liabilities were $479,070 and $475,945 for the three and six month periods ended March 31, 2013, compared to $466,181 and $471,294 for the similar prior year period. Interest expense on interest bearing liabilities was $1,329 and $2,738 for the three and six month periods ended March 31, 2013, compared to $1,674 and $3,499 for the same periods in the prior year. Interest expense is comprised primarily of interest expense accrued on money market accounts, certificates of deposit and FHLB advances. The decrease in interest expense in the current year period was primarily due to maturities and restructuring of higher rate FHLB advances which carry higher interest rates than deposits, increases in lower rate new FHLB advances, and lower balances and interest rates paid on money market accounts and certificates of deposit.
For the three and six months ended March 31, 2013, interest expense on interest-bearing deposits decreased $16 and $102 , respectively, from volume and mix changes and decreased $109 and $282, respectively from the impact of the rate environment, resulting in an aggregate decrease of $125 and $384, respectively, in interest expense on interest-bearing deposits. Interest expense on FHLB advances increased $124 and $278, respectively, from volume and mix changes and decreased $344 and $655, respectively, from the impact of the rate environment, resulting in an aggregate decrease of $220 and $377, respectively, in interest expense on FHLB advances for the three and six month periods ended March 31, 2013. The decreases were due to scheduled maturities on certain higher rate FHLB advances since 2012, partially offset by newer FHLB borrowings at lower interest rates.

NET INTEREST INCOME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest-earning assets:
Cash and cash equivalents	$25,894	$10	0.16%	$18,586	$5	0.11%
Loans	420,848	5,707	5.50%	428,147	6,360	5.97%
Interest-bearing deposits	2,241	4	0.72%	5,136	9	0.70%
Securities available for sale	76,422	374	1.98%	58,601	332	2.28%
FHLB stock	3,550	3	0.34%	5,401	1	0.07%
Total interest earning assets	$528,955	$6,098	4.68%	$515,871	$6,707	5.23%
Average interest-bearing liabilities:
Savings accounts	$23,561	$4	0.07%	$24,042	$5	0.08%
Demand deposits	29,495	1	0.01%	23,893	1	0.02%
Money market	143,719	204	0.58%	150,732	209	0.56%
CD’s	210,448	920	1.77%	210,932	1,024	1.95%
IRA’s	23,522	92	1.59%	24,357	107	1.77%
Total deposits	430,745	1,221	1.15%	433,956	1,346	1.24%
FHLB Advances	48,325	108	0.91%	32,225	328	4.09%
Total interest bearing liabilities	$479,070	$1,329	1.13%	$466,181	$1,674	1.44%
Net interest income		$4,769			$5,033
Interest rate spread			3.55%			3.79%
Net interest margin			3.66%			3.91%
Average interest-earning assets to average interest-bearing liabilities			1.10			1.11

Six months ended March 31, 2013 compared to the six months ended March 31, 2012:

	Six months ended March 31, 2013			Six months ended March 31, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest-earning assets:
Cash and cash equivalents	$24,458	$19	0.16%	$22,886	$18	0.16%
Loans	422,837	11,702	5.55%	430,110	13,162	6.12%
Interest-bearing deposits	1,530	6	0.79%	7,025	27	0.77%
Securities available for sale	73,362	735	2.01%	53,336	640	2.40%
FHLB stock	3,657	6	0.33%	5,566	3	0.11%
Total interest earning assets	$525,844	$12,468	4.76%	$518,923	$13,850	5.34%
Average interest-bearing liabilities:
Savings accounts	$23,628	$7	0.06%	$24,232	$10	0.08%
Demand deposits	28,812	1	0.01%	23,667	2	0.02%
Money market	142,136	395	0.56%	151,796	487	0.64%
CD’s	209,189	1,866	1.79%	215,893	2,124	1.97%
IRA’s	23,616	188	1.60%	24,492	218	1.78%
Total deposits	427,381	2,457	1.15%	440,080	2,841	1.29%
FHLB Advances	48,564	281	1.16%	31,214	658	4.22%
Total interest bearing liabilities	$475,945	$2,738	1.15%	$471,294	$3,499	1.48%
Net interest income		$9,730			$10,351
Interest rate spread			3.61%			3.86%
Net interest margin			3.71%			3.99%
Average interest-earning assets to average interest-bearing liabilities			1.10			1.10
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

RATE / VOLUME ANALYSIS (1)
(Dollar amounts in thousands)
Three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$2	$3	$5
Loans	(106)	(547)	(653)
Interest-bearing deposits	(5)	—	(5)
Securities available for sale	92	(50)	42
FHLB stock	—	2	2
Total interest earning assets	(17)	(592)	(609)
Interest expense:
Savings accounts	—	(1)	(1)
Demand deposits	—	—	—
Money market	(10)	5	(5)
CD’s	(2)	(102)	(104)
IRA’s	(4)	(11)	(15)
Total deposits	(16)	(109)	(125)
FHLB Advances	124	(344)	(220)
Total interest bearing liabilities	108	(453)	(345)
Net interest income	$(125)	$(139)	$(264)
Six months ended March 31, 2013 compared to the six months ended March 31, 2012:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$1	$—	$1
Loans	(219)	(1,241)	(1,460)
Interest-bearing deposits	(22)	1	(21)
Securities available for sale	215	(120)	95
FHLB stock	(1)	4	3
Total interest earning assets	(26)	(1,356)	(1,382)
Interest expense:
Savings accounts	—	(3)	(3)
Demand deposits	—	(1)	(1)
Money market	(30)	(62)	(92)
CD’s	(64)	(194)	(258)
IRA’s	(8)	(22)	(30)
Total deposits	(102)	(282)	(384)
FHLB Advances	278	(655)	(377)
Total interest bearing liabilities	176	(937)	(761)
Net interest income	$(202)	$(419)	$(621)

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Prior to the past 12 months, higher charge off levels and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Estimates—Allowance for Loan Losses”, made it necessary to increase our provision to ensure an adequate ALL. Within the last year, we have experienced lower levels of charge-offs. With both local and national unemployment rates improving slightly in recent quarters, we anticipate our actual charge-off experience to continue to remain stable throughout the fiscal year ending September 30, 2013.
Net loan charge-offs for the three and six month periods ended March 31, 2013 were $655 and $1,480, respectively, compared to $968 and $1,558, respectively, for the comparable prior year periods. Annualized net charge-offs to average loans were 0.70% for the six months ended March 31, 2013, compared to 0.84% for the comparable period in the prior year. Non-accrual loans were $3,668 at March 31, 2013, compared to $4,508 at September 30, 2012. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded provision for loan losses of $765 and $1,665, respectively, for the three and six month period ended March 31, 2013, compared to $1,100 and $2,640, respectively, for the comparable prior year period. Management believes that the provision taken for the current three and six month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make provisions, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income (loss) for the three and six month periods ended March 31, 2013 and 2012, respectively.

	Three months ended March 31,		%	Six months ended March 31,		%
	2013	2012	Change	2013	2012	Change
Non-interest Income:
Net impairment gains (losses) recognized in earnings	$27	$(3)	> 100%	$(56)	$(593)	90.56%
Service charges on deposit accounts	333	340	(2.06)	723	727	(0.55)%
Loan fees and service charges	163	115	41.74	457	235	94.47%
Other	173	150	15.33	332	283	17.31%
Total non-interest income	$696	$602	15.61%	$1,456	$652	> 100%
Non-interest income was $696 and $1,456 for the three and six month period ended March 31, 2013, respectively, compared to $602 and $652, respectively, for the comparable prior year period. The increase of $804 during the current year six month period was a result, in part, to a $608 gain on sale of available for sale securities occurring during the six months ended March 31, 2013 compared to $80 for the comparable prior year period and an increase in income from loan fees and service charges of $222 during the current year six month period compared to the prior year six month period. The increase of $94 for the three months ended March 31, 2013 over the comparable prior year period was primarily a result of an increase in income from loan fees and service charges of $48 and a $398 gain on sale of available for sale securities, offset by an increase in other-than-temporary impairment charges of $371.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and six month periods ended March 31, 2013 and 2012, respectively.

	Three months ended March 31%			Six months ended March 31,		%
	2013	2012	Change	2013	2012	Change
Non-interest Expense:
Salaries and related benefits	$2,235	$2,212	1.04%	$4,430	$4,363	1.54%
Occupancy - net	628	616	1.95	1,238	1,222	1.31
Office	432	303	42.57	729	577	26.34
Data processing	409	380	7.63	793	731	8.48
Amortization of core deposit	14	83	(83.13)	28	166	(83.13)
Advertising, marketing and public relations	46	47	(2.13)	87	100	(13.00)
FDIC premium assessment	177	163	8.59	352	343	2.62
Professional services	(139)	284	(148.94)	227	596	(61.91)
Other	355	333	6.61	665	831	(19.98)
Total non-interest expense	$4,157	$4,421	(5.97)%	$8,549	$8,929	(4.26)%

Non-interest expense (annualized) / Average assets	3.09%	3.34%	(7.49)%	3.19%	3.35%	(4.78)%
Office Expense increased in both the current three and six month periods, primarily due to costs and accruals related to our closure of a branch. Ongoing efforts to improve efficiency and cost-effectiveness in delivering banking products to our customers through a mix of traditional branch offices and online or mobile banking options is a priority of the board and management.
Non-interest expense decreased $264 or 5.97% and $380 or 4.26%  for the three and six month periods ended March 31, 2013, compared to the comparable prior year periods. The non-interest expense (annualized) to average assets ratio was 3.09% and 3.19% for the three and six month period ended March 31, 2013, compared to 3.34% and 3.35% for the same prior year periods. The decreases in non-interest expense in both the current three and six month periods, over the prior year periods, was primarily attributable to a decrease in Professional services expense, due to an insurance settlement reimbursement for legal fees incurred.
Income Taxes. Income tax expense was $210 for the three months ended March 31, 2013 compared to $48 for the comparable prior year period. Income tax expense was $379 for the six months ended March 31, 2013, compared to an income tax benefit of $218 for the comparable prior year period. The changes resulted from the variations in pre-tax income and loss items discussed above.
BALANCE SHEET ANALYSIS
Loans. Loans decreased by $5,717, or 1.34%, to $422,072 as of March 31, 2013 from $427,789 at September 30, 2012. At March 31, 2013, the loan portfolio was comprised of $263,677 of loans secured by real estate, or 62.5% of total loans, and $158,395 of consumer and other loans, or 37.5% of total loans. At September 30, 2012, the loan portfolio mix included real estate loans of $271,738, or 63.5% of total loans, and consumer and other loans of $156,051, or 36.5% of total loans. In the most recent quarter, our loan portfolio increased by $953, due to commercial real estate loan growth of $2,900 and consumer personal loan growth in the amount of $2,500, offset by loan reductions in the form of payments, payoffs and problem loans being moved off the balance sheet.
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

At least quarterly, we review the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of ASC 450-10, “Accounting for Contingencies” and ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other relevant factors specific to the markets in which we operate. We continue to refine our ALL methodology by introducing a greater level of granularity to our loan portfolio. We currently segregate loans into pools based on common risk characteristics for purposes of allocating the ALL. The additional segmentation of the portfolio is intended to provide a more effective basis for the determination of qualitative factors affecting our ALL. In addition, management continually evaluates our ALL methodology to assess whether modifications in our methodology are appropriate in light of underwriting practices, market conditions, identifiable trends, regulatory pronouncements or other factors. We believe that any modifications or changes to the ALL methodology would be to enhance the ALL. However, any such modifications could result in materially different ALL levels in future periods.
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. At March 31, 2013, we had 146 such loans, all secured by real estate or personal property with an aggregate recorded investment of $8,517. The total for the 79 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $4,437 for which $923 in specific ALL was recorded as of March 31, 2013.
At March 31, 2013, there were 21 individual substandard loans, not considered TDRs, with an aggregate recorded investment of $173, where estimated fair value was less than their book value (i.e. we deemed impairment to exist). The total specific ALL recorded for the 21 such individual loans was $48, as of March 31, 2013.
At March 31, 2013, the ALL was $5,820, or 1.40% of our total loan portfolio, compared to ALL of $5,745, or 1.34% of the total loan portfolio, at September 30, 2012. This level was based on our analysis of the loan portfolio risk at March 31, 2013, taking into account the factors discussed above.
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
Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were 90 days or more past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is discontinued according to the following schedule:
•Commercial Loans past due 90 days or more,
•Closed end consumer loans past due 120 days or more,
•Real estate loans and open ended consumer loans past due 180 days or more.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	March 31, 2013 and Six Months Then Ended	September 30, 2012 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$3,668	$4,508
Accruing loans past due 90 days or more	342	—
Total nonperforming loans (“NPLs”)	4,010	4,508
Other real estate owned	454	497
Other collateral owned	156	45
Total nonperforming assets (“NPAs”)	$4,620	$5,050
Troubled Debt Restructurings (“TDRs”)	$8,517	$8,135
Nonaccrual TDRs	$1,704	$1,329
Average outstanding loan balance	$424,931	$429,768
Loans, end of period (1)	$422,072	$427,789
Total assets, end of period	$542,462	$530,183
ALL, at beginning of period	$5,745	$4,898
Loans charged off:
Real estate loans	(673)	(1,984)
Consumer and other loans	(925)	(1,965)
Total loans charged off	(1,598)	(3,949)
Recoveries of loans previously charged off:
Real estate loans	11	30
Consumer and other loans	107	326
Total recoveries of loans previously charged off:	118	356
Net loans charged off (“NCOs”)	(1,480)	(3,593)
Additions to ALL via provision for loan losses charged to operations	1,665	4,440
ALL, at end of period	$5,930	$5,745
Ratios:
ALL to NCOs (annualized)	200.34%	159.89%
NCOs (annualized) to average loans	0.70%	0.84%
ALL to total loans	1.40%	1.34%
NPLs to total loans	0.95%	1.05%
NPAs to total assets	0.85%	0.95%
Total Assets:	$542,462	$530,183
(1)    Total loans at March 31, 2013, include $10,259 in consumer loans purchased from a third party. See Note 3 in the
Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.
Non-performing loans of $4,010 at March 31, 2013, which included $1,704 of non-accrual troubled debt restructured loans, reflected a reduction of $498 from the non-performing loans balance of $4,508 at September 30, 2012. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Our non-performing assets were $4,620 at March 31, 2013, or 0.85% of total assets compared to $5,050, or 0.95% of total assets at September 30, 2012. The decrease in non-performing assets since September 30, 2012 was primarily a result of a reduction in nonaccrual loans.
Other real estate owned (OREO) decreased by $43, from $497 at September 30, 2012 to $454 at March 31, 2013. Other collateral owned increased $111 during the six months ended March 31, 2013 to $156 from the September 30, 2012 balance of

$45. The increase in other collateral owned was largely due to more aggressive credit monitoring and collection practices. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Loans 30 to 90 days past due have decreased significantly during the six months ended March 31, 2013 compared to the comparable prior year period, which management believes is indicative of a decreasing likelihood of loans migrating toward nonaccrual or nonperforming status in the future. We believe our improved credit and underwriting policies are supporting more effective lending decisions by the Bank, which increases the likelihood of improved loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.
Net charge offs for the three and six months ended March 31, 2013 were $655 and $1,480, respectively, compared to $968 and $1,558, respectively, for the same prior year periods. The ratio of annualized net charge-offs to average loans receivable was 0.70% for the six month period ended March 31, 2013, compared to 0.84% for the twelve months ended September 30, 2012. Improved net charge-offs during the current quarter were primarily a result of overall credit quality improvement within the loan portfolio.
Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test established by our banking regulators.
Securities available for sale, which represents our entire investment portfolio, were $80,465 at March 31, 2013 compared with $67,111 at September 30, 2012. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase. As of March 31, 2013, the entire remaining book value of our non-agency residential MBS portfolio, which totaled $6,571, has been downgraded from investment grade to below investment grade. The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions. Taking into consideration these developments, we have determined that it is likely the Bank will not collect all amounts due according to the contractual terms of these securities.
As part of our asset and liability management activities, we review our non-agency MBS portfolio on a monthly basis. We analyze credit risk, i.e. the likelihood of potential future OTTI adjustments and current market prices relative to our current book value. We also analyze the impact of these securities on our regulatory risk-based capital requirements.
As a result of our analysis, we recorded $371 of additional OTTI during the three month period ended March 31, 2013, which represented the entire book value of one security.
Despite more favorable market prices in recent months on certain non-agency MBS, we believe that the remaining fair value of our non-agency MBS portfolio, totaling $5,039, is still subject to numerous risk factors outside of our control, such as market volatility and changes in the credit quality of underlying collateral. Future evaluations of fair value could result in additional OTTI losses.
On March 31, 2013, all five of our remaining securities included in our non-agency residential MBS portfolio have unrealized losses currently included in accumulated other comprehensive income. These losses represent a 23.3% decline in value in comparison to our amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

The amortized cost and market values of our available for sale securities by asset categories as of the periods indicated below were as follows:

	Amortized Cost	Fair Value
March 31, 2013
U.S. Agency securities	$12,455	$12,353
U.S. Agency mortgage-backed securities	12,880	13,152
U.S. Agency Floating rate bonds	6,811	6,773
Fannie Mae mortgage-backed securities	14,893	14,866
Freddie Mac mortgage-backed securities	12,712	12,714
Non-agency mortgage-backed securities	6,571	5,039
General Obligation Municipal Bonds	12,277	12,225
Revenue Municipal Bonds	3,363	3,343
Totals	$81,962	$80,465
September 30, 2012
U.S. Agency mortgage-backed securities	$16,504	$17,022
U.S. Agency Floating rate bonds	7,742	7,977
Fannie Mae mortgage-backed securities	11,591	11,817
Freddie Mac mortgage-backed securities	11,660	11,887
Non-agency mortgage-backed securities	8,524	6,586
General Obligation Municipal Bonds	9,367	9,463
Revenue Municipal Bonds	2,291	2,359
Totals	$67,679	$67,111
As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of March 31, 2013, we held $5,039 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.
The composition of our available-for-sale portfolios by credit rating as of the periods indicated was as follows:

	March 31, 2013		September 30, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$59,751	$59,858	$47,497	$48,703
AAA	2,827	2,802	3,647	3,705
AA	11,283	11,255	6,865	6,964
A	1,201	1,184	1,146	1,153
BBB	—	—	—	—
Below investment grade	6,571	5,039	8,524	6,586
Non-rated	$329	$327	$—	$—
Total	$81,962	$80,465	$67,679	$67,111
At March 31, 2013, the approximate aggregate fair value of the five remaining non-agency MBS securities, for which other-than-temporary impairment of $4,404 has been previously recorded, was $5,039. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2012, balance of OTTI related to credit losses	$3,740
Credit portion of OTTI recognized during the six months ended March 31, 2013	664
March 31, 2013, balance of OTTI related to credit losses	$4,404

Utilizing a third party firm, we will continue to obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis. Our management and Board of Directors will review and consider additional testing during future periods to determine if additional write-downs of our non-agency MBS portfolio are warranted.
At March 31, 2013, securities in the amount of $21,965 are pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of March 31, 2013, the line of credit had a zero balance.
Deposits. Deposits increased to $436,543 at March 31, 2013, from $422,058 at September 30, 2012 due to our continued efforts to increase core deposits and allow higher rate CDs to mature without being replaced. Deposit activity by product and generated by in-store versus traditional branch locations as of March 31, 2013 was as follows:

	In-store	Traditional	Institutional	Total
Non-CD deposits	$2,180	$8,217	$—	$10,397
CD deposits - customer	1,689	3,484	—	5,173
CD deposits - institutional	—	—	(1,085)	(1,085)
Total change in deposits	$3,869	$11,701	$(1,085)	$14,485
Through execution of our branch strategy, and by expanding our deposit product offerings, we continue to pursue core deposit relationships at current market rates. Institutional certificates of deposit as a funding source decreased for the six months ended March 31, 2013 from their balance as of September 30, 2012.
The Bank had $498 in brokered deposits at both March 31, 2013 and September 30, 2012. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances decreased from $49,250 as of September 30, 2012, to $47,950 as of March 31, 2013.
Stockholders’ Equity. Total stockholders’ equity was $55,072 at March 31, 2013, compared to $55,103 at September 30, 2012. Total stockholders’ equity decreased by $31, primarily as a result of dividends declared in the amount of $103 and a decrease in other comprehensive income, offset by increased earnings during the six months ended March 31, 2013. The decrease in other comprehensive income was primarily the net affect of adjustments for realized gain and unrealized losses on available for sale securities.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At March 31, 2013, our liquidity ratio was 12.2%, which was above our targeted liquidity ratio of 10%.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $128,120 of our $230,545 (55.6%) CD portfolio as of March 31, 2013 will mature within the next 12 months, we have historically retained over 70% of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching, our retention rate may decrease in the future due to our philosophy of building customer relationships – not just deposit accounts. Through new deposit product offerings to our branch customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In our present interest rate environment, and based on maturing yields this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we will continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $125,800 available under this arrangement. We also maintain lines of credit of $18,100 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank line of credit is a discretionary line of credit. As of March 31, 2013, our line of credit balance with the Federal Home Loan Bank was $47,950. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank and Bankers' Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2013, the Company had $10,310 in unused commitments, compared to $4,541 in unused commitments as of September 30, 2012.
Capital Resources. As of March 31, 2013, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions. Current Office of the Comptroller of Currency (“OCC”) guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2013 (Unaudited)
Total capital (to risk weighted assets)	$58,336,000	16.2%	$28,891,000	>=	8.0%	$36,114,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	53,804,000	14.9%	14,445,000	>=	4.0%	21,668,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	53,804,000	9.9%	21,662,000	>=	4.0%	27,078,000	>=	5.0%
As of September 30, 2012 (Audited)
Total capital (to risk weighted assets)	$58,673,000	15.4%	$30,519,000	>=	8.0%	$38,148,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	53,904,000	14.1%	15,259,000	>=	4.0%	22,889,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	53,904,000	10.2%	21,174,000	>=	4.0%	26,467,000	>=	5.0%

Effective January 28, 2013, the Comptroller of the Currency, the primary regulator for Citizens Community Bancorp, Inc. (the "Company") and its wholly owned subsidiary bank, Citizens Community Federal, terminated the Memorandum of Understanding dated December 23, 2009, which formerly imposed certain restrictions on the Bank's operations. On March 15, 2013, the Federal Reserve Bank, as successor to the Office of Thrift Supervision, formally announced termination of the Memorandum of Understanding previously entered into by the Company. At March 31, 2013, the Bank is categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

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
As of March 31, 2013, $185,334 of loans in our portfolio included a payable-on-demand clause. We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate. Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented in this Report. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases. The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity. As of March 31, 2012, the Bank began offering balloon loans and at March 31, 2013, there are $7,411 in outstanding balloon loan balances.

The following table sets forth, at December 31, 2012 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from gradual and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments). As of March 31, 2013, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$45,358	$(30,486)	(40)%	9.04%	(461)	bp
+200 bp	52,828	(23,016)	(30)%	10.23%	(342)
+100 bp	65,365	(10,479)	(14)%	12.18%	(147)
0 bp	75,844	—	—	13.65%	—
-100 bp	84,513	8,669	11%	14.83%	118

(1)	Assumes a gradual change in interest rates over 12 months at all maturities.
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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2013, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 at reaching a level of reasonable assurance.
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
101**
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Other Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: May 13, 2013	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: May 13, 2013	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer