Form 10-Q
period 2013-06-30
Citizens Community Bancorp Inc.
filed 2013-08-12
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
At August 12, 2013 there were 5,154,891 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2013 (unaudited) and September 30, 2012
(derived from audited financial statements)
(in thousands, except share data)

	June 30, 2013	September 30, 2012
Assets
Cash and cash equivalents	$27,882	$23,259
Other interest-bearing deposits	1,992	—
Securities available for sale (at fair value)	69,177	67,111
Federal Home Loan Bank stock	3,300	3,800
Loans receivable	438,189	427,789
Allowance for loan losses	(6,055)	(5,745)
Loans receivable, net	432,134	422,044
Office properties and equipment, net	5,056	5,530
Accrued interest receivable	1,481	1,571
Intangible assets	232	274
Foreclosed and repossessed assets, net	808	542
Other assets	9,857	6,052
TOTAL ASSETS	$551,919	$530,183
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$442,208	$422,058
Federal Home Loan Bank advances	52,950	49,250
Other liabilities	2,939	3,772
Total liabilities	498,097	475,080
Stockholders’ equity:
Common stock—5,154,891 and 5,135,550 shares issued and outstanding, respectively	51	51
Additional paid-in capital	54,108	53,969
Retained earnings	2,185	1,529
Unearned deferred compensation	(181)	(94)
Accumulated other comprehensive loss	(2,341)	(352)
Total stockholders’ equity	53,822	55,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$551,919	$530,183
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended June 30, 2013 and 2012
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest and dividend income:
Interest and fees on loans	$5,710	$6,247	$17,412	$19,409
Interest on investments	263	446	1,029	1,135
Total interest and dividend income	5,973	6,693	18,441	20,544
Interest expense:
Interest on deposits	1,187	1,274	3,644	4,115
Interest on borrowed funds	111	324	392	982
Total interest expense	1,298	1,598	4,036	5,097
Net interest income	4,675	5,095	14,405	15,447
Provision for loan losses	750	900	2,415	3,540
Net interest income after provision for loan losses	3,925	4,195	11,990	11,907
Non-interest income:
Total fair value adjustments and other-than-temporary impairment	67	107	73	(2,644)
Portion of loss recognized in other comprehensive income (loss) (before tax)	(193)	(107)	(863)	1,971
Net gain (loss) on sale of available for sale securities	(56)	11	552	91
Net gain (loss) on available for sale securities	(182)	11	(238)	(582)
Service charges on deposit accounts	525	400	1,248	1,127
Loan fees and service charges	159	168	616	403
Other	187	166	519	448
Total non-interest income	689	745	2,145	1,396
Non-interest expense:
Salaries and related benefits	2,259	2,237	6,689	6,600
Occupancy	626	617	1,864	1,838
Office	350	279	1,079	857
Data processing	443	389	1,236	1,120
Amortization of core deposit intangible	15	28	42	194
Advertising, marketing and public relations	44	47	131	147
FDIC premium assessment	66	124	418	518
Professional services	233	349	460	894
Other	323	284	989	1,115
Total non-interest expense	4,359	4,354	12,908	13,283
Income before provision for income tax	255	586	1,227	20
Provision for income taxes	89	237	468	19
Net income attributable to common stockholders	$166	$349	$759	$1
Per share information:
Basic earnings	$0.03	$0.07	$0.15	$—
Diluted earnings	$0.03	$0.07	$0.15	$—
Cash dividends paid	$—	$—	$0.02	$—
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Other Comprehensive Income (Loss) (unaudited)
Nine months ended June 30, 2013 and 2012
(in thousands, except per share data)

	Nine Months Ended
	June 30, 2013	June 30, 2012
Net income attributable to common stockholders	$759	$1
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized (losses) gains arising during period	(2,795)	715
Reclassification adjustment for gains included in net income	332	54
Change for realized losses on securities available for sale for other-than-temporary impairment write-down	474	404
Unrealized (losses) gains on securities	(1,989)	1,173
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains	—	3
Total other comprehensive (loss) income, net of tax	(1,989)	1,176
Comprehensive (loss) income	$(1,230)	$1,177

Reclassifications out of accumulated other comprehensive income for the nine months ended June 30, 2013 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Gains (losses) on sale of securities	$552		Net gain (loss) on sale of available for sale securities
			Total fair value adjustments and other-than-
	73		temporary impairment
			Portion of loss recognized in other
	(863)		comprehensive income (loss) (before tax)
	(238)
	95		Benefit for income taxes
Total reclassifications for the period	(143)		Net loss attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended June 30, 2013
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2012	5,135,550	$51	$53,969	$1,529	$(94)	$(352)	$55,103
Net Income				759			759
Other comprehensive loss, net of tax						(1,989)	(1,989)
Forfeiture of unvested shares	(503)						—
Surrender of vested shares	(639)		(4)				(4)
Common stock awarded under recognition and retention plan	20,483		120		(120)		—
Stock option expense			23				23
Amortization of restricted stock					33		33
Cash Dividends ($0.02 per share)				(103)			(103)
Balance, June 30, 2013	5,154,891	$51	$54,108	$2,185	$(181)	$(2,341)	$53,822
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended June 30, 2013 and 2012
(in thousands, except per share data)

	Nine Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income attributable to common stockholders	$759	$1
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	763	481
Depreciation	805	780
Provision for loan losses	2,415	3,540
Net realized gain on sale of securities	(552)	(91)
Other-than-temporary impairment on mortgage-backed securities	790	673
Amortization of core deposit intangible	42	194
Amortization of restricted stock	33	16
Stock based compensation expense	23	15
Loss on sale of office properties	16	134
Net gains from disposals of foreclosed properties	(70)	(32)
Provision for valuation allowance on foreclosed properties	67	144
Decrease in accrued interest receivable and other assets	557	1,044
(Decrease) increase in other liabilities	(833)	130
Total adjustments	4,056	7,028
Net cash provided by operating activities	4,815	7,029
Cash flows from investing activities:
Purchase of securities available for sale	(59,164)	(47,521)
Purchase of bank owned life insurance	(3,000)	—
Net (increase) decrease in interest-bearing deposits	(1,992)	9,543
Proceeds from sale of securities available for sale	44,780	18,200
Principal payments on securities available for sale	8,001	7,116
Proceeds from sale of FHLB stock	500	1,361
Proceeds from sale of foreclosed properties	1,368	1,421
Net increase in loans	(14,083)	(3,616)
Net capital expenditures	(345)	(380)
Net cash received from sale of office properties	—	465
Net cash used in investing activities	(23,935)	(13,411)
Cash flows from financing activities:
Net increase in Federal Home Loan Bank advances	3,700	17,750
Net increase (decrease) in deposits	20,150	(22,276)
Surrender of restricted shares of common stock	(4)	—
Cash dividends paid	(103)	—
Net cash provided by (used in) financing activities	23,743	(4,526)
Net increase (decrease) in cash and cash equivalents	4,623	(10,908)
Cash and cash equivalents at beginning of period	23,259	31,763
Cash and cash equivalents at end of period	$27,882	$20,855
Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$3,648	$4,103
Interest on borrowings	$419	$988
Income taxes	$788	$21
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$1,616	$1,284
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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through August 12, 2013, the date on which the financial statements were available to be issued. As of August 12, 2013, there were no subsequent events which required recognition or disclosure.
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
In estimating other-than-temporary impairment (OTTI), management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of OTTI that is recognized in operations and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss), net of the related tax effect.
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
Allowance for Loan Losses – The allowance for loan losses (“ALL”) is a valuation allowance for probable and inherent credit losses in our loan portfolio. Loan losses are charged against the ALL when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL. Management estimates the required ALL balance taking into account the following factors: past loan loss experience; the nature, volume and composition of the loan portfolio; known and inherent risks in the portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; and other relevant factors determined by management. The ALL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire ALL balance is available for any loan that, in management’s judgment, should be charged off.
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual substandard loans not considered a TDR, when full payment under the loan terms is not expected. All TDRs are individually evaluated for impairment. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. If a TDR or substandard loan is deemed to be impaired, a specific ALL allocation is established so that the loan is reported, net, at either (a) the present value of estimated future cash flows using the loan’s existing rate; or (b) at the fair value of any collateral less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90+ days past due, and certain TDRs that are less than 90+ days delinquent, the likelihood of the loan migrating to over 90 days past due is also factored when determining the specific ALL allocation. Large groups of smaller balance homogeneous loans, such as non-TDR commercial, consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.
Foreclosed and Repossessed Assets, net – Assets acquired through foreclosure or repossession, are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and are included in non-interest expense, other on the Consolidated Statements of Operations. Foreclosed and repossessed asset balances were $808 and $542 at June 30, 2013 and September 30, 2012, respectively.
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
The Company regularly reviews the carrying amount of its net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carry forward periods, any experience with utilization of operating loss and tax credit carry forwards not expiring, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. Accordingly, the Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.
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
Recent Accounting Pronouncements - On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires new disclosure for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is intended to help entities improve the transparency of changes in other comprehensive income and items reclassified out of accumulated other comprehensive income in their financial statements. For public entities, ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012. Early adoption is permitted. The Company has adopted ASU 2013-02 effective March 31, 2013. The adoption of ASU 2013-02 had no material effect on the Company's results of operations, financial position or cash flows.

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

Assets Measured on a Recurring Basis
Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Bank, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturity, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value ratio, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. The Company had an independent valuation conducted for all Level 3 securities as of June 30, 2013.
The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2012:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Securities available for sale:
U.S. Agency securities	$19,813		$19,813
U.S. Agency mortgage-backed securities	6,323	—	6,323	—
U.S. Agency Floating Rate Bonds	6,731	—	6,731	—
Fannie Mae mortgage-backed securities	14,507	—	14,507	—
Freddie Mac mortgage-backed securities	9,671	—	9,671	—
Non-agency mortgage-backed securities	1,371	—	—	1,371
General Obligation Municipal Bonds	9,256	—	9,256	—
Revenue Municipal Bonds	1,505	—	1,505	—
Total	$69,177	$—	$67,806	$1,371
September 30, 2012
Securities available for sale:
U.S. Agency mortgage-backed securities	$17,022	$—	$17,022	$—
U.S. Agency Floating Rate Bonds	7,977	—	7,977	—
Fannie Mae mortgage-backed securities	11,817	—	11,817	—
Freddie Mac mortgage-backed securities	11,887	—	11,887	—
Non-agency mortgage-backed securities	6,586	—	—	6,586
General Obligation Municipal Bonds	9,463	—	9,463	—
Revenue Municipal Bonds	2,359	—	2,359	—
Total	$67,111	$—	$60,525	$6,586
The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended, June 30, 2013 and 2012:

	Nine Months Ended
	June 30, 2013	June 30, 2012
Balance beginning of period	$6,586	$9,143
Total gains or losses (realized/unrealized):
Included in earnings	(790)	(673)
Included in other comprehensive loss	1,074	1,379
Sales	(3,802)	—
Payments, accretion and amortization	(1,697)	(2,433)
Balance end of period	$1,371	$7,416

Assets Measured on a Nonrecurring Basis

The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2013 and September 30, 2012:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Foreclosed and repossessed assets, net	$808	$—	$—	$808
Loans restructured in a TDR	8,414	—	—	8,414
Total	$9,222	$—	$—	$9,222
September 30, 2012
Foreclosed and repossessed assets, net	$542	$—	$—	$542
Loans restructured in a TDR	7,511	—	—	7,511
Total	$8,053	$—	$—	$8,053
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
The carrying amount and estimated fair value of financial instruments as of the dates indicated were as follows:

	June 30, 2013		September 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$27,882	$27,882	$23,259	$23,259
Interest-bearing deposits	1,992	1,992	—	—
Securities available for sale	69,177	69,177	67,111	67,111
FHLB stock	3,300	3,300	3,800	3,800
Loans receivable, net	432,134	450,185	422,044	452,520
Accrued interest receivable	1,481	1,481	1,571	1,571
Financial liabilities:
Deposits	$442,208	$446,331	$422,058	$427,893
FHLB advances	52,950	53,041	49,250	50,254
Accrued interest payable	31	31	99	99

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Real Estate	Consumer and Other	Total
Nine Months then Ended June 30, 2013:
Allowance for Loan Losses:
Beginning balance, October 1, 2012	$2,287	$3,458	$5,745
Charge-offs	(1,114)	(1,238)	(2,352)
Recoveries	26	221	247
Provision	1,259	1,156	2,415
Ending balance, June 30, 2013	$2,458	$3,597	$6,055
Allowance for Loan Losses at June 30, 2013:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$786	$246	$1,032
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$1,672	$3,351	$5,023
Loans Receivable as of June 30, 2013:
Ending balance	$267,320	$170,869	$438,189
Ending balance: individually evaluated for impairment	$4,142	$1,061	$5,203
Ending balance: collectively evaluated for impairment	$263,178	$169,808	$432,986

	Real Estate	Consumer and Other	Total
Year ended September 30, 2012
Allowance for Loan Losses:
Beginning balance, October 1, 2011	$1,907	$2,991	$4,898
Charge-offs	(1,984)	(1,965)	(3,949)
Recoveries	30	326	356
Provision	2,334	2,106	4,440
Ending balance, September 30, 2012	$2,287	$3,458	$5,745
Allowance for Loan Losses at September 30, 2012:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$500	$124	$624
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$1,787	$3,334	$5,121
Loans Receivable as of September 30, 2012:
Ending balance	$271,739	$156,050	$427,789
Ending balance: individually evaluated for impairment	$4,371	$946	$5,317
Ending balance: collectively evaluated for impairment	$267,368	$155,104	$422,472
The Bank has originated substantially all loans currently recorded on the Company’s consolidated balance sheet.
During October 2012, the Bank entered into an agreement to purchase consumer loans from a third party on an ongoing basis. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are ultimately charged off. As of June 30, 2013, the balance of the consumer loans purchased was $15,028. The balance in the cash reserve account was $454, which is included in Deposits on the consolidated balance sheet.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer and Other Loans		Total Loans
	June 30, 2013	September 30, 2012	June 30, 2013	September 30, 2012	June 30, 2013	September 30, 2012
Performing loans
Performing TDR loans	$5,745	$5,751	$1,117	$1,055	$6,862	$6,806
Performing loans other	259,087	260,719	169,256	154,427	428,343	415,146
Total performing loans	264,832	266,470	170,373	155,482	435,205	421,952

Nonperforming loans (1)
Nonperforming TDR loans	1,338	1,259	214	70	1,552	1,329
Nonperforming loans other	1,150	4,010	282	498	1,432	4,508
Total nonperforming loans	$2,488	$5,269	$496	$568	$2,984	$5,837
Total loans	$267,320	$271,739	$170,869	$156,050	$438,189	$427,789

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.
An aging analysis of the Company’s real estate and consumer and other loans as of June 30, 2013 and September 30, 2012, respectively, was as follows:

	1 Month Past Due	2 Months Past Due	Greater Than 3 Months	Total Past Due	Current	Total Loans	Recorded Investment > 3 months and Accruing
June 30, 2013
Real estate loans	$1,458	$524	$2,202	$4,184	$263,136	$267,320	$195
Consumer and other loans	1,017	252	287	1,556	169,313	170,869	122
Total	$2,475	$776	$2,489	$5,740	$432,449	$438,189	$317
September 30, 2012
Real estate loans	$1,814	$676	$3,348	$5,838	$265,901	$271,739	$—
Consumer and other loans	1,846	453	341	2,640	153,410	156,050	—
Total	$3,660	$1,129	$3,689	$8,478	$419,311	$427,789	$—

At June 30, 2013, the Company has identified $8,414 of TDR loans and $3,229 of substandard loans as impaired, including $6,862 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of June 30, 2013 and September 30, 2012 was as follows:

	With No Related Allowance Recorded			With An Allowance Recorded			Totals
	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total
Recorded investment at June 30, 2013	$5,356	$1,084	$6,440	$4,142	$1,061	$5,203	$9,498	$2,145	$11,643
Unpaid balance at June 30, 2013	5,356	1,084	6,440	4,142	1,061	5,203	9,498	2,145	11,643
Recorded investment at September 30, 2012	2,720	179	2,899	4,290	946	5,236	7,010	1,125	8,135
Unpaid balance at September 30, 2012	2,720	179	2,899	4,290	946	5,236	7,010	1,125	8,135
Average recorded investment; nine months ended June 30, 2013	3,895	569	4,464	4,331	1,015	5,346	8,226	1,584	9,810
Average recorded investment; twelve months ended September 30, 2012	3,128	343	3,471	3,092	837	3,929	6,220	1,180	7,400
Interest income received; nine months ended June 30, 2013	158	67	225	53	31	84	211	98	309
Interest income received; twelve months ended September 30, 2012	43	8	51	78	27	105	121	35	156

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 9 delinquent TDRs, greater than 60 days past due, with a recorded investment of $1,086 at June 30, 2013, compared to 11 such loans with a recorded investment of $1,221 at September 30, 2012. A summary of loans by loan type modified in a troubled debt restructuring as of June 30, 2013 and June 30, 2012, and during each of the nine months then ended, was as follows:

	Real Estate	Consumer and Other	Total
June 30, 2013 and
Nine Months then Ended:
Accruing / Performing:
Beginning balance	$5,751	$1,055	$6,806
Principal payments	(353)	(231)	(584)
Charge-offs	(55)	(4)	(59)
Advances	17	3	20
New restructured (1)	149	182	331
Class transfers (2)	701	112	813
Transfers between accrual/non-accrual	(465)	—	(465)
Ending balance	$5,745	$1,117	$6,862
Non-accrual / Non-performing:
Beginning balance	$1,259	$70	$1,329
Principal payments	(524)	(64)	(588)
Charge-offs	(156)	(13)	(169)
Advances	12	3	15
New restructured (1)	—	1	1
Class transfers (2)	282	217	499
Transfers between accrual/non-accrual	465	—	465
Ending balance	$1,338	$214	$1,552
Totals:
Beginning balance	$7,010	$1,125	$8,135
Principal payments	(877)	(295)	(1,172)
Charge-offs	(211)	(17)	(228)
Advances	29	6	35
New restructured (1)	149	183	332
Class transfers (2)	983	329	1,312
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,083	$1,331	$8,414

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
June 30, 2012 and
Nine Months then Ended:
Accruing / Performing:
Beginning balance	$3,506	$950	$4,456
Principal payments	(165)	(116)	(281)
Charge-offs	(79)	(65)	(144)
Advances	9	10	19
New restructured (1)	63	223	286
Class transfers (2)	1,318	(59)	1,259
Transfers between accrual/non-accrual	865	157	1,022
Ending balance	$5,517	$1,100	$6,617
Non-accrual / Non-performing:
Beginning balance	$1,923	$283	$2,206
Principal payments	(31)	(89)	(120)
Charge-offs	(366)	(144)	(510)
Advances	7	1	8
New restructured (1)	56	106	162
Class transfers (2)	—	74	74
Transfers between accrual/non-accrual	(865)	(157)	(1,022)
Ending balance	$724	$74	$798
Totals:
Beginning balance	$5,429	$1,233	$6,662
Principal payments	(196)	(205)	(401)
Charge-offs	(445)	(209)	(654)
Advances	16	11	27
New restructured (1)	119	329	448
Class transfers (2)	1,318	15	1,333
Transfers between accrual/non-accrual	—	—	—
Ending balance	$6,241	$1,174	$7,415

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
September 30, 2012 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$3,506	$950	$4,456
Principal payments	(200)	(152)	(352)
Charge-offs	(79)	(117)	(196)
Advances	28	10	38
New restructured (1)	518	331	849
Class transfers (2)	1,383	(124)	1,259
Transfers between accrual/non-accrual	595	157	752
Ending balance	$5,751	$1,055	$6,806
Non-accrual / Non-performing:
Beginning balance	$1,923	$283	$2,206
Principal payments	(33)	(93)	(126)
Charge-offs	(440)	(144)	(584)
Advances	11	1	12
New restructured (1)	393	106	499
Class transfers (2)	—	74	74
Transfers between accrual/non-accrual	(595)	(157)	(752)
Ending balance	$1,259	$70	$1,329
Totals:
Beginning balance	$5,429	$1,233	$6,662
Principal payments	(233)	(245)	(478)
Charge-offs	(519)	(261)	(780)
Advances	39	11	50
New restructured (1)	911	437	1,348
Class transfers (2)	1,383	(50)	1,333
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,010	$1,125	$8,135

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	June 30, 2013		September 30, 2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Real estate	57	$7,083	50	$7,010
Consumer and other	92	1,331	62	1,125
	149	$8,414	112	$8,135
As an integral part of their examination process, various regulatory agencies review the Bank’s ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of our management based on information available to the regulators at the time of their examinations.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale as of June 30, 2013 and September 30, 2012, respectively, were as follows:

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
U.S. Agency securities	$21,118	$5	$1,310	$19,813
U.S. Agency mortgage-backed securities	6,474	24	175	6,323
U.S. Agency floating rate bonds	6,742	4	15	6,731
Fannie Mae mortgage-backed securities	14,977	—	470	14,507
Freddie Mac mortgage-backed securities	10,080	—	409	9,671
Non-agency mortgage-backed securities	2,235	—	864	1,371
General obligation municipal bonds	9,798	—	542	9,256
Revenue municipal bonds	1,636	—	131	1,505
Total investment securities	$73,060	$33	$3,916	$69,177

September 30, 2012
U.S. Agency mortgage-backed securities	$16,504	$524	$6	$17,022
U.S. Agency floating rate bonds	7,742	235	—	7,977
Fannie Mae mortgage-backed securities	11,591	226	—	11,817
Freddie Mac mortgage-backed securities	11,660	227	—	11,887
Non-agency mortgage-backed securities	8,524	—	1,938	6,586
General obligation municipal bonds	9,367	147	51	9,463
Revenue municipal bonds	2,291	68	—	2,359
Total investment securities	$67,679	$1,427	$1,995	$67,111
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

A summary of the amount of other-than-temporary impairment related to credit losses on available for sale securities that have been recognized in earnings follows:

	Nine months ended June 30, 2013	Nine months ended June 30, 2012
Beginning balance of the amount of OTTI related to credit losses	$3,740	$2,408
Credit portion of OTTI on securities for which OTTI was not previously recognized	817	673
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	(27)	—
Credit portion of OTTI on securities in default for which OTTI was previously recognized	(2,227)	—
Credit portion of OTTI previously recognized on securities sold during the period	(1,103)	—
Ending balance of the amount of OTTI related to credit losses	$1,200	$3,081

During the quarter ended June 30, 2013, the Bank sold three non-agency mortgage-backed securities (MBS) and eighteen other securities with an aggregate amortized cost of $20,114, resulting in a net realized loss of $56. The sale was executed in order to (a) take advantage of current favorable market prices to minimize realized losses on certain non-agency MBS, (b) reduce the Bank's exposure to credit risk within its non-agency MBS portfolio, and (c) improve the Bank's risk-based capital position by eliminating certain MBS securities which represented higher risk-weighted assets for regulatory capital computation purposes. To date, prior to the sale, the Bank had recognized $1,103 of other-than-temporary impairment in earnings on the aforementioned three non-agency mortgage-backed securities.

In the quarter ended March 31, 2013, the Bank recognized $372 of other-than-temporary impairment in earnings on a non-agency MBS, which brought the amortized cost of this specific non-agency MBS to $0. To date, the Bank had recognized $2,227 of other-than-temporary impairment in earnings on this specific aforementioned non-agency mortgage-backed security. During the quarter ended June 30, 2013, the Bank received $27 in cash payments from this specific non-agency MBS that was in default.
The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of June 30, 2013, there were no borrowings outstanding on the Federal Reserve line of credit.

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at June 30, 2013 and September 30, 2012 was as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	June 30,		September 30,
Ended September 30,	2013		2012
2013	$15,450	0.18%	$22,100	1.34%
2014	2,500	0.53%	8,650	3.31%
2015	10,000	0.75%	11,500	1.18%
2016	11,600	1.01%	7,000	0.96%
After 2016	13,400	1.93%	—	NA
Total fixed maturity	$52,950		$49,250
Advances with amortizing principal	—		—
Total	$52,950		$49,250
At June 30, 2013, the Bank’s available and unused portion of this borrowing arrangement was approximately $120,183.
Maximum month-end amounts outstanding were $52,950 and $35,100 during the nine month periods ended June 30, 2013 and 2012, respectively.
Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $240,462 of real estate mortgage loans.

NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Nine months ended June 30, 2013	Nine months ended June 30, 2012
Current tax provision
Federal	$78	$710
State	(3)	155
	75	865
Deferred tax provision (benefit)
Federal	323	(744)
State	70	(102)
	393	(846)
Total	$468	$19
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Nine months ended June 30, 2013		Nine months ended June 30, 2012
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$417	34.0%	$7	34.0%
State income taxes net of federal	66	5.4	1	5.4
Tax exempt interest	(26)	(2.1)	—	—
Other	11	0.9	11	56.8
Total	$468	38.1%	$19	96.2%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of June 30, 2013 and September 30, 2012, respectively:

	June 30, 2013	September 30, 2012
Deferred tax assets:
Allowance for loan losses	$2,384	$2,262
Deferred loan costs/fees	323	352
Director/officer compensation plans	598	1,088
Net unrealized loss on securities available for sale	1,553	227
Impairment loss	1,303	1,421
Other	159	196
Deferred tax assets	6,320	$5,546
Deferred tax liabilities:
Office properties and equipment	(659)	(759)
Federal Home Loan Bank stock	—	(64)
Other	(87)	(83)
Deferred tax liabilities	(746)	(906)
Net deferred tax assets	$5,574	$4,640

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies,” above. At June 30, 2013 and September 30, 2012, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of June 30, 2013, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2010 to present. The years open to examination by state and local government authorities varies by jurisdiction.
The tax effects from uncertain tax positions can be recognized in the financial statements, provided the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized, upon ultimate settlement with the relevant tax authority. The Company applied the foregoing accounting standard to all of its tax positions for which the statute of limitations remained open as of the date of the accompanying consolidated financial statements.
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the nine month periods ended June 30, 2013 and 2012, the Company recognized interest expense in the amount of $22 and $0, respectively, related to income tax issues in its statements of operations. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of June 30, 2013 or September 30, 2012.

NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of June 30, 2013, 113,910 and 103,933 restricted shares under this plan were issued and outstanding, respectively. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares, $6.18 for 6,832 shares and $5.24 for 20,312 shares. During the three and nine months ended, September 30, 2012, 2,500 shares were granted to eligible participants under this plan at a weighted average fair value of $5.65 per share. During the three and nine months ended June 30, 2013, 0 and 20,483 shares, respectively, were granted to eligible participants under this plan at a weighted average fair value of $0.00 and $5.84 per share, respectively. Compensation expense related to these awards was $12 and $33 for the three and nine month periods ended June 30, 2013, respectively.
There were no previously awarded shares that were forfeited in either of the three or nine month periods ending June 30, 2013 or 2012, respectively. There were 639 shares of the Company's common stock surrendered during the three and nine month periods ending June 30, 2013, to satisfy the withholding taxes due upon the vesting of certain previously awarded shares.
In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At June 30, 2013, 284,778 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.15 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through June 30, 2013, since the plan’s inception, options for 82,283 shares of the Company’s common stock were vested, options for 68,649 shares were unvested, options for 129,288 shares were forfeited and options for 4,558 shares were exercised. Of the 284,778 options granted, 150,932 remained outstanding as of June 30, 2013.
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation for the three and nine month periods ended June 30, 2013, were $8 and $23, respectively, and the compensation cost recognized for stock-based employee compensation for the three and nine month periods ended June 30, 2012 were $5 and $15, respectively.

In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. In October 2008, the Compensation Committee suspended consideration of awards under this Plan. In June 2013, the Board of Directors, at their regularly scheduled meeting, released the suspension of distributions or awards under this plan. Accordingly, awards are again available for grant by the Compensation Committee under this plan. As of June 30, 2013, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
On October 1, 2011, the Company adopted ASU 2011-05, “Presentation of Comprehensive Income”. In addition to presenting the Consolidated Statements of Other Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to each component of other comprehensive income (loss) for the nine months ended June 30, 2013:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized losses arising during the period	$(4,657)	(1,862)	$(2,795)
Less: reclassification adjustment for gains included in net income	552	220	332
Changes for realized losses on securities available for sale for OTTI write-down	790	316	474
Other comprehensive loss	$(3,315)	$(1,326)	$(1,989)
The changes in the accumulated balances for each component of other comprehensive income (loss) for the nine months ended June 30, 2013 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2012	$(341)	$(11)	$(352)
Current year-to-date other comprehensive income (loss), net of tax	(1,989)	—	(1,989)
Ending balance, June 30, 2013	$(2,330)	$(11)	$(2,341)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2013, and the consolidated results of operations for the nine months ended June 30, 2013, compared to the same periods in the fiscal year ended September 30, 2012. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 10, 2012. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share and per share amounts, are stated in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three and nine month periods ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income as reported	$166	$349	$759	$1
EPS - basic, as reported	$0.03	$0.07	$0.15	$—
EPS - diluted, as reported	$0.03	$0.07	$0.15	$—
Cash dividends paid	$—	$—	$0.02	$—
Return on average assets (annualized)	0.12%	0.26%	0.19%	0.00%
Return on average equity (annualized)	1.22%	2.62%	1.86%	0.00%
Efficiency ratio, as reported (1)	79.40%	74.55%	74.44%	75.83%

(1)
The efficiency ratio is calculated as non-interest expense divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings. A lower ratio indicates greater efficiency.

The following is a brief summary of some of the significant factors that affected our operating results in the three and nine month periods ended June 30, 2013 and 2012. See the remainder of this section for a more thorough discussion.
We reported net income of $166 for the three months ended June 30, 2013, compared to $349 for the three months ended June 30, 2012. We reported net income of $759 for the nine months ended June 30, 2013, compared to net income of $1 for the nine months ended June 30, 2012. Both basic and diluted earnings per share were $0.03 for the three months ended June 30, 2013 and $0.07 for the three months ended June 30, 2012. Both basic and diluted earnings per share were $0.15 for the nine months ended June 30, 2013 and $0.00 for the nine months ended June 30, 2012.
The return on average assets for the three months ended June 30, 2013 and 2012 was 0.12% and 0.26%, respectively. The return on average assets for the nine months ended June 30, 2013 and 2012 was 0.19% and 0.00%, respectively.
The return on average equity for the three months ended June 30, 2013 and 2012 was 1.22% and 2.62%, respectively. The return on average equity for the nine months ended June 30, 2013 and 2012 was 1.86% and 0.00%, respectively.
The efficiency ratio increased to 79.40% for the three months ended June 30, 2013, compared to 74.55% for the three months ended June 30, 2012, primarily due to the decrease in net interest income for the three months ended June 30, 2013.
An annual cash dividend was paid in the nine month period ended June 30, 2013 in the amount of $0.02 per share, on April 18, 2013. No cash dividends were declared or paid in either of the three or nine month periods ended June 30, 2012.

Key factors behind these results were:

•
Net interest income and net interest margin decreased during the three and nine month periods ended June 30, 2013 from the comparable prior year periods. We continue to see rate related decreases in both interest income on loans and interest expense on deposits.

•
Net interest income was $4,675 for the three month period ended June 30, 2013, a decrease of $420 or 8.24% from the three month period ended June 30, 2012. Net interest income was $14,405 for the nine month period ended June 30, 2013, a decrease of $1,042 or 6.75% from the prior year period.

•
The net interest margin of 3.48% for the three months ended June 30, 2013 represents a 44 bp decrease from a net interest margin of 3.92% for the three months ended June 30, 2012. The net interest margin of 3.63% for the nine months ended June 30, 2013 represents a 34 bp decrease from a net interest margin of 3.97% for the nine months ended June 30, 2012.

•
Total loans were $438,189 at June 30, 2013, an increase of $10,400, or 2.43% from their balances at September 30, 2012. Total deposits were $442,208 at June 30, 2013, an increase of $20,150 or 4.77% from their balances at September 30, 2012.

•
Net loan charge-offs decreased from $2,736 for the nine months ended June 30, 2012 to $2,105 for the nine months ended June 30, 2013. Continued lower levels of net loan charge-offs led to a decreased provision for loan losses of $2,415 for the nine month period ended June 30, 2013, compared to $3,540 for the nine months ended June 30, 2012. Annualized net loan charge-offs as a percentage of average loans were 0.65% for the nine months ended June 30, 2013, compared to 0.85% for the nine months ended June 30, 2012.

•
Non-interest income decreased from $745 for the three months ended June 30, 2012 to $689 for the three months ended June 30, 2013, due to an increase in other-than-temporary impairment and a net loss on the sale of three of our remaining five non-agency mortgage-backed securities. Non-interest income increased from $1,396 for the nine months ended June 30, 2012 to $2,145 for the nine months ended June 30, 2013. The increase of $749 during the current year nine month period was a result, in part, to a $552 gain on sale of available for sale securities occurring during the nine months ended June 30, 2013 compared to $91 for the comparable prior year period and an increase in income from loan fees and service charges of $213 during the current year nine month period compared to the prior year nine month period.

•
Non-interest expense increased $5, from $4,354 to $4,359 for the three month period ending June 30, 2013 compared to the three month period ending June 30, 2012. Non-interest expense decreased $375 from $13,283 to $12,908 for the nine month period ending June 30, 2013 compared to the nine month period ending June 30, 2012. The decrease in non-interest expense in the current year period was primarily attributable to an insurance settlement reimbursement for legal fees incurred.

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
We monitor our portfolio investments on an on-going basis and we have historically obtained quarterly independent valuations of our non-agency residential mortgage-backed securities. This analysis is utilized to ascertain whether any decline in market value is other-than-temporary. In determining whether an impairment is other-than-temporary, we consider the following factors: the length of time and the extent to which the market value has been below cost; recent events specific to the issuer including investment downgrades by rating agencies and economic conditions within the issuer’s industry; whether it is more likely than not that we will be required to sell the security before there would be a recovery in value; and the credit performance of the underlying collateral backing the securities, including delinquency rates, cumulative losses to date, and prepayment speed.
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
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of June 30, 2013, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
STATEMENT OF OPERATIONS ANALYSIS
Net Interest Income. Net interest income represents the difference between the dollar amount of interest earned on interest-bearing assets and the dollar amount of interest paid on interest-bearing liabilities. The interest income and expense of financial institutions (including those of the Bank) are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and nine month periods ended June 30, 2013 and 2012, respectively.
Net interest income was $4,675 for the three months ended June 30, 2013, compared to $5,095 for the three months ended June 30, 2012. Net interest income was $14,405 for the nine months ended June 30, 2013, compared to $15,447 for the same period in the prior year. The net interest margin for the three and nine month periods ended June 30, 2013 was 3.48% and 3.63% compared to 3.92% and 3.97% for the three and nine month periods ended June 30, 2012. The reduction in net interest margin was primarily attributable to corresponding decreases in interest rate spread over the prior year periods. The primary factor contributing to the decline in interest rate spread between the periods was a decrease in the average balance of outstanding higher rate loan balances offset, in part, by the restructuring of higher rate FHLB borrowings and new advances of FHLB borrowings at lower interest rates. During the nine months ended June 30, 2013, $13,000 of FHLB borrowings were restructured from an average interest rate of 4.13% to 1.92%.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $35 and a decrease of $126 in net interest income for the three and nine month periods ended June 30, 2013, respectively, compared to the comparable prior year periods. The increase and changes in the composition of interest earning assets resulted in an increase of $85 and $71 in interest income for the three and nine month periods ended June 30, 2013, respectively, compared to the same periods in the prior year. Rate changes on interest earning assets decreased interest income by $805 and $2,174 for the three and nine month periods ended June 30, 2013. The decrease was partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $350 and $1,258 over the same period in the prior year, resulting in a net decrease of $455 and $916 in net interest income due to changes in interest rates during the three and nine month periods ended June 30, 2013. The increase in our balance of FHLB borrowings is the primary factor affecting volume changes during this same period. Rate decreases on all asset and deposit categories are reflective of the overall lower market interest rate environment versus historic levels.
We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. A continuing low interest rate environment will enable us to experience a further reduction in our cost of funds while loans continue to prepay at faster than historical speeds.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Shown below, is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at June 30, 2013, and for the comparable prior year three and nine month periods. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $539,125 and $530,299 for the three and nine month periods ended June 30, 2013, compared to $522,101 and $520,351 for the comparable prior year periods. Interest income on interest earning assets was $5,973 and $18,441 for the three and nine month periods ended June 30, 2013, compared to $6,693 and $20,544 for the same periods in the prior year. Interest income is comprised primarily of interest income on loans and interest income on available for sale securities. Interest income on loans was $5,710 and $17,412 for the three and nine month periods ended June 30, 2013, compared to $6,247 and $19,409, for the comparable prior year periods. Interest income on available for sale securities was $244 and $980 for the three and nine month periods ended June 30, 2013, compared to $434 and $1,075 for the similar prior year periods. The decrease in loan interest income in both the current year three and nine month periods was primarily due to a continued lower interest rate environment. The decrease in interest income on available for sale securities was primarily due to decreased rates and lower yields due to higher than expected prepayments.
Average interest bearing liabilities were $486,855 and $479,453 for the three and nine month periods ended June 30, 2013, compared to $474,420 and $473,962 for the similar prior year period. Interest expense on interest bearing liabilities was $1,298 and $4,036 for the three and nine month periods ended June 30, 2013, compared to $1,598 and $5,097 for the same periods in the prior year. Interest expense is comprised primarily of interest expense accrued on money market accounts, certificates of deposit and FHLB advances. The decrease in interest expense in both the current year three and nine month periods was primarily due to maturities and restructuring of higher rate FHLB advances which carry higher interest rates than deposits, increases in lower rate new FHLB advances, and lower interest rates paid on money market accounts and certificates of deposit.
For the three and nine months ended June 30, 2013, interest expense on interest-bearing deposits increased $15 and decreased $90, respectively, from volume and mix changes and decreased $102 and $381, respectively, from the impact of the rate environment, resulting in an aggregate decrease of $87 and $471, respectively, in interest expense on interest-bearing deposits. Interest expense on FHLB advances increased $35 and $287, respectively, from volume and mix changes and decreased $248 and $877, respectively, from the impact of the rate environment. The resulting aggregate decrease was $213 and $590, respectively, in interest expense on FHLB advances for the three and nine month periods ended June 30, 2013. The decreases were primarily due to scheduled maturities on certain higher rate FHLB advances since 2012, partially offset by newer FHLB borrowings at lower interest rates.

NET INTEREST INCOME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2013 compared to the three months ended June 30, 2012:

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest-earning assets:
Cash and cash equivalents	$26,189	$11	0.17%	$20,208	$7	0.14%
Loans	430,400	5,710	5.32%	428,674	6,247	5.86%
Interest-bearing deposits	2,117	5	0.95%	1,245	2	0.65%
Securities available for sale	77,119	244	1.27%	67,254	434	2.59%
FHLB stock	3,300	3	0.36%	4,720	3	0.26%
Total interest earning assets	$539,125	$5,973	4.44%	$522,101	$6,693	5.15%
Average interest-bearing liabilities:
Savings accounts	$25,405	$4	0.06%	$24,783	$5	0.08%
Demand deposits	31,441	1	0.01%	30,266	1	0.01%
Money market	149,065	190	0.51%	145,782	183	0.50%
CD’s	209,567	902	1.73%	206,630	984	1.92%
IRA’s	23,427	90	1.54%	24,034	101	1.69%
Total deposits	$438,905	$1,187	1.08%	$431,495	$1,274	1.18%
FHLB Advances	47,950	111	0.93%	42,925	324	3.04%
Total interest bearing liabilities	$486,855	$1,298	1.07%	$474,420	$1,598	1.35%
Net interest income		$4,675			$5,095
Interest rate spread			3.37%			3.80%
Net interest margin			3.48%			3.92%
Average interest-earning assets to average interest-bearing liabilities			1.11			1.10

Nine months ended June 30, 2013 compared to the nine months ended June 30, 2012:

	Nine months ended June 30, 2013			Nine months ended June 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest-earning assets:
Cash and cash equivalents	$24,964	$30	0.16%	$22,264	$25	0.15%
Loans	425,938	17,412	5.47%	429,833	19,409	6.03%
Interest-bearing deposits	1,693	10	0.79%	5,141	29	0.75%
Securities available for sale	74,154	980	1.77%	57,830	1,075	2.48%
FHLB stock	3,550	9	0.34%	5,283	6	0.15%
Total interest earning assets	$530,299	$18,441	4.65%	$520,351	$20,544	5.27%
Average interest-bearing liabilities:
Savings accounts	$24,236	$10	0.06%	$24,384	$15	0.08%
Demand deposits	29,470	2	0.01%	26,757	3	0.01%
Money market	144,498	585	0.54%	149,623	670	0.60%
CD’s	209,293	2,770	1.77%	213,346	3,108	1.95%
IRA’s	23,576	277	1.57%	24,342	319	1.75%
Total deposits	$431,073	$3,644	1.13%	$438,452	$4,115	1.25%
FHLB Advances	48,380	392	1.08%	35,510	982	3.69%
Total interest bearing liabilities	$479,453	$4,036	1.13%	$473,962	$5,097	1.44%
Net interest income		$14,405			$15,447
Interest rate spread			3.52%			3.83%
Net interest margin			3.63%			3.97%
Average interest-earning assets to average interest-bearing liabilities			1.11			1.10
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

RATE / VOLUME ANALYSIS (1)
(Dollar amounts in thousands)
Three months ended June 30, 2013 compared to the three months ended June 30, 2012:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$2	$2	$4
Loans	25	(562)	(537)
Interest-bearing deposits	2	1	3
Securities available for sale	57	(247)	(190)
FHLB stock	(1)	1	—
Total interest earning assets	$85	$(805)	$(720)
Interest expense:
Savings accounts	—	(1)	(1)
Demand deposits	—	—	—
Money market accounts	4	3	7
CD’s	14	(96)	(82)
IRA’s	(3)	(8)	(11)
Total deposits	$15	$(102)	$(87)
FHLB Advances	35	(248)	(213)
Total interest bearing liabilities	$50	$(350)	$(300)
Net interest income (loss)	$35	$(455)	$(420)
Nine months ended June 30, 2013 compared to the nine months ended June 30, 2012:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$3	$2	$5
Loans	(174)	(1,823)	(1,997)
Interest-bearing deposits	(20)	1	(19)
Securities available for sale	265	(360)	(95)
FHLB stock	(3)	6	3
Total interest earning assets	$71	$(2,174)	$(2,103)
Interest expense:
Savings accounts	—	(5)	(5)
Demand deposits	—	(1)	(1)
Money market accounts	(22)	(63)	(85)
CD’s	(58)	(280)	(338)
IRA’s	(10)	(32)	(42)
Total deposits	$(90)	$(381)	$(471)
FHLB Advances	287	(877)	(590)
Total interest bearing liabilities	$197	$(1,258)	$(1,061)
Net interest loss	$(126)	$(916)	$(1,042)

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Prior to the past 12 months, higher charge off levels and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Estimates—Allowance for Loan Losses”, made it necessary to increase our provision to ensure an adequate ALL. Within the last year, we have experienced lower levels of charge-offs. With both local and national unemployment rates improving slightly in recent quarters, we anticipate our actual charge-off experience to continue to decline throughout the fiscal year ending September 30, 2013.
Net loan charge-offs for the three and nine month periods ended June 30, 2013 were $625 and $2,105, respectively, compared to $866 and $2,736, respectively, for the comparable prior year periods. Annualized net charge-offs to average loans were 0.65% for the nine months ended June 30, 2013, compared to 0.85% for the comparable period in the prior year. Non-accrual loans were $2,667 at June 30, 2013, compared to $4,508 at September 30, 2012. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded provision for loan losses of $750 and $2,415, respectively, for the three and nine month periods ended June 30, 2013, compared to $900 and $3,540, respectively, for the comparable prior year periods. Management believes that the provision taken for the current year three and nine month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make provisions, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income (loss) for the three and nine month periods ended June 30, 2013 and 2012, respectively.

	Three months ended June 30,		%	Nine months ended June 30,		%
	2013	2012	Change	2013	2012	Change
Non-interest Income:
Net impairment gains (losses) recognized in earnings	$(182)	$11	> (100%)	$(238)	$(582)	59.11%
Service charges on deposit accounts	525	400	31.25	1,248	1,127	10.74%
Loan fees and service charges	159	168	(5.36)	616	403	52.85%
Other	187	166	12.65	519	448	15.85%
Total non-interest income	$689	$745	(7.52)%	$2,145	$1,396	53.65%
Non-interest income was $689 and $2,145 for the three and nine month periods ended June 30, 2013, respectively, compared to $745 and $1,396, respectively, for the comparable prior year periods. The increase of $749 during the current year nine month period was a result, in part, to a $552 gain on sale of available for sale securities occurring during the nine months ended June 30, 2013 compared to $91 for the comparable prior year period and an increase in income from loan fees and service charges of $213 during the current year nine month period compared to the prior year nine month period. The decrease of $56 for the three months ended June 30, 2013 over the comparable prior year period was primarily a result of a $56 loss on sale of available for sale securities and an increase in other-than-temporary impairment charges of $126, offset by an increase in service charges on deposit accounts in the amount of $125.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and nine month periods ended June 30, 2013 and 2012, respectively.

	Three months ended June 30,		%	Nine months ended June 30,		%
	2013	2012	Change	2013	2012	Change
Non-interest Expense:
Salaries and related benefits	$2,259	$2,237	0.98%	$6,689	$6,600	1.35%
Occupancy - net	626	617	1.46	1,864	1,838	1.41
Office	350	279	25.45	1,079	857	25.90
Data processing	443	389	13.88	1,236	1,120	10.36
Amortization of core deposit	15	28	(46.43)	43	194	(77.84)
Advertising, marketing and public relations	44	47	(6.38)	131	147	(10.88)
FDIC premium assessment	66	124	(46.77)	418	518	(19.31)
Professional services	233	349	(33.24)	460	894	(48.55)
Other	323	284	13.73	988	1,115	(11.39)
Total non-interest expense	$4,359	$4,354	0.11%	$12,908	$13,283	(2.82)%

Non-interest expense (annualized) / Average assets	3.19%	3.28%	(2.74)%	3.18%	4.97%	(36.02)%
Office Expense increased in both the current year three and nine month periods, primarily due to costs and accruals related to our closure of a branch. Ongoing efforts to improve efficiency and cost-effectiveness in delivering banking products to our customers through a mix of traditional branch offices and online or mobile banking options is a priority of the board and management.
Non-interest expense increased $5 or 0.11% and decreased $375 or 2.82%  for the three and nine month periods ended June 30, 2013, compared to the comparable prior year periods. The non-interest expense (annualized) to average assets ratio was 3.19% and 3.18% for the three and nine month periods ended June 30, 2013, compared to 3.28% and 4.97% for the same prior year periods. The decrease in the FDIC premium assessment in the current three month period, compared to the same period in the previous year, was attributable to a reduced premium assessment due to the termination of the Memorandum of Understanding formerly imposed upon the Bank (see "Capital Resources" below for more information). The decrease in non-interest expense in the nine month period, over the prior year period, was primarily attributable to a decrease in Professional services expense, due to an insurance settlement reimbursement for legal fees incurred.
Income Taxes. Income tax expense was $89 for the three months ended June 30, 2013 compared to $237 for the comparable prior year period. Income tax expense was $468 for the nine months ended June 30, 2013, compared to income tax expense of $19 for the comparable prior year period. The changes resulted from the variations in pre-tax income and loss items discussed above.
BALANCE SHEET ANALYSIS
Loans. Loans increased by $10,400, or 2.43%, to $438,189 as of June 30, 2013 from $427,789 at September 30, 2012. At June 30, 2013, the loan portfolio was comprised of $267,320 of loans secured by real estate, or 61.0% of total loans, and $170,869 of consumer and other loans, or 39.0% of total loans. At September 30, 2012, the loan portfolio mix included real estate loans of $271,738, or 63.5% of total loans, and consumer and other loans of $156,051, or 36.5% of total loans. In the most recent quarter, our loan portfolio increased by $16,117, due to commercial real estate loan growth of $4,807 and seasonal consumer personal loan growth in the amount of $12,382, offset by loan reductions in the form of payments, payoffs and problem loans being charged-off or transferred to foreclosed and repossessed assets.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. At June 30, 2013, we had 149 such loans, all secured by real estate or personal property with an aggregate recorded investment of $8,414. The total for the 70 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $4,940 for which $968 in specific ALL was recorded as of June 30, 2013.
At June 30, 2013, there were 53 individual substandard loans, not considered TDRs, with an aggregate recorded investment of $263, where estimated fair value was less than their book value (i.e. we deemed impairment to exist). The total specific ALL recorded for the 53 such individual loans was $64 as of June 30, 2013.
At June 30, 2013, the ALL was $6,055, or 1.38% of our total loan portfolio, compared to ALL of $5,745, or 1.34% of the total loan portfolio at September 30, 2012. This level was based on our analysis of the loan portfolio risk at June 30, 2013, taking into account the factors discussed above.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	June 30, 2013 and Nine Months Then Ended	September 30, 2012 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$2,667	$4,508
Accruing loans past due 90 days or more	317	—
Total nonperforming loans (“NPLs”)	2,984	4,508
Other real estate owned	748	497
Other collateral owned	60	45
Total nonperforming assets (“NPAs”)	$3,792	$5,050
Troubled Debt Restructurings (“TDRs”)	$8,414	$8,135
Nonaccrual TDRs	$1,464	$1,329
Average outstanding loan balance	$432,989	$429,768
Loans, end of period (1)	$438,189	$427,789
Total assets, end of period	$551,919	$530,183
ALL, at beginning of period	$5,745	$4,898
Loans charged off:
Real estate loans	(1,114)	(1,984)
Consumer and other loans	(1,238)	(1,965)
Total loans charged off	(2,352)	(3,949)
Recoveries of loans previously charged off:
Real estate loans	26	30
Consumer and other loans	221	326
Total recoveries of loans previously charged off:	247	356
Net loans charged off (“NCOs”)	(2,105)	(3,593)
Additions to ALL via provision for loan losses charged to operations	2,415	4,440
ALL, at end of period	$6,055	$5,745
Ratios:
ALL to NCOs (annualized)	215.74%	159.89%
NCOs (annualized) to average loans	0.65%	0.84%
ALL to total loans	1.38%	1.34%
NPLs to total loans	0.68%	1.05%
NPAs to total assets	0.69%	0.95%
Total Assets:	$551,919	$530,183
(1)    Total loans at June 30, 2013, include $15,028 in consumer and other loans purchased from a third party. See Note 3 in the
Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.
Non-performing loans of $2,984 at June 30, 2013, which included $1,464 of non-accrual troubled debt restructured loans, reflected a reduction of $1,524 from the non-performing loans balance of $4,508 at September 30, 2012. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Our non-performing assets were $3,792 at June 30, 2013, or 0.69% of total assets compared to $5,050, or 0.95% of total assets at September 30, 2012. The decrease in non-performing assets since September 30, 2012 was primarily a result of a reduction in nonaccrual loans.
Other real estate owned (OREO) increased by $251, from $497 at September 30, 2012 to $748 at June 30, 2013. Other collateral owned increased $15 during the nine months ended June 30, 2013 to $60 from the September 30, 2012 balance of

$45. The increase in other collateral owned was largely due to more aggressive credit monitoring and collection practices. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Loans 30 to 90 days past due have decreased significantly during the nine month period ended June 30, 2013 compared to the comparable prior year period, which management believes is indicative of a decreasing likelihood of loans migrating toward nonaccrual or nonperforming status in the future. We believe our improved credit and underwriting policies are supporting more effective lending decisions by the Bank, which increases the likelihood of improved loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.
Net charge offs for the three and nine month periods ended June 30, 2013 were $625 and $2,105, respectively, compared to $866 and $2,736, respectively, for the same prior year periods. The ratio of annualized net charge-offs to average loans receivable was 0.65% for the nine month period ended June 30, 2013, compared to 0.84% for the twelve months ended September 30, 2012. Improved net charge-offs during the current quarter were primarily a result of overall credit quality improvement within the loan portfolio.
Securities Available for Sale. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test established by our banking regulators.
Securities available for sale, which represents our entire investment portfolio, were $69,177 at June 30, 2013, compared with $67,111 at September 30, 2012. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase. As of June 30, 2013, the entire remaining book value of our non-agency residential MBS portfolio, which totaled $2,235, has been downgraded from investment grade to below investment grade. The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions. Taking into consideration these developments, we have determined that it is likely the Bank will not collect all amounts due according to the contractual terms of these securities.
As part of our asset and liability management activities, we review our non-agency MBS portfolio on a monthly basis. We analyze credit risk, i.e. the likelihood of potential future OTTI adjustments and current market prices relative to our current book value. We also analyze the impact of these securities on our regulatory risk-based capital requirements.
As a result of our analysis, we recorded $153 of additional OTTI during the three month period ended June 30, 2013.
Despite more favorable market prices in recent months on certain non-agency MBS, we believe that the remaining fair value of our non-agency MBS portfolio, totaling $1,371, is still subject to numerous risk factors outside of our control, such as market volatility and changes in the credit quality of underlying collateral. Future evaluations of fair value could result in additional OTTI losses.
On June 30, 2013, both of our remaining securities included in our non-agency residential MBS portfolio have unrealized losses currently included in accumulated other comprehensive income. These losses represent a 38.7% decline in value in comparison to our amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

The amortized cost and market values of our available for sale securities by asset categories as of the periods indicated below were as follows:

	Amortized Cost	Fair Value
June 30, 2013
U.S. Agency securities	$21,118	$19,813
U.S. Agency mortgage-backed securities	6,474	6,323
U.S. Agency Floating rate bonds	6,742	6,731
Fannie Mae mortgage-backed securities	14,977	14,507
Freddie Mac mortgage-backed securities	10,080	9,671
Non-agency mortgage-backed securities	2,235	1,371
General Obligation Municipal Bonds	9,798	9,256
Revenue Municipal Bonds	1,636	1,505
Totals	$73,060	$69,177
September 30, 2012
U.S. Agency mortgage-backed securities	$16,504	$17,022
U.S. Agency Floating rate bonds	7,742	7,977
Fannie Mae mortgage-backed securities	11,591	11,817
Freddie Mac mortgage-backed securities	11,660	11,887
Non-agency mortgage-backed securities	8,524	6,586
General Obligation Municipal Bonds	9,367	9,463
Revenue Municipal Bonds	2,291	2,359
Totals	$67,679	$67,111
As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of June 30, 2013, we held $1,371 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.
The composition of our available-for-sale portfolios by credit rating as of the periods indicated was as follows:

	June 30, 2013		September 30, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$59,391	$57,045	$47,497	$48,703
AAA	1,447	1,381	3,647	3,705
AA	8,461	7,937	6,865	6,964
A	1,197	1,133	1,146	1,153
BBB	—	—	—	—
Below investment grade	2,235	1,371	8,524	6,586
Non-rated	$329	$310	$—	$—
Total	$73,060	$69,177	$67,679	$67,111
At June 30, 2013, the approximate aggregate fair value of the two remaining non-agency MBS securities, for which other-than-temporary impairment of $1,200 has been previously recorded, was $1,371. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

Beginning balance of the amount of OTTI related to credit losses	$3,740
Credit portion of OTTI on securities for which OTTI was not previously recognized	817
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	(27)
Credit portion of OTTI on securities in default for which OTTI was previously recognized	(2,227)
Credit portion of OTTI previously recognized on securities sold during the period	(1,103)
Ending balance of the amount of OTTI related to credit losses	$1,200

During the quarter ended June 30, 2013, the Bank sold three non-agency mortgage-backed securities (MBS) and eighteen other securities with an aggregate amortized cost of $20,114, resulting in a net realized loss of $56. The sale was executed in order to (a) take advantage of current favorable market prices to minimize realized losses on certain non-agency MBS, (b) reduce the Bank's exposure to credit risk within its non-agency MBS portfolio, and (c) improve the Bank's risk-based capital position by eliminating certain MBS securities which represented higher risk-weighted assets for regulatory capital computation purposes. To date, prior to the sale, the Bank had recognized $1,103 of other-than-temporary impairment in earnings on the aforementioned three non-agency mortgage-backed securities.

In the quarter ended March 31, 2013, the Bank recognized $372 of other-than-temporary impairment in earnings on a non-agency MBS, which brought the amortized cost of this specific non-agency MBS to $0. To date, the Bank had recognized $2,227 of other-than-temporary impairment in earnings on this specific aforementioned non-agency mortgage-backed security. During the quarter ended June 30, 2013 the Bank received $27 in cash payments from this specific non-agency MBS that was in default.
Utilizing a third party firm, we will continue to obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis. Our management and Board of Directors will review and consider additional testing during future periods to determine if additional write-downs of our non-agency MBS portfolio are warranted.
At June 30, 2013, securities in the amount of $10,752 are pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of June 30, 2013, the line of credit had a zero balance.
Deposits. Deposits increased to $442,208 at June 30, 2013, from $422,058 at September 30, 2012, mainly due to an increase in money market deposits, including municipal money market accounts. During the quarter ended June 30, 2013, we began offering money market accounts as an alternative deposit opportunity for municipalities within our branch network. Through the municipal deposit account relationships, the Bank will become more visible within the communities we serve, while allowing a low cost funding opportunity. At June 30, 2013, the balance in the municipal money market accounts was approximately $3,200.
As of June 30, 2013, short term deposit growth within our money market portfolio amounted to approximately $3,000. The deposit growth resulted from customers seeking a short-term and highly liquid deposit option.
Deposit activity by product and generated by in-store versus traditional branch locations as of June 30, 2013 was as follows:

	In-store	Traditional	Institutional	Total
Non-CD deposits	$5,070	$10,410	$—	$15,480
CD deposits - customer	2,992	3,710	—	6,702
CD deposits - institutional	—	—	(2,032)	(2,032)
Total change in deposits	$8,062	$14,120	$(2,032)	$20,150
Through execution of our branch deposit sales strategy, and by expanding our deposit product offerings, we continue to pursue core deposit relationships at current market rates. Institutional certificates of deposit as a funding source decreased for the nine months ended June 30, 2013 from their balance as of September 30, 2012. Institutional certificates of deposit remain an important part of our deposit mix, as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $498 in brokered deposits at both June 30, 2013 and September 30, 2012. Brokered deposit levels are within all regulatory directives thereon.

Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances increased from $49,250 as of September 30, 2012, to $52,950 as of June 30, 2013, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds.
.
Stockholders’ Equity. Total stockholders’ equity was $53,822 at June 30, 2013, compared to $55,103 at September 30, 2012. Total stockholders’ equity decreased by $1,281, primarily as a result of dividends declared in the amount of $103 and a decrease in other comprehensive income, offset by increased earnings during the nine months ended June 30, 2013. The decrease in other comprehensive income was primarily the net affect of adjustments for realized gain and unrealized losses on available for sale securities.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At June 30, 2013, our liquidity ratio was 11.9%, which was above our targeted liquidity ratio of 10%.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $127,011 of our $230,944 (55.0%) CD portfolio as of June 30, 2013 will mature within the next 12 months, we have historically retained over 70% of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching, our retention rate may decrease in the future due to our philosophy of building customer relationships – not just deposit accounts. Through new deposit product offerings to our branch customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In our present interest rate environment, and based on maturing yields this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we will continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $120,183 available under this arrangement. We also maintain lines of credit of $8,300 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank line of credit is a discretionary line of credit. As of June 30, 2013, our line of credit balance with the Federal Home Loan Bank was $52,950. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank and Bankers' Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2013, the Company had $11,079 in unused commitments, compared to $4,541 in unused commitments as of September 30, 2012.
Capital Resources. As of June 30, 2013, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions. Current Office of the Comptroller of Currency (“OCC”) guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2013 (Unaudited)
Total capital (to risk weighted assets)	$58,567,000	16.2%	$28,996,000	>=	8.0%	$36,245,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	54,016,000	14.9%	14,498,000	>=	4.0%	21,747,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	54,016,000	9.8%	22,101,000	>=	4.0%	27,627,000	>=	5.0%
As of September 30, 2012 (Audited)
Total capital (to risk weighted assets)	$58,673,000	15.4%	$30,519,000	>=	8.0%	$38,148,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	53,904,000	14.1%	15,259,000	>=	4.0%	22,889,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	53,904,000	10.2%	21,174,000	>=	4.0%	26,467,000	>=	5.0%

Effective January 28, 2013, the Comptroller of the Currency, the primary regulator for the Company and the Bank, terminated the Memorandum of Understanding dated December 23, 2009, which formerly imposed certain restrictions on the Bank's operations. On March 15, 2013, the Federal Reserve Bank, as successor to the Office of Thrift Supervision, formally announced termination of the Memorandum of Understanding previously entered into by the Company. At June 30, 2013, the Bank is categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

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
As of June 30, 2013, $172,929 of loans in our portfolio included a payable-on-demand clause. We have not utilized the clause since fiscal 2000 because, in our view, it has not been appropriate. Therefore, the clause has had no impact on our liquidity and overall financial performance for the periods presented in this Report. The purpose behind the payable-on-demand clause is to provide the Bank with some protection against the impact on net interest margin of sharp and prolonged interest rate increases. The factors considered in determining whether and when to utilize the payable-on-demand clause include a significant, prolonged increase in market rates of interest; liquidity needs; a desire to restructure the balance sheet; an individual borrower’s unsatisfactory payment history; and, the remaining term to maturity. As of March 31, 2012, the Bank began offering balloon loans and at June 30, 2013, there are $8,568 in outstanding balloon loan balances.
The following table sets forth, at March 31, 2013 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from gradual and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments). As of June 30, 2013, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$15,831	$(53,019)	(77)%	3.30%	(907)	bp
+200 bp	37,347	(31,503)	(46)%	7.36%	(501)
+100 bp	54,913	(13,937)	(20)%	10.30%	(207)
0 bp	68,850	—	—	12.37%	—
-100 bp	80,253	11,403	17%	14.00%	163

(1)	Assumes a gradual change in interest rates over 12 months at all maturities.
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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2013, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 at reaching a level of reasonable assurance.
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
101**
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Other Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: August 12, 2013	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: August 12, 2013	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer