Form 10-K
period 2013-09-30
Citizens Community Bancorp Inc.
filed 2013-12-09
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting, if applicable, stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32,783,032.  Shares of the registrant’s common stock held or beneficially owned by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At December 9, 2013 there were 5,153,577 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2014 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.
As used in this report, the terms “we,” “us,” “our,” “Citizens Community Bancorp” and the “Company” mean Citizens Community Bancorp, Inc. and its wholly owned subsidiary, Citizens Community Federal, unless the context indicates another meaning. As used in this report, the term “Bank” means our wholly owned subsidiary, Citizens Community Federal.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-K
September 30, 2013

Forward-Looking Statements
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following: general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth or restrict the Bank's ability to engage in strategic transactions; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; further write-downs in the Bank’s mortgage-backed securities portfolio; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank; fluctuation of the Company’s stock price; the Bank’s ability to attract and retain key personnel; the Bank’s ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances occurring after the date of this report.

PART 1
ITEM 1. BUSINESS
General
The Company is a Maryland corporation organized in 2004. The Company is a unitary savings and loan holding company and was subject to regulation by the Office of Thrift Supervision (OTS) through July 21, 2011 and has been subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and Federal Reserve Bank thereafter. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal, and providing consumer banking activities through the Bank. At September 30, 2013, we had approximately $555 million in total assets, $447 million in deposits, and $54 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share, per share and capital ratio amounts, are stated in thousands.
Citizens Community Federal
The Bank is a federally chartered stock savings institution with 25 full-service offices; seven stand-alone locations and 18 in-store branches, predominantly in Wal-Mart Supercenter stores. We grew from six legacy Wisconsin branches to twelve stand-alone branch offices from 2002 to 2005 through a combination of acquisitions and new branch openings in Wisconsin, Minnesota and Michigan. We added 17 in-store branches during 2008 and 2009 through a combination of acquisitions and new branch openings in Wisconsin and Minnesota. In 2010, we moved 2 of our stand-alone locations to in-store locations to better serve our customers. In December 2012, as part of our ongoing efforts to improve efficiencies and cost-effectiveness in delivering banking products to our customers, we closed one in-store location. In fiscal 2013, we announced the closing of two additional in-store branches, the selective sale of assets in one in-store location and the addition of a new full-service facility in Rice Lake, WI. We intend to focus resources on our most productive markets to enhance profitability, expand market share and increase stakeholder value. Through all of our branch locations, primarily in Wisconsin, Minnesota and Michigan, we provide a variety of commercial and consumer banking products and services to customers, including online and mobile banking options.

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
Lending
We offer a variety of loan products including commercial loans, residential mortgages, home equity lines-of-credit and consumer loans secured by personal property. We make real estate, consumer and commercial loans in accordance with the basic lending policies established by Bank management and approved by our Board of Directors. We focus our lending activities on individual consumers within our market areas. Our lending has been historically concentrated primarily within Wisconsin, Minnesota and Michigan. Competitive and economic pressures exist in our lending markets, and recent and any future developments in (a) the general economy, (b) real estate lending markets, and (c) the banking regulatory environment could have a material adverse effect on our business and operations. These factors may impact the credit quality of our existing loan portfolio, or adversely impact our ability to originate sufficient high quality real estate and consumer loans in the future.
Our total gross outstanding loans, before net deferred loan costs, as of September 30, 2013, were $438,828, consisting of $252,958 in consumer real estate loans, $12,531 in commercial real estate loans, $171,504 in secured consumer and other loans, and $1,835 in unsecured consumer loans.
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
Deposits
We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At September 30, 2013, our total deposits were $447,398 including interest-bearing deposits of $424,472 and non-interest-bearing deposits of $22,926.

Competition
We compete with other financial institutions and businesses both in attracting and retaining deposits and making loans in all of our principal markets. We believe the primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposit products comes primarily from other banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds, and other investment alternatives. We believe the primary factors in competing for loans are interest rates, loan origination fees, and the quality and the range of lending services. Competition for loans comes primarily from other banks, mortgage banking firms, credit unions, finance companies, leasing companies and other financial intermediaries. Some of our competitors are not subject to the same degree of regulation as that imposed on savings and loan holding companies or federally insured institutions, and these other institutions may be able to price loans and deposits more aggressively. We also face direct competition from other savings banks and their holding companies that have greater assets and resources than ours.

Regulation and Supervision
As of July 21, 2011, the Bank is examined and regulated by the Office of the Comptroller of Currency (OCC), and the Company is examined and regulated by the Federal Reserve Bank of Minneapolis. The Company and the Bank are also regulated by the FDIC. The Bank is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System. Effective, January 28, 2013, the Comptroller of the Currency, the primary regulator for the Company and the Bank, terminated the Memorandum of Understanding dated December 23, 2009, which formerly imposed certain restrictions on the Bank's operations. On March 15, 2013, the Federal Reserve Bank, as successor to the Office of Thrift Supervision, formerly announced termination of the Memorandum of Understanding previously entered into by the Company.
Employees
At December 9, 2013, we had 129 full-time employees and 229 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.

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
Our business may be adversely affected by conditions in the financial markets and economic conditions generally. From December 2007 to June 2009, the United States economy experienced the worst economic downturn since the Great Depression, resulting in a general reduction of business activity and growth across industries and regions as well as significant increases in unemployment. Many businesses experienced serious financial difficulties due to the lack of consumer spending and liquidity in the credit markets. The financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes. General declines in home prices and the resulting impact on sub-prime mortgages, and eventually, all mortgage and real estate classes as well as equity markets resulted in continued widespread shortages of liquidity across the financial services industry. Moreover, the country and our geographic region experienced high rates of unemployment which negatively impacted the creditworthiness of our borrowers and customer base.
Although the economy has been in the recovery phase since 2009, the recovery is weak and there can be no assurance that the economy will not enter into another recession, whether in the near term or long term. Continuation of the slow recovery or another economic downturn or sustained, high unemployment levels may negatively impact our operating results. Additionally, adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses and could have an adverse impact on our earnings.
Weaknesses in the markets for residential real estate, including secondary residential mortgage loan markets, could reduce our net income and profitability. During the severe recession that lasted from 2007 to 2009, softened residential housing markets, increased delinquency and default rates, and volatile and constrained secondary credit markets negatively impacted the mortgage industry. Our financial results were adversely affected by these effects including changes in real estate values, primarily in Wisconsin, Minnesota and Michigan and our net income declined as a result. Decreases in real estate values adversely affected the value of property used as collateral for loans as well as investments in our portfolio. Continued

slow growth in the economy since 2009 has resulted in decreased lending demands, which has negatively impacted our net income and profits.
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
Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At September 30, 2013, $79,695 of our securities, were classified as available for sale. The estimated fair value of our available for sale securities portfolio may increase or decrease depending on market conditions. Our available for sale securities portfolio is comprised primarily of fixed-rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our available for sale securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.
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
Maintaining or increasing our market share may depend on lowering prices and market acceptance of new products and services. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards and customer demands. We face increasing pressure to provide products and services at lower prices, which can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet and mobile banking services, could require us to make substantial expenditures to modify or adapt our existing products and services. Also, these and other capital investments in our business may not produce expected growth in earnings anticipated at the time of the expenditure. We may not be successful in introducing new products and services, achieving market acceptance of our products and services, or developing and maintaining loyal customers, which in turn, could adversely affect our results of operations and profitability.
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
Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 4,747,677 shares of our common stock held by nonaffiliates as of December 9, 2013. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2013
Location	Leased	Date	(in thousands)
ADMINISTRATIVE OFFICES:
2174 EastRidge Center (5)	Lease	September 30, 2015
Eau Claire, WI 54701

BRANCH OFFICES
Appleton Branch (4) (9)	Lease	January 31, 2014
3701 E Calumet Street
Appleton, WI 54915

Black River Falls Branch (4) (2)	Lease	January 31, 2014
611 Highway 54 East
Black River Falls, WI 54615

Chippewa Falls Branch (4)	Lease	January 31, 2016
2786 Commercial Boulevard
Chippewa Falls, WI 54729

Gordy’s County Market (10)	Lease	October 4, 2015
3310 E Hamilton Ave
Eau Claire, WI 54701

Fairfax Branch	Owned	N/A	$686
219 Fairfax Street
Altoona, WI 54720

Fond du Lac Branch (4) (9)	Lease	January 31, 2014
377 N Rolling Meadows Dr
Fond du Lac, WI 54936

Mondovi Branch (6)	Lease	June 30, 2016
695 E Main Street
Mondovi, WI 54755

Oshkosh Branch (4) (9)	Lease	January 31, 2014
351 S Washburn Street
Oshkosh, WI 54904

Rice Lake Branch (4) (8)	Lease	May 1, 2018
2501 West Avenue
Rice Lake, WI 54868

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2013
Location	Leased	Date	(in thousands)
Westside Branch	Owned	N/A	$242
2125 Cameron Street
Eau Claire, WI 54703

Wisconsin Dells Branch (4) (3)	Lease	January 31, 2014
130 Commerce Street
Wisconsin Dells, WI 53965

Lake Orion Branch (1)	Lease	February 28, 2017
688 S. LaPeer Road
Lake Orion, MI 48362

Rochester Hills Branch	Owned	N/A	$302
310 W Tienken Road
Rochester Hills, MI 48306

Brooklyn Park Branch (4) (9)	Lease	January 31, 2014
8000 Lakeland Avenue
Brooklyn Park, MN 55445

Faribault Branch (4) (9)	Lease	January 31, 2014
150 Western Avenue
Faribault, MN 55021

Mankato Branch (7)	Lease	May 1, 2016
1901 Madison Ave East, Suite 410
Mankato, MN 56001

Oakdale Branch	Lease	September 30, 2014
7035 10th Street North
Oakdale, MN 55128

Red Wing Branch (4)	Lease	March 3, 2018
295 Tyler Road S
Red Wing, MN 55066

Winona Branch (4) (9)	Lease	January 31, 2014
955 Frontenac Drive
Winona, MN 55987

Menomonie Branch (4) (9)	Lease	March 4, 2014
180 Cedar Falls Road
Menomonie, WI 54751

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2013
Location	Leased	Date	(in thousands)
Neenah Branch (4) (9)	Lease	April 22, 2014
1155 Winneconne Avenue
Neenah, WI 54956

Wisconsin Rapids Branch (4) (9)	Lease	May 26, 2014
4331 8th Street S.
Wisconsin Rapids, WI 54494

Shawano Branch (4) (2)	Lease	June 9, 2014
1244 E Green Bay Street
Shawano, WI 54166

Oak Park Heights Branch (4)	Lease	January 31, 2015
5865 Norell Avenue
Oak Park Heights, MN 55082

Plover Branch (4)	Lease	January 31, 2015
250 Crossroads Drive
Plover, WI 54467

Rice Lake Traditional Branch (11)	Lease	October 14, 2023
2850 Decker Drive
Rice Lake, WI 54868

(1)	Effective March 1, 2007, Citizens Community Federal has a right to cancel this lease, with the cancellation to take effect 90 days after it exercises the right to cancel.

(2)	Effective December 19, 2013, the Black River Falls and Shawano, Wisconsin Branch offices, each located within a Walmart store will close.

(3)
Effective on or about, January 17, 2014, the Wisconsin Dells, Wisconsin Branch office located within a Walmart store will close as a result of the sale and assignment of the branch's loans and deposits to a third party.

(4)	Leased WalMart locations each have a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

(5)	Leased Eastridge Center location has a predetermined rent rate increase each year during the term starting in October 2012 for each of the two years remaining in the term.

(6)	Leased Mondovi location has a lessee annual termination right to cancel.

(7)
Leased Mankato location has a lessee option to extend the lease for up to two five-year periods with the first extension at a predetermined rent rate and the second extension to be reevaluated at fair market rent at the time of extension.

(8)	Leased Rice Lake location has a predetermined rent rate increase each year starting in May 2013 for each of the five years remaining in the term.

(9)	On October 18, 2013, the Bank exercised its first lessee option to extend these leases up to one five-year period, each at predetermined rent rates.

(10)	Leased Gordy's location has a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

(11)
Leased Rice Lake traditional location has a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates. The Rice Lake traditional branch location opened on December 2, 2013.

ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

ITEM 4. MINE SAFETY DISCLOSURES
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

	High	Low	Cash dividends per share
Fiscal 2013
First Quarter (three months ended December 31, 2012)	$6.09	$5.56	$—
Second Quarter (three months ended March 31, 2013)	$7.00	$6.00	$0.02
Third Quarter (three months ended June 30, 2013)	$7.39	$6.85	$—
Fourth Quarter (three months ended September 30, 2013)	$7.75	$6.99	$—

Fiscal 2012
First Quarter (three months ended December 31, 2011)	$5.21	$4.51	$—
Second Quarter (three months ended March 31, 2012)	$6.20	$4.91	$—
Third Quarter (three months ended June 30, 2012)	$6.28	$5.50	$—
Fourth Quarter (three months ended September 30, 2012)	$6.19	$5.49	$—
The closing price per share of Citizens Community Bancorp, Inc. common stock on September 30, 2013 (the last trading day of our fiscal year end) was $7.25.
We had approximately 392 stockholders of record at December 9, 2013. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. In determining the payment of cash dividends, our Board of Directors considers our earnings, capital and debt servicing requirements, the financial ratio guidelines of our regulators, our financial condition and other relevant factors.
An annual cash dividend was paid in the fiscal year ended September 30, 2013 in the amount of $0.02 per share on April 18, 2013 to stockholders of record as of April 4, 2013. There were no cash dividends declared or paid in the fiscal years ended September 30, 2012 or 2011.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended September 30, (dollars in thousands, except per share data)
	2013	2012	2011	2010	2009
Selected Results of Operations Data:
Interest income	24,575	$27,085	$29,764	$32,759	$30,940
Interest expense	5,312	6,591	8,913	11,579	14,688
Net interest income	19,263	20,494	20,851	21,180	16,252
Provision for loan losses	3,143	4,440	5,864	6,901	1,369
Net interest income after provision for loan losses	16,120	16,054	14,987	14,279	14,883
Fees and service charges	2,584	2,068	1,913	1,876	1,640
Net impairment losses recognized in earnings	(797)	(1,332)	(570)	(2,261)	(7,236)
Net gain on sale of available for sale securities	552	243	659	—	—
Goodwill impairment	—	—	—	(5,593)	—
Other non-interest income	712	693	615	623	668
Non-interest income (loss)	3,051	1,672	2,617	(5,355)	(4,928)
Non-interest expense	17,489	17,359	17,274	16,970	15,227
Income (loss) before provision (benefit) for income taxes	1,682	367	330	(8,046)	(5,272)
Income tax provision (benefit)	635	161	137	(955)	(2,089)
Net income (loss)	$1,047	$206	$193	$(7,091)	$(3,183)
Per Share Data: (1)
Net income (loss) per share (basic) (1)	$0.20	$0.04	$0.04	$(1.39)	$(0.59)
Net income (loss) per share (diluted) (1)	$0.20	$0.04	$0.04	$(1.39)	$(0.59)
Cash dividends per common share	$0.02	$—	$—	$—	$0.20
Book value per share at end of period	$10.51	$10.73	$10.30	$9.75	$10.12

CITIZENS COMMUNITY BANCORP, INC.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
	Year ended September 30, (dollars in thousands, except per share data)
	2013	2012	2011	2010	2009
Selected Financial Condition Data:
Total assets	$554,521	$530,183	$536,557	$594,365	$575,406
Securities available for sale	79,695	67,111	44,338	41,708	56,215
Total loans, net of deferred costs (fees)	440,863	427,789	431,746	456,232	442,470
Total deposits	447,398	422,058	448,973	476,302	409,311
Short-term borrowings (2)	7,500	22,100	16,000	33,800	42,605
Other borrowings (2)	42,500	27,150	14,400	64,200	106,805
Total shareholders’ equity	54,185	55,103	52,888	49,877	55,365
Performance Ratios:
Return on average assets	0.19%	0.04%	0.03%	(1.21)%	(0.60)%
Return on average total shareholders’ equity	1.92%	0.38%	0.38%	(13.48)%	(5.18)%
Net interest margin (3)	3.62%	3.94%	3.77%	3.84%	3.28%
Net interest spread (3)
Average during period	3.51%	3.81%	3.64%	3.70%	2.98%
End of period	3.69%	3.84%	4.09%	4.39%	3.53%
Net overhead ratio (4)	2.66%	2.94%	2.59%	3.82%	3.82%
Average loan-to-average deposit ratio	99.91%	98.68%	95.97%	105.32%	116.97%
Average interest-bearing assets to average bearing liabilities	1.10%	1.10%	1.08%	1.07%	1.10%
Efficiency ratio (5)	75.67%	73.87%	71.86%	71.67%	81.74%
Asset Quality Ratios:
Non-performing loans to total loans (6)	0.59%	1.05%	1.02%	1.11%	1.31%
Allowance for loan losses to:
Total loans (net of unearned income)	1.40%	1.34%	1.13%	0.91%	0.44%
Non-performing loans	236.96%	127.44%	111.32%	81.53%	33.25%
Net charge-offs to average loans	0.62%	0.84%	1.15%	1.03%	0.16%
Non-performing assets to total assets	0.66%	0.95%	1.07%	0.93%	1.12%
Capital Ratios:
Shareholders’ equity to assets (7)	9.77%	10.39%	9.86%	8.39%	9.62%
Average equity to average assets (7)	10.08%	10.12%	9.09%	9.00%	11.82%
Tier 1 capital (leverage ratio) (8)	9.9%	10.2%	10.1%	8.9%	8.9%
Total risk-based capital (8)	16.3%	15.4%	14.1%	11.0%	9.6%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.

(2)	Consists of Federal Home Loan Bank term notes.

(3)
Net interest margin represents net interest income as a percentage of average interest-earning assets, and net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net overhead ratio represents the difference between non-interest expense and non-interest income, divided by average assets.

(5)	Efficiency ratio represents non-interest expense, divided by the sum of net interest income and non-interest income, excluding impairment losses from OTTI and Goodwill.

(6)	Non-performing loans are either 90+ days past due or nonaccrual. Non-performing assets consist of non-performing loans plus other real estate owned plus other collateral owned.

(7)	Presented on a consolidated basis.

(8)	Presented on a Bank (i.e. regulatory) basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition and results of operations that should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended September 30, 2013, 2012 and 2011.
PERFORMANCE SUMMARY
The following is a brief summary of some of the significant factors that affected our operating results in 2013. See the remainder of this section for a more thorough discussion. We reported net income of $1,047 for the year ended September 30, 2013, compared to a net income of $206 for the year ended September 30, 2012. Both basic and diluted income per share were $0.20 for 2013 compared to $0.04 for the year ended September 30, 2012. Return on average assets for the year ended September 30, 2013 was 0.19%, compared to 0.04% for the year ended September 30, 2012. The return on average equity was 1.92% for 2013 and 0.38% for 2012. An annual cash dividend was paid in the fiscal year ended September 30, 2013 in the amount of $0.02 per share. There were no cash dividends declared or paid in the fiscal year ended September 30, 2012.
Key factors behind these results were:

•
Net interest income was $19,263 for 2013, a decrease of $1,231, or 6.01% from $20,494 for 2012. Interest income decreased to $24,575 from $27,085, or 9.27% from 2013 to 2012. Meanwhile, interest expense of $5,312 during 2013 decreased from $6,591, or 19.41% during 2012.

•	Interest and dividend income decreased primarily due to the continued low interest rate environment that has had an adverse affect on loan and investment interest income.

•	Interest expense decreased primarily due to lower interest rates on deposits and FHLB borrowings.

•
The net interest margin for 2013 was 3.62% compared to 3.94% for 2012. The 32 bp decrease in net interest margin was mainly attributable to a 30 bp decrease in interest rate spread resulting from a 59 bp decline in return on interest-earning assets, which was partially offset by a 29 bp decrease in the cost of interest-bearing liabilities during 2013. Yield on loans decreased 55 bps and average rates paid on deposits decreased 13 bps year over year, respectively, during these two periods. Yields on available for sale securities decreased 61 bps year over year.

•
Loan charge-offs decreased from a year ago resulting in net charge-offs of $2,708 for 2013, a decrease of $885, or 24.63%, compared to $3,593 for 2012. Non-performing loans decreased from $4,508 to $2,608, a $1,933 or 42.88% decrease from 2012 to 2013. Net loan charge-offs represented 0.62% of average loans outstanding in 2013, compared to 0.84% in 2012.

•	Provision for loan losses was reduced to $3,143 for fiscal 2013, compared to $4,440 for fiscal 2012, due to improved asset quality.

•
Non-interest income, which includes OTTI valuation losses, was $3,051 for 2013, and $1,672 for 2012. OTTI losses on securities decreased from $1,332 in 2012 to $797 in 2013. We realized $243 of net gains on the sale of available for sale securities in 2012 and $552 in 2013, respectively.

•	Non-interest expense was $17,489 for 2013, an increase of $130 over 2012.

•	We recognized a tax provision of $635 and $161 for 2013 and 2012, respectively.

•
Total loans were $440,863 at September 30, 2013, an increase of $13,074, or 3.06% from their levels at September 30, 2012. Total deposits were $447,398 as of September 30, 2013, compared to $422,058 at September 30, 2012, an increase of $25,340, or 6.00% from their levels at September 30, 2012.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with Accounting Standards Generally Accepted in the United States of America ("GAAP") as applied in the United States. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. Below is a discussion of our critical accounting estimates.

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
Our determination of the allowance for loan losses is based on (1) specific allowances for specifically identified and evaluated impaired loans and their corresponding estimated loss based on likelihood of default, payment history, and net realizable value of underlying collateral; and (2) a general allowance on loans not specifically identified in (1) above, based on historical loss ratios which are adjusted for qualitative and general economic factors. We continue to refine our allowance for loan losses methodology, with an emphasis on historical performance adjusted for applicable economic and qualitative factors.
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
Current authoritative guidance provides that some portion of unrealized losses may be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component is recorded in earnings as a component of other-than-temporary impairment in the consolidated statements of income, while the loss component related to other market factors is recognized in other comprehensive income (loss), provided the Bank does not intend to sell the underlying debt security and it is “more likely than not” that the Bank will not have to sell the debt security prior to recovery of the unrealized loss.
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
We monitor our portfolio investments on an on-going basis and we have historically obtained quarterly independent valuations of our non-agency residential mortgage-backed securities. This analysis is utilized to ascertain whether any decline in market value is other-than-temporary. In determining whether an impairment is other-than-temporary, we consider the following factors: the length of time and the extent to which the market value has been below cost; recent events specific to the issuer and economic conditions within the issuer’s industry; whether it is more likely than not that we will be required to sell the security before there would be a recovery in value; and the credit performance of the underlying collateral backing the securities, including delinquency rates, cumulative losses to date, and prepayment speed.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of September 30, 2013, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

Intangible Assets.
Intangible assets consist primarily of core deposit intangibles resulting from several bank acquisitions. Core deposit intangibles are recorded as an asset on our consolidated balance sheets, and are amortized on a straight-line basis, over their estimated remaining useful lives, which were initially determined at the time of acquisition, and which are reviewed annually as part of our impairment analysis. See Note 1; “Nature of Business and Summary of Significant Accounting Policies” and Note 6; “Intangible Assets” to our consolidated financial statements for further discussion of the factors that are considered in testing intangible impairment.

STATEMENT OF OPERATIONS ANALYSIS
2013 compared to 2012
Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
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
Net interest income was $19,263 for 2013, compared to $20,494 for 2012. The net interest margin for 2013 was 3.62% compared to 3.94% for 2012. The 32 bp decrease in net interest margin was mainly attributable to a 30 bp decrease in interest rate spread resulting from a 59 bp decline in return on interest-earning assets, which was partially offset by a 29 bp decrease in the cost of interest-bearing liabilities during 2013. Prevailing market interest rates remain at historically low levels. As a result, on average both our interest earning assets and interest bearing liabilities were repriced at lower interest rates during 2013.
As shown in the rate/volume analysis table below, positive volume changes resulted in a $6 increase in net interest income in 2013. Average loan volume decreases were attributable to the Bank’s strict loan underwriting practices along with decreased loan demand. Deposit volume decreases were primarily due to our management’s decision to reduce deposit rates, due to the continuing low interest rate environment, resulting in the withdrawal of high rate Money Market and CD deposits. The increase and changes in the composition of interest earning assets resulted in a $2,510 decrease in interest income for 2013, partially offset by a $1,279 decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on interest earning assets decreased interest income by $2,758, but were partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $1,521, for a net impact of a $1,237 decrease in net interest income due to changes in interest rates between 2013 and 2012.
For 2013, the yield on interest-earning assets declined to 4.61% from 5.20% for 2012. This was caused primarily by a decrease of 55 bp in the loan yield and a 61 bp decline in the yield on securities. The average loan yield was 5.40% in 2013 and 5.95% in 2012, respectively. Competitive pricing on new and refinanced loans, as well as increased prepayments due to the current low rate environment, all contributed to reduced loan yields in 2013. Yields on securities decreased largely due to increases in holdings of lower risk and lower yielding securities, as well as (1) volatility in prepayments, (2) collateral credit defaults, and (3) reduced interest payments from several of our remaining non-agency mortgage-backed securities holdings.

For 2013, the cost of interest-bearing liabilities decreased 29 bps from 1.39% in 2012, to 1.10%, resulting, in part, from a continuing decrease in interest rates, generally, in 2013. The combined average cost of interest-bearing deposits was 1.10%, down 13 bp from 2012, primarily resulting from the continued low short-term interest rate environment during 2013. The average yield on FHLB advances decreased 2.12% in 2013 from 3.19% in 2012. The primary factor contributing to the decline in interest rate spread between the periods was a decrease in the average balance of outstanding higher rate loan balances offset, in part, by the restructuring of higher rate FHLB borrowings and new advances of FHLB borrowings at lower interest rates. During the twelve months ended September 30, 2013, $13,000 of FHLB borrowings were restructured from an average interest rate of 4.13% to 1.92% without a prepayment penalty.

We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. However, continued low interest rates will likely enable us to experience a relatively stable interest rate margin.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at September 30 for each of the last three fiscal years shown below. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $532,505 in 2013 compared to $520,777 in 2012. Average loans outstanding decreased to $429,403 in 2013 from $429,727 in 2012. Average loans to average interest-bearing assets decreased to 81% in 2013 from 83% in 2012. Interest income on loans decreased $2,378, of which $19 related to the decrease in average outstanding balances and $2,359 related to a reduction in interest income due to lower yields on such loans. Decreases in average loans outstanding in 2013 were the result of consumer deleveraging trends, competition and decreased overall loan demand. Balances of securities increased $13,344 on average between the periods due to lower than desired loan demand and liquidity reasons. Interest income on securities increased $285 from volume changes and decreased $413 from the impact of the rate environment, for a net $128 decrease in interest income on securities in our investment portfolio between 2013 and 2012.
Average interest-bearing liabilities increased $10,986 in 2013 from 2012 levels, while average net free funds (the total of non-interest bearing demand deposits, accrued expenses, other liabilities and stockholders’ equity less non-interest earning assets) increased $4,812. The increase in average interest-bearing liabilities is primarily due to increases in demand deposits and FHLB advances. The increase in average net free funds is primarily due to an increase in non-interest bearing demand deposits and a reduction in non-interest earning assets. Average non-interest bearing demand deposits increased $2,815 or 15.02%, while average non-interest earning assets decreased $2,028 or 12.58%. Average interest-bearing deposits increased $759, or 0.17% to $435,705. Interest expense on interest-bearing deposits decreased $32 during 2013 from the volume and mix changes and decreased $539 from the impact of the rate environment, resulting in an aggregate decrease of $571 in interest expense on interest-bearing deposits.

	Year ended September 30, 2013			Year ended September 30, 2012			Year ended September 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest-earning assets:
Cash and cash equivalents	$24,326	$41	0.17%	$21,947	$32	0.15%	$52,109	$112	0.21%
Loans receivable	429,403	23,201	5.40%	429,727	25,579	5.95%	441,308	27,761	6.29%
Interest-bearing deposits	1,781	15	0.84%	3,955	29	0.73%	5,645	43	0.76%
Securities available for sale	73,503	1,307	1.78%	60,159	1,435	2.39%	48,752	1,844	3.78%
FHLB stock	3,492	11	0.32%	4,989	10	0.20%	5,787	4	0.07%
Total interest-earning assets	$532,505	$24,575	4.61%	$520,777	$27,085	5.20%	$553,601	$29,764	5.38%
Average interest-bearing liabilities:
Savings Accounts	$24,550	$14	0.06%	$24,278	$19	0.08%	$25,410	$36	0.14%
Demand deposits	30,080	7	0.02%	26,992	4	0.01%	22,776	8	0.04%
Money Market	146,640	775	0.53%	147,760	854	0.58%	160,934	1,559	0.97%
CD’s	211,094	3,636	1.72%	211,745	4,068	1.92%	237,655	4,990	2.10%
IRA’s	23,341	359	1.54%	24,171	417	1.73%	23,992	462	1.93%
Total deposits	$435,705	$4,791	1.10%	$434,946	$5,362	1.23%	$470,767	$7,055	1.50%
FHLB Advances	48,754	521	1.07%	38,527	1,229	3.19%	42,242	1,858	4.40%
Total interest-bearing liabilities	$484,459	$5,312	1.10%	$473,473	$6,591	1.39%	$513,009	$8,913	1.74%
Net interest income		$19,263			$20,494			$20,851
Interest rate spread			3.51%			3.81%			3.64%
Net interest margin			3.62%			3.94%			3.77%
Average interest-earning assets to average interest-bearing liabilities			1.10			1.10			1.08

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

	Year ended September 30, 2013 v. 2012 Increase (decrease) due to			Year ended September 30, 2012 v. 2011 Increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$4	$5	$9	$(48)	$(32)	$(80)
Loans receivable	(19)	(2,359)	(2,378)	(715)	(1,467)	(2,182)
Interest-bearing deposits	(18)	4	(14)	(12)	(2)	(14)
Securities available for sale	285	(413)	(128)	377	(786)	(409)
FHLB stock	(4)	5	1	(1)	7	6
Total interest-earning assets	$248	$(2,758)	$(2,510)	$(399)	$(2,280)	$(2,679)
Interest expense:
Savings Accounts	$—	$(5)	$(5)	$(2)	$(15)	$(17)
Demand deposits	—	3	3	1	(5)	(4)
Money Market	(6)	(73)	(79)	(118)	(587)	(705)
CD’s	(12)	(420)	(432)	(517)	(405)	(922)
IRA’s	(14)	(44)	(58)	3	(48)	(45)
Total deposits	(32)	(539)	(571)	(633)	(1,060)	(1,693)
FHLB Advances	274	(982)	(708)	(152)	(477)	(629)
Total interest-bearing liabilities	242	(1,521)	(1,279)	(785)	(1,537)	(2,322)
Net interest income	$6	$(1,237)	$(1,231)	$386	$(743)	$(357)

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”), based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Based on increased historical charge off ratios and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Estimates—Allowance for Loan Losses”, the provision for loan losses necessary to ensure an adequate allowance for loan losses continues to remain at elevated levels compared to industry averages.
Net loan charge-offs for the years ended September 30, 2013 and 2012 were $2,708 and $3,593, respectively. Net charge-offs to average loans were 0.62% for 2013 compared to 0.84% for 2012. For 2013, non-performing loans decreased by $1,933 to $2,608 from $4,508 at September 30, 2012. Refer to the “Risk Management and the Allowance for Loan Losses” section below for more information related to non-performing loans.
We recorded provisions for loan losses of $3,143 and $4,440 for the years ended September 30, 2013 and 2012, respectively. Management believes that the provision taken for the year ended September 30, 2013 is adequate in view of the present condition of the loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See Note 1 “Nature of Business and Summary of Significant Accounting Policies - Allowance for Loan Losses” to our consolidated financial statements for further analysis of the provision for loan losses.

Non-Interest Income. The following table reflects the various components of non-interest income for the years ended September 30, 2013, 2012 and 2011 respectively.

	Twelve months ended
	September 30,			Change:
	2013	2012	2011	2013 over 2012	2012 over 2011
Noninterest Income:
Net gains/(losses) on available for sale securities	$(245)	$(1,089)	$89	77.50%	(1,323.60)%
Service charges on deposit accounts	1,820	1,529	1,512	19.03%	1.12%
Loan fees and service charges	768	621	517	23.67%	20.12%
Other	708	611	499	15.88%	22.44%
Total noninterest income	$3,051	$1,672	$2,617	82.48%	(36.11)%
Non-interest income was $3,051 for the year ended September 30, 2013, an increase of $1,379 over the year ended September 30, 2012. During the year ended September 30, 2013, we recorded other-than-temporary impairment (“OTTI”) on available for sale securities of $797, compared to $1,332 of OTTI recorded during the year ended September 30, 2012, due to a smaller portfolio in assets subject to OTTI arising from amortization and sales. Further, net realized gains on sale of available for sale securities were $552 and $243 for the years ended September 30, 2013 and 2012, respectively. Service charges on deposit accounts increased due to new deposit products and services.
Non-Interest Expense. The following table reflects the various components of non-interest expense for the years ended September 30, 2013, 2012 and 2011, respectively.

	Years ended			Change:
	September 30,			2013 over	2012 over
	2013	2012	2011	2012	2011
Noninterest Expense:
Salaries and related benefits	$9,068	$8,502	$8,348	6.66%	1.84%
Occupancy - net	2,493	2,453	2,546	1.63%	(3.65)%
Office	1,223	1,191	1,339	2.69%	(11.05)%
Data processing	1,657	1,499	960	10.54%	56.15%
Amortization of core deposit	56	209	332	(73.21)%	(37.05)%
Advertising, marketing and public relations	233	190	122	22.63%	55.74%
FDIC premium assessment	522	693	910	(24.68)%	(23.85)%
Professional services	707	1,187	1,354	(40.44)%	(12.33)%
Other	1,530	1,435	1,363	6.62%	5.28%
Total noninterest expense	$17,489	$17,359	$17,274	0.75%	0.49%
Noninterest expense (annualized) / Average assets	3.22%	3.25%	3.05%
Non-interest expense increased $130 (0.75%) to $17,489 for the year ended September 30, 2013 compared to $17,359 for the same period in 2012. The non-interest expense to average assets ratio was 3.22% for the year ended September 30, 2013 compared to 3.25% for the same period in 2012.
Salary expense increased $566 to $9,068 for the year ended September 30, 2013 compared to $8,502 for the same period in 2012, due to a one-time settlement agreement expense reversal in fiscal 2012. The decrease in the amortization of the core deposit intangible was due to the Michigan core deposit intangible fully amortizing in April 2012, resulting in a decrease in amortization expense year over year. Increases in advertising, marketing and public relations costs were primarily the result of increased costs related to (a) a Company awareness campaign and (b) increased community involvement. The decrease in the FDIC premium assessment was attributable to a reduced premium assessment due to the termination of the Memorandum of Understanding formerly imposed upon the Bank (see "Capital Resources" below for more information). The decrease in Professional services expense, was primarily due to an insurance settlement reimbursement received in 2013 for legal fees incurred.
Income Taxes. Income tax provision was $635 for the year ended September 30, 2013, compared to $161 for the year ended September 30, 2012. The increase in income tax provision resulted primarily from the income tax effects of income before income taxes of $1,682 for the year ended September 30, 2013 compared to income before income taxes of $367 for the same period in 2012.
See Note 1, “Nature of Business and Summary of Significant Accounting Policies” and Note 13, “Income Taxes” in the accompanying Notes to Consolidated Financial Statements for a further discussion of income tax accounting. Income tax expense recorded in the consolidated statements of income involves interpretation and application of certain accounting pronouncements and federal and state tax codes and is, therefore, considered a critical accounting policy. We undergo examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.

BALANCE SHEET ANALYSIS
Loans. Total loans outstanding, net of deferred loan fees and costs, increased to $440,863 at September 30, 2013, a 3.06% increase from their balance at September 30, 2012. This follows a 0.92% decrease from September 30, 2011 to September 30, 2012. The following table reflects the composition, or mix, of the loan portfolio at September 30, for the last five completed fiscal years:

	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Consumer	$252,958	57.4%	$272,441	63.7%	$275,149	63.7%	$262,495	57.5%	$240,051	54.3%
Commercial	12,531	2.8%	680	0.2%	190	0.0%	196	0.1%	174	0.0%
Total real estate loans	$265,489	60.2%	$273,121	63.9%	$275,339	63.7%	$262,691	57.6%	$240,225	54.3%
Consumer and other loans:
Automobile (1)	12,662	2.9%	13,932	3.3%	15,716	3.6%	18,542	4.1%	24,875	5.6%
Other secured personal loans (2)	158,842	36.0%	136,989	32.0%	139,126	32.2%	171,135	37.5%	172,040	38.9%
Unsecured personal loans (3)	1,835	0.4%	2,805	0.7%	2,583	0.6%	4,636	1.0%	5,655	1.3%
Total consumer and other loans	$173,339	39.3%	$153,726	35.9%	$157,425	36.5%	$194,313	42.6%	$202,570	45.8%
Gross loans	$438,828		$426,847		$432,764		$457,004		$442,795
Net deferred loan costs (fees)	$2,035	0.5%	$942	0.2%	$(1,018)	(0.2)%	$(772)	(0.2)%	$(325)	(0.1)%
Total loans (net of unearned income and deferred expense)	$440,863	100.0%	$427,789	100.0%	$431,746	100.0%	$456,232	100.0%	$442,470	100.0%
Allowance for loan losses	$(6,180)		$(5,745)		$(4,898)		$(4,145)		$(1,925)
Total loans receivable, net	$434,683		$422,044		$426,848		$452,087		$440,545
At September 30, 2013, real estate loans comprised $265,489, or 60.2% percent of total loans. These loans decreased $7,632 or 2.8% from their balance at September 30, 2012. Consumer real estate loans consist mainly of fixed-rate conventional home mortgages and home equity loans. As of March 31, 2012, the Bank began offering consumer real estate balloon loans and as of September 30, 2013, there were $10,967 in outstanding balloon loan balances. In fiscal 2013, the Bank expanded commercial real estate lending and as of September 30, 2013, commercial real estate loans had increased to $12,531, secured primarily by residential one to four family and multi-family real estate.

Consumer and other loans (secured and unsecured) comprised $173,339, or 39.3% percent of total loans as of September 30, 2013. Consumer and other loans increased by $19,613, or 12.8% at September 30, 2013 from their 2012 fiscal year end balances. Consumer and other loans consist of short-term installment loans, direct and indirect personal property loans, and other personal loans. Increases in consumer and other loans resulted primarily from purchased indirect consumer loans. Consumer loan demand in our local markets, generally, has remained slow throughout 2013, and we anticipate this trend to continue into 2014.
Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. Management believes that no significant concentrations exist within our loan portfolio with respect to loan type, geographic location or any other relevant factor. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” in our accompanying consolidated financial statements for tables and discussion regarding the composition of our loan portfolio.

The following table sets forth, for our last five fiscal years, fixed and adjustable rate loans in our loan portfolio:

	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate:
Consumer	$250,718	56.9%	$269,368	63.0%	$272,073	63.0%	$259,468	56.9%	$236,042	53.3%
Commercial	12,531	2.8%	680	0.2%	190	0.1%	196	0.0%	174	0.1%
Total fixed rate real estate loans	263,249	59.7%	270,048	63.2%	272,263	63.1%	259,664	56.9%	236,216	53.4%
Consumer and other loans	173,339	39.3%	153,726	35.9%	157,425	36.5%	194,313	42.6%	202,570	45.8%
Total fixed rate loans	436,588	99.0%	423,774	99.1%	429,688	99.5%	453,977	99.5%	438,786	99.2%
Adjustable rate loans:
Real estate:
Consumer	2,240	0.5%	3,073	0.7%	3,076	0.7%	3,027	0.7%	4,009	0.9%
Commercial	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total adjustable rate real estate loans	2,240	0.5%	3,073	0.7%	3,076	0.7%	3,027	0.7%	4,009	0.9%
Consumer and other loans	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total adjustable rate loans	2,240	0.5%	3,073	0.7%	3,076	0.7%	3,027	0.7%	4,009	0.9%
Gross loans	438,828		426,847		432,764		457,004		442,795
Net deferred loan costs	2,035	0.5%	942	0.2%	(1,018)	(0.2)%	(772)	(0.2)%	(325)	(0.1)%
Total loans (net of unearned income)	440,863	100.0%	427,789	100.0%	431,746	100.0%	456,232	100.0%	442,470	100.0%
Allowance for loan losses	(6,180)		(5,745)		(4,898)		(4,145)		(1,925)
Total loans receivable, net	$434,683		$422,044		$426,848		$452,087		$440,545

Loans and their contractual maturities for the years presented are as follows:

	Real estate				Consumer and other
	Consumer		Commercial		Automobile		Secured personal and other		Unsecured personal		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2014 (1)	$5,251	3.27%	$876	4.87%	$1,003	7.36%	$2,732	6.11%	$965	14.65%	$10,827	5.51%
2015	2,558	4.32%	491	4.75%	1,486	6.84%	3,819	7.48%	125	8.86%	8,479	6.28%
2016	1,982	5.32%	—	NA	3,196	6.58%	26,076	7.74%	616	7.38%	31,870	7.47%
2017-2018	5,604	4.64%	8,467	4.69%	6,114	6.17%	14,778	7.66%	65	7.78%	35,028	6.20%
2019-2020	13,420	4.30%	1,424	4.79%	797	5.56%	23,971	8.44%	—	NA	39,612	6.65%
2021-2035	112,760	4.35%	1,273	4.62%	66	5.35%	87,466	5.93%	64	4.70%	201,629	5.04%
2036 and after	111,383	5.23%	—	NA	—	NA	—	NA	—	NA	111,383	5.23%
	$252,958	4.73%	$12,531	4.71%	$12,662	6.40%	$158,842	6.62%	$1,835	11.22%	$438,828	5.49%

(1)	Includes home equity lines of credit, loans having no stated maturity and overdraft loans.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying loan collateral less the cost of sale. At September 30, 2013, we had 152 Troubled Debt Restructured (TDR) loans, all secured by real estate or personal property with an aggregate recorded investment of $8,618. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” of our consolidated financial statements for information on what we consider to be a TDR. The total for the 66 such individual TDR loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $4,333 for which $894 in specific ALL was recorded as of September 30, 2013. At September 30, 2013, there were 49 individual substandard loans, not considered TDRs, with an aggregate recorded investment of $233, where estimated fair value was less than their book value (i.e. we deemed impairment to exist). The total specific ALL recorded for the 49 such individual substandard loans was $89 as of September 30, 2013.

	9/30/2013	6/30/2013	Quarters ended 3/31/13	12/31/2012	9/30/2012
Component 1 - Specific credit allocation	$983	1,032	971	639	$624
Component 2 - General and unallocated allowance	5,197	5,023	4,959	5,181	5,121
Allowance for loan losses	$6,180	$6,055	$5,930	$5,820	$5,745
At September 30, 2013, the allowance for loan losses was $6,180, or 1.40% of our total loan portfolio, compared to allowance for loan losses of $5,745, or 1.34% of the total loan portfolio at September 30, 2012. This level was based on our analysis of the loan portfolio risk at September 30, 2013, as discussed above.
During October 2012, the Bank entered into an agreement to purchase consumer loans from a third party on an ongoing basis. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are ultimately charged off. As of September 30, 2013, the balance of the consumer loans purchased was $19,978. The balance in the cash reserve account was $607, which is included in Deposits on the consolidated balance sheet. The allowance for loan losses, less these third party loans, then is 1.47% of total loans.
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

The following table identifies the various components of non-performing assets as of the dates indicated below:

	2013	2012	2011	2010	2009
Nonperforming assets:
Nonaccrual loans	$2,125	$4,508	$4,400	$5,084	$5,789
Accruing loans past due 90 days or more	483	—	—	—	—
Total nonperforming loans (“NPLs”)	2,608	4,508	4,400	5,084	5,789
Other real estate owned	873	497	1,153	372	562
Other collateral owned	155	45	207	76	74
Total nonperforming assets (“NPAs”)	$3,636	$5,050	$5,760	$5,532	$6,425
Troubled Debt Restructurings (“TDRs”)	$8,618	$8,135	$6,662	$2,714	$—
Nonaccrual TDRs	$1,108	$1,329	$2,206	$—	$—
Average outstanding loan balance	$434,326	$429,768	$443,989	$452,696	$404,335
Loans, end of period	440,863	427,789	431,746	456,232	442,470
Total assets, end of period	554,521	530,183	536,557	594,365	575,406
ALL, at beginning of period	5,745	4,898	4,145	1,925	1,192
Loans charged off:
Real estate loans	(1,525)	(1,984)	(2,476)	(1,168)	(40)
Consumer loans	(1,494)	(1,965)	(2,882)	(3,608)	(633)
Total loans charged off	(3,019)	(3,949)	(5,358)	(4,776)	(673)
Recoveries of loans previously charged off:
Real estate loans	36	30	46	44	1
Consumer loans	275	326	201	51	36
Total recoveries of loans previously charged off:	311	356	247	95	37
Net loans charged off (“NCOs”)	(2,708)	(3,593)	(5,111)	(4,681)	(636)
Additions to ALL via provision for loan losses charged to operations	3,143	4,440	5,864	6,901	1,369
ALL, at end of period	$6,180	$5,745	$4,898	$4,145	$1,925
Ratios:
ALL to NCOs (annualized)	228.21%	159.89%	95.83%	88.55%	302.67%
NCOs (annualized) to average loans	0.62%	0.84%	1.15%	1.03%	0.16%
ALL to total loans	1.40%	1.34%	1.13%	0.91%	0.44%
NPLs to total loans	0.59%	1.05%	1.02%	1.11%	1.31%
NPAs to total assets	0.66%	0.95%	1.07%	0.93%	1.12%
Total Assets:	$554,521	$530,183	$536,557	$594,365	$575,406

As the table above indicates, the ALL at September 30, 2013 was $6,180 compared with $5,745 at year-end 2012. Loans increased 3.06% in 2013, while the allowance as a percent of total loans increased to 1.40% from 1.34% at year-end 2012. Net real estate loan charge-offs represented 55% of the total net charge-offs, and consumer and other loan charge-offs represented 45% of the total net-charge-offs. Net loan charge-offs were at lower levels in 2013 compared to 2012, as we applied our more uniform and aggressive loan charge-off and collection practices in previous years. Management believes that it is prudent to continue its current practice of providing for loan losses in excess of current net loan charge offs until we experience an extended period of lower net loan charge offs. Certain external factors may result in higher future losses but are not readily determinable at this time, including, but not limited to: unemployment rates, increased taxes and continuing increased regulatory expectations with respect to ALL levels. As a result, our analysis may show a need to continue to increase our ALL as a percentage of total loans and nonperforming loans for the near future. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We employ early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as either 90 days or more past due or non-accrual. The accrual of interest income is discontinued according to the following schedules:
• Commercial Loans past due 90 days or more,
• Closed end consumer loans past due 120 days or more, and
• Real estate loans and open ended consumer loans past due 180 days or more.
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
Non-performing loans decreased $1,900 (42.2%) during the year ended September 30, 2013 from their balances at 2012 fiscal year end. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Non-performing assets include non-performing loans, other real estate owned and other collateral owned. Our non-performing assets were $3,636 at September 30, 2013, or 0.66% of total assets. This represented a decrease from $5,050, or 0.95% of total assets, at September 30, 2012. The decrease since September 30, 2012 was primarily due to decreases in non-performing loans resulting from the Company's
Other real estate owned and other collateral owned is comprised of foreclosed collateral assets held by the Bank until sold. Other real estate owned (REO) increased by $376 and other collateral owned increased by $110 during the year ended September 30, 2013 from their balances as of September 30, 2012.
Securities Available for Sale. We manage our securities portfolio in an effort to manage interest rate risk, enhance income, provide liquidity, and meet the Qualified Thrift Lender test imposed by our primary regulator, the OCC.
Our total investment portfolio was $79,695 at September 30, 2013 compared with $67,111 at September 30, 2012. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and in early 2008 and are generally secured by 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase. Since the time of purchase, $1,842, of the current principal balance outstanding, was downgraded from investment grade to below investment grade. This represents the entire remaining September 30, 2013 book value of our non-agency residential MBS portfolio. The market for these securities remains highly volatile in response to uncertainty and illiquidity in the financial markets and a general deterioration in economic conditions. Taking into consideration these developments, we have determined that it is likely we will not collect all amounts due according to the contractual terms of these securities. We continue to monitor opportunities to liquidate the remaining two non-agency mortgage-backed securities should market conditions present opportunities that would improve the Bank’s securities portfolio risk profile and regulatory risk-based capital while realizing selling prices at or near the Bank’s adjusted book value in these securities.

During 2013, the Bank sold three non-agency mortgage-backed securities and thirty-two other securities with an aggregate book value of $44,228, resulting in a net realized gain of $552. These sales were executed in order to (a) take advantage of current favorable market prices to minimize realized losses on certain non-agency MBS, (b) reduce the Bank's exposure to credit risk within its non-agency MBS portfolio, (c) improve the Bank's risk-based capital position by eliminating certain MBS securities which represented higher risk-weighted assets for regulatory capital computation purposes and (d) further diversify the Bank's investment portfolio. Since the date of acquisition, prior to the sale, the Bank had recognized $1,103 of other-than-temporary impairment in earnings on the aforementioned three non-agency mortgage-backed securities.

In the quarter ended March 31, 2013, the Bank recognized $372 of other-than-temporary impairment in earnings on a non-agency MBS, which brought the amortized cost of this specific non-agency MBS to $0. To date, the Bank had recognized $2,227 of other-than-temporary impairment in earnings on this specific aforementioned non-agency mortgage-backed security. During the year ended September 30, 2013, the Bank received $70 in cash payments from this specific non-agency MBS that was in default.
As noted above we have historically conducted a quarterly independent valuation of our non-agency MBS portfolio. The results of our quarterly analysis indicated fair value adjustments and other-than-temporary impairment (“OTTI”) totaling $1,412 for the year ended September 30, 2013, compared to $461 for the year ended September 30, 2012. The credit related component of OTTI, which required charges to earnings were $797 for the year ended September 30, 2013, compared to

$1,332 for the year ended September 30, 2012. Additionally, we reduced other comprehensive income (before tax), a component of stockholders’ equity, by $615 for the year ended September 30, 2013, and increased other comprehensive income (before tax) by $1,793 in fiscal 2012, for the portion of OTTI attributable to non-credit related factors such as market volatility.
At September 30, 2013, the approximate aggregate fair value of the two remaining non-agency MBS securities, for which other-than-temporary impairment of $1,250 has been previously recorded, was $1,226. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

September 30, 2012, balance of OTTI related to credit losses	$3,740
Credit portion of OTTI on securities for which OTTI was not previously recognized	867
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	(70)
Credit portion of OTTI on securities in default for which OTTI was previously recognized	(2,184)
Credit portion of OTTI previously recognized on securities sold during the period	(1,103)
September 30, 2013, balance of OTTI related to credit losses	$1,250
We believe that the remaining fair value of our non-agency MBS portfolio, totaling $1,226 remains subject to numerous factors outside of our control and future quarterly evaluations of fair value could result in additional OTTI losses.
On September 30, 2013, both of the remaining securities included in our non-agency residential MBS have unrealized losses currently included in accumulated other comprehensive income. These losses represent a 33.4 percent decline in value in comparison to our remaining amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

The amortized cost and market values of our available for sale securities as of the periods indicated below were as follows:

	Amortized Cost	Fair Value
September 30, 2013
U.S. government agency obligations	$29,702	$27,866
Obligations of states and political subdivisions	11,647	10,970
Mortgage-backed securities	40,378	39,633
Non-agency mortgage-backed securities	1,842	1,226
Totals	83,569	79,695

September 30, 2012
U.S. government agency obligations	$7,742	$7,977
Obligations of states and political subdivisions	11,658	11,822
Mortgage-backed securities	39,755	40,726
Non-agency mortgage-backed securities	8,524	6,586
Totals	67,679	67,111
The following tables show the fair value and gross unrealized losses of securities with unrealized losses at September 30, 2013 and 2012, respectively, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013:
U.S. government agency obligations	$27,866	$1,836	$—	$—	$27,866	$1,836
Obligations of states and political subdivisions	9,320	585	1,650	92	10,970	677
Mortgage-backed securities	27,690	885	—	—	27,690	885
Non-agency mortgage-backed securities	—	—	1,226	616	1,226	616
Total Securities	$64,876	$3,306	$2,876	$708	$67,752	$4,014

September 30, 2012:
U.S. government agency obligations	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	3,585	51	—	—	3,585	51
Mortgage-backed securities	3,141	6	—	—	3,141	6
Non-agency mortgage-backed securities	—	—	6,586	1,938	6,586	1,938
Total Securities	$6,726	$57	$6,586	$1,938	$13,312	$1,995

As noted above, prior to the fiscal year ended September 30, 2013, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of September 30, 2013, we held $1,226 in fair value of investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.
The composition of our available for sale portfolio by credit rating as of the periods indicated was as follows:

	September 30,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	70,080	67,499	47,497	48,703
AAA	1,441	1,342	3,647	3,705
AA	8,685	8,196	6,865	6,964
A	1,192	1,119	1,146	1,153
BBB	—	—	—	—
Below investment grade	1,842	1,226	8,524	6,586
Non-rated	329	313	—	—
Total	83,569	79,695	67,679	67,111
Utilizing a third party firm in fiscal 2013, we obtained an independent valuation of our non-agency MBS portfolio on a quarterly basis. Our management and Board of Directors reviewed the results of this independent valuation and considered additional testing to determine if additional write-downs of our non-agency MBS portfolio were warranted. In fiscal 2014, due to the reduced size of the non-agency MBS portfolio, we will be utilizing a third party firm on an annual basis. Nonetheless, our management and Board of Directors will continue to analyze the non-agency MBS portfolio on a quarterly basis to determine if additional write-downs of our non-agency MBS portfolio are warranted.
The Bank has pledged certain of its U.S. Agency and Government Sponsored Enterprise (GSE) securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of September 30, 2013, there were no borrowings outstanding on the Federal Reserve line of credit.

Intangible Assets. We have other intangibles of $218, comprised of core deposit intangible assets arising from various acquisitions from 2002 through 2008. Amortization expense, calculated on a straight line basis, was $56 and $209 for each of the years ended September 30, 2013 and 2012, respectively. Annually, we assess the reasonableness of the remaining useful life assumptions assigned to each core deposit intangible asset. No changes were made during 2013 in the remaining useful lives of our core deposit intangibles, which originally ranged from approximately 7 to 15 years.
Deposits. Deposits are our largest source of funds. Average total deposits for 2013 were $435,705, an increase of 0.17% from 2012. Deposits increased to $447,398 at September 30, 2013, from $422,058 at September 30, 2012, due primarily to a $19,538 increase in demand and money market deposits, including municipal money market accounts. During the quarter ended June 30, 2013, we began offering money market accounts as an alternative deposit opportunity for municipalities within our branch network. Through the municipal deposit account relationships, the Bank has become more visible within the communities we serve, while allowing a low cost funding opportunity. As of September 30, 2013, the balance in the municipal money market accounts was approximately $3,400 and $983 in municipal certificate of deposit accounts.
Our objective is to grow core deposits and build customer relationships with convenience, customer service, and by expanding our deposit product offerings with competitive pricing. Management expects to continue to place emphasis on both retaining and generating additional core deposits in 2014 through competitive pricing of deposit products and through the branch delivery systems that have already been established.

Institutional certificates of deposit as a funding source increased $9,579 from their balance as of September 30, 2012. Institutional certificates of deposit remain an important part of our deposit mix, as we continue to pursue funding sources to lower the Bank's cost of funds. Brokered deposits, included in institutional certificates of deposit, increased from $498 at September 30, 2012 to $11,960 at September 30, 2013. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances increased from $49,250 as of September 30, 2012, to $50,000 as of September 30, 2013, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds.
Stockholders’ Equity. Total stockholders’ equity was $54,185 at September 30, 2013, versus $55,103 at September 30, 2012. The decrease resulted from net income of $1,047 for the year ended September 30, 2013, along with decreases in other comprehensive income related to: (a) unrealized losses on available for sale securities, net of tax, of $2,793; (b) changes in unrealized gain, resulting from sale of available for sale securities, net of tax, of $332; and (c) changes for realized losses on available for sale securities for OTTI write-down, net of tax of $478.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than or equal to one-year. At September 30, 2013, our liquidity ratio was 10.89 percent, which was above our targeted liquidity ratio of 10 percent.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; and other short-term investments and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $89,859 of our $230,499 (39.0%) CD portfolio will mature within the next 12 months, we have historically retained over 70 percent of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching, our retention rate may decrease in the future due to our philosophy of building customer relationships – not just deposit accounts. Through new deposit product offerings to our branch customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In our present interest rate environment, and based on maturing yields, this should also improve our cost of funds. While we believe that our in-store branch network attracts core deposits and enhances long-term liquidity, a key component to our broader liquidity management strategy, we will continue to analyze the profitability of our branch network and focus our resources on our most productive markets to enhance profitability and expand market share.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $122,000 available under this arrangement. We also maintain lines of credit of $9,600 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan.

In reviewing our adequacy of liquidity, we review and evaluate historical financial information, including information regarding general economic conditions, current ratios, management goals and the resources available to meet our anticipated liquidity needs. Management believes that our liquidity is adequate and, to management’s knowledge, there are no known events or uncertainties that will result or are likely to reasonably result in a material increase or decrease in our liquidity.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2013, the Company had approximately $12,678 in unused commitments, compared to approximately $4,541 in unused commitments as of September 30, 2012.
Capital Resources. As of September 30, 2013, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions. Current OCC guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2013 (Audited)
Total capital (to risk weighted assets)	$59,297,000	16.3%	$29,182,000	>=	8.0%	$36,478,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	54,717,000	15.0%	14,591,000	>=	4.0%	21,887,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	54,717,000	9.9%	22,220,000	>=	4.0%	27,775,000	>=	5.0%
As of September 30, 2012 (Audited)
Total capital (to risk weighted assets)	$58,673,000	15.4%	$30,519,000	>=	8.0%	$38,148,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	53,904,000	14.1%	15,259,000	>=	4.0%	22,889,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	53,904,000	10.2%	21,174,000	>=	4.0%	26,467,000	>=	5.0%

Effective January 28, 2013, the Office of the Comptroller of the Currency, the primary regulator for the Company and the Bank, terminated the Memorandum of Understanding dated December 23, 2009, which formerly imposed certain restrictions on the Bank's operations. On March 15, 2013, the Federal Reserve Bank, as successor to the Office of Thrift Supervision, formally announced termination of the Memorandum of Understanding previously entered into by the Company. At September 30, 2013, the Bank is categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended September 30, 2013 and 2012:
Year ended September 30, 2013:

	December 31,	March 31,	June 30,	September 30,
Interest income	$6,370	$6,098	$5,973	$6,134
Interest expense	1,409	1,329	1,298	1,276
Net interest income	4,961	4,769	4,675	4,858
Provision for loan losses	900	765	750	728
Net interest income after provision for loan losses	4,061	4,004	3,925	4,130
Non-interest income	760	696	689	906
Non-interest expense	4,392	4,157	4,359	4,581
Income (loss) before income tax expense	429	543	255	455
Provision (benefit) for income tax	169	210	89	167
Net income (loss)	$260	$333	$166	$288
Basic earnings (loss) per share	$0.05	$0.06	$0.03	$0.06
Diluted earnings (loss) per share	$0.05	$0.06	$0.03	$0.06
Dividends paid	$—	$0.02	$—	$—

Year ended September 30, 2012:

	December 31,	March 31,	June 30,	September 30,
Interest income	$7,143	$6,707	$6,693	$6,542
Interest expense	1,825	1,674	1,598	1,494
Net interest income	5,318	5,033	5,095	5,048
Provision for loan losses	1,540	1,100	900	900
Net interest income after provision for loan losses	3,778	3,933	4,195	4,148
Non-interest income	50	602	745	275
Non-interest expense	4,508	4,421	4,354	4,076
Income (loss) before income tax expense	(680)	114	586	347
Provision (benefit) for income tax	(266)	48	237	142
Net income (loss)	$(414)	$66	$349	$205
Basic earnings (loss) per share	$(0.05)	$0.02	$0.03	$0.04
Diluted earnings (loss) per share	$(0.05)	$0.02	$0.03	$0.04
Dividends paid	$—	$—	$—	$—
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
In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured consumer and commercial loans;

•	managing our funding needs by utilizing core deposits, institutional certificates of deposits and borrowings as appropriate based on term and interest rate;

•	reducing non-interest expense and managing our efficiency ratio by implementing technologies to enhance customer service and increase employee productivity;

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure to focus resources on our most productive markets;

•	improving our asset and collateral disposition practices; and

•	focusing on sound and consistent loan underwriting practices based primarily on borrowers’ debt ratios, credit score and collateral values.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.
The following table sets forth, at September 30, 2013 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from gradual and sustained parallel shifts in the yield curve (up 300 basis points and down 100 basis points, measured in varying increments). As of September 30, 2013, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$8,281	$(52,250)	(86)%	1.71%	(908)	bp
+200 bp	29,486	(31,045)	(51)%	5.75%	(504)
+100 bp	47,408	(13,123)	(22)%	8.80%	(199)
0 bp	60,531	—	—%	10.79%	—
-100 bp	71,564	11,033	18%	12.38%	159

(1)	Assumes a gradual change in interest rates over 12 months at all maturities.
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
Management assessed the Company’s systems of internal control over financial reporting as of September 30, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of September 30, 2013, the Company maintained effective internal control over financial reporting based on those criteria.

CITIZENS COMMUNITY BANCORP, INC.
December 9, 2013
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders, Audit Committee and Board of Directors
Citizens Community Bancorp, Inc. and Subsidiary
Eau Claire, WI
We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary (the "company") as of September 30, 2013 and 2012, and the related consolidated statements of income, other comprehensive income (loss), changes in stockholders’ equity and cash flows for the years ended September 30, 2013, 2012 and 2011. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Community Bancorp, Inc. and Subsidiary as of September 30, 2013 and 2012 and the results of their operations and cash flows for the years ended September 30, 2013, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.
/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, MN
December 9, 2013

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2013 and September 30, 2012
(in thousands, except share data)

	September 30, 2013	September 30, 2012
Assets
Cash and cash equivalents	$17,601	$23,259
Other interest-bearing deposits	1,988	—
Securities available for sale (at fair value)	79,695	67,111
Federal Home Loan Bank stock	3,300	3,800
Loans receivable	440,863	427,789
Allowance for loan losses	(6,180)	(5,745)
Loans receivable, net	434,683	422,044
Office properties and equipment, net	4,835	5,530
Accrued interest receivable	1,469	1,571
Intangible assets	218	274
Foreclosed and repossessed assets, net	1,028	542
Other assets	9,704	6,052
TOTAL ASSETS	$554,521	$530,183
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$447,398	$422,058
Federal Home Loan Bank advances	50,000	49,250
Other liabilities	2,938	3,772
Total liabilities	500,336	475,080
Stockholders’ equity:
Common stock—$0.01 par value, authorized 30,000,000; 5,154,891 and 5,135,550 shares issued and outstanding, respectively	51	51
Additional paid-in capital	54,116	53,969
Retained earnings	2,473	1,529
Unearned deferred compensation	(169)	(94)
Accumulated other comprehensive loss	(2,286)	(352)
Total stockholders’ equity	54,185	55,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$554,521	$530,183
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Income
Years Ended September 30, 2013, 2012, and 2011
(in thousands, except per share data)

	2013	2012	2011
Interest and dividend income:
Interest and fees on loans	$23,201	$25,579	$27,761
Interest and dividends on investments	1,374	1,506	2,003
Total interest and dividend income	24,575	27,085	29,764
Interest expense:
Interest on deposits	4,791	5,362	7,055
Interest on borrowed funds	521	1,229	1,858
Total interest expense	5,312	6,591	8,913
Net interest income before provision for loan losses	19,263	20,494	20,851
Provision for loan losses	3,143	4,440	5,864
Net interest income after provision for loan losses	16,120	16,054	14,987
Non-interest income:
Total fair value adjustments and other-than-temporary impairment	(1,412)	461	(1,177)
Portion of loss recognized in other comprehensive income loss (gain) (before tax)	615	(1,793)	607
Net gain on sale of available for sale securities	552	243	659
Net (loss) gain on available for sale securities	(245)	(1,089)	89
Service charges on deposit accounts	1,820	1,529	1,512
Loan fees and service charges	768	621	517
Other	708	611	499
Total non-interest income	3,051	1,672	2,617
Non-interest expense:
Salaries and related benefits	9,068	8,502	8,348
Occupancy	2,493	2,453	2,546
Office	1,223	1,191	1,339
Data processing	1,657	1,499	960
Amortization of core deposit intangible	56	209	332
Advertising, marketing and public relations	233	190	122
FDIC premium assessment	522	693	910
Professional services	707	1,187	1,354
Other	1,530	1,435	1,363
Total non-interest expense	17,489	17,359	17,274
Income before provision for income tax	1,682	367	330
Provision for income taxes	635	161	137
Net income attributable to common stockholders	$1,047	$206	$193
Per share information:
Basic earnings	$0.20	$0.04	$0.04
Diluted earnings	$0.20	$0.04	$0.04
Cash dividends paid	$0.02	$—	$—
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Other Comprehensive Income (Loss)
Years ended September 30, 2013, 2012 and 2011
(in thousands, except per share data)

	2013	2012	2011
Net income attributable to common stockholders	$1,047	$206	$193
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized (losses) gains arising during period	(2,793)	823	2,136
Reclassification adjustment for gains included in net income	332	146	395
Change for realized losses on securities available for sale for other-than-temporary impairment write-down	478	799	342
Unrealized (losses) gains on securities	(1,983)	1,768	2,873
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains	49	198	(65)
Total other comprehensive (loss) income, net of tax	(1,934)	1,966	2,808
Comprehensive (loss) income	$(887)	$2,172	$3,001

Reclassifications out of accumulated other comprehensive income (loss) for the twelve months ended September 30, 2013 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Gains on sale of securities	$552		Net gain on sale of available for sale securities
	(1,412)		Total fair value adjustments and other-than-temporary impairment
	615		Portion of loss recognized in other comprehensive income (loss) (before tax)
	(245)
	98		Benefit for income taxes
Total reclassifications for the period	$(147)		Net loss attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity
Years Ended September 30, 2013, 2012 and 2011
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2010	5,113,258	$51	$53,823	$1,130	$(1)	$(5,126)	$49,877
Net income				193			193
Other comprehensive income, net of tax						2,808	2,808
Common stock awarded under recognition and retention plan - 20,312 shares	20,312		106		(106)		—
Stock option expense			5				5
Amortization of restricted stock					5		5
Balance, September 30, 2011	5,133,570	$51	$53,934	$1,323	$(102)	$(2,318)	$52,888
Net income				206			206
Other comprehensive income, net of tax						1,966	1,966
Forfeiture of unvested shares - 520 shares	(520)						—
Common stock awarded under recognition and retention plan - 2,500 shares	2,500		14		(14)		—
Stock option expense			21				21
Amortization of restricted stock					22		22
Balance, September 30, 2012	5,135,550	$51	$53,969	$1,529	$(94)	$(352)	$55,103
Net income				1,047			1,047
Other comprehensive loss, net of tax						(1,934)	(1,934)
Forfeiture of unvested shares - 503 shares	(503)						—
Surrender of vested shares - 639 shares	(639)		(4)				(4)
Common stock awarded under recognition and retention plan - 20,483 shares	20,483		120		(120)		—
Stock option expense			31				31
Amortization of restricted stock					45		45
Cash dividends ($0.02 per share)				(103)			(103)
Balance, September 30, 2013	5,154,891	$51	$54,116	$2,473	$(169)	$(2,286)	$54,185
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended September 30, 2013, 2012 and 2011
(in thousands, except per share data)

	2013	2012	2011
Cash flows from operating activities:
Net income attributable to common stockholders	$1,047	$206	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premium/discount on securities	1,008	988	117
Depreciation	1,079	1,043	1,100
Provision for loan losses	3,143	4,440	5,864
Net realized gain on sale of securities	(552)	(243)	(659)
Other-than-temporary impairment on mortgage-backed securities	797	1,332	620
Amortization of core deposit intangible	56	209	332
Amortization of restricted stock	45	22	5
Stock based compensation expense	31	21	5
Loss on sale of office properties	168	134	—
Benefit (provision) for deferred income taxes	182	(1,829)	(317)
Net (gains) losses from disposals of foreclosed properties	(96)	(64)	25
Provision for valuation allowance on foreclosed properties	76	271	135
Increase in accrued interest receivable and other assets	488	2,874	2,027
(Decrease) increase in other liabilities	(834)	(326)	561
Total adjustments	5,591	8,872	9,815
Net cash from operating activities	6,638	9,078	10,008
Cash flows from investing activities:
Purchase of securities available for sale	(71,544)	(59,114)	(67,639)
Purchase of bank owned life insurance	(3,000)	—	—
Net (increase) decrease in interest-bearing deposits	(1,988)	9,543	(9,543)
Proceeds from sale of securities available for sale	44,780	27,065	57,772
Principal payments on securities available for sale	9,621	10,146	11,949
Proceeds from sale of FHLB stock	500	1,987	—
Proceeds from sale of foreclosed properties	1,818	2,067	1,462
Net (increase) decrease in loans	(17,917)	(1,203)	17,022
Net capital expenditures	(549)	(473)	(577)
Net cash received from sale of office properties	—	465	—
Net cash provided by (used in) investing activities	(38,279)	(9,517)	10,446
Cash flows from financing activities:
Net increase (decrease) in Federal Home Loan Bank advances	750	18,850	(33,800)
Net increase (decrease) in deposits	25,340	(26,915)	(27,329)
Surrender of restricted shares of common stock	(4)	—	—
Cash dividends paid	(103)	—	—
Net cash provided by (used in) financing activities	25,983	(8,065)	(61,129)
Net decrease in cash and cash equivalents	(5,658)	(8,504)	(40,675)
Cash and cash equivalents at beginning of period	23,259	31,763	72,438
Cash and cash equivalents at end of period	$17,601	$23,259	$31,763
Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$3,667	$5,360	$8,923
Interest on borrowings	$543	$1,273	$1,974
Income taxes	$790	$281	$15
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$2,173	$1,617	$2,403
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
The consolidated income of the Company is principally derived from the income of the Company’s wholly owned subsidiary. The Bank originates residential and consumer loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 25 full-service offices; seven stand-alone locations and 18 in-store branches, predominantly located inside Walmart Supercenters. In fiscal 2013, we announced the closing of two in-store branches, effective December 2013; the selective sale of assets in one in-store location, effective January 2014; and the addition of a new full-service facility in Rice Lake, WI in December 2013. We intend to focus resources on our most productive markets to enhance profitability, expand market share and increase stakeholder value. Through all of our branch locations, primarily in Wisconsin, Minnesota and Michigan, we provide a variety of commercial and consumer banking products and services to customers, including online and mobile banking options.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through December 9, 2013, the date on which the financial statements were available to be issued. As of December 9, 2013, there were no subsequent events which required recognition or disclosure.
Unless otherwise stated, all monetary amounts in these Notes to Consolidated Financial Statements, other than share, per share and capital ratio amounts, are stated in thousands.
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Citizens Community Federal. All significant inter-company accounts and transactions have been eliminated.
Use of Estimates—Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying annual report on Form 10-K for the year ended September 30, 2013 and external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
Cash and Cash Equivalents—For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash, due from banks, and interest-bearing deposits with original maturities of three months or less. As of July 12, 2012 the contractual clearing balance requirement was eliminated with the Federal Reserve Banks. Therefore, the Bank was not required to maintain reserve balances with the Federal Reserve Bank as of September 30, 2013 or September 30, 2012.

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
Declines in the fair value of securities below their cost that are other than temporary due to credit issues are reflected as “Net gain/(loss) on available for sale securities” in the consolidated statement of operations. In estimating other-than-temporary impairment (OTTI), management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of OTTI that is recognized in operations and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss), net of the related tax effect.
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
Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account current with the contractual term of the loan and a 6 month payment history has been established. Interest on impaired loans considered troubled debt restructurings (“TDRs”) or substandard, less than 90 days delinquent, is recognized as income as it accrues based on the revised terms of the loan over an established period of continued payment. Substandard loans, as defined by the U.S. Office of the Comptroller of the Currency, our primary banking regulator, are loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.
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
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual substandard loans not considered a TDR, when full payment under the loan terms is not expected. All TDRs are individually evaluated for impairment. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. If a TDR or substandard loan is deemed to be impaired, a specific ALL allocation is established so that the loan is reported, net, at either (a) the present value of estimated future cash flows using the loan’s existing rate; or (b) at the fair value of any collateral less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90+ days past due, and certain TDRs that are less than 90+ days delinquent, the likelihood of the loan migrating to over 90 days past due is also considered when determining the specific ALL allocation. Large groups of smaller balance homogeneous loans, such as non-TDR commercial, consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.
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
FHLB stock is evaluated quarterly for impairment. Quarterly cash dividends were paid in November 2012 at an annualized dividend rate of 0.35%, and in February 2013, May 2013 and in August 2013 at an annualized dividend rate of 0.30% per share. Based on management’s quarterly evaluation, no impairment has been recorded on these securities.
Foreclosed and Repossessed Assets, net – Assets acquired through foreclosure or repossession, are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and are included in "non-interest expense, other" on the Consolidated Statements of Income. Foreclosed and repossessed asset balances were $1,028 and $542 at September 30, 2013 and September 30, 2012, respectively.
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
Intangible Assets—Intangible assets consist of core deposit intangible assets arising from branch acquisitions. They were initially measured at fair value and amortized over their estimated useful lives, ranging from 7 to 15 years. The balance of core deposit intangible assets, were $218 and $274 at September 30, 2013 and 2012, respectively. Amortization expense related to these core deposit intangible assets was $56, $209 and $332 for the years ended September 30, 2013, 2012 and 2011, respectively. Accumulated amortization on core deposit intangible assets was $2,303 and $2,246, at September 30, 2013 and 2012, respectively.

Interest Bearing Deposits—Other interest-bearing deposits mature within one year and are carried at cost, which approximates fair value.
Advertising, Marketing and Public Relations Expense—The Company expenses all advertising, marketing and public relations costs as they are incurred. Total costs for the years ended September 30, 2013, 2012, and 2011 were $233, $190, and $122, respectively.
Income Taxes – The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 13, "Income Taxes" for details on the Company’s income taxes.
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
Other Comprehensive Income (Loss)—Accumulated and other comprehensive income or loss is comprised of the unrealized and realized losses on securities available for sale and pension liability adjustments, net of tax, and is shown on the Consolidated Statements of Other Comprehensive Income (Loss).
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
Adoption of New Accounting Standards - On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires new disclosure for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is intended to help entities improve the transparency of changes in other comprehensive income and items reclassified out of accumulated other comprehensive income in their financial statements. For public entities, ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012. Early adoption is permitted. The Company has adopted ASU 2013-02 effective March 31, 2013. The adoption of ASU 2013-02 had no material effect on the Company's results of operations, financial position or cash flows.
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
Assets Measured on a Recurring Basis
The fair value of securities available for sale is determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, we utilize independent third party valuation analysis to support our own estimates and judgments in determining fair value. The following table presents, for the periods shown below, the Company's fair value of securities available for sale in accordance with the fair value hierarchy described above.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Securities available for sale:
U.S. government agency obligations	$27,866	$—	$27,866	$—
Obligations of states and political
subdivisions	10,970	—	10,970	—
Mortgage-backed securities	39,633	—	39,633	—
Non-agency mortgage-backed securities	1,226	—		1,226
Total	$79,695	$—	$78,469	$1,226
September 30, 2012
Securities available for sale:
U.S. government agency obligations	$7,977	$—	$7,977	$—
Obligations of states and political
subdivisions	11,822	—	11,822	—
Mortgage-backed securities	40,726	—	40,726	—
Non-agency mortgage-backed securities	6,586	—	—	6,586
Total	$67,111	$—	$60,525	$6,586
The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended, September 30, 2013 and 2012:

	Twelve Months Ended
	September 30, 2013	September 30, 2012
Balance beginning of period	$6,586	$9,143
Total gains or losses (realized/unrealized):
Included in earnings	(797)	(1,332)
Included in other comprehensive loss	1,322	1,837
Sales	(3,802)	—
Payments, accretion and amortization	(2,083)	(3,062)
Balance end of period	$1,226	$6,586

Assets Measured on a Nonrecurring Basis
Fair value of foreclosed assets is determined, initially, by a third-party appraisal. Subsequent to foreclosure, valuations are periodically performed by management to identify potential changes in fair value. Fair value of loans restructured in a troubled debt restructuring is based on the value of the underlying collateral at the time of restructuring, which is determined by either a third-party appraisal for real estate, or a third party price quote on secured consumer loans. The following table presents, for the periods shown below, the Company's fair value for foreclosed and repossessed assets and TDRs in accordance with the fair value hierarchy described above.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Foreclosed and repossessed assets, net	$1,028	$—	$—	$1,028
Loans restructured in a TDR	8,618	—	—	8,618
Total	$9,646	$—	$—	$9,646
September 30, 2012
Foreclosed and repossessed assets, net	$542	$—	$—	$542
Loans restructured in a TDR	7,511	—	—	7,511
Total	$8,053	$—	$—	$8,053
Level 3 assets measured on a nonrecurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. With respect to residential mortgage-backed securities held as investments by the Company, the credit markets continue to be disrupted resulting in a continued dislocation and lack of trading activity. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Company, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturities, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. The Company had an independent valuation of all Level 3 securities in the current quarter. Based on this valuation, the Company recorded pre-tax other-than-temporary impairment of $797 for the year ended September 30, 2013.
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
The carrying amount and estimated fair value of financial instruments as of the dates indicated were as follows:

	September 30, 2013		September 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$17,601	$17,601	$23,259	$23,259
Interest-bearing deposits	1,988	1,988	—	—
Securities available for sale	79,695	79,695	67,111	67,111
FHLB stock	3,300	3,300	3,800	3,800
Loans receivable, net	434,683	448,846	422,044	452,520
Accrued interest receivable	1,469	1,469	1,571	1,571
Financial liabilities:
Deposits	$447,398	$451,225	$422,058	$427,893
FHLB advances	50,000	49,676	49,250	50,254
Accrued interest payable	11	11	99	99

NOTE 3 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS
Major classifications of loans as of September 30, 2013 and 2012, respectively, were as follows:

	2013	2012
Real estate loans:
Consumer	$252,958	$272,441
Commercial	12,531	680
Total real estate loans	265,489	273,121
Consumer and other loans:
Automobile	12,662	13,932
Secured personal and other	158,842	136,989
Unsecured personal	1,835	2,805
Total consumer and other loans	173,339	153,726
Gross loans	438,828	426,847
Less:
Deferred loan origination fees, net of costs	2,035	942
Allowance for loan losses	(6,180)	(5,745)
Loans receivable, net	$434,683	$422,044

     Certain directors and executive officers of the Company and the Bank are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2013 and 2012. A summary of the changes in those loans during the last two fiscal years is as follows:

	September 30,
	2013	2012
Balance—beginning of year	$138	$149
New loan originations	33	54
Repayments	(40)	(65)
Balance—end of year	$131	$138
Available and unused lines of credit	$18	$18
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

Changes in the ALL by loan type for the periods presented below were as follows:

	Real Estate	Consumer and Other	Total
Year Ended September 30, 2013:
Allowance for Loan Losses:
Beginning balance, October 1, 2012	$2,287	$3,458	$5,745
Charge-offs	(1,525)	(1,494)	(3,019)
Recoveries	36	275	311
Provision	1,743	1,400	3,143
Ending balance, September 30, 2013	$2,541	$3,639	$6,180
Allowance for Loan Losses at September 30, 2013:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$667	$316	$983
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,874	$3,323	$5,197
Loans Receivable as of September 30, 2013:
Ending balance	$264,388	$176,475	$440,863
Ending balance: individually evaluated for impairment	$3,659	$907	$4,566
Ending balance: collectively evaluated for impairment	$260,729	$175,568	$436,297

	Real Estate	Consumer and Other	Total
Year ended September 30, 2012
Allowance for Loan Losses:
Beginning balance, October 1, 2011	$1,907	$2,991	$4,898
Charge-offs	(1,984)	(1,965)	(3,949)
Recoveries	30	326	356
Provision	2,334	2,106	4,440
Ending balance, September 30, 2012	$2,287	$3,458	$5,745
Allowance for Loan Losses at September 30, 2012:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$500	$124	$624
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,787	$3,334	$5,121
Loans Receivable as of September 30, 2012:
Ending balance	$271,739	$156,050	$427,789
Ending balance: individually evaluated for impairment	$4,371	$946	$5,317
Ending balance: collectively evaluated for impairment	$267,368	$155,104	$422,472
The Bank has originated substantially all loans currently recorded on the Company’s consolidated balance sheet.
During October 2012, the Bank entered into an agreement to purchase consumer loans from a third party on an ongoing basis. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are ultimately charged off. As of September 30, 2013, the balance of the consumer loans purchased was $19,978. The balance in the cash reserve account was $607, which is included in Deposits on the consolidated balance sheet.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer and Other Loans		Total Loans
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Performing loans
Performing TDR loans	$6,254	$5,751	$1,101	$1,055	$7,355	$6,806
Performing loans other	255,951	260,719	174,949	154,427	430,900	415,146
Total performing loans	262,205	266,470	176,050	155,482	438,255	421,952

Nonperforming loans (1)
Nonperforming TDR loans	1,187	1,259	76	70	1,263	1,329
Nonperforming loans other	996	4,010	349	498	1,345	4,508
Total nonperforming loans	$2,183	$5,269	$425	$568	$2,608	$5,837
Total loans	$264,388	$271,739	$176,475	$156,050	$440,863	$427,789

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.
An aging analysis of the Company’s real estate and consumer and other loans as of September 30, 2013 and September 30, 2012, respectively, was as follows:

	1 Month Past Due	2 Months Past Due	Greater Than 3 Months	Total Past Due	Current	Total Loans	Recorded Investment > 3 months and Accruing
September 30, 2013
Real estate loans	$2,057	$351	$1,905	$4,313	$260,075	$264,388	$371
Consumer and other loans	858	187	246	1,291	175,184	176,475	112
Total	$2,915	$538	$2,151	$5,604	$435,259	$440,863	$483
September 30, 2012
Real estate loans	$1,814	$676	$3,348	$5,838	$265,901	$271,739	$—
Consumer and other loans	1,846	453	341	2,640	153,410	156,050	—
Total	$3,660	$1,129	$3,689	$8,478	$419,311	$427,789	$—

At September 30, 2013, the Company has identified $8,618 of TDR loans and $2,068 of substandard loans as impaired, including $7,355 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of September 30, 2013 and September 30, 2012 was as follows:

	With No Related Allowance Recorded			With An Allowance Recorded			Totals
	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total
Recorded investment at September 30, 2013	$5,349	$771	$6,120	$3,659	$907	$4,566	$9,008	$1,678	$10,686
Unpaid balance at September 30, 2013	5,349	771	6,120	3,659	907	4,566	9,008	1,678	10,686
Recorded investment at September 30, 2012	2,720	179	2,899	4,290	946	5,236	7,010	1,125	8,135
Unpaid balance at September 30, 2012	2,720	179	2,899	4,290	946	5,236	7,010	1,125	8,135
Average recorded investment; twelve months ended September 30, 2013	4,185	609	4,794	4,197	993	5,190	8,382	1,602	9,984
Average recorded investment; twelve months ended September 30, 2012	3,128	343	3,471	3,092	837	3,929	6,220	1,180	7,400
Interest income received; twelve months ended September 30, 2013	202	71	273	69	40	109	271	111	382
Interest income received; twelve months ended September 30, 2012	43	8	51	78	27	105	121	35	156

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include extension of loan terms, renewals of existing balloon loans, reductions in interest rates, principal advances due to delinquent real estate taxes and home owners insurance, and consolidating existing Bank loans at modified terms. Concessions may be at the discretion of the Bank or imposed due to a regulatory or legal directive, including bankruptcy court. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 11 delinquent TDRs, greater than 60 days past due, with a recorded investment of $1,102 at September 30, 2013, compared to 11 such loans with a recorded investment of $1,221 at September 30, 2012. A summary of loans by loan type modified in a troubled debt restructuring as of September 30, 2013 and September 30, 2012, and during each of the twelve months then ended, was as follows:

	Real Estate	Consumer and Other	Total
September 30, 2013 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$5,751	$1,055	$6,806
Principal payments	(397)	(388)	(785)
Charge-offs	(131)	(42)	(173)
Advances	21	7	28
New restructured (1)	181	191	372
Class transfers (2)	1,294	263	1,557
Transfers between accrual/non-accrual	(465)	15	(450)
Ending balance	$6,254	$1,101	$7,355
Non-accrual / Non-performing:
Beginning balance	$1,259	$70	$1,329
Principal payments	(557)	(86)	(643)
Charge-offs	(248)	(24)	(272)
Advances	13	3	16
New restructured (1)	—	1	1
Class transfers (2)	255	127	382
Transfers between accrual/non-accrual	465	(15)	450
Ending balance	$1,187	$76	$1,263
Totals:
Beginning balance	$7,010	$1,125	$8,135
Principal payments	(954)	(474)	(1,428)
Charge-offs	(379)	(66)	(445)
Advances	34	10	44
New restructured (1)	181	192	373
Class transfers (2)	1,549	390	1,939
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,441	$1,177	$8,618

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
September 30, 2012 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$3,506	$950	$4,456
Principal payments	(200)	(152)	(352)
Charge-offs	(79)	(117)	(196)
Advances	28	10	38
New restructured (1)	518	331	849
Class transfers (2)	1,383	(124)	1,259
Transfers between accrual/non-accrual	595	157	752
Ending balance	$5,751	$1,055	$6,806
Non-accrual / Non-performing:
Beginning balance	$1,923	$283	$2,206
Principal payments	(33)	(93)	(126)
Charge-offs	(440)	(144)	(584)
Advances	11	1	12
New restructured (1)	393	106	499
Class transfers (2)	—	74	74
Transfers between accrual/non-accrual	(595)	(157)	(752)
Ending balance	$1,259	$70	$1,329
Totals:
Beginning balance	$5,429	$1,233	$6,662
Principal payments	(233)	(245)	(478)
Charge-offs	(519)	(261)	(780)
Advances	39	11	50
New restructured (1)	911	437	1,348
Class transfers (2)	1,383	(50)	1,333
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,010	$1,125	$8,135

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	September 30, 2013		September 30, 2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Real estate	62	$7,441	50	$7,010
Consumer and other	90	1,177	62	1,125
	152	$8,618	112	$8,135
As an integral part of their examination process, various regulatory agencies review the Bank’s ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of our management based on information available to the regulators at the time of their examinations.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale as of September 30, 2013 and September 30, 2012, respectively, were as follows:

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013
U.S. government agency obligations	$29,702	$—	$1,836	$27,866
Obligations of states and political subdivisions	11,647	—	677	$10,970
Mortgage-backed securities	40,378	140	885	39,633
Non-agency mortgage-backed securities	1,842	—	616	1,226
Total investment securities	$83,569	$140	$4,014	$79,695

September 30, 2012
U.S. government agency obligations	$7,742	$235	$—	$7,977
Obligations of states and political subdivisions	11,658	215	51	$11,822
Mortgage-backed securities	39,755	977	6	40,726
Non-agency mortgage-backed securities	8,524	—	1,938	6,586
Total investment securities	$67,679	$1,427	$1,995	$67,111
The estimated fair value of securities at September 30, 2013, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	Amortized Cost	Estimated Fair Value
Due after one year through five years	$—	$—
Due after five years through ten years	16,728	15,847
Due after ten years	64,999	62,622
Subtotals	81,727	78,469
Non-Agency Mortgage-Backed Securities	1,842	1,226
Total securities available for sale	$83,569	$79,695

Securities with unrealized losses at September 30, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2013
U.S. government agency obligations	$27,866	$1,836	$—	$—	$27,866	$1,836
Obligations of states and political subdivisions	9,320	585	$1,650	92	$10,970	677
Mortgage-backed securities	27,690	885	—	—	27,690	885
Non-agency mortgage-backed securities	—	—	1,226	616	1,226	616
Total temporarily impaired	$64,876	$3,306	$2,876	$708	$67,752	$4,014
2012
U.S. government agency obligations	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	3,585	51	—	—	3,585	51
Mortgage-backed securities	3,141	6	—	—	3,141	6
Non-agency mortgage-backed securities	—	—	6,586	1,938	6,586	1,938
Total temporarily impaired	$6,726	$57	$6,586	$1,938	$13,312	$1,995
The non-agency mortgage-backed securities with continuous unrealized losses for twelve months or more consist of two specific securities.
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

At September 30, 2013, there were no holdings of securities of any one private issuer in an amount greater than 10% of the Company’s stockholders’ equity.

A summary of the amount of other-than-temporary impairment related to credit losses on available for sale securities that have been recognized in earnings as of each of the most recent fiscal year ends was as follows:

	2013	2012
Beginning balance of the amount of OTTI related to credit losses	$3,740	$2,408
Credit portion of OTTI on securities for which OTTI was not previously recognized	867	1,332
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	(70)	—
Credit portion of OTTI on securities in default for which OTTI was previously recognized	(2,184)	—
Credit portion of OTTI previously recognized on securities sold during the period	(1,103)	—
Ending balance of the amount of OTTI related to credit losses	$1,250	$3,740

During the fiscal year ended September 30, 2013, the Bank sold three non-agency mortgage-backed securities (MBS) and thirty-two other securities with an aggregate amortized cost of $44,228, resulting in a net realized gain of $552. The sale was executed in order to (a) take advantage of current favorable market prices to minimize realized losses on certain non-agency MBS, (b) reduce the Bank's exposure to credit risk within its non-agency MBS portfolio, (c) improve the Bank's risk-based capital position by eliminating certain MBS securities which represented higher risk-weighted assets for regulatory capital computation purposes and (d) further diversify the Bank's investment portfolio. Since the date of aquisition, prior to the sale, the Bank had recognized $1,103 of other-than-temporary impairment in earnings on the aforementioned three non-agency mortgage-backed securities.

In the quarter ended March 31, 2013, the Bank recognized $372 of other-than-temporary impairment in earnings on a non-agency MBS, which brought the amortized cost of this specific non-agency MBS to $0. To date, the Bank had recognized $2,184 of other-than-temporary impairment in earnings on this specific aforementioned non-agency mortgage-backed security. During the quarter ended September 30, 2013, the Bank received $70 in cash payments from this specific non-agency MBS that was in default.
The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of September 30, 2013, there were no borrowings outstanding on the Federal Reserve line of credit.

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment at September 30 for each of the years shown below consisted of the following:

	2013	2012
Land	$510	$510
Buildings	2,161	2,153
Furniture, equipment, and vehicles	9,930	9,734
Subtotals	12,601	12,397
Less—Accumulated depreciation	(7,766)	(6,867)
Office properties and equipment—net	$4,835	$5,530
Depreciation expense was $1,079, $1,043 and $1,100 for the years ended September 30, 2013, 2012 and 2011, respectively.

NOTE 6—INTANGIBLE ASSETS
Intangible assets consist of core deposit intangibles arising from various bank acquisitions. A summary of core deposit intangibles and related amortization for the periods shown below follows:

	2013	2012
Balance at beginning of year	$274	$483
Capitalized	—	—
Amortization	(56)	(209)
Balance at end of year	$218	$274
The estimated future aggregate amortization expense for the core deposit intangibles is as follows:

2014	57
2015	57
2016	57
2017	31
2018	15
After 2018	1
Total	$218

NOTE 7—DEPOSITS
The following is a summary of deposits by type at September 30, 2013 and 2012, respectively:

	2013	2012
Non-interest-bearing demand deposits	$22,926	$20,184
Interest-bearing demand deposits	11,075	7,743
Savings accounts	28,259	26,519
Money market accounts	154,639	141,175
Certificate accounts	230,499	226,437
Total deposits	$447,398	$422,058
Brokered certificates of deposit included above:	$11,960	$498

At September 30, 2013, the scheduled maturities of time deposits were as follows:

2014	$89,859
2015	62,647
2016	36,240
2017	37,247
2018	4,506
After 2018	—
Total	$230,499
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at September 30, 2013 and 2012 amounted to $584 and $488, respectively.

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at September 30, 2013 and 2012 were as follows:

		Weighted Average Rate		Weighted Average Rate
Maturing during the fiscal year
Ended September 30,	2013		2012
2014	$7,500	0.27%	$8,650	3.31%
2015	15,000	0.67%	11,500	1.18%
2016	11,600	1.01%	7,000	0.96%
2017	12,300	1.60%	—	NA
2018	3,600	2.81%	—	NA
Total fixed maturity	$50,000		$27,150
Advances with amortizing principal	—		—
Total	$50,000		$27,150
At September 30, 2013, the Bank’s available and unused portion of this borrowing arrangement was approximately $122,215.
Maximum month-end amounts outstanding were $52,950 and $49,250 during the twelve months ended September 30, 2013 and 2012, respectively.
Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $244,277 of real estate mortgage loans.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2013, the OCC categorized the Bank as “Well Capitalized”, under the regulatory framework for prompt corrective action.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2013 and 2012, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2013 (Audited)
Total capital (to risk weighted assets)	$59,297,000	16.3%	$29,182,000	>=	8.0%	$36,478,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	54,717,000	15.0%	14,591,000	>=	4.0%	21,887,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	54,717,000	9.9%	22,220,000	>=	4.0%	27,775,000	>=	5.0%
As of September 30, 2012 (Audited)
Total capital (to risk weighted assets)	$58,673,000	15.4%	$30,519,000	>=	8.0%	$38,148,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	53,904,000	14.1%	15,259,000	>=	4.0%	22,889,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	53,904,000	10.2%	21,174,000	>=	4.0%	26,467,000	>=	5.0%

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Set forth below are the balances of the Company’s off-balance-sheet credit instruments consisting of commitments to make loans as of September 30, 2013 and 2012, respectively.

	Contract or Notional Amount at September 30,
	2013	2012
Commitments to extend credit:
Consumer - Fixed rate 3.13% - 11.49% in 2013, and 3.50% - 6.14% in 2012	$2,475	$2,060
Commercial - Fixed rate 4.30% - 6.25% in 2013, and none in 2012	7,791	—
Unused lines of credit:
Home equity lines of credit	1,035	1,167
Kwik cash and lines of credit	1,235	1,314
Commercial lines of credit	142	—
Totals	$12,678	$4,541

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
Leases—The Company leases certain branch facilities and its administrative offices under operating leases. Rent expense under these operating leases was $1,138, $1,142, and $1,128 for the years ended September 30, 2013, 2012 and 2011, respectively. None of the Company’s leases contain contingent rental payment, purchase option, escalation or cancellation clauses or any other significant terms, conditions or restrictions that would affect the future minimum lease payments disclosed below.
Future minimum lease payments by year and in aggregate under the original terms of the non-cancellable operating leases consist of the following:

2014	$895
2015	574
2016	288
2017	219
2018	169
After 2018	648
Total	$2,793

NOTE 11—RETIREMENT PLANS
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $189, $172, and $152 for 2013, 2012 and 2011, respectively.
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
The components of the SERP and Directors’ Retirement plans’ cost at September 30, 2013, 2012 and 2011, respectively, are summarized as follows:

	2013	2012	2011
Beginning accrued benefit cost	$2,363	$2,659	$2,548
Service cost	—	—	3
Interest cost	45	126	132
Amortization of prior service costs	1	6	1
Net periodic benefit cost	46	132	136
Benefits paid	(1,228)	(66)	(25)
Curtailment and settlement	—	(362)	—
Ending accrued benefit cost	$1,181	$2,363	$2,659

The following table sets forth for the SERP and Directors’ Retirement plans the change in projected benefit obligation, the change in plan assets, the funded status of the plans, and the net liability recognized in the Company’s balance sheet at September 30, 2013, 2012 and 2011, respectively:

	2013	2012	2011
Change in benefit obligation:
Projected benefit obligation, beginning of year	$2,381	$3,008	$2,787
Service cost	—	—	3
Interest cost	45	126	132
Curtailment and settlement	—	(755)	—
Actuarial loss (gain)	(81)	68	111
Benefits paid	(1,228)	(66)	(25)
Projected benefit obligation, end of year	$1,117	$2,381	$3,008
Change in plan assets:
Plan assets at fair value, beginning of year	$—	$—	$—
Actual return on plan assets	—	—	—
Company contributions	1,228	66	25
Benefits paid	(1,228)	(66)	(25)
Plan assets at fair value, end of year	$—	$—	$—
Weighted average assumptions used in determining the benefit obligation and net pension costs as of September 30, 2013, 2012 and 2011, (in actual dollars) are as follows:

	2013	2012	2011
Benefit obligation actuarial assumptions:
Discount Rate	4.75%	3.75%	4.25%
Rate of compensation increase	N/A	N/A	N/A
Net pension cost actuarial assumption
Discount rate	4.75%	4.25%	4.75%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Estimated future benefit payments as of September 30, 2013, which reflect expected future service, as appropriate, are as follows:

2014	$79
2015	$107
2016	$104
2017	$111
2018	$118
2019-2023	$586

NOTE 12 - STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of September 30, 2013, 113,910 and 103,933 restricted shares under this plan were issued and outstanding, respectively. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares, $6.18 for 6,832 shares and $5.24 for 20,312 shares. During the twelve months ended September 30, 2012, 2,500 shares were granted to eligible participants under this plan at a weighted average fair value of $5.65 per share. During the twelve months ended September 30, 2013, 20,483 shares were granted to eligible participants under this plan at a weighted average fair value of $5.84 per share. Compensation expense related to these awards was $45, $22 and $5 for the years ended September 30, 2013, 2012 and 2011, respectively.
There were no previously awarded shares that were forfeited in either of the twelve months ended September 30, 2013 or 2012, respectively. There were 639 shares of the Company's common stock surrendered during the twelve months ended September 30, 2013, to satisfy the withholding taxes due upon the vesting of certain previously awarded shares.
In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At September 30, 2013, 284,778 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.15 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through September 30, 2013, since the plan’s inception, options for 88,927 shares of the Company’s common stock were vested, options for 62,005 shares were unvested, options for 129,288 shares were forfeited and options for 4,558 shares were exercised. Of the 284,778 options granted, 150,932 remained outstanding as of September 30, 2013.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2013
Outstanding at beginning of year	124,789	$6.26
Granted	26,143	5.62
Exercised	—
Forfeited or expired	—
Outstanding at end of year	150,932	$6.15	7.06	$—
Exercisable at end of year	88,927	$6.63	6.07
Fully vested and expected to vest	150,932	$6.15	7.06
2012
Outstanding at beginning of year	160,353	$6.70
Granted	10,000	5.65
Exercised	—
Forfeited or expired	(45,564)
Outstanding at end of year	124,789	$6.26	7.65	$—
Exercisable at end of year	77,639	$6.82	6.78
Fully vested and expected to vest	124,789	$6.26	7.65
2011
Outstanding at beginning of year	113,915	$7.04
Granted	46,438	5.24
Exercised	—
Forfeited or expired	—
Outstanding at end of year	160,353	$6.70	7.27	$—
Exercisable at end of year	113,915	$5.00	6.21
Fully vested and expected to vest	160,353	$6.70	7.27
Information related to the 2004 Stock Option and Incentive Plan during each year follows:

	2013	2012	2011
Intrinsic value of options exercised	$—	$—	$—
Cash received from options exercised	$—	$—	$—
Tax benefit realized from options exercised	$—	$—	$—
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan:

	2013	2012	2011
Dividend yield	0%	0%	0%
Risk-free interest rate	1.7%	1.6%	2.5%
Weighted average expected life (years)	10	10	10
Expected volatility	14%	19%	27%
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation for the years ended September 30, 2013, 2012 and 2011 was $31, $21 and $4, respectively.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares, of which all such shares were available for issuance as of September 30, 2013. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. In October 2008, the Compensation Committee suspended consideration of awards under this Plan. In June 2013, the Board of Directors, at their regularly scheduled meeting, released the suspension of distributions or awards under this plan. Accordingly, awards are again available for grant by the Compensation Committee under this plan. As of September 30, 2013, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.

NOTE 13 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	2013	2012	2011
Current tax provision
Federal	$227	$1,708	(180)
State	17	240	17
	244	1,948	(163)
Deferred tax provision (benefit)
Federal	322	(1,567)	299
State	69	(220)	1
	391	(1,787)	300
Total	$635	$161	137
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$572	34.00%	$124	34.00%	$112	34.00%
State income taxes net of federal	86	5.10%	20	5.37%	18	5.37%
Tax exempt interest	(31)	(1.87)%	(2)	(0.51)%	0	0.00%
Other	8	0.51%	19	4.99%	7	2.02%
Total	$635	37.74%	$161	43.85%	$137	41.39%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 30, 2013 and September 30, 2012, respectively:

	2013	2012
Deferred tax assets:
Allowance for loan losses	$2,433	$2,262
Deferred loan costs/fees	308	352
Director/officer compensation plans	564	1,088
Net unrealized loss on securities available for sale	1,549	227
Impairment loss	1,306	1,421
Other	182	196
Deferred tax assets	6,342	$5,546
Deferred tax liabilities:
Office properties and equipment	(677)	(759)
Federal Home Loan Bank stock	—	(64)
Other	(125)	(83)
Deferred tax liabilities	(802)	(906)
Net deferred tax assets	$5,540	$4,640
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies,” above. At September 30, 2013 and September 30, 2012, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of September 30, 2013, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2010 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the twelve months ended September 30, 2013 and 2012, the Company recognized interest expense in the amount of $22 and $41, respectively, related to income tax issues in its statements of income. During the year ended September 30, 2011, the Company did not recognize any interest or penalties related to income tax issues in its statement of income. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of September 30, 2013 or September 30, 2012.

NOTE 14—EARNINGS PER SHARE
Earnings (loss) per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share for the last three fiscal years is as follows:

	2013	2012	2011
Basic
Net income	$1,047	$206	$193
Weighted average common shares outstanding	5,151,413	5,133,707	5,117,164
Basic earnings per share	$0.20	$0.04	$0.04
Diluted
Net income	$1,047	$206	$193
Weighted average common shares outstanding	5,151,413	5,133,707	5,117,164
for basic earnings per share
Add: Dilutive stock options outstanding	11,767	—	—
Average shares and dilutive potential common shares	5,163,180	5,133,707	5,117,164
Diluted earnings per share	$0.20	$0.04	$0.04
Additional common stock option shares that have not been included due to their antidilutive effect	139,165	124,789	113,915

NOTE 15 – OTHER COMPREHENSIVE INCOME (LOSS)
On October 1, 2011, the Company adopted ASU 2011-05, “Presentation of Comprehensive Income”. In addition to presenting the Consolidated Statements of Other Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to each component of other comprehensive income (loss) for the years ended September 30, 2013, 2012 and 2011:

	2013			2012			2011
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized losses arising during the period	$(4,654)	1,861	$(2,793)	$1,372	$(549)	$823	$3,560	$(1,424)	$2,136
Less: reclassification adjustment for gains included in net income	552	(220)	332	243	(97)	146	659	(264)	395
Changes for realized losses on securities available for sale for OTTI write-down	797	(319)	478	1,332	(533)	799	570	(228)	342
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains (losses)	82	(33)	49	330	(132)	198	(108)	43	(65)
Other comprehensive (loss) income	$(3,223)	$1,289	$(1,934)	$3,277	$(1,311)	$1,966	$4,681	$(1,873)	$2,808

The changes in the accumulated balances for each component of other comprehensive income (loss) for the years ended September 30, 2013, 2012 and 2011 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2011	$(2,109)	$(209)	$(2,318)
Current year-to-date other comprehensive income (loss), net of tax	1,768	198	1,966
Ending balance, September 30, 2012	$(341)	$(11)	$(352)
Current year-to-date other comprehensive income (loss), net of tax	(1,983)	49	(1,934)
Ending balance, September 30, 2013	$(2,324)	$38	$(2,286)
NOTE 16—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

The following condensed balance sheets as of September 30, 2013 and 2012, and condensed statements of operations and cash flows for each of the years in the three-year period ended September 30, 2013, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

CONDENSED BALANCE SHEETS
September 30,

	2013	2012
ASSETS
Cash and cash equivalents	$230	$371
Investment in subsidiary	53,955	54,732
Total assets	$54,185	$55,103
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	$54,185	$55,103
STATEMENTS OF INCOME

	2013	2012	2011
Income—interest and dividends	$—	$—	$—
Expenses—other	107	320	338
Loss before provision for income taxes and equity in
undistributed net income (loss) of subsidiary	(107)	(320)	(338)
Benefit for income taxes	(43)	(128)	(135)
Loss before equity in undistributed net income (loss) of
subsidiary	(64)	(192)	(203)
Equity in undistributed net income of subsidiary	1,111	398	396
Net income	$1,047	$206	$193

STATEMENTS OF CASH FLOWS

	2013	2012	2011
Decrease in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,047	$206	$193
Provision for stock options	31	21	5
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(1,111)	(398)	(396)
Net cash used in operating activities	(33)	(171)	(198)
Cash flows from financing activities:
Surrendered vested shares of common stock	(5)	—	—
Cash dividends paid	(103)	—	—
Net cash used in financing activities	(108)	—	—
Net decrease in cash and cash equivalents	(141)	(171)	(198)
Cash and cash equivalents at beginning of year	371	542	740
Cash and cash equivalents at end of year	$230	$371	$542

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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2013, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 at reaching a level of reasonable assurance.
The report of management required under this Item 9A is included under Item 8 of this report along with the Company’s consolidated financial statements under the heading “Report by Citizens Community Bancorp, Inc.’s Management on Internal Control over Financial Reporting” and is incorporated herein by reference.
This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firms pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations”, “Audit Committee Matters – Audit Committee Financial Expert”, and “Corporate Governance Matters – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2014.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following three outside independent directors: David Westrate (Chairman), Richard McHugh and Brian Schilling.

ITEM 11. EXECUTIVE COMPENSATION
The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2014.
Equity Compensation Plan Information
The following table sets forth information as of September 30, 2013, with respect to compensation plans under which shares of common stock were issued or available to be issued:

	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Common Shares Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by security holders	150,932	$6.15	597,605
Equity compensation plans not approved by security holders	—	$—	—
Total	150,932	$6.15	597,605

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2014.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:
Report of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP)
Consolidated Balance Sheets as of September 30, 2013 and 2012
Consolidated Statements of Income for the Years Ended September 30, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended September 30, 2013, 2012 and 2011
Consolidated Statements of Cash Flows For the Years Ended September 30, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or has otherwise been included in the financial statements or notes hereto.
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

10.5+
Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan. (Filed as an exhibit to the Company’s registration statement on Form S-8 filed on August 28, 2013 (File No. 333-190877) and incorporated herein by reference.)

10.6+
Employment Agreement by and between Edward H. Schaefer and Citizens Community Federal dated effective as of October 28, 2013. (Filed as Exhibit 99.1 to the Company's current report on Form 8-K dated as of November 1, 2013 and incorporated herein by reference.)

10.7+
Employment Agreement by and between Mark C. Oldenberg and Citizens Community Federal dated effective as of October 28, 2013. (Filed as Exhibit 99.2 to the Company's current report on Form 8-K dated as of November 1, 2013 and incorporated herein by reference.)

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

10.10
Agreement of Dismissal dated as of September 30, 2012 between James Cooley and Citizens Community Federal. (Filed as Exhibit 99.1 to the Company’s current report on Form 8-K dated as of October 3, 2012 and incorporated herein by reference.)

10.11
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

21
Subsidiaries of the Company as of September 30, 2013. (Filed as Exhibit 21 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 and incorporated herein by reference.)

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
101
The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: December 9, 2013	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: December 9, 2013	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 9, 2013	By:	/s/ Richard McHugh
Richard McHugh Chairman of the Board

Date: December 9, 2013	By:	/s/ Edward H. Schaefer
Edward H. Schaefer Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2013	By:	/s/ Michael L. Swenson
Michael L. Swenson Director

Date: December 9, 2013	By:	/s/ James R. Lang
James R. Lang Director

Date: December 9, 2013	By:	/s/ Brian R. Schilling
Brian R. Schilling Director and Treasurer

Date: December 9, 2013	By:	/s/ David B. Westrate
David B. Westrate Director

Date: December 9, 2013	By:	/s/ Timothy A. Nettesheim
Timothy A. Nettesheim Vice Chairman of the Board

Date: December 9, 2013	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg Chief Financial Officer (Principal Accounting Officer)