Form 10-Q
period 2013-12-31
Citizens Community Bancorp Inc.
filed 2014-02-10
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
At February 10, 2014 there were 5,162,837 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
December 31, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
December 31, 2013 (unaudited) and September 30, 2013
(derived from audited financial statements)
(in thousands, except share data)

	December 31, 2013	September 30, 2013
Assets
Cash and cash equivalents	$15,786	$17,601
Other interest-bearing deposits	245	1,988
Investment securities (at fair value of $77,283 and $79,695)	77,284	79,695
Federal Home Loan Bank stock	3,300	3,300
Loans receivable	443,692	440,863
Allowance for loan losses	(6,285)	(6,180)
Loans receivable, net	437,407	434,683
Office properties and equipment, net	4,526	4,835
Accrued interest receivable	1,466	1,469
Intangible assets	203	218
Foreclosed and repossessed assets, net	1,500	1,028
Other assets	10,487	9,704
TOTAL ASSETS	$552,204	$554,521

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$438,502	$447,398
Federal Home Loan Bank advances	56,500	50,000
Other liabilities	3,087	2,938
Total liabilities	498,089	500,336

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000; 5,153,577 and 5,154,891 shares issued and outstanding, respectively	51	51
Additional paid-in capital	54,114	54,116
Retained earnings	2,776	2,473
Unearned deferred compensation	(157)	(169)
Accumulated other comprehensive loss	(2,669)	(2,286)
Total stockholders’ equity	54,115	54,185
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$552,204	$554,521
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended December 31, 2013 and 2012
(in thousands, except per share data)

	Three Months Ended
	December 31, 2013	December 31, 2012
Interest and dividend income:
Interest and fees on loans	$5,722	$5,995
Interest on investments	361	375
Total interest and dividend income	6,083	6,370
Interest expense:
Interest on deposits	948	1,236
Interest on borrowed funds	155	173
Total interest expense	1,103	1,409
Net interest income before provision for loan losses	4,980	4,961
Provision for loan losses	600	900
Net interest income after provision for loan losses	4,380	4,061
Non-interest income:
Total fair value adjustments and other-than-temporary impairment	333	(829)
Portion of (gain) loss recognized in other comprehensive income (loss) (before tax)	(412)	536
Net gain on sale of available for sale securities	—	210
Net loss on available for sale securities	(79)	(83)
Service charges on deposit accounts	553	390
Loan fees and service charges	217	294
Other	185	159
Total non-interest income	876	760
Non-interest expense:
Salaries and related benefits	2,269	2,195
Occupancy	635	610
Office	381	297
Data processing	364	384
Amortization of core deposit intangible	14	14
Advertising, marketing and public relations	76	41
FDIC premium assessment	105	175
Professional services	218	366
Other	719	310
Total non-interest expense	4,781	4,392
Income before provision for income tax	475	429
Provision for income taxes	172	169
Net income attributable to common stockholders	$303	$260
Per share information:
Basic earnings	$0.06	$0.05
Diluted earnings	$0.06	$0.05
Cash dividends paid	$—	$—
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Other Comprehensive Income (Loss) (unaudited)
Three months ended December 31, 2013 and 2012
(in thousands, except per share data)

	Three Months Ended
	December 31, 2013	December 31, 2012
Net income attributable to common stockholders	$303	$260
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized losses arising during period	(430)	(417)
Reclassification adjustment for gains included in net income	—	126
Change for realized losses on securities available for sale for other-than-temporary impairment write-down	47	176
Unrealized losses on securities	(383)	(115)
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains	—	1
Total other comprehensive loss, net of tax	(383)	(114)
Comprehensive (loss) income	$(80)	$146

Reclassifications out of accumulated other comprehensive income for the three months ended December 31, 2013 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Realized losses on securities available			Portion of loss recognized in other
for sale for OTTI write-down	(79)		comprehensive income (loss) (before tax)
	(79)
	32		Benefit for income taxes
Total reclassifications for the period	(47)		Net loss attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended December 31, 2013
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2013	5,154,891	$51	$54,116	$2,473	$(169)	$(2,286)	$54,185
Net Income				303			303
Other comprehensive loss, net of tax						(383)	(383)
Surrender of vested shares - 1,314 shares	(1,314)		(10)				(10)
Stock option expense			8				8
Amortization of restricted stock					12		12
Balance, December 31, 2013	5,153,577	$51	$54,114	$2,776	$(157)	$(2,669)	$54,115
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended December 31, 2013 and 2012
(in thousands, except per share data)

	Three Months Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net income attributable to common stockholders	$303	$260
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	260	215
Depreciation	266	264
Provision for loan losses	600	900
Net realized gain on sale of securities	—	(210)
Other-than-temporary impairment on mortgage-backed securities	79	293
Amortization of core deposit intangible	14	14
Amortization of restricted stock	12	9
Stock based compensation expense	8	8
Loss on sale of office properties	328	—
Provision for deferred income taxes	(160)	—
Net gains from disposals of foreclosed properties	(13)	(13)
Provision for valuation allowance on foreclosed properties	—	22
Decrease in accrued interest receivable and other assets	(326)	(91)
Increase (decrease) in other liabilities	149	(1,214)
Total adjustments	1,217	197
Net cash provided by operating activities	1,520	457
Cash flows from investing activities:
Purchase of securities available for sale	(421)	(20,029)
Net decrease (increase) in interest-bearing deposits	1,743	(2,241)
Proceeds from sale of securities available for sale	—	10,194
Principal payments on securities available for sale	1,854	2,795
Proceeds from sale of foreclosed properties	276	363
Net (increase) decrease in loans	(4,097)	5,145
Net capital expenditures	(284)	(38)
Net cash used in investing activities	(929)	(3,811)
Cash flows from financing activities:
Net increase in Federal Home Loan Bank advances	6,500	200
Net (decrease) increase in deposits	(8,896)	5,201
Surrender of restricted shares of common stock	(10)	—
Net cash (used in) provided by financing activities	(2,406)	5,401
Net (decrease) increase in cash and cash equivalents	(1,815)	2,047
Cash and cash equivalents at beginning of period	17,601	23,259
Cash and cash equivalents at end of period	$15,786	$25,306
Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$950	$1,267
Interest on borrowings	$143	$192
Income taxes	$1	$355
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$773	$712
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
The consolidated income of the Company is principally derived from the income of the Company’s wholly owned subsidiary. The Bank originates residential and consumer loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 24 full-service offices; eight stand-alone locations and 16 branches predominantly located inside Walmart Supercenters.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through February 10, 2014, the date on which the financial statements were available to be issued. As of February 10, 2014, there were no subsequent events which required recognition or disclosure.
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
Investment Securities Held to Maturity and Available for Sale – Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of the date of each statement of financial position date. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Investment securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with unrealized holding gains and losses deemed other than temporarily impaired due to non-credit issues being reported in other comprehensive income (loss), net of tax. Unrealized losses deemed other-than-temporary due to credit issues are reported in the Company’s earnings in the period in which the losses arise. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.

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
Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, and net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments.
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
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual substandard loans not considered a TDR, when full payment under the loan terms is not expected. All TDRs are individually evaluated for impairment. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. If a TDR or substandard loan is deemed to be impaired, a specific ALL allocation is established so that the loan is reported, net, at either (a) the present value of estimated future cash flows using the loan’s existing rate; or (b) at the fair value of any collateral, less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90+ days past due, and certain TDRs that are less than 90+ days delinquent, the likelihood of the loan migrating to over 90 days past due is also taken into account when determining the specific ALL allocation. Large groups of smaller balance homogeneous loans, such as non-TDR commercial, consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.
Foreclosed and Repossessed Assets, net – Assets acquired through foreclosure or repossession, are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and are included in non-interest expense, other on the Consolidated Statements of Operations. Foreclosed and repossessed asset balances were $1,500 and $1,028 at December 31, 2013 and September 30, 2013, respectively.
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
Recent Accounting Pronouncements - There were no new accounting standards issued or effective during the three month period ending December 31, 2013 that had or are expected to have a material impact on the Company's results of operations, financial condition or cash flows.
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

Assets Measured on a Recurring Basis
Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Bank, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturity, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value ratio, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. The Company had an independent valuation conducted for all Level 3 securities held as of December 31, 2013.
The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2013:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Investment securities:
U.S. government agency obligations	$27,309	$—	$27,309	$—
Obligations of states and political subdivisions	11,219	—	11,219	—
Mortgage-backed securities	37,550	—	37,550	—
Non-agency mortgage-backed securities	1,136	—	—	1,136
Federal Agricultural Mortgage Corporation	69	—	69	—
Total	$77,283	$—	$76,147	$1,136
September 30, 2013
Investment securities:
U.S. government agency obligations	$27,866	$—	$27,866	$—
Obligations of states and political
subdivisions	10,970	—	10,970	—
Mortgage-backed securities	39,633	—	39,633	—
Non-agency mortgage-backed securities	1,226	—		1,226
Total	$79,695	$—	$78,469	$1,226
The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31, 2013	December 31, 2012
Balance beginning of period	$1,226	$6,586
Total gains or losses (realized/unrealized):
Included in earnings	(91)	(293)
Included in other comprehensive loss	204	287
Sales	—	—
Payments, accretion and amortization	(203)	(652)
Balance end of period	$1,136	$5,928

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2013 and September 30, 2013:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Foreclosed and repossessed assets, net	$1,500	$—	$—	$1,500
Loans restructured in a TDR	7,526	—	—	7,526
Total	$9,026	$—	$—	$9,026
September 30, 2013
Foreclosed and repossessed assets, net	$1,028	$—	$—	$1,028
Loans restructured in a TDR	8,618	—	—	8,618
Total	$9,646	$—	$—	$9,646
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
The carrying amount and estimated fair value of financial instruments as of the dates indicated were as follows:

	December 31, 2013		September 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$15,786	$15,786	$17,601	$17,601
Interest-bearing deposits	245	245	1,988	1,988
Investment Securities	77,284	77,283	79,695	79,695
FHLB stock	3,300	3,300	3,300	3,300
Loans receivable, net	437,407	448,107	434,683	448,846
Accrued interest receivable	1,466	1,466	1,469	1,469
Financial liabilities:
Deposits	$438,502	$441,901	$447,398	$451,255
FHLB advances	56,500	56,752	50,000	49,676
Accrued interest payable	9	9	11	11
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

Changes in the ALL by loan type for the periods presented below were as follows:

	Real Estate	Consumer and Other	Total
Three Months Ended December 31, 2013:
Allowance for Loan Losses:
Beginning balance, October 1, 2013	$2,541	$3,639	$6,180
Charge-offs	(311)	(245)	(556)
Recoveries	14	47	61
Provision	359	241	600
Ending balance, December 31, 2013	$2,603	$3,682	$6,285
Allowance for Loan Losses at December 31, 2013:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$749	$258	$1,007
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$1,854	$3,424	$5,278
Loans Receivable as of December 31, 2013:
Ending balance	$269,708	$173,984	$443,692
Ending balance: individually evaluated for impairment	$8,607	$1,552	$10,159
Ending balance: collectively evaluated for impairment	$261,101	$172,432	$433,533

	Real Estate	Consumer and Other	Total
Year ended September 30, 2013
Allowance for Loan Losses:
Beginning balance, October 1, 2012	$2,287	$3,458	$5,745
Charge-offs	(1,525)	(1,494)	(3,019)
Recoveries	36	275	311
Provision	1,743	1,400	3,143
Ending balance, September 30, 2013	$2,541	$3,639	$6,180
Allowance for Loan Losses at September 30, 2013:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$667	$316	$983
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$1,874	$3,323	$5,197
Loans Receivable as of September 30, 2013:
Ending balance	264,388	176,475	$440,863
Ending balance: individually evaluated for impairment	3,659	907	$4,566
Ending balance: collectively evaluated for impairment	$260,729	$175,568	$436,297
The Bank has originated substantially all loans currently recorded on the Company’s consolidated balance sheet.
During October 2012, the Bank entered into an agreement to purchase consumer loans from a third party on an ongoing basis. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are ultimately charged off. As of December 31, 2013, the balance of the consumer loans purchased was $22,577. The balance in the cash reserve account was $694, which is included in Deposits on the accompanying consolidated balance sheet.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer and Other Loans		Total Loans
	December 31, 2013	September 30, 2013	December 31, 2013	September 30, 2013	December 31, 2013	September 30, 2013
Performing loans
Performing TDR loans	$5,785	$6,254	$987	$1,101	$6,772	$7,355
Performing loans other	261,991	255,951	172,626	174,949	434,617	430,900
Total performing loans	267,776	262,205	173,613	176,050	441,389	438,255

Nonperforming loans (1)
Nonperforming TDR loans	687	1,187	67	76	754	1,263
Nonperforming loans other	1,245	996	304	349	1,549	1,345
Total nonperforming loans	$1,932	$2,183	$371	$425	$2,303	$2,608
Total loans	$269,708	$264,388	$173,984	$176,475	$443,692	$440,863

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.
An aging analysis of the Company’s real estate and consumer and other loans as of December 31, 2013 and September 30, 2013, respectively, was as follows:

	1 Month Past Due	2 Months Past Due	Greater Than 3 Months	Total Past Due	Current	Total Loans	Recorded Investment > 3 months and Accruing
December 31, 2013
Real estate loans	$1,260	$934	$1,464	$3,658	$266,050	$269,708	$434
Consumer and other loans	1,149	347	235	1,731	172,253	173,984	163
Total	$2,409	$1,281	$1,699	$5,389	$438,303	$443,692	$597
September 30, 2013
Real estate loans	$2,057	$351	$1,905	$4,313	$260,075	$264,388	$371
Consumer and other loans	858	187	246	1,291	175,184	176,475	112
Total	$2,915	$538	$2,151	$5,604	$435,259	$440,863	$483

At December 31, 2013, the Company has identified $7,526 of TDR loans and $2,633 of substandard loans as impaired, including $6,772 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of December 31, 2013 and September 30, 2013 was as follows:

	With No Related Allowance Recorded			With An Allowance Recorded			Totals
	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total
Recorded investment at December 31, 2013	$4,752	$689	$5,441	$3,855	$863	$4,718	$8,607	$1,552	$10,159
Unpaid balance at December 31, 2013	4,752	689	5,441	3,855	863	4,718	8,607	1,552	10,159
Recorded investment at September 30, 2013	5,349	771	6,120	3,659	907	4,566	9,008	1,678	10,686
Unpaid balance at September 30, 2013	5,349	771	6,120	3,659	907	4,566	9,008	1,678	10,686
Average recorded investment; three months ended December 31, 2013	5,051	730	5,781	3,757	885	4,642	8,808	1,615	10,423
Average recorded investment; twelve months ended September 30, 2013	4,185	609	4,794	4,197	993	5,190	8,382	1,602	9,984
Interest income received; three months ended December 31, 2013	49	13	62	22	8	30	71	21	92
Interest income received; twelve months ended September 30, 2013	202	71	273	69	40	109	271	111	382

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 15 delinquent TDRs, greater than 60 days past due, with a recorded investment of $947 at December 31, 2013, compared to 11 such loans with a recorded investment of $1,102 at September 30, 2013. A summary of loans by loan type modified in a troubled debt restructuring as of December 31, 2013 and December 31, 2012, and during each of the three months then ended, was as follows:

	Real Estate	Consumer and Other	Total
December 31, 2013 and
Three Months then Ended:
Accruing / Performing:
Beginning balance	$6,254	$1,101	$7,355
Principal payments	(209)	(85)	(294)
Charge-offs	(1)	(30)	(31)
Advances	—	—	—
New restructured (1)	—	—	—
Class transfers (2)	—	—	—
Transfers between accrual/non-accrual	(259)	1	(258)
Ending balance	$5,785	$987	$6,772
Non-accrual / Non-performing:
Beginning balance	$1,187	$76	$1,263
Principal payments	(540)	(13)	(553)
Charge-offs	(219)	(11)	(230)
Advances	—	—	—
New restructured (1)	—	16	16
Class transfers (2)	—	—	—
Transfers between accrual/non-accrual	259	(1)	258
Ending balance	$687	$67	$754
Totals:
Beginning balance	$7,441	$1,177	$8,618
Principal payments	(749)	(98)	(847)
Charge-offs	(220)	(41)	(261)
Advances	—	—	—
New restructured (1)	—	16	16
Class transfers (2)	—	—	—
Transfers between accrual/non-accrual	—	—	—
Ending balance	$6,472	$1,054	$7,526

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
December 31, 2012 and
Three Months then Ended:
Accruing / Performing:
Beginning balance	$5,751	$1,055	$6,806
Principal payments	(121)	(48)	(169)
Charge-offs	(55)	(4)	(59)
Advances	1	1	2
New restructured (1)	112	47	159
Class transfers (2)	240	44	284
Transfers between accrual/non-accrual	(582)	—	(582)
Ending balance	$5,346	$1,095	$6,441
Non-accrual / Non-performing:
Beginning balance	$1,259	$70	$1,329
Principal payments	(113)	(2)	(115)
Charge-offs	(23)	—	(23)
Advances	5	2	7
New restructured (1)	—	—	—
Class transfers (2)	101	213	314
Transfers between accrual/non-accrual	582	—	582
Ending balance	$1,811	$283	$2,094
Totals:
Beginning balance	$7,010	$1,125	$8,135
Principal payments	(234)	(50)	(284)
Charge-offs	(78)	(4)	(82)
Advances	6	3	9
New restructured (1)	112	47	159
Class transfers (2)	341	257	598
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,157	$1,378	$8,535

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
September 30, 2013 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$5,751	$1,055	$6,806
Principal payments	(397)	(388)	(785)
Charge-offs	(131)	(42)	(173)
Advances	21	7	28
New restructured (1)	181	191	372
Class transfers (2)	1,294	263	1,557
Transfers between accrual/non-accrual	(465)	15	(450)
Ending balance	$6,254	$1,101	$7,355
Non-accrual / Non-performing:
Beginning balance	$1,259	$70	$1,329
Principal payments	(557)	(86)	(643)
Charge-offs	(248)	(24)	(272)
Advances	13	3	16
New restructured (1)	—	1	1
Class transfers (2)	255	127	382
Transfers between accrual/non-accrual	465	(15)	450
Ending balance	$1,187	$76	$1,263
Totals:
Beginning balance	$7,010	$1,125	$8,135
Principal payments	(954)	(474)	(1,428)
Charge-offs	(379)	(66)	(445)
Advances	34	10	44
New restructured (1)	181	192	373
Class transfers (2)	1,549	390	1,939
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,441	$1,177	$8,618

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	December 31, 2013		September 30, 2013
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Real estate	57	$6,472	62	$7,441
Consumer and other	81	1,054	90	1,177
Total troubled debt restructurings	138	$7,526	152	$8,618
As an integral part of their examination process, various regulatory agencies review the Bank’s ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of our management based on information available to the regulators at the time of their examinations.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of December 31, 2013 and September 30, 2013, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
U.S. government agency obligations	$29,647	$—	$2,338	$27,309
Obligations of states and political subdivisions	11,620	1	751	10,870
Mortgage-backed securities	38,562	100	1,112	37,550
Non-agency mortgage-backed securities	1,547	—	411	1,136
Federal Agricultural Mortgage Corporation	71	—	2	69
Total available for sale securities	$81,447	$101	$4,614	$76,934

September 30, 2013
U.S. government agency obligations	$29,702	$—	$1,836	$27,866
Obligations of states and political subdivisions	11,647	—	677	10,970
Mortgage-backed securities	40,378	140	885	39,633
Non-agency mortgage-backed securities	1,842	—	616	1,226
Total available for sale securities	$83,569	$140	$4,014	$79,695

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Obligations of states and political subdivisions	350	—	1	349
Total held to maturity securities	$350	$—	$1	$349

September 30, 2013
Obligations of states and political subdivisions	—	—	—	—
Total held to maturity securities	$—	$—	$—	$—
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Significant inputs used to measure the amount related to credit loss include, but are not limited to, default and delinquency rates of underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Losses other than credit will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will be required to sell each debt security before its anticipated recovery.

A summary of the amount of other-than-temporary impairment related to credit losses on available for sale securities that have been recognized in earnings follows:

	Three months ended December 31, 2013	Three months ended December 31, 2012
Beginning balance of the amount of OTTI related to credit losses	$1,250	$3,740
Credit portion of OTTI on securities for which OTTI was not previously recognized	91	293
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	(12)	—
Ending balance of the amount of OTTI related to credit losses	$1,329	$4,033

During the quarter ended March 31, 2013, the Bank recognized $372 of other-than-temporary impairment in earnings on a non-agency MBS, which brought the amortized cost of this specific non-agency MBS to $0. To date, the Bank had recognized $2,171 of other-than-temporary impairment in earnings on this specific aforementioned non-agency mortgage-backed security. During the quarter ended December 31, 2013, the Bank received $12 in cash payments from this specific non-agency MBS that was in default.
The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of December 31, 2013, there were no borrowings outstanding on the Federal Reserve line of credit.
NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at December 31, 2013 and September 30, 2013 was as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	December 31,		September 30,
Ended September 30,	2013		2013
2014	$6,500	0.29%	$7,500	0.27%
2015	15,000	0.67%	15,000	0.67%
2016	14,100	0.93%	11,600	1.01%
2017	12,300	1.60%	12,300	1.60%
After 2017	8,600	2.14%	3,600	2.81%
Total fixed maturity	$56,500		$50,000
Advances with amortizing principal	—		—
Total	$56,500		$50,000
At December 31, 2013, the Bank’s available and unused portion of this borrowing arrangement was approximately $112,908.
Maximum month-end amounts outstanding were $56,500 and $49,450 during the three month periods ended December 31, 2013 and 2012, respectively.
Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $240,295 of real estate mortgage loans.

NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Three months ended December 31, 2013	Three months ended December 31, 2012
Current tax provision
Federal	$289	$(74)
State	43	(11)
	332	(85)
Deferred tax provision (benefit)
Federal	(143)	212
State	(17)	42
	(160)	254
Total	$172	$169
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Three months ended December 31, 2013		Three months ended December 31, 2012
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$162	34.0%	$146	34.0%
State income taxes net of federal	25	5.4	23	5.4
Tax exempt interest	(10)	(2.1)	(5)	(1.3)
Other	(5)	(1.0)	5	1.3
Total	$172	36.2%	$169	39.4%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and September 30, 2013, respectively:

	December 31, 2013	September 30, 2013
Deferred tax assets:
Allowance for loan losses	$2,474	$2,433
Deferred loan costs/fees	291	308
Director/officer compensation plans	552	564
Net unrealized loss on securities available for sale	1,805	1,549
Impairment loss	1,337	1,306
Other	177	182
Deferred tax assets	6,636	$6,342
Deferred tax liabilities:
Office properties and equipment	(543)	(677)
Other	(137)	(125)
Deferred tax liabilities	(680)	(802)
Net deferred tax assets	$5,956	$5,540
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting

Policies,” above. At December 31, 2013 and September 30, 2013, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2013, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2010 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the three month periods ended December 31, 2013 and 2012, the Company did not recognize any interest or penalties related to income tax issues in its statements of operations. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of December 31, 2013 or September 30, 2013 respectively.
NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of December 31, 2013 and December 31, 2012, 113,910 and 102,619 restricted shares under this plan were issued and outstanding, respectively. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares, $6.18 for 6,832 shares, $5.24 for 20,312 shares and $5.65 for 2,500 shares. During the three months ended, December 31, 2012 and twelve months ended September 30, 2013, 10,156 and 10,327 shares, respectively, were granted to eligible participants under this plan at a weighted average fair value of $5.56 and $6.12, respectively. During the three months ended December 31, 2013, 0 shares were granted to eligible participants under this plan. Compensation expense related to these awards was $12 and $9 for the three month periods ended December 31, 2013 and 2012, respectively.
There were no previously awarded shares that were forfeited in either of the three month periods ending December 31, 2013 or 2012, respectively. There were 1,314 shares of the Company's common stock surrendered during the three month period ending December 31, 2013 and 639 shares of the Company's common stock surrendered during the twelve month period ending September 30, 2013, to satisfy the withholding taxes due upon the vesting of certain previously awarded shares.
In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At December 31, 2013, 284,778 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.15 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through December 31, 2013, since the plan’s inception, options for 79,331 shares of the Company’s common stock were vested, options for 57,361 shares were unvested, options for 143,528 shares were forfeited and options for 4,558 shares were exercised. Of the 284,778 options granted, 136,692 remained outstanding as of December 31, 2013.
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation for the three month periods ended December 31, 2013 and 2012, was $8 for each period.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of December 31, 2013, no grants or awards have been made to eligible participants under the 2008 Equity Incentive Plan.
NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income (loss) for the three months ended December 31, 2013:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized losses arising during the period	$(717)	(287)	$(430)
Less: reclassification adjustment for gains included in net income	—	—	—
Changes for realized losses on securities available for sale for OTTI write-down	79	32	47
Other comprehensive loss	$(638)	$(255)	$(383)
The changes in the accumulated balances for each component of other comprehensive income (loss) for the three months ended December 31, 2013 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2013	$(2,324)	$38	$(2,286)
Current year-to-date other comprehensive income (loss), net of tax	(383)	—	(383)
Ending balance, December 31, 2013	$(2,707)	$38	$(2,669)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” or the negative of those terms or other words of similar meaning.  Such forward-looking statements in this report are inherently subject to many uncertainties arising in the Company’s operations and business environment. These uncertainties include general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting estimates and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies overseeing the Bank; further write-downs in the Bank’s mortgage-backed securities portfolio; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank or the Company; fluctuation of the Company’s stock price; the Bank's ability to attract and retain key personnel; the Bank's ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K, for the year ended September 30, 2013 filed with the Securities and Exchange Commission on December 9, 2013. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of December 31, 2013, and the consolidated results of operations for the three months ended December 31, 2013, compared to the same period in the prior fiscal year for the three months ended December 31, 2012. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 9, 2013. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three month periods ended December 31, 2013 and 2012, respectively:

	Three Months Ended December 31,
	2013	2012
Net income as reported	$303	$260
EPS - basic, as reported	$0.06	$0.05
EPS - diluted, as reported	$0.06	$0.05
Cash dividends paid	$—	$—
Return on average assets (annualized)	0.22%	0.19%
Return on average equity (annualized)	2.22%	1.87%
Efficiency ratio, as reported (1)	74.51%	76.77%

(1)
The efficiency ratio is calculated as non-interest expense minus branch closure costs divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings. A lower ratio indicates greater efficiency.

The following is a brief summary of some of the significant factors that affected our operating results during the three month periods ended December 31, 2013 and 2012. See the remainder of this section for a more thorough discussion.
We reported net income of $303 for the three months ended December 31, 2013, compared to $260 for the three months ended December 31, 2012. Both basic and diluted earnings per share were $0.06 for the three months ended December 31, 2013 and $0.05 for the three months ended December 31, 2012.
The return on average assets for the three months ended December 31, 2013 and 2012 was 0.22% and 0.19%, respectively.
The return on average equity for the three months ended December 31, 2013 and 2012 was 2.22% and 1.87%, respectively.
Our efficiency ratio decreased to 74.51% for the three months ended December 31, 2013, compared to 76.77% for the three months ended December 31, 2012, primarily due to the increase in non-interest income for the three months ended December 31, 2013. Our efficiency ratio has been negatively impacted by branch operating costs and will continue to be impacted with the announcement of the Wisconsin Dells branch closure in January 2014.
No cash dividends were declared or paid in either of the three month periods ended December 31, 2013 and 2012, respectively.
Key factors behind these results were:

•
Net interest income increased during the three month period ended December 31, 2013 compared to the three month period ended December 31, 2012. Net interest margin decreased during the three month period ended December 31, 2013 from the comparable prior year period. We continue to see rate related decreases in both interest income on loans and interest expense on deposits.

•	Net interest income was $4,980 for the three month period ended December 31, 2013, an increase of $19 or 0.38% from the three month period ended December 31, 2012.

•	The net interest margin of 3.64% for the three months ended December 31, 2013 represents a 12 bp decrease from a net interest margin of 3.76% for the three months ended December 31, 2012.

•
Total loans were $443,692 at December 31, 2013, an increase of $2,829, or 0.64% from their balances at September 30, 2013. Total deposits were $438,502 at December 31, 2013, a decrease of $8,896 or 1.99% from their balances at September 30, 2013.

•
Net loan charge-offs decreased from $825 for the three months ended December 31, 2012 to $495 for the three months ended December 31, 2013. Continued lower levels of net loan charge-offs led to a decreased provision for loan losses of $600 for the three month period ended December 31, 2013, compared to $900 for the three months ended December 31, 2012. Annualized net loan charge-offs as a percentage of average loans were 0.45% for the three months ended December 31, 2013, compared to 0.78% for the three months ended December 31, 2012.

•
Non-interest income increased from $760 for the three months ended December 31, 2012 to $876 for the three months ended December 31, 2013, mainly due to an increase in fee income from new deposit products and services.

•
Non-interest expense increased $389, from $4,392 to $4,781 for the three month period ending December 31, 2013 compared to the three month period ending December 31, 2012. The increase in non-interest expense in the current year period was primarily attributable to branch closure costs in the amount of $359.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and their related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit to our Form 10-K annual report for the fiscal year ending September 30, 2013, our critical accounting estimates are as follows:
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
Investment Securities.
Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each statement of financial position date. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Investment securities not classified as held to maturity are classified as available for sale. Securities are classified as available for sale and are carried at fair value, with unrealized gains and losses reported in other comprehensive income (loss). Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.
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
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of December 31, 2013, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
STATEMENT OF OPERATIONS ANALYSIS
Net Interest Income. Net interest income represents the difference between the dollar amount of interest earned on interest-bearing assets and the dollar amount of interest paid on interest bearing liabilities. The interest income and expense of financial institutions (including those of the Bank) are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three month periods ended December 31, 2013 and 2012, respectively.
Net interest income was $4,980 for the three months ended December 31, 2013, compared to $4,961 for the three months ended December 31, 2012. The net interest margin for the three month period ended December 31, 2013 was 3.64% compared to 3.76% for the three month period ended December 31, 2012. The reduction in net interest margin was primarily attributable to corresponding decreases in interest rate spread over the prior year periods.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $261 for the three month period ended December 31, 2013, respectively, compared to the comparable prior year period. The increase and changes in the composition of interest earning assets resulted in an increase of $295 for the three month period ended December 31, 2013, compared to the same periods in the prior year. Rate changes on interest earning assets decreased interest income by $582 for the three month period ended December 31, 2013. This decrease was partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $340 over the same period in the prior year, resulting in a net decrease of $242 in net interest income due to changes in interest rates during the three month period ended December 31, 2013. The increase in our balance of loan outstandings is the primary factor affecting volume changes during this same period. Rate decreases on all asset and deposit categories are reflective of the overall lower market interest rate environment versus historic levels.
We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. A continuing low interest rate environment will enable us to experience a further reduction in our cost of funds while loans continue to prepay at faster than historical speeds.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Shown below, is the weighted average yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2013, and for the comparable prior year three month period. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $542,288 for the three month period ended December 31, 2013, compared to $522,804 for the comparable prior year period. Interest income on interest earning assets was $6,083 for the three month period ended December 31, 2013, compared to $6,370 for the same period in the prior year. Interest income is comprised primarily of interest income on loans and interest income on available for sale securities. Interest income on loans was $5,722 for the three month period ended December 31, 2013, compared to $5,995 for the comparable prior year period. Interest income on available for sale securities was $351 for the three month period ended December 31, 2013, compared to $361 for the similar prior year period. The decrease in loan interest income in the current year three month period was primarily due to a continued lower interest rate environment. The decrease in interest income on available for sale securities was primarily due to decreased rates and lower yields due to higher than expected prepayments.
Average interest bearing liabilities were $497,149 for the three month period ended December 31, 2013, compared to $473,013 for the similar prior year period. Interest expense on interest bearing liabilities was $1,103 for the three month period ended December 31, 2013, compared to $1,409 for the same period in the prior year. Interest expense is comprised primarily of interest expense accrued on money market accounts, certificates of deposit and FHLB advances. The decrease in interest expense during the current year three month period was primarily due to lower interest rates paid on money market accounts and certificates of deposit.
For the three months ended December 31, 2013, interest expense on interest bearing deposits increased $18 from volume and mix changes and decreased $306 from the impact of the rate environment, resulting in an aggregate decrease of $288 in interest expense on interest bearing deposits. Interest expense on FHLB advances increased $16 from volume and mix changes and decreased $34 from the impact of the rate environment. The resulting aggregate decrease was $18 in interest expense on FHLB advances for the three month periods ended December 31, 2013. The decreases were primarily due to scheduled maturities on certain higher rate FHLB advances since 2012, partially offset by newer FHLB borrowings at lower interest rates.

NET INTEREST INCOME ANALYSIS
(Dollar amounts in thousands)
Three months ended December 31, 2013 compared to the three months ended December 31, 2012:

	Three months ended December 31, 2013			Three months ended December 31, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$16,085	$5	0.12%	$23,235	$9	0.15%
Loans	443,113	5,722	5.12%	424,396	5,995	5.60%
Interest-bearing deposits	1,241	3	0.96%	996	1	0.40%
Securities available for sale	78,549	351	1.77%	70,377	361	2.04%
FHLB stock	3,300	2	0.24%	3,800	4	0.42%
Total interest earning assets	$542,288	$6,083	4.45%	$522,804	$6,370	4.83%
Average interest bearing liabilities:
Savings accounts	$25,675	$3	0.05%	$23,512	$3	0.05%
Demand deposits	33,798	14	0.16%	27,993	1	0.01%
Money market	151,367	155	0.41%	140,615	191	0.54%
CD’s	210,566	706	1.33%	208,149	945	1.80%
IRA’s	21,868	70	1.27%	23,719	96	1.61%
Total deposits	$443,274	$948	0.85%	$423,988	$1,236	1.16%
FHLB Advances	53,875	155	1.14%	49,025	173	1.40%
Total interest bearing liabilities	$497,149	$1,103	0.88%	$473,013	$1,409	1.18%
Net interest income		$4,980			$4,961
Interest rate spread			3.57%			3.65%
Net interest margin			3.64%			3.76%
Average interest-earning assets to average interest-bearing liabilities			1.09			1.11

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

RATE / VOLUME ANALYSIS (1)
(Dollar amounts in thousands)
Three months ended December 31, 2013 compared to the three months ended December 31, 2012:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(2)	$(2)	$(4)
Loans	257	(530)	(273)
Interest-bearing deposits	—	2	2
Securities available for sale	40	(50)	(10)
FHLB stock	—	(2)	(2)
Total interest earning assets	$295	$(582)	$(287)
Interest expense:
Savings accounts	—	—	—
Demand deposits	—	13	13
Money market accounts	14	(50)	(36)
CD’s	11	(250)	(239)
IRA’s	(7)	(19)	(26)
Total deposits	$18	$(306)	$(288)
FHLB Advances	16	(34)	(18)
Total interest bearing liabilities	$34	$(340)	$(306)
Net interest income (loss)	$261	$(242)	$19

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Prior to the past 12 months, higher charge off levels and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Estimates—Allowance for Loan Losses”, made it necessary to increase our provision to ensure an adequate ALL. Within the last year, we have experienced lower levels of charge-offs. With both local and national unemployment rates improving slightly in recent quarters and improved asset quality, we anticipate our actual charge-off experience to continue to decline throughout the fiscal year ending September 30, 2014.
Net loan charge-offs for the three month periods ended December 31, 2013 were $495, compared to $875, for the comparable prior year period. Annualized net charge-offs to average loans were 0.45% for the three months ended December 31, 2013, compared to 0.78% for the comparable period in the prior year. Non-accrual loans were $1,705 at December 31, 2013, compared to $2,125 at September 30, 2013. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a provision for loan losses of $600 for the three month period ended December 31, 2013, compared to $900 for the comparable prior year period. Management believes that the provision taken for the current year three month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make provisions, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.

Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three month periods ended December 31, 2013 and 2012, respectively.

	Three months ended December 31,		%
	2013	2012	Change
Non-interest Income:
Net impairment gains (losses) recognized in earnings	$(79)	$(83)	4.82%
Service charges on deposit accounts	553	390	41.79
Loan fees and service charges	217	294	(26.19)
Other	185	159	16.35
Total non-interest income	$876	$760	15.26%
Non-interest income was $876 for the three month period ended December 31, 2013 compared to $760 for the comparable prior year period. The increase of $116 during the current year three month period ended December 31, 2013, was in part, due to increased revenue derived from deposit products and services and an increase in commercial loan origination fees. Consumer loan mortgage fee income decreased during the current quarter ended December 31, 2013 over the same period in the prior year, due to a decline in mortgage loan refinancing as a result of the increase in longer term rates.
Non-interest Expense. The following table reflects the various components of non-interest expense for the three month period, ended December 31, 2013 and 2012, respectively.

	Three months ended December 31,		%
	2013	2012	Change
Non-interest Expense:
Salaries and related benefits	$2,269	$2,195	3.37%
Occupancy - net	635	610	4.10
Office	381	297	28.28
Data processing	364	384	(5.21)
Amortization of core deposit intangible	14	14	—
Advertising, marketing and public relations	76	41	85.37
FDIC premium assessment	105	175	(40.00)
Professional services	218	366	(40.44)
Other	719	310	131.94
Total non-interest expense	$4,781	$4,392	8.86%

Non-interest expense (annualized) / Average assets	3.46%	3.30%	4.72%
Office Expense increased in the current year three month period, primarily due to costs and accruals related to our branch closures. Advertising, marketing and public relations expense increased in the current year three month period due to the advertising costs for new deposit products, as well as advertising costs for the new traditional branch that was opened in December 2013. Ongoing efforts to improve efficiency and cost-effectiveness in delivering banking products to our customers through a mix of traditional branch offices and online or mobile banking options is a priority of the board and management.
Non-interest expense increased $389 or 8.86% for the three month period ended December 31, 2013, compared to the comparable prior year period. The non-interest expense (annualized) to average assets ratio was 3.46% for the three month period ended December 31, 2013, compared to 3.30% for the same prior year period. The increase in non-interest expense in the current three month period, over the prior year period, was primarily attributable to the branch closure costs for two of our in-store branch offices in the amount of $359. These costs are recorded in other non-interest expense.

Income Taxes. Income tax expense was $172 for the three months ended December 31, 2013 compared to $169 for the comparable prior year period.
BALANCE SHEET ANALYSIS
Loans. Loans increased by $2,829, or 0.64%, to $443,692 as of December 31, 2013 from $440,863 at September 30, 2013. At December 31, 2013, the loan portfolio was comprised of $269,708 of loans secured by real estate, or 60.8% of total loans, and $173,984 of consumer and other loans, or 39.2% of total loans. At September 30, 2013, the loan portfolio mix included real estate loans of $264,388, or 60.0% of total loans, and consumer and other loans of $176,475, or 40.0% of total loans. In the most recent quarter, our loan portfolio increased by $2,829 due to commercial real estate loan growth of $9,730 and purchased indirect consumer loan growth in the amount of $2,599. The increases were offset by loan reductions in the form of payments, payoffs and problem loans being charged-off or transferred to foreclosed and repossessed assets.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. At December 31, 2013, we had 138 such loans, all secured by real estate or personal property with an aggregate recorded investment of $7,526. The total for the 108 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $4,718 for which $918 in specific ALL was recorded as of December 31, 2013.
At December 31, 2013, there were 101 individual substandard loans, not considered TDRs, with an aggregate recorded investment of $2,633, where estimated fair value was less than their book value (i.e. we deemed impairment to exist). The total specific ALL recorded for the 101 such individual loans was $89 as of December 31, 2013.
At December 31, 2013, the ALL was $6,285, or 1.42% of our total loan portfolio, compared to ALL of $6,180, or 1.40% of the total loan portfolio at September 30, 2013. This level was based on our analysis of the loan portfolio risk at December 31, 2013, taking into account the factors discussed above.
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
Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the Bank's risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were 90 days or more past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is discontinued according to the following schedule:
•Commercial Loans past due 90 days or more,
•Closed end consumer loans past due 120 days or more,
•Real estate loans and open ended consumer loans past due 180 days or more.
When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than being recorded as interest income. Restructuring a TDR loan typically involves the granting of some concession to the borrower involving a loan modification, such as modifying the payment schedule or making interest rate changes. TDR loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	December 31, 2013 and Three Months Then Ended	September 30, 2013 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$1,705	$2,125
Accruing loans past due 90 days or more	598	483
Total nonperforming loans (“NPLs”)	2,303	2,608
Other real estate owned	1,382	873
Other collateral owned	118	155
Total nonperforming assets (“NPAs”)	$3,803	$3,636
Troubled Debt Restructurings (“TDRs”)	$7,526	$8,618
Nonaccrual TDRs	587	1,108
Average outstanding loan balance	442,278	434,326
Loans, end of period (1)	443,692	440,863
Total assets, end of period	552,204	554,521
ALL, at beginning of period	6,180	5,745
Loans charged off:
Real estate loans	(311)	(1,525)
Consumer and other loans	(245)	(1,494)
Total loans charged off	$(556)	$(3,019)
Recoveries of loans previously charged off:
Real estate loans	$14	$36
Consumer and other loans	47	275
Total recoveries of loans previously charged off:	$61	$311
Net loans charged off (“NCOs”)	$(495)	$(2,708)
Additions to ALL via provision for loan losses charged to operations	$600	$3,143
ALL, at end of period	$6,285	$6,180
Ratios:
ALL to NCOs (annualized)	317.42%	228.21%
NCOs (annualized) to average loans	0.45%	0.62%
ALL to total loans	1.42%	1.40%
NPLs to total loans	0.52%	0.59%
NPAs to total assets	0.69%	0.66%
Total Assets:	$552,204	$554,521
(1)    Total loans at December 31, 2013, include $22,577 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.
Non-performing loans of $2,303 at December 31, 2013, which included $587 of non-accrual troubled debt restructured loans, reflected a reduction of $305 from the non-performing loans balance of $2,608 at September 30, 2013. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Our non-performing assets were $3,803 at December 31, 2013, or 0.69% of total assets compared to $3,636, or 0.66% of total assets at September 30, 2013. The increase in non-performing assets since September 30, 2013 was primarily a result of an increase in other real estate owned.
Other real estate owned (OREO) increased by $509, from $873 at September 30, 2013 to $1,382 at December 31, 2013. Other collateral owned decreased $37 during the three months ended December 31, 2013 to $118 from the September 30, 2013 balance of $155. The increase in other real estate owned was largely due to in substance foreclosures and more aggressive credit monitoring and collection practices. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Loans 30 to 90 days past due have decreased significantly during the three month period ended December 31, 2013 compared to the comparable prior year period, which management believes is indicative of a decreasing likelihood of loans migrating toward nonaccrual or nonperforming status in the future. We believe our improved credit and underwriting policies are supporting more effective lending decisions by the Bank, which increases the likelihood of improved loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.
Net charge offs for the three month period ended December 31, 2013 were $495, compared to $825 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.45% for the three month period ended December 31, 2013, compared to 0.62% for the twelve months ended September 30, 2013. Improved net charge-offs during the current quarter were primarily a result of overall credit quality improvement within the loan portfolio.
Investment Securities. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test established by our banking regulators. Our Investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities held to maturity were $349 at December 31, 2013, compared with $0 at September 30, 2013. Securities available for sale, which represent the majority of our investment portfolio, were $76,934 at December 31, 2013, compared with $79,695 at September 30, 2013. The securities in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and are generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase. As of December 31, 2013, the entire remaining book value of our non-agency residential MBS portfolio, which totaled $1,547, has been downgraded from investment grade to below investment grade. The market for these securities has depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions. Taking into consideration these developments, we have determined that it is likely the Bank will not collect all amounts due according to the contractual terms of these securities.
As part of our asset and liability management activities, we review our non-agency MBS portfolio on a quarterly basis. We analyze credit risk, i.e. the likelihood of potential future OTTI adjustments and current market prices relative to our current book value. We also analyze the impact of these securities on our regulatory risk-based capital requirements.
As a result of our analysis, we recorded $91 of additional OTTI during the three month period ended December 31, 2013.
Despite more favorable market prices in recent months on certain non-agency MBS, we believe that the remaining fair value of our non-agency MBS portfolio, totaling $1,136, is still subject to numerous risk factors outside of our control, such as market volatility and changes in the credit quality of underlying collateral. Future evaluations of fair value could result in additional OTTI losses.
On December 31, 2013, our remaining securities included in our non-agency residential MBS portfolio consisting of two separate bonds, have unrealized losses currently included in accumulated other comprehensive income. These losses represent a 26.6% decline in value in comparison to our amortized cost basis of these securities. While performance of the non-agency residential mortgage-backed securities has deteriorated and the securities have been subject to downgrades, these unrealized losses relate principally to the continued volatility of the securities markets and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

The amortized cost and market values of our available for sale securities by asset categories as of the periods indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
December 31, 2013
U.S. government agency obligations	$29,647	$27,309
Obligations of states and political subdivisions	11,620	10,870
Mortgage-backed securities	38,562	37,550
Non-agency mortgage-backed securities	1,547	1,136
Federal Agricultural Mortgage Corporation	71	69
Totals	$81,447	$76,934
September 30, 2013
U.S. government agency obligations	$29,702	$27,866
Obligations of states and political subdivisions	11,647	10,970
Mortgage-backed securities	40,378	39,633
Non-agency mortgage-backed securities	1,842	1,226
Totals	$83,569	$79,695
The amortized cost and fair value of our held to maturity securities by asset categories are as follows:

Securities held to maturity	Amortized Cost	Fair Value
December 31, 2013
Obligations of states and political subdivisions	$350	$349
Totals	$350	$349
September 30, 2013
Obligations of states and political subdivisions	$—	$—
Totals	$—	$—
As noted above, over the past several quarters, the rating agencies have revised downward their original ratings on thousands of mortgage-backed securities which were issued during the 2001-2007 time period. As of December 31, 2013, we held $1,136 in fair value of mortgage-backed security investments that were originally rated “Investment Grade” but have been downgraded to “Below Investment Grade” by at least one of three recognized rating agencies.
The composition of our available for sale portfolios by credit rating as of the periods indicated was as follows:

	December 31, 2013		September 30, 2013
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$68,209	$64,859	$70,080	$67,499
AAA	1,141	1,060	1,441	1,342
AA	8,459	7,954	8,685	8,196
A	1,762	1,616	1,192	1,119
BBB	—	—	—	—
Below investment grade	1,547	1,136	1,842	1,226
Non-rated	329	309	329	313
Total	$81,447	$76,934	$83,569	$79,695

The composition of our held to maturity portfolio by credit rating as of the periods indicated was as follows:

	December 31, 2013		September 30, 2013
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$—	$—	$—	$—
AAA	—	—	—	—
AA	—	—	—	—
A	—	—	—	—
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	349	—	—
Total	$350	$349	$—	$—
At December 31, 2013, the approximate aggregate fair value of the two remaining non-agency MBS securities, for which other-than-temporary impairment of $1,341 has been previously recorded, was $1,136. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

Beginning balance of the amount of OTTI related to credit losses	$1,250
Credit portion of OTTI on securities for which OTTI was not previously recognized	91
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	(12)
Ending balance of the amount of OTTI related to credit losses	$1,329

During the quarter ended March 31, 2013, the Bank recognized $372 of other-than-temporary impairment in earnings on a non-agency MBS, which brought the amortized cost of this specific non-agency MBS to $0. To date, the Bank had recognized $2,171 of other-than-temporary impairment in earnings on this specific aforementioned non-agency mortgage-backed security. During the quarter ended December 31, 2013, the Bank received $12 in cash payments from this specific non-agency MBS that was in default.
Utilizing a third party firm, we will continue to obtain an independent valuation of our non-agency MBS portfolio on a quarterly basis. Our management and Board of Directors will also review and consider additional testing during future periods to determine if additional write-downs of our non-agency MBS portfolio are warranted.
At December 31, 2013, securities in the amount of $12,296 are pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of December 31, 2013, this line of credit had a zero balance.
Deposits. Deposits decreased to $438,502 at December 31, 2013, from $447,398 at September 30, 2013, mainly due to (1) the announced closure of two in store branch locations, (2) the pending sale of a third in store branch location and (3) a decrease in money market and maturing certificate of deposit accounts as the Bank further reduced its cost of funds,
Deposit activity by product and generated by in-store versus traditional branch locations as of December 31, 2013 was as follows:

	In-store	Traditional	Institutional	Total
Non-CD deposits	$(2,948)	$(5,504)	$—	$(8,452)
CD deposits - customer	(3,062)	884	—	(2,178)
CD deposits - institutional	—	—	1,734	1,734
Total change in deposits	$(6,010)	$(4,620)	$1,734	$(8,896)
Through execution of our branch deposit sales strategy, and by expanding our deposit product offerings, we continue to pursue core deposit relationships at current market rates. Institutional certificates of deposit as a funding source increased for the three months ended December 31, 2013 from their balance as of September 30, 2013. Institutional certificates of deposit remain an important part of our deposit mix, as we continue to pursue funding sources to lower the Bank's cost of funds.

The Bank had $498 in brokered deposits at both December 31, 2013 and September 30, 2013. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances increased from $50,000 as of September 30, 2013, to $56,500 as of December 31, 2013, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds.
Stockholders’ Equity. Total stockholders’ equity was $54,115 at December 31, 2013, compared to $54,185 at September 30, 2013. Total stockholders’ equity decreased by $70, primarily as a result of a decrease in other comprehensive income, offset by increased earnings during the three months ended December 31, 2013. The decrease in other comprehensive income was primarily the net affect of adjustments for realized gain and unrealized losses on available for sale securities.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At December 31, 2013, our liquidity ratio was 10.3%, which was above our targeted liquidity ratio of 10%.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $79,741 of our $229,966 (34.7%) CD portfolio as of December 31, 2013 will mature within the next 12 months, we have historically retained over 70% of our maturing CD’s. However, due to the volume of certificate maturities and the strategic pricing decisions regarding renewal rates and rate matching, our retention rate decreased to 68.8% for the quarter ended December 31, 2013. Through new deposit product offerings to our branch customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In the present interest rate environment, and based on maturing yields this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $112,908 available under this arrangement. We also maintain lines of credit of $9,300 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank line of credit is a discretionary line of credit. As of December 31, 2013, our line of credit balance with the Federal Home Loan Bank was $56,500. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank and Bankers' Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2013, the Company had $7,657 in unused commitments, compared to $12,678 in unused commitments as of September 30, 2013.
Capital Resources. As of December 31, 2013, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions. Current Office of the Comptroller of Currency (“OCC”) guidance requires the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities whose prevailing bond agency ratings have been downgraded due to perceived increases in credit risk. This results in required risk based capital levels that are, in some cases, many times greater than the adjusted par value of the securities.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2013 (Unaudited)
Total capital (to risk weighted assets)	$59,875,000	16.6%	$28,898,000	>=	8.0%	$36,122,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	55,037,000	15.2%	14,449,000	>=	4.0%	21,673,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	55,037,000	10.0%	22,134,000	>=	4.0%	27,667,000	>=	5.0%
As of September 30, 2013 (Audited)
Total capital (to risk weighted assets)	$59,297,000	16.3%	$29,182,000	>=	8.0%	$36,478,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	54,717,000	15.0%	14,591,000	>=	4.0%	21,887,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	54,717,000	9.9%	22,220,000	>=	4.0%	27,775,000	>=	5.0%

At December 31, 2013, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time and are not predictable or controllable. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. Like other financial institutions, our interest income and interest expense are affected by general economic conditions and policies of regulatory authorities, including the monetary policies of the Federal Reserve. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.
How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk through several means including third party reporting software. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.
In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by our Asset and Liability Management Committee. The Asset and Liability Management Committee is comprised of members of senior management and the Board of Directors. The Asset and Liability Management Committee establishes guidelines for and monitors the volume and mix of our assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The Committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk and profitability goals for the Bank. The Asset and Liability Management Committee meets on a regularly scheduled basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the Committee recommends strategy changes, as appropriate, based on this review. The Committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a regularly scheduled basis.
In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured consumer and commercial loans;

•	managing our funding needs by utilizing core deposits, institutional certificates of deposits and borrowings as appropriate to extend terms and lock in fixed interest rates;

•	reducing non-interest expense and managing our efficiency ratio by implementing technologies to enhance customer service and increase employee productivity;

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure to focus resources on our most productive markets;

•	originating balloon mortgage loans with a term of 7 years or less to minimize the impact of sudden rate changes.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Asset and Liability Management Committee may determine to increase or decrease the Bank’s interest rate risk position somewhat in order to manage net interest margin.
The following table sets forth, at September 30, 2013 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of December 31, 2013, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$6,775	$(53,756)	(89)%	1.40%	(939)	bp
+200 bp	28,756	(31,775)	(52)%	5.61%	(518)
+100 bp	47,069	(13,462)	(22)%	8.73%	(206)
0 bp	60,531	—	—	10.79%	—
-100 bp	71,754	11,223	19%	12.41%	162

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2013 (the most recent date available).

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change

+300 bp	$(2,308)	(3.18)%
+200 bp	(964)	(1.33)%
+100 bp	(310)	(0.43)%
0 bp	—	—
-100 bp	201	0.28%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
As shown above, at September 30, 2013, the effect of an immediate 300 bp increase in interest rates would decrease our net interest income by $2,308 or 3.18%. The effect of an immediate 100 bp reduction in rates would increase our net interest income by $201.
The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios. Actual values may differ from those projections set forth above, should market conditions vary from the assumptions used in preparing the analysis. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates.

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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2013, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at reaching a level of reasonable assurance.
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
There are no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K, for the fiscal year ended September 30, 2013. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

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
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Other Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: February 10, 2014	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: February 10, 2014	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer