Form 10-Q/A
period 2013-12-31
Citizens Community Bancorp Inc.
filed 2014-02-25
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
At February 10, 2014 there were 5,167,837 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q/A
December 31, 2013

EXPLANATORY NOTE

The purpose of this amendment to the Quarterly Report of Citizens Community Bancorp, Inc., on Form 10-Q/A for the period ended December 31, 2013, originally filed with the U.S. Securities and Exchange Commission on February 10, 2014, is to furnish an updated Exhibit 101 in accordance with Rule 405 of Regulation S-T to correct certain incorrect date references formerly referring to June 30, 2013 and June 30, 2012 in the original Exhibit filed on February 10, 2014 rather than December 31, 2013 and December 31, 2012, respectively. Additionally, we have updated the number of shares of our common stock outstanding as of February 10, 2014 as reported on the cover page to this Form 10-Q/A from 5,162,837 as originally reported to 5,167,837 in order to correct an inadvertent error in calculating such number.

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
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Other Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: February 25, 2014	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: February 25, 2014	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer