Form 10-Q
period 2014-03-31
Citizens Community Bancorp Inc.
filed 2014-05-12
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
At May 12, 2014 there were 5,167,837 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2014

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2014 (unaudited) and September 30, 2013
(derived from audited financial statements)
(in thousands, except share data)

	March 31, 2014	September 30, 2013
Assets
Cash and cash equivalents	$19,886	$17,601
Other interest-bearing deposits	245	1,988
Investment securities (at fair value of $72,917 and $79,695)	72,939	79,695
Federal Home Loan Bank stock	3,300	3,300
Loans receivable	443,214	440,863
Allowance for loan losses	(6,296)	(6,180)
Loans receivable, net	436,918	434,683
Office properties and equipment, net	4,171	4,835
Accrued interest receivable	1,408	1,469
Intangible assets	189	218
Foreclosed and repossessed assets, net	1,628	1,028
Other assets	9,953	9,704
TOTAL ASSETS	$550,637	$554,521

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$434,458	$447,398
Federal Home Loan Bank advances	57,730	50,000
Other liabilities	3,094	2,938
Total liabilities	495,282	500,336

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000, 5,167,837 and 5,154,891 shares issued and outstanding, respectively	51	51
Additional paid-in capital	54,240	54,116
Retained earnings	2,890	2,473
Unearned deferred compensation	(259)	(169)
Accumulated other comprehensive loss	(1,567)	(2,286)
Total stockholders’ equity	55,355	54,185
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$550,637	$554,521
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended March 31, 2014 and 2013
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Interest and dividend income:
Interest and fees on loans	$5,519	$5,707	$11,241	$11,702
Interest on investments	355	391	716	766
Total interest and dividend income	5,874	6,098	11,957	12,468
Interest expense:
Interest on deposits	879	1,221	1,827	2,457
Interest on borrowed funds	163	108	318	281
Total interest expense	1,042	1,329	2,145	2,738
Net interest income before provision for loan losses	4,832	4,769	9,812	9,730
Provision for loan losses	480	765	1,080	1,665
Net interest income after provision for loan losses	4,352	4,004	8,732	8,065
Non-interest income:
Total fair value adjustments and other-than-temporary impairment	(411)	(237)	(78)	6
Portion of gain (loss) recognized in other comprehensive income (before tax)	412	(134)	—	(670)
Net (loss) gain on sale of available for sale securities	(142)	398	(142)	608
Net (loss) gain on available for sale securities	(141)	27	(220)	(56)
Service charges on deposit accounts	450	333	1,003	723
Loan fees and service charges	137	163	354	457
Other	186	173	371	332
Total non-interest income	632	696	1,508	1,456
Non-interest expense:
Salaries and related benefits	2,375	2,235	4,644	4,430
Occupancy	635	628	1,270	1,238
Office	279	432	660	729
Data processing	381	409	745	793
Amortization of core deposit intangible	14	14	29	28
Advertising, marketing and public relations	69	46	144	87
FDIC premium assessment	104	177	209	352
Professional services	213	(139)	431	227
Other	409	355	1,128	665
Total non-interest expense	4,479	4,157	9,260	8,549
Income before provision for income tax	505	543	980	972
Provision for income taxes	184	210	356	379
Net income attributable to common stockholders	$321	$333	$624	$593
Per share information:
Basic earnings	$0.06	$0.06	$0.12	$0.12
Diluted earnings	$0.06	$0.06	$0.12	$0.12
Cash dividends paid	$0.04	$0.02	$0.04	$0.02
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Other Comprehensive Income (Loss) (unaudited)
Six months ended March 31, 2014 and 2013
(in thousands, except per share data)

	Six Months Ended
	March 31, 2014	March 31, 2013
Net income attributable to common stockholders	$624	$593
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period	757	(1,321)
Reclassification adjustment for (losses) gains included in net income	(85)	365
Change for realized losses on securities available for sale for other-than-temporary impairment (OTTI) write-down	47	399
Unrealized gains (losses) on securities	719	(557)
Comprehensive income	$1,343	$36

Reclassifications out of accumulated other comprehensive income for the six months ended March 31, 2014 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Gains (losses) on sale of securities	$(142)		Net gain (loss) on sale of available for sale securities
Realized losses on securities available			Portion of loss recognized in other
for sale for OTTI write-down	(78)		comprehensive income (loss) (before tax)
	(220)
	88		Benefit for income taxes
Total reclassifications for the period	(132)		Net loss attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended March 31, 2014
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2013	5,154,891	$51	$54,116	$2,473	$(169)	$(2,286)	$54,185
Net Income				624			624
Other comprehensive income, net of tax						719	719
Surrender of vested shares - 2,054 shares	(2,054)		(16)				(16)
Common stock awarded under the equity incentive plan	15,000		120		(120)		—
Stock option expense			20				20
Amortization of restricted stock					30		30
Cash Dividends ($0.04 per share)				(207)			(207)
Balance, March 31, 2014	5,167,837	$51	$54,240	$2,890	$(259)	$(1,567)	$55,355
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended March 31, 2014 and 2013
(in thousands, except per share data)

	Six Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income attributable to common stockholders	$624	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	510	456
Depreciation	514	532
Provision for loan losses	1,080	1,665
Net realized loss (gain) on sale of securities	142	(608)
Other-than-temporary impairment on mortgage-backed securities	78	664
Amortization of core deposit intangible	29	28
Amortization of restricted stock	30	21
Stock based compensation expense	20	15
Loss on sale of office properties	326	16
Provision for deferred income taxes	986	—
Net gains from disposals of foreclosed properties	(28)	(63)
Provision for valuation allowance on foreclosed properties	5	57
Decrease in accrued interest receivable and other assets	(1,562)	(61)
Increase (decrease) in other liabilities	156	(978)
Total adjustments	2,286	1,744
Net cash provided by operating activities	2,910	2,337
Cash flows from investing activities:
Purchase of investment securities	(12,707)	(44,921)
Net decrease (increase) in interest-bearing deposits	1,743	(2,241)
Proceeds from sale of securities available for sale	16,563	24,721
Principal payments on investment securities	3,368	5,405
Proceeds from sale of Federal Home Loan Bank (FHLB) stock	—	500
Proceeds from sale of foreclosed properties	589	1,029
Net (increase) decrease in loans	(4,574)	3,282
Net capital expenditures	(324)	(231)
Net cash received from sale of office properties	150	—
Net cash provided by (used in) investing activities	4,808	(12,456)
Cash flows from financing activities:
Net increase (decrease) in Federal Home Loan Bank advances	7,730	(1,300)
Net (decrease) increase in deposits	(12,940)	14,485
Surrender of restricted shares of common stock	(16)	—
Cash dividends paid	(207)	—
Net cash (used in) provided by financing activities	(5,433)	13,185
Net increase in cash and cash equivalents	2,285	3,066
Cash and cash equivalents at beginning of period	17,601	23,259
Cash and cash equivalents at end of period	$19,886	$26,325
Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$1,827	$2,461
Interest on borrowings	$305	$309
Income taxes	$79	$587
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$1,259	$980
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
The consolidated income of the Company is principally derived from the income of the Company’s wholly owned subsidiary. The Bank originates residential, commercial, agricultural, consumer and commercial and industrial (C&I) loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 23 full-service offices; eight stand-alone locations and 15 branches predominantly located inside Walmart Supercenters.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through May 12, 2014, the date on which the financial statements were available to be issued. As of May 12, 2014, there were no subsequent events which required recognition or disclosure.
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
Investment Securities; Held to Maturity and Available for Sale – Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of the date of each statement of financial position date. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Investment securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with unrealized holding gains and losses deemed other than temporarily impaired due to non-credit issues being reported in other comprehensive income (loss), net of tax. Unrealized losses deemed other-than-temporary due to credit issues are reported in the Company’s earnings in the period in which the losses arise. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.

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
Interest income on commercial, mortgage and consumer loans is discontinued according to the following schedules:
•Commercial loans, including Agricultural and C&I loans, past due 90 days or more;
•Closed end consumer loans past due 120 days or more; and
•Real estate loans and open ended consumer loans past due 180 days or more.
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
Foreclosed and Repossessed Assets, net – Assets acquired through foreclosure or repossession, are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and are included in non-interest expense, other on the Consolidated Statements of Operations. Foreclosed and repossessed asset balances were $1,628 and $1,028 at March 31, 2014 and September 30, 2013, respectively.
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
Recent Accounting Pronouncements - In January, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-04 - "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)". ASU 2014-04 is intended to improve consistency among reporting entities by clarifying when an in substance foreclosure occurs, that is, when a creditor should derecognize a loan and recognize the corresponding collateral real estate as a separate asset. For public entities, ASU 2014 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company expects the adoption of ASU 2014-04 to have no material effect on the Company's results of operations, financial position or cash flows.
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

Assets Measured on a Recurring Basis
Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Bank, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturity, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value ratio, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. As of March 31, 2014, the Company held no Level 3 securities measured on a recurring basis.
The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2014 and September 30, 2013:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Investment securities:
U.S. government agency obligations	$24,006	$—	$24,006	$—
Obligations of states and political subdivisions	12,667	—	12,667	—
Mortgage-backed securities	36,178	—	36,178	—
Non-agency mortgage-backed securities	—	—	—	—
Federal Agricultural Mortgage Corporation	66	—	66	—
Total	$72,917	$—	$72,917	$—
September 30, 2013
Investment securities:
U.S. government agency obligations	$27,866	$—	$27,866	$—
Obligations of states and political
subdivisions	10,970	—	10,970	—
Mortgage-backed securities	39,633	—	39,633	—
Non-agency mortgage-backed securities	1,226	—	—	1,226
Total	$79,695	$—	$78,469	$1,226
The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended March 31, 2014 and 2013:

	Six Months Ended
	March 31, 2014	March 31, 2013
Balance beginning of period	$1,226	$6,586
Total gains or losses (realized/unrealized):
Included in earnings	(274)	(664)
Included in other comprehensive loss	615	405
Sales	(1,321)	—
Payments, accretion and amortization	(246)	(1,288)
Balance end of period	$—	$5,039

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2014 and September 30, 2013:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Foreclosed and repossessed assets, net	$1,628	$—	$—	$1,628
Loans restructured in a TDR	6,677	—	—	6,677
Total	$8,305	$—	$—	$8,305
September 30, 2013
Foreclosed and repossessed assets, net	$1,028	$—	$—	$1,028
Loans restructured in a TDR	8,618	—	—	8,618
Total	$9,646	$—	$—	$9,646
The fair value of TDRs was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting TDRs.
The fair value of foreclosed and repossessed assets was determined by obtaining market price quotes from independent third parties wherever such quotes are available. Where such quotes are not available, the Company utilizes independent third party appraisals to support the Company’s estimates and judgments in determining fair value for such assets.
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
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, commercial and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification.
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
The carrying amount and estimated fair value of financial instruments as of the dates indicated below were as follows:

	March 31, 2014		September 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$19,886	$19,886	$17,601	$17,601
Interest-bearing deposits	245	245	1,988	1,988
Investment Securities	72,939	72,917	79,695	79,695
FHLB stock	3,300	3,300	3,300	3,300
Loans receivable, net	436,918	449,781	434,683	448,846
Accrued interest receivable	1,408	1,408	1,469	1,469
Financial liabilities:
Deposits	$434,458	$438,282	$447,398	$451,255
FHLB advances	57,730	57,839	50,000	49,676
Accrued interest payable	10	10	11	11
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

Changes in the ALL by loan type for the periods presented below were as follows:

	Real Estate	Consumer and Other	Total
Six Months Ended March 31, 2014:
Allowance for Loan Losses:
Beginning balance, October 1, 2013	$2,541	$3,639	$6,180
Charge-offs	(695)	(413)	(1,108)
Recoveries	17	127	144
Provision	749	331	1,080
Ending balance, March 31, 2014	$2,612	$3,684	$6,296
Allowance for Loan Losses at March 31, 2014:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$665	$239	$904
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$1,947	$3,445	$5,392
Loans Receivable as of March 31, 2014:
Ending balance	$266,869	$176,345	$443,214
Ending balance: individually evaluated for impairment	$7,657	$1,467	$9,124
Ending balance: collectively evaluated for impairment	$259,212	$174,878	$434,090

	Real Estate	Consumer and Other	Total
Year ended September 30, 2013
Allowance for Loan Losses:
Beginning balance, October 1, 2012	$2,287	$3,458	$5,745
Charge-offs	(1,525)	(1,494)	(3,019)
Recoveries	36	275	311
Provision	1,743	1,400	3,143
Ending balance, September 30, 2013	$2,541	$3,639	$6,180
Allowance for Loan Losses at September 30, 2013:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$667	$316	$983
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$1,874	$3,323	$5,197
Loans Receivable as of September 30, 2013:
Ending balance	264,388	176,475	$440,863
Ending balance: individually evaluated for impairment	3,659	907	$4,566
Ending balance: collectively evaluated for impairment	$260,729	$175,568	$436,297
The Bank has originated substantially all loans currently recorded on the Company’s consolidated balance sheet, except as noted below.
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are ultimately charged off. As of March 31, 2014, the balance of the consumer loans purchased was $25,314. The balance in the cash reserve account was $769, which is included in Deposits on the accompanying consolidated balance sheet.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer and Other Loans		Total Loans
	March 31, 2014	September 30, 2013	March 31, 2014	September 30, 2013	March 31, 2014	September 30, 2013
Performing loans
Performing TDR loans	$5,351	$6,254	$904	$1,101	$6,255	$7,355
Performing loans other	260,224	255,951	175,067	174,949	435,291	430,900
Total performing loans	265,575	262,205	175,971	176,050	441,546	438,255

Nonperforming loans (1)
Nonperforming TDR loans	363	1,187	59	76	422	1,263
Nonperforming loans other	931	996	315	349	1,246	1,345
Total nonperforming loans	$1,294	$2,183	$374	$425	$1,668	$2,608
Total loans	$266,869	$264,388	$176,345	$176,475	$443,214	$440,863

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.
An aging analysis of the Company’s real estate, consumer and other loans and purchased third party loans as of March 31, 2014 and September 30, 2013, respectively, was as follows:

	1 Month Past Due	2 Months Past Due	Greater Than 3 Months	Total Past Due	Current	Total Loans	Recorded Investment > 3 months and Accruing
March 31, 2014
Real estate loans	$1,708	$518	$979	$3,205	$263,664	$266,869	$240
Consumer and other loans	445	150	178	773	150,258	151,031	43
Purchased third party loans	165	76	77	318	24,996	25,314	77
Total	$2,318	$744	$1,234	$4,296	$438,918	$443,214	$360
September 30, 2013
Real estate loans	$2,057	$351	$1,905	$4,313	$260,075	$264,388	$371
Consumer and other loans	746	121	214	1,081	155,416	156,497	80
Purchased third party loans	112	66	32	210	19,768	19,978	32
Total	$2,915	$538	$2,151	$5,604	$435,259	$440,863	$483

At March 31, 2014, the Company has identified $6,677 of TDR loans and $2,447 of substandard loans as impaired, totaling $9,124, which includes $6,255 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of March 31, 2014 and September 30, 2013 was as follows:

	With No Related Allowance Recorded			With An Allowance Recorded			Totals
	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total
Recorded investment at March 31, 2014	$4,612	$603	$5,215	$3,045	$864	$3,909	$7,657	$1,467	$9,124
Unpaid balance at March 31, 2014	4,612	603	5,215	3,045	864	3,909	7,657	1,467	9,124
Recorded investment at September 30, 2013	5,349	771	6,120	3,659	907	4,566	9,008	1,678	10,686
Unpaid balance at September 30, 2013	5,349	771	6,120	3,659	907	4,566	9,008	1,678	10,686
Average recorded investment; six months ended March 31, 2014	4,904	688	5,592	3,520	878	4,398	8,424	1,566	9,990
Average recorded investment; twelve months ended September 30, 2013	4,185	609	4,794	4,197	993	5,190	8,382	1,602	9,984
Interest income received; six months ended March 31, 2014	92	21	113	35	13	48	127	34	161
Interest income received; twelve months ended September 30, 2013	202	71	273	69	40	109	271	111	382

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 15 delinquent TDRs, greater than 60 days past due, with a recorded investment of $495 at March 31, 2014, compared to 11 such loans with a recorded investment of $1,102 at September 30, 2013. A summary of loans by loan type modified in a troubled debt restructuring as of March 31, 2014 and March 31, 2013, and during each of the six months then ended, was as follows:

	Real Estate	Consumer and Other	Total
March 31, 2014 and
Six Months then Ended:
Accruing / Performing:
Beginning balance	$6,254	$1,101	$7,355
Principal payments	(633)	(170)	(803)
Charge-offs	(11)	(30)	(41)
Advances	—	—	—
New restructured (1)	—	24	24
Class transfers (2)	—	—	—
Transfers between accrual/non-accrual	(259)	(21)	(280)
Ending balance	$5,351	$904	$6,255
Non-accrual / Non-performing:
Beginning balance	$1,187	$76	$1,263
Principal payments	(767)	(25)	(792)
Charge-offs	(331)	(29)	(360)
Advances	—	—	—
New restructured (1)	—	16	16
Class transfers (2)	15	—	15
Transfers between accrual/non-accrual	259	21	280
Ending balance	$363	$59	$422
Totals:
Beginning balance	$7,441	$1,177	$8,618
Principal payments	(1,400)	(195)	(1,595)
Charge-offs	(342)	(59)	(401)
Advances	—	—	—
New restructured (1)	—	40	40
Class transfers (2)	15	—	15
Transfers between accrual/non-accrual	—	—	—
Ending balance	$5,714	$963	$6,677

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
March 31, 2013 and
Six Months then Ended:
Accruing / Performing:
Beginning balance	$5,751	$1,055	$6,806
Principal payments	(308)	(143)	(451)
Charge-offs	(55)	(4)	(59)
Advances	17	3	20
New restructured (1)	136	53	189
Class transfers (2)	572	112	684
Transfers between accrual/non-accrual	(376)	—	(376)
Ending balance	$5,737	$1,076	$6,813
Non-accrual / Non-performing:
Beginning balance	$1,259	$70	$1,329
Principal payments	(405)	(30)	(435)
Charge-offs	(69)	(7)	(76)
Advances	8	3	11
New restructured (1)	—	—	—
Class transfers (2)	281	218	499
Transfers between accrual/non-accrual	376	—	376
Ending balance	$1,450	$254	$1,704
Totals:
Beginning balance	$7,010	$1,125	$8,135
Principal payments	(713)	(173)	(886)
Charge-offs	(124)	(11)	(135)
Advances	25	6	31
New restructured (1)	136	53	189
Class transfers (2)	853	330	1,183
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,187	$1,330	$8,517

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
September 30, 2013 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$5,751	$1,055	$6,806
Principal payments	(397)	(388)	(785)
Charge-offs	(131)	(42)	(173)
Advances	21	7	28
New restructured (1)	181	191	372
Class transfers (2)	1,294	263	1,557
Transfers between accrual/non-accrual	(465)	15	(450)
Ending balance	$6,254	$1,101	$7,355
Non-accrual / Non-performing:
Beginning balance	$1,259	$70	$1,329
Principal payments	(557)	(86)	(643)
Charge-offs	(248)	(24)	(272)
Advances	13	3	16
New restructured (1)	—	1	1
Class transfers (2)	255	127	382
Transfers between accrual/non-accrual	465	(15)	450
Ending balance	$1,187	$76	$1,263
Totals:
Beginning balance	$7,010	$1,125	$8,135
Principal payments	(954)	(474)	(1,428)
Charge-offs	(379)	(66)	(445)
Advances	34	10	44
New restructured (1)	181	192	373
Class transfers (2)	1,549	390	1,939
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,441	$1,177	$8,618

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	March 31, 2014		September 30, 2013
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Real estate	52	$5,714	62	$7,441
Consumer and other	68	963	90	1,177
Total troubled debt restructurings	120	$6,677	152	$8,618
As an integral part of their examination process, various regulatory agencies review the Bank’s ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of our management based on information available to the regulators at the time of their examinations.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of March 31, 2014 and September 30, 2013, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
U.S. government agency obligations	$25,590	$—	$1,584	$24,006
Obligations of states and political subdivisions	11,694	4	508	11,190
Mortgage-backed securities	29,725	75	657	29,143
Non-agency mortgage-backed securities	—	—	—	—
Federal Agricultural Mortgage Corporation	71	—	5	66
Total available for sale securities	$67,080	$79	$2,754	$64,405

September 30, 2013
U.S. government agency obligations	$29,702	$—	$1,836	$27,866
Obligations of states and political subdivisions	11,647	—	677	10,970
Mortgage-backed securities	40,378	140	885	39,633
Non-agency mortgage-backed securities	1,842	—	616	1,226
Total available for sale securities	$83,569	$140	$4,014	$79,695

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
Obligations of states and political subdivisions	1,477	2	2	1,477
Mortgage-backed securities	$7,057	$15	$37	7,035
Total held to maturity securities	$8,534	$17	$39	$8,512

September 30, 2013
Obligations of states and political subdivisions	—	—	—	—
Mortgage-backed securities	—	—	—	—
Total held to maturity securities	$—	$—	$—	$—
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Significant inputs used to measure the amount related to credit loss include, but are not limited to, default and delinquency rates of underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Losses other than credit will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery.

A summary of the amount of other-than-temporary impairment related to credit losses on available for sale securities that have been recognized in earnings follows:

	Six months ended March 31, 2014	Six months ended March 31, 2013
Beginning balance of the amount of OTTI related to credit losses	$1,250	$3,740
Credit portion of OTTI on securities for which OTTI was not previously recognized	91	664
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	(13)	—
Credit portion of OTTI on securities in default for which OTTI was previously recognized	—	—
Credit portion of OTTI previously recognized on securities sold during the period	(1,328)	—
Ending balance of the amount of OTTI related to credit losses	$—	$4,404

During the quarter and six months ended March 31, 2013, the Bank recognized $372 of other-than-temporary impairment in earnings on a non-agency MBS, which brought the amortized cost of this specific non-agency MBS to $0. To date, the Bank had recognized $2,171 of other-than-temporary impairment in earnings on this specific aforementioned non-agency mortgage-backed security. During the six months ended March 31, 2014, the Bank received $13 in cash payments from this specific non-agency MBS that was in default.

During the quarter ended March 31, 2014, the Bank sold the entire remaining balance of the non-agency mortgage-backed security portfolio consisting of two securities, which had a book value of $1,500, and recognized a loss of $183 in earnings. To date, the Bank had recognized $1,328 of other-than-temporary impairment in earnings on these two remaining non-agency mortgage-backed securities.
The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of March 31, 2014, there were no borrowings outstanding on the Federal Reserve line of credit.
NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at March 31, 2014 and September 30, 2013 was as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	March 31,		September 30,
Ended September 30,	2014		2013
2014	$4,500	0.18%	$7,500	0.27%
2015	15,000	0.67%	15,000	0.67%
2016	16,100	0.88%	11,600	1.01%
2017	12,300	1.60%	12,300	1.60%
After 2017	9,830	2.10%	3,600	2.81%
Total fixed maturity	$57,730		$50,000
Advances with amortizing principal	—		—
Total	$57,730		$50,000
At March 31, 2014, the Bank’s available and unused portion of this borrowing arrangement was approximately $112,205.
Maximum month-end amounts outstanding were $57,730 and $49,450 during the six month periods ended March 31, 2014 and 2013, respectively.
Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $241,043 of real estate mortgage loans.

NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Six months ended March 31, 2014	Six months ended March 31, 2013
Current tax provision
Federal	$(631)	$271
State	1	38
	(630)	309
Deferred tax provision (benefit)
Federal	935	56
State	51	14
	986	70
Total	$356	$379
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Six months ended March 31, 2014		Six months ended March 31, 2013
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$333	34.0%	$330	34.0%
State income taxes net of federal	53	5.4	52	5.4
Tax exempt interest	(22)	(2.2)	(16)	(1.6)
Other	(8)	(0.8)	13	1.2
Total	$356	36.4%	$379	39.0%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of March 31, 2014 and September 30, 2013, respectively:

	March 31, 2014	September 30, 2013
Deferred tax assets:
Allowance for loan losses	$2,479	$2,433
Deferred loan costs/fees	271	308
Director/officer compensation plans	556	564
Net unrealized loss on securities available for sale	1,070	1,549
Impairment loss	—	1,306
Other	214	182
Deferred tax assets	4,590	$6,342
Deferred tax liabilities:
Office properties and equipment	(381)	(677)
Other	(135)	(125)
Deferred tax liabilities	(516)	(802)
Net deferred tax assets	$4,074	$5,540
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting

Policies,” above. At March 31, 2014 and September 30, 2013, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of March 31, 2014, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2010 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the six month periods ended March 31, 2014 and 2013, the Company did not recognize any interest or penalties related to income tax issues in its statements of operations. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of March 31, 2014 or September 30, 2013 respectively.
NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of March 31, 2014 and March 31, 2013, 113,910 and 113,910 restricted shares under this plan were issued and outstanding, respectively. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares, $6.18 for 6,832 shares, $5.24 for 20,312 shares and $5.65 for 2,500 shares. During the three and six months ended, March 31, 2013, 10,156 and 10,327 shares, respectively, were granted to eligible participants under this plan at a weighted average fair value of $5.56 and $6.12, respectively. During the six months ended March 31, 2014, no shares were granted to eligible participants under this plan.
There were no previously awarded shares that were forfeited in either of the six month periods ending March 31, 2014 or 2013, respectively. There were 1,296 shares of the Company's common stock surrendered during the six month period ending March 31, 2013 and 1,397 shares of the Company's common stock surrendered during the six month period ending March 31, 2014, to satisfy the withholding taxes due upon the vesting of certain previously awarded shares.
In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At March 31, 2014, 284,778 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.57 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through March 31, 2014, since the plan’s inception, options for 79,915 shares of the Company’s common stock were vested, options for 56,777 shares were unvested, options for 143,528 shares were forfeited and options for 4,558 shares were exercised. Of the 284,778 options granted, 136,692 remained outstanding as of March 31, 2014.
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
As of March 31, 2014 and March 31, 2013, 15,000 and 0 restricted shares under the 2008 Equity Incentive plan were issued and outstanding, respectively. Restricted shares granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. During the three months ended March 31, 2014, 15,000 shares were granted to eligible participants under this plan at a weighted average fair value of $8.00 per share.
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $18 and $30 for the three and six month periods ended March 31, 2014, respectively.

Compensation expense related to restricted stock awards from the 2004 Recognition and Retention Plan was $12 and $21 for the three and six month periods ended March 31, 2013, respectively.
As of March 31, 2014 and March 31, 2013, 45,000 and 0 common stock options under the 2008 Equity Incentive plan were issued and outstanding, respectively. During the three months ended March 31, 2014, 45,000 options were granted under this plan to eligible participants at a weighted-average exercise price of $8.00 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation from both plans for the three and six month periods ended March 31, 2014, was $12 and $20, respectively. The compensation cost recognized for stock-based employee compensation from the 2004 Stock Option and Incentive Plan for the three and six month periods ended March 31, 2013, was $8 and $15, respectively.
NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income (loss) for the six months ended March 31, 2014:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains arising during the period	$1,262	505	$757
Less: reclassification adjustment for losses included in net income	(142)	(57)	(85)
Changes for realized losses on securities available for sale for OTTI write-down	78	31	47
Other comprehensive income	$1,198	$479	$719
The changes in the accumulated balances for each component of other comprehensive income (loss) for the six months ended March 31, 2014 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2013	$(2,324)	$38	$(2,286)
Current year-to-date other comprehensive income, net of tax	719	—	719
Ending balance, March 31, 2014	$(1,605)	$38	$(1,567)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2014, and the consolidated results of operations for the six months ended March 31, 2014, compared to the same period in the prior fiscal year for the six months ended March 31, 2013. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 9, 2013. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three and six month periods ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net income as reported	$321	$333	$624	$593
EPS - basic, as reported	$0.06	$0.06	$0.12	$0.12
EPS - diluted, as reported	$0.06	$0.06	$0.12	$0.12
Cash dividends paid	$0.04	$0.02	$0.04	$0.02
Return on average assets (annualized)	0.24%	0.25%	0.23%	0.22%
Return on average equity (annualized)	2.38%	2.45%	2.28%	2.16%
Efficiency ratio, as reported (1)	78.73%	73.32%	76.57%	72.51%

(1)
The efficiency ratio is calculated as non-interest expense minus branch closure costs divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings. A lower ratio indicates greater efficiency.

The following is a brief summary of some of the significant factors that affected our operating results in the three and six month periods ended March 31, 2014 and 2013. See the remainder of this section for a more thorough discussion.
We reported net income of $321 for the three months ended March 31, 2014, compared to $333 for the three months ended March 31, 2013. We reported net income of $624 for the six months ended March 31, 2014, compared to $593 for the six months ended March 31, 2013. Both basic and diluted earnings per share were $0.06 and $0.12 for the three and six months ended March 31, 2014 and 2013, respectively.
The return on average assets for the three months ended March 31, 2014 and 2013 was 0.24% and 0.25%, respectively. The return on average assets for the six months ended March 31, 2014 and 2013 was 0.23% and 0.22% , respectively.
The return on average equity for the three months ended March 31, 2014 and 2013 was 2.38% and 2.45%, respectively. The return on average equity for the six months ended March 31, 2014 and 2013 was 2.28% and 2.16%, respectively

Our efficiency ratio increased to 78.73% and 76.57% for the three and six months ended March 31, 2014, compared to 73.32% and 72.51% for the three and six months ended March 31, 2013, primarily due to an insurance settlement reimbursement for legal fees incurred during the quarter ended March 31, 2013. Our fiscal to date efficiency ratio has been negatively impacted by branch operating costs associated with the closure of certain of our branches.
An annual cash dividend in the amount of $0.04 was declared and paid in the three month period ended March 31, 2014. An annual cash dividend in the amount of $0.02 was declared in the three month period ended March 31, 2013 and paid on April 18, 2013.
Key factors behind these results were:

•
Net interest income was $4,832 for the three month period ended March 31, 2014, an increase of $63 or 1.32% from the three month period ended March 31, 2013. Net interest income was $9,812 for the six month period ended March 31, 2014, an increase of $82 or 0.84% from the prior year period.

•
The net interest margin of 3.62% for the three months ended March 31, 2014 represents a 4 bp decrease from a net interest margin of 3.66% for the three months ended March 31, 2013. The net interest margin of 3.63% for the six months ended March 31, 2014 represents a 8 bp decrease from a net interest margin of 3.71% from the prior year period.

•
Total loans were $443,214 at March 31, 2014, an increase of $2,351, or 0.53% from their balances at September 30, 2013. Total deposits were $434,458 at March 31, 2014, a decrease of $12,940 or 2.89% from their balances at September 30, 2013.

•
Net loan charge-offs decreased from $1,480 for the six months ended March 31, 2013 to $964 for the six months ended March 31, 2014. Continued lower levels of net loan charge-offs led to a decreased provision for loan losses of $1,080 for the six month period ended March 31, 2014, compared to $1,665 for the six months ended March 31, 2013. Annualized net loan charge-offs as a percentage of average loans were 0.44% for the six months ended March 31, 2014, compared to 0.70% for the six months ended March 31, 2013.

•
Non-interest income, including valuation losses, decreased from $696 for the three months ended March 31, 2013 to $632 for the three months ended March 31, 2014, mainly due to the loss on sale of the remaining non-agency MBS investments in the amount of $183 occurring during the current year quarter. Non-interest income, including valuation losses, increased from $1,456 for the six months ended March 31, 2013 to $1,508 for the six months ended March 31, 2014, mainly due to an increase in fee income from new deposit products and services.

•
Non-interest expense increased $322, from $4,157 to $4,479 for the three month period ending March 31, 2014 compared to the three month period ending March 31, 2013. Non-interest expense increased $711, from $8,549 to $9,260 for the six month period ending March 31, 2014 compared to the prior year period. The increase in non-interest expense in the current year period was primarily attributable to branch closure costs in the amount of $393 and an insurance settlement reimbursement during the 2013 second quarter for legal fees incurred which reduced non-interest expense in fiscal 2013.

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
Investment Securities.
Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each statement of financial position date. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Investment securities not classified as held to maturity are classified as available for sale. Securities classified as available for sale are carried at fair value, with unrealized gains and losses reported in other comprehensive income (loss). Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.
We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant, to determine if other-than-temporary impairment exists. Management’s evaluation of the portfolio is based on the following three criteria: (1) Bonds with an unrealized loss greater than 10 percent of the bond’s book value, (2) bonds with an unrealized loss greater than 5 percent and less than 10 percent of book value with a greater than 5 percent unrealized loss for 12 consecutive months, and (3) bonds with an unrealized loss greater than 5 percent for less than 12 months.
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
We monitor our portfolio investments on an on-going basis and we have historically obtained quarterly independent valuations of our non-agency residential mortgage-backed securities. This analysis was utilized to ascertain whether any decline in market value was other-than-temporary. In determining whether an impairment is other-than-temporary, we consider the following factors: the length of time and the extent to which the market value has been below cost; recent events specific to the issuer including investment downgrades by rating agencies and economic conditions within the issuer’s industry; whether it is more likely than not that we will be required to sell the security before there would be a recovery in value; and the credit performance of the underlying collateral backing the securities, including delinquency rates, cumulative losses to date, and prepayment speed.
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

For securities that are considered other-than-temporarily impaired and for which we have the ability and intent to hold these securities until the recovery of our amortized cost basis, we recognize other-than-temporary impairment in accordance with accounting principles generally accepted in the United States. Under these principles, we separate the amount of the other-than-temporary impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of expected future cash flows. The amount due to other factors is recognized in other comprehensive income (loss).
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of March 31, 2014, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and six month periods ended March 31, 2014 and 2013, respectively.

Net interest income was $4,832 and $9,812 for the three and six months ended March 31, 2014, compared to $4,769 and $9,730, respectively, for the three and six months ended March 31, 2013. The net interest margin for the three and six month period ended March 31, 2014 was 3.62% and 3.63% compared to 3.66% and 3.71% for the three and six month period ended March 31, 2013.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $238 and $490 for the three and six month periods ended March 31, 2014, respectively, compared to the comparable prior year periods. The increase and changes in the composition of interest earning assets resulted in an increase of $260 and $549 for the three and six month periods ended March 31, 2014, compared to the same periods in the prior year. Rate changes on interest earning assets decreased interest income by $484 and $1,060 for the three and six month periods ended March 31, 2014. This decrease was partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $309 and $652 over the same period in the prior year, resulting in a net decrease of $175 and $408 in net interest income due to changes in interest rates during the three and six month periods ended March 31, 2014. The increase in our balance of loan outstandings over the current year periods is the primary factor affecting volume changes during this same period. Rate decreases on all asset and deposit categories are reflective of the overall lower market interest rate environment versus historic levels.
We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. A continuing low interest rate environment will enable us to experience a further reduction in our cost of funds while loans continue to prepay at faster than historical speeds.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Shown below, is the weighted average yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and six month periods ended March 31, 2014, and for the comparable prior year three and six month periods. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $540,787 and $541,712 for the three and six month periods ended March 31, 2014, compared to $528,955 and $525,844 for the comparable prior year periods. Interest income on interest earning assets was $5,874 and $11,957 for the three and six month periods ended March 31, 2014, compared to $6,098 and $12,468 for the same periods in the prior year. Interest income is comprised primarily of interest income on loans and interest income on investment securities. Interest income on loans was $5,519 and $11,241 for the three and six month periods ended March 31, 2014, compared to $5,707 and $11,702 for the comparable prior year periods. Interest income on investment securities was $345 and $696 for the three and six month periods ended March 31, 2014, compared to $374 and $735 for the similar prior year periods. The decrease in loan interest income in the current year three and six month periods was primarily due to a continued lower interest rate environment. The decrease in interest income on investment securities was primarily due to decreased rates and lower yields due to higher than expected prepayments.
Average interest bearing liabilities were $494,428 and $495,388 for the three and six month periods ended March 31, 2014, compared to $479,070 and $475,945 for the similar prior year periods. Interest expense on interest bearing liabilities was $1,042 and $2,145 for the three and six month periods ended March 31, 2014, compared to $1,329 and $2,738 for the same periods in the prior year. Interest expense is comprised primarily of interest expense accrued on money market accounts, certificates of deposit and FHLB advances. The decrease in interest expense during the current year three and six month periods was primarily due to lower interest rates paid on money market accounts and certificates of deposit.
For the three and six months ended March 31, 2014, interest expense on interest bearing deposits increased $0 and $19 from volume and mix changes and decreased $342 and $649 from the impact of the rate environment, resulting in an aggregate decrease of $342 and $630 in interest expense on interest bearing deposits during such periods. Interest expense on FHLB advances increased $22 from volume and mix changes and increased $33 from the impact of the rate environment during the three months ended March 31, 2014 for an aggregate increase in the amount of $55. Interest expense on FHLB advances increased $40 from volume and mix changes and decreased $3 from the impact of the rate environment during the six months ended March 31, 2014. The resulting aggregate increase was $37 in interest expense on FHLB advances for the six month period ended March 31, 2014. The increases were primarily due to new longer term FHLB borrowings at higher interest rates.

NET INTEREST INCOME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$20,186	$7	0.14%	$25,894	$10	0.16%
Loans	441,801	5,519	5.07%	420,848	5,707	5.50%
Interest-bearing deposits	245	1	1.66%	2,241	4	0.72%
Investment securities	75,255	345	1.86%	76,422	374	1.98%
FHLB stock	3,300	2	0.25%	3,550	3	0.34%
Total interest earning assets	$540,787	$5,874	4.41%	$528,955	$6,098	4.68%
Average interest bearing liabilities:
Savings accounts	$24,854	$4	0.07%	$23,561	$4	0.07%
Demand deposits	35,413	19	0.22%	29,495	1	0.01%
Money market	142,894	129	0.37%	143,719	204	0.58%
CD’s	212,078	664	1.27%	210,448	920	1.77%
IRA’s	21,766	63	1.17%	23,522	92	1.59%
Total deposits	$437,005	$879	0.82%	$430,745	$1,221	1.15%
FHLB Advances	57,423	163	1.15%	48,325	108	0.91%
Total interest bearing liabilities	$494,428	$1,042	0.85%	$479,070	$1,329	1.13%
Net interest income		$4,832			$4,769
Interest rate spread			3.56%			3.55%
Net interest margin			3.62%			3.66%
Average interest-earning assets to average interest-bearing liabilities			1.09			1.10

Six months ended March 31, 2014 compared to the six months ended March 31, 2013:

	Six months ended March 31, 2014			Six months ended March 31, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest-earning assets:
Cash and cash equivalents	$18,471	$12	0.13%	$24,458	$19	0.16%
Loans	442,280	11,241	5.10%	422,837	11,702	5.55%
Interest-bearing deposits	814	4	0.99%	1,530	6	0.79%
Investment securities	76,847	696	1.82%	73,362	735	2.01%
FHLB stock	3,300	4	0.24%	3,657	6	0.33%
Total interest earning assets	$541,712	$11,957	4.43%	$525,844	$12,468	4.76%
Average interest-bearing liabilities:
Savings accounts	$24,917	$7	0.06%	$23,628	$7	0.06%
Demand deposits	34,767	33	0.19%	28,812	1	0.01%
Money market	146,956	284	0.39%	142,136	395	0.56%
CD’s	211,394	1,370	1.30%	209,189	1,866	1.79%
IRA’s	21,827	133	1.22%	23,616	188	1.60%
Total deposits	$439,861	$1,827	0.83%	$427,381	$2,457	1.15%
FHLB Advances	55,527	318	1.15%	48,564	281	1.16%
Total interest bearing liabilities	$495,388	$2,145	0.87%	$475,945	$2,738	1.15%
Net interest income		$9,812			$9,730
Interest rate spread			3.56%			3.61%
Net interest margin			3.63%			3.71%
Average interest-earning assets to average interest-bearing liabilities			1.09			1.10

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest-earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e. holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e. holding the initial balance constant). Changes due to both rate and volume which cannot be segregated have been allocated in proportion to the relationship of the dollar amounts of the change in each category.

RATE / VOLUME ANALYSIS (1)
(Dollar amounts in thousands)
Three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(2)	$(1)	$(3)
Loans	276	(464)	(188)
Interest-bearing deposits	(8)	5	(3)
Investment securities	(6)	(23)	(29)
FHLB stock	—	(1)	(1)
Total interest earning assets	$260	$(484)	$(224)
Interest expense:
Savings accounts	—	—	—
Demand deposits	—	18	18
Money market accounts	(1)	(74)	(75)
CD’s	7	(263)	(256)
IRA’s	(6)	(23)	(29)
Total deposits	$—	$(342)	$(342)
FHLB Advances	22	33	55
Total interest bearing liabilities	$22	$(309)	$(287)
Net interest income (loss)	$238	$(175)	$63
Six months ended March 31, 2014 compared to the six months ended March 31, 2013:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(4)	$(3)	$(7)
Loans	523	(984)	(461)
Interest-bearing deposits	(3)	1	(2)
Investment securities	34	(73)	(39)
FHLB stock	(1)	(1)	(2)
Total interest earning assets	$549	$(1,060)	$(511)
Interest expense:
Savings accounts	—	—	—
Demand deposits	—	32	32
Money market accounts	13	(124)	(111)
CD’s	19	(515)	(496)
IRA’s	(13)	(42)	(55)
Total deposits	$19	$(649)	$(630)
FHLB Advances	40	(3)	37
Total interest bearing liabilities	$59	$(652)	$(593)
Net interest loss	$490	$(408)	$82

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each category.
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Prior to the past 15 months, higher charge off levels and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Estimates—Allowance for Loan Losses”, made it necessary to increase our provision to ensure an adequate ALL. Within the last year, we have experienced lower levels of charge-offs. With both local and national unemployment rates improving slightly in recent quarters and improved asset quality due to stricter underwriting standards, we anticipate our actual charge-off experience to continue to decline throughout the fiscal year ending September 30, 2014.
Net loan charge-offs for the six month period ended March 31, 2014 were $964, compared to $1,480, for the comparable prior year period. Annualized net charge-offs to average loans were 0.44% for the six months ended March 31, 2014, compared to 0.70% for the comparable period in the prior year. Non-accrual loans were $1,308 at March 31, 2014, compared to $2,125 at September 30, 2013. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a provision for loan losses of $480 and $1,080, respectively, for the three and six month periods ended March 31, 2014, compared to $765 and $1,665, respectively, for the comparable prior year periods. Management believes that the provision taken for the current year three and six month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make provisions, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three and six month periods ended March 31, 2014 and 2013, respectively.

	Three months ended March 31,		%	Six months ended March 31,		%
	2014	2013	Change	2014	2013	Change
Non-interest Income:
Net impairment gains (losses) recognized in earnings	$(141)	$27	< 100%	$(220)	$(56)	< 100%
Service charges on deposit accounts	450	333	35.14	1,003	723	38.73%
Loan fees and service charges	137	163	(15.95)	354	457	(22.54)%
Other	186	173	7.51	371	332	11.75%
Total non-interest income	$632	$696	(9.20)%	$1,508	$1,456	3.57%
Non-interest income was $632 and $1,508, respectively, for the three and six month periods ended March 31, 2014 compared to $696 and $1,456, respectively, for the comparable prior year periods. The decrease of $64 during the current year three month period ended March 31, 2014, was mainly due to the loss on sale of the two remaining non-agency MBS investments in the amount of $183, which is included in net impairment gains (losses) recognized in earnings above. The increase of $52 during the current year six month period ended March 31, 2014, was in part, due to increased revenue derived from deposit products and services and an increase in commercial loan origination fees. Consumer loan mortgage fee income decreased during the current six months ended March 31, 2014 over the same period in the prior year due to a decline in mortgage loan refinancing as a result of the increase in longer term rates.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and six month periods ended March 31, 2014 and 2013, respectively.

	Three months ended March 31,		%	Six months ended March 31,		%
	2014	2013	Change	2014	2013	Change
Non-interest Expense:
Salaries and related benefits	$2,375	$2,235	6.26%	$4,644	$4,430	4.83%
Occupancy - net	635	628	1.11	1,270	1,238	2.58
Office	279	432	(35.42)	660	729	(9.47)
Data processing	381	409	(6.85)	745	793	(6.05)
Amortization of core deposit intangible	14	14	—	29	28	3.57
Advertising, marketing and public relations	69	46	50.00	144	87	65.52
FDIC premium assessment	104	177	(41.24)	209	352	(40.63)
Professional services	213	(139)	253.24	431	227	89.87
Other	409	355	15.21	1,128	665	69.62
Total non-interest expense	$4,479	$4,157	7.75%	$9,260	$8,549	8.32%

Non-interest expense (annualized) / Average assets	3.25%	3.09%	5.22%	3.35%	3.19%	5.13%
Professional services expense increased in the current year three and six month period, primarily due to an insurance settlement reimbursement for legal fees incurred during the 2013 second quarter which reduced our professional services expense in the fiscal 2013 periods shown above. Salaries and related benefits have continued to increase as we bolster our benefits package to attract and retain skilled employees. Advertising, marketing and public relations expense increased in the current year three and six month periods due to the advertising costs for new deposit products, as well as advertising costs for the new traditional branch that was opened in December 2013. Other expenses increased in the current year six month period primarily due to branch closure costs in the amount of $393. Ongoing efforts to improve efficiency and cost-effectiveness in delivering banking products to our customers through a mix of traditional branch offices and online or mobile banking options is a priority of the board and management.
Non-interest expense increased $322 or 7.75%  and $711 or 8.32% for the three and six month periods ended March 31, 2014, compared to the comparable prior year periods. The non-interest expense (annualized) to average assets ratio was 3.25% and 3.35% for the three and six month periods ended March 31, 2014, compared to 3.09% and 3.19% for the same prior year periods. The increase in non-interest expense in the current six month period, over the prior year period, was primarily attributable to the branch closure and sale costs for three of our in-store branch offices in the amount of $393. These costs are recorded in other non-interest expense.
Income Taxes. Income tax expense was $184 and $356 for the three and six months ended March 31, 2014 compared to $210 and $379 for the comparable prior year period.
BALANCE SHEET ANALYSIS
Loans. Loans increased by $2,351, or 0.53%, to $443,214 as of March 31, 2014 from $440,863 at September 30, 2013. At March 31, 2014, the loan portfolio was comprised of $266,869 of loans secured by real estate, or 60.2% of total loans including $27,261 in commercial and agricultural real estate loans, and $176,345 of consumer and other loans, or 39.8% of total loans, including $897 of C&I loans. At September 30, 2013, the loan portfolio mix included real estate loans of $264,388, or 60.0% of total loans including $12,531 in commercial and agricultural real estate loans, and consumer and other loans of $176,475, or 40.0% of total loans, including $154 of C&I loans. In the most recent quarter, our loan portfolio increased by $2,351 due to commercial real estate loan growth of $14,730 and purchased indirect consumer loan growth in the amount of $5,336. The increases were partially offset by loan reductions in the form of payments, payoffs and problem loans being charged-off or transferred to foreclosed and repossessed assets.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. At March 31, 2014, we had 120 such loans, all secured by real estate or personal property with an aggregate recorded investment of $6,677. The total for the 52 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $3,683 for which $838 in specific ALL was recorded as of March 31, 2014.
At March 31, 2014, there were 88 individual substandard loans, not considered TDRs, with an aggregate recorded investment of $2,447. The total for the 28 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $227 for which $66 in specific ALL was recorded as of March 31, 2014.
At March 31, 2014, the ALL was $6,296, or 1.42% of our total loan portfolio, compared to ALL of $6,180, or 1.40% of the total loan portfolio at September 30, 2013. At March 31, 2014 the ALL was 1.51% of our total loan portfolio less the third party purchased consumer loans, compared to 1.47% of the total loan portfolio less the third party purchased consumer loans at September 30, 2013. This level was based on our analysis of the loan portfolio risk at March 31, 2014, taking into account the factors discussed above.
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
Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the Bank's risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were 90 days or more past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is discontinued according to the following schedule:
•Commercial Loans, including Agricultural and C&I loans, past due 90 days or more;
•Closed end consumer loans past due 120 days or more; and
•Real estate loans and open ended consumer loans past due 180 days or more.

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
The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	March 31, 2014 and Six Months Then Ended	September 30, 2013 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$1,308	$2,125
Accruing loans past due 90 days or more	360	483
Total nonperforming loans (“NPLs”)	1,668	2,608
Other real estate owned	1,565	873
Other collateral owned	63	155
Total nonperforming assets (“NPAs”)	$3,296	$3,636
Troubled Debt Restructurings (“TDRs”)	$6,677	$8,618
Nonaccrual TDRs	422	1,108
Average outstanding loan balance	442,039	434,326
Loans, end of period (1)	443,214	440,863
Total assets, end of period	550,637	554,521
ALL, at beginning of period	6,180	5,745
Loans charged off:
Real estate loans	(695)	(1,525)
Consumer and other loans	(413)	(1,494)
Total loans charged off	$(1,108)	$(3,019)
Recoveries of loans previously charged off:
Real estate loans	$17	$36
Consumer and other loans	127	275
Total recoveries of loans previously charged off:	$144	$311
Net loans charged off (“NCOs”)	$(964)	$(2,708)
Additions to ALL via provision for loan losses charged to operations	$1,080	$3,143
ALL, at end of period	$6,296	$6,180
Ratios:
ALL to NCOs (annualized)	326.56%	228.21%
NCOs (annualized) to average loans	0.44%	0.62%
ALL to total loans	1.42%	1.40%
NPLs to total loans	0.38%	0.59%
NPAs to total assets	0.60%	0.66%
Total Assets:	$550,637	$554,521
(1)    Total loans at March 31, 2014, include $25,314 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.
Non-performing loans of $1,668 at March 31, 2014, which included $422 of non-accrual troubled debt restructured loans, reflected a reduction of $940 from the non-performing loans balance of $2,608 at September 30, 2013. These non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.

Our non-performing assets were $3,296 at March 31, 2014, or 0.60% of total assets, compared to $3,636, or 0.66% of total assets at September 30, 2013. The decrease in non-performing assets since September 30, 2013 was primarily a result of a decrease in non-performing loans as a result of overall credit quality improvement within the loan portfolio.
Other real estate owned (OREO) increased by $692, from $873 at September 30, 2013 to $1,565 at March 31, 2014. Other collateral owned decreased $92 during the six months ended March 31, 2014 to $63 from the September 30, 2013 balance of $155. The increase in other real estate owned was largely due to in substance foreclosures, which we believe is a temporary increase that will carry through the next quarter. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Loans 30 to 90 days past due have decreased significantly during the six month period ended March 31, 2014 compared to the comparable prior year period, which management believes is indicative of a decreasing likelihood of loans migrating toward nonaccrual or nonperforming status in the future. We believe our improved credit and underwriting policies are supporting more effective lending decisions by the Bank, which increases the likelihood of improved loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.
Net charge offs for the six month period ended March 31, 2014 were $964, compared to $1,480 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.44% for the six month period ended March 31, 2014, compared to 0.62% for the twelve months ended September 30, 2013. Improved net charge-offs during the current year to date period were primarily a result of overall credit quality improvement within the loan portfolio.
Investment Securities. We manage our securities portfolio in an effort to enhance income, improve liquidity, and meet the Qualified Thrift Lender test established by our banking regulators. Our Investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities held to maturity were $8,534 at March 31, 2014, compared with $0 at September 30, 2013. Securities available for sale, which represent the majority of our investment portfolio, were $64,405 at March 31, 2014, compared with $79,695 at September 30, 2013. The securities that were in our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and were generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase, but had been downgraded from investment grade to below investment grade in recent years. During the quarter ended March 31, 2014, the entire remaining book value of our non-agency residential MBS portfolio, which consisted of two remaining securities and totaled $1,504, was sold. The market for these securities recently improved due to general economic conditions. Taking into consideration these developments and other factors, we determined that it was still likely the Bank would not collect all amounts due according to the contractual terms of these securities. Therefore, the remaining non-agency residential mortgage-backed securities (MBS) portfolio was sold at a loss of $183 during the quarter ended March 31, 2014, which is included in net (loss) gain on sale of available for sale securities in the total non-interest income section of our consolidated statements of operations.
As part of our asset and liability management activities, we had previously reviewed our non-agency MBS portfolio on a quarterly basis. We analyzed credit risk, i.e. the likelihood of potential future OTTI adjustments and current market prices relative to our current book value. We also analyzed the impact of these securities on our regulatory risk-based capital requirements.
As a result of our analysis, we recorded $0 and $91 of additional OTTI during the three and six month periods ended March 31, 2014.
The amortized cost and market values of our available for sale securities by asset categories as of the periods indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
March 31, 2014
U.S. government agency obligations	$25,590	$24,006
Obligations of states and political subdivisions	11,694	11,190
Mortgage-backed securities	29,725	29,143
Non-agency mortgage-backed securities	—	—
Federal Agricultural Mortgage Corporation	71	66
Totals	$67,080	$64,405
September 30, 2013
U.S. government agency obligations	$29,702	$27,866
Obligations of states and political subdivisions	11,647	10,970
Mortgage-backed securities	40,378	39,633
Non-agency mortgage-backed securities	1,842	1,226
Totals	$83,569	$79,695
The amortized cost and fair value of our held to maturity securities by asset categories as of the date noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
March 31, 2014
Obligations of states and political subdivisions	$1,477	$1,477
Mortgage-backed securities	$7,057	$7,035
Totals	$8,534	$8,512
September 30, 2013
Obligations of states and political subdivisions	$—	$—
Mortgage-backed securities	$—	$—
Totals	$—	$—
The composition of our available for sale portfolios by credit rating as of the periods indicated was as follows:

	March 31, 2014		September 30, 2013
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$55,315	$53,149	$70,080	$67,499
AAA	1,136	1,093	1,441	1,342
AA	8,441	8,086	8,685	8,196
A	1,758	1,659	1,192	1,119
BBB	—	—	—	—
Below investment grade	—	—	1,842	1,226
Non-rated	430	418	329	313
Total	$67,080	$64,405	$83,569	$79,695
The composition of our held to maturity portfolio by credit rating as of the periods indicated was as follows:

	March 31, 2014		September 30, 2013
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$7,057	$7,035	$—	$—
AAA	—	—	—	—
AA	892	891	—	—
A	235	234	—	—
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	352	—	—
Total	$8,534	$8,512	$—	$—
At March 31, 2014, the approximate aggregate fair value of the two remaining non-agency MBS securities, for which other-than-temporary impairment of $1,341 had been previously recorded, was $0 as a result of the sale of these securities during the period. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings.

Beginning balance of the amount of OTTI related to credit losses	$1,250
Credit portion of OTTI on securities for which OTTI was not previously recognized	91
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	(13)
Credit portion of OTTI on securities in default for which OTTI was previously recognized	—
Credit portion of OTTI previously recognized on securities sold during the period	(1,328)
Ending balance of the amount of OTTI related to credit losses	$—

During the quarter ended March 31, 2013, the Bank recognized $372 of other-than-temporary impairment in earnings on a non-agency MBS, which brought the amortized cost of this specific non-agency MBS to $0. To date, the Bank had recognized $2,171 of other-than-temporary impairment in earnings on this specific aforementioned non-agency mortgage-backed security. During the six months ended March 31, 2014, the Bank received $13 in cash payments from this specific non-agency MBS that was in default.

During the quarter ended March 31, 2014, the Bank sold the entire remaining balance of the non-agency mortgage-backed security portfolio consisting of two securities, which had a book value of $1,500, and recognized a loss of $182 in earnings. To date, the Bank had recognized $1,328 of other-than-temporary impairment in earnings on these two remaining non-agency mortgage-backed securities.
At March 31, 2014, securities in the amount of $12,112 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of March 31, 2014, this line of credit had a zero balance.
Deposits. Deposits decreased to $434,458 at March 31, 2014, from $447,398 at September 30, 2013, largely due to in-store branch closures and the sale of deposits associated with the Wisconsin Dells Branch occurring during the quarter ended March 31, 2014.
Deposit activity by product and generated by in-store versus traditional branch locations as of March 31, 2014 was as follows:

	In-store	Traditional	Institutional	Total
Non-CD deposits	$(9,981)	$(4,148)	$—	$(14,129)
CD deposits - customer	(4,903)	952	—	(3,951)
CD deposits - institutional	—	—	5,140	5,140
Total change in deposits	$(14,884)	$(3,196)	$5,140	$(12,940)
Through execution of our branch deposit sales strategy, and by expanding our deposit product offerings, we continue to pursue core deposit relationships at current market rates. Institutional certificates of deposit as a funding source increased for the six months ended March 31, 2014 from their balance as of September 30, 2013. Institutional certificates of deposit remain an important part of our deposit mix, as we continue to pursue funding sources to lower the Bank's cost of funds.

The Bank had $498 in brokered deposits at both March 31, 2014 and September 30, 2013. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances increased from $50,000 as of September 30, 2013, to $57,730 as of March 31, 2014, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds.
Stockholders’ Equity. Total stockholders’ equity was $55,355 at March 31, 2014, compared to $54,185 at September 30, 2013. Total stockholders’ equity increased by $1,170, primarily as a result of an increase in other comprehensive income and earnings during the six months ended March 31, 2014. The increase in other comprehensive income was primarily the net affect of adjustments for realized gain and unrealized losses on available for sale securities.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At March 31, 2014, our liquidity ratio was 10.85%, which was above our targeted liquidity ratio of 10%.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $85,526 of our $231,816 (36.9%) CD portfolio as of March 31, 2014 will mature within the next 12 months, we have historically retained over 70% of our maturing CD’s. Through new deposit product offerings to our branch customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In the present interest rate environment, and based on maturing yields this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $112,205 available under this arrangement. We also maintain lines of credit of $9,300 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank line of credit is a discretionary line of credit. As of March 31, 2014, our line of credit balance with the Federal Home Loan Bank was $57,730. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank and Bankers' Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2014, the Company had $14,179 in unused commitments, compared to $12,678 in unused commitments as of September 30, 2013.
Capital Resources. As of March 31, 2014, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions. Current Office of the Comptroller of Currency (“OCC”) guidance required the Bank to apply significantly increased risk weighting factors to certain non-agency mortgage-backed securities previously owned, whose prevailing bond agency ratings had been downgraded due to perceived increases in credit risk. This resulted in required risk based capital levels that were, in some cases, many times greater than the adjusted par value of the securities.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2014 (Unaudited)
Total capital (to risk weighted assets)	$59,719,000	17.2%	$27,710,000	>=	8.0%	$34,637,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	55,365,000	16.0%	13,855,000	>=	4.0%	20,782,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	55,365,000	10.0%	22,036,000	>=	4.0%	27,545,000	>=	5.0%
As of September 30, 2013 (Audited)
Total capital (to risk weighted assets)	$59,297,000	16.3%	$29,182,000	>=	8.0%	$36,478,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	54,717,000	15.0%	14,591,000	>=	4.0%	21,887,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	54,717,000	9.9%	22,220,000	>=	4.0%	27,775,000	>=	5.0%

At March 31, 2014, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

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
The following table sets forth, at December 31, 2013 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of March 31, 2014, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$6,526	$(52,009)	(89)%	1.36%	(915)	bp
+200 bp	28,491	(30,044)	(51)%	5.61%	(490)
+100 bp	46,107	(12,428)	(21)%	8.62%	(189)
0 bp	58,535	—	—	10.51%	—
-100 bp	69,762	11,227	19%	12.14%	163

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at December 31, 2013 (the most recent date available).

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change

+300 bp	$(2,212)	(2.02)%
+200 bp	(971)	(0.89)%
+100 bp	(348)	(0.32)%
0 bp	—	—
-100 bp	(10)	0.01%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
As shown above, at December 31, 2013, the effect of an immediate 300 bp increase in interest rates would decrease our net interest income by $2,212 or 2.02%. The effect of an immediate 100 bp reduction in rates would decrease our net interest income by $10.
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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2014, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 at reaching a level of reasonable assurance.
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
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Other Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: May 12, 2014	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: May 12, 2014	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer