Form 10-Q
period 2014-06-30
Citizens Community Bancorp Inc.
filed 2014-08-11
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
At August 11, 2014 there were 5,167,061 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2014

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2014 (unaudited) and September 30, 2013
(derived from audited financial statements)
(in thousands, except share data)

	June 30, 2014	September 30, 2013
Assets
Cash and cash equivalents	$9,342	$17,601
Other interest-bearing deposits	245	1,988
Investment securities (at fair value of $73,544 and $79,695)	73,493	79,695
Non-marketable equity securities, at cost	4,995	3,300
Loans receivable	464,577	440,863
Allowance for loan losses	(6,338)	(6,180)
Loans receivable, net	458,239	434,683
Office properties and equipment, net	3,969	4,835
Accrued interest receivable	1,396	1,469
Intangible assets	175	218
Foreclosed and repossessed assets, net	1,345	1,028
Other assets	11,573	9,704
TOTAL ASSETS	$564,772	$554,521

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$439,818	$447,398
Federal Home Loan Bank advances	64,891	50,000
Other liabilities	3,464	2,938
Total liabilities	508,173	500,336

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000, 5,167,198 and 5,154,891 shares issued and outstanding, respectively	51	51
Additional paid-in capital	54,247	54,116
Retained earnings	3,448	2,473
Unearned deferred compensation	(241)	(169)
Accumulated other comprehensive loss	(906)	(2,286)
Total stockholders’ equity	56,599	54,185
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$564,772	$554,521
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended June 30, 2014 and 2013
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest and dividend income:
Interest and fees on loans	$5,589	$5,710	$16,830	$17,412
Interest on investments	381	263	1,097	1,029
Total interest and dividend income	5,970	5,973	17,927	18,441
Interest expense:
Interest on deposits	878	1,187	2,705	3,644
Interest on borrowed funds	168	111	486	392
Total interest expense	1,046	1,298	3,191	4,036
Net interest income before provision for loan losses	4,924	4,675	14,736	14,405
Provision for loan losses	455	750	1,535	2,415
Net interest income after provision for loan losses	4,469	3,925	13,201	11,990
Non-interest income:
Total fair value adjustments and other-than-temporary impairment	—	67	(78)	73
Portion of loss recognized in other comprehensive income (before tax)	—	(193)	—	(863)
Net (loss) gain on sale of available for sale securities	(7)	(56)	(149)	552
Net loss on available for sale securities	(7)	(182)	(227)	(238)
Service charges on deposit accounts	494	525	1,497	1,248
Loan fees and service charges	223	159	577	616
Other	211	187	582	519
Total non-interest income	921	689	2,429	2,145
Non-interest expense:
Salaries and related benefits	2,435	2,259	7,079	6,689
Occupancy	611	626	1,881	1,864
Office	442	350	1,102	1,079
Data processing	380	443	1,125	1,236
Amortization of core deposit intangible	14	15	43	42
Advertising, marketing and public relations	95	44	239	131
FDIC premium assessment	104	66	313	418
Professional services	(155)	233	276	460
Other	572	323	1,700	989
Total non-interest expense	4,498	4,359	13,758	12,908
Income before provision for income tax	892	255	1,872	1,227
Provision for income taxes	334	89	690	468
Net income attributable to common stockholders	$558	$166	$1,182	$759
Per share information:
Basic earnings	$0.11	$0.03	$0.23	$0.15
Diluted earnings	$0.11	$0.03	$0.23	$0.15
Cash dividends paid	$—	$—	$0.04	$0.02
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Nine months ended June 30, 2014 and 2013
(in thousands, except per share data)

	Nine Months Ended
	June 30, 2014	June 30, 2013
Net income attributable to common stockholders	$1,182	$759
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period	1,422	(2,795)
Reclassification adjustment for (losses) gains included in net income	(89)	332
Change for realized losses on securities available for sale for other-than-temporary impairment (OTTI) write-down	47	474
Unrealized gains (losses) on securities	1,380	(1,989)
Comprehensive income (loss)	$2,562	$(1,230)

Reclassifications out of accumulated other comprehensive income for the nine months ended June 30, 2014 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$(149)		Net (loss) gain on sale of available for sale securities
Realized losses on securities available			Total fair value adjustments and other-than-
for sale for OTTI write-down	(78)		temporary impairment
	(227)
	91		Benefit for income taxes
Total reclassifications for the period	(136)		Net attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended June 30, 2014
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2013	5,154,891	$51	$54,116	$2,473	$(169)	$(2,286)	$54,185
Net Income				1,182			1,182
Other comprehensive income, net of tax						1,380	1,380
Surrender of vested shares - 2,693 shares	(2,693)		(21)				(21)
Common stock awarded under the equity incentive plan	15,000		120		(120)		—
Stock option expense			32				32
Amortization of restricted stock					48		48
Cash Dividends ($0.04 per share)				(207)			(207)
Balance, June 30, 2014	5,167,198	$51	$54,247	$3,448	$(241)	$(906)	$56,599
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended June 30, 2014 and 2013
(in thousands, except per share data)

	Nine Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income attributable to common stockholders	$1,182	$759
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	768	763
Depreciation	748	805
Provision for loan losses	1,535	2,415
Net realized loss (gain) on sale of securities	149	(552)
Other-than-temporary impairment on mortgage-backed securities	78	790
Amortization of core deposit intangible	43	42
Amortization of restricted stock	48	33
Stock based compensation expense	32	23
Loss on sale of office properties	326	16
Provision for deferred income taxes	1,002	—
Net gains from disposals of foreclosed properties	(63)	(70)
Provision for valuation allowance on foreclosed properties	61	67
(Increase) decrease in accrued interest receivable and other assets	(605)	557
Increase (decrease) in other liabilities	526	(833)
Total adjustments	4,648	4,056
Net cash provided by operating activities	5,830	4,815
Cash flows from investing activities:
Purchase of investment securities	(18,581)	(59,164)
Purchase of bank owned life insurance	(3,000)	(3,000)
Net decrease (increase) in interest-bearing deposits	1,743	(1,992)
Proceeds from sale of securities available for sale	21,199	44,780
Principal payments on investment securities	4,888	8,001
Proceeds from sale of Federal Home Loan Bank (FHLB) stock	—	500
Purchase of Federal Reserve Bank Stock	(1,695)	—
Proceeds from sale of foreclosed properties	1,286	1,368
Net increase in loans	(26,806)	(14,083)
Net capital expenditures	(356)	(345)
Net cash received from sale of office properties	150	—
Net cash used in investing activities	(21,172)	(23,935)
Cash flows from financing activities:
Net increase in Federal Home Loan Bank advances	14,891	3,700
Net (decrease) increase in deposits	(7,580)	20,150
Surrender of restricted shares of common stock	(21)	(4)
Cash dividends paid	(207)	(103)
Net cash provided by financing activities	7,083	23,743
Net (decrease) increase in cash and cash equivalents	(8,259)	4,623
Cash and cash equivalents at beginning of period	17,601	23,259
Cash and cash equivalents at end of period	$9,342	$27,882
Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$2,703	$3,648
Interest on borrowings	$584	$419
Income taxes	$84	$788
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$1,715	$1,616
See accompanying condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements include the accounts of Citizens Community Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Citizens Community Federal N.A. (the "Bank"), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Citizens Community Bancorp was a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004. Originally, Citizens Community Federal was a credit union. In December 2001, Citizens Community Federal converted to a federal mutual savings bank. In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization. In 2006, Citizens Community Bancorp completed its second-step mutual to stock conversion.
On April 16, 2014, the U.S. Office of the Comptroller of the Currency (the "OCC"), the primary federal regulator for
Citizens Community Bancorp, Inc. and Citizens Community Federal, provided written notice to the Bank of the OCC's approval for the Bank to convert to a national banking association (a "National Bank") and operate under the title of Citizens Community Federal National Association ("Citizens Community Federal N.A."). The consummation of the conversion to a National Bank was effective as of May 31, 2014.
On April 18, 2014, Citizens Community Bancorp, Inc. received written notice from the Federal Reserve Bank of
Minneapolis (the "FRB") notifying the Company of the FRB's approval of the Company becoming a bank holding company as a result of the proposed conversion of the Bank from a federally-chartered savings bank to a National Bank, which approval was also effective as of May 31, 2014.
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary. The Bank originates residential, commercial, agricultural, consumer and commercial and industrial (C&I) loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 23 full-service offices; eight stand-alone locations and 15 branches predominantly located inside Walmart Supercenters.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through August 11, 2014, the date on which the financial statements were available to be issued. As of August 11, 2014, there were no subsequent events which required recognition or disclosure.
The accompanying consolidated interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Unless otherwise stated, all amounts are in thousands.
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Citizens Community Federal N.A. All significant inter-company accounts and transactions have been eliminated.
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
•Commercial loans, including Agricultural and C&I loans past due 90 days or more;
•Closed end consumer loans past due 120 days or more; and
•Real estate loans and open ended consumer loans past due 180 days or more.
Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account current with the contractual term of the loan and a 6 month payment history has been established. Interest on impaired loans considered troubled debt restructurings (“TDRs”) or substandard, less than 90 days delinquent, is recognized as income as it accrues based on the revised terms of the loan over an established period of continued payment. Substandard loans, as defined by the OCC, our primary banking regulator, are loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.
Real estate loans and open ended consumer loans are charged off to estimated net realizable value less estimated selling costs at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 180 days or more. Closed end consumer loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 120 days or more. Commercial loans, including Agricultural and C&I loans, are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 90 days or more.
Allowance for Loan Losses – The allowance for loan losses (“ALL”) is a valuation allowance for probable and inherent credit losses in our loan portfolio. Loan losses are charged against the ALL when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL. Management estimates the required ALL balance taking into account the following factors: past loan loss experience; the nature, volume and composition of the loan portfolio; known and inherent risks in the loan portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; and other relevant factors determined by management. The ALL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire ALL balance is available for any loan that, in management’s judgment, should be charged off.
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
Foreclosed and Repossessed Assets, net – Assets acquired through foreclosure or repossession, are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and are included in non-interest expense, other on the Consolidated Statements of Operations. Foreclosed and repossessed asset balances were $1,345 and $1,028 at June 30, 2014 and September 30, 2013, respectively.
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
Recent Accounting Pronouncements - In May, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-09 - "Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to clarify and simplify revenue recognition principles, develop a common revenue standard across industries and accounting frameworks, and improve the usefulness and consistency of revenue reporting. For public entities, ASU 2014-09 is effective on a retrospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. The Company expects the adoption of ASU 2014-09 to have no material effect on the Company's results of operations, financial position or cash flows.
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
Assets Measured on a Recurring Basis
Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Bank, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturity, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value ratio, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. As of June 30, 2014, the Company held no Level 3 securities measured on a recurring basis. The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Investment securities:
U.S. government agency obligations	$22,215	$—	$22,215	$—
Obligations of states and political subdivisions	11,982	—	11,982	—
Mortgage-backed securities	30,038	—	30,038	—
Non-agency mortgage-backed securities	—	—	—	—
Federal Agricultural Mortgage Corporation	61	—	61	—
Total	$64,296	$—	$64,296	$—
September 30, 2013
Investment securities:
U.S. government agency obligations	$27,866	$—	$27,866	$—
Obligations of states and political
subdivisions	10,970	—	10,970	—
Mortgage-backed securities	39,633	—	39,633	—
Non-agency mortgage-backed securities	1,226	—	—	1,226
Total	$79,695	$—	$78,469	$1,226

The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended
	June 30, 2014	June 30, 2013
Balance beginning of period	$1,226	$6,586
Total gains or losses (realized/unrealized):
Included in earnings	(274)	(790)
Included in other comprehensive loss	615	1,074
Sales	(1,321)	(3,802)
Payments, accretion and amortization	(246)	(1,697)
Balance end of period	$—	$1,371
Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2014 and September 30, 2013:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Foreclosed and repossessed assets, net	$1,345	$—	$—	$1,345
Loans restructured in a TDR	6,130	—	—	6,130
Total	$7,475	$—	$—	$7,475
September 30, 2013
Foreclosed and repossessed assets, net	$1,028	$—	$—	$1,028
Loans restructured in a TDR	8,618	—	—	8,618
Total	$9,646	$—	$—	$9,646
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

Non-marketable Equity Securities, at cost
Non-marketable equity securities are comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock carried at cost, which is its redeemable fair value since the market for each category of this stock is restricted.
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
The carrying amount and estimated fair value of the Company's financial instruments as of the dates indicated below were as follows:

	June 30, 2014		September 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$9,342	$9,342	$17,601	$17,601
Interest-bearing deposits	245	245	1,988	1,988
Investment Securities	73,493	73,544	79,695	79,695
Non-marketable equity securities, at cost	4,995	4,995	3,300	3,300
Loans receivable, net	458,239	473,598	434,683	448,846
Accrued interest receivable	1,396	1,396	1,469	1,469
Financial liabilities:
Deposits	$439,818	$443,707	$447,398	$451,255
FHLB advances	64,891	65,206	50,000	49,676
Accrued interest payable	12	12	11	11
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
Changes in the ALL by loan type for the periods presented below were as follows:

	Real Estate	Consumer and Other	Total
Nine Months Ended June 30, 2014:
Allowance for Loan Losses:
Beginning balance, October 1, 2013	$2,541	$3,639	$6,180
Charge-offs	(1,025)	(573)	(1,598)
Recoveries	22	199	221
Provision	1,108	427	1,535
Ending balance, June 30, 2014	$2,646	$3,692	$6,338
Allowance for Loan Losses at June 30, 2014:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$610	$208	$818
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$2,036	$3,484	$5,520
Loans Receivable as of June 30, 2014:
Ending balance	$264,749	$199,828	$464,577
Ending balance: individually evaluated for impairment	$7,481	$1,221	$8,702
Ending balance: collectively evaluated for impairment	$257,268	$198,607	$455,875

	Real Estate	Consumer and Other	Total
Year ended September 30, 2013
Allowance for Loan Losses:
Beginning balance, October 1, 2012	$2,287	$3,458	$5,745
Charge-offs	(1,525)	(1,494)	(3,019)
Recoveries	36	275	311
Provision	1,743	1,400	3,143
Ending balance, September 30, 2013	$2,541	$3,639	$6,180
Allowance for Loan Losses at September 30, 2013:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$667	$316	$983
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$1,874	$3,323	$5,197
Loans Receivable as of September 30, 2013:
Ending balance	264,388	176,475	$440,863
Ending balance: individually evaluated for impairment	3,659	907	$4,566
Ending balance: collectively evaluated for impairment	$260,729	$175,568	$436,297
The Bank has originated substantially all loans currently recorded on the Company’s accompanying consolidated balance sheet, except as noted below.
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are ultimately charged off. As of June 30, 2014, the balance of the consumer loans purchased was $29,063. The balance in the cash reserve account was $883, which is included in Deposits on the accompanying consolidated balance sheet. To date, none of the purchased loans have been charged off.
Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer and Other Loans		Total Loans
	June 30, 2014	September 30, 2013	June 30, 2014	September 30, 2013	June 30, 2014	September 30, 2013
Performing loans
Performing TDR loans	$5,062	$6,254	$837	$1,101	$5,899	$7,355
Performing loans other	258,602	255,951	198,694	174,949	457,296	430,900
Total performing loans	263,664	262,205	199,531	176,050	463,195	438,255

Nonperforming loans (1)
Nonperforming TDR loans	177	1,187	54	76	231	1,263
Nonperforming loans other	908	996	243	349	1,151	1,345
Total nonperforming loans	$1,085	$2,183	$297	$425	$1,382	$2,608
Total loans	$264,749	$264,388	$199,828	$176,475	$464,577	$440,863

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.
An aging analysis of the Company’s real estate, consumer and other loans and purchased third party loans as of June 30, 2014 and September 30, 2013, respectively, was as follows:

	1 Month Past Due	2 Months Past Due	Greater Than 3 Months	Total Past Due	Current	Total Loans	Recorded Investment > 3 months and Accruing
June 30, 2014
Real estate loans	$310	$1,051	$851	$2,212	$262,537	$264,749	$424
Consumer and other loans	361	115	100	576	170,189	170,765	33
Purchased third party loans	156	99	77	332	28,731	29,063	77
Total	$827	$1,265	$1,028	$3,120	$461,457	$464,577	$534
September 30, 2013
Real estate loans	$2,057	$351	$1,905	$4,313	$260,075	$264,388	$371
Consumer and other loans	746	121	214	1,081	155,416	156,497	80
Purchased third party loans	112	66	32	210	19,768	19,978	32
Total	$2,915	$538	$2,151	$5,604	$435,259	$440,863	$483

At June 30, 2014, the Company has identified $6,130 of TDR loans and $2,572 of substandard loans as impaired, totaling $8,702, which includes $5,899 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of June 30, 2014 and September 30, 2013 was as follows:

	With No Related Allowance Recorded			With An Allowance Recorded			Totals
	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total
Recorded investment at June 30, 2014	$4,551	$472	$5,023	$2,930	$749	$3,679	$7,481	$1,221	$8,702
Unpaid balance at June 30, 2014	4,551	472	5,023	2,930	749	3,679	7,481	1,221	8,702
Recorded investment at September 30, 2013	5,349	771	6,120	3,659	907	4,566	9,008	1,678	10,686
Unpaid balance at September 30, 2013	5,349	771	6,120	3,659	907	4,566	9,008	1,678	10,686
Average recorded investment; nine months ended June 30, 2014	4,816	634	5,450	3,372	846	4,218	8,188	1,480	9,668
Average recorded investment; twelve months ended September 30, 2013	4,185	609	4,794	4,197	993	5,190	8,382	1,602	9,984
Interest income received; nine months ended June 30, 2014	112	27	139	59	16	75	171	43	214
Interest income received; twelve months ended September 30, 2013	202	71	273	69	40	109	271	111	382

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 5 delinquent TDRs, greater than 60 days past due, with a recorded investment of $333 at June 30, 2014, compared to 11 such loans with a recorded investment of $1,102 at September 30, 2013. A summary of loans by loan type modified in a troubled debt restructuring as of June 30, 2014 and June 30, 2013, and during each of the nine months then ended, and as of September 30, 2013 and during the twelve months then ended was as follows:

	Real Estate	Consumer and Other	Total
June 30, 2014 and
Nine Months then Ended:
Accruing / Performing:
Beginning balance	$6,254	$1,101	$7,355
Principal payments	(718)	(218)	(936)
Charge-offs	(41)	(30)	(71)
Advances	—	—	—
New restructured (1)	40	24	64
Class transfers (2)	—	—	—
Transfers between accrual/non-accrual	(473)	(40)	(513)
Ending balance	$5,062	$837	$5,899
Non-accrual / Non-performing:
Beginning balance	$1,187	$76	$1,263
Principal payments	(1,087)	(34)	(1,121)
Charge-offs	(414)	(49)	(463)
Advances	3	—	3
New restructured (1)	—	16	16
Class transfers (2)	15	5	20
Transfers between accrual/non-accrual	473	40	513
Ending balance	$177	$54	$231
Totals:
Beginning balance	$7,441	$1,177	$8,618
Principal payments	(1,805)	(252)	(2,057)
Charge-offs	(455)	(79)	(534)
Advances	3	—	3
New restructured (1)	40	40	80
Class transfers (2)	15	5	20
Transfers between accrual/non-accrual	—	—	—
Ending balance	$5,239	$891	$6,130

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
June 30, 2013 and
Nine Months then Ended:
Accruing / Performing:
Beginning balance	$5,751	$1,055	$6,806
Principal payments	(353)	(231)	(584)
Charge-offs	(55)	(4)	(59)
Advances	17	3	20
New restructured (1)	149	182	331
Class transfers (2)	701	112	813
Transfers between accrual/non-accrual	(465)	—	(465)
Ending balance	$5,745	$1,117	$6,862
Non-accrual / Non-performing:
Beginning balance	$1,259	$70	$1,329
Principal payments	(524)	(64)	(588)
Charge-offs	(156)	(13)	(169)
Advances	12	3	15
New restructured (1)	—	1	1
Class transfers (2)	282	217	499
Transfers between accrual/non-accrual	465	—	465
Ending balance	$1,338	$214	$1,552
Totals:
Beginning balance	$7,010	$1,125	$8,135
Principal payments	(877)	(295)	(1,172)
Charge-offs	(211)	(17)	(228)
Advances	29	6	35
New restructured (1)	149	183	332
Class transfers (2)	983	329	1,312
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,083	$1,331	$8,414

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
September 30, 2013 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$5,751	$1,055	$6,806
Principal payments	(397)	(388)	(785)
Charge-offs	(131)	(42)	(173)
Advances	21	7	28
New restructured (1)	181	191	372
Class transfers (2)	1,294	263	1,557
Transfers between accrual/non-accrual	(465)	15	(450)
Ending balance	$6,254	$1,101	$7,355
Non-accrual / Non-performing:
Beginning balance	$1,259	$70	$1,329
Principal payments	(557)	(86)	(643)
Charge-offs	(248)	(24)	(272)
Advances	13	3	16
New restructured (1)	—	1	1
Class transfers (2)	255	127	382
Transfers between accrual/non-accrual	465	(15)	450
Ending balance	$1,187	$76	$1,263
Totals:
Beginning balance	$7,010	$1,125	$8,135
Principal payments	(954)	(474)	(1,428)
Charge-offs	(379)	(66)	(445)
Advances	34	10	44
New restructured (1)	181	192	373
Class transfers (2)	1,549	390	1,939
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,441	$1,177	$8,618

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	June 30, 2014		September 30, 2013
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Real estate	49	$5,239	62	$7,441
Consumer and other	58	891	90	1,177
Total troubled debt restructurings	107	$6,130	152	$8,618
As an integral part of their examination process, various regulatory agencies review the Bank’s ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of our management based on information available to the regulators at the time of their examinations.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of June 30, 2014 and September 30, 2013, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
U.S. government agency obligations	$23,257	$—	$1,042	$22,215
Obligations of states and political subdivisions	12,309	10	337	11,982
Mortgage-backed securities	30,234	148	344	30,038
Non-agency mortgage-backed securities	—	—	—	—
Federal Agricultural Mortgage Corporation	71	—	10	61
Total available for sale securities	$65,871	$158	$1,733	$64,296

September 30, 2013
U.S. government agency obligations	$29,702	$—	$1,836	$27,866
Obligations of states and political subdivisions	11,647	—	677	10,970
Mortgage-backed securities	40,378	140	885	39,633
Non-agency mortgage-backed securities	1,842	—	616	1,226
Total available for sale securities	$83,569	$140	$4,014	$79,695

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Obligations of states and political subdivisions	1,471	1	7	1,465
Mortgage-backed securities	$7,726	$58	$1	7,783
Total held to maturity securities	$9,197	$59	$8	$9,248

September 30, 2013
Obligations of states and political subdivisions	—	—	—	—
Mortgage-backed securities	—	—	—	—
Total held to maturity securities	$—	$—	$—	$—
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Significant inputs used to measure the amount related to credit loss include, but are not limited to, default and delinquency rates of the underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Losses other than credit will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery.

A summary of the amount of other-than-temporary impairment related to credit losses on available for sale securities that have been recognized in earnings follows:

	Nine months ended June 30, 2014	Nine months ended June 30, 2013
Beginning balance of the amount of OTTI related to credit losses	$1,250	$3,740
Credit portion of OTTI on securities for which OTTI was not previously recognized	91	817
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	(13)	(27)
Credit portion of OTTI on securities in default for which OTTI was previously recognized	—	(2,227)
Credit portion of OTTI previously recognized on securities sold during the period	(1,328)	(1,103)
Ending balance of the amount of OTTI related to credit losses	$—	$1,200

During the three and nine months ended June 30, 2014, the Bank recognized $0 and $78 of other-than-temporary impairment in earnings on the remaining balance of the non-agency mortgage-backed security portfolio compared to $139 and $790 for the same periods in the prior year.
The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of June 30, 2014, there were no borrowings outstanding on the Federal Reserve line of credit. The Bank has also pledged certain of its U.S. Agency securities as collateral against a municipal deposit.
NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at June 30, 2014 and September 30, 2013 was as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	June 30,		September 30,
Ended September 30,	2014		2013
2014	$11,000	0.17%	$7,500	0.27%
2015	15,000	0.67%	15,000	0.67%
2016	16,100	0.88%	11,600	1.01%
2017	12,961	1.57%	12,300	1.60%
After 2017	9,830	2.10%	3,600	2.81%
Total fixed maturity	$64,891		$50,000
Advances with amortizing principal	—		—
Total	$64,891		$50,000
At June 30, 2014, the Bank’s available and unused portion of this borrowing arrangement was approximately $101,277.
Maximum month-end amounts outstanding were $64,891 and $52,950 during the nine month periods ended June 30, 2014 and 2013, respectively.
Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $235,699 of real estate mortgage loans.

NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Nine months ended June 30, 2014	Nine months ended June 30, 2013
Current tax provision
Federal	$(317)	$78
State	5	(3)
	(312)	75
Deferred tax provision
Federal	906	323
State	96	70
	1,002	393
Total	$690	$468
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Nine months ended June 30, 2014		Nine months ended June 30, 2013
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$636	34.0%	$417	34.0%
State income taxes net of federal taxes	101	5.4	66	5.4
Tax exempt interest	(34)	(1.8)	(26)	(2.1)
Other	(13)	(0.7)	11	0.9
Total	$690	36.9%	$468	38.1%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of June 30, 2014 and September 30, 2013, respectively:

	June 30, 2014	September 30, 2013
Deferred tax assets:
Allowance for loan losses	$2,495	$2,433
Deferred loan costs/fees	238	308
Director/officer compensation plans	560	564
Net unrealized loss on securities available for sale	630	1,549
Impairment loss	—	1,306
Other	163	182
Deferred tax assets	4,086	$6,342
Deferred tax liabilities:
Office properties and equipment	(346)	(677)
Other	(122)	(125)
Deferred tax liabilities	(468)	(802)
Net deferred tax assets	$3,618	$5,540
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting

Policies,” above. At June 30, 2014 and September 30, 2013, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of June 30, 2014, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2010 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the nine month periods ended June 30, 2014 and 2013, the Company did not recognize any interest or penalties related to income tax issues in its statements of operations. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of June 30, 2014 or September 30, 2013 respectively.
NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of June 30, 2014 and June 30, 2013, 113,910 and 113,910 restricted shares under this plan were issued and outstanding, respectively. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares, $6.18 for 6,832 shares, $5.24 for 20,312 shares and $5.65 for 2,500 shares. During the three months ended June 30, 2014 and June 30, 2013, no shares were granted to eligible participants under this plan. During the nine months ended, June 30, 2013, 20,483 shares were granted to eligible participants under this plan at a weighted average fair value of $5.84. During the nine months ended June 30, 2014, no shares were granted to eligible participants under this plan.
There were no previously awarded shares under the 2004 Recognition and Retention Plan that were forfeited in either of the nine month periods ending June 30, 2014 or 2013, respectively. There were 639 shares of the Company's common stock surrendered under this plan during the nine month period ending June 30, 2013 and 2,036 shares of the Company's common stock surrendered during the nine month period ending June 30, 2014, to satisfy the withholding taxes due upon the vesting of certain previously awarded shares.
In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At June 30, 2014, 284,778 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.57 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through June 30, 2014, since the plan’s inception, options for 84,559 shares of the Company’s common stock were vested, options for 52,133 shares were unvested, options for 143,528 shares were forfeited and options for 4,558 shares were exercised. Of the 284,778 options granted, 136,692 remained outstanding as of June 30, 2014.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan.
As of June 30, 2014 and June 30, 2013, 15,000 and 0 restricted shares under the 2008 Equity Incentive plan were issued and outstanding, respectively. Restricted shares granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. There were no shares issued during the three months ended June 30, 2014. During the nine months ended June 30, 2014, 15,000 shares were granted to eligible participants under this plan at a weighted average fair value of $8.00 per share.

Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $18 and $48 for the three and nine month periods ended June 30, 2014, respectively. Compensation expense related to restricted stock awards from the 2004 Recognition and Retention Plan was $12 and $33 for the three and nine month periods ended June 30, 2013, respectively.
As of June 30, 2014 and June 30, 2013, 45,000 and 0 common stock options under the 2008 Equity Incentive plan were issued and outstanding, respectively. There were no common stock options granted during the three months ended June 30, 2014.
During the nine months ended June 30, 2014, 45,000 options were granted under this plan to eligible participants at a weighted-average exercise price of $8.00 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation from both plans for the three and nine month periods ended June 30, 2014, was $12 and $32, respectively. The compensation cost recognized for stock-based employee compensation from the 2004 Stock Option and Incentive Plan for the three and nine month periods ended June 30, 2013, was $8 and $23, respectively.
NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the nine months ended June 30, 2014:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains arising during the period	$2,370	948	$1,422
Less: reclassification adjustment for losses included in net income	(149)	(60)	(89)
Changes for realized losses on securities available for sale for OTTI write-down	78	31	47
Other comprehensive income	$2,299	$919	$1,380
The changes in the accumulated balances for each component of other comprehensive income (loss) for the nine months ended June 30, 2014 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2013	$(2,324)	$38	$(2,286)
Current year-to-date other comprehensive income, net of tax	1,380	—	1,380
Ending balance, June 30, 2014	$(944)	$38	$(906)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2014, and our consolidated results of operations for the nine months ended June 30, 2014, compared to the same period in the prior fiscal year for the nine months ended June 30, 2013. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 9, 2013. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three and nine month periods ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income as reported	$558	$166	$1,182	$759
EPS - basic, as reported	$0.11	$0.03	$0.23	$0.15
EPS - diluted, as reported	$0.11	$0.03	$0.23	$0.15
Cash dividends paid	$—	$—	$0.04	$0.02
Return on average assets (annualized)	0.40%	0.12%	0.28%	0.19%
Return on average equity (annualized)	4.00%	1.22%	2.85%	1.86%
Efficiency ratio, as reported (1)	76.95%	79.40%	76.70%	74.44%

(1)
The efficiency ratio is calculated as non-interest expense minus branch closure costs divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings. A lower ratio indicates greater efficiency.

The following is a brief summary of some of the significant factors that affected our operating results in the three and nine month periods ended June 30, 2014 and 2013. See the remainder of this section for a more thorough discussion.
We reported net income of $558 for the three months ended June 30, 2014, compared to $166 for the three months ended June 30, 2013. We reported net income of $1,182 for the nine months ended June 30, 2014, compared to $759 for the nine months ended June 30, 2013. Both basic and diluted earnings per share were $0.11 and $0.23 for the three and nine months ended June 30, 2014 and 2013, respectively.
The return on average assets for the three months ended June 30, 2014 and 2013 was 0.40% and 0.12%, respectively. The return on average assets for the nine months ended June 30, 2014 and 2013 was 0.28% and 0.19% , respectively.

The return on average equity for the three months ended June 30, 2014 and 2013 was 4.00% and 1.22%, respectively. The return on average equity for the nine months ended June 30, 2014 and 2013 was 2.85% and 1.86%, respectively
Our efficiency ratio decreased to 76.95% for the three months ended June 30, 2014, compared to 79.40% for the three months ended June 30, 2013. Our efficiency ratio increased to 76.70% for the nine months ended June 30, 2014, compared to 74.44% for the nine months ended June 30, 2013, primarily due to an insurance settlement reimbursing us for legal fees incurred during the quarter ended March 31, 2013. Our efficiency ratio has also been negatively impacted by branch operating costs associated with the closure of certain of our branches during the nine months ended June 30, 2014.
An annual cash dividend in the amount of $0.04 was declared and paid in the three month period ended March 31, 2014. An annual cash dividend in the amount of $0.02 was declared in the three month period ended March 31, 2013 and paid on April 18, 2013.
Key factors behind these results were:

•
Net interest income was $4,924 for the three month period ended June 30, 2014, an increase of $249 or 5.33% from the three month period ended June 30, 2013. Net interest income was $14,736 for the nine month period ended June 30, 2014, an increase of $331 or 2.30% from the prior year period.

•
The net interest margin of 3.62% for the three months ended June 30, 2014 represents a 14 bp increase from a net interest margin of 3.48% for the three months ended June 30, 2013. The net interest margin was 3.63% for each of the nine months ended June 30, 2014 and 2013.

•
Total loans were $464,577 at June 30, 2014, an increase of $23,714, or 5.38%, from their balances at September 30, 2013. Total deposits were $439,818 at June 30, 2014, a decrease of $7,580 or 1.69%, from their balances at September 30, 2013.

•
Net loan charge-offs decreased from $2,105 for the nine months ended June 30, 2013 to $1,377 for the nine months ended June 30, 2014, as a result of overall credit quality improvement within the loan portfolio. Continued lower levels of net loan charge-offs led to a decreased provision for loan losses of $1,535 for the nine month period ended June 30, 2014, compared to $2,415 for the nine months ended June 30, 2013. Annualized net loan charge-offs as a percentage of average loans were 0.41% for the nine months ended June 30, 2014, compared to 0.65% for the nine months ended June 30, 2013.

•
Non-interest income, including valuation losses, increased from $689 for the three months ended June 30, 2013 to $921 for the three months ended June 30, 2014, mainly due to higher levels of other-than-temporary impairment and a net loss on the sale of three non-agency mortgage-backed securities occurring in the prior year period. Non-interest income, including valuation losses, increased from $2,145 for the nine months ended June 30, 2013 to $2,429 for the nine months ended June 30, 2014, mainly due to an increase in fee income from new deposit products and services.

•
Non-interest expense increased $139, from $4,359 to $4,498, for the three month period ending June 30, 2014 compared to the three month period ending June 30, 2013. In June 2014, the Company implemented a staff reduction to improve efficiencies and operations. During the quarter ended June 30, 2014, (1) salaries and related benefits increased due to severance package accruals associated with the staff reductions, (2) professional services decreased primarily due to a legal settlement reimbursing us for legal fees incurred during a prior period and (3) other expenses increased due to modest increases in various corporate expense accruals. Non-interest expense increased $850, from $12,908 to $13,758, for the nine month period ending June 30, 2014 compared to the prior year period. The increase in non-interest expense in the current nine month period was primarily attributable to branch closure costs in the amount of $393 and the previously mentioned expenses which occurred in the current three month period.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and their related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that our management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit to our Form 10-K annual report for the fiscal year ending September 30, 2013, our critical accounting estimates are as follows:

Allowance for Loan Losses.
We maintain an allowance for loan losses to absorb probable incurred losses in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in our loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in our loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying loan collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). We believe that the Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory requirements. However, based on periodic examinations by regulators, the amount of the allowance for loan losses recorded during a particular period may be adjusted.
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

•
Identifying various price/yield scenarios based on the Bank’s book value and valuations based on both hold-to-maturity and current free market trade scenarios. Discount rates were determined based on the volatility and complexity of the security and the yields demanded by buyers for these or similar securities in the market at the time of the valuation.

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
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of June 30, 2014, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
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

Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and nine month periods ended June 30, 2014 and 2013, respectively.
Net interest income was $4,924 and $14,736 for the three and nine months ended June 30, 2014, compared to $4,675 and $14,405, respectively, for the three and nine months ended June 30, 2013. The net interest margin for the three and nine month period ended June 30, 2014 was 3.62% and 3.63% compared to 3.48% and 3.63% for the three and nine month period ended June 30, 2013, respectively.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $233 and $724 for the three and nine month periods ended June 30, 2014, respectively, compared to the comparable prior year periods. The increase and changes in the composition of interest earning assets resulted in an increase of $266 and $819 for the three and nine month periods ended June 30, 2014, compared to the same periods in the prior year. Rate changes on interest earning assets decreased interest income by $269 and $1,333 for the three and nine month periods ended June 30, 2014. This decrease was partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $285 and $940 over the same periods in the prior year, resulting in a net increase of $16 and net decrease of $393 in net interest income due to changes in interest rates during the three and nine month periods ended June 30, 2014, respectively. The increase in our balances of loans outstanding is due to commercial real estate and seasonal indirect consumer loan growth in the current year periods over the balances in the prior year periods, and is the primary factor affecting volume changes during these same periods. Rate decreases on all asset and deposit categories are reflective of the overall lower market interest rate environment versus historic levels.
We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. A continuing low interest rate environment may enable us to experience a further reduction in our cost of funds while loans continue to prepay at faster than historical speeds.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Shown below, is the weighted average yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and nine month periods ended June 30, 2014, and for the comparable prior year three and nine month periods. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $545,379 and $543,391 for the three and nine month periods ended June 30, 2014, compared to $539,125 and $530,299 for the comparable prior year periods. Interest income on interest earning assets was $5,970 and $17,927 for the three and nine month periods ended June 30, 2014, compared to $5,973 and $18,441 for the same periods in the prior year. Interest income is comprised primarily of interest income on loans and interest income on investment securities. Interest income on loans was $5,589 and $16,830 for the three and nine month periods ended June 30, 2014, compared to $5,710 and $17,412 for the comparable prior year periods. Interest income on investment securities was $321 and $1,017 for the three and nine month periods ended June 30, 2014, compared to $244 and $980 for the similar prior year periods. The decrease in loan interest income in the current year three and nine month periods was primarily due to a continued lower interest rate environment. The increase in interest income on investment securities was primarily due to decreases in prepayments.
Average interest-bearing liabilities were $498,001 and $496,752 for the three and nine month periods ended June 30, 2014, compared to $486,855 and $479,453 for the similar prior year periods. Interest expense on interest-bearing liabilities was $1,046 and $3,191 for the three and nine month periods ended June 30, 2014, compared to $1,298 and $4,036 for the same periods in the prior year. Interest expense is comprised primarily of interest expense accrued on money market accounts, certificates of deposit and FHLB advances. The decrease in interest expense during the current year three and nine month periods was primarily due to lower interest rates paid on money market accounts and certificates of deposit.
For the three and nine months ended June 30, 2014, interest expense on interest-bearing deposits increased $0 and $19 from volume and mix changes and decreased $309 and $958 from the impact of the rate environment, resulting in an aggregate decrease of $309 and $939 in interest expense on interest-bearing deposits during such periods. Interest expense on FHLB advances increased $33 from volume and mix changes and increased $24 from the impact of the rate environment during the three months ended June 30, 2014 for an aggregate increase in the amount of $57. Interest expense on FHLB advances increased $76 from volume and mix changes and decreased $18 from the impact of the rate environment during the nine months ended June 30, 2014. The resulting aggregate increase was $94 in interest expense on FHLB advances for the nine month period ended June 30, 2014. The increases were primarily due to new longer term FHLB borrowings at higher interest rates.
NET INTEREST INCOME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2014 compared to the three months ended June 30, 2013:

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$14,357	$5	0.14%	$26,189	$11	0.17%
Loans	452,711	5,589	4.95%	430,400	5,710	5.32%
Interest-bearing deposits	245	1	1.64%	2,117	5	0.95%
Investment securities	73,918	321	1.74%	77,119	244	1.27%
Non-marketable equity securities, at cost	4,148	54	5.22%	3,300	3	0.36%
Total interest earning assets	$545,379	$5,970	4.39%	$539,125	$5,973	4.44%
Average interest-bearing liabilities:
Savings accounts	$26,517	$6	0.09%	$25,405	$4	0.06%
Demand deposits	37,185	25	0.27%	31,441	1	0.01%
Money market	137,561	126	0.37%	149,065	190	0.51%
CD’s	214,206	658	1.23%	209,567	902	1.73%
IRA’s	21,721	63	1.16%	23,427	90	1.54%
Total deposits	$437,190	$878	0.81%	$438,905	$1,187	1.08%
FHLB Advances	60,811	168	1.11%	47,950	111	0.93%
Total interest-bearing liabilities	$498,001	$1,046	0.84%	$486,855	$1,298	1.07%
Net interest income		$4,924			$4,675
Interest rate spread			3.55%			3.37%
Net interest margin			3.62%			3.48%
Average interest earning assets to average interest-bearing liabilities			1.10			1.11

Nine months ended June 30, 2014 compared to the nine months ended June 30, 2013:

	Nine months ended June 30, 2014			Nine months ended June 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$16,684	$17	0.14%	$24,964	$30	0.16%
Loans	446,359	16,830	5.04%	425,938	17,412	5.47%
Interest-bearing deposits	643	5	1.04%	1,693	10	0.79%
Investment securities	76,066	1,017	1.79%	74,154	980	1.77%
Non-marketable equity securities, at cost	3,639	58	2.13%	3,550	9	0.34%
Total interest earning assets	$543,391	$17,927	4.41%	$530,299	$18,441	4.65%
Average interest-bearing liabilities:
Savings accounts	$25,467	$13	0.07%	$24,236	$10	0.06%
Demand deposits	35,591	58	0.22%	29,470	2	0.01%
Money market	144,088	410	0.38%	144,498	585	0.54%
CD’s	212,390	2,028	1.28%	209,293	2,770	1.77%
IRA’s	21,796	196	1.20%	23,576	277	1.57%
Total deposits	$439,332	$2,705	0.82%	$431,073	$3,644	1.13%
FHLB Advances	57,420	486	1.13%	48,380	392	1.08%
Total interest-bearing liabilities	$496,752	$3,191	0.86%	$479,453	$4,036	1.13%
Net interest income		$14,736			$14,405
Interest rate spread			3.55%			3.52%
Net interest margin			3.63%			3.63%
Average interest earning assets to average interest-bearing liabilities			1.09			1.11

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e. holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e. holding the initial balance constant). Changes due to both rate and volume which cannot be segregated have been allocated in proportion to the relationship of the dollar amounts of the change in each category.

RATE / VOLUME ANALYSIS (1)
(Dollar amounts in thousands)
Three months ended June 30, 2014 compared to the three months ended June 30, 2013:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(4)	$(2)	$(6)
Loans	287	(408)	(121)
Interest-bearing deposits	(7)	3	(4)
Investment securities	(11)	88	77
Non-marketable equity securities, at cost	1	50	51
Total interest earning assets	$266	$(269)	$(3)
Interest expense:
Savings accounts	—	2	2
Demand deposits	—	24	24
Money market accounts	(14)	(50)	(64)
CD’s	20	(264)	(244)
IRA’s	(6)	(21)	(27)
Total deposits	$—	$(309)	$(309)
FHLB Advances	33	24	57
Total interest bearing liabilities	$33	$(285)	$(252)
Net interest income	$233	$16	$249
Nine months ended June 30, 2014 compared to the nine months ended June 30, 2013:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(9)	$(4)	$(13)
Loans	811	(1,393)	(582)
Interest-bearing deposits	(8)	3	(5)
Investment securities	25	12	37
Non-marketable equity securities, at cost	—	49	49
Total interest earning assets	$819	$(1,333)	$(514)
Interest expense:
Savings accounts	1	2	3
Demand deposits	—	56	56
Money market accounts	(2)	(173)	(175)
CD’s	40	(782)	(742)
IRA’s	(20)	(61)	(81)
Total deposits	$19	$(958)	$(939)
FHLB Advances	76	18	94
Total interest bearing liabilities	$95	$(940)	$(845)
Net interest income (loss)	$724	$(393)	$331

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each category.
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Prior to the past 18 months, higher charge off levels and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Estimates—Allowance for Loan Losses”, made it necessary to increase our provision to ensure an adequate ALL. Within the last year, we have experienced lower levels of charge-offs. With both local and national unemployment rates improving slightly in recent quarters and improved asset quality due to stricter underwriting standards, we anticipate our actual charge-off experience to continue to decline throughout the fiscal year ending September 30, 2014.
Net loan charge-offs for the nine month period ended June 30, 2014 were $1,377, compared to $2,105, for the comparable prior year period. Annualized net charge-offs to average loans were 0.41% for the nine months ended June 30, 2014, compared to 0.65% for the comparable period in the prior year. Non-accrual loans were $848 at June 30, 2014, compared to $2,125 at September 30, 2013. We believe our improved credit and underwriting policies are supporting more effective lending decisions by the Bank, resulting in improved loan quality. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a provision for loan losses of $455 and $1,535, respectively, for the three and nine month periods ended June 30, 2014, compared to $750 and $2,415, respectively, for the comparable prior year periods. Management believes that the provision taken for the current year three and nine month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make provisions, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three and nine month periods ended June 30, 2014 and 2013, respectively.

	Three months ended June 30,		%	Nine months ended June 30,		%
	2014	2013	Change	2014	2013	Change
Non-interest Income:
Net impairment gains (losses) recognized in earnings	$(7)	$(182)	96.15%	$(227)	$(238)	4.62%
Service charges on deposit accounts	494	525	(5.90)	1,497	1,248	19.95%
Loan fees and service charges	223	159	40.25	577	616	(6.33)%
Other	211	187	12.83	582	519	12.14%
Total non-interest income	$921	$689	33.67%	$2,429	$2,145	13.24%
Non-interest income was $921 and $2,429, respectively, for the three and nine month periods ended June 30, 2014 compared to $689 and $2,145, respectively, for the comparable prior year periods. The increase of $232 during the current year three month period ended June 30, 2014 was mainly due to higher other-than-temporary impairment levels and a net loss on the sale of non-agency mortgage-backed securities in the comparable prior year period. The increase of $284 during the current year nine month period ended June 30, 2014 was due to increased revenue derived from deposit products and services. Consumer loan mortgage fee income decreased during the current nine months ended June 30, 2014 over the same period in the prior year due to a decline in mortgage loan refinancings as a result of the increase in longer term rates.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and nine month periods ended June 30, 2014 and 2013, respectively.

	Three months ended June 30,		%	Nine months ended June 30,		%
	2014	2013	Change	2014	2013	Change
Non-interest Expense:
Salaries and related benefits	$2,435	$2,259	7.79%	$7,079	$6,689	5.83%
Occupancy - net	611	626	(2.40)	1,881	1,864	0.91
Office	442	350	26.29	1,102	1,079	2.13
Data processing	380	443	(14.22)	1,125	1,236	(8.98)
Amortization of core deposit intangible	14	15	(6.67)	43	42	2.38
Advertising, marketing and public relations	95	44	115.91	239	131	82.44
FDIC premium assessment	104	66	57.58	313	418	(25.12)
Professional services	(155)	233	(166.52)	276	460	(40.00)
Other	572	323	77.09	1,700	989	71.89
Total non-interest expense	$4,498	$4,359	3.19%	$13,758	$12,908	6.59%

Non-interest expense (annualized) / Average assets	3.23%	3.19%	1.24%	3.28%	3.18%	3.07%
In June 2014, the Company implemented a staff reduction to improve efficiencies and operations. During the current three and nine month period, salaries and related benefits increased due to severance package accruals associated with the staff reductions. Advertising, marketing and public relations expense increased in the current year three and nine month periods due to advertising costs for new deposit products and increased competition as well as advertising costs for the new traditional branch that was opened in December 2013. Professional services expense decreased in the current year three and nine month period, primarily due to a legal settlement reimbursing us for legal fees incurred in a prior period. Other expenses increased in the current three month period due to modest increases in corporate expense accruals. Ongoing efforts to improve efficiency and cost-effectiveness in delivering banking products to our customers through a mix of traditional branch offices and online or mobile banking options is a priority of our board and management.
Non-interest expense increased $139, or 3.19%,  and $850, or 6.59%, for the three and nine month periods ended June 30, 2014, compared to the comparable prior year periods. The non-interest expense (annualized) to average assets ratio was 3.23% and 3.28% for the three and nine month periods ended June 30, 2014, compared to 3.19% and 3.18% for the same prior year periods. The increase in non-interest expense in the current nine month period, over the prior year period, was primarily attributable to the branch closure and sale costs for three of our in-store branch offices in the amount of $393 and modest increases in various corporate expense accruals. These costs are recorded in other non-interest expense.
Income Taxes. Income tax expense was $334 and $690 for the three and nine months ended June 30, 2014, compared to $89 and $468 for the comparable prior year period.
BALANCE SHEET ANALYSIS
Loans. Loan balances increased by $23,714, or 5.38%, to $464,577 as of June 30, 2014 from $440,863 at September 30, 2013. At June 30, 2014, the loan portfolio was comprised of $264,749 of loans secured by real estate, or 57.0% of total loans including $29,988 in commercial and agricultural real estate loans, and $199,828 of consumer and other loans, or 43.0% of total loans, including $4,436 of C&I loans. At September 30, 2013, the loan portfolio mix included real estate loans of $264,388, or 60.0% of total loans including $12,531 in commercial and agricultural real estate loans, and consumer and other loans of $176,475, or 40.0% of total loans, including $154 of C&I loans. In the most recent quarter, our loan portfolio increased by $23,714, primarily due to commercial real estate loan growth of $17,457 and seasonal indirect consumer loan growth in the amount of $20,838. The increases were partially offset by loan reductions in the form of payments, payoffs and problem loans being charged-off or transferred to foreclosed and repossessed assets.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At June 30, 2014, we had 107 such loans, all secured by real estate or personal property with an aggregate recorded investment of $6,130. The total for the 45 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $3,441 for which $752 in specific ALL was recorded as of June 30, 2014.
At June 30, 2014, there were 87 individual substandard loans, not considered TDRs, with an aggregate recorded investment of $2,572. The total for the 27 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $237 for which $66 in specific ALL was recorded as of June 30, 2014.
At June 30, 2014, the ALL was $6,338, or 1.36% of our total loan portfolio, compared to ALL of $6,180, or 1.40% of the total loan portfolio at September 30, 2013. At June 30, 2014, the ALL was 1.46% of our total loan portfolio, excluding the third party purchased consumer loans, compared to 1.47% of the total loan portfolio excluding the third party purchased consumer loans at September 30, 2013. We have established a separate restricted reserve account for these third party purchased consumer loans. This level was based on our analysis of the loan portfolio risk at June 30, 2014, taking into account the factors discussed above.
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
•Commercial Loans, including Agricultural and C&I loans past due 90 days or more;
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
The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	June 30, 2014 and Nine Months Then Ended	September 30, 2013 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$848	$2,125
Accruing loans past due 90 days or more	534	483
Total nonperforming loans (“NPLs”)	1,382	2,608
Other real estate owned	1,303	873
Other collateral owned	42	155
Total nonperforming assets (“NPAs”)	$2,727	$3,636
Troubled Debt Restructurings (“TDRs”)	$6,130	$8,618
Nonaccrual TDRs	228	1,108
Average outstanding loan balance	452,720	434,326
Loans, end of period (1)	464,577	440,863
Total assets, end of period	564,772	554,521
ALL, at beginning of period	6,180	5,745
Loans charged off:
Real estate loans	(1,025)	(1,525)
Consumer and other loans	(573)	(1,494)
Total loans charged off	$(1,598)	$(3,019)
Recoveries of loans previously charged off:
Real estate loans	$22	$36
Consumer and other loans	199	275
Total recoveries of loans previously charged off:	$221	$311
Net loans charged off (“NCOs”)	$(1,377)	$(2,708)
Additions to ALL via provision for loan losses charged to operations	$1,535	$3,143
ALL, at end of period	$6,338	$6,180
Ratios:
ALL to NCOs (annualized)	345.21%	228.21%
NCOs (annualized) to average loans	0.41%	0.62%
ALL to total loans	1.36%	1.40%
NPLs to total loans	0.30%	0.59%
NPAs to total assets	0.48%	0.66%
Total Assets:	$564,772	$554,521
(1)    Total loans at June 30, 2014, include $29,063 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.
Loans 30 to 90 days past due have decreased significantly during the nine month period ended June 30, 2014 compared to the comparable prior year period, which management believes is indicative of a decreasing likelihood of loans migrating toward nonaccrual or nonperforming status in the future. We believe our improved credit and underwriting policies are supporting more effective lending decisions by the Bank, which increases the likelihood of improved loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.
Non-performing loans of $1,382 at June 30, 2014, which included $228 of non-accrual troubled debt restructured loans, reflected a reduction of $1,226 from the non-performing loans balance of $2,608 at September 30, 2013. These non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Our non-performing assets were $2,727 at June 30, 2014, or 0.48% of total assets, compared to $3,636, or 0.66% of total assets at September 30, 2013. The decrease in non-performing assets since September 30, 2013 was primarily a result of a decrease in non-performing loans as a result of overall credit quality improvement within our loan portfolio.
Other real estate owned (OREO) increased by $430, from $873 at September 30, 2013 to $1,303 at June 30, 2014. Other collateral owned decreased $113 during the nine months ended June 30, 2014 to $42 from the September 30, 2013 balance of $155. The increase in other real estate owned was largely due to in substance foreclosures, which we believe is a temporary increase and will decrease through the end of fiscal 2014. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Net charge offs for the nine month period ended June 30, 2014 were $1,377, compared to $2,105 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.41% for the nine month period ended June 30, 2014, compared to 0.62% for the twelve months ended September 30, 2013. Improved net charge-offs during the current year to date period were primarily a result of the overall credit quality improvement within our loan portfolio.
Investment Securities. We manage our securities portfolio in an effort to enhance income and improve liquidity. Our Investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities held to maturity were $9,197 at June 30, 2014, compared with $0 at September 30, 2013. Securities available for sale, which represent the majority of our investment portfolio, were $64,296 at June 30, 2014, compared with $79,695 at September 30, 2013. The securities that comprised our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and were generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase, but had been downgraded from investment grade to below investment grade in recent years. During the quarter ended March 31, 2014, the entire remaining book value of our non-agency residential MBS portfolio, which consisted of two remaining securities and totaled $1,504, was sold. The market for these securities recently improved due to general economic conditions. Taking into consideration these developments and other factors, we determined that it was still likely the Bank would not collect all amounts due according to the contractual terms of these securities. Therefore, the remaining non-agency residential mortgage-backed securities (MBS) portfolio was sold at a loss of $183, which is included in net (loss) gain on sale of available for sale securities in the total non-interest income section of our consolidated statements of operations during the nine months ended June 30, 2014.
As part of our asset and liability management activities, we had previously reviewed our non-agency MBS portfolio on a quarterly basis. We analyzed credit risk, i.e. the likelihood of potential future OTTI adjustments and current market prices relative to our current book value. We also analyzed the impact of these securities on our regulatory risk-based capital requirements.
As a result of our analysis, we recorded $0 and $91 of additional OTTI during the three and nine month periods ended June 30, 2014.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
June 30, 2014
U.S. government agency obligations	$23,257	$22,215
Obligations of states and political subdivisions	12,309	11,982
Mortgage-backed securities	30,234	30,038
Non-agency mortgage-backed securities	—	—
Federal Agricultural Mortgage Corporation	71	61
Totals	$65,871	$64,296
September 30, 2013
U.S. government agency obligations	$29,702	$27,866
Obligations of states and political subdivisions	11,647	10,970
Mortgage-backed securities	40,378	39,633
Non-agency mortgage-backed securities	1,842	1,226
Totals	$83,569	$79,695
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
June 30, 2014
Obligations of states and political subdivisions	$1,471	$1,465
Mortgage-backed securities	$7,726	$7,783
Totals	$9,197	$9,248
September 30, 2013
Obligations of states and political subdivisions	$—	$—
Mortgage-backed securities	$—	$—
Totals	$—	$—
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	June 30, 2014		September 30, 2013
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$53,491	$52,253	$70,080	$67,499
AAA	1,131	1,102	1,441	1,342
AA	9,591	9,311	8,685	8,196
A	923	902	1,192	1,119
BBB	—	—	—	—
Below investment grade	—	—	1,842	1,226
Non-rated	735	728	329	313
Total	$65,871	$64,296	$83,569	$79,695
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	June 30, 2014		September 30, 2013
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$7,726	$7,783	$—	$—
AAA	—	—	—	—
AA	886	885	—	—
A	235	235	—	—
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	345	—	—
Total	$9,197	$9,248	$—	$—
During the nine months ended June 30, 2014, the two remaining non-agency MBS securities, for which other-than-temporary impairment had been previously recorded, were sold. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings during the nine month period ended June 30, 2014.

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

During the quarter and nine months ended June 30, 2014, the Bank recognized $0 and $78 of other-than-temporary impairment in earnings on the remaining balance of the non-agency mortgage-backed security portfolio.
At June 30, 2014, securities in the amount of $4,781 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of June 30, 2014, this line of credit had a zero balance. The Bank has also pledged certain of its U.S. Agency securities as collateral against a municipal deposit.
Deposits. Deposits decreased to $439,818 at June 30, 2014, from $447,398 at September 30, 2013, largely due to in-store branch closures and the sale of deposits associated with our sale of the Wisconsin Dells Branch occurring during the quarter ended March 31, 2014.
Deposit activity by product and generated by in-store versus traditional branch locations as of June 30, 2014 was as follows:

	In-store	Traditional	Institutional	Total
Non-CD deposits	$(24,352)	$(7,186)	$—	$(31,538)
CD deposits - customer	2,937	15,931	—	18,868
CD deposits - institutional	—	—	5,090	5,090
Total change in deposits	$(21,415)	$8,745	$5,090	$(7,580)
Through execution of our branch deposit sales strategy, and by expanding our deposit product offerings, we continue to pursue core deposit relationships at current market rates. Institutional certificates of deposit as a funding source increased for the nine months ended June 30, 2014 from their balance as of September 30, 2013. Institutional certificates of deposit remain an important part of our deposit mix as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $498 in brokered deposits at both June 30, 2014 and September 30, 2013. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances increased from $50,000 as of September 30, 2013, to $64,891 as of June 30, 2014, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds.

Stockholders’ Equity. Total stockholders’ equity was $56,599 at June 30, 2014, compared to $54,185 at September 30, 2013. Total stockholders’ equity increased by $2,414, primarily as a result of an increase in other comprehensive income and earnings during the nine months ended June 30, 2014. The increase in other comprehensive income was primarily the net affect of adjustments for realized gain and unrealized losses on available for sale securities.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At June 30, 2014, our liquidity ratio was 8.99% due to increased loan demand in the current quarter. Although our current liquidity ratio is below our targeted liquidity ratio of 10%, management and the board of directors are closely monitoring our liquidity needs and evaluating all funding sources such as long term institutional and customer deposits and third party loan sales.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $87,763 of our $235,225 (37.3%) CD portfolio as of June 30, 2014 will mature within the next 12 months, we have historically retained over 70% of our maturing CD’s. Through new deposit product offerings to our branch and commercial loan customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In the present interest rate environment, and based on maturing yields this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $101,277 available under this arrangement. We also maintain lines of credit of $3,900 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank line of credit is a discretionary line of credit. As of June 30, 2014, our line of credit balance with the Federal Home Loan Bank was $64,891. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank and Bankers' Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2014, the Company had $17,828 in unused commitments, compared to $12,678 in unused commitments as of September 30, 2013.
Capital Resources. As of June 30, 2014, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2014 (Unaudited)
Total capital (to risk weighted assets)	$60,962,000	16.2%	$30,085,000	>=	8.0%	$37,606,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	56,246,000	15.0%	15,043,000	>=	4.0%	22,564,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	56,246,000	10.1%	22,315,000	>=	4.0%	27,894,000	>=	5.0%
As of September 30, 2013 (Audited)
Total capital (to risk weighted assets)	$59,297,000	16.3%	$29,182,000	>=	8.0%	$36,478,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	54,717,000	15.0%	14,591,000	>=	4.0%	21,887,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	54,717,000	9.9%	22,220,000	>=	4.0%	27,775,000	>=	5.0%

At June 30, 2014, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

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
How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk through several means including through the use of third party reporting software. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.
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
The following table sets forth, at March 31, 2014 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of June 30, 2014, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$10,911	$(49,096)	(82)%	2.27%	(854)	bp
+200 bp	31,821	(28,186)	(47)%	6.27%	(454)
+100 bp	48,500	(11,507)	(19)%	9.09%	(172)
0 bp	60,007	—	—	10.81%	—
-100 bp	70,182	10,175	17%	12.27%	146

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at March 31, 2014 (the most recent date available).

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change

+300 bp	$(1,951)	(1.15)%
+200 bp	(845)	(0.50)%
+100 bp	(322)	(0.19)%
0 bp	(169)	—
-100 bp	(152)	0.09%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
As shown above, at March 31, 2014, the effect of an immediate 300 bp increase in interest rates would decrease our net interest income by $1,951 or 1.15%. The effect of an immediate 100 bp reduction in rates would decrease our net interest income by $152.
The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios. Actual values may differ from those projections set forth above should market conditions vary from the assumptions used in preparing the analysis. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates.

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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2014, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 at reaching a level of reasonable assurance.
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
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: August 11, 2014	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: August 11, 2014	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer