Form 10-K
period 2014-09-30
Citizens Community Bancorp Inc.
filed 2014-12-08
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting, if applicable, stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38,337,492.  Shares of the registrant’s common stock held or beneficially owned by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At December 8, 2014 there were 5,184,323 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2015 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.
As used in this report, the terms “we,” “us,” “our,” “Citizens Community Bancorp” and the “Company” mean Citizens Community Bancorp, Inc. and its wholly owned subsidiary, Citizens Community Federal N.A., unless the context indicates another meaning. As used in this report, the term “Bank” means our wholly owned subsidiary, Citizens Community Federal N.A.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-K
September 30, 2014

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following: general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth or restrict the Bank's ability to engage in strategic transactions; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; write-downs in the Bank’s investment securities portfolio; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank; fluctuation of the Company’s stock price; the Bank’s ability to attract and retain key personnel; the Bank’s ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances occurring after the date of this report.

PART 1
ITEM 1. BUSINESS
General
The Company is a Maryland corporation organized in 2004. The Company is a bank holding company and was subject to regulation by the Office of Thrift Supervision (OTS) through July 21, 2011 and has been subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and Federal Reserve Bank thereafter. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal N.A., and providing consumer and small commercial and agricultural banking activities through the Bank. At September 30, 2014, we had approximately $570 million in total assets, $450 million in deposits, and $57 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share, per share and capital ratio amounts, are stated in thousands.
Citizens Community Federal N.A.
As of May 31, 2014, the Bank is a federally chartered National Bank with 23 full-service offices; eight stand-alone locations and 15 in-store branches, predominantly in Wal-Mart Supercenter stores. We grew from six legacy Wisconsin branches to twelve stand-alone branch offices from 2002 to 2005 through a combination of acquisitions and new branch openings in Wisconsin, Minnesota and Michigan. We added 17 in-store branches during 2008 and 2009 through a combination of acquisitions and new branch openings in Wisconsin and Minnesota. In 2010, we moved 2 of our stand-alone locations to in-store locations to better serve our customers. In December 2012, as part of our ongoing efforts to improve efficiencies and cost-effectiveness in delivering banking products to our customers, we closed one in-store location. In fiscal 2014, we closed two additional in-store branches, completed the selective sale of assets of one in-store location and opened a new full-service facility in Rice Lake, WI. In October 2014, we announced the closing of three additional in-store branches, effective January 2015; and the relocation of the Mankato, Minnesota branch to a new full-service traditional branch in Mankato, MN in 2015. We intend to review our branch network to deploy assets and capital to growth markets and exit markets where we have limited growth opportunities. Through all of our branch locations, primarily in Wisconsin, Minnesota and Michigan, we provide a variety of commercial and consumer banking products and services to customers, including online and mobile banking options.

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
This information is included in Item 6; “Selected Financial Data” herein.
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
Lending
We offer a variety of loan products including commercial loans, agricultural loans, residential mortgages, home equity lines-of-credit, commercial and industrial (C&I) loans and consumer loans. We make real estate, consumer, commercial and agricultural loans in accordance with the basic lending policies established by Bank management and approved by our Board of Directors. We focus our lending activities on individual consumers and small commercial borrowers within our market areas. Our lending has been historically concentrated primarily within Wisconsin, Minnesota and Michigan. Competitive and economic pressures exist in our lending markets, and recent and any future developments in (a) the general economy, (b) real estate lending markets, and (c) the banking regulatory environment could have a material adverse effect on our business and operations. These factors may impact the credit quality of our existing loan portfolio, or adversely impact our ability to originate sufficient high quality loans in the future.
Our total gross outstanding loans, before net deferred loan costs, as of September 30, 2014, were $467,319, consisting of $223,025 in consumer real estate loans, $39,061 in commercial real estate loans, $201,721 in secured consumer and other loans, and $3,512 in unsecured consumer loans.
Investments
We maintain a portfolio of investments, consisting primarily of U.S. Government sponsored agency securities, bonds and other obligations issued by states and their political subdivisions. We attempt to balance our portfolio to manage interest rate risk, regulatory requirements, and liquidity needs while providing an appropriate rate of return commensurate with the risk of the investment.
Deposits
We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At September 30, 2014, our total deposits were $449,767 including interest bearing deposits of $430,098 and non-interest bearing deposits of $19,669.

Competition
We compete with other financial institutions and businesses both in attracting and retaining deposits and making loans in all of our principal markets. We believe the primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposit products comes primarily from other banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds, and other investment alternatives. We believe the primary factors in competing for loans are interest rates, loan origination fees, and the quality and the range of lending services. Competition for loans comes primarily from other banks, mortgage banking firms, credit unions, finance companies, leasing companies and other financial intermediaries. Some of our competitors are not subject to the same degree of regulation as that imposed on national banks or federally insured institutions, and these other institutions may be able to price loans and deposits more aggressively. We also face direct competition from other banks and their holding companies that have greater assets and resources than ours.

Regulation and Supervision
As of July 21, 2011, the Bank is examined and regulated by the Office of the Comptroller of Currency (OCC), and the Company is examined and regulated by the Federal Reserve Bank of Minneapolis. The Bank is a member of the Federal Reserve System and Federal Home Loan Bank of Chicago, which is one of the 12 regional banks in the Federal Home Loan Bank System. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank. Effective, January 28, 2013, the Comptroller of the Currency, the primary regulator for the Bank, terminated the Memorandum of Understanding dated December 23, 2009, which formerly imposed certain restrictions on the Bank's operations. On March 15, 2013, the Federal Reserve Bank, as successor to the Office of Thrift Supervision, formerly announced termination of the Memorandum of Understanding previously entered into by the Company.
Employees
At December 8, 2014, we had 116 full-time employees and 189 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.
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
Weaknesses in the markets for residential real estate, including secondary residential mortgage loan markets, could reduce our net income and profitability. During the severe recession that lasted from 2007 to 2009, softened residential housing markets, increased delinquency and default rates, and volatile and constrained secondary credit markets negatively impacted the mortgage industry. Our financial results were adversely affected by these effects including changes in real estate values, primarily in Wisconsin, Minnesota and Michigan, and our net income declined as a result. Decreases in real estate values adversely affected the value of property used as collateral for loans as well as investments in our portfolio. Continued

slow growth in the economy since 2009 has resulted in increased competition and lower rates, which has negatively impacted our net income and profits.
The foregoing changes could affect our ability to originate loans and deposits, the fair value of our financial assets and liabilities and the average maturity of our securities portfolio. An increase in the level of interest rates may also adversely affect the ability of certain of our borrowers to repay their obligations. If interest rates paid on deposits or other borrowings were to increase at a faster rate than the interest rates earned on loans and investments, our net income would be adversely affected.
We are subject to interest rate risk. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time due to many factors that are beyond our control, including but not limited to: general economic conditions and government policy decisions, especially policies of the Federal Reserve Bank. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk.
We are subject to lending risk. There are inherent risks associated with our lending activities. These risks include the impact of changes in interest rates and changes in the economic conditions in the markets we serve, as well as those across the United States. An increase in interest rates or weakening economic conditions (such as high levels of unemployment) could adversely impact the ability of borrowers to repay outstanding loans, or could substantially weaken the value of collateral securing those loans. Downward pressure on real estate values could increase the potential for problem loans and thus have a direct impact on our consolidated results of operations.
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
Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At September 30, 2014, $62,189 of our securities, were classified as available for sale and $8,785 were classified as held to maturity. The estimated fair value of our available for sale securities portfolio may increase or decrease depending on market conditions. Our available for sale securities portfolio is comprised primarily of fixed-rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our available for sale securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.
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
We have, in the past, recorded other than temporary impairment (“OTTI”) charges, principally arising from investments in non-agency mortgage-backed securities. We continue to monitor our securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges related to securities in the future. Future OTTI charges would cause decreases to both Tier 1 and Risk-based capital levels which may expose the Company and/or the Bank to additional regulatory restrictions.
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
We operate in a highly regulated environment, and are subject to changes, which could increase our cost structure or have other negative impacts on our operations. The banking industry is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. Specifically, the Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in the elimination of the Office of Thrift Supervision, tightening of capital standards, and the creation of the new Consumer Financial Protection Bureau. Moreover, it has resulted, or is likely to result, in new laws, regulations and regulatory supervisors that are expected to increase our cost of operations. In addition, the recent change to the Office of the Comptroller of the Currency (“OCC”) as our primary regulator may result in interpretations different than those formerly provided by the Office of Thrift Supervision. In addition to its regulatory powers, the OCC also has significant enforcement authority that it can use to address banking practices that it believes to be unsafe and unsound, violations of laws, and capital and operational deficiencies. Regulation includes, among other things, capital and reserve requirements, permissible investments and lines of business, dividend limitations, limitations on products and services offered, loan limits, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the Deposit Insurance Fund, our depositors and the public, rather than our stockholders. We are also subject to regulation by the SEC. Failure to comply with applicable laws, regulations or policies could result in sanction by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, consolidated financial condition and results of operations. In addition, any change in government regulation could have a material adverse effect on our business.
We are subject to increases in FDIC insurance premiums and special assessments by the FDIC, which will adversely affect our earnings. During 2008 and continuing in 2009, higher levels of bank failures dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, in part, permanently raised the current standard maximum deposit insurance amount to $250,000 per customer (up from $100,000). These programs placed additional stress on the Deposit Insurance Fund. In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC increased assessment rates of the insured institutions. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If additional bank or financial institution failures increase, or if the cost of resolving prior failures exceeds expectations, we may be required to pay even higher FDIC premiums than the current levels. Any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.
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
Our internal controls and procedures may fail or be circumvented. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Any (a) failure or circumvention of our controls and procedures, (b) failure to adequately address any internal control deficiencies, or (c) failure to comply with regulations related to controls and procedures could have a material effect on our business, consolidated financial condition and results of operations. See Item 9A “Controls and Procedures” for further discussion of our internal controls.
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
Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed or if we are subject to material unfavorable terms for such capital, we may be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These actions could negatively impact our ability to operate or further expand our operations and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our consolidated financial condition and results of operations.
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
Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 4,745,743 shares of our common stock held by nonaffiliates as of December 8, 2014. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.

We rely on network and information systems and other technologies, and, as a result, we are subject to various Cybersecurity risks. Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. Our business involves the storage and transmission of customers’ personal information. While we have internal policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, as well as contracts and service agreements with applicable outside vendors, we cannot be assured that any such failures, interruptions or security breaches will not occur or, if they do, that they will be addressed adequately. Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business. Although we have implemented measures to prevent security breaches, cyber incidents and other security threats, our facilities and systems, and those of third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events that could have a material adverse affect on our business. Furthermore, the storage and transmission of such data is regulated at the federal and state level. Privacy information security laws and regulation changes, and compliance therewith, may result in cost increases due to system changes and the development of new administrative processes. If we fail to comply with applicable laws and regulations or experience a data security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, our reputation could be damaged, possibly resulting in lost future business, and we could be subject to fines, penalties, administrative orders and other legal risks as a result of a breach or non-compliance.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2014
Location	Leased	Date	(in thousands)
ADMINISTRATIVE OFFICES:
2174 EastRidge Center (5)	Lease	September 30, 2015
Eau Claire, WI 54701

BRANCH OFFICES
Appleton Branch (9)	Lease	January 31, 2019
3701 E Calumet Street
Appleton, WI 54915

Chippewa Falls Branch (4)	Lease	January 31, 2016
2786 Commercial Boulevard
Chippewa Falls, WI 54729

Gordy’s County Market (10)	Lease	October 4, 2015
3310 E Hamilton Ave
Eau Claire, WI 54701

Fairfax Branch	Owned	N/A	$712
219 Fairfax Street
Altoona, WI 54720

Fond du Lac Branch (9)	Lease	January 31, 2019
377 N Rolling Meadows Dr
Fond du Lac, WI 54936

Mondovi Branch (6)	Lease	June 30, 2016
695 E Main Street
Mondovi, WI 54755

Oshkosh Branch (9)	Lease	January 31, 2019
351 S Washburn Street
Oshkosh, WI 54904

Rice Lake Branch (4) (8)	Lease	May 1, 2018
2501 West Avenue
Rice Lake, WI 54868

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2014
Location	Leased	Date	(in thousands)
Westside Branch	Owned	N/A	$237
2125 Cameron Street
Eau Claire, WI 54703

Lake Orion Branch (1)	Lease	February 28, 2017
688 S. LaPeer Road
Lake Orion, MI 48362

Rochester Hills Branch	Owned	N/A	$282
310 W Tienken Road
Rochester Hills, MI 48306

Brooklyn Park Branch	Lease	January 31, 2017
8000 Lakeland Avenue
Brooklyn Park, MN 55445

Faribault Branch (9)	Lease	January 31, 2019
150 Western Avenue
Faribault, MN 55021

Mankato Branch (7)	Lease	May 1, 2016
1901 Madison Ave East, Suite 410
Mankato, MN 56001

Oakdale Branch	Lease	September 30, 2017
7035 10th Street North
Oakdale, MN 55128

Red Wing Branch (9)	Lease	March 3, 2018
295 Tyler Road S
Red Wing, MN 55066

Winona Branch	Lease	January 31, 2018
955 Frontenac Drive
Winona, MN 55987

Menomonie Branch	Lease	March 4, 2016
180 Cedar Falls Road
Menomonie, WI 54751

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2014
Location	Leased	Date	(in thousands)
Neenah Branch (9)	Lease	March 31, 2019
1155 Winneconne Avenue
Neenah, WI 54956

Wisconsin Rapids Branch (2)	Lease	May 27, 2015
4331 8th Street S.
Wisconsin Rapids, WI 54494

Oak Park Heights Branch (3)	Lease	January 31, 2015
5865 Norell Avenue
Oak Park Heights, MN 55082

Plover Branch (2)	Lease	January 31, 2015
250 Crossroads Drive
Plover, WI 54467

Rice Lake Traditional Branch (11)	Lease	October 14, 2023
2850 Decker Drive
Rice Lake, WI 54868

(1)	Effective March 1, 2007, Citizens Community Federal N.A. has a right to cancel this lease, with the cancellation to take effect 90 days after it exercises the right to cancel.

(2)	Effective on or about January 8, 2015, the Wisconsin Rapids and Plover, Wisconsin Branch offices, each located within a Walmart store will close.

(3)	Effective on or about January 7, 2015, the Oak Park Heights, Minnesota Branch office, located within a Walmart store will close.

(4)	Leased WalMart locations each have a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

(5)
Leased Eastridge Center location has a predetermined rent rate increase each year during the term starting in October 2012 for each of the two years remaining in the term and a right to renew for two additional periods of three years, each at negotiated conditions.

(6)	Leased Mondovi location has a lessee annual termination right to cancel.

(7)
Leased Mankato location has a lessee option to extend the lease for up to two five-year periods with the first extension at a predetermined rent rate and the second extension to be reevaluated at fair market rent at the time of extension. In fiscal 2015, the Bank plans to replace this branch office with a full-service traditional Branch in Mankato, Minnesota.

(8)	Leased Rice Lake location has a predetermined rent rate increase each year starting in May 2013 for each of the five years remaining in the term.

(9)
On October 18, 2013, the Bank exercised its first lessee option to extend these leases up to one five-year period, each at predetermined rent rates. Leased Walmart locations each have a lessee option to extend the lease by up to one, five-year period, each at predetermined rent rates.

(10)	Leased Gordy's location has a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

(11)	Leased Rice Lake traditional location has a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company and/or the Bank occasionally become involved in various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
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

	High	Low	Cash dividends per share
Fiscal 2014
First Quarter (three months ended December 31, 2013)	$7.70	$7.21	$—
Second Quarter (three months ended March 31, 2014)	$8.56	$7.29	$0.04
Third Quarter (three months ended June 30, 2014)	$8.50	$7.74	$—
Fourth Quarter (three months ended September 30, 2014)	$9.36	$8.26	$—

Fiscal 2013
First Quarter (three months ended December 31, 2012)	$6.09	$5.56	$—
Second Quarter (three months ended March 31, 2013)	$7.00	$6.00	$0.02
Third Quarter (three months ended June 30, 2013)	$7.39	$6.85	$—
Fourth Quarter (three months ended September 30, 2013)	$7.75	$6.99	$—
The closing price per share of Citizens Community Bancorp, Inc. common stock on September 30, 2014 (the last trading day of our fiscal year end) was $8.85.
We had approximately 373 stockholders of record at December 8, 2014. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. In determining the payment of cash dividends, our Board of Directors considers our earnings, capital and debt servicing requirements, the financial ratio guidelines of our regulators, our financial condition and other relevant factors.
An annual cash dividend was paid in the fiscal year ended September 30, 2014 in the amount of $0.04 per share on March 27, 2014 to stockholders of record as of March 13, 2014. An annual cash dividend was paid in the fiscal year ended September 30, 2013 in the amount of $0.02 per share on April 18, 2013 to stockholders of record as of April 4, 2013. There were no cash dividends declared or paid in the fiscal year ended September 30, 2012.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended September 30, (dollars in thousands, except per share data)
	2014	2013	2012	2011	2010
Selected Results of Operations Data:
Interest income	24,033	$24,575	$27,085	$29,764	$32,759
Interest expense	4,275	5,312	6,591	8,913	11,579
Net interest income	19,758	19,263	20,494	20,851	21,180
Provision for loan losses	1,910	3,143	4,440	5,864	6,901
Net interest income after provision for loan losses	17,848	16,120	16,054	14,987	14,279
Fees and service charges	2,868	2,584	2,068	1,913	1,876
Net impairment losses recognized in earnings	(78)	(797)	(1,332)	(570)	(2,261)
Net (loss) gain on sale of available for sale securities	(168)	552	243	659	—
Goodwill impairment	—	—	—	—	(5,593)
Other non-interest income	794	712	693	615	623
Non-interest income (loss)	3,416	3,051	1,672	2,617	(5,355)
Non-interest expense	18,434	17,489	17,359	17,274	16,970
Income (loss) before provision (benefit) for income taxes	2,830	1,682	367	330	(8,046)
Income tax provision (benefit)	1,047	635	161	137	(955)
Net income (loss)	$1,783	$1,047	$206	$193	$(7,091)
Per Share Data: (1)
Net income (loss) per share (basic) (1)	$0.35	$0.20	$0.04	$0.04	$(1.39)
Net income (loss) per share (diluted) (1)	$0.34	$0.20	$0.04	$0.04	$(1.39)
Cash dividends per common share	$0.04	$0.02	$—	$—	$—
Book value per share at end of period	$11.09	$10.51	$10.73	$10.30	$9.75

CITIZENS COMMUNITY BANCORP, INC.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
	Year ended September 30, (dollars in thousands, except per share data)
	2014	2013	2012	2011	2010
Selected Financial Condition Data:
Total assets	$569,815	$554,521	$530,183	$536,557	$594,365
Investment securities	70,974	79,695	67,111	44,338	41,708
Total loans, net of deferred costs (fees)	470,366	440,863	427,789	431,746	456,232
Total deposits	449,767	447,398	422,058	448,973	476,302
Short-term borrowings (2)	20,000	7,500	22,100	16,000	33,800
Other borrowings (2)	38,891	42,500	27,150	14,400	64,200
Total shareholders’ equity	57,293	54,185	55,103	52,888	49,877
Performance Ratios:
Return on average assets	0.32%	0.19%	0.04%	0.03%	(1.21)%
Return on average total shareholders’ equity	3.20%	1.92%	0.38%	0.38%	(13.48)%
Net interest margin (3)	3.61%	3.62%	3.94%	3.77%	3.84%
Net interest spread (3)
Average during period	3.54%	3.51%	3.81%	3.64%	3.70%
End of period	3.58%	3.69%	3.84%	4.09%	4.39%
Net overhead ratio (4)	2.67%	2.66%	2.94%	2.59%	3.82%
Average loan-to-average deposit ratio	101.57%	99.91%	98.68%	95.97%	105.32%
Average interest bearing assets to average interest bearing liabilities	109.35%	109.92%	109.99%	107.91%	106.51%
Efficiency ratio (5)	79.28%	75.67%	73.87%	71.86%	71.67%
Asset Quality Ratios:
Non-performing loans to total loans (6)	0.34%	0.59%	1.05%	1.02%	1.11%
Allowance for loan losses to:
Total loans (net of unearned income)	1.38%	1.40%	1.34%	1.13%	0.91%
Non-performing loans	410.47%	236.96%	127.44%	111.32%	81.53%
Net charge-offs to average loans	0.35%	0.62%	0.84%	1.15%	1.03%
Non-performing assets to total assets	0.46%	0.66%	0.95%	1.07%	0.93%
Capital Ratios:
Shareholders’ equity to assets (7)	10.05%	9.77%	10.39%	9.86%	8.39%
Average equity to average assets (7)	9.92%	10.08%	10.12%	9.09%	9.00%
Tier 1 capital (leverage ratio) (8)	10.0%	9.9%	10.2%	10.1%	8.9%
Total risk-based capital (8)	16.1%	16.3%	15.4%	14.1%	11.0%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.

(2)	Consists of Federal Home Loan Bank term notes.

(3)
Net interest margin represents net interest income as a percentage of average interest earning assets, and net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition and results of operations that should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended September 30, 2014, 2013 and 2012.
PERFORMANCE SUMMARY
The following is a brief summary of some of the significant factors that affected our operating results in 2014. See the remainder of this section for a more thorough discussion. We reported net income of $1,783 for the year ended September 30, 2014, compared to net income of $1,047 for the year ended September 30, 2013. Basic earnings per share were $0.35 for 2014 compared to $0.20 for the year ended September 30, 2013. Diluted earnings per share were $0.34 for 2014 compared to $0.20 for the year ended September 30, 2013. Return on average assets for the year ended September 30, 2014 was 0.32%, compared to 0.19% for the year ended September 30, 2013. The return on average equity was 3.20% for 2014 and 1.92% for 2013. An annual cash dividend in the amount of $0.04 per share and $0.02 per share was paid in the fiscal year ended September 30, 2014 and 2013, respectively.
Key factors behind these results were:

•
Net interest income was $19,758 for 2014, an increase of $495, or 2.57% from $19,263 for 2013. Interest income decreased to $24,033 from $24,575, or 2.21% from 2014 to 2013. Meanwhile, interest expense decreased to $4,275 during 2014 from $5,312, or 19.52% from 2014 to 2013.

•
The net interest margin for 2014 was 3.61% compared to 3.62% for 2013. The 1 bp decrease in net interest margin was mainly attributable to a 3 bp increase in interest rate spread resulting from a 22 bp decline in return on interest earning assets, which was offset by a 25 bp decrease in the cost of interest bearing liabilities during 2014. Yield on loans decreased 40 bps and average rates paid on deposits decreased 28 bps year over year, respectively, during these two periods. Yields on investment securities decreased 4 bps year over year.

•
Loan charge-offs decreased from a year ago resulting in net charge-offs of $1,584 for 2014, a decrease of $1,124, or 41.51%, compared to $2,708 for 2013. Non-performing loans decreased from $2,608 to $1,585, a $1,023 or 39.23% decrease from 2013 to 2014. Net loan charge-offs represented 0.35% of average loans outstanding in 2014, compared to 0.62% in 2013.

•	Provision for loan losses was reduced to $1,910 for fiscal 2014, compared to $3,143 for fiscal 2013, due to improved asset quality.

•
Non-interest income, which includes OTTI valuation losses, was $3,416 for 2014 and $3,051 for 2013. OTTI losses on securities decreased from $797 in 2013 to $78 in 2014. We realized $552 of net gains on the sale of available for sale securities in 2013 and $168 in net losses on the sale of available for sale securities in 2014.

•	Non-interest expense was $18,434 for 2014, an increase of $945 over 2013.

•	We recognized a tax provision of $1,047 and $635 for 2014 and 2013, respectively.

•
Total loans were $470,366 at September 30, 2014, an increase of $29,503, or 6.69% from their levels at September 30, 2013. Total deposits were $449,767 as of September 30, 2014, compared to $447,398 at September 30, 2013, an increase of $2,369, or 0.53% from their levels at September 30, 2013.

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
We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant, to determine if other-than-temporary impairment exists. Management’s evaluation of the portfolio and determination of whether there is an impairment is based on the following three criteria: (1) Bonds with an unrealized loss greater than 10 percent of the bond’s book value, (2) bonds with an unrealized loss greater than 5 percent and less than 10 percent of book value with a greater than 5 percent unrealized loss for 12 consecutive months, and (3) bonds with an unrealized loss greater than 5 percent for less than 12 months.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of September 30, 2014, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
Intangible Assets.
Intangible assets consist primarily of core deposit intangibles resulting from several bank acquisitions. Core deposit intangibles are recorded as an asset on our consolidated balance sheets, and are amortized on a straight-line basis over their estimated remaining useful lives, which were initially determined at the time of acquisition. See Note 1; “Nature of Business and Summary of Significant Accounting Policies” and Note 6; “Intangible Assets” to our consolidated financial statements.
STATEMENT OF OPERATIONS ANALYSIS
2014 compared to 2013
Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
Net Interest Income. Net interest income represents the difference between the dollar amount of interest earned on interest bearing assets and the dollar amount of interest paid on interest bearing liabilities. The interest income and expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discuses net interest income, interest rate spread, and net interest margin.
Net interest income was $19,758 for 2014, compared to $19,263 for 2013. The net interest margin for 2014 was 3.61% compared to 3.62% for 2013. The 1 bp decrease in net interest margin was mainly attributable to a 3 bp increase in interest rate spread resulting from a 22 bp decline in return on interest earning assets, which was offset by a 25 bp decrease in the cost of interest bearing liabilities during 2014. Prevailing market interest rates remain at historically low levels. As a result, on average, both our interest earning assets and interest bearing liabilities were repriced at lower interest rates during 2014.
As shown in the rate/volume analysis table below, positive volume changes resulted in a $1,048 increase in net interest income in 2014. Average loan volume increases were due to commercial real estate and indirect consumer loan growth in the current fiscal year over the prior fiscal year, arising from management's strategy to continue to diversify its credit portfolio. Interest bearing liabilities volume increases were primarily due to increases in FHLB advances, which represented the most cost efficient funding option for the afore-mentioned loan growth. The increase and changes in the composition of interest earning assets resulted in a $542 decrease in interest income for 2014, offset by a $1,037 decrease in interest expense due to the composition change in interest bearing liabilities. Rate changes on interest earning assets caused a decrease in interest income by $1,727, but were partially offset by rate changes on interest bearing liabilities that reduced interest expense by $1,174, for a net impact of a $553 decrease in net interest income due to changes in interest rates between 2014 and 2013.
For 2014, the yield on interest earning assets declined to 4.39% from 4.61% for 2013. This was caused primarily by a decrease of 40 bp in the loan yield and a 4 bp decline in the yield on investment securities, both reflecting sustained low market interest rates and a continued commitment to stronger credit quality. The average loan yield was 5.00% in 2014 and 5.40% in 2013, respectively. Competitive pricing on new and refinanced loans which resulted in loan growth at lower rates, as well as increased prepayments due to the current low rate environment, both contributed to reduced loan yields in 2014. Yields on securities decreased largely due to increases in holdings of lower risk and lower yielding securities, as well as volatility in prepayments.

For 2014, the cost of interest bearing liabilities decreased 25 bps from 1.10% in 2013, to 0.85%, resulting, in part, from a continuing decrease in interest rates, generally, in 2014. The combined average cost of interest bearing deposits was 0.82%, down 28 bp from 2013, primarily resulting from the continued low short-term interest rate environment during 2014. The average rate paid on FHLB advances increased to 1.10% in 2014 from 1.07% in 2013. The primary factor contributing to the increase in interest rate spread between the periods was an increase in the average balance of outstanding higher rate longer term FHLB borrowings.
We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. However, continued low interest rates will likely reduce our net interest margin.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest earning assets, rates paid on interest bearing liabilities and the resultant spread at September 30 for each of the last three fiscal years shown below. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $546,835 in 2014 compared to $532,505 in 2013. Average loans outstanding increased to $451,933 in 2014 from $429,403 in 2013. Average loans to average interest bearing assets increased to 83% in 2014 from 81% in 2013. Interest income on loans decreased $589, of which $1,181 related to the increase in average outstanding balances and $1,770 related to a reduction in interest income due to lower yields on such loans. Increases in average loans outstanding in 2014 were the result of commercial real estate and indirect consumer loan growth. Balances of securities increased $1,569 on average between the periods due to market opportunities and liquidity reasons. Interest income on securities increased $28 from volume changes and decreased $29 from the impact of the rate environment, for a net $1 decrease in interest income on securities in our investment portfolio between 2014 and 2013.
Average interest bearing liabilities increased $15,620 in 2014 from their 2013 levels, while average net free funds (the total of non-interest bearing demand deposits, accrued expenses, other liabilities and stockholders’ equity less non-interest earning assets) increased $2,047. The increase in average interest bearing liabilities was primarily due to increases in demand deposits and FHLB advances. The increase in average net free funds was primarily due to a decrease in non-interest earning assets. Average interest bearing deposits increased $4,537, or 1.04% to $440,242. Interest expense on interest bearing deposits increased $15 during 2014 from the volume and mix changes and decreased $1,191 from the impact of the rate environment, resulting in an aggregate decrease of $1,176 in interest expense on interest bearing deposits.

	Year ended September 30, 2014			Year ended September 30, 2013			Year ended September 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$15,242	$20	0.13%	$24,326	$41	0.17%	$21,947	$32	0.15%
Loans receivable	451,933	22,612	5.00%	429,403	23,201	5.40%	429,727	25,579	5.95%
Interest bearing deposits	551	6	1.09%	1,781	15	0.84%	3,955	29	0.73%
Investment securities	75,072	1,306	1.74%	73,503	1,307	1.78%	60,159	1,435	2.39%
Non-marketable equity securities, at cost	4,037	89	2.20%	3,492	11	0.32%	4,989	10	0.20%
Total interest earning assets	$546,835	$24,033	4.39%	$532,505	$24,575	4.61%	$520,777	$27,085	5.20%
Average interest bearing liabilities:
Savings accounts	$25,814	$19	0.07%	$24,550	$14	0.06%	$24,278	$19	0.08%
Demand deposits	36,008	90	0.25%	30,080	7	0.02%	26,992	4	0.01%
Money market accounts	142,116	542	0.38%	146,640	775	0.53%	147,760	854	0.58%
CD’s	214,461	2,705	1.26%	211,094	3,636	1.72%	211,745	4,068	1.92%
IRA’s	21,843	259	1.19%	23,341	359	1.54%	24,171	417	1.73%
Total deposits	$440,242	$3,615	0.82%	$435,705	$4,791	1.10%	$434,946	$5,362	1.23%
FHLB Advances	59,837	660	1.10%	48,754	521	1.07%	38,527	1,229	3.19%
Total interest bearing liabilities	$500,079	$4,275	0.85%	$484,459	$5,312	1.10%	$473,473	$6,591	1.39%
Net interest income		$19,758			$19,263			$20,494
Interest rate spread			3.54%			3.51%			3.81%
Net interest margin			3.61%			3.62%			3.94%
Average interest earning assets to average interest bearing liabilities			109.35%			109.92%			109.99%

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e. holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e. holding the initial balance constant). Changes due to both rate and volume which cannot be segregated have been allocated in proportion to the relationship of the dollar amounts of the change in each.

	Year ended September 30, 2014 v. 2013 Increase (decrease) due to			Year ended September 30, 2013 v. 2012 Increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$(13)	$(8)	$(21)	$4	$5	$9
Loans receivable	1,181	(1,770)	(589)	(19)	(2,359)	(2,378)
Interest bearing deposits	(13)	4	(9)	(18)	4	(14)
Investment securities	28	(29)	(1)	285	(413)	(128)
Non-marketable equity securities, at cost	2	76	78	(4)	5	1
Total interest earning assets	$1,185	$(1,727)	$(542)	$248	$(2,758)	$(2,510)
Interest expense:
Savings accounts	$1	$4	$5	$—	$(5)	$(5)
Demand deposits	2	81	83	—	3	3
Money market accounts	(23)	(210)	(233)	(6)	(73)	(79)
CD’s	57	(988)	(931)	(12)	(420)	(432)
IRA’s	(22)	(78)	(100)	(14)	(44)	(58)
Total deposits	15	(1,191)	(1,176)	(32)	(539)	(571)
FHLB Advances	122	17	139	274	(982)	(708)
Total interest bearing liabilities	137	(1,174)	(1,037)	242	(1,521)	(1,279)
Net interest income (loss)	$1,048	$(553)	$495	$6	$(1,237)	$(1,231)

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable incurred credit losses in our loan portfolio. Based on increased historical charge off ratios and the negative influence of certain qualitative and historical factors discussed above under “Critical Accounting Estimates—Allowance for Loan Losses”, the provision for loan losses necessary to ensure an adequate allowance for loan losses continues to remain at elevated levels compared to industry averages.
Net loan charge-offs for the years ended September 30, 2014 and 2013 were $1,584 and $2,708, respectively. Net charge-offs to average loans were 0.35% for 2014 compared to 0.62% for 2013. For 2014, non-performing loans decreased by $1,023 to $1,585 from $2,608 at September 30, 2013. Refer to the “Risk Management and the Allowance for Loan Losses” section below for more information related to non-performing loans.
We recorded provisions for loan losses of $1,910 and $3,143 for the years ended September 30, 2014 and 2013, respectively. Management believes that the provision taken for the year ended September 30, 2014 is adequate in view of the present condition of the loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future.

See Note 1 “Nature of Business and Summary of Significant Accounting Policies - Allowance for Loan Losses” to our consolidated financial statements for further analysis of the provision for loan losses.
Non-Interest Income. The following table reflects the various components of non-interest income for the years ended September 30, 2014, 2013 and 2012 respectively.

	Twelve months ended
	September 30,			Change:
	2014	2013	2012	2014 over 2013	2013 over 2012
Noninterest Income:
Net loss on available for sale securities	$(246)	$(245)	$(1,089)	(0.41)%	77.50%
Service charges on deposit accounts	1,964	1,820	1,529	7.91%	19.03%
Loan fees and service charges	904	768	621	17.71%	23.67%
Other	794	708	611	12.15%	15.88%
Total non-interest income	$3,416	$3,051	$1,672	11.96%	82.48%
Non-interest income was $3,416 for the year ended September 30, 2014, an increase of $365 over the year ended September 30, 2013. During the year ended September 30, 2014, we recorded other-than-temporary impairment (“OTTI”) on available for sale securities of $78, compared to $797 of OTTI recorded during the year ended September 30, 2013, due to a smaller portfolio in our assets subject to OTTI arising from amortization and sale of the entire non-agency mortgage-backed securities portfolio during fiscal 2014. Further, we incurred a net realized loss on the sale of available for sale securities of $168 for the year ended September 30, 2014, compared to a net realized gain on the sale of available for sale securities in the amount of $552 for the year ended September 30, 2013. Service charges on deposit accounts increased during fiscal 2014 due to new deposit products and services. Loan fees and service charges increased due to origination and loan fees related to new commercial and agricultural loan products.
Non-Interest Expense. The following table reflects the various components of non-interest expense for the years ended September 30, 2014, 2013 and 2012, respectively.

	Years ended			Change:
	September 30,			2014 over	2013 over
	2014	2013	2012	2013	2012
Noninterest Expense:
Salaries and related benefits	$9,287	$9,068	$8,502	2.42%	6.66%
Occupancy	2,631	2,493	2,453	5.54%	1.63%
Office	1,499	1,223	1,191	22.57%	2.69%
Data processing	1,531	1,657	1,499	(7.60)%	10.54%
Amortization of core deposit	57	56	209	1.79%	(73.21)%
Advertising, marketing and public relations	370	233	190	58.80%	22.63%
FDIC premium assessment	409	522	693	(21.65)%	(24.68)%
Professional services	552	707	1,187	(21.92)%	(40.44)%
Other	2,098	1,530	1,435	37.12%	6.62%
Total noninterest expense	$18,434	$17,489	$17,359	5.40%	0.75%
Noninterest expense (annualized) / Average assets	3.28%	3.22%	3.25%
Non-interest expense increased $945 or 5.40% to $18,434 for the year ended September 30, 2014 compared to $17,489 for the same period in 2013. The non-interest expense to average assets ratio was 3.28% for the year ended September 30, 2014 compared to 3.22% for the same period in 2013.
Advertising, marketing and public relations expense increased in the current fiscal year due to advertising costs for new deposit products and increased competition as well as advertising costs for the new traditional branch that was opened in

December 2013. Professional services expense decreased in the current fiscal year, primarily due to a legal settlement reimbursing us for legal fees incurred in a prior period. Other expenses increased in the current fiscal year due to modest increases in corporate expense accruals. Ongoing efforts to improve efficiency and cost-effectiveness in delivering banking products to our customers through a mix of traditional branch offices and online or mobile banking options is a priority of our board and management going forward.
Income Taxes. Income tax provision was $1,047 for the year ended September 30, 2014, compared to $635 for the year ended September 30, 2013. The increase in income tax provision resulted primarily from the income tax effects of income before income taxes of $2,830 for the year ended September 30, 2014 compared to income before income taxes of $1,682 for the same period in 2013.
See Note 1, “Nature of Business and Summary of Significant Accounting Policies” and Note 13, “Income Taxes” in the accompanying Notes to Consolidated Financial Statements for a further discussion of income tax accounting. Income tax expense recorded in the accompanying consolidated Statements of Operations involves interpretation and application of certain accounting pronouncements and federal and state tax codes and is, therefore, considered a critical accounting policy. We undergo examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or the amount of the valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.

BALANCE SHEET ANALYSIS
Loans. Total loans outstanding, net of deferred loan fees and costs, increased to $470,366 at September 30, 2014, a 6.69% increase from their balance of $440,863 at September 30, 2013. The following table reflects the composition, or mix, of the loan portfolio at September 30, for the last five completed fiscal years:

	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Consumer	$223,025	47.4%	$252,958	57.4%	$272,441	63.7%	$275,149	63.7%	$262,495	57.5%
Commercial/Agricultural	39,061	8.3%	12,531	2.8%	680	0.2%	190	0.0%	196	0.1%
Total real estate loans	$262,086	55.7%	$265,489	60.2%	$273,121	63.9%	$275,339	63.7%	$262,691	57.6%
Consumer and other loans:
Automobile	12,810	2.7%	12,662	2.9%	13,932	3.3%	15,716	3.6%	18,542	4.1%
Other secured personal loans	188,911	40.2%	158,842	36.0%	136,989	32.0%	139,126	32.2%	171,135	37.5%
Unsecured personal loans	3,512	0.7%	1,835	0.4%	2,805	0.7%	2,583	0.6%	4,636	1.0%
Total consumer and other loans	$205,233	43.6%	$173,339	39.3%	$153,726	35.9%	$157,425	36.5%	$194,313	42.6%
Gross loans	$467,319		$438,828		$426,847		$432,764		$457,004
Net deferred loan costs (fees)	$3,047	0.7%	$2,035	0.5%	$942	0.2%	$(1,018)	(0.2)%	$(772)	(0.2)%
Total loans (net of unearned income and deferred expense)	$470,366	100.0%	$440,863	100.0%	$427,789	100.0%	$431,746	100.0%	$456,232	100.0%
Allowance for loan losses	$(6,506)		$(6,180)		$(5,745)		$(4,898)		$(4,145)
Total loans receivable, net	$463,860		$434,683		$422,044		$426,848		$452,087
At September 30, 2014, real estate loans comprised $262,086, or 55.7% percent of total loans. These loans decreased $3,403 or 1.3% from their balance at September 30, 2013. Consumer real estate loans consist mainly of fixed-rate conventional home mortgages and home equity loans. In September 2014, the bank sold approximately $7.6 million in fixed rate longer term consumer real estate loans. Subsequent to the end of the fiscal year, the bank sold an additional $8.1 million in fixed rate longer term consumer real estate loans. Management believes these sale decisions better position the bank to increase profitability in a variety of interest rate scenarios. As of March 31, 2012, the Bank began offering consumer real estate balloon loans and as of September 30, 2014, there were $18,464 in outstanding balloon loan balances. In fiscal 2013, the Bank expanded commercial real estate lending and as of September 30, 2014, commercial and agricultural real estate loans had increased to $39,061, secured primarily by residential one to four family and multi-family real estate.
Consumer and other loans (secured and unsecured) comprised $205,233, or 43.6% percent of total loans as of September 30, 2014. Consumer and other loans increased by $31,894, or 18.4% at September 30, 2014 from their 2013 fiscal year end balances. Consumer and other loans consist of short-term installment loans, direct and indirect personal property loans, and other personal, agricultural and C&I non-real estate loans. Increases in consumer and other loans resulted primarily from purchased and indirect consumer loans. Consumer loan demand in our local markets, generally, has remained slow, yet steady throughout 2014, and we anticipate this trend to continue into 2015.
Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. We have identified certain loan types within our loan portfolio, including one to four family real estate loans and recreational secured consumer loans that represent concentrations in our portfolio. At September 30, 2014, one to four family real estate loans totaled $223,025 or 47.4% of total loans, compared to $252,958 or 57.4% at September 30, 2013. At September 30, 2014, recreational secured consumer loans totaled $124,600 or 26.5% of total loans, compared to $105,156 or 23.9% of total loans at September 30, 2013. Management believes that no significant concentrations exist within our loan portfolio with respect to industry groups, borrower, geographic location or any other relevant factor. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” in our accompanying consolidated financial statements for tables and discussion regarding the composition of our loan portfolio.

The following table sets forth, for our last five fiscal years, fixed and adjustable rate loans in our loan portfolio:

	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate:
Consumer	$219,977	46.8%	$250,718	56.9%	$269,368	63.0%	$272,073	63.0%	$259,468	56.9%
Commercial/Agricultural	39,061	8.3%	12,531	2.8%	680	0.2%	190	0.1%	196	0.0%
Total fixed rate real estate loans	259,038	55.1%	263,249	59.7%	270,048	63.2%	272,263	63.1%	259,664	56.9%
Consumer and other loans	205,233	43.6%	173,339	39.3%	153,726	35.9%	157,425	36.5%	194,313	42.6%
Total fixed rate loans	464,271	98.7%	436,588	99.0%	423,774	99.1%	429,688	99.5%	453,977	99.5%
Adjustable rate loans:
Real estate:
Consumer	3,048	0.7%	2,240	0.5%	3,073	0.7%	3,076	0.7%	3,027	0.7%
Commercial/Agricultural	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total adjustable rate real estate loans	3,048	0.7%	2,240	0.5%	3,073	0.7%	3,076	0.7%	3,027	0.7%
Consumer and other loans	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total adjustable rate loans	3,048	0.7%	2,240	0.5%	3,073	0.7%	3,076	0.7%	3,027	0.7%
Gross loans	467,319		438,828		426,847		432,764		457,004
Net deferred loan costs	3,047	0.6%	2,035	0.5%	942	0.2%	(1,018)	(0.2)%	(772)	(0.2)%
Total loans (net of unearned income)	470,366	100.0%	440,863	100.0%	427,789	100.0%	431,746	100.0%	456,232	100.0%
Allowance for loan losses	(6,506)		(6,180)		(5,745)		(4,898)		(4,145)
Total loans receivable, net	$463,860		$434,683		$422,044		$426,848		$452,087

Loan amounts and their contractual maturities for the years presented are as follows:

	Real estate				Consumer and other
	Consumer		Commercial/Agricultural		Automobile		Secured personal and other		Unsecured personal		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2015 (1)	$3,839	3.53%	$3,343	4.32%	$273	6.82%	$3,961	5.11%	$1,006	14.50%	$12,422	5.21%
2016	1,840	4.75%	—	—%	1,455	6.56%	2,805	7.59%	571	8.08%	6,671	6.62%
2017	1,605	4.71%	6,107	4.83%	2,511	6.54%	36,683	4.87%	840	8.86%	47,746	5.02%
2018-2019	7,686	4.46%	23,218	5.80%	6,817	5.80%	20,012	7.08%	1,069	8.54%	58,802	6.11%
2020-2021	17,919	3.96%	1,737	5.29%	1,587	5.09%	17,087	7.61%	—	—%	38,330	5.69%
2022-2036	100,166	4.49%	4,656	4.69%	167	5.31%	108,363	5.51%	26	—%	213,378	5.01%
2037 and after	89,970	5.11%	—	—%	—	—%	—	—%	—	—%	89,970	5.11%
	$223,025	4.68%	$39,061	5.37%	$12,810	5.96%	$188,911	5.77%	$3,512	10.19%	$467,319	5.25%

(1)	Includes home equity lines of credit, loans having no stated maturity and overdraft loans.
Our management believes that the critical factors in the overall management of credit or loan quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, recording an adequate allowance to provide for incurred loan losses, and reasonable non-accrual and charge-off policies.
Risk Management and the Allowance for Loan Losses. The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we maintain an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our accompanying Consolidated Statements of Operations as Provision for Loan Losses. See “Provision for Loan Losses” above. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner, as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and that are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest on the affected loan.

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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying loan collateral less the cost of sale. At September 30, 2014, we had 100 Troubled Debt Restructured (TDR) loans, all secured by real estate or personal property with an aggregate recorded investment of $5,581. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” of our accompanying consolidated financial statements for information on what we consider to be a TDR. The total for the 38 such individual TDR loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $2,809 for which $692 in specific ALL was recorded as of September 30, 2014. At September 30, 2014, there were 32 individual substandard loans, not considered TDRs, with an aggregate recorded investment of $120, where estimated fair value was less than their book value (i.e. we deemed impairment to exist). The total specific ALL recorded for the 32 such individual substandard loans was $40 as of September 30, 2014.

	9/30/2014	6/30/2014	Quarters ended 3/31/14	12/31/2013	9/30/2013
Component 1 - Specific credit allocation	$732	818	904	1,051	$983
Component 2 - General and unallocated allowance	5,774	5,520	5,392	5,234	5,197
Allowance for loan losses	$6,506	$6,338	$6,296	$6,285	$6,180
At September 30, 2014, the allowance for loan losses was $6,506, or 1.38% of our total loan portfolio, compared to an allowance for loan losses of $6,180, or 1.40% of the total loan portfolio at September 30, 2013. This level was based on our analysis of the loan portfolio risk at each of September 30, 2014 and September 30, 2013, as discussed above.
During October 2012, the Bank entered into an agreement to purchase consumer loans from a third party on an ongoing basis. A Board of Director determinant was established to limit the purchase of these consumer loans under this arrangement, to a maximum of $40,000, which we expect to attain by June 2015. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased, up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are ultimately charged off. As of September 30, 2014, the balance of the consumer loans purchased was $32,812. The balance in the cash reserve account was $996, which is included in Deposits on the accompanying Consolidated Balance Sheet. The allowance for loan losses, less these third party loans, was 1.49% of total loans as of September 30, 2014.
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

The following table identifies the various components of non-performing assets as of the dates indicated below:

	2014	2013	2012	2011	2010
Nonperforming assets:
Nonaccrual loans	$1,184	$2,125	$4,508	$4,400	$5,084
Accruing loans past due 90 days or more	401	483	—	—	—
Total nonperforming loans (“NPLs”)	1,585	2,608	4,508	4,400	5,084
Other real estate owned	1,025	873	497	1,153	372
Other collateral owned	25	155	45	207	76
Total nonperforming assets (“NPAs”)	$2,635	$3,636	$5,050	$5,760	$5,532
Troubled Debt Restructurings (“TDRs”)	$5,581	$8,618	$8,135	$6,662	$2,714
Nonaccrual TDRs	$249	$1,108	$1,329	$2,206	$—
Average outstanding loan balance	$455,615	$434,326	$429,768	$443,989	$452,696
Loans, end of period (1)	470,366	440,863	427,789	431,746	456,232
Total assets, end of period	569,815	554,521	530,183	536,557	594,365
ALL, at beginning of period	6,180	5,745	4,898	4,145	1,925
Loans charged off:
Real estate loans	(1,238)	(1,525)	(1,984)	(2,476)	(1,168)
Consumer loans	(689)	(1,494)	(1,965)	(2,882)	(3,608)
Total loans charged off	(1,927)	(3,019)	(3,949)	(5,358)	(4,776)
Recoveries of loans previously charged off:
Real estate loans	94	36	30	46	44
Consumer loans	249	275	326	201	51
Total recoveries of loans previously charged off:	343	311	356	247	95
Net loans charged off (“NCOs”)	(1,584)	(2,708)	(3,593)	(5,111)	(4,681)
Additions to ALL via provision for loan losses charged to operations	1,910	3,143	4,440	5,864	6,901
ALL, at end of period	$6,506	$6,180	$5,745	$4,898	$4,145
Ratios:
ALL to NCOs (annualized)	410.73%	228.21%	159.89%	95.83%	88.55%
NCOs (annualized) to average loans	0.35%	0.62%	0.84%	1.15%	1.03%
ALL to total loans	1.38%	1.40%	1.34%	1.13%	0.91%
NPLs to total loans	0.34%	0.59%	1.05%	1.02%	1.11%
NPAs to total assets	0.46%	0.66%	0.95%	1.07%	0.93%
Total Assets:	$569,815	$554,521	$530,183	$536,557	$594,365
 (1) Total loans at September 30, 2014 include $32,413 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Notes to Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.

As the table above indicates, the ALL at September 30, 2014 was $6,506 compared with $6,180 at year-end 2013. Loans increased 6.69% in 2014, while the allowance as a percent of total loans was 1.38% at September 30, 2014 compared to 1.40% at year-end 2013. Loans 30 to 90 days past due decreased significantly during the year ended September 30, 2014 compared to the comparable prior year period, which management believes is indicative of a decreasing likelihood of loans migrating toward nonaccrual or nonperforming status in the future. We believe our improved credit and underwriting policies are supporting more effective lending decisions by the Bank, which increases the likelihood of improved loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. The Bank increased its Commercial and Agricultural loan portfolios from last year as part of its strategic plan. The increased loan volume and introduction of new loan products carries an elevated level of risk as the Bank doesn't have a long history in these business lines. However, we believe our current ALL is adequate to cover probable losses in our current loan portfolio.
For fiscal 2014, net real estate loan charge-offs represented 72% of the total net charge-offs and consumer and other loan charge-offs represented 28% of the total net-charge-offs. Net loan charge-offs were at lower levels in 2014 compared to 2013. Due to lower net charge offs, management believes that it is prudent to provide for loan losses at the same level as net loan charge offs. Certain external factors may result in higher future losses but are not readily determinable at this time, including, but not limited to: unemployment rates, increased taxes and continuing increased regulatory expectations with respect to ALL levels. As a result, our analysis may show a need to increase our ALL as a percentage of total loans and nonperforming loans for the near future. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses on the loans charged off.
Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We employ early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as either 90 days or more past due or non-accrual. The accrual of interest income is discontinued according to the following schedules:
• Commercial Loans, including Agricultural and C&I loans, past due 90 days or more;
• Closed end consumer loans past due 120 days or more; and
• Real estate loans and open ended consumer loans past due 180 days or more.
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
Non-performing loans decreased $1,023 (39.2%) during the year ended September 30, 2014 from their balances at 2013 fiscal year end. The non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Non-performing assets include non-performing loans, other real estate owned and other collateral owned. Our non-performing assets were $2,635 at September 30, 2014, or 0.46% of total assets. This represented a decrease from $3,636, or 0.66% of total assets, at September 30, 2013. The decrease since September 30, 2013 was primarily due to a decrease in non-performing loans as a result of overall credit quality improvement within our loan portfolio.
Other real estate owned and other collateral owned is comprised of foreclosed collateral assets held by the Bank until sold. Other real estate owned (OREO) increased by $152 and other collateral owned decreased by $130 during the year ended September 30, 2014 from their balances as of September 30, 2013. We continue to aggressively liquidate our OREO and other collateral owned as part of our overall credit risk strategy.
Investment Securities. We manage our securities portfolio in an effort to improve interest rate risk, enhance income, and provide liquidity. Our Investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities held to maturity were $8,785 at September 30, 2014, compared with $0 at September 30, 2013. Securities available for sale, which represent the majority of our investment portfolio, were $62,189 at September 30, 2014, compared with $79,695 at September 30, 2013. The securities that comprised our non-agency residential mortgage-backed securities (MBS) portfolio were originally purchased throughout 2007 and early 2008 and were generally secured by prime 1-4 family residential mortgage loans. These securities were all rated “AAA” or the equivalent by major credit rating agencies at the time of their original purchase, but had been downgraded from investment grade to below investment grade in recent years. During the quarter ended March 31, 2014, the entire remaining book value of our non-agency residential MBS portfolio, which consisted of two remaining securities and totaled $1,504, was sold. The market for these securities recently improved due to general economic conditions. Taking into consideration these developments and other factors, we determined that it was still likely the Bank would not collect all amounts due according to the contractual terms of these securities. Therefore, the remaining non-agency residential MBS portfolio was sold at a loss of $183, which loss is included in net (loss) gain on sale of available for sale securities in the total non-interest income section of our accompanying Consolidated Statements of Operations during the year ended September 30, 2014. As part of our asset and liability management activities, we had previously reviewed our non-agency MBS portfolio on a quarterly basis. The results of our quarterly analysis indicated fair value adjustments and other-than-temporary impairment (“OTTI”) totaling $78 for the year ended September 30, 2014, compared to $1,412 for the year ended September 30, 2013.

As noted above, during the year ended September 30, 2014, the two remaining non-agency MBS securities, for which other-than-temporary impairment had been previously recorded, were sold. The following table is a roll forward of the amount of other-than-temporary impairment, related to credit losses, recognized in earnings during the year ended September 30, 2014.

September 30, 2013, balance of OTTI related to credit losses	$1,250
Credit portion of OTTI on securities for which OTTI was not previously recognized	91
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	(13)
Credit portion of OTTI on securities in default for which OTTI was previously recognized	—
Credit portion of OTTI previously recognized on securities sold during the period	(1,328)
September 30, 2014, balance of OTTI related to credit losses	$—

The amortized cost and market values of our investment securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
September 30, 2014
U.S. government agency obligations	$23,076	$22,103
Obligations of states and political subdivisions	11,432	11,194
Mortgage-backed securities	29,058	28,827
Federal Agricultural Mortgage Corporation	71	65
Total available for sale securities	$63,637	$62,189

September 30, 2013
U.S. government agency obligations	$29,702	$27,866
Obligations of states and political subdivisions	11,647	10,970
Mortgage-backed securities	40,378	39,633
Non-agency mortgage-backed securities	1,842	1,226
Total available for sale securities	$83,569	$79,695

Held to maturity securities	Amortized Cost	Fair Value
September 30, 2014
Obligations of states and political subdivisions	$1,465	$1,464
Mortgage-backed securities	7,320	7,344
Total held to maturity securities	$8,785	$8,808

September 30, 2013
Obligations of states and political subdivisions	$—	$—
Mortgage-backed securities	—	—
Total held to maturity securities	$—	$—
The following tables show the fair value and gross unrealized losses of securities with unrealized losses at September 30, 2014 and 2013, respectively, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014:
U.S. government agency obligations	$—	$—	$22,103	$973	$22,103	$973
Obligations of states and political subdivisions	574	1	8,817	254	9,391	255
Mortgage-backed securities	8,167	66	12,518	303	20,685	369
Federal Agricultural Mortgage Corporation	65	6	—	—	65	6
Total available for sale securities	$8,806	$73	$43,438	$1,530	$52,244	$1,603

September 30, 2013:
U.S. government agency obligations	$27,866	$1,836	$—	$—	$27,866	$1,836
Obligations of states and political subdivisions	9,320	585	1,650	92	10,970	677
Mortgage-backed securities	27,690	885	—	—	27,690	885
Non-agency mortgage-backed securities	—	—	1,226	616	1,226	616
Total available for sale securities	$64,876	$3,306	$2,876	$708	$67,752	$4,014

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014:
Obligations of states and political subdivisions	$345	$5	$—	$—	$345	$5
Mortgage-backed securities	3,364	9	—	—	3,364	9
Total held to maturity securities	$3,709	$14	$—	$—	$3,709	$14

September 30, 2013:
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Total held to maturity securities	$—	$—	$—	$—	$—	$—

The composition of our investment securities portfolio by credit rating as of the periods indicated below was as follows:

	September 30,
	2014		2013
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$52,134	$50,930	$70,080	$67,499
AAA	602	586	1,441	1,342
AA	9,553	9,343	8,685	8,196
A	919	905	1,192	1,119
BBB	—	—	—	—
Below investment grade	—	—	1,842	1,226
Non-rated	429	425	329	313
Total available for sale securities	$63,637	$62,189	$83,569	$79,695

	September 30,
	2014		2013
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$7,320	$7,344	$—	$—
AAA	—	—	—	—
AA	880	882	—	—
A	235	237	—	—
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	345	—	—
Total held to maturity securities	$8,785	$8,808	$—	$—
At September 30, 2014, securities in the amount of $4,606 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of September 30, 2014, this line of credit had a zero balance. The Bank has also pledged certain of its U.S. Government Agency securities as collateral against specific municipal deposits.
Intangible Assets. We have other intangibles of $161, comprised of core deposit intangible assets arising from various acquisitions from 2002 through 2008. Amortization expense, calculated on a straight line basis, was $57 and $56 for each of the years ended September 30, 2014 and 2013, respectively. Annually, we assess the reasonableness of the remaining useful life assumptions assigned to each core deposit intangible asset. No changes were made during 2014 in the remaining useful lives of our core deposit intangibles, which originally ranged from approximately 7 to 15 years.
Deposits. Deposits are our largest source of funds. Average total deposits for 2014 were $440,242, an increase of 1.04% from the level of average total deposits for 2013. Deposits increased to $449,767 at September 30, 2014, from $447,398 at September 30, 2013, due primarily to an increase in commercial and municipal deposits, mostly offset by the sale of deposits and branch closures. During the quarter ended June 30, 2013, we began offering money market accounts as an alternative deposit opportunity for municipalities within our branch network. Through the municipal deposit account relationships, we believe the Bank has become more visible within the communities we serve, while allowing a low cost funding opportunity and deposit portfolio diversification. As of September 30, 2014, the balance in the municipal money market accounts was approximately $16,187 and the balance in municipal certificate of deposit accounts was approximately $13,398.
Our objective is to grow core deposits and build customer relationships with convenience, customer service, and by expanding our deposit product offerings with competitive pricing. Management expects to continue to place emphasis on both retaining and generating additional core deposits in 2015 through competitive pricing of deposit products and through the branch delivery systems that we have already established.

Institutional certificates of deposit as a funding source increased $4,842 from their balance as of September 30, 2013. Institutional certificates of deposit remain an important part of our deposit mix, as we continue to pursue funding sources to lower the Bank's cost of funds. Brokered deposits, included in institutional certificates of deposit, were $11,960 at both September 30, 2014 and September 30, 2013. Brokered deposit levels are within all regulatory directives thereon.

Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances increased from $50,000 as of September 30, 2013, to $58,891 as of September 30, 2014, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds.
Stockholders’ Equity. Total stockholders’ equity was $57,293 at September 30, 2014, versus $54,185 at September 30, 2013. The increase resulted from net income of $1,783 for the year ended September 30, 2014, along with an increase in other comprehensive income related to: (a) unrealized losses on available for sale securities, net of tax, of $1,509; (b) changes in unrealized gain, resulting from sale of available for sale securities, net of tax, of $101; and (c) changes for realized losses on available for sale securities for the OTTI write-down, net of tax, of $47.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than or equal to one-year. At September 30, 2014, our liquidity ratio was 9.91 percent, which was slightly below our targeted liquidity ratio of 10 percent.
Our primary sources of funds are: deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $80,381 of our $246,459 (32.6%) CD portfolio will mature within the next 12 months, we have historically retained over 70 percent of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching, our retention rate may decrease in the future due to our philosophy of building customer relationships – not just deposit accounts. Through new deposit product offerings to our branch customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In our present interest rate environment, and based on maturing yields, this should also improve our cost of funds. While we believe some of our in-store branches attract core deposits and enhance long-term liquidity, a key component to our broader liquidity management strategy, we will continue to analyze the profitability of our branch network and focus our resources on our most productive markets to enhance profitability and expand market share.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $82,000 available under this arrangement. We also maintain lines of credit of $3,700 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan.

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
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2014, the Company had approximately $16,119 in unused commitments, compared to approximately $12,678 in unused commitments as of September 30, 2013.
Capital Resources. As of September 30, 2014, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions. Below are the amounts and ratios for our capital levels as of the dates noted below.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2014 (Audited)
Total capital (to risk weighted assets)	$62,116,000	16.1%	$30,793,000	> =	8.0%	$38,491,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	57,283,000	14.9%	15,396,000	> =	4.0%	23,095,000	> =	6.0%
Tier 1 capital (to adjusted total assets)	57,283,000	10.0%	22,991,000	> =	4.0%	28,739,000	> =	5.0%
As of September 30, 2013 (Audited)
Total capital (to risk weighted assets)	$59,297,000	16.3%	$29,182,000	> =	8.0%	$36,478,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	54,717,000	15.0%	14,591,000	> =	4.0%	21,887,000	> =	6.0%
Tier 1 capital (to adjusted total assets)	54,717,000	9.9%	22,220,000	> =	4.0%	27,775,000	> =	5.0%

At September 30, 2014, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended September 30, 2014 and 2013:
Year ended September 30, 2014:

	December 31,	March 31,	June 30,	September 30,
Interest income	$6,083	$5,874	$5,970	$6,106
Interest expense	1,103	1,042	1,046	1,084
Net interest income	4,980	4,832	4,924	5,022
Provision for loan losses	600	480	455	375
Net interest income after provision for loan losses	4,380	4,352	4,469	4,647
Non-interest income	876	632	921	987
Non-interest expense	4,781	4,479	4,498	4,676
Income before income tax expense	475	505	892	958
Provision for income tax	172	184	334	357
Net income	$303	$321	$558	$601
Basic earnings per share	$0.06	$0.06	$0.11	$0.12
Diluted earnings per share	$0.06	$0.06	$0.11	$0.11
Dividends paid	$—	$0.04	$—	$—

Year ended September 30, 2013:

	December 31,	March 31,	June 30,	September 30,
Interest income	$6,370	$6,098	$5,973	$6,134
Interest expense	1,409	1,329	1,298	1,276
Net interest income	4,961	4,769	4,675	4,858
Provision for loan losses	900	765	750	728
Net interest income after provision for loan losses	4,061	4,004	3,925	4,130
Non-interest income	760	696	689	906
Non-interest expense	4,392	4,157	4,359	4,581
Income before income tax expense	429	543	255	455
Provision for income tax	169	210	89	167
Net income	$260	$333	$166	$288
Basic earnings per share	$0.05	$0.06	$0.03	$0.06
Diluted earnings per share	$0.05	$0.06	$0.03	$0.06
Dividends paid	$—	$0.02	$—	$—
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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest earning assets and interest bearing liabilities. These policies are implemented by our Asset and Liability Management Committee. The Asset and Liability Management Committee is comprised of members of the Bank's senior management and the Bank's Board of Directors. The Asset and Liability Management Committee establishes guidelines for and monitors the volume and mix of our assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The Committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk and profitability goals for the Bank. The Asset and Liability Management Committee meets on a regularly scheduled basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the Committee recommends strategy changes, as appropriate, based on this review. The Committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a regularly scheduled basis.
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

•
managing our exposure to changes in interest rates, including, but not limited to the sale of longer term fixed rate consumer loans. In September 2014, the bank sold approximately $7.6 million in fixed rate longer term consumer real estate loans to lessen our exposure to changes in interest rates. Subsequent to the end of the fiscal year, the bank sold an additional $8.1 million in fixed rate longer term consumer real estate loans. Additional loan sales may occur in the future if the analysis proves advantageous to the Bank; and

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
The following table sets forth, at September 30, 2014 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of September 30, 2014, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$22,109	$(50,199)	(69)%	4.37%	(812)	bp
+200 bp	42,829	(29,479)	(41)%	8.04%	(445)
+100 bp	59,966	(12,342)	(17)%	10.75%	(174)
0 bp	72,308	—	—%	12.49%	—
-100 bp	78,457	6,149	9%	13.19%	70

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2014 (the most recent date available).

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change in Net Interest Income

+300 bp	$(2,183)	(10.06)%
+200 bp	(1,050)	(4.84)%
+100 bp	(476)	(2.19)%
0 bp	(291)	(1.34)%
-100 bp	(380)	(1.75)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
As shown above, at September 30, 2014, the effect of an immediate 300 bp increase in interest rates would decrease our net interest income by $2,183 or 10.06%. The effect of an immediate 100 bp reduction in rates would decrease our net interest income by $380.
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
Management assessed the Company’s systems of internal control over financial reporting as of September 30, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of September 30, 2014, the Company maintained effective internal control over financial reporting based on those criteria.

CITIZENS COMMUNITY BANCORP, INC.
December 8, 2014
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders, Audit Committee and Board of Directors
Citizens Community Bancorp, Inc. and Subsidiary
Eau Claire, WI
We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary (the "company") as of September 30, 2014 and 2013, and the related consolidated statements of income, other comprehensive income (loss), changes in stockholders’ equity and cash flows for the years ended September 30, 2014, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Community Bancorp, Inc. and Subsidiary as of September 30, 2014 and 2013 and the results of their operations and cash flows for the years ended September 30, 2014, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.
/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, MN
December 8, 2014

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2014 and September 30, 2013
(in thousands, except share data)

	September 30, 2014	September 30, 2013
Assets
Cash and cash equivalents	$11,434	$17,601
Other interest bearing deposits	245	1,988
Investment securities (at fair value of $70,997 and $79,695)	70,974	79,695
Non-marketable equity securities, at cost	5,515	3,300
Loans receivable	470,366	440,863
Allowance for loan losses	(6,506)	(6,180)
Loans receivable, net	463,860	434,683
Office properties and equipment, net	3,725	4,835
Accrued interest receivable	1,478	1,469
Intangible assets	161	218
Foreclosed and repossessed assets, net	1,050	1,028
Other assets	11,373	9,704
TOTAL ASSETS	$569,815	$554,521
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$449,767	$447,398
Federal Home Loan Bank advances	58,891	50,000
Other liabilities	3,864	2,938
Total liabilities	512,522	500,336
Stockholders’ equity:
Common stock—$0.01 par value, authorized 30,000,000; 5,167,061 and 5,154,891 shares issued and outstanding, respectively	52	51
Additional paid-in capital	54,257	54,116
Retained earnings	4,049	2,473
Unearned deferred compensation	(223)	(169)
Accumulated other comprehensive loss	(842)	(2,286)
Total stockholders’ equity	57,293	54,185
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,815	$554,521
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
Years Ended September 30, 2014, 2013 and 2012
(in thousands, except per share data)

	2014	2013	2012
Interest and dividend income:
Interest and fees on loans	$22,612	$23,201	$25,579
Interest and dividends on investments	1,421	1,374	1,506
Total interest and dividend income	24,033	24,575	27,085
Interest expense:
Interest on deposits	3,615	4,791	5,362
Interest on borrowed funds	660	521	1,229
Total interest expense	4,275	5,312	6,591
Net interest income before provision for loan losses	19,758	19,263	20,494
Provision for loan losses	1,910	3,143	4,440
Net interest income after provision for loan losses	17,848	16,120	16,054
Non-interest income:
Total fair value adjustments and other-than-temporary impairment	(78)	(1,412)	461
Portion of loss recognized in other comprehensive income loss (gain) (before tax)	—	615	(1,793)
Net (loss) gain on sale of available for sale securities	(168)	552	243
Net loss on available for sale securities	(246)	(245)	(1,089)
Service charges on deposit accounts	1,964	1,820	1,529
Loan fees and service charges	904	768	621
Other	794	708	611
Total non-interest income	3,416	3,051	1,672
Non-interest expense:
Salaries and related benefits	9,287	9,068	8,502
Occupancy	2,631	2,493	2,453
Office	1,499	1,223	1,191
Data processing	1,531	1,657	1,499
Amortization of core deposit intangible	57	56	209
Advertising, marketing and public relations	370	233	190
FDIC premium assessment	409	522	693
Professional services	552	707	1,187
Other	2,098	1,530	1,435
Total non-interest expense	18,434	17,489	17,359
Income before provision for income tax	2,830	1,682	367
Provision for income taxes	1,047	635	161
Net income attributable to common stockholders	$1,783	$1,047	$206
Per share information:
Basic earnings	$0.35	$0.20	$0.04
Diluted earnings	$0.34	$0.20	$0.04
Cash dividends paid	$0.04	$0.02	$—
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Other Comprehensive Income (Loss)
Years ended September 30, 2014, 2013 and 2012
(in thousands, except per share data)

	2014	2013	2012
Net income attributable to common stockholders	$1,783	$1,047	$206
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period	1,509	(2,793)	823
Reclassification adjustment for (losses) gains included in net income	(101)	332	146
Change for realized losses on securities available for sale for other-than-temporary impairment (OTTI) write-down	47	478	799
Unrealized gains (losses) on securities	1,455	(1,983)	1,768
Defined benefit plans:
Amortization of unrecognized prior service costs and net (losses) gains	(11)	49	198
Total other comprehensive income (loss), net of tax	1,444	(1,934)	1,966
Comprehensive income (loss)	$3,227	$(887)	$2,172

Reclassifications out of accumulated other comprehensive income (loss) for the twelve months ended September 30, 2014 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$(168)		Net (loss) gain on sale of available for sale securities
Realized losses on securities available for sale for OTTI write-down	(78)		Total fair value adjustments and other-than-temporary impairment
	(246)
	98		Provision for income taxes
Total reclassifications for the period	$(148)		Net income attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity
Years Ended September 30, 2014, 2013 and 2012
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2011	5,133,570	$51	$53,934	$1,323	$(102)	$(2,318)	52,888
Net income				206			206
Other comprehensive income, net of tax						1,966	1,966
Forfeiture of unvested shares - 520 shares	(520)						—
Common stock awarded under recognition and retention plan - 2,500 shares	2,500		14		(14)		—
Stock option expense			21				21
Amortization of restricted stock					22		22
Balance, September 30, 2012	5,135,550	$51	$53,969	$1,529	$(94)	$(352)	$55,103
Net income				1,047			1,047
Other comprehensive loss, net of tax						(1,934)	(1,934)
Forfeiture of unvested shares - 503 shares	(503)						—
Surrender of vested shares - 639 shares	(639)		(4)				(4)
Common stock awarded under recognition and retention plan - 20,483 shares	20,483		120		(120)		—
Stock option expense			31				31
Amortization of restricted stock					45		45
Cash dividends ($0.02 per share)				(103)			(103)
Balance, September 30, 2013	5,154,891	$51	$54,116	$2,473	$(169)	$(2,286)	$54,185
Net income				1,783			1,783
Other comprehensive income, net of tax						1,444	1,444
Surrender of vested shares - 2,830 shares	(2,830)		(22)				(22)
Common stock awarded under the equity incentive plan	15,000	1	120		(120)		1
Stock option expense			43				43
Amortization of restricted stock					66		66
Cash dividends ($0.04 per share)				(207)			(207)
Balance, September 30, 2014	5,167,061	$52	$54,257	$4,049	$(223)	$(842)	$57,293
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended September 30, 2014, 2013 and 2012
(in thousands, except per share data)

	2014	2013	2012
Cash flows from operating activities:
Net income attributable to common stockholders	$1,783	$1,047	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	1,024	1,008	988
Depreciation	1,116	1,079	1,043
Provision for loan losses	1,910	3,143	4,440
Net realized loss (gain) on sale of securities	168	(552)	(243)
Other-than-temporary impairment on mortgage-backed securities	78	797	1,332
Amortization of core deposit intangible	57	56	209
Amortization of restricted stock	66	45	22
Stock based compensation expense	43	31	21
Loss on sale of office properties	323	168	134
Benefit (provision) for deferred income taxes	943	182	(1,829)
Net gains from disposals of foreclosed properties	(94)	(96)	(64)
Provision for valuation allowance on foreclosed properties	74	76	271
(Increase) decrease in accrued interest receivable and other assets	(474)	488	2,874
Increase (decrease) in other liabilities	926	(834)	(326)
Total adjustments	6,160	5,591	8,872
Net cash provided by operating activities	7,943	6,638	9,078
Cash flows from investing activities:
Purchase of investment securities	(20,506)	(71,544)	(59,114)
Purchase of bank owned life insurance	(3,000)	(3,000)	—
Net decrease (increase) in interest-bearing deposits	1,743	(1,988)	9,543
Proceeds from sale of securities available for sale	23,491	44,780	27,065
Principal payments on investment securities	6,892	9,621	10,146
Proceeds from sale of non-marketable equity securities	—	500	1,987
Purchase of non-marketable equity securities	(2,215)	—	—
Proceeds from sale of foreclosed properties	1,856	1,818	2,067
Net increase in loans	(33,076)	(17,917)	(1,203)
Net capital expenditures	(485)	(549)	(473)
Net cash received from sale of office properties	159	—	465
Net cash used in investing activities	(25,141)	(38,279)	(9,517)
Cash flows from financing activities:
Net increase in Federal Home Loan Bank advances	8,891	750	18,850
Net increase (decrease) in deposits	2,369	25,340	(26,915)
Surrender of restricted shares of common stock	(22)	(4)	—
Cash dividends paid	(207)	(103)	—
Net cash provided by (used in) financing activities	11,031	25,983	(8,065)
Net decrease in cash and cash equivalents	(6,167)	(5,658)	(8,504)
Cash and cash equivalents at beginning of period	17,601	23,259	31,763
Cash and cash equivalents at end of period	$11,434	$17,601	$23,259
Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$3,612	$3,667	$5,360
Interest on borrowings	$646	$543	$1,273
Income taxes	$86	$790	$281
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$1,989	$2,173	$1,617
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements of Citizens Community Federal N.A. (the “Bank”) included herein have been included by its parent company, Citizens Community Bancorp, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Citizens Community Bancorp (“CCB”) was a successor to Citizens Community Federal as a result of a regulatory restructuring into the mutual holding company form, which was effective on March 29, 2004. Originally, Citizens Community Federal was a credit union. In December 2001, Citizens Community Federal converted to a federal mutual savings bank. In 2004, Citizens Community Federal reorganized into the mutual holding company form of organization. In 2006, Citizens Community Bancorp completed its second-step mutual to stock conversion.
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
On April 18, 2014, Citizens Community Bancorp, Inc. received written notice from the Federal Reserve Bank of
Minneapolis (the "FRB") notifying the Company of the FRB's approval of the Company becoming a bank holding company as a result of the conversion of the Bank from a federally-chartered savings bank to a National Bank, which approval was also effective as of May 31, 2014.
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary. The Bank originates residential, commercial, agricultural, consumer and commercial and industrial (C&I) loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 23 full-service offices; eight stand-alone locations and 15 branches, predominantly located inside Walmart Supercenters. In October 2014, we announced the closing of three in-store branches, effective January 2015; and the relocation of the Mankato, Minnesota branch to a new full-service traditional branch in Mankato, MN in 2015. We intend to review our branch network to deploy assets and capital to growth markets and exit markets where we have limited growth opportunities. Through all of our branch locations in Wisconsin, Minnesota and Michigan, we provide a variety of commercial and consumer banking products and services to customers, including online and mobile banking options.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through December 8, 2014, the date on which the financial statements were available to be issued. As of December 8, 2014, there were no subsequent events which required recognition or disclosure.
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
Use of Estimates—Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying annual report on Form 10-K for the year ended September 30, 2014 and external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
Cash and Cash Equivalents—For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash, due from banks, and interest bearing deposits with original maturities of three months or less.
Investment Securities; Held to Maturity and Available for Sale – Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of the date of each statement of financial position date. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Investment securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with unrealized holding gains and losses deemed other than temporarily impaired due to non-credit issues being reported in other comprehensive income (loss), net of tax. Unrealized losses deemed other-than-temporary due to credit issues are reported in the Company’s earnings in the period in which the losses arise. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities. Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method.
Declines in the fair value of securities below their cost that are other than temporary due to credit issues are reflected as “Net (loss) gain on available for sale securities” in the accompanying Consolidated Statement of Operations. In estimating other-than-temporary impairment (OTTI), management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of OTTI that is recognized in operations and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss), net of the related tax effect.
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
Non-marketable Equity Securities — Non-marketable equity securities are comprised of Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock, and are carried at cost in the amounts of $3,820 and $1,695 respectively.
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
FHLB stock is evaluated quarterly for impairment. Quarterly cash dividends were paid in November 2013 and in February 2014 at an annualized dividend rate of 0.30%. Quarterly cash dividends were paid in May 2014 and in August 2014 at an annualized dividend rate of 0.50% per share. Based on management’s quarterly evaluation, no impairment has been recorded on these securities.
As a National Banking Association, the Bank must be a member of the Federal Reserve system. Each member bank is required to subscribe to Federal Reserve Stock in an amount equal to 6 percent of its capital and surplus. Although the par value of the stock is $100 per share, banks (including the Bank) pay only $50 per share at the time of purchase, with the understanding that the other half of the subscription amount is subject to call at any time. Dividends are paid at the statutory rate of 6 percent per annum, or $1.50 per share semi-annually on the last business day of June and December.
Foreclosed and Repossessed Assets, net – Assets acquired through foreclosure or repossession, are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and are included in "non-interest expense, other" on the accompanying Consolidated Statements of Operations. Foreclosed and repossessed asset balances were $1,050 and $1,028 at September 30, 2014 and September 30, 2013, respectively.
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
Intangible Assets—Intangible assets consist of core deposit intangible assets arising from branch acquisitions. They were initially measured at fair value and amortized over their estimated useful lives, ranging from 7 to 15 years. The balance of core deposit intangible assets, were $161 and $218 at September 30, 2014 and 2013, respectively. Amortization expense related to these core deposit intangible assets was $57, $56 and $209 for the years ended September 30, 2014, 2013 and 2012, respectively. Accumulated amortization on core deposit intangible assets was $2,360 and $2,303, at September 30, 2014 and 2013, respectively.

Interest Bearing Deposits—Other interest bearing deposits mature within one year and are carried at cost, which approximates their fair value.
Advertising, Marketing and Public Relations Expense—The Company expenses all advertising, marketing and public relations costs as they are incurred. Total costs for the years ended September 30, 2014, 2013, and 2012 were $370, $233, and $190, respectively.
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
Off-Balance-Sheet Financial Instruments—In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and commitments under lines of credit arrangements, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable.
Other Comprehensive Income (Loss)—Accumulated and other comprehensive income or loss is comprised of the unrealized and realized losses on securities available for sale and pension liability adjustments, net of tax, and is shown on the accompanying Consolidated Statements of Other Comprehensive Income (Loss).
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
Adoption of New Accounting Standards - In August, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-14 - "Receivables; Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". ASU 2014-14 is intended to improve accounting and disclosure consistency related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. For public entities, ASU 2014-09 is effective on a prospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company expects the adoption of ASU 2014-14 to have no material effect on the Company's results of operations, financial position or cash flows.
In May, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 - "Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to clarify and simplify revenue recognition principles, develop a common revenue standard across industries and accounting frameworks, and improve the usefulness and consistency of revenue reporting. For public entities, ASU 2014-09 is effective on a retrospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. The Company expects the adoption of ASU 2014-09 to have no material effect on the Company's results of operations, financial position or cash flows.
In January, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-04 - "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)". ASU 2014-04 is intended to improve consistency among reporting entities by clarifying when an in substance foreclosure occurs, that is, when a creditor should derecognize a loan and recognize the corresponding real estate collateral as a separate asset. For public entities, ASU 2014 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company expects the adoption of ASU 2014-04 to have no material effect on the Company's results of operations, financial position or cash flows.
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

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Investment securities:
U.S. government agency obligations	$22,103	$—	$22,103	$—
Obligations of states and political
subdivisions	12,658	—	12,658	—
Mortgage-backed securities	36,171	—	36,171	—
Federal Agricultural Mortgage Corporation	65	—	65	—
Total	$70,997	$—	$70,997	$—
September 30, 2013
Investment securities:
U.S. government agency obligations	$27,866	$—	$27,866	$—
Obligations of states and political
subdivisions	10,970	—	10,970	—
Mortgage-backed securities	39,633	—	39,633	—
Non-agency mortgage-backed securities	1,226	—	—	1,226
Total	$79,695	$—	$78,469	$1,226
The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for each of the twelve months ended September 30, 2014 and 2013:

	Twelve Months Ended
	September 30, 2014	September 30, 2013
Balance beginning of period	$1,226	$6,586
Total gains or losses (realized/unrealized):
Included in earnings	(274)	(797)
Included in other comprehensive income (loss)	615	1,322
Sales	(1,321)	(3,802)
Payments, accretion and amortization	(246)	(2,083)
Balance end of period	$—	$1,226
Assets Measured on a Nonrecurring Basis
Fair value of foreclosed assets is determined, initially, by a third-party appraisal. Subsequent to foreclosure, valuations are periodically performed by management to identify potential changes in fair value. Fair value of loans restructured in a troubled debt restructuring is based on the value of the underlying collateral at the time of the restructuring, which is determined by either a third-party appraisal for real estate loans, or a third party price quote on secured consumer loans. The following table presents, for the periods shown below, the Company's fair value for foreclosed and repossessed assets and TDRs in accordance with the fair value hierarchy described above.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Foreclosed and repossessed assets, net	$1,050	$—	$—	$1,050
Loans restructured in a TDR	5,581	—	—	5,581
Total	$6,631	$—	$—	$6,631
September 30, 2013
Foreclosed and repossessed assets, net	$1,028	$—	$—	$1,028
Loans restructured in a TDR	8,618	—	—	8,618
Total	$9,646	$—	$—	$9,646
The fair value of TDRs was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting TDRs.
The fair value of foreclosed and repossessed assets was determined by obtaining market price quotes from independent third parties wherever such quotes were available. Where such quotes are not available, the Company utilized independent third party appraisals to support the Company’s estimates and judgments in determining fair value.
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
Other interest bearing Deposits
Fair value of interest bearing deposits is estimated based on their carrying amounts.
Non-marketable Equity Securities, at cost
Non-marketable equity securities are comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock carried at cost in the amounts of $3,820 and $1,695 respectively, which is its redeemable fair value since the market for each category of this stock is restricted.
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, commercial and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the applicable loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification.
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
The carrying amount and estimated fair value of financial instruments as of the dates indicated were as follows:

	September 30, 2014		September 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$11,434	$11,434	$17,601	$17,601
Interest-bearing deposits	245	245	1,988	1,988
Investment securities	70,974	70,997	79,695	79,695
Non-marketable equity securities, at cost	5,515	5,515	3,300	3,300
Loans receivable, net	463,860	479,961	434,683	448,846
Accrued interest receivable	1,478	1,478	1,469	1,469
Financial liabilities:
Deposits	$449,767	$454,170	$447,398	$451,225
FHLB advances	58,891	59,331	50,000	49,676
Accrued interest payable	13	13	11	11

NOTE 3 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS
Major classifications of loans as of September 30, 2014 and 2013, respectively, were as follows:

	September 30, 2014	September 30, 2013
Real estate loans:
Consumer	$223,025	$252,958
Commercial	39,061	12,531
Total real estate loans	262,086	265,489
Consumer and other loans:
Automobile	12,810	12,662
Secured personal and other	188,911	158,842
Unsecured personal	3,512	1,835
Total consumer and other loans	205,233	173,339
Gross loans	467,319	438,828
Less:
Deferred loan origination fees, net of costs	3,047	2,035
Allowance for loan losses	(6,506)	(6,180)
Loans receivable, net	$463,860	$434,683

     Certain directors and executive officers of the Company and the Bank are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2014 and 2013. A summary of the changes in those loans during the last two fiscal years is as follows:

	September 30,
	2014	2013
Balance—beginning of year	$131	$138
New loan originations	17	33
Repayments	(19)	(40)
Balance—end of year	$129	$131
Available and unused lines of credit	$18	$18
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

Changes in the ALL by loan type for the periods presented below were as follows:

	Real Estate	Consumer and Other	Total
Year Ended September 30, 2014:
Allowance for Loan Losses:
Beginning balance, October 1, 2013	$2,541	$3,639	$6,180
Charge-offs	(1,238)	(689)	(1,927)
Recoveries	94	249	343
Provision	1,362	548	1,910
Ending balance, September 30, 2014	$2,759	$3,747	$6,506
Allowance for Loan Losses at September 30, 2014:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$525	$207	$732
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$2,234	$3,540	$5,774
Loans Receivable as of September 30, 2014:
Ending balance	$261,315	$209,051	$470,366
Ending balance: individually evaluated for impairment	$2,197	$732	$2,929
Ending balance: collectively evaluated for impairment	$259,118	$208,319	$467,437

	Real Estate	Consumer and Other	Total
Year ended September 30, 2013
Allowance for Loan Losses:
Beginning balance, October 1, 2012	$2,287	$3,458	$5,745
Charge-offs	(1,525)	(1,494)	(3,019)
Recoveries	36	275	311
Provision	1,743	1,400	3,143
Ending balance, September 30, 2013	$2,541	$3,639	$6,180
Allowance for Loan Losses at September 30, 2013:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$667	$316	$983
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,874	$3,323	$5,197
Loans Receivable as of September 30, 2013:
Ending balance	$264,388	$176,475	$440,863
Ending balance: individually evaluated for impairment	$3,659	$907	$4,566
Ending balance: collectively evaluated for impairment	$260,729	$175,568	$436,297
The Bank has originated substantially all loans currently recorded on the Company’s consolidated balance sheet, except as noted below.
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. A Board of Director determinant was established to limit the purchase of these consumer loans under this arrangement, to a maximum of $40,000, which we expect to attain by June 2015. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are ultimately charged off. As of September 30, 2014, the balance of the consumer loans purchased was $32,812. The balance in the cash reserve account was $996, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, none of the purchased loans have been charged off.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer and Other Loans		Total Loans
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Performing loans
Performing TDR loans	$4,535	$6,254	$797	$1,101	$5,332	$7,355
Performing loans other	255,564	255,951	207,885	174,949	463,449	430,900
Total performing loans	260,099	262,205	208,682	176,050	468,781	438,255

Nonperforming loans (1)
Nonperforming TDR loans	202	1,187	47	76	249	1,263
Nonperforming loans other	1,014	996	322	349	1,336	1,345
Total nonperforming loans	$1,216	$2,183	$369	$425	$1,585	$2,608
Total loans	$261,315	$264,388	$209,051	$176,475	$470,366	$440,863

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.
An aging analysis of the Company’s real estate and consumer and other loans as of September 30, 2014 and September 30, 2013, respectively, was as follows:

	1 Month Past Due	2 Months Past Due	Greater Than 3 Months	Total Past Due	Current	Total Loans	Recorded Investment > 3 months and Accruing
September 30, 2014
Real estate loans	$678	$80	$989	$1,747	$259,568	$261,315	$228
Consumer and other loans	354	73	178	605	175,634	176,239	99
Purchased third party loans	190	136	73	399	32,413	32,812	74
Total	$1,222	$289	$1,240	$2,751	$467,615	$470,366	$401
September 30, 2013
Real estate loans	$2,057	$351	$1,905	$4,313	$260,075	$264,388	$371
Consumer and other loans	746	121	214	1,081	155,416	156,497	80
Purchased third party loans	112	66	32	210	19,768	19,978	32
Total	$2,915	$538	$2,151	$5,604	$435,259	$440,863	$483

At September 30, 2014, the Company has identified $5,581 of TDR loans and $2,228 of substandard loans as impaired, totaling $7,809, which includes $5,332 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of September 30, 2014 and September 30, 2013 was as follows:

	With No Related Allowance Recorded			With An Allowance Recorded			Totals
	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total
Recorded investment at September 30, 2014	$4,345	$535	$4,880	$2,197	$732	$2,929	$6,542	$1,267	$7,809
Unpaid balance at September 30, 2014	4,345	535	4,880	2,197	732	2,929	6,542	1,267	7,809
Recorded investment at September 30, 2013	5,349	771	6,120	3,659	907	4,566	9,008	1,678	10,686
Unpaid balance at September 30, 2013	5,349	771	6,120	3,659	907	4,566	9,008	1,678	10,686
Average recorded investment; twelve months ended September 30, 2014	4,722	614	5,336	3,137	823	3,960	7,859	1,437	9,296
Average recorded investment; twelve months ended September 30, 2013	4,185	609	4,794	4,197	993	5,190	8,382	1,602	9,984
Interest income received; twelve months ended September 30, 2014	149	32	181	68	24	92	217	56	273
Interest income received; twelve months ended September 30, 2013	202	71	273	69	40	109	271	111	382

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 4 delinquent TDRs, greater than 60 days past due, with a recorded investment of $191 at September 30, 2014, compared to 11 such loans with a recorded investment of $1,102 at September 30, 2013. A summary of loans by loan type modified in a troubled debt restructuring as of September 30, 2014 and September 30, 2013, and during each of the twelve months then ended, was as follows:

	Real Estate	Consumer and Other	Total
September 30, 2014 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$6,254	$1,101	$7,355
Principal payments	(757)	(258)	(1,015)
Charge-offs	(11)	(30)	(41)
Advances	7	—	7
New restructured (1)	40	24	64
Class transfers (2)	(60)	—	(60)
Transfers between accrual/non-accrual	(938)	(40)	(978)
Ending balance	$4,535	$797	$5,332
Non-accrual / Non-performing:
Beginning balance	$1,187	$76	$1,263
Principal payments	(1,515)	(38)	(1,553)
Charge-offs	(426)	(52)	(478)
Advances	3	—	3
New restructured (1)	—	16	16
Class transfers (2)	15	5	20
Transfers between accrual/non-accrual	938	40	978
Ending balance	$202	$47	$249
Totals:
Beginning balance	$7,441	$1,177	$8,618
Principal payments	(2,272)	(296)	(2,568)
Charge-offs	(437)	(82)	(519)
Advances	10	—	10
New restructured (1)	40	40	80
Class transfers (2)	(45)	5	(40)
Transfers between accrual/non-accrual	—	—	—
Ending balance	$4,737	$844	$5,581

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	Real Estate	Consumer and Other	Total
September 30, 2013 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$5,751	$1,055	$6,806
Principal payments	(397)	(388)	(785)
Charge-offs	(131)	(42)	(173)
Advances	21	7	28
New restructured (1)	181	191	372
Class transfers (2)	1,294	263	1,557
Transfers between accrual/non-accrual	(465)	15	(450)
Ending balance	$6,254	$1,101	$7,355
Non-accrual / Non-performing:
Beginning balance	$1,259	$70	$1,329
Principal payments	(557)	(86)	(643)
Charge-offs	(248)	(24)	(272)
Advances	13	3	16
New restructured (1)	—	1	1
Class transfers (2)	255	127	382
Transfers between accrual/non-accrual	465	(15)	450
Ending balance	$1,187	$76	$1,263
Totals:
Beginning balance	$7,010	$1,125	$8,135
Principal payments	(954)	(474)	(1,428)
Charge-offs	(379)	(66)	(445)
Advances	34	10	44
New restructured (1)	181	192	373
Class transfers (2)	1,549	390	1,939
Transfers between accrual/non-accrual	—	—	—
Ending balance	$7,441	$1,177	$8,618

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers” represent previously restructured loans that met TDR criteria per the Bank’s policy for the first time during the current period.

	September 30, 2014		September 30, 2013
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Real estate	47	$4,737	62	$7,441
Consumer and other	53	844	90	1,177
	100	$5,581	152	$8,618
As an integral part of their examination process, various regulatory agencies review the Bank’s ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of our management based on information available to the regulators at the time of their examinations.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of September 30, 2014 and September 30, 2013, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
U.S. government agency obligations	$23,076	$—	$973	$22,103
Obligations of states and political subdivisions	11,432	17	255	11,194
Mortgage-backed securities	29,058	138	369	28,827
Federal Agricultural Mortgage Corporation	71	—	6	65
Total available for sale securities	$63,637	$155	$1,603	$62,189

September 30, 2013
U.S. government agency obligations	$29,702	$—	$1,836	$27,866
Obligations of states and political subdivisions	11,647	—	677	10,970
Mortgage-backed securities	40,378	140	885	39,633
Non-agency mortgage-backed securities	1,842	—	616	1,226
Total available for sale securities	$83,569	$140	$4,014	$79,695

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
Obligations of states and political subdivisions	$1,465	$4	$5	$1,464
Mortgage-backed securities	7,320	33	9	7,344
Total held to maturity securities	$8,785	$37	$14	$8,808
September 30, 2013
Obligations of states and political subdivisions	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—
Total held to maturity securities	$—	$—	$—	$—
The estimated fair value of securities at September 30, 2014, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

Available for sale securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,106	$1,114
Due after five years through ten years	11,326	11,018
Due after ten years	51,205	50,057
Total available for sale securities	$63,637	$62,189

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$—	$—
Due after five years through ten years	585	582
Due after ten years	8,200	8,226
Total held to maturity securities	$8,785	$8,808

Securities with unrealized losses at September 30, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2014
U.S. government agency obligations	$—	$—	$22,103	$973	$22,103	$973
Obligations of states and political subdivisions	574	1	8,817	254	9,391	255
Mortgage-backed securities	8,167	66	12,518	303	20,685	369
Federal Agricultural Mortgage Corporation	65	6	—	—	65	6
Total temporarily impaired	$8,806	$73	$43,438	$1,530	$52,244	$1,603
2013
U.S. government agency obligations	$27,866	$1,836	$—	$—	$27,866	$1,836
Obligations of states and political subdivisions	9,320	585	1,650	92	10,970	677
Mortgage-backed securities	27,690	885	—	—	27,690	885
Non-agency mortgage-backed securities	—	—	1,226	616	1,226	616
Total temporarily impaired	$64,876	$3,306	$2,876	$708	$67,752	$4,014

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2014
Obligations of states and political subdivisions	$345	$5	$—	$—	$345	$5
Mortgage-backed securities	3,364	9	—	—	3,364	9
Total temporarily impaired	$3,709	$14	$—	$—	$3,709	$14
2013
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Total temporarily impaired	$—	$—	$—	$—	$—	$—
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Significant inputs used to measure the amount related to credit loss include, but are not limited to, default and delinquency rates of underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Losses other than credit will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell the debt security before its anticipated recovery.

At September 30, 2014, there were no holdings of securities of any one private issuer in an amount greater than 10% of the Company’s stockholders’ equity.

A summary of the amount of other-than-temporary impairment related to credit losses on available for sale securities that have been recognized in earnings as of each of the most recent two fiscal year ends was as follows:

	2014	2013
Beginning balance of the amount of OTTI related to credit losses	$1,250	$3,740
Credit portion of OTTI on securities for which OTTI was not previously recognized	91	867
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	(13)	(70)
Credit portion of OTTI on securities in default for which OTTI was previously recognized	—	(2,184)
Credit portion of OTTI previously recognized on securities sold during the period	(1,328)	(1,103)
Ending balance of the amount of OTTI related to credit losses	$—	$1,250

During the fiscal year ended September 30, 2014, the Bank recognized $78 of other-than-temporary impairment in earnings on the remaining balance of the non-agency mortgage-backed security portfolio compared to $790 for the same period in the prior year.
The Bank has pledged certain of its U.S. Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of September 30, 2014, there were no borrowings outstanding on the Federal Reserve Bank line of credit. The Bank has also pledged certain of its U.S. Agency securities as collateral against specific municipal deposits.
NOTE 5—OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment at September 30 for each of the years shown below consisted of the following:

	2014	2013
Land	$510	$510
Buildings	2,284	2,161
Furniture, equipment, and vehicles	7,672	9,930
Subtotals	10,466	12,601
Less—Accumulated depreciation	(6,741)	(7,766)
Office properties and equipment—net	$3,725	$4,835
Depreciation expense was $1,116, $1,079 and $1,043 for the years ended September 30, 2014, 2013 and 2012, respectively.

NOTE 6—INTANGIBLE ASSETS
Intangible assets consist of core deposit intangibles arising from various bank acquisitions. A summary of core deposit intangibles and related amortization for the periods shown below follows:

	2014	2013
Balance at beginning of year	$218	$274
Capitalized	—	—
Amortization	(57)	(56)
Balance at end of year	$161	$218
The estimated future aggregate amortization expense for the core deposit intangibles is as follows:

2015	$57
2016	57
2017	31
2018	15
After 2018	1
Total	$161

NOTE 7—DEPOSITS
The following is a summary of deposits by type at September 30, 2014 and 2013, respectively:

	2014	2013
Non-interest bearing demand deposits	$19,669	$22,926
interest bearing demand deposits	17,696	11,075
Savings accounts	29,277	28,259
Money market accounts	136,666	154,639
Certificate accounts	246,459	230,499
Total deposits	$449,767	$447,398
Brokered certificates of deposit included above:	$11,960	$11,960

At September 30, 2014, the scheduled maturities of time deposits were as follows:

2015	$80,381
2016	71,638
2017	52,843
2018	23,960
2019	17,637
After 2019	—
Total	$246,459
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at September 30, 2014 and 2013 amounted to $696 and $584, respectively.

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at September 30, 2014 and 2013 were as follows:

		Weighted Average Rate		Weighted Average Rate
Maturing during the fiscal year
Ended September 30,	2014		2013
2015	$15,000	0.67%	$7,500	0.27%
2016	16,100	0.88%	15,000	0.67%
2017	12,961	1.57%	11,600	1.01%
2018	6,100	2.24%	12,300	1.60%
2019	3,730	1.87%	3,600	2.81%
Total fixed rate maturity	$53,891		$50,000
Variable rate open line of credit	5,000	0.30%	—	—
Total	$58,891		$50,000
At September 30, 2014, the Bank’s available and unused portion of this borrowing arrangement was approximately $81,930.
Maximum month-end amounts outstanding were $75,891 and $52,950 during the twelve months ended September 30, 2014 and 2013, respectively.
Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $232,512 of real estate mortgage loans.
At September 30, 2014, the Bank has pledged FHLB Letters of Credit to collateralize certain municipal deposits in the amount of $23,100 due to ample liquidity.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2014, the OCC categorized the Bank as “Well Capitalized”, under the regulatory framework for prompt corrective action.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2014 and 2013, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2014 (Audited)
Total capital (to risk weighted assets)	$62,116,000	16.1%	$30,793,000	> =	8.0%	$38,491,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	57,283,000	14.9%	15,396,000	> =	4.0%	23,095,000	> =	6.0%
Tier 1 capital (to adjusted total assets)	57,283,000	10.0%	22,991,000	> =	4.0%	28,739,000	> =	5.0%
As of September 30, 2013 (Audited)
Total capital (to risk weighted assets)	$59,297,000	16.3%	$29,182,000	> =	8.0%	$36,478,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	54,717,000	15.0%	14,591,000	> =	4.0%	21,887,000	> =	6.0%
Tier 1 capital (to adjusted total assets)	54,717,000	9.9%	22,220,000	> =	4.0%	27,775,000	> =	5.0%

NOTE 10—COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk—The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include off-balance-sheet credit instruments consisting of commitments to make loans. The face amounts for these items represent the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Set forth below are the balances of the Company’s off-balance-sheet credit instruments consisting of commitments to make loans as of September 30, 2014 and 2013, respectively.

	Contract or Notional Amount at September 30,
	2014	2013
Commitments to extend credit:
Consumer - fixed rate 3.30% - 11.99% in 2014, and 3.13% - 11.49% in 2013	$2,820	$2,475
Commercial - Fixed rate 3.25% - 5.50% in 2014, and 4.30% - 6.25% in 2013	7,172	7,791
Commercial standby letter of credit	20	—
Unused lines of credit:
Home equity lines of credit	1,622	1,035
Kwik cash and lines of credit	1,227	1,235
Consumer construction	119	—
Commercial construction	947	—
Commercial lines of credit	2,192	142
Totals	$16,119	$12,678

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Leases—The Company leases certain branch facilities and its administrative offices under operating leases. Rent expense under these operating leases was $1,186, $1,138, and $1,142 for the years ended September 30, 2014, 2013 and 2012, respectively. None of the Company’s leases contain contingent rental payment, purchase option, escalation or any other significant terms, conditions or restrictions that would affect the future minimum lease payments disclosed below.
Future minimum lease payments by year and in the aggregate under the original terms of the non-cancellable operating leases consist of the following:

2015	$1,211
2016	849
2017	689
2018	535
2019	291
After 2019	540
Total	$4,115
NOTE 11—RETIREMENT PLANS
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $193, $189, and $172 for 2014, 2013 and 2012, respectively.
Supplemental Executive Retirement Plan—The Company maintained an unfunded Supplemental Executive Retirement Plan (SERP) providing retirement benefits for key employees designated by the Board of Directors. Benefits under the SERP generally were based on the key employees’ years of service and compensation during the years preceding retirement. In May 2009, any additional accrual of benefits under the SERP was suspended. The remaining SERP liability relates to former Executive Management.
Director Retirement Plan—The Company also maintains an unfunded Directors’ Retirement Plan. The benefit amounts are determined by individual director agreements. The remaining Director Retirement Plan liability relates to current and former Directors.
The components of the SERP and Directors’ Retirement plans’ cost at September 30, 2014, 2013 and 2012, respectively, are summarized as follows:

	2014	2013	2012
Beginning accrued benefit cost	$1,181	$2,363	$2,659
Service cost	—	—	—
Interest cost	51	45	126
Amortization of prior service costs	1	1	6
Net periodic benefit cost	52	46	132
Benefits paid	(79)	(1,228)	(66)
Curtailment and settlement	—	—	(362)
Ending accrued benefit cost	$1,154	$1,181	$2,363

The following table sets forth for the SERP and Directors’ Retirement plans the change in projected benefit obligation, the change in plan assets, the funded status of the plans, and the net liability recognized in the Company’s balance sheet at September 30, 2014, 2013 and 2012, respectively:

	2014	2013	2012
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,117	$2,381	$3,008
Service cost	—	—	—
Interest cost	51	45	126
Curtailment and settlement	—	—	(755)
Actuarial loss (gain)	20	(81)	68
Benefits paid	(79)	(1,228)	(66)
Projected benefit obligation, end of year	$1,109	$1,117	$2,381
Change in plan assets:
Plan assets at fair value, beginning of year	$—	$—	$—
Actual return on plan assets	—	—	—
Company contributions	79	1,228	66
Benefits paid	(79)	(1,228)	(66)
Plan assets at fair value, end of year	$—	$—	$—
Weighted average assumptions used in determining the benefit obligation and net pension costs as of September 30, 2014, 2013 and 2012, (in actual dollars) were as follows:

	2014	2013	2012
Benefit obligation actuarial assumptions:
Discount Rate	4.25%	4.75%	3.75%
Rate of compensation increase	N/A	N/A	N/A
Net pension cost actuarial assumption
Discount rate	4.25%	4.75%	4.25%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Estimated future benefit payments as of September 30, 2014, which reflect expected future service, as appropriate, are as follows:

2015	$81
2016	$104
2017	$111
2018	$118
2019	$111
2020-2024	$591

NOTE 12 - STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of September 30, 2014, 113,910 restricted shares under this plan were issued and 101,103 restricted shares under this plan were outstanding. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares, $6.18 for 6,832 shares, $5.24 for 20,312 shares, $5.65 for 2,500 shares and $5.84 for 20,483 shares. During the twelve months ended September 30, 2013, 20,483 shares, respectively, were granted to eligible participants under this plan at a weighted average fair value of $5.84 per share. No shares were granted to eligible participants under this plan during the twelve months ended September 30, 2014.
There were no previously awarded shares under the 2004 Recognition and Retention Plan that were forfeited in either of the twelve months ended September 30, 2014 or 2013, respectively. There were 639 shares of the Company's common stock surrendered during the twelve months ended September 30, 2013 and 2,830 shares of the Company's common stock surrendered during the twelve months ended September 30, 2014, in each case to satisfy the withholding taxes due upon the vesting of certain previously awarded shares.
In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At September 30, 2014, 284,778 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.57 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through September 30, 2014, since the plan’s inception, options for 91,203 shares of the Company’s common stock were vested, options for 45,489 shares were unvested, options for 143,528 shares were forfeited and options for 4,558 shares were exercised. Of the 284,778 options granted, 136,692 remained outstanding as of September 30, 2014.
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
As of September 30, 2014 and September 30, 2013, 15,000 and 0 restricted shares under the 2008 Equity Incentive plan were issued and outstanding, respectively. Restricted shares granted were awarded at no cost to the employee and vest pro rata over a five-year period from the grant date. During the twelve months ended September 30, 2014, 15,000 shares were granted to eligible participants under this plan at a weighted average fair value of $8.00 per share.
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan were $66, $45 and $22 for the years ended September 30, 2014, 2013 and 2012, respectively.
As of September 30, 2014 and September 30, 2013, 45,000 and 0 common stock options under the 2008 Equity Incentive plan were issued respectively. During the twelve months ended September 30, 2014, 45,000 options were granted under this plan to eligible participants at a weighted-average exercise price of $8.00 per share and 2,500 options were forfeited. Options granted vest pro rata over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through September 30, 2014, since the plan’s inception, options for 0 shares of the Company’s common stock were vested, options for 42,500 shares were unvested, options for 2,500 shares were forfeited and options for 0 shares were exercised. Of the 45,000 options granted, 42,500 remained outstanding as of September 30, 2014.
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation from both plans for the years ended September 30, 2014, 2013 and 2012 was $43, $31 and $21, respectively.

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2014
Outstanding at beginning of year	150,932	$6.15
Granted	45,000	8.00
Exercised	—
Forfeited or expired	(16,740)
Outstanding at end of year	179,192	$6.52	6.96	$—
Exercisable at end of year	91,203	$6.35	5.52
Fully vested and expected to vest	179,192	$6.52	6.96
2013
Outstanding at beginning of year	124,789	$6.26
Granted	26,143	5.62
Exercised	—
Forfeited or expired	—
Outstanding at end of year	150,932	$6.15	7.06	$—
Exercisable at end of year	88,927	$6.63	6.07
Fully vested and expected to vest	150,932	$6.15	7.06
2012
Outstanding at beginning of year	160,353	$6.70
Granted	10,000	5.65
Exercised	—
Forfeited or expired	(45,564)
Outstanding at end of year	124,789	$6.26	7.65	$—
Exercisable at end of year	77,639	$6.82	6.78
Fully vested and expected to vest	124,789	$6.26	7.65
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2014	2013	2012
Intrinsic value of options exercised	$—	$—	$—
Cash received from options exercised	$—	$—	$—
Tax benefit realized from options exercised	$—	$—	$—
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2014	2013	2012
Dividend yield	0%	0%	0%
Risk-free interest rate	2.7%	1.7%	1.6%
Weighted average expected life (years)	10	10	10
Expected volatility	3%	14%	19%

NOTE 13 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	2014	2013	2012
Current tax provision
Federal	$97	$227	$1,708
State	7	17	240
	104	244	1,948
Deferred tax provision (benefit)
Federal	798	322	(1,567)
State	145	69	(220)
	943	391	(1,787)
Total	$1,047	$635	$161
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$962	34.00%	$572	34.00%	$124	34.00%
State income taxes net of federal	152	5.37%	86	5.10%	20	5.37%
Tax exempt interest	(46)	(1.64)%	(31)	(1.87)%	(2)	(0.51)%
Other	(21)	(0.73)%	8	0.51%	19	4.99%
Total	$1,047	37.00%	$635	37.74%	$161	43.85%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 30, 2014 and September 30, 2013, respectively:

	2014	2013
Deferred tax assets:
Allowance for loan losses	$2,562	$2,433
Deferred loan costs/fees	217	308
Director/officer compensation plans	551	564
Net unrealized loss on securities available for sale	579	1,549
Impairment loss	—	1,306
Other	233	182
Deferred tax assets	$4,142	$6,342
Deferred tax liabilities:
Office properties and equipment	(397)	(677)
Other	(111)	(125)
Deferred tax liabilities	(508)	(802)
Net deferred tax assets	$3,634	$5,540
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting

Policies,” above. At September 30, 2014 and September 30, 2013, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of September 30, 2014, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2011 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the twelve months ended September 30, 2014, 2013 and 2012, the Company recognized interest expense in the amount of $0, $22 and $41, respectively, related to income tax issues in its statements of operations. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of September 30, 2014 or September 30, 2013.
NOTE 14—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share for the last three fiscal years is as follows:

	2014	2013	2012
Basic
Net income	$1,783	$1,047	$206
Weighted average common shares outstanding	5,163,373	5,151,413	5,133,707
Basic earnings per share	$0.35	$0.20	$0.04
Diluted
Net income	$1,783	$1,047	$206
Weighted average common shares outstanding	5,163,373	5,151,413	5,133,707
for basic earnings per share
Add: Dilutive stock options outstanding	33,333	11,767	—
Average shares and dilutive potential common shares	5,196,706	5,163,180	5,133,707
Diluted earnings per share	$0.34	$0.20	$0.04
Additional common stock option shares that have not been included due to their antidilutive effect	145,859	139,165	124,789

NOTE 15 – OTHER COMPREHENSIVE INCOME (LOSS)
On October 1, 2011, the Company adopted ASU 2011-05, “Presentation of Comprehensive Income”. In addition to presenting the Consolidated Statements of Other Comprehensive Income (Loss) herein, the following table shows the tax effects allocated to each component of other comprehensive income (loss) for the years ended September 30, 2014, 2013 and 2012:

	2014			2013			2012
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	$2,515	(1,006)	$1,509	$(4,654)	$1,861	$(2,793)	$1,372	$(549)	$823
Less: reclassification adjustment for gains included in net income	(168)	67	(101)	552	(220)	332	243	(97)	146
Changes for realized losses on securities available for sale for OTTI write-down	78	(31)	47	797	(319)	478	1,332	(533)	799
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains (losses)	(18)	7	(11)	82	(33)	49	330	(132)	198
Other comprehensive income (loss)	$2,407	$(963)	$1,444	$(3,223)	$1,289	$(1,934)	$3,277	$(1,311)	$1,966

The changes in the accumulated balances for each component of other comprehensive income (loss) for the years ended September 30, 2014 and 2013 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2012	$(341)	$(11)	$(352)
Current year-to-date other comprehensive income (loss), net of tax	(1,983)	49	(1,934)
Ending balance, September 30, 2013	$(2,324)	$38	$(2,286)
Current year-to-date other comprehensive income (loss), net of tax	1,455	(11)	1,444
Ending balance, September 30, 2014	$(869)	$27	$(842)

NOTE 16—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

The following condensed balance sheets as of September 30, 2014 and 2013, and condensed statements of operations and cash flows for each of the years in the three-year period ended September 30, 2014, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

CONDENSED BALANCE SHEETS
September 30,

	2014	2013
ASSETS
Cash and cash equivalents	$235	$230
Investment in subsidiary	57,058	53,955
Total assets	$57,293	$54,185
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	$57,293	$54,185
STATEMENTS OF OPERATIONS

	2014	2013	2012
Income—interest and dividends	$—	$—	$—
Expenses—other	182	107	320
Loss before provision for income taxes and equity in
undistributed net income (loss) of subsidiary	(182)	(107)	(320)
Benefit for income taxes	(73)	(43)	(128)
Loss before equity in undistributed net income (loss) of
subsidiary	(109)	(64)	(192)
Equity in undistributed net income of subsidiary	1,892	1,111	398
Net income	$1,783	$1,047	$206

STATEMENTS OF CASH FLOWS

	2014	2013	2012
Decrease in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,783	$1,047	$206
Stock based compensation expense	43	31	21
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(1,892)	(1,111)	(398)
Net cash used in operating activities	(66)	(33)	(171)
Cash flows from financing activities:
Surrendered vested shares of common stock	(22)	(5)	—
Cash dividend from Bank to Holding Company	300	—	—
Cash dividends paid	(207)	(103)	—
Net cash provided by (used in) financing activities	71	(108)	—
Net increase (decrease) in cash and cash equivalents	5	(141)	(171)
Cash and cash equivalents at beginning of year	230	371	542
Cash and cash equivalents at end of year	$235	$230	$371

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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2014, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at reaching a level of reasonable assurance.
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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations”, “Audit Committee Matters – Audit Committee Financial Expert”, and “Corporate Governance Matters – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2015.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following three outside independent directors: David Westrate (Chairman), Richard McHugh and Brian Schilling.

ITEM 11. EXECUTIVE COMPENSATION
The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2015.
Equity Compensation Plan Information
The following table sets forth information as of September 30, 2014, with respect to compensation plans under which shares of common stock were issued or available to be issued:

	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Common Shares Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by security holders	179,192	$6.52	537,605
Equity compensation plans not approved by security holders	—	—	—
Total	179,192	$6.52	537,605

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2015.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:
Report of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP)
Consolidated Balance Sheets as of September 30, 2014 and 2013
Consolidated Statements of Operations for the Years Ended September 30, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended September 30, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
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

3.4	Amendment to the Bylaws of the Registrant. (Filed as an exhibit to the Company's Form 8-K dated December 20, 2013, filed on December 26, 2013 and incorporated herein by reference.)
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

10.12+	Form of Restricted Stock Grant Agreement under the Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan.
10.13+	Form of Stock Option Agreement under the Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan.
14
Citizens Community Bancorp, Inc. Code of Conduct and Ethics. (Filed as Exhibit 14 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 and incorporated herein by reference.)

21
Subsidiaries of the Company as of September 30, 2014. (Filed as Exhibit 21 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 and incorporated herein by reference.)

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
101
The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

+	A management contract or compensatory plan or arrangement
*
This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: December 8, 2014	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: December 8, 2014	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 8, 2014	By:	/s/ Richard McHugh
Richard McHugh Chairman of the Board

Date: December 8, 2014	By:	/s/ Edward H. Schaefer
Edward H. Schaefer Chief Executive Officer (Principal Executive Officer)

Date: December 8, 2014	By:	/s/ Michael L. Swenson
Michael L. Swenson Director

Date: December 8, 2014	By:	/s/ James R. Lang
James R. Lang Director

Date: December 8, 2014	By:	/s/ Brian R. Schilling
Brian R. Schilling Director and Treasurer

Date: December 8, 2014	By:	/s/ David B. Westrate
David B. Westrate Director

Date: December 8, 2014	By:	/s/ Timothy A. Nettesheim
Timothy A. Nettesheim Vice Chairman of the Board

Date: December 8, 2014	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg Chief Financial Officer (Principal Accounting Officer)