Form 10-Q
period 2014-12-31
Citizens Community Bancorp Inc.
filed 2015-02-09
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
At February 9, 2015 there were 5,193,871 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
December 31, 2014

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
December 31, 2014 (unaudited) and September 30, 2014
(derived from audited financial statements)
(in thousands, except share data)

	December 31, 2014	September 30, 2014
Assets
Cash and cash equivalents	$19,557	$11,434
Other interest-bearing deposits	1,245	245
Investment securities (available for sale securities at fair value of $62,591 and $62,189, and held to maturity securities at cost of $9,417 and $8,785 at December 31, 2014 and September 30, 2014, respectively)	72,008	70,974
Non-marketable equity securities, at cost	5,275	5,515
Loans receivable	460,704	470,366
Allowance for loan losses	(6,547)	(6,506)
Loans receivable, net	454,157	463,860
Office properties and equipment, net	3,321	3,725
Accrued interest receivable	1,484	1,478
Intangible assets	147	161
Foreclosed and repossessed assets, net	1,190	1,050
Other assets	12,892	11,373
TOTAL ASSETS	$571,276	$569,815

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$454,404	$449,767
Federal Home Loan Bank advances	53,891	58,891
Other liabilities	4,360	3,864
Total liabilities	512,655	512,522

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000, 5,195,714 and 5,167,061 shares issued and outstanding, respectively	52	52
Additional paid-in capital	54,434	54,257
Retained earnings	4,764	4,049
Unearned deferred compensation	(205)	(223)
Accumulated other comprehensive loss	(424)	(842)
Total stockholders’ equity	58,621	57,293
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$571,276	$569,815
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended December 31, 2014 and 2013
(in thousands, except per share data)

	Three Months Ended
	December 31, 2014	December 31, 2013
Interest and dividend income:
Interest and fees on loans	$5,596	$5,722
Interest on investments	364	361
Total interest and dividend income	5,960	6,083
Interest expense:
Interest on deposits	952	948
Interest on borrowed funds	167	155
Total interest expense	1,119	1,103
Net interest income before provision for loan losses	4,841	4,980
Provision for loan losses	235	600
Net interest income after provision for loan losses	4,606	4,380
Non-interest income:
Total fair value adjustments and other-than-temporary impairment	—	333
Portion of loss recognized in other comprehensive income (before tax)	—	(412)
Net gain on sale of available for sale securities	2	—
Net gain (loss) on available for sale securities	2	(79)
Service charges on deposit accounts	472	553
Loan fees and service charges	355	217
Other	205	185
Total non-interest income	1,034	876
Non-interest expense:
Salaries and related benefits	2,175	2,269
Occupancy	820	635
Office	256	381
Data processing	389	364
Amortization of core deposit intangible	14	14
Advertising, marketing and public relations	98	76
FDIC premium assessment	104	105
Professional services	319	218
Other	317	719
Total non-interest expense	4,492	4,781
Income before provision for income tax	1,148	475
Provision for income taxes	433	172
Net income attributable to common stockholders	$715	$303
Per share information:
Basic earnings	$0.14	$0.06
Diluted earnings	$0.14	$0.06
Cash dividends paid	$—	$—
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Three months ended December 31, 2014 and 2013
(in thousands, except per share data)

	Three Months Ended
	December 31, 2014	December 31, 2013
Net income attributable to common stockholders	$715	$303
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period	417	(430)
Reclassification adjustment for gains included in net income	1	—
Change for realized losses on securities available for sale for other-than-temporary impairment (OTTI) write-down	—	47
Unrealized gains (losses) on securities	418	(383)
Comprehensive income (loss)	$1,133	$(80)

Reclassifications out of accumulated other comprehensive income for the three months ended December 31, 2014 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$2		Net gain on sale of available for sale securities
	(1)		Provision for income taxes
Total reclassifications for the period	1		Net attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended December 31, 2014
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2014	5,167,061	$52	$54,257	$4,049	$(223)	$(842)	$57,293
Net Income				715			715
Other comprehensive income, net of tax						418	418
Surrender of vested shares - 1,314 shares	(1,314)		(12)				(12)
Common stock options exercised - 29,967 shares	29,967		177				177
Stock option expense			12				12
Amortization of restricted stock					18		18
Balance, December 31, 2014	5,195,714	$52	$54,434	$4,764	$(205)	$(424)	$58,621
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended December 31, 2014 and 2013
(in thousands, except per share data)

	Three Months Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income attributable to common stockholders	$715	$303
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	217	260
Depreciation	432	266
Provision for loan losses	235	600
Net realized gain on sale of securities	(1)	—
Other-than-temporary impairment on mortgage-backed securities	—	79
Amortization of core deposit intangible	14	14
Amortization of restricted stock	18	12
Stock based compensation expense	12	8
Loss on sale of office properties	7	328
Benefit for deferred income taxes	(278)	(160)
Net gains from disposals of foreclosed properties	(10)	(13)
Provision for valuation allowance on foreclosed properties	27	—
Increase in accrued interest receivable and other assets	(1,589)	(326)
Increase in other liabilities	496	149
Total adjustments	(420)	1,217
Net cash provided by operating activities	295	1,520
Cash flows from investing activities:
Purchase of investment securities	(4,191)	(421)
Purchase of bank owned life insurance	—	—
Net (increase) decrease in interest-bearing deposits	(1,000)	1,743
Proceeds from sale of securities available for sale	1,965	—
Principal payments on investment securities	1,672	1,854
Proceeds from sale of Federal Reserve Bank (FRB) Stock	240	—
Proceeds from sale of foreclosed properties	212	276
Net decrease (increase) in loans	9,162	(4,097)
Net capital expenditures	(34)	(284)
Net cash provided by (used in) investing activities	8,026	(929)
Cash flows from financing activities:
Net (decrease) increase in Federal Home Loan Bank advances	(5,000)	6,500
Net increase (decrease) in deposits	4,637	(8,896)
Surrender of restricted shares of common stock	(12)	(10)
Exercise of common stock options	177	—
Net cash used in financing activities	(198)	(2,406)
Net increase (decrease) in cash and cash equivalents	8,123	(1,815)
Cash and cash equivalents at beginning of period	11,434	17,601
Cash and cash equivalents at end of period	$19,557	$15,786
Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$950	$950
Interest on borrowings	$167	$143
Income taxes	$2	$1
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$306	$773
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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary. The Bank originates residential, commercial, agricultural, consumer and commercial and industrial (C&I) loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. Effective January 2015, the Bank operates 20 full-service offices; eight stand-alone locations and 12 branches predominantly located inside Walmart Supercenters.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through February 9, 2015, the date on which the financial statements were available to be issued. As of February 9, 2015, there were no subsequent events which required recognition or disclosure.
The accompanying consolidated interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Unless otherwise stated, and except for shares and per share amounts, all amounts are in thousands.
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
Allowance for Loan Losses – The allowance for loan losses (“ALL”) is a valuation allowance for probable and inherent credit losses in our loan portfolio. Loan losses are charged against the ALL when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL. Management estimates the required ALL balance taking into account the following factors: past loan loss experience; the nature, volume and composition of our loan portfolio; known and inherent risks in our loan portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; and other relevant factors determined by management. The ALL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire ALL balance is available for any loan that, in our management’s judgment, should be charged off.
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual substandard loans not considered a TDR, when full payment under the loan terms is not expected. All TDRs are individually evaluated for impairment. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. If a TDR or substandard loan is deemed to be impaired, a specific ALL allocation is established so that the loan is reported, net, at either (a) the present value of estimated future cash flows using the loan’s existing rate; or (b) at the fair value of any collateral, less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90+ days past due, and certain substandard loans that are less than 90+ days delinquent, the likelihood of the loan migrating to over 90 days past due is also taken into account when determining the specific ALL allocation for these particular loans. Large groups of smaller balance homogeneous loans, such as non-TDR commercial, consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.
Foreclosed and Repossessed Assets, net – Assets acquired through foreclosure or repossession, are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed, and are included in non-interest expense, other on our Consolidated Statements of Operations. Foreclosed and repossessed asset balances were $1,190 and $1,050 at December 31, 2014 and September 30, 2014, respectively.
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
Earnings Per Share – Basic earnings per common share is net income or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable during the period, consisting of stock options outstanding under the Company’s stock incentive plans that have an exercise price that is less than the Company's stock price on the reporting date.
Reclassifications – Certain items previously reported were reclassified for consistency with the current presentation.
Recent Accounting Pronouncements - In August, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-14; "Receivables; Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". ASU 2014-14 is intended to improve accounting and disclosure consistency related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. For public entities, ASU 2014-09 is effective on a prospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company expects the adoption of ASU 2014-14 to have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In May, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-09; "Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to clarify and simplify revenue recognition principles, develop a common revenue standard across industries and accounting frameworks, and improve the usefulness and consistency of revenue reporting. For public entities, ASU 2014-09 is effective on a retrospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. The Company expects the adoption of ASU 2014-09 to have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In January, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-04; "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)".

ASU 2014-04 is intended to improve consistency among reporting entities by clarifying when an in substance foreclosure occurs, that is, when a creditor should derecognize a loan and recognize the corresponding collateral real estate as a separate asset. For public entities, ASU 2014-04 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company expects the adoption of ASU 2014-04 to have no material effect on the Company's consolidated results of operations, financial position or cash flows.
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
The fair value of securities available for sale is determined by obtaining market price quotes from independent third parties wherever such quotes are available (Level 1 inputs); or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Where such quotes are not available, the Company utilizes independent third party valuation analysis to support the Company’s estimates and judgments in determining fair value (Level 3 inputs).
Assets Measured on a Recurring Basis
Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Bank, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturity, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value ratio, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. As of December 31, 2014, the Company held no Level 3 securities measured on a recurring basis. The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2014:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Investment securities:
U.S. government agency obligations	$22,421	$—	$22,421	$—
Obligations of states and political subdivisions	10,445	—	10,445	—
Mortgage-backed securities	29,667	—	29,667	—
Federal Agricultural Mortgage Corporation	58	—	58	—
Total	$62,591	$—	$62,591	$—
September 30, 2014
Investment securities:
U.S. government agency obligations	$22,103	$—	$22,103	$—
Obligations of states and political
subdivisions	11,194	—	11,194	—
Mortgage-backed securities	28,827	—	28,827	—
Federal Agricultural Mortgage Corporation	65		65
Total	$62,189	$—	$62,189	$—
The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31, 2014	December 31, 2013
Balance beginning of period	$—	$1,226
Total gains or losses (realized/unrealized):
Included in earnings	—	(91)
Included in other comprehensive loss	—	204
Sales	—	—
Payments, accretion and amortization	—	(203)
Balance end of period	$—	$1,136
Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2014 and September 30, 2014:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Foreclosed and repossessed assets, net	$1,190	$—	$—	$1,190
Loans restructured in a TDR	4,859	—	—	4,859
Total	$6,049	$—	$—	$6,049
September 30, 2014
Foreclosed and repossessed assets, net	$1,050	$—	$—	$1,050
Loans restructured in a TDR	5,581	—	—	5,581
Total	$6,631	$—	$—	$6,631

The fair value of TDRs was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting TDRs.
The fair value of foreclosed and repossessed assets was determined by obtaining market price valuations from independent third parties wherever such valuations are available. Where such valuations are not available, the Company utilizes independent third party appraisals to support the Company’s estimates and judgments in determining fair value for such assets.
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
Non-marketable Equity Securities, at cost
Non-marketable equity securities are comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock carried at cost, which are their redeemable fair values since the market for each category of this stock is restricted.
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
Off-Balance-Sheet Instruments
The fair value of off-balance sheet commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the customers. Since this amount is immaterial to the Company’s consolidated financial statements, no amount for fair value is presented.

The carrying amount and estimated fair value of the Company's financial instruments as of the dates indicated below were as follows:

	December 31, 2014		September 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$19,557	$19,557	$11,434	$11,434
Interest-bearing deposits	1,245	1,245	245	245
Investment Securities	72,008	72,099	70,974	70,997
Non-marketable equity securities, at cost	5,275	5,275	5,515	5,515
Loans receivable, net	454,157	469,924	463,860	479,961
Accrued interest receivable	1,484	1,484	1,478	1,478
Financial liabilities:
Deposits	$454,404	$459,103	$449,767	$454,170
FHLB advances	53,891	54,190	58,891	59,331
Accrued interest payable	15	15	13	13
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
Changes in the ALL by loan type for the periods presented below were as follows:

	Real Estate	Consumer and Other	Total
Three Months Ended December 31, 2014:
Allowance for Loan Losses:
Beginning balance, October 1, 2014	$2,759	$3,747	$6,506
Charge-offs	(119)	(157)	(276)
Recoveries	7	75	82
Provision	136	99	235
Ending balance, December 31, 2014	$2,783	$3,764	$6,547
Allowance for Loan Losses at December 31, 2014:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$481	$180	$661
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$2,302	$3,584	$5,886
Loans Receivable as of December 31, 2014:
Ending balance	$252,168	$208,536	$460,704
Ending balance: individually evaluated for impairment	$2,679	$701	$3,380
Ending balance: collectively evaluated for impairment	$249,489	$207,835	$457,324

	Real Estate	Consumer and Other	Total
Year ended September 30, 2014
Allowance for Loan Losses:
Beginning balance, October 1, 2013	$2,541	$3,639	$6,180
Charge-offs	(1,238)	(689)	(1,927)
Recoveries	94	249	343
Provision	1,362	548	1,910
Ending balance, September 30, 2014	$2,759	$3,747	$6,506
Allowance for Loan Losses at September 30, 2014:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$525	$207	$732
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$2,234	$3,540	$5,774
Loans Receivable as of September 30, 2014:
Ending balance	$261,315	$209,051	$470,366
Ending balance: individually evaluated for impairment	$2,197	$732	$2,929
Ending balance: collectively evaluated for impairment	$259,118	$208,319	$467,437
The Bank has originated substantially all loans currently recorded on the Company’s accompanying consolidated balance sheet, except as noted below.
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. Pursuant to the ongoing loan purchase agreement, a Board of Director determinant was established to limit the purchase of these consumer loans under this arrangement to a maximum of $40,000 and a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are ultimately charged off. During the first quarter of fiscal 2015, the Board of Directors increased the limit of these purchased consumer loans to a maximum of $50,000. As of December 31, 2014, the balance of the consumer loans purchased was $36,199. The balance in the cash reserve account has reached the maximum allowed balance of $1,000, which is included in Deposits on the accompanying consolidated balance sheet. To date, none of the purchased loans have been charged off.
Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer and Other Loans		Total Loans
	December 31, 2014	September 30, 2014	December 31, 2014	September 30, 2014	December 31, 2014	September 30, 2014
Performing loans
Performing TDR loans	$3,996	$4,535	$704	$797	$4,700	$5,332
Performing loans other	247,080	255,564	207,501	207,885	454,581	463,449
Total performing loans	251,076	260,099	208,205	208,682	459,281	468,781

Nonperforming loans (1)
Nonperforming TDR loans	87	202	72	47	159	249
Nonperforming loans other	1,005	1,014	259	322	1,264	1,336
Total nonperforming loans	$1,092	$1,216	$331	$369	$1,423	$1,585
Total loans	$252,168	$261,315	$208,536	$209,051	$460,704	$470,366

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s real estate, consumer and other loans and purchased third party loans as of December 31, 2014 and September 30, 2014, respectively, was as follows:

	30-59 Days Past Due	61-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 89 days and Accruing
December 31, 2014
Real estate loans	$1,164	$781	$782	$2,727	$249,441	$252,168	$219
Consumer and other loans	717	223	118	1,058	171,279	172,337	36
Purchased third party loans	489	160	98	747	35,452	36,199	98
Total	$2,370	$1,164	$998	$4,532	$456,172	$460,704	$353
September 30, 2014
Real estate loans	$678	$80	$989	$1,747	$259,568	$261,315	$228
Consumer and other loans	354	73	178	605	175,634	176,239	99
Purchased third party loans	190	136	73	399	32,413	32,812	74
Total	$1,222	$289	$1,240	$2,751	$467,615	$470,366	$401
At December 31, 2014, the Company has identified $4,859 of TDR loans and $1,639 of substandard loans as impaired, totaling $6,498, which includes $4,700 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of December 31, 2014 and September 30, 2014 was as follows:

	With No Related Allowance Recorded			With An Allowance Recorded			Totals
	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total
Recorded investment at December 31, 2014	$2,677	$441	$3,118	$2,679	$701	$3,380	$5,356	$1,142	$6,498
Unpaid balance at December 31, 2014	2,677	441	3,118	2,679	701	3,380	5,356	1,142	6,498
Recorded investment at September 30, 2014	4,345	535	4,880	2,197	732	2,929	6,542	1,267	7,809
Unpaid balance at September 30, 2014	4,345	535	4,880	2,197	732	2,929	6,542	1,267	7,809
Average recorded investment; three months ended December 31, 2014	3,511	488	3,999	2,438	717	3,155	5,949	1,205	7,154
Average recorded investment; twelve months ended September 30, 2014	4,722	614	5,336	3,137	823	3,960	7,859	1,437	9,296
Interest income received; three months ended December 31, 2014	21	5	26	6	5	11	27	10	37
Interest income received; twelve months ended September 30, 2014	149	32	181	68	24	92	217	56	273

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 4 delinquent TDRs, greater than 60 days past due, with a recorded investment of $331 at December 31, 2014, compared to 4 such loans with a recorded investment of $191 at September 30, 2014. A summary of loans by loan type modified in a troubled debt restructuring as of December 31, 2014 and December 31, 2013, and during each of the three months then ended, and as of September 30, 2014 and during the twelve months then ended was as follows:

	Real Estate	Consumer and Other	Total
December 31, 2014 and
Three Months then Ended:
Accruing / Performing:
Beginning balance	$4,535	$797	$5,332
Principal payments	(360)	(77)	(437)
Charge-offs	—	(2)	(2)
Advances	2	—	2
New restructured (1)	—	14	14
Class transfers out (2)	(181)	—	(181)
Transfers between accrual/non-accrual	—	(28)	(28)
Ending balance	$3,996	$704	$4,700
Non-accrual / Non-performing:
Beginning balance	$202	$47	$249
Principal payments	(99)	(2)	(101)
Charge-offs	(16)	(1)	(17)
Advances	—	—	—
New restructured (1)	—	—	—
Class transfers out (2)	—	—	—
Transfers between accrual/non-accrual	—	28	28
Ending balance	$87	$72	$159
Totals:
Beginning balance	$4,737	$844	$5,581
Principal payments	(459)	(79)	(538)
Charge-offs	(16)	(3)	(19)
Advances	2	—	2
New restructured (1)	—	14	14
Class transfers out (2)	(181)	—	(181)
Transfers between accrual/non-accrual	—	—	—
Ending balance	$4,083	$776	$4,859

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers out” represent previously restructured loans in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

	Real Estate	Consumer and Other	Total
December 31, 2013 and
Three Months then Ended:
Accruing / Performing:
Beginning balance	$6,254	$1,101	$7,355
Principal payments	(209)	(85)	(294)
Charge-offs	(1)	(30)	(31)
Advances	—	—	—
New restructured (1)	—	—	—
Class transfers out (2)	—	—	—
Transfers between accrual/non-accrual	(259)	1	(258)
Ending balance	$5,785	$987	$6,772
Non-accrual / Non-performing:
Beginning balance	$1,187	$76	$1,263
Principal payments	(540)	(13)	(553)
Charge-offs	(219)	(11)	(230)
Advances	—	—	—
New restructured (1)	—	16	16
Class transfers out (2)	—	—	—
Transfers between accrual/non-accrual	259	(1)	258
Ending balance	$687	$67	$754
Totals:
Beginning balance	$7,441	$1,177	$8,618
Principal payments	(749)	(98)	(847)
Charge-offs	(220)	(41)	(261)
Advances	—	—	—
New restructured (1)	—	16	16
Class transfers out (2)	—	—	—
Transfers between accrual/non-accrual	—	—	—
Ending balance	$6,472	$1,054	$7,526

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers out” represent previously restructured loans in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

	Real Estate	Consumer and Other	Total
September 30, 2014 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$6,254	$1,101	$7,355
Principal payments	(757)	(258)	(1,015)
Charge-offs	(11)	(30)	(41)
Advances	7	—	7
New restructured (1)	40	24	64
Class transfers out (2)	(60)	—	(60)
Transfers between accrual/non-accrual	(938)	(40)	(978)
Ending balance	$4,535	$797	$5,332
Non-accrual / Non-performing:
Beginning balance	$1,187	$76	$1,263
Principal payments	(1,515)	(38)	(1,553)
Charge-offs	(426)	(52)	(478)
Advances	3	—	3
New restructured (1)	—	16	16
Class transfers out (2)	15	5	20
Transfers between accrual/non-accrual	938	40	978
Ending balance	$202	$47	$249
Totals:
Beginning balance	$7,441	$1,177	$8,618
Principal payments	(2,272)	(296)	(2,568)
Charge-offs	(437)	(82)	(519)
Advances	10	—	10
New restructured (1)	40	40	80
Class transfers out (2)	(45)	5	(40)
Transfers between accrual/non-accrual	—	—	—
Ending balance	$4,737	$844	$5,581

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)	“Class transfers out” represent previously restructured loans in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

	December 31, 2014		September 30, 2014
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Real estate	40	$4,083	47	$4,737
Consumer and other	52	776	53	844
Total troubled debt restructurings	92	$4,859	100	$5,581
As an integral part of their examination process, various regulatory agencies review the Bank’s ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of our management based on information available to the regulators at the time of their examinations.

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of December 31, 2014 and September 30, 2014, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
U.S. government agency obligations	$23,017	$—	$596	$22,421
Obligations of states and political subdivisions	10,671	10	236	10,445
Mortgage-backed securities	29,584	226	143	29,667
Federal Agricultural Mortgage Corporation	71	—	13	58
Total available for sale securities	$63,343	$236	$988	$62,591

September 30, 2014
U.S. government agency obligations	$23,076	$—	$973	$22,103
Obligations of states and political subdivisions	11,432	17	255	11,194
Mortgage-backed securities	29,058	138	369	28,827
Federal Agricultural Mortgage Corporation	71	—	6	65
Total available for sale securities	$63,637	$155	$1,603	$62,189

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Obligations of states and political subdivisions	$1,322	$—	$14	$1,308
Mortgage-backed securities	8,095	110	5	8,200
Total held to maturity securities	$9,417	$110	$19	$9,508

September 30, 2014
Obligations of states and political subdivisions	$1,465	$4	$5	$1,464
Mortgage-backed securities	7,320	33	9	7,344
Total held to maturity securities	$8,785	$37	$14	$8,808
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Significant inputs used to measure the amount related to credit loss include, but are not limited to, default and delinquency rates of the underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value of available for sale securities that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Unrealized losses on available for sale securities, other than credit, will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery.

A summary of the amount of other-than-temporary impairment related to credit losses on available for sale securities that have been recognized in earnings follows:

	Three months ended December 31, 2014	Three months ended December 31, 2013
Beginning balance of the amount of OTTI related to credit losses	$—	$1,250
Credit portion of OTTI on securities for which OTTI was not previously recognized	—	91
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	—	(12)
Ending balance of the amount of OTTI related to credit losses	$—	$1,329
The Bank has pledged certain of its U.S. Government Agency securities as collateral against a borrowing line with the Federal Reserve Bank. However, as of December 31, 2014, there were no borrowings outstanding on this Federal Reserve Bank line of credit. The Bank has pledged certain of its U.S. Government Agency securities as collateral against specific municipal deposits.
NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at December 31, 2014 and September 30, 2014 was as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	December 31		September 30,
Ended September 30,	2014		2014
2015	$15,000	0.67%	$15,000	0.67%
2016	16,100	0.88%	16,100	0.88%
2017	12,961	1.57%	12,961	1.57%
2018	6,100	2.24%	6,100	2.24%
After 2018	3,730	1.87%	3,730	1.87%
Total fixed maturity	$53,891		$53,891
Advances with amortizing principal	—		5,000	0.30%
Total	$53,891		$58,891
At December 31, 2014, the Bank’s available and unused portion of this borrowing arrangement was approximately $74,889.
Maximum month-end amounts outstanding were $53,891 and $56,500 during the three month periods ended December 31, 2014 and 2013, respectively.
Each advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $215,432 of real estate mortgage loans.

NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Three months ended December 31, 2014	Three months ended December 31, 2013
Current tax provision
Federal	$613	$289
State	98	43
	711	332
Deferred tax provision
Federal	(239)	(143)
State	(39)	(17)
	(278)	(160)
Total	$433	$172
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Three months ended December 31, 2014		Three months ended December 31, 2013
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$390	34.0%	$162	34.0%
State income taxes net of federal taxes	59	5.2	25	5.4
Tax exempt interest	(11)	(1.0)	(10)	(2.1)
Other	(5)	(0.4)	(5)	(1.0)
Total	$433	37.7%	$172	36.2%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and September 30, 2014, respectively:

	December 31, 2014	September 30, 2014
Deferred tax assets:
Allowance for loan losses	$2,565	$2,562
Deferred loan costs/fees	201	217
Director/officer compensation plans	533	551
Net unrealized loss on securities available for sale	301	579
Other	402	233
Deferred tax assets	4,002	$4,142
Deferred tax liabilities:
Office properties and equipment	(257)	(397)
Other	(111)	(111)
Deferred tax liabilities	(368)	(508)
Net deferred tax assets	$3,634	$3,634
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting

Policies,” above. At December 31, 2014 and September 30, 2014, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2014, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2011 to present. The years open to examination by state and local government authorities varies by jurisdiction.
The tax effects from uncertain tax positions can be recognized in the financial statements, provided the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the foregoing accounting standard to all of its tax positions for which the statute of limitations remained open as of the date of the accompanying consolidated financial statements.
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the three month periods ended December 31, 2014 and 2013, the Company did not recognize any interest or penalties related to income tax issues in its consolidated statements of operations. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of December 31, 2014 or September 30, 2014 respectively.
NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of December 31, 2014 and December 31, 2013, 113,910 restricted shares under this plan were issued for both periods and 100,446 and 102,619 restricted shares under this plan were outstanding, respectively. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares, $6.18 for 6,832 shares, $5.24 for 20,312 shares, $5.65 for 2,500 shares and $5.84 for 20,483 shares. During the three months ended December 31, 2014 and December 31, 2013, no shares were granted to eligible participants under this plan.
There were no previously awarded shares under the 2004 Recognition and Retention Plan that were forfeited in either of the three month periods ending December 31, 2014 or 2013, respectively. There were 1,314 shares of the Company's common stock surrendered under this plan during the three month period ending December 31, 2013 and 1,314 shares of the Company's common stock surrendered during the three month period ending December 31, 2014, in each case to satisfy the withholding taxes due upon the vesting of certain previously awarded shares.
In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At December 31, 2014, 284,778 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.57 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through December 31, 2014, since the plan’s inception, options for 65,880 shares of the Company’s common stock were vested, options for 40,845 shares were unvested, options for 143,528 shares were forfeited and options for 34,525 shares were exercised. Of the 284,778 options granted, 106,725 remained outstanding as of December 31, 2014.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of December 31, 2014 and December 31, 2013, 15,000 and 0 restricted shares under the 2008 Equity Incentive plan were issued and outstanding, respectively. Restricted shares granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $8.00 for 15,000 shares. There were no shares issued during the three months ended December 31, 2014 and December 31, 2013.

Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $18 for the three month period ended December 31, 2014. Compensation expense related to restricted stock awards from the 2004 Recognition and Retention Plan was $12 for the three month period ended December 31, 2013.
As of December 31, 2014 and December 31, 2013, 45,000 and 0 common stock options under the 2008 Equity Incentive plan were issued, respectively. At December 31, 2014, 45,000 options had been granted under this plan to eligible participants at a weighted-average exercise price of $8.00 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. There were no common stock options granted during the three months ended December 31, 2014 and December 31, 2013. Through December 31, 2014, since the plan's inception, options for 0 shares of the Company's common stock were vested, options for 42,500 shares were unvested, options for 2,500 shares were forfeited and options for 0 shares were exercised. Of the 45,000 options granted, 42,500 remained outstanding as of December 31, 2014.
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to all plans for the three month period ended December 31, 2014 was $12. The compensation cost recognized for stock-based employee compensation related only to the 2004 Stock Option and Incentive Plan for the three month period ended December 31, 2013 was $8.
NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the three months ended December 31, 2014:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains arising during the period	$695	(278)	$417
Less: reclassification adjustment for losses included in net income	2	(1)	1
Other comprehensive income	$697	$(279)	$418
The changes in the accumulated balances for each component of other comprehensive income (loss) for the three months ended December 31, 2014 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2014	$(869)	$27	$(842)
Current year-to-date other comprehensive income, net of tax	418	—	418
Ending balance, December 31, 2014	$(451)	$27	$(424)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” or the negative of those terms or other words of similar meaning.  Such forward-looking statements in this report are inherently subject to many uncertainties arising in the Company’s operations and business environment. These uncertainties include general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting estimates and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies overseeing the Bank; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank or the Company; fluctuation of the Company’s stock price; the Bank's ability to attract and retain key personnel; the Bank's ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K, for the year ended September 30, 2014 filed with the Securities and Exchange Commission on December 8, 2014. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of December 31, 2014, and our consolidated results of operations for the three months ended December 31, 2014, compared to the same period in the prior fiscal year for the three months ended December 31, 2013. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2014. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three month periods ended December 31, 2014 and 2013, respectively:

	Three Months Ended December 31,
	2014	2013
Net income as reported	$715	$303
EPS - basic, as reported	$0.14	$0.06
EPS - diluted, as reported	$0.14	$0.06
Cash dividends paid	$—	$—
Return on average assets (annualized)	0.50%	0.22%
Return on average equity (annualized)	4.89%	2.22%
Efficiency ratio, as reported (1)	72.90%	74.51%
s

(1)
The efficiency ratio is calculated as non-interest expense minus branch closure costs divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings. A lower ratio indicates greater efficiency.

The following is a brief summary of some of the significant factors that affected our operating results in the three month periods ended December 31, 2014 and 2013. See the remainder of this section for a more thorough discussion.
We reported net income of $715 for the three months ended December 31, 2014, compared to $303 for the three months ended December 31, 2013. Both basic and diluted earnings per share were $0.14 and $0.06 for the three months ended December 31, 2014 and 2013, respectively.
The return on average assets for the three months ended December 31, 2014 and 2013 was 0.50% and 0.22%, respectively.

The return on average equity for the three months ended December 31, 2014 and 2013 was 4.89% and 2.22%, respectively
Our efficiency ratio decreased to 72.90% for the three months ended December 31, 2014, compared to 74.51% for the three months ended December 31, 2013, primarily due to reduced non-interest expense.
Key factors behind these results were:

•
Net interest income was $4,841 for the three month period ended December 31, 2014, a decrease of $139 or 2.70% from the prior year period, primarily due to loan sales of fixed rate longer term consumer real estate loans in the amount of $7,600 in September 2014 and $8,100 in October 2014. These loan sales are part of the Company's ongoing loan portfolio and balance sheet management activities undertaken to manage, among other things, interest rate risk and liquidity.

•	The net interest margin of 3.47% for the three months ended December 31, 2014 represents a 19 bp decrease from a net interest margin of 3.66% for the three months ended December 31, 2013.

•
Total loans were $460,704 at December 31, 2014, a decrease of $9,662, or 2.05%, from their balances at September 30, 2014, due to the loan sales discussed above. Total deposits were $454,404 at December 31, 2014, an increase of $4,637, or 1.03%, from their balances at September 30, 2014.

•
Net loan charge-offs decreased from $495 for the three months ended December 31, 2013 to $194 for the three months ended December 31, 2014, as a result of overall credit quality improvement within the loan portfolio. Continued lower levels of net loan charge-offs led to a decreased provision for loan losses of $235 for the three month period ended December 31, 2014, compared to $600 for the three months ended December 31, 2013. Annualized net loan charge-offs as a percentage of average loans were 0.17% for the three months ended December 31, 2014, compared to 0.45% for the three months ended December 31, 2013.

•
Non-interest income increased from $876 for the three months ended December 31, 2013 to $1,034 for the three months ended December 31, 2014, mainly due to secondary market loan origination fees, the receipt of a loan sale premium occurring during the first quarter of fiscal 2015 and an $81 decrease in net impairment losses on investment securities.

•
Non-interest expense decreased $289, from $4,781 to $4,492, for the three month period ending December 31, 2014 compared to the three month period ending December 31, 2013, primarily reflecting reduced employee and office expenses as well as delayed branch closure costs.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and their related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that our management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit to our Form 10-K annual report for the fiscal year ending September 30, 2014, our critical accounting estimates are as follows:
Allowance for Loan Losses.
We maintain an allowance for loan losses to absorb probable incurred losses in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable and inherent losses in our loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in our loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying loan collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). We believe that the Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory requirements. However, based on periodic examinations by regulators, the amount of the allowance for loan losses recorded during a particular period may be adjusted.
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
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of December 31, 2014, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three month periods ended December 31, 2014 and 2013, respectively.
Tax equivalent net interest income was $4,861 for the three months ended December 31, 2014, compared to $4,996 for the three months ended December 31, 2013. The net interest margin for the three month period ended December 31, 2014 was 3.47% compared to 3.66% for the three month period ended December 31, 2013.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $205 for the three month period ended December 31, 2014 compared to the comparable prior year period. The increase and changes in the composition of interest earning assets resulted in an increase of $236 for the three month period ended December 31, 2014, compared to the same period in the prior year. Rate changes on interest earning assets decreased interest income by $355 for the three month period ended December 31, 2014. This decrease was partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $15 over the same period in the prior year, resulting in a net decrease of $340 in net interest income due to changes in interest rates during the three month period ended December 31, 2014. The increase in our balances of loans outstanding was due to commercial real estate and agricultural loan growth in the current year period over the balances in the prior year period, and was the primary factor affecting volume changes during these same periods. Rate decreases on loans are reflective of the overall lower market interest rate environment versus historic levels. While the overall rate environment was lower in the current period versus historic levels for deposit products as well, our emphasis on extending maturities on deposits products, as part of our overall interest rate risk strategy, has led to an increase in our interest expense.
We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. A continuing low interest rate environment may enable us to experience a further reduction in our cost of funds while loans continue to prepay at faster than historical speeds.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below, is the weighted average yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three month period ended December 31, 2014, and for the comparable prior year three month period. Non-accruing loans have been included in the table as loans carrying a zero yield.

Average interest earning assets were $555,388 for the three month period ended December 31, 2014, compared to $542,288 for the comparable prior year period. Interest income on interest earning assets was $5,980 for the three month period ended December 31, 2014, compared to $6,099 for the same period in the prior year. Interest income is comprised primarily of interest income on loans and interest income on investment securities adjusted for the tax benefit of tax-exempt securities. Interest income on loans was $5,596 for the three month period ended December 31, 2014, compared to $5,722 for the comparable prior year period. Interest income on investment securities was $342 for the three month period ended December 31, 2014, compared to $367 for the similar prior year period. The decrease in loan interest income in the current year three month period was primarily due to a continued lower interest rate environment in the current year period over the comparable period in the prior year. The decrease in interest income on investment securities was primarily due to a decrease in volume in the current year period over the comparable period in the prior year.
Average interest-bearing liabilities were $488,885 for the three month period ended December 31, 2014, compared to $497,149 for the similar prior year period. Interest expense on interest-bearing liabilities was $1,119 for the three month period ended December 31, 2014, compared to $1,103 for the same period in the prior year. Interest expense remained relatively flat during the current three month period compared to the comparable prior year period, as decreases in deposit balances were offset by corresponding changes in deposit mix, resulting in slightly higher rates paid on deposits.
For the three months ended December 31, 2014, interest expense on interest-bearing deposits increased $27 from volume and mix changes and decreased $23 from the impact of the rate environment, resulting in an aggregate decrease of $4 in interest expense on interest-bearing deposits during such periods. Interest expense on FHLB advances increased $4 from volume and mix changes and increased $8 from the impact of the rate environment during the three months ended December 31, 2014 for an aggregate increase in the amount of $12. The increases were primarily due to new longer term FHLB borrowings at higher interest rates.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended December 31, 2014 compared to the three months ended December 31, 2013:

	Three months ended December 31, 2014			Three months ended December 31, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$13,010	$8	0.24%	$16,085	$5	0.12%
Loans	464,540	5,596	4.78%	443,113	5,722	5.12%
Interest-bearing deposits	808	4	1.96%	1,241	3	0.96%
Investment securities (1)	71,684	342	1.89%	78,549	367	1.85%
Non-marketable equity securities, at cost	5,346	30	2.23%	3,300	2	0.24%
Total interest earning assets	$555,388	$5,980	4.27%	$542,288	$6,099	4.46%
Average interest-bearing liabilities:
Savings accounts	$27,578	$7	0.10%	$25,675	$3	0.05%
Demand deposits	18,642	34	0.72%	33,798	14	0.16%
Money market	139,561	151	0.43%	151,367	155	0.41%
CD’s	225,702	694	1.22%	210,566	706	1.33%
IRA’s	22,261	66	1.18%	21,868	70	1.27%
Total deposits	$433,744	$952	0.87%	$443,274	$948	0.85%
FHLB Advances	55,141	167	1.20%	53,875	155	1.14%
Total interest-bearing liabilities	$488,885	$1,119	0.91%	$497,149	$1,103	0.88%
Net interest income		$4,861			$4,996
Interest rate spread			3.36%			3.58%
Net interest margin			3.47%			3.66%
Average interest earning assets to average interest-bearing liabilities			1.14			1.09
(1) For the quarters ended December 31, 2014 and 2013, the average balance of the tax exempt investment securities, included in investment securities, were $9,446 and $8,520, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

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
RATE / VOLUME ANALYSIS (1)
(Dollar amounts in thousands)
Three months ended December 31, 2014 compared to the three months ended December 31, 2013:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(1)	$4	$3
Loans	269	(395)	(126)
Interest-bearing deposits	(1)	2	1
Investment securities	(33)	8	(25)
Non-marketable equity securities, at cost	2	26	28
Total interest earning assets	$236	$(355)	$(119)
Interest expense:
Savings accounts	—	4	4
Demand deposits	(10)	30	20
Money market accounts	(13)	9	(4)
CD’s	49	(61)	(12)
IRA’s	1	(5)	(4)
Total deposits	$27	$(23)	$4
FHLB Advances	4	8	12
Total interest bearing liabilities	$31	$(15)	$16
Net interest income	$205	$(340)	$(135)

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each category.
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. Prior to the past 2 years, higher charge off levels and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Estimates—Allowance for Loan Losses”, made it necessary to increase our provision to ensure an adequate ALL. Within the last year, we have experienced lower levels of charge-offs and nonperforming loans. With both local and national unemployment rates improving slightly in recent quarters and improved asset quality due to our stricter underwriting standards, we anticipate our actual charge-off experience to remain stable throughout the fiscal year ending September 30, 2015.
Net loan charge-offs for the three month period ended December 31, 2014 were $194, compared to $495, for the comparable prior year period. Annualized net charge-offs to average loans were 0.17% for the three months ended December 31, 2014, compared to 0.45% for the comparable period in the prior year. Non-accrual loans were $1,070 at December 31, 2014, compared to $1,184 at September 30, 2014. We believe our improved credit and underwriting policies have supported more effective lending decisions by the Bank, resulting in improved loan quality. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.

We recorded a provision for loan losses of $235 for the three month period ended December 31, 2014, compared to $600 for the comparable prior year period. Management believes that the provision taken for the current year three month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make provisions, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three month periods ended December 31, 2014 and 2013, respectively.

	Three months ended December 31,		%
	2014	2013	Change
Non-interest Income:
Net impairment gains (losses) recognized in earnings	$2	$(79)	102.53%
Service charges on deposit accounts	472	553	(14.65)%
Loan fees and service charges	355	217	63.59%
Other	205	185	10.81%
Total non-interest income	$1,034	$876	18.04%
Non-interest income was $1,034 for the three month period ended December 31, 2014 compared to $876 for the comparable prior year period. The increase of $158 during the current year three month period ended December 31, 2014 was primarily due to secondary market loan origination fees, the receipt of a loan sale premium occurring during the current year first quarter and an $81 decrease in net impairment losses on investment securities.
Non-interest Expense. The following table reflects the various components of non-interest expense for the three month periods ended December 31, 2014 and 2013, respectively.

	Three months ended December 31,		%
	2014	2013	Change
Non-interest Expense:
Salaries and related benefits	$2,175	$2,269	(4.14)%
Occupancy - net	820	635	29.13
Office	256	381	(32.81)
Data processing	389	364	6.87
Amortization of core deposit intangible	14	14	—
Advertising, marketing and public relations	98	76	28.95
FDIC premium assessment	104	105	(0.95)
Professional services	319	218	46.33
Other	317	719	(55.91)
Total non-interest expense	$4,492	$4,781	(6.04)%

Non-interest expense (annualized) / Average assets	3.15%	3.46%	(8.96)%
During the current three month period, salaries and related benefits, as well as office expenses, decreased due to efficiencies and cost savings realized from previous branch closures occurring in prior years. Occupancy costs increased during the current three month period over the same period in the prior year due to accelerated branch depreciation costs related to the three branch closures scheduled for closure during January 2015. Other expenses decreased in the current three month period due to branch closure costs incurred in the same period in the prior year.
Non-interest expense decreased $289, or 6.04%, for the three month period ended December 31, 2014, compared to the comparable prior year period. The non-interest expense (annualized) to average assets ratio was 3.15% for the three month period ended December 31, 2014, compared to 3.46% for the same prior year period.
Income Taxes. Income tax expense was $433 for the three months ended December 31, 2014, compared to $172 for the comparable prior year period.
BALANCE SHEET ANALYSIS
Loans. Loan balances decreased by $9,662, or 2.05%, to $460,704 as of December 31, 2014 from $470,366 at September 30, 2014. At December 31, 2014, the loan portfolio was comprised of $252,168 of loans secured by real estate, or 54.7% of total loans including $46,133 in commercial and agricultural real estate loans, and $208,536 of consumer and other loans, or 45.3% of total loans, including $7,296 of C&I loans. At September 30, 2014, the loan portfolio mix included real estate loans of $261,315, or 55.6% of total loans including $39,061 in commercial and agricultural real estate loans, and consumer and other loans of $209,051, or 44.4% of total loans, including $6,076 of C&I loans. In the most recent quarter, our loan portfolio decreased by $9,662, primarily due to the loan sale in October 2014 of fixed rate longer term consumer real estate loans in the amount of $8,100.
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
At least quarterly, we review the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of ASC 450-10, “Accounting for Contingencies” and ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific impaired loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other relevant factors specific to the markets in which we operate. We continue to refine our ALL methodology by introducing a greater level of granularity to our loan portfolio. We currently segregate loans into pools based on common risk characteristics for purposes of allocating the ALL. The additional segmentation of the portfolio is intended to provide a more effective basis for the determination of qualitative factors affecting our ALL. In addition, management continually evaluates our ALL methodology to assess whether modifications in our methodology are appropriate in light of underwriting practices, market conditions, identifiable trends, regulatory pronouncements or other factors. We believe that any modifications or changes to the ALL methodology would be to enhance the ALL. However, any such modifications could result in materially different ALL levels in future periods.
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At December 31, 2014, we had 92 such loans, all secured by real estate or personal property with an aggregate recorded investment of $4,859. The total for the 46 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $2,914 for which $578 in specific ALL was recorded as of December 31, 2014.
At December 31, 2014, there were 60 individual substandard loans, not considered TDRs, with an aggregate recorded investment of $1,639. The total for the 17 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $466 for which $83 in specific ALL was recorded as of December 31, 2014.
At December 31, 2014, the ALL was $6,547, or 1.42% of our total loan portfolio, compared to ALL of $6,506, or 1.38% of the total loan portfolio at September 30, 2014. At December 31, 2014, the ALL was 1.54% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 1.49% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2014. We have established a separate restricted reserve account for these third party purchased consumer loans. This level was based on our analysis of the loan portfolio risk at December 31, 2014, taking into account the factors discussed above.
All of the nine factors are taken into account in determining the ALL. The impact of the factors in general categories are subject to change; thus the allocations are management’s estimate of the loan loss categories in which the probable and inherent loss has occurred as of the date of our assessment. Of the nine factors, we believe the following have the greatest impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales: (1) lending policies and procedures; (2) economic and business conditions; (3) the value of the underlying collateral. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allocated allowance. The general component covers non-impaired loans and is based on historical loss experience adjusted for these and other qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available. These refinements could also cause increases or decreases in the ALL. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.
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
When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than being recorded as interest income. A TDR typically involves the granting of some concession to the borrower involving a loan modification, such as modifying the payment schedule or making interest rate changes. TDR loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	December 31, 2014 and Three Months Then Ended	September 30, 2014 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$1,070	$1,184
Accruing loans past due 90 days or more	353	401
Total nonperforming loans (“NPLs”)	1,423	1,585
Other real estate owned	1,102	1,025
Other collateral owned	88	25
Total nonperforming assets (“NPAs”)	$2,613	$2,635
Troubled Debt Restructurings (“TDRs”)	$4,859	$5,581
Nonaccrual TDRs	159	249
Average outstanding loan balance	455,615	455,615
Loans, end of period (1)	460,704	470,366
Total assets, end of period	571,276	569,815
ALL, at beginning of period	$6,506	$6,180
Loans charged off:
Real estate loans	(119)	(1,238)
Consumer and other loans	(157)	(689)
Total loans charged off	(276)	(1,927)
Recoveries of loans previously charged off:
Real estate loans	7	94
Consumer and other loans	75	249
Total recoveries of loans previously charged off:	82	343
Net loans charged off (“NCOs”)	(194)	(1,584)
Additions to ALL via provision for loan losses charged to operations	235	1,910
ALL, at end of period	$6,547	$6,506
Ratios:
ALL to NCOs (annualized)	843.69%	410.73%
NCOs (annualized) to average loans	0.17%	0.35%
ALL to total loans	1.42%	1.38%
NPLs to total loans	0.31%	0.34%
NPAs to total assets	0.46%	0.46%
Total Assets:	$571,276	$569,815
(1)    Total loans at December 31, 2014, include $36,199 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.
Loans 30 to 90 days past due increased during the three month period ended December 31, 2014 compared to September 30, 2014 due to seasonal loan delinquency. However, loans 30 to 90 days past due have decreased significantly during the three month period ended December 31, 2014 compared to the comparable prior year period, which management believes is indicative of a decreasing likelihood of loans migrating toward nonaccrual or nonperforming status in the future. We believe our improved credit and underwriting policies are supporting more effective lending decisions by the Bank, which increases the likelihood of improved loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.
Non-performing loans of $1,423 at December 31, 2014, which included $159 of non-accrual troubled debt restructured loans, reflected a reduction of $162 from the non-performing loans balance of $1,585 at September 30, 2014. These non-

performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Our non-performing assets were $2,613 at December 31, 2014, or 0.46% of total assets, compared to $2,635, or 0.46% of total assets at September 30, 2014. The decrease in non-performing assets since September 30, 2014 was primarily a result of a decrease in non-performing loans as a result of overall credit quality improvement within our loan portfolio.
Other real estate owned (OREO) increased by $77, from $1,025 at September 30, 2014 to $1,102 at December 31, 2014. Other collateral owned increased $63 during the three months ended December 31, 2014 to $88 from the September 30, 2014 balance of $25. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Net charge offs for the three month period ended December 31, 2014 were $194, compared to $495 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.17% for the three month period ended December 31, 2014, compared to 0.35% for the twelve months ended September 30, 2014. Improved net charge-offs during the current year to date period were primarily a result of the overall credit quality improvement within our loan portfolio.
Investment Securities. We manage our securities portfolio in an effort to enhance income and improve liquidity. Our Investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities held to maturity were $9,417 at December 31, 2014, compared with $8,785 at September 30, 2014. Securities available for sale, which represent the majority of our investment portfolio, were $62,591 at December 31, 2014, compared with $62,189 at September 30, 2014.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
December 31, 2014
U.S. government agency obligations	$23,017	$22,421
Obligations of states and political subdivisions	10,671	10,445
Mortgage-backed securities	29,584	29,667
Federal Agricultural Mortgage Corporation	71	58
Totals	$63,343	$62,591
September 30, 2014
U.S. government agency obligations	$23,076	$22,103
Obligations of states and political subdivisions	11,432	11,194
Mortgage-backed securities	29,058	28,827
Federal Agricultural Mortgage Corporation	71	65
Totals	$63,637	$62,189
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
December 31, 2014
Obligations of states and political subdivisions	$1,322	$1,308
Mortgage-backed securities	$8,095	$8,200
Totals	$9,417	$9,508
September 30, 2013
Obligations of states and political subdivisions	$1,465	$1,464
Mortgage-backed securities	$7,320	$7,344
Totals	$8,785	$8,808

The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	December 31, 2014		September 30, 2014
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$52,601	$52,088	$52,134	$50,930
AAA	598	599	602	586
AA	8,144	7,918	9,553	9,343
A	1,266	1,254	919	905
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	734	732	429	425
Total	$63,343	$62,591	$63,637	$62,189
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	December 31, 2014		September 30, 2014
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$8,095	$8,200	$7,320	$7,344
AAA	—	—	—	—
AA	737	729	880	882
A	235	235	235	237
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	344	350	345
Total	$9,417	$9,508	$8,785	$8,808

At December 31, 2014, securities in the amount of $4,458 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of December 31, 2014, this line of credit had a zero balance. The Bank has pledged certain of its U.S. Government Agency securities as collateral against specific municipal deposits.
Deposits. Deposits increased to $454,404 at December 31, 2014, from $449,767 at September 30, 2014, largely due to an increase in consumer checking, commercial and municipal deposits, offset by deposit runoff in the markets where branch closures took place.
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
Institutional certificates of deposit as a funding source decreased for the three months ended December 31, 2014 from their balance as of September 30, 2014. Institutional certificates of deposit remain an important part of our deposit mix as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $11,960 in brokered deposits at both December 31, 2014 and September 30, 2014. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances decreased from $58,891 as of September 30, 2014, to $53,891 as of December 31, 2014.
Stockholders’ Equity. Total stockholders’ equity was $58,621 at December 31, 2014, compared to $57,293 at September 30, 2014. Total stockholders’ equity increased by $1,328, primarily as a result of an increase in other comprehensive income and earnings during the three months ended December 31, 2014. The increase in other comprehensive income was primarily the net affect of adjustments for realized gain and unrealized losses on available for sale securities.

Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At December 31, 2014, our liquidity ratio was 13.46%, which is above our targeted liquidity ratio of 10.0%.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $67,496 of our $244,536 (27.6%) CD portfolio as of December 31, 2014 will mature within the next 12 months, we have historically retained over 70% of our maturing CD’s. Through new deposit product offerings to our branch and commercial loan customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In the present interest rate environment, and based on maturing yields this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $74,889 available under this arrangement. We also maintain lines of credit of $3,600 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank line of credit is a discretionary line of credit. As of December 31, 2014, our line of credit balance with the Federal Home Loan Bank was $53,891. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank and Bankers' Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2014, the Company had $15,594 in unused commitments, compared to $16,119 in unused commitments as of September 30, 2014.
Capital Resources. As of December 31, 2014, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2014 (Unaudited)
Total capital (to risk weighted assets)	$61,770,000	16.2%	$30,462,000	>=	8.0%	$38,077,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	56,988,000	15.0%	15,231,000	>=	4.0%	22,846,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	56,988,000	10.0%	22,867,000	>=	4.0%	28,583,000	>=	5.0%
As of September 30, 2014 (Audited)
Total capital (to risk weighted assets)	$62,116,000	16.1%	$30,793,000	>=	8.0%	$38,491,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	57,283,000	14.9%	15,396,000	>=	4.0%	23,095,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	57,283,000	10.0%	22,991,000	>=	4.0%	28,739,000	>=	5.0%

At December 31, 2014, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

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

•
managing our exposure to changes in interest rates, including but not limited to the sale of longer term fixed rate consumer loans. In September 2014, the bank sold approximately $7.6 million in fixed rate longer term consumer real estate loans to lessen our exposure to changes in interest rates. In October 2014, the bank sold an additional $8.1 million in fixed rate longer term consumer real estate loans. Additional loan sales may occur in the future if the analysis proves advantageous to the Bank; and

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
The following table sets forth, at September 30, 2014 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of December 31, 2014, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$22,109	$(50,199)	(69)%	4.37%	(812)	bp
+200 bp	42,829	(29,479)	(41)%	8.04%	(445)
+100 bp	59,966	(12,342)	(17)%	10.75%	(174)
0 bp	72,308	—	—	12.49%	—
-100 bp	78,457	6,149	9%	13.19%	70

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2014, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at reaching a level of reasonable assurance.
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
There are no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K, for the fiscal year ended September 30, 2014. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

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
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: February 9, 2015	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: February 9, 2015	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer