Form 10-Q
period 2015-03-31
Citizens Community Bancorp Inc.
filed 2015-05-11
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
At May 11, 2015 there were 5,233,359 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2015

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2015 (unaudited) and September 30, 2014
(derived from audited financial statements)
(in thousands, except share data)

	March 31, 2015	September 30, 2014
Assets
Cash and cash equivalents	$35,879	$11,434
Other interest-bearing deposits	1,495	245
Investment securities (available for sale securities at fair value of $54,006 and $62,189, and held to maturity securities at cost of $9,038 and $8,785 at March 31, 2015 and September 30, 2014, respectively)	63,044	70,974
Non-marketable equity securities, at cost	5,276	5,515
Loans receivable	453,495	470,366
Allowance for loan losses	(6,553)	(6,506)
Loans receivable, net	446,942	463,860
Office properties and equipment, net	3,105	3,725
Accrued interest receivable	1,400	1,478
Intangible assets	132	161
Foreclosed and repossessed assets, net	1,051	1,050
Other assets	11,413	11,373
TOTAL ASSETS	$569,737	$569,815

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$455,487	$449,767
Federal Home Loan Bank advances	50,891	58,891
Other liabilities	4,189	3,864
Total liabilities	510,567	512,522

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000, 5,233,359 and 5,167,061 shares issued and outstanding, respectively	52	52
Additional paid-in capital	54,716	54,257
Retained earnings	4,941	4,049
Unearned deferred compensation	(340)	(223)
Accumulated other comprehensive loss	(199)	(842)
Total stockholders’ equity	59,170	57,293
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,737	$569,815
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended March 31, 2015 and 2014
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Interest and dividend income:
Interest and fees on loans	$5,375	$5,519	$10,971	$11,241
Interest on investments	317	355	681	716
Total interest and dividend income	5,692	5,874	11,652	11,957
Interest expense:
Interest on deposits	946	879	1,898	1,827
Interest on borrowed funds	161	163	328	318
Total interest expense	1,107	1,042	2,226	2,145
Net interest income before provision for loan losses	4,585	4,832	9,426	9,812
Provision for loan losses	150	480	385	1,080
Net interest income after provision for loan losses	4,435	4,352	9,041	8,732
Non-interest income:
Total fair value adjustments and other-than-temporary impairment	—	(411)	—	(78)
Portion of loss recognized in other comprehensive income (before tax)	—	412	—	—
Net gain on sale of available for sale securities	45	(142)	47	(142)
Net gain (loss) on available for sale securities	45	(141)	47	(220)
Service charges on deposit accounts	378	450	850	1,003
Loan fees and service charges	292	137	647	354
Other	209	186	414	371
Total non-interest income	924	632	1,958	1,508
Non-interest expense:
Salaries and related benefits	2,178	2,375	4,353	4,644
Occupancy	664	635	1,484	1,270
Office	252	279	508	660
Data processing	395	381	784	745
Amortization of core deposit intangible	14	14	28	29
Advertising, marketing and public relations	186	69	284	144
FDIC premium assessment	104	104	208	209
Professional services	270	213	589	431
Other	358	409	675	1,128
Total non-interest expense	4,421	4,479	8,913	9,260
Income before provision for income tax	938	505	2,086	980
Provision for income taxes	342	184	775	356
Net income attributable to common stockholders	$596	$321	$1,311	$624
Per share information:
Basic earnings	$0.11	$0.06	$0.25	$0.12
Diluted earnings	$0.11	$0.06	$0.25	$0.12
Cash dividends paid	$0.08	$0.04	$0.08	$0.04
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Six months ended March 31, 2015 and 2014
(in thousands, except per share data)

	Six Months Ended
	March 31, 2015	March 31, 2014
Net income attributable to common stockholders	$1,311	$624
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period	615	757
Reclassification adjustment for gains included in net income	28	(85)
Change for realized losses on securities available for sale for other-than-temporary impairment (OTTI) write-down	—	47
Unrealized gains (losses) on securities	643	719
Comprehensive income (loss)	$1,954	$1,343

Reclassifications out of accumulated other comprehensive income for the six months ended March 31, 2015 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$47		Net gain on sale of available for sale securities
	(19)		Provision for income taxes
Total reclassifications for the period	$28		Net gain attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended March 31, 2015
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2014	5,167,061	$52	$54,257	$4,049	$(223)	$(842)	$57,293
Net income				1,311			1,311
Other comprehensive income, net of tax						643	643
Surrender of vested shares	(3,157)		(29)				(29)
Common stock awarded under the equity incentive plan	17,500		161		(161)		—
Common stock options exercised	51,955		299				299
Stock option expense			28				28
Amortization of restricted stock					44		44
Cash dividends ($0.08 per share)				(419)			(419)
Balance, March 31, 2015	5,233,359	$52	$54,716	$4,941	$(340)	$(199)	$59,170
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended March 31, 2015 and 2014
(in thousands, except per share data)

	Six Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income attributable to common stockholders	$1,311	$624
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	428	510
Depreciation	704	514
Provision for loan losses	385	1,080
Net realized (gain) loss on sale of securities	(47)	142
Other-than-temporary impairment on mortgage-backed securities	—	78
Amortization of core deposit intangible	28	29
Amortization of restricted stock	44	30
Stock based compensation expense	28	20
Loss on sale of office properties	—	326
(Benefit) provision for deferred income taxes	(168)	986
Net gains from disposals of foreclosed properties	(19)	(28)
Provision for valuation allowance on foreclosed properties	34	5
Decrease in accrued interest receivable and other assets	(216)	(1,562)
Increase in other liabilities	325	156
Total adjustments	1,526	2,286
Net cash provided by operating activities	2,837	2,910
Cash flows from investing activities:
Purchase of investment securities	(17,079)	(12,707)
Net (increase) decrease in interest-bearing deposits	(1,250)	1,743
Proceeds from sale of securities available for sale	22,065	16,563
Principal payments on investment securities	3,634	3,368
Proceeds from sale of Federal Reserve Bank (FRB) Stock	239	—
Proceeds from sale of foreclosed properties	569	589
Net decrease (increase) in loans	15,942	(4,574)
Net capital expenditures	(91)	(324)
Net cash received from sale of office properties	8	150
Net cash provided by investing activities	24,037	4,808
Cash flows from financing activities:
Net (decrease) increase in Federal Home Loan Bank advances	(8,000)	7,730
Net increase (decrease) in deposits	5,720	(12,940)
Surrender of restricted shares of common stock	(29)	(16)
Exercise of common stock options	299	—
Cash dividends paid	(419)	(207)
Net cash used in financing activities	(2,429)	(5,433)
Net increase in cash and cash equivalents	24,445	2,285
Cash and cash equivalents at beginning of period	11,434	17,601
Cash and cash equivalents at end of period	$35,879	$19,886
Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$1,896	$1,827
Interest on borrowings	$330	$305
Income taxes	$720	$79
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$591	$1,259
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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary. The Bank originates residential, commercial, agricultural, consumer and commercial and industrial (C&I) loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 20 full-service offices, eight stand-alone locations and 12 branches predominantly located inside Walmart Supercenters.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through May 11, 2015, the date on which the financial statements were available to be issued. As of May 11, 2015, there were no subsequent events which required recognition or disclosure.
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
Investment Securities; Held to Maturity and Available for Sale – Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of the date of each statement of financial position. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Investment securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with unrealized holding gains and losses deemed other than temporarily impaired due to non-credit issues being reported in other comprehensive income (loss), net of tax. Unrealized losses deemed other-than-temporary due to credit issues are reported in the Company’s earnings in the period in which the losses arise. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the underlying securities.
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
Foreclosed and Repossessed Assets, net – Assets acquired through foreclosure or repossession are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed and are included in non-interest expense, other on our Consolidated Statements of Operations.
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
The Company regularly reviews the carrying amount of its net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carryforward periods, any experience with utilization of operating loss and tax credit carryforwards not expiring, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. Accordingly, the Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.
Earnings Per Share – Basic earnings per common share is net income or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable during the period, consisting of stock options outstanding under the Company’s stock incentive plans that have an exercise price that is less than the Company's stock price on the reporting date.
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
In May, 2014, the FASB issued ASU 2014-09; "Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to clarify and simplify revenue recognition principles, develop a common revenue standard across industries and accounting frameworks, and improve the usefulness and consistency of revenue reporting. For public entities, ASU 2014-09 is effective on a retrospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company expects the adoption of ASU 2014-09 to have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In January, 2014, the FASB issued ASU 2014-04; "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)". ASU 2014-04 is intended to improve consistency among reporting entities by clarifying when an in substance foreclosure occurs, that is, when a creditor should derecognize a loan and recognize the corresponding real estate collateral as a separate asset. For public entities, ASU 2014-04 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company expects the adoption of ASU 2014-04 to have no material effect on the Company's consolidated results of operations, financial position or cash flows.
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
Assets Measured on a Recurring Basis
Level 3 assets measured on a recurring basis are certain investments for which little or no market activity exists or whose value of the underlying collateral is not market observable. Management’s valuation uses both observable as well as unobservable inputs to assist in the Level 3 valuation of mortgage backed securities held by the Bank, employing a methodology that considers future cash flows along with risk-adjusted returns. The inputs in this methodology are as follows: ability and intent to hold to maturity, mortgage underwriting rates, market prices/conditions, loan type, loan-to-value ratio, strength of borrower, loan age, delinquencies, prepayment/cash flows, liquidity, expected future cash flows, rating agency actions, and a discount rate, which is assumed to be approximately equal to the coupon rate for each security. As of March 31, 2015, the Company held no Level 3 securities measured on a recurring basis. The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2015 and September 30, 2014:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Investment securities:
U.S. government agency obligations	$15,408	$—	$15,408	$—
Obligations of states and political subdivisions	11,877	—	11,877	—
Mortgage-backed securities	26,665	—	26,665	—
Federal Agricultural Mortgage Corporation	56	—	56	—
Total	$54,006	$—	$54,006	$—
September 30, 2014
Investment securities:
U.S. government agency obligations	$22,103	$—	$22,103	$—
Obligations of states and political
subdivisions	11,194	—	11,194	—
Mortgage-backed securities	28,827	—	28,827	—
Federal Agricultural Mortgage Corporation	65		65
Total	$62,189	$—	$62,189	$—
The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended March 31, 2015 and 2014:

	Six Months Ended
	March 31, 2015	March 31, 2014
Balance beginning of period	$—	$1,226
Total gains or losses (realized/unrealized):
Included in earnings	—	(274)
Included in other comprehensive loss	—	615
Sales	—	(1,321)
Payments, accretion and amortization	—	(246)
Balance end of period	$—	$—
Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2015 and September 30, 2014:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Foreclosed and repossessed assets, net	$1,051	$—	$—	$1,051
Loans restructured in a TDR	4,752	—	—	4,752
Total	$5,803	$—	$—	$5,803
September 30, 2014
Foreclosed and repossessed assets, net	$1,050	$—	$—	$1,050
Loans restructured in a TDR	5,581	—	—	5,581
Total	$6,631	$—	$—	$6,631

The fair value of TDRs was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting TDRs.
The fair value of foreclosed and repossessed assets was determined by obtaining market price valuations from independent third parties wherever such valuations were available. Where such valuations were not available, the Company utilized independent third party appraisals to support the Company’s estimates and judgments in determining fair value for such assets.
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
Accrued Interest Receivable and Payable
Due to their short-term nature, the carrying amounts of accrued interest receivable and payable are considered to be a reasonable estimate of fair value.
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

The carrying amount and estimated fair value of the Company's financial instruments as of the dates indicated below were as follows:

	March 31, 2015		September 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$35,879	$35,879	$11,434	$11,434
Interest-bearing deposits	1,495	1,495	245	245
Investment securities	63,044	63,265	70,974	70,997
Non-marketable equity securities, at cost	5,276	5,276	5,515	5,515
Loans receivable, net	446,942	464,428	463,860	479,961
Accrued interest receivable	1,400	1,400	1,478	1,478
Financial liabilities:
Deposits	$455,487	$459,947	$449,767	$454,170
FHLB advances	50,891	51,335	58,891	59,331
Accrued interest payable	15	15	13	13
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
As an integral part of their examination process, various regulatory agencies also review the Bank’s ALL. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of our management based on information available to the regulators at the time of their examinations.

Changes in the ALL by loan type for the periods presented below were as follows:

	Real Estate	Consumer and Other	Total
Six Months Ended March 31, 2015:
Allowance for Loan Losses:
Beginning balance, October 1, 2014	$2,759	$3,747	$6,506
Charge-offs	(231)	(284)	(515)
Recoveries	20	157	177
Provision	239	146	385
Ending balance, March 31, 2015	$2,787	$3,766	$6,553
Allowance for Loan Losses at March 31, 2015:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$514	$158	$672
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$2,273	$3,608	$5,881
Loans Receivable as of March 31, 2015:
Ending balance	$249,102	$204,393	$453,495
Ending balance: individually evaluated for impairment	$5,269	$1,093	$6,362
Ending balance: collectively evaluated for impairment	$243,833	$203,300	$447,133

	Real Estate	Consumer and Other	Total
Year ended September 30, 2014
Allowance for Loan Losses:
Beginning balance, October 1, 2013	$2,541	$3,639	$6,180
Charge-offs	(1,238)	(689)	(1,927)
Recoveries	94	249	343
Provision	1,362	548	1,910
Ending balance, September 30, 2014	$2,759	$3,747	$6,506
Allowance for Loan Losses at September 30, 2014:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$525	$207	$732
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$2,234	$3,540	$5,774
Loans Receivable as of September 30, 2014:
Ending balance	$261,315	$209,051	$470,366
Ending balance: individually evaluated for impairment	$6,542	$1,267	$7,809
Ending balance: collectively evaluated for impairment	$254,773	$207,784	$462,557
The Bank has originated substantially all loans currently recorded on the Company’s accompanying Consolidated Balance Sheet, except as noted below.
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a Board of Director determinant was originally established to limit the purchase of these consumer loans under this arrangement to a maximum of $40,000 and a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. During the first quarter of fiscal 2015, the Board of Directors increased the limit of these purchased consumer loans to a maximum of $50,000. As of March 31, 2015, the balance of the consumer loans purchased was $36,109. The balance in the cash reserve account has reached the maximum allowed balance of $1,000, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, none of the purchased loans have been charged off or experienced losses.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer and Other Loans		Total Loans
	March 31, 2015	September 30, 2014	March 31, 2015	September 30, 2014	March 31, 2015	September 30, 2014
Performing loans
Performing TDR loans	$3,983	$4,535	$631	$797	$4,614	$5,332
Performing loans other	244,398	255,564	203,396	207,885	447,794	463,449
Total performing loans	248,381	260,099	204,027	208,682	452,408	468,781

Nonperforming loans (1)
Nonperforming TDR loans	84	202	54	47	138	249
Nonperforming loans other	637	1,014	312	322	949	1,336
Total nonperforming loans	$721	$1,216	$366	$369	$1,087	$1,585
Total loans	$249,102	$261,315	$204,393	$209,051	$453,495	$470,366

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.
An aging analysis of the Company’s real estate, consumer and other loans and purchased third party loans as of March 31, 2015 and September 30, 2014, respectively, was as follows:

	30-59 Days Past Due	61-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 89 days and Accruing
March 31, 2015
Real estate loans	$909	$391	$469	$1,769	$247,333	$249,102	$—
Consumer and other loans	422	80	153	655	167,629	168,284	26
Purchased third party loans	339	142	85	566	35,543	36,109	85
Total	$1,670	$613	$707	$2,990	$450,505	$453,495	$111
September 30, 2014
Real estate loans	$678	$80	$989	$1,747	$259,568	$261,315	$228
Consumer and other loans	354	73	178	605	175,634	176,239	99
Purchased third party loans	190	136	73	399	32,413	32,812	74
Total	$1,222	$289	$1,240	$2,751	$467,615	$470,366	$401

At March 31, 2015, the Company has identified $4,752 of TDR loans and $1,610 of substandard loans as impaired, totaling $6,362, which includes $4,614 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of March 31, 2015 and September 30, 2014 was as follows:

	With No Related Allowance Recorded			With An Allowance Recorded			Totals
	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total
Recorded investment at March 31, 2015	$2,662	$444	$3,106	$2,607	$649	$3,256	$5,269	$1,093	$6,362
Unpaid balance at March 31, 2015	2,662	444	3,106	2,607	649	3,256	5,269	1,093	6,362
Recorded investment at September 30, 2014	4,345	535	4,880	2,197	732	2,929	6,542	1,267	7,809
Unpaid balance at September 30, 2014	4,345	535	4,880	2,197	732	2,929	6,542	1,267	7,809
Average recorded investment; six months ended March 31, 2015	3,228	473	3,701	2,494	694	3,188	5,722	1,167	6,889
Average recorded investment; twelve months ended September 30, 2014	4,722	614	5,336	3,137	823	3,960	7,859	1,437	9,296
Interest income received; six months ended March 31, 2015	33	8	41	11	10	21	44	18	62
Interest income received; twelve months ended September 30, 2014	149	32	181	68	24	92	217	56	273

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 3 delinquent TDRs greater than 60 days past due with a recorded investment of $252 at March 31, 2015, compared to 4 such loans with a recorded investment of $191 at September 30, 2014. A summary of loans by loan type modified in a troubled debt restructuring as of March 31, 2015 and March 31, 2014, and during each of the six months then ended, and as of September 30, 2014 and during the twelve months then ended was as follows:

	Real Estate	Consumer and Other	Total
March 31, 2015 and
Six Months then Ended:
Accruing / Performing:
Beginning balance	$4,535	$797	$5,332
Principal payments	(398)	(136)	(534)
Charge-offs	—	(2)	(2)
Advances	10	—	10
New restructured (1)	17	14	31
Class transfers out (2)	(181)	—	(181)
Transfers between accrual/non-accrual	—	(42)	(42)
Ending balance	$3,983	$631	$4,614
Non-accrual / Non-performing:
Beginning balance	$202	$47	$249
Principal payments	(102)	(4)	(106)
Charge-offs	(16)	(31)	(47)
Advances	—	—	—
New restructured (1)	—	—	—
Class transfers out (2)	—	—	—
Transfers between accrual/non-accrual	—	42	42
Ending balance	$84	$54	$138
Totals:
Beginning balance	$4,737	$844	$5,581
Principal payments	(500)	(140)	(640)
Charge-offs	(16)	(33)	(49)
Advances	10	—	10
New restructured (1)	17	14	31
Class transfers out (2)	(181)	—	(181)
Transfers between accrual/non-accrual	—	—	—
Ending balance	$4,067	$685	$4,752

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)
“Class transfers out” represent previously restructured loans that are in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

	Real Estate	Consumer and Other	Total
March 31, 2014 and
Six Months then Ended:
Accruing / Performing:
Beginning balance	$6,254	$1,101	$7,355
Principal payments	(633)	(170)	(803)
Charge-offs	(11)	(30)	(41)
Advances	—	—	—
New restructured (1)	—	24	24
Class transfers out (2)	—	—	—
Transfers between accrual/non-accrual	(259)	(21)	(280)
Ending balance	$5,351	$904	$6,255
Non-accrual / Non-performing:
Beginning balance	$1,187	$76	$1,263
Principal payments	(767)	(25)	(792)
Charge-offs	(331)	(29)	(360)
Advances	—	—	—
New restructured (1)	—	16	16
Class transfers out (2)	15	—	15
Transfers between accrual/non-accrual	259	21	280
Ending balance	$363	$59	$422
Totals:
Beginning balance	$7,441	$1,177	$8,618
Principal payments	(1,400)	(195)	(1,595)
Charge-offs	(342)	(59)	(401)
Advances	—	—	—
New restructured (1)	—	40	40
Class transfers out (2)	15	—	15
Transfers between accrual/non-accrual	—	—	—
Ending balance	$5,714	$963	$6,677

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)
“Class transfers out” represent previously restructured loans that are in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

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

(2)
“Class transfers out” represent previously restructured loans that are in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

	March 31, 2015		September 30, 2014
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Real estate	41	$4,067	47	$4,737
Consumer and other	46	685	53	844
Total troubled debt restructurings	87	$4,752	100	$5,581

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of March 31, 2015 and September 30, 2014, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
U.S. government agency obligations	$15,657	$—	$249	$15,408
Obligations of states and political subdivisions	12,010	33	166	11,877
Mortgage-backed securities	26,645	129	109	26,665
Federal Agricultural Mortgage Corporation	71	—	15	56
Total available for sale securities	$54,383	$162	$539	$54,006

September 30, 2014
U.S. government agency obligations	$23,076	$—	$973	$22,103
Obligations of states and political subdivisions	11,432	17	255	11,194
Mortgage-backed securities	29,058	138	369	28,827
Federal Agricultural Mortgage Corporation	71	—	6	65
Total available for sale securities	$63,637	$155	$1,603	$62,189

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
Obligations of states and political subdivisions	$1,321	$1	$5	$1,317
Mortgage-backed securities	7,717	225	—	7,942
Total held to maturity securities	$9,038	$226	$5	$9,259

September 30, 2014
Obligations of states and political subdivisions	$1,465	$4	$5	$1,464
Mortgage-backed securities	7,320	33	9	7,344
Total held to maturity securities	$8,785	$37	$14	$8,808
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Significant inputs used to measure the amount of other-than-temporary impairment related to credit loss include, but are not limited to, default and delinquency rates of the underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value of available for sale securities that are considered temporary are recorded as separate components of equity, net of tax. If the unrealized loss of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Unrealized losses on available for sale securities, other than credit, will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery.

A summary of the amount of other-than-temporary impairment related to credit losses on available for sale securities that have been recognized in earnings follows:

	Six months ended March 31, 2015	Six months ended March 31, 2014
Beginning balance of the amount of OTTI related to credit losses	$—	$1,250
Credit portion of OTTI on securities for which OTTI was not previously recognized	—	91
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	—	(13)
Credit portion of OTTI previously recognized on securities sold during the period	—	(1,328)
Ending balance of the amount of OTTI related to credit losses	$—	$—
The Bank has pledged certain of its U.S. Government Agency securities as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of March 31, 2015, there were no borrowings outstanding on this Federal Reserve Bank line of credit. The Bank has pledged certain of its U.S. Government Agency securities as collateral against specific municipal deposits.
NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at March 31, 2015 and September 30, 2014 was as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	March 31		September 30,
Ended September 30,	2015		2014
2015	$12,000	0.66%	$15,000	0.67%
2016	16,100	0.88%	16,100	0.88%
2017	12,961	1.57%	12,961	1.57%
2018	6,100	2.24%	6,100	2.24%
After 2018	3,730	1.87%	3,730	1.87%
Total fixed maturity	$50,891		$53,891
Advances with amortizing principal	—		5,000	0.30%
Total	$50,891		$58,891
At March 31, 2015, the Bank’s available and unused portion of this borrowing arrangement was approximately $86,690.
Maximum month-end amounts outstanding were $53,891 and $57,730 during the six month periods ended March 31, 2015 and 2014, respectively.
Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. These advances are secured by $209,334 of real estate mortgage loans.

NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Six months ended March 31, 2015	Six months ended March 31, 2014
Current tax provision (benefit)
Federal	$820	$(631)
State	123	1
	943	(630)
Deferred tax (benefit) provision
Federal	(169)	935
State	1	51
	(168)	986
Total	$775	$356
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Six months ended March 31, 2015		Six months ended March 31, 2014
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$709	34.0%	$333	34.0%
State income taxes net of federal taxes	124	6.0	53	5.4
Tax exempt interest	(23)	(1.1)	(22)	(2.2)
Other	(35)	(1.7)	(8)	(0.8)
Total	$775	37.2%	$356	36.4%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of March 31, 2015 and September 30, 2014, respectively:

	March 31, 2015	September 30, 2014
Deferred tax assets:
Allowance for loan losses	$2,567	$2,562
Deferred loan costs/fees	180	217
Director/officer compensation plans	470	551
Net unrealized loss on securities available for sale	151	579
Other	364	233
Deferred tax assets	3,732	$4,142
Deferred tax liabilities:
Office properties and equipment	(248)	(397)
Other	(110)	(111)
Deferred tax liabilities	(358)	(508)
Net deferred tax assets	$3,374	$3,634
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting

Policies,” above. At March 31, 2015 and September 30, 2014, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of March 31, 2015, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2011 to present. The years open to examination by state and local government authorities varies by jurisdiction.
The tax effects from uncertain tax positions can be recognized in the consolidated financial statements, provided the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the foregoing accounting standard to all of its tax positions for which the statute of limitations remained open as of the date of the accompanying consolidated financial statements.
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the six month periods ended March 31, 2015 and 2014, the Company did not recognize any interest or penalties related to income tax issues in its consolidated statements of operations. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of March 31, 2015 or September 30, 2014 respectively.
NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of March 31, 2015 and March 31, 2014, 113,910 restricted shares under this plan were issued for both periods and 99,043 and 101,879 restricted shares under this plan were outstanding, respectively. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares, $6.18 for 6,832 shares, $5.24 for 20,312 shares, $5.65 for 2,500 shares and $5.84 for 20,483 shares. During the three and six months ended March 31, 2015 and March 31, 2014, no shares were granted to eligible participants under this plan.
There were no previously awarded shares of the Company's common stock under the 2004 Recognition and Retention Plan that were forfeited in either of the six month periods ending March 31, 2015 or 2014, respectively. There were 2,054 shares of the Company's common stock surrendered under this plan during the six month period ending March 31, 2014 and 3,157 shares of the Company's common stock surrendered during the six month period ending March 31, 2015, in each case to satisfy the withholding taxes due upon the vesting of certain previously awarded shares. Through March 31, 2015, since the plan's inception, 77,124 shares of the Company's stock were vested and outstanding, 21,919 shares were unvested and outstanding, 9,338 shares were forfeited and 5,529 shares were surrendered.
In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At March 31, 2015, 284,778 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.57 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through March 31, 2015, since the plan’s inception, options for 44,476 shares of the Company’s common stock were vested, options for 40,261 shares were unvested, options for 143,528 shares were forfeited and options for 56,513 shares were exercised. Of the 284,778 options granted, 84,737 remained outstanding as of March 31, 2015.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of March 31, 2015 and March 31, 2014, 32,500 and 15,000 restricted shares under the 2008 Equity Incentive plan were issued, respectively. As of March 31, 2015 and March 31, 2014, 31,403 and 15,000 restricted shares under the 2008 Equity Incentive plan were outstanding, respectively. Restricted shares granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $8.00 for 15,000 shares and $9.20 for 17,500 shares. During the three months ended March 31, 2015 and March 31, 2014, 17,500 and

15,000 shares, respectively, were granted to eligible participants under this plan. Through March 31, 2015, since the plan's inception, 1,903 shares of the Company's stock were vested and outstanding, 29,500 shares were unvested and outstanding, 0 shares were forfeited and 1,097 shares were surrendered.
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $26 and $44 for the three and six month periods ended March 31, 2015, respectively. Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $12 and $30 for the three and six month periods ended March 31, 2014.
As of March 31, 2015 and March 31, 2014, 95,000 and 45,000 common stock options under the 2008 Equity Incentive plan were issued, respectively. At March 31, 2015, 95,000 options had been granted under this plan to eligible participants at a weighted-average exercise price of $8.63 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. There were 50,000 and 45,000 common stock options granted during the three months ended March 31, 2015 and March 31, 2014, respectively. Through March 31, 2015, since the plan's inception, options for 8,500 shares of the Company's common stock were vested, options for 84,000 shares were unvested, options for 2,500 shares were forfeited and options for 0 shares were exercised. Of the 95,000 options granted, 92,500 remained outstanding as of March 31, 2015.
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to both plans for the three and six month periods ended March 31, 2015, was $16 and $28, respectively. The compensation cost recognized for stock-based employee compensation related to both plans for the three and six month periods ended March 31, 2014, was $12 and $20.
NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the six months ended March 31, 2015:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains arising during the period	$1,025	(410)	$615
Less: reclassification adjustment for gains included in net income	47	(19)	28
Other comprehensive income	$1,072	$(429)	$643
The changes in the accumulated balances for each component of other comprehensive income (loss) for the six months ended March 31, 2015 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2014	$(869)	$27	$(842)
Current year-to-date other comprehensive income, net of tax	643	—	643
Ending balance, March 31, 2015	$(226)	$27	$(199)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” or the negative of those terms or other words of similar meaning.  Such forward-looking statements in this report are inherently subject to many uncertainties arising in the Company’s operations and business environment. These uncertainties include general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting estimates and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies overseeing the Bank; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives including managing costs associated with its branch consolidation and new market branch growth initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank or the Company; fluctuation of the Company’s stock price; the Bank's ability to attract and retain key personnel; the Bank's ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K, for the year ended September 30, 2014 filed with the Securities and Exchange Commission on December 8, 2014. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2015, and our consolidated results of operations for the six months ended March 31, 2015, compared to the same period in the prior fiscal year for the six months ended March 31, 2014. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2014. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three and six month periods ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income as reported	$596	$321	$1,311	$624
EPS - basic, as reported	$0.11	$0.06	$0.25	$0.12
EPS - diluted, as reported	$0.11	$0.06	$0.25	$0.12
Cash dividends paid	$0.08	$0.04	$0.08	$0.04
Return on average assets (annualized)	0.42%	0.24%	0.46%	0.23%
Return on average equity (annualized)	4.10%	2.38%	4.52%	2.28%
Efficiency ratio, as reported (1)	78.05%	78.73%	75.39%	76.57%

(1)
The efficiency ratio is calculated as non-interest expense minus branch closure costs divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in earnings. A lower ratio indicates greater efficiency.

Key factors behind these results were:

•
Net interest income was $4,585 and $9,426 for the three and six month period ended March 31, 2015, a decrease of $247 or 5.11% and $386 or 3.93% from the prior year periods, respectively. The decreases were primarily due to sales of fixed rate longer term consumer real estate loans in the amount of $7,600 in September 2014 and $8,100 in October 2014 and the pressure on interest earning asset yields from the low interest rate environment and from market competition. These loan sales are part of the Company's ongoing loan portfolio and balance sheet management activities undertaken to manage, among other things, interest rate risk and liquidity.

•
The net interest margin of 3.35% for the three months ended March 31, 2015 represents a 29 bp decrease from a net interest margin of 3.64% for the three months ended March 31, 2014. The net interest margin of 3.41% for the six months ended March 31, 2015 represents a 24 bp decrease from a net interest margin of 3.65% for the six months ended March 31, 2014.

•
Total loans were $453,495 at March 31, 2015, a decrease of $16,871, or 3.59%, from their balances at September 30, 2014, due to the loan sales discussed above and a seasonal reduction in loan volume as we concentrate on originating shorter term loans. Total deposits were $455,487 at March 31, 2015, an increase of $5,720, or 1.27%, from their balances at September 30, 2014.

•
Net loan charge-offs decreased from $964 for the six months ended March 31, 2014 to $338 for the six months ended March 31, 2015, as a result of overall credit quality improvement within the loan portfolio. Continued lower levels of net loan charge-offs led to a decreased provision for loan losses of $385 for the six month period ended March 31, 2015, compared to $1,080 for the six months ended March 31, 2014. Annualized net loan charge-offs as a percentage of average loans were 0.15% for the six months ended March 31, 2015, compared to 0.44% for the six months ended March 31, 2014.

•
Non-interest income increased from $632 for the three months ended March 31, 2014 to $924 for the three months ended March 31, 2015, mainly due to secondary market and commercial loan origination fees. Non-interest income increased from $1,508 for the six months ended March 31, 2014 to $1,958 for the six months ended March 31, 2015, mainly due to secondary market loan origination fees, the receipt of a loan sale premium occurring during the first quarter of fiscal 2015 and a $79 decrease in net impairment losses on investment securities.

•
Non-interest expense decreased $58, from $4,479 to $4,421, for the three month period ending March 31, 2015 compared to the three month period ending March 31, 2014. Non-interest expense decreased $347, from $9,260 to $8,913, for the six month period ending March 31, 2015 compared to the six month period ending March 31, 2014. Non-interest expense reductions in both periods reflected reduced employee and office expenses as part of our branch rationalization plan.

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

Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of March 31, 2015, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and six month periods ended March 31, 2015 and 2014, respectively.
Tax equivalent net interest income was $4,604 and $9,465 for the three and six months ended March 31, 2015, compared to $4,851 and $9,848 for the three and six months ended March 31, 2014. The net interest margin for the three and six month periods ended March 31, 2015 was 3.35% and 3.41% compared to 3.64% and 3.65%, respectively, for the three and six month periods ended March 31, 2014.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $159 and $363 in net interest income for the three and six month periods ended March 31, 2015 compared to the comparable prior year period. The increase and changes in the composition of interest earning assets resulted in an increase of $170 and $405 for the three and six month periods ended March 31, 2015, compared to the same period in the prior year. Rate changes on interest earning assets decreased net interest income by $352 and $707 for the three and six month periods ended March 31, 2015. Rate changes on interest-bearing liabilities increased interest expense by $54 and $39 over the same period in the prior year, resulting in a net decrease of $406 and $746 in net interest income due to changes in interest rates during the three and six month periods ended March 31, 2015. The increase in our balances of loans outstanding was due to commercial real estate and agricultural loan growth in the current year to date period over the balances in the prior year period, and was the primary factor affecting volume changes during these same periods. Rate decreases on loans are reflective of the overall lower market interest rate environment versus historic levels. While the overall rate environment was lower in the current year to date period versus historic levels for deposit products as well, our emphasis on extending maturities on deposits products, as part of our overall interest rate risk strategy, has led to an increase in our interest expense.
We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. A continuing low interest rate environment may enable us to experience a further reduction in our cost of funds. However, the current environment is reducing asset yields and may result in a further decline in our net interest margin.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and six month periods ended March 31, 2015, and for the comparable prior year three and six month periods. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $556,671 and $556,213 for the three and six month periods ended March 31, 2015, compared to $540,787 and $541,712 for the comparable prior year periods. Interest income on interest earning assets was $5,711 and $11,691 for the three and six month periods ended March 31, 2015, respectively, compared to $5,893 and $11,993 for the same periods in the prior year. Interest income is comprised primarily of interest income on loans and interest income on investment securities adjusted for the tax benefit of tax-exempt securities. Interest income on loans was $5,375 and $10,971 for the three and six month periods ended March 31, 2015, respectively, compared to $5,519 and $11,241 for the comparable prior year periods. Interest income on investment securities was $288 and $630 for the three and six month periods ended March 31, 2015, respectively, compared to $364 and $732 for the similar prior year periods. The decrease in loan interest income in the current year three and six month periods was primarily due to a continued lower interest rate environment in the current year periods over the comparable periods in the prior year. The decrease in interest income on investment securities was primarily due to a decrease in rate and volume in the current year periods over the comparable periods in the prior year.
Average interest-bearing liabilities were $487,782 and $488,401 for the three and six month periods ended March 31, 2015, respectively, compared to $494,428 and $495,388 for the similar prior year periods. Interest expense on interest-bearing liabilities was $1,107 and $2,226 for the three and six month periods ended March 31, 2015, respectively, compared to $1,042 and $2,145 for the same periods in the prior year. Interest expense remained relatively flat during the current three and six month periods compared to the comparable prior year periods, as increases in deposit balances were offset by corresponding changes in deposit mix, resulting in slightly higher rates paid on deposits.
For the three and six months ended March 31, 2015, interest expense on interest-bearing deposits increased $24 and $50 from volume and mix changes and increased $43 and $21 from the impact of the rate environment, resulting in an aggregate increase of $67 and $71 in interest expense on interest-bearing deposits during such periods. Interest expense on FHLB advances decreased $13 and $8 from volume and mix changes and increased $11 and $18 from the impact of the rate environment during the three and six month periods ended March 31, 2015 for an aggregate decrease of $2 for the three month period and an aggregate increase of $10 for the six month period. The net increases were primarily due to maturing lower rate FHLB borrowings.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$24,010	$12	0.20%	$20,186	$7	0.14%
Loans	457,517	5,375	4.76%	441,801	5,519	5.07%
Interest-bearing deposits	1,370	7	2.07%	245	1	1.66%
Investment securities (1)	68,498	288	1.71%	75,255	364	1.96%
Non-marketable equity securities, at cost	5,276	29	2.23%	3,300	2	0.25%
Total interest earning assets	$556,671	$5,711	4.16%	$540,787	$5,893	4.42%
Average interest-bearing liabilities:
Savings accounts	$27,904	$7	0.10%	$24,854	$4	0.07%
Demand deposits	20,529	38	0.75%	35,413	19	0.22%
Money market	140,278	160	0.46%	142,894	129	0.37%
CD’s	223,624	676	1.23%	212,078	664	1.27%
IRA’s	22,306	65	1.18%	21,766	63	1.17%
Total deposits	434,641	946	0.88%	437,005	879	0.82%
FHLB Advances	53,141	161	1.23%	57,423	163	1.15%
Total interest-bearing liabilities	$487,782	$1,107	0.92%	$494,428	$1,042	0.85%
Net interest income		$4,604			$4,851
Interest rate spread			3.24%			3.57%
Net interest margin			3.35%			3.64%
Average interest earning assets to average interest-bearing liabilities			1.14			1.09
(1) For the quarters ended March 31, 2015 and 2014, the average balances of the tax exempt investment securities, included in investment securities, were $9,918 and $9,632, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

Six months ended March 31, 2015 compared to the six months ended March 31, 2014:

	Six months ended March 31, 2015			Six months ended March 31, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$18,940	$20	0.21%	$18,471	$12	0.13%
Loans	461,074	10,971	4.77%	442,280	11,241	5.10%
Interest-bearing deposits	1,066	11	2.07%	814	4	0.99%
Investment securities (1)	69,817	630	1.81%	76,847	732	1.91%
Non-marketable equity securities, at cost	5,316	59	2.23%	3,300	4	0.24%
Total interest earning assets	$556,213	$11,691	4.22%	$541,712	$11,993	4.44%
Average interest-bearing liabilities:
Savings accounts	$27,816	$14	0.10%	$24,917	$7	0.06%
Demand deposits	19,623	72	0.74%	34,767	33	0.19%
Money market	139,819	311	0.45%	146,956	284	0.39%
CD’s	224,653	1,370	1.22%	211,394	1,370	1.30%
IRA’s	22,313	131	1.18%	21,827	133	1.22%
Total deposits	434,224	1,898	0.88%	439,861	1,827	0.83%
FHLB Advances	54,177	328	1.21%	55,527	318	1.15%
Total interest-bearing liabilities	$488,401	$2,226	0.91%	$495,388	$2,145	0.87%
Net interest income		$9,465			$9,848
Interest rate spread			3.31%			3.57%
Net interest margin			3.41%			3.65%
Average interest earning assets to average interest-bearing liabilities			1.14			1.09
(1) For the six months ended March 31, 2015 and 2014, the average balances of the tax exempt investment securities, included in investment securities, were $9,546 and $9,090, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
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

RATE / VOLUME ANALYSIS (1)
(Dollar amounts in thousands)
Three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$1	$4	$5
Loans	193	(337)	(144)
Interest-bearing deposits	5	1	6
Investment securities	(31)	(45)	(76)
Non-marketable equity securities, at cost	2	25	27
Total interest earning assets	170	(352)	(182)
Interest expense:
Savings accounts	1	2	3
Demand deposits	(12)	31	19
Money market accounts	(2)	33	31
CD’s	35	(23)	12
IRA’s	2	—	2
Total deposits	24	43	67
FHLB Advances	(13)	11	(2)
Total interest bearing liabilities	11	54	65
Net interest income	$159	$(406)	$(247)
Six months ended March 31, 2015 compared to the six months ended March 31, 2014:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$—	$8	$8
Loans	466	(736)	(270)
Interest-bearing deposits	1	6	7
Investment securities	(65)	(37)	(102)
Non-marketable equity securities, at cost	3	52	55
Total interest earning assets	405	(707)	(302)
Interest expense:
Savings accounts	1	6	7
Demand deposits	(23)	62	39
Money market accounts	(14)	41	27
CD’s	83	(83)	—
IRA’s	3	(5)	(2)
Total deposits	50	21	71
FHLB Advances	(8)	18	10
Total interest bearing liabilities	42	39	81
Net interest income (loss)	$363	$(746)	$(383)

Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. Prior to the past 2 years, higher charge off levels and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Estimates—Allowance for Loan Losses”, made it necessary to increase our provision to ensure an adequate ALL. Within the last year, we have experienced lower levels of charge-offs and nonperforming loans. With both local and national unemployment rates improving slightly in recent quarters and improved asset quality due to our stricter underwriting standards, we anticipate our actual charge-off experience to remain stable throughout the remainder of the fiscal year ending September 30, 2015.
Net loan charge-offs for the six month period ended March 31, 2015 were $338, compared to $964, for the comparable prior year period. Annualized net charge-offs to average loans were 0.15% for the six months ended March 31, 2015, compared to 0.44% for the comparable period in the prior year. Non-accrual loans were $976 at March 31, 2015, compared to $1,184 at September 30, 2014. We believe our credit and underwriting policies have supported more effective lending decisions by the Bank, resulting in improved loan quality. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a provision for loan losses of $150 and $385 for the three and six month periods ended March 31, 2015, compared to $480 and $1,080 for the comparable prior year periods. Management believes that the provision taken for the current year three and six month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make adjustments to our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three and six month periods ended March 31, 2015 and 2014, respectively.

	Three months ended March 31,		%	Six months ended March 31,		%
	2015	2014	Change	2015	2014	Change
Non-interest Income:
Net gain (loss) on available for sale securities	$45	$(141)	131.91%	$47	$(220)	121.36%
Service charges on deposit accounts	378	450	(16.00)	850	1,003	(15.25)%
Loan fees and service charges	292	137	113.14	647	354	82.77%
Other	209	186	12.37	414	371	11.59%
Total non-interest income	$924	$632	46.20%	$1,958	$1,508	29.84%
The decrease of $72 and $153 in service charges on deposit accounts for the three and six month periods ended March 31, 2015, respectively, was primarily due to a decrease in overdraft fee income during the current three and six month periods ended March 31, 2015. The increase of $292 in non-interest income during the current year three month period ended March 31, 2015 was primarily due to secondary market and commercial loan origination fees. The increase of $450 in non-interest income during the current year six month period ended March 31, 2015 was primarily due to secondary market and commercial loan origination fees, the receipt of a loan sale premium occurring during the current year first quarter and a $79 decrease in net impairment losses on investment securities.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and six month periods ended March 31, 2015 and 2014, respectively.

	Three months ended March 31,		%	Six months ended March 31,		%
	2015	2014	Change	2015	2014	Change
Non-interest Expense:
Salaries and related benefits	$2,178	$2,375	(8.29)%	$4,353	$4,644	(6.27)%
Occupancy - net	664	635	4.57	1,484	1,270	16.85
Office	252	279	(9.68)	508	660	(23.03)
Data processing	395	381	3.67	784	745	5.23
Amortization of core deposit intangible	14	14	—	28	29	(3.45)
Advertising, marketing and public relations	186	69	169.57	284	144	97.22
FDIC premium assessment	104	104	—	208	209	(0.48)
Professional services	270	213	26.76	589	431	36.66
Other	358	409	(12.47)	675	1,128	(40.16)
Total non-interest expense	$4,421	$4,479	(1.29)%	$8,913	$9,260	(3.75)%

Non-interest expense (annualized) / Average assets	3.10%	3.25%	(4.62)%	3.13%	3.35%	(6.57)%
Non-interest expense decreased $58 and $347 for the three and six month periods ended March 31, 2015, compared to the same periods in the prior year. During the current three and six month periods, salaries and related benefits, as well as office expenses, decreased due to efficiencies and cost savings realized over recent years through management initiatives, including branch closures, technology improvements and a higher focus on employee education and training. Occupancy costs, consisting primarily of office rental and depreciation expenses, increased during the current three and six month periods over the same periods in the prior year due to accelerated branch depreciation costs related to the three branch closures during January 2015. Advertising, marketing and public relations expenses increased during the three and six month periods over the same periods in the prior year due to an increased emphasis on marketing our brand in our most profitable markets. Other expenses decreased in the current three and six month periods due to branch closure costs incurred in the same periods in the prior year.
Income Taxes. Income tax expense was $342 and $775 for the three and six months ended March 31, 2015, respectively, compared to $184 and $356 for the same periods in the prior year.
BALANCE SHEET ANALYSIS
Loans. Gross Loan balances decreased by $16,871, or 3.59%, to $453,495 as of March 31, 2015 from $470,366 at September 30, 2014. At March 31, 2015, the loan portfolio was comprised of $249,102 of loans secured by real estate, or 54.9% of total loans including $48,118 in commercial and agricultural real estate loans, and $204,393 of consumer and other loans, or 45.1% of total loans, including $7,500 of C&I loans. At September 30, 2014, the loan portfolio mix included real estate loans of $261,315, or 55.6% of total loans including $39,061 in commercial and agricultural real estate loans, and consumer and other loans of $209,051, or 44.4% of total loans, including $6,076 of C&I loans. In the first six months of the current fiscal year, our loan portfolio decreased by $16,871, primarily due to the sale in October 2014 of fixed rate longer term consumer real estate loans in the amount of $8,100 and a seasonal reduction in loan volume as we concentrate on originating shorter term loan maturities.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At March 31, 2015, we had 147 such loans, all secured by real estate or personal property with an aggregate recorded investment of $6,362. The total for the 59 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $3,256 for which $672 in specific ALL was recorded as of March 31, 2015.
At March 31, 2015, there were 60 individual substandard loans, not considered TDRs, with an aggregate recorded investment of $1,610. The total for the 13 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $119 for which $33 in specific ALL was recorded as of March 31, 2015.
At March 31, 2015, the ALL was $6,553, or 1.44% of our total loan portfolio, compared to ALL of $6,506, or 1.38% of the total loan portfolio at September 30, 2014. This level was based on our analysis of the loan portfolio risk at March 31, 2015, taking into account the factors discussed above. At March 31, 2015, the ALL was 1.57% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 1.49% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2014. We have established a separate restricted reserve account for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off.
All of the nine factors identified in the FFIEC's Interagency Policy Statement on the Allowance for Loan and Lease Losses are taken into account in determining the ALL. The impact of the factors in general categories are subject to change; thus the allocations are management’s estimate of the loan loss categories in which the probable and inherent loss has occurred as of the date of our assessment. Of the nine factors, we believe the following have the greatest impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales: (1) lending policies and procedures; (2) economic and business conditions; (3) the value of the underlying collateral. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allocated allowance. The general component covers non-impaired loans and is based on historical loss experience adjusted for these and other qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available. These refinements could also cause increases or decreases in the ALL. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.
Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the Bank's risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were 90 days or more past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is discontinued on our loans according to the following schedule:
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
The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	March 31, 2015 and Six Months Then Ended	September 30, 2014 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$976	$1,184
Accruing loans past due 90 days or more	111	401
Total nonperforming loans (“NPLs”)	1,087	1,585
Other real estate owned	1,032	1,025
Other collateral owned	19	25
Total nonperforming assets (“NPAs”)	$2,138	$2,635
Troubled Debt Restructurings (“TDRs”)	$4,752	$5,581
Nonaccrual TDRs	138	249
Average outstanding loan balance	461,931	455,615
Loans, end of period (1)	453,495	470,366
Total assets, end of period	569,737	569,815
ALL, at beginning of period	$6,506	$6,180
Loans charged off:
Real estate loans	(231)	(1,238)
Consumer and other loans	(284)	(689)
Total loans charged off	(515)	(1,927)
Recoveries of loans previously charged off:
Real estate loans	20	94
Consumer and other loans	157	249
Total recoveries of loans previously charged off:	177	343
Net loans charged off (“NCOs”)	(338)	(1,584)
Additions to ALL via provision for loan losses charged to operations	385	1,910
ALL, at end of period	$6,553	$6,506
Ratios:
ALL to NCOs (annualized)	969.38%	410.73%
NCOs (annualized) to average loans	0.15%	0.35%
ALL to total loans	1.44%	1.38%
NPLs to total loans	0.24%	0.34%
NPAs to total assets	0.38%	0.46%
Total Assets:	$569,737	$569,815
(1)    Total loans at March 31, 2015, include $36,109 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.
Loans 30 to 90 days past due slightly increased at March 31, 2015 compared to their balances as of September 30, 2014. However, loans 30 to 90 days past due have decreased significantly at March 31, 2015 compared to the comparable prior year period, which management believes is indicative of a decreasing likelihood of loans migrating toward nonaccrual or nonperforming status in the future. We believe our credit and underwriting policies are supporting more effective lending decisions by the Bank, which increases the likelihood of improved loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued

adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.
Non-performing loans of $1,087 at March 31, 2015, which included $138 of non-accrual troubled debt restructured loans, reflected a reduction of $498 from the non-performing loans balance of $1,585 at September 30, 2014. These non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Our non-performing assets were $2,138 at March 31, 2015, or 0.38% of total assets, compared to $2,635, or 0.46% of total assets at September 30, 2014. The decrease in non-performing assets since September 30, 2014 was primarily a result of a decrease in non-performing loans as a result of overall credit quality improvement within our loan portfolio.
Other real estate owned (OREO) increased by $7, from $1,025 at September 30, 2014 to $1,032 at March 31, 2015. Other collateral owned decreased $6 during the six months ended March 31, 2015 to $19 from the September 30, 2014 balance of $25. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Net charge offs for the six month period ended March 31, 2015 were $338, compared to $964 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.15% for the six month period ended March 31, 2015, compared to 0.35% for the twelve months ended September 30, 2014. Improved net charge-offs during the current year to date period were primarily a result of the overall credit quality improvement within our loan portfolio.
Investment Securities. We manage our securities portfolio in an effort to enhance income and improve liquidity. Our Investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities held to maturity were $9,038 at March 31, 2015, compared with $8,785 at September 30, 2014. Securities available for sale, which represent the majority of our investment portfolio, were $54,006 at March 31, 2015, compared with $62,189 at September 30, 2014.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
March 31, 2015
U.S. government agency obligations	$15,657	$15,408
Obligations of states and political subdivisions	12,010	11,877
Mortgage-backed securities	26,645	26,665
Federal Agricultural Mortgage Corporation	71	56
Totals	$54,383	$54,006
September 30, 2014
U.S. government agency obligations	$23,076	$22,103
Obligations of states and political subdivisions	11,432	11,194
Mortgage-backed securities	29,058	28,827
Federal Agricultural Mortgage Corporation	71	65
Totals	$63,637	$62,189
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
March 31, 2015
Obligations of states and political subdivisions	$1,321	$1,317
Mortgage-backed securities	$7,717	$7,942
Totals	$9,038	$9,259
September 30, 2014
Obligations of states and political subdivisions	$1,465	$1,464
Mortgage-backed securities	$7,320	$7,344
Totals	$8,785	$8,808
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	March 31, 2015		September 30, 2014
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$42,303	$42,073	$52,134	$50,930
AAA	359	357	602	586
AA	9,217	9,077	9,553	9,343
A	1,372	1,365	919	905
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	1,132	1,134	429	425
Total	$54,383	$54,006	$63,637	$62,189
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	March 31, 2015		September 30, 2014
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$7,717	$7,942	$7,320	$7,344
AAA	—	—	—	—
AA	—	—	880	882
A	971	970	235	237
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	347	350	345
Total	$9,038	$9,259	$8,785	$8,808

At March 31, 2015, securities in the amount of $4,814 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of March 31, 2015, this line of credit had a zero balance. The Bank has pledged certain of its U.S. Government Agency securities as collateral against specific municipal deposits.
Deposits. Deposits increased to $455,487 at March 31, 2015, from $449,767 at September 30, 2014, largely due to an increase in consumer checking, commercial and municipal deposits, partially offset by deposit runoff in the markets where branch closures took place.
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

Institutional certificates of deposit as a funding source decreased for the six months ended March 31, 2015 from their balance as of September 30, 2014. Institutional certificates of deposit remain an important part of our deposit mix as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $18,263 and $11,960 in brokered deposits at March 31, 2015 and September 30, 2014, respectively. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances decreased from $58,891 as of September 30, 2014, to $50,891 as of March 31, 2015 due to advance maturities.
Stockholders’ Equity. Total stockholders’ equity was $59,170 at March 31, 2015, compared to $57,293 at September 30, 2014. Total stockholders’ equity increased by $1,877, primarily as a result of an increase in other comprehensive income and earnings during the six months ended March 31, 2015. The increase in other comprehensive income was primarily the net affect of adjustments for realized gain and unrealized losses on available for sale securities.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At March 31, 2015, our liquidity ratio was 19.25%, which is above our targeted liquidity ratio of 10.0%.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $51,317 of our $241,334 (21.3%) CD portfolio as of March 31, 2015 will mature within the next 12 months, we have historically retained over 70% of our maturing CD’s. Through new deposit product offerings to our consumer and commercial loan customers, we are currently attempting to strengthen customer relationships by building core deposit relationships. In the present interest rate environment, and based on maturing yields, this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $86,690 available under this arrangement. We also maintain lines of credit of $3,900 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank line of credit is a discretionary line of credit. As of March 31, 2015, our line of credit balance with the Federal Home Loan Bank was $50,891. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank and Bankers' Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2015, the Company had $14,285 in unused commitments, compared to $16,119 in unused commitments as of September 30, 2014.
Capital Resources. As of March 31, 2015, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2015 (Unaudited)
Total capital (to risk weighted assets)	$63,383,000	16.7%	$30,348,000	>=	8.0%	$37,935,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	58,619,000	15.5%	22,761,000	>=	6.0%	30,348,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,619,000	15.5%	17,071,000	>=	4.5%	24,658,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,619,000	10.3%	22,846,000	>=	4.0%	28,558,000	>=	5.0%
As of September 30, 2014 (Audited)
Total capital (to risk weighted assets)	$62,116,000	16.1%	$30,793,000	>=	8.0%	$38,491,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	57,283,000	14.9%	15,396,000	>=	4.0%	23,095,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	57,283,000	10.0%	22,991,000	>=	4.0%	28,739,000	>=	5.0%

Effective January 31, 2015, regulatory capital rules and ratios were revised according to the Basel III Risk Based Capital Guidelines. At March 31, 2015, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

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
In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by our Asset and Liability Management Committee (ALCO). The ALCO is comprised of members of senior management and the Board of Directors. The ALCO establishes guidelines for and monitors the volume and mix of our assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The Committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk and profitability goals for the Bank. The ALCO meets on a regularly scheduled basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the Committee recommends strategy changes, as appropriate, based on this review. The Committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a regularly scheduled basis.

In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured consumer, commercial and agricultural loan maturities;

•	managing our funding needs by utilizing core deposits, institutional certificates of deposits and borrowings as appropriate to extend terms and lock in fixed interest rates;

•	reducing non-interest expense and managing our efficiency ratio by implementing technologies to enhance customer service and increase employee productivity;

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure to focus resources on our most productive markets;

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
The following table sets forth, at December 31, 2014 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of March 31, 2015, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$32,101	$(45,255)	(59)%	6.31%	(704)	bp
+200 bp	51,373	(25,983)	(34)%	9.61%	(374)
+100 bp	66,869	(10,487)	(14)%	11.97%	(138)
0 bp	77,356	—	—	13.35%	—
-100 bp	80,761	3,405	4%	13.60%	25

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.

The following table sets forth, at September 30, 2014, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points).

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
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at December 31, 2014 (the most recent date available) and September 30, 2014.

	Change in Net Interest Income Over One Year Horizon
	At December 31, 2014		At September 30, 2014
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change	Dollar Change in Net Interest Income (in thousands)	Percentage Change

+300 bp	$(2,069)	(9.75)%	$(2,183)	(10.06)%
+200 bp	(934)	(4.40)%	(1,050)	(4.84)%
+100 bp	(348)	(1.64)%	(476)	(2.19)%
0 bp	(173)	(0.82)%	(291)	(1.34)%
-100 bp	(348)	(1.64)%	(380)	(1.75)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Note: The table above may not be indicative of future results.
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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2015, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at reaching a level of reasonable assurance.
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
(a) Exhibits

10.1
First Amendment to Employment Agreement by and between Edward H. Schaefer and Citizens Community Federal and Citizens Community Bancorp, Inc. entered into effective as of March 3, 2015. (Filed as Exhibit 10.1 to the current report on Form 8-K dated as of March 5, 2015 and incorporated herein by reference.)

10.2
First Amendment to Employment Agreement by and between Mark C. Oldenberg and Citizens Community Federal and Citizens Community Bancorp, Inc. entered into effective as of March 3, 2015. (Filed as Exhibit 10.2 to the current report on Form 8-K dated as of March 5, 2015 and incorporated herein by reference.)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: May 11, 2015	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: May 11, 2015	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer