Form 10-Q
period 2015-06-30
Citizens Community Bancorp Inc.
filed 2015-08-10
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
At August 10, 2015 there were 5,232,579 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2015

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2015 (unaudited) and September 30, 2014
(derived from audited financial statements)
(in thousands, except share data)

	June 30, 2015	September 30, 2014
Assets
Cash and cash equivalents	$19,470	$11,434
Other interest-bearing deposits	1,495	245
Investment securities (available for sale securities at fair value of $63,767 and $62,189, and held to maturity securities at cost of $8,441 and $8,785 at June 30, 2015 and September 30, 2014, respectively)	72,208	70,974
Non-marketable equity securities, at cost	4,626	5,515
Loans receivable	457,208	470,366
Allowance for loan losses	(6,562)	(6,506)
Loans receivable, net	450,646	463,860
Office properties and equipment, net	3,000	3,725
Accrued interest receivable	1,413	1,478
Intangible assets	118	161
Foreclosed and repossessed assets, net	919	1,050
Other assets	11,986	11,373
TOTAL ASSETS	$565,881	$569,815

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$456,453	$449,767
Federal Home Loan Bank advances	45,891	58,891
Other liabilities	4,298	3,864
Total liabilities	506,642	512,522

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000, 5,232,720 and 5,167,061 shares issued and outstanding, respectively	52	52
Additional paid-in capital	54,726	54,257
Retained earnings	5,553	4,049
Unearned deferred compensation	(314)	(223)
Accumulated other comprehensive loss	(778)	(842)
Total stockholders’ equity	59,239	57,293
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$565,881	$569,815
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended June 30, 2015 and 2014
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest and dividend income:
Interest and fees on loans	$5,304	$5,589	$16,275	$16,830
Interest on investments	317	381	998	1,097
Total interest and dividend income	5,621	5,970	17,273	17,927
Interest expense:
Interest on deposits	947	878	2,845	2,705
Interest on borrowed funds	148	168	476	486
Total interest expense	1,095	1,046	3,321	3,191
Net interest income before provision for loan losses	4,526	4,924	13,952	14,736
Provision for loan losses	150	455	535	1,535
Net interest income after provision for loan losses	4,376	4,469	13,417	13,201
Non-interest income:
Total fair value adjustments and other-than-temporary impairment	—	—	—	(78)
Net gains (losses) on sale of available for sale securities	13	(7)	60	(149)
Net gains (losses) on available for sale securities	13	(7)	60	(227)
Service charges on deposit accounts	423	494	1,273	1,497
Loan fees and service charges	276	223	923	577
Other	219	211	633	582
Total non-interest income	931	921	2,889	2,429
Non-interest expense:
Salaries and related benefits	2,195	2,435	6,548	7,079
Occupancy	589	611	2,073	1,881
Office	317	442	825	1,102
Data processing	393	380	1,177	1,125
Amortization of core deposit intangible	15	14	43	43
Advertising, marketing and public relations	126	95	410	239
FDIC premium assessment	98	104	306	313
Professional services	251	(155)	840	276
Other	374	572	1,049	1,700
Total non-interest expense	4,358	4,498	13,271	13,758
Income before provision for income taxes	949	892	3,035	1,872
Provision for income taxes	337	334	1,112	690
Net income attributable to common stockholders	$612	$558	$1,923	$1,182
Per share information:
Basic earnings	$0.12	$0.11	$0.37	$0.23
Diluted earnings	$0.12	$0.11	$0.37	$0.23
Cash dividends paid	$—	$—	$0.08	$0.04
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Nine months ended June 30, 2015 and 2014
(in thousands, except per share data)

	Nine Months Ended
	June 30, 2015	June 30, 2014
Net income attributable to common stockholders	$1,923	$1,182
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains arising during period	27	1,422
Reclassification adjustment for gains (losses) included in net income	36	(89)
Change for realized losses on securities available for sale for other-than-temporary impairment (OTTI) write-down	—	47
Unrealized gains on securities	63	1,380
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains	1	—
Total other comprehensive income, net of tax	64	1,380
Comprehensive income	$1,987	$2,562

Reclassifications out of accumulated other comprehensive income for the nine months ended June 30, 2015 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$60		Net gain on sale of available for sale securities
	(24)		Provision for income taxes
Total reclassifications for the period	$36		Net income attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended June 30, 2015
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2014	5,167,061	$52	$54,257	$4,049	$(223)	$(842)	$57,293
Net income				1,923			1,923
Other comprehensive income, net of tax						64	64
Surrender of vested shares	(3,796)		(35)				(35)
Common stock awarded under the equity incentive plan	17,500		161		(161)		—
Common stock options exercised	51,955		299				299
Stock option expense			44				44
Amortization of restricted stock					70		70
Cash dividends ($0.08 per share)				(419)			(419)
Balance, June 30, 2015	5,232,720	$52	$54,726	$5,553	$(314)	$(778)	$59,239
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended June 30, 2015 and 2014
(in thousands, except per share data)

	Nine Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income attributable to common stockholders	$1,923	$1,182
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	637	768
Depreciation	937	748
Provision for loan losses	535	1,535
Net realized (gain) loss on sale of securities	(60)	149
Other-than-temporary impairment on mortgage-backed securities	—	78
Amortization of core deposit intangible	43	43
Amortization of restricted stock	70	48
Stock based compensation expense	44	32
Loss on sale of office properties	—	326
(Benefit) provision for deferred income taxes	(151)	1,002
Net loss (gain) from disposals of foreclosed properties	12	(63)
Provision for valuation allowance on foreclosed properties	34	61
Decrease in accrued interest receivable and other assets	(435)	(605)
Increase in other liabilities	435	526
Total adjustments	2,101	4,648
Net cash provided by operating activities	4,024	5,830
Cash flows from investing activities:
Purchase of investment securities	(36,695)	(18,581)
Purchase of bank owned life insurance	—	(3,000)
Net (increase) decrease in interest-bearing deposits	(1,250)	1,743
Proceeds from sale of securities available for sale	29,286	21,199
Principal payments on investment securities	5,703	4,888
Proceeds from sale of Federal Home Loan Bank (FHLB) stock	650	—
Purchase of Federal Reserve Bank Stock	—	(1,695)
Proceeds from sale of Federal Reserve Bank (FRB) Stock	239	—
Proceeds from sale of foreclosed properties	793	1,286
Net decrease (increase) in loans	11,965	(26,806)
Net capital expenditures	(217)	(356)
Net cash received from sale of office properties	7	150
Net cash provided by investing activities	10,481	(21,172)
Cash flows from financing activities:
Net (decrease) increase in Federal Home Loan Bank advances	(13,000)	14,891
Net increase (decrease) in deposits	6,686	(7,580)
Surrender of restricted shares of common stock	(35)	(21)
Exercise of common stock options	299	—
Cash dividends paid	(419)	(207)
Net cash (used in) provided by financing activities	(6,469)	7,083
Net increase (decrease) in cash and cash equivalents	8,036	(8,259)
Cash and cash equivalents at beginning of period	11,434	17,601
Cash and cash equivalents at end of period	$19,470	$9,342
Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$2,842	$2,703
Interest on borrowings	$484	$584
Income taxes	$979	$84
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$714	$1,715
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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through August 10, 2015, the date on which the financial statements were available to be issued. As of August 10, 2015, there were no subsequent events which required recognition or disclosure.
The accompanying consolidated interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Unless otherwise stated herein, and except for shares and per share amounts, all amounts are in thousands.
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Citizens Community Federal N.A. All significant intercompany accounts and transactions have been eliminated.
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
Investment Securities; Held to Maturity and Available for Sale – Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of the date of each balance sheet.

Securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Investment securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with unrealized holding gains and losses deemed other than temporarily impaired due to non-credit issues being reported in other comprehensive income (loss), net of tax. Unrealized losses deemed other-than-temporary due to credit issues are reported in the Company’s net income in the period in which the losses arise. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the underlying securities.
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
Loans – Loans that management has the intent and ability to hold for the foreseeable future, until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, and net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance of these loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments.
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
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual substandard loans not considered a TDR, when full payment under the loan terms is not expected. All TDRs are individually evaluated for impairment. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. If a TDR or substandard loan is deemed to be impaired, a specific ALL allocation may be established so that the loan is reported, net, at the lower of (a) outstanding principal balance, (b) the present value of estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any collateral, less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90+ days past due, and certain substandard loans that are less than 90+ days delinquent, the likelihood of the loan migrating to over 90 days past due is also taken into account when determining the specific ALL allocation for these particular loans. Large groups of smaller balance homogeneous loans, such as non-TDR commercial, consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.
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
Recent Accounting Pronouncements - In August, 2014, the FASB issued Accounting Standards Update ("ASU") 2014-14; "Receivables; Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". ASU 2014-14 is intended to improve accounting and disclosure consistency related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. For public entities, ASU 2014-09 is effective on a prospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company expects the adoption of ASU 2014-14 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In May, 2014, the FASB issued ASU 2014-09; "Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to clarify and simplify revenue recognition principles, develop a common revenue standard across industries and accounting frameworks, and improve the usefulness and consistency of revenue reporting. For public entities, ASU 2014-09 is effective on a retrospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company expects the adoption of ASU 2014-09 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.
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
Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2015 and September 30, 2014:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Investment securities:
U.S. government agency obligations	$12,441	$—	$12,441	$—
Obligations of states and political subdivisions	20,468	—	20,468	—
Mortgage-backed securities	30,797	—	30,797	—
Federal Agricultural Mortgage Corporation	61	—	61	—
Total	$63,767	$—	$63,767	$—
September 30, 2014
Investment securities:
U.S. government agency obligations	$22,103	$—	$22,103	$—
Obligations of states and political
subdivisions	11,194	—	11,194	—
Mortgage-backed securities	28,827	—	28,827	—
Federal Agricultural Mortgage Corporation	65	—	65	—
Total	$62,189	$—	$62,189	$—

The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended June 30, 2015 and 2014:

	Nine Months Ended
	June 30, 2015	June 30, 2014
Balance beginning of period	$—	$1,226
Total gains or losses (realized/unrealized):
Included in earnings	—	(274)
Included in other comprehensive loss	—	615
Sales	—	(1,321)
Payments, accretion and amortization	—	(246)
Balance end of period	$—	$—
Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2015 and September 30, 2014:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Foreclosed and repossessed assets, net	$919	$—	$—	$919
Impaired loans with allocated allowances	1,965	—	—	1,965
Total	$2,884	$—	$—	$2,884
September 30, 2014
Foreclosed and repossessed assets, net	$1,050	$—	$—	$1,050
Impaired loans with allocated allowances	2,929	—	—	2,929
Total	$3,979	$—	$—	$3,979
The fair value of TDRs was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting TDRs.
The fair value of foreclosed and repossessed assets was determined by obtaining market price valuations from independent third parties wherever such valuations were available for other collateral owned. The Company utilized independent third party appraisals to support the Company’s estimates and judgments in determining fair value for other real estate owned.
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
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification.
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
Federal Home Loan Bank Advances
The fair value of long-term borrowed funds is estimated using discounted cash flows based on the Bank’s current incremental borrowing rates for similar borrowing arrangements. The carrying value of short-term borrowed funds approximates their fair value.
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
The carrying amount and estimated fair value of the Company's financial instruments as of the dates indicated below were as follows:

	June 30, 2015		September 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$19,470	$19,470	$11,434	$11,434
Interest-bearing deposits	1,495	1,495	245	245
Investment securities	72,208	72,326	70,974	70,997
Non-marketable equity securities, at cost	4,626	4,626	5,515	5,515
Loans receivable, net	450,646	466,377	463,860	479,961
Accrued interest receivable	1,413	1,413	1,478	1,478
Financial liabilities:
Deposits	$456,453	$460,989	$449,767	$454,170
FHLB advances	45,891	46,270	58,891	59,331
Accrued interest payable	16	16	13	13
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

Changes in the ALL by loan type for the periods presented below were as follows:

	Real Estate	Consumer and Other	Total
Nine months Ended June 30, 2015:
Allowance for Loan Losses:
Beginning balance, October 1, 2014	$2,759	$3,747	$6,506
Charge-offs	(320)	(399)	(719)
Recoveries	22	218	240
Provision	333	202	535
Ending balance, June 30, 2015	$2,794	$3,768	$6,562
Allowance for Loan Losses at June 30, 2015:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$432	$119	$551
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$2,362	$3,649	$6,011
Loans Receivable as of June 30, 2015:
Ending balance	$251,792	$205,416	$457,208
Ending balance: individually evaluated for impairment	$5,361	$855	$6,216
Ending balance: collectively evaluated for impairment	$246,431	$204,561	$450,992

	Real Estate	Consumer and Other	Total
Year ended September 30, 2014
Allowance for Loan Losses:
Beginning balance, October 1, 2013	$2,541	$3,639	$6,180
Charge-offs	(1,238)	(689)	(1,927)
Recoveries	94	249	343
Provision	1,362	548	1,910
Ending balance, September 30, 2014	$2,759	$3,747	$6,506
Allowance for Loan Losses at September 30, 2014:
Amount of Allowance for Loan Losses arising from loans individually evaluated for impairment	$525	$207	$732
Amount of Allowance for Loan Losses arising from loans collectively evaluated for impairment	$2,234	$3,540	$5,774
Loans Receivable as of September 30, 2014:
Ending balance	$261,315	$209,051	$470,366
Ending balance: individually evaluated for impairment	$6,542	$1,267	$7,809
Ending balance: collectively evaluated for impairment	$254,773	$207,784	$462,557

The Bank has originated substantially all loans currently recorded on the Company’s accompanying Consolidated Balance Sheet, except as noted below.
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a Board of Director determinant was originally established to limit the purchase of these consumer loans under this arrangement to a maximum of $40,000 and a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. During the first quarter of fiscal 2015, the Board of Directors increased the limit of these purchased consumer loans to a maximum of $50,000. As of June 30, 2015, the balance of the consumer loans purchased was $36,846. The balance in the cash reserve account has reached the maximum allowed balance of $1,000, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, none of the purchased loans have been charged off or have experienced losses.
Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Consumer and Other Loans		Total Loans
	June 30, 2015	September 30, 2014	June 30, 2015	September 30, 2014	June 30, 2015	September 30, 2014
Performing loans
Performing TDR loans	$3,654	$4,535	$517	$797	$4,171	$5,332
Performing loans other	246,760	255,564	204,617	207,885	451,377	463,449
Total performing loans	250,414	260,099	205,134	208,682	455,548	468,781

Nonperforming loans (1)
Nonperforming TDR loans	289	202	49	47	338	249
Nonperforming loans other	1,089	1,014	233	322	1,322	1,336
Total nonperforming loans	$1,378	$1,216	$282	$369	$1,660	$1,585
Total loans	$251,792	$261,315	$205,416	$209,051	$457,208	$470,366

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.
An aging analysis of the Company’s real estate, consumer and other loans and purchased third party loans as of June 30, 2015 and September 30, 2014, respectively, was as follows:

	30-59 Days Past Due	61-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 89 days and Accruing
June 30, 2015
Real estate loans	$838	$73	$1,131	$2,042	$249,750	$251,792	$671
Consumer and other loans	598	62	66	726	167,844	168,570	11
Purchased third party loans	220	199	123	542	36,304	36,846	123
Total	$1,656	$334	$1,320	$3,310	$453,898	$457,208	$805
September 30, 2014
Real estate loans	$678	$80	$989	$1,747	$259,568	$261,315	$228
Consumer and other loans	354	73	178	605	175,634	176,239	99
Purchased third party loans	190	136	73	399	32,413	32,812	74
Total	$1,222	$289	$1,240	$2,751	$467,615	$470,366	$401

At June 30, 2015, the Company has identified $4,509 of TDR loans and $1,707 of substandard loans as impaired, totaling $6,216, which includes $4,171 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of June 30, 2015 and September 30, 2014 was as follows:

	With No Related Allowance Recorded			With An Allowance Recorded			Totals
	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total	Real Estate	Consumer and Other	Total
Recorded investment at June 30, 2015	$3,714	$537	$4,251	$1,647	$318	$1,965	$5,361	$855	$6,216
Unpaid balance at June 30, 2015	3,714	537	4,251	1,647	318	1,965	5,361	855	6,216
Recorded investment at September 30, 2014	4,345	535	4,880	2,197	732	2,929	6,542	1,267	7,809
Unpaid balance at September 30, 2014	4,345	535	4,880	2,197	732	2,929	6,542	1,267	7,809
Average recorded investment; nine months ended June 30, 2015	3,350	489	3,839	2,283	600	2,883	5,633	1,089	6,722
Average recorded investment; twelve months ended September 30, 2014	4,722	614	5,336	3,137	823	3,960	7,859	1,437	9,296
Interest income received; nine months ended June 30, 2015	52	10	62	7	6	13	59	16	75
Interest income received; twelve months ended September 30, 2014	149	32	181	68	24	92	217	56	273

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 4 delinquent TDRs greater than 60 days past due with a recorded investment of $263 at June 30, 2015, compared to 4 such loans with a recorded investment of $191 at September 30, 2014. A summary of loans by loan type modified in a troubled debt restructuring as of June 30, 2015 and June 30, 2014, and during each of the nine months then ended, and as of September 30, 2014 and during the twelve months then ended was as follows:

	Real Estate	Consumer and Other	Total
June 30, 2015 and
Nine Months then Ended:
Accruing / Performing:
Beginning balance	$4,535	$797	$5,332
Principal payments	(495)	(272)	(767)
Charge-offs	—	(8)	(8)
Advances	10	—	10
New restructured (1)	17	42	59
Class transfers out (2)	(181)	—	(181)
Transfers between accrual/non-accrual	(232)	(42)	(274)
Ending balance	$3,654	$517	$4,171
Non-accrual / Non-performing:
Beginning balance	$202	$47	$249
Principal payments	(104)	(9)	(113)
Charge-offs	(41)	(31)	(72)
Advances	—	—	—
New restructured (1)	—	—	—
Class transfers out (2)	—	—	—
Transfers between accrual/non-accrual	232	42	274
Ending balance	$289	$49	$338
Totals:
Beginning balance	$4,737	$844	$5,581
Principal payments	(599)	(281)	(880)
Charge-offs	(41)	(39)	(80)
Advances	10	—	10
New restructured (1)	17	42	59
Class transfers out (2)	(181)	—	(181)
Transfers between accrual/non-accrual	—	—	—
Ending balance	$3,943	$566	$4,509

(1)	“New restructured” represent loans restructured during the applicable period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)
“Class transfers out” represent previously restructured loans that are in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

	Real Estate	Consumer and Other	Total
June 30, 2014 and
Nine Months then Ended:
Accruing / Performing:
Beginning balance	$6,254	$1,101	$7,355
Principal payments	(718)	(218)	(936)
Charge-offs	(41)	(30)	(71)
Advances	—	—	—
New restructured (1)	40	24	64
Class transfers out (2)	—	—	—
Transfers between accrual/non-accrual	(473)	(40)	(513)
Ending balance	$5,062	$837	$5,899
Non-accrual / Non-performing:
Beginning balance	$1,187	$76	$1,263
Principal payments	(1,087)	(34)	(1,121)
Charge-offs	(414)	(49)	(463)
Advances	3	—	3
New restructured (1)	—	16	16
Class transfers out (2)	15	5	20
Transfers between accrual/non-accrual	473	40	513
Ending balance	$177	$54	$231
Totals:
Beginning balance	$7,441	$1,177	$8,618
Principal payments	(1,805)	(252)	(2,057)
Charge-offs	(455)	(79)	(534)
Advances	3	—	3
New restructured (1)	40	40	80
Class transfers out (2)	15	5	20
Transfers between accrual/non-accrual	—	—	—
Ending balance	$5,239	$891	$6,130

(1)	“New restructured” represent loans restructured during the applicable period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)
“Class transfers out” represent previously restructured loans that are in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

	Real Estate	Consumer and Other	Total
September 30, 2014 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$6,254	$1,101	$7,355
Principal payments	(757)	(258)	(1,015)
Charge-offs	(11)	(30)	(41)
Advances	7	—	7
New restructured (1)	40	24	64
Class transfers out (2)	(60)	—	(60)
Transfers between accrual/non-accrual	(938)	(40)	(978)
Ending balance	$4,535	$797	$5,332
Non-accrual / Non-performing:
Beginning balance	$1,187	$76	$1,263
Principal payments	(1,515)	(38)	(1,553)
Charge-offs	(426)	(52)	(478)
Advances	3	—	3
New restructured (1)	—	16	16
Class transfers out (2)	15	5	20
Transfers between accrual/non-accrual	938	40	978
Ending balance	$202	$47	$249
Totals:
Beginning balance	$7,441	$1,177	$8,618
Principal payments	(2,272)	(296)	(2,568)
Charge-offs	(437)	(82)	(519)
Advances	10	—	10
New restructured (1)	40	40	80
Class transfers out (2)	(45)	5	(40)
Transfers between accrual/non-accrual	—	—	—
Ending balance	$4,737	$844	$5,581

(1)	“New restructured” represent loans restructured during the applicable period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)
“Class transfers out” represent previously restructured loans that are in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

	June 30, 2015		September 30, 2014
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Real estate	39	$3,943	47	$4,737
Consumer and other	39	566	53	844
Total troubled debt restructurings	78	$4,509	100	$5,581

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of June 30, 2015 and September 30, 2014, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
U.S. government agency obligations	$12,933	$—	$492	$12,441
Obligations of states and political subdivisions	20,958	9	499	20,468
Mortgage-backed securities	31,148	59	410	30,797
Federal Agricultural Mortgage Corporation	71	—	10	61
Total available for sale securities	$65,110	$68	$1,411	$63,767

September 30, 2014
U.S. government agency obligations	$23,076	$—	$973	$22,103
Obligations of states and political subdivisions	11,432	17	255	11,194
Mortgage-backed securities	29,058	138	369	28,827
Federal Agricultural Mortgage Corporation	71	—	6	65
Total available for sale securities	$63,637	$155	$1,603	$62,189

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
Obligations of states and political subdivisions	$1,320	$2	$13	$1,309
Mortgage-backed securities	7,121	129	—	7,250
Total held to maturity securities	$8,441	$131	$13	$8,559

September 30, 2014
Obligations of states and political subdivisions	$1,465	$4	$5	$1,464
Mortgage-backed securities	7,320	33	9	7,344
Total held to maturity securities	$8,785	$37	$14	$8,808
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuer is assessed. Significant inputs used to measure the amount of other-than-temporary impairment related to credit loss include, but are not limited to, default and delinquency rates of the underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value of available for sale securities that are considered temporary are recorded as separate components of equity, net of tax. If the unrealized loss of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Unrealized losses on available for sale securities, other than credit, will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

A summary of the amount of other-than-temporary impairment related to credit losses on available for sale securities that have been recognized in net income follows:

	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Beginning balance of the amount of OTTI related to credit losses	$—	$1,250
Credit portion of OTTI on securities for which OTTI was not previously recognized	—	91
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	—	(13)
Credit portion of OTTI previously recognized on securities sold during the period	—	(1,328)
Ending balance of the amount of OTTI related to credit losses	$—	$—
The Bank has pledged certain of its U.S. Government Agency securities as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of June 30, 2015, there were no borrowings outstanding on this Federal Reserve Bank line of credit. The Bank has pledged certain of its U.S. Government Agency securities as collateral against specific municipal deposits.
NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at June 30, 2015 and September 30, 2014 was as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	June 30		September 30,
Ended September 30,	2015		2014
2015	$7,000	0.42%	$15,000	0.67%
2016	16,100	0.88%	16,100	0.88%
2017	12,961	1.57%	12,961	1.57%
2018	6,100	2.24%	6,100	2.24%
After 2018	3,730	1.87%	3,730	1.87%
Total fixed maturity	$45,891		$53,891
Advances with amortizing principal	—		5,000	0.30%
Total advances	$45,891		$58,891
Irrevocable standby letters of credit	$24,040		$23,100
Total credit outstanding	$69,931		$81,991
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances.
At June 30, 2015, the Bank’s available and unused portion of this borrowing arrangement was approximately $84,120.
Maximum month-end amounts outstanding were $53,891 and $57,730 during the nine month periods ended June 30, 2015 and 2014, respectively.
Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. These advances are secured by $204,855 of real estate mortgage loans.

NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Current tax provision (benefit)
Federal	$1,094	$(317)
State	169	5
	1,263	(312)
Deferred tax (benefit) provision
Federal	(159)	906
State	8	96
	(151)	1,002
Total	$1,112	$690
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Nine months ended June 30, 2015		Nine months ended June 30, 2014
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$1,032	34.0%	$636	34.0%
State income taxes net of federal taxes	177	5.8	101	5.4
Tax exempt interest	(47)	(1.6)	(34)	(1.8)
Other	(50)	(1.6)	(13)	(0.7)
Total	$1,112	36.7%	$690	36.9%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of June 30, 2015 and September 30, 2014, respectively:

	June 30, 2015	September 30, 2014
Deferred tax assets:
Allowance for loan losses	$2,570	$2,562
Deferred loan costs/fees	164	217
Director/officer compensation plans	548	551
Net unrealized loss on securities available for sale	537	579
Other	142	233
Deferred tax assets	3,961	$4,142
Deferred tax liabilities:
Office properties and equipment	(108)	(397)
Other	(110)	(111)
Deferred tax liabilities	(218)	(508)
Net deferred tax assets	$3,743	$3,634
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting

Policies,” above. At June 30, 2015 and September 30, 2014, respectively, management determined that no valuation allowance was necessary for any of the deferred tax assets.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of June 30, 2015, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2011 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the nine month periods ended June 30, 2015 and 2014, the Company did not recognize any interest or penalties related to income tax issues in its consolidated statements of operations. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of June 30, 2015 or September 30, 2014 respectively.
NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of June 30, 2015 and June 30, 2014, 113,910 restricted shares under this plan were issued for both periods and 98,404 and 101,240 restricted shares under this plan were outstanding, respectively. Restricted shares previously granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $7.04 per share for 63,783 shares, $6.18 for 6,832 shares, $5.24 for 20,312 shares, $5.65 for 2,500 shares and $5.84 for 20,483 shares. During the three and nine months ended June 30, 2015 and June 30, 2014, no shares were granted to eligible participants under this plan.
There were no previously awarded shares of the Company's common stock under the 2004 Recognition and Retention Plan that were forfeited in either of the nine month periods ending June 30, 2015 or 2014, respectively. There were 2,054 shares of the Company's common stock surrendered under this plan during the nine month period ending June 30, 2014 and 3,796 shares of the Company's common stock surrendered during the nine month period ending June 30, 2015, in each case to satisfy the withholding taxes due upon the vesting of certain previously awarded shares. Through June 30, 2015, since the plan's inception, 78,516 shares of the Company's stock were vested and outstanding, 19,888 shares were unvested and outstanding, 9,338 shares were forfeited and 6,168 shares were surrendered.
In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At June 30, 2015, 284,778 options had been granted under this plan to eligible participants at a weighted-average exercise price of $6.57 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. Through June 30, 2015, since the plan’s inception, options for 49,120 shares of the Company’s common stock were vested, options for 35,617 shares were unvested, options for 143,528 shares were forfeited and options for 56,513 shares were exercised. Of the 284,778 options granted, 84,737 remained outstanding as of June 30, 2015.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of June 30, 2015 and June 30, 2014, 32,500 and 15,000 restricted shares under the 2008 Equity Incentive plan were issued, respectively. As of June 30, 2015 and June 30, 2014, 31,403 and 15,000 restricted shares under the 2008 Equity Incentive plan were outstanding, respectively. Restricted shares granted were awarded at no cost to the employee and have a five-year vesting period from the grant date. The fair value of these previously granted restricted shares on the date of award was $8.00 for 15,000 shares and $9.20 for 17,500 shares. During the nine months ended June 30, 2015 and June 30, 2014, 17,500 and 15,000 shares, respectively, were granted to eligible participants under this plan. Through June 30, 2015, since the plan's inception, 1,903 shares of the Company's stock were vested and outstanding, 29,500 shares were unvested and outstanding, 0 shares were forfeited and 1,097 shares were surrendered.
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $26 and $70 for the three and nine month periods ended June 30, 2015, respectively. Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $18 and $48 for the three and nine month periods ended June 30, 2014.
As of June 30, 2015 and June 30, 2014, 95,000 and 45,000 common stock options under the 2008 Equity Incentive plan were issued, respectively. At June 30, 2015, 95,000 options had been granted under this plan to eligible participants at a weighted-average exercise price of $8.63 per share. Options granted vest over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date. There were 50,000 and 45,000 common stock options granted during the nine months ended June 30, 2015 and June 30, 2014, respectively. Through June 30, 2015, since the plan's inception, options for 8,500 shares of the Company's common stock were vested, options for 79,000 shares were unvested, options for 7,500 shares were forfeited and options for 0 shares were exercised. Of the 95,000 options granted, 87,500 remained outstanding as of June 30, 2015.
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to both plans for the three and nine month periods ended June 30, 2015, was $16 and $44, respectively. The compensation cost recognized for stock-based employee compensation related to both plans for the three and nine month periods ended June 30, 2014, was $12 and $32.
NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the nine months ended June 30, 2015:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains arising during the period	$45	(18)	$27
Less: reclassification adjustment for gains included in net income	60	(24)	36
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains	1	—	1
Other comprehensive income	$106	$(42)	$64
The changes in the accumulated balances for each component of other comprehensive income (loss) for the nine months ended June 30, 2015 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2014	$(869)	$27	$(842)
Current year-to-date other comprehensive income, net of tax	63	1	64
Ending balance, June 30, 2015	$(806)	$28	$(778)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2015, and our consolidated results of operations for the nine months ended June 30, 2015, compared to the same period in the prior fiscal year for the nine months ended June 30, 2014. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2014. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three and nine month periods ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income as reported	$612	$558	$1,923	$1,182
EPS - basic, as reported	$0.12	$0.11	$0.37	$0.23
EPS - diluted, as reported	$0.12	$0.11	$0.37	$0.23
Cash dividends paid	$—	$—	$0.08	$0.04
Return on average assets (annualized)	0.43%	0.40%	0.45%	0.28%
Return on average equity (annualized)	4.15%	4.00%	4.41%	2.85%
Efficiency ratio, as reported (1)	79.16%	76.95%	76.61%	76.70%

(1)
The efficiency ratio is calculated as non-interest expense minus branch closure costs divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in net income. A lower ratio indicates greater efficiency.

Key factors behind these results were:

•
Net interest income was $4,526 and $13,952 for the three and nine month periods ended June 30, 2015, a decrease of $398 or 8.08% and $784 or 5.32% from the prior year periods, respectively. The decreases were primarily due to sales of fixed rate longer term consumer real estate loans in the amount of $7,600 in September 2014 and $8,100 in October 2014 and the continued pressure on interest earning asset yields from the low interest rate environment and from market competition. These loan sales are part of the Company's ongoing loan portfolio and balance sheet management activities undertaken to manage, among other things, interest rate risk and liquidity.

•
The net interest margin of 3.31% for the three months ended June 30, 2015 represents a 33 bp decrease from a net interest margin of 3.64% for the three months ended June 30, 2014. The net interest margin of 3.38% for the nine months ended June 30, 2015 represents a 26 bp decrease from a net interest margin of 3.64% for the nine months ended June 30, 2014.

•
Total loans were $457,208 at June 30, 2015, a decrease of $13,158, or 2.80%, from their balances at September 30, 2014, due to the loan sales discussed above, consumer fixed rate real estate loan payoffs and a reduction in loan volume as we continue to focus on originating shorter term loans. Total deposits were $456,453 at June 30, 2015, an increase of $6,686, or 1.49%, from their balances at September 30, 2014.

•
Net loan charge-offs decreased from $1,377 for the nine months ended June 30, 2014 to $479 for the nine months ended June 30, 2015, as a result of overall credit quality improvement within our loan portfolio. Continued lower levels of net loan charge-offs in recent periods led to a decreased provision for loan losses of $535 for the nine month period ended June 30, 2015, compared to $1,535 for the nine months ended June 30, 2014. Annualized net loan charge-offs as a percentage of average loans were 0.14% for the nine months ended June 30, 2015, compared to 0.41% for the nine months ended June 30, 2014.

•
Non-interest income increased from $921 for the three months ended June 30, 2014 to $931 for the three months ended June 30, 2015, mainly due to secondary market and commercial loan origination fees. Non-interest income increased from $2,429 for the nine months ended June 30, 2014 to $2,889 for the nine months ended June 30, 2015, mainly due to secondary market loan origination fees, the receipt of a loan sale premium occurring during the first quarter of fiscal 2015 and a $78 decrease in net impairment losses on investment securities.

•
Non-interest expense decreased $140, from $4,498 to $4,358, for the three month period ending June 30, 2015 compared to the three month period ending June 30, 2014. Non-interest expense decreased $487, from $13,758 to $13,271, for the nine month period ending June 30, 2015 compared to the nine month period ending June 30, 2014. Non-interest expense reductions in both periods reflected reduced employee and office expenses as part of our branch rationalization plan.

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
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of June 30, 2015, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and nine month periods ended June 30, 2015 and 2014, respectively.
Tax equivalent net interest income was $4,567 and $14,032 for the three and nine months ended June 30, 2015, compared to $4,945 and $14,792 for the three and nine months ended June 30, 2014. The net interest margin for the three and nine month periods ended June 30, 2015 was 3.31% and 3.38% compared to 3.64% and 3.64%, respectively, for the three and nine month periods ended June 30, 2014.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $47 and $418 in net interest income for the three and nine month periods ended June 30, 2015 compared to the comparable prior year period. The increase and changes in the composition of interest earning assets resulted in an increase of $12 and $423 for the three and nine month periods ended June 30, 2015, compared to the same period in the prior year. Rate changes on interest earning assets decreased net interest income by $341 and $1,053 for the three and nine month periods ended June 30, 2015. Rate changes on interest-bearing liabilities increased interest expense by $84 and $125 over the same period in the prior year, resulting in a net decrease of $425 and $1,178 in net interest income as a result of changes in interest rates due to competitive pricing during the three and nine month periods ended June 30, 2015. The increase in our balances of loans outstanding was due to commercial real estate and agricultural loan growth in the current year to date period over the balances in the prior year to date period, and was the primary factor affecting volume changes during these same periods. Rate decreases on loans are reflective of the overall lower market interest rate environment versus historic levels. While the overall rate environment was lower in the current year to date period versus historic levels for deposit products as well, our emphasis on restructuring our branch network and extending maturities on deposit products, as part of our overall interest rate risk strategy, has led to an increase in our interest expense.
We have remained liability sensitive in the short term during the most recent two fiscal years, in which interest rates have declined to historically low levels. A continuing low interest rate environment may enable us to experience a further reduction in our cost of funds. However, the current environment is reducing asset yields and may result in a further decline in our net interest margin.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and nine month periods ended June 30, 2015, and for the comparable prior year three and nine month periods. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $553,258 and $555,225 for the three and nine month periods ended June 30, 2015, compared to $545,379 and $543,391 for the comparable prior year periods. Interest income on interest earning assets was $5,662 and $17,353 for the three and nine month periods ended June 30, 2015, respectively, compared to $5,991 and $17,983 for the same periods in the prior year. Interest income is comprised primarily of interest income on loans and interest income on investment securities adjusted for the tax benefit of tax-exempt securities. Interest income on loans was $5,304 and $16,275 for the three and nine month periods ended June 30, 2015, respectively, compared to $5,589 and $16,830 for the comparable prior year periods. Interest income on investment securities was $308 and $938 for the three and nine month periods ended June 30, 2015, respectively, compared to $342 and $1,073 for the similar prior year periods. The decrease in loan interest income in the current year three and nine month periods was primarily due to a continued lower interest rate environment in the current year periods over the comparable periods in the prior year. The decrease in interest income on investment securities was primarily due to a decrease in rate and volume, as a result of shortening the investment portfolio duration, in the current year periods over the comparable periods in the prior year.
Average interest-bearing liabilities were $483,181 and $486,620 for the three and nine month periods ended June 30, 2015, respectively, compared to $498,001 and $496,752 for the similar prior year periods. Interest expense on interest-bearing liabilities was $1,095 and $3,321 for the three and nine month periods ended June 30, 2015, respectively, compared to $1,046 and $3,191 for the same periods in the prior year. Interest expense remained relatively flat during the current three and nine month periods compared to the comparable prior year periods, as increases in deposit balances were offset by corresponding changes in deposit mix, resulting in slightly higher rates paid on deposits.
For the three and nine months ended June 30, 2015, interest expense on interest-bearing deposits increased $6 and $54 from volume and mix changes and increased $63 and $86 from the impact of the rate environment, resulting in an aggregate increase of $69 and $140 in interest expense on interest-bearing deposits during such periods. Interest expense on FHLB advances decreased $41 and $49 from volume and mix changes and increased $21 and $39 from the impact of the rate environment during the three and nine month periods ended June 30, 2015 for an aggregate decrease of $20 for the three month period and an aggregate increase of $10 for the nine month period. The net increases in average rates were primarily due to maturing lower rate FHLB borrowings.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$24,006	$17	0.28%	$14,357	$5	0.14%
Loans	454,255	5,304	4.68%	452,711	5,589	4.95%
Interest-bearing deposits	1,495	7	1.88%	245	1	1.64%
Investment securities (1)	68,713	308	1.80%	73,918	342	1.86%
Non-marketable equity securities, at cost	4,789	26	2.18%	4,148	54	5.22%
Total interest earning assets	$553,258	$5,662	4.10%	$545,379	$5,991	4.41%
Average interest-bearing liabilities:
Savings accounts	$28,113	$8	0.11%	$26,517	$6	0.09%
Demand deposits	21,883	42	0.77%	37,185	25	0.27%
Money market	145,575	156	0.43%	137,561	126	0.37%
CD’s	218,287	675	1.24%	214,206	658	1.23%
IRA’s	22,182	66	1.19%	21,721	63	1.16%
Total deposits	436,040	947	0.87%	437,190	878	0.81%
FHLB Advances	47,141	148	1.26%	60,811	168	1.11%
Total interest-bearing liabilities	$483,181	$1,095	0.91%	$498,001	$1,046	0.84%
Net interest income		$4,567			$4,945
Interest rate spread			3.19%			3.57%
Net interest margin			3.31%			3.64%
Average interest earning assets to average interest-bearing liabilities			1.15			1.10
(1) For the quarters ended June 30, 2015 and 2014, the average balances of the tax exempt investment securities, included in investment securities, were $17,248 and $10,175, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

Nine months ended June 30, 2015 compared to the nine months ended June 30, 2014:

	Nine months ended June 30, 2015			Nine months ended June 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$19,765	$37	0.21%	$16,684	$17	0.14%
Loans	459,104	16,275	4.77%	446,359	16,830	5.04%
Interest-bearing deposits	1,195	18	2.07%	643	5	1.04%
Investment securities (1)	70,052	938	1.81%	76,066	1,073	1.89%
Non-marketable equity securities, at cost	5,109	85	2.23%	3,639	58	2.13%
Total interest earning assets	$555,225	$17,353	4.22%	$543,391	$17,983	4.42%
Average interest-bearing liabilities:
Savings accounts	$27,840	$22	0.10%	$25,467	$13	0.07%
Demand deposits	20,343	114	0.74%	35,591	58	0.22%
Money market	142,062	467	0.45%	144,088	410	0.38%
CD’s	222,416	2,045	1.22%	212,390	2,028	1.28%
IRA’s	22,268	197	1.18%	21,796	196	1.20%
Total deposits	434,929	2,845	0.88%	439,332	2,705	0.82%
FHLB Advances	51,691	476	1.21%	57,420	486	1.13%
Total interest-bearing liabilities	$486,620	$3,321	0.91%	$496,752	$3,191	0.86%
Net interest income		$14,032			$14,792
Interest rate spread			3.27%			3.57%
Net interest margin			3.38%			3.64%
Average interest earning assets to average interest-bearing liabilities			1.14			1.09
(1) For the nine months ended June 30, 2015 and 2014, the average balances of the tax exempt investment securities, included in investment securities, were $12,494 and $9,369, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
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

RATE / VOLUME ANALYSIS (1)
(Dollar amounts in thousands)
Three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$4	$8	$12
Loans	19	(304)	(285)
Interest-bearing deposits	6	—	6
Investment securities	(24)	(10)	(34)
Non-marketable equity securities, at cost	7	(35)	(28)
Total interest earning assets	12	(341)	(329)
Interest expense:
Savings accounts	—	2	2
Demand deposits	(16)	33	17
Money market accounts	8	22	30
CD’s	13	4	17
IRA’s	1	2	3
Total deposits	6	63	69
FHLB Advances	(41)	21	(20)
Total interest bearing liabilities	(35)	84	49
Net interest income	$47	$(425)	$(378)
Nine months ended June 30, 2015 compared to the nine months ended June 30, 2014:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$4	$16	$20
Loans	471	(1,026)	(555)
Interest-bearing deposits	6	7	13
Investment securities	(82)	(53)	(135)
Non-marketable equity securities, at cost	24	3	27
Total interest earning assets	423	(1,053)	(630)
Interest expense:
Savings accounts	1	8	9
Demand deposits	(39)	95	56
Money market accounts	(6)	63	57
CD’s	94	(77)	17
IRA’s	4	(3)	1
Total deposits	54	86	140
FHLB Advances	(49)	39	(10)
Total interest bearing liabilities	5	125	130
Net interest income (loss)	$418	$(1,178)	$(760)

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
Net loan charge-offs for the nine month period ended June 30, 2015 were $479, compared to $1,377, for the comparable prior year period. Annualized net charge-offs to average loans were 0.14% for the nine months ended June 30, 2015, compared to 0.41% for the comparable period in the prior year. Non-accrual loans were $855 at June 30, 2015, compared to $1,184 at September 30, 2014. We believe our credit and underwriting policies have supported more effective lending decisions by the Bank, resulting in improved loan quality. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a provision for loan losses of $150 and $535 for the three and nine month periods ended June 30, 2015, respectively, compared to $455 and $1,535 for the comparable prior year periods. Management believes that the provisions taken for the current year three and nine month periods are adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make adjustments to our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three and nine month periods ended June 30, 2015 and 2014, respectively.

	Three months ended June 30,		%	Nine months ended June 30,		%
	2015	2014	Change	2015	2014	Change
Non-interest Income:
Net gain (loss) on available for sale securities	$13	$(7)	285.71%	$60	$(227)	126.43%
Service charges on deposit accounts	423	494	(14.37)	1,273	1,497	(14.96)%
Loan fees and service charges	276	223	23.77	923	577	59.97%
Other	219	211	3.79	633	582	8.76%
Total non-interest income	$931	$921	1.09%	$2,889	$2,429	18.94%
The decrease of $71 and $224 in service charges on deposit accounts for the three and nine month periods ended June 30, 2015, respectively, from their amounts in the comparative period of the prior year, was primarily due to a decrease in overdraft fee income during the current three and nine month periods ended June 30, 2015. The increase of $10 in non-interest income during the current year three month period ended June 30, 2015 over the prior year period, was primarily due to secondary market and commercial loan origination fees. The increase of $460 in non-interest income during the current year nine month period ended June 30, 2015 over the prior year period, was primarily due to secondary market and commercial loan origination fees, the receipt of a loan sale premium of $89 occurring during the current year first quarter and a $78 decrease in net impairment losses on investment securities.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and nine month periods ended June 30, 2015 and 2014, respectively.

	Three months ended June 30,		%	Nine months ended June 30,		%
	2015	2014	Change	2015	2014	Change
Non-interest Expense:
Salaries and related benefits	$2,195	$2,435	(9.86)%	$6,548	$7,079	(7.50)%
Occupancy - net	589	611	(3.60)	2,073	1,881	10.21
Office	317	442	(28.28)	825	1,102	(25.14)
Data processing	393	380	3.42	1,177	1,125	4.62
Amortization of core deposit intangible	14	14	—	42	43	(2.33)
Advertising, marketing and public relations	126	95	32.63	410	239	71.55
FDIC premium assessment	98	104	(5.77)	306	313	(2.24)
Professional services	251	(155)	261.94	840	276	204.35
Other	375	572	(34.44)	1,050	1,700	(38.24)
Total non-interest expense	$4,358	$4,498	(3.11)%	$13,271	$13,758	(3.54)%

Non-interest expense (annualized) / Average assets	3.08%	3.23%	(4.64)%	3.12%	3.28%	(4.88)%
Non-interest expense decreased $140 and $487 for the three and nine month periods ended June 30, 2015, compared to the same periods in the prior year. During the current three and nine month periods, salaries and related benefits, as well as office expenses, decreased due to efficiencies and cost savings realized over recent periods through management initiatives, including branch closures and technology improvements. Our number of full time equivalent employees has decreased from 174 at June 30, 2014 to 151 at June 30, 2015. Occupancy costs, consisting primarily of office rental and depreciation expenses, increased during the current nine month period over the same period in the prior year due to accelerated branch depreciation costs related to the three branch closures during January 2015 and the future branch closings of two additional Wisconsin branches in September 2015. Advertising, marketing and public relations expenses increased during the three and nine month periods over the same periods in the prior year due to an increased emphasis on marketing our brand. During the current three month period, we introduced our new logo and simplified our bank's brand to "CCFBank - Delivering Excellence". We are continuing to focus on technology providing progressive, online and mobile banking services that complement friendly, knowledgeable bankers in convenient community bank locations. As we redefine and expand our footprint, we expect these costs to continue to rise. Professional services expense increased in the current year three and nine month periods, primarily due to a legal settlement reimbursing us for legal fees incurred in a prior period received during the quarter ended June 30, 2014. Other expenses decreased in the current three and nine month periods due to branch closure costs incurred in the same periods in the prior year.
Income Taxes. Income tax expense was $337 and $1,112 for the three and nine months ended June 30, 2015, respectively, compared to $334 and $690 for the same periods in the prior year.
BALANCE SHEET ANALYSIS
Loans. Gross Loan balances decreased by $13,158, or 2.80%, to $457,208 as of June 30, 2015 from $470,366 at September 30, 2014. At June 30, 2015, the loan portfolio was comprised of $251,792 of loans secured by real estate, or 55.1% of total loans including $57,223 in commercial and agricultural real estate loans, and $205,416 of consumer and other loans, or 44.9% of total loans, including $9,444 of C&I loans. At September 30, 2014, the loan portfolio mix included real estate loans of $261,315, or 55.6% of total loans including $39,061 in commercial and agricultural real estate loans, and consumer and other loans of $209,051, or 44.4% of total loans, including $6,076 of C&I loans. In the first nine months of the current fiscal year, our loan portfolio decreased by $13,158, primarily due to the sale in October 2014 of fixed rate longer term consumer real estate loans in the amount of $8,100, a reduction in fixed rate consumer real estate and indirect loans due to payoffs and refinancing, based on changes in our underwriting guidelines to promote loan originations with shorter term loan maturities.
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
At least quarterly, we review the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of ASC 450-10, “Accounting for Contingencies” and ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific impaired loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other relevant factors specific to the markets in which we operate. We continue to refine our ALL methodology by introducing a greater level of granularity to our loan portfolio. We currently segregate loans into pools based on common risk characteristics for purposes of determining the ALL. The additional segmentation of the portfolio is intended to provide a more effective basis for the determination of qualitative factors affecting our ALL. In addition, management continually evaluates our ALL methodology to assess whether modifications in our methodology are appropriate in light of underwriting practices, market conditions, identifiable trends, regulatory pronouncements or other factors. We believe that any modifications or changes to the ALL methodology would be to enhance the ALL. However, any such modifications could result in materially different ALL levels in future periods.
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At June 30, 2015, we had 136 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $6,216. The total for the 41 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $1,965 for which $551 in specific ALL was recorded as of June 30, 2015.
At June 30, 2015, there were 58 individual substandard loans, not considered TDRs, with an aggregate recorded investment of $1,707. The total for the 16 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $38 for which $16 in specific ALL was recorded as of June 30, 2015.
At June 30, 2015, the ALL was $6,562, or 1.44% of our total loan portfolio, compared to ALL of $6,506, or 1.38% of the total loan portfolio at September 30, 2014. This level was based on our analysis of the loan portfolio risk at June 30, 2015, taking into account the factors discussed above. At June 30, 2015, the ALL was 1.56% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 1.49% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2014. We have established a separate restricted reserve account for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off.
All of the nine factors identified in the FFIEC's Interagency Policy Statement on the Allowance for Loan and Lease Losses are taken into account in determining the ALL. The impact of the factors in general categories are subject to change; thus the allocations are management’s estimate of the loan loss categories in which the probable and inherent loss has occurred as of the date of our assessment. Of the nine factors, we believe the following have the greatest impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales: (1) lending policies and procedures; (2) economic and business conditions; and (3) the value of the underlying collateral. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allocated allowance. The general component covers non-impaired loans and is based on historical loss experience adjusted for these and other qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available. These refinements could also cause increases or decreases in the ALL. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.
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
The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	June 30, 2015 and Nine Months Then Ended	September 30, 2014 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$855	$1,184
Accruing loans past due 90 days or more	805	401
Total nonperforming loans (“NPLs”)	1,660	1,585
Other real estate owned	900	1,025
Other collateral owned	19	25
Total nonperforming assets (“NPAs”)	$2,579	$2,635
Troubled Debt Restructurings (“TDRs”)	$4,509	$5,581
Nonaccrual TDRs	131	249
Average outstanding loan balance	463,787	455,615
Loans, end of period (1)	457,208	470,366
Total assets, end of period	565,881	569,815
ALL, at beginning of period	$6,506	$6,180
Loans charged off:
Real estate loans	(320)	(1,238)
Consumer and other loans	(399)	(689)
Total loans charged off	(719)	(1,927)
Recoveries of loans previously charged off:
Real estate loans	22	94
Consumer and other loans	218	249
Total recoveries of loans previously charged off:	240	343
Net loans charged off (“NCOs”)	(479)	(1,584)
Additions to ALL via provision for loan losses charged to operations	535	1,910
ALL, at end of period	$6,562	$6,506
Ratios:
ALL to NCOs (annualized)	1,027.45%	410.73%
NCOs (annualized) to average loans	0.14%	0.35%
ALL to total loans	1.44%	1.38%
NPLs to total loans	0.36%	0.34%
NPAs to total assets	0.46%	0.46%
Total Assets:	$565,881	$569,815
(1)    Total loans at June 30, 2015, include $36,846 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.

Loans 30 days or more past due slightly increased at June 30, 2015 compared to their balances as of September 30, 2014. However, loans 30 days or more past due have steadied at June 30, 2015 compared to the comparable prior year period, which management believes is indicative of stabilization of the portfolio with seasonal fluctuations expected quarterly.  We believe our credit and underwriting policies continue to support more effective lending decisions by the Bank, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.
Non-performing loans of $1,660 at June 30, 2015, which included $131 of non-accrual troubled debt restructured loans, reflected a slight increase of $75 from the non-performing loans balance of $1,585 at September 30, 2014. These non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Our non-performing assets were $2,579 at June 30, 2015, or 0.46% of total assets, compared to $2,635, or 0.46% of total assets at September 30, 2014. The decrease in non-performing assets since September 30, 2014 was primarily a result of a decrease in other real estate owned.
Other real estate owned (OREO) decreased by $125, from $1,025 at September 30, 2014 to $900 at June 30, 2015. Other collateral owned decreased $6 during the nine months ended June 30, 2015 to $19 from the September 30, 2014 balance of $25. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Net charge offs for the nine month period ended June 30, 2015 were $479, compared to $1,377 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.14% for the nine month period ended June 30, 2015, compared to 0.35% for the twelve months ended September 30, 2014. Improved net charge-offs during the current year to date period were primarily a result of the overall credit quality improvement within our loan portfolio.
Investment Securities. We manage our securities portfolio in an effort to enhance income and improve liquidity. Our Investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities held to maturity were $8,441 at June 30, 2015, compared with $8,785 at September 30, 2014. Securities available for sale, which represent the majority of our investment portfolio, were $63,767 at June 30, 2015, compared with $62,189 at September 30, 2014.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
June 30, 2015
U.S. government agency obligations	$12,933	$12,441
Obligations of states and political subdivisions	20,958	20,468
Mortgage-backed securities	31,148	30,797
Federal Agricultural Mortgage Corporation	71	61
Totals	$65,110	$63,767
September 30, 2014
U.S. government agency obligations	$23,076	$22,103
Obligations of states and political subdivisions	11,432	11,194
Mortgage-backed securities	29,058	28,827
Federal Agricultural Mortgage Corporation	71	65
Totals	$63,637	$62,189
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
June 30, 2015
Obligations of states and political subdivisions	$1,320	$1,309
Mortgage-backed securities	7,121	7,250
Totals	$8,441	$8,559
September 30, 2014
Obligations of states and political subdivisions	$1,465	$1,464
Mortgage-backed securities	7,320	7,344
Totals	$8,785	$8,808
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	June 30, 2015		September 30, 2014
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$44,081	$43,239	$52,134	$50,930
AAA	—	—	602	586
AA	16,698	16,325	9,553	9,343
A	3,202	3,079	919	905
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	1,129	1,124	429	425
Total	$65,110	$63,767	$63,637	$62,189
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	June 30, 2015		September 30, 2014
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$7,121	$7,250	$7,320	$7,344
AAA	—	—	—	—
AA	—	—	880	882
A	970	962	235	237
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	347	350	345
Total	$8,441	$8,559	$8,785	$8,808

At June 30, 2015, securities in the amount of $4,590 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of June 30, 2015, this line of credit had a zero balance. The Bank has pledged certain of its U.S. Government Agency securities as collateral against specific municipal deposits.
Deposits. Deposits increased to $456,453 at June 30, 2015, from $449,767 at September 30, 2014, largely due to an increase in consumer checking, commercial and municipal deposits, partially offset by deposit runoff in the markets where branch closures took place.
Our objective is to grow core deposits and build customer relationships by expanding our deposit product offerings and providing excellent customer service. Management expects to continue to place emphasis on both retaining and generating additional core deposits in 2015 through competitive pricing of deposit products and through the branch delivery systems that we have already established.

Institutional certificates of deposit as a funding source decreased for the nine months ended June 30, 2015 from their balance as of September 30, 2014. Institutional certificates of deposit remain an important part of our deposit mix as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $17,465 and $11,960 in brokered deposits at June 30, 2015 and September 30, 2014, respectively. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances decreased from $58,891 as of September 30, 2014, to $45,891 as of June 30, 2015 due to advance maturities.
Stockholders’ Equity. Total stockholders’ equity was $59,239 at June 30, 2015, compared to $57,293 at September 30, 2014. Total stockholders’ equity increased by $1,946, primarily as a result of an increase in retained earnings during the nine months ended June 30, 2015.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At June 30, 2015, our liquidity ratio was 12.50%, which is above our targeted liquidity ratio of 10.0%.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $55,818 of our $235,085 (23.7%) CD portfolio as of June 30, 2015 will mature within the next 12 months, we have historically retained over 70% of our maturing CD’s. Through new deposit product offerings to our consumer and commercial loan customers, we are currently attempting to strengthen customer relationships by building core deposit relationships. In the present interest rate environment, and based on maturing yields, this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $84,120 available under this arrangement. We also maintain lines of credit of $3,600 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank line of credit is a discretionary line of credit. As of June 30, 2015, our line of credit balance with the Federal Home Loan Bank was $45,891. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank and Bankers' Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2015, the Company had $15,085 in unused commitments, compared to $16,119 in unused commitments as of September 30, 2014.
Capital Resources. As of June 30, 2015, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2015 (Unaudited)
Total capital (to risk weighted assets)	$64,167,000	16.5%	$31,110,000	>=	8.0%	$38,888,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	59,285,000	15.3%	23,333,000	>=	6.0%	31,110,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	59,285,000	15.3%	17,500,000	>=	4.5%	25,277,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	59,285,000	10.4%	22,734,000	>=	4.0%	28,418,000	>=	5.0%
As of September 30, 2014 (Audited)
Total capital (to risk weighted assets)	$62,116,000	16.1%	$30,793,000	>=	8.0%	$38,491,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	57,283,000	14.9%	15,396,000	>=	4.0%	23,095,000	>=	6.0%
Tier 1 capital (to adjusted total assets)	57,283,000	10.0%	22,991,000	>=	4.0%	28,739,000	>=	5.0%

Effective January 31, 2015, regulatory capital rules and ratios were revised according to the Basel III Risk Based Capital Guidelines. At June 30, 2015, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

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
The following table sets forth, at March 31, 2015 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of June 30, 2015, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$37,591	$(38,913)	(51)%	7.35%	(590)	bp
+200 bp	54,185	(22,319)	(29)%	10.12%	(313)
+100 bp	67,663	(8,841)	(12)%	12.12%	(113)
0 bp	76,504	—	—	13.25%	—
-100 bp	78,418	1,914	3%	13.27%	2

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.

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
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at March 31, 2015 (the most recent date available) and September 30, 2014.

	Change in Net Interest Income Over One Year Horizon
	At March 31, 2015		At September 30, 2014
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change	Dollar Change in Net Interest Income (in thousands)	Percentage Change

+300 bp	$(481)	(2.41)%	$(2,183)	(10.06)%
+200 bp	(286)	(1.43)%	(1,050)	(4.84)%
+100 bp	(263)	(1.31)%	(476)	(2.19)%
0 bp	(391)	(1.96)%	(291)	(1.34)%
-100 bp	(587)	(2.94)%	(380)	(1.75)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2015, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at reaching a level of reasonable assurance.
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
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: August 10, 2015	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: August 10, 2015	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer