Form 10-K
period 2015-09-30
Citizens Community Bancorp Inc.
filed 2015-12-07
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting, if applicable, stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44,207,525.  Shares of the registrant’s common stock held or beneficially owned by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At December 7, 2015 there were 5,231,265 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2016 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.
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
September 30, 2015

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

PART 1
ITEM 1. BUSINESS
General
The Company is a Maryland corporation organized in 2004. The Company is a bank holding company and was subject to regulation by the Office of Thrift Supervision (OTS) through July 21, 2011 and has been subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and by the Federal Reserve Bank thereafter. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal N.A., and providing consumer and small commercial and agricultural banking activities through the Bank. At September 30, 2015, we had approximately $580 million in total assets, $456 million in deposits, and $61 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share, per share and capital ratio amounts, are stated in thousands.
Citizens Community Federal N.A.
As of May 31, 2014, the Bank is a federally chartered National Bank with 18 full-service offices; seven stand-alone locations and 11 in-store branches. In October 2014, we announced the closing of three in-store branches, effective January 2015; and the relocation of the Mankato, Minnesota branch to a new full-service traditional branch in Mankato, MN in October 2015. In October 2015, we entered into a purchase agreement with Central Bank of Golden Valley, Minnesota, to purchase certain assets from, and assume all deposit liabilities of Central Bank’s Rice Lake and Barron branch banking operations in Wisconsin pending regulatory approval. The transaction is expected to be finalized in our second fiscal quarter of 2016.
In November 2015, we announced the closing of three in-store branches, to be effective in December 2015 and January 2016. We intend to continue to review our branch network to deploy assets and capital to growth markets and exit markets where we have limited growth opportunities. Through all of our branch locations, in Wisconsin, Minnesota and Michigan, we provide a variety of commercial and consumer banking products and services to customers, including online and mobile banking options.

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
Our total gross outstanding loans, before net deferred loan costs, as of September 30, 2015, were $448,080, consisting of $181,206 in consumer real estate loans, $63,266 in commercial real estate loans, $200,704 in secured consumer and other loans, and $2,904 in unsecured consumer loans.
Investments
We maintain a portfolio of investments, consisting primarily of U.S. Government sponsored agency securities, bonds and other obligations issued by states and their political subdivisions and mortgage-backed securities. We attempt to balance our portfolio to manage interest rate risk, regulatory requirements, and liquidity needs while providing an appropriate rate of return commensurate with the risk of the investment.
Deposits
We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At September 30, 2015, our total deposits were $456,298 including interest bearing deposits of $436,944 and non-interest bearing deposits of $19,354.

Competition
We compete with other financial institutions and businesses both in attracting and retaining deposits and making loans in all of our principal markets. We believe the primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, technology, convenience of office locations and office hours. Competition for deposit products comes primarily from other banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds, and other investment alternatives. We believe the primary factors in competing for loans are interest rates, loan origination fees, and the quality and the range of lending services. Competition for loans comes primarily from other banks, mortgage banking firms, credit unions, finance companies, leasing companies and other financial intermediaries. Some of our competitors are not subject to the same degree of regulation as that imposed on national banks or federally insured institutions, and these other institutions may be able to price loans and deposits more aggressively. We also face direct competition from other banks and their holding companies that have greater assets and resources than ours.

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
Employees
At December 7, 2015, we had 111 full-time employees and 173 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.
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
Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At September 30, 2015, $79,921 of our securities, were classified as available for sale and $8,012 were classified as held to maturity. The estimated fair value of our available for sale securities portfolio may increase or decrease depending on market conditions. Our available for sale securities portfolio is comprised primarily of fixed-rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our available for sale securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.
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
The capital that we are required to maintain for regulatory purposes is impacted by, among other factors, the securities ratings on our portfolio. Therefore, ratings downgrades on our securities may also have a material adverse effect on our risk-based regulatory capital levels.
Competition may affect our results. We face strong competition in originating loans, in seeking deposits and in offering other banking services. We compete with commercial banks, trust companies, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Our market area is also served by commercial banks and savings associations that are substantially larger than us in terms of deposits and loans and have greater human and financial resources. This competitive climate can make it difficult to establish, maintain and retain relationships with new and existing customers and can lower the rate we are able to charge on loans, increase the rates we must offer on deposits, and affect our charges for other services. Those factors can, in turn, adversely affect our results of operations and profitability.
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

Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 4,764,310 shares of our common stock held by nonaffiliates as of December 7, 2015. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2015
Location	Leased	Date	(in thousands)
ADMINISTRATIVE OFFICES:
2174 EastRidge Center (5)	Lease	September 30, 2018
Eau Claire, WI 54701

BRANCH OFFICES
Appleton Branch (9)	Lease	January 31, 2019
3701 E Calumet Street
Appleton, WI 54915

Chippewa Falls Branch (4)	Lease	June 30, 2017
2786 Commercial Boulevard
Chippewa Falls, WI 54729

Gordy’s County Market (10)	Lease	October 1, 2020
3310 E Hamilton Ave
Eau Claire, WI 54701

Fairfax Branch	Owned	N/A	$712
219 Fairfax Street
Altoona, WI 54720

Fond du Lac Branch (9)	Lease	January 31, 2019
377 N Rolling Meadows Dr
Fond du Lac, WI 54936

Oshkosh Branch (9)	Lease	January 31, 2019
351 S Washburn Street
Oshkosh, WI 54904

Rice Lake Branch (4) (8)	Lease	May 1, 2018
2501 West Avenue
Rice Lake, WI 54868

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2015
Location	Leased	Date	(in thousands)
Westside Branch	Owned	N/A	$246
2125 Cameron Street
Eau Claire, WI 54703

Lake Orion Branch (1)	Lease	February 28, 2017
688 S. LaPeer Road
Lake Orion, MI 48362

Rochester Hills Branch	Owned	N/A	$257
310 W Tienken Road
Rochester Hills, MI 48306

Brooklyn Park Branch (3)	Lease	January 31, 2017
8000 Lakeland Avenue
Brooklyn Park, MN 55445

Faribault Branch (9)	Lease	January 31, 2019
150 Western Avenue
Faribault, MN 55021

Mankato Branch (7)	Lease	May 1, 2016
1901 Madison Ave East, Suite 410
Mankato, MN 56001

Mankato Traditional Branch (6)	Lease	October 31, 2025
180 St. Andrews Drive
Mankato, MN 56001

Oakdale Branch	Lease	September 30, 2017
7035 10th Street North
Oakdale, MN 55128

Red Wing Branch (9)	Lease	March 3, 2018
295 Tyler Road S
Red Wing, MN 55066

Winona Branch (3)	Lease	January 31, 2018
955 Frontenac Drive
Winona, MN 55987

Menomonie Branch (2)	Lease	March 4, 2016
180 Cedar Falls Road
Menomonie, WI 54751

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2015
Location	Leased	Date	(in thousands)
Neenah Branch (9)	Lease	March 31, 2019
1155 Winneconne Avenue
Neenah, WI 54956

Rice Lake Traditional Branch (11)	Lease	October 14, 2023
2850 Decker Drive
Rice Lake, WI 54868

(1)	Effective March 1, 2007, Citizens Community Federal N.A. has a right to cancel this lease, with the cancellation to take effect 90 days after it exercises the right to cancel.

(2)	Effective on or about December 16, 2015, the Menomonie, Wisconsin Branch office, located within a Walmart store will close.

(3)
Effective on or about January 20, 2016, the Brooklyn Park, Minnesota Branch office, located within a Walmart store will close. Effective on or about January 21, 2016, the Winona, Minnesota Branch office, located within a Walmart store will close.

(4)	Leased WalMart locations each have a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

(5)	Leased Eastridge Center location has a predetermined rent rate increase each year and a right to renew for two additional periods of three years, each at negotiated conditions.

(6)
Leased Mankato traditional location opened on October 26, 2015 with a predetermined rent increase each year and a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

(7)	Leased Mankato location closed on October 23, 2015 and moved to the traditional branch location in Mankato, Minnesota on October 26, 2015.

(8)	Leased Rice Lake location has a predetermined rent rate increase each year starting in May 2013 for each of the five years remaining in the term.

(9)
On October 18, 2013, the Bank exercised its first lessee option to extend all these leases up to one five-year period, each at predetermined rent rates. Leased Walmart locations each have a lessee option to extend the lease by up to one, five-year period, each at predetermined rent rates.

(10)
Leased Gordy's branch location closed on September 23, 2015 and was replaced with a full-service ATM which accepts cash and check deposits. The leased ATM location within Gordy's has a lessee option to extend the lease by up to one five-year period at a predetermined rent rate.

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

	High	Low	Cash dividends per share
Fiscal 2015
First Quarter (three months ended December 31, 2014)	$9.43	$8.59	$—
Second Quarter (three months ended March 31, 2015)	$9.50	$8.60	$0.08
Third Quarter (three months ended June 30, 2015)	$9.50	$8.56	$—
Fourth Quarter (three months ended September 30, 2015)	$9.40	$8.80	$—

Fiscal 2014
First Quarter (three months ended December 31, 2013)	$7.70	$7.21	$—
Second Quarter (three months ended March 31, 2014)	$8.56	$7.29	$0.04
Third Quarter (three months ended June 30, 2014)	$8.50	$7.74	$—
Fourth Quarter (three months ended September 30, 2014)	$9.36	$8.26	$—
The closing price per share of Citizens Community Bancorp, Inc. common stock on September 30, 2015 (the last trading day of our fiscal year end) was $8.84.
We had approximately 362 stockholders of record at December 7, 2015. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. In determining the payment of cash dividends, our Board of Directors considers our earnings, capital and debt servicing requirements, the financial ratio guidelines of our regulators, our financial condition and other relevant factors.
The following table reflects the annual cash dividend paid in the fiscal years ended September 30, 2015, 2014 and 2013 respectively.

	2015	2014	2013
Cash dividends per share	$0.08	$0.04	$0.02
Stockholder record date	03/13/2015	03/13/2014	04/04/2013
Dividend payment date	03/27/2015	03/27/2014	04/18/2013

ITEM 6. SELECTED FINANCIAL DATA

	Year ended September 30, (dollars in thousands, except per share data)
	2015	2014	2013	2012	2011
Selected Results of Operations Data:
Interest income	23,004	$24,033	$24,575	$27,085	$29,764
Interest expense	4,438	4,275	5,312	6,591	8,913
Net interest income	18,566	19,758	19,263	20,494	20,851
Provision for loan losses	656	1,910	3,143	4,440	5,864
Net interest income after provision for loan losses	17,910	17,848	16,120	16,054	14,987
Fees and service charges	3,006	2,868	2,584	2,068	1,913
Net impairment losses recognized in earnings	—	(78)	(797)	(1,332)	(570)
Net gain (loss) on sale of available for sale securities	60	(168)	552	243	659
Other non-interest income	847	794	712	693	615
Non-interest income	3,913	3,416	3,051	1,672	2,617
Non-interest expense	17,719	18,434	17,489	17,359	17,274
Income before provision for income taxes	4,104	2,830	1,682	367	330
Income tax provision	1,490	1,047	635	161	137
Net income	$2,614	$1,783	$1,047	$206	$193
Per Share Data: (1)
Net income per share (basic) (1)	$0.50	$0.35	$0.20	$0.04	$0.04
Net income per share (diluted) (1)	$0.50	$0.34	$0.20	$0.04	$0.04
Cash dividends per common share	$0.08	$0.04	$0.02	$—	$—
Book value per share at end of period	$11.57	$11.09	$10.51	$10.73	$10.30

CITIZENS COMMUNITY BANCORP, INC.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
	Year ended September 30, (dollars in thousands, except per share data)
	2015	2014	2013	2012	2011
Selected Financial Condition Data:
Total assets	$580,148	$569,815	$554,521	$530,183	$536,557
Investment securities	87,933	70,974	79,695	67,111	44,338
Total loans, net of deferred costs (fees)	450,510	470,366	440,863	427,789	431,746
Total deposits	456,298	449,767	447,398	422,058	448,973
Short-term borrowings (2)	33,600	20,000	7,500	22,100	16,000
Other borrowings (2)	25,291	38,891	42,500	27,150	14,400
Total shareholders’ equity	60,535	57,293	54,185	55,103	52,888
Performance Ratios:
Return on average assets	0.45%	0.32%	0.19%	0.04%	0.03%
Return on average total shareholders’ equity	4.44%	3.20%	1.92%	0.38%	0.38%
Net interest margin (3)	3.36%	3.61%	3.62%	3.94%	3.77%
Net interest spread (3)
Average during period	3.24%	3.54%	3.51%	3.81%	3.64%
End of period	3.15%	3.58%	3.69%	3.84%	4.09%
Net overhead ratio (4)	2.40%	2.67%	2.66%	2.94%	2.59%
Average loan-to-average deposit ratio	101.63%	101.57%	99.91%	98.68%	95.97%
Average interest bearing assets to average interest bearing liabilities	114.15%	109.35%	109.92%	109.99%	107.91%
Efficiency ratio (5)	78.82%	79.28%	75.67%	73.87%	71.86%
Asset Quality Ratios:
Non-performing loans to total loans (6)	0.27%	0.34%	0.59%	1.05%	1.02%
Allowance for loan losses to:
Total loans (net of unearned income)	1.44%	1.38%	1.40%	1.34%	1.13%
Non-performing loans	532.02%	410.47%	236.96%	127.44%	111.32%
Net charge-offs to average loans	0.14%	0.35%	0.62%	0.84%	1.15%
Non-performing assets to total assets	0.37%	0.46%	0.66%	0.95%	1.07%
Capital Ratios:
Shareholders’ equity to assets (7)	10.43%	10.05%	9.77%	10.39%	9.86%
Average equity to average assets (7)	10.25%	9.92%	10.08%	10.12%	9.09%
Tier 1 capital (leverage ratio) (8)	10.4%	10.0%	9.9%	10.2%	10.1%
Total risk-based capital (8)	16.5%	16.1%	16.3%	15.4%	14.1%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.

(2)	Consists of Federal Home Loan Bank term notes.

(3)
Net interest margin represents net interest income as a percentage of average interest earning assets, and net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.

(4)	Net overhead ratio represents the difference between non-interest expense and non-interest income, divided by average assets.

(5)	Efficiency ratio represents non-interest expense, divided by the sum of net interest income and non-interest income, excluding impairment losses from OTTI and from Goodwill.

(6)	Non-performing loans are either 90+ days past due or nonaccrual. Non-performing assets consist of non-performing loans plus other real estate owned plus other collateral owned.

(7)	Presented on a consolidated basis.

(8)	Presented on a Bank (i.e. regulatory) basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition and results of operations that should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended September 30, 2015, 2014 and 2013.
PERFORMANCE SUMMARY
The following is a brief summary of some of the significant factors that affected our operating results in 2015. See the remainder of this section for a more thorough discussion. We reported net income of $2,614 for the year ended September 30, 2015, compared to net income of $1,783 for the year ended September 30, 2014. Basic earnings per share were $0.50 for 2015 compared to $0.35 for the year ended September 30, 2014. Diluted earnings per share were $0.50 for 2015 compared to $0.34 for the year ended September 30, 2014. Return on average assets for the year ended September 30, 2015 was 0.45%, compared to 0.32% for the year ended September 30, 2014. The return on average equity was 4.44% for 2015 and 3.20% for 2014. An annual cash dividend in the amount of $0.08 per share and $0.04 per share was paid in the fiscal year ended September 30, 2015 and 2014, respectively.
Key factors behind these results were:

•
Net interest income was $18,566 for 2015, a decrease of $1,192, or 6.03% from $19,758 for 2014, due to increased competition for loans at lower interest rates and a shortening duration of our loan portfolio. Interest income decreased to $23,004 from $24,033, or 4.28% from 2015 to 2014. Meanwhile, interest expense increased to $4,438 from $4,275, or 3.81% from 2015 to 2014.

•
The net interest margin for 2015 was 3.36% compared to 3.63% for 2014. The 27 bp decrease in net interest margin was mainly attributable to a 32 bp decrease in interest rate spread resulting from a 26 bp decline in return on interest earning assets and a 6 bp increase in the cost of interest bearing liabilities during 2015. Yield on loans decreased 27 bps and average rates paid on deposits increased 5 bps year over year, respectively, during these two periods. Yields on investment securities decreased 6 bps year over year.

•
Loan charge-offs decreased from a year ago resulting in net charge-offs of $666 for 2015, a decrease of $918, or 57.95%, compared to $1,584 for 2014. Non-performing loans decreased from $1,585 to $1,221, a $364 or 22.97% decrease from 2014 to 2015. Net loan charge-offs represented 0.14% of average loans outstanding in 2015, compared to 0.35% in 2014.

•	Provision for loan losses was reduced to $656 for fiscal 2015, compared to $1,910 for fiscal 2014, due to improved asset quality.

•
Non-interest income, was $3,913 for 2015 and $3,416 for 2014. OTTI losses on securities decreased from $78 in 2014 to $0 in 2015. We realized $168 of net losses on the sale of available for sale securities in 2014 and $60 in net gains on the sale of available for sale securities in 2015.

•	Non-interest expense was $17,719 for 2015, a decrease of $715 from an amount of $18,434 in 2014.

•	We recognized a tax provision of $1,490 and $1,047 for 2015 and 2014, respectively.

•
Total loans were $450,510 at September 30, 2015, a decrease of $19,856, or 4.22% from their levels at September 30, 2014. Total deposits were $456,298 as of September 30, 2015, compared to $449,767 at September 30, 2014, an increase of $6,531, or 1.45% from their levels at September 30, 2014.

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
Allowance for Loan Losses.
We maintain an allowance for loan losses to absorb probable and inherent losses in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in our loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in our loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, prevailing economic conditions and other relevant factors determined by management. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). We believe that the Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory requirements. However, based on periodic examinations by regulators, the amount of the allowance for loan losses recorded during a particular period may be adjusted.
Our determination of the allowance for loan losses is based on (1) specific allowances for specifically identified and evaluated impaired loans and their corresponding estimated loss based on likelihood of default, payment history, and net realizable value of underlying collateral. Specific allocations for collateral dependent loans are based on fair value of the underlying collateral relative to the unpaid principal balance of individually impaired loans. For loans that are not collateral dependent, the specific allocation is based on the present value of expected future cash flows discounted at the loan’s original effective interest rate through the repayment period; and (2) a general allowance on loans not specifically identified in (1) above, based on historical loss ratios, which are adjusted for qualitative and general economic factors. We continue to refine our allowance for loan losses methodology, with an increased emphasis on historical performance adjusted for applicable economic and qualitative factors.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of September 30, 2015, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
STATEMENT OF OPERATIONS ANALYSIS
2015 compared to 2014
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

Tax equivalent net interest income was $18,698 for 2015, compared to $19,836 for 2014. Interest income on tax exempt securities is computed on a tax equivalent basis. The net interest margin for 2015 was 3.36% compared to 3.63% for 2014. The 27 bp decrease in net interest margin was mainly attributable to a 32 bp decrease in interest rate spread resulting from a 26 bp decline in return on interest earning assets, reflecting sustained low market interest rates and a continued commitment to stronger credit quality, and a 6 bp increase in the cost of interest bearing liabilities during 2015.
Competitive pricing on new and refinanced loans resulted in loan volume at lower rates, as well as increased refinancing of one to four family loans due to the current low rate environment, both contributed to reduced loan yields in 2015. Yields on securities decreased largely due to increases in holdings of lower risk and lower yielding securities, as well as volatility in prepayments. Certain FHLB advances were purchased, with longer term maturities and higher interest rates, than in the previous fiscal year, and certain deposits from closed branches were replaced with higher rate interest bearing deposits, causing the increase in rates on our interest-bearing liabilities.
As shown in the rate/volume analysis table below, positive volume changes resulted in a $339 increase in net interest income in 2015. Average loan volume increases were due to commercial real estate and non-real estate loan growth in the current fiscal year over the prior fiscal year, arising from management's strategy to continue to diversify its credit portfolio. The increase and changes in the composition of interest earning assets resulted in a $975 decrease in interest income for 2015, and a $163 increase in interest expense due to the composition change in interest bearing liabilities. Rate changes on interest earning assets caused a decrease in interest income by $1,269 and increased interest expense by $208, for a net impact of a $1,477 decrease in net interest income between 2015 and 2014.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows tax equivalent interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest earning assets, rates paid on interest bearing liabilities and the resultant spread at September 30 for each of the last three fiscal years. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $556,937 in 2015 compared to $546,835 in 2014. Average loans outstanding increased to $457,707 in 2015 from $451,933 in 2014. Average loans to average interest bearing assets decreased to 82% in 2015 from 83% in 2014. Interest income on loans decreased $971, of which $286 related to the increase in average outstanding balances, offset by a reduction in interest income due to lower yields on such loans in the amount of $1,257.
Average interest bearing liabilities decreased $12,179 in 2015 from their 2014 levels. The decrease in average interest bearing liabilities was primarily due to decreases in demand deposits and FHLB advances. Average interest bearing deposits decreased $4,541, or 1.03% to $435,701 over 2015. Interest expense on interest bearing deposits increased $44 during 2015 from the volume and mix changes and increased $149 from the impact of the rate environment, resulting in an aggregate increase of $193 in interest expense on interest bearing deposits.

	Year ended September 30, 2015			Year ended September 30, 2014			Year ended September 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$19,456	$47	0.24%	$15,242	$20	0.13%	$24,326	$41	0.17%
Loans receivable	457,707	21,641	4.73%	451,933	22,612	5.00%	429,403	23,201	5.40%
Interest bearing deposits	1,495	30	2.01%	551	6	1.09%	1,781	15	0.84%
Investment securities (1)	73,282	1,307	1.78%	75,072	1,384	1.84%	73,503	1,307	1.78%
Non-marketable equity securities, at cost	4,997	111	2.22%	4,037	89	2.20%	3,492	11	0.32%
Total interest earning assets	$556,937	$23,136	4.15%	$546,835	$24,111	4.41%	$532,505	$24,575	4.61%
Average interest bearing liabilities:
Savings accounts	$27,608	$30	0.11%	$25,814	$19	0.07%	$24,550	$14	0.06%
Demand deposits	20,797	156	0.75%	36,008	90	0.25%	30,080	7	0.02%
Money market accounts	143,194	632	0.44%	142,116	542	0.38%	146,640	775	0.53%
CD’s	221,827	2,727	1.23%	214,461	2,705	1.26%	211,094	3,636	1.72%
IRA’s	22,275	263	1.18%	21,843	259	1.19%	23,341	359	1.54%
Total deposits	$435,701	$3,808	0.87%	$440,242	$3,615	0.82%	$435,705	$4,791	1.10%
FHLB advances	52,199	630	1.21%	59,837	660	1.10%	48,754	521	1.07%
Total interest bearing liabilities	$487,900	$4,438	0.91%	$500,079	$4,275	0.85%	$484,459	$5,312	1.10%
Net interest income		$18,698			$19,836			$19,263
Interest rate spread			3.24%			3.56%			3.51%
Net interest margin			3.36%			3.63%			3.62%
Average interest earning assets to average interest bearing liabilities			114.15%			109.35%			109.92%

(1) For the 12 months ended September 30, 2015, 2014 and 2013, the average balance of the tax exempt investment securities, included in investment securities, were $15,019, $9,576 and $0 respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

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

	Year ended September 30, 2015 v. 2014 Increase (decrease) due to			Year ended September 30, 2014 v. 2013 Increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$6	$21	$27	$(13)	$(8)	$(21)
Loans receivable	286	(1,257)	(971)	1,181	(1,770)	(589)
Interest bearing deposits	14	10	24	(13)	4	(9)
Investment securities	(33)	(44)	(77)	28	(29)	(1)
Non-marketable equity securities, at cost	21	1	22	2	76	78
Total interest earning assets	$294	$(1,269)	$(975)	$1,185	$(1,727)	$(542)
Interest expense:
Savings accounts	$1	$10	$11	$1	$4	$5
Demand deposits	(58)	124	66	2	81	83
Money market accounts	4	86	90	(23)	(210)	(233)
CD’s	92	(70)	22	57	(988)	(931)
IRA’s	5	(1)	4	(22)	(78)	(100)
Total deposits	44	149	193	15	(1,191)	(1,176)
FHLB Advances	(89)	59	(30)	122	17	139
Total interest bearing liabilities	(45)	208	163	137	(1,174)	(1,037)
Net interest income (loss)	$339	$(1,477)	$(1,138)	$1,048	$(553)	$495

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio.
Net loan charge-offs for the years ended September 30, 2015 and 2014 were $666 and $1,584, respectively. Net charge-offs to average loans were 0.14% for 2015 compared to 0.35% for 2014. For 2015, non-performing loans decreased by $364 to $1,221 from $1,585 at September 30, 2014. Refer to the “Risk Management and the Allowance for Loan Losses” section below for more information related to non-performing loans.
We recorded provisions for loan losses of $656 and $1,910 for the years ended September 30, 2015 and 2014, respectively. Management believes that the provision taken for the year ended September 30, 2015 is adequate in view of the present condition of the Bank's loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or other factors could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See Note 1 “Nature of Business and Summary of Significant Accounting Policies - Allowance for Loan Losses” to our consolidated financial statements for further analysis of the provision for loan losses.

Non-Interest Income. The following table reflects the various components of non-interest income for the years ended September 30, 2015, 2014 and 2013, respectively.

	Twelve months ended
	September 30,			Change:
	2015	2014	2013	2015 over 2014	2014 over 2013
Noninterest Income:
Net gains (losses) on available for sale securities	$60	$(246)	$(245)	124.39%	(0.41)%
Service charges on deposit accounts	1,715	1,964	1,820	(12.68)%	7.91%
Loan fees and service charges	1,291	904	768	42.81%	17.71%
Other	847	794	708	6.68%	12.15%
Total non-interest income	$3,913	$3,416	$3,051	14.55%	11.96%
Service charges on deposit accounts decreased $249 during 2015 due to a decrease in overdraft fee income. Loan fees and service charges increased $387 during 2015 mainly due to secondary market and commercial loan origination fees.
Non-Interest Expense. The following table reflects the various components of non-interest expense for the years ended September 30, 2015, 2014 and 2013, respectively.

	Years ended			Change:
	September 30,			2015 over	2014 over
	2015	2014	2013	2014	2013
Noninterest Expense:
Salaries and related benefits	$8,643	$9,287	$9,068	(6.93)%	2.42%
Occupancy	2,872	2,631	2,493	9.16%	5.54%
Office	1,105	1,499	1,223	(26.28)%	22.57%
Data processing	1,590	1,531	1,657	3.85%	(7.60)%
Amortization of core deposit	57	57	56	—%	1.79%
Advertising, marketing and public relations	570	370	233	54.05%	58.80%
FDIC premium assessment	390	409	522	(4.65)%	(21.65)%
Professional services	1,088	552	707	97.10%	(21.92)%
Other	1,404	2,098	1,530	(33.08)%	37.12%
Total noninterest expense	$17,719	$18,434	$17,489	(3.88)%	5.40%
Noninterest expense (annualized) / Average assets	3.08%	3.28%	3.22%
Salaries and related benefits, as well as office expenses, decreased due to efficiencies and cost savings realized over recent periods through management initiatives, including branch closures and technology improvements. Occupancy costs, consisting primarily of office rental and depreciation expenses, increased during the current twelve month period over the same period in the prior year due to accelerated branch depreciation costs in the amount of $562, all of which related to the three branch closures during January 2015, two additional branch closures in September 2015, a future branch closure in December 2015 and two future branch closures in January 2016. Advertising, marketing and public relations expenses increased during 2015 over 2014 due to an increased emphasis on marketing our brand. During our fiscal 2015 third quarter, we introduced our new logo and simplified the Bank's brand to "CCFBank - Delivering Excellence". We are continuing to focus on technology by providing progressive, online and mobile banking services that complement friendly, knowledgeable bankers in convenient community bank locations. As we redefine and expand our footprint, we expect these costs to continue to rise. Professional services expense increased in the current year due to merger and acquisition activity and a legal settlement received in June 2014, that resulted in a reimbursement of previously recognized legal fees from a prior period. Other expenses decreased in the current twelve month period due to branch closure costs incurred in the same period in the prior year.

Income Taxes. Income tax provision was $1,490 for the year ended September 30, 2015, compared to $1,047 for the year ended September 30, 2014. The increase in income tax provision resulted primarily from the income tax effects of income before income taxes of $4,104 for the year ended September 30, 2015 compared to income before income taxes of $2,830 for 2014. Our effective tax rate declined from 37% at September 30, 2014 to 36% at September 30, 2015, as a result of additional purchases of tax exempt security investments.
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

BALANCE SHEET ANALYSIS
Loans. Total loans outstanding, net of deferred loan fees and costs, decreased to $450,510 at September 30, 2015, a 4.22% decrease from their balance of $470,366 at September 30, 2014. The following table reflects the composition, or mix, of our loan portfolio at September 30, for the last five completed fiscal years:

	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Consumer	$181,206	40.2%	$223,025	47.4%	$252,958	57.4%	$272,441	63.7%	$275,149	63.7%
Commercial/Agricultural	63,266	14.1%	39,061	8.3%	12,531	2.8%	680	0.2%	190	0.0%
Total real estate loans	$244,472	54.3%	$262,086	55.7%	$265,489	60.2%	$273,121	63.9%	$275,339	63.7%
Consumer and other loans:
Automobile	14,113	3.1%	12,810	2.7%	12,662	2.9%	13,932	3.3%	15,716	3.6%
Other secured personal loans	186,591	41.4%	188,911	40.2%	158,842	36.0%	136,989	32.0%	139,126	32.2%
Unsecured personal loans	2,904	0.6%	3,512	0.7%	1,835	0.4%	2,805	0.7%	2,583	0.6%
Total consumer and other loans	$203,608	45.1%	$205,233	43.6%	$173,339	39.3%	$153,726	35.9%	$157,425	36.5%
Gross loans	$448,080		$467,319		$438,828		$426,847		$432,764
Net deferred loan costs (fees)	$2,430	0.6%	$3,047	0.7%	$2,035	0.5%	$942	0.2%	$(1,018)	(0.2)%
Total loans (net of unearned income and deferred expense)	$450,510	100.0%	$470,366	100.0%	$440,863	100.0%	$427,789	100.0%	$431,746	100.0%
Allowance for loan losses	$(6,496)		$(6,506)		$(6,180)		$(5,745)		$(4,898)
Total loans receivable, net	$444,014		$463,860		$434,683		$422,044		$426,848
At September 30, 2015, real estate loans decreased $17,614 or 7.2% from their balance at September 30, 2014. Consumer real estate loans consist mainly of fixed-rate conventional home mortgages and home equity loans. During our fiscal 2015 first and fourth quarters, fixed rate residential mortgage loans were sold in the amount of $8.1 million and $8.7 million, respectively. We believe these loan sales better position the bank to manage our assets in a variety of interest rate scenarios. As of March 31, 2012, the Bank began offering consumer real estate balloon loans and as of September 30, 2015, there were $26,401 in outstanding balloon loan balances. In fiscal 2013, the Bank expanded commercial real estate lending. As of September 30, 2015, commercial and agricultural real estate loans had increased to $63,266, secured primarily by residential one to four family and multi-family real estate.
Consumer and other loans decreased by $1,625, or 0.8% at September 30, 2015 from their 2014 fiscal year end balances. Consumer and other loans consist of short-term installment loans, direct and indirect personal property loans, and other personal, agricultural and C&I non-real estate loans. Decreases in consumer and other loans resulted primarily from indirect consumer loans.
Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. We have identified certain loan types within our loan portfolio, including one to four family real estate loans and recreational secured consumer loans that represent concentrations in our portfolio. At September 30, 2015, one to four family real estate loans totaled $181,206 or 40.2% of total loans, compared to $223,025 or 47.4% at September 30, 2014. At September 30, 2015, recreational secured consumer loans totaled $116,895 or 25.9% of total loans, compared to $124,600 or 26.5% of total loans at September 30, 2014. Management believes that no significant concentrations exist within our loan portfolio with respect to industry groups, borrower, geographic location or any other relevant factor.

The following table sets forth, for our last five fiscal years, fixed and adjustable rate loans in our loan portfolio:

	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate:
Consumer	$177,708	39.5%	$219,977	46.8%	$250,718	56.9%	$269,368	63.0%	$272,073	63.0%
Commercial/Agricultural	47,837	10.6%	39,061	8.3%	12,531	2.8%	680	0.2%	190	0.1%
Total fixed rate real estate loans	225,545	50.1%	259,038	55.1%	263,249	59.7%	270,048	63.2%	272,263	63.1%
Consumer and other loans	198,629	44.1%	205,233	43.6%	173,339	39.3%	153,726	35.9%	157,425	36.5%
Total fixed rate loans	424,174	94.2%	464,271	98.7%	436,588	99.0%	423,774	99.1%	429,688	99.5%
Adjustable rate loans:
Real estate:
Consumer	3,498	0.8%	3,048	0.7%	2,240	0.5%	3,073	0.7%	3,076	0.7%
Commercial/Agricultural	15,429	3.4%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total adjustable rate real estate loans	18,927	4.2%	3,048	0.7%	2,240	0.5%	3,073	0.7%	3,076	0.7%
Consumer and other loans	4,979	1.1%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total adjustable rate loans	23,906	5.3%	3,048	0.7%	2,240	0.5%	3,073	0.7%	3,076	0.7%
Gross loans	448,080		467,319		438,828		426,847		432,764
Net deferred loan costs	2,430	0.5%	3,047	0.6%	2,035	0.5%	942	0.2%	(1,018)	(0.2)%
Total loans (net of unearned income)	450,510	100.0%	470,366	100.0%	440,863	100.0%	427,789	100.0%	431,746	100.0%
Allowance for loan losses	(6,496)		(6,506)		(6,180)		(5,745)		(4,898)
Total loans receivable, net	$444,014		$463,860		$434,683		$422,044		$426,848

In order to limit exposure to interest rate risk, we have developed strategies to shorten the maturities of our fixed rate loan portfolio by originating shorter term loans, offering new adjustable rate loan products and arranging loan sales of longer term fixed rate loans.

Loan amounts and their contractual maturities for the years presented are as follows:

	Real estate				Consumer and other
	Consumer		Commercial/Agricultural		Automobile		Secured personal and other		Unsecured personal		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2016 (1)	$1,617	4.12%	$9,255	3.92%	$321	6.72%	$7,461	5.14%	$994	11.87%	$19,648	4.85%
2017	1,213	4.71%	7,044	5.23%	1,013	6.65%	1,908	7.47%	401	8.88%	11,579	5.80%
2018	1,631	4.54%	13,173	4.21%	2,519	6.12%	43,735	4.57%	918	8.30%	61,976	4.61%
2019-2020	10,358	4.23%	22,485	5.90%	8,897	5.92%	20,985	6.65%	568	8.31%	63,293	5.90%
2021-2022	24,287	3.69%	2,406	4.79%	1,233	4.84%	13,870	7.23%	23	—%	41,819	4.96%
2023-2037	81,592	4.59%	8,738	6.29%	130	5.47%	98,632	5.40%	—	—%	189,092	5.09%
2038 and after	60,508	5.03%	165	4.65%	—	—%	—	—%	—	—%	60,673	5.03%
	$181,206	4.59%	$63,266	5.19%	$14,113	5.93%	$186,591	5.49%	$2,904	9.54%	$448,080	5.13%

(1)	Includes home equity lines of credit, loans having no stated maturity and overdraft loans.
We believe that the critical factors in the overall management of credit or loan quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, recording an adequate allowance to provide for incurred loan losses, and reasonable non-accrual and charge-off policies.
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
At least quarterly, we review the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of ASC 450-10, “Accounting for Contingencies” and ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific impaired loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other relevant factors specific to the markets in which we operate. We continue to refine our ALL methodology by introducing a greater level of granularity to our loan portfolio. We currently segregate loans into pools based on common risk characteristics for purposes of determining the ALL. The additional segmentation of the portfolio is intended to provide a more effective basis for the determination of qualitative factors affecting our ALL. In addition, management continually evaluates our ALL methodology to assess whether modifications in our methodology are appropriate in light of underwriting practices, market conditions, identifiable trends, regulatory pronouncements or other factors. We believe that any modifications or changes to the ALL methodology would be to enhance the accuracy of the ALL. However, any such modifications could result in materially different ALL levels in future periods.
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At September 30, 2015, we had 134 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $5,314 See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” of our accompanying consolidated financial statements for information on what we consider to be impaired loans. The total for the 52 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $2,349 for which $582 in specific ALL was recorded as of September 30, 2015.

At September 30, 2015, there were 61 individual substandard loans, not considered TDRs, with an aggregate recorded investment of $1,304. The total for the 23 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $187 for which $42 in specific ALL was recorded as of September 30, 2015.

	9/30/2015	6/30/2015	Quarters ended 3/31/15	12/31/2014	9/30/2014
Component 1 - Specific credit allocation	$582	551	672	661	$732
Component 2 - General and unallocated allowance	5,914	6,011	5,881	5,886	5,774
Allowance for loan losses	$6,496	$6,562	$6,553	$6,547	$6,506
At September 30, 2015, the allowance for loan losses was $6,496, or 1.44% of our total loan portfolio, compared to an allowance for loan losses of $6,506, or 1.38% of the total loan portfolio at September 30, 2014. This level was based on our analysis of the loan portfolio risk at each of September 30, 2015 and September 30, 2014, as discussed above. At September 30, 2015, the ALL was 1.58% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 1.49% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2014. We have established a separate restricted reserve account for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller of such loans or substituted with performing loans and are ultimately charged off by the Bank.
All of the nine factors identified in the FFIEC's Interagency Policy Statement on the Allowance for Loan and Lease Losses are taken into account in determining the ALL. The impact of the factors in general categories are subject to change; thus the allocations are management’s estimate of the loan loss categories in which the probable and inherent loss has occurred as of the date of our assessment. Of the nine factors, we believe the following have the greatest impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales: (1) lending policies and procedures; (2) economic and business conditions; and (3) the value of the underlying collateral. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allocated allowance. The general component of our ALL covers non-impaired loans and is based on historical loss experience adjusted for these and other qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available. These refinements could also cause increases or decreases in the ALL. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.

The following table identifies the various components of non-performing assets as of the dates indicated below:

	September 30,
	2015	2014	2013	2012	2011
Nonperforming assets:
Nonaccrual loans	$748	$1,184	$2,125	$4,508	$4,400
Accruing loans past due 90 days or more	473	401	483	—	—
Total nonperforming loans (“NPLs”)	1,221	1,585	2,608	4,508	4,400
Other real estate owned	838	1,025	873	497	1,153
Other collateral owned	64	25	155	45	207
Total nonperforming assets (“NPAs”)	$2,123	$2,635	$3,636	$5,050	$5,760
Troubled Debt Restructurings (“TDRs”)	$4,010	$5,581	$8,618	$8,135	$6,662
Nonaccrual TDRs	$332	$249	$1,108	$1,329	$2,206
Average outstanding loan balance	$460,438	$455,615	$434,326	$429,768	$443,989
Loans, end of period (1)	450,510	470,366	440,863	427,789	431,746
Total assets, end of period	580,148	569,815	554,521	530,183	536,557
ALL, at beginning of period	6,506	6,180	5,745	4,898	4,145
Loans charged off:
Real estate loans	(405)	(1,238)	(1,525)	(1,984)	(2,476)
Consumer loans	(601)	(689)	(1,494)	(1,965)	(2,882)
Total loans charged off	(1,006)	(1,927)	(3,019)	(3,949)	(5,358)
Recoveries of loans previously charged off:
Real estate loans	69	94	36	30	46
Consumer loans	271	249	275	326	201
Total recoveries of loans previously charged off:	340	343	311	356	247
Net loans charged off (“NCOs”)	(666)	(1,584)	(2,708)	(3,593)	(5,111)
Additions to ALL via provision for loan losses charged to operations	656	1,910	3,143	4,440	5,864
ALL, at end of period	$6,496	$6,506	$6,180	$5,745	$4,898
Ratios:
ALL to NCOs (annualized)	975.38%	410.73%	228.21%	159.89%	95.83%
NCOs (annualized) to average loans	0.14%	0.35%	0.62%	0.84%	1.15%
ALL to total loans	1.44%	1.38%	1.40%	1.34%	1.13%
NPLs to total loans	0.27%	0.34%	0.59%	1.05%	1.02%
NPAs to total assets	0.37%	0.46%	0.66%	0.95%	1.07%
Total Assets:	$580,148	$569,815	$554,521	$530,183	$536,557
 (1) Total loans at September 30, 2015 included $39,101 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Notes to Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.

Loans 30 days or more past due decreased slightly during the year ended September 30, 2015 compared to the comparable prior year period, which management believes is indicative of stabilization of the loan portfolio with seasonal fluctuation, expected quarterly. We believe our credit and underwriting policies continue to support more effective lending decisions by the Bank, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. The Bank increased its Commercial and Agricultural loan portfolios from last year as part of its strategic plan. The increased loan volume and introduction of new loan products carries an elevated level of risk as the Bank doesn't have a long history in these business lines. However, we believe our current ALL is adequate to cover probable losses in our current loan portfolio.
For fiscal 2015, net real estate loan charge-offs represented 51% of the total net charge-offs and consumer and other loan charge-offs represented 49% of the total net-charge-offs. Net loan charge-offs were at lower levels in 2015 compared to 2014. Due to lower net charge offs, management believes that it is prudent to provide for loan losses at the same level as net loan charge offs. Certain external factors may result in higher future losses but are not readily determinable at this time, including, but not limited to: unemployment rates, increased taxes and continuing increased regulatory expectations with respect to ALL levels. As a result, our analysis may show a need to increase our ALL as a percentage of total loans and nonperforming loans for the near future. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses on the loans charged off.
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
Non-performing loans decreased $364 (29.8%) during the year ended September 30, 2015 from their balances at 2014 fiscal year end. These non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Non-performing assets include non-performing loans, other real estate owned and other collateral owned. Our non-performing assets were $2,123 at September 30, 2015, or 0.37% of total assets. This represented a decrease from $2,635, or 0.46% of total assets, at September 30, 2014. The decrease since September 30, 2014 was primarily due to a decrease in non-performing loans as a result of overall credit quality improvement within our loan portfolio.
Other real estate owned and other collateral owned is comprised of foreclosed collateral assets held by the Bank until sold. Other real estate owned (OREO) decreased by $187 and other collateral owned increased by $39 during the year ended September 30, 2015 from their balances as of September 30, 2014. We continue to aggressively liquidate our OREO and other collateral owned as part of our overall credit risk strategy.
Investment Securities. We manage our securities portfolio in an effort to improve interest rate risk, enhance income, and provide liquidity. Our Investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities held to maturity were $8,012 at September 30, 2015, compared with $8,785 at September 30, 2014. Securities available for sale, which represent the majority of our investment portfolio, were $79,921 at September 30, 2015, compared with $62,189 at September 30, 2014.

The amortized cost and market values of our investment securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
September 30, 2015
U.S. government agency obligations	$15,240	$15,020
Obligations of states and political subdivisions	27,573	27,407
Mortgage-backed securities	37,451	37,440
Federal Agricultural Mortgage Corporation	71	54
Total available for sale securities	$80,335	$79,921

September 30, 2014
U.S. government agency obligations	$23,076	$22,103
Obligations of states and political subdivisions	11,432	11,194
Mortgage-backed securities	29,058	28,827
Non-agency mortgage-backed securities	71	65
Total available for sale securities	$63,637	$62,189

Held to maturity securities	Amortized Cost	Fair Value
September 30, 2015
Obligations of states and political subdivisions	$1,319	$1,318
Mortgage-backed securities	6,693	6,901
Total held to maturity securities	$8,012	$8,219

September 30, 2014
Obligations of states and political subdivisions	$1,465	$1,464
Mortgage-backed securities	7,320	7,344
Total held to maturity securities	$8,785	$8,808

The following tables show the fair value and gross unrealized losses of securities with unrealized losses at September 30, 2015 and 2014, respectively, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015:
U.S. government agency obligations	$4,960	$14	$10,060	$206	$15,020	$220
Obligations of states and political subdivisions	13,864	156	2,234	92	16,098	248
Mortgage-backed securities	22,018	93	3,590	51	25,608	144
Federal Agricultural Mortgage Corporation	—	—	54	17	54	17
Total available for sale securities	$40,842	$263	$15,938	$366	$56,780	$629

September 30, 2014:
U.S. government agency obligations	$—	$—	$22,103	$973	$22,103	$973
Obligations of states and political subdivisions	574	1	8,817	254	9,391	255
Mortgage-backed securities	8,167	66	12,518	303	20,685	369
Federal Agricultural Mortgage Corporation	65	6	—	—	65	6
Total available for sale securities	$8,806	$73	$43,438	$1,530	$52,244	$1,603

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015:
Obligations of states and political subdivisions	$904	$4	$—	$—	$904	$4
Mortgage-backed securities	—	—	—	—	—	—
Total held to maturity securities	$904	$4	$—	$—	$904	$4

September 30, 2014:
Obligations of states and political subdivisions	$345	$5	$—	$—	$345	$5
Mortgage-backed securities	3,364	9	—	—	3,364	9
Total held to maturity securities	$3,709	$14	$—	$—	$3,709	$14

The composition of our investment securities portfolio by credit rating as of the periods indicated below was as follows:

	September 30,
	2015		2014
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$52,692	$52,460	$52,134	$50,930
AAA	734	735	602	586
AA	22,228	22,057	9,553	9,343
A	2,970	2,959	919	905
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	1,711	1,710	429	425
Total available for sale securities	$80,335	$79,921	$63,637	$62,189

	September 30,
	2015		2014
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$6,693	$6,901	$7,320	$7,344
AAA	—	—	—	—
AA	—	—	880	882
A	969	968	235	237
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	350	350	345
Total held to maturity securities	$8,012	$8,219	$8,785	$8,808
At September 30, 2015, securities in the amount of $4,340 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of September 30, 2015, this line of credit had a zero balance. The Bank has also pledged certain of its U.S. Government Agency securities as collateral against specific municipal deposits.
Intangible Assets. We have other intangibles of $104, comprised of core deposit intangible assets arising from various acquisitions from 2002 through 2008. Amortization expense, calculated on a straight line basis, was $57 for both of the years ended September 30, 2015 and 2014. Annually, we assess the reasonableness of the remaining useful life assumptions assigned to each core deposit intangible asset. No changes were made during 2015 in the remaining useful lives of our core deposit intangibles, which originally ranged from approximately 7 to 15 years.
Deposits. Deposits are our largest source of funds. Average total deposits for 2015 were $435,701, a decrease of 1.03% from the level of average total deposits for 2014. Deposits increased to $456,298 at September 30, 2015, from $449,767 at September 30, 2014, due primarily to an increase in consumer checking, commercial and municipal deposits, partially offset by deposit runoff in the markets where our branch closures took place.
During the quarter ended June 30, 2013, we began offering money market accounts as an alternative deposit opportunity for municipalities within our branch network. Through the municipal deposit account relationships, we believe the Bank has become more visible within the communities we serve, while allowing a low cost funding opportunity and deposit portfolio diversification. As of September 30, 2015, the balance in the municipal money market accounts was approximately $36,350 and the balance in municipal certificate of deposit accounts was approximately $19,674.
Our objective is to grow core deposits and build customer relationships with convenience, customer service, and by expanding our deposit product offerings with competitive pricing. Management expects to continue to place emphasis on both retaining and generating additional core deposits in 2016 through competitive pricing of deposit products and through the branch delivery systems that we have already established, as well as through online and mobile banking options.

Institutional certificates of deposit as a funding source decreased $2,174 from their balance as of September 30, 2014. Institutional certificates of deposit remain an important part of our deposit mix, as we continue to pursue funding sources to lower the Bank's cost of funds.

Brokered deposits were $22,773 and $11,960 at September 30, 2015 and September 30, 2014. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances were $58,891 at both September 30, 2015 and September 30, 2014, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds.
Stockholders’ Equity. Total stockholders’ equity was $60,535 at September 30, 2015, versus $57,293 at September 30, 2014. The increase resulted primarily from net income of $2,614 for the year ended September 30, 2015.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than or equal to one-year. At September 30, 2015, our liquidity ratio was 13.34 percent, which was above our targeted liquidity ratio of 10 percent.
Our primary sources of funds are: deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $94,508 of our $238,801 (39.6%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching, our retention rate may decrease in the future due to our philosophy of building customer relationships – not just deposit accounts. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships while lengthening deposit maturities. In our present interest rate environment, and based on maturing yields, this should also improve our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $66,000 available under this arrangement. We also maintain lines of credit of $3,500 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan.

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
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2015, the Company had approximately $24,097 in unused commitments, compared to approximately $16,119 in unused commitments as of September 30, 2014.
Capital Resources. As of September 30, 2015, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions. Below are the amounts and ratios for our capital levels as of the dates noted below.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2015
Total capital (to risk weighted assets)	$64,930,000	16.5%	$31,443,000	> =	8.0%	$39,304,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	59,997,000	15.3%	23,583,000	> =	6.0%	31,443,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	59,997,000	15.3%	17,687,000	> =	4.5%	25,548,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	59,997,000	10.4%	23,031,000	> =	4.0%	28,788,000	> =	5.0%
As of September 30, 2014
Total capital (to risk weighted assets)	$62,116,000	16.1%	$30,793,000	> =	8.0%	$38,491,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	57,283,000	14.9%	15,396,000	> =	4.0%	23,095,000	> =	6.0%
Tier 1 capital (to adjusted total assets)	57,283,000	10.0%	22,991,000	> =	4.0%	28,739,000	> =	5.0%

At September 30, 2015, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended September 30, 2015 and 2014:
Year ended September 30, 2015:

	December 31,	March 31,	June 30,	September 30,
Interest income	$5,960	$5,692	$5,621	$5,731
Interest expense	1,119	1,107	1,095	1,117
Net interest income	4,841	4,585	4,526	4,614
Provision for loan losses	235	150	150	121
Net interest income after provision for loan losses	4,606	4,435	4,376	4,493
Non-interest income	1,034	924	931	1,024
Non-interest expense	4,492	4,421	4,358	4,448
Income before income tax expense	1,148	938	949	1,069
Provision for income tax	433	342	337	378
Net income	$715	$596	$612	$691
Basic earnings per share	$0.14	$0.11	$0.12	$0.13
Diluted earnings per share	$0.14	$0.11	$0.12	$0.13
Dividends paid	$—	$0.08	$—	$—

Year ended September 30, 2014:

	December 31,	March 31,	June 30,	September 30,
Interest income	$6,083	$5,874	$5,970	$6,106
Interest expense	1,103	1,042	1,046	1,084
Net interest income	4,980	4,832	4,924	5,022
Provision for loan losses	600	480	455	375
Net interest income after provision for loan losses	4,380	4,352	4,469	4,647
Non-interest income	876	632	921	987
Non-interest expense	4,781	4,479	4,498	4,676
Income before income tax expense	475	505	892	958
Provision for income tax	172	184	334	357
Net income	$303	$321	$558	$601
Basic earnings per share	$0.06	$0.06	$0.11	$0.12
Diluted earnings per share	$0.06	$0.06	$0.11	$0.11
Dividends paid	$—	$0.04	$—	$—
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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest earning assets and interest bearing liabilities. These policies are implemented by our Asset and Liability Management Committee (ALCO). The ALCO is comprised of members of the Bank's senior management and Board of Directors. The ALCO establishes guidelines for and monitors the volume and mix of our assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The Committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk and profitability goals for the Bank. The ALCO meets on a regularly scheduled basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the Committee recommends strategy changes, as appropriate, based on this review. The Committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a regularly scheduled basis.
In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured consumer, commercial and agriculture loan maturities;

•	managing our funding needs by utilizing core deposits, institutional certificates of deposits and borrowings as appropriate to extend terms and lock in fixed interest rates;

•	reducing non-interest expense and managing our efficiency ratio by implementing technologies to enhance customer service and increase employee productivity;

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure to focus resources on our most productive markets;

•
managing our exposure to changes in interest rates, including, but not limited to the sale of longer term fixed rate consumer loans. In September 2014, the Bank sold approximately $7.6 million in fixed rate longer term consumer real estate loans to lessen our exposure to changes in interest rates. During our fiscal 2015 first and fourth quarters, fixed rate residential mortgage loans were sold in the amount of $8.1 million and $8.7 million, respectively. Additional loan sales may occur in the future if the analysis proves advantageous to the Bank; and

•	originating balloon mortgage loans with a term of 7 years or less to minimize the impact of sudden rate changes.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.
The following table sets forth, at September 30, 2015 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of September 30, 2015, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$36,916	$(41,454)	(53)%	7.10%	(505)	bp
+200 bp	54,752	(23,618)	(30)%	10.06%	(209)
+100 bp	68,836	(9,534)	(12)%	12.15%	(121)
0 bp	78,370	—	—%	13.36%	—
-100 bp	80,768	2,398	3%	13.45%	9

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.

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
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2015 (the most recent date available) and September 30, 2014.

	Change in Net Interest Income Over One Year Horizon
	At September 30, 2015		At September 30, 2014
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change	Dollar Change in Net Interest Income (in thousands)	Percentage Change

+300 bp	$(1,921)	(9.53)%	$(2,183)	(10.06)%
+200 bp	(909)	(4.50)%	(1,050)	(4.84)%
+100 bp	(368)	(1.83)%	(476)	(2.19)%
0 bp	(221)	(1.09)%	(291)	(1.34)%
-100 bp	(309)	(1.53)%	(380)	(1.75)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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
Management assessed the Company’s systems of internal control over financial reporting as of September 30, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of September 30, 2015, the Company maintained effective internal control over financial reporting based on those criteria.
CITIZENS COMMUNITY BANCORP, INC.
December 7, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders, Audit Committee and Board of Directors
Citizens Community Bancorp, Inc. and Subsidiary
Eau Claire, WI
We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity and cash flows for the years ended September 30, 2015, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Community Bancorp, Inc. and Subsidiary as of September 30, 2015 and 2014 and the results of their operations and cash flows for the years ended September 30, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.
/s/ Baker Tilly Virchow Krause, LLP
Milwaukee, Wisconsin
December 7, 2015

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2015 and September 30, 2014
(in thousands, except share data)

	September 30, 2015	September 30, 2014
Assets
Cash and cash equivalents	$23,872	$11,434
Other interest bearing deposits	2,992	245
Investment securities (available for sale securities at fair value of $79,921 and $62,189, and held to maturity securities at cost of $8,012 and $8,785 at September 30, 2015 and 2014, respectively)	87,933	70,974
Non-marketable equity securities, at cost	4,626	5,515
Loans receivable	450,510	470,366
Allowance for loan losses	(6,496)	(6,506)
Loans receivable, net	444,014	463,860
Office properties and equipment, net	2,669	3,725
Accrued interest receivable	1,574	1,478
Intangible assets	104	161
Foreclosed and repossessed assets, net	902	1,050
Other assets	11,462	11,373
TOTAL ASSETS	$580,148	$569,815
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$456,298	$449,767
Federal Home Loan Bank advances	58,891	58,891
Other liabilities	4,424	3,864
Total liabilities	519,613	512,522
Stockholders’ equity:
Common stock—$0.01 par value, authorized 30,000,000; 5,232,579 and 5,167,061 shares issued and outstanding, respectively	52	52
Additional paid-in capital	54,740	54,257
Retained earnings	6,245	4,049
Unearned deferred compensation	(288)	(223)
Accumulated other comprehensive loss	(214)	(842)
Total stockholders’ equity	60,535	57,293
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$580,148	$569,815
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
Years Ended September 30, 2015, 2014 and 2013
(in thousands, except per share data)

	2015	2014	2013
Interest and dividend income:
Interest and fees on loans	$21,641	$22,612	$23,201
Interest and dividends on investments	1,363	1,421	1,374
Total interest and dividend income	23,004	24,033	24,575
Interest expense:
Interest on deposits	3,808	3,615	4,791
Interest on borrowed funds	630	660	521
Total interest expense	4,438	4,275	5,312
Net interest income before provision for loan losses	18,566	19,758	19,263
Provision for loan losses	656	1,910	3,143
Net interest income after provision for loan losses	17,910	17,848	16,120
Non-interest income:
Total fair value adjustments and other-than-temporary impairment	—	(78)	(1,412)
Portion of loss recognized in other comprehensive loss (before tax)	—	—	615
Net gains (losses) on sale of available for sale securities	60	(168)	552
Net gains (losses) on available for sale securities	60	(246)	(245)
Service charges on deposit accounts	1,715	1,964	1,820
Loan fees and service charges	1,291	904	768
Other	847	794	708
Total non-interest income	3,913	3,416	3,051
Non-interest expense:
Salaries and related benefits	8,643	9,287	9,068
Occupancy	2,872	2,631	2,493
Office	1,105	1,499	1,223
Data processing	1,590	1,531	1,657
Amortization of core deposit intangible	57	57	56
Advertising, marketing and public relations	570	370	233
FDIC premium assessment	390	409	522
Professional services	1,088	552	707
Other	1,404	2,098	1,530
Total non-interest expense	17,719	18,434	17,489
Income before provision for income tax	4,104	2,830	1,682
Provision for income taxes	1,490	1,047	635
Net income attributable to common stockholders	$2,614	$1,783	$1,047
Per share information:
Basic earnings	$0.50	$0.35	$0.20
Diluted earnings	$0.50	$0.34	$0.20
Cash dividends paid	$0.08	$0.04	$0.02
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Other Comprehensive Income (Loss)
Years ended September 30, 2015, 2014 and 2013
(in thousands, except per share data)

	2015	2014	2013
Net income attributable to common stockholders	$2,614	$1,783	$1,047
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period	584	1,509	(2,793)
Reclassification adjustment for gains (losses) included in net income	36	(101)	332
Change for realized losses on securities available for sale for other-than-temporary impairment (OTTI) write-down	—	47	478
Unrealized gains (losses) on securities	620	1,455	(1,983)
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains (losses)	8	(11)	49
Total other comprehensive income (loss), net of tax	628	1,444	(1,934)
Comprehensive income (loss)	$3,242	$3,227	$(887)

Reclassifications out of accumulated other comprehensive income (loss) for the twelve months ended September 30, 2015 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$60		Net gain on sale of available for sale securities
	(24)		Provision for income taxes
Total reclassifications for the period	$36		Net income attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 30, 2015, 2014 and 2013
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2012	5,135,550	$51	$53,969	$1,529	$(94)	$(352)	$55,103
Net income				1,047			1,047
Other comprehensive loss, net of tax						(1,934)	(1,934)
Forfeiture of unvested shares	(503)						—
Surrender of vested shares	(639)		(4)				(4)
Common stock awarded under recognition and retention plan	20,483		120		(120)		—
Stock option expense			31				31
Amortization of restricted stock					45		45
Cash dividends ($0.02 per share)				(103)			(103)
Balance, September 30, 2013	5,154,891	$51	$54,116	$2,473	$(169)	$(2,286)	$54,185
Net income				1,783			1,783
Other comprehensive income, net of tax						1,444	1,444
Surrender of vested shares	(2,830)		(22)				(22)
Common stock awarded under the equity incentive plan	15,000	1	120		(120)		1
Stock option expense			43				43
Amortization of restricted stock					66		66
Cash dividends ($0.04 per share)				(207)			(207)
Balance, September 30, 2014	5,167,061	$52	$54,257	$4,049	$(223)	$(842)	$57,293
Net income				2,614			2,614
Other comprehensive income, net of tax						628	628
Surrender of vested shares	(3,937)		(36)				(36)
Common stock awarded under the equity incentive plan	17,500		161		(161)		—
Common stock options exercised	51,955		299				299
Stock option expense			59				59
Amortization of restricted stock					96		96
Cash dividends ($0.08 per share)				(418)			(418)
Balance, September 30, 2015	5,232,579	$52	$54,740	$6,245	$(288)	$(214)	$60,535
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended September 30, 2015, 2014 and 2013
(in thousands, except per share data)

	2015	2014	2013
Cash flows from operating activities:
Net income attributable to common stockholders	$2,614	$1,783	$1,047
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	910	1,024	1,008
Depreciation	1,382	1,116	1,079
Provision for loan losses	656	1,910	3,143
Net realized (gain) loss on sale of securities	(60)	168	(552)
Other-than-temporary impairment on mortgage-backed securities	—	78	797
Amortization of core deposit intangible	57	57	56
Amortization of restricted stock	96	66	45
Stock based compensation expense	59	43	31
Loss on sale of office properties	8	323	168
(Benefit) provision for deferred income taxes	(471)	943	182
Net loss (gains) from disposals of foreclosed and repossessed assets	31	(71)	(102)
Provision for valuation allowance on foreclosed properties	57	74	76
(Increase) decrease in accrued interest receivable and other assets	(130)	(604)	599
Increase (decrease) in other liabilities	568	926	(834)
Total adjustments	3,163	6,053	5,696
Net cash provided by operating activities	5,777	7,836	6,743
Cash flows from investing activities:
Purchase of investment securities	(54,232)	(20,506)	(71,544)
Purchase of bank owned life insurance	—	(3,000)	(3,000)
Net (increase) decrease in interest-bearing deposits	(2,747)	1,743	(1,988)
Proceeds from sale of securities available for sale	29,285	23,491	44,780
Principal payments on investment securities	8,171	6,892	9,621
Proceeds from sale of non-marketable equity securities	889	—	500
Purchase of non-marketable equity securities	—	(2,215)	—
Proceeds from sale of foreclosed and repossessed assets	1,323	2,342	2,553
Net decrease (increase) in loans	17,927	(33,455)	(18,757)
Net capital expenditures	(331)	(485)	(549)
Net cash received from sale of office properties	—	159	—
Net cash provided by (used in) investing activities	285	(25,034)	(38,384)
Cash flows from financing activities:
Net increase in Federal Home Loan Bank advances	—	8,891	750
Net increase in deposits	6,531	2,369	25,340
Surrender of restricted shares of common stock	(36)	(22)	(4)
Exercise of common stock options	299	—	—
Cash dividends paid	(418)	(207)	(103)
Net cash provided by financing activities	6,376	11,031	25,983
Net increase (decrease) in cash and cash equivalents	12,438	(6,167)	(5,658)
Cash and cash equivalents at beginning of period	11,434	17,601	23,259
Cash and cash equivalents at end of period	$23,872	$11,434	$17,601
Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$2,852	$3,612	$3,667
Interest on borrowings	$466	$646	$543
Income taxes	$1,214	$86	$790
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$1,263	$2,368	$3,013
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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary. The Bank originates residential, commercial, agricultural, consumer and commercial and industrial (C&I) loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 18 full-service offices; seven stand-alone locations and 11 branches. In October 2015, we relocated our Mankato, Minnesota branch to a new full-service traditional branch in Mankato, MN. In October 2015, we entered into a purchase agreement with Central Bank of Golden Valley, Minnesota, to purchase approximately $14,000 in loans from, and assume $30,000 in deposit liabilities of Central Bank’s Rice Lake and Barron branch banking operations pending regulatory approval. The transaction is expected to be finalized in our second fiscal quarter of 2016.
In November 2015, we announced the closing of three in-store branches, effective December 2015 and January 2016. We intend to continue to review our branch network to deploy assets and capital in growth markets and exit markets where we believe have limited growth opportunities. Through all of our branch locations in Wisconsin, Minnesota and Michigan, we provide a variety of commercial and consumer banking products and services to customers, including online and mobile banking options.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through December 7, 2015, the date on which the financial statements were available to be issued. As of December 7, 2015, there were no subsequent events which required recognition or disclosure.
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
Use of Estimates—Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, foreclosed and repossessed assets, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying annual report on Form 10-K for the year ended September 30, 2015 and external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Allowance for Loan Losses – The allowance for loan losses (“ALL”) is a valuation allowance for probable and inherent credit losses in our loan portfolio. Loan losses are charged against the ALL when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL. Management estimates the required ALL balance taking into account the following factors: past loan loss experience; the nature, volume and composition of our loan portfolio; known and inherent risks in our portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; and other relevant factors determined by management. The ALL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire ALL balance is available for any loan that, in management’s judgment, should be charged off.
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual substandard loans not considered a TDR, when full payment under the loan terms is not expected. All TDRs are individually evaluated for impairment. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. For TDR's or substandard loans deemed to be impaired, a specific ALL allocation may be established so that the loan is reported, net, at the lower of (a) its outstanding principal balance; (b) the present value of the loan's estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90+ days past due, and certain substandard loans that are less than 90+ days delinquent, the likelihood of the loan migrating to over 90 days past due is also taken into account when determining the specific ALL allocation for these particular loans. Large groups of smaller balance homogeneous loans, such as non-TDR commercial, consumer and residential real estate loans, are collectively evaluated for ALLL purposes, and accordingly, are not separately identified for ALLL disclosures.
Non-marketable Equity Securities — Non-marketable equity securities are comprised of Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock, and are carried at cost.
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
FHLB stock is evaluated quarterly for impairment. Quarterly cash dividends are paid on FHLB stock owned by members as a condition for required membership and also on stock owned based on activity. Membership stock quarterly cash dividends were paid at an annualized dividend rate of 0.50% in all quarters. Activity stock quarterly cash dividends were paid in November 2014 at an annualized dividend rate of 2.00%. Activity stock quarterly cash dividends were paid in February 2015, May 2015 and in August 2015 at an annualized dividend rate of 2.25% per share. Based on management’s quarterly evaluation, no impairment has been recorded on these securities.
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
Intangible Assets—Intangible assets consist of core deposit intangible assets arising from branch acquisitions. They were initially measured at fair value and amortized over their estimated useful lives, ranging from 7 to 15 years. The balances of core deposit intangible assets were $104 and $161 at September 30, 2015 and 2014, respectively. Amortization expense related to these core deposit intangible assets was $57, $57 and $56 for the years ended September 30, 2015, 2014 and 2013, respectively. Accumulated amortization on core deposit intangible assets was $2,416 and $2,359, at September 30, 2015 and 2014, respectively.

Interest Bearing Deposits—Other interest bearing deposits are certificate of deposit investments made by the Bank with other financial institutions that are carried at cost and mature within three to seven years. Balances over $250 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of September 30, 2015 and 2014, there were no uninsured deposits.

Advertising, Marketing and Public Relations Expense—The Company expenses all advertising, marketing and public relations costs as they are incurred. Total costs for the years ended September 30, 2015, 2014, and 2013 were $570, $370, and $233, respectively.
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
Other Comprehensive Income (Loss)—Accumulated and other comprehensive income or loss is comprised of the unrealized and realized gains and losses on securities available for sale and pension liability adjustments, net of tax, and is shown on the accompanying Consolidated Statements of Other Comprehensive Income (Loss).
Operating Segments—While our chief decision makers monitor the revenue streams of the various banking products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.
Reclassifications – Certain items previously reported were reclassified for consistency with the current presentation.
Adoption of New Accounting Standards - In August, 2014, the FASB issued Accounting Standards Update ("ASU") 2014-14 - "Receivables; Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". ASU 2014-14 is intended to improve accounting and disclosure consistency related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. For public entities, ASU 2014-09 is effective on a prospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company expects the adoption of ASU 2014-14 to have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In May, 2014, the FASB issued ASU 2014-09 - "Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to clarify and simplify revenue recognition principles, develop a common revenue standard across industries and accounting frameworks, and improve the usefulness and consistency of revenue reporting. The effective dates for ASU 2014-09 were deferred one year when the FASB issued ASU 2015-14 - "Revenue from Contracts with Customers (Topic (606) Deferral of the Effective Date", in August 2015. For public entities, ASU 2014-09 is effective on a retrospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company expects the adoption of ASU 2014-09 to have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In January, 2014, the FASB issued ASU 2014-04 - "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)". ASU 2014-04 is intended to improve consistency among reporting entities by clarifying when an in substance foreclosure occurs, that is, when a creditor should derecognize a loan and recognize the corresponding real estate collateral as a separate asset. For public entities, ASU 2014 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company expects the adoption of ASU 2014-04 to have no material effect on the Company's results of operations, financial position or cash flows.
NOTE 2 – FAIR VALUE ACCOUNTING
ASC Topic 820-10, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The topic describes three levels of inputs that may be used to measure fair value:
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
The fair value of securities available for sale is determined by obtaining market price quotes from independent third parties wherever such quotes are available (Level 1 inputs); or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). Where such quotes are not available, we utilize independent third party valuation analysis to support our own estimates and judgments in determining fair value (Level 3 inputs).

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of September 30, 2015 and 2014.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Investment securities:
U.S. government agency obligations	$15,020	$—	$15,020	$—
Obligations of states and political
subdivisions	27,407	—	27,407	—
Mortgage-backed securities	37,440	—	37,440	—
Federal Agricultural Mortgage Corporation	54	—	54	—
Total	$79,921	$—	$79,921	$—
September 30, 2014
Investment securities:
U.S. government agency obligations	$22,103	$—	$22,103	$—
Obligations of states and political
subdivisions	11,194	—	11,194	—
Mortgage-backed securities	28,827	—	28,827	—
Federal Agricultural Mortgage Corporation	65	—	65	—
Total	$62,189	$—	$62,189	$—
The following table presents a reconciliation of non-agency mortgage-backed securities held by the Bank measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for each of the twelve months ended September 30, 2015 and 2014:

	Twelve Months Ended
	September 30, 2015	September 30, 2014
Balance beginning of period	$—	$1,226
Total gains or losses (realized/unrealized):
Included in earnings	—	(274)
Included in other comprehensive income (loss)	—	615
Sales	—	(1,321)
Payments, accretion and amortization	—	(246)
Balance end of period	$—	$—

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of September 30, 2015 and 2014:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Foreclosed and repossessed assets, net	$902	$—	$—	$902
Impaired loans with allocated allowances	2,349	—	—	2,349
Total	$3,251	$—	$—	$3,251
September 30, 2014
Foreclosed and repossessed assets, net	$1,050	$—	$—	$1,050
Impaired loans with allocated allowances	2,929	—	—	2,929
Total	$3,979	$—	$—	$3,979
The fair value of impaired loans referenced above was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting impaired loans.
The fair value of foreclosed and repossessed assets referenced above was determined by obtaining market price valuations from independent third parties wherever such quotes were available for other collateral owned. The Company utilized independent third party appraisals to support the Company’s estimates and judgments in determining fair value for other real estate owned.
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
Other Interest Bearing Deposits
Fair value of interest bearing deposits is estimated using a discounted cash flow analysis based on current interest rates being offered by instruments with similar terms.
Non-marketable Equity Securities, at cost
Non-marketable equity securities are comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock carried at cost, which are their redeemable fair value since the market for each category of this stock is restricted.
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
The carrying amount and estimated fair value of the Company's financial instruments as of the dates indicated below were as follows:

	September 30, 2015		September 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$23,872	$23,872	$11,434	$11,434
Interest-bearing deposits	2,992	3,022	245	245
Investment securities	87,933	88,140	70,974	70,997
Non-marketable equity securities, at cost	4,626	4,626	5,515	5,515
Loans receivable, net	444,014	462,227	463,860	479,961
Accrued interest receivable	1,574	1,574	1,478	1,478
Financial liabilities:
Deposits	$456,298	$460,450	$449,767	$454,170
FHLB advances	58,891	59,357	58,891	59,331
Accrued interest payable	4,098	4,098	13	13

NOTE 3 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS
Major classifications of loans as of September 30, 2015 and 2014, respectively, were as follows:

	September 30, 2015	September 30, 2014
Real estate loans:
Consumer	$181,206	$223,025
Commercial/Agricultural	63,266	39,061
Total real estate loans	244,472	262,086
Consumer and other loans:
Automobile	14,113	12,810
Other secured personal loans	186,591	188,911
Unsecured personal loans	2,904	3,512
Total consumer and other loans	203,608	205,233
Gross loans	448,080	467,319
Less:
Net deferred loan costs (fees)	2,430	3,047
Allowance for loan losses	(6,496)	(6,506)
Loans receivable, net	$444,014	$463,860
Credit Quality/Risk Ratings: Management utilizes a numeric risk rating system to identify and quantify the Bank’s risk of loss within its loan portfolio. Ratings are initially assigned prior to funding the loan, and may be changed at any time as circumstances warrant.
Ratings range from the highest to lowest quality based on factors that include measurements of ability to pay, collateral type and value, borrower stability and management experience. The Bank’s loan portfolio is presented below in accordance with the risk rating framework that has been commonly adopted by the federal banking agencies. The definitions of the various risk rating categories are as follows:
1 through 4 - Pass. The condition of the borrower and the performance of the loan is satisfactory or better.
5 - Watch. A Watch loan has clearly identifiable developing weaknesses that deserve additional attention from management. Weaknesses that are not corrected or mitigated, may jeopardize the ability of the borrower to repay the loan in the future.
6 - Special Mention. A Special Mention loan has one or more potential weakness that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position in the future.
7 - Substandard. A Substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
8 - Doubtful. A Doubtful loan has all the weaknesses inherent in a Substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.
9 - Loss. Loans classified as Loss are considered uncollectible, and their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, and a partial recovery may occur in the future.

Below is a breakdown of loans by risk rating as of September 30, 2015:

	1 to 5	6	7	8	9	TOTAL
Real estate loans:
Consumer	$179,946	$—	$1,260	$—	$—	$181,206
Commercial/Agricultural	63,266	—	—	—	—	63,266
Total real estate loans	243,212	—	1,260	—	—	244,472
Consumer and other loans:	203,054	—	547	—	7	203,608
Gross loans	$446,266	$—	$1,807	$—	$7	$448,080
Net deferred loan costs (fees)						2,430
Allowance for loan losses						(6,496)
Loans receivable, net						$444,014
Below is a breakdown of loans by risk rating as of September 30, 2014:

	1 to 5	6	7	8	9	TOTAL
Real estate loans:
Consumer	$220,579	$—	$2,343	$—	$103	$223,025
Commercial/Agricultural	39,061	—	—	—	—	39,061
Total real estate loans	259,640	—	2,343	—	103	262,086
Consumer and other loans:	204,688	—	525	—	20	205,233
Gross loans	$464,328	$—	$2,868	$—	$123	$467,319
Net deferred loan costs (fees)						3,047
Allowance for loan losses						(6,506)
Loans receivable, net						$463,860

     Certain directors and executive officers of the Company and the Bank are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2015 and 2014. A summary of the changes in those loans during the last two fiscal years is as follows:

	September 30,
	2015	2014
Balance—beginning of year	$129	$131
New loan originations	137	17
Repayments	(34)	(19)
Balance—end of year	$232	$129
Available and unused lines of credit	$18	$18
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
Changes in the ALL by loan type for the periods presented below were as follows:

	Consumer Real Estate	Commercial/Agriculture Real Estate	Consumer and Other	Unallocated	Total
Year Ended September 30, 2015:
Allowance for Loan Losses:
Beginning balance, October 1, 2014	$2,759	$—	$3,747	$—	$6,506
Charge-offs	(405)	—	(601)	—	(1,006)
Recoveries	69	—	271	—	340
Provision	382	16	258	—	656
Allowance allocation adjustment	(441)	1,601	(1,412)	252	—
Ending balance, September 30, 2015	$2,364	$1,617	$2,263	$252	$6,496
Allowance for Loan Losses at September 30, 2015:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$463	—	$119	—	$582
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,901	$1,617	$2,144	$252	$5,914
Loans Receivable as of September 30, 2015:
Ending balance	$180,693	$63,266	$206,551	$—	$450,510
Ending balance: individually evaluated for impairment	$4,466	$—	$848	$—	$5,314
Ending balance: collectively evaluated for impairment	$176,227	$63,266	$205,703	$—	$445,196

	Consumer Real Estate	Commercial/Agriculture Real Estate	Consumer and Other	Unallocated	Total
Year ended September 30, 2014
Allowance for Loan Losses:
Beginning balance, October 1, 2013	$2,541	$—	$3,639	$—	$6,180
Charge-offs	(1,238)	—	(689)	—	(1,927)
Recoveries	94	—	249	—	343
Provision	1,362	—	548	—	1,910
Ending balance, September 30, 2014	$2,759	$—	$3,747	$—	$6,506
Allowance for Loan Losses at September 30, 2014:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$525	$—	$207	$—	$732
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$2,234	$—	$3,540	$—	$5,774
Loans Receivable as of September 30, 2014:
Ending balance	$222,254	$39,061	$209,051	$—	$470,366
Ending balance: individually evaluated for impairment	$6,542	$—	$1,267	$—	$7,809
Ending balance: collectively evaluated for impairment	$215,712	$39,061	$207,784	$—	$462,557
The Bank has originated substantially all loans currently recorded on the Company’s consolidated balance sheet, except as noted below.
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a Board of Director determinant was originally established to limit the purchase of these consumer loans under this arrangement to a maximum of $40,000 and a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. During the first quarter of fiscal 2015, the Board of Directors increased the limit of these purchased consumer loans to a maximum of $50,000. As of September 30, 2015, the balance of the consumer loans purchased was $39,705. The balance in the cash reserve account has reached the maximum allowed balance of $1,000, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, none of the purchased loans have been charged off or have experienced losses.
Loans receivable by loan type as of the end of the periods shown below were as follows:

	Consumer Real Estate Loans		Commercial/Agriculture Real Estate Loans		Consumer and Other Loans		Total Loans
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Performing loans
Performing TDR loans	$3,206	$4,535	—	—	$472	$797	$3,678	$5,332
Performing loans other	176,650	216,503	63,266	39,061	205,695	207,885	445,611	463,449
Total performing loans	179,856	221,038	63,266	39,061	206,167	208,682	449,289	468,781

Nonperforming loans (1)
Nonperforming TDR loans	273	202	—	—	59	47	332	249
Nonperforming loans other	564	1,014	—	—	325	322	889	1,336
Total nonperforming loans	$837	$1,216	—	—	$384	$369	$1,221	$1,585
Total loans	$180,693	$222,254	63,266	39,061	$206,551	$209,051	$450,510	$470,366

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s consumer real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of September 30, 2015 and 2014, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Recorded Investment > 89 Days and Accruing
September 30, 2015
Consumer real estate	$555	$500	$387	$1,442	$179,251	$180,693	$244
Commercial/Agriculture real estate	—	—	—	—	63,266	63,266	—
Consumer and other loans	386	65	135	586	166,260	166,846	52
Purchased third party loans	238	189	177	604	39,101	39,705	177
Total	$1,179	$754	$699	$2,632	$447,878	$450,510	$473
September 30, 2014
Real estate loans	$678	$80	$989	$1,747	$220,507	$222,254	$228
Commercial/Agriculture real estate	—	—	—	—	39,061	39,061	—
Consumer and other loans	354	73	177	604	175,635	176,239	99
Purchased third party loans	190	136	74	400	32,412	32,812	74
Total	$1,222	$289	$1,240	$2,751	$467,615	$470,366	$401
At September 30, 2015, the Company has identified $4,010 of TDR loans and $1,304 of substandard loans as impaired, totaling $5,314, which includes $3,678 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of September 30, 2015 and September 30, 2014 was as follows:

	With No Related Allowance Recorded				With An Allowance Recorded				Totals
	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total
Recorded investment at September 30, 2015	$2,494	$—	$471	$2,965	$1,972	$—	$377	$2,349	$4,466	$—	$848	$5,314
Unpaid balance at September 30, 2015	2,494	—	471	2,965	1,972	—	377	2,349	4,466	—	848	5,314
Recorded investment at September 30, 2014	4,345	—	535	4,880	2,197	—	732	2,929	6,542	—	1,267	7,809
Unpaid balance at September 30, 2014	4,345	—	535	4,880	2,197	—	732	2,929	6,542	—	1,267	7,809
Average recorded investment; twelve months ended September 30, 2015	3,178	—	485	3,663	2,220	—	556	2,776	5,398	—	1,041	6,439
Average recorded investment; twelve months ended September 30, 2014	4,722	—	614	5,336	3,137	—	823	3,960	7,859	—	1,437	9,296
Interest income received; twelve months ended September 30, 2015	136	—	35	171	61	—	23	84	197	—	58	255
Interest income received; twelve months ended September 30, 2014	149	—	32	181	68	—	24	92	217	—	56	273

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 5 delinquent TDRs, greater than 60 days past due, with a recorded investment of $75 at September 30, 2015, compared to 4 such loans with a recorded investment of $191 at September 30, 2014. A summary of loans by loan type modified in a troubled debt restructuring as of September 30, 2015 and September 30, 2014, and during each of the twelve months then ended, was as follows:

	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total
September 30, 2015 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$4,535	$—	$797	$5,332
Principal payments	(945)	—	(301)	(1,246)
Charge-offs	—	—	(8)	(8)
Advances	12	—	1	13
New restructured (1)	17	—	52	69
Class transfers out (2)	(181)	—	—	(181)
Transfers between accrual/non-accrual	(232)	—	(69)	(301)
Ending balance	$3,206	$—	$472	$3,678
Non-accrual / Non-performing:
Beginning balance	$202	$—	$47	$249
Principal payments	(120)	—	(11)	(131)
Charge-offs	(41)	—	(46)	(87)
Advances	—	—	—	—
New restructured (1)	—	—	—	—
Class transfers out (2)	—	—	—	—
Transfers between accrual/non-accrual	232	—	69	301
Ending balance	$273	$—	$59	$332
Totals:
Beginning balance	$4,737	$—	$844	$5,581
Principal payments	(1,065)	—	(312)	(1,377)
Charge-offs	(41)	—	(54)	(95)
Advances	12	—	1	13
New restructured (1)	17	—	52	69
Class transfers out (2)	(181)	—	—	(181)
Transfers between accrual/non-accrual	—	—	—	—
Ending balance	$3,479	$—	$531	$4,010

(1)	“New restructured” represent loans restructured during the applicable period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)
“Class transfers out” represent previously restructured loans that are in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total
September 30, 2014 and
Twelve Months then Ended:
Accruing / Performing:
Beginning balance	$6,254	—	$1,101	$7,355
Principal payments	(757)	—	(258)	(1,015)
Charge-offs	(11)	—	(30)	(41)
Advances	7	—	—	7
New restructured (1)	40	—	24	64
Class transfers out (2)	(60)	—	—	(60)
Transfers between accrual/non-accrual	(938)	—	(40)	(978)
Ending balance	$4,535	$—	$797	$5,332
Non-accrual / Non-performing:
Beginning balance	$1,187	—	$76	$1,263
Principal payments	(1,515)	—	(38)	(1,553)
Charge-offs	(426)	—	(52)	(478)
Advances	3	—	—	3
New restructured (1)	—	—	16	16
Class transfers out (2)	15	—	5	20
Transfers between accrual/non-accrual	938	—	40	978
Ending balance	$202	$—	$47	$249
Totals:
Beginning balance	$7,441	—	$1,177	$8,618
Principal payments	(2,272)	—	(296)	(2,568)
Charge-offs	(437)	—	(82)	(519)
Advances	10	—	—	10
New restructured (1)	40	—	40	80
Class transfers out (2)	(45)	—	5	(40)
Transfers between accrual/non-accrual	—	—	—	—
Ending balance	$4,737	$—	$844	$5,581

(1)	“New restructured” represent loans restructured during the current period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)
“Class transfers out” represent previously restructured loans that are in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

	September 30, 2015		September 30, 2014
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Consumer Real Estate	34	$3,479	47	$4,737
Commercial/Agriculture Real Estate	—	—	—	—
Consumer and other	39	531	53	844
	73	$4,010	100	$5,581

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of September 30, 2015 and September 30, 2014, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
U.S. government agency obligations	$15,240	$—	$220	$15,020
Obligations of states and political subdivisions	27,573	81	247	27,407
Mortgage-backed securities	37,451	133	144	37,440
Federal Agricultural Mortgage Corporation	71	—	17	54
Total available for sale securities	$80,335	$214	$628	$79,921

September 30, 2014
U.S. government agency obligations	$23,076	$—	$973	$22,103
Obligations of states and political subdivisions	11,432	17	255	11,194
Mortgage-backed securities	29,058	138	369	28,827
Federal Agricultural Mortgage Corporation	71	—	6	65
Total available for sale securities	$63,637	$155	$1,603	$62,189

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Obligations of states and political subdivisions	$1,319	$3	$4	$1,318
Mortgage-backed securities	6,693	208	—	6,901
Total held to maturity securities	$8,012	$211	$4	$8,219
September 30, 2014
Obligations of states and political subdivisions	$1,465	$4	$5	$1,464
Mortgage-backed securities	7,320	33	9	7,344
Total held to maturity securities	$8,785	$37	$14	$8,808
The estimated fair value of securities at September 30, 2015, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

Available for sale securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$6,451	$6,437
Due after five years through ten years	22,667	22,457
Due after ten years	51,217	51,027
Total available for sale securities	$80,335	$79,921

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,144	$1,143
Due after five years through ten years	175	175
Due after ten years	6,693	6,901
Total held to maturity securities	$8,012	$8,219

Securities with unrealized losses at September 30, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2015
U.S. government agency obligations	$4,960	$14	$10,060	$206	$15,020	$220
Obligations of states and political subdivisions	13,864	155	2,234	92	16,098	247
Mortgage-backed securities	22,018	93	3,590	51	25,608	144
Federal Agricultural Mortgage Corporation	—	—	54	17	54	17
Total temporarily impaired	$40,842	$262	$15,938	$366	$56,780	$628
2014
U.S. government agency obligations	$—	$—	$22,103	$973	$22,103	$973
Obligations of states and political subdivisions	574	1	8,817	254	9,391	255
Mortgage-backed securities	8,167	66	12,518	303	20,685	369
Federal Agricultural Mortgage Corporation	65	6	—	—	65	6
Total temporarily impaired	$8,806	$73	$43,438	$1,530	$52,244	$1,603

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2015
Obligations of states and political subdivisions	$904	$4	$—	$—	$904	$4
Mortgage-backed securities	—	—	—	—	—	—
Total temporarily impaired	$904	$4	$—	$—	$904	$4
2014
Obligations of states and political subdivisions	$345	$5	$—	$—	$345	$5
Mortgage-backed securities	3,364	9	—	—	3,364	9
Total temporarily impaired	$3,709	$14	$—	$—	$3,709	$14
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

A summary of the amount of other-than-temporary impairment related to credit losses on available for sale securities that have been recognized in net income for the years ended September 30, 2015 and 2014 follows:

	2015	2014
Beginning balance of the amount of OTTI related to credit losses	$—	$1,250
Credit portion of OTTI on securities for which OTTI was not previously recognized		91
Cash payments received on a security in excess of the security’s book value adjusted for the previously recognized credit portion of OTTI	—	(13)
Credit portion of OTTI on securities in default for which OTTI was previously recognized	—	—
Credit portion of OTTI previously recognized on securities sold during the period	—	(1,328)
Ending balance of the amount of OTTI related to credit losses	$—	$—
The Bank has pledged certain of its U.S. Government Agency securities as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of September 30, 2015, there were no borrowings outstanding on this Federal Reserve Bank line of credit. The Bank has pledged certain of its U.S. Government Agency securities as collateral against specific municipal deposits.
NOTE 5—OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment at September 30 for each of the years shown below consisted of the following:

	2015	2014
Land	$510	$510
Buildings	2,338	2,284
Furniture, equipment, and vehicles	6,872	7,672
Subtotals	9,720	10,466
Less—Accumulated depreciation	(7,051)	(6,741)
Office properties and equipment—net	$2,669	$3,725
Depreciation expense was $1,382, $1,116 and $1,079 for the years ended September 30, 2015, 2014 and 2013, respectively.

NOTE 6—INTANGIBLE ASSETS
Intangible assets consist of core deposit intangibles arising from various bank acquisitions. A summary of core deposit intangibles and related amortization for the periods shown below follows:

	2015	2014
Balance at beginning of year	$161	$218
Capitalized	—	—
Amortization	(57)	(57)
Balance at end of year	$104	$161

At September 30, 2015, the estimated future aggregate amortization expense for the core deposit intangibles is as follows:

2016	57
2017	31
2018	15
After 2018	1
Total	$104

NOTE 7—DEPOSITS
The following is a summary of deposits by type at September 30, 2015 and 2014, respectively:

	2015	2014
Non-interest bearing demand deposits	$19,354	$19,669
Interest bearing demand deposits	22,547	17,696
Savings accounts	29,395	29,277
Money market accounts	146,201	136,666
Certificate accounts	238,801	246,459
Total deposits	$456,298	$449,767
Brokered deposits included above:	$22,773	$11,960

At September 30, 2015, the scheduled maturities of time deposits were as follows:

2016	$94,508
2017	72,703
2018	42,112
2019	19,058
2020	10,420
After 2020	—
Total	$238,801
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at September 30, 2015 and 2014 amounted to $537 and $696, respectively.

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at September 30, 2015 and 2014 is as follows:

		Weighted Average Rate		Weighted Average Rate
Maturing during the fiscal year
Ended September 30,	2015		2014
2016	$33,600	0.67%	$31,100	0.78%
2017	15,461	1.46%	12,961	1.57%
2018	6,100	2.24%	6,100	2.24%
2019	3,730	1.87%	3,730	1.87%
2020	—	—%	—	—%
Total fixed maturity	$58,891		$53,891
Advances with amortizing principal	—	—%	5,000	0.30%
Total advances	$58,891		$58,891
Irrevocable standby letters of credit	$24,040		$23,100
Total credit outstanding	$82,931		$81,991
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances.
At September 30, 2015, the Bank’s available and unused portion of this borrowing arrangement was approximately $66,459.
Maximum month-end amounts outstanding under this borrowing agreement were $58,891 and $75,891 during the twelve months ended September 30, 2015 and 2014, respectively.
Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. These advances are secured by $198,657 of real estate mortgage loans.
NOTE 9—CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Effective January 31, 2015, regulatory capital rules and ratios were revised according to the Basel III Risk Based Capital guidelines. At September 30, 2015, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2015 and 2014, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2015
Total capital (to risk weighted assets)	$64,930,000	16.5%	$31,443,000	> =	8.0%	$39,304,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	59,997,000	15.3%	23,583,000	> =	6.0%	31,443,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	59,997,000	15.3%	17,687,000	> =	4.5%	$25,548,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	59,997,000	10.4%	23,031,000	> =	4.0%	28,788,000	> =	5.0%
As of September 30, 2014
Total capital (to risk weighted assets)	$62,116,000	16.1%	$30,793,000	> =	8.0%	$38,491,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	57,283,000	14.9%	15,396,000	> =	4.0%	23,095,000	> =	6.0%
Tier 1 capital (to adjusted total assets)	57,283,000	10.0%	22,991,000	> =	4.0%	28,739,000	> =	5.0%

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Set forth below are the balances of the Company’s off-balance-sheet credit instruments consisting of commitments to make loans as of September 30, 2015 and 2014, respectively.

	Contract or Notional Amount at September 30,
	2015	2014
Commitments to extend credit:
Consumer - fixed rate 3.74% - 8.74% in 2015, and 3.30% - 11.99% in 2014	$2,816	$2,820
Commercial - Fixed rate 3.88% - 5.75% in 2015, and 3.25% - 5.50% in 2014	11,018	7,172
Commercial standby letter of credit	—	20
Unused lines of credit:
Home equity lines of credit	1,873	1,622
Kwik cash and lines of credit	1,196	1,227
Consumer construction	—	119
Commercial construction	3,301	947
Commercial lines of credit	3,893	2,192
Totals	$24,097	$16,119

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
Leases—The Company leases certain branch facilities and its administrative offices under operating leases. Rent expense under these operating leases was $1,146, $1,186, and $1,138 for the years ended September 30, 2015, 2014 and 2013, respectively. None of the Company’s leases contain contingent rental payments, purchase options, escalation or any other significant terms, conditions or restrictions that would affect the future minimum lease payments disclosed below.
Future minimum lease payments by year and in the aggregate under the original terms of the non-cancellable operating leases consist of the following:

2016	$1,268
2017	991
2018	836
2019	404
2020	311
After 2020	980
Total	$4,790
NOTE 11—RETIREMENT PLANS
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $198, $193, and $189 for 2015, 2014 and 2013, respectively.
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
The components of the SERP and Directors’ Retirement plans’ cost at September 30, 2015, 2014 and 2013, respectively, are summarized as follows:

	2015	2014	2013
Beginning accrued benefit cost	$1,154	$1,181	$2,363
Service cost	—	—	—
Interest cost	46	51	45
Amortization of prior service costs	1	1	1
Net periodic benefit cost	47	52	46
Benefits paid	(81)	(79)	(1,228)
Curtailment and settlement	—	—	—
Ending accrued benefit cost	$1,120	$1,154	$1,181

The following table sets forth the SERP and Directors’ Retirement plans, change in projected benefit obligation, the change in plan assets, the funded status of the plans, and the net liability recognized in the Company’s consolidated balance sheet at September 30, 2015, 2014 and 2013, respectively:

	2015	2014	2013
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,109	$1,117	$2,381
Service cost	—	—	—
Interest cost	46	51	45
Curtailment and settlement	—	—	—
Actuarial loss (gain)	(12)	20	(81)
Benefits paid	(81)	(79)	(1,228)
Projected benefit obligation, end of year	$1,062	$1,109	$1,117
Change in plan assets:
Plan assets at fair value, beginning of year	$—	$—	$—
Actual return on plan assets	—	—	—
Company contributions	81	79	1,228
Benefits paid	(81)	(79)	(1,228)
Plan assets at fair value, end of year	$—	$—	$—
Weighted average assumptions used in determining the benefit obligation and net pension costs as of September 30, 2015, 2014 and 2013, (in actual dollars) were as follows:

	2015	2014	2013
Benefit obligation actuarial assumptions:
Discount Rate	4.25%	4.25%	4.75%
Rate of compensation increase	N/A	N/A	N/A
Net pension cost actuarial assumption
Discount rate	4.25%	4.25%	4.75%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Estimated future benefit payments as of September 30, 2015, which reflect expected future service, as appropriate, are as follows:

2016	$78
2017	$111
2018	$118
2019	$110
2020	$120
2021-2025	$583
Amounts recognized in consolidated balance sheets as of September 30:

	2015	2014
Pension obligation	$1,062	$1,109

Prior service cost	$4	$4
Net loss (gain)	(61)	(49)
Total accumulated other comprehensive income, before tax	$(57)	$(45)

NOTE 12 - STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of September 30, 2015, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. As of September 30, 2015, 284,778 options had been granted to eligible participants.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of September 30, 2015, 32,500 restricted shares under this plan were granted. As of September 30, 2015, 95,000 options had been granted to eligible participants.
Restricted shares granted to date under these plans were awarded at no cost to the employee and vest pro rata over a five-year period from the grant date. Options granted to date under these plans vest pro rata over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan were $96, $66 and $45 for the years ended September 30, 2015, 2014 and 2013, respectively.
Restricted Common Stock Awards

	2015		2014
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	41,014	$6.51	34,671	$5.62
Granted	17,500	9.20	15,000	8.00
Vested	(11,657)	6.18	(8,657)	5.55
Forfeited	—	—	—	—
Unvested and outstanding at end of year	46,857	$7.59	41,014	$6.51
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation from both plans for the years ended September 30, 2015, 2014 and 2013 was $59, $43 and $31, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2015
Outstanding at beginning of year	179,192	$6.52
Granted	50,000	9.20
Exercised	(51,955)
Forfeited or expired	(5,500)
Outstanding at end of year	171,737	$7.46	7.58	$—
Exercisable at end of year	63,764	$6.79	5.33
Fully vested and expected to vest	171,737	$7.46	7.58
2014
Outstanding at beginning of year	150,932	$6.15
Granted	45,000	8.00
Exercised	—
Forfeited or expired	(16,740)
Outstanding at end of year	179,192	$6.52	6.96	$—
Exercisable at end of year	91,203	$6.35	5.52
Fully vested and expected to vest	179,192	$6.52	6.96
2013
Outstanding at beginning of year	124,789	$6.26
Granted	26,143	5.62
Exercised	—
Forfeited or expired	—
Outstanding at end of year	150,932	$6.15	7.06	$—
Exercisable at end of year	88,927	$6.63	6.07
Fully vested and expected to vest	150,932	$6.15	7.06
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2015	2014	2013
Intrinsic value of options exercised	$180	$—	$—
Cash received from options exercised	$299	$—	$—
Tax benefit realized from options exercised	$9	$—	$—
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2015	2014	2013
Dividend yield	0.88%	0%	0%
Risk-free interest rate	2.1%	2.7%	1.7%
Weighted average expected life (years)	10	10	10
Expected volatility	2%	3%	14%

NOTE 13 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	2015	2014	2013
Current tax provision
Federal	$1,694	$97	$227
State	267	7	17
	1,961	104	244
Deferred tax provision (benefit)
Federal	(439)	798	322
State	(32)	145	69
	(471)	943	391
Total	$1,490	$1,047	$635
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$1,395	34.00%	$962	34.00%	$572	34.00%
State income taxes net of federal	235	5.72%	152	5.37%	86	5.10%
Tax exempt interest	(79)	(1.92)%	(46)	(1.64)%	(31)	(1.87)%
Other	(61)	(1.50)%	(21)	(0.73)%	8	0.51%
Total	$1,490	36.30%	$1,047	37.00%	$635	37.74%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 30, 2015 and September 30, 2014, respectively:

	2015	2014
Deferred tax assets:
Allowance for loan losses	$2,544	$2,562
Deferred loan costs/fees	145	217
Director/officer compensation plans	536	551
Net unrealized loss on securities available for sale	166	579
Other	520	233
Deferred tax assets	$3,911	$4,142
Deferred tax liabilities:
Office properties and equipment	(114)	(397)
Other	(110)	(111)
Deferred tax liabilities	(224)	(508)
Net deferred tax assets	$3,687	$3,634
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting

Policies,” above. At September 30, 2015 and September 30, 2014, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of September 30, 2015, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2012 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the twelve months ended September 30, 2015, 2014 and 2013, the Company recognized interest expense in the amount of $0, $0 and $22, respectively, related to income tax issues in its consolidated statements of operations. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of September 30, 2015 or September 30, 2014.
NOTE 14—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share for the last three fiscal years is as follows:

	2015	2014	2013
Basic
Net income	$2,614	$1,783	$1,047
Weighted average common shares outstanding	5,208,708	5,163,373	5,151,413
Basic earnings per share	$0.50	$0.35	$0.20
Diluted
Net income	$2,614	$1,783	$1,047
Weighted average common shares outstanding	5,208,708	5,163,373	5,151,413
for basic earnings per share
Add: Dilutive stock options outstanding	31,234	33,333	11,767
Average shares and dilutive potential common shares	5,239,942	5,196,706	5,163,180
Diluted earnings per share	$0.50	$0.34	$0.20
Additional common stock option shares that have not been included due to their antidilutive effect	93,503	145,859	139,165

NOTE 15 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income (loss) for the years ended September 30, 2015, 2014 and 2013:

	2015			2014			2013
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	$973	(389)	$584	$2,515	$(1,006)	$1,509	$(4,654)	$1,861	$(2,793)
Less: reclassification adjustment for gains included in net income	60	(24)	36	(168)	67	(101)	552	(220)	332
Changes for realized losses on securities available for sale for OTTI write-down	—	—	—	78	(31)	47	797	(319)	478
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains (losses)	13	(5)	8	(18)	7	(11)	82	(33)	49
Other comprehensive income (loss)	$1,046	$(418)	$628	$2,407	$(963)	$1,444	$(3,223)	$1,289	$(1,934)

The changes in the accumulated balances for each component of other comprehensive income (loss) for the years ended September 30, 2015 and 2014 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2013	$(2,324)	$38	$(2,286)
Current year-to-date other comprehensive income (loss), net of tax	1,455	(11)	1,444
Ending balance, September 30, 2014	$(869)	$27	$(842)
Current year-to-date other comprehensive income (loss), net of tax	620	8	628
Ending balance, September 30, 2015	$(249)	$35	$(214)

NOTE 16—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

The following condensed balance sheets as of September 30, 2015 and 2014, and condensed statements of operations and cash flows for each of the years in the three-year period ended September 30, 2015, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

CONDENSED BALANCE SHEETS
September 30,

	2015	2014
ASSETS
Cash and cash equivalents	$676	$235
Investment in subsidiary	59,859	57,058
Total assets	$60,535	$57,293
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	$60,535	$57,293
STATEMENTS OF OPERATIONS

	2015	2014	2013
Income—interest and dividends	$—	$—	$—
Expenses—other	146	182	107
Loss before provision for income taxes and equity in
undistributed net income (loss) of subsidiary	(146)	(182)	(107)
Benefit for income taxes	(58)	(73)	(43)
Loss before equity in undistributed net income (loss) of
subsidiary	(88)	(109)	(64)
Equity in undistributed net income of subsidiary	2,702	1,892	1,111
Net income	$2,614	$1,783	$1,047

STATEMENTS OF CASH FLOWS

	2015	2014	2013
Change in cash and cash equivalents:
Cash flows from operating activities:
Net income	$2,614	$1,783	$1,047
Stock based compensation expense	59	43	31
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(2,702)	(1,892)	(1,111)
Net cash used in operating activities	(29)	(66)	(33)
Cash flows from financing activities:
Surrendered vested shares of common stock	(36)	(22)	(5)
Exercise of common stock options	299	—	—
Cash dividend from Bank to Holding Company	625	300	—
Cash dividends paid	(418)	(207)	(103)
Net cash provided by (used in) financing activities	470	71	(108)
Net increase (decrease) in cash and cash equivalents	441	5	(141)
Cash and cash equivalents at beginning of year	235	230	371
Cash and cash equivalents at end of year	$676	$235	$230

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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2015, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at reaching a level of reasonable assurance.
The report of management required under this Item 9A is included under Item 8 of this report along with the Company’s consolidated financial statements under the heading “Report by Citizens Community Bancorp, Inc.’s Management on Internal Control over Financial Reporting” and is incorporated herein by reference.
This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations”, “Audit Committee Matters – Audit Committee Financial Expert”, and “Corporate Governance Matters – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2016.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following three outside independent directors: David Westrate (Chairman), Richard McHugh and Brian Schilling.

ITEM 11. EXECUTIVE COMPENSATION
The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2016.
Equity Compensation Plan Information
The following table sets forth information as of September 30, 2015, with respect to compensation plans under which shares of common stock were issued or available to be issued:

	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Common Shares Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by security holders	171,737	$7.46	470,105
Equity compensation plans not approved by security holders	—	—	—
Total	171,737	$7.46	470,105

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2016.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:
Report of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP)
Consolidated Balance Sheets as of September 30, 2015 and 2014

Consolidated Statements of Operations for the Years Ended September 30, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2015, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended September 30, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
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

10.10+	Form of Restricted Stock Grant Agreement under the Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan.
10.11+	Form of Stock Option Agreement under the Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan.
10.12+
First Amendment to Employment Agreement by and between Edward H. Schaefer and Citizens Community Federal dated as of March 3, 2015. (Filed as Exhibit 10.1 to the Company's current report on Form 8-K dated as of March 5, 2015 and incorporated herein by reference.)

10.13+
First Amendment to Employment Agreement by and between Mark C. Oldenberg and Citizens Community Federal dated as of March 3, 2015. (Filed as Exhibit 10.1 to the Company's current report on Form 8-K dated as of March 5, 2015 and incorporated herein by reference.)

14
Citizens Community Bancorp, Inc. Code of Conduct and Ethics. (Filed as Exhibit 14 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 and incorporated herein by reference.)

21
Subsidiaries of the Company as of September 30, 2015. (Filed as Exhibit 21 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 and incorporated herein by reference.)

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
101
The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: December 7, 2015	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: December 7, 2015	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 7, 2015	By:	/s/ Richard McHugh
Richard McHugh Chairman of the Board

Date: December 7, 2015	By:	/s/ Edward H. Schaefer
Edward H. Schaefer Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2015	By:	/s/ Michael L. Swenson
Michael L. Swenson Director

Date: December 7, 2015	By:	/s/ James R. Lang
James R. Lang Director

Date: December 7, 2015	By:	/s/ Brian R. Schilling
Brian R. Schilling Director and Treasurer

Date: December 7, 2015	By:	/s/ David B. Westrate
David B. Westrate Director

Date: December 7, 2015	By:	/s/ Timothy A. Nettesheim
Timothy A. Nettesheim Vice Chairman of the Board

Date: December 7, 2015	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg Chief Financial Officer (Principal Accounting Officer)