Form 10-Q
period 2015-12-31
Citizens Community Bancorp Inc.
filed 2016-02-08
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
At February 8, 2016 there were 5,227,909 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
December 31, 2015

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
December 31, 2015 (unaudited) and September 30, 2015
(derived from audited financial statements)
(in thousands, except share data)

	December 31, 2015	September 30, 2015
Assets
Cash and cash equivalents	$15,230	$23,872
Other interest-bearing deposits	3,242	2,992
Investment securities (available for sale securities at fair value of $87,161 and $79,921, and held to maturity securities at cost of $7,724 and $8,012 at December 31, 2015 and September 30, 2015, respectively)	94,885	87,933
Non-marketable equity securities, at cost	4,626	4,626
Loans receivable	453,649	450,510
Allowance for loan losses	(6,441)	(6,496)
Loans receivable, net	447,208	444,014
Office properties and equipment, net	2,803	2,669
Accrued interest receivable	1,586	1,574
Intangible assets	90	104
Foreclosed and repossessed assets, net	804	902
Other assets	11,296	11,462
TOTAL ASSETS	$581,770	$580,148

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$457,732	$456,298
Federal Home Loan Bank advances	58,891	58,891
Other liabilities	3,911	4,424
Total liabilities	520,534	519,613

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000, 5,231,265 and 5,232,579 shares issued and outstanding, respectively	52	52
Additional paid-in capital	54,744	54,740
Retained earnings	7,105	6,245
Unearned deferred compensation	(261)	(288)
Accumulated other comprehensive loss	(404)	(214)
Total stockholders’ equity	61,236	60,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$581,770	$580,148
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended December 31, 2015 and 2014
(in thousands, except per share data)

	Three Months Ended
	December 31, 2015	December 31, 2014
Interest and dividend income:
Interest and fees on loans	$5,250	$5,596
Interest on investments	424	364
Total interest and dividend income	5,674	5,960
Interest expense:
Interest on deposits	956	952
Interest on borrowed funds	165	167
Total interest expense	1,121	1,119
Net interest income before provision for loan losses	4,553	4,841
Provision for loan losses	75	235
Net interest income after provision for loan losses	4,478	4,606
Non-interest income:
Net gains on sale of available for sale securities	—	2
Net gains on available for sale securities	—	2
Service charges on deposit accounts	423	472
Loan fees and service charges	321	355
Other	206	205
Total non-interest income	950	1,034
Non-interest expense:
Salaries and related benefits	2,218	2,175
Occupancy	569	820
Office	252	256
Data processing	409	389
Amortization of core deposit intangible	14	14
Advertising, marketing and public relations	137	98
FDIC premium assessment	85	104
Professional services	151	319
Other	259	317
Total non-interest expense	4,094	4,492
Income before provision for income taxes	1,334	1,148
Provision for income taxes	474	433
Net income attributable to common stockholders	$860	$715
Per share information:
Basic earnings	$0.16	$0.14
Diluted earnings	$0.16	$0.14
Cash dividends paid	$—	$—
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Three months ended December 31, 2015 and 2014
(in thousands, except per share data)

	Three Months Ended
	December 31, 2015	December 31, 2014
Net income attributable to common stockholders	$860	$715
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized (losses) gains arising during period	(190)	417
Reclassification adjustment for gains (losses) included in net income	—	1
Unrealized (losses) gains on securities	(190)	418
Comprehensive income	$670	$1,133

Reclassifications out of accumulated other comprehensive income for the three months ended December 31, 2015 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—		Net gain on sale of available for sale securities
	—		Provision for income taxes
Total reclassifications for the period	$—		Net income attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended December 31, 2015
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2015	5,232,579	$52	$54,740	$6,245	$(288)	$(214)	$60,535
Net income				860			860
Other comprehensive loss, net of tax						(190)	(190)
Surrender of restricted shares of common stock	(1,314)		(12)				(12)
Stock option expense			16				16
Amortization of restricted stock					27		27
Balance, December 31, 2015	5,231,265	$52	$54,744	$7,105	$(261)	$(404)	$61,236
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended December 31, 2015 and 2014
(in thousands, except per share data)

	Three Months Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income attributable to common stockholders	$860	$715
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	280	217
Depreciation	216	432
Provision for loan losses	75	235
Net realized gain on sale of securities	—	(1)
Amortization of core deposit intangible	14	14
Amortization of restricted stock	27	18
Stock based compensation expense	16	12
Loss on sale of office properties	—	7
Provision (benefit) for deferred income taxes	34	(278)
Net gains from disposals of foreclosed properties	(52)	(22)
Provision for valuation allowance on foreclosed properties	—	27
Decrease (increase) in accrued interest receivable and other assets	245	(1,526)
(Decrease) increase in other liabilities	(513)	496
Total adjustments	342	(369)
Net cash provided by operating activities	1,202	346
Cash flows from investing activities:
Purchase of investment securities	(9,989)	(4,191)
Net increase in interest-bearing deposits	(250)	(1,000)
Proceeds from sale of securities available for sale	—	1,965
Principal payments on investment securities	2,441	1,672
Proceeds from sale of Federal Home Loan Bank (FHLB) stock	—	240
Proceeds from sale of foreclosed properties	473	264
Net (increase) decrease in loans	(3,592)	9,059
Net capital expenditures	(349)	(34)
Net cash (used in) provided by investing activities	(11,266)	7,975
Cash flows from financing activities:
Net decrease in Federal Home Loan Bank advances	—	(5,000)
Net increase in deposits	1,434	4,637
Surrender of restricted shares of common stock	(12)	(12)
Exercise of common stock options	—	177
Net cash provided by (used in) financing activities	1,422	(198)
Net (decrease) increase in cash and cash equivalents	(8,642)	8,123
Cash and cash equivalents at beginning of period	23,872	11,434
Cash and cash equivalents at end of period	$15,230	$19,557
Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$960	$950
Interest on borrowings	$164	$167
Income taxes	$690	$2
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$323	$409
See accompanying condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements include the accounts of Citizens Community Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Citizens Community Federal N.A. (the "Bank"), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. As used in this quarterly report, the terms “we”, “us”, “our”, and “Citizens Community Bancorp, Inc.” mean the Company and its wholly-owned subsidiary, the Bank, unless the context indicates other meaning.
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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary. The Bank originates residential, commercial, agricultural, consumer and commercial and industrial (C&I) loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 15 full-service offices, seven stand-alone locations and 8 branches predominantly located inside Walmart Supercenters.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through February 8, 2016, the date on which the financial statements were available to be issued. As of February 8, 2016, there were no subsequent events which required recognition or disclosure.
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
Use of Estimates – Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include, but are not limited to, external market factors such as market interest rates and unemployment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Loans – Loans that management has the intent and ability to hold for the foreseeable future, until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, and net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance of these loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Delinquency fees are recognized into income when chargeable, assuming collection is reasonably insured.
Interest income on commercial, mortgage and consumer loans is discontinued according to the following schedules:
•Commercial loans, including agricultural and C&I loans, past due 90 days or more;
•Closed end consumer loans past due 120 days or more; and
•Real estate loans and open ended consumer loans past due 180 days or more.
Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method, and is generally applied against principal, until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account current with the contractual term of the loan and a 6 month payment history has been established. Interest on impaired loans considered troubled debt restructurings (“TDRs”) or substandard, less than 90 days delinquent, is recognized as income as it accrues based on the revised terms of the loan over an established period of continued payment. Substandard loans, as defined by the OCC, our primary banking regulator, are loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.
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

A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual substandard loans not considered a TDR when full payment under the loan terms is not expected. All TDRs are individually evaluated for impairment. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. If a TDR or substandard loan is deemed to be impaired, a specific ALL allocation may be established so that the loan is reported, net, at the lower of (a) outstanding principal balance, (b) the present value of estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any collateral, less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90 days past due, and certain substandard loans that are less than 90 days delinquent, the likelihood of the loan migrating to over 90 days past due is also taken into account when determining the specific ALL allocation for these particular loans. Large groups of smaller balance homogeneous loans, such as non-TDR commercial, consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.
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
Income Taxes – The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 6, "Income Taxes" for details on the Company’s income taxes.
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
Recent Accounting Pronouncements - In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-14; "Receivables; Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". ASU 2014-14 is intended to improve accounting and disclosure consistency related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. For public entities, ASU 2014-09 is effective on a prospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company has adopted ASU 2014-14 effective December 31, 2015. The adoption of ASU 2014-04 had no effect on the Company's consolidated results of operations, financial position or cash flows.
In May 2014, the FASB issued ASU 2014-09; "Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to clarify and simplify revenue recognition principles, develop a common revenue standard across industries and accounting frameworks, and improve the usefulness and consistency of revenue reporting. The effective dates for ASU 2014-09 were deferred one year when the FASB issued ASU 2015-14 - "Revenue from Contracts with Customers (Topic (606) Deferral of the Effective Date", in August 2015. For public entities, ASU 2014-09 is effective on a retrospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company expects the adoption of ASU 2014-09 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.

In January 2014, the FASB issued ASU 2014-04; "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)". ASU 2014-04 is intended to improve consistency among reporting entities by clarifying when an in substance foreclosure occurs, that is, when a creditor should derecognize a loan and recognize the corresponding real estate collateral as a separate asset. For public entities, ASU 2014-04 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company has adopted ASU 2014-04 effective December 31, 2015. The adoption of ASU 2014-04 had no effect on the Company's consolidated results of operations, financial position or cash flows.
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
Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2015 and September 30, 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Investment securities:
U.S. government agency obligations	$14,718	$—	$14,718	$—
Obligations of states and political subdivisions	29,596	—	29,596	—
Mortgage-backed securities	42,781	—	42,781	—
Federal Agricultural Mortgage Corporation	66	—	66	—
Total	$87,161	$—	$87,161	$—
September 30, 2015
Investment securities:
U.S. government agency obligations	$15,020	$—	$15,020	$—
Obligations of states and political
subdivisions	27,407	—	27,407	—
Mortgage-backed securities	37,440	—	37,440	—
Federal Agricultural Mortgage Corporation	54	—	54	—
Total	$79,921	$—	$79,921	$—

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2015 and September 30, 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Foreclosed and repossessed assets, net	$804	$—	$—	$804
Impaired loans with allocated allowances	1,752	—	—	1,752
Total	$2,556	$—	$—	$2,556
September 30, 2015
Foreclosed and repossessed assets, net	$902	$—	$—	$902
Impaired loans with allocated allowances	2,349	—	—	2,349
Total	$3,251	$—	$—	$3,251
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
The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company's financial instruments as of the dates indicated below were as follows:

	December 31, 2015		September 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$15,230	$15,230	$23,872	$23,872
Interest-bearing deposits	3,242	3,257	2,992	3,022
Investment securities	94,885	95,015	87,933	88,140
Non-marketable equity securities, at cost	4,626	4,626	4,626	4,626
Loans receivable, net	447,208	463,061	444,014	462,227
Accrued interest receivable	1,586	1,586	1,574	1,574
Financial liabilities:
Deposits	$457,732	$461,661	$456,298	$460,450
FHLB advances	58,891	58,909	58,891	59,357
Accrued interest payable	14	14	18	18
NOTE 3 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS
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
1 through 4 - Pass. A "Pass" loan means that the condition of the borrower and the performance of the loan is satisfactory or better.
5 - Watch. A "Watch" loan has clearly identifiable developing weaknesses that deserve additional attention from management. Weaknesses that are not corrected or mitigated, may jeopardize the ability of the borrower to repay the loan in the future.

6 - Special Mention. A "Special Mention" loan has one or more potential weakness that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position in the future.
7 - Substandard. A "Substandard" loan is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Assets classified as substandard must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
8 - Doubtful. A "Doubtful" loan has all the weaknesses inherent in a Substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.
9 - Loss. Loans classified as "Loss" are considered uncollectible, and their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, and a partial recovery may occur in the future.
Below is a breakdown of loans by risk rating as of December 31, 2015:

	1 to 5	6	7	8	9	TOTAL
Real estate loans:
Consumer	$171,525	$—	$1,650	$—	$—	$173,175
Commercial/agricultural	74,153	—	—	—	—	74,153
Total real estate loans	245,678	—	1,650	—	—	247,328
Consumer and other loans:	203,496	—	634	—	2	204,132
Gross loans	$449,174	$—	$2,284	$—	$2	$451,460
Net deferred loan costs (fees)						2,189
Allowance for loan losses						(6,441)
Loans receivable, net						$447,208
Below is a breakdown of loans by risk rating as of September 30, 2015:

	1 to 5	6	7	8	9	TOTAL
Real estate loans:
Consumer	$179,946	$—	$1,260	$—	$—	$181,206
Commercial/agricultural	63,266	—	—	—	—	63,266
Total real estate loans	243,212	—	1,260	—	—	244,472
Consumer and other loans:	203,054	—	547	—	7	203,608
Gross loans	$446,266	$—	$1,807	$—	$7	$448,080
Net deferred loan costs (fees)						2,430
Allowance for loan losses						(6,496)
Loans receivable, net						$444,014
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
Changes in the ALL by loan type for the periods presented below were as follows:

	Consumer Real Estate	Commercial/Agriculture Real Estate	Consumer and Other	Unallocated	Total
Three Months Ended December 31, 2015:
Allowance for Loan Losses:
Beginning balance, October 1, 2015	$2,364	$1,617	$2,263	$252	$6,496
Charge-offs	(41)	—	(138)	—	(179)
Recoveries	2	—	47	—	49
Provision	30	10	35	—	75
Allowance allocation adjustment	(340)	137	205	(2)	—
Ending balance, December 31, 2015	$2,015	$1,764	$2,412	$250	$6,441
Allowance for Loan Losses at December 31, 2015:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$141	$—	$84	$—	$225
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,874	$1,764	$2,328	$250	$6,216
Loans Receivable as of December 31, 2015:
Ending balance	$172,713	$73,233	$207,703	$—	$453,649
Ending balance: individually evaluated for impairment	$4,631	$—	$849	$—	$5,480
Ending balance: collectively evaluated for impairment	$168,082	$73,233	$206,854	$—	$448,169

	Consumer Real Estate	Commercial/Agriculture Real Estate	Consumer and Other	Unallocated	Total
Year Ended September 30, 2015:
Allowance for Loan Losses:
Beginning balance, October 1, 2014	$2,759	$—	$3,747	$—	$6,506
Charge-offs	(405)	—	(601)	—	(1,006)
Recoveries	69	—	271	—	340
Provision	382	16	258	—	656
Allowance allocation adjustment	(441)	1,601	(1,412)	252	—
Ending balance, September 30, 2015	$2,364	$1,617	$2,263	$252	$6,496
Allowance for Loan Losses at September 30, 2015:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$463	$—	$119	$—	$582
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,901	$1,617	$2,144	$252	$5,914
Loans Receivable as of September 30, 2015:
Ending balance	$180,693	$63,266	$206,551	$—	$450,510
Ending balance: individually evaluated for impairment	$4,466	$—	$848	$—	$5,314
Ending balance: collectively evaluated for impairment	$176,227	$63,266	$205,703	$—	$445,196
The Bank has originated substantially all loans currently recorded on the Company’s accompanying Consolidated Balance Sheet, except as noted below.
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a Board of Director determinant was originally established to limit the purchase of these consumer loans under this arrangement to a maximum of $40,000 and a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. During the first quarter of fiscal 2015, the Board of Directors increased the limit of these purchased consumer loans to a maximum of $50,000. As of December 31, 2015, the balance of the consumer loans purchased was $42,683. The balance in the cash reserve account has reached the maximum allowed balance of $1,000, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, the Company has not charged off or experienced losses related to the purchased loans.
The weighted average rate earned on these purchased consumer loans was 4.23% as of December 31, 2015. Since March 2014, the rate earned for all new loan originations of these purchased consumer loans was 4.00%. As of January 2016, new loans purchased will be at an interest rate of 4.25% due to the increase in the Prime Rate.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Commercial/Agriculture Real Estate Loans		Consumer and Other Loans		Total Loans
	December 31, 2015	September 30, 2015	December 31, 2015	September 30, 2015	December 31, 2015	September 30, 2015	December 31, 2015	September 30, 2015
Performing loans
Performing TDR loans	$3,038	$3,206	$—	$—	$420	$472	$3,458	$3,678
Performing loans other	168,588	176,650	73,233	63,266	206,750	205,695	448,571	445,611
Total performing loans	171,626	179,856	73,233	63,266	207,170	206,167	452,029	449,289

Nonperforming loans (1)
Nonperforming TDR loans	267	273	—	—	69	59	336	332
Nonperforming loans other	820	564	—	—	464	325	1,284	889
Total nonperforming loans	$1,087	$837	$—	$—	$533	$384	$1,620	$1,221
Total loans	$172,713	$180,693	$73,233	$63,266	$207,703	$206,551	$453,649	$450,510

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.
An aging analysis of the Company’s real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of December 31, 2015 and September 30, 2015, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Recorded Investment > 89 days and Accruing
December 31, 2015
Real estate loans	$725	$299	$670	$1,694	$171,019	$172,713	$398
Commercial/Agriculture real estate	—	—	—	—	73,233	73,233	—
Consumer and other loans	478	110	266	854	164,166	165,020	167
Purchased third party loans	693	217	207	1,117	41,566	42,683	207
Total	$1,896	$626	$1,143	$3,665	$449,984	$453,649	$772
September 30, 2015
Real estate loans	$555	$500	$387	$1,442	$179,251	$180,693	$244
Commercial/Agriculture real estate	—	—	—	—	63,266	63,266	—
Consumer and other loans	386	65	135	586	166,260	166,846	52
Purchased third party loans	238	189	177	604	39,101	39,705	177
Total	$1,179	$754	$699	$2,632	$447,878	$450,510	$473

At December 31, 2015, the Company has identified $3,794 of TDR loans and $1,686 of substandard loans as impaired, totaling $5,480, which includes $3,458 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of December 31, 2015 and September 30, 2015 was as follows:

	With No Related Allowance Recorded				With An Allowance Recorded				Totals
	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total
Recorded investment at December 31, 2015	$2,952	$—	$551	$3,503	$1,679	$—	$298	$1,977	$4,631	$—	$849	$5,480
Unpaid balance at December 31, 2015	2,952	—	551	3,503	1,679	—	298	1,977	4,631	—	849	5,480
Recorded investment at September 30, 2015	2,494	—	471	2,965	1,972	—	377	2,349	4,466	—	848	5,314
Unpaid balance at September 30, 2015	2,494	—	471	2,965	1,972	—	377	2,349	4,466	—	848	5,314
Average recorded investment; three months ended December 31, 2015	2,723	—	511	3,234	1,826	—	338	2,164	4,549	—	849	5,398
Average recorded investment; twelve months ended September 30, 2015	3,178	—	485	3,663	2,220	—	556	2,776	5,398	—	1,041	6,439
Interest income received; three months ended December 31, 2015	32	—	10	42	10	—	2	12	42	—	12	54
Interest income received; twelve months ended September 30, 2015	136	—	35	171	61	—	23	84	197	—	58	255

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 4 delinquent TDRs greater than 59 days past due with a recorded investment of $166 at December 31, 2015, compared to 4 such loans with a recorded investment of $191 at September 30, 2015. A summary of loans by loan type modified in a troubled debt restructuring as of December 31, 2015 and December 31, 2014, and during each of the three months then ended, and as of September 30, 2015 and during the twelve months then ended was as follows:

	Consumer Real Estate	Consumer/Agricultural Real Estate	Consumer and Other	Total
December 31, 2015 and
Three Months then Ended:
Accruing / Performing:
Beginning balance	$3,206	$—	$472	$3,678
Principal payments	(31)	—	(20)	(51)
Charge-offs	—	—	—	—
Advances	—	—	1	1
New restructured (1)	—	—	—	—
Class transfers out (2)	—	—	—	—
Transfers between accrual/non-accrual	(137)	—	(33)	(170)
Ending balance	$3,038	$—	$420	$3,458
Non-accrual / Non-performing:
Beginning balance	$273	$—	$59	$332
Principal payments	(125)	—	(2)	(127)
Charge-offs	(20)	—	(21)	(41)
Advances	2	—	—	2
New restructured (1)	—	—	—	—
Class transfers out (2)	—	—	—	—
Transfers between accrual/non-accrual	137	—	33	170
Ending balance	$267	$—	$69	$336
Totals:
Beginning balance	$3,479	$—	$531	$4,010
Principal payments	(156)	—	(22)	(178)
Charge-offs	(20)	—	(21)	(41)
Advances	2	—	1	3
New restructured (1)	—	—	—	—
Class transfers out (2)	—	—	—	—
Transfers between accrual/non-accrual	—	—	—	—
Ending balance	$3,305	$—	$489	$3,794

(1)	“New restructured” represent loans restructured during the applicable period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)
“Class transfers out” represent previously restructured loans that are in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total
December 31, 2014 and
Three Months then Ended:
Accruing / Performing:
Beginning balance	$4,535	$—	$797	$5,332
Principal payments	(360)	—	(77)	(437)
Charge-offs	—	—	(2)	(2)
Advances	2	—	—	2
New restructured (1)	—	—	14	14
Class transfers out (2)	(181)	—	—	(181)
Transfers between accrual/non-accrual	—	—	(28)	(28)
Ending balance	$3,996	$—	$704	$4,700
Non-accrual / Non-performing:
Beginning balance	$202	$—	$47	$249
Principal payments	(99)	—	(2)	(101)
Charge-offs	(16)	—	(1)	(17)
Advances	—	—	—	—
New restructured (1)	—	—	—	—
Class transfers out (2)	—	—	—	—
Transfers between accrual/non-accrual	—	—	28	28
Ending balance	$87	$—	$72	$159
Totals:
Beginning balance	$4,737	$—	$844	$5,581
Principal payments	(459)	—	(79)	(538)
Charge-offs	(16)	—	(3)	(19)
Advances	2	—	—	2
New restructured (1)	—	—	14	14
Class transfers out (2)	(181)	—	—	(181)
Transfers between accrual/non-accrual	—	—	—	—
Ending balance	$4,083	$—	$776	$4,859

(1)	“New restructured” represent loans restructured during the applicable period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

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

	December 31, 2015		September 30, 2015
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Consumer Real Estate	32	$3,305	34	$3,479
Commercial/Agricultural Real Estate	—	—	—	—
Consumer and other	33	489	39	531
Total troubled debt restructurings	65	$3,794	73	$4,010

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of December 31, 2015 and September 30, 2015, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
U.S. government agency obligations	$15,035	$1	$318	$14,718
Obligations of states and political subdivisions	29,586	165	155	29,596
Mortgage-backed securities	43,199	53	471	42,781
Federal Agricultural Mortgage Corporation	71	—	5	66
Total available for sale securities	$87,891	$219	$949	$87,161

September 30, 2015
U.S. government agency obligations	$15,240	$—	$220	$15,020
Obligations of states and political subdivisions	27,573	81	247	27,407
Mortgage-backed securities	37,451	133	144	37,440
Federal Agricultural Mortgage Corporation	71	—	17	54
Total available for sale securities	$80,335	$214	$628	$79,921

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Obligations of states and political subdivisions	$1,318	$3	$3	$1,318
Mortgage-backed securities	6,406	130	—	6,536
Total held to maturity securities	$7,724	$133	$3	$7,854

September 30, 2015
Obligations of states and political subdivisions	$1,319	$3	$4	$1,318
Mortgage-backed securities	6,693	208	—	6,901
Total held to maturity securities	$8,012	$211	$4	$8,219

The Bank has pledged certain of its U.S. Government Agency securities as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of December 31, 2015, there were no borrowings outstanding on this Federal Reserve Bank line of credit. The Bank has pledged certain of its U.S. Government Agency securities as collateral against specific municipal deposits.

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at December 31, 2015 and September 30, 2015 was as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	December 31		September 30,
Ended September 30,	2015		2015
2016	$33,600	0.58%	$33,600	0.67%
2017	15,461	1.46%	15,461	1.46%
2018	6,100	2.24%	6,100	2.24%
2019	3,730	1.87%	3,730	1.87%
2020	—	—%	—	—%
Total fixed maturity	$58,891		$58,891
Advances with amortizing principal	—	—%	—	—%
Total advances	$58,891		$58,891
Irrevocable standby letters of credit	$24,040		$24,040
Total credit outstanding	$82,931		$82,931
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances.
At December 31, 2015, the Bank’s available and unused portion of this borrowing arrangement was approximately $57,880. The weighted average remaining term of the borrowings at December 31, 2015 is 11.60 months compared to 14.25 months at September 30, 2015.
Maximum month-end amounts outstanding were $58,891 and $53,891 during the three month periods ended December 31, 2015 and 2014, respectively.
Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. These advances are secured by $140,811 of real estate mortgage loans.

NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Three months ended December 31, 2015	Three months ended December 31, 2014
Current tax provision
Federal	$344	$613
State	96	98
	440	711
Deferred tax (benefit) provision
Federal	25	(239)
State	9	(39)
	34	(278)
Total	$474	$433
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Three months ended December 31, 2015		Three months ended December 31, 2014
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$454	34.0%	$390	34.0%
State income taxes net of federal taxes	69	5.2	59	5.2
Tax exempt interest	(36)	(2.7)	(11)	(1.0)
Other	(13)	(0.9)	(5)	(0.5)
Total	$474	35.6%	$433	37.7%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and September 30, 2015, respectively:

	December 31, 2015	September 30, 2015
Deferred tax assets:
Allowance for loan losses	$2,523	$2,544
Deferred loan costs/fees	129	145
Director/officer compensation plans	515	536
Net unrealized loss on securities available for sale	292	166
Other	511	520
Deferred tax assets	3,970	3,911
Deferred tax liabilities:
Office properties and equipment	(75)	(114)
Other	(116)	(110)
Deferred tax liabilities	(191)	(224)
Net deferred tax assets	$3,779	$3,687
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting

Policies,” above. At December 31, 2015 and September 30, 2015, respectively, management determined that no valuation allowance was necessary for any of the deferred tax assets.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2015, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2012 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the three month periods ended December 31, 2015 and 2014, the Company did not recognize any interest or penalties related to income tax issues in its consolidated statements of operations. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of December 31, 2015 or September 30, 2015 respectively.
NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of December 31, 2015, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At December 31, 2015, 284,778 options had been granted under this plan to eligible participants.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of December 31, 2015, 32,500 restricted shares under this plan were granted. As of December 31, 2015, 95,000 options had been granted to eligible participants.
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
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan were $27 and $18 for the years ended December 31, 2015 and 2014, respectively.

Restricted Common Stock Award

	December 31, 2015		September 30, 2015
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of fiscal year	46,857	$7.59	41,014	$6.51
Granted	—	—	17,500	9.20
Vested	(2,031)	5.56	(11,657)	6.18
Forfeited	—	—	—	—
Unvested and outstanding fiscal to date	44,826	$7.68	46,857	$7.59
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to both plans for the three month periods ended December 31, 2015 and 2014, was $16 and $12, respectively.
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2016
Outstanding at September 30, 2015	171,737	$7.46
Granted	—	—
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2015	171,737	$7.46	7.58
Exercisable at December 31, 2015	68,408	$6.71	5.20	$188
Fully vested and expected to vest	171,737	$7.46	7.32	$344
2015
Outstanding at September 30, 2014	179,192	$6.52
Granted	50,000	9.20
Exercised	(51,955)
Forfeited or expired	(5,500)
Outstanding at September 30, 2015	171,737	$7.46	7.58	$—
Exercisable at September 30, 2015	63,764	$6.79	5.33
Fully vested and expected to vest	171,737	$7.46	7.58
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2016	2015
Intrinsic value of options exercised	$—	$180
Cash received from options exercised	$—	$299
Tax benefit realized from options exercised	$—	$9
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2016	2015
Dividend yield	0.00%	0.88%
Risk-free interest rate	—%	2.1%
Weighted average expected life (years)	0	10
Expected volatility	—%	2%

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the three months ended December 31, 2015:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized losses arising during the period	$(316)	126	$(190)
Other comprehensive income	$(316)	$126	$(190)
The changes in the accumulated balances for each component of other comprehensive income (loss) for the three months ended December 31, 2015 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2015	$(249)	$35	$(214)
Current year-to-date other comprehensive income, net of tax	(190)	—	(190)
Ending balance, December 31, 2015	$(439)	$35	$(404)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” or the negative of those terms or other words of similar meaning.  Such forward-looking statements in this report are inherently subject to many uncertainties arising in the Company’s operations and business environment. These uncertainties include general economic conditions, in particular, relating to consumer demand for the Bank’s products and services; the Bank’s ability to maintain current deposit and loan levels at current interest rates; competitive and technological developments; deteriorating credit quality, including changes in the interest rate environment reducing interest margins; prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity; maintaining capital requirements may limit the Bank’s operations and potential growth; changes and trends in capital markets; competitive pressures among depository institutions; effects of critical accounting estimates and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies overseeing the Bank; the Bank’s ability to implement its cost-savings and revenue enhancement initiatives including managing costs associated with its branch consolidation and new market branch growth initiatives; legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank or the Company; fluctuation of the Company’s stock price; the Bank's ability to attract and retain key personnel; the Bank's ability to secure confidential information through the use of computer systems and telecommunications networks; and the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Such uncertainties and other risks that may affect the Company’s performance are discussed further in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K, for the year ended September 30, 2015 filed with the Securities and Exchange Commission on December 7, 2015. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of December 31, 2015, and our consolidated results of operations for the three months ended December 31, 2015, compared to the same period in the prior fiscal year for the three months ended December 31, 2014. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 7, 2015. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three month periods ended December 31, 2015 and 2014, respectively:

	Three Months Ended December 31,
	2015	2014
Net income as reported	$860	$715
EPS - basic, as reported	$0.16	$0.14
EPS - diluted, as reported	$0.16	$0.14
Cash dividends paid	$—	$—
Return on average assets (annualized)	0.59%	0.50%
Return on average equity (annualized)	5.60%	4.89%
Efficiency ratio, as reported (1)	72.23%	72.90%

(1)
The efficiency ratio is calculated as non-interest expense minus branch closure costs divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in net income. A lower ratio indicates greater efficiency.

Key factors behind these results were:

•
Net interest income was $4,553 for the three month period ended December 31, 2015, a decrease of $288 or 5.95% from the prior year period. The decrease was primarily due to loan sales in prior years of fixed rate longer term consumer real estate loans and the continued pressure on interest earning asset yields from the low interest rate environment and from market competition. These loan sales are part of the Company's ongoing loan portfolio and balance sheet management activities undertaken to manage, among other things, interest rate risk and liquidity.

•	The net interest margin of 3.22% for the three months ended December 31, 2015 represents a 25 bp decrease from a net interest margin of 3.47% for the three months ended December 31, 2014.

•
Total loans were $453,649 at December 31, 2015, an increase of $3,139, or 0.70%, from their balances at September 30, 2015, due to commercial loan growth. Total deposits were $457,732 at December 31, 2015, an increase of $1,434, or 0.31%, from their balances at September 30, 2015.

•
Net loan charge-offs decreased from $194 for the three months ended December 31, 2014 to $130 for the three months ended December 31, 2015, as a result of overall credit quality improvement within our loan portfolio. Continued lower levels of net loan charge-offs in recent periods led to a decreased provision for loan losses of $75 for the three month period ended December 31, 2015, compared to $235 for the three months ended December 31, 2014. Annualized net loan charge-offs as a percentage of average loans were 0.12% for the three months ended December 31, 2015, compared to 0.17% for the three months ended December 31, 2014.

•
Non-interest income decreased from $1,034 for the three months ended December 31, 2014 to $950 for the three months ended December 31, 2015, due to a loan sale premium received in the first quarter of the previous year in the amount of $89 and lower service charges on deposit accounts in the current period.

•
Non-interest expense decreased $398, from $4,492 to $4,094, for the three month period ending December 31, 2015 compared to the three month period ending December 31, 2014. Non-interest expense reductions reflected reduced occupancy expenses as part of our branch rationalization plan.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and their related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that our management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit to our Form 10-K annual report for the fiscal year ending September 30, 2015, our critical accounting estimates are as follows:
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
Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including estimating the amount and timing of future cash flows expected to be received on impaired loans, any of which estimates may be susceptible to significant change. In our opinion, the allowance for loan losses, when taken as a whole, reflects estimated probable loan losses in our loan portfolio.
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of December 31, 2015, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three month periods ended December 31, 2015 and 2014, respectively.
Tax equivalent net interest income was $4,613 for the three months ended December 31, 2015, compared to $4,861 for the three months ended December 31, 2014. The net interest margin for the three month period ended December 31, 2015 was 3.22% compared to 3.47% for the three month period ended December 31, 2014.
As shown in the rate/volume analysis in the following pages, volume changes resulted in a decrease of $65 in net interest income for the three month period ended December 31, 2015 compared to the comparable prior year period. The increase and changes in the composition of interest earning assets resulted in a decrease of $56 for the three month period ended December 31, 2015, compared to the same period in the prior year. Rate changes on interest earning assets decreased net interest income by $190 for the three month period ended December 31, 2015. Rate changes on interest-bearing liabilities decreased interest expense by $7 over the same period in the prior year, resulting in a net decrease of $183 in net interest income as a result of changes in interest rates due to competitive pricing during the three month period ended December 31, 2015. Rate decreases on loans are reflective of the overall lower market interest rate environment versus historic levels. While the overall rate environment was lower in the current year to date period versus historic levels for deposit products as well, our emphasis on restructuring our branch network as part of our overall efficiency strategy has resulted in a change in our deposit mix and led to an increase in our interest expense.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three month period ended December 31, 2015, and for the comparable prior year three month periods. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $568,003 for the three month period ended December 31, 2015, compared to $555,388 for the comparable prior year periods. Interest income on interest earning assets was $5,734 for the three month period ended December 31, 2015 compared to $5,980 for the same period in the prior year. Interest income is comprised primarily of interest income on loans and interest income on investment securities adjusted for the tax benefit of tax-exempt securities. Interest income on loans was $5,250 for the three month period ended December 31, 2015, compared to $5,596 for the comparable prior year period. Interest income on investment securities was $424 for the three month period ended December 31, 2015, compared to $342 and for the similar prior year period. The decrease in loan interest income in the current year three month period was primarily due to a continued lower interest rate environment in the current year period over the comparable period in the prior year.
Average interest-bearing liabilities were $496,547 for the three month period ended December 31, 2015, compared to $488,885 for the similar prior year period. Interest expense on interest-bearing liabilities was $1,121 for the three month period ended December 31, 2015, compared to $1,119 for the same period in the prior year. Interest expense remained relatively flat during the current three month period compared to the comparable prior year period, as increases in deposit balances were offset by corresponding changes in deposit mix, resulting in slightly higher rates paid on deposits.
For the three months ended December 31, 2015, interest expense on interest-bearing deposits decreased $2 from volume and mix changes and increased $6 from the impact of the rate environment, resulting in an aggregate increase of $4 in interest expense on interest-bearing deposits during such periods. Interest expense on FHLB advances increased $11 from volume and mix changes and decreased $13 from the impact of the rate environment during the three month period ended December 31, 2015 for an aggregate decrease of $2 for the three month period. The net decrease in average rates was primarily due to maturing FHLB borrowings advanced with shorter terms and lower rates.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended December 31, 2015 compared to the three months ended December 31, 2014:

	Three months ended December 31, 2015			Three months ended December 31, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$19,575	$15	0.30%	$13,010	$8	0.24%
Loans	451,809	5,250	4.61%	464,540	5,596	4.78%
Interest-bearing deposits	3,055	17	2.21%	808	4	1.96%
Investment securities (1)	88,938	424	1.89%	71,684	342	1.89%
Non-marketable equity securities, at cost	4,626	28	2.40%	5,346	30	2.23%
Total interest earning assets	$568,003	$5,734	4.01%	$555,388	$5,980	4.27%
Average interest-bearing liabilities:
Savings accounts	$27,019	$8	0.12%	$27,578	$7	0.10%
Demand deposits	23,952	44	0.73%	18,642	34	0.72%
Money market	144,284	154	0.42%	139,561	151	0.43%
CD’s	219,873	683	1.23%	225,702	694	1.22%
IRA’s	22,528	67	1.18%	22,261	66	1.18%
Total deposits	437,656	956	0.87%	433,744	952	0.87%
FHLB Advances	58,891	165	1.11%	55,141	167	1.20%
Total interest-bearing liabilities	$496,547	$1,121	0.90%	$488,885	$1,119	0.91%
Net interest income		$4,613			$4,861
Interest rate spread			3.11%			3.36%
Net interest margin			3.22%			3.47%
Average interest earning assets to average interest-bearing liabilities			1.14			1.14
(1) For the quarters ended December 31, 2015 and 2014, the average balances of the tax exempt investment securities, included in investment securities, were $26,572 and $9,446, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

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
RATE / VOLUME ANALYSIS (1)
(Dollar amounts in thousands)
Three months ended December 31, 2015 compared to the three months ended December 31, 2014:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$5	$2	$7
Loans	(151)	(195)	(346)
Interest-bearing deposits	12	1	13
Investment securities	82	—	82
Non-marketable equity securities, at cost	(4)	2	(2)
Total interest earning assets	(56)	(190)	(246)
Interest expense:
Savings accounts	—	1	1
Demand deposits	10	—	10
Money market accounts	5	(2)	3
CD’s	(18)	7	(11)
IRA’s	1	—	1
Total deposits	(2)	6	4
FHLB Advances	11	(13)	(2)
Total interest bearing liabilities	9	(7)	2
Net interest income	$(65)	$(183)	$(248)

Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. Prior to the past 3 years, higher charge off levels and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Estimates—Allowance for Loan Losses”, made it necessary to increase our provision to ensure an adequate ALL. Within the last year, we have experienced lower levels of charge-offs and nonperforming loans. With both local and national unemployment rates improving slightly in recent quarters and improved asset quality due to our stricter underwriting standards, we anticipate our actual charge-off experience to remain stable throughout the remainder of the fiscal year ending September 30, 2016.
Net loan charge-offs for the three month period ended December 31, 2015 were $130, compared to $194, for the comparable prior year period. Annualized net charge-offs to average loans were 0.12% for the three months ended December 31, 2015, compared to 0.17% for the comparable period in the prior year. Non-accrual loans were $848 at December 31, 2015, compared to $748 at September 30, 2015. We believe our credit and underwriting policies have supported more effective lending decisions by the Bank, resulting in improved loan quality. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a provision for loan losses of $75 for the three month period ended December 31, 2015, compared to $235 for the comparable prior year periods. Management believes that the provision taken for the current year three month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make adjustments to our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three month period ended December 31, 2015 and 2014, respectively.

	Three months ended December 31,		%
	2015	2014	Change
Non-interest Income:
Net gain (loss) on available for sale securities	$—	$2	(100.00)%
Service charges on deposit accounts	423	472	(10.38)
Loan fees and service charges	321	355	(9.58)
Other	206	205	0.49
Total non-interest income	$950	$1,034	(8.12)%
The decrease of $49 in service charges on deposit accounts for the three month period ended December 31, 2015, from the amount in the comparative period of the prior year, was primarily due to a decrease in overdraft fee income during the current three month period ended December 31, 2015. The decrease of $84 in non-interest income during the current year three month period ended December 31, 2015 over the prior year period, was primarily due to a loan sale premium received in the first quarter of the previous year in the amount of $89 recorded in loan fees and service charges.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three month period ended December 31, 2015 and 2015, respectively.

	Three months ended December 31,		%
	2015	2014	Change
Non-interest Expense:
Salaries and related benefits	$2,218	$2,175	1.98%
Occupancy - net	569	820	(30.61)
Office	252	256	(1.56)
Data processing	409	389	5.14
Amortization of core deposit intangible	14	14	—
Advertising, marketing and public relations	137	98	39.80
FDIC premium assessment	85	104	(18.27)
Professional services	151	319	(52.66)
Other	259	317	(18.30)
Total non-interest expense	$4,094	$4,492	(8.86)%

Non-interest expense (annualized) / Average assets	2.80%	3.23%	(4.64)%
Non-interest expense decreased $398 for the three month period ended December 31, 2015, compared to the same period in the prior year. During the current three month period, occupancy and office expenses decreased due to efficiencies and cost savings realized over recent periods through management initiatives including branch closures and technology improvements. Occupancy costs consist primarily of office rental and depreciation expenses. Advertising, marketing and public relations expenses increased during the three month period over the same period in the prior year due to an increased emphasis on marketing our brand. We are continuing to focus on technology providing progressive, online and mobile banking services that complement friendly, knowledgeable bankers in convenient community bank locations. As we redefine and expand our footprint, we expect these costs to continue to rise. Professional services expense decreased in the current year three month period primarily due to higher professional services costs and related accruals in the comparable prior period related to branch closures.
Income Taxes. Income tax expense was $474 for the three months ended December 31, 2015, compared to $433 for the same period in the prior year.

BALANCE SHEET ANALYSIS
Loans. Gross Loan balances increased by $3,139, or 0.70%, to $453,649 as of December 31, 2015 from $450,510 at September 30, 2015. At December 31, 2015, the loan portfolio was comprised of $172,713 of loans secured by real estate, or 45.4% of total loans including $73,233 in commercial and agricultural real estate loans, and $207,703 of consumer and other loans, or 54.6% of total loans. Consumer and other loans include secured consumer loans of $126,047 in indirect loans secured primarily by boats and travel trailers, $42,683 of third party purchased indirect loans secured primarily by household goods, $13,608 of automobile loans and C&I loans totaling $14,456. At September 30, 2015, the loan portfolio mix included real estate loans of $243,959, or 54.1% of total loans including $63,266 in commercial and agricultural real estate loans, and consumer and other loans of $207,301, or 45.9% of total loans. Consumer and other loans include secured consumer loans of $130,880 in indirect loans, $39,705 of third party purchased indirect loans, $14,113 of automobile loans and C&I loans totaling $10,010. The weighted average remaining term for our secured consumer direct loans was 3.4 years at December 31, 2015 and 3.5 years at September 30, 2015. The weighted average remaining term for our secured consumer indirect loans was 7.2 years at December 31, 2015 and 7.3 years at September 30, 2015. The weighted average remaining term for our overall loan portfolio was 8.2 years at December 31, 2015 and 8.3 years at September 30, 2015
Allowance for Loan Losses. The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we maintain an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated statements of operations as PLL. See “Provision for Loan Losses” earlier in this Report. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner, as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and that are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At December 31, 2015, we had 131 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $5,480. Of the 131 impaired loans, there were 39 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $1,977 for which $225 in specific ALL was recorded as of December 31, 2015.
At December 31, 2015, the ALL was $6,441, or 1.42% of our total loan portfolio, compared to ALL of $6,496, or 1.44% of the total loan portfolio at September 30, 2015. This level was based on our analysis of the loan portfolio risk at December 31, 2015, taking into account the factors discussed above. At December 31, 2015, the ALL was 1.57% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 1.58% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2015. We have established a separate restricted reserve account for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	December 31, 2015 and Three Months Then Ended	September 30, 2015 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$848	$748
Accruing loans past due 90 days or more	772	473
Total nonperforming loans (“NPLs”)	1,620	1,221
Other real estate owned	734	838
Other collateral owned	70	64
Total nonperforming assets (“NPAs”)	$2,424	$2,123
Troubled Debt Restructurings (“TDRs”)	$3,794	$4,010
Nonaccrual TDRs	311	332
Average outstanding loan balance	445,687	460,438
Loans, end of period (1)	453,649	450,510
Total assets, end of period	581,770	580,148
ALL, at beginning of period	$6,496	$6,506
Loans charged off:
Real estate loans	(41)	(405)
Consumer and other loans	(138)	(601)
Total loans charged off	(179)	(1,006)
Recoveries of loans previously charged off:
Real estate loans	2	69
Consumer and other loans	47	271
Total recoveries of loans previously charged off:	49	340
Net loans charged off (“NCOs”)	(130)	(666)
Additions to ALL via provision for loan losses charged to operations	75	656
ALL, at end of period	$6,441	$6,496
Ratios:
ALL to NCOs (annualized)	1,238.65%	975.38%
NCOs (annualized) to average loans	0.12%	0.14%
ALL to total loans	1.42%	1.44%
NPLs to total loans	0.36%	0.27%
NPAs to total assets	0.42%	0.37%
(1)    Total loans at December 31, 2015, include $42,683 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.
Loans 30 days or more past due increased at December 31, 2015 compared to their balances as of September 30, 2015 due to seasonal loan delinquency. However, loans 30 to 89 days past due have decreased during the three month period ended December 31, 2015 compared to the comparable prior year period, which management believes is indicative of a decreasing likelihood of loans migrating toward nonaccrual or nonperforming status in the future.  We believe our credit and underwriting policies continue to support more effective lending decisions by the Bank, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.
Non-performing loans of $1,620 at December 31, 2015, which included $311 of non-accrual troubled debt restructured loans, reflected an increase of $399 from the non-performing loans balance of $1,221 at September 30, 2015. These non-

performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Our non-performing assets were $2,424 at December 31, 2015, or 0.42% of total assets, compared to $2,123, or 0.37% of total assets at September 30, 2015. The increase in non-performing assets since September 30, 2015 was primarily a result of an increase in nonperforming loans.
Other real estate owned (OREO) decreased by $104, from $838 at September 30, 2015 to $734 at December 31, 2015. Other collateral owned increased $6 during the three months ended December 31, 2015 to $70 from the September 30, 2015 balance of $64. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Net charge offs for the three month period ended December 31, 2015 were $130, compared to $194 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.12% for the three month period ended December 31, 2015, compared to 0.14% for the twelve months ended September 30, 2015. Improved net charge-offs during the current year to date period were primarily a result of the overall credit quality improvement within our loan portfolio.
Investment Securities. We manage our securities portfolio in an effort to enhance income and provide liquidity. Our investment portfolio is comprised of securities available for sale and securities held to maturity. The weighted average life of the investment portfolio was 4.9 years at December 31, 2015, compared with 4.6 years at September 30, 2015. The modified duration of the investment portfolio was 4.4 years at December 31, 2015, compared with 4.2 years at September 30, 2015.
Securities held to maturity were $7,724 at December 31, 2015, compared with $8,012 at September 30, 2015. Securities available for sale, which represent the majority of our investment portfolio, were $87,161 at December 31, 2015, compared with $79,921 at September 30, 2015.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
December 31, 2015
U.S. government agency obligations	$15,035	$14,718
Obligations of states and political subdivisions	29,586	29,596
Mortgage-backed securities	43,199	42,781
Federal Agricultural Mortgage Corporation	71	66
Totals	$87,891	$87,161
September 30, 2015
U.S. government agency obligations	$15,240	$15,020
Obligations of states and political subdivisions	27,573	27,407
Mortgage-backed securities	37,451	37,440
Federal Agricultural Mortgage Corporation	71	54
Totals	$80,335	$79,921
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
December 31, 2015
Obligations of states and political subdivisions	$1,318	$1,318
Mortgage-backed securities	6,406	6,536
Totals	$7,724	$7,854
September 30, 2015
Obligations of states and political subdivisions	$1,319	$1,318
Mortgage-backed securities	6,693	6,901
Totals	$8,012	$8,219

The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	December 31, 2015		September 30, 2015
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$58,234	$57,499	$52,692	$52,460
AAA	733	740	734	735
AA	24,333	24,291	22,228	22,057
A	3,233	3,267	2,970	2,959
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	1,358	1,364	1,711	1,710
Total	$87,891	$87,161	$80,335	$79,921
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	December 31, 2015		September 30, 2015
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$6,406	$6,536	$6,693	$6,901
AAA	—	—	—	—
AA	—	—	—	—
A	968	968	969	968
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	350	350	350
Total	$7,724	$7,854	$8,012	$8,219

At December 31, 2015, securities in the amount of $4,184 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of December 31, 2015, this line of credit had a zero balance. The Bank has pledged certain of its U.S. Government Agency securities as collateral against specific municipal deposits.
Deposits. Deposits increased to $457,732 at December 31, 2015, from $456,298 at September 30, 2015, largely due to an increase in consumer checking, commercial and municipal deposits, partially offset by deposit runoff in the markets where branch closures took place.
Our objective is to grow core deposits and build customer relationships by expanding our deposit product offerings and providing excellent customer service. Management expects to continue to place emphasis on both retaining and generating additional core deposits in 2016 through competitive pricing of deposit products, our branch delivery systems that have already been established and electronic banking.
Institutional certificates of deposit as a funding source decreased for the three months ended December 31, 2015 from their balance as of September 30, 2015. Institutional certificates of deposit remain an important part of our deposit mix as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $14,869 and $22,773 in brokered deposits at December 31, 2015 and September 30, 2015, respectively. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances were $58,891 as of December 31, 2015 and September 30, 2015.
Stockholders’ Equity. Total stockholders’ equity was $61,236 at December 31, 2015, compared to $60,535 at September 30, 2015. Total stockholders’ equity increased by $701, primarily as a result of an increase in retained earnings during the three months ended December 31, 2015.

Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At December 31, 2015, our liquidity ratio was 10.20%, which is above our targeted liquidity ratio of 10.0%.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $24,843 of our $240,650 (10.3%) CD portfolio as of December 31, 2015 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. Through new deposit product offerings to our consumer and commercial loan customers, we are currently attempting to strengthen customer relationships by building core deposit relationships. In the present interest rate environment, and based on maturing yields, this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $57,880 available under this arrangement. We also maintain lines of credit of $3,300 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank line of credit is a discretionary line of credit. As of December 31, 2015, our line of credit balance with the Federal Home Loan Bank was $58,891. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank and Bankers' Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2015, the Company had $16,303 in unused commitments, compared to $24,097 in unused commitments as of September 30, 2015.
Capital Resources. As of December 31, 2015, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2015 (Unaudited)
Total capital (to risk weighted assets)	$65,939,000	16.6%	$31,750,000	>=	8.0%	$39,688,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	60,960,000	15.4%	23,813,000	>=	6.0%	31,750,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	60,960,000	15.4%	17,860,000	>=	4.5%	25,797,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	60,960,000	10.5%	23,303,000	>=	4.0%	29,129,000	>=	5.0%
As of September 30, 2015 (Audited)
Total capital (to risk weighted assets)	$64,930,000	16.5%	$31,443,000	>=	8.0%	$39,304,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	59,997,000	15.3%	23,583,000	>=	6.0%	31,443,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	59,997,000	15.3%	17,687,000	>=	4.5%	25,548,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	59,997,000	10.4%	23,031,000	>=	4.0%	28,788,000	>=	5.0%

At December 31, 2015, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

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

•
managing our exposure to changes in interest rates, including but not limited to the sale of longer term fixed rate consumer loans. In fiscal 2015, the bank sold approximately $15.7 million in fixed rate longer term consumer real estate loans to lessen our exposure to changes in interest rates. Additional loan sales may occur in the future if the analysis proves advantageous to the Bank; and

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
The following table sets forth, at September 30, 2015 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of December 31, 2015, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$36,916	$(41,454)	(53)%	7.10%	(505)	bp
+200 bp	54,752	(23,618)	(30)%	10.06%	(209)
+100 bp	68,836	(9,534)	(12)%	12.15%	(121)
0 bp	78,370	—	—	13.36%	—
-100 bp	80,768	2,398	3%	13.45%	9

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.

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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2015, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at reaching a level of reasonable assurance.
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
There are no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K, for the fiscal year ended September 30, 2015. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

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
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: February 8, 2016	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: February 8, 2016	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer