Form 10-Q
period 2016-03-31
Citizens Community Bancorp Inc.
filed 2016-05-13
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
At May 13, 2016 there were 5,245,181 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2016

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2016 (unaudited) and September 30, 2015
(derived from audited financial statements)
(in thousands, except share data)

	March 31, 2016	September 30, 2015
Assets
Cash and cash equivalents	$22,012	$23,872
Other interest-bearing deposits	2,992	2,992
Investment securities (available for sale securities at fair value of $86,114 and $79,921, and held to maturity securities at cost of $7,427 and $8,012 at March 31, 2016 and September 30, 2015, respectively)	93,541	87,933
Non-marketable equity securities, at cost	4,626	4,626
Loans receivable	466,492	450,510
Allowance for loan losses	(6,303)	(6,496)
Loans receivable, net	460,189	444,014
Office properties and equipment, net	2,834	2,669
Accrued interest receivable	1,725	1,574
Intangible assets	341	104
Goodwill	435	—
Foreclosed and repossessed assets, net	832	902
Other assets	12,273	11,462
TOTAL ASSETS	$601,800	$580,148

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$473,833	$456,298
Federal Home Loan Bank advances	61,474	58,891
Other liabilities	4,422	4,424
Total liabilities	539,729	519,613

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000, 5,245,181 and 5,232,579 shares issued and outstanding, respectively	52	52
Additional paid-in capital	54,825	54,740
Retained earnings	7,177	6,245
Unearned deferred compensation	(235)	(288)
Accumulated other comprehensive income (loss)	252	(214)
Total stockholders’ equity	62,071	60,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$601,800	$580,148
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended March 31, 2016 and 2015
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Interest and dividend income:
Interest and fees on loans	$5,301	$5,375	$10,551	$10,971
Interest on investments	441	317	865	681
Total interest and dividend income	5,742	5,692	11,416	11,652
Interest expense:
Interest on deposits	951	946	1,907	1,898
Interest on borrowed funds	164	161	329	328
Total interest expense	1,115	1,107	2,236	2,226
Net interest income before provision for loan losses	4,627	4,585	9,180	9,426
Provision for loan losses	—	150	75	385
Net interest income after provision for loan losses	4,627	4,435	9,105	9,041
Non-interest income:
Net gains on available for sale securities	4	45	4	47
Service charges on deposit accounts	331	378	754	850
Loan fees and service charges	263	292	584	647
Other	212	209	418	414
Total non-interest income	810	924	1,760	1,958
Non-interest expense:
Salaries and related benefits	2,188	2,178	4,406	4,353
Occupancy	712	664	1,281	1,484
Office	262	252	514	508
Data processing	420	395	829	784
Amortization of core deposit intangible	21	14	35	28
Advertising, marketing and public relations	145	186	282	284
FDIC premium assessment	84	104	169	208
Professional services	241	270	392	589
Other	294	358	553	675
Total non-interest expense	4,367	4,421	8,461	8,913
Income before provision for income taxes	1,070	938	2,404	2,086
Provision for income taxes	369	342	843	775
Net income attributable to common stockholders	$701	$596	$1,561	$1,311
Per share information:
Basic earnings	$0.13	$0.11	$0.30	$0.25
Diluted earnings	$0.13	$0.11	$0.30	$0.25
Cash dividends paid	$0.12	$0.08	$0.12	$0.08
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Six months ended March 31, 2016 and 2015
(in thousands, except per share data)

	Six Months Ended
	March 31, 2016	March 31, 2015
Net income attributable to common stockholders	$1,561	$1,311
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains arising during period	498	615
Reclassification adjustment for gains included in net income	3	28
Unrealized gains on securities	501	643
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains	(35)	—
Total other comprehensive income, net of tax	466	643
Comprehensive income	$2,027	$1,954

Reclassifications out of accumulated other comprehensive income for the six months ended March 31, 2016 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$4		Net gain on sale of available for sale securities
	(2)		Provision for income taxes
Total reclassifications for the period	$2		Net income attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended March 31, 2016
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2015	5,232,579	$52	$54,740	$6,245	$(288)	$(214)	$60,535
Net income				1,561			1,561
Other comprehensive income, net of tax						466	466
Surrender of restricted shares of common stock	(4,670)		(42)				(42)
Common stock options exercised	17,272		95				95
Stock option expense			32				32
Amortization of restricted stock					53		53
Cash dividends ($0.12 per share)				(629)			(629)
Balance, March 31, 2016	5,245,181	$52	$54,825	$7,177	$(235)	$252	$62,071
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended March 31, 2016 and 2015
(in thousands, except per share data)

	Six Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income attributable to common stockholders	$1,561	$1,311
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	620	428
Depreciation	390	704
Provision for loan losses	75	385
Net realized gain on sale of securities	(4)	(47)
Amortization of core deposit intangible	35	28
Amortization of restricted stock	53	44
Stock based compensation expense	32	28
Loss on sale of office properties	—	—
Provision (benefit) for deferred income taxes	280	(168)
Net gains from disposals of foreclosed properties	(79)	(39)
Provision for valuation allowance on foreclosed properties	—	34
Increase in accrued interest receivable and other assets	(1,534)	(222)
(Decrease) increase in other liabilities	(21)	325
Total adjustments	(153)	1,500
Net cash provided by operating activities	1,408	2,811
Cash flows from investing activities:
Purchase of investment securities	(14,404)	(17,079)
Net increase in interest-bearing deposits	—	(1,250)
Proceeds from sale of securities available for sale	3,725	22,065
Principal payments on investment securities	5,289	3,634
Proceeds from sale of Federal Reserve Bank (FRB) Stock	—	239
Proceeds from sale of foreclosed properties	610	759
Net (increase) decrease in loans	(348)	15,778
Net capital expenditures	(518)	(91)
Net cash received from branch acquisition	10,001	—
Net cash received from sale of office properties	—	8
Net cash provided by investing activities	4,355	24,063
Cash flows from financing activities:
Net increase (decrease) in Federal Home Loan Bank advances	2,583	(8,000)
Net (decrease) increase in deposits	(9,596)	5,720
Surrender of restricted shares of common stock	(42)	(29)
Exercise of common stock options	95	299
Termination of director retirement plan/supplemental executive retirement plan	(34)	—
Cash dividends paid	(629)	(419)
Net cash used in financing activities	(7,623)	(2,429)
Net (decrease) increase in cash and cash equivalents	(1,860)	24,445
Cash and cash equivalents at beginning of period	23,872	11,434
Cash and cash equivalents at end of period	$22,012	$35,879
Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$1,887	$1,896
Interest on borrowings	$327	$330
Income taxes	$1,123	$720
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$461	$755
See accompanying condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements include the accounts of Citizens Community Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Citizens Community Federal N.A. (the "Bank"), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. As used in this quarterly report, the terms “we”, “us”, “our”, and “Citizens Community Bancorp, Inc.” mean the Company and its wholly owned subsidiary, the Bank, unless the context indicates other meaning.
On April 16, 2014, the U.S. Office of the Comptroller of the Currency (the "OCC"), the primary federal regulator for the Company and the Bank, provided written notice to the Bank of the OCC's approval for the Bank to convert to a national banking association (a "National Bank") and operate under the title of Citizens Community Federal National Association ("Citizens Community Federal N.A."). The consummation of the conversion to a National Bank was effective as of May 31, 2014.
On April 18, 2014, Citizens Community Bancorp, Inc. received written notice from the Federal Reserve Bank of
Minneapolis (the "FRB") notifying the Company of the FRB's approval of the Company becoming a bank holding company as a result of the proposed conversion of the Bank from a federally-chartered savings bank to a National Bank, which approval was also effective as of May 31, 2014.
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary. The Bank originates residential, commercial, agricultural, consumer and commercial and industrial (C&I) loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 16 full-service offices, eight stand-alone locations and 8 branches predominantly located inside Walmart Supercenters.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred through May 13, 2016, the date on which the financial statements were available to be issued. As of May 13, 2016, there were no subsequent events which required recognition or disclosure.
On February 10, 2016, the Bank entered into a Plan and Agreement of Merger (the “Agreement”) by and among Old Murry Bancorp, Inc., a Wisconsin Corporation ("Old Murray") and Community Bank of Northern Wisconsin ("CBN"), a Wisconsin State Bank with its headquarters located in Rice Lake, Wisconsin (the "Merger"). All of CBN's outstanding shares of stock are owned by Old Murry.
Pursuant to the Agreement, the Bank will acquire all of the assets and liabilities of CBN. The purchase price to be paid for the net assets of CBN is expected to be funded by a combination of cash and newly issued debt of the Company. On April 22, 2016, the OCC approved the proposal for the merger of CBN with and into the Bank. The Merger is expected to close on May 16, 2016.
The accompanying consolidated interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Unless otherwise stated herein, and except for shares and per share amounts, all amounts are in thousands.
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated.
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
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual substandard loans not considered a TDR when full payment under the loan terms is not expected. All TDRs are individually evaluated for impairment. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. If a TDR or substandard loan is deemed to be impaired, a specific ALL allocation may be established so that the loan is reported, net, at the lower of (a) outstanding principal balance, (b) the present value of estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any collateral, less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90 days past due, and certain substandard loans that are less than 90 days delinquent, the likelihood of the loan migrating to over 90 days past due is also taken into account when determining the specific ALL allocation for these particular loans. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, as well as non-TDR commercial loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.
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
Recent Accounting Pronouncements - In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify certain areas of share-based payment transaction accounting, including the income tax consequences, equity or liability classification of certain share awards, and classification on the statement of cash flows. ASU 2016-09 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the effect on the consolidated results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)". ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company expects the adoption of ASU 2016-02 to have no material effect on the Company's consolidated results of operations, financial position or cash flows.

In January 2016, the FASB issued ASU 2016-01 "Financial Instruments-overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 is intended to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public entities, ASU 2016-01 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted, except for certain provisions of ASU 2016-01, which are not applicable to the Company. The Company expects the adoption of ASU 2016-01 to have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In August 2014, the FASB issued ASU 2014-14; "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)". ASU 2014-14 is intended to improve accounting and disclosure consistency related to how creditors classify government-guaranteed mortgage loans, including the Federal HOusing Adminstration ("FHA") or UNited States Department of Veterans Affairs ("VA") guaranteed loans, upon foreclosure. For public entities, ASU 2014-09 is effective on a prospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company has adopted ASU 2014-14 effective December 31, 2015. The adoption of ASU 2014-04 had no effect on the Company's consolidated results of operations, financial position or cash flows.
In May 2014, the FASB issued ASU 2014-09; "Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to clarify and simplify revenue recognition principles, develop a common revenue standard across industries and accounting frameworks, and improve the usefulness and consistency of revenue reporting. The effective dates for ASU 2014-09 were deferred one year when the FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606: Deferral of the Effective Date" in August 2015. For public entities, ASU 2014-09 is effective on a retrospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company expects the adoption of ASU 2014-09 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.
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
Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2016 and September 30, 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Investment securities:
U.S. government agency obligations	$16,279	$—	$16,279	$—
Obligations of states and political subdivisions	30,145	—	30,145	—
Mortgage-backed securities	39,610	—	39,610	—
Federal Agricultural Mortgage Corporation	80	—	80	—
Total	$86,114	$—	$86,114	$—
September 30, 2015
Investment securities:
U.S. government agency obligations	$15,020	$—	$15,020	$—
Obligations of states and political
subdivisions	27,407	—	27,407	—
Mortgage-backed securities	37,440	—	37,440	—
Federal Agricultural Mortgage Corporation	54	—	54	—
Total	$79,921	$—	$79,921	$—

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2016 and September 30, 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Foreclosed and repossessed assets, net	$832	$—	$—	$832
Impaired loans with allocated allowances	1,821	—	—	1,821
Total	$2,653	$—	$—	$2,653
September 30, 2015
Foreclosed and repossessed assets, net	$902	$—	$—	$902
Impaired loans with allocated allowances	2,349	—	—	2,349
Total	$3,251	$—	$—	$3,251
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
Cash and Cash Equivalents
Due to their short-term nature, the carrying amounts of cash and cash equivalents are considered to be a reasonable estimate of fair value and represents a level 1 measurement.
Other Interest-Bearing Deposits
Fair value of interest bearing deposits is estimated using a discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and represents a level 3 measurement.
Non-marketable Equity Securities, at cost
Non-marketable equity securities are comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock carried at cost, which are their redeemable fair values since the market for each category of this stock is restricted and represents a level 1 measurement.
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The fair value of loans is considered to be a level 3 measurement.
Accrued Interest Receivable and Payable
Due to their short-term nature, the carrying amounts of accrued interest receivable and payable are considered to be a reasonable estimate of fair value and represents a level 1 measurement.

Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date and represents a level 1 measurement. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level measurement.
Federal Home Loan Bank Advances
The fair value of long-term borrowed funds is estimated using discounted cash flows based on the Bank’s current incremental borrowing rates for similar borrowing arrangements. The carrying value of short-term borrowed funds approximates their fair value and represents a level 2 measurement.
Off-Balance Sheet Instruments
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
The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company's financial instruments as of the dates indicated below were as follows:

	March 31, 2016		September 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$22,012	$22,012	$23,872	$23,872
Interest-bearing deposits	2,992	3,061	2,992	3,022
Investment securities	93,541	93,773	87,933	88,140
Non-marketable equity securities, at cost	4,626	4,626	4,626	4,626
Loans receivable, net	460,189	479,624	444,014	462,227
Accrued interest receivable	1,725	1,725	1,574	1,574
Financial liabilities:
Deposits	$473,833	$477,794	$456,298	$460,450
FHLB advances	61,474	61,567	58,891	59,357
Accrued interest payable	38	38	18	18
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
Below is a breakdown of loans by risk rating as of March 31, 2016:

	1 to 5	6	7	8	9	TOTAL
Real estate loans:
Consumer	$171,848	$—	$1,476	$—	$—	$173,324
Commercial/agricultural	85,821	—	—	—	—	85,821
Total real estate loans	257,669	—	1,476	—	—	259,145
Consumer and other loans:	204,883	—	472	—	2	205,357
Gross loans	$462,552	$—	$1,948	$—	$2	$464,502
Net deferred loan costs (fees)						1,990
Allowance for loan losses						(6,303)
Loans receivable, net						$460,189
Below is a breakdown of loans by risk rating as of September 30, 2015:

	1 to 5	6	7	8	9	TOTAL
Real estate loans:
Consumer	$179,946	$—	$1,260	$—	$—	$181,206
Commercial/agricultural	63,266	—	—	—	—	63,266
Total real estate loans	243,212	—	1,260	—	—	244,472
Consumer and other loans:	203,054	—	547	—	7	203,608
Gross loans	$446,266	$—	$1,807	$—	$7	$448,080
Net deferred loan costs (fees)						2,430
Allowance for loan losses						(6,496)
Loans receivable, net						$444,014
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
Changes in the ALL by loan type for the periods presented below were as follows:

	Consumer Real Estate	Commercial/Agriculture Real Estate	Consumer and Other	Unallocated	Total
Six Months Ended March 31, 2016:
Allowance for Loan Losses:
Beginning balance, October 1, 2015	$2,364	$1,617	$2,263	$252	$6,496
Charge-offs	(55)	—	(308)	—	(363)
Recoveries	4	—	91	—	95
Provision	30	10	35	—	75
Allowance allocation adjustment	(420)	208	182	30	—
Ending balance, March 31, 2016	$1,923	$1,835	$2,263	$282	$6,303
Allowance for Loan Losses at March 31, 2016:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$136	$—	$26	$—	$162
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,787	$1,835	$2,237	$282	$6,141
Loans Receivable as of March 31, 2016:
Ending balance	$172,915	$85,821	$207,756	$—	$466,492
Ending balance: individually evaluated for impairment	$4,429	$—	$704	$—	$5,133
Ending balance: collectively evaluated for impairment	$168,486	$85,821	$207,052	$—	$461,359

	Consumer Real Estate	Commercial/Agriculture Real Estate	Consumer and Other	Unallocated	Total
Year Ended September 30, 2015:
Allowance for Loan Losses:
Beginning balance, October 1, 2014	$2,759	$—	$3,747	$—	$6,506
Charge-offs	(405)	—	(601)	—	(1,006)
Recoveries	69	—	271	—	340
Provision	382	16	258	—	656
Allowance allocation adjustment	(441)	1,601	(1,412)	252	—
Ending balance, September 30, 2015	$2,364	$1,617	$2,263	$252	$6,496
Allowance for Loan Losses at September 30, 2015:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$463	$—	$119	$—	$582
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,901	$1,617	$2,144	$252	$5,914
Loans Receivable as of September 30, 2015:
Ending balance	$180,693	$63,266	$206,551	$—	$450,510
Ending balance: individually evaluated for impairment	$4,466	$—	$848	$—	$5,314
Ending balance: collectively evaluated for impairment	$176,227	$63,266	$205,703	$—	$445,196
The Bank has originated substantially all loans currently recorded on the Company’s accompanying Consolidated Balance Sheet, except as noted below.
In February 2016, the Bank selectively purchased loans and deposits from Central Bank in Rice Lake and Barron, Wisconsin in the amount of $16,363 and $27,131, respectively.
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a Board of Director determinant was originally established to limit the purchase of these consumer loans under this arrangement to a maximum of $40,000 and a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. During the first quarter of fiscal 2015, the Board of Directors increased the limit of these purchased consumer loans to a maximum of $50,000. As of March 31, 2016, the balance of the consumer loans purchased was $45,635. The balance in the cash reserve account has reached the maximum allowed balance of $1,000, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, the Company has not charged off or experienced losses related to the purchased loans.
The weighted average rate earned on these purchased consumer loans was 4.24% as of March 31, 2016. Since March 2014, the rate earned for all new loan originations of these purchased consumer loans was 4.00%. As of January 2016, new loans purchased are at an interest rate of 4.25% due to the increase in the Prime Rate.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Commercial/Agriculture Real Estate Loans		Consumer and Other Loans		Total Loans
	March 31, 2016	September 30, 2015	March 31, 2016	September 30, 2015	March 31, 2016	September 30, 2015	March 31, 2016	September 30, 2015
Performing loans
Performing TDR loans	$2,953	$3,206	$—	$—	$353	$472	$3,306	$3,678
Performing loans other	168,819	176,650	85,821	63,266	207,067	205,695	461,707	445,611
Total performing loans	171,772	179,856	85,821	63,266	207,420	206,167	465,013	449,289

Nonperforming loans (1)
Nonperforming TDR loans	524	273	—	—	59	59	583	332
Nonperforming loans other	619	564	—	—	277	325	896	889
Total nonperforming loans	1,143	837	—	—	336	384	1,479	1,221
Total loans	$172,915	$180,693	$85,821	$63,266	$207,756	$206,551	$466,492	$450,510

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.
An aging analysis of the Company’s real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of March 31, 2016 and September 30, 2015, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Recorded Investment > 89 days and Accruing
March 31, 2016
Real estate loans	$1,246	$55	$734	$2,035	$170,880	$172,915	$163
Commercial/Agriculture real estate	—	—	—	—	85,821	85,821	—
Consumer and other loans	427	22	103	552	161,569	162,121	1
Purchased third party loans	427	183	123	733	44,902	45,635	123
Total	$2,100	$260	$960	$3,320	$463,172	$466,492	$287
September 30, 2015
Real estate loans	$555	$500	$387	$1,442	$179,251	$180,693	$244
Commercial/Agriculture real estate	—	—	—	—	63,266	63,266	—
Consumer and other loans	386	65	135	586	166,260	166,846	52
Purchased third party loans	238	189	177	604	39,101	39,705	177
Total	$1,179	$754	$699	$2,632	$447,878	$450,510	$473

At March 31, 2016, the Company has identified $3,889 of TDR loans and $1,244 of substandard loans as impaired, totaling $5,133, which includes $3,306 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of March 31, 2016 and September 30, 2015 was as follows:

	With No Related Allowance Recorded				With An Allowance Recorded				Totals
	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total
Recorded investment at March 31, 2016	$2,779	$—	$533	$3,312	$1,650	$—	$171	$1,821	$4,429	$—	$704	$5,133
Unpaid balance at March 31, 2016	2,779	—	533	3,312	1,650	—	171	1,821	4,429	—	704	5,133
Recorded investment at September 30, 2015	2,494	—	471	2,965	1,972	—	377	2,349	4,466	—	848	5,314
Unpaid balance at September 30, 2015	2,494	—	471	2,965	1,972	—	377	2,349	4,466	—	848	5,314
Average recorded investment; Six months ended March 31, 2016	2,866	—	542	3,408	1,665	—	235	1,900	4,531	—	777	5,308
Average recorded investment; twelve months ended September 30, 2015	3,178	—	485	3,663	2,220	—	556	2,776	5,398	—	1,041	6,439
Interest income received; six months ended March 31, 2016	60	—	23	83	20	—	3	23	80	—	26	106
Interest income received; twelve months ended September 30, 2015	136	—	35	171	61	—	23	84	197	—	58	255

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 5 delinquent TDRs greater than 59 days past due with a recorded investment of $273 at March 31, 2016, compared to 4 such loans with a recorded investment of $191 at September 30, 2015. A summary of loans by loan type modified in a troubled debt restructuring as of March 31, 2016 and March 31, 2015, and during each of the six months then ended was as follows:

	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total
March 31, 2016 and
Six Months then Ended:
Accruing / Performing:
Beginning balance	$3,206	$—	$472	$3,678
Principal payments	(62)	—	(80)	(142)
Charge-offs	—	—	—	—
Advances	—	—	1	1
New restructured (1)	223	—	6	229
Class transfers out (2)	—	—	—	—
Transfers between accrual/non-accrual	(414)	—	(46)	(460)
Ending balance	$2,953	$—	$353	$3,306
Non-accrual / Non-performing:
Beginning balance	$273	$—	$59	$332
Principal payments	(131)	—	(22)	(153)
Charge-offs	(34)	—	(25)	(59)
Advances	2	—	1	3
New restructured (1)	—	—	—	—
Class transfers out (2)	—	—	—	—
Transfers between accrual/non-accrual	414	—	46	460
Ending balance	$524	$—	$59	$583
Totals:
Beginning balance	$3,479	$—	$531	$4,010
Principal payments	(193)	—	(102)	(295)
Charge-offs	(34)	—	(25)	(59)
Advances	2	—	2	4
New restructured (1)	223	—	6	229
Class transfers out (2)	—	—	—	—
Transfers between accrual/non-accrual	—	—	—	—
Ending balance	$3,477	$—	$412	$3,889

(1)	“New restructured” represent loans restructured during the applicable period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)
“Class transfers out” represent previously restructured loans that are in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total
March 31, 2015 and
Six Months then Ended:
Accruing / Performing:
Beginning balance	$4,535	$—	$797	$5,332
Principal payments	(398)	—	(136)	(534)
Charge-offs	—	—	(2)	(2)
Advances	10	—	—	10
New restructured (1)	17	—	14	31
Class transfers out (2)	(181)	—	—	(181)
Transfers between accrual/non-accrual	—	—	(42)	(42)
Ending balance	$3,983	$—	$631	$4,614
Non-accrual / Non-performing:
Beginning balance	$202	$—	$47	$249
Principal payments	(102)	—	(4)	(106)
Charge-offs	(16)	—	(31)	(47)
Advances	—	—	—	—
New restructured (1)	—	—	—	—
Class transfers out (2)	—	—	—	—
Transfers between accrual/non-accrual	—	—	42	42
Ending balance	$84	$—	$54	$138
Totals:
Beginning balance	$4,737	$—	$844	$5,581
Principal payments	(500)	—	(140)	(640)
Charge-offs	(16)	—	(33)	(49)
Advances	10	—	—	10
New restructured (1)	17	—	14	31
Class transfers out (2)	(181)	—	—	(181)
Transfers between accrual/non-accrual	—	—	—	—
Ending balance	$4,067	$—	$685	$4,752

(1)	“New restructured” represent loans restructured during the applicable period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)
“Class transfers out” represent previously restructured loans that are in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

Below is a breakdown of troubled debt restructurings:

	March 31, 2016		September 30, 2015
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Consumer Real Estate	33	$3,477	34	$3,479
Commercial/Agricultural Real Estate	—	—	—	—
Consumer and other	28	412	39	531
Total troubled debt restructurings	61	$3,889	73	$4,010

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of March 31, 2016 and September 30, 2015, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
U.S. government agency obligations	$16,346	$33	$100	$16,279
Obligations of states and political subdivisions	29,830	361	46	30,145
Mortgage-backed securities	39,447	202	39	39,610
Federal Agricultural Mortgage Corporation	71	9	—	80
Total available for sale securities	$85,694	$605	$185	$86,114

September 30, 2015
U.S. government agency obligations	$15,240	$—	$220	$15,020
Obligations of states and political subdivisions	27,573	81	247	27,407
Mortgage-backed securities	37,451	133	144	37,440
Federal Agricultural Mortgage Corporation	71	—	17	54
Total available for sale securities	$80,335	$214	$628	$79,921

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Obligations of states and political subdivisions	$1,317	$9	$—	$1,326
Mortgage-backed securities	6,110	223	—	6,333
Total held to maturity securities	$7,427	$232	$—	$7,659

September 30, 2015
Obligations of states and political subdivisions	$1,319	$3	$4	$1,318
Mortgage-backed securities	6,693	208	—	6,901
Total held to maturity securities	$8,012	$211	$4	$8,219

As of March 31, 2016, the Bank has pledged U.S. Government Agency securities with a carrying value of $4,137 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of March 31, 2016, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2016, the Bank has pledged U.S. Government Agency securities with a carrying value of $5,500 and mortgage-backed securities with a carrying value of $4,184 as collateral against specific municipal deposits.

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at March 31, 2016 and September 30, 2015 was as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	March 31,		September 30,
Ended September 30,	2016		2015
2016	$36,183	0.60%	$33,600	0.67%
2017	15,461	1.46%	15,461	1.46%
2018	6,100	2.24%	6,100	2.24%
2019	3,730	1.87%	3,730	1.87%
2020	—	—%	—	—%
Total fixed maturity	$61,474	1.06%	$58,891	1.12%
Advances with amortizing principal	—	—%	—	—%
Total advances	$61,474	1.06%	$58,891	1.12%
Irrevocable standby letters of credit	$15,560		$24,040
Total credit outstanding	$77,034		$82,931
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances.
At March 31, 2016, the Bank’s available and unused portion of this borrowing arrangement was approximately $63,700. The weighted average remaining term of the borrowings at March 31, 2016 is 9.25 months compared to 14.25 months at September 30, 2015.
Maximum month-end amounts outstanding were $63,974 and $53,891 during the six month periods ended March 31, 2016 and 2015, respectively.
Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. These advances are secured by $181,358 of real estate mortgage loans.

NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Six months ended March 31, 2016	Six months ended March 31, 2015
Current tax provision
Federal	$482	$820
State	81	123
	563	943
Deferred tax (benefit) provision
Federal	235	(169)
State	45	1
	280	(168)
Total	$843	$775
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Six months ended March 31, 2016		Six months ended March 31, 2015
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$817	34.0%	$709	34.0%
State income taxes net of federal taxes	126	5.2	124	6.0
Tax exempt interest	(76)	(3.2)	(23)	(1.1)
Other	(24)	(0.9)	(35)	(1.7)
Total	$843	35.1%	$775	37.2%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of March 31, 2016 and September 30, 2015, respectively:

	March 31, 2016	September 30, 2015
Deferred tax assets:
Allowance for loan losses	$2,469	$2,544
Deferred loan costs/fees	113	145
Director/officer compensation plans	545	536
Net unrealized loss on securities available for sale	—	166
Economic performance accruals	386	388
Other	120	132
Deferred tax assets	3,633	3,911
Deferred tax liabilities:
Office properties and equipment	(253)	(114)
Net unrealized gain on securities available for sale	(168)	—
Other	(117)	(110)
Deferred tax liabilities	(538)	(224)
Net deferred tax assets	$3,095	$3,687

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies,” above. At March 31, 2016 and September 30, 2015, respectively, management determined that no valuation allowance was necessary for any of the deferred tax assets.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of March 31, 2016, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2012 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the six month periods ended March 31, 2016 and 2015, the Company did not recognize any interest or penalties related to income tax issues in its consolidated statements of operations. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of March 31, 2016 or September 30, 2015 respectively.
NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of March 31, 2016, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At March 31, 2016, 284,778 options had been granted under this plan to eligible participants.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of March 31, 2016, 32,500 restricted shares under this plan were granted. As of March 31, 2016, 112,000 options had been granted to eligible participants.
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
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $26 and $53 for the three and six months ended March 31, 2016, respectively. Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $26 and $44 for the three and six months ended March 31, 2015, respectively.

Restricted Common Stock Award

	March 31, 2016		September 30, 2015
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of fiscal year	46,857	$7.59	41,014	$6.51
Granted	—	—	17,500	9.20
Vested	(10,595)	7.56	(11,657)	6.18
Forfeited	—	—	—	—
Unvested and outstanding fiscal to date	36,262	$7.60	46,857	$7.59
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to both plans for the three and six month periods ended March 31, 2016 was $16 and $32, respectively. The compensation cost recognized for stock-based employee compensation related to both plans for the three and six month periods ended March 31, 2015 was $16 and $28, respectively.
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2016
Outstanding at September 30, 2015	171,737	$7.46
Granted	17,000	9.21
Exercised	(17,272)
Forfeited or expired	—
Outstanding at March 31, 2016	171,465	$7.83	7.15
Exercisable at March 31, 2016	69,120	$7.49	5.59	$103
Fully vested and expected to vest	171,465	$7.83	7.15	$209
2015
Outstanding at September 30, 2014	179,192	$6.52
Granted	50,000	9.20
Exercised	(51,955)
Forfeited or expired	(5,500)
Outstanding at September 30, 2015	171,737	$7.46	7.58
Exercisable at September 30, 2015	63,764	$6.79	5.33
Fully vested and expected to vest	171,737	$7.46	7.58
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2016	2015
Intrinsic value of options exercised	$60	$180
Cash received from options exercised	$95	$299
Tax benefit realized from options exercised	$—	$9

Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2016	2015
Dividend yield	0.87%	0.88%
Risk-free interest rate	2.1%	2.1%
Weighted average expected life (years)	10	10
Expected volatility	3%	2%

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the six months ended March 31, 2016:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains arising during the period	$831	(333)	$498
Less: reclassification adjustment for gains included in net income	4	(1)	3
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains	(58)	23	(35)
Other comprehensive income	$777	$(311)	$466
The changes in the accumulated balances for each component of other comprehensive income (loss) for the six months ended March 31, 2016 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2015	$(249)	$35	$(214)
Current year-to-date other comprehensive income, net of tax	501	(35)	466
Ending balance, March 31, 2016	$252	$—	$252

NOTE 9 – TERMINATION OF CERTAIN RETIREMENT PLANS
The Company maintained a Supplemental Benefit Plan For Key Employees ("SERP") which was an unfunded, unsecured, non-contributory defined benefit plan, providing retirement benefits for certain former key employees previously designated by the Company’s Board of Directors. Benefits under the SERP generally were based on such former employees’ years of service and compensation during the years preceding their retirement. In May 2009, any additional accrual of benefits under the SERP was suspended.

The Company also maintained a Directors’ Retirement Plan ("DRP"), which was an unfunded, unsecured, non-contributory defined benefit plan, providing for supplemental pension benefits for its directors following their termination of service as a director of the Company. Benefits were based on a formula that included each participant’s past and future earnings and years of service with Citizens. Moreover, the benefit amounts owed by the Company under the DRP were determined by individual director agreements entered into by the Company with such participants. The remaining DRP liability related to current and former Directors of the Company.

The Company's Board of Directors voted to terminate each of the SERP and the DRP at its regularly scheduled Board meeting on November 19, 2015, with such termination being effective as of the same date. In connection with the termination of each plan, the Board of Directors, in accordance with applicable law and each applicable participant’s plan participation agreement, negotiated lump sum payments to the participants in satisfaction of the Company’s total liability to each participant under the SERP and DRP. In accordance with the final settlement of the Company’s obligations under such plans, the Company will make two payments (each for 50% of the total liability owed) to each plan participant. The first payment will occur in December 2016 and the second and final payment will occur in January 2017.

In connection with the settlement of all obligations owed by the Company to the participants in the SERP and the DRP, the Company retained an independent consultant during the three months ended March 31, 2016 to perform an actuarial calculation of the final amount of the accumulated benefit owed by the Company to each plan participant. In making this calculation, the consultant made certain assumptions regarding the applicable discount rate to be used and regarding certain other relevant factors to determine the amount of the benefit obligation due each participant, in each case taking into account the terms of each participant’s negotiated plan benefit agreement and the terms of each plan. Differences between the amount of the projected accrued benefit obligation previously recorded by the Company in its consolidated financial statements in connection with these plans and the actual amount of the benefit obligation to be paid to the participants, based upon the calculations of the independent consultant, is recorded in the aggregate as a gain of $41 during the quarter ended March 31, 2016 on the accompanying Consolidated Statements of Operations line item "Salaries and related benefits" as a reduction to the expense. Moreover, as of March 31, 2016, the Company recorded a liability on the accompanying Consolidated Balance Sheet of $1,084 for the aggregate amount of the benefit obligation due plan participants currently receiving monthly and quarterly payments and the final lump sum payment amounts due in December 2016 and January 2017.

The components of the SERP and Directors' Retirement plans' cost at March 31, 2016 are summarized below.

2016
Beginning accrued benefit cost	$1,120
Service cost	—
Interest cost	44
Amortization of prior service costs	1
Net plan termination Credit	(41)
Net periodic benefit cost	4
Benefits paid	(40)
Ending accrued benefit cost	$1,084

Amounts recognized in consolidated balance sheets:

March 31, 2016
Pension obligation	$1,084

Prior service cost	—
Net loss (gain)	—
Total accumulated other comprehensive income, before tax	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2016, and our consolidated results of operations for the six months ended March 31, 2016, compared to the same period in the prior fiscal year for the six months ended March 31, 2015. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 7, 2015. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three and six month periods ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income as reported	$701	$596	$1,561	$1,311
EPS - basic, as reported	$0.13	$0.11	$0.30	$0.25
EPS - diluted, as reported	$0.13	$0.11	$0.30	$0.25
Cash dividends paid	$0.12	$0.08	$0.12	$0.08
Return on average assets (annualized)	0.48%	0.42%	0.53%	0.46%
Return on average equity (annualized)	4.56%	4.10%	5.08%	4.52%
Efficiency ratio, as reported (1)	76.88%	78.05%	75.09%	75.39%

(1)
The efficiency ratio is calculated as non-interest expense minus branch closure costs divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in net income. A lower ratio indicates greater efficiency.

Key factors behind these results were:

•
Net interest income was $4,627 and $9,180 for the three and six month periods ended March 31, 2016, an increase of $42 or 0.92% from the prior three month period and a decrease of $246 or 2.61% from the prior year period. The six month decrease was primarily due to loan sales in prior years of fixed rate longer term consumer real estate loans, the continued pressure on interest earning asset yields from the low interest rate environment and from market competition. These loan sales were part of the Company's ongoing loan portfolio and balance sheet management activities undertaken to manage, among other things, interest rate risk and liquidity. The three month increase is due primarily to increased investment income on our slightly larger investment portfolio.

•
The net interest margin of 3.28% for the three months ended March 31, 2016 represents a 7 bp decrease from a net interest margin of 3.35% for the three months ended March 31, 2015. The net interest margin of 3.25% for the six months ended March 31, 2016 represents a 16 bp decrease from a net interest margin of 3.41% for the six months ended March 31, 2015.

•
Total loans were $466,492 at March 31, 2016, an increase of $15,982, or 3.55%, from their balances at September 30, 2015, due to commercial loan growth and the Central Bank Rice Lake and Barron, Wisconsin selective loans purchase in the amount of $16,363, offset by scheduled payments and payoffs on consumer loans. Total deposits were $473,833 at March 31, 2016, an increase of $17,535, or 3.84%, from their balances at September 30, 2015, mainly due to deposits received from the Central Bank Rice Lake and Barron, Wisconsin selective deposits purchase in the amount of $27,131, offset by decreases in balances of brokered deposits in the amount of $10,317.

•
Net loan charge-offs decreased from $338 for the six months ended March 31, 2015 to $268 for the six months ended March 31, 2016, as a result of overall credit quality improvement within our loan portfolio. Continued lower levels of net loan charge-offs in recent periods led to a decreased provision for loan losses of $75 for the six month period ended March 31, 2016, compared to $385 for the six months ended March 31, 2015. Annualized net loan charge-offs as a percentage of average loans were 0.12% for the six months ended March 31, 2016, compared to 0.15% for the six months ended March 31, 2015.

•
Non-interest income decreased from $924 and $1,958 for the three and six months ended March 31, 2015 to $810 and $1,760 for the three and six months ended March 31, 2016, due to a decrease in overdraft fee income, secondary market loan origination fees and a loan sale premium received in the first quarter of the previous year in the amount of $89 recorded in loan fees and service charges.

•
Non-interest expense decreased $54 and $452 for the three and six months ended March 31, 2016 from $4,421 to $4,367 and from $8,913 to $8,461, respectively, compared to the three and six month periods ending March 31, 2015. During the current three month period, occupancy expense increased due to contractual rent payments due from two retail branches closed during the current quarter in the amount of $187. During the current six month period, occupancy expenses decreased due to efficiencies and cost savings realized over recent periods through management initiatives including branch closures and technology improvements. Occupancy costs consist primarily of office rental and depreciation expenses. Other non-interest expense reductions, including professional services, reflected reduced expenses as part of our branch rationalization plan.

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
Allowance for Loan Losses.
We maintain an allowance for loan losses to absorb probable incurred losses in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable and inherent losses in our loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in our loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying loan collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council ("FFIEC"). We believe that the Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory requirements. However, based on periodic examinations by regulators, the amount of the allowance for loan losses recorded during a particular period may be adjusted.
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
Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including estimating the amount and timing of future cash flows expected to be received on impaired loans, any of which estimates may be susceptible to significant change. In our opinion, the allowance for loan losses, when taken as a whole, reflects estimated probable and inherent loan losses in our loan portfolio.
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of March 31, 2016, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the six month periods ended March 31, 2016 and 2015, respectively.
Tax equivalent net interest income was $4,693 and $9,306 for the three and six months ended March 31, 2016, compared to $4,604 and $9,465 for the three and six months ended March 31, 2015. The net interest margin for the three and six month periods ended March 31, 2016 was 3.28% and 3.25% compared to 3.35% and 3.41% for the three and six month periods ended March 31, 2015.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $105 and $47 in net interest income for the three and six month periods ended March 31, 2016 compared to the comparable prior year period. The increase and changes in the composition of interest earning assets resulted in an increase of $137 and $88 for the three and six month periods ended March 31, 2016, compared to the same period in the prior year. Rate changes on interest earning assets decreased net interest income by $40 and $237 for the three and six month periods ended March 31, 2016. Rate changes on interest-bearing liabilities decreased interest expense by $24 and $31 over the same period in the prior year, resulting in a net decrease of $16 and $206 in net interest income as a result of changes in interest rates due to competitive pricing during the three and six month periods ended March 31, 2016. Rate decreases on loans are reflective of the overall lower market interest rate environment versus historic levels.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the six month period ended March 31, 2016, and for the comparable prior year six month periods. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $575,037 and $572,132 for the three and six month periods ended March 31, 2016, compared to $556,671 and $556,213 for the comparable prior year periods. Interest income on interest earning assets was $5,808 and $11,542 for the three and six month periods ended March 31, 2016 compared to $5,711 and $11,691 for the same periods in the prior year. Interest income is comprised primarily of interest income on loans and interest income on investment securities adjusted for the tax benefit of tax-exempt securities. Interest income on loans was $5,301 and $10,551 for the three and six month periods ended March 31, 2016, compared to $5,375 and $10,971 for the comparable prior year periods. The decrease in loan interest income in the current year three and six month periods was primarily due to a heightened level of competition for new loans in the current year periods over the comparable periods in the prior year. Interest income on investment securities was $429 and $853 for the three and six month periods ended March 31, 2016, compared to $288 and $630 for the similar prior year periods. The increase is due to an increase in our investment portfolio from funds received from the Central Bank selective loans and deposits purchase.
Average interest-bearing liabilities were $500,031 and $498,718 for the three and six month periods ended March 31, 2016, compared to $487,782 and $488,401 for the similar prior year periods. Interest expense on interest-bearing liabilities was $1,115 and $2,236 for the three and six month periods ended March 31, 2016, compared to $1,107 and $2,226 for the same periods in the prior year. Interest expense remained relatively flat during the current three and six month periods compared to the comparable prior year periods, as increases in deposit balances were offset by corresponding changes in deposit mix, resulting in slightly lower rates paid on deposits.
For the three and six months ended March 31, 2016, interest expense on interest-bearing deposits increased $8 and $5 from volume and mix changes and decreased $3 and increased $4 from the impact of the rate environment, resulting in an aggregate increase of $5 and $9 in interest expense on interest-bearing deposits during such periods. Due to our need to attract deposits in our core markets to replace deposits from closed branches, the rates paid on these deposits have been at a slightly higher interest rate. Interest expense on FHLB advances increased $24 and $36 from volume and mix changes and decreased

$21 and $35 from the impact of the rate environment during the three and six month periods ended March 31, 2016 for an aggregate increase of $3 and $1 for the three and six month periods. The net decrease in average rates was primarily due to maturing FHLB borrowings advanced with shorter terms.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$13,212	$18	0.55%	$24,010	$12	0.20%
Loans	459,465	5,301	4.64%	457,517	5,375	4.76%
Interest-bearing deposits	3,117	16	2.06%	1,370	7	2.07%
Investment securities (1)	94,617	429	1.82%	68,498	288	1.71%
Non-marketable equity securities, at cost	4,626	44	3.83%	5,276	29	2.23%
Total interest earning assets	$575,037	$5,808	4.06%	$556,671	$5,711	4.16%
Average interest-bearing liabilities:
Savings accounts	$28,308	$7	0.10%	$27,904	$7	0.10%
Demand deposits	26,625	46	0.69%	20,529	38	0.75%
Money market	138,248	141	0.41%	140,278	160	0.46%
CD’s	222,176	689	1.25%	223,624	676	1.23%
IRA’s	23,221	68	1.18%	22,306	65	1.18%
Total deposits	438,578	951	0.87%	434,641	946	0.88%
FHLB Advances	61,453	164	1.07%	53,141	161	1.23%
Total interest-bearing liabilities	$500,031	$1,115	0.90%	$487,782	$1,107	0.92%
Net interest income		$4,693			$4,604
Interest rate spread			3.16%			3.24%
Net interest margin			3.28%			3.35%
Average interest earning assets to average interest-bearing liabilities			1.15			1.14
(1) For the three months ended March 31, 2016 and 2015, the average balances of the tax exempt investment securities, included in investment securities, were $28,565 and $9,781, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

Six months ended March 31, 2016 compared to the six months ended March 31, 2015:

	Six months ended March 31, 2016			Six months ended March 31, 2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$17,188	$33	0.38%	$18,940	$20	0.21%
Loans	455,921	10,551	4.63%	461,074	10,971	4.77%
Interest-bearing deposits	3,063	33	2.15%	1,066	11	2.07%
Investment securities (1)	91,334	853	1.87%	69,817	630	1.81%
Non-marketable equity securities, at cost	4,626	72	3.11%	5,316	59	2.23%
Total interest earning assets	$572,132	$11,542	4.03%	$556,213	$11,691	4.22%
Average interest-bearing liabilities:
Savings accounts	$27,787	$15	0.11%	$27,816	$14	0.10%
Demand deposits	25,324	90	0.71%	19,623	72	0.74%
Money market	141,263	295	0.42%	139,819	311	0.45%
CD’s	221,064	1,372	1.24%	224,653	1,370	1.22%
IRA’s	22,925	135	1.18%	22,313	131	1.18%
Total deposits	438,363	1,907	0.87%	434,224	1,898	0.88%
FHLB Advances	60,355	329	1.09%	54,177	328	1.21%
Total interest-bearing liabilities	$498,718	$2,236	0.90%	$488,401	$2,226	0.91%
Net interest income		$9,306			$9,465
Interest rate spread			3.13%			3.31%
Net interest margin			3.25%			3.41%
Average interest earning assets to average interest-bearing liabilities			1.15			1.14
(1) For the six months ended ended March 31, 2016 and 2015, the average balances of the tax exempt investment securities, included in investment securities, were $27,455 and $9,648, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

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

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(8)	$14	$6
Loans	23	(97)	(74)
Interest-bearing deposits	9	—	9
Investment securities	117	24	141
Non-marketable equity securities, at cost	(4)	19	15
Total interest earning assets	137	(40)	97
Interest expense:
Savings accounts	—	—	—
Demand deposits	11	(3)	8
Money market accounts	(2)	(17)	(19)
CD’s	(4)	17	13
IRA’s	3	—	3
Total deposits	8	(3)	5
FHLB Advances	24	(21)	3
Total interest bearing liabilities	32	(24)	8
Net interest income	$105	$(16)	$89
Six months ended March 31, 2016 compared to the six months ended March 31, 2015.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(2)	$15	$13
Loans	(122)	(298)	(420)
Interest-bearing deposits	21	1	22
Investment securities	200	23	223
Non-marketable equity securities, at cost	(9)	22	13
Total interest earning assets	88	(237)	(149)
Interest expense:
Savings accounts	—	1	1
Demand deposits	20	(2)	18
Money market accounts	3	(19)	(16)
CD’s	(22)	24	2
IRA’s	4	—	4
Total deposits	5	4	9
FHLB Advances	36	(35)	1
Total interest bearing liabilities	41	(31)	10
Net interest income (loss)	$47	$(206)	$(159)

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
Net loan charge-offs for the six month period ended March 31, 2016 were $268, compared to $338, for the comparable prior year period. Annualized net charge-offs to average loans were 0.12% for the six months ended March 31, 2016, compared to 0.15% for the comparable period in the prior year. Non-accrual loans were $1,192 at March 31, 2016, compared to $748 at September 30, 2015. Even though we are experiencing a slight increase in our nonperforming loans, we believe our credit and underwriting policies have supported more effective lending decisions by the Bank, resulting in improved loan quality. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a provision for loan losses of $75 for the three and six month periods ended March 31, 2016, compared to $150 and $385 for the comparable prior year periods. Management believes that the provision taken for the current year three and six month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make adjustments to our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three and six month periods ended March 31, 2016 and 2015, respectively.

	Three months ended March 31,		%	Six months ended March 31,		%
	2016	2015	Change	2016	2015	Change
Non-interest Income:
Net gain (loss) on available for sale securities	$4	$45	(91.11)%	$4	$47	(91.49)%
Service charges on deposit accounts	331	378	(12.43)	754	850	(11.29)%
Loan fees and service charges	263	292	(9.93)	584	647	(9.74)%
Other	212	209	1.44	418	414	0.97%
Total non-interest income	$810	$924	(12.34)%	$1,760	$1,958	(10.11)%
The decrease of $47 and $96 in service charges on deposit accounts for the three and six month periods ended March 31, 2016, respectively, was primarily due to a decrease in overdraft fee income as a result of a change in our deposit mix during the current three and six month periods ended March 31, 2016. The decrease of $114 and $198 in non-interest income during the current year three and six month periods ended March 31, 2016 over the prior year periods, was primarily due to a decrease in overdraft fee income, secondary market loan origination fees and a loan sale premium received in the first quarter of the previous year in the amount of $89 recorded in loan fees and service charges.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and six month periods ended March 31, 2016 and 2015, respectively.

	Three months ended March 31,		%	Six months ended March 31,		%
	2016	2015	Change	2016	2015	Change
Non-interest Expense:
Salaries and related benefits	$2,188	$2,178	0.46%	$4,406	$4,353	1.22%
Occupancy - net	712	664	7.23	1,281	1,484	(13.68)
Office	262	252	3.97	514	508	1.18
Data processing	420	395	6.33	829	784	5.74
Amortization of core deposit intangible	21	14	50.00	35	28	25.00
Advertising, marketing and public relations	145	186	(22.04)	282	284	(0.70)
FDIC premium assessment	84	104	(19.23)	169	208	(18.75)
Professional services	241	270	(10.74)	392	589	(33.45)
Other	294	358	(17.88)	553	675	(18.07)
Total non-interest expense	$4,367	$4,421	(1.22)%	$8,461	$8,913	(5.07)%

Non-interest expense (annualized) / Average assets	2.99%	3.10%	(3.55)%	2.86%	3.13%	(8.63)%
Non-interest expense decreased $54 and $452, respectively, for the three and six month periods ended March 31, 2016, compared to the same periods in the prior year. During the current three month period, occupancy expense increased due to contractual rent payments due from two retail branches closed during the current quarter in the amount of $187. During the current six month period, occupancy expense decreased due to efficiencies and cost savings realized over recent periods through management initiatives including branch closures and technology improvements. Occupancy costs consist primarily of office rental and depreciation expenses. Data processing expenses increased during the three and six month periods ended March 31, 2016, due to conversion costs related to the Central Bank selective deposits and loans purchase and the previously announced agreement to acquire Community Bank of Northern Wisconsin. Amortization of core deposit intangible expense increased due to the premium paid for the Central Bank selective deposits purchase for the current three and six month periods ended March 31, 2016, compared to the same periods in the prior year. We are continuing to focus on technology to provide progressive, online and mobile banking services that complement friendly, knowledgeable bankers in convenient community bank locations. As we redefine and expand our footprint, we expect these costs to continue to remain higher. Professional services expense decreased in the current year three month period primarily due to higher professional services costs and related accruals in the comparable prior period related to branch closures.
Income Taxes. Income tax expense was $369 and $843 for the three and six months ended March 31, 2016, compared to $342 and $775 for the same period in the prior year. The effective tax rate decreased from 37.2% to 35.1% for the six month periods ended March 31, 2015 and 2016, respectively.

BALANCE SHEET ANALYSIS
Loans. Gross Loan balances increased by $15,982, or 3.55%, to $466,492 as of March 31, 2016 from $450,510 at September 30, 2015. At March 31, 2016, the loan portfolio was comprised of $258,736 of loans secured by real estate, or 55.5% of total loans including $85,821 in commercial and agricultural real estate loans, and $207,756 of consumer and other loans, or 44.5% of total loans. Consumer and other loans include secured consumer indirect loans of $122,504 secured primarily by boats and travel trailers, $45,635 of third party purchased indirect loans secured primarily by household goods, $13,451 of automobile loans and C&I loans totaling $16,372. At September 30, 2015, the loan portfolio mix included real estate loans of $243,959, or 54.1% of total loans including $63,266 in commercial and agricultural real estate loans, and consumer and other loans of $207,301, or 45.9% of total loans. Consumer and other loans include secured consumer loans of $130,880 in indirect loans, $39,705 of third party purchased indirect loans, $14,113 of automobile loans and C&I loans totaling $10,010. The weighted average remaining term for our secured consumer direct loans was 3.3 years at March 31, 2016 and 3.5 years at September 30, 2015. The weighted average remaining term for our secured consumer indirect loans was 7.0 years at March 31, 2016 and 7.3 years at September 30, 2015. The weighted average remaining term for our overall loan portfolio was 7.9 years at March 31, 2016 and 8.3 years at September 30, 2015.
During the quarter ended March 31, 2016, we entered into an agreement to originate and sell longer term secured consumer indirect paper loans. Our expectation is that this will reduce our secured consumer indirect loan portfolio growth, while increasing our non-interest loan fee income due to the origination fee income generated with each loan sold.
Allowance for Loan Losses. The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we maintain an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated statements of operations as PLL. See “Provision for Loan Losses” earlier in this quarterly report. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner, as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and that are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At March 31, 2016, we had 111 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $5,133. Of the 111 impaired loans, there were 33 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $1,821 for which $162 in specific ALL was recorded as of March 31, 2016.
At March 31, 2016, the ALL was $6,303, or 1.35% of our total loan portfolio, compared to ALL of $6,496, or 1.44% of the total loan portfolio at September 30, 2015. This level was based on our analysis of the loan portfolio risk at March 31, 2016, taking into account the factors discussed above. At March 31, 2016, the ALL was 1.50% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 1.58% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2015. We have established a separate restricted reserve account for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off.

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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	March 31, 2016 and Six Months Then Ended	September 30, 2015 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$1,192	$748
Accruing loans past due 90 days or more	287	473
Total nonperforming loans (“NPLs”)	1,479	1,221
Other real estate owned	739	838
Other collateral owned	93	64
Total nonperforming assets (“NPAs”)	$2,311	$2,123
Troubled Debt Restructurings (“TDRs”)	$3,889	$4,010
Nonaccrual TDRs	420	332
Average outstanding loan balance	445,687	460,438
Loans, end of period (1)	466,492	450,510
Total assets, end of period	601,800	580,148
ALL, at beginning of period	$6,496	$6,506
Loans charged off:
Real estate loans	(55)	(405)
Consumer and other loans	(308)	(601)
Total loans charged off	(363)	(1,006)
Recoveries of loans previously charged off:
Real estate loans	4	69
Consumer and other loans	91	271
Total recoveries of loans previously charged off:	95	340
Net loans charged off (“NCOs”)	(268)	(666)
Additions to ALL via provision for loan losses charged to operations	75	656
ALL, at end of period	$6,303	$6,496
Ratios:
ALL to NCOs (annualized)	1,175.93%	975.38%
NCOs (annualized) to average loans	0.12%	0.14%
ALL to total loans	1.35%	1.44%
NPLs to total loans	0.32%	0.27%
NPAs to total assets	0.38%	0.37%
(1)    Total loans at March 31, 2016, include $45,635 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.
Loans 30 days or more past due increased at March 31, 2016 compared to their balances as of September 30, 2015 due to seasonal loan delinquency. While, loans 30 to 59 days past due have increased during the three month period ended March 31, 2016 compared to December 31, 2015, loans greater than 59 days past due have decreased.  We believe our credit and underwriting policies continue to support more effective lending decisions by the Bank, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets. We believe our current ALL is adequate to cover probable losses in our current loan portfolio.
Non-performing loans of $1,479 at March 31, 2016, which included $420 of non-accrual troubled debt restructured loans, reflected an increase of $258 from the non-performing loans balance of $1,221 at September 30, 2015. These non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.

Our non-performing assets were $2,311 at March 31, 2016, or 0.38% of total assets, compared to $2,123, or 0.37% of total assets at September 30, 2015. The increase in non-performing assets since September 30, 2015 was primarily a result of an increase in nonperforming loans.
Other real estate owned ("OREO") decreased by $99, from $838 at September 30, 2015 to $739 at March 31, 2016. Other collateral owned increased $29 during the six months ended March 31, 2016 to $93 from the September 30, 2015 balance of $64. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Net charge offs for the six month period ended March 31, 2016 were $268, compared to $338 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.12% for the six month period ended March 31, 2016, compared to 0.14% for the twelve months ended September 30, 2015. Improved net charge-offs during the current year to date period were primarily a result of the overall credit quality improvement within our loan portfolio.
Investment Securities. We manage our securities portfolio in an effort to enhance income and provide liquidity. Our investment portfolio is comprised of securities available for sale and securities held to maturity. The weighted average life of the investment portfolio was 4.3 years at March 31, 2016, compared with 4.6 years at September 30, 2015. The modified duration of the investment portfolio was 4.0 years at March 31, 2016, compared with 4.2 years at September 30, 2015.
Securities held to maturity were $7,427 at March 31, 2016, compared with $8,012 at September 30, 2015. Securities available for sale, which represent the majority of our investment portfolio, were $86,114 at March 31, 2016, compared with $79,921 at September 30, 2015. We increased our investment portfolio with funds received from the Central Bank loans and deposits purchase.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
March 31, 2016
U.S. government agency obligations	$16,346	$16,279
Obligations of states and political subdivisions	29,830	30,145
Mortgage-backed securities	39,447	39,610
Federal Agricultural Mortgage Corporation	71	80
Totals	$85,694	$86,114
September 30, 2015
U.S. government agency obligations	$15,240	$15,020
Obligations of states and political subdivisions	27,573	27,407
Mortgage-backed securities	37,451	37,440
Federal Agricultural Mortgage Corporation	71	54
Totals	$80,335	$79,921
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
March 31, 2016
Obligations of states and political subdivisions	$1,317	$1,326
Mortgage-backed securities	6,110	6,333
Totals	$7,427	$7,659
September 30, 2015
Obligations of states and political subdivisions	$1,319	$1,318
Mortgage-backed securities	6,693	6,901
Totals	$8,012	$8,219

The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	March 31, 2016		September 30, 2015
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$55,793	$55,889	$52,692	$52,460
AAA	732	745	734	735
AA	24,587	24,800	22,228	22,057
A	3,227	3,311	2,970	2,959
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	1,355	1,369	1,711	1,710
Total	$85,694	$86,114	$80,335	$79,921
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	March 31, 2016		September 30, 2015
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$6,110	$6,333	$6,693	$6,901
AAA	—	—	—	—
AA	—	—	—	—
A	967	973	969	968
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	353	350	350
Total	$7,427	$7,659	$8,012	$8,219

At March 31, 2016, securities with a carrying value of $4,137 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of March 31, 2016, this line of credit had a zero balance. The Bank has pledged U.S. Government Agency securities with a carrying value of $5,500 and mortgage-backed securities with a carrying value of $4,184 as collateral against specific municipal deposits.
Deposits. Deposits increased to $473,833 at March 31, 2016, from $456,298 at September 30, 2015, largely due to deposits purchased from Central Bank in Rice Lake and Barron, Wisconsin in the amount of $27,131, offset by decreases in balances of brokered deposits in the amount of $10,317.
Since December 2012, we have closed eleven branches and sold the deposits and loans in one retail branch, resulting in nine markets we have exited. As of September 30, 2015, the deposit account balances remaining in these nine exited markets totaled $56,915. As of March 31, 2016, these deposit account balances have declined to $50,405. We expect these deposit balances to continue to decline as certificates mature and accounts are closed.
Our objective is to grow core deposits and build customer relationships in our core markets by expanding our deposit product offerings and providing excellent customer service. Management expects to continue to place emphasis on both retaining and generating additional core deposits in 2016 through competitive pricing of deposit products, our branch delivery systems that have already been established and electronic banking.
Institutional certificates of deposit as a funding source decreased to $28,326 at March 31, 2016 from $32,099 as of September 30, 2015. Institutional certificates of deposit remain an important part of our deposit mix as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $12,456 and $22,773 in brokered deposits at March 31, 2016 and September 30, 2015, respectively. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances were $61,474 as of March 31, 2016 and $58,891 as of September 30, 2015.

Stockholders’ Equity. Total stockholders’ equity was $62,071 at March 31, 2016, compared to $60,535 at September 30, 2015. Total stockholders’ equity increased by $1,536, primarily as a result of an increase in retained earnings and accumulated other comprehensive income during the six months ended March 31, 2016.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At March 31, 2016, our liquidity ratio was 11.33%, which is above our targeted liquidity ratio of 10.0%.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $125,155 of our $249,254 (50.21%) CD portfolio as of March 31, 2016 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, $21,299, or 17.02%, of the CD maturities within the next 12 months are from deposits located within the nine markets we have exited and don't expect to retain these CD's. Through new deposit product offerings to our consumer and commercial loan customers, we are currently attempting to strengthen customer relationships by building core deposit relationships. In the present interest rate environment, and based on maturing yields, this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $63,700 available under this arrangement. We also maintain lines of credit of $3,290 with the Federal Reserve Bank, $5,000 with US Bank and $13,500 with Bankers’ Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank line of credit is a discretionary line of credit. As of March 31, 2016, our line of credit balance with the Federal Home Loan Bank was $61,474. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank and Bankers' Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2016, the Company had $21,584 in unused commitments, compared to $24,097 in unused commitments as of September 30, 2015.
Capital Resources. As of March 31, 2016, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2016 (Unaudited)
Total capital (to risk weighted assets)	$65,436,000	16.0%	$32,803,000	>=	8.0%	$41,004,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	60,296,000	14.7%	24,602,000	>=	6.0%	32,803,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	60,296,000	14.7%	18,452,000	>=	4.5%	26,652,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	60,296,000	10.2%	23,660,000	>=	4.0%	29,575,000	>=	5.0%
As of September 30, 2015 (Audited)
Total capital (to risk weighted assets)	$64,930,000	16.5%	$31,443,000	>=	8.0%	$39,304,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	59,997,000	15.3%	23,583,000	>=	6.0%	31,443,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	59,997,000	15.3%	17,687,000	>=	4.5%	25,548,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	59,997,000	10.4%	23,031,000	>=	4.0%	28,788,000	>=	5.0%

At March 31, 2016, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

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
In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by our Asset and Liability Management Committee ("ALCO"). The ALCO is comprised of members of senior management and the Board of Directors. The ALCO establishes guidelines for and monitors the volume and mix of our assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The Committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk and profitability goals for the Bank. The ALCO meets on a regularly scheduled basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the Committee recommends strategy changes, as appropriate, based on this review. The Committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a regularly scheduled basis.
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
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase or decrease the Bank’s interest rate risk position somewhat in order to manage net interest margin.
The following table sets forth, at December 31, 2015 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity ("EVE") resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of March 31, 2016, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$35,324	$(44,722)	(56)%	6.78%	(684)	bp
+200 bp	53,967	(26,079)	(33)%	9.90%	(372)
+100 bp	69,154	(10,892)	(14)%	12.18%	(144)
0 bp	80,046	—	—	13.62%	—
-100 bp	83,687	3,641	5%	13.90%	28

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.

The following table sets forth, at September 30, 2015, an analysis of our interest rate risk as measured by the estimated changes in EVE resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points).

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
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at December 31, 2015 (the most recent date available) and September 30, 2015.

	Change in Net Interest Income Over One Year Horizon
	At December 31, 2015		At September 30, 2015
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change	Dollar Change in Net Interest Income (in thousands)	Percentage Change

+300 bp	$(2,768)	(13.46)%	$(1,921)	(9.53)%
+200 bp	(1,503)	(7.31)%	(909)	(4.50)%
+100 bp	(735)	(3.58)%	(368)	(1.83)%
0 bp	(343)	(1.67)%	(221)	(1.09)%
-100 bp	(215)	(1.05)%	(309)	(1.53)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (The "Exchange Act") that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2016, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at reaching a level of reasonable assurance.
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
(a) Exhibits

2.1*	Plan and Agreement of Merger dated February 10, 2016, by and among Old Murry Bancorp, Inc., the Control Shareholders, Community Bank of Northern Wisconsin and Citizens Community Federal, N.A.
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Citizens Community Bancorp, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

**
This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: May 13, 2016	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Chief Executive Officer

Date: May 13, 2016	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer