Form 10-Q
period 2016-06-30
Citizens Community Bancorp Inc.
filed 2016-08-12
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
At August 12, 2016 there were 5,251,998 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2016

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2016 (unaudited) and September 30, 2015
(derived from audited financial statements)
(in thousands, except share data)

	June 30, 2016	September 30, 2015
Assets
Cash and cash equivalents	$21,345	$23,872
Other interest-bearing deposits	745	2,992
Investment securities (available for sale securities at fair value of $84,508 and $79,921, and held to maturity securities at cost of $7,163 and $8,012 at June 30, 2016 and September 30, 2015, respectively)	91,671	87,933
Non-marketable equity securities, at cost	5,034	4,626
Loans receivable	584,046	450,510
Allowance for loan losses	(6,236)	(6,496)
Loans receivable, net	577,810	444,014
Office properties and equipment, net	5,576	2,669
Accrued interest receivable	1,971	1,574
Intangible assets	917	104
Goodwill	4,003	—
Foreclosed and repossessed assets, net	911	902
Other assets	13,026	11,462
TOTAL ASSETS	$723,009	$580,148

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$585,224	$456,298
Federal Home Loan Bank advances	58,874	58,891
Other borrowings	11,000	—
Other liabilities	4,316	4,424
Total liabilities	659,414	519,613

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000, 5,240,114 and 5,232,579 shares issued and outstanding, respectively	52	52
Additional paid-in capital	54,793	54,740
Retained earnings	8,144	6,245
Unearned deferred compensation	(179)	(288)
Accumulated other comprehensive income (loss)	785	(214)
Total stockholders’ equity	63,595	60,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$723,009	$580,148
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended June 30, 2016 and 2015
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest and dividend income:
Interest and fees on loans	$6,072	$5,304	$16,623	$16,275
Interest on investments	402	317	1,267	998
Total interest and dividend income	6,474	5,621	17,890	17,273
Interest expense:
Interest on deposits	1,081	947	2,988	2,845
Interest on FHLB borrowed funds	167	148	496	476
Interest on other borrowed funds	47	—	47	—
Total interest expense	1,295	1,095	3,531	3,321
Net interest income before provision for loan losses	5,179	4,526	14,359	13,952
Provision for loan losses	—	150	75	535
Net interest income after provision for loan losses	5,179	4,376	14,284	13,417
Non-interest income:
Net gains on sale of available for sale securities	43	13	47	60
Service charges on deposit accounts	410	423	1,164	1,273
Loan fees and service charges	302	276	886	923
Other	258	219	676	633
Total non-interest income	1,013	931	2,773	2,889
Non-interest expense:
Salaries and related benefits	2,378	2,195	6,784	6,548
Occupancy	554	589	1,835	2,073
Office	350	317	864	825
Data processing	445	393	1,274	1,177
Amortization of core deposit intangible	31	15	66	43
Advertising, marketing and public relations	174	126	456	410
FDIC premium assessment	86	98	255	306
Professional services	182	251	574	840
Other	453	374	1,006	1,049
Total non-interest expense	4,653	4,358	13,114	13,271
Income before provision for income taxes	1,539	949	3,943	3,035
Provision for income taxes	572	337	1,415	1,112
Net income attributable to common stockholders	$967	$612	$2,528	$1,923
Per share information:
Basic earnings	$0.18	$0.12	$0.48	$0.37
Diluted earnings	$0.18	$0.12	$0.48	$0.37
Cash dividends paid	$—	$—	$0.12	$0.08
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Nine months ended June 30, 2016 and 2015
(in thousands, except per share data)

	Nine Months Ended
	June 30, 2016	June 30, 2015
Net income attributable to common stockholders	$2,528	$1,923
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains arising during period	1,006	27
Reclassification adjustment for gains included in net income	28	36
Unrealized gains on available for sale securities	1,034	63
Defined benefit plans:
Amortization of unrecognized prior service costs and net (losses) gains	(35)	1
Total other comprehensive income, net of tax	999	64
Comprehensive income	$3,527	$1,987

Reclassifications out of accumulated other comprehensive income for the nine months ended June 30, 2016 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$47		Net gain on sale of available for sale securities
	(19)		Provision for income taxes
Total reclassifications for the period	$28		Net income attributable to common shareholders

(1)    Amounts in parentheses indicate decreases to profit/loss.

See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended June 30, 2016
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2015	5,232,579	$52	$54,740	$6,245	$(288)	$(214)	$60,535
Net income				2,528			2,528
Other comprehensive income, net of tax						999	999
Forfeiture of unvested shares	(22,162)		(176)		176		—
Surrender of restricted shares of common stock	(5,309)		(49)				(49)
Common stock awarded under the equity incentive plan	9,091		100		(100)		—
Common stock options exercised	25,915		153				153
Stock option expense			25				25
Amortization of restricted stock					33		33
Cash dividends ($0.12 per share)				(629)			(629)
Balance, June 30, 2016	5,240,114	$52	$54,793	$8,144	$(179)	$785	$63,595
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended June 30, 2016 and 2015
(in thousands, except per share data)

	Nine Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income attributable to common stockholders	$2,528	$1,923
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	851	637
Depreciation	583	937
Provision for loan losses	75	535
Net realized gain on sale of securities	(47)	(60)
Amortization of core deposit intangible	66	43
Amortization of restricted stock	33	70
Stock based compensation expense	25	44
Loss on sale of office properties	—	—
Provision (benefit) for deferred income taxes	555	(151)
Net gains from disposals of foreclosed properties	(77)	(5)
Provision for valuation allowance on foreclosed properties	—	34
Increase in accrued interest receivable and other assets	(1,218)	(441)
(Decrease) increase in other liabilities	(357)	435
Total adjustments	489	2,078
Net cash provided by operating activities	3,017	4,001
Cash flows from investing activities:
Purchase of investment securities	(15,062)	(36,695)
Net decrease (increase) in interest-bearing deposits	7,241	(1,250)
Proceeds from sale of securities available for sale	17,665	29,286
Principal payments on investment securities	11,301	5,703
Proceeds from sale of Federal Home Loan Bank (FHLB) stock	—	650
Purchase of Federal Reserve Bank Stock	(3)	—
Proceeds from sale of Federal Reserve Bank (FRB) Stock	—	239
Proceeds from sale of foreclosed properties	892	1,049
Net (increase) decrease in loans	(5,723)	11,732
Net capital expenditures	(711)	(217)
Net cash received in business combinations	20,658	—
Net cash received from sale of office properties	—	7
Net cash provided by investing activities	36,258	10,504
Cash flows from financing activities:
Net decrease in Federal Home Loan Bank advances	(3,017)	(13,000)
Increase in other borrowings	11,000	—
Net (decrease) increase in deposits	(49,225)	6,686
Surrender of restricted shares of common stock	(49)	(35)
Exercise of common stock options	153	299
Termination of director retirement plan/supplemental executive retirement plan	(35)	—
Cash dividends paid	(629)	(419)
Net cash used in financing activities	(41,802)	(6,469)
Net (decrease) increase in cash and cash equivalents	(2,527)	8,036
Cash and cash equivalents at beginning of period	23,872	11,434
Cash and cash equivalents at end of period	$21,345	$19,470
Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$2,859	$2,842
Interest on borrowings	$495	$484
Income taxes	$1,211	$979
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$542	$947
Fair value of assets acquired, net of cash and cash equivalents	$168,129	$—
Fair value of liabilities assumed, net of cash and cash equivalents	$154,250	$—
See accompanying condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary. The Bank originates residential, commercial, agricultural, consumer and commercial and industrial (C&I) loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 21 full-service offices, eight stand-alone locations and 8 branches predominantly located inside Walmart Supercenters.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date as of June 30, 2016 and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.

Effective May 16, 2016, Community Bank of Northern Wisconsin ("CBN") was acquired through merger (“Merger”) by the Bank. The Merger was consummated pursuant to the terms of a Plan and Agreement of Merger (“Merger Agreement”), dated February 10, 2016, as amended by the First Amendment to Agreement and Plan of Merger dated as of May 13, 2016 by and among the Bank, Old Murry Bancorp, Inc. ("Old Murry"), the controlling shareholders of Old Murry, and CBN. In accordance with the terms of the Merger Agreement, the Bank agreed to purchase all of the assets and assume all of the liabilities of CBN. The total purchase price paid in cash by the Bank was $17,447, which represented a $16,762 book value of the CBN as of April 30, 2016, less a capital dividend of $4,342 declared by CBN to Old Murry, plus a $5,000 fixed premium and daily interest through May 16, 2016 in the amount of $27. The purchase price was funded by $11,000 of debt, and the remaining $6,447 of cash.
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
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual substandard loans not considered a TDR when full payment under the loan terms is not expected. All TDRs are individually evaluated for impairment. See Note 4, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. If a TDR or substandard loan is deemed to be impaired, a specific ALL allocation may be established so that the loan is reported, net, at the lower of (a) outstanding principal balance, (b) the present value of estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any collateral, less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90 days past due, and certain substandard loans that are less than 90 days delinquent, the likelihood of the loan migrating to over 90 days past due is also taken into account when determining the specific ALL allocation for these particular loans. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, as well as non-TDR commercial loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Loans Acquired through Business Combination with Deteriorated Credit Quality - Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-30, "Loan and Debt Securities Acquired with Deteriorated Credit Quality", applies to loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that we will be unable to collect all contractually required payments receivable. In accordance with this guidance, these loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield”, is recognized as interest income over the life of the loans using a method that approximates the level-yield method. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference”, are not recognized as a yield adjustment, a loss accrual, or a valuation allowance, Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairments. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.
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

Goodwill - Goodwill resulting from the acquisition by merger of CBN was determined as the excess of the fair value of the consideration transferred, over the fair value of the net assets acquired, less liabilities assumed in the acquisition by merger, as of the acquisition date. Goodwill resulting from the selective purchase of loans and deposits from Central Bank in February 2016 was determined as the excess of the Premium Deposit less the Core Deposit Intangible as of the acquisition date. Goodwill is determined to have an indefinite useful life, and is not amortized. Goodwill is tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

The following table provides changes in goodwill from September 30, 2015 through June 30, 2016:

Balance at beginning of period	$—
Select loans and deposit purchase from Central Bank	435
CBN acquisition	3,568
Valuation allowance	—
Balance at end of period	$4,003

Income Taxes – The Company accounts for income taxes in accordance with the FASB ASC Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 7, "Income Taxes" for details on the Company’s income taxes.
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
Recent Accounting Pronouncements - In June, 2016 the FASB issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the excepted credit losses on financial instruments and other commitments to extend credit. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has not yet evaluated the potential effects of adopting ASU 2016-13 on the Company’s consolidated results of operations, financial position or cash flows.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 is intended to address certain specific issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition with respect to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” For public entities, ASU 2016-12 is effective on a retrospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company expects the adoption of ASU 2016-12 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify certain areas of share-based payment transaction accounting, including the income tax consequences, equity or liability classification of certain share awards, and classification on the statement of cash flows. ASU 2016-09 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the effect on the consolidated results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company expects the adoption of ASU 2016-02 to have no material effect on the Company's consolidated results of operations, financial position or cash flows.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 is intended to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public entities, ASU 2016-01 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted, except for certain provisions of ASU 2016-01, which are not applicable to the Company. The Company expects the adoption of ASU 2016-01 to have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In August 2014, the FASB issued ASU 2014-14, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)". ASU 2014-14 is intended to improve accounting and disclosure consistency related to how creditors classify government-guaranteed mortgage loans, including the Federal Housing Administration ("FHA") or United States Department of Veterans Affairs ("VA") guaranteed loans, upon foreclosure. For public entities, ASU 2014-09 is effective on a prospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company has adopted ASU 2014-14 effective December 31, 2015. The adoption of ASU 2014-04 had no effect on the Company's consolidated results of operations, financial position or cash flows.
In January 2014, the FASB issued ASU 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)". ASU 2014-04 is intended to improve consistency among reporting entities by clarifying when an in substance foreclosure occurs, that is, when a creditor should derecognize a loan and recognize the corresponding real estate collateral as a separate asset. For public entities, ASU 2014-04 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company has adopted ASU 2014-04 effective December 31, 2015. The adoption of ASU 2014-04 had no effect on the Company's consolidated results of operations, financial position or cash flows.
NOTE 2 – ACQUISITIONS

On May 16, 2016, the Company completed the acquisition through merger of CBN, with the Bank surviving the merger. The Merger was consummated pursuant to the terms of the Merger Agreement, dated February 10, 2016, and as amended on May 13, 2016. The Merger expands our presence in our Rice Lake, Wisconsin market with five additional branches.

Under the terms of the Merger Agreement, the total purchase price paid in cash by the Bank was $17,447, which represented a $16,762 book value of CBN as of April 30, 2016, less a capital dividend of $4,342 declared by CBN, plus a $5,000 fixed premium and daily interest through May 16, 2016 in the amount of $27. The Merger added $168,129 in assets, $112,327 in loans, $151,020 in deposits, $3,568 in goodwill, and $607 in a core deposit intangible. Acquisition costs consisting of accounting, legal and other professional fees were approximately $312 through June 30, 2016 and were accrued for in non-interest expense.

The following is a reconciliation of cash paid, net assets acquired, net of fair value adjustments, and goodwill resulting from the acquisition of CBN as of the acquisition date:

	(Dollars in thousands)
Debt issued by buyer	$11,000
Cash paid by buyer	6,447
Total consideration paid for CBN	$17,447

CBN's net assets at fair value:
CBN net assets acquired	$12,510
Adjustments to reflect assets acquired at fair value:
Investment securities discount/premium, net	(108)	(2)
Performing loans	(164)	(3)
Nonperforming loans	(1,168)	(3)
Allowance for loan losses	1,832	(3)
Property and equipment, net	88	(4)
Deposits	282	(6)
Less: adjusted identifiable net assets acquired	$13,272

Other intangibles:
Adjustment to recognize other intangibles	(607)	(5)

Total goodwill	$3,568	(7)

The acquisition of the net assets of CBN constitutes a business combination as defined by FASB ASC Topic 805, "Business Combinations." Accordingly, the assets acquired and liabilities assumed are presented at their fair values at acquisition date. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates regarding discount rates, future expected cash flows, market conditions and other future events that are highly objective in nature and subject to change. The following schedule is a breakdown of the assets acquired, liabilities assumed, related fair value adjustments, and resulting goodwill:

	Community Bank of Northern Wisconsin	Fair Value Adjustments		Fair Value
Assets	(Dollars in thousands)
Cash and cash equivalents	$28,104	$—		$28,104
Other interest bearing deposits	5,000	(6)	(2)	4,994
Investment securities	16,825	(102)	(2)	16,723
Federal Home Loan Bank stock	405	—		405
Loans receivable	113,659	(1,332)	(3)	112,327
Allowance for loan losses	(1,832)	1,832	(3)	—
Loans receivable, net	111,827	500		112,327
Office properties and equipment, net	2,741	88	(4)	2,829
Accrued interest receivable	540	—		540
Intangible assets	—	607	(5)	607
Foreclosed and repossessed assets, net	265	—		265
Other assets	1,335	—		1,335
TOTAL ASSETS	$167,042	$1,087		$168,129

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$151,302	$(282)	(6)	$151,020
Federal Home Loan Bank advances	3,000	—		3,000
Other liabilities	230	—		230
Total liabilities	154,532	(282)		154,250
Stockholders’ equity:
Common stock	—	—		—
Additional paid-in capital	12,510	(12,510)	(7)	—
Retained earnings	—	—		—
Unearned deferred compensation	—	—		—
Accumulated other comprehensive loss	—	—		—
Total stockholders’ equity	12,510	(12,510)		—
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,042	$(12,792)		$154,250
Net assets acquired				13,879
Purchase price				17,447
Goodwill				$3,568

The following is a description of the methods used to determine, and adjustments necessary to present, the fair values of significant assets and liabilities presented above:

Cash and cash equivalents-The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Other interest bearing deposits-Other interest bearing deposits were acquired from CBN with a $6 adjustment (2) to market value based upon quoted market prices or other observable outputs.

Investment Securities-Investment securities were acquired from CBN with a $102 adjustment (2) to market value based upon quoted market prices or other observable outputs.

Federal Home Loan Bank (FHLB) stock-Non-marketable investments in FHLB stock are carried at cost, which is their redeemable fair value since the market for each category of this stock is restricted.

Loans Receivable-Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan, related collateral, classification status, interest rate, term of the loan, whether the loan was amortizing, and current discount rates. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns.

We evaluated $111,519 of loans purchased in conjunction with the acquisition in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, and those loans were recorded with a $164 discount, included in fair value adjustment (3) above. As a result, the fair value discount on these loans is being accreted into interest income over the weighted average life of the loans, using a constant yield method. The remaining $2,140 of loans evaluated were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $1,168 discount, which is included in fair value adjustment (3) above. These purchased credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows.

Office properties and equipment-The fair values of office properties and equipment were based on the appraised value of the property. The fair value adjustment (4) of $88 will be amortized over the remaining economic life of the properties, which is estimated to be 25 years.

Accrued interest receivable-Accrued interest receivable was acquired at market value.

Intangible assets-Core deposit intangible assets represent the value of the relationships that CBN had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Company recorded $607 of gross core deposit intangible as a result of the CBN acquisition, fair value adjustment (5) above, which will be amortized over seven years.

Foreclosed and repossessed assets-The carrying amount of these acquired assets were deemed to be a reasonable estimate of their fair value at the date of acquisition.

Other assets- The carrying amount of these acquired assets were deemed to be a reasonable estimate of their fair value at the date of acquisition.

Deposits-The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates. The Company determined that the fair value of fixed rate certificate deposits exceeded book value by $282; fair value adjustment (6) above. This fair value adjustment will be amortized over the weighted average life of these deposits, which is estimated to be 17 months.

FHLB advances and other borrowings-The fair value of long-term borrowed funds is estimated using discounted cash flows based on the Bank’s current incremental borrowing rates for similar borrowing arrangements. The carrying value of short-term borrowed funds approximates their fair value.

Other liabilities- The carrying amount of these acquired assets were deemed to be a reasonable estimate of their fair value at the date of acquisition.

Stockholders' equity-All equity of the acquired CBN entity was eliminated as a result of the acquisition; fair value adjustment (7) above.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. We will continue to review the estimated fair values of loans, deposits, property and equipment, intangible assets, and other assets and liabilities. Our operating results for the period ended June 30, 2016, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date.

The following unaudited pro forma condensed financial information presents our results of operations, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period presented:

	Citizens Community Bancorp, Inc. Year Ended 09/30/2015	Community Bank of Northern Wisconsin Year Ended 12/31/2015	Pro Forma Adjustments		Pro Forma Combined
Interest and dividend income:
Interest and fees on loans	$21,641	$5,698	$27	(3)	$27,366
Interest and dividends on investments	1,363	469	—		1,832
Total interest and dividend income	23,004	6,167	27		29,198
Interest expense:
Interest on deposits	3,808	956	199	(6)	4,963
Interest on borrowed funds	630	31	367	(1)	1,028
Total interest expense	4,438	987	566		5,991
Net interest income before provision for loan losses	18,566	5,180	(539)		23,207
Provision for loan losses	656	84	—		740
Net interest income after provision for loan losses	17,910	5,096	(539)		22,467
Non-interest income	3,913	463	—		4,376
Non-interest expense	17,719	4,123	91	(4) (5)	21,933
Income before provision for income tax	4,104	1,436	(630)		4,910
Provision for income taxes	1,490	18	—		1,508
Net income attributable to common stockholders	$2,614	$1,418	$(630)		$3,402

Per share information:
Basic earnings	$0.50				$0.65
Diluted earnings	$0.50				$0.65
The following is a description of the methods used to determine the pro forma adjustments presented above:
(1) Annual interest expense of $367; represents interest on debt incurred to partially fund the acquisition of CBN. Interest expense was based on $11,000 borrowings at an annual interest rate of 3.3366%.
Pro forma adjustments to non-interest expense consist of the following:
(3) Fair value adjustment to performing loans of $164, amortized over 72 months; the weighted average remaining life of the loans, or ($27) annually.
(4) Fair value adjustment to office properties and equipment of $88, amortized over the estimated remaining life of the buildings of 25 years, or $4 annually.
(5) Core deposit intangible of $607, amortized over the estimated life of the intangible asset of seven years, or $87 annually.
(6) Fair value adjustment to deposits of $282, amortized over the weighted average life of the deposits of 17 months, or $199 annually.

Selectively purchased loans and deposits - Central Bank - In February 2016, the Bank selectively purchased loans and deposit from Central Bank in Rice Lake and Barron, Wisconsin. The fair value of the acquired assets totaled $17,323, including $10,001 in cash, $16,363 in loans and $786 in fixed and other assets. The Bank also assumed $27,131 in deposits, for which it paid a deposit premium of $707, as part of the transaction. The assets and liabilities relating to these selectively purchased loans and deposits were recorded on the Bank’s balance sheet at their preliminary fair values as of February 5, 2016 and the related results of operations for these branches have been included in the Company's consolidated statement of comprehensive income since that date. Based on the preliminary purchase price allocation, the Corporation recorded $435 in goodwill and $272  in core deposit intangibles. These fair value estimates are provisional amounts based on third party valuations that are currently under review. The goodwill for this transaction is deductible for income tax purposes.

NOTE 3 – FAIR VALUE ACCOUNTING
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2016 and September 30, 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Investment securities:
U.S. government agency obligations	$14,737	$—	$14,737	$—
Obligations of states and political subdivisions	33,773	—	33,773	—
Mortgage-backed securities	35,559	—	35,559	—
Federal Agricultural Mortgage Corporation	65	—	65	—
Trust preferred securities	374	—	—	374
Total	$84,508	$—	$84,134	$374
September 30, 2015
Investment securities:
U.S. government agency obligations	$15,020	$—	$15,020	$—
Obligations of states and political
subdivisions	27,407	—	27,407	—
Mortgage-backed securities	37,440	—	37,440	—
Federal Agricultural Mortgage Corporation	54	—	54	—
Total	$79,921	$—	$79,921	$—
Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2016 and September 30, 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Foreclosed and repossessed assets, net	$911	$—	$—	$911
Impaired loans with allocated allowances	2,352	—	—	2,352
Total	$3,263	$—	$—	$3,263
September 30, 2015
Foreclosed and repossessed assets, net	$902	$—	$—	$902
Impaired loans with allocated allowances	2,349	—	—	2,349
Total	$3,251	$—	$—	$3,251
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
June 30, 2016.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
June 30, 2016
Foreclosed and repossessed assets, net	$911	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,352	Appraisal value	Estimated costs to sell	10 - 15%
September 30, 2015
Foreclosed and repossessed assets, net	$902	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,349	Appraisal value	Estimated costs to sell	10 - 15%

(1)     Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.

(2)     The fair value basis of impaired loans and real estate owned may be adjusted to reflect management estimates of disposal costs including, but not limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

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
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN acquisition approximates the fair value of the loans at June 30, 2016. The fair value of loans is considered to be a level 3 measurement.
Accrued Interest Receivable and Payable
Due to their short-term nature, the carrying amounts of accrued interest receivable and payable are considered to be a reasonable estimate of fair value and represents a level 1 measurement.
Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date and represents a level 1 measurement. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of fixed rate certificate accounts acquired through the CBN acquisition approximates the fair value of the loans at June 30, 2016 and represents a level 3 measurement.
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
The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company's financial instruments as of the dates indicated below were as follows:

	June 30, 2016		September 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$21,345	$21,345	$23,872	$23,872
Interest-bearing deposits	745	759	2,992	3,022
Investment securities	91,671	91,960	87,933	88,140
Non-marketable equity securities, at cost	5,034	5,034	4,626	4,626
Loans receivable, net	577,810	596,313	444,014	462,227
Accrued interest receivable	1,971	1,971	1,574	1,574
Financial liabilities:
Deposits	$585,224	$589,144	$456,298	$460,450
FHLB advances	58,874	59,020	58,891	59,357
Other liabilities	11,000	11,000	—	—
Accrued interest payable	130	130	18	18
NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS
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

Below is a summary of originated and acquired loans by type and risk rating as of June 30, 2016:

Originated Loans:	1 to 5	6	7	8	9	TOTAL
Real estate loans:
Consumer	$167,989	$—	$1,738	$—	$—	$169,727
Commercial/agricultural	95,658	—	—	—	—	95,658
Total real estate loans	263,647	—	1,738	—	—	265,385
Consumer and other loans:	207,549	11	577	—	—	208,137
Total originated loans	$471,196	$11	$2,315	$—	$—	$473,522
Acquired Loans:
Real estate loans:
Consumer	$24,089	$607	$892	$236	$—	$25,824
Commercial/agricultural	57,337	182	3,444	—	—	60,963
Total real estate loans	81,426	789	4,336	236	—	86,787
Consumer and other loans:	22,964	41	40	—	1	23,046
Total acquired loans	$104,390	$830	$4,376	$236	$1	$109,833
Total Loans:
Real estate loans:
Consumer	$192,078	$607	$2,630	$236	$—	$195,551
Commercial/agricultural	152,995	182	3,444	—	—	156,621
Total real estate loans	345,073	789	6,074	236	—	352,172
Consumer and other loans:	230,513	52	617	—	1	231,183
Gross loans	$575,586	$841	$6,691	$236	$1	$583,355
Net deferred loan costs (fees) and acquisition loan discount						691
Allowance for loan losses						(6,236)
Loans receivable, net						$577,810

Below is a summary of originated loans by type and risk rating as of September 30, 2015:

	1 to 5	6	7	8	9	TOTAL
Real estate loans:
Consumer	$179,946	$—	$1,260	$—	$—	$181,206
Commercial/agricultural	63,266	—	—	—	—	63,266
Total real estate loans	243,212	—	1,260	—	—	244,472
Consumer and other loans:	203,054	—	547	—	7	203,608
Gross loans	$446,266	$—	$1,807	$—	$7	$448,080
Net deferred loan costs (fees)						2,430
Allowance for loan losses						(6,496)
Loans receivable, net						$444,014
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

Changes in the ALL by loan type for the periods presented below were as follows:

	Consumer Real Estate	Commercial/Agriculture Real Estate	Consumer and Other	Unallocated	Total
Nine Months Ended June 30, 2016:
Allowance for Loan Losses:
Beginning balance, October 1, 2015	$2,364	$1,617	$2,263	$252	$6,496
Charge-offs	(111)	—	(394)	—	(505)
Recoveries	7	—	163	—	170
Provision	30	10	35	—	75
Allowance allocation adjustment	(166)	249	128	(211)	—
Total allowance on originated loans	$2,124	$1,876	$2,195	$41	$6,236
Purchased credit-impaired loans	$—	$—	$—	$—	$—
Other acquired loans	—	—	—	—	—
Total allowance on acquired loans	$—	$—	$—	$—	$—
Ending balance, June 30, 2016	$2,124	$1,876	$2,195	$41	$6,236
Allowance for Loan Losses at June 30, 2016:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$422	$—	$189	$—	$611
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,702	$1,876	$2,006	$41	$5,625
Loans Receivable as of June 30, 2016:
Ending balance of originated loans	$124,316	$128,089	$221,808	$—	$474,213
Ending balance of purchased credit-impaired loans	399	1,762	1,489	—	3,650
Ending balance of other acquired loans	69,198	26,770	10,215	—	106,183
Ending balance of loans	$193,913	$156,621	$233,512	$—	$584,046
Ending balance: individually evaluated for impairment	$4,670	$—	$914	$—	$5,584
Ending balance: collectively evaluated for impairment	$189,243	$156,621	$232,598	$—	$578,462

	Consumer Real Estate	Commercial/Agriculture Real Estate	Consumer and Other	Unallocated	Total
Year Ended September 30, 2015:
Allowance for Loan Losses:
Beginning balance, October 1, 2014	$2,759	$—	$3,747	$—	$6,506
Charge-offs	(405)	—	(601)	—	(1,006)
Recoveries	69	—	271	—	340
Provision	382	16	258	—	656
Allowance allocation adjustment	(441)	1,601	(1,412)	252	—
Ending balance, September 30, 2015	$2,364	$1,617	$2,263	$252	$6,496
Allowance for Loan Losses at September 30, 2015:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$463	$—	$119	$—	$582
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,901	$1,617	$2,144	$252	$5,914
Loans Receivable as of September 30, 2015:
Ending balance	$180,693	$63,266	$206,551	$—	$450,510
Ending balance: individually evaluated for impairment	$4,466	$—	$848	$—	$5,314
Ending balance: collectively evaluated for impairment	$176,227	$63,266	$205,703	$—	$445,196
The Bank has originated most of the loans currently recorded on the Company’s accompanying Consolidated Balance Sheet, except as noted below.
In February 2016, the Bank selectively purchased loans and deposits from Central Bank in Rice Lake and Barron, Wisconsin in the amount of $16,363 and $27,131, respectively. In May 2016, the Bank acquired loans and deposits from Community Bank of Northern Wisconsin, headquartered in Rice Lake, Wisconsin in the amount of $112,327 and $151,020, respectively.
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a Board of Director determinant was originally established to limit the purchase of these consumer loans under this arrangement to a maximum of $40,000 and a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. During the first quarter of fiscal 2015, the Board of Directors increased the limit of these purchased consumer loans to a maximum of $50,000. As of June 30, 2016, the balance of the consumer loans purchased was $47,865. The balance in the cash reserve account has reached the maximum allowed balance of $1,000, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, the Company has not charged off or experienced losses related to the purchased loans.
The weighted average rate earned on these purchased consumer loans was 4.24% as of June 30, 2016. From March 2014 through December 2015, the rate earned for all new loan originations of these purchased consumer loans was 4.00%. As of January 2016, new loans purchased are at an interest rate of 4.25% due to the increase in the Prime Rate.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Real Estate Loans		Commercial/Agriculture Real Estate Loans		Consumer and Other Loans		Total Loans
	June 30, 2016	September 30, 2015	June 30, 2016	September 30, 2015	June 30, 2016	September 30, 2015	June 30, 2016	September 30, 2015
Performing loans
Performing TDR loans	$3,006	$3,206	$1,078	$—	$336	$472	$4,420	$3,678
Performing loans other	188,315	176,650	154,675	63,266	232,431	205,695	575,421	445,611
Total performing loans	191,321	179,856	155,753	63,266	232,767	206,167	579,841	449,289

Nonperforming loans (1)
Nonperforming TDR loans	483	273	482	—	61	59	1,026	332
Nonperforming loans other	2,109	564	386	—	684	325	3,179	889
Total nonperforming loans	2,592	837	868	—	745	384	4,205	1,221
Total loans	$193,913	$180,693	$156,621	$63,266	$233,512	$206,551	$584,046	$450,510

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.
An aging analysis of the Company’s real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of June 30, 2016 and September 30, 2015, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Recorded Investment > 89 days and Accruing
June 30, 2016
Real estate loans	$996	$117	$1,623	$2,736	$191,177	$193,913	$682
Commercial/Agriculture real estate	84	494	1,719	2,297	154,324	156,621	35
Consumer and other loans	915	900	78	1,893	183,754	185,647	36
Purchased third party loans	302	226	227	755	47,110	47,865	226
Total	$2,297	$1,737	$3,647	$7,681	$576,365	$584,046	$979
September 30, 2015
Real estate loans	$555	$500	$387	$1,442	$179,251	$180,693	$244
Commercial/Agriculture real estate	—	—	—	—	63,266	63,266	—
Consumer and other loans	386	65	135	586	166,260	166,846	52
Purchased third party loans	238	189	177	604	39,101	39,705	177
Total	$1,179	$754	$699	$2,632	$447,878	$450,510	$473
As of June 30, 2016, the balance of acquired loans that are considered past due is $4,255 and the balance of acquired loans considered current is $105,578.

At June 30, 2016, the Company has identified $5,446 of TDR loans and $138 of substandard loans as impaired, totaling $5,584, which includes $4,420 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of June 30, 2016 and September 30, 2015 was as follows:

	With No Related Allowance Recorded				With An Allowance Recorded				Totals
	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total
Recorded investment at June 30, 2016	$2,822	$—	$410	$3,232	$1,848	$—	$504	$2,352	$4,670	$—	$914	$5,584
Unpaid balance at June 30, 2016	2,822	—	410	3,232	1,848	—	504	2,352	4,670	—	914	5,584
Recorded investment at September 30, 2015	2,494	—	471	2,965	1,972	—	377	2,349	4,466	—	848	5,314
Unpaid balance at September 30, 2015	2,494	—	471	2,965	1,972	—	377	2,349	4,466	—	848	5,314
Average recorded investment; nine months ended June 30, 2016	2,762	—	491	3,253	1,787	—	338	2,125	4,549	—	829	5,378
Average recorded investment; twelve months ended September 30, 2015	3,178	—	485	3,663	2,220	—	556	2,776	5,398	—	1,041	6,439
Interest income received; nine months ended June 30, 2016	85	—	31	116	33	—	6	39	118	—	37	155
Interest income received; twelve months ended September 30, 2015	136	—	35	171	61	—	23	84	197	—	58	255

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 7 delinquent TDRs greater than 59 days past due with a recorded investment of $816 at June 30, 2016, compared to 4 such loans with a recorded investment of $191 at September 30, 2015. A summary of loans by loan type modified in a troubled debt restructuring as of June 30, 2016 and June 30, 2015, and during each of the nine months then ended was as follows:

	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total
June 30, 2016 and
Nine Months then Ended:
Accruing / Performing:
Beginning balance	$3,206	$—	$472	$3,678
Principal balance of acquired loans	74	1,088	—	1,162
Principal payments	(86)	(10)	(97)	(193)
Charge-offs	—	—	—	—
Advances	7	—	1	8
New restructured (1)	223	—	6	229
Class transfers out (2)	—	—	—	—
Transfers between accrual/non-accrual	(418)	—	(46)	(464)
Ending balance	$3,006	$1,078	$336	$4,420
Non-accrual / Non-performing:
Beginning balance	$273	$—	$59	$332
Principal balance of acquired loans	—	267	13	280
Principal payments	(133)	(19)	(27)	(179)
Charge-offs	(77)	(37)	(31)	(145)
Advances	2	—	1	3
New restructured (1)	—	—	—	—
Class transfers out (2)	—	271	—	271
Transfers between accrual/non-accrual	418	—	46	464
Ending balance	$483	$482	$61	$1,026
Totals:
Beginning balance	$3,479	$—	$531	$4,010
Principal balance of acquired loans	74	1,355	13	1,442
Principal payments	(219)	(29)	(124)	(372)
Charge-offs	(77)	(37)	(31)	(145)
Advances	9	—	2	11
New restructured (1)	223	—	6	229
Class transfers out (2)	—	271	—	271
Transfers between accrual/non-accrual	—	—	—	—
Ending balance	$3,489	$1,560	$397	$5,446

(1)	“New restructured” represent loans restructured during the applicable period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)
“Class transfers out” represent previously restructured loans that are in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

	Consumer Real Estate	Commercial/Agricultural Real Estate	Consumer and Other	Total
June 30, 2015 and
Nine Months then Ended:
Accruing / Performing:
Beginning balance	$4,535	$—	$797	$5,332
Principal payments	(495)	—	(272)	(767)
Charge-offs	—	—	(8)	(8)
Advances	10	—	—	10
New restructured (1)	17	—	42	59
Class transfers out (2)	(181)	—	—	(181)
Transfers between accrual/non-accrual	(232)	—	(42)	(274)
Ending balance	$3,654	$—	$517	$4,171
Non-accrual / Non-performing:
Beginning balance	$202	$—	$47	$249
Principal payments	(104)	—	(9)	(113)
Charge-offs	(41)	—	(31)	(72)
Advances	—	—	—	—
New restructured (1)	—	—	—	—
Class transfers out (2)	—	—	—	—
Transfers between accrual/non-accrual	232	—	42	274
Ending balance	$289	$—	$49	$338
Totals:
Beginning balance	$4,737	$—	$844	$5,581
Principal payments	(599)	—	(281)	(880)
Charge-offs	(41)	—	(39)	(80)
Advances	10	—	—	10
New restructured (1)	17	—	42	59
Class transfers out (2)	(181)	—	—	(181)
Transfers between accrual/non-accrual	—	—	—	—
Ending balance	$3,943	$—	$566	$4,509

(1)	“New restructured” represent loans restructured during the applicable period that met TDR criteria in accordance with the Bank’s policy at the time of the restructuring.

(2)
“Class transfers out” represent previously restructured loans that are in compliance with the modified terms for a minimum of one year, are yielding a market rate and conform to normal underwriting standards.

Below is a breakdown of troubled debt restructurings:

	June 30, 2016		September 30, 2015
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Consumer Real Estate	34	$3,489	34	$3,479
Commercial/Agricultural Real Estate	6	1,560	—	—
Consumer and other	26	397	39	531
Total troubled debt restructurings	66	$5,446	73	$4,010

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

June 30, 2016
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	3,650
Carrying amount	2,530
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	106,183
Carrying amount	106,021
Total acquired loans
Outstanding balance	109,833
Carrying amount	108,551
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30:

May 16, 2016 to June 30, 2016
Balance at beginning of period	$—
Acquisitions	164
Reduction due to unexpected early payoffs	—
Reclass from non-accretable difference	—
Disposals/transfers	—
Accretion	(2)
Balance at end of period	$162
The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired) acquired from CBN:

	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Contractually required cash flows at acquisition	$3,698	$109,961	$113,659
Non-accretable difference (expected losses and foregone interest)	(1,168)	—	(1,168)
Cash flows expected to be collected at acquisition	2,530	109,961	112,491
Accretable yield	—	(164)	(164)
Basis in acquired loans at acquisition	$2,530	109,797	$112,327
Our analysis of the acquired impaired and non-impaired loan portfolio is ongoing and will be completed by September 30, 2016.

NOTE 5 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of June 30, 2016 and September 30, 2015, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
U.S. government agency obligations	$14,690	$79	$32	$14,737
Obligations of states and political subdivisions	32,941	851	19	33,773
Mortgage-backed securities	35,125	440	6	35,559
Federal Agricultural Mortgage Corporation	70	—	5	65
Trust preferred securities	374	—	—	374
Total available for sale securities	$83,200	$1,370	$62	$84,508

September 30, 2015
U.S. government agency obligations	$15,240	$—	$220	$15,020
Obligations of states and political subdivisions	27,573	81	247	27,407
Mortgage-backed securities	37,451	133	144	37,440
Federal Agricultural Mortgage Corporation	71	—	17	54
Total available for sale securities	$80,335	$214	$628	$79,921

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Obligations of states and political subdivisions	$5,847	$271	$—	$6,118
Mortgage-backed securities	1,316	18	—	1,334
Total held to maturity securities	$7,163	$289	$—	$7,452

September 30, 2015
Obligations of states and political subdivisions	$1,319	$3	$4	$1,318
Mortgage-backed securities	6,693	208	—	6,901
Total held to maturity securities	$8,012	$211	$4	$8,219
As of June 30, 2016, the Bank has pledged U.S. Government Agency securities with a carrying value of $2,857 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of June 30, 2016, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2016, the Bank has pledged U.S. Government Agency securities with a carrying value of $6,164 and mortgage-backed securities with a carrying value of $21,388 as collateral against specific municipal deposits.

The estimated fair value of securities at June 30, 2016 and September 30, 2015, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	June 30, 2016		September 30, 2015
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$230	$230	$—	$—
Due after one year through five years	14,126	14,258	6,451	6,437
Due after five years through ten years	23,664	24,253	22,667	22,457
Due after ten years	45,180	45,767	51,217	51,027
Total available for sale securities	$83,200	$84,508	$80,335	$79,921

	June 30, 2016		September 30, 2015
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,316	$1,334	$1,144	$1,143
Due after five years through ten years	1,620	1,675	175	175
Due after ten years	4,227	4,443	6,693	6,901
Total held to maturity securities	$7,163	$7,452	$8,012	$8,219

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at June 30, 2016 and September 30, 2015 was as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	June 30,		September 30,
Ended September 30,	2016		2015
2016	$23,583	0.52%	$33,600	0.67%
2017	21,461	1.27%	15,461	1.46%
2018	10,100	1.74%	6,100	2.24%
2019	3,730	1.87%	3,730	1.87%
2020	—	—%	—	—%
Total fixed maturity	$58,874	1.09%	$58,891	1.12%
Advances with amortizing principal	—	—%	—	—%
Total advances	$58,874	1.09%	$58,891	1.12%
Irrevocable standby letters of credit	$17,560		$24,040
Total credit outstanding	$76,434		$82,931
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances.
At June 30, 2016, the Bank’s available and unused portion of this borrowing arrangement was approximately $67,300. The weighted average remaining term of the borrowings at June 30, 2016 is 9.66 months compared to 14.25 months at September 30, 2015.
Maximum month-end amounts outstanding were $67,474 and $53,891 during the nine month periods ended June 30, 2016 and 2015, respectively.
Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. These advances are secured by $185,198 of real estate mortgage loans.

NOTE 7 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Nine months ended June 30, 2016	Nine months ended June 30, 2015
Current tax provision
Federal	$647	$1,094
State	190	169
	837	1,263
Deferred tax (benefit) provision
Federal	496	(159)
State	82	8
	578	(151)
Total	$1,415	$1,112
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Nine months ended June 30, 2016		Nine months ended June 30, 2015
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$1,370	34.0%	$1,032	34.0%
State income taxes net of federal taxes	207	5.1	177	5.8
Tax exempt interest	(118)	(2.9)	(47)	(1.6)
Other	(44)	(1.1)	(50)	(1.5)
Total	$1,415	35.1%	$1,112	36.7%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of June 30, 2016 and September 30, 2015, respectively:

	June 30, 2016	September 30, 2015
Deferred tax assets:
Allowance for loan losses	$2,443	$2,544
Deferred loan costs/fees	93	145
Director/officer compensation plans	535	536
Net unrealized loss on securities available for sale	—	166
Economic performance accruals	189	388
Other	109	132
Deferred tax assets	3,369	3,911
Deferred tax liabilities:
Office properties and equipment	(286)	(114)
Net unrealized gain on securities available for sale	(524)	—
Other	(117)	(110)
Deferred tax liabilities	(927)	(224)
Net deferred tax assets	$2,442	$3,687

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies,” above. At June 30, 2016 and September 30, 2015, respectively, management determined that no valuation allowance was necessary for any of the deferred tax assets.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of June 30, 2016, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2012 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the nine month periods ended June 30, 2016 and 2015, the Company did not recognize any interest or penalties related to income tax issues in its consolidated statements of operations. The Company had no recorded accrual or liability for the payment of interest and penalties related to income tax issues as of June 30, 2016 or September 30, 2015 respectively.
NOTE 8 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of June 30, 2016, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At June 30, 2016, 284,778 options had been granted under this plan to eligible participants.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of June 30, 2016, 41,591 restricted shares under this plan were granted. As of June 30, 2016, 150,000 options had been granted to eligible participants.
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
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $(20) and $33 for the three and nine months ended June 30, 2016, respectively. Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $26 and $70 for the three and nine months ended June 30, 2015, respectively.

Restricted Common Stock Award

	June 30, 2016		September 30, 2015
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of fiscal year	46,857	$7.59	41,014	$6.51
Granted	9,091	11.00	17,500	9.20
Vested	(12,627)	7.23	(11,657)	6.18
Forfeited	(22,162)	7.54	—	—
Unvested and outstanding fiscal to date	21,159	$9.33	46,857	$7.59
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to both plans for the three and nine month periods ended June 30, 2016 was $(7) and $25, respectively. The compensation cost recognized for stock-based employee compensation related to both plans for the three and nine month periods ended June 30, 2015 was $16 and $44, respectively.
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2016
Outstanding at September 30, 2015	171,737	$7.46
Granted	55,000	10.00
Exercised	(25,915)
Forfeited or expired	(42,516)
Outstanding at June 30, 2016	158,306	$8.57	6.94
Exercisable at June 30, 2016	65,120	$7.46	3.80	$189
Fully vested and expected to vest	158,306	$8.57	6.94	$297
2015
Outstanding at September 30, 2014	179,192	$6.52
Granted	50,000	9.20
Exercised	(51,955)
Forfeited or expired	(5,500)
Outstanding at September 30, 2015	171,737	$7.46	7.58
Exercisable at September 30, 2015	63,764	$6.79	5.33
Fully vested and expected to vest	171,737	$7.46	7.58
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2016	2015
Intrinsic value of options exercised	$86	$180
Cash received from options exercised	$153	$299
Tax benefit realized from options exercised	$—	$9

Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2016	2015
Dividend yield	1.02%	0.88%
Risk-free interest rate	1.7%	2.1%
Weighted average expected life (years)	10	10
Expected volatility	5%	2%

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the nine months ended June 30, 2016:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains arising during the period	$1,677	(671)	$1,006
Less: reclassification adjustment for gains included in net income	47	(19)	28
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains	(58)	23	(35)
Other comprehensive income	$1,666	$(667)	$999

The following table shows the tax effects allocated to each component of other comprehensive income for the nine months ended June 30, 2015:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains arising during the period	$45	(18)	$27
Less: reclassification adjustment for gains included in net income	60	(24)	36
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains	1	—	1
Other comprehensive income	$106	$(42)	$64
The changes in the accumulated balances for each component of other comprehensive income (loss) for the nine months ended June 30, 2016 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Accumulated Comprehensive Income (Loss)
Balance, October 1, 2015	$(249)	$35	$(214)
Current year-to-date other comprehensive income, net of tax	1,666	(667)	999
Ending balance, June 30, 2016	$1,417	$(632)	$785

NOTE 10 – TERMINATION OF CERTAIN RETIREMENT PLANS
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

In connection with the settlement of all obligations owed by the Company to the participants in the SERP and the DRP, the Company retained an independent consultant during the three months ended March 31, 2016 to perform an actuarial calculation of the final amount of the accumulated benefit owed by the Company to each plan participant. In making this calculation, the consultant made certain assumptions regarding the applicable discount rate to be used and regarding certain other relevant factors to determine the amount of the benefit obligation due each participant, in each case taking into account the terms of each participant’s negotiated plan benefit agreement and the terms of each plan. Differences between the amount of the projected accrued benefit obligation previously recorded by the Company in its consolidated financial statements in connection with these plans and the actual amount of the benefit obligation to be paid to the participants, based upon the calculations of the independent consultant, is recorded in the aggregate as a gain of $41 during the nine months ended June 30, 2016 on the accompanying Consolidated Statements of Operations line item "Salaries and related benefits" as a reduction to the expense. Moreover, as of June 30, 2016, the Company recorded a liability on the accompanying Consolidated Balance Sheet of $1,065 for the aggregate amount of the benefit obligation due plan participants currently receiving monthly and quarterly payments and the final lump sum payment amounts due in December 2016 and January 2017.

The components of the SERP and Directors' Retirement plans' cost at June 30, 2016 are summarized below.

2016
Beginning accrued benefit cost	$1,120
Service cost	—
Interest cost	44
Amortization of prior service costs	1
Net plan termination Credit	(41)
Net periodic benefit cost	4
Benefits paid	(59)
Ending accrued benefit cost	$1,065

Amounts recognized in consolidated balance sheets:

June 30, 2016
Pension obligation	$1,065

Prior service cost	—
Net loss (gain)	—
Total accumulated other comprehensive income, before tax	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2016, and our consolidated results of operations for the nine months ended June 30, 2016, compared to the same period in the prior fiscal year for the nine months ended June 30, 2015. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 7, 2015. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
ACQUISITION
On May 16, 2016, we successfully completed the acquisition of CBN. The acquisition expands our branch network in northern Wisconsin. The acquisition resulted in the following increases to our balance sheet as of the acquisition date: approximately $112,000 in loans, $151,000 in deposits, $3,568 of goodwill, $11,000 of debt, and net assets of $12,510. The acquisition also reduced cash and other liquid assets by approximately $6,447, which funded a portion of the acquisition, as discussed further in Note 2-Acquisition. The discussion of our results below reflect the acquired net assets of CBN, the financing transactions to fund the purchase price, and goodwill arising from accounting for the acquisition as of June 30, 2016.

PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three and nine month periods ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income as reported	$967	$612	$2,528	$1,923
EPS - basic, as reported	$0.18	$0.12	$0.48	$0.37
EPS - diluted, as reported	$0.18	$0.12	$0.48	$0.37
Cash dividends paid	$—	$—	$0.12	$0.08
Return on average assets (annualized)	0.59%	0.43%	0.52%	0.45%
Return on average equity (annualized)	6.17%	4.15%	5.43%	4.41%
Efficiency ratio, as reported (1)	75.15%	79.16%	75.11%	76.61%

(1)
The efficiency ratio is calculated as non-interest expense minus branch closure costs divided by the sum of net interest income plus non-interest income, excluding net impairment losses recognized in net income. A lower ratio indicates greater efficiency.

Key factors behind these results were:

•
Net interest income was $5,179 and $14,359 for the three and nine month periods ended June 30, 2016, an increase of $653 or 14.43% from the prior three month period and an increase of $407 or 2.92% from the prior year period. The three and nine month increase was primarily due to the increase in loan balances due to the CBN acquisition on May 17, 2016.

•
The net interest margin of 3.27% for the three months ended June 30, 2016 represents a 4 bp decrease from a net interest margin of 3.31% for the three months ended June 30, 2015. The net interest margin of 3.24% for the nine months ended June 30, 2016 represents a 14 bp decrease from a net interest margin of 3.38% for the nine months ended June 30, 2015.

•
Total loans were $584,046 at June 30, 2016, an increase of $133,536, or 29.64%, from their balances at September 30, 2015, due primarily to $112,327 of additional loans resulting from the acquisition of CBN, along with continued commercial loan growth and the Central Bank Rice Lake and Barron, Wisconsin selective loans purchase. Total deposits were $585,224 at June 30, 2016, an increase of $128,926, or 28.25%, from their balances at September 30, 2015, mainly due to deposits received from the CBN acquisition of $151,020 and the Central Bank Rice Lake and Barron, Wisconsin deposit purchase , offset by decreases in balances of accounts in closed branches of $12,433.

•
Net loan charge-offs decreased from $479 for the nine months ended June 30, 2015 to $335 for the nine months ended June 30, 2016, as a result of overall credit quality improvement within our loan portfolio. Continued lower levels of net loan charge-offs in recent periods led to a decreased provision for loan losses of $75 for the nine month period ended June 30, 2016, compared to $535 for the nine months ended June 30, 2015. Annualized net loan charge-offs as a percentage of average loans were 0.09% for the nine months ended June 30, 2016, compared to 0.14% for the nine months ended June 30, 2015.

•
Non-interest income increased from $931 for the three months ended June 30, 2015 to $1,013 for the three months ended June 30, 2016, because of an increase in interchange income received due to additional card usage. Non-interest income decreased from $2,889 for the nine months ended June 30, 2015 to $2,773 for the nine months ended June 30, 2016, mainly due to a decrease in overdraft fee income. As a result of our branch rationalization, our deposit mix is changing which has led to a decrease in overdraft fee income.

•
Non-interest expense increased $295 for the three months ended June 30, 2016 from $4,358 to $4,653 compared to the three months ended June 30, 2015. Non-interest expense decreased $157 for the nine months ended June 30, 2016 from $13,271 to $13,114, compared to the nine month period ended June 30, 2015. During the current three month period, salaries and related benefits costs increased $183, mainly due to the addition of new employees related to the CBN acquisition. During the current nine month period, similar personnel cost increases were offset by decreases in occupancy expenses due to efficiencies and cost savings realized over recent periods through management initiatives including branch closures and technology improvements. Occupancy costs consist primarily of office rental and depreciation expenses. Other non-interest expense reductions, including professional services, reflected reduced expenses as part of our branch rationalization plan.

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
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of June 30, 2016, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the nine month periods ended June 30, 2016 and 2015, respectively.
Tax equivalent net interest income was $5,248 and $14,554 for the three and nine months ended June 30, 2016, compared to $4,567 and $14,032 for the three and nine months ended June 30, 2015. The net interest margin for the three and nine month periods ended June 30, 2016 was 3.27% and 3.24% compared to 3.31% and 3.38% for the three and nine month periods ended June 30, 2015.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $714 and $857 in net interest income for the three and nine month periods ended June 30, 2016 compared to the comparable prior year period. The increase and changes in the composition of interest earning assets resulted in an increase of $929 and $1,133 for the three and nine month periods ended June 30, 2016, compared to the same period in the prior year. Rate changes on interest earning assets decreased net interest income by $48 and $401 for the three and nine month periods ended June 30, 2016. Rate changes on interest-bearing liabilities decreased interest expense by $15 and $66 over the same period in the prior year, resulting in a net decrease of $33 and $335 in net interest income as a result of changes in interest rates due to competitive pricing during the three and nine month periods ended June 30, 2016. Rate decreases on loans are reflective of the overall lower market interest rate environment versus historic levels.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the nine month period ended June 30, 2016, and for the comparable prior year nine month periods. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $646,388 and $600,434 for the three and nine month periods ended June 30, 2016, respectively, compared to $553,258 and $555,225 for the comparable prior year periods. Interest income on interest earning assets was $6,543 and $18,085 for the three and nine month periods ended June 30, 2016, respectively, compared to $5,662 and $17,353 for the same periods in the prior year. Interest income is comprised primarily of interest income on loans and interest income on investment securities adjusted for the tax benefit of tax-exempt securities. Interest income on loans was $6,072 and $16,623 for the three and nine month periods ended June 30, 2016, respectively, compared to $5,304 and $16,275 for the comparable prior year periods. The increase in loan interest income in the current year three and nine month periods was primarily due to an increased level of commercial loans in the current year periods over the comparable periods in the prior year. Interest income on investment securities was $397 and $1,250 for the three and nine month periods ended June 30, 2016, compared to $308 and $938 for the similar prior year periods. The increase is due to an increase in our investment portfolio from funds received from the Central Bank selective loans and deposits purchase and the CBN acquisition.
Average interest-bearing liabilities were $566,575 and $525,139 for the three and nine month periods ended June 30, 2016, respectively, compared to $483,181 and $486,620 for the similar prior year periods. Interest expense on interest-bearing liabilities was $1,295 and $3,531 for the three and nine month periods ended June 30, 2016, respectively, compared to $1,095 and $3,321 for the same periods in the prior year. Interest expense increased during the current three and nine month periods compared to the comparable prior year periods, due to increases in deposit balances from the recent acquisition.
For the three and nine months ended June 30, 2016, interest expense on interest-bearing deposits increased $150 and $175, respectively, from volume and mix changes and decreased $16 and $32 from the impact of the rate environment, resulting in an aggregate increase of $134 and $143 in interest expense on interest-bearing deposits during such periods. Interest expense on FHLB advances and other borrowings increased $65 and $101 from volume and mix changes and increased $1 and decreased $34 from the impact of the rate environment during the three and nine month periods ended June 30, 2016 for an aggregate increase of $66 and $67 for the three and nine month periods.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended June 30, 2016 compared to the three months ended June 30, 2015:

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$21,118	$18	0.34%	$24,006	$17	0.28%
Loans	525,780	6,072	4.64%	454,255	5,304	4.68%
Interest-bearing deposits	2,557	10	1.57%	1,495	7	1.88%
Investment securities (1)	92,102	397	1.73%	68,713	308	1.80%
Non-marketable equity securities, at cost	4,831	46	3.83%	4,789	26	2.18%
Total interest earning assets	$646,388	$6,543	4.07%	$553,258	$5,662	4.10%
Average interest-bearing liabilities:
Savings accounts	$35,825	$11	0.12%	$28,113	$8	0.11%
Demand deposits	42,898	65	0.61%	21,883	42	0.77%
Money market	141,162	141	0.40%	145,575	156	0.43%
CD’s	251,534	787	1.26%	218,287	675	1.24%
IRA’s	27,332	77	1.13%	22,182	66	1.19%
Total deposits	498,751	1,081	0.87%	436,040	947	0.88%
FHLB Advances and other borrowings	67,824	214	1.27%	47,141	148	1.26%
Total interest-bearing liabilities	$566,575	$1,295	0.92%	$483,181	$1,095	0.91%
Net interest income		$5,248			$4,567
Interest rate spread			3.15%			3.19%
Net interest margin			3.27%			3.31%
Average interest earning assets to average interest-bearing liabilities			1.14			1.15
(1) For the three months ended June 30, 2016 and 2015, the average balances of the tax exempt investment securities, included in investment securities, were $30,190 and $17,248, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

Nine months ended June 30, 2016 compared to the nine months ended June 30, 2015:

	Nine months ended June 30, 2016			Nine months ended June 30, 2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$18,630	$51	0.37%	$19,765	$37	0.25%
Loans	482,808	16,623	4.60%	459,104	16,275	4.74%
Interest-bearing deposits	2,868	43	2.00%	1,195	18	2.01%
Investment securities (1)	91,420	1,250	1.83%	70,052	938	1.79%
Non-marketable equity securities, at cost	4,708	118	3.35%	5,109	85	2.22%
Total interest earning assets	$600,434	$18,085	4.02%	$555,225	$17,353	4.18%
Average interest-bearing liabilities:
Savings accounts	$30,755	$26	0.11%	$27,840	$22	0.11%
Demand deposits	32,008	155	0.65%	20,343	114	0.75%
Money market	142,003	436	0.41%	142,062	467	0.44%
CD’s	232,558	2,159	1.24%	222,416	2,045	1.23%
IRA’s	24,584	212	1.15%	22,268	197	1.18%
Total deposits	461,908	2,988	0.86%	434,929	2,845	0.87%
FHLB Advance and other borrowings	63,231	543	1.15%	51,691	476	1.23%
Total interest-bearing liabilities	$525,139	$3,531	0.90%	$486,620	$3,321	0.91%
Net interest income		$14,554			$14,032
Interest rate spread			3.12%			3.27%
Net interest margin			3.24%			3.38%
Average interest earning assets to average interest-bearing liabilities			1.14			1.14
(1) For the nine months ended ended June 30, 2016 and 2015, the average balances of the tax exempt investment securities, included in investment securities, were $28,433 and $12,494, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
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

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2016 compared to the three months ended June 30, 2015:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(2)	$3	$1
Loans	826	(58)	768
Interest-bearing deposits	4	(1)	3
Investment securities	101	(12)	89
Non-marketable equity securities, at cost	—	20	20
Total interest earning assets	929	(48)	881
Interest expense:
Savings accounts	2	1	3
Demand deposits	34	(11)	23
Money market accounts	(5)	(10)	(15)
CD’s	104	8	112
IRA’s	15	(4)	11
Total deposits	150	(16)	134
FHLB Advances	65	1	66
Total interest bearing liabilities	215	(15)	200
Net interest income	$714	$(33)	$681
Nine months ended June 30, 2016 compared to the nine months ended June 30, 2015.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(2)	$16	$14
Loans	825	(477)	348
Interest-bearing deposits	25	—	25
Investment securities	292	20	312
Non-marketable equity securities, at cost	(7)	40	33
Total interest earning assets	1,133	(401)	732
Interest expense:
Savings accounts	2	2	4
Demand deposits	59	(18)	41
Money market accounts	—	(31)	(31)
CD’s	94	20	114
IRA’s	20	(5)	15
Total deposits	175	(32)	143
FHLB Advance and other borrowings	101	(34)	67
Total interest bearing liabilities	276	(66)	210
Net interest income (loss)	$857	$(335)	$522

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
Net loan charge-offs for the nine month period ended June 30, 2016 were $335, compared to $479, for the comparable prior year period. Annualized net charge-offs to average loans were 0.09% for the nine months ended June 30, 2016, compared to 0.14% for the comparable period in the prior year. Non-accrual loans were $3,226 at June 30, 2016, compared to $748 at September 30, 2015. Of the $2,478 increase in non-accrual loans, $1,832 is attributable to the CBN acquisition. Even though we are experiencing a slight increase in our nonperforming loans, we believe our credit and underwriting policies have supported more effective lending decisions by the Bank. Long term, we believe our loan servicing procedures will be able to manage delinquency efficiently and effectively. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a provision for loan losses of $0 and $75 for the three and nine month periods ended June 30, 2016, compared to $150 and $535 for the comparable prior year periods. Management believes that the provision taken for the current year three and nine month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make adjustments to our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three and nine month periods ended June 30, 2016 and 2015, respectively.

	Three months ended June 30,		%	Nine months ended June 30,		%
	2016	2015	Change	2016	2015	Change
Non-interest Income:
Net gain (loss) on available for sale securities	$43	$13	230.77%	$47	$60	(21.67)%
Service charges on deposit accounts	410	423	(3.07)	1,164	1,273	(8.56)%
Loan fees and service charges	302	276	9.42	886	923	(4.01)%
Other	258	219	17.81	676	633	6.79%
Total non-interest income	$1,013	$931	8.81%	$2,773	$2,889	(4.02)%
The decrease of $13 and $109 in service charges on deposit accounts for the three and nine month periods ended June 30, 2016, respectively, was primarily due to a decrease in overdraft fee income. As a result of our branch rationalization, our deposit mix is changing and has caused the decrease in overdraft fee income during the current three and nine month periods ended June 30, 2016. The increase of $82 in total non-interest income during the current year three month period ended June 30, 2016, compared to the same period in the prior year, was attributable to increased Visa interchange income due to additional usage of our Visa Debit cards. Total non-interest income decreased $116 during the current nine month period ended June 30, 2016 over the prior year period, primarily due to a decrease in overdraft fee income, secondary market loan origination fees and a loan sale premium received in the first quarter of the previous year in the amount of $89 recorded in loan fees and service charges.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and nine month periods ended June 30, 2016 and 2015, respectively.

	Three months ended June 30,		%	Nine months ended June 30,		%
	2016	2015	Change	2016	2015	Change
Non-interest Expense:
Salaries and related benefits	$2,378	$2,195	8.34%	$6,784	$6,548	3.60%
Occupancy - net	554	589	(5.94)	1,835	2,073	(11.48)
Office	350	317	10.41	864	825	4.73
Data processing	445	393	13.23	1,274	1,177	8.24
Amortization of core deposit intangible	31	14	121.43	66	42	57.14
Advertising, marketing and public relations	174	126	38.10	456	410	11.22
FDIC premium assessment	86	98	(12.24)	255	306	(16.67)
Professional services	182	251	(27.49)	574	840	(31.67)
Other	453	375	20.80	1,006	1,050	(4.19)
Total non-interest expense	$4,653	$4,358	6.77%	$13,114	$13,271	(1.18)%

Non-interest expense (annualized) / Average assets	2.82%	3.08%	(8.44)%	2.68%	3.12%	(14.10)%
During the three months ended June 30, 2016, salaries and related benefits costs increased $183, primarily due to the addition of new employees related to the CBN acquisition. During the current three and nine month periods, occupancy expense decreased due to efficiencies and cost savings realized over recent periods through management initiatives including branch closures and technology improvements. Occupancy costs consist primarily of office rental and depreciation expenses. Data processing expenses increased during the three and nine month periods ended June 30, 2016, due to conversion costs related to the CBN acquisition, and the Central Bank selective deposits and loans purchase. We are continuing to focus on technology to provide progressive, online and mobile banking services that complement friendly, knowledgeable bankers in convenient community bank locations. As we redefine and expand our footprint, we expect these costs to continue to remain higher. Amortization of core deposit intangible expense increased due to the premium paid for the Central Bank selective deposits purchase and the CBN acquisition for the current three and nine month periods ended June 30, 2016, compared to the same periods in the prior year. Professional services expense decreased in the current year three month period primarily due to higher professional services costs and related accruals in the comparable prior period related to branch closures. Other expense increased during the three and nine month periods ended June 30, 2016, due to increased insurance costs and loan related legal and collection expenses. Total non-interest expense increased $295 and decreased $157, respectively, for the three and nine month periods ended June 30, 2016, compared to the same periods in the prior year.
Income Taxes. Income tax expense was $572 and $1,415 for the three and nine months ended June 30, 2016, respectively, compared to $337 and $1,112 for the same period in the prior year. The effective tax rate decreased from 36.7% to 35.1% for the nine month periods ended June 30, 2015 and 2016, respectively.

BALANCE SHEET ANALYSIS
Loans. Gross Loan balances increased by $133,536, or 29.64%, to $584,046 as of June 30, 2016 from $450,510 at September 30, 2015 mainly due to the acquisition of CBN loans in the amount of $113,659. At June 30, 2016, the loan portfolio was comprised of $350,534 of loans secured by real estate, or 60.0% of total loans including $156,621 in commercial and agricultural real estate loans, and $233,512 of consumer and other loans, or 40.0% of total loans. Consumer and other loans include secured consumer indirect loans of $123,413 secured primarily by boats and travel trailers, $47,865 of third party purchased indirect loans secured primarily by household goods, $13,331 of automobile loans and C&I loans totaling $38,725. At September 30, 2015, the loan portfolio mix included real estate loans of $243,959, or 54.1% of total loans including $63,266 in commercial and agricultural real estate loans, and consumer and other loans of $207,301, or 45.9% of total loans. Consumer and other loans include secured consumer loans of $130,880 in indirect loans, $39,705 of third party purchased indirect loans, $14,113 of automobile loans and C&I loans totaling $10,010.
During the quarter ended March 31, 2016, we entered into an agreement to originate and sell longer term secured consumer indirect paper loans. Our expectation is that this will reduce our secured consumer indirect loan portfolio growth, while increasing our non-interest loan fee income due to the origination fee income generated with each loan sold. Through, June 30, 2016, we have sold $11,039 in loans and generated $134 in origination loan fee income due to the sale of these secured consumer indirect paper loans.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At June 30, 2016, we had 108 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $5,584. Of the 108 impaired loans, there were 36 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $2,352 for which $611 in specific ALL was recorded as of June 30, 2016.
At June 30, 2016, the ALL was $6,236, or 1.07% of our total loan portfolio, compared to ALL of $6,496, or 1.44% of the total loan portfolio at September 30, 2015. This level was based on our analysis of the loan portfolio risk at June 30, 2016, taking into account the factors discussed above. At June 30, 2016, the ALL was 1.16% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 1.58% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2015. We have established a separate restricted reserve account for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off.

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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	June 30, 2016 and Nine Months Then Ended	September 30, 2015 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans (1)	$3,226	$748
Accruing loans past due 90 days or more (1)	979	473
Total nonperforming loans (“NPLs”)	4,205	1,221
Other real estate owned (1)	835	838
Other collateral owned	76	64
Total nonperforming assets (“NPAs”)	$5,116	$2,123
Troubled Debt Restructurings (“TDRs”) (1)	$5,446	$4,010
Nonaccrual TDRs (1)	1,026	332
Average outstanding loan balance	517,278	460,438
Loans, end of period (1) (2)	584,046	450,510
Total assets, end of period	723,009	580,148
ALL, at beginning of period	$6,496	$6,506
Loans charged off:
Real estate loans	(111)	(405)
Consumer and other loans	(394)	(601)
Total loans charged off	(505)	(1,006)
Recoveries of loans previously charged off:
Real estate loans	7	69
Consumer and other loans	163	271
Total recoveries of loans previously charged off:	170	340
Net loans charged off (“NCOs”)	(335)	(666)
Additions to ALL via provision for loan losses charged to operations	75	656
ALL, at end of period	$6,236	$6,496
Ratios:
ALL to NCOs (annualized)	1,396.12%	975.38%
NCOs (annualized) to average loans	0.09%	0.14%
ALL to total loans	1.07%	1.44%
NPLs to total loans	0.72%	0.27%
NPAs to total assets	0.71%	0.37%

(1)
The captions in the table above include the following amounts attributable to the CBN acquisition: Nonaccrual loans; $1,832, Accruing loans past due 90 days or more; $269, Other real estate owned; $283, TDRs; $1,648, Nonaccrual TDRs; $495, Total loans; $112,327, ALL/Charge offs/Recoveries/Provision; all $0, as loans were recorded at fair value at date of acquisition, with no adjustments during the period subsequent thereto.

(2)    Total loans at June 30, 2016, include $47,865 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.

An aging analysis of the Company’s originated and acquired loans as of June 30, 2016 and September 30, 2015, respectively, was as follows

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due
June 30, 2016
Originated loans	$1,376	$275	$1,775	$3,426
Acquired loans	921	1,462	1,872	4,255
Total	$2,297	$1,737	$3,647	$7,681
September 30, 2015
Originated loans	$1,179	$754	$699	$2,632
Acquired loans	—	—	—	—
Total	$1,179	$754	$699	$2,632
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
Non-performing loans of $4,205 at June 30, 2016, which included $1,026 of non-accrual troubled debt restructured loans, reflected an increase of $2,984 from the non-performing loans balance of $1,221 at September 30, 2015. These non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Our non-performing assets were $5,116 at June 30, 2016, or 0.71% of total assets, compared to $2,123, or 0.37% of total assets at September 30, 2015. The increase in non-performing assets since September 30, 2015 was primarily a result of an increase in nonperforming loans acquired through the merger of CBN.
Other real estate owned ("OREO") decreased by $3, from $838 at September 30, 2015 to $835 at June 30, 2016. Other collateral owned increased $12 during the nine months ended June 30, 2016 to $76 from the September 30, 2015 balance of $64. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Net charge offs for the nine month period ended June 30, 2016 were $335, compared to $479 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.09% for the nine month period ended June 30, 2016, compared to 0.14% for the twelve months ended September 30, 2015. Improved net charge-offs during the current year to date period were primarily a result of the overall credit quality improvement within our loan portfolio.
Investment Securities. We manage our securities portfolio in an effort to enhance income and provide liquidity. Our investment portfolio is comprised of securities available for sale and securities held to maturity. The weighted average life of the investment portfolio was 4.1 years at June 30, 2016, compared with 4.6 years at September 30, 2015. The modified duration of the investment portfolio was 3.8 years at June 30, 2016, compared with 4.2 years at September 30, 2015.
Securities held to maturity were $7,163 at June 30, 2016, compared with $8,012 at September 30, 2015. Securities available for sale, which represent the majority of our investment portfolio, were $84,508 at June 30, 2016, compared with $79,921 at September 30, 2015. We increased our investment portfolio with funds received from the Central Bank selective loans and deposit purchase and the CBN acquisition.

The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
June 30, 2016
U.S. government agency obligations	$14,690	$14,737
Obligations of states and political subdivisions	32,941	33,773
Mortgage-backed securities	35,125	35,559
Federal Agricultural Mortgage Corporation	70	65
Trust preferred securities	$374	$374
Totals	$83,200	$84,508
September 30, 2015
U.S. government agency obligations	$15,240	$15,020
Obligations of states and political subdivisions	27,573	27,407
Mortgage-backed securities	37,451	37,440
Federal Agricultural Mortgage Corporation	71	54
Totals	$80,335	$79,921
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
June 30, 2016
Obligations of states and political subdivisions	$5,847	$6,118
Mortgage-backed securities	1,316	1,334
Totals	$7,163	$7,452
September 30, 2015
Obligations of states and political subdivisions	$1,319	$1,318
Mortgage-backed securities	6,693	6,901
Totals	$8,012	$8,219
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	June 30, 2016		September 30, 2015
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$49,815	$50,297	$52,692	$52,460
AAA	1,519	1,585	734	735
AA	24,666	25,226	22,228	22,057
A	5,066	5,241	2,970	2,959
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	2,134	2,159	1,711	1,710
Total	$83,200	$84,508	$80,335	$79,921
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	June 30, 2016		September 30, 2015
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$5,847	$6,118	$6,693	$6,901
AAA	—	—	—	—
AA	—	—	—	—
A	966	978	969	968
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	356	350	350
Total	$7,163	$7,452	$8,012	$8,219

At June 30, 2016, securities with a carrying value of $2,857 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of June 30, 2016, this line of credit had a zero balance. The Bank has pledged U.S. Government Agency securities with a carrying value of $6,164 and mortgage-backed securities with a carrying value of $21,388 as collateral against specific municipal deposits.
Deposits. Deposits increased to $585,224 at June 30, 2016, from $456,298 at September 30, 2015, largely due to deposits purchased from Central Bank in Rice Lake and Barron, Wisconsin in the amount of $27,131, and deposits acquired through the CBN acquisition in the amount of $151,020, partially offset by deposit runoff in the markets where branch closures took place and a reduction in checking balances from Insider accounts related to the CBN acquisition.
The following is a summary of deposits by type at June 30, 2016 and September 30, 2015, respectively:

	June 30, 2016	September 30, 2015
Non-interest bearing demand deposits	$37,555	$19,354
Interest bearing demand deposits	52,138	22,547
Savings accounts	49,906	29,395
Money market accounts	148,810	146,201
Certificate accounts	296,815	238,801
Total deposits	$585,224	$456,298
Since December 2012, we have closed eleven branches and sold the deposits and loans in one retail branch, resulting in nine markets we have exited. As of September 30, 2015, the deposit account balances remaining in these nine exited markets totaled $56,915. As of June 30, 2016, these deposit account balances have declined to $44,482. We expect these deposit balances to continue to decline as certificates mature and accounts are closed.
Our objective is to grow core deposits and build customer relationships in our core markets by expanding our branch network, deposit product offerings, including Treasury Management, and providing excellent customer service. Management expects to continue to place emphasis on both retaining and generating additional core deposits in 2016 through competitive pricing of deposit products, our branch delivery systems that have already been established and electronic banking.
Institutional certificates of deposit as a funding source decreased to $27,682 at June 30, 2016 from $32,099 as of September 30, 2015. Institutional certificates of deposit remain an important part of our deposit mix as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $11,959 and $22,773 in brokered deposits at June 30, 2016 and September 30, 2015, respectively. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances were $58,874 as of June 30, 2016 and $58,891 as of September 30, 2015.
Stockholders’ Equity. Total stockholders’ equity was $63,595 at June 30, 2016, compared to $60,535 at September 30, 2015. Total stockholders’ equity increased by $3,060, primarily as a result of an increase in retained earnings and accumulated other comprehensive income during the nine months ended June 30, 2016.

Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than one-year. At June 30, 2016, our liquidity ratio was 9.01%, which is slightly below our targeted liquidity ratio of 10.0%.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $149,760 of our $297,081 (50.41%) CD portfolio as of June 30, 2016 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, $20,670, or 13.80%, of the CD maturities within the next 12 months are from deposits located within the nine markets we have exited and we don't expect to retain a majority of these CD's. Through new deposit product offerings to our consumer and commercial loan customers, we are currently attempting to strengthen customer relationships by building core deposit relationships. In the present interest rate environment, and based on maturing yields, this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank, Bankers’ Bank and First Tennessee Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $67,300 available under this arrangement. We also maintain lines of credit of $3,290 with the Federal Reserve Bank, $5,000 with US Bank, $13,500 with Bankers’ Bank and $11,000 with First Tennessee Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank and First Tennessee line of credit is a discretionary line of credit. As of June 30, 2016, our line of credit balance with the Federal Home Loan Bank was $58,874. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank, Bankers' Bank and First Tennessee Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2016, the Company had $24,849 in unused commitments, compared to $24,097 in unused commitments as of September 30, 2015.
Capital Resources. As of June 30, 2016, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2016 (Unaudited)
Total capital (to risk weighted assets)	$74,137,000	14.2%	$41,694,000	>=	8.0%	$52,117,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	67,901,000	13.0%	31,270,000	>=	6.0%	41,694,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	67,901,000	13.0%	23,453,000	>=	4.5%	33,876,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	67,901,000	9.2%	29,546,000	>=	4.0%	36,933,000	>=	5.0%
As of September 30, 2015 (Audited)
Total capital (to risk weighted assets)	$64,930,000	16.5%	$31,443,000	>=	8.0%	$39,304,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	59,997,000	15.3%	23,583,000	>=	6.0%	31,443,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	59,997,000	15.3%	17,687,000	>=	4.5%	25,548,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	59,997,000	10.4%	23,031,000	>=	4.0%	28,788,000	>=	5.0%

At June 30, 2016, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

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

•	originating balloon mortgage loans with a term of 7 years or less to minimize the impact of sudden rate changes.

•	Selling longer term secured consumer Indirect Paper loans.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase or decrease the Bank’s interest rate risk position somewhat in order to manage net interest margin.
The following table sets forth, at March 31, 2016 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity ("EVE") resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of June 30, 2016, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$37,644	$(41,436)	(52)%	6.95%	(606)	bp
+200 bp	55,246	(23,834)	(30)%	9.77%	(324)
+100 bp	69,524	(9,556)	(12)%	11.82%	(119)
0 bp	79,080	—	—	13.01%	—
-100 bp	81,019	1,939	2%	13.03%	2

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.

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

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at March 31, 2016 (the most recent date available) and September 30, 2015.

	Change in Net Interest Income Over One Year Horizon
	At March 31, 2016		At September 30, 2015
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change	Dollar Change in Net Interest Income (in thousands)	Percentage Change

+300 bp	$(3,000)	(14.40)%	$(1,921)	(9.53)%
+200 bp	(1,676)	(8.05)%	(909)	(4.50)%
+100 bp	(805)	(3.87)%	(368)	(1.83)%
0 bp	(357)	(1.71)%	(221)	(1.09)%
-100 bp	(85)	(0.41)%	(309)	(1.53)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2016, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at reaching a level of reasonable assurance.
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
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: August 12, 2016	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: August 12, 2016	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer