Form 10-K
period 2016-09-30
Citizens Community Bancorp Inc.
filed 2016-12-29
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At December 29, 2016 there were 5,261,170 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.
As used in this report, the terms “we,” “us,” “our,” “Citizens Community Bancorp” and the “Company” mean Citizens Community Bancorp, Inc. and its wholly owned subsidiary, Citizens Community Federal N.A., unless the context indicates another meaning. As used in this report, the term “Bank” means our wholly owned subsidiary, Citizens Community Federal N.A.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-K
September 30, 2016

EXPLANATORY NOTE REGARDING RESTATEMENT

As disclosed in our Current Report on Form 8-K filed on December 29, 2016, the Company’s audit committee determined that the Company’s unaudited interim and audited annual financial statements for the fiscal years ended September
30, 2014 and 2015 and the unaudited interim financial statements for the quarterly periods ended December 31, 2015, March 31, 2016 and June 30, 2016 (the “Restated Periods”), should not be relied upon due to errors identified in such financial statements related to the accrual for professional expenses for the Restated Periods. In addition, investors should no longer rely upon the preliminary earnings release for the quarterly period ended September 30, 2016, the reports of Baker Tilly Virchow Krause, LLP for the fiscal years ended September 30, 2014 and 2015, and other communications relating to these consolidated financial statements. Unless otherwise noted herein, all monetary amounts in this report, other than share, per share and capital ratio amounts, are stated in thousands.
This Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2016, includes restatement of our previously filed consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows for the fiscal years ended September 30, 2014 and 2015 as well as revised quarterly results of operations for the fiscal years ended September 30, 2015 and 2016. The prior period errors were discovered in connection with the annual audit of consolidated financial statements for the fiscal year ended September 30, 2016. Management determined that certain professional and other expense accrual items were overstated during the fiscal years ended September 30, 2014 and 2015, resulting in understatement of the Company's net income for the quarterly and annual periods ended September 30, 2014 and 2015. During the fiscal year ended September 30, 2016, management reversed these overstated accrued expenses which resulted in an overstatement of quarterly net income for the year ended September 30, 2016. The cumulative effect of the net over-accruals of certain expenses for the fiscal years ended September 30, 2014 and 2015 was that net income was understated by $726 and $192 respectively. The effect of these restatements on the Company’s 2016 and 2015 quarterly consolidated statements of operations, as reported on Forms 10-Q, are as follows: Total non-interest expense decreased by $60 for the quarter ended September 30, 2015; and decreased by $85 for each of the quarters ended June 30, 2015; March 31, 2015 and December 31, 2014. Net income increased by $36 for the quarter ended September 30, 2015; and increased by $52 for each of the quarters ended June 30, 2015; March 31, 2015 and December 31, 2014. Total non-interest expense increased by $151, $43, and $21 for the quarters ended June 30, 2016; March 31, 2016 and December 31, 2015, respectively. Net income decreased by $92, $26, and $13 for the quarters ended June 30, 2016; March 31, 2016 and December 31, 2015, respectively. The effects of the restatements on the Company’s balance sheets and statements of cash flows for the Restated Periods were not material. For further detail regarding the restatement of the financial statements for the fiscal years ended September 30, 2014 and 2015, see Note 2, Financial Restatements, to Consolidated Financial Statements in Item 8 of this Form 10-K. For the revised quarterly results of operations for the fiscal years ended September 30, 2015 and 2016, see “Selected Quarterly Financial Data” under Item 7 of this Form 10-K.
We believe that presenting all of this information regarding the Restated Periods in this Annual Report allows investors to review all pertinent data in a single presentation. We have not filed amendments to our annual or quarterly reports for the fiscal years ended September 30, 2014 and 2015 or quarterly reports for the quarterly periods ended December 31, 2015, March 31,
2016 and June 30, 2016 or the preliminary earnings release for the quarterly period ended September 30, 2016 furnished on a
Form 8-K filed on October 28, 2016 (collectively, the “Affected Reports”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Annual Report on Form 10-K, and not on the
Affected Reports or any reports, earnings releases or similar communications relating to those periods.
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:

•	risks and uncertainties related to the restatement of our prior consolidated financial statements;

•	risks related to the remediation of the identified material weakness in our internal control over financial reporting;

•	the possibility that our internal controls and procedures could fail or be circumvented;

•	conditions in the financial markets and economic conditions generally;

•	the possibility of a deterioration in the residential real estate markets;

•	interest rate risk;

•	lending risk;

•	the sufficiency of loan allowances;

•	changes in the fair value or ratings downgrades of our securities;

•	competitive pressures among depository and other financial institutions;

•	our ability to realize the benefits of net deferred tax assets;

•	our ability to maintain or increase our market share;

•	acts of terrorism and political or military actions by the United States or other governments;

•	legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank;

•	increases in FDIC insurance premiums or special assessments by the FDIC;

•	disintermediation risk;

•	our inability to obtain needed liquidity;

•	our ability to raise capital needed to fund growth or meet regulatory requirements;

•	our ability to attract and retain key personnel;

•	our ability to keep pace with technological change;

•	cybersecurity risks;

•	risks posed by acquisitions;

•	changes in accounting principles, policies or guidelines and their impact on financial performance;

•	restrictions on our ability to pay dividends; and

•	the potential volatility of our stock price.

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
PART 1
ITEM 1. BUSINESS
General
Citizens Community Bancorp, Inc. (the "Company") is a Maryland corporation organized in 2004. The Company is a bank holding company and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and by the Federal Reserve Bank. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal N.A. (the "Bank"), and providing consumer, commercial and agricultural banking activities through the Bank. At September 30, 2016, we had approximately $696 million in total assets, $558 million in deposits, and $65 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share, per share and capital ratio amounts, are stated in thousands.
Citizens Community Federal N.A.
The Bank is a federally chartered National Bank with 20 full-service offices; thirteen stand-alone locations and 7 in-store branches as of September 30, 2016
On May 16, 2016, the Company successfully completed the acquisition through merger of Community Bank of Northern Wisconsin ("CBN"), with the Bank surviving the merger. The Merger expands our presence in our Rice Lake, Wisconsin market with five additional branches. Under the terms of the Merger Agreement, the total purchase price paid in a combination of cash and debt issued by the Company was $17,447, which represented a $16,762 book value of CBN as of April 30, 2016, less a capital dividend of $4,342 declared by CBN, plus a $5,000 fixed premium and daily interest through May 16, 2016 in the amount of $27. The acquisition resulted in the following increases to our balance sheet as of the acquisition date: approximately $112,000 in loans, $151,000 in deposits, $4,228 of goodwill, $11,000 of debt, and $607 in a core deposit intangible.
In August 2016, we announced the closing of four in-store branches located in Eastern Wisconsin, effective November 2016. As of September 30, 2016, the Bank had twenty full-service branch offices plus one leased location with a full-service ATM which accepts cash and check deposits. After the closure of the four branch offices in Eastern Wisconsin, effective November 17, 2016, the Bank has 16 full-service offices: thirteen stand-alone locations and 3 in-store branches. We intend to continue to review our branch network to deploy assets and capital in growth markets and exit markets where we believe we have limited growth opportunities. Through all of our branch locations in Wisconsin, Minnesota and Michigan, we provide a variety of commercial and consumer banking products and services to customers, including online and mobile banking options.

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
Our total gross outstanding loans, before net deferred loan costs, as of September 30, 2016, were $574,248, consisting of $187,738 in residential real estate loans, $152,853 in commercial/agricultural real estate loans, $188,009 in consumer non-real estate loans, and $45,648 in commercial/agricultural non-real estate loans.
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
Deposits
We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At September 30, 2016, our total deposits were $557,677 including interest bearing deposits of $512,269 and non-interest bearing deposits of $45,408.
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

Capital Adequacy

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.
Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The OCC, Federal Reserve and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The risk-based guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets; and

Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

New Capital Rules

In July 2013, the federal banking regulators issued new regulations relating to capital, referred to as the “Basel III Rules.”
The Basel III Rules apply to both depository institutions and their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Bank and the
Company. The Basel III Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.

The Basel III Rules include new risk-based and leverage capital ratio requirements and refine the definition of what constitutes “capital” for purposes of calculating those ratios. Effective January 1, 2015, the minimum capital level requirements applicable to the Company and the Bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments, as well as accumulated other comprehensive income
(“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI.

The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, results in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. Although these new capital ratios do not become fully phased in until 2019, it is anticipated that the banking regulators will expect bank holding companies and banks to meet these requirements well ahead of that date.

The Basel III Rules also revise the prompt corrective action framework (as discussed below), which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions became effective January 1, 2015. The prompt correction action rules include a common equity Tier 1 capital component and increase certain other capital requirements for the various thresholds. As of January 1, 2015, insured depository institutions are required to meet the following capital levels in order to qualify as “well-capitalized:” (i) a new common equity
Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the
Bank’s risk profile.

The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights are assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.

Employees
At December 29, 2016, we had 145 full-time employees and 176 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.
ITEM 1A. RISK FACTORS
The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our future business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.
We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation. This Annual Report on Form 10-K of the Company for the fiscal year ended
September 30, 2016, includes restatement of our previously filed consolidated financial statements and the related consolidated statements of operations, shareholders’ equity and cash flows for the fiscal years ended September 30, 2014 and
2015 as well as revised quarterly results of operations for the fiscal years ended September 30, 2015 and 2016. The prior period errors were discovered in connection with the annual audit of consolidated financial statements for the fiscal year ended September 30, 2016. Management determined that certain professional and other expense accrual items were overstated during the fiscal years ended September 30, 2014 and 2015 resulting in understatement of the Company’s net income for the quarterly and annual periods ended September 30, 2014 and 2015. During the fiscal year ended September 30, 2016, management reversed these overstated accrued expenses which resulted in an overstatement of quarterly and annual net income for the year ended September 30, 2016. The determination to restate these financial statements was made by our Audit Committee upon management’s recommendation.

As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. If litigation did occur, we may incur additional substantial defense costs regardless of the outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the
Securities Exchange Act of 1934, as amended. As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting related to an overestimate of accruals for professional expenses during the fiscal years ended September 30, 2015 and 2014 and an underestimate of accruals for such expenses during quarterly periods of the fiscal year ended September 30, 2016. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the
Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (2013). We have developed a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.
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
Our business may be adversely affected by conditions in the financial markets and economic conditions generally. We operate primarily in the Wisconsin, Minnesota and Michigan markets. As a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. In addition, our business is susceptible to broader economic trends within the United States economy. From December 2007 to June 2009, the United States economy experienced the worst economic downturn since the Great Depression, resulting in a general reduction of business activity and growth across industries and regions as well as significant increases in unemployment. Many businesses experienced serious financial difficulties due to the lack of consumer spending and liquidity in the credit markets. The financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes. General declines in home prices and the resulting impact on sub-prime mortgages, and eventually, all mortgage and real estate classes as well as equity markets resulted in continued widespread shortages of liquidity across the financial services industry. Moreover, the country and our geographic region experienced high rates of unemployment which negatively impacted the creditworthiness of our borrowers and customer base.
Although the economy has been in the recovery phase since 2009, the recovery has been weak and there can be no assurance that the economy will not enter into another recession, whether in the near term or long term. Continuation of the slow recovery or another economic downturn or sustained, high unemployment levels may negatively impact our operating results. Additionally, adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses and could have an adverse impact on our earnings.
Deterioration in the markets for residential real estate, including secondary residential mortgage loan markets, could reduce our net income and profitability. During the severe recession that lasted from 2007 to 2009, softened residential housing markets, increased delinquency and default rates, and volatile and constrained secondary credit markets negatively impacted the mortgage industry. Our financial results were adversely affected by these effects including changes in real estate values, primarily in Wisconsin, Minnesota and Michigan, and our net income declined as a result. Decreases in real estate values adversely affected the value of property used as collateral for loans as well as investments in our portfolio. Continued slow growth in the economy since 2009 has resulted in increased competition and lower rates, which has negatively impacted our net income and profits.

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
We are subject to interest rate risk. Through our banking subsidiary, the Bank, our profitability depends in large part on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and mortgage-backed securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increase faster than the interest earned on loans and investments. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time due to many factors that are beyond our control, including but not limited to: general economic conditions and government policy decisions, especially policies of the Federal Reserve Bank. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk.
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
If charge-offs in future periods exceed our allowance for loan losses, we will need to take additional loan loss provisions to increase our allowance for loan losses. Any additional loan loss provision will reduce our net income or increase our net loss, which could have a direct material adverse effect on our financial condition and results of operations.
Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At September 30, 2016, $80,123 of our securities, were classified as available for sale and $6,669 were classified as held to maturity. The estimated fair value of our available for sale securities portfolio may increase or decrease depending on market conditions. Our available for sale securities portfolio is comprised primarily of fixed-rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our available for sale securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.
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
We are subject to increases in FDIC insurance premiums and special assessments by the FDIC, which will adversely affect our earnings. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. For example, during 2008 and 2009, higher levels of bank failures dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, in part, permanently raised the current standard maximum deposit insurance amount to $250,000 per customer (up from $100,000). These programs placed additional stress on the Deposit Insurance Fund. In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC increased assessment rates of the insured institutions. If additional bank or financial institution failures increase, or if the cost of resolving prior failures exceeds expectations, we may be required to pay even higher FDIC premiums than the current levels. Any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.
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
We may not be able to attract or retain key people. Our success depends, in part, on our ability to attract and retain key people. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.
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

We rely on network and information systems and other technologies, and, as a result, we are subject to various Cybersecurity risks. Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. Our business involves the storage and transmission of customers’ personal information. While we have internal policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, as well as contracts and service agreements with applicable outside vendors, we cannot be assured that any such failures, interruptions or security breaches will not occur or, if they do, that they will be addressed adequately. Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business. Although we have implemented measures to prevent security breaches, cyber incidents and other security threats, our facilities and systems, and those of third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events that could have a material adverse effect on our business. Furthermore, the storage and transmission of such data is regulated at the federal and state level. Privacy information security laws and regulation changes, and compliance therewith, may result in cost increases due to system changes and the development of new administrative processes. If we fail to comply with applicable laws and regulations or experience a data security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, our reputation could be damaged, possibly resulting in lost future business, and we could be subject to fines, penalties, administrative orders and other legal risks as a result of a breach or non-compliance.

The acquisition of bank assets, bank branches and other entities involves risks. We recently acquired through merger, Community Bank of Northern Wisconsin (CBN). In the future, we may acquire additional bank assets, bank branches or other entities. Although the integration of CBN into our operations has been successfully completed, we cannot assure you that we will be able to adequately or profitably manage any such future acquisitions. The acquisition of bank assets, bank branches and other entities involves risk, including exposure to unknown or contingent liabilities, the uncertainties of asset quality assessment, the difficulty and expense of integrating the operations and personnel of the acquired companies with ours, the potential negative effects on our other operations of the diversion of management’s time and attention, and the possible loss of key employees and customers of the acquires. Our failure to execute our internal growth strategy or our acquisition strategy could adversely affect our business, results of operations, financial condition, and future prospects.
We are subject to changes in accounting principles, policies or guidelines. Our financial performance is impacted by accounting principles, policies and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.
From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

Our ability to pay dividends depends primarily on dividends from our banking subsidiary, the Bank, which is subject to regulatory and other limitations. We are a bank holding company and our operations are conducted primarily by our banking subsidiary, the Bank. Since we receive substantially all of our revenue from dividends from the Bank, our ability to pay dividends on our common stock depends on our receipt of dividends from the Bank.
The Company is a legal entity separate and distinct from its banking subsidiary. As a bank holding company, the Company is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
The ability of the Bank to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. The Bank may not be able to generate adequate cash flow to pay us dividends in the future. The Company's ability to pay dividends is also subject to the terms of its Amended and Restated Loan Agreement with First Tennessee Bank National Association (“FTB”) dated September 30, 2017, which prohibits the Company from making dividend payments while an event of default has occurred and is continuing under the loan agreement or from allowing payment of a dividend which would create an event of default. The Company has pledged 100% of Bank stock as collateral for the loan and credit facilities with FTB. The inability to receive dividends from the Bank could have an adverse effect on our business and financial condition.
Furthermore, holders of our common stock are only entitled to receive the dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.

Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 4,774,635 shares of our common stock held by nonaffiliates as of December 16, 2016. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. On August 31, 2016, the Company announced its intention to repurchase up to 525,200 shares of its common stock, or approximately 10 percent of the current outstanding shares from time to time through October 1, 2017, however, the Company’s share repurchase plan does not obligate it to acquire any specific number of shares. In addition, price volatility over a given period may cause the average price at which the Company repurchases its own stock to exceed the stock’s price at a given point in time.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2016
Location	Leased	Date	(in thousands)
ADMINISTRATIVE OFFICES:
2174 EastRidge Center (5)	Lease	September 30, 2018
Eau Claire, WI 54701

BRANCH OFFICES
Appleton Branch (9) (3)	Lease	January 31, 2019
3701 E Calumet Street
Appleton, WI 54915

Hallie Traditional Branch (2)	Lease	October 31, 2026
2727 Commercial Boulevard
Chippewa Falls, WI 54729

Fairfax Branch	Owned	N/A	$740
219 Fairfax Street
Altoona, WI 54720

Fond du Lac Branch (9) (3)	Lease	January 31, 2019
377 N Rolling Meadows Dr
Fond du Lac, WI 54936

Oshkosh Branch (9) (3)	Lease	January 31, 2019
351 S Washburn Street
Oshkosh, WI 54904

Neenah Branch (9) (3)	Lease	March 31, 2019
1155 Winneconne Avenue
Neenah, WI 54956

Rice Lake South Traditional Branch (11)	Lease	October 14, 2023
2850 Decker Drive
Rice Lake, WI 54868

Barron Branch (4)	Lease	January 31, 2021
436 E LaSalle Ave
Barron, WI 54821

Rice Lake North	Owned	N/A	$1,416
1204 W Knapp Street
Rice Lake, 54868

Brill Branch (7)	Lease	October 31, 2018
2789 22nd Street
Rice Lake, WI 54868

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2016
Location	Leased	Date	(in thousands)
Ladysmith Branch (8)	Leased	April 30, 2018
810 Miner Ave W
Ladysmith, WI 54848

Ridgeland Branch	Owned	N/A	$446
101 Center Street
Ridgeland, WI 54763

Spooner Branch	Owned	N/A	$631
322 North River Street
Spooner, WI 54801

Full-Service ATM - Gordy's County Market (10)	Leased	September 30, 2020
3310 E Hamilton Ave.
Eau Claire, WI 54701

Westside Branch	Owned	N/A	$234
2125 Cameron Street
Eau Claire, WI 54703

Lake Orion Branch (1)	Lease	February 28, 2017
688 S. LaPeer Road
Lake Orion, MI 48362

Rochester Hills Branch	Owned	N/A	$239
310 W Tienken Road
Rochester Hills, MI 48306

Faribault Branch (9)	Lease	January 31, 2019
150 Western Avenue
Faribault, MN 55021

Mankato Traditional Branch (6)	Lease	October 31, 2025
180 St. Andrews Drive
Mankato, MN 56001

Oakdale Branch (12)	Lease	September 30, 2020
7035 10th Street North
Oakdale, MN 55128

Red Wing Branch (9)	Lease	March 3, 2018
295 Tyler Road S
Red Wing, MN 55066

(1)	Effective March 1, 2007, Citizens Community Federal N.A. has a right to cancel this lease, with the cancellation to take effect 90 days after it exercises the right to cancel.

(2)
Leased Lake Hallie traditional location opened on September 22, 2016 with a predetermined rent increase each year and a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

(3)
Effective on or about November 15, 2016, the Appleton and Neenah, Wisconsin Branch offices, located within Walmart stores will close. Effective on or about November 16, 2016, the Fond du Lac and Oshkosh, Wisconsin Branch offices, located within Walmart stores will close.

(4)	Leased Barron location has a lessee option to extend the lease by one, five-year period at a predetermined rent rate.

(5)	Leased Eastridge Center location has a predetermined rent rate increase each year and a right to renew for two additional periods of three years, each at negotiated conditions.

(6)	Leased Mankato traditional location has a predetermined rent increase each year and a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

(7)	Leased Brill location has a lessee option to extend the lease by up to one, two-year period, at a negotiated amount.

(8)	Leased Ladysmith location is on a fixed monthly amount until expiration.

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

(11)	Leased Rice Lake South traditional location has a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

(12)	Leased Oakdale branch location has a predetermined rent rate increase each year.

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

	High	Low	Cash dividends per share
Fiscal 2016
First Quarter (three months ended December 31, 2015)	$9.49	$8.81	$—
Second Quarter (three months ended March 31, 2016)	$9.73	$8.84	$0.12
Third Quarter (three months ended June 30, 2016)	$11.60	$8.80	$—
Fourth Quarter (three months ended September 30, 2016)	$11.32	$9.26	$—

Fiscal 2015
First Quarter (three months ended December 31, 2014)	$9.43	$8.59	$—
Second Quarter (three months ended March 31, 2015)	$9.50	$8.60	$0.08
Third Quarter (three months ended June 30, 2015)	$9.50	$8.56	$—
Fourth Quarter (three months ended September 30, 2015)	$9.40	$8.80	$—
The closing price per share of Citizens Community Bancorp, Inc. common stock on September 30, 2016 (the last trading day of our fiscal year end) was $11.18.
We had approximately 339 stockholders of record at December 29, 2016. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. In determining the payment of cash dividends, our Board of Directors considers our earnings, capital and debt servicing requirements, the financial ratio guidelines of our regulators, our financial condition and other relevant factors.
The Company's ability to pay dividends on its common stock is dependent on the dividend payments it receives from the Bank, since the Company receives substantially all of its revenue in the form of dividends from the Bank. Future dividends are not guaranteed and will depend on the Company's ability to pay them.
The Company is a legal entity separate and distinct from its banking subsidiary. As a bank holding company, the Company is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
The Company's ability to pay dividends is also subject to the terms of its Amended and Restated Loan Agreement with First Tennessee Bank National Association dated September 30, 2016, which prohibits the Company from making dividend payments while an event of default has occurred and is continuing under the loan agreement or from allowing payment of a dividend which would create an event of default.
The following table reflects the annual cash dividend paid in the fiscal years ended September 30, 2016 and 2015 respectively.

	2016	2015
Cash dividends per share	$0.12	$0.08
Stockholder record date	03/11/2016	03/13/2015
Dividend payment date	03/25/2016	03/27/2015

ITEM 6. SELECTED FINANCIAL DATA

	Year ended September 30, (dollars in thousands, except per share data)
		2015	2014
	2016	(As Restated)	(As Restated)	2013	2012
Selected Results of Operations Data:
Interest income	25,084	$23,004	$24,033	$24,575	$27,085
Interest expense	5,007	4,438	4,275	5,312	6,591
Net interest income	20,077	18,566	19,758	19,263	20,494
Provision for loan losses	75	656	1,910	3,143	4,440
Net interest income after provision for loan losses	20,002	17,910	17,848	16,120	16,054
Fees and service charges	2,923	3,006	2,868	2,584	2,068
Net impairment losses recognized in earnings	—	—	(78)	(797)	(1,332)
Net gain (loss) on sale of available for sale securities	63	60	(168)	552	243
Other non-interest income	929	847	794	712	693
Non-interest income	3,915	3,913	3,416	3,051	1,672
Non-interest expense	20,058	17,403	17,224	17,489	17,359
Income before provision for income taxes	3,859	4,420	4,040	1,682	367
Income tax provision	1,286	1,614	1,530	635	161
Net income	$2,573	$2,806	$2,510	$1,047	$206
Per Share Data: (1)
Net income per share (basic) (1)	$0.49	$0.54	$0.49	$0.20	$0.04
Net income per share (diluted) (1)	$0.49	$0.54	$0.48	$0.20	$0.04
Cash dividends per common share	$0.12	$0.08	$0.04	$—	$—
Book value per share at end of period	$12.27	$11.74	$11.23	$10.51	$10.73
Tangible book value per share at end of period	$11.22	$11.72	$11.20	$10.47	$10.68

CITIZENS COMMUNITY BANCORP, INC.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
	Year ended September 30, (dollars in thousands, except per share data)
		2015	2014
	2016	(As Restated)	(As Restated)	2013	2012
Selected Financial Condition Data:
Total assets	$695,865	$580,148	$569,815	$554,521	$530,183
Investment securities	86,792	87,933	70,974	79,695	67,111
Total loans, net of deferred costs (fees)	574,439	450,510	470,366	440,863	427,789
Total deposits	557,677	456,298	449,767	447,398	422,058
Short-term FHLB borrowings	45,461	33,600	20,000	7,500	22,100
Other FHLB borrowings	13,830	25,291	38,891	42,500	27,150
Other borrowings (2)	11,000	—	—	—	—
Total shareholders’ equity	64,544	61,454	58,019	54,185	55,103
Weighted average common shares outstanding	5,241,458	5,208,708	5,163,373	5,151,413	5,133,707
Performance Ratios:
Return on average assets	0.40%	0.49%	0.45%	0.19%	0.04%
Return on average total shareholders’ equity	4.08%	4.70%	4.47%	1.92%	0.38%
Net interest margin (3)	3.27%	3.36%	3.61%	3.62%	3.94%
Net interest spread (3)
Average during period	3.15%	3.24%	3.54%	3.51%	3.81%
End of period	3.31%	3.15%	3.58%	3.69%	3.84%
Net overhead ratio (4)	2.39%	2.35%	2.46%	2.66%	2.94%
Average loan-to-average deposit ratio	101.08%	101.63%	101.57%	99.91%	98.68%
Average interest bearing assets to average interest bearing liabilities	114.38%	114.15%	109.35%	109.92%	109.99%
Efficiency ratio (5)	83.60%	77.42%	74.08%	75.67%	73.87%
Asset Quality Ratios:
Non-performing loans to total loans (6)	0.62%	0.27%	0.34%	0.59%	1.05%
Allowance for loan losses to:
Total loans (net of unearned income)	1.06%	1.44%	1.38%	1.40%	1.34%
Non-performing loans	169.92%	532.02%	410.47%	236.96%	127.44%
Net charge-offs to average loans	0.10%	0.14%	0.35%	0.62%	0.84%
Non-performing assets to total assets	0.62%	0.37%	0.46%	0.66%	0.95%
Capital Ratios:
Shareholders’ equity to assets (7)	9.28%	10.59%	10.18%	9.77%	10.39%
Average equity to average assets (7)	9.87%	10.39%	9.98%	10.08%	10.12%
Tier 1 capital (leverage ratio) (8)	9.3%	10.6%	10.1%	9.9%	10.2%
Total risk-based capital (8)	14.1%	16.8%	16.3%	16.3%	15.4%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.

(2)	Consists of a term note from First Tennessee Bank National Association to finance the acquisition of CBN and matures on May 15, 2021.

(3)
Net interest margin represents net interest income as a percentage of average interest earning assets, and net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.

(4)	Net overhead ratio represents the difference between non-interest expense and non-interest income, divided by average assets.

(5)	Efficiency ratio represents non-interest expense, divided by the sum of net interest income and non-interest income, excluding impairment losses from OTTI.

(6)	Non-performing loans are either 90+ days past due or nonaccrual. Non-performing assets consist of non-performing loans plus other real estate owned plus other collateral owned.

(7)	Presented on a consolidated basis.

(8)	Presented on a Bank (i.e. regulatory) basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition and results of operations that should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended September 30, 2016 and 2015.

RESTATEMENT SUMMARY
This Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2016, includes restatement of our previously filed consolidated financial statements and the related consolidated statements of operations, shareholders’ equity and cash flows for the fiscal years ended September 30, 2014 and 2015 as well as revised quarterly results of operations for the fiscal years ended September 30, 2015 and 2016. The prior period errors were discovered in connection with the annual audit of consolidated financial statements for the fiscal year ended September 30, 2016. Management determined that certain professional and other expense accrual items were overstated during the fiscal years ended September 30, 2014 and 2015 resulting in understatement of the Company’s net income for the quarterly and annual periods ended September 30, 2014 and 2015. During the fiscal year ended September 30, 2016, management reversed these overstated accrued expenses which resulted in an overstatement of quarterly and annual net income for the year ended September 30, 2016. The cumulative effect of the net over-accruals of certain expenses for the fiscal years ended September 30, 2014 and 2015 was that net income was understated by $726 and $192 respectively. The effect of these restatements on the Company’s 2016 and 2015 quarterly consolidated statements of operations, as reported on Forms 10-Q, are as follows: Total non-interest expense decreased by $60 for the quarter ended September 30, 2015; and decreased by $85 for each of the quarters ended June 30, 2015; March 31, 2015 and December 31, 2014. Net income increased by $36 for the quarter ended September 30, 2015; and increased by $52 for each of the quarters ended June 30, 2015; March 31, 2015 and December 31, 2014. Total non-interest expense increased by $151, $43, and $21 for the quarters ended June 30, 2016; March 31, 2016 and December 31, 2015, respectively. Net income decreased by $92, $26, and $13 for the quarters ended June 30, 2016; March 31, 2016 and December 31, 2015, respectively. The effects of the restatements on the Company’s balance sheets and statements of cash flows for the Restated Periods were not material. For further detail regarding the restatement of the financial statements for the fiscal years ended September 30, 2014 and 2015, see Note 2, Financial Restatements, to Consolidated Financial Statements in Item 8 of this Form 10-K. For the revised quarterly results of operations for the fiscal years ended September 30, 2015 and 2016, see “Selected Quarterly Financial Data” under Item 7 of this Form 10-K.
We believe that presenting all of this information regarding the Restated Periods in this Annual Report allows investors to review all pertinent data in a single presentation. We have not filed amendments to our annual or quarterly reports for the fiscal years ended September 30, 2014 and 2015 or quarterly reports for the quarterly periods ended December 31, 2015, March 31,
2016 and June 30, 2016 or the preliminary earnings release for the quarterly period ended September 30, 2016 furnished on an
Form 8-K filed on October 28, 2016 (collectively, the “Affected Reports”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Annual Report on Form 10-K, and not on the
Affected Reports or any reports, earnings releases or similar communications relating to those periods.
PERFORMANCE SUMMARY
The following is a brief summary of some of the significant factors that affected our operating results in 2016. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
We reported net income of $2,573 for the year ended September 30, 2016, compared to net income of $2,806 for the year ended September 30, 2015. Diluted earnings per share were $0.49 for 2016 compared to $0.54 for the year ended September 30, 2015. Return on average assets for the year ended September 30, 2016 was 0.40%, compared to 0.49% for the year ended September 30, 2015. The return on average equity was 4.08% for 2016 and 4.70% for 2015. An annual cash dividend in the amount of $0.12 per share and $0.08 per share was paid in the fiscal year ended September 30, 2016 and 2015, respectively.
Key factors behind the earnings results were:

•
Net interest income was $20,077 for 2016, an increase of $1,511, or 8.14% from $18,566 for 2015, due to an increase in the level of interest earning assets related to the acquisition of CBN. Interest income increased to $25,084 from $23,004, or 9.04% from 2015 to 2016. Meanwhile, interest expense increased to $5,007 from $4,438, or 12.82% from 2015 to 2016 .

•
The net interest margin for 2016 was 3.27% compared to 3.36% for 2015. The 9 bp decrease in net interest margin was mainly attributable to an 7 bp decrease in the yield on interest earning assets during 2016. Yield on loans decreased 9 bps while yields on investment securities increased 5 bps year over year, respectively, during these two periods.

•	Provision for loan losses was reduced to $75 for fiscal 2016, compared to $656 for fiscal 2015, due to improved asset quality of our originated loans.

•	Non-interest income, was $3,915 for 2016 and $3,913 for 2015.

•
Non-interest expense was $20,058 for 2016, an increase of $2,655 from an amount of $17,403 in 2015. The increased non-interest expense for 2016 was related to higher compensation and benefit costs, one-time merger related costs and branch closure costs.

•	We recognized a tax provision of $1,286 and $1,614 for 2016 and 2015, respectively.

•
Total loans were $574,439 at September 30, 2016, an increase of $123,929, or 27.51% from their levels at September 30, 2015. Total deposits were $557,677 as of September 30, 2016, compared to $456,298 at September 30, 2015, an increase of $101,379, or 22.22% from their levels at September 30, 2015. The increased loan and deposit balances largely relate to the CBN acquisition.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with Accounting Standards Generally Accepted in the United States of America ("GAAP") as applied in the United States. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. Below is a discussion of our critical accounting estimates
Allowance for Loan Losses.
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

Goodwill.
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
Fair Value Measurements and Valuation Methodologies.

We apply various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as most investment securities. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit intangible assets, other assets and liabilities obtained or assumed in business combinations, and certain other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations, financial condition or disclosures of fair value information.
In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include but are not limited to; loans, investment securities, goodwill, core deposit intangible assets and deferred tax assets, among others. Specific assumptions, estimates and judgments utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 2, 3, 4, 5, 6, 8 and 15 of Condensed Notes to Consolidated Financial Statements.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of September 30, 2016, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
STATEMENT OF OPERATIONS ANALYSIS
2016 compared to 2015
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
Tax equivalent net interest income was $20,344 for 2016, compared to $18,698 for 2015. Interest income on tax exempt securities is computed on a tax equivalent basis. The net interest margin for 2016 was 3.27% compared to 3.36% for 2015. The 9 bp decrease in net interest margin was mainly attributable to a 9 bp decrease in yield on loans as many loans have repriced or been originated in a lower interest rate environment. Competitive pricing on new and refinanced loans resulted in loan volume at lower rates, as well as increased refinancing of one to four family loans due to the current low rate environment, both contributed to reduced loan yields in 2016. Partially offsetting the decline in loan yields, was a 5 bp increase in the yield on investment securities. The investment securities yield increased through the purchase of higher yielding non-taxable municipal investment grade securities.
The cost of deposits increased slightly in 2016 to 0.88% from 0.87% in 2015. The slight increase reflects a larger balance of certificates of deposit acquired in the CBN acquisition.
Competitive pricing on new and refinanced loans resulted in loan volume at lower rates, as well as increased refinancing of one to four family loans due to the current low rate environment, both contributed to reduced loan yields in 2016. Certain FHLB advances were purchased, with shorter term maturities and lower interest rates than in the previous fiscal year, offset by longer term, higher rate borrowings used to finance the acquisition of CBN and certain deposits from closed branches were replaced with higher rate interest bearing deposits, causing the increase in rates on our interest-bearing liabilities.
As shown in the rate/volume analysis table below, positive volume changes resulted in a $1,987 increase in net interest income in 2016. Average loan volume increases were due to commercial real estate and non-real estate loan growth in the current fiscal year over the prior fiscal year, arising from management's strategy to continue to diversify its credit portfolio. The increase and changes in the composition of interest earning assets resulted in a $2,215 increase in interest income for 2016, and a $569 increase in interest expense due to the composition change in interest bearing liabilities. Rate changes on interest earning assets caused a decrease in interest income by $309 and increased interest expense by $32, for a net impact of a $341 decrease in net interest income between 2016 and 2015.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows tax equivalent interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest earning assets, rates paid on interest bearing liabilities and the resultant spread at September 30 for each of the last two fiscal years. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $621,571 in 2016 compared to $556,937 in 2015. Average loans outstanding increased to $504,972 in 2016 from $457,707 in 2015. Interest income on loans increased $1,766, of which $2,198 related to the increase in average outstanding balances, offset by a reduction in interest income due to lower yields on such loans in the amount of $432.
Average interest bearing liabilities increased $55,528 in 2016 from their 2015 levels. The increase in average interest bearing liabilities was primarily due to deposits acquired in the CBN acquisition and borrowings used to facilitate the purchase. Average interest bearing deposits increased $41,870, or 9.61% to $477,571 in 2016. Interest expense on interest bearing deposits increased $370 during 2016 from the volume and mix changes and increased $22 from the impact of the rate environment, resulting in an aggregate increase of $392 in interest expense on interest bearing deposits.

	Year ended September 30, 2016			Year ended September 30, 2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$18,873	$70	0.37%	$19,456	$47	0.24%
Loans receivable	504,972	23,407	4.64%	457,707	21,641	4.73%
Interest bearing deposits	2,378	47	1.98%	1,495	30	2.01%
Investment securities (1)	90,565	1,655	1.83%	73,282	1,307	1.78%
Non-marketable equity securities, at cost	4,783	172	3.60%	4,997	111	2.22%
Total interest earning assets	$621,571	$25,351	4.08%	$556,937	$23,136	4.15%
Average interest bearing liabilities:
Savings accounts	$33,538	$43	0.13%	$27,608	$30	0.11%
Demand deposits	36,878	240	0.65%	20,797	156	0.75%
Money market accounts	141,938	585	0.41%	143,194	632	0.44%
CD’s	239,363	3,037	1.27%	221,827	2,727	1.23%
IRA’s	25,854	295	1.14%	22,275	263	1.18%
Total deposits	$477,571	$4,200	0.88%	$435,701	$3,808	0.87%
FHLB advances and other borrowings	65,857	807	1.23%	52,199	630	1.21%
Total interest bearing liabilities	$543,428	$5,007	0.92%	$487,900	$4,438	0.91%
Net interest income		$20,344			$18,698
Interest rate spread			3.16%			3.24%
Net interest margin			3.27%			3.36%
Average interest earning assets to average interest bearing liabilities			114.38%			114.15%

(1) For the 12 months ended September 30, 2016 and 2015, the average balance of the tax exempt investment securities, included in investment securities, were $29,232 and $15,019 respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e. holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e. holding the initial balance constant). Changes due to both rate and volume which cannot be segregated have been allocated in proportion to the relationship of the dollar amounts of the change in each. As shown in the rate/volume analysis table below, positive volume changes resulted in a $1,987 increase in net interest income in 2016. Average loan volume increases were due largely to the acquisition of CBN. The increase and changes in the composition of interest earning assets resulted in a $2,215 increase in interest income for 2016, and a $569 increase in interest expense due to the acquisition. Rate changes on interest earning assets caused a decrease in interest income by $309 and increased interest expense by $32, for a net impact of a $341 decrease in net interest income between 2016 and 2015.

	Year ended September 30, 2016 v. 2015 Increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$(1)	$24	$23
Loans receivable	2,198	(432)	1,766
Interest bearing deposits	17	—	17
Investment securities	315	33	348
Non-marketable equity securities, at cost	(5)	66	61
Total interest earning assets	$2,524	$(309)	$2,215
Interest expense:
Savings accounts	$7	$6	$13
Demand deposits	108	(24)	84
Money market accounts	(6)	(41)	(47)
CD’s	220	90	310
IRA’s	41	(9)	32
Total deposits	370	22	392
FHLB Advances and other borrowings	167	10	177
Total interest bearing liabilities	537	32	569
Net interest income (loss)	$1,987	$(341)	$1,646

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio.
Net loan charge-offs for the years ended September 30, 2016 and 2015 were $503 and $666, respectively. Net charge-offs to average loans were 0.10% for 2016 compared to 0.14% for 2015. For 2016, non-performing loans increased by $2,350 to $3,571 from $1,221 at September 30, 2015. Refer to the “Risk Management and the Allowance for Loan Losses” section below for more information related to non-performing loans.
We recorded provisions for loan losses of $75 and $656 for the years ended September 30, 2016 and 2015, respectively. Management believes that the provision taken for the year ended September 30, 2016 is adequate in view of the present condition of the Bank's loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or other factors could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See Note 1 “Nature of Business and Summary of Significant Accounting Policies - Allowance for Loan Losses” to our consolidated financial statements for further analysis of the provision for loan losses.
Non-Interest Income. The following table reflects the various components of non-interest income for the years ended September 30, 2016 and 2015, respectively.

	Twelve months ended
	September 30,		Change:
	2016	2015	2016 over 2015
Noninterest Income:
Net gains on available for sale securities	$63	$60	5.00%
Service charges on deposit accounts	1,627	1,715	(5.13)%
Loan fees and service charges	1,296	1,291	0.39%
Other	929	847	9.68%
Total non-interest income	$3,915	$3,913	0.05%
Service charges on deposit accounts decreased $88 during 2016 mainly due to a decrease in electronic banking fee and NSF fee income. Loan fees and service charges increased $5 during 2016 mainly due to commercial loan origination and servicing fees.
Non-Interest Expense. The following table reflects the various components of non-interest expense for the years ended September 30, 2016 and 2015, respectively.

	Years ended
	September 30,		Change:
		(As Restated)	2016 over
	2016	2015	2015
Noninterest Expense:
Salaries and related benefits	$9,866	$8,667	13.83%
Occupancy	2,826	2,872	(1.60)%
Office	1,225	1,105	10.86%
Data processing	1,802	1,590	13.33%
Amortization of core deposit	111	57	94.74%
Advertising, marketing and public relations	701	659	6.37%
FDIC premium assessment	394	390	1.03%
Professional services	1,368	887	54.23%
Other	1,765	1,176	50.09%
Total noninterest expense	$20,058	$17,403	15.26%
Noninterest expense (annualized) / Average assets	3.14%	3.03%
Salaries and related benefits increased due to the addition of personnel related to the CBN acquisition and severance costs associated with branch closures. Occupancy costs, consisting primarily of office rental and depreciation expenses, decreased during the current twelve month period over the same period in the prior year due in part to branch closures. The current year did not reflect a full year of depreciation related to the acquisition of CBN branch facilities. Data processing expenses increased in 2016 due to increased costs associated with converting the CBN system and expenses related to servicing a larger customer base. The amortization of core deposit expenses increased in 2016 due to the establishment of a core deposit intangible and its related amortization. Advertising, marketing and public relations expenses increased during 2016 over 2015 due to expenses associated with rebranding the CBN facilities and marketing the CBN customers. Professional services expense increased in the current year due to increased use of outside professionals in connection to the acquisition, relative to the prior year. Other expenses increased in the current twelve month period due to higher insurance costs and contract termination fees as a result of the CBN merger.
Income Taxes. Income tax provision was $1,286 for the year ended September 30, 2016, compared to $1,614 for the year ended September 30, 2015. The decrease in income tax provision resulted primarily from the decrease in pre-tax income to $3,859 for the year ended September 30, 2016 compared to pre-tax income of $4,420 for 2015. Our effective tax rate declined from 36.5% at September 30, 2015 to 33.3% at September 30, 2016 , as a result of additional purchases of tax exempt security investments.
See Note 1, “Nature of Business and Summary of Significant Accounting Policies” and Note 15, “Income Taxes” in the accompanying Notes to Consolidated Financial Statements for a further discussion of income tax accounting. Income tax expense recorded in the accompanying Consolidated Statements of Operations involves interpretation and application of certain accounting pronouncements and federal and state tax codes and is, therefore, considered a critical accounting policy. We undergo examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or the amount of the valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.
BALANCE SHEET ANALYSIS
Loans. Total loans outstanding, net of deferred loan fees and costs, increased to $574,439 at September 30, 2016, a 27.51% increase from their balance of $450,510 at September 30, 2015. The following table reflects the composition, or mix, of our loan portfolio at September 30, for the last five completed fiscal years:

	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential real estate	$187,738	32.7%	$181,205	40.2%	$223,025	47.4%	$252,958	57.4%	$272,441	63.7%
Commercial/Agricultural real estate	152,853	26.7%	63,265	14.1%	39,061	8.3%	12,531	2.8%	680	0.2%
Total real estate loans	$340,591	59.4%	$244,472	54.3%	$262,086	55.7%	$265,489	60.2%	$273,121	63.9%
Non-real estate loans:
Consumer non-real estate	188,009	32.7%	193,600	43.0%	199,157	42.3%	173,185	39.3%	153,658	35.9%
Commercial/Agricultural non-real estate	45,648	7.9%	10,010	2.1%	6,076	1.3%	154	—%	68	—%
Total non-real estate loans	$233,657	40.6%	$203,608	45.1%	$205,233	43.6%	$173,339	39.3%	$153,726	35.9%
Gross loans	$574,248		$448,080		$467,319		$438,828		$426,847
Net deferred loan costs (fees)	$191	—%	$2,430	0.6%	$3,047	0.7%	$2,035	0.5%	$942	0.2%
Total loans (net of unearned income and deferred expense)	$574,439	100.0%	$450,510	100.0%	$470,366	100.0%	$440,863	100.0%	$427,789	100.0%
Allowance for loan losses	$(6,068)		$(6,496)		$(6,506)		$(6,180)		$(5,745)
Total loans receivable, net	$568,371		$444,014		$463,860		$434,683		$422,044
At September 30, 2016, real estate loans increased $96,119 or 39.3% from their balance at September 30, 2015 with the largest portion of the increase represented by commercial/agricultural real estate loans which increased $89,588. Residential real estate loans increased $6,533 to $187,738 at September 30, 2016. A substantial portion of the increase in real estate loans was related to the acquisition of CBN. Non-real estate loans increased $30,049, or 14.8% from September 30, 2015 to September 30, 2016. Consumer non-real estate loans totaled $188,009 at September 30, 2016, or a decrease of $5,591 from the prior year end. Beginning in the fiscal fourth quarter the company ceased originating loan volume through its indirect dealer network. Commercial non-real estate loans increased $35,638 to $45,648 from $10,010 one year earlier. The change in composition of the loan portfolio over the past year reflects the impact of the CBN acquisition and a termination of the origination of indirect consumer loan products.

The following table sets forth, for our last five fiscal years, fixed and adjustable rate loans in our loan portfolio:

	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate loans:
Residential real estate	$173,051	30.1%	$177,708	39.5%	$219,977	46.8%	$250,718	56.9%	$269,368	63.0%
Commercial/Agricultural real estate	92,030	16.0%	47,837	10.6%	39,061	8.3%	12,531	2.8%	680	0.2%
Total fixed rate real estate loans	265,081	46.1%	225,545	50.1%	259,038	55.1%	263,249	59.7%	270,048	63.2%
Non-real estate loans:
Consumer non-real estate	188,009	32.7%	193,598	43.0%	199,157	42.3%	173,185	39.3%	153,658	35.9%
Commercial/Agricultural non-real estate	25,839	4.5%	5,031	1.1%	6,076	1.3%	154	—%	68	—%
Total fixed rate non-real estate loans	213,848	37.2%	198,629	44.1%	205,233	43.6%	173,339	39.3%	153,726	35.9%
Total fixed rate loans	478,929	83.4%	424,174	94.2%	464,271	98.7%	436,588	99.0%	423,774	99.1%
Adjustable rate loans:
Real estate:
Residential real estate	14,687	2.6%	3,498	0.8%	3,048	0.7%	2,240	0.5%	3,073	0.7%
Commercial/Agricultural real estate	60,823	10.6%	15,429	3.4%	—	0.0%	—	0.0%	—	0.0%
Total adjustable rate real estate loans	75,510	13.2%	18,927	4.2%	3,048	0.7%	2,240	0.5%	3,073	0.7%
Non-real estate loans:
Consumer non-real estate	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Commercial/Agricultural non-real estate	19,809	3.4%	4,979	1.1%	—	0.0%	—	0.0%	—	0.0%
Total adjustable rate non-real estate loans	19,809	3.4%	4,979	1.1%	—	0.0%	—	0.0%	—	0.0%
Total adjustable rate loans	95,319	16.6%	23,906	5.3%	3,048	0.7%	2,240	0.5%	3,073	0.7%
Gross loans	574,248		448,080		467,319		438,828		426,847
Net deferred loan costs	191	—%	2,430	0.5%	3,047	0.6%	2,035	0.5%	942	0.2%
Total loans (net of unearned income)	574,439	100.0%	450,510	100.0%	470,366	100.0%	440,863	100.0%	427,789	100.0%
Allowance for loan losses	(6,068)		(6,496)		(6,506)		(6,180)		(5,745)
Total loans receivable, net	$568,371		$444,014		$463,860		$434,683		$422,044

The Bank offers loans with fixed and adjustable interest rates. At September 30, 2016, fixed rate loans were $478,929 while adjustable rate loans were $95,319. Though the balance of fixed rate loans increased due to the CBN acquisition, fixed rate loans declined to 83.4% of gross loans in 2016 compared to 94.2% in 2015. Consumer non-real estate loans represent the largest balance of fixed rate loans at $188,009 at September 30, 2016 followed by residential real estate loans at $173,051, commercial/agricultural real estate loans at $92,030 and commercial/agricultural non-real estate loans at $25,839. Residential real estate loans consist mainly of fixed-rate conventional home mortgages and home equity loans.

Adjustable rate loans increased $71,413 from $23,906 to $95,319 at September 30, 2016 with the increase due largely to acquired loans through the CBN acquisition. The largest component of the adjustable rate loan portfolio was represented by commercial/agricultural real estate loans at $60,823 at September 30, 2016.

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. We have identified certain loan types within our loan portfolio, including one to four family real estate loans and consumer loans secured by recreational collateral that represent concentrations in our portfolio. At September 30, 2016, one to four family real estate loans totaled $187,738 or 32.7% of total loans, compared to $181,206 or 40.2% at September 30, 2015. At September 30, 2016, consumer loans secured by recreational collateral totaled $108,253 or 18.9% of total loans, compared to $116,895 or 25.9% of total loans at September 30, 2015. The Bank has ceased originating indirect consumer loans, and therefore will be decreasing its investment in this asset class.

In order to limit exposure to interest rate risk, we have developed strategies to shorten the average maturity of our fixed rate loan portfolio by originating shorter term loans, offering new adjustable rate loan products and arranging loan sales of longer term fixed rate loans.

Loan amounts and their contractual maturities for the years presented are as follows:

	Real estate				Non-real estate
	Residential real estate		Commercial/Agricultural real estate		Consumer non-real estate		Commercial/Agricultural non-real estate		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2017 (1)	$8,596	4.65%	$28,912	5.09%	$2,244	8.81%	$20,296	4.31%	$60,048	4.90%
2018	3,417	4.69%	17,412	4.49%	3,571	7.16%	5,249	4.77%	29,649	4.89%
2019	8,726	4.95%	19,715	5.92%	58,290	4.66%	2,587	5.09%	89,318	4.98%
2020-2021	22,009	4.32%	28,130	4.72%	23,110	6.04%	7,174	5.23%	80,423	5.03%
2022-2023	19,971	3.73%	11,875	5.20%	14,232	6.12%	6,579	5.44%	52,657	4.92%
2024-2038	79,042	4.80%	43,024	4.98%	86,562	5.30%	3,763	3.32%	212,391	5.02%
2039 and after	45,977	4.81%	3,785	5.22%	—	—%	—	—%	49,762	4.84%
	$187,738	4.63%	$152,853	5.18%	$188,009	5.33%	$45,648	4.63%	$574,248	4.97%

(1)	Includes loans having no stated maturity and overdraft loans.
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

Changes in the ALL by loan portfolio segment for the years presented were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2016:
Allowance for Loan Losses:
Beginning balance, October 1, 2015	$2,364	$989	$1,620	$1,271	$252	$6,496
Charge-offs	(140)		(460)	(118)	—	(718)
Recoveries	11	—	204	—	—	215
Provision	30	10	35	—	—	75
Allowance allocation adjustment	(226)	884	67	(501)	(224)	—
Total Allowance on originated loans	$2,039	$1,883	$1,466	$652	$28	$6,068
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, September 30, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year ended September 30, 2015
Allowance for Loan Losses:
Beginning balance, October 1, 2014	$2,759	$—	$3,747	$—	$—	$6,506
Charge-offs	(405)	—	(601)	—	—	(1,006)
Recoveries	69	—	271	—	—	340
Provision	382	16	258	—	—	656
Allowance allocation adjustment	(441)	973	(2,055)	1,271	252	—
Ending balance, September 30, 2015	$2,364	$989	$1,620	$1,271	$252	$6,496
The specific credit allocation for the ALL is based on a regular analysis of all originated loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At September 30, 2016, we had 109 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $5,397 See Note 5, “Loans, Allowance for Loan Losses and Impaired Loans” of our accompanying consolidated financial statements for information on what we consider to be impaired loans. The total for the 42 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $2,412 for which $605 in specific ALL was recorded as of September 30, 2016.
At September 30, 2016, there were 56 individual substandard loans, not considered TDRs, with an aggregate recorded investment of $1,664. The total for the 19 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) was $297 for which $59 in specific ALL was recorded as of September 30, 2016.

	9/30/2016	6/30/2016	Quarters ended 3/31/16	12/31/2015	9/30/2015
Component 1 - Specific credit allocation	$628	611	162	225	$582
Component 2 - General and unallocated allowance	5,440	5,625	6,141	6,216	5,914
Allowance for loan losses	$6,068	$6,236	$6,303	$6,441	$6,496
At September 30, 2016, the allowance for loan losses was $6,068, or 1.06% of our total loan portfolio, compared to an allowance for loan losses of $6,496, or 1.44% of the total loan portfolio at September 30, 2015. This level was based on our analysis of the loan portfolio risk at each of September 30, 2016 and September 30, 2015, as discussed above. At September 30, 2016, the ALL was 1.44% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 1.58% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2015. We have established a separate restricted reserve account for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller of such loans or substituted with performing loans and are ultimately charged off by the Bank.

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

The following table identifies the various components of non-performing assets as of the dates indicated below:

	September 30,
	2016	2015	2014	2013	2012
Nonperforming assets:
Nonaccrual loans	$3,191	$748	$1,184	$2,125	$4,508
Accruing loans past due 90 days or more	380	473	401	483	—
Total nonperforming loans (“NPLs”)	3,571	1,221	1,585	2,608	4,508
Other real estate owned	725	838	1,025	873	497
Other collateral owned	52	64	25	155	45
Total nonperforming assets (“NPAs”)	$4,348	$2,123	$2,635	$3,636	$5,050
Troubled Debt Restructurings (“TDRs”)	$3,733	$4,010	$5,581	$8,618	$8,135
Nonaccrual TDRs	$515	$332	$249	$1,108	$1,329
Average outstanding loan balance	$512,475	$460,438	$455,615	$434,326	$429,768
Loans, end of period (1)	574,439	450,510	470,366	440,863	427,789
Total assets, end of period	695,865	580,148	569,815	554,521	530,183
ALL, at beginning of period	6,496	6,506	6,180	5,745	4,898
Loans charged off:
Residential real estate	(140)	(405)	(1,238)	(1,525)	(1,984)
Commercial/Agricultural real estate	—	—	—	—	—
Consumer non-real estate	(460)	(601)	(689)	(1,494)	(1,965)
Commercial/Agricultural non-real estate	(118)	—	—	—	—
Total loans charged off	(718)	(1,006)	(1,927)	(3,019)	(3,949)
Recoveries of loans previously charged off:
Residential real estate	11	69	94	36	30
Commercial/Agricultural real estate	—	—	—	—	—
Consumer non-real estate	204	271	249	275	326
Commercial/Agricultural non-real estate	—	—	—	—	—
Total recoveries of loans previously charged off:	215	340	343	311	356
Net loans charged off (“NCOs”)	(503)	(666)	(1,584)	(2,708)	(3,593)
Additions to ALL via provision for loan losses charged to operations	75	656	1,910	3,143	4,440
ALL, at end of period	$6,068	$6,496	$6,506	$6,180	$5,745
Ratios:
ALL to NCOs (annualized)	1,206.36%	975.38%	410.73%	228.21%	159.89%
NCOs (annualized) to average loans	0.10%	0.14%	0.35%	0.62%	0.84%
ALL to total loans	1.06%	1.44%	1.38%	1.40%	1.34%
NPLs to total loans	0.62%	0.27%	0.34%	0.59%	1.05%
NPAs to total assets	0.62%	0.37%	0.46%	0.66%	0.95%
Total Assets:	$695,865	$580,148	$569,815	$554,521	$530,183
 (1) Total loans at September 30, 2016 included $49,221 in purchased indirect paper consumer loans purchased from a third party. See Note 5 in the accompanying Notes to Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.

Loans 90 days or more past due decreased slightly during the year ended September 30, 2016 compared to the comparable prior year period, which management believes is indicative of stabilization of the loan portfolio with seasonal fluctuation, expected quarterly. Nonaccrual loans increased from $748 to $3,191 in 2016, primarily due to loans acquired in the CBN acquisition. We believe our credit and underwriting policies continue to support more effective lending decisions by the

Bank, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets.

For fiscal 2016, net loan charge-offs declined to $503 from $666 one year earlier. The majority of the charge-offs were consumer non-real estate loans as were the majority of the loan recoveries. Due to the improved credit quality of originated loans throughout the year, Management believes lower reserves were needed in 2016. In the third quarter, the Bank completed the acquisition of CBN which resulted in a higher level of non-performing assets. However, the assets were recorded at fair market value which lessened the need for additional reserves on the acquired assets as of September 30, 2016. Certain external factors may result in higher future losses but are not readily determinable at this time, including, but not limited to: unemployment rates, increased taxes and continuing increased regulatory expectations with respect to ALL levels. As a result, our analysis may show a need to increase our ALL as a percentage of total loans and nonperforming loans for the near future. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses on the loans charged off.
Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We employ early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as either 90 days or more past due or non-accrual. The accrual of interest income is discontinued according to the following schedules:

•	Commercial/agricultural real estate loans, past due 90 days or more;

•	Commercial/agricultural non-real estate loans past due 90 days or more;

•	Closed ended consumer non-real estate loans past due 120 days or more; and

•	Residential real estate loans and open ended consumer non-real estate loans past due 180 days or more.
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
Non-performing loans increased $2,350 during the year ended September 30, 2016 from their balances at 2015 fiscal year end. The increase related mostly to new assets acquired in the CBN transaction which were recorded at fair market value at the time of the acquisition, totaled $1,749. These non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Non-performing assets include non-performing loans, other real estate owned and other collateral owned. Our non-performing assets were $4,348 at September 30, 2016, or 0.62% of total assets. This represented an increase from $2,123, or 0.37% of total assets, at September 30, 2015. The increase since September 30, 2015 was primarily due to an increase in non-performing loans acquired with CBN that were recorded at fair market value at the time of the acquisition.
Other real estate owned and other collateral owned is comprised of foreclosed collateral assets held by the Bank until sold. Other real estate owned (OREO) decreased by $114 and other collateral owned decreased by $12 during the year ended September 30, 2016 from their balances as of September 30, 2015. We continue to aggressively liquidate our OREO and other collateral owned as part of our overall credit risk strategy.
Investment Securities. We manage our securities portfolio in an effort to improve interest rate risk, enhance income, and provide liquidity. Our investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities held to maturity (recorded at amortized cost) were $6,669 at September 30, 2016, compared with $8,012 at September 30, 2015. Securities available for sale (recorded at fair value), which represent the majority of our investment portfolio, were $80,123 at September 30, 2016, compared with $79,921 at September 30, 2015.

The amortized cost and market values of our investment securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
September 30, 2016
U.S. government agency obligations	$16,388	$16,407
Obligations of states and political subdivisions	33,405	34,012
Mortgage-backed securities	28,861	29,247
Federal Agricultural Mortgage Corporation	70	81
Trust preferred securities	376	376
Total available for sale securities	$79,100	$80,123

September 30, 2015
U.S. government agency obligations	$15,240	$15,020
Obligations of states and political subdivisions	27,573	27,407
Mortgage-backed securities	37,451	37,440
Non-agency mortgage-backed securities	71	54
Total available for sale securities	$80,335	$79,921

Held to maturity securities	Amortized Cost	Fair Value
September 30, 2016
Obligations of states and political subdivisions	$1,315	$1,335
Mortgage-backed securities	5,354	5,609
Total held to maturity securities	$6,669	$6,944

September 30, 2015
Obligations of states and political subdivisions	$1,319	$1,318
Mortgage-backed securities	6,693	6,901
Total held to maturity securities	$8,012	$8,219
The amortized cost and fair values of our investment securities by maturity, as of September 30, 2016 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$230	$230
Due after one year through five years	14,463	14,546
Due after five years through ten years	28,289	28,798
Due after ten years	36,118	36,549
Total available for sale securities	$79,100	$80,123

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,315	$1,335
Due after five years through ten years	1,504	1,559
Due after ten years	3,850	4,050
Total held to maturity securities	$6,669	$6,944

The following tables show the fair value and gross unrealized losses of securities with unrealized losses at September 30, 2016 and 2015, respectively, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016:
U.S. government agency obligations	$4,039	$4	$2,494	$25	$6,533	$29
Obligations of states and political subdivisions	2,885	7	1,338	15	4,223	22
Mortgage-backed securities	1,385	1	1,137	3	2,522	4
Federal Agricultural Mortgage Corporation	—	—	—	—	—	—
Total available for sale securities	$8,309	$12	$4,969	$43	$13,278	$55

September 30, 2015:
U.S. government agency obligations	$4,960	$14	$10,060	$206	$15,020	$220
Obligations of states and political subdivisions	13,864	155	2,234	92	16,098	247
Mortgage-backed securities	22,018	93	3,590	51	25,608	144
Federal Agricultural Mortgage Corporation	—	—	54	17	54	17
Total available for sale securities	$40,842	$262	$15,938	$366	$56,780	$628

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016:
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Total held to maturity securities	$—	$—	$—	$—	$—	$—

September 30, 2015:
Obligations of states and political subdivisions	$904	$4	$—	$—	$904	$4
Mortgage-backed securities	—	—	—	—	—	—
Total held to maturity securities	$904	$4	$—	$—	$904	$4
Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

The composition of our investment securities portfolio by credit rating as of the periods indicated below was as follows:

	September 30,
	2016		2015
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$45,249	$45,654	$52,692	$52,460
AAA	730	747	734	735
AA	25,574	26,006	22,228	22,057
A	5,414	5,567	2,970	2,959
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	2,133	2,149	1,711	1,710
Total available for sale securities	$79,100	$80,123	$80,335	$79,921

	September 30,
	2016		2015
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$5,354	$5,609	$6,693	$6,901
AAA	—	—	—	—
AA	—	—	—	—
A	965	982	969	968
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	353	350	350
Total held to maturity securities	$6,669	$6,944	$8,012	$8,219
At September 30, 2016, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $2,685 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of September 30, 2016, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2016, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $6,163 and mortgage-backed securities with a carrying value of $20,856 as collateral against specific municipal deposits.
Intangible Assets. We have other intangibles of $872, comprised of core deposit intangible assets arising from various acquisitions from 2002 through 2016. Amortization expense, calculated on a straight line basis, was $111 and $57 for the years ended September 30, 2016 and 2015, respectively. Annually, we assess the reasonableness of the remaining useful life assumptions assigned to each core deposit intangible asset. No changes were made during 2016 in the remaining useful lives of our core deposit intangibles, which originally ranged from approximately 7 to 15 years.
Deposits. Deposits are our largest source of funds. Average total deposits for 2016 were $477,571, an increase of 9.61% from the level of average total deposits for 2015. Total deposits increased to $557,677 at September 30, 2016, from $456,298 at September 30, 2015, due primarily to deposits acquired in the CBN transaction totaling $151,020 and deposits purchased from Central Bank in Rice Lake and Barron, Wisconsin totaling $27,131, partially offset by deposit runoff in the markets where branch closures took place and a reduction in checking balances from Insider accounts related to the CBN acquisition. As of September 30, 2016, the balance in the municipal money market accounts was approximately $32,016 and the balance in municipal certificate of deposit accounts was approximately $16,051.
Our objective is to grow core deposits and build customer relationships with convenience, customer service, and by expanding our deposit product offerings with competitive pricing. Management expects to continue to place emphasis on both retaining and generating additional core deposits in 2017 through competitive pricing of deposit products and through the branch delivery systems that we have already established, as well as through online and mobile banking options. We anticipate CD and money market deposits from our closed branches to continue running off over time as we have experienced in the past.

Institutional certificates of deposit as a funding source decreased $9,277 from their balance as of September 30, 2015. Institutional certificates of deposit remain an important part of our deposit mix, as we continue to pursue funding sources to lower the Bank's cost of funds.

Brokered deposits were $5,003 and $22,773 at September 30, 2016 and September 30, 2015. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances and other borrowings. FHLB advances were $59,291 and $58,891 at September 30, 2016 and September 30, 2015, respectively, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds. On May 16, 2016, we entered into a Loan Agreement with First Tennessee Bank National Association ("FTB") evidencing an $11,000 term loan maturing on May 15, 2021. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of CBN. On September 30, 2016, we amended and restated the loan Agreement with FTB whereby FTB extended a $3,000 revolving line of credit to the Company for the purpose of financing the previously announced stock repurchase program, pursuant to which the Company may purchase up to 525,200 shares of its common stock, or approximately 10 percent of the outstanding shares from time to time through October 1, 2017. At September 30, 2016, the available and unused portion of this borrowing arrangement was $3,000. The Company has pledged 100% of Bank stock as collateral for the FTB loan and credit facilities.
Stockholders’ Equity. Total stockholders’ equity was $64,544 at September 30, 2016, versus $61,453 at September 30, 2015. The increase resulted primarily from net income of $2,573 for the year ended September 30, 2016.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than or equal to one-year. At September 30, 2016, our liquidity ratio was 6.25 percent, which was below our targeted liquidity ratio of 10 percent. We view this as acceptable given our access to lines of credit totaling $115,500 as explained below.
Our primary sources of funds are: deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $141,397 of our $273,948 (51.6%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this should also improve our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank, First Tennessee Bank, NA and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $90,500 available under this arrangement. We also maintain lines of credit of $3,500 with the Federal Reserve Bank, $5,000 with US Bank, $3,000 with First Tennessee Bank, NA and $13,500 with Bankers’ Bank as part of our contingency funding plan.

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
Off-Balance Sheet Arrangements. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2016, the

Company had approximately $28,476 in unused commitments, compared to approximately $24,097 in unused commitments as of September 30, 2015. See Note 12 "Financial Instruments with Off-Balance Sheet Risk" for further detail.
Capital Resources. As of September 30, 2016, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2016
Total capital (to risk weighted assets)	$72,345,000	14.1%	$41,189,000	> =	8.0%	$51,487,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	66,278,000	12.9%	30,892,000	> =	6.0%	41,189,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	66,278,000	12.9%	23,169,000	> =	4.5%	33,466,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	66,278,000	9.3%	28,428,000	> =	4.0%	35,535,000	> =	5.0%
As of September 30, 2015 (As Restated)
Total capital (to risk weighted assets)	$65,848,000	16.8%	$31,443,000	> =	8.0%	$39,304,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	60,915,000	15.5%	23,583,000	> =	6.0%	31,443,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	60,915,000	15.5%	17,687,000	> =	4.5%	25,548,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	60,915,000	10.6%	23,031,000	> =	4.0%	28,788,000	> =	5.0%

At September 30, 2016, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2016
Total capital (to risk weighted assets)	$64,811,000	12.6%	$41,189,000	> =	8.0%	$51,487,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	58,743,000	11.4%	30,892,000	> =	6.0%	41,189,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,743,000	11.4%	23,169,000	> =	4.5%	33,466,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,743,000	8.3%	28,428,000	> =	4.0%	35,535,000	> =	5.0%
As of September 30, 2015 (As Restated)
Total capital (to risk weighted assets)	$66,524,000	16.9%	$31,443,000	> =	8.0%	$39,304,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	61,591,000	15.7%	23,583,000	> =	6.0%	31,443,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	61,591,000	15.7%	17,687,000	> =	4.5%	25,548,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	61,591,000	10.7%	23,031,000	> =	4.0%	28,788,000	> =	5.0%
At September 30, 2016, the Company was categorized as "Well Capitalized" under Prompt Corrective Action Provisions.

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations, as restated, for each quarter in the years ended September 30, 2015 and 2016. Management determined that certain professional and other expense accrual items were overstated during the fiscal years ended September 30, 2014 and 2015 resulting in understatement of the Company's net income for the quarterly and annual periods ended September 30, 2014 and 2015. During the fiscal year ended September 30, 2016, management reversed these overstated accrued expenses which resulted in an overstatement of quarterly and annual net income for the year ended September 30, 2016. The effect of these restatements on the Company's 2015 and 2016 quarterly consolidated statements of operations, as reported on Forms 10-Q, are as follows: total non-interest expense decreased by $60 for the quarter ended September 30, 2015; and decreased by $85 for each of the quarters ended June 30, 2015; March 31, 2015 and December 31, 2014. Net income increased by $36 for the quarter ended September 30, 2015; and increased by $52 for each of the quarters ended June 30, 2015; March 31, 2015 and December 31, 2014. Total non-interest expense increased by $151, $43, and $21 for the quarters ended June 30, 2016; March 31, 2016 and December 31, 2015, respectively. Net income decreased by $92, $26, and $13 for the quarters ended June 30, 2016; March 31, 2016 and December 31, 2015, respectively. The effects of the restatements on the Company’s balance sheets and statements of cash flows for the Restated Periods were not material. See Note 2, Restatement of Previously Issued Financial Statements, to Consolidated Financial Statements in Item 8 for a discussion of the review and effect of the restatement.

Year ended September 30, 2016:

	December 31,	March 31,	June 30,	September 30,
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Interest income	$5,674	$5,742	$6,474	$7,194
Interest expense	1,121	1,115	1,295	1,476
Net interest income	4,553	4,627	5,179	5,718
Provision for loan losses	75	—	—	—
Net interest income after provision for loan losses	4,478	4,627	5,179	5,718
Non-interest income	950	810	1,013	1,142
Non-interest expense	4,115	4,410	4,804	6,729
Income before income tax expense	1,313	1,027	1,388	131
Provision (benefit) for income tax	466	352	513	(45)
Net income	$847	$675	$875	$176
Basic earnings per share	$0.16	$0.13	$0.16	$0.04
Diluted earnings per share	$0.16	$0.13	$0.16	$0.04
Dividends paid	$—	$0.12	$—	$—

Year ended September 30, 2015:

	December 31,	March 31,	June 30,	September 30,
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Interest income	$5,960	$5,692	$5,621	$5,731
Interest expense	1,119	1,107	1,095	1,117
Net interest income	4,841	4,585	4,526	4,614
Provision for loan losses	235	150	150	121
Net interest income after provision for loan losses	4,606	4,435	4,376	4,493
Non-interest income	1,034	924	931	1,024
Non-interest expense	4,407	4,336	4,273	4,387
Income before income tax expense	1,233	1,023	1,034	1,130
Provision for income tax	466	375	370	403
Net income	$767	$648	$664	$727
Basic earnings per share	$0.15	$0.12	$0.13	$0.14
Diluted earnings per share	$0.15	$0.12	$0.13	$0.14
Dividends paid	$—	$0.08	$—	$—

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
In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured consumer, commercial and agriculture loan maturities;

•	originating variable rate commercial and agriculture loans;

•	managing our funding needs by utilizing core deposits, institutional certificates of deposits and borrowings as appropriate to extend terms and lock in fixed interest rates;

•	reducing non-interest expense and managing our efficiency ratio by implementing technologies to enhance customer service and increase employee productivity;

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure to focus resources on our most productive markets;

•
managing our exposure to changes in interest rates, including, but not limited to the sale of longer term fixed rate consumer loans. During our fiscal 2015 first and fourth quarters, fixed rate residential mortgage loans were sold in the amount of $8,095 and $8,745, respectively. Additional loan sales may occur in the future if the analysis proves advantageous to the Bank; and

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
The following table sets forth, at September 30, 2016 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of September 30, 2016, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$60,132	$(35,255)	(37)%	9.44%	(408)	bp
+200 bp	76,060	(19,327)	(20)%	11.49%	(203)
+100 bp	88,509	(6,878)	(7)%	12.92%	(60)
0 bp	95,387	—	—%	13.52%	—
-100 bp	93,928	(1,459)	(2)%	13.05%	(47)

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.

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
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2016 (the most recent date available) and September 30, 2015.

	Change in Net Interest Income Over One Year Horizon
	At September 30, 2016		At September 30, 2015
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change	Dollar Change in Net Interest Income (in thousands)	Percentage Change

+300 bp	$(2,790)	(11.14)%	$(1,921)	(9.53)%
+200 bp	(1,552)	(6.20)%	(909)	(4.50)%
+100 bp	(678)	(2.71)%	(368)	(1.83)%
0 bp	(290)	(1.16)%	(221)	(1.09)%
-100 bp	(222)	(0.88)%	(309)	(1.53)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT BY CITIZENS COMMUNITY BANCORP, INC.’S MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that pertain to identifying accrued expenses and the maintenance of records in accordance with GAAP.
Under the supervision of the Audit Committee and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that such controls and procedures were ineffective as of September 30, 2016 as evidenced by the material weakness described below, principally related to the Company’s period-end financial reporting and consolidation processes.
Application of Accounting for Accrued Expenses.
The Company did not have effective controls to ensure the completeness, accuracy and proper classification of certain expenses and related accrued liabilities. Management discovered errors in recording certain expense accruals in its unaudited interim and audited annual financial statements for the fiscal years ended September 30, 2014 and 2015 and the unaudited interim financial statements for the quarterly periods during the fiscal year ended September 30, 2016, which were accounted for in non-interest expense on the Company’s consolidated statements of operations. Management determined professional expenses were overestimated for the fiscal years ended September 30, 2014 and 2015 and underestimated for the quarterly periods of the fiscal year ended September 30, 2016.
This material weakness resulted in the misstatement and audit adjustments of financial statement line items and related financial disclosures, as disclosed in Note 2, Restatement of Previously Issued Financial Statements, to our consolidated financial statements. As a result of the material weakness in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2016 based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
Remediation of the Material Weakness in Internal Control Over Financial Reporting
We have begun to remediate the material weakness described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weakness.
The following remediation steps are among the measures currently being implemented at the time of this filing by management:

•	the addition of experienced accounting staff;

•	a thorough review of the finance and accounting departments to ensure that the areas of responsibilities are properly matched to the staff competencies and that the lines of communication and processes are as effective as possible;

•	a thorough review of the processes and procedures used in the Company’s accounting; and

•	development of a standardized method for the review, approval, and tracking of accrued expenses.
The audit committee has directed management to develop a plan and timetable for the implementation of the foregoing remedial measures and will monitor their implementation.
Management believes the measures described above will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

CITIZENS COMMUNITY BANCORP, INC.
December 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Citizens Community Bancorp, Inc. and Subsidiary
Eau Claire, WI

We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2016 and 2015, and the related consolidated statements of operations, other comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Community Bancorp, Inc. and Subsidiary as of September 30, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2014 and 2015 financial statements to correct errors.

As further described in Note 3 to the consolidated financial statements, on May 16, 2016, the Company completed a business combination with Community Bank of Northern Wisconsin.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
December 29, 2016

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2016 and September 30, 2015 (As Restated)
(in thousands, except share data)

		September 30, 2015
	September 30, 2016	(As Restated)
Assets
Cash and cash equivalents	$10,046	$23,872
Other interest bearing deposits	745	2,992
Securities available for sale "AFS"	80,123	79,921
Securities held to maturity "HTM"	6,669	8,012
Non-marketable equity securities, at cost	5,034	4,626
Loans receivable	574,439	450,510
Allowance for loan losses	(6,068)	(6,496)
Loans receivable, net	568,371	444,014
Office properties and equipment, net	5,338	2,669
Accrued interest receivable	2,032	1,574
Intangible assets	872	104
Goodwill	4,663	—
Foreclosed and repossessed assets, net	776	902
Other assets	11,196	11,462
TOTAL ASSETS	$695,865	$580,148
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$557,677	$456,298
Federal Home Loan Bank advances	59,291	58,891
Other borrowings	11,000	—
Other liabilities	3,353	3,506
Total liabilities	631,321	518,695
Stockholders’ equity:
Common stock—$0.01 par value, authorized 30,000,000; 5,260,098 and 5,232,579 shares issued and outstanding, respectively	53	52
Additional paid-in capital	54,963	54,740
Retained earnings	9,107	7,163
Unearned deferred compensation	(193)	(288)
Accumulated other comprehensive gain (loss)	614	(214)
Total stockholders’ equity	64,544	61,453
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$695,865	$580,148
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
Years Ended September 30, 2016 and 2015 (As Restated)
(in thousands, except per share data)

	2016	2015 (As Restated)
Interest and dividend income:
Interest and fees on loans	$23,407	$21,641
Interest and dividends on investments	1,677	1,363
Total interest and dividend income	25,084	23,004
Interest expense:
Interest on deposits	4,200	3,808
Interest on FHLB borrowed funds	664	630
Interest on other borrowed funds	143	—
Total interest expense	5,007	4,438
Net interest income before provision for loan losses	20,077	18,566
Provision for loan losses	75	656
Net interest income after provision for loan losses	20,002	17,910
Non-interest income:
Net gains on sale of available for sale securities	63	60
Service charges on deposit accounts	1,627	1,715
Loan fees and service charges	1,296	1,291
Other	929	847
Total non-interest income	3,915	3,913
Non-interest expense:
Salaries and related benefits	9,866	8,667
Occupancy	2,826	2,872
Office	1,225	1,105
Data processing	1,802	1,590
Amortization of core deposit intangible	111	57
Advertising, marketing and public relations	701	659
FDIC premium assessment	394	390
Professional services	1,368	887
Other	1,765	1,176
Total non-interest expense	20,058	17,403
Income before provision for income tax	3,859	4,420
Provision for income taxes	1,286	1,614
Net income attributable to common stockholders	$2,573	$2,806
Per share information:
Basic earnings	$0.49	$0.54
Diluted earnings	$0.49	$0.54
Cash dividends paid	$0.12	$0.08
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Other Comprehensive Income
Years ended September 30, 2016 and 2015 (As Restated)
(in thousands, except per share data)

	2016	2015 (As Restated)
Net income attributable to common stockholders	$2,573	$2,806
Other comprehensive income, net of tax:
Securities available for sale
Net unrealized gains arising during period	825	584
Reclassification adjustment for gains (losses) included in net income	38	36
Unrealized gains on securities	863	620
Defined benefit plans:
Amortization of unrecognized prior service costs and net (losses) gains	(35)	8
Total other comprehensive income, net of tax	828	628
Comprehensive income	$3,401	$3,434
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 30, 2016 and 2015
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings		Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, September 30, 2014 (1)	5,167,061	$52	$54,257	$4,775	(1)	$(223)	$(842)	$58,019
Net income				2,806				2,806
Other comprehensive income, net of tax							628	628
Surrender of vested shares	(3,937)		(36)					(36)
Common stock awarded under the equity incentive plan	17,500		161			(161)		—
Common stock options exercised	51,955		299					299
Stock option expense			59					59
Amortization of restricted stock						96		96
Cash dividends ($0.08 per share)				(418)				(418)
Balance, September 30, 2015	5,232,579	$52	$54,740	$7,163		$(288)	$(214)	$61,453
Net income				2,573				2,573
Other comprehensive income, net of tax							828	828
Forfeiture of unvested shares	(22,162)		(176)			176		—
Surrender of restricted shares of common stock	(5,425)		(50)					(50)
Common stock awarded under the equity incentive plan	11,591		127			(127)		—
Common stock options exercised	43,515	1	289					290
Stock option expense			33					33
Amortization of restricted stock						46		46
Cash dividends ($0.12 per share)				(629)				(629)
Balance, September 30, 2016	5,260,098	$53	$54,963	$9,107		$(193)	$614	$64,544
(1) The opening balance of retained earnings was adjusted by $726 thousand for a material correction of prior period errors. Refer to Note 2, "Restatement of Previously Issued Financial Statements"
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended September 30, 2016 and 2015 (As Restated)
(in thousands, except per share data)

	2016	2015 (As Restated)
Cash flows from operating activities:
Net income attributable to common stockholders	$2,573	$2,806
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	1,135	910
Depreciation	1,071	1,382
Provision for loan losses	75	656
Net realized gain on sale of securities	(63)	(60)
Amortization of core deposit intangible	111	57
Amortization of restricted stock	46	96
Stock based compensation expense	33	59
Loss on sale of office properties	—	8
Provision (benefit) for deferred income taxes	449	(141)
Net (gains) losses from disposals of foreclosed and repossessed assets	(70)	31
Provision for valuation allowance on foreclosed properties	—	57
Provision for valuation allowance on foreclosed acquired properties	42	—
Decrease (increase) in accrued interest receivable and other assets	698	(460)
(Decrease) increase in other liabilities	(402)	376
Total adjustments	3,125	2,971
Net cash provided by operating activities	5,698	5,777
Cash flows from investing activities:
Purchase of investment securities	(19,665)	(54,232)
Net decrease (increase) in interest-bearing deposits	7,241	(2,747)
Proceeds from sale of securities available for sale	21,712	29,285
Principal payments on investment securities	16,183	8,171
Proceeds from sale of non-marketable equity securities	—	889
Purchase of Federal Reserve Bank (FRB) stock	(3)	—
Proceeds from sale of foreclosed properties	1,261	1,323
Net decrease in loans	2,846	17,927
Net capital expenditures	(961)	(331)
Net cash received in business combinations	20,658	—
Net cash provided by investing activities	49,272	285
Cash flows from financing activities:
Net decrease in Federal Home Loan Bank advances	(2,600)	—
Increase in other borrowings to fund business combination	11,000	—
Net (decrease) increase in deposits	(76,772)	6,531
Surrender of restricted shares of common stock	(50)	(36)
Exercise of common stock options	290	299
Termination of director retirement plan/supplemental executive retirement plan	(35)	—
Cash dividends paid	(629)	(418)
Net cash (used in) provided by financing activities	(68,796)	6,376
Net (decrease) increase in cash and cash equivalents	(13,826)	12,438
Cash and cash equivalents at beginning of period	23,872	11,434
Cash and cash equivalents at end of period	$10,046	$23,872

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$4,091	$2,852
Interest on borrowings	$759	$466
Income taxes	$1,484	$1,214
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$630	$1,263
Fair value of assets acquired, net of cash and cash equivalents	$167,469	$—
Fair value of liabilities assumed, net of cash and cash equivalents	$154,250	$—
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements of Citizens Community Federal N.A. (the “Bank”) included herein have been included by its parent company, Citizens Community Bancorp, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used in this annual report, the terms “we”, “us”, “our”, and “Citizens Community Bancorp, Inc.” mean the Company and its wholly owned subsidiary, the Bank, unless the context indicates other meaning.
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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary. The Bank originates residential, commercial, agricultural, consumer and commercial and industrial (C&I) loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 20 full-service offices; thirteen stand-alone locations and 7 in-store branches.
In August 2016, we announced the closing of four in-store branches located in Eastern Wisconsin, effective November 2016. We incurred accelerated depreciation costs totaling $89 and additional salaries and related benefits costs totaling $56 related to these branch closures as of September 30, 2016. We intend to continue to review our branch network to deploy assets and capital in growth markets and exit markets where we believe have limited growth opportunities. Through all of our branch locations in Wisconsin, Minnesota and Michigan, we provide a variety of commercial and consumer banking products and services to customers, including online and mobile banking options.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions occurring subsequent to the balance sheet date of September 30, 2016 through the date on which the consolidated financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements. As of December 16, 2016, there were no subsequent events which required recognition or disclosure.
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
Use of Estimates—Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, foreclosed and repossessed assets, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying annual report on Form 10-K for the year ended September 30, 2016 and external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
Cash and Cash Equivalents—For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash, due from banks, and interest bearing deposits with original maturities of three months or less.
Investment Securities; Held to Maturity and Available for Sale – Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of the date of each balance sheet. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Investment securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with unrealized holding gains and losses being reported in other comprehensive income (loss), net of tax. Unrealized losses deemed other-than-temporary due to credit issues are reported in the Company’s net income in the period in which the losses arise. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuer is assessed. Significant inputs used to measure the amount of other-than-temporary impairment related to credit loss include, but are not limited to; the Company's intent and ability to sell the debt security prior to recovery, that it is more likely than not that the Company will not sell the security prior to recovery, default and delinquency rates of the underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value of available for sale securities that are considered temporary are recorded in other comprehensive income or loss as separate components of stockholders' equity, net of tax. If the unrealized loss of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Non-credit components of the unrealized losses on available for sale securities will continue to be recognized in other comprehensive income (loss), net of tax.
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
Interest income on commercial, mortgage and consumer loans is discontinued according to the following schedules:
•Commercial/agricultural real estate loans past due 90 days or more;
•Commercial/agricultural non-real estate loans past due 90 days or more;
•Closed ended consumer non-real estate loans past due 120 days or more; and
•Residential real estate loans and open ended consumer non-real estate loans past due 180 days or more.
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
Residential real estate loans and open ended consumer non-real estate loans are charged off to estimated net realizable value less estimated selling costs at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 180 days or more. Closed ended consumer non-real estate loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 120 days or more. Commercial/agricultural real estate and non-real estate loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 90 days or more.
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
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual substandard loans not considered a TDR, when full payment under the loan terms is not expected. All TDRs are individually evaluated for impairment. See Note 5, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. For TDR's or substandard loans deemed to be impaired, a specific ALL allocation may be established so that the loan is reported, net, at the lower of (a) its outstanding principal balance; (b) the present value of the loan's estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90+ days past due, and certain substandard loans that are less than 90+ days delinquent, the likelihood of the loan migrating to over 90 days past due is also taken into account when determining the specific ALL allocation for these particular loans. Large groups of smaller balance homogeneous loans, such as non-TDR commercial, consumer and residential real estate loans, are collectively evaluated for ALL purposes, and accordingly, are not separately identified for ALL disclosures.

Loans Acquired through Business Combination with Deteriorated Credit Quality - Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-30, "Loan and Debt Securities Acquired with Deteriorated Credit Quality", applies to loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that we will be unable to collect all contractually required payments receivable. In accordance with this guidance, these loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable" yield, is recognized as interest income over the life of the loans using a method that approximates the level-yield method. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected to be collected at acquisition, or the “nonaccretable" yield, are not recognized as a yield adjustment, a loss accrual, or a valuation allowance. Non-accretable yield represents estimated future credit losses expected to be incurred over the life of the loan. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through reclassification from non-accretable discount to accretable discount and adjustment of the yield on the loan into interest income over its remaining life. Decreases in expected cash flows are recognized as impairments through ALL. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.
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
FHLB stock is evaluated quarterly for impairment. Quarterly cash dividends are paid on FHLB stock owned by members as a condition for required membership and also paid on stock owned based on activity.

The following table presents the membership and activity stock quarterly cash dividend annualized rates paid during fiscal 2016:

	Annualized Dividend Rate
Quarterly Dividend Payment Date	Membership Stock	Activity Stock
November 2015	0.50%	2.50%
February 2016	0.60%	2.60%
May 2016	0.60%	2.80%
August 2016	0.60%	2.80%
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
Foreclosed and Repossessed Assets, net – Assets acquired through foreclosure or repossession are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed and are included in non-interest expense, other in the Consolidated Statements of Operations.

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

The following table provides changes in goodwill from September 30, 2015 through September 30, 2016:

Balance at beginning of period	$—
Select loans and deposit purchase from Central Bank (See Note 3)	435
CBN acquisition (See Note 3)	4,228
Valuation allowance	—
Balance at end of period	$4,663

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
Intangible Assets—Intangible assets consist of core deposit intangible assets arising from acquisitions. They were initially measured at fair value and amortized over their estimated useful lives, ranging from 7 to 15 years. The balances of core deposit intangible assets were $872 and $104 at September 30, 2016 and 2015, respectively. Amortization expense related to these core deposit intangible assets was $111 and $57 for the years ended September 30, 2016 and 2015, respectively. Accumulated amortization on core deposit intangible assets was $2,527 and $2,416, at September 30, 2016 and 2015, respectively.

Interest Bearing Deposits—Other interest bearing deposits are certificate of deposit investments made by the Bank with other financial institutions that are carried at cost and mature within two to three years. Balances over $250 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of September 30, 2016 and 2015, there were no uninsured deposits.
Advertising, Marketing and Public Relations Expense—The Company expenses all advertising, marketing and public relations costs as they are incurred. Total costs for the years ended September 30, 2016 and 2015 were $701 and $659, respectively.
Income Taxes – The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 15, "Income Taxes" for details on the Company’s income taxes.
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
Revenue Recognition - The Company recognizes revenue in the consolidated statements of operations as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes fees from brokerage and advisory service, deposit accounts, merchant services, ATM and debit card fees, mortgage banking activities, and other miscellaneous services and transactions.
Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company-put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.
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
Other Comprehensive Income —Accumulated and other comprehensive income or loss is comprised of the unrealized and realized gains and losses on securities available for sale and pension liability adjustments, net of tax, and is shown on the accompanying Consolidated Statements of Other Comprehensive Income.

Operating Segments—While our chief decision makers monitor the revenue streams of the various banking products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.
Bank Owned Life Insurance (BOLI) - The Bank invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of the policies. Income from the increase in cash surrender value of the policies as well as the receipt of death benefits is included in non-interest income on the consolidated statement of income.
Reclassifications – Certain items previously reported were reclassified for consistency with the current presentation.
Recent Accounting Standards - In August, 2016 the FASB issued Accounting Standards Update ("ASU") 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 is intended to provide specific guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, in order to reduce existing diversity in practice. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet evaluated the potential effects of adopting ASU 2016-15 on the Company’s consolidated results of operations, financial position or cash flows.

In June, 2016 the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the excepted credit losses on financial instruments and other commitments to extend credit. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has not yet evaluated the potential effects of adopting ASU 2016-13 on the Company’s consolidated results of operations, financial position or cash flows.

In May, 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 is intended to address certain specific issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition with respect to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” For public entities, ASU 2016-12 is effective on a retrospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company expects the adoption of ASU 2016-12 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.

In March, 2016, the FASB issued ASU 2016-09 - "Compensation-Stock Compensation” (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify certain areas of share-based payment transaction accounting, including the income tax consequences, equity or liability classification of certain share awards, and classification on the statement of cash flows. ASU 2016-09 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company expects the adoption of ASU 2016-09 to have no material effect on the Company's results of operations, financial position or cash flows.

In February, 2016, the FASB issued ASU 2016-02 - "Leases” (Topic 842). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company's results of operations, financial position or cash flows.

In January, 2016, the FASB issued ASU 2016-01 - "Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). ASU 2016-01 is intended to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public entities, ASU 2016-01 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted, except for certain provisions of ASU 2016-01, which are not applicable to the Company. The Company expects the adoption of ASU 2016-01 to have no material effect on the Company's results of operations, financial position or cash flows.

NOTE 2 – RESTATEMENT of PREVIOUSLY ISSUED FINANCIAL RESTATEMENTS

The Company has restated its consolidated financial statements as of and for the fiscal years ended September 30, 2015 and 2014. In addition, the Company has restated its quarterly Consolidated Statements of Operations and Balance Sheets

for each of the quarterly periods in the fiscal year ended September 30, 2015, and the first three quarters of the fiscal year ended September 30, 2016, as presented.

The restatements reflect adjustments to correct errors identified by management during the Company’s normal closing process, and in the course of the Company’s regularly scheduled audit. The restatements reflect adjustments to correct errors in certain of the Company’s period end expense accruals. The effect of the restatements on the Company’s Balance Sheets is not material, and the restatements have no effect on reported cash flow from operations. The nature and impact of these adjustments are described below and detailed in the tables below.

Overstatement of Expense Accruals

The prior period errors were discovered in connection with the annual audit of consolidated financial statements for the fiscal year ended September 30, 2016. Management determined that certain professional and other expense accrual items were overstated during the fiscal years ended September 30, 2014 and 2015 resulting in understatement of the Company's net income for the quarterly and annual periods ended September 30, 2014 and 2015. During the fiscal year ended September 30, 2016, management reversed these overstated accrued expenses which resulted in an overstatement of quarterly and annual net income for the year ended September 30, 2016. The cumulative effect of the net over-accrual of certain expense accruals over the restated periods resulted in an increase of pre-tax income of approximately $316 and $1,210 for the years ended September 30, 2015 and 2014, respectively, and after tax $192 and $726 respectively.

The cumulative impact of the above restatements as of September 30, 2015, is a $918 increase to retained earnings and consists of the following adjustments to the respective Statements of Operations:

	2015	2014
Salaries and related benefits expense	$24	$(217)
Advertising, marketing and public relations expense	89	(327)
Professional Services expense	(201)	(571)
Other expense	(228)	(95)
Total non-interest expense	(316)	(1,210)
Income before provision for income tax	316	1,210
Provision for income taxes	$124	$484
Net income attributable to common shareholders	192	726
Per share information:
Basic earnings	0.04	0.14
Diluted earnings	0.04	0.14

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2015 and September 30, 2014
(in thousands, except share data)

	As Previously Reported on Form 10-K September 30, 2015	Adjustments	As Restated September 30, 2015	As Previously Reported on Form 10-K September 30, 2014	Adjustments	As Restated September 30, 2014
Assets
Cash and cash equivalents	$23,872		$23,872	$11,434		$11,434
Other interest bearing deposits	2,992		2,992	245		245
Securities available for sale "AFS"	79,921		79,921	62,189		70,974
Securities held to maturity "HTM"	8,012		8,012	8,785		—
Non-marketable equity securities, at cost	4,626		4,626	5,515		5,515
Loans receivable	450,510		450,510	470,366		470,366
Allowance for loan losses	(6,496)		(6,496)	(6,506)		(6,506)
Loans receivable, net	444,014	—	444,014	463,860	—	463,860
Office properties and equipment, net	2,669		2,669	3,725		3,725
Accrued interest receivable	1,574		1,574	1,478		1,478
Intangible assets	104		104	161		161
Goodwill	—		—	—		—
Foreclosed and repossessed assets, net	902		902	1,050		1,050
Other assets	11,462		11,462	11,373		11,373
TOTAL ASSETS	$580,148	$—	$580,148	$569,815	$—	$569,815
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$456,298		456,298	$449,767		449,767
Federal Home Loan Bank advances	58,891		58,891	58,891		58,891
Other borrowings	—		—	—		—
Other liabilities	4,424	(918)	3,506	3,864	(726)	3,138
Total liabilities	519,613	(918)	518,695	512,522	(726)	511,796
Stockholders’ equity:
Common stock—$0.01 par value, authorized 30,000,000; 5,260,098 and 5,232,579 shares issued and outstanding, respectively	52		52	52		52
Additional paid-in capital	54,740		54,740	54,257		54,257
Retained earnings	6,245	918	7,163	4,049	726	4,775
Unearned deferred compensation	(288)		(288)	(223)		(223)
Accumulated other comprehensive loss	(214)		(214)	(842)		(842)
Total stockholders’ equity	60,535	918	61,453	57,293	726	58,019
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$580,148	$—	$580,148	$569,815	$—	$569,815

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
Years Ended 2015 and 2014
(in thousands, except per share data)

	As Previously Reported on Form 10-K Year Ended September 30, 2015	Adjustments	As Restated Year Ended September 30, 2015	As Previously Reported on Form 10-K Year Ended September 30, 2014	Adjustments	As Restated Year Ended September 30, 2014
Interest and dividend income:
Interest and fees on loans	$21,641		$21,641	$22,612		$22,612
Interest and dividends on investments	1,363		1,363	1,421		1,421
Total interest and dividend income	23,004	—	23,004	24,033	—	24,033
Interest expense:
Interest on deposits	3,808		3,808	3,615		3,615
Interest on FHLB borrowed funds	630		630	660		660
Interest on other borrowed funds	—		—			—
Total interest expense	4,438	—	4,438	4,275	—	4,275
Net interest income before provision for loan losses	18,566		18,566	19,758	—	19,758
Provision for loan losses	656		656	1,910		1,910
Net interest income after provision for loan losses	17,910	—	17,910	17,848	—	17,848
Non-interest income:
Total fair value adjustments and other-than-temporary impairment	—		—	(78)		(78)
Net gains (losses) on sale of available for sale securities	60		60	(168)		(168)
Service charges on deposit accounts	1,715		1,715	1,964		1,964
Loan fees and service charges	1,291		1,291	904		904
Other	847		847	794		794
Total non-interest income	3,913	—	3,913	3,416	—	3,416
Non-interest expense:
Salaries and related benefits	8,643	24	8,667	9,287	(217)	9,070
Occupancy	2,872		2,872	2,631		2,631
Office	1,105		1,105	1,499		1,499
Data processing	1,590		1,590	1,531		1,531
Amortization of core deposit intangible	57		57	57		57
Advertising, marketing and public relations	570	89	659	370	(327)	43
FDIC premium assessment	390		390	409		409
Professional services	1,088	(201)	887	552	(571)	(19)
Other	1,404	(228)	1,176	2,098	(95)	2,003
Total non-interest expense	17,719	(316)	17,403	18,434	(1,210)	17,224
Income before provision for income tax	4,104	316	4,420	2,830	1,210	4,040
Provision for income taxes	1,490	124	1,614	1,047	484	1,531
Net income attributable to common stockholders	$2,614	$192	$2,806	$1,783	$726	$2,509
Per share information:
Basic earnings	$0.50	$0.04	$0.54	$0.35	$0.14	$0.49
Diluted earnings	$0.50	$0.04	$0.54	$0.34	$0.14	$0.48
Cash dividends paid	$0.08	$—	$0.08	$0.04	$—	$0.04

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended 2015 and 2014
(in thousands, except per share data)

	As Previously Reported on Form 10-K Year Ended September 30, 2015	Adjustments	As Restated Year Ended September 30, 2015	As Previously Reported on Form 10-K Year Ended September 30, 2014	Adjustments	As Restated Year Ended September 30, 2014
Cash flows from operating activities:
Net income attributable to common stockholders	$2,614	$192	$2,806	$1,783	$726	$2,509
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	910		910	1,024		1,024
Depreciation	1,382		1,382	1,116		1,116
Provision for loan losses	656		656	1,910		1,910
Net realized gain on sale of securities	(60)		(60)	168		168
Other-than-temporary impairment on mortgage-backed securities	—		—	78		78
Amortization of core deposit intangible	57		57	57		57
Amortization of restricted stock	96		96	66		66
Stock based compensation expense	59		59	43		43
Loss on sale of office properties	8		8	323		323
Provision (benefit) for deferred income taxes	(471)	330	(141)	943	69	1,012
Net (gains) losses from disposals of foreclosed and repossessed assets	31		31	(71)		(71)
Provision for valuation allowance on foreclosed properties	57		57	74		74
Increase in accrued interest receivable and other assets	(130)	(330)	(460)	(604)	(69)	(673)
(Decrease) increase in other liabilities	568	(192)	376	926	(726)	200
Total adjustments	3,163	(192)	2,971	6,053	(726)	5,327
Net cash provided by operating activities	5,777	—	5,777	7,836	—	7,836
Cash flows from investing activities:
Purchase of investment securities	(54,232)		(54,232)	(20,506)		(20,506)
Purchase of bank owned life insurance	—		—	(3,000)		(3,000)
Net decrease (increase) in interest-bearing deposits	(2,747)		(2,747)	1,743		1,743
Proceeds from sale of securities available for sale	29,285		29,285	23,491		23,491
Principal payments on investment securities	8,171		8,171	6,892		6,892
Proceeds from sale of non-marketable equity securities	889		889	—		—
Purchase of Federal Reserve Bank (FRB) stock	—		—	(2,215)		(2,215)
Proceeds from sale of foreclosed properties	1,323		1,323	2,342		2,342
Net decrease in loans	17,927		17,927	(33,455)		(33,455)
Net capital expenditures	(331)		(331)	(485)		(485)
Net cash received in business combinations	—		—	159		159
Net cash provided by investing activities	285	—	285	(25,034)	—	(25,034)

Cash flows from financing activities:
Net increase in Federal Home Loan Bank advances	—		—	8,891		8,891
Net (decrease) increase in deposits	6,531		6,531	2,369		2,369
Surrender of restricted shares of common stock	(36)		(36)	(22)		(22)
Exercise of common stock options	299		299	—		—
Cash dividends paid	(418)		(418)	(207)		(207)
Net cash (used in) provided by financing activities	6,376	—	6,376	11,031	—	11,031
Net (decrease) increase in cash and cash equivalents	12,438	—	12,438	(6,167)	—	(6,167)
Cash and cash equivalents at beginning of period	11,434		11,434	17,601		17,601
Cash and cash equivalents at end of period	$23,872	$—	$23,872	$11,434	$—	$11,434

NOTE 3 – ACQUISITIONS

On May 16, 2016, the Company completed the acquisition through merger of CBN, with the Bank surviving the merger. The Merger was consummated pursuant to the terms of the Merger Agreement, dated February 10, 2016, and as amended on May 13, 2016. The Merger expands our presence in our Rice Lake, Wisconsin market with five additional branches.

Under the terms of the Merger Agreement, the total purchase price paid in a combination of cash and debt issued by the Company was $17,447, which represented a $16,762 book value of CBN as of April 30, 2016, less a capital dividend of $4,342 declared by CBN, plus a $5,000 fixed premium and daily interest through May 16, 2016 in the amount of $27. The Merger added $167,469 in assets, $111,740 in loans, $151,020 in deposits, $4,228 in goodwill, and $607 in a core deposit intangible. Acquisition costs consisting of accounting, legal and other professional fees were approximately $701 through September 30, 2016 and were accrued for in non-interest expense.

The following is a reconciliation of consideration paid, net assets acquired, net of fair value adjustments, and goodwill resulting from the acquisition of CBN as of the acquisition date:

	(Dollars in thousands)
Consideration paid:
Debt issued by buyer	$11,000
Cash paid by buyer	6,447
Total consideration paid for CBN	$17,447

CBN's net assets at fair value:
CBN net assets acquired	$12,510
Adjustments to reflect assets and liabilities acquired at fair value:
Investment securities discount/premium, net	(108)	(2)
Performing loans	(203)	(3)
Nonperforming loans	(1,706)	(3)
Allowance for loan losses	1,832	(3)
Property and equipment, net	88	(4)
REO property	(43)	(6)
Bank owned life insurance investment	(40)	(7)
Deposits	282	(8)
Core deposit intangible	607	(5)
Total identifiable net assets	$13,219

Total goodwill	$4,228	(9)

The acquisition of the net assets of CBN constitutes a business combination as defined by FASB ASC Topic 805, "Business Combinations." Accordingly, the assets acquired and liabilities assumed are presented at their fair values at acquisition date. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates regarding discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change for a period up to 12 months after the acquisition date. The following schedule is a breakdown of the assets acquired, liabilities assumed, related fair value adjustments, and resulting goodwill:

	Community Bank of Northern Wisconsin	Fair Value Adjustments		Fair Value
Assets	(Dollars in thousands)
Cash and cash equivalents	$28,104	$—		$28,104
Other interest bearing deposits	5,000	(6)	(2)	4,994
Investment securities	16,825	(102)	(2)	16,723
Federal Home Loan Bank stock	405	—		405
Loans receivable	113,649	(1,909)	(3)	111,740
Allowance for loan losses	(1,832)	1,832	(3)	—
Loans receivable, net	111,817	(77)		111,740
Office properties and equipment, net	2,741	88	(4)	2,829
Accrued interest receivable	540	—		540
Intangible assets	—	607	(5)	607
Foreclosed and repossessed assets, net	265	(43)	(6)	222
Other assets	1,345	(40)	(7)	1,305
TOTAL ASSETS	$167,042	$427		$167,469

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$151,302	$(282)	(8)	$151,020
Federal Home Loan Bank advances	3,000	—		3,000
Other liabilities	230	—		230
Total liabilities	154,532	(282)		154,250
Stockholders’ equity:
Common stock	—	—		—
Additional paid-in capital	12,510	(12,510)	(9)	—
Retained earnings	—	—		—
Unearned deferred compensation	—	—		—
Accumulated other comprehensive loss	—	—		—
Total stockholders’ equity	12,510	(12,510)		—
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,042	$(12,792)		$154,250
Total identifiable net assets acquired				13,219
Purchase price				17,447
Goodwill recognized				$4,228

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

We evaluated $109,202 of loans purchased in conjunction with the acquisition in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, and those loans were recorded with a $203 discount, included in fair value adjustment (3) above. As a result, the fair value discount on these loans is being accreted into interest income over the weighted average life of the loans, using a constant yield method. The remaining $4,447 of loans evaluated were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $1,706 discount, which is included in fair value adjustment (3) above. These purchased credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows.

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

Foreclosed and repossessed assets-The carrying amount of these acquired assets were deemed to be a reasonable estimate of their fair value at the date of acquisition except for one purchased credit impaired loan in the amount of $91 that was transferred to real estate owned on May 16, 2016. This purchased credit impaired loan was considered within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and was recorded with a $43 discount, which is included in fair value adjustment (6) above.

Other assets- The carrying amount of these acquired assets were deemed to be a reasonable estimate of their fair value at the date of acquisition, except for two BOLI investment policies acquired with surrender charges. These BOLI policies were recorded with a $40 discount, which is included in fair value adjustment (7) above.

Deposits-The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates. The Company determined that the fair value of fixed rate certificate deposits exceeded book value by $282; fair value adjustment (8) above. This fair value adjustment will be amortized over the weighted average life of these deposits, which is estimated to be 17 months.

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

Stockholders' equity-All equity of the acquired CBN entity was eliminated as a result of the acquisition; fair value adjustment (9) above.

The following unaudited pro forma condensed financial information presents our results of operations, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period presented:

	Citizens Community Bancorp, Inc. Year Ended 09/30/2015 (As Restated)	Community Bank of Northern Wisconsin Year Ended 12/31/2015	Pro Forma Adjustments		Pro Forma Combined
Interest and dividend income:
Interest and fees on loans	$21,641	$5,698	$34	(3)	$27,373
Interest and dividends on investments	1,363	469	—		1,832
Total interest and dividend income	23,004	6,167	34		29,205
Interest expense:
Interest on deposits	3,808	956	199	(6)	4,963
Interest on borrowed funds	630	31	367	(1)	1,028
Total interest expense	4,438	987	566		5,991
Net interest income before provision for loan losses	18,566	5,180	(532)		23,214
Provision for loan losses	656	84	—		740
Net interest income after provision for loan losses	17,910	5,096	(532)		22,474
Non-interest income	3,913	463	—		4,376
Non-interest expense	17,403	4,123	91	(4) (5)	21,617
Income before provision for income tax	4,420	1,436	(623)		5,233
Provision for income taxes	1,614	18	—		1,632
Net income attributable to common stockholders	$2,806	$1,418	$(623)		$3,601

Per share information:
Basic earnings	$0.54				$0.69
Diluted earnings	$0.54				$0.69
The following is a description of the methods used to determine the pro forma adjustments presented above:
(1) Annual interest expense of $367; represents interest on debt incurred to partially fund the acquisition of CBN. Interest expense was based on $11,000 borrowings at an annual interest rate of 3.3366%, which represents the interest rate at the time of the acquisition.
Pro forma adjustments to non-interest expense consist of the following:
(3) Fair value adjustment to performing loans of $203, amortized over 72 months; the weighted average remaining life of the loans, or ($34) annually.
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

Selectively purchased loans and deposits - Central Bank - In February 2016, the Bank selectively purchased loans and deposit from Central Bank in Rice Lake and Barron, Wisconsin. The fair value of the acquired assets totaled $17,323, including $10,001 in cash, $16,363 in loans and $786 in fixed and other assets. The Bank also assumed $27,131 in deposits, for which it paid a deposit premium of $707, as part of the transaction. The assets and liabilities relating to these selectively purchased loans and deposits were recorded on the Bank’s balance sheet at their preliminary fair values as of February 5, 2016 and the related results of operations for these branches have been included in the Company's consolidated statement of comprehensive income since that date. Based on the purchase price allocation, the Corporation recorded $435 in goodwill and $272  in core deposit intangibles. These fair value amounts are based on third party valuations. The goodwill for this transaction is deductible for income tax purposes.
NOTE 4 – FAIR VALUE ACCOUNTING
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
Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of September 30, 2016 and 2015.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Investment securities:
U.S. government agency obligations	$16,407	$—	$16,407	$—
Obligations of states and political
subdivisions	34,012	—	34,012	—
Mortgage-backed securities	29,247	—	29,247	—
Federal Agricultural Mortgage Corporation	81	—	81	—
Trust Preferred Securities	376	—	—	376
Total	$80,123	$—	$79,747	$376
September 30, 2015
Investment securities:
U.S. government agency obligations	$15,020	$—	$15,020	$—
Obligations of states and political
subdivisions	27,407	—	27,407	—
Mortgage-backed securities	37,440	—	37,440	—
Federal Agricultural Mortgage Corporation	54	—	54	—
Total	$79,921	$—	$79,921	$—

The following table presents additional information about the security available for sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended September 30, 2016 and 2015:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available for sale	2016	2015
Balance, beginning of year	$—	$—
Payments received	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	—	—
Transfers in and/or out of Level 3	376	—
Balance, end of year	$376	$—
There were no transfers in or out of Level 1 and Level 2 fair value measurements during the years ended September 30, 2016 and 2015. The trust preferred security discussed below, which was obtained as part of the CBN acquisition, is the only transfer into or out of Level 3 during the same periods. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended September 30, 2016 and 2015, respectively.
The Level 3 securities consists of one private placement collateralized debt obligation security, backed by trust preferred securities. The market for this security at September 30, 2016 was not active, and markets for similar securities was equally inactive. The new issue market is also inactive and there are currently very few market participants willing or able to transact for these securities.
The Company utilized an independent third party to value the Level 3 security using a discounted cash flow analysis. The estimated cash flows are based on specific assumptions about defaults, deferrals and prepayments of the underlying trust preferred securities.
Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of September 30, 2016 and 2015:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Foreclosed and repossessed assets, net	$776	$—	$—	$776
Impaired loans with allocated allowances	2,412	—	—	2,412
Total	$3,188	$—	$—	$3,188
September 30, 2015
Foreclosed and repossessed assets, net	$902	$—	$—	$902
Impaired loans with allocated allowances	2,349	—	—	2,349
Total	$3,251	$—	$—	$3,251
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
September 30, 2016.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
September 30, 2016
Foreclosed and repossessed assets, net	$776	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,412	Appraisal value	Estimated costs to sell	10 - 15%
September 30, 2015
Foreclosed and repossessed assets, net	$902	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,349	Appraisal value	Estimated costs to sell	10 - 15%

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
Cash and Cash Equivalents (carried at cost)
Due to their short-term nature, the carrying amounts of cash and cash equivalents are considered to be a reasonable estimate of fair value and represents a level 1 measurement.
Other Interest Bearing Deposits (carried at cost)
Fair value of interest bearing deposits is estimated using a discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and represents a level 3 measurement.
Non-marketable Equity Securities, (carried at cost)
Non-marketable equity securities are comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock carried at cost, which are their redeemable fair value since the market for each category of this stock is restricted and represents a level 1 measurement.
Loans Receivable, net (carried at cost)
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN acquisition approximates the fair value of the loans at September 30, 2016. The fair value of loans is considered to be a level 3 measurement.
Impaired Loans (carried at fair value)

Impaired loans are loans in which the Company has measured impairment, generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Foreclosed Assets (carried at fair value)
Foreclosed assets are the only non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less cost to sell. At foreclosure or repossession, if the fair value, less estimated costs to sell, of the collateral acquired (real estate, vehicles, equipment) is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held-for-sale is estimated using Level 3 inputs based on observable market data.
Accrued Interest Receivable and Payable (carried at cost)
Due to their short-term nature, the carrying amounts of accrued interest receivable and payable are considered to be a reasonable estimate of fair value and represents a level 1 measurement.
Deposits (carried at cost)
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of fixed rate certificate accounts acquired through the CBN acquisition approximates the fair value of the loans at September 30, 2016 and represents a level 3 measurement.
Federal Home Loan Bank Advances (carried at cost)
The fair value of long-term borrowed funds is estimated using discounted cash flows based on the Bank’s current incremental borrowing rates for similar borrowing arrangements. The carrying value of short-term borrowed funds approximates their fair value and represents a level 2 measurement.
Off-Balance-Sheet Instruments (disclosed at cost)
The fair value of off-balance sheet commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the customers. Since this amount is immaterial to the Company’s consolidated financial statements, no amount for fair value is presented.

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company's financial instruments as of the dates indicated below were as follows:

		September 30, 2016		September 30, 2015
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$10,046	$10,046	$23,872	$23,872
Interest-bearing deposits	(Level I)	745	760	2,992	3,022
Securities available for sale "AFS"	See above	80,123	80,123	79,921	79,921
Securities held to maturity "HTM"	(Level II)	6,669	6,944	8,012	8,219
Non-marketable equity securities, at cost	(Level II)	5,034	5,034	4,626	4,626
Loans receivable, net	(Level III)	568,371	585,679	444,014	462,227
Accrued interest receivable	(Level I)	2,032	2,032	1,574	1,574
Financial liabilities:
Deposits	(Level III)	$557,677	$561,919	$456,298	$460,450
FHLB advances	(Level III)	59,291	59,557	58,891	59,357
Other borrowings	(Level I)	11,000	11,000	—	—
Other liabilities	(Level I)	3,353	3,353	3,505	3,505
Accrued interest payable	(Level I)	122	122	18	18

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS
Loans by classes within portfolio segments as of September 30, 2016 and 2015, respectively, were as follows:

	September 30, 2016	September 30, 2015
Originated Loans:
Residential real estate:
One to four family	$160,961	$181,205
Commercial/Agricultural real estate:
Commercial real estate	58,768	39,882
Agricultural real estate	3,418	2,415
Multi-family real estate	18,935	14,869
Construction and land development	12,977	6,099
Consumer non-real estate:
Originated indirect paper	119,073	130,993
Purchased indirect paper	49,221	39,705
Other Consumer	18,926	22,902
Commercial/Agricultural non-real estate:
Commercial non-real estate	17,969	6,292
Agricultural non-real estate	9,994	3,718
Total originated loans	$470,242	$448,080
Acquired Loans:
Residential real estate:
One to four family	$26,777	$—
Commercial/Agricultural real estate:
Commercial real estate	30,172	—
Agricultural real estate	24,780	—
Multi-family real estate	200	—
Construction and land development	3,603	—
Consumer non-real estate:
Other Consumer	789	—
Commercial/Agricultural non-real estate:
Commercial non-real estate	13,032	—
Agricultural non-real estate	4,653	—
Total acquired loans	$104,006	$—
Total Loans:
Residential real estate:
One to four family	$187,738	$181,205
Commercial/Agricultural real estate:
Commercial real estate	88,940	39,882
Agricultural real estate	28,198	2,415
Multi-family real estate	19,135	14,869
Construction and land development	16,580	6,099
Consumer non-real estate:
Originated indirect paper	119,073	130,993
Purchased indirect paper	49,221	39,705
Other Consumer	19,715	22,902
Commercial/Agricultural non-real estate:
Commercial non-real estate	31,001	6,292
Agricultural non-real estate	14,647	3,718
Gross loans	$574,248	$448,080
Less:
Net deferred loan costs (fees)	191	2,430
Allowance for loan losses	(6,068)	(6,496)
Loans receivable, net	$568,371	$444,014

Portfolio Segments:
Residential real estate loans are collateralized by primary and secondary positions on real estate and are underwritten primarily based on borrower's documented income, credit scores, and collateral values. Under consumer home equity loan guidelines, the borrower will be approved for a loan based on a percentage of their home's appraised value less the balance owed on the existing first mortgage. Credit risk is minimized within the residential real estate portfolio as relatively small loan amounts are spread across many individual borrowers. Management evaluates trends in past due loans and current economic factors such as the housing price index on a regular basis.
Commercial and agricultural real estate loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business. Management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The level of owner-occupied property versus non-owner-occupied property are tracked and monitored on a regular basis. Agricultural real estate loans are primarily comprised of loans for the purchase of farmland. Loan-to-value ratios on loans secured by farmland generally do not exceed 75%.
Land development loans are underwritten using feasibility studies, independent appraisal reviews and financial analysis of the developers or property owners. Commercial construction loans are based upon estimates of cost and value of the completed project. Commercial construction loans often involve the disbursement of substantial funds with the repayment dependent on the success of the ultimate project. Sources of repayment for these loans may be the sale of the developed property or increased cash flow as a result of business expansion.
Consumer non-real estate loans are comprised of originated indirect paper loans secured primarily by boats and recreational vehicles, purchased indirect paper loans secured primarily by household goods and other consumer loans secured primarily by automobiles and other personal assets. Consumer loans underwriting terms often depend on the collateral type, debt to income ratio and the borrower's creditworthiness as evidenced by their credit score. Collateral value alone may not provide an adequate source of repayment of the outstanding loan balance in the event of a consumer non-real estate default. This shortage is a result of the greater likelihood of damage, loss and depreciation for consumer based collateral..
Commercial non-real estate loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. Agricultural non-real estate loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. Agricultural loans carry significant credit risks as they may involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. Farming operations may be affected by adverse weather conditions such as drought, hail or floods that can severely limit crop yields.

Below is a breakdown of loans by risk rating as of September 30, 2016:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$159,244	$—	$1,632	$—	$85	$160,961
Commercial/Agricultural real estate:
Commercial real estate	58,768	—	—	—	—	58,768
Agricultural real estate	3,418	—	—	—	—	3,418
Multi-family real estate	18,935	—	—	—	—	18,935
Construction and land development	12,977	—	—	—	—	12,977
Consumer non-real estate:
Originated indirect paper	118,809	10	254	—	—	119,073
Purchased indirect paper	49,221	—	—	—	—	49,221
Other Consumer	18,889	—	37	—	—	18,926
Commercial/Agricultural non-real estate:
Commercial non-real estate	17,790	—	179	—	—	17,969
Agricultural non-real estate	9,994	—	—	—	—	9,994
Total originated loans	$468,045	$10	$2,102	$—	$85	$470,242
Acquired Loans:
Residential real estate:
One to four family	$25,613	$603	$561	$—	$—	$26,777
Commercial/Agricultural real estate:
Commercial real estate	29,607	167	398	—	—	30,172
Agricultural real estate	21,922	11	2,847	—	—	24,780
Multi-family real estate	200	—	—	—	—	200
Construction and land development	3,487	—	116	—	—	3,603
Consumer non-real estate:
Other Consumer	746	11	32	—	—	789
Commercial/Agricultural non-real estate:
Commercial non-real estate	13,010	11	11	—	—	13,032
Agricultural non-real estate	4,546	7	100	—	—	4,653
Total acquired loans	$99,131	$810	$4,065	$—	$—	$104,006
Total Loans:
Residential real estate:
One to four family	$184,857	$603	$2,193	$—	$85	$187,738
Commercial/Agricultural real estate:
Commercial real estate	88,375	167	398	—	—	88,940
Agricultural real estate	25,340	11	2,847	—	—	28,198
Multi-family real estate	19,135	—	—	—	—	19,135
Construction and land development	16,464	—	116	—	—	16,580
Consumer non-real estate:
Originated indirect paper	118,809	10	254	—	—	119,073
Purchased indirect paper	49,221	—	—	—	—	49,221
Other Consumer	19,635	11	69	—	—	19,715
Commercial/Agricultural non-real estate:
Commercial non-real estate	30,800	11	190	—	—	31,001
Agricultural non-real estate	14,540	7	100	—	—	14,647
Gross loans	$567,176	$820	$6,167	$—	$85	$574,248
Less:
Net deferred loan costs (fees)						191
Allowance for loan losses						(6,068)
Loans receivable, net						$568,371

Below is a breakdown of loans by risk rating as of September 30, 2015:

	1 to 5	6	7	8	9	TOTAL
Residential real estate:
One to four family	$179,945	$—	$1,260	$—	$—	$181,205
Commercial/Agricultural real estate:
Commercial real estate	39,882	—	—	—	—	39,882
Agricultural real estate	2,415	—	—	—	—	2,415
Multi-family real estate	14,869	—	—	—	—	14,869
Construction and land development	6,099	—	—	—	—	6,099
Consumer non-real estate:
Originated indirect paper	130,701	—	285	—	7	130,993
Purchased indirect paper	39,527	—	178	—	—	39,705
Other Consumer	22,817	—	85	—	—	22,902
Commercial/Agricultural non-real estate:
Commercial non-real estate	6,292	—	—	—	—	6,292
Agricultural non-real estate	3,718	—	—	—	—	3,718
Gross loans	$446,265	$—	$1,808	$—	$7	$448,080
Less:
Net deferred loan costs (fees)						2,430
Allowance for loan losses						(6,496)
Loans receivable, net						$444,014

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

Certain directors and executive officers of the Company and the Bank are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2016 and 2015. A summary of the changes in those loans during the last two fiscal years is as follows:

	September 30,
	2016	2015
Balance—beginning of year	$232	$129
New loan originations	1	137
Repayments	(12)	(34)
Balance—end of year	$221	$232
Available and unused lines of credit	$18	$18
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

Changes in the ALL by loan type for the periods presented below were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2016:
Allowance for Loan Losses:
Beginning balance, October 1, 2015	$2,364	$989	$1,620	$1,271	$252	$6,496
Charge-offs	(140)		(460)	(118)	—	(718)
Recoveries	11	—	204	—	—	215
Provision	30	10	35	—	—	75
Allowance allocation adjustment	(226)	884	67	(501)	(224)	—
Total Allowance on originated loans	$2,039	$1,883	$1,466	$652	$28	$6,068
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, September 30, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Allowance for Loan Losses at September 30, 2016:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$503	$—	$85	$40	$—	$628
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,536	$1,883	$1,381	$612	$28	$5,440
Loans Receivable as of September 30, 2016:						—
Ending balance of originated loans	$160,655	$92,374	$189,441	$27,963	$—	$470,433
Ending balance of purchased credit-impaired loans	577	2,309	4	897	—	3,787
Ending balance of other acquired loans	26,200	56,446	785	16,788		100,219
Ending balance of loans	$187,432	$151,129	$190,230	$45,648	$—	$574,439
Ending balance: individually evaluated for impairment	$4,640	$—	$578	$179	$—	$5,397
Ending balance: collectively evaluated for impairment	$182,792	$151,129	$189,652	$45,469	$—	$569,042

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year ended September 30, 2015
Allowance for Loan Losses:
Beginning balance, October 1, 2014	$2,759	$—	$3,747	$—	$—	$6,506
Charge-offs	(405)	—	(601)	—	—	(1,006)
Recoveries	69	—	271	—	—	340
Provision	382	16	258	—	—	656
Allowance allocation adjustment	(441)	973	(2,055)	1,271	252	—
Ending balance, September 30, 2015	$2,364	$989	$1,620	$1,271	$252	$6,496
Allowance for Loan Losses at September 30, 2015:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$463	$—	$119	$—	$—	$582
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,901	$989	$1,501	$1,271	$252	$5,914
Loans Receivable as of September 30, 2015:
Ending balance	$180,693	$63,266	$196,541	$10,010	$—	$450,510
Ending balance: individually evaluated for impairment	$4,466	$—	$848	$—	$—	$5,314
Ending balance: collectively evaluated for impairment	$176,227	$63,266	$195,693	$10,010	$—	$445,196
The Bank has originated substantially all loans currently recorded on the Company’s accompanying Consolidated Balance Sheet, except as noted below.
In February 2016, the Bank selectively purchased loans from Central Bank in Rice Lake and Barron, Wisconsin in the amount of $16,363. In May 2016, the Bank acquired loans from Community Bank of Northern Wisconsin, headquartered in Rice Lake, Wisconsin totaling $111,740.
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a Board of Director determinant was originally established to limit the purchase of these consumer loans under this arrangement to a maximum of $40,000 and a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. During the first quarter of fiscal 2015, the Board of Directors increased the limit of these purchased consumer loans to a maximum of $50,000. As of September 30, 2016, the balance of the consumer loans purchased was $49,221 compared to $39,705 as of September 30, 2015. As of September 30, 2016, purchases from this third party have been suspended as we review procedures and documentation requirements on any future purchases.The balance in the cash reserve account has reached the maximum allowed balance of $1,000, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, none of the purchased loans have been charged off or have experienced losses.
The weighted average rate earned on these purchased consumer loans was 4.24% as of September 30, 2016. From March 2014 through December 2015, the rate earned for all new loan originations of these purchased consumer loans was 4.00%. As of January 2016, new loans purchased are at an interest rate of 4.25% due to the increase in the Prime Rate.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Residential Real Estate		Commercial/Agriculture Real Estate Loans		Consumer non-Real Estate		Commercial/Agriculture non-Real Estate		Totals
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Performing loans
Performing TDR loans	$3,955	$3,206	$1,378	$—	$288	$472	$1,478	$—	$7,099	$3,678
Performing loans other	181,734	176,650	148,803	63,266	189,641	195,685	43,892	10,010	564,070	445,611
Total performing loans	185,689	179,856	150,181	63,266	189,929	196,157	45,370	10,010	571,169	449,289

Nonperforming loans (1)
Nonperforming TDR loans	516	273	948	—	43	59	99	—	1,606	332
Nonperforming loans other	1,227	564	—	—	258	325	179	—	1,664	889
Total nonperforming loans	1,743	837	948	—	301	384	278	—	3,270	1,221
Total loans	$187,432	$180,693	$151,129	$63,266	$190,230	$196,541	$45,648	$10,010	$574,439	$450,510

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s consumer real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of September 30, 2016 and 2015, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
September 30, 2016
Residential real estate:
One to four family	$1,062	$892	$1,238	$3,192	$184,546	$187,738	$1,595	$123
Commercial/Agricultural real estate:
Commercial real estate	33	83	367	483	88,457	88,940	483	—
Agricultural real estate	—	—	623	623	27,575	28,198	623	—
Multi-family real estate	—	—	—	—	19,135	19,135	—	—
Construction and land development	27	—	35	62	16,518	16,580	—	—
Consumer non-real estate:
Originated indirect paper	204	30	122	356	118,717	119,073	158	53
Purchased indirect paper	338	286	199	823	48,398	49,221	—	199
Other Consumer	104	16	34	154	19,561	19,715	54	5
Commercial/Agricultural non-real estate:
Commercial non-real estate	9	2	155	166	30,835	31,001	188	—
Agricultural non-real estate	—	60	90	150	14,497	14,647	90	—
Total	$1,777	$1,369	$2,863	$6,009	$568,239	$574,248	$3,191	$380
September 30, 2015
Residential real estate:
One to four family	$555	$500	$387	$1,442	$179,764	$181,206	$592	$244
Commercial/Agricultural real estate:
Commercial real estate	—	—	—	—	39,883	39,883	—	—
Agricultural real estate	—	—	—	—	2,415	2,415	—	—
Multi-family real estate	—	—	—	—	14,869	14,869	—	—
Construction and land development	—	—	—	—	6,099	6,099	—	—
Consumer non-real estate:
Originated indirect paper	321	47	120	488	130,505	130,993	113	47
Purchased indirect paper	238	189	177	604	39,101	39,705	—	177
Other Consumer	65	18	15	98	22,802	22,900	43	5
Commercial/Agricultural non-real estate:
Commercial non-real estate	—	—	—	—	6,292	6,292	—	—
Agricultural non-real estate	—	—	—	—	3,718	3,718	—	—
Total	$1,179	$754	$699	$2,632	$445,448	$448,080	$748	$473

At September 30, 2016, the Company has identified $3,733 of originated, $4,972 acquired TDR loans and $1,664 of substandard loans as impaired, totaling $10,369, which includes $3,218 of performing originated, and $3,881 performing acquired TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of September 30, 2016 and September 30, 2015 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2016
With No Related Allowance Recorded:
Residential real estate	$3,807	$3,807	$—	$3,817	$132
Commercial/agriculture real estate	2,326	2,326	—	2,326	27
Consumer non-real estate	247	247	—	451	36
Commercial/agricultural non-real estate	1,577	1,577	—	1,577	42
Total	$7,957	$7,957	$—	$8,171	$237
With An Allowance Recorded:
Residential real estate	$1,891	$1,891	$503	$1,808	$50
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	342	342	76	339	10
Commercial/agricultural non-real estate	179	179	27	36	1
Total	$2,412	$2,412	$606	$2,183	$61
2016 Totals:
Residential real estate	$5,698	$5,698	$503	$5,625	$182
Commercial/agriculture real estate	2,326	2,326	—	2,326	27
Consumer non-real estate	589	589	76	790	46
Commercial/agricultural non-real estate	1,756	1,756	27	1,613	43
Total	$10,369	$10,369	$606	$10,354	$298

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2015
With No Related Allowance Recorded:
Residential real estate	$2,494	$2,494	$—	$3,178	$136
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	471	471	—	485	35
Commercial/agricultural non-real estate	—	—	—	—	—
Total	$2,965	$2,965	$—	$3,663	$171
With An Allowance Recorded:
Residential real estate	$1,972	$1,972	$463	$2,220	$61
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	377	377	119	556	23
Commercial/agricultural non-real estate	—	—	—	—	—
Total	$2,349	$2,349	$582	$2,776	$84
2015 Totals:
Residential real estate	$4,466	$4,466	$463	$5,398	$197
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	848	848	119	1,041	58
Commercial/agricultural non-real estate	—	—	—	—	—
Total	$5,314	$5,314	$582	$6,439	$255
Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 3 delinquent TDRs, greater than 60 days past due, with a recorded investment of $226 at September 30, 2016, compared to 4 such loans with a recorded investment of $191 at September 30, 2015.
Following is a summary of TDR loans by accrual status as of September 30, 2016 and September 30, 2015. There were no TDR commitments or unused lines of credit as of September 30, 2016 and September 30, 2015.

	September 30,
	2016	2015
Troubled debt restructure loans:
Accrual status	$3,218	$3,678
Non-accrual status	515	332
Total	$3,733	$4,010

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the years ended September 30, 2016 and September 30, 2015:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
2016
TDRs:
Residential real estate	4	$37	$—	$359	$—	$396	$396	$74
Commercial/Agricultural real estate	—	—	—	—	—	—	—	—
Consumer non-real estate	3	—	—	21	—	21	21	—
Commercial/Agricultural non-real estate	—	—	—	—	—	—	—	—
Totals	7	$37	$—	$380	$—	$417	$417	$74

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
2015
TDRs
Residential real estate	7	$1,336	$—	$1,331	$812	$3,479	$3,479	$23
Commercial/Agricultural real estate	—	—	—	—	—	—	—	—
Consumer non-real estate	14	201	—	262	68	531	531	40
Commercial/Agricultural non-real estate	—	—	—	—	—	—	—	—
Totals	21	$1,537	$—	$1,593	$880	$4,010	$4,010	$63
A summary of loans by loan class modified in a troubled debt restructuring as of September 30, 2016 and September 30, 2015, and during each of the twelve months then ended, was as follows:

	September 30, 2016		September 30, 2015
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Originated loans:
Residential real estate	32	$3,413	34	$3,479
Commercial/Agricultural real estate	—	—	—	—
Consumer non-real estate	21	320	39	531
Commercial/Agricultural non-real estate	—	—	—	—
Total originated loans	53	$3,733	73	$4,010

The following table provides information related to restructured loans that were considered in default as of September 30, 2016 and September 30, 2015:

	September 30, 2016		September 30, 2015
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	9	$516	3	$273
Commercial/Agricultural real estate	6	948	—	—
Consumer non-real estate	4	43	5	59
Commercial/Agricultural non-real estate	2	99	—	—
Total troubled debt restructurings	21	$1,606	8	$332
Included above are eight TDR loans that became in default during the year ended September 30, 2016.

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

September 30, 2016
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	3,787
Carrying amount	2,255
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	100,219
Carrying amount	100,027
Total acquired loans
Outstanding balance	104,006
Carrying amount	102,282
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30:

May 16, 2016 to September 30, 2016
Balance at beginning of period	$—
Acquisitions	203
Reduction due to unexpected early payoffs	—
Reclass from non-accretable difference	—
Disposals/transfers	—
Accretion	(11)
Balance at end of period	$192
The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired) acquired from CBN:

	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Contractually required cash flows at acquisition	$3,698	$109,961	$113,659
Non-accretable difference (expected losses and foregone interest)	(1,749)	—	(1,749)
Cash flows expected to be collected at acquisition	1,949	109,961	111,910
Accretable yield	—	(203)	(203)
Basis in acquired loans at acquisition	$2,530	109,797	$112,327
Our analysis of the acquired impaired and non-impaired loan portfolio is ongoing and will be completed by December 31, 2016.

NOTE 6 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of September 30, 2016 and September 30, 2015, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
U.S. government agency obligations	$16,388	$48	$29	$16,407
Obligations of states and political subdivisions	33,405	630	23	34,012
Mortgage-backed securities	28,861	389	3	29,247
Federal Agricultural Mortgage Corporation	70	11	—	81
Trust preferred securities	376	—	—	376
Total available for sale securities	$79,100	$1,078	$55	$80,123

September 30, 2015
U.S. government agency obligations	$15,240	$—	$220	$15,020
Obligations of states and political subdivisions	27,573	81	247	27,407
Mortgage-backed securities	37,451	133	144	37,440
Federal Agricultural Mortgage Corporation	71	—	17	54
Total available for sale securities	$80,335	$214	$628	$79,921

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
Obligations of states and political subdivisions	$1,315	$20	$—	$1,335
Mortgage-backed securities	5,354	255	—	5,609
Total held to maturity securities	$6,669	$275	$—	$6,944
September 30, 2015
Obligations of states and political subdivisions	$1,319	$3	$4	$1,318
Mortgage-backed securities	6,693	208	—	6,901
Total held to maturity securities	$8,012	$211	$4	$8,219

The unrealized losses at September 30, 2016 in U.S. Government securities, state and municipal securities, and mortgage-backed securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and the Company will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.
At September 30, 2016, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $2,685 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of September 30, 2016, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2016, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $6,163 and mortgage-backed securities with a carrying value of $20,856 as collateral against specific municipal deposits.
The estimated fair value of securities at September 30, 2016, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$230	$230
Due after one year through five years	14,463	14,546
Due after five years through ten years	28,289	28,798
Due after ten years	36,118	36,549
Total available for sale securities	$79,100	$80,123

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,315	$1,335
Due after five years through ten years	1,504	1,559
Due after ten years	3,850	4,050
Total held to maturity securities	$6,669	$6,944

Securities with unrealized losses at September 30, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2016
U.S. government agency obligations	$4,039	$4	$2,494	$25	$6,533	$29
Obligations of states and political subdivisions	2,885	7	1,338	15	4,223	22
Mortgage-backed securities	1,385	1	1,137	3	2,522	4
Total	$8,309	$12	$4,969	$43	$13,278	$55
2015
U.S. government agency obligations	$4,960	$14	$10,060	$206	$15,020	$220
Obligations of states and political subdivisions	13,864	155	2,234	92	16,098	247
Mortgage-backed securities	22,018	93	3,590	51	25,608	144
Federal Agricultural Mortgage Corporation	—	—	54	17	54	17
Total	$40,842	$262	$15,938	$366	$56,780	$628

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2016
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
2015
Obligations of states and political subdivisions	$904	$4	$—	$—	$904	$4
Mortgage-backed securities	—	—	—	—	—	—
Total	$904	$4	$—	$—	$904	$4

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuer is assessed. Significant inputs used to measure the amount of other-than-temporary impairment related to credit loss include, but are not limited to; the Company's intent and ability to sell the debt security prior to recovery, that it is more likely than not that the Company will not sell the security prior to recovery, default and delinquency rates of the underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value of available for sale securities that are considered temporary are recorded as separate components of equity, net of tax. If the unrealized loss of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Non-credit components of the unrealized losses on available for sale securities will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

The Company holds one pooled trust preferred security as of September 30, 2016 that was acquired with the CBN acquisition. This security has an amortized cost and fair value of $376 and a par value of $500. This pooled trust preferred security is available-for-sale and carried at fair value.
NOTE 7—OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment at September 30 for each of the years shown below consisted of the following:

	2016	2015
Land	$1,130	$510
Buildings	4,409	2,338
Furniture, equipment, and vehicles	5,964	6,872
Subtotals	11,503	9,720
Less—Accumulated depreciation	(6,165)	(7,051)
Office properties and equipment—net	$5,338	$2,669
Depreciation expense was $1,071 and $1,382 for the years ended September 30, 2016 and 2015, respectively.
NOTE 8—INTANGIBLE ASSETS
Intangible assets consist of core deposit intangibles arising from various bank acquisitions. A summary of core deposit intangibles and related amortization for the periods shown below follows:

	2016	2015
Balance at beginning of year	$104	$161
Capitalized	879	—
Amortization	(111)	(57)
Balance at end of year	$872	$104

At September 30, 2016, the estimated future aggregate amortization expense for the core deposit intangibles is as follows:

2017	156
2018	141
2019	127
2020	126
2021	126
After 2021	196
Total	$872

NOTE 9—DEPOSITS
The following is a summary of deposits by type at September 30, 2016 and 2015, respectively:

	2016	2015
Non-interest bearing demand deposits	$45,408	$19,354
Interest bearing demand deposits	48,934	22,547
Savings accounts	52,153	29,395
Money market accounts	137,234	146,201
Certificate accounts	273,948	238,801
Total deposits	$557,677	$456,298
Brokered deposits included above:	$5,003	$22,773

At September 30, 2016, the scheduled maturities of time deposits were as follows:

2017	$141,397
2018	67,698
2019	36,014
2020	18,054
2021	10,785
After 2021	—
Total	$273,948
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at September 30, 2016 and 2015 amounted to $789 and $537, respectively.
NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at September 30, 2016 and 2015 is as follows:

		Weighted Average Rate		Weighted Average Rate
FHLB advances maturing during the fiscal year
Ended September 30,	2016		2015
2017	$45,461	0.86%	$49,061	0.92%
2018	6,100	2.24%	6,100	2.24%
2019	7,730	1.41%	3,730	1.87%
2020	—	—%	—	—%
Total FHLB advances fixed maturity	$59,291		$58,891
FHLB advances with amortizing principal	—	—%	—	—%
Total FHLB advances	$59,291		$58,891
FHLB irrevocable standby letters of credit	$10,560		$24,040
Total FHLB credit outstanding	$69,851		$82,931

Other borrowings maturing during the fiscal year Ended September 30, 2021	$11,000	3.44%	$—	—%
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances.
At September 30, 2016, the Bank’s available and unused portion of this borrowing arrangement was approximately $90,579, compared to $66,459 as of September 30, 2015.

Maximum month-end amounts outstanding under this borrowing agreement were $67,474 and $58,891 during the twelve months ended September 30, 2016 and 2015, respectively.
Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. These advances are secured by $206,743 of real estate mortgage loans.

On May 16, 2016, the Company entered into a Loan Agreement with First Tennessee Bank National
Association ("FTN") evidencing an $11,000 term loan maturing on May 15, 2021. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of Community Bank of Northern Wisconsin. The Loan bears interest based on LIBOR, and is payable in accordance with the terms and provisions of the term note.

On September 30, 2016, the Company entered into an Amended and Restated Loan Agreement with FTN whereby FTN extended a $3,000 revolving line of credit to the Company for the purpose of financing its previously announced stock repurchase program. At September 30, 2016, the available and unused portion of this borrowing arrangement was $3,000. Under the stock repurchase program, the Company may repurchase up to 525,200 shares of its common stock or approximately 10% of its current outstanding shares, from time to time through October 1, 2017. As of September 30, 2016, 0 shares have been repurchased.
NOTE 11—CAPITAL MATTERS
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Effective January 31, 2015, regulatory capital rules and ratios were revised according to the Basel III Risk Based Capital guidelines. At September 30, 2016, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2016 and 2015, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2016
Total capital (to risk weighted assets)	$72,345,000	14.1%	$41,189,000	> =	8.0%	$51,487,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	66,278,000	12.9%	30,892,000	> =	6.0%	41,189,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	66,278,000	12.9%	23,169,000	> =	4.5%	33,466,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	66,278,000	9.3%	28,428,000	> =	4.0%	35,535,000	> =	5.0%
As of September 30, 2015 (As Restated)
Total capital (to risk weighted assets)	$65,848,000	16.8%	$31,443,000	> =	8.0%	$39,304,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	60,915,000	15.5%	23,583,000	> =	6.0%	31,443,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	60,915,000	15.5%	17,687,000	> =	4.5%	25,548,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	60,915,000	10.6%	23,031,000	> =	4.0%	28,788,000	> =	5.0%

The Company's Tier 1 (leverage) and risk-based capital ratios at September 30, 2016 and 2015, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2016
Total capital (to risk weighted assets)	$64,811,000	12.6%	$41,189,000	> =	8.0%	$51,487,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	58,743,000	11.4%	30,892,000	> =	6.0%	41,189,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,743,000	11.4%	23,169,000	> =	4.5%	33,466,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,743,000	8.3%	28,428,000	> =	4.0%	35,535,000	> =	5.0%
As of September 30, 2015 (As Restated)
Total capital (to risk weighted assets)	$66,524,000	16.9%	$31,443,000	> =	8.0%	$39,304,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	61,591,000	15.7%	23,583,000	> =	6.0%	31,443,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	61,591,000	15.7%	17,687,000	> =	4.5%	25,548,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	61,591,000	10.7%	23,031,000	> =	4.0%	28,788,000	> =	5.0%
At September 30, 2016, the Company was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.

NOTE 12—COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Set forth below are the balances of the Company’s off-balance-sheet credit instruments consisting of commitments to make loans as of September 30, 2016 and 2015, respectively.

	Contract or Notional Amount at September 30,
	2016	2015
Commitments to extend credit:
Consumer - fixed rate 4.85% - 8.38% in 2016, and 3.74% - 8.74% in 2015	$4,767	$2,816
Commercial - Fixed rate 2.79% - 4.75% in 2016, and 3.88% - 5.75% in 2015	4,744	11,018
Commercial standby letter of credit	135	—
Unused lines of credit:
Home equity lines of credit	5,181	1,873
Kwik cash and lines of credit	1,233	1,196
Consumer construction	101	—
Commercial construction	3,454	3,301
Commercial lines of credit	8,861	3,893
Totals	$28,476	$24,097

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
Leases—The Company leases certain branch facilities and its administrative offices under operating leases. Rent expense under these operating leases was $1,341 and $1,146 for the years ended September 30, 2016 and 2015, respectively. None of the Company’s leases contain contingent rental payments, purchase options, escalation or any other significant terms, conditions or restrictions that would affect the future minimum lease payments disclosed below.
Future minimum lease payments by year and in the aggregate under the original terms of the non-cancellable operating leases consist of the following:

2017	$1,361
2018	834
2019	532
2020	517
2021	433
After 2021	1,250
Total	$4,927
NOTE 13—RETIREMENT PLANS
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $194 and $198 for 2016 and 2015, respectively.
Supplemental Executive Retirement Plan and Director Retirement Plan —The Company maintained a Supplemental Benefit Plan For Key Employees ("SERP") which was an unfunded, unsecured, non-contributory defined benefit plan, providing retirement benefits for certain former key employees previously designated by the Company’s Board of Directors. Benefits under the SERP generally were based on such former employees’ years of service and compensation during the years preceding their retirement. In May 2009, any additional accrual of benefits under the SERP was suspended.

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

In connection with the settlement of all obligations owed by the Company to the participants in the SERP and the DRP, the Company retained an independent consultant during the three months ended March 31, 2016 to perform an actuarial calculation of the final amount of the accumulated benefit owed by the Company to each plan participant. In making this calculation, the consultant made certain assumptions regarding the applicable discount rate to be used and regarding certain other relevant factors to determine the amount of the benefit obligation due each participant, in each case taking into account the terms of each participant’s negotiated plan benefit agreement and the terms of each plan. Differences between the amount of the projected accrued benefit obligation previously recorded by the Company in its consolidated financial statements in connection with these plans and the actual amount of the benefit obligation to be paid to the participants, based upon the calculations of the independent consultant, is recorded in the aggregate as a gain of $41 during the twelve months ended September 30, 2016 on the accompanying Consolidated Statements of Operations line item "Salaries and related benefits" as a reduction to the expense. Moreover, as of September 30, 2016, the Company recorded a liability on the accompanying Consolidated Balance Sheets of $1,046 for the aggregate amount of the benefit obligation due plan participants currently receiving monthly and quarterly payments and the final lump sum payment amounts due in December 2016 and January 2017.
The components of the SERP and Directors’ Retirement plans’ cost at September 30, 2016 and 2015, respectively, are summarized as follows:

	2016	2015
Beginning accrued benefit cost	$1,120	$1,154
Service cost	—	—
Interest cost	44	46
Amortization of prior service costs	1	1
Net plan termination credit	(41)	—
Net periodic benefit cost	4	47
Benefits paid	(78)	(81)
Curtailment and settlement	—	—
Ending accrued benefit cost	$1,046	$1,120

The following table sets forth the SERP and Directors’ Retirement plans, change in projected benefit obligation, the change in plan assets, the funded status of the plans, and the net liability recognized in the Company’s consolidated balance sheet at September 30, 2016 and 2015, respectively:

	2016	2015
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,062	$1,109
Service cost	—	—
Interest cost	44	46
Curtailment and settlement	—	—
Actuarial loss (gain)	18	(12)
Benefits paid	(78)	(81)
Projected benefit obligation, end of year	$1,046	$1,062
Change in plan assets:
Plan assets at fair value, beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	78	81
Benefits paid	(78)	(81)
Plan assets at fair value, end of year	$—	$—
Weighted average assumptions used in determining the benefit obligation and net pension costs as of September 30, 2016 and 2015, (in actual dollars) were as follows:

	2016	2015
Benefit obligation actuarial assumptions:
Discount Rate	N/A	4.25%
Rate of compensation increase	N/A	N/A
Net pension cost actuarial assumption
Discount rate	4.25%	4.25%
Expected long-term rate of return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A
Amounts recognized in consolidated balance sheets as of September 30:

	2016	2015
Pension obligation	$1,046	$1,062

Prior service cost	$—	$4
Net loss (gain)	—	(61)
Total accumulated other comprehensive income, before tax	$—	$(57)

NOTE 14 - STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of September 30, 2016, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. As of September 30, 2016, 284,778 options had been granted to eligible participants.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of September 30, 2016, 44,091 restricted shares under this plan were granted. As of September 30, 2016, 150,000 options had been granted to eligible participants.
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
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan were $46 and $96 for the years ended September 30, 2016 and 2015, respectively.
Restricted Common Stock Awards

	2016		2015
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	46,857	$7.59	41,014	$6.51
Granted	11,591	10.98	17,500	9.20
Vested	(13,127)	7.17	(11,657)	6.18
Forfeited	(22,162)	7.54	—	—
Unvested and outstanding at end of year	23,159	$9.59	46,857	$7.59
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation from both plans for the years ended September 30, 2016 and 2015 was $33 and $59, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2016
Outstanding at beginning of year	171,737	$7.46
Granted	55,000	10.00
Exercised	(43,515)
Forfeited or expired	(42,516)
Outstanding at end of year	140,706	$8.67	7.22
Exercisable at end of year	49,520	$7.27	4.09	$194
Fully vested and expected to vest	140,706	$8.67	7.22	$354
2015
Outstanding at beginning of year	179,192	$6.52
Granted	50,000	9.20
Exercised	(51,955)
Forfeited or expired	(5,500)
Outstanding at end of year	171,737	$7.46	7.58
Exercisable at end of year	63,764	$6.79	5.33
Fully vested and expected to vest	171,737	$7.46	7.58
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2016	2015
Intrinsic value of options exercised	$131	$180
Cash received from options exercised	$289	$299
Tax benefit realized from options exercised	$—	$9
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2016	2015
Dividend yield	1.02%	0.88%
Risk-free interest rate	1.7%	2.1%
Weighted average expected life (years)	10	10
Expected volatility	5%	2%

NOTE 15 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	2016	2015
		(As Restated)
Current tax provision
Federal	$683	$1,520
State	131	234
	814	1,754
Deferred tax provision (benefit)
Federal	406	(150)
State	66	10
	472	(140)
Total	$1,286	$1,614
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	2016		2015
			(As Restated)
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$1,312	34.00%	$1,503	34.00%
State income taxes net of federal	197	5.10%	244	5.72%
Tax exempt interest	(166)	(4.26)%	(79)	(1.92)%
Other	(57)	(1.51)%	(54)	(1.30)%
Total	$1,286	33.33%	$1,614	36.50%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 30, 2016 and September 30, 2015, respectively:

	2016	2015
		(As Restated)
Deferred tax assets:
Allowance for loan losses	$2,377	$2,544
Deferred loan costs/fees	77	145
Director/officer compensation plans	299	536
Net unrealized loss on securities available for sale	—	166
Economic performance accruals	131	—
Other	177	132
Deferred tax assets	$3,061	$3,523
Deferred tax liabilities:
Office properties and equipment	(291)	(119)
Net unrealized gain on securities available for sale	(409)	—
Other	(98)	(117)
Deferred tax liabilities	(798)	(236)
Net deferred tax assets	$2,263	$3,287
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies,” above. At September 30, 2016 and September 30, 2015, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of September 30, 2016, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2013 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the twelve months ended September 30, 2016 and 2015, the Company recognized penalties and interest expense in the amount of $24 and $0, respectively, related to income tax issues which is included in other noninterest expense in its consolidated statements of operations. The Company had a recorded liability of $24 and $0, which is included in other liabilities in its consolidated balance sheets, for the payment of interest and penalties related to income tax issues as of September 30, 2016 and 2015, respectively. The Company will be filing amended federal and state tax returns for the twelve months ended September 30, 2015 and 2014.

NOTE 16—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share for the last three fiscal years is as follows:

	2016	2015
		(As Restated)
Basic
Net income attributable to common shareholders	$2,573	$2,806
Weighted average common shares outstanding	5,241,458	5,208,708
Basic earnings per share	$0.49	$0.54
Diluted
Net income attributable to common shareholders	$2,573	$2,806
Weighted average common shares outstanding	5,241,458	5,208,708
for basic earnings per share
Add: Dilutive stock options outstanding	15,846	31,234
Average shares and dilutive potential common shares	5,257,304	5,239,942
Diluted earnings per share	$0.49	$0.54
Additional common stock option shares that have not been included due to their antidilutive effect	38,000	93,503

NOTE 17 – OTHER COMPREHENSIVE INCOME
The following table shows the tax effects allocated to each component of other comprehensive income for the years ended September 30, 2016 and 2015:

	2016			2015
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$1,375	(550)	$825	$973	$(389)	$584
Less: reclassification adjustment for gains included in net income	63	(25)	38	60	(24)	36
Defined benefit plans:
Amortization of unrecognized prior service costs and net gains (losses)	(58)	23	(35)	13	(5)	8
Other comprehensive income	$1,380	$(552)	$828	$1,046	$(418)	$628
The changes in the accumulated balances for each component of other comprehensive income for the years ended September 30, 2016 and 2015 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2014	$(869)	$27	$(842)
Current year-to-date other comprehensive income, net of tax	620	8	628
Ending balance, September 30, 2015	$(249)	$35	$(214)
Current year-to-date other comprehensive income, net of tax	863	(35)	828
Ending balance, September 30, 2016	$614	$—	$614
Reclassifications out of accumulated other comprehensive income for the twelve months ended September 30, 2016 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$63		Net gain on sale of available for sale securities
Tax effect	(25)		Provision for income taxes
Total reclassifications for the period	$38		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.
Reclassifications out of accumulated other comprehensive income for the twelve months ended September 30, 2015 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$60		Net gain on sale of available for sale securities
Tax effect	(24)		Provision for income taxes
Total reclassifications for the period	$36		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

NOTE 18—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

The following condensed balance sheets as of September 30, 2016 and 2015, and condensed statements of operations and cash flows for each of the years in the two-year period ended September 30, 2016, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

CONDENSED BALANCE SHEETS
September 30,

	2016	2015
		(As Restated)
ASSETS
Cash and cash equivalents	$3,514	$676
Investment in subsidiary	72,079	60,777
Total assets	$75,593	$61,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other borrowings	$11,000	$—
Other liabilities	49	—
Total liabilities	11,049	—
Total stockholders’ equity	64,544	61,453
Total liabilities and stockholders’ equity	$75,593	$61,453
STATEMENTS OF OPERATIONS

	2016	2015
		(As Restated)
Dividend income from bank subsidiary	$3,419	$625
Interest expense	143	—
Expenses—other	306	146
Total expenses	449	146
Income before provision for income taxes and equity in
undistributed net income of subsidiary	2,970	479
Benefit for income taxes	176	58
Income before equity in undistributed net income (loss) of
subsidiary	3,146	537
Equity in undistributed net loss of subsidiary	(573)	2,269
Net income	$2,573	$2,806

STATEMENTS OF CASH FLOWS

	2016	2015
		(As Restated)
Change in cash and cash equivalents:
Cash flows from operating activities:
Net income	$2,573	$2,806
Stock based compensation expense	33	59
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(2,846)	(2,894)
Increase in other liabilities	49	—
Net cash used in operating activities	(191)	(29)
Cash flows from financing activities:
Surrendered vested shares of common stock	(50)	(36)
Exercise of common stock options	289	299
Cash dividend from Bank to Holding Company	3,419	625
Cash dividends paid	(629)	(418)
Net cash provided by financing activities	3,029	470
Net increase in cash and cash equivalents	2,838	441
Cash and cash equivalents at beginning of year	676	235
Cash and cash equivalents at end of year	$3,514	$676

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
As of September 30, 2016, under the supervision of the Audit Committee and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2016.
As a result of the material weakness in internal control over financial reporting discussed in the report of management required, which is included under Item 8 of this report along with the Company’s consolidated financial statements under the heading “Report by Citizens Community Bancorp, Inc.’s Management on Internal Control over Financial Reporting” and is incorporated herein by reference.
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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations”, “Audit Committee Matters – Audit Committee Financial Expert”, and “Corporate Governance Matters – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2017.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following three outside independent directors: David Westrate (Chairman), Richard McHugh and Brian Schilling.

ITEM 11. EXECUTIVE COMPENSATION
The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2017.
Equity Compensation Plan Information
The following table sets forth information as of September 30, 2016, with respect to compensation plans under which shares of common stock were issued or available to be issued:

	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Common Shares Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by security holders	140,706	$8.67	403,514
Equity compensation plans not approved by security holders	—	—	—
Total	140,706	$8.67	403,514

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2017.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:
Report of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP)
Consolidated Balance Sheets as of September 30, 2016 and 2015
Consolidated Statements of Operations for the Years Ended September 30, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended September 30, 2016 and 2015
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or has otherwise been included in the financial statements or notes hereto.
(a)(3) Exhibits

2.1
Plan and Agreement of Merger by and among Citizens Community Federal N.A., Old Murry Bancorp, Inc. and Community Bank of Northern Wisconsin dated February 10, 2016. (Filed as Exhibit 2.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference.)

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

10.10+
Form of Restricted Stock Grant Agreement under the Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan. (Filed as Exhibit 10.12 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2014 and incorporated herein by reference.)

10.11+
Form of Stock Option Agreement under the Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan. (Filed as Exhibit 10.12 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2014 and incorporated herein by reference.)

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

10.14
Loan Agreement between Citizens Community Bancorp, Inc. and First Tennessee Bank National Association dated May 16, 2016 (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated May 18, 2016 and incorporated by reference herein).

10.15
Pledge and Security Agreement between Citizens Community Bancorp, Inc. and First Tennessee Bank National Association dated May 16, 2016. (Filed as Exhibit 10.2 to the Company’s current report on Form 8-K dated May 18, 2016 and incorporated by reference herein).

10.16+
Executive Employment Agreement between Citizens Community Bancorp, Inc. and Stephen Bianchi dated June 24, 2016. (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated June 30, 2016).

10.17	Amended and Restated Loan Agreement by and between Citizens Community Bancorp, Inc. and First Tennessee Bank National Association dated September 30, 2016.
10.18	Amended and Restated Pledge and Security Agreement by and between Citizens Community Bancorp, Inc. and First Tennessee Bank National Association dated September 30, 2016.
10.19
Employment Agreement between Citizens Community Federal and Citizens Community Bancorp, Inc. and Mark C. Oldenberg entered into on October 4, 2016 and effective January 1, 2017. (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated October 6, 2016).

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
101
The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: December 29, 2016	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: December 29, 2016	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2016	By:	/s/ Richard McHugh
Richard McHugh Chairman of the Board

Date: December 29, 2016	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi Chief Executive Officer (Principal Executive Officer)

Date: December 29, 2016	By:	/s/ Michael L. Swenson
Michael L. Swenson Director

Date: December 29, 2016	By:	/s/ James R. Lang
James R. Lang Director

Date: December 29, 2016	By:	/s/ Brian R. Schilling
Brian R. Schilling Director and Treasurer

Date: December 29, 2016	By:	/s/ David B. Westrate
David B. Westrate Director

Date: December 29, 2016	By:	/s/ Timothy A. Nettesheim
Timothy A. Nettesheim Vice Chairman of the Board

Date: December 29, 2016	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)