Form 10-Q
period 2016-12-31
Citizens Community Bancorp Inc.
filed 2017-02-13
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
At February 13, 2017 there were 5,266,895 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
December 31, 2016

PART 1 – FINANCIAL INFORMATION
As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed on December 29, 2016, we have restated the unaudited interim and audited annual financial statements for the fiscal years ended September 30, 2014 and 2015 and the quarterly periods ended December 31, 2015, March 31, 2016 and June 30, 2016 (the “Restated Periods”) due to errors identified in such financial statements related to the accrual for professional expenses for the Restated Periods. For further discussion of the effects of the 2016 restatements, please refer to the following portions of this Quarterly Report on Form 10-Q: Part 1, Item 1. Financial Statements, Note 1 to Consolidated Financial Statements, Nature of Business and Summary of Significant Accounting Policies, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures.

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
December 31, 2016 (unaudited) and September 30, 2016
(derived from audited financial statements)
(in thousands, except share data)

	December 31, 2016	September 30, 2016
Assets
Cash and cash equivalents	$20,444	$10,046
Other interest-bearing deposits	745	745
Securities available for sale "AFS"	81,136	80,123
Securities held to maturity "HTM"	6,235	6,669
Non-marketable equity securities, at cost	5,365	5,034
Loans receivable	548,904	574,439
Allowance for loan losses	(5,917)	(6,068)
Loans receivable, net	542,987	568,371
Office properties and equipment, net	5,166	5,338
Accrued interest receivable	2,073	2,032
Intangible assets	829	872
Goodwill	4,663	4,663
Foreclosed and repossessed assets, net	784	776
Other assets	15,987	11,196
TOTAL ASSETS	$686,414	$695,865

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$535,112	$557,677
Federal Home Loan Bank advances	73,491	59,291
Other borrowings	11,000	11,000
Other liabilities	2,985	3,353
Total liabilities	622,588	631,321

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000, 5,261,170 and 5,260,098 shares issued and outstanding, respectively	53	53
Additional paid-in capital	54,983	54,963
Retained earnings	10,047	9,107
Unearned deferred compensation	(205)	(193)
Accumulated other comprehensive income (loss)	(1,052)	614
Total stockholders’ equity	63,826	64,544
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$686,414	$695,865
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended December 31, 2016 and 2015 (As Restated)
(in thousands, except per share data)

	Three Months Ended
	December 31, 2016	December 31, 2015 (As Restated)
Interest and dividend income:
Interest and fees on loans	$6,530	$5,250
Interest on investments	418	424
Total interest and dividend income	6,948	5,674
Interest expense:
Interest on deposits	1,119	956
Interest on FHLB borrowed funds	173	165
Interest on other borrowed funds	99	—
Total interest expense	1,391	1,121
Net interest income before provision for loan losses	5,557	4,553
Provision for loan losses	—	75
Net interest income after provision for loan losses	5,557	4,478
Non-interest income:
Net gains on sale of available for sale securities	29	—
Service charges on deposit accounts	398	423
Loan fees and service charges	603	321
Other	283	206
Total non-interest income	1,313	950
Non-interest expense:
Salaries and related benefits	2,674	2,218
Occupancy	1,068	569
Office	281	252
Data processing	472	409
Amortization of core deposit intangible	43	14
Advertising, marketing and public relations	63	137
FDIC premium assessment	83	85
Professional services	401	172
Other	378	259
Total non-interest expense	5,463	4,115
Income before provision for income taxes	1,407	1,313
Provision for income taxes	467	466
Net income attributable to common stockholders	$940	$847
Per share information:
Basic earnings	$0.18	$0.16
Diluted earnings	$0.18	$0.16
Cash dividends paid	$—	$—
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Three months ended December 31, 2016 and 2015 (As Restated)
(in thousands, except per share data)

	Three Months Ended
	December 31, 2016	December 31, 2015 (As Restated)
Net income attributable to common stockholders	$940	$847
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized losses arising during period	(1,683)	(190)
Reclassification adjustment for gains included in net income	17	—
Other comprehensive loss	(1,666)	(190)
Comprehensive (loss) gain	$(726)	$657
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended December 31, 2016
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2016	5,260,098	$53	$54,963	$9,107	$(193)	$614	$64,544
Net income				940			940
Other comprehensive income (loss), net of tax						(1,666)	(1,666)
Common stock awarded under the equity incentive plan	2,500		28		(28)		—
Common stock repurchased	(1,428)		(16)				(16)
Stock option expense			8				8
Amortization of restricted stock					16		16
Balance, December 31, 2016	5,261,170	$53	$54,983	$10,047	$(205)	$(1,052)	$63,826
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended December 31, 2016 and 2015 (As Restated)
(in thousands, except per share data)

	Three Months Ended
	December 31, 2016	December 31, 2015 (As Restated)
Cash flows from operating activities:
Net income attributable to common stockholders	$940	$847
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	244	280
Depreciation	282	216
Provision for loan losses	—	75
Net realized gain on sale of securities	(29)	—
Amortization of core deposit intangible	43	14
Amortization of restricted stock	16	27
Stock based compensation expense	8	16
Loss on sale of office properties	2	—
Provision for deferred income taxes	412	34
Net gains (losses) from disposals of foreclosed properties	10	(52)
(Increase) decrease in accrued interest receivable and other assets	(3,859)	245
Decrease in other liabilities	(368)	(500)
Total adjustments	(3,239)	355
Net cash (used in) provided by operating activities	(2,299)	1,202
Cash flows from investing activities:
Purchase of investment securities	(15,739)	(9,989)
Net increase in interest-bearing deposits	—	(250)
Proceeds from sale of securities available for sale	10,644	—
Principal payments on investment securities	1,525	2,441
Purchase of non-marketable equity securities	(331)	—
Proceeds from sale of foreclosed properties	270	473
Net decrease (increase) in loans	24,820	(3,592)
Net capital expenditures	(118)	(349)
Net cash received from sale of office properties	7	—
Net cash provided by (used in) investing activities	21,078	(11,266)
Cash flows from financing activities:
Net increase in Federal Home Loan Bank advances	14,200	—
Net (decrease) increase in deposits	(22,565)	1,434
Surrender of restricted shares of common stock	—	(12)
Repurchase shares of common stock	(16)	—
Cash dividends paid	—	—
Net cash (used in) provided by financing activities	(8,381)	1,422
Net increase (decrease) in cash and cash equivalents	10,398	(8,642)
Cash and cash equivalents at beginning of period	10,046	23,872
Cash and cash equivalents at end of period	$20,444	$15,230
Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$1,091	$960
Interest on borrowings	$264	$164
Income taxes	$2	$690
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$288	$323
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
The Bank is a national banking association (a "National Bank") and operates under the title of Citizens Community Federal National Association ("Citizens Community Federal N.A."). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis (the "FRB"), and operates under the title of Citizens Community Bancorp, Inc. The U.S. Office of the Comptroller of the Currency (the "OCC"), is the primary federal regulator for the Company and the Bank.
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary. The Bank originates commercial, agricultural, residential, consumer and commercial and industrial (C&I) loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 16 full-service offices, 14 stand-alone locations and 2 branches predominantly located inside Walmart Supercenters.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date as of December 31, 2016 and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.

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
As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed on December 29, 2016, we have restated the unaudited interim and audited annual financial statements for the fiscal years ended September 30, 2014 and 2015 and the quarterly periods ended December 31, 2015, March 31, 2016 and June 30, 2016 (the “Restated Periods”) due to errors identified in such financial statements related to the accrual for professional expenses for the Restated Periods. The effect of these restatements on the Company's quarterly consolidated statements of operations for the three months ended December 31, 2015 compared to the initially reported results, are as follows: Total non-interest expense increased by $21 for the quarter ended December 31, 2015. Net income decreased by $13 for the quarter ended December 31, 2015. The effects of the restatements on the Company's consolidated balance sheets, consolidated statements of cash flows and earnings per share for the restated quarterly period ended December 31, 2015 were not material. For additional details on the effects of the restatement on certain line items within our previously reported financial statements during the Restated Periods, please refer to the following portions of this Quarterly Report on Form 10-Q: Part 1, Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures, as well as the following portions of our Annual Report on Form 10-K: Explanatory Note Regarding Restatement; Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements, and Item 9A Controls and Procedures.

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
•Closed end consumer non-real estate loans past due 120 days or more; and
•Residential real estate loans and open ended consumer non-real estate loans past due 180 days or more.
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
Residential real estate loans and open ended consumer loans are charged off to estimated net realizable value less estimated selling costs at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 180 days or more. Closed end consumer loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 120 days or more. Commercial loans, including agricultural and C&I loans, are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 180 days or more for open ended loans or loans secured by real estate collateral, or the loan becomes 120 days past due or more for loans secured by non-real estate collateral.
The Company defines Acquired Loans as all loans acquired in a business combination accounted for under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, "Business Combinations". These loans include, but are not limited to loans accounted for under FASB ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" as discussed below. All other loans are defined as Originated Loans.
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2016 and September 30, 2016:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Investment securities:
U.S. government agency obligations	$15,079	$—	$15,079	$—
Obligations of states and political subdivisions	32,147	—	32,147	—
Mortgage-backed securities	33,416	—	33,416	—
Federal Agricultural Mortgage Corporation	116	—	116	—
Trust preferred securities	378	—	—	378
Total	$81,136	$—	$80,758	$378
September 30, 2016
Investment securities:
U.S. government agency obligations	$16,407	$—	$16,407	$—
Obligations of states and political subdivisions	34,012	—	34,012	—
Mortgage-backed securities	29,247	—	29,247	—
Federal Agricultural Mortgage Corporation	81	—	81	—
Trust preferred securities	376	—	—	376
Total	$80,123	$—	$79,747	$376

The following table presents additional information about the security available for sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended December 31, 2016 and year ended September 30, 2016:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available for sale	Three months ended December 31, 2016	Year ended September 30, 2016
Balance, beginning of period	$376	$—
Payments received	—	—
Total gains or losses (realized/unrealized)
Included in earnings	2	—
Included in other comprehensive income	—	—
Transfers in and/or out of Level 3	—	376
Balance, end of period	$378	$376

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2016 and September 30, 2016:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Foreclosed and repossessed assets, net	$784	$—	$—	$784
Impaired loans with allocated allowances	2,287	—	—	2,287
Total	$3,071	$—	$—	$3,071
September 30, 2016
Foreclosed and repossessed assets, net	$776	$—	$—	$776
Impaired loans with allocated allowances	2,412	—	—	2,412
Total	$3,188	$—	$—	$3,188
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
December 31, 2016.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
December 31, 2016
Foreclosed and repossessed assets, net	$784	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,287	Appraisal value	Estimated costs to sell	10 - 15%
September 30, 2016
Foreclosed and repossessed assets, net	$776	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,412	Appraisal value	Estimated costs to sell	10 - 15%
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
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN acquisition approximates the fair value of the loans at December 31, 2016. The fair value of loans is considered to be a level 3 measurement.
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
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date and represents a level 1 measurement. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of fixed rate certificate accounts acquired through the CBN acquisition approximates the fair value of the certificates at December 31, 2016 and represents a level 3 measurement.
Federal Home Loan Bank Advances
The fair value of long-term borrowed funds is estimated using discounted cash flows based on the Bank’s current incremental borrowing rates for similar borrowing arrangements. The carrying value of short-term borrowed funds approximates their fair value and represents a level 2 measurement.

Off-Balance Sheet Instruments
The fair value of off-balance sheet commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the customers. Since this amount is immaterial to the Company’s consolidated financial statements, no amount for fair value is presented.The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company's financial instruments as of the dates indicated below were as follows:

		December 31, 2016		September 30, 2016
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level 1)	$20,444	$20,444	$10,046	$10,046
Interest-bearing deposits	(Level 1)	745	750	745	760
Securities available for sale "AFS"	See above	81,136	81,136	80,123	80,123
Securities held to maturity "HTM"	(Level II)	6,235	6,343	6,669	6,944
Non-marketable equity securities, at cost	(Level II)	5,365	5,365	5,034	5,034
Loans receivable, net	(Level III)	542,987	555,321	568,371	585,679
Accrued interest receivable	(Level 1)	2,073	2,073	2,032	2,032
Financial liabilities:
Deposits	(Level III)	$535,112	$539,073	$557,677	$561,919
FHLB advances	(Level III)	73,491	73,305	59,291	59,557
Other borrowings	(Level 1)	11,000	11,000	11,000	11,000
Other liabilities	(Level 1)	2,830	2,830	3,353	3,353
Accrued interest payable	(Level 1)	155	155	122	122

NOTE 3 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS
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
Commercial and agricultural real estate loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business. Management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The level of owner-occupied property versus non-owner-occupied property are tracked and monitored on a regular basis. Local commercial real estate municipal loans are based on unrestricted assets, tax base and overall borrowing capacity. Agricultural real estate loans are primarily comprised of loans for the purchase of farmland. Loan-to-value ratios on loans secured by farmland generally do not exceed 75%. Land development loans are underwritten using feasibility studies, independent appraisal reviews and financial analysis of the developers or property owners. Commercial construction loans are based upon estimates of cost and value of the completed project. Commercial construction loans often involve the disbursement of substantial funds with the repayment dependent on the success of the ultimate project. Sources of repayment for these loans may be the sale of the developed property or increased cash flow as a result of business expansion.
Consumer non-real estate loans are comprised of originated indirect paper loans secured primarily by boats and recreational vehicles, purchased indirect paper loans secured primarily by household goods and other consumer loans secured primarily by automobiles and other personal assets. Consumer loans underwriting terms often depend on the collateral type, debt to income ratio and the borrower's creditworthiness as evidenced by their credit score. Collateral value alone may not provide an adequate source of repayment of the outstanding loan balance in the event of a consumer non-real estate default. This shortage is a result of the greater likelihood of damage, loss and depreciation for consumer based collateral.
Commercial non-real estate loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. Commercial non-real estate municipal loans may be granted based on the unrestricted assets, tax base and overall borrowing capacity of local governments. Agricultural non-real estate loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. Agricultural loans carry significant credit risks as they may involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. Farming operations may be affected by adverse weather conditions such as, but not limited to, drought, hail or floods that can severely limit crop yields.

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

Below is a summary of originated and acquired loans by type and risk rating as of December 31, 2016:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$149,213	$—	$1,967	$—	$—	$151,180
Commercial/Agricultural real estate:
Commercial real estate	62,724	—	—	—	—	62,724
Agricultural real estate	4,803	—	—	—	—	4,803
Multi-family real estate	15,550	—	—	—	—	15,550
Construction and land development	12,812	—	—	—	—	12,812
Consumer non-real estate:
Originated indirect paper	111,264	10	232	—	1	111,507
Purchased indirect paper	44,006	—	—	—	—	44,006
Other Consumer	17,755	—	95	—	1	17,851
Commercial/Agricultural non-real estate:
Commercial non-real estate	20,624	—	179	—	—	20,803
Agricultural non-real estate	9,621	—	—	—	—	9,621
Total originated loans	$448,372	$10	$2,473	$—	$2	$450,857
Acquired Loans:
Residential real estate:
One to four family	$24,095	$600	$189	$—	$—	$24,884
Commercial/Agricultural real estate:
Commercial real estate	28,058	33	353	—	—	28,444
Agricultural real estate	19,844	11	4,278	—	—	24,133
Multi-family real estate	—	—	—	—	—	—
Construction and land development	2,575	—	135	—	—	2,710
Consumer non-real estate:
Other Consumer	591	9	4	—	—	604
Commercial/Agricultural non-real estate:
Commercial non-real estate	11,245	—	1,405	—	—	12,650
Agricultural non-real estate	4,359	7	100	—	—	4,466
Total acquired loans	$90,767	$660	$6,464	$—	$—	$97,891
Total Loans:
Residential real estate:
One to four family	$173,308	$600	$2,156	$—	$—	$176,064
Commercial/Agricultural real estate:
Commercial real estate	90,782	33	353	—	—	91,168
Agricultural real estate	24,647	11	4,278	—	—	28,936
Multi-family real estate	15,550	—	—	—	—	15,550
Construction and land development	15,387	—	135	—	—	15,522
Consumer non-real estate:
Originated indirect paper	111,264	10	232	—	1	111,507
Purchased indirect paper	44,006	—	—	—	—	44,006
Other Consumer	18,346	9	99	—	1	18,455
Commercial/Agricultural non-real estate:
Commercial non-real estate	31,869	—	1,584	—	—	33,453
Agricultural non-real estate	13,980	7	100	—	—	14,087
Gross loans	$539,139	$670	$8,937	$—	$2	$548,748
Less:
Net deferred loan costs (fees)						156
Allowance for loan losses						(5,917)
Loans receivable, net						$542,987

Below is a summary of originated loans by type and risk rating as of September 30, 2016:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$159,244	$—	$1,632	$—	$85	$160,961
Commercial/Agricultural real estate:
Commercial real estate	58,768	—	—	—	—	58,768
Agricultural real estate	3,418	—	—	—	—	3,418
Multi-family real estate	18,935	—	—	—	—	18,935
Construction and land development	12,977	—	—	—	—	12,977
Consumer non-real estate:
Originated indirect paper	118,809	10	254	—	—	119,073
Purchased indirect paper	49,221	—	—	—	—	49,221
Other Consumer	18,889	—	37	—	—	18,926
Commercial/Agricultural non-real estate:
Commercial non-real estate	17,790	—	179	—	—	17,969
Agricultural non-real estate	9,994	—	—	—	—	9,994
Total originated loans	$468,045	$10	$2,102	$—	$85	$470,242
Acquired Loans:
Residential real estate:
One to four family	$25,613	$603	$561	$—	$—	$26,777
Commercial/Agricultural real estate:
Commercial real estate	29,607	167	398	—	—	30,172
Agricultural real estate	21,922	11	2,847	—	—	24,780
Multi-family real estate	200	—	—	—	—	200
Construction and land development	3,487	—	116	—	—	3,603
Consumer non-real estate:
Other Consumer	746	11	32	—	—	789
Commercial/Agricultural non-real estate:
Commercial non-real estate	13,010	11	11	—	—	13,032
Agricultural non-real estate	4,546	7	100	—	—	4,653
Total acquired loans	$99,131	$810	$4,065	$—	$—	$104,006
Total Loans:
Residential real estate:
One to four family	$184,857	$603	$2,193	$—	$85	$187,738
Commercial/Agricultural real estate:
Commercial real estate	88,375	167	398	—	—	88,940
Agricultural real estate	25,340	11	2,847	—	—	28,198
Multi-family real estate	19,135	—	—	—	—	19,135
Construction and land development	16,464	—	116	—	—	16,580
Consumer non-real estate:
Originated indirect paper	118,809	10	254	—	—	119,073
Purchased indirect paper	49,221	—	—	—	—	49,221
Other Consumer	19,635	11	69	—	—	19,715
Commercial/Agricultural non-real estate:
Commercial non-real estate	30,800	11	190	—	—	31,001
Agricultural non-real estate	14,540	7	100	—	—	14,647
Gross loans	$567,176	$820	$6,167	$—	$85	$574,248
Less:
Net deferred loan costs (fees)						191
Allowance for loan losses						(6,068)
Loans receivable, net						$568,371

Allowance for Loan Losses - The ALL represents management’s estimate of probable and inherent credit losses in the Bank’s loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change.
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
Changes in the ALL by loan type for the periods presented below were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Three Months Ended December 31, 2016:
Allowance for Loan Losses:
Beginning balance, October 1, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Charge-offs	(43)	—	(172)	—	—	(215)
Recoveries	3	—	61	—	—	64
Provision	—	—	—	—	—	—
Allowance allocation adjustment	(187)	(11)	(17)	19	196	—
Total Allowance on originated loans	$1,812	$1,872	$1,338	$671	$224	$5,917
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, December 31, 2016	$1,812	$1,872	$1,338	$671	$224	$5,917
Allowance for Loan Losses at December 31, 2016:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$399	$—	$46	$32	$—	$477
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,413	$1,872	$1,292	$639	$224	$5,440
Loans Receivable as of December 31, 2016:						—
Ending balance of originated loans	$149,450	$95,889	$175,250	$30,424	$—	$451,013
Ending balance of purchased credit-impaired loans	256	2,097	4	867	—	3,224
Ending balance of other acquired loans	24,628	53,190	600	16,249		94,667
Ending balance of loans	$174,334	$151,176	$175,854	$47,540	$—	$548,904
Ending balance: individually evaluated for impairment	$4,459	$—	$609	$179	$—	$5,247
Ending balance: collectively evaluated for impairment	$169,875	$151,176	$175,245	$47,361	$—	$543,657

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2016:
Allowance for Loan Losses:
Beginning balance, October 1, 2015	$2,364	$989	$1,620	$1,271	$252	$6,496
Charge-offs	(140)		(460)	(118)	—	(718)
Recoveries	11	—	204	—	—	215
Provision	30	10	35	—	—	75
Allowance allocation adjustment	(226)	884	67	(501)	(224)	—
Total Allowance on originated loans	$2,039	$1,883	$1,466	$652	$28	$6,068
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, September 30, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Allowance for Loan Losses at September 30, 2016:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$503	$—	$85	$40	$—	$628
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,536	$1,883	$1,381	$612	$28	$5,440
Loans Receivable as of September 30, 2016:						—
Ending balance of originated loans	$160,655	$92,374	$189,441	$27,963	$—	$470,433
Ending balance of purchased credit-impaired loans	577	2,309	4	897	—	3,787
Ending balance of other acquired loans	26,200	56,446	785	16,788	—	100,219
Ending balance of loans	$187,432	$151,129	$190,230	$45,648	$—	$574,439
Ending balance: individually evaluated for impairment	$4,640	$—	$578	$179	$—	$5,397
Ending balance: collectively evaluated for impairment	$182,792	$151,129	$189,652	$45,469	$—	$569,042
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
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. At December 31, 2016, the maximum credit limit for these purchased consumer loans was $50,000. As of December 31, 2016, the balance of these purchased consumer loans was $44,006 compared to $49,221 as of September 30, 2016. As of September 30, 2016, purchases from the third party have been suspended as we review procedures and documentation requirements on any future purchases. The balance in the cash reserve account has reached the maximum allowed balance of $1,000, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, the Company has not charged off or experienced losses related to the purchased loans.

The weighted average rate earned on these purchased consumer loans was 4.27% as of December 31, 2016. From March 2014 through December 2015, the rate earned for all new loan originations of these purchased consumer loans was 4.00%. As of January 2016, new loans purchased were at an interest rate of 4.25% due to the increase in the Prime Rate.
Loans receivable by loan type as of the end of the periods shown below were as follows:

	Residential Real Estate		Commercial/Agriculture Real Estate Loans		Consumer non-Real Estate		Commercial/Agriculture non-Real Estate		Totals
	December 31, 2016	September 30, 2016	December 31, 2016	September 30, 2016	December 31, 2016	September 30, 2016	December 31, 2016	September 30, 2016	December 31, 2016	September 30, 2016
Performing loans
Performing TDR loans	$2,616	$3,955	$—	$1,378	$275	$288	$—	$1,478	$2,891	$7,099
Performing loans other	170,107	181,734	148,212	148,803	175,184	189,641	45,866	43,892	539,369	564,070
Total performing loans	172,723	185,689	148,212	150,181	175,459	189,929	45,866	45,370	542,260	571,169

Nonperforming loans (1)
Nonperforming TDR loans	598	516	—	948	40	43	—	99	638	1,606
Nonperforming loans other	1,013	1,227	2,964	—	355	258	1,674	179	6,006	1,664
Total nonperforming loans	1,611	1,743	2,964	948	395	301	1,674	278	6,644	3,270
Total loans	$174,334	$187,432	$151,176	$151,129	$175,854	$190,230	$47,540	$45,648	$548,904	$574,439

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of December 31, 2016 and September 30, 2016, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
December 31, 2016
Residential real estate:
One to four family	$1,864	$454	$1,244	$3,562	$172,502	$176,064	$976	$635
Commercial/Agricultural real estate:
Commercial real estate	4	105	104	213	90,955	91,168	460	—
Agricultural real estate	22	1,940	563	2,525	26,411	28,936	2,503	—
Multi-family real estate	—	—	—	—	15,550	15,550	—	—
Construction and land development	—	—	35	35	15,487	15,522	—	—
Consumer non-real estate:
Originated indirect paper	299	58	65	422	111,085	111,507	94	35
Purchased indirect paper	744	272	210	1,226	42,780	44,006	—	210
Other Consumer	150	25	32	207	18,248	18,455	43	14
Commercial/Agricultural non-real estate:
Commercial non-real estate	—	—	157	157	33,296	33,453	1,584	—
Agricultural non-real estate	70	—	90	160	13,927	14,087	90	—
Total	$3,153	$2,854	$2,500	$8,507	$540,241	$548,748	$5,750	$894
September 30, 2016
Residential real estate:
One to four family	$1,062	$892	$1,238	$3,192	$184,546	$187,738	$1,595	$123
Commercial/Agricultural real estate:
Commercial real estate	33	83	367	483	88,457	88,940	483	—
Agricultural real estate	—	—	623	623	27,575	28,198	623	—
Multi-family real estate	—	—	—	—	19,135	19,135	—	—
Construction and land development	27	—	35	62	16,518	16,580	—	—
Consumer non-real estate:
Originated indirect paper	204	30	122	356	118,717	119,073	158	53
Purchased indirect paper	338	286	199	823	48,398	49,221	—	199
Other Consumer	104	16	34	154	19,561	19,715	54	5
Commercial/Agricultural non-real estate:
Commercial non-real estate	9	2	155	166	30,835	31,001	188	—
Agricultural non-real estate	—	60	90	150	14,497	14,647	90	—
Total	$1,777	$1,369	$2,863	$6,009	$568,239	$574,248	$3,191	$380

At December 31, 2016, the Company has identified impaired loans of $8,543, consisting of $3,529 TDR loans, $3,224 purchased credit impaired loans, and $1,790 substandard non-TDR loans. The $8,543 total of impaired loans includes $2,960 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of December 31, 2016 and September 30, 2016 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016
With No Related Allowance Recorded:
Residential real estate	$2,975	$2,975	$—	$4,080	$27
Commercial/agriculture real estate	2,097	2,097	—	2,212	—
Consumer non-real estate	317	317	—	298	8
Commercial/agricultural non-real estate	867	867	—	1,552	—
Total	$6,256	$6,256	$—	$8,142	$35
With An Allowance Recorded:
Residential real estate	$1,812	$1,812	$399	$1,852	$12
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	296	296	46	319	—
Commercial/agricultural non-real estate	179	179	32	179	—
Total	$2,287	$2,287	$477	$2,350	$12
December 31, 2016 Totals:
Residential real estate	$4,787	$4,787	$399	$5,932	$39
Commercial/agriculture real estate	2,097	2,097	—	2,212	—
Consumer non-real estate	613	613	46	617	8
Commercial/agricultural non-real estate	1,046	1,046	32	1,731	—
Total	$8,543	$8,543	$477	$10,492	$47

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2016
With No Related Allowance Recorded:
Residential real estate	$3,807	$3,807	$—	$3,817	$132
Commercial/agriculture real estate	2,326	2,326	—	2,326	27
Consumer non-real estate	247	247	—	451	36
Commercial/agricultural non-real estate	1,577	1,577	—	1,577	42
Total	$7,957	$7,957	$—	$8,171	$237
With An Allowance Recorded:
Residential real estate	$1,891	$1,891	$503	$1,808	$50
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	342	342	76	339	10
Commercial/agricultural non-real estate	179	179	27	36	1
Total	$2,412	$2,412	$606	$2,183	$61
September 30, 2016 Totals:
Residential real estate	$5,698	$5,698	$503	$5,625	$182
Commercial/agriculture real estate	2,326	2,326	—	2,326	27
Consumer non-real estate	589	589	76	790	46
Commercial/agricultural non-real estate	1,756	1,756	27	1,613	43
Total	$10,369	$10,369	$606	$10,354	$298
Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include, but are not limited to, an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 7 delinquent TDRs greater than 60 days past due with a recorded investment of $834 at December 31, 2016, compared to 3 such loans with a recorded investment of $226 at September 30, 2016.
Following is a summary of TDR loans by accrual status as of December 31, 2016 and September 30, 2016. There were no TDR commitments or unused lines of credit as of December 31, 2016.

	December 31, 2016	September 30, 2016
Troubled debt restructure loans:
Accrual status	$3,119	$3,218
Non-accrual status	410	515
Total	$3,529	$3,733

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three months ended December 31, 2016 and the year ended September 30, 2016:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended December 31, 2016
TDRs:
Residential real estate	2	$—	$—	$73	$—	$73	$73	$—
Commercial/Agricultural real estate	—	—	—	—	—	—	—	—
Consumer non-real estate	1	—	—	—	4	4	4	—
Commercial/Agricultural non-real estate	—	—	—	—	—	—	—	—
Totals	3	$—	$—	$73	$4	$77	$77	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Year ended September 30, 2016
TDRs:
Residential real estate	4	$37	$—	$359	$—	$396	$396	$74
Commercial/Agricultural real estate	—	—	—	—	—	—	—	—
Consumer non-real estate	3	—	—	21	—	21	21	—
Commercial/Agricultural non-real estate	—	—	—	—	—	—	—	—
Totals	7	$37	$—	$380	$—	$417	$417	$74
A summary of loans by loan segment modified in a troubled debt restructuring as of December 31, 2016 and September 30, 2016, was as follows:

	December 31, 2016		September 30, 2016
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	30	$3,214	32	$3,413
Commercial/Agricultural real estate	—	—	—	—
Consumer non-real estate	22	315	21	320
Commercial/Agricultural non-real estate	—	—	—	—
Total troubled debt restructurings	52	$3,529	53	$3,733

The following table provides information related to restructured loans that were considered in default as of December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	9	$669	9	$516
Commercial/Agricultural real estate	7	1,787	6	948
Consumer non-real estate	4	40	4	43
Commercial/Agricultural non-real estate	3	1,466	2	99
Total troubled debt restructurings	23	$3,962	21	$1,606
Included above are three TDR loans that became in default during the three months ended December 31, 2016 .
All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

December 31, 2016
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$3,224
Carrying amount	$1,959
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$94,667
Carrying amount	$94,483
Total acquired loans
Outstanding balance	$97,891
Carrying amount	$96,442
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30:

December 31, 2016
Balance at beginning of period	$192
Acquisitions	—
Reduction due to unexpected early payoffs	—
Reclass from non-accretable difference	—
Disposals/transfers	—
Accretion	(8)
Balance at end of period	$184
NOTE 4 – INVESTMENT SECURITIES

The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of December 31, 2016 and September 30, 2016, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
U.S. government agency obligations	$15,695	$4	$620	$15,079
Obligations of states and political subdivisions	32,808	13	674	32,147
Mortgage-backed securities	33,937	50	571	33,416
Federal Agricultural Mortgage Corporation	70	46	—	116
Trust preferred securities	378	—	—	378
Total available for sale securities	$82,888	$113	$1,865	$81,136

September 30, 2016
U.S. government agency obligations	$16,388	$48	$29	$16,407
Obligations of states and political subdivisions	33,405	630	23	34,012
Mortgage-backed securities	28,861	389	3	29,247
Federal Agricultural Mortgage Corporation	70	11	—	81
Trust preferred securities	376	$—	$—	376
Total available for sale securities	$79,100	$1,078	$55	$80,123

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Obligations of states and political subdivisions	$1,314	$7	$1	$1,320
Mortgage-backed securities	4,921	107	5	5,023
Total held to maturity securities	$6,235	$114	$6	$6,343

September 30, 2016
Obligations of states and political subdivisions	$1,315	$20	$—	$1,335
Mortgage-backed securities	5,354	255	—	5,609
Total held to maturity securities	$6,669	$275	$—	$6,944
As of December 31, 2016, the Bank has pledged U.S. Government Agency and mortgage backed securities with a carrying value, book value, of $3,107 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of December 31, 2016, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2016, the Bank has pledged U.S. Government Agency securities with a carrying value, book value, of $7,820 and mortgage-backed securities with a carrying value, book value, of $20,419 as collateral against specific municipal deposits.

The estimated fair value of securities at December 31, 2016 and September 30, 2016, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	December 31, 2016		September 30, 2016
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$230	$230	$230	$230
Due after one year through five years	11,720	11,568	14,463	14,546
Due after five years through ten years	30,432	29,661	28,289	28,798
Due after ten years	40,506	39,677	36,118	36,549
Total available for sale securities	$82,888	$81,136	$79,100	$80,123

	December 31, 2016		September 30, 2016
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,314	$1,320	$1,315	$1,335
Due after five years through ten years	3,081	3,126	1,504	1,559
Due after ten years	1,840	1,897	3,850	4,050
Total held to maturity securities	$6,235	$6,343	$6,669	$6,944
NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at December 31, 2016 and September 30, 2016 was as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	December 31,		September 30,
Ended September 30,	2016		2016
2017	$59,661	0.69%	$45,461	0.86%
2018	10,100	1.74%	6,100	2.24%
2019	3,730	1.87%	7,730	1.41%
Total fixed maturity	$73,491	0.90%	$59,291	1.07%
Advances with amortizing principal	—	—%	—	—%
Total advances	$73,491	0.90%	$59,291	1.07%
Irrevocable standby letters of credit	$9,560		$10,560
Total credit outstanding	$83,051		$69,851

Other borrowings maturing during the fiscal year ended September 30, 2021	$11,000	3.57%	$11,000	3.44%
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances.
At December 31, 2016, the Bank’s available and unused portion of this borrowing arrangement was approximately $67,728. The weighted average remaining term of the borrowings at December 31, 2016 is 5.18 months compared to 8.32 months at September 30, 2016.
Maximum month-end amounts outstanding were $74,291 and $67,474 during the three month periods ended December 31, 2016 and 2015, respectively.
Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. These advances are secured by $196,765 of real estate mortgage loans.

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
On September 30, 2016, the Company entered into an Amended and Restated Loan Agreement with FTN whereby FTN extended a $3,000 revolving line of credit to the Company for the purpose of financing its previously announced stock repurchase program. At September 30, 2016, the available and unused portion of this borrowing arrangement was $3,000. Under the stock repurchase program, the Company may repurchase up to 525,200 shares of its common stock or approximately
10% of its current outstanding shares, from time to time through October 1, 2017. As of December 31, 2016, 1,428 shares have been repurchased.
NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Three months ended December 31, 2016	Three months ended December 31, 2015 (As Restated)
Current tax provision
Federal	$43	$381
State	12	64
	55	445
Deferred tax (benefit) provision
Federal	354	14
State	58	7
	412	21
Total	$467	$466
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Three months ended December 31, 2016		Three months ended December 31, 2015 (As Restated)
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$478	34.0%	$446	34.0%
State income taxes net of federal taxes	70	5.0	71	5.5
Tax exempt interest	(56)	(4.0)	(36)	(2.7)
Other	(25)	(1.8)	(15)	(1.2)
Total	$467	33.2%	$466	35.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and September 30, 2016, respectively:

	December 31, 2016	September 30, 2016
Deferred tax assets:
Allowance for loan losses	$2,318	$2,377
Deferred loan costs/fees	72	77
Director/officer compensation plans	73	299
Net unrealized loss on securities available for sale	701	—
Economic performance accruals	—	131
Other	162	177
Deferred tax assets	3,326	3,061
Deferred tax liabilities:
Office properties and equipment	(267)	(291)
Net unrealized gain on securities available for sale	—	(409)
Other	(98)	(98)
Deferred tax liabilities	(365)	(798)
Net deferred tax assets	$2,961	$2,263
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies,” above. At December 31, 2016 and September 30, 2016, respectively, management determined that no valuation allowance was necessary for any of the deferred tax assets.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2016, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2012 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the three month periods ended December 31, 2016 and 2016, the Company did not recognize any interest or penalties related to income tax issues in its consolidated statements of operations. The Company had a recorded liability of $0 and $24, which is included in other liabilities in its consolidated balance sheets, for the payment of interest and penalties related to income tax issues as of December 31, 2016 and September 30, 2016 respectively.
NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of December 31, 2016, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At December 31, 2016, 284,778 options had been granted under this plan to eligible participants.

In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of December 31, 2016, 46,591 restricted shares under this plan were granted. As of December 31, 2016, 150,000 options had been granted to eligible participants.
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
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $16 and $27 for the three months ended December 31, 2016 and December 31, 2015, respectively.
Restricted Common Stock Award

	December 31, 2016		September 30, 2016
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of fiscal year	23,159	$9.59	46,857	$7.59
Granted	2,500	11.04	11,591	10.98
Vested	—	—	(13,127)	7.17
Forfeited	—	—	(22,162)	7.54
Unvested and outstanding fiscal to date	25,659	$9.73	23,159	$9.59
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to both plans for the three month periods ended December 31, 2016 and December 31, 2015 was $8 and $16, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2017
Outstanding at September 30, 2016	140,706	$8.67
Granted	—	—
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2016	140,706	$8.67	6.97
Exercisable at December 31, 2016	49,520	$7.27	3.84	$256
Fully vested and expected to vest	140,706	$8.67	6.97	$530
2016
Outstanding at September 30, 2015	171,737	$7.46
Granted	55,000	10.00
Exercised	(43,515)
Forfeited or expired	(42,516)
Outstanding at September 30, 2016	140,706	$8.67	7.22
Exercisable at September 30, 2016	49,520	$7.27	4.09	$194
Fully vested and expected to vest	140,706	$8.67	7.22	$354
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2017	2016
Intrinsic value of options exercised	$—	$131
Cash received from options exercised	$—	$289
Tax benefit realized from options exercised	$—	$9
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2017	2016
Dividend yield	—%	1.02%
Risk-free interest rate	—%	1.7%
Weighted average expected life (years)	NA	10
Expected volatility	—%	5%

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the three months ended December 31, 2016 and 2015:

	2016			2015
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized losses arising during the period	$(2,828)	$1,145	$(1,683)	$(316)	$126	$(190)
Less: reclassification adjustment for gains included in net income	29	(12)	17	—	—	—
Other comprehensive loss	$(2,799)	$1,133	$(1,666)	$(316)	$126	$(190)
The changes in the accumulated balances for each component of other comprehensive income (loss) for the twelve months ended September 30, 2016 and the three months ended December 31, 2016 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Accumulated Comprehensive Income (Loss)
Balance, October 1, 2015	$(249)	$35	$(214)
Current year-to-date other comprehensive income, net of tax	863	(35)	828
Ending balance, September 30, 2016	$614	$—	$614
Current year-to-date other comprehensive loss, net of tax	(1,666)	—	(1,666)
Ending balance, December 31, 2016	$(1,052)	$—	$(1,052)
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended December 31, 2016 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$29		Net gain on sale of available for sale securities
Tax Effect	(12)		Provision for income taxes
Total reclassifications for the period	$17		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.
Reclassifications out of accumulated other comprehensive income for the three months ended December 31, 2015 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—		Net gain on sale of available for sale securities
Tax Effect	—		Provision for income taxes
Total reclassifications for the period	$—		Net income attributable to common shareholders
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
The Company's Board of Directors voted to terminate each of the SERP and the DRP at its regularly scheduled Board meeting on November 19, 2015, with such termination being effective as of the same date. In connection with the termination of each plan, the Board of Directors, in accordance with applicable law and each applicable participant’s plan participation agreement, negotiated lump sum payments to the participants in satisfaction of the Company’s total liability to each participant under the SERP and DRP. In accordance with the final settlement of the Company’s obligations under such plans, the Company will make two payments (each for 50% of the total liability owed) to each plan participant. The first payment occurred in December 2016 and the second and final payment occurred in January 2017.
In connection with the settlement of all obligations owed by the Company to the participants in the SERP and the DRP, the Company retained an independent consultant during the three months ended March 31, 2016 to perform an actuarial calculation of the final amount of the accumulated benefit owed by the Company to each plan participant. In making this calculation, the consultant made certain assumptions regarding the applicable discount rate to be used and regarding certain other relevant factors to determine the amount of the benefit obligation due each participant, in each case taking into account the terms of each participant’s negotiated plan benefit agreement and the terms of each plan. Differences between the amount of the projected accrued benefit obligation previously recorded by the Company in its consolidated financial statements in connection with these plans and the actual amount of the benefit obligation to be paid to the participants, based upon the calculations of the independent consultant, is recorded in the aggregate as a gain of $41 during the twelve months ended September 30, 2016 on the Consolidated Statements of Operations line item "Salaries and related benefits" as a reduction to the expense. As of December 31, 2016, the Company recorded a liability on the accompanying Consolidated Balance Sheet of $513 for the aggregate amount of the benefit obligation due plan participants for the final lump sum payment amounts due in January 2017.
The components of the SERP and Directors' Retirement plans' cost at December 31, 2016 and September 30, 2016 are summarized below.

	December 31, 2016	September 30, 2016
Beginning accrued benefit cost	$1,046	$1,120
Service cost	—	—
Interest cost	—	44
Amortization of prior service costs	—	1
Net plan termination Credit	—	(41)
Net periodic benefit cost	—	4
Benefits paid	(533)	(78)
Ending accrued benefit cost	$513	$1,046
Amounts recognized in consolidated balance sheets:

December 31, 2016
Pension obligation	$513

Prior service cost	—
Net loss (gain)	—
Total accumulated other comprehensive income, before tax	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our Form 10-K for the fiscal year ended September 30, 2016, which was filed on December 29, 2016, and the following:

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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of December 31, 2016, and our consolidated results of operations for the three months ended December 31, 2016, compared to the same period in the prior fiscal year for the three months ended December 31, 2015. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2016. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

RESTATEMENT SUMMARY
Our Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2016, which was filed on December 29, 2016, included restatement of our previously filed consolidated financial statements and the related consolidated statements of operations, shareholders’ equity and cash flows for the fiscal years ended September 30, 2014 and 2015 as well as revised quarterly results of operations for the fiscal years ended September 30, 2015 and 2016. The prior period errors were discovered in connection with the annual audit of consolidated financial statements for the fiscal year ended September 30, 2016. Management determined that certain professional and other expense accrual items were overstated during the fiscal years ended September 30, 2014 and 2015 resulting in understatement of the Company’s net income for the quarterly and annual periods ended September 30, 2014 and 2015. During the fiscal year ended September 30, 2016, management reversed these overstated accrued expenses which resulted in an overstatement of quarterly and annual net income for the year ended September 30, 2016. The cumulative effect of the net over-accruals of certain expenses for the fiscal years ended September 30, 2014 and 2015 was that net income was understated by $726 and $192 respectively. The effect of these restatements on the Company’s 2016 and 2015 quarterly consolidated statements of operations, as reported on Forms 10-Q, are as follows: Total non-interest expense decreased by $60 for the quarter ended September 30, 2015; and decreased by $85 for each of the quarters ended June 30, 2015; March 31, 2015 and December 31, 2014. Net income increased by $36 for the quarter ended September 30, 2015; and increased by $52 for each of the quarters ended June 30, 2015; March 31, 2015 and December 31, 2014. Total non-interest expense increased by $151, $43, and $21 for the quarters ended June 30, 2016; March 31, 2016 and December 31, 2015, respectively. Net income decreased by $92, $26, and $13 for the quarters ended June 30, 2016; March 31, 2016 and December 31, 2015, respectively. The effects of the restatements on the Company’s balance sheets and statements of cash flows for the Restated Periods were not material. For further discussion of the effects of the 2016 restatements, please refer to the following portions of this Quarterly Report on Form 10-Q: Part 1, Item 1. Financial Statements, Note 1 to Consolidated Financial Statements, Nature of Business and Summary of Significant Accounting Policies, and Item 4. Controls and Procedures as well as the following portions of our Annual Report on Form 10-K: Explanatory Note Regarding Restatement; Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements, and Item 9A Controls and Procedures.

PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three month periods ended December 31, 2016 and 2015, respectively:

	Three Months Ended December 31,
	2016	2015 (As Restated)
Net income as reported	$940	$847
EPS - basic, as reported	$0.18	$0.16
EPS - diluted, as reported	$0.18	$0.16
Cash dividends paid	$—	$—
Return on average assets (annualized)	0.54%	0.58%
Return on average equity (annualized)	5.81%	5.52%
Efficiency ratio, as reported (1)	79.52%	75.01%

(1)	The efficiency ratio is calculated as non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.
Key factors behind these results were:

•
Net interest income was $5,557 for the three month period ended December 31, 2016, an increase of $1,004 or 22.05% from the prior comparable three month period. The increase was primarily due to the increase in loan balances due to the CBN acquisition on May 16, 2016.

•
The net interest margin of 3.36% for the three months ended December 31, 2016 represents a 14 bp increase from a net interest margin of 3.22% for the three months ended December 31, 2015 due to higher yields on earning assets.

•
Total loans were $548,904 at December 31, 2016, a decrease of $25,535, or 4.45%, from their balances at September 30, 2016, due primarily to our increased focus on secondary market lending for one to four family residential loans and exiting the indirect lending business. Total deposits were $535,112 at December 31, 2016, a decrease of $22,565, or 4.05%, from their balances at September 30, 2016, mainly due to deposit run-off related to the CBN acquisition and the announced closure of the four Eastern Wisconsin branches. Despite the decline in total deposits, demand deposits, both interest bearing and non-interest bearing, increased from their balances at September 30, 2016.

•
Net loan charge-offs slightly increased from $130 for the three months ended December 31, 2015 to $151 for the three months ended December 31, 2016. Continued lower levels of net loan charge-offs in recent periods led to a decreased provision for loan losses of $0 for the three month period ended December 31, 2016, compared to $75 for the three months ended December 31, 2015. Annualized net loan charge-offs as a percentage of average loans were 0.11% for the three months ended December 31, 2016, compared to 0.12% for the three months ended December 31, 2015.

•
Non-interest income increased from $950 for the three months ended December 31, 2015 to $1,313 for the three months ended December 31, 2016, mainly due to gains on payoffs from purchased credit impaired loans in the amount of $206 and an increase in secondary market fee income generated from customer mortgage activity due to advantages over the ARM loan portfolio mortgage offerings.

•
Non-interest expense increased $1,348 for the three months ended December 31, 2016 from $4,115 to $5,463, compared to the three month period ended December 31, 2015. During the current three month period, salaries and related benefits cost increased $456, mainly due to the addition of new employees related to the CBN acquisition. Occupancy expenses increased $499, primarily due to rent termination costs related to the four branch closures in Eastern Wisconsin. Professional fees and other non-interest expenses increased due to legal, audit and branch closure expenses.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and their related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that our management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated

Financial Statements included as an exhibit to our Form 10-K annual report for the fiscal year ending September 30, 2016, our critical accounting estimates are as follows:
Allowance for Loan Losses.
We maintain an allowance for loan losses to absorb probable incurred losses in our originated loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable and inherent losses in our originated loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in our originated loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying loan collateral and prevailing economic conditions. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council ("FFIEC"). We believe that the Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory requirements. However, based on periodic examinations by regulators, the amount of the allowance for loan losses recorded during a particular period may be adjusted.
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
In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include but are not limited to; loans, investment securities, goodwill, core deposit intangible assets and deferred tax assets, among others. Specific assumptions, estimates and judgments utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 2, 3, 4, 5, and 7 of Condensed Notes to Consolidated Financial Statements.
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of December 31, 2016, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three month periods ended December 31, 2016 and 2015, respectively.
Tax equivalent net interest income was $5,628 and $4,613 for the three months ended December 31, 2016 and December 31, 2015, respectively. The net interest margin for the three month period ended December 31, 2016 was 3.36% compared to 3.22% for the three month period ended December 31, 2015.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $1,055 in net interest income for the three month period ended December 31, 2016 compared to the comparable prior year period. The increase and changes in the composition of interest earning assets resulted in an increase of $1,250 for the three month period ended December 31, 2016, compared to the same period in the prior year. Rate changes on interest earning assets increased net interest income by $36 for the three month periods ended December 31, 2016. Rate changes on interest-bearing liabilities increased interest expense by $76 over the same period in the prior year, resulting in a net decrease of $40 in net interest income as a result of changes in interest rates due to competitive pricing during the three month period ended December 31, 2016. Rate increases on investment securities are reflective of longer term investments at higher rates.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three month period ended December 31, 2016, and for the comparable prior year three month period. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $664,319 and $568,003 for the three month period ended December 31, 2016 and December 31, 2015, respectively. Interest income on interest earning assets was $7,020 and $5,734 for the three month periods ended December 31, 2016 and December 31, 2015, respectively. Interest income is comprised primarily of interest income on loans and interest income on investment securities adjusted for the tax benefit of tax-exempt securities. Interest income on loans was $6,530 and $5,250 for the three month periods ended December 31, 2016 and December 31, 2015, respectively, The increase in loan interest income in the current year three month periods was primarily due to an increase in loans due to the CBN acquisition. Interest income on investment securities was $430 and $424 for the three month periods ended December 31, 2016 and December 31, 2015, respectively. The slight increase is due to an increase in rates on longer term investments.
Average interest-bearing liabilities were $576,276 and $496,547 for the three month periods ended December 31, 2016 and December 31, 2015, respectively. Interest expense on interest-bearing liabilities was $1,392 and $1,121 for the three month periods ended December 31, 2016 and December 31, 2015, respectively. Interest expense increased during the current three month periods compared to the comparable prior year periods, due to increases in deposit balances from the recent acquisition.
For the three months ended December 31, 2016, interest expense on interest-bearing deposits increased $132, from volume and mix changes and increased $31 from the impact of the rate environment, resulting in an aggregate increase of $163 in interest expense on interest-bearing deposits relative to December 31, 2015. Interest expense on FHLB advances and other borrowings increased $63 from volume and mix changes and increased $45 from the impact of the rate environment during the three month period ended December 31, 2016 for an aggregate increase $108 for the three month period.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)

Three months ended December 31, 2016 compared to the three months ended December 31, 2015:

	Three months ended December 31, 2016			Three months ended December 31, 2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$10,238	$12	0.47%	$19,575	$15	0.30%
Loans	561,519	6,530	4.61%	451,809	5,250	4.61%
Interest-bearing deposits	745	3	1.60%	3,055	17	2.21%
Investment securities (1)	86,617	430	1.97%	88,938	424	1.89%
Non-marketable equity securities, at cost	5,200	45	3.43%	4,626	28	2.40%
Total interest earning assets	$664,319	$7,020	4.19%	$568,003	$5,734	4.01%
Average interest-bearing liabilities:
Savings accounts	$43,743	$17	0.15%	$27,019	$8	0.12%
Demand deposits	48,989	74	0.60%	23,952	44	0.73%
Money market	130,057	134	0.41%	144,284	154	0.42%
CD’s	245,646	814	1.31%	219,873	683	1.23%
IRA’s	29,000	80	1.09%	22,528	67	1.18%
Total deposits	497,435	1,119	0.89%	437,656	956	0.87%
FHLB Advance and other borrowings	78,841	273	1.37%	58,891	165	1.11%
Total interest-bearing liabilities	$576,276	$1,392	0.96%	$496,547	$1,121	0.90%
Net interest income		$5,628			$4,613
Interest rate spread			3.23%			3.11%
Net interest margin			3.36%			3.22%
Average interest earning assets to average interest-bearing liabilities			1.15			1.14
(1) For the three months ended ended December 31, 2016 and 2015, the average balances of the tax exempt investment securities, included in investment securities, were $31,986 and $26,572, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
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

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)

Three months ended December 31, 2016 compared to the three months ended December 31, 2015.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(9)	$6	$(3)
Loans	1,276	4	1,280
Interest-bearing deposits	(10)	(4)	(14)
Investment securities	(11)	17	6
Non-marketable equity securities, at cost	4	13	17
Total interest earning assets	1,250	36	1,286
Interest expense:
Savings accounts	6	3	9
Demand deposits	40	(10)	30
Money market accounts	(15)	(5)	(20)
CD’s	83	48	131
IRA’s	18	(5)	13
Total deposits	132	31	163
FHLB Advance and other borrowings	63	45	108
Total interest bearing liabilities	195	76	271
Net interest income (loss)	$1,055	$(40)	$1,015
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. Prior to the past 3 years, higher charge off levels and the negative influence of certain qualitative and general economic factors discussed above under “Critical Accounting Estimates—Allowance for Loan Losses”, made it necessary to increase our provision to ensure an adequate ALL. Within the last year, we have experienced lower levels of charge-offs and nonperforming loans. With both local and national unemployment rates improving slightly in recent quarters and improved asset quality due to our stricter underwriting standards, we anticipate our actual charge-off experience to remain stable throughout the remainder of the fiscal year ending September 30, 2017.
Net loan charge-offs for the three month period ended December 31, 2016 were $151, compared to $130, for the comparable prior year period. Annualized net charge-offs to average loans were 0.11% for the three months ended December 31, 2016, compared to 0.12% for the comparable period in the prior year. Non-accrual loans were $5,750 at December 31, 2016, compared to $3,191 at September 30, 2016. Of the $2,559 increase in non-accrual loans, $3,346 is attributable to the CBN acquisition. Even though we are experiencing a slight increase in our nonperforming loans, we believe our credit and underwriting policies have supported more effective lending decisions by the Bank. Long term, we believe our loan servicing procedures will be able to manage delinquency efficiently and effectively. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a provision for loan losses of $0 and $75 for the three month periods ended December 31, 2016 and December 31, 2015, respectively. Management believes that the provision taken for the current year three month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make adjustments to our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.

Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three month period ended December 31, 2016 and 2015, respectively.

	Three months ended December 31,		%
	2016	2015	Change
Non-interest Income:
Net gain on available for sale securities	$29	$—	—%
Service charges on deposit accounts	398	423	(5.91)%
Loan fees and service charges	603	321	87.85%
Other	283	206	37.38%
Total non-interest income	$1,313	$950	38.21%
The decrease of $25 in service charges on deposit accounts for the three month period ended December 31, 2016, was primarily due to a decrease in overdraft fee income. Overdraft fees and charges have decreased industry wide, as customers utilize online and mobile tools to better manage their finances, an industry trend we have also experienced. Loan fees and service charges increased $282, mainly due to gains on payoffs from purchased credit impaired loans in the amount of $206 and an increase in secondary market fee income generated from customer mortgage activity due to advantages over the ARM loan portfolio mortgage offerings. Total non-interest income increased $363 during the current three month period ended December 31, 2016 over the prior year period.
Non-interest Expense. The following table reflects the various components of non-interest expense for the three month period ended December 31, 2016 and 2015, respectively.

	Three months ended December 31,		%
	2016	2015	Change
Non-interest Expense:
Salaries and related benefits	$2,674	$2,218	20.56%
Occupancy - net	1,068	569	87.70
Office	281	252	11.51
Data processing	472	409	15.40
Amortization of core deposit intangible	43	14	207.14
Advertising, marketing and public relations	63	137	(54.01)
FDIC premium assessment	83	85	(2.35)
Professional services	401	172	133.14
Other	378	259	45.95
Total non-interest expense	$5,463	$4,115	32.76%

Non-interest expense (annualized) / Average assets	3.14%	2.81%	11.74%
During the three months ended December 31, 2016, salaries and related benefits costs increased $456 relative to the comparable prior year period, primarily due to the addition of new employees related to the CBN acquisition. During the current three month period, occupancy expense increased primarily due to rent termination costs related to the four branch closures in Eastern Wisconsin. We are continuing to focus on technology to provide progressive, online and mobile banking services that complement friendly, knowledgeable bankers in convenient community bank locations. As we redefine and expand our footprint, we expect data processing costs to continue to remain higher. Amortization of core deposit intangible expense increased due to the premium paid for the Central Bank selective deposits purchase and the CBN acquisition for the current three month period ended December 31, 2016, compared to the same period in the prior year. Professional fees and other non-interest expenses increased due to legal, audit and branch closure expenses. Total non-interest expense increased increased $1,348, for the three month period ended December 31, 2016, compared to the same period in the prior year.

Income Taxes. Income tax expense was $467 and $466 for the three months ended December 31, 2016 and December 31, 2015, respectively. The effective tax rate decreased from 35.5% to 33.2% from the three month periods ended December 31, 2016 and December 31, 2015, respectively.
BALANCE SHEET ANALYSIS
Loans. Gross Loan balances decreased by $25,535, or 4.45%, to $548,904 as of December 31, 2016 from $574,439 at September 30, 2016 mainly due our increased focus on secondary market lending for one to four family residential loans and exiting the indirect lending business. At December 31, 2016, the loan portfolio was comprised of $327,240 of loans secured by real estate, or 59.6% of total loans including $151,176 in commercial and agricultural real estate loans, and $221,508 of consumer and other non-real estate loans, or 40.4% of total loans. Consumer and other loans include secured consumer originated indirect loans of $111,507 secured primarily by boats and travel trailers, $44,006 of third party purchased indirect loans secured primarily by household goods, and C&I and agricultural non-real estate loans totaling $47,540. At September 30, 2016, the loan portfolio mix included real estate loans of $340,591 or 59.3% of total loans including $117,138 in commercial and agricultural real estate loans, and consumer and other loans of $233,657, or 40.7% of total loans. Consumer and other loans include secured consumer loans of $119,073 in originated indirect loans, $49,221 of third party purchased indirect loans, and C&I and agricultural loans totaling $45,648.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At December 31, 2016 and September 30, 2016, we had 123 and 109 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $5,247 and $5,397, respectively. Of the impaired loans, respectively, there were 42 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $2,287 for which $477 in specific ALL was recorded as of December 31, 2016.
At December 31, 2016, the ALL was $5,917, or 1.08% of our total loan portfolio, compared to ALL of $6,068, or 1.06% of the total loan portfolio at September 30, 2016. This level was based on our analysis of the loan portfolio risk at December 31, 2016, taking into account the factors discussed above. At December 31, 2016, the ALL was 1.17% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 1.16% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2016. We have established a separate restricted reserve account for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off.

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
Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the Bank's risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were 90 days or more past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is discontinued on our loans according to the following schedule:
•Commercial/agricultural real estate loans, past due 90 days or more;
•Commercial/agricultural non-real estate loans, past due 90 days or more;
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	December 31, 2016 and Three Months Then Ended	September 30, 2016 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$5,750	$3,191
Accruing loans past due 90 days or more	894	380
Total nonperforming loans (“NPLs”) (1)	6,644	3,571
Other real estate owned (1)	655	725
Other collateral owned	129	52
Total nonperforming assets (“NPAs”)	$7,428	$4,348
Troubled Debt Restructurings (“TDRs”) Originated Loans	$3,529	$3,733
Nonaccrual TDRs - Originated Loans	$410	$515
Average outstanding loan balance	$561,672	$512,475
Loans, end of period (2)	$548,904	$574,439
Total assets, end of period	$686,414	$695,865
ALL, at beginning of period	$6,068	$6,496
Loans charged off:
Residential real estate	(43)	(140)
Commercial/Agricultural real estate	—	—
Consumer non-real estate	(172)	(460)
Commercial/Agricultural non-real estate	—	(118)
Total loans charged off	(215)	(718)
Recoveries of loans previously charged off:
Residential real estate	3	11
Commercial/Agricultural real estate	—	—
Consumer non-real estate	61	204
Commercial/Agricultural non-real estate	—	—
Total recoveries of loans previously charged off:	64	215
Net loans charged off (“NCOs”)	(151)	(503)
Additions to ALL via provision for loan losses charged to operations	—	75
ALL, at end of period	$5,917	$6,068
Ratios:
ALL to NCOs (annualized)	979.64%	1,206.36%
NCOs (annualized) to average loans	0.11%	0.10%
ALL to total loans	1.08%	1.06%
NPLs to total loans	1.21%	0.62%
NPAs to total assets	1.08%	0.62%
(1) Total Nonperforming assets increased due to the CBN acquisition in Fiscal 2016. Acquired nonperforming loans were $5,090 and $1,778 at December 31, 2016 and September 30, 2016, respectively. Acquired real estate owned property balances were $143 and $212 at December 31, 2016 and September 31, 2016, respectively.
(2)    Total loans at December 31, 2016, include $44,006 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.

An aging analysis of the Company’s originated and acquired loans as of December 31, 2016 and September 30, 2016, respectively, was as follows

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
December 31, 2016
Originated loans	$2,584	$807	$1,676	$5,067	$1,252	$863
Acquired loans	568	2,048	824	3,440	4,498	31
Total	$3,152	$2,855	$2,500	$8,507	$5,750	$894
September 30, 2016
Originated loans	$1,677	$1,273	$1,372	$4,322	$1,600	$380
Acquired loans	100	96	1,491	1,687	1,591	—
Total	$1,777	$1,369	$2,863	$6,009	$3,191	$380
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
Non-performing loans of $6,644 at December 31, 2016, which included $410 of non-accrual troubled debt restructured originated loans, reflected an increase of $3,073 from the non-performing loans balance of $3,571 at September 30, 2016. The increase was mainly due to acquired nonperforming loan balances. These non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Our non-performing assets were $7,428 at December 31, 2016, or 1.08% of total assets, compared to $4,348, or 0.62% of total assets at September 30, 2016. The increase in non-performing assets since September 30, 2016 was primarily a result of an increase in nonperforming loans acquired through the merger of CBN.
Other real estate owned ("OREO") decreased by $70, from $725 at September 30, 2016 to $655 at December 31, 2016. Other collateral owned increased $77 during the three months ended December 31, 2016 to $129 from the September 30, 2016 balance of $52. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Net charge offs for the three month period ended December 31, 2016 were $151, compared to $130 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.11% for the three month period ended December 31, 2016, compared to 0.10% for the twelve months ended September 30, 2016.
Investment Securities. We manage our securities portfolio in an effort to enhance income and provide liquidity. Our investment portfolio is comprised of securities available for sale and securities held to maturity. The weighted average life of the investment portfolio was 5.0 years at December 31, 2016, compared with 4.0 years at September 30, 2016. The modified duration of the investment portfolio was 4.5 years at December 31, 2016, compared with 3.7 years at September 30, 2016.
Securities held to maturity were $6,235 at December 31, 2016, compared with $6,669 at September 30, 2016. Securities available for sale, which represent the majority of our investment portfolio, were $81,136 at December 31, 2016, compared with $80,123 at September 30, 2016.

The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
December 31, 2016
U.S. government agency obligations	$15,695	$15,079
Obligations of states and political subdivisions	32,808	32,147
Mortgage-backed securities	33,937	33,416
Federal Agricultural Mortgage Corporation	70	116
Trust preferred securities	378	378
Totals	$82,888	$81,136
September 30, 2016
U.S. government agency obligations	$16,388	$16,407
Obligations of states and political subdivisions	33,405	34,012
Mortgage-backed securities	28,861	29,247
Federal Agricultural Mortgage Corporation	70	81
Trust preferred securities	376	376
Totals	$79,100	$80,123
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
December 31, 2016
Obligations of states and political subdivisions	$1,314	$1,320
Mortgage-backed securities	4,921	5,023
Totals	$6,235	$6,343
September 30, 2016
Obligations of states and political subdivisions	$1,315	$1,335
Mortgage-backed securities	5,354	5,609
Totals	$6,669	$6,944
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	December 31, 2016		September 30, 2016
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$49,632	$48,495	$45,249	$45,654
AAA	728	718	730	747
AA	24,991	24,471	25,574	26,006
A	5,406	5,330	5,414	5,567
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	2,131	2,122	2,133	2,149
Total	$82,888	$81,136	$79,100	$80,123

The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	December 31, 2016		September 30, 2016
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$4,921	$5,023	$5,354	$5,609
AAA	—	—	—	—
AA	—	—	—	—
A	964	965	965	982
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	355	350	353
Total	$6,235	$6,343	$6,669	$6,944
At December 31, 2016, securities with a carrying value of $3,107 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of December 31, 2016, this line of credit had a zero balance. The Bank has pledged U.S. Government Agency securities with a carrying value of $7,820 and mortgage-backed securities with a carrying value of $20,419 as collateral against specific municipal deposits.
Deposits. Deposits decreased to $535,112 at December 31, 2016, from $557,677 at September 30, 2016, largely due to deposit run-off related to the CBN acquisition and the announced closure of the four Eastern Wisconsin branches.
The following is a summary of deposits by type at December 31, 2016 and September 30, 2016, respectively:

	December 31, 2016	September 30, 2016
Non-interest bearing demand deposits	$47,463	$45,408
Interest bearing demand deposits	50,779	48,934
Savings accounts	51,826	52,153
Money market accounts	125,923	137,234
Certificate accounts	259,121	273,948
Total deposits	$535,112	$557,677
Since December 2012, we have closed sixteen branches and sold the deposits and loans in one retail branch, resulting in ten markets we have exited. As of September 30, 2016, the deposit account balances remaining in these ten exited markets totaled $85,395, including the four closed branches in Eastern Wisconsin. As of December 31, 2016, these deposit account balances have declined to $72,157. We expect these deposit balances to continue to decline as certificates mature and accounts are closed.
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
Institutional certificates of deposit as a funding source increased to $25,438 at December 31, 2016 from $22,822 as of September 30, 2016. Institutional certificates of deposit remain an important part of our deposit mix as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $11,959 and $22,773 in brokered deposits at December 31, 2016 and September 30, 2016, respectively. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances were $73,491 as of December 31, 2016 and $59,291 as of September 30, 2016, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds. On May 16, 2016, we entered into a Loan Agreement with First Tennessee Bank National Association ("FTB") evidencing an $11,000 term loan maturing on May 15, 2021. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of CBN. On September 30, 2016, we amended and restated the loan Agreement with FTB whereby FTB extended a $3,000 revolving line of credit to the Company for the purpose of financing the previously announced stock repurchase program, pursuant to which the Company may purchase up to 525,200 shares of its common stock, or approximately 10 percent of the outstanding shares from time to time through October 1, 2017. At September 30, 2016, the available and unused portion of this borrowing arrangement was $3,000. The Company has pledged 100% of Bank stock as collateral for the FTB loan and credit facilities.
Stockholders’ Equity. Total stockholders’ equity was $63,826 at December 31, 2016, compared to $64,544 at September 30, 2016. Total stockholders’ equity decreased by $718, primarily as a result of a decrease in accumulated other comprehensive income during the three months ended December 31, 2016.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash, twelve month projected principal and interest payments, floater bond receivable and Bank Owned Life Insurance divided by deposits maturing in less than one-year and Federal Home Loan Bank borrowings due in the next twelve months. At December 31, 2016, our liquidity ratio was 9.26%, which is slightly below our targeted liquidity ratio of 10.0%, but represents a 3.01% improvement relative to September 30, 2016.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $132,168 of our $259,121 (51.0%) CD portfolio as of December 31, 2016 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, $25,703, or 19.5%, of the CD maturities within the next 12 months are from deposits located within the ten markets we have exited and we don't expect to retain a majority of these CD's. Through new deposit product offerings to our consumer and commercial loan customers, we are currently attempting to strengthen customer relationships by building core deposit relationships. In the present interest rate environment, and based on maturing yields, this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank, Bankers’ Bank and First Tennessee Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of December 31, 2016, we have approximately $67,728 available under this arrangement, as compared to $90,500 at September 30, 2016. We also maintain lines of credit of $2,036 with the Federal Reserve Bank, $5,000 with US Bank, $13,500 with Bankers’ Bank and $11,000 with First Tennessee Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank and First Tennessee line of credit is a discretionary line of credit. As of December 31, 2016, our line of credit balance with the Federal Home Loan Bank was $73,491. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank, Bankers' Bank and First Tennessee Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2016, the Company had $31,581 in unused commitments, compared to $28,476 in unused commitments as of September 30, 2016.
Capital Resources. As of December 31, 2016, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2016 (Unaudited)
Total capital (to risk weighted assets)	$73,302,000	14.7%	$39,852,000	>=	8.0%	$49,815,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	67,385,000	13.5%	29,889,000	>=	6.0%	39,852,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	67,385,000	13.5%	22,417,000	>=	4.5%	32,380,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	67,385,000	9.8%	27,538,000	>=	4.0%	34,422,000	>=	5.0%
As of September 30, 2016 (Audited)
Total capital (to risk weighted assets)	$72,345,000	14.1%	$41,189,000	>=	8.0%	$51,487,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	66,278,000	12.9%	30,892,000	>=	6.0%	41,189,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	66,278,000	12.9%	23,169,000	>=	4.5%	33,466,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	66,278,000	9.3%	28,428,000	>=	4.0%	35,535,000	>=	5.0%

At December 31, 2016, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2016 (Unaudited)
Total capital (to risk weighted assets)	$65,634,000	13.2%	$39,852,000	>=	8.0%	$49,815,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	59,717,000	12.0%	29,889,000	>=	6.0%	39,852,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	59,717,000	12.0%	22,417,000	>=	4.5%	32,380,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	59,717,000	8.7%	27,538,000	>=	4.0%	34,422,000	>=	5.0%
As of September 30, 2016 (Audited)
Total capital (to risk weighted assets)	$64,811,000	12.6%	$41,189,000	>=	8.0%	$51,487,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	58,743,000	11.4%	30,892,000	>=	6.0%	41,189,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,743,000	11.4%	23,169,000	>=	4.5%	33,466,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,743,000	8.3%	28,428,000	>=	4.0%	35,535,000	>=	5.0%
At December 31, 2016, the Company was categorized as "Well Capitalized" under Prompt corrective Action Provisions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured consumer, commercial and agricultural loan maturities;

•	originating variable rate commercial and agricultural loans;

•	managing our funding needs by utilizing core deposits, institutional certificates of deposits and borrowings as appropriate to extend terms and lock in fixed interest rates;

•	reducing non-interest expense and managing our efficiency ratio by implementing technologies to enhance customer service and increase employee productivity;

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure to focus resources on our most productive markets;

•	managing our exposure to changes in interest rates, including but not limited to the sale of longer term fixed rate consumer loans if the analysis proves advantageous to the Bank; and

•	originating ARM loans with a term of 7 years or less to minimize the impact of sudden rate changes.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase or decrease the Bank’s interest rate risk position somewhat in order to manage net interest margin.
The following table sets forth, at September 30, 2016 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity ("EVE") resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of December 31, 2016, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$60,132	$(35,255)	(37)%	9.44%	(408)	bp
+200 bp	76,060	(19,327)	(20)%	11.49%	(203)
+100 bp	88,509	(6,878)	(7)%	12.92%	(60)
0 bp	95,387	—	—	13.52%	—
-100 bp	93,928	(1,459)	(2)%	13.05%	(47)

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.

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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2016, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 because of the below material weakness:
Application of Accounting for Accrued Expenses.
The Company did not have effective controls to ensure the completeness, accuracy and proper classification of certain expenses and related accrued liabilities. Management discovered errors in recording certain expense accruals in its unaudited interim and audited annual financial statements for the fiscal years ended September 30, 2014 and 2015 and the unaudited interim financial statements for the quarterly periods during the fiscal year ended September 30, 2016, which were accounted for in non-interest expense on the Company’s consolidated statements of operations. Management determined professional expenses were overestimated for the fiscal years ended September 30, 2014 and 2015. During the fiscal year ended September 30, 2016, management reversed these overstated accrued expenses, which resulted in an overstatement of quarterly and annual net income for the year ended September 30, 2016.

This material weakness resulted in the misstatement and audit adjustments of financial statement line items and related financial disclosures, as disclosed in Note 2, Restatement of Previously Issued Financial Statements, to our consolidated financial statements included with our Form 10-K filed on December 29, 2016.
During the most recently completed fiscal quarter the Company made the following changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act in order to remediate the above material weakness:

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
Management believes the measures described above will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.	RISK FACTORS
There are no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K, for the fiscal year ended September 30, 2016. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Share repurchase activity during the three months ended December 31, 2016 was as follows:

Period	Total Number of Shares Repurchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced program	Maximum Number of Shares that May Yet Be Purchased Under the Program (a)
11/1/2016 to 11/30/2016	1,428	$11.12	1,428	523,772
(a) In August 2016, the Company's Board of Director's approved a program to repurchase up to 525,200 shares of the Company's common stock, from time to time through October 1, 2017, in open market or private transactions, through block trades, and pursuant to any trading plans that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
(a) Exhibits

10.1
Employment Agreement by and between Citizens Community Federal N.A., Citizens Community Bancorp, Inc. and Mark C. Oldenberg entered into on October 4, 2016 with an effective date of January 1, 2017 (filed as Exhibit 10.1 to the Company's current report on Form 8-K dated as of October 6, 2016 and incorporated herein by reference.)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: February 13, 2017	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: February 13, 2017	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer