Form 10-Q
period 2017-03-31
Citizens Community Bancorp Inc.
filed 2017-05-08
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At May 8, 2017 there were 5,267,395 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2017

PART 1 – FINANCIAL INFORMATION
As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed on December 29, 2016, we have restated the unaudited interim and audited annual financial statements for the fiscal years ended September 30, 2014 and 2015 and the quarterly periods ended December 31, 2015, March 31, 2016 and June 30, 2016 (the “Restated Periods”) due to errors identified in such financial statements related to the accrual for professional expenses for the Restated Periods. For further discussion of the effects of the 2016 restatements, please refer to the following portions of this Quarterly Report on Form 10-Q: Part 1, Item 1. Financial Statements, Note 1 to Consolidated Financial Statements, Nature of Business and Summary of Significant Accounting Policies and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2017 (unaudited) and September 30, 2016
(derived from audited financial statements)
(in thousands, except share data)

	March 31, 2017	September 30, 2016
Assets
Cash and cash equivalents	$19,850	$10,046
Other interest-bearing deposits	745	745
Securities available for sale	79,369	80,123
Securities held to maturity	5,984	6,669
Non-marketable equity securities, at cost	4,412	5,034
Loans receivable	534,808	574,439
Allowance for loan losses	(5,835)	(6,068)
Loans receivable, net	528,973	568,371
Office properties and equipment, net	5,163	5,338
Accrued interest receivable	1,982	2,032
Intangible assets	791	872
Goodwill	4,663	4,663
Foreclosed and repossessed assets, net	692	776
Other assets	15,829	11,196
TOTAL ASSETS	$668,453	$695,865

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$530,929	$557,677
Federal Home Loan Bank advances	60,491	59,291
Other borrowings	11,000	11,000
Other liabilities	1,653	3,353
Total liabilities	604,073	631,321

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000, 5,266,895 and 5,260,098 shares issued and outstanding, respectively	53	53
Additional paid-in capital	55,032	54,963
Retained earnings	10,138	9,107
Unearned deferred compensation	(190)	(193)
Accumulated other comprehensive (loss) income	(653)	614
Total stockholders’ equity	64,380	64,544
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$668,453	$695,865
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended March 31, 2017 and 2016 (As Restated)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016 (As Restated)	March 31, 2017	March 31, 2016 (As Restated)
Interest and dividend income:
Interest and fees on loans	$6,072	$5,301	$12,602	$10,551
Interest on investments	467	441	885	865
Total interest and dividend income	6,539	5,742	13,487	11,416
Interest expense:
Interest on deposits	1,050	951	2,169	1,907
Interest on FHLB borrowed funds	163	164	336	329
Interest on other borrowed funds	102	—	201	—
Total interest expense	1,315	1,115	2,706	2,236
Net interest income before provision for loan losses	5,224	4,627	10,781	9,180
Provision for loan losses	—	—	—	75
Net interest income after provision for loan losses	5,224	4,627	10,781	9,105
Non-interest income:
Net gains on sale of available for sale securities	—	4	29	4
Service charges on deposit accounts	342	331	740	754
Loan fees and service charges	294	263	897	584
Settlement proceeds	283	—	283	—
Other	285	212	568	418
Total non-interest income	1,204	810	2,517	1,760
Non-interest expense:
Salaries and related benefits	2,708	2,188	5,382	4,406
Occupancy	563	712	1,631	1,281
Office	312	262	593	514
Data processing	454	420	926	829
Amortization of core deposit intangible	38	21	81	35
Advertising, marketing and public relations	105	145	168	282
FDIC premium assessment	69	84	152	169
Professional services	435	284	836	456
Other	351	294	729	553
Total non-interest expense	5,035	4,410	10,498	8,525
Income before provision for income taxes	1,393	1,027	2,800	2,340
Provision for income taxes	459	352	926	818
Net income attributable to common stockholders	$934	$675	$1,874	$1,522
Per share information:
Basic earnings	$0.18	$0.13	$0.36	$0.29
Diluted earnings	$0.17	$0.13	$0.35	$0.29
Cash dividends paid	$0.16	$0.12	$0.16	$0.12
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Six months ended March 31, 2017 and 2016 (As Restated)
(in thousands, except per share data)

	Six Months Ended
	March 31, 2017	March 31, 2016 (As Restated)
Net income attributable to common stockholders	$1,874	$1,522
Other comprehensive income, net of tax:
Securities available for sale
Net unrealized (losses) gains arising during period	(1,284)	498
Reclassification adjustment for gains included in net income	17	3
Other comprehensive (loss) income	(1,267)	501
Defined benefit plans:
Amortization of unrecognized prior service costs and net losses	—	(35)
Total other comprehensive (loss) income, net of tax	(1,267)	466
Comprehensive income	$607	$1,988
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended March 31, 2017
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2016	5,260,098	$53	$54,963	$9,107	$(193)	$614	$64,544
Net income				1,874			1,874
Other comprehensive loss, net of tax						(1,267)	(1,267)
Surrender of restricted shares of common stock	(1,375)		(17)				(17)
Common stock awarded under the equity incentive plan	2,500		28		(28)		—
Common stock repurchased	(1,428)		(16)				(16)
Common stock options exercised	7,100		59				59
Stock option expense			15				15
Amortization of restricted stock					31		31
Cash dividends ($0.16 per share)				(843)			(843)
Balance, March 31, 2017	5,266,895	$53	$55,032	$10,138	$(190)	$(653)	$64,380
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended March 31, 2017 and 2016 (As Restated)
(in thousands, except per share data)

	Six Months Ended
	March 31, 2017	March 31, 2016 (As Restated)
Cash flows from operating activities:
Net income attributable to common stockholders	$1,874	$1,522
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	483	620
Depreciation	466	390
Provision for loan losses	—	75
Net realized gain on sale of securities	(29)	(4)
Amortization of core deposit intangible	81	35
Amortization of restricted stock	31	53
Stock based compensation expense	15	32
Loss on sale of office properties	2	—
Provision for deferred income taxes	450	267
Net losses from disposals of foreclosed properties	(5)	(79)
Increase in accrued interest receivable and other assets	(405)	(1,521)
(Decrease) increase in other liabilities	(1,700)	18
Total adjustments	(611)	(114)
Net cash provided by operating activities	1,263	1,408
Cash flows from investing activities:
Purchase of investment securities	(15,739)	(14,404)
Purchase of bank owned life insurance	(3,500)	—
Net increase in interest-bearing deposits	—	—
Proceeds from sale of securities available for sale	10,644	3,725
Principal payments on investment securities	3,968	5,289
Proceeds from sale of non-marketable equity securities	953	—
Purchase of non-marketable equity securities	(331)	—
Proceeds from sale of foreclosed properties	429	610
Net decrease (increase) in loans	38,773	(348)
Net capital expenditures	(298)	(518)
Net cash received from branch acquisition	—	10,001
Net cash received from sale of office properties	7	—
Net cash provided by investing activities	34,906	4,355
Cash flows from financing activities:
Net increase in Federal Home Loan Bank advances	1,200	2,583
Net decrease in deposits	(26,748)	(9,596)
Surrender of restricted shares of common stock	(17)	(42)
Exercise of common stock options	59	95
Termination of director retirement plan/supplemental executive retirement plan	—	(34)
Repurchase shares of common stock	(16)	—
Cash dividends paid	(843)	(629)
Net cash used in financing activities	(26,365)	(7,623)
Net increase (decrease) in cash and cash equivalents	9,804	(1,860)
Cash and cash equivalents at beginning of period	10,046	23,872
Cash and cash equivalents at end of period	$19,850	$22,012
Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$2,132	$1,887
Interest on borrowings	$438	$327
Income taxes	$471	$1,123
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$340	$461
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
The Bank is a national banking association (a "National Bank") and operates under the title of Citizens Community Federal National Association ("Citizens Community Federal N.A."). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis (the "FRB"), and operates under the title of Citizens Community Bancorp, Inc. The U.S. Office of the Comptroller of the Currency (the "OCC"), is the primary federal regulator for the Bank.
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary. The Bank originates commercial, agricultural, residential, consumer and commercial and industrial (C&I) loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 16 full-service offices, 14 stand-alone locations and 2 branches located inside Walmart Supercenters. As previously announced, one branch office located in Lake Orion, Michigan, will be closing on June 28, 2017. A second branch office located in Ridgeland, Wisconsin, will be closing on June 30, 2017. After the branch closures, the Bank will operate 14 full-service offices, 12 stand-alone locations and 2 branches predominantly located inside Walmart Supercenters.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date as of March 31, 2017 and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

On March 17, 2017, Citizens Community Bancorp, Inc. ("The Company") and Wells Financial Corp., a Minnesota corporation (“Wells”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, Wells will merge with and into CCBI with CCBI surviving the merger (the “Merger”) in a transaction valued at approximately $39,800.

Pursuant to the terms and subject to the conditions of the Merger Agreement, which has been approved by the boards of directors of each of CCBI and Wells, the Merger Agreement provides for the payment to Wells stockholders of total consideration of $51.00 per share, consisting of (i) $41.31 in cash and (ii) .7636 shares of CCBI common stock. The stock consideration is subject to a pricing collar adjustment in certain circumstances based on CCBI’s common stock price at the time of closing. In the event of a termination of the Merger Agreement,Wells may be required to pay a termination fee of $1,600.

At the closing of the Merger Agreement, Wells Federal Bank, a Minnesota state-chartered bank and a wholly-owned subsidiary of Wells (“Wells Bank”) and Citizens Community Federal N.A. ("The Bank"), will enter into an Agreement and Plan of Merger pursuant to which Wells Bank will merge with and into CCFBank, with CCFBank surviving the bank merger.

The Merger Agreement contains customary representations, warranties and covenants made by each of Wells and

CCBI. Completion of the Merger is subject to certain conditions, including, among others, (i) the approval of the Merger
Agreement by Wells’ stockholders; (ii) the absence of governmental orders prohibiting or actions seeking to prohibit the
Merger; (iii) the receipt of certain governmental and regulatory approvals; (iv) the absence of an event that would have or could reasonably be expected to have a material adverse effect on Wells or CCBI; and (v) the receipt by Wells of certain third-party consents. The Merger is expected to close during the fourth fiscal quarter of 2017.
The accompanying consolidated interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Unless otherwise stated herein, and except for shares and per share amounts, all amounts are in thousands.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed on December 29, 2016, we have restated the unaudited interim and audited annual financial statements for the fiscal years ended September 30, 2014 and 2015 and the quarterly periods ended December 31, 2015, March 31, 2016 and June 30, 2016 (the “Restated Periods”) due to errors identified in such financial statements related to the accrual for professional expenses for the Restated Periods. The effect of these restatements on the Company's quarterly consolidated statements of operations for the three and six months ended March 31, 2016 compared to the initially reported results, are as follows: Total non-interest expense increased by $43 for the quarter ended March 31, 2016 and $64 for the six months ended March 31, 2016. Net income decreased by $26 for the quarter ended March 31, 2016 and $39 for the six months ended March 31, 2016. The effects of the restatements on the Company's consolidated balance sheets, consolidated statements of cash flows and earnings per share for the restated three and six months ended March 31, 2016 were not material. For additional details on the effects of the restatement on certain line items within our previously reported financial statements during the Restated Periods, please refer to the following portions of this Quarterly Report on Form 10-Q: Part 1, Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures, as well as the following portions of our Annual Report on Form 10-K: Explanatory Note Regarding Restatement; Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements, and Item 9A Controls and Procedures.
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
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuer is assessed. Significant inputs used to measure the amount of other-than-temporary impairment related to credit loss include, but are not limited to, default and delinquency rates of the underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value of available for sale securities that are considered temporary are recorded as separate components of equity, net of tax. If the unrealized loss of a security is identified as other-than-

temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Unrealized losses on available for sale securities, other than credit, will continue to be recognized in other comprehensive income (loss), net of tax.
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

Loans Acquired through Business Combination with Deteriorated Credit Quality - ASC Topic 310-30, "Loan and Debt Securities Acquired with Deteriorated Credit Quality", applies to loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that we will be unable to collect all contractually required payments receivable. In accordance with this guidance, these loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield”, is recognized as interest income over the life of the loans using a method that approximates the level-yield method. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference”, are not recognized as a yield adjustment, a loss accrual, or a valuation allowance, Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairments. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.
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
Recent Accounting Pronouncements - In March 2017, the FASB issued Accounting Standards Update ("ASU") 2017-08, "Receivables--Nonrefundable fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities". ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. For public entities, ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has not yet evaluated the potential effects of adopting ASU 2017-08 on the Company’s consolidated results of operations, financial position or cash flows.
In February 2017, the FASB issued ASU 2017-05, "Other Income--Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets. ASU 2017-05 clarifies previously issued ASU 2014-09, primarily with respect to (a) derecognition of an in substance non-financial asset, and (b) partial sales of non-financial assets. For public entities, ASU 2017-05 is effective at the same time of adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is for annual reporting periods beginning after December 15, 2017 and related interim periods. Early adoption is not permitted. The Company expects the adoption of ASU 2017-05 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In January, 2017, the FASB issued ASU 2017-04, "Intangibles--Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 intends to simplify how an entity is required to test goodwill impairment. For public entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and any related interim annual goodwill impairment tests thereon. The Company expects the adoption of ASU 2017-04 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In January, 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU 2017-01 narrows the definition of a "business" with respect to accounting for business combinations. For public entities, ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company expects the adoption of ASU 2017-01 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In June, 2016 the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the excepted credit losses on financial instruments and other commitments to extend credit. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has not yet evaluated the potential effects of adopting ASU 2016-13 on the Company’s consolidated results of operations, financial position or cash flows. We are currently assessing the impact of the standard and evaluating credit loss models. We expect a significant effort to develop new or modified credit loss models and that the timing of the recognition of credit losses will accelerate under the new standard.
In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 is intended to address certain specific issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition with respect to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” For public entities, ASU 2016-12 is effective on a retrospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company expects the adoption of ASU 2016-12 will have no material effect on the Company's consolidated results of operations, financial position or cash flows. This guidance does not apply to revenue associated with financial instruments, including loans, securities and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for the elements of the statement of operations associated with financial instruments, including securities gains, interest income, and interest expense. However, we do believe that the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are within the scope of the guidance included in non-interest income; such as service charges, payment processing fees, and other service fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations.
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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the provisions of ASU 2016-02, but expects to report increased assets and liabilities as a result of reporting additional leases on the Company's consolidated balance sheet.
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2017 and September 30, 2016:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Investment securities:
U.S. government agency obligations	$14,576	$—	$14,576	$—
Obligations of states and political subdivisions	32,119	—	32,119	—
Mortgage-backed securities	32,181	—	32,181	—
Federal Agricultural Mortgage Corporation	114	—	114	—
Trust preferred securities	379	—	—	379
Total	$79,369	$—	$78,990	$379
September 30, 2016
Investment securities:
U.S. government agency obligations	$16,407	$—	$16,407	$—
Obligations of states and political subdivisions	34,012	—	34,012	—
Mortgage-backed securities	29,247	—	29,247	—
Federal Agricultural Mortgage Corporation	81	—	81	—
Trust preferred securities	376	—	—	376
Total	$80,123	$—	$79,747	$376

The following table presents additional information about the security available for sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended March 31, 2017 and year ended September 30, 2016:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available for sale	Six months ended March 31, 2017	Year ended September 30, 2016
Balance, beginning of period	$376	$—
Payments received	—	—
Total gains or losses (realized/unrealized)
Included in earnings	3	—
Included in other comprehensive income	—	—
Transfers in and/or out of Level 3	—	376
Balance, end of period	$379	$376

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2017 and September 30, 2016:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Foreclosed and repossessed assets, net	$692	$—	$—	$692
Impaired loans with allocated allowances	2,170	—	—	—
Total	$2,862	$—	$—	$692
September 30, 2016
Foreclosed and repossessed assets, net	$776	$—	$—	$776
Impaired loans with allocated allowances	2,412	—	—	2,412
Total	$3,188	$—	$—	$3,188
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
March 31, 2017.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
March 31, 2017
Foreclosed and repossessed assets, net	$692	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,170	Appraisal value	Estimated costs to sell	10 - 15%
September 30, 2016
Foreclosed and repossessed assets, net	$776	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,412	Appraisal value	Estimated costs to sell	10 - 15%
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
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN acquisition approximates the fair value of the loans at March 31, 2017. The fair value of loans is considered to be a level 3 measurement.
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
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date and represents a level 1 measurement. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of fixed rate certificate accounts acquired through the CBN acquisition approximates the fair value of the certificates at March 31, 2017 and represents a level 3 measurement.
Federal Home Loan Bank ("FHLB") Advances
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

		March 31, 2017		September 30, 2016
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level 1)	$19,850	$19,850	$10,046	$10,046
Interest-bearing deposits	(Level 1)	745	754	745	760
Securities available for sale	See above	79,369	79,369	80,123	80,123
Securities held to maturity	(Level II)	5,984	6,117	6,669	6,944
Non-marketable equity securities, at cost	(Level II)	4,412	4,412	5,034	5,034
Loans receivable, net	(Level III)	528,973	537,658	568,371	585,679
Accrued interest receivable	(Level 1)	1,982	1,982	2,032	2,032
Financial liabilities:
Deposits	(Level III)	$530,929	$534,646	$557,677	$561,919
FHLB advances	(Level III)	60,491	60,233	59,291	59,557
Other borrowings	(Level 1)	11,000	11,000	11,000	11,000
Other liabilities	(Level 1)	1,489	1,489	3,231	3,231
Accrued interest payable	(Level 1)	164	164	122	122

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

Below is a summary of originated and acquired loans by type and risk rating as of March 31, 2017:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$141,894	$—	$1,965	$—	$—	$143,859
Commercial/Agricultural real estate:
Commercial real estate	75,510	—	—	—	—	75,510
Agricultural real estate	6,817	—	—	—	—	6,817
Multi-family real estate	17,538	—	—	—	—	17,538
Construction and land development	13,166	—	—	—	—	13,166
Consumer non-real estate:
Originated indirect paper	102,821	9	190	—	1	103,021
Purchased indirect paper	38,201	—	—	—	—	38,201
Other Consumer	15,883	—	152	—	—	16,035
Commercial/Agricultural non-real estate:
Commercial non-real estate	20,076	—	160	—	—	20,236
Agricultural non-real estate	10,174	460	93	—	—	10,727
Total originated loans	$442,080	$469	$2,560	$—	$1	$445,110
Acquired Loans:
Residential real estate:
One to four family	$21,674	$473	$152	$—	$—	$22,299
Commercial/Agricultural real estate:
Commercial real estate	26,780	33	430	—	—	27,243
Agricultural real estate	17,203	10	4,112	—	—	21,325
Multi-family real estate	—	—	—	—	—	—
Construction and land development	2,125	—	123	—	—	2,248
Consumer non-real estate:
Other Consumer	494	4	3	—	—	501
Commercial/Agricultural non-real estate:
Commercial non-real estate	10,540	—	1,390	—	—	11,930
Agricultural non-real estate	4,115	7	99	—	—	4,221
Total acquired loans	$82,931	$527	$6,309	$—	$—	$89,767
Total Loans:
Residential real estate:
One to four family	$163,568	$473	$2,117	$—	$—	$166,158
Commercial/Agricultural real estate:
Commercial real estate	102,290	33	430	—	—	102,753
Agricultural real estate	24,020	10	4,112	—	—	28,142
Multi-family real estate	17,538	—	—	—	—	17,538
Construction and land development	15,291	—	123	—	—	15,414
Consumer non-real estate:
Originated indirect paper	102,821	9	190	—	1	103,021
Purchased indirect paper	38,201	—	—	—	—	38,201
Other Consumer	16,377	4	155	—	—	16,536
Commercial/Agricultural non-real estate:
Commercial non-real estate	30,616	—	1,550	—	—	32,166
Agricultural non-real estate	14,289	467	192	—	—	14,948
Gross loans	$525,011	$996	$8,869	$—	$1	$534,877
Less:
Net deferred loan costs (fees)						(69)
Allowance for loan losses						(5,835)
Loans receivable, net						$528,973

Below is a summary of originated loans by type and risk rating as of September 30, 2016:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$159,244	$—	$1,632	$—	$85	$160,961
Commercial/Agricultural real estate:
Commercial real estate	58,768	—	—	—	—	58,768
Agricultural real estate	3,418	—	—	—	—	3,418
Multi-family real estate	18,935	—	—	—	—	18,935
Construction and land development	12,977	—	—	—	—	12,977
Consumer non-real estate:
Originated indirect paper	118,809	10	254	—	—	119,073
Purchased indirect paper	49,221	—	—	—	—	49,221
Other Consumer	18,889	—	37	—	—	18,926
Commercial/Agricultural non-real estate:
Commercial non-real estate	17,790	—	179	—	—	17,969
Agricultural non-real estate	9,994	—	—	—	—	9,994
Total originated loans	$468,045	$10	$2,102	$—	$85	$470,242
Acquired Loans:
Residential real estate:
One to four family	$25,613	$603	$561	$—	$—	$26,777
Commercial/Agricultural real estate:
Commercial real estate	29,607	167	398	—	—	30,172
Agricultural real estate	21,922	11	2,847	—	—	24,780
Multi-family real estate	200	—	—	—	—	200
Construction and land development	3,487	—	116	—	—	3,603
Consumer non-real estate:
Other Consumer	746	11	32	—	—	789
Commercial/Agricultural non-real estate:
Commercial non-real estate	13,010	11	11	—	—	13,032
Agricultural non-real estate	4,546	7	100	—	—	4,653
Total acquired loans	$99,131	$810	$4,065	$—	$—	$104,006
Total Loans:
Residential real estate:
One to four family	$184,857	$603	$2,193	$—	$85	$187,738
Commercial/Agricultural real estate:
Commercial real estate	88,375	167	398	—	—	88,940
Agricultural real estate	25,340	11	2,847	—	—	28,198
Multi-family real estate	19,135	—	—	—	—	19,135
Construction and land development	16,464	—	116	—	—	16,580
Consumer non-real estate:
Originated indirect paper	118,809	10	254	—	—	119,073
Purchased indirect paper	49,221	—	—	—	—	49,221
Other Consumer	19,635	11	69	—	—	19,715
Commercial/Agricultural non-real estate:
Commercial non-real estate	30,800	11	190	—	—	31,001
Agricultural non-real estate	14,540	7	100	—	—	14,647
Gross loans	$567,176	$820	$6,167	$—	$85	$574,248
Less:
Net deferred loan costs (fees)						191
Allowance for loan losses						(6,068)
Loans receivable, net						$568,371

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
Changes in the ALL by loan type for the periods presented below were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Six Months Ended March 31, 2017:
Allowance for Loan Losses:
Beginning balance, October 1, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Charge-offs	(110)	—	(239)	(2)	—	(351)
Recoveries	4	—	113	1	—	118
Provision	—	—	—	—	—	—
Allowance allocation adjustment	(226)	305	(187)	3	105	—
Total Allowance on originated loans	$1,707	$2,188	$1,153	$654	$133	$5,835
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, March 31, 2017	$1,707	$2,188	$1,153	$654	$133	$5,835
Allowance for Loan Losses at March 31, 2017:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$359	$—	$59	$47	$—	$465
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,348	$2,188	$1,094	$607	$133	$5,370
Loans Receivable as of March 31, 2017:						—
Ending balance of originated loans	$143,546	$112,016	$158,867	$30,612	$—	$445,041
Ending balance of purchased credit-impaired loans	250	1,832	4	932	—	3,018
Ending balance of other acquired loans	22,049	48,984	497	15,219	—	86,749
Ending balance of loans	$165,845	$162,832	$159,368	$46,763	$—	$534,808
Ending balance: individually evaluated for impairment	$4,481	$—	$631	$713	$—	$5,825
Ending balance: collectively evaluated for impairment	$161,364	$162,832	$158,737	$46,050	$—	$528,983

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer and other Non-real Estate	Unallocated	Total
Six months ended March 31, 2016:
Allowance for Loan Losses:
Beginning balance, October 1, 2015	$2,364	$1,617	$2,263	$252	$6,496
Charge-offs	(55)	—	(308)	—	(363)
Recoveries	4	—	91	—	95
Provision	30	10	35	—	75
Allowance allocation adjustment	(420)	208	182	30	—
Ending balance, March 31, 2016	$1,923	$1,835	$2,263	$282	$6,303
Allowance for Loan Losses at March 31, 2016:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$136	$—	$26	$—	$162
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,787	$1,835	$2,237	$282	$6,141
Loans Receivable as of March 31, 2016:					—
Ending balance of loans	$172,915	$85,821	$207,756	$—	$466,492
Ending balance: individually evaluated for impairment	$4,429	$—	$704	$—	$5,133
Ending balance: collectively evaluated for impairment	$168,486	$85,821	$207,052	$—	$461,359
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
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. At March 31, 2017, the maximum credit limit for these purchased consumer loans was $50,000. As of March 31, 2017, the balance of these purchased consumer loans was $38,201 compared to $49,221 as of September 30, 2016. As of September 30, 2016, purchases from the third party ceased and it is unlikely that we will make any future purchases. The balance in the cash reserve account has reached the maximum allowed balance of $1,000, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, the Company has not charged off or experienced losses related to the purchased loans.
The weighted average rate earned on these purchased consumer loans was 4.26% as of March 31, 2017. From March 2014 through December 2015, the rate earned for all new loan originations of these purchased consumer loans was 4.00%. As of January 2016, new loans purchased were at an interest rate of 4.25% due to the increase in the Prime Rate.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Residential Real Estate		Commercial/Agriculture Real Estate Loans		Consumer non-Real Estate		Commercial/Agriculture non-Real Estate		Totals
	March 31, 2017	September 30, 2016	March 31, 2017	September 30, 2016	March 31, 2017	September 30, 2016	March 31, 2017	September 30, 2016	March 31, 2017	September 30, 2016
Performing loans
Performing TDR loans	$2,684	$3,955	$—	$1,378	$340	$288	$43	$1,478	$3,067	$7,099
Performing loans other	161,514	181,734	160,024	148,803	158,781	189,641	45,079	43,892	525,398	564,070
Total performing loans	164,198	185,689	160,024	150,181	159,121	189,929	45,122	45,370	528,465	571,169

Nonperforming loans (1)
Nonperforming TDR loans	369	516	—	948	35	43	—	99	404	1,606
Nonperforming loans other	1,278	1,227	2,808	—	212	258	1,641	179	5,939	1,664
Total nonperforming loans	1,647	1,743	2,808	948	247	301	1,641	278	6,343	3,270
Total loans	$165,845	$187,432	$162,832	$151,129	$159,368	$190,230	$46,763	$45,648	$534,808	$574,439

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s residential real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of March 31, 2017 and September 30, 2016, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
March 31, 2017
Residential real estate:
One to four family	$1,558	$—	$1,424	$2,982	$163,176	$166,158	$1,212	$435
Commercial/Agricultural real estate:
Commercial real estate	176	4	103	283	102,470	102,753	341	—
Agricultural real estate	20	31	2,364	2,415	25,727	28,142	2,364	—
Multi-family real estate	148	—	—	148	17,390	17,538	—	—
Construction and land development	—	—	34	34	15,380	15,414	103	—
Consumer non-real estate:
Originated indirect paper	346	30	27	403	102,618	103,021	72	6
Purchased indirect paper	715	208	121	1,044	37,157	38,201	—	121
Other Consumer	33	47	26	106	16,430	16,536	34	14
Commercial/Agricultural non-real estate:
Commercial non-real estate	67	—	137	204	31,962	32,166	1,551	—
Agricultural non-real estate	66	—	90	156	14,792	14,948	90	—
Total	$3,129	$320	$4,326	$7,775	$527,102	$534,877	$5,767	$576
September 30, 2016
Residential real estate:
One to four family	$1,062	$892	$1,238	$3,192	$184,546	$187,738	$1,595	$123
Commercial/Agricultural real estate:
Commercial real estate	33	83	367	483	88,457	88,940	483	—
Agricultural real estate	—	—	623	623	27,575	28,198	623	—
Multi-family real estate	—	—	—	—	19,135	19,135	—	—
Construction and land development	27	—	35	62	16,518	16,580	—	—
Consumer non-real estate:
Originated indirect paper	204	30	122	356	118,717	119,073	158	53
Purchased indirect paper	338	286	199	823	48,398	49,221	—	199
Other Consumer	104	16	34	154	19,561	19,715	54	5
Commercial/Agricultural non-real estate:
Commercial non-real estate	9	2	155	166	30,835	31,001	188	—
Agricultural non-real estate	—	60	90	150	14,497	14,647	90	—
Total	$1,777	$1,369	$2,863	$6,009	$568,239	$574,248	$3,191	$380

At March 31, 2017, the Company has identified impaired loans of $8,843, consisting of $3,471 TDR loans, $3,018 purchased credit impaired loans, and $2,354 substandard non-TDR loans. The $8,843 total of impaired loans includes $1,636 of performing TDR loans. At September 30, 2016, the Company has identified $3,733 of originated TDR loans, $4,972 acquired TDR loans and $1,664 of substandard loans as impaired, totaling $10,369, which includes $3,218 of performing originated, and $3,881 performing acquired TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of March 31, 2017 and September 30, 2016 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2017
With No Related Allowance Recorded:
Residential real estate	$2,976	$2,976	$—	$3,392	$21
Commercial/agriculture real estate	1,832	1,832	—	2,079	—
Consumer non-real estate	357	357	—	302	10
Commercial/agricultural non-real estate	1,508	1,508	—	1,543	22
Total	$6,673	$6,673	$—	$7,316	$53
With An Allowance Recorded:
Residential real estate	$1,755	$1,755	$359	$1,823	$16
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	278	278	59	310	—
Commercial/agricultural non-real estate	137	137	47	158	—
Total	$2,170	$2,170	$465	$2,291	$16
March 31, 2017 Totals:
Residential real estate	$4,731	$4,731	$359	$5,215	$37
Commercial/agriculture real estate	1,832	1,832	—	2,079	—
Consumer non-real estate	635	635	59	612	10
Commercial/agricultural non-real estate	1,645	1,645	47	1,701	22
Total	$8,843	$8,843	$465	$9,607	$69

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2016
With No Related Allowance Recorded:
Residential real estate	$3,807	$3,807	$—	$3,817	$132
Commercial/agriculture real estate	2,326	2,326	—	2,326	27
Consumer non-real estate	247	247	—	451	36
Commercial/agricultural non-real estate	1,577	1,577	—	1,577	42
Total	$7,957	$7,957	$—	$8,171	$237
With An Allowance Recorded:
Residential real estate	$1,891	$1,891	$503	$1,808	$50
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	342	342	76	339	10
Commercial/agricultural non-real estate	179	179	27	36	1
Total	$2,412	$2,412	$606	$2,183	$61
September 30, 2016 Totals:
Residential real estate	$5,698	$5,698	$503	$5,625	$182
Commercial/agriculture real estate	2,326	2,326	—	2,326	27
Consumer non-real estate	589	589	76	790	46
Commercial/agricultural non-real estate	1,756	1,756	27	1,613	43
Total	$10,369	$10,369	$606	$10,354	$298
Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include, but are not limited to, an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 3 delinquent TDRs greater than 60 days past due with a recorded investment of $309 at March 31, 2017, compared to 3 such loans with a recorded investment of $226 at September 30, 2016.
Following is a summary of TDR loans by accrual status as of March 31, 2017 and September 30, 2016. There were no TDR commitments or unused lines of credit as of March 31, 2017.

	March 31, 2017	September 30, 2016
Troubled debt restructure loans:
Accrual status	$3,067	$3,218
Non-accrual status	404	515
Total	$3,471	$3,733

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the six months ended March 31, 2017 and the year ended September 30, 2016:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Six months ended March 31, 2017
TDRs:
Residential real estate	3	$—	$—	$73	$57	$130	$130	$—
Commercial/Agricultural real estate	—	—	—	—	—	—	—	—
Consumer non-real estate	3	—	—	4	24	28	28	—
Commercial/Agricultural non-real estate	1	—	—	—	43	43	43	—
Totals	7	$—	$—	$77	$124	$201	$201	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Year ended September 30, 2016
TDRs:
Residential real estate	4	$37	$—	$359	$—	$396	$396	$74
Commercial/Agricultural real estate	—	—	—	—	—	—	—	—
Consumer non-real estate	3	—	—	21	—	21	21	—
Commercial/Agricultural non-real estate	—	—	—	—	—	—	—	—
Totals	7	$37	$—	$380	$—	$417	$417	$74
A summary of loans by loan segment modified in a troubled debt restructuring as of March 31, 2017 and September 30, 2016, was as follows:

	March 31, 2017		September 30, 2016
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	29	$3,110	32	$3,413
Commercial/Agricultural real estate	—	—	—	—
Consumer non-real estate	23	318	21	320
Commercial/Agricultural non-real estate	1	43	—	—
Total troubled debt restructurings	53	$3,471	53	$3,733

The following table provides information related to restructured loans that were considered in default as of March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	4	$369	9	$516
Commercial/Agricultural real estate	—	—	6	948
Consumer non-real estate	4	35	4	43
Commercial/Agricultural non-real estate	—	—	2	99
Total troubled debt restructurings	8	$404	21	$1,606
Included above are three TDR loans that became in default during the three months ended March 31, 2017.
All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

March 31, 2017
Accountable for under ASC 310-30 (Purchased Credit Impaired "PCI" loans)
Outstanding balance	$3,018
Carrying amount	$1,754
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$86,749
Carrying amount	$86,574
Total acquired loans
Outstanding balance	$89,767
Carrying amount	$88,328
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30:

March 31, 2017
Balance at beginning of period	$192
Acquisitions	—
Reduction due to unexpected early payoffs	—
Reclass from non-accretable difference	—
Disposals/transfers	—
Accretion	(17)
Balance at end of period	$175

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of March 31, 2017 and September 30, 2016, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
U.S. government agency obligations	$15,125	$11	$560	$14,576
Obligations of states and political subdivisions	32,392	54	327	32,119
Mortgage-backed securities	32,491	81	391	32,181
Federal Agricultural Mortgage Corporation	70	44	—	114
Trust preferred securities	379	—	—	379
Total available for sale securities	$80,457	$190	$1,278	$79,369

September 30, 2016
U.S. government agency obligations	$16,388	$48	$29	$16,407
Obligations of states and political subdivisions	33,405	630	23	34,012
Mortgage-backed securities	28,861	389	3	29,247
Federal Agricultural Mortgage Corporation	70	11	—	81
Trust preferred securities	376	$—	$—	376
Total available for sale securities	$79,100	$1,078	$55	$80,123

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Obligations of states and political subdivisions	$1,313	$16	$—	$1,329
Mortgage-backed securities	4,671	120	3	4,788
Total held to maturity securities	$5,984	$136	$3	$6,117

September 30, 2016
Obligations of states and political subdivisions	$1,315	$20	$—	$1,335
Mortgage-backed securities	5,354	255	—	5,609
Total held to maturity securities	$6,669	$275	$—	$6,944
As of March 31, 2017, the Bank has pledged U.S. Government Agency and mortgage backed securities with a book value of $2,958 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of March 31, 2017, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2017, the Bank has pledged U.S. Government Agency securities with a book value of $7,822 and mortgage-backed securities with a book value of $23,413 as collateral against specific municipal deposits.
In March 2017, the Bank received litigation settlement proceeds from a JP Morgan Residential Mortgage Backed Security (RMBS) claim in the amount of $283. The $283 is included in non-interest income under the caption "Settlement proceeds" for the current three and six months ended, March 31, 2017, on the Consolidated Statement of Operations. This JP Morgan RMBS was previously owned by the Bank and sold in 2011.

The estimated fair value of securities at March 31, 2017 and September 30, 2016, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	March 31, 2017		September 30, 2016
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$235	$235	$230	$230
Due after one year through five years	13,190	13,151	14,463	14,546
Due after five years through ten years	30,294	29,792	28,289	28,798
Due after ten years	36,738	36,191	36,118	36,549
Total available for sale securities	$80,457	$79,369	$79,100	$80,123

	March 31, 2017		September 30, 2016
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,313	$1,329	$1,315	$1,335
Due after five years through ten years	2,908	2,961	1,504	1,559
Due after ten years	1,763	1,827	3,850	4,050
Total held to maturity securities	$5,984	$6,117	$6,669	$6,944

Securities with unrealized losses at March 31, 2017 and September 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2017
U.S. government agency obligations	$11,492	$539	$2,198	$21	$13,690	$560
Obligations of states and political subdivisions	21,537	298	857	29	22,394	327
Mortgage-backed securities	24,323	364	1,006	27	25,329	391
Total	$57,352	$1,201	$4,061	$77	$61,413	$1,278
September 30, 2016
U.S. government agency obligations	$4,039	$4	$2,494	$25	$6,533	$29
Obligations of states and political subdivisions	2,885	7	1,338	15	4,223	22
Mortgage-backed securities	1,385	1	1,137	3	2,522	4
Total	$8,309	$12	$4,969	$43	$13,278	$55

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2017
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	431	3	—	—	431	3
Total	$431	$3	$—	$—	$431	$3
September 30, 2016
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at March 31, 2017 and September 30, 2016 was as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	March 31,		September 30,
Ended September 30,	2017		2016
2017	$56,491	0.93%	$45,461	0.86%
2018	4,000	0.99%	6,100	2.24%
2019	—	—%	7,730	1.41%
Total fixed maturity	$60,491	0.93%	$59,291	1.07%
Advances with amortizing principal	—	—%	—	—%
Total advances	$60,491	0.93%	$59,291	1.07%
Irrevocable standby letters of credit	$8,040		$10,560
Total credit outstanding	$68,531		$69,851

Other borrowings maturing during the fiscal year ended September 30, 2021	$11,000	3.76%	$11,000	3.44%
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances.
At March 31, 2017, the Bank’s available and unused portion of this borrowing arrangement was approximately $73,885. In March 2017, the Bank prepaid $9,830 in FHLB borrowings with an average rate of 2.10% and average remaining maturity of 13.17 months. The prepayment fee totaled $104 and is included in other non-interest expense for the current three and six months ended, March 31, 2017, on the Consolidated Statement of Operations. The Bank replaced these FHLB borrowings with shorter term borrowings maturing in one month at 0.75%. The weighted average remaining term of the borrowings at March 31, 2017 is 2.59 months compared to 8.32 months at September 30, 2016.
Maximum month-end amounts outstanding were $74,291 and $63,974 during the six month periods ended March 31, 2017 and 2016, respectively.
Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. These advances are secured by $185,852 of real estate mortgage loans.
On May 16, 2016, the Company entered into a Loan Agreement with First Tennessee Bank National Association ("FTB") evidencing an $11,000 term loan maturing on May 15, 2021. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of Community Bank of Northern Wisconsin. The Loan bears interest based on LIBOR, and is payable in accordance with the terms and provisions of the term note.

On September 30, 2016, the Company entered into an Amended and Restated Loan Agreement with FTB whereby FTB extended a $3,000 revolving line of credit to the Company for the purpose of financing its previously announced stock repurchase program. At March 31, 2017, the available and unused portion of this borrowing arrangement was $3,000. Under the stock repurchase program, the Company may repurchase up to 525,200 shares of its common stock or approximately
10% of its current outstanding shares, from time to time through October 1, 2017. As of March 31, 2017, 1,428 shares have been repurchased.
NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Six months ended March 31, 2017	Six months ended March 31, 2016 (As Restated)
Current tax provision
Federal	$385	$431
State	91	120
	476	551
Deferred tax provision
Federal	384	223
State	66	44
	450	267
Total	$926	$818
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Six months ended March 31, 2017		Six months ended March 31, 2016 (As Restated)
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$951	34.0%	$796	34.0%
State income taxes net of federal taxes	158	5.6	122	5.2
Tax exempt interest	(113)	(4.0)	(76)	(3.2)
Bank owned life insurance	(60)	(2.1)	—	—
Other	(10)	(0.4)	(24)	(1.0)
Total	$926	33.1%	$818	35.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of March 31, 2017 and September 30, 2016, respectively:

	March 31, 2017	September 30, 2016
Deferred tax assets:
Allowance for loan losses	$2,286	$2,377
Deferred loan costs/fees	63	77
Director/officer compensation plans	76	299
Net unrealized loss on securities available for sale	435	—
Economic performance accruals	—	131
Other	152	177
Deferred tax assets	3,012	3,061
Deferred tax liabilities:
Office properties and equipment	(256)	(291)
Net unrealized gain on securities available for sale	—	(409)
Other	(98)	(98)
Deferred tax liabilities	(354)	(798)
Net deferred tax assets	$2,658	$2,263
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies,” above. At March 31, 2017 and September 30, 2016, respectively, management determined that no valuation allowance was necessary for any of the deferred tax assets.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of March 31, 2017, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2012 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the six month periods ended March 31, 2017 and 2016, the Company did not recognize any interest or penalties related to income tax issues in its consolidated statements of operations. The Company had a recorded liability of $0 and $24, which is included in other liabilities in its consolidated balance sheets, for the payment of interest and penalties related to income tax issues as of March 31, 2017 and September 30, 2016 respectively.
NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of March 31, 2017, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At March 31, 2017, 284,778 options had been granted under this plan to eligible participants.

In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of March 31, 2017, 46,591 restricted shares under this plan were granted. As of March 31, 2017, 150,000 options had been granted to eligible participants.
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
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $15 and $31 for the three and six months ended March 31, 2017, respectively. Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $26 and $53 for the three and six months ended March 31, 2016, respectively.
Restricted Common Stock Award

	March 31, 2017		September 30, 2016
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of fiscal year	23,159	$9.59	46,857	$7.59
Granted	2,500	11.04	11,591	10.98
Vested	(3,532)	7.96	(13,127)	7.17
Forfeited	—	—	(22,162)	7.54
Unvested and outstanding fiscal to date	22,127	$10.01	23,159	$9.59
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to both plans for the three and six month periods ended March 31, 2017 was $8 and $15, respectively. The compensation cost recognized for stock-based employee compensation related to both plans for the three and six month periods ended March 31, 2016 was $16 and $32, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2017
Outstanding at September 30, 2016	140,706	$8.67
Granted	—	—
Exercised	(7,100)	8.28
Forfeited or expired	—
Outstanding at March 31, 2017	133,606	$8.69	6.70
Exercisable at March 31, 2017	62,612	$7.58	4.47	$392
Fully vested and expected to vest	133,606	$8.69	6.70	$693
2016
Outstanding at September 30, 2015	171,737	$7.46
Granted	55,000	10.00
Exercised	(43,515)
Forfeited or expired	(42,516)
Outstanding at September 30, 2016	140,706	$8.67	7.22
Exercisable at September 30, 2016	49,520	$7.27	4.09	$194
Fully vested and expected to vest	140,706	$8.67	7.22	$354
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2017	2016
Intrinsic value of options exercised	$30	$131
Cash received from options exercised	$59	$289
Tax benefit realized from options exercised	$—	$—
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2017	2016
Dividend yield	—%	1.02%
Risk-free interest rate	—%	1.7%
Weighted average expected life (years)	NA	10
Expected volatility	—%	5%

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the six months ended March 31, 2017 and 2016:

	2017			2016
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized (losses) gains arising during the period	$(2,140)	$856	$(1,284)	$831	$(333)	$498
Less: reclassification adjustment for gains included in net income	29	(12)	17	4	(1)	3
Defined benefit plans:
Amortization of unrecognized prior service costs and net losses	—	—	—	(58)	23	(35)
Other comprehensive (loss) income	$(2,111)	$844	$(1,267)	$777	$(311)	$466
The changes in the accumulated balances for each component of other comprehensive income (loss) for the twelve months ended September 30, 2016 and the six months ended March 31, 2017 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Accumulated Comprehensive Income (Loss)
Balance, October 1, 2015	$(249)	$35	$(214)
Current year-to-date other comprehensive income (loss), net of tax	863	(35)	828
Ending balance, September 30, 2016	$614	$—	$614
Current year-to-date other comprehensive loss, net of tax	(1,267)	—	(1,267)
Ending balance, March 31, 2017	$(653)	$—	$(653)
Reclassifications out of accumulated other comprehensive income (loss) for the six months ended March 31, 2017 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$29		Net gain on sale of available for sale securities
Tax Effect	(12)		Provision for income taxes
Total reclassifications for the period	$17		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

Reclassifications out of accumulated other comprehensive income for the six months ended March 31, 2016 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$4		Net gain on sale of available for sale securities
Tax Effect	(2)		Provision for income taxes
Total reclassifications for the period	$2		Net income attributable to common shareholders
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
In connection with the settlement of all obligations owed by the Company to the participants in the SERP and the DRP, the Company retained an independent consultant during the three months ended March 31, 2016 to perform an actuarial calculation of the final amount of the accumulated benefit owed by the Company to each plan participant. In making this calculation, the consultant made certain assumptions regarding the applicable discount rate to be used and regarding certain other relevant factors to determine the amount of the benefit obligation due each participant, in each case taking into account the terms of each participant’s negotiated plan benefit agreement and the terms of each plan. Differences between the amount of the projected accrued benefit obligation previously recorded by the Company in its consolidated financial statements in connection with these plans and the actual amount of the benefit obligation to be paid to the participants, based upon the calculations of the independent consultant, is recorded in the aggregate as a gain of $41 during the twelve months ended September 30, 2016 on the Consolidated Statements of Operations line item "Salaries and related benefits" as a reduction to the expense. As of March 31, 2017, the Company recorded a liability on the accompanying Consolidated Balance Sheet of $0 for the aggregate amount of the benefit obligation due plan participants.
The components of the SERP and Directors' Retirement plans' cost at March 31, 2017 and September 30, 2016 are summarized below.

	March 31, 2017	September 30, 2016
Beginning accrued benefit cost	$1,046	$1,120
Service cost	—	—
Interest cost	—	44
Amortization of prior service costs	—	1
Net plan termination Credit	—	(41)
Net periodic benefit cost	—	4
Benefits paid	(1,046)	(78)
Ending accrued benefit cost	$—	$1,046
Amounts recognized in consolidated balance sheets:

March 31, 2017
Pension obligation	$—

Prior service cost	—
Net loss (gain)	—
Total accumulated other comprehensive income, before tax	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our Form 10-K for the fiscal year ended September 30, 2016, which was filed on December 29, 2016, and the following:

•	risks related to the success of the Merger and integration of Wells into the Company’s operations;

•	the risk that the Merger may be more difficult, costly or time consuming or that the expected benefits are not realized;

•	the risk that the combined company may be unable to retain the Company and/or Wells personnel successfully after the Merger is completed;

•	the risk that regulatory approvals needed effect the Merger may not be received, may take longer than expected or may impose unanticipated conditions;

•	the possibility that the Merger Agreement may be terminated in accordance with its terms and may not be completed;

•	the risk that if the Merger were not completed it could negatively impact the stock price and the future business and financial results of the Company;

•	the transaction and merger-related costs in connection with the Merger;

•	litigation relating to the Merger, which could require the Company and Wells to incur significant costs and suffer management distraction, as well as delay and/or enjoin the Merger;

•	risks and uncertainties related to the restatement of our prior consolidated financial statements;

•	the possibility that our internal controls and procedures could fail or be circumvented;

•	conditions in the financial markets and economic conditions generally;

•	the possibility of a deterioration in the residential real estate markets;

•	interest rate risk;

•	lending risk;

•	the sufficiency of loan allowances;

•	changes in the fair value or ratings downgrades of our securities;

•	competitive pressures among depository and other financial institutions;

•	our ability to realize the benefits of net deferred tax assets;

•	our ability to maintain or increase our market share;

•	acts of terrorism and political or military actions by the United States or other governments;

•	legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank;

•	increases in FDIC insurance premiums or special assessments by the FDIC;

•	disintermediation risk;

•	our inability to obtain needed liquidity;

•	our ability to raise capital needed to fund growth or meet regulatory requirements;

•	our ability to attract and retain key personnel;

•	our ability to keep pace with technological change;

•	cybersecurity risks;

•	risks posed by acquisitions;

•	changes in accounting principles, policies or guidelines and their impact on financial performance;

•	restrictions on our ability to pay dividends; and

•	the potential volatility of our stock price.
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2017, and our consolidated results of operations for the six months ended March 31, 2017, compared to the same period in the prior fiscal year for the six months ended March 31, 2016. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2016. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
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

PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three and six month periods ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016 (As Restated)	2017	2016 (As Restated)
Net income as reported	$934	$675	$1,874	$1,522
EPS - basic, as reported	$0.18	$0.13	$0.36	$0.29
EPS - diluted, as reported	$0.17	$0.13	$0.35	$0.29
Cash dividends paid	$0.16	$0.12	$0.16	$0.12
Return on average assets (annualized)	0.56%	0.45%	0.55%	0.52%
Return on average equity (annualized)	5.91%	4.33%	5.83%	4.44%
Efficiency ratio, as reported (1)	78.33%	81.13%	78.94%	77.93%

(1)	The efficiency ratio is calculated as non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.
Key factors behind these results were:

•
Net interest income was $5,224 and $10,781 for the three and six month periods ended March 31, 2017, an increase of $597 or 12.90% and $1,601 or 17.44% from the prior comparable three and six month periods. The increases were primarily due to the increase in loan balances due to the CBN acquisition on May 16, 2016.

•
The net interest margin of 3.31% and 3.34% for the three and six months ended March 31, 2017 represents a 3 bp and 9 bp increase from a net interest margin of 3.28% and 3.25% for the three and six months ended March 31, 2016 due to higher yields on earning assets.

•
Total loans were $534,808 at March 31, 2017, a decrease of $39,631, or 6.90%, from their balances at September 30, 2016, due primarily to our increased focus on secondary market lending for one to four family residential loans and exiting the indirect lending business. Total deposits were $530,929 at March 31, 2017, a decrease of $26,748, or 4.80%, from their balances at September 30, 2016, mainly due to the announced closure of the four Eastern Wisconsin branches. Despite the decline in total deposits, demand deposits, both interest bearing and non-interest bearing, increased from their balances at September 30, 2016.

•
Net loan charge-offs decreased slightly from $268 for the six months ended March 31, 2016 to $233 for the six months ended March 31, 2017. Continued lower levels of net loan charge-offs in recent periods led to a decreased provision for loan losses of $0 for the six month period ended March 31, 2017, compared to $75 for the six months ended March 31, 2016. Annualized net loan charge-offs as a percentage of average loans were 0.08% for the six months ended March 31, 2017, compared to 0.12% for the six months ended March 31, 2016.

•
Non-interest income increased from $810 and $1,760 for the three and six months ended March 31, 2016 to $1,204 and $2,517 for the three and six months ended March 31, 2017, due to gains on payoffs from purchased credit impaired loans in the amount of $206, an increase in secondary market fee income generated from customer mortgage activity due to advantages over the ARM loan portfolio mortgage offerings, and an increase in commercial loan origination and servicing fee income. Additionally, in March 2017, the Bank received litigation settlement proceeds from a JP Morgan Residential Mortgage Backed Security (RMBS) claim in the amount of $283. This JP Morgan RMBS was previously owned by the Bank and sold in 2011.

•
Non-interest expense increased $625 and $1,973 for the three and six months ended March 31, 2017, compared to the three and six month periods ended March 31, 2016. During the three and six months ended March 31, 2017, salaries and related benefits costs increased $520 and $976 relative to the comparable prior year periods, primarily due to the addition of new employees related to the CBN acquisition. During the current six month period, occupancy expense increased primarily due to rent termination costs related to the four branch closures in Eastern Wisconsin during the first fiscal quarter of 2017. We are continuing to focus on technology to provide progressive, online and mobile banking services that complement friendly, knowledgeable bankers in convenient community bank locations. As we redefine and expand our footprint, we expect data processing costs to continue to remain higher. Amortization of core deposit intangible expense increased due to the premium paid for the Central Bank selective deposits purchase and the CBN acquisition for the current three and six month periods ended March 31, 2017, compared to the same periods in the prior year. Professional fees and other non-interest expenses increased due to higher legal, audit, branch closure expenses and merger related costs due to the pending acquisition of Wells Financial Corp. In March 2017, the Bank prepaid

$9,830 in FHLB borrowings with an average rate of 2.10% and average remaining maturity of 13.17 months. The prepayment fee totaled $104 and is included in other non-interest expense for the current three and six months ended, March 31, 2017.
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
Goodwill.
Goodwill resulting from the acquisition by merger of CBN was determined as the excess of the fair value of the consideration transferred, over the fair value of the net assets acquired, less liabilities assumed in the acquisition by merger, as of the acquisition date. Goodwill resulting from the selective purchase of loans and deposits from Central Bank in February 2016 was determined as the excess of the Premium Deposit less the Core Deposit Intangible as of the acquisition date. Goodwill is determined to have an indefinite useful life, and is not amortized. Goodwill is tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.
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
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of March 31, 2017, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and six month periods ended March 31, 2017 and 2016, respectively.
Tax equivalent net interest income was $5,297 and $10,925 for the three and six months ended March 31, 2017, compared to $4,693 and $9,306 for the three and six months ended March 31, 2016, respectively. The net interest margin for the three and six month periods ended March 31, 2017 was 3.31% and 3.34%, compared to 3.28% and 3.25% for the three and six month periods ended March 31, 2016.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $721 and $1,771 in net interest income for the three and six month periods ended March 31, 2017, compared to the comparable prior year periods. The increase and changes in the composition of interest earning assets resulted in an increase of $857 and $2,097 for the three and six month periods ended March 31, 2017, compared to the same periods in the prior year. Rate changes on interest earning assets decreased net interest income by $54 and $8 for the three and six month periods ended March 31, 2017, compared to the same periods in the prior year. Rate changes on interest-bearing liabilities increased interest expense by $63 and $144 over the same periods in the prior year, resulting in a net decrease of $117 and $152 in net interest income as a result of changes in interest rates due to competitive pricing during the three and six month periods ended March 31, 2017. Rate increases on investment securities are reflective of longer term investments at higher rates.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and six month periods ended March 31, 2017, and for the comparable prior year three and six month periods. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $649,084 and $656,509 for the three and six month periods ended March 31, 2017, and $575,037 and $572,132 for the three and six month periods ended March 31, 2016, respectively. Interest income on interest earning assets was $6,611 and $13,631 for the three and six month periods ended March 31, 2017, compared to $5,808 and $11,542 for the three and six month periods ended March 31, 2016, respectively. Interest income is comprised primarily of interest income on loans and interest income on investment securities adjusted for the tax benefit of tax-exempt securities. Interest income on loans was $6,072 and $12,602 for the three and six month periods ended March 31, 2017, compared to $5,301 and $10,551 for the three and six month periods ended March 31, 2016, respectively, The increase in loan interest income in the current year six month period was primarily due to an increase in loans due to the CBN acquisition. Interest income on investment securities was $451 and $881 for the three and six month periods ended March 31, 2017 compared to $429 and $853 for the three and six month periods ended March 31, 2016, respectively. The slight increase is due to an increase in rates on longer term investments.
Average interest-bearing liabilities were $565,245 and $570,563 for the three and six month periods ended March 31, 2017, compared to $500,031 and $498,718 for the three and six month periods ended March 31, 2016, respectively. Interest expense on interest-bearing liabilities was $1,314 and $2,706 for the three and six month periods ended March 31, 2017, compared to $1,115 and $2,236 for the three and six month periods ended March 31, 2016, respectively. Interest expense increased during the current three and six month periods compared to the comparable prior year periods, due to increases in deposit balances from the recent acquisition.
For the three and six months ended March 31, 2017, interest expense on interest-bearing deposits increased $80 and $213, from volume and mix changes and increased $19 and $49 from the impact of the rate environment, resulting in an aggregate increase of $99 and $262 in interest expense on interest-bearing deposits relative to March 31, 2016. Interest expense on FHLB advances and other borrowings increased $56 and $113 from volume and mix changes and increased $44 and $95 from the impact of the rate environment during the three and six month periods ended March 31, 2017 for an aggregate increase of $100 and $208 relative to the three and six month periods ended March 31, 2016.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$17,695	$29	0.66%	$13,212	$18	0.55%
Loans	539,276	6,072	4.57%	459,465	5,301	4.64%
Interest-bearing deposits	745	4	2.18%	3,117	16	2.06%
Investment securities (1)	86,494	451	2.11%	94,617	429	1.82%
Non-marketable equity securities, at cost	4,874	55	4.58%	4,626	44	3.83%
Total interest earning assets	$649,084	$6,611	4.13%	$575,037	$5,808	4.06%
Average interest-bearing liabilities:
Savings accounts	$45,199	$16	0.14%	$28,308	$7	0.10%
Demand deposits	52,647	61	0.47%	26,625	46	0.69%
Money market	124,389	127	0.41%	138,248	141	0.41%
CD’s	234,842	771	1.33%	222,176	689	1.25%
IRA’s	27,777	75	1.10%	23,221	68	1.18%
Total deposits	484,854	1,050	0.88%	438,578	951	0.87%
FHLB Advances and other borrowings	80,391	264	1.33%	61,453	164	1.07%
Total interest-bearing liabilities	$565,245	$1,314	0.94%	$500,031	$1,115	0.90%
Net interest income		$5,297			$4,693
Interest rate spread			3.19%			3.16%
Net interest margin			3.31%			3.28%
Average interest earning assets to average interest-bearing liabilities			1.15			1.15
(1) For the three months ended March 31, 2017 and 2016, the average balances of the tax exempt investment securities, included in investment securities, were $31,445 and $28,565, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

Six months ended March 31, 2017 compared to the six months ended March 31, 2016:

	Six months ended March 31, 2017			Six months ended March 31, 2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$13,724	$41	0.60%	$17,188	$33	0.38%
Loans	550,611	12,602	4.59%	455,921	10,551	4.63%
Interest-bearing deposits	745	7	1.88%	3,063	33	2.15%
Investment securities (1)	86,439	881	2.04%	91,334	853	1.87%
Non-marketable equity securities, at cost	4,990	100	4.02%	4,626	72	3.11%
Total interest earning assets	$656,509	$13,631	4.16%	$572,132	$11,542	4.03%
Average interest-bearing liabilities:
Savings accounts	$44,559	$33	0.15%	$27,787	$15	0.11%
Demand deposits	50,824	135	0.53%	25,324	90	0.71%
Money market	127,408	261	0.41%	141,263	295	0.42%
CD’s	240,433	1,585	1.32%	221,064	1,372	1.24%
IRA’s	28,419	155	1.09%	22,925	135	1.18%
Total deposits	491,643	2,169	0.88%	438,363	1,907	0.87%
FHLB Advances and other borrowings	78,920	537	1.36%	60,355	329	1.09%
Total interest-bearing liabilities	$570,563	$2,706	0.95%	$498,718	$2,236	0.90%
Net interest income		$10,925			$9,306
Interest rate spread			3.21%			3.13%
Net interest margin			3.34%			3.25%
Average interest earning assets to average interest-bearing liabilities			1.15			1.15
(1) For the six months ended March 31, 2017 and 2016, the average balances of the tax exempt investment securities, included in investment securities, were $31,738 and $27,455, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
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

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$7	$4	$11
Loans	900	(129)	771
Interest-bearing deposits	(13)	1	(12)
Investment securities	(39)	61	22
Non-marketable equity securities, at cost	2	9	11
Total interest earning assets	857	(54)	803
Interest expense:
Savings accounts	5	4	9
Demand deposits	36	(21)	15
Money market accounts	(14)	—	(14)
CD’s	40	42	82
IRA’s	13	(6)	7
Total deposits	80	19	99
FHLB Advances and other borrowings	56	44	100
Total interest bearing liabilities	136	63	199
Net interest income	$721	$(117)	$604

Six months ended March 31, 2017 compared to the six months ended March 31, 2016.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(8)	$16	$8
Loans	2,168	(117)	2,051
Interest-bearing deposits	(22)	(4)	(26)
Investment securities	(47)	75	28
Non-marketable equity securities, at cost	6	22	28
Total interest earning assets	2,097	(8)	2,089
Interest expense:
Savings accounts	11	7	18
Demand deposits	75	(30)	45
Money market accounts	(28)	(6)	(34)
CD’s	124	89	213
IRA’s	31	(11)	20
Total deposits	213	49	262
FHLB Advances and other borrowings	113	95	208
Total interest bearing liabilities	326	144	470
Net interest income (loss)	$1,771	$(152)	$1,619
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

Net loan charge-offs for the six month period ended March 31, 2017 were $233, compared to $268, for the comparable prior year period. Annualized net charge-offs to average loans were 0.08% for the six months ended March 31, 2017, compared to 0.12% for the comparable period in the prior year. Non-accrual loans were $5,767 at March 31, 2017, compared to $3,191 at September 30, 2016. Of the $2,576 increase in non-accrual loans, $4,322 is attributable to the CBN acquisition. Even though we are experiencing a slight increase in our nonperforming loans, we believe our credit and underwriting policies have supported more effective lending decisions by the Bank. Long term, we believe our loan servicing procedures will be able to manage delinquency efficiently and effectively. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a provision for loan losses of $0 and $75 for the six month periods ended March 31, 2017 and March 31, 2016, respectively. Management believes that the provision taken for the current year six month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make adjustments to our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three and six month periods ended March 31, 2017 and 2016, respectively.

	Three months ended March 31,		%	Six months ended March 31,		%
	2017	2016 (As Restated)	Change	2017	2016 (As Restated)	Change
Non-interest Income:
Net gain on available for sale securities	$—	$4	—%	$29	$4	—%
Service charges on deposit accounts	342	331	3.32	740	754	(1.86)%
Loan fees and service charges	294	263	11.79	897	584	53.60%
Settlement proceeds	283	—	NA	283	—	NA
Other	285	212	34.43	568	418	35.89%
Total non-interest income	$1,204	$810	48.64%	$2,517	$1,760	43.01%
The decrease of $14 in service charges on deposit accounts for the six month period ended March 31, 2017, was primarily due to a decrease in checking account related service charges. Checking account related service charges have decreased industry wide, as customers utilize online and mobile tools to better manage their finances, an industry trend we have also experienced even though service charges on deposit accounts slightly increased, during the current three month period. Loan fees and service charges increased $313 during the six month period ended March 31, 2017, mainly due to gains on payoffs from purchased credit impaired loans in the amount of $206 during the first fiscal quarter of 2017, an increase in secondary market fee income generated from customer mortgage activity due to advantages over the ARM loan portfolio mortgage offerings and an increase in commercial loan origination and servicing fee income. Settlement proceeds increased $283 in the current three month period ended March 31, 2017. In March 2017, the Bank received litigation settlement proceeds from a JP Morgan Residential Mortgage Backed Security (RMBS) claim in the amount of $283. This JP Morgan RMBS was previously owned by the Bank and sold in 2011. Other non-interest income increased for the current three and six month periods ended March 31, 2017 over the comparable prior year periods, due to an increase in interchange income and bank owned life insurance income. Total non-interest income increased $394 and $757 during the current three and six month periods ended March 31, 2017 over the comparable prior year periods.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and six month periods ended March 31, 2017 and 2016, respectively.

	Three months ended March 31,		%	Six months ended March 31,		%
	2017	2016 (As Restated)	Change	2017	2016 (As Restated)	Change
Non-interest Expense:
Salaries and related benefits	$2,708	$2,188	23.77%	$5,382	$4,406	22.15%
Occupancy - net	563	712	(20.93)	1,631	1,281	27.32
Office	312	262	19.08	593	514	15.37
Data processing	454	420	8.10	926	829	11.70
Amortization of core deposit intangible	38	21	80.95	81	35	131.43
Advertising, marketing and public relations	105	145	(27.59)	168	282	(40.43)
FDIC premium assessment	69	84	(17.86)	152	169	(10.06)
Professional services	435	284	53.17	836	456	83.33
Other	351	294	19.39	729	553	31.83
Total non-interest expense	$5,035	$4,410	14.17%	$10,498	$8,525	23.14%

Non-interest expense (annualized) / Average assets	2.95%	3.02%	11.74%	6.11%	2.89%	111.42%
During the three and six months ended March 31, 2017, salaries and related benefits costs increased $520 and $976 relative to the comparable prior year periods, primarily due to the addition of new employees related to the CBN acquisition. During the current six month period, occupancy expense increased primarily due to rent termination costs related to the four branch closures in Eastern Wisconsin during the first fiscal quarter of 2017. We are continuing to focus on technology to provide progressive, online and mobile banking services that complement friendly, knowledgeable bankers in convenient community bank locations. As we redefine and expand our footprint, we expect data processing costs to continue to remain higher. Amortization of core deposit intangible expense increased due to the premium paid for the Central Bank selective deposits purchase and the CBN acquisition for the current three and six month periods ended March 31, 2017, compared to the same periods in the prior year. Professional fees and other non-interest expenses increased due to legal, audit, branch closure expenses and merger related costs due to the pending acquisition of Wells Financial Corp. In March 2017, the Bank prepaid $9,830 in FHLB borrowings with an average rate of 2.10% and average remaining maturity of 13.17 months. The prepayment fee totaled $104 and is included in other non-interest expense for the current three and six months ended, March 31, 2017. Total non-interest expense increased $625 and $1,973 for the three and six month periods ended March 31, 2017, compared to the same periods in the prior year.
Income Taxes. Income tax expense was $459 and $926 for the three and six months ended March 31, 2017, compared to $352 and $818 for the three and six months ended March 31, 2016, respectively. The effective tax rate decreased from 35.0% to 33.1% from the six month periods ended March 31, 2017 and March 31, 2016, respectively.
BALANCE SHEET ANALYSIS
Loans. Gross Loan balances decreased by $39,631, or 6.90%, to $534,808 as of March 31, 2017 from $574,439 at September 30, 2016 mainly due our increased focus on secondary market lending for one to four family residential loans and exiting the indirect lending business. At March 31, 2017, the loan portfolio was comprised of $330,005 of loans secured by real estate, or 61.7% of total loans including $163,847 in commercial and agricultural real estate loans, and $204,872 of consumer and other non-real estate loans, or 38.3% of total loans. Consumer and other loans include secured consumer originated indirect loans of $103,021 secured primarily by boats and travel trailers, $38,201 of third party purchased indirect loans secured primarily by household goods, and C&I and agricultural non-real estate loans totaling $47,114. At September 30, 2016, the loan portfolio mix included real estate loans of $340,591 or 59.3% of total loans including $117,138 in commercial and agricultural real estate loans, and consumer and other loans of $233,657, or 40.7% of total loans. Consumer and other loans include secured consumer loans of $119,073 in originated indirect loans, $49,221 of third party purchased indirect loans, and C&I and agricultural loans totaling $45,648.

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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At March 31, 2017 and September 30, 2016, we had 133 and 109 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $5,825 and $5,397, respectively. Of the impaired loans, respectively, there were 40 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $2,170 for which $465 in specific ALL was recorded as of March 31, 2017.
At March 31, 2017, the ALL was $5,835, or 1.09% of our total loan portfolio, compared to ALL of $6,068, or 1.06% of the total loan portfolio at September 30, 2016. This level was based on our analysis of the loan portfolio risk at March 31, 2017, taking into account the factors discussed above. At March 31, 2017, the ALL was 1.17% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 1.16% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2016. We have established a separate restricted reserve account for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	March 31, 2017 and Six Months Then Ended	September 30, 2016 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$5,767	$3,191
Accruing loans past due 90 days or more	576	380
Total nonperforming loans (“NPLs”) (1)	6,343	3,571
Other real estate owned (1)	647	725
Other collateral owned	45	52
Total nonperforming assets (“NPAs”)	$7,035	$4,348
Troubled Debt Restructurings (“TDRs”) Originated Loans	$3,471	$3,733
Nonaccrual TDRs - Originated Loans	$404	$515
Average outstanding loan balance	$554,624	$512,475
Loans, end of period (2)	$534,808	$574,439
Total assets, end of period	$668,453	$695,865
ALL, at beginning of period	$6,068	$6,496
Loans charged off:
Residential real estate	(110)	(140)
Commercial/Agricultural real estate	—	—
Consumer non-real estate	(239)	(460)
Commercial/Agricultural non-real estate	(2)	(118)
Total loans charged off	(351)	(718)
Recoveries of loans previously charged off:
Residential real estate	4	11
Commercial/Agricultural real estate	—	—
Consumer non-real estate	113	204
Commercial/Agricultural non-real estate	1	—
Total recoveries of loans previously charged off:	118	215
Net loans charged off (“NCOs”)	(233)	(503)
Additions to ALL via provision for loan losses charged to operations	—	75
ALL, at end of period	$5,835	$6,068
Ratios:
ALL to NCOs (annualized)	1,252.15%	1,206.36%
NCOs (annualized) to average loans	0.08%	0.10%
ALL to total loans	1.09%	1.06%
NPLs to total loans	1.19%	0.62%
NPAs to total assets	1.05%	0.62%
(1) Total Nonperforming assets increased due to the CBN acquisition in Fiscal 2016. Acquired nonperforming loans were $4,322 and $1,778 at March 31, 2017 and September 30, 2016, respectively. Acquired other real estate owned property balances were $143 and $212 at March 31, 2017 and September 30, 2016, respectively.
(2)    Total loans at March 31, 2017, include $38,201 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.

An aging analysis of the Company’s originated and acquired loans as of March 31, 2017 and September 30, 2016, respectively, was as follows

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
March 31, 2017
Originated loans	$2,777	$285	$1,735	$4,797	$1,445	$576
Acquired loans	352	35	2,591	2,978	4,322	—
Total	$3,129	$320	$4,326	$7,775	$5,767	$576
September 30, 2016
Originated loans	$1,677	$1,273	$1,372	$4,322	$1,600	$380
Acquired loans	100	96	1,491	1,687	1,591	—
Total	$1,777	$1,369	$2,863	$6,009	$3,191	$380
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
Non-performing loans of $6,343 at March 31, 2017, which included $404 of non-accrual troubled debt restructured originated loans, reflected an increase of $2,772 from the non-performing loans balance of $3,571 at September 30, 2016. The increase was mainly due to acquired nonperforming loan balances. These non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Our non-performing assets were $7,035 at March 31, 2017, or 1.05% of total assets, compared to $4,348, or 0.62% of total assets at September 30, 2016. The increase in non-performing assets since September 30, 2016 was primarily due to the deterioration of two larger, acquired agricultural loans through the merger of CBN, as reported three months earlier.
Other real estate owned ("OREO") decreased by $78, from $725 at September 30, 2016 to $647 at March 31, 2017. Other collateral owned decreased $7 during the six months ended March 31, 2017 to $45 from the September 30, 2016 balance of $52. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Net charge offs for the six month period ended March 31, 2017 were $233, compared to $268 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.08% for the six month period ended March 31, 2017, compared to 0.10% for the twelve months ended September 30, 2016.
Investment Securities. We manage our securities portfolio in an effort to enhance income and provide liquidity. Our investment portfolio is comprised of securities available for sale and securities held to maturity. The weighted average life of the investment portfolio was 4.9 years at March 31, 2017, compared with 4.0 years at September 30, 2016. The modified duration of the investment portfolio was 4.4 years at March 31, 2017, compared with 3.7 years at September 30, 2016.
Securities held to maturity were $5,984 at March 31, 2017, compared with $6,669 at September 30, 2016. Securities available for sale, which represent the majority of our investment portfolio, were $79,369 at March 31, 2017, compared with $80,123 at September 30, 2016.

The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
March 31, 2017
U.S. government agency obligations	$15,125	$14,576
Obligations of states and political subdivisions	32,392	32,119
Mortgage-backed securities	32,491	32,181
Federal Agricultural Mortgage Corporation	70	114
Trust preferred securities	379	379
Totals	$80,457	$79,369
September 30, 2016
U.S. government agency obligations	$16,388	$16,407
Obligations of states and political subdivisions	33,405	34,012
Mortgage-backed securities	28,861	29,247
Federal Agricultural Mortgage Corporation	70	81
Trust preferred securities	376	376
Totals	$79,100	$80,123
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
March 31, 2017
Obligations of states and political subdivisions	$1,313	$1,329
Mortgage-backed securities	4,671	4,788
Totals	$5,984	$6,117
September 30, 2016
Obligations of states and political subdivisions	$1,315	$1,335
Mortgage-backed securities	5,354	5,609
Totals	$6,669	$6,944
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	March 31, 2017		September 30, 2016
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$47,616	$46,757	$45,249	$45,654
AAA	727	727	730	747
AA	24,942	24,716	25,574	26,006
A	5,397	5,392	5,414	5,567
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	1,775	1,777	2,133	2,149
Total	$80,457	$79,369	$79,100	$80,123

The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	March 31, 2017		September 30, 2016
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$4,671	$4,788	$5,354	$5,609
AAA	—	—	—	—
AA	—	—	—	—
A	963	971	965	982
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	358	350	353
Total	$5,984	$6,117	$6,669	$6,944
At March 31, 2017, securities with a book value of $2,958 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of March 31, 2017, this line of credit had a zero balance. The Bank has pledged U.S. Government Agency securities with a book value of $7,822 and mortgage-backed securities with a book value of $23,413 as collateral against specific municipal deposits.
Deposits. Deposits decreased to $530,929 at March 31, 2017, from $557,677 at September 30, 2016, largely due to the announced closure of the four Eastern Wisconsin branches.
The following is a summary of deposits by type at March 31, 2017 and September 30, 2016, respectively:

	March 31, 2017	September 30, 2016
Non-interest bearing demand deposits	$45,661	$45,408
Interest bearing demand deposits	53,848	48,934
Savings accounts	53,865	52,153
Money market accounts	122,080	137,234
Certificate accounts	255,475	273,948
Total deposits	$530,929	$557,677
Since December 2012, we have closed sixteen branches and sold the deposits and loans in one retail branch, resulting in ten markets we have exited. As of September 30, 2016, the deposit account balances remaining in these ten exited markets totaled $85,395, including the four closed branches in Eastern Wisconsin. As of March 31, 2017, these deposit account balances have declined to $66,489. We expect these deposit balances to continue to decline as certificates mature and accounts are closed.
Our objective is to grow core deposits and build customer relationships in our core markets by expanding our branch network, deposit product offerings, including Treasury Management, and providing excellent customer service. Management expects to continue to place emphasis on both retaining and generating additional core deposits in 2017 through competitive pricing of deposit products, our branch delivery systems that have already been established and electronic banking.
Institutional certificates of deposit as a funding source increased to $32,703 at March 31, 2017 from $22,822 as of September 30, 2016. Institutional certificates of deposit remain an important part of our deposit mix as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $16,618 and $22,773 in brokered deposits at March 31, 2017 and September 30, 2016, respectively. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings). FHLB advances were $60,491 as of March 31, 2017 and $59,291 as of September 30, 2016, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds. In March 2017, the Bank prepaid $9,830 in FHLB borrowings with an average rate of 2.10% and average remaining maturity of 13.17 months. The prepayment fee totaled $104 and is included in other non-interest expense for the current three and six months ended, March 31, 2017, on the Consolidated Statement of Operations. The Bank replaced these FHLB borrowings with shorter term borrowings maturing in one month at 0.75%. The weighted average remaining term of the borrowings at March 31, 2017 was 2.59 months compared to 8.32 months at September 30, 2016.
On May 16, 2016, we entered into a Loan Agreement with First Tennessee Bank National Association ("FTB") evidencing an $11,000 term loan maturing on May 15, 2021. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of CBN. On September 30, 2016, we amended and restated the loan Agreement with FTB whereby FTB extended a $3,000 revolving line of credit to the Company for the purpose of financing the previously announced stock repurchase program, pursuant to which the Company may purchase up to 525,200 shares of its common stock, or approximately 10 percent of the outstanding shares from time to time through October 1, 2017. At March 31, 2017, the available and unused portion of this borrowing arrangement was $3,000. The Company has pledged 100% of Bank stock as collateral for the FTB loan and credit facilities.
Stockholders’ Equity. Total stockholders’ equity was $64,380 at March 31, 2017, compared to $64,544 at September 30, 2016. Total stockholders’ equity decreased by $164, primarily as a result of a decrease in accumulated other comprehensive income during the six months ended March 31, 2017.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash, twelve month projected principal and interest payments, floater bond receivable and Bank Owned Life Insurance divided by deposits maturing in less than one-year and Federal Home Loan Bank borrowings due in the next twelve months. At March 31, 2017, our liquidity ratio was 8.75%, which is above our targeted liquidity ratio of at least 7.0%.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $142,013 of our $255,475 (55.6%) CD portfolio as of March 31, 2017 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, $25,054, or 17.6%, of the CD maturities within the next 12 months are from deposits located within the ten markets we have exited and we don't expect to retain a majority of these CD's. We are currently attempting to strengthen customer relationships, by building core deposit relationships through new deposit product offerings to our consumer and commercial loan customers. In the present interest rate environment, and based on maturing yields, this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank, Bankers’ Bank and First Tennessee Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of March 31, 2017, we have approximately $73,885 available under this arrangement, as compared to $90,500 at September 30, 2016. We also maintain lines of credit of $1,936 with the Federal Reserve Bank, $5,000 with US Bank, $13,500 with Bankers’ Bank and $11,000 with First Tennessee Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank and First Tennessee line of credit is a discretionary line of credit. As of March 31, 2017, our line of credit balance with the Federal Home Loan Bank was $60,491. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank, Bankers' Bank and First Tennessee Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2017, the Company had $39,107 in unused commitments, compared to $28,476 in unused commitments as of September 30, 2016.
Capital Resources. As of March 31, 2017, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2017 (Unaudited)
Total capital (to risk weighted assets)	$71,380,000	14.8%	$38,797,000	>=	8.0%	$48,497,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	65,995,000	13.6%	29,098,000	>=	6.0%	38,797,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	65,995,000	13.6%	21,824,000	>=	4.5%	31,523,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	65,995,000	9.8%	26,857,000	>=	4.0%	33,571,000	>=	5.0%
As of September 30, 2016 (Audited)
Total capital (to risk weighted assets)	$72,345,000	14.1%	$41,189,000	>=	8.0%	$51,487,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	66,278,000	12.9%	30,892,000	>=	6.0%	41,189,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	66,278,000	12.9%	23,169,000	>=	4.5%	33,466,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	66,278,000	9.3%	28,428,000	>=	4.0%	35,535,000	>=	5.0%

At March 31, 2017, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2017 (Unaudited)
Total capital (to risk weighted assets)	$65,572,000	13.5%	$38,797,000	>=	8.0%	$48,497,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	59,737,000	12.3%	29,098,000	>=	6.0%	38,797,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	59,737,000	12.3%	21,824,000	>=	4.5%	31,523,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	59,737,000	8.9%	26,857,000	>=	4.0%	33,571,000	>=	5.0%
As of September 30, 2016 (Audited)
Total capital (to risk weighted assets)	$64,811,000	12.6%	$41,189,000	>=	8.0%	$51,487,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	58,743,000	11.4%	30,892,000	>=	6.0%	41,189,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,743,000	11.4%	23,169,000	>=	4.5%	33,466,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,743,000	8.3%	28,428,000	>=	4.0%	35,535,000	>=	5.0%
At March 31, 2017, the Company was categorized as "Well Capitalized" under Prompt corrective Action Provisions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following table sets forth, at December 31, 2016 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity ("EVE") resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of March 31, 2017, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$63,000	$(32,035)	(34)%	9.98%	(370)	bp
+200 bp	77,317	(17,718)	(19)%	11.82%	(186)
+100 bp	88,576	(6,459)	(7)%	13.11%	(57)
0 bp	95,035	—	—	13.68%	—
-100 bp	94,014	(1,021)	(1)%	13.25%	(43)

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.

The following table sets forth, at September 30, 2016, an analysis of our interest rate risk as measured by the estimated changes in EVE resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points).

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
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at December 31, 2016 (the most recent date available) and September 30, 2016.

	Change in Net Interest Income Over One Year Horizon
	At December 31, 2016		At September 30, 2016
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change	Dollar Change in Net Interest Income (in thousands)	Percentage Change

+300 bp	$(3,184)	(13.14)%	$(2,790)	(11.14)%
+200 bp	(1,773)	(7.31)%	(1,552)	(6.20)%
+100 bp	(720)	(2.97)%	(678)	(2.71)%
0 bp	(160)	(0.66)%	(290)	(1.16)%
-100 bp	(49)	(0.20)%	(222)	(0.88)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2017, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at reaching a level of reasonable assurance.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
On March 22, 2017, Paul Parshall, a purported Wells stockholder, filed a putative stockholder class action and derivative complaint in the District Court of Faribault County, Minnesota captioned Paul Parshall v. Wells Financial Corp., et al. The lawsuit names as defendants Wells, each of the current members of the Wells board and the Company. The complaint asserts that the director defendants breached their fiduciary duties by initiating a process to sell Wells that undervalues Wells; by agreeing to the Merger Agreement at a price that does not reflect Wells’ true value; and by either failing to inform themselves of Wells’ true value or disregarding such value. The complaint further asserts that Wells and the Company aided and abetted the purported breaches of fiduciary duty. The complaint seeks (i) a declaration that the action may be maintained as a class action; (ii) injunctive relief to prevent the consummation of the Merger; (iii) in the event the Merger is consummated, rescission of the transaction or rescissionary damages; (iv) an order directing the defendants to account to the plaintiff for damages because of alleged wrongdoing; (v) an award to plaintiff of costs and disbursements including attorneys’ and experts’ fees; and (vi) other relief as may be just and proper. The defendants believe this lawsuit is without merit and intend to vigorously defend against the allegations.

Item 1A.	RISK FACTORS
A detailed discussion of the Company's risk factors is disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K, for the fiscal year ended September 30, 2016. With the exception of the following risk factors there have been no material changes to the risk factors disclosed in our Form 10-K.

The success of the Merger and integration of Wells into the Company’s operations will depend on a number of uncertain factors.

The success of the Merger will depend on a number of factors, including, without limitation:

•	the Company’s ability to integrate the branch offices acquired from Wells Federal Bank into the Bank’s current operations;

•	the Company’s ability to limit the outflow of deposits held by its new customers in the acquired branch offices and to successfully retain and manage loans acquired in the Merger;

•	the Company’s ability to control the incremental non-interest expenses from the acquired branch offices; and

•	the Company’s ability to retain and attract the appropriate personnel to staff the acquired branch offices.

Integrating the acquired branch offices will be a significant undertaking, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. No assurance can be given that the Company will be able to integrate the acquired branch offices successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. The Company may also encounter unexpected difficulties or costs during the integration that could adversely affect its earnings and financial condition. Additionally, no assurance can be given that the operation of the acquired branches will not adversely affect the Company’s existing profitability, that the Company will be able to achieve results in the future similar to those achieved by its existing banking business, or that the Company will be able to manage any growth resulting from the Merger effectively.

Combining the Company and Wells may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

The Company and Wells have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the Company and Wells in a manner that permits growth opportunities, and does not materially disrupt existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses, or inconsistencies in standards, controls, procedures, and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process and attendant systems conversion, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Company and/or Wells to lose customers or cause customers to remove their accounts from the Company and/or Wells and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and Wells during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings of the Merger could be less than anticipated.

The combined company may be unable to retain the Company and/or Wells personnel successfully after the Merger is completed.

The success of the Merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by the Company and Wells. It is possible that these employees may decide not to remain with the Company or Wells, as applicable, while the Merger is pending or with the combined company after the Merger is completed. If key employees terminate their employment, or if an insufficient number of employees is retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Wells to hiring suitable replacements, all of which may cause the combined company’s business to suffer.

In addition, the Company and Wells may not be able to locate suitable replacements for any key employees who leave either company, or to offer employment to potential replacements on reasonable terms.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger and the bank merger may be completed, various approvals must be obtained from bank regulatory and other governmental authorities. The requisite approvals of the OCC, the Minnesota Department of Commerce and the Federal Reserve have not been obtained. In determining whether to grant these approvals, the regulatory authorities consider a variety of factors, including the regulatory standing of each party, the effect of the Merger on competition within their relevant jurisdiction and other factors. The Company cannot provide any assurance that any conditions, terms, obligations or restrictions imposed by regulators will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency that would prohibit or make illegal the completion of the Merger or the bank merger.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: the approval of the Merger by the Wells stockholders, the receipt of all required regulatory approvals and expiration or termination of all statutory waiting periods in respect thereof, absence of any order prohibiting completion of the Merger, receipt of consents of counterparties to certain Wells contracts that will continue in effect after the Merger, the absence of any event, change or development between the date of signing the Merger Agreement and completion of the Merger that could have a material adverse effect on Wells or the Company, the accuracy of representations and warranties under the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement), and the Company’s and Wells’ performance of their respective obligations under the Merger Agreement in all material respects. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all and, accordingly, the Merger may be delayed or may not be completed.

In addition, if the Merger is not completed by October 31, 2017 (subject to extension under certain circumstances), either the Company or Wells may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. In addition, the Company and Wells may elect to terminate the Merger Agreement in certain other circumstances.

Failure to complete the Merger could negatively impact the stock price and the future business and financial results of the Company.

If the Merger is not completed for any reason, including as a result of Wells stockholders declining to approve the Merger at the special meeting, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company would be subject to a number of risks, including the following:

•
the Company may experience negative reactions from the financial markets, including negative impacts on its stock price (to the extent that the current market price reflects a market assumption that the Merger will be completed);

•	the Company may experience negative reactions from its customers, vendors and employees;

•	the Company will have incurred substantial expenses and will be required to pay certain costs relating to the Merger, whether or not the Merger is completed; and

•
matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by the Company’s management, which would otherwise have been devoted to other opportunities that may have been beneficial to the Company as an independent company.

In addition to the above risks, if the Merger Agreement is terminated and the Company board seeks another merger or business combination, the Company’s stockholders cannot be certain that the Company will be able to find a party willing to enter into such an arrangement.

The Company will incur significant transaction and merger-related costs in connection with the Merger.

The Company has incurred, and expects to continue to incur, a number of non-recurring costs associated with completing the Merger, combining the operations of the two companies and achieving the desired synergies. These fees and costs have been, and will continue to be, substantial. The Company will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Other significant non-recurring transaction costs related to the Merger include, but are not limited to, fees paid to legal, financial and accounting advisors, as well as the costs and expenses of filing, printing and mailing the proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the Merger. The Company continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of the two companies’ businesses. Although the Company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow the Company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Litigation relating to the Merger could require the Company and Wells to incur significant costs and suffer management distraction, as well as delay and/or enjoin the Merger.

On March 22, 2017, Paul Parshall, a purported Wells stockholder, filed a putative stockholder class action and derivative complaint in the District Court of Faribault County, Minnesota captioned Paul Parshall v. Wells Financial Corp., et al. The lawsuit names as defendants Wells, each of the current members of the Wells board and the Company. The complaint asserts that the director defendants breached their fiduciary duties by initiating a process to sell Wells that undervalues Wells; by agreeing to the Merger Agreement at a price that does not reflect Wells’ true value; and by either failing to inform themselves of Wells’ true value or disregarding such value. The complaint further asserts that Wells and the Company aided and abetted the purported breaches of fiduciary duty. The complaint seeks (i) a declaration that the action may be maintained as a class action; (ii) injunctive relief to prevent the consummation of the Merger; (iii) in the event the Merger is consummated, rescission of the transaction or rescissionary damages; (iv) an order directing the defendants to account to the plaintiff for damages because of alleged wrongdoing; (v) an award to plaintiff of costs and disbursements including attorneys’ and experts’ fees; and (vi) other relief as may be just and proper. The defendants believe this lawsuit is without merit and intend to vigorously defend against the allegations.

Other potential plaintiffs may also file similar lawsuits challenging the proposed transaction. If the above-referenced case, and any additional cases, are not resolved, these lawsuits could prevent or delay completion of the Merger and result in significant costs to Wells and the Company, including costs associated with the indemnification of directors and officers. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the Company’s business, financial condition and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
(a) Exhibits

2.1
Agreement and Plan of Merger Between Citizens Community Bancorp, Inc. and Wells Financial Corp. dated as of March 17, 2017 (filed as Exhibit 2.1 to the Company’s current report on Form 8-K dated as of March 17, 2017 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: May 8, 2017	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: May 8, 2017	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer