Form 10-Q
period 2017-06-30
Citizens Community Bancorp Inc.
filed 2017-08-07
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At August 7, 2017 there were 5,276,724 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2017

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

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2017 (unaudited) and September 30, 2016
(derived from audited financial statements)
(in thousands, except share data)

	June 30, 2017	September 30, 2016
Assets
Cash and cash equivalents	$33,749	$10,046
Other interest-bearing deposits	995	745
Securities available for sale	78,475	80,123
Securities held to maturity	5,653	6,669
Non-marketable equity securities, at cost	4,498	5,034
Loans receivable	519,403	574,439
Allowance for loan losses	(5,756)	(6,068)
Loans receivable, net	513,647	568,371
Office properties and equipment, net	5,023	5,338
Accrued interest receivable	1,950	2,032
Intangible assets	753	872
Goodwill	4,663	4,663
Foreclosed and repossessed assets, net	622	776
Other assets	15,613	11,196
TOTAL ASSETS	$665,641	$695,865

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$519,133	$557,677
Federal Home Loan Bank advances	67,900	59,291
Other borrowings	11,000	11,000
Other liabilities	1,598	3,353
Total liabilities	599,631	631,321

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000, 5,270,895 and 5,260,098 shares issued and outstanding, respectively	53	53
Additional paid-in capital	55,089	54,963
Retained earnings	11,221	9,107
Unearned deferred compensation	(214)	(193)
Accumulated other comprehensive (loss) income	(139)	614
Total stockholders’ equity	66,010	64,544
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$665,641	$695,865
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended June 30, 2017 and 2016 (As Restated)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016 (As Restated)	June 30, 2017	June 30, 2016 (As Restated)
Interest and dividend income:
Interest and fees on loans	$6,030	$6,072	$18,632	$16,623
Interest on investments	591	402	1,476	1,267
Total interest and dividend income	6,621	6,474	20,108	17,890
Interest expense:
Interest on deposits	1,035	1,081	3,204	2,988
Interest on FHLB borrowed funds	164	167	500	496
Interest on other borrowed funds	107	47	308	47
Total interest expense	1,306	1,295	4,012	3,531
Net interest income before provision for loan losses	5,315	5,179	16,096	14,359
Provision for loan losses	—	—	—	75
Net interest income after provision for loan losses	5,315	5,179	16,096	14,284
Non-interest income:
Net gains on sale of available for sale securities	—	43	29	47
Service charges on deposit accounts	325	410	1,065	1,164
Loan fees and service charges	475	302	1,372	886
Settlement proceeds	—	—	283	—
Other	302	258	870	676
Total non-interest income	1,102	1,013	3,619	2,773
Non-interest expense:
Compensation and benefits	2,506	2,378	7,888	6,784
Occupancy	565	554	2,196	1,835
Office	304	350	897	864
Data processing	476	445	1,402	1,274
Amortization of core deposit intangible	38	31	119	66
Advertising, marketing and public relations	75	174	243	456
FDIC premium assessment	79	86	231	255
Professional services	382	333	1,218	789
Other	305	453	1,034	1,006
Total non-interest expense	4,730	4,804	15,228	13,329
Income before provision for income taxes	1,687	1,388	4,487	3,728
Provision for income taxes	604	513	1,530	1,331
Net income attributable to common stockholders	$1,083	$875	$2,957	$2,397
Per share information:
Basic earnings	$0.21	$0.16	$0.56	$0.45
Diluted earnings	$0.20	$0.16	$0.56	$0.45
Cash dividends paid	$—	$—	$0.16	$0.12
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Nine months ended June 30, 2017 and 2016 (As Restated)
(in thousands, except per share data)

	Nine Months Ended
	June 30, 2017	June 30, 2016 (As Restated)
Net income attributable to common stockholders	$2,957	$2,397
Other comprehensive income, net of tax:
Securities available for sale
Net unrealized (losses) gains arising during period	(770)	1,006
Reclassification adjustment for gains included in net income	17	28
Other comprehensive (loss) income	(753)	1,034
Defined benefit plans:
Amortization of unrecognized prior service costs and net losses	—	(35)
Total other comprehensive (loss) income, net of tax	(753)	999
Comprehensive income	$2,204	$3,396
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended June 30, 2017
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2016	5,260,098	$53	$54,963	$9,107	$(193)	$614	$64,544
Net income				2,957			2,957
Other comprehensive loss, net of tax						(753)	(753)
Surrender of restricted shares of common stock	(1,375)		(17)				(17)
Common stock awarded under the equity incentive plan	5,500		69		(69)		—
Common stock repurchased	(1,428)		(16)				(16)
Common stock options exercised	8,100		67				67
Stock option expense			23				23
Amortization of restricted stock					48		48
Cash dividends ($0.16 per share)				(843)			(843)
Balance, June 30, 2017	5,270,895	$53	$55,089	$11,221	$(214)	$(139)	$66,010
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended June 30, 2017 and 2016 (As Restated)
(in thousands, except per share data)

	Nine Months Ended
	June 30, 2017	June 30, 2016 (As Restated)
Cash flows from operating activities:
Net income attributable to common stockholders	$2,957	$2,397
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	575	851
Depreciation	674	583
Provision for loan losses	—	75
Net realized gain on sale of securities	(29)	(47)
Amortization of core deposit intangible	119	66
Amortization of restricted stock	48	33
Stock based compensation expense	23	25
Loss on sale of office properties	2	—
Provision for deferred income taxes	456	555
Net losses from disposals of foreclosed properties	(16)	(77)
Increase in accrued interest receivable and other assets	(498)	(1,218)
Decrease in other liabilities	(1,755)	(226)
Total adjustments	(401)	620
Net cash provided by operating activities	2,556	3,017
Cash flows from investing activities:
Purchase of investment securities	(16,239)	(15,062)
Purchase of bank owned life insurance	(3,500)	—
Net increase in interest-bearing deposits	(250)	7,241
Proceeds from sale of securities available for sale	10,644	17,665
Principal payments on investment securities	6,458	11,301
Proceeds from sale of non-marketable equity securities	953	—
Purchase of non-marketable equity securities	(417)	(3)
Proceeds from sale of foreclosed properties	713	892
Net decrease (increase) in loans	53,888	(5,723)
Net capital expenditures	(366)	(711)
Net cash received in business combinations	—	20,658
Net cash received from sale of office properties	7	—
Net cash provided by investing activities	51,891	36,258
Cash flows from financing activities:
Net increase (decrease) in Federal Home Loan Bank advances	8,609	(3,017)
Increase in other borrowings	—	11,000
Net decrease in deposits	(38,544)	(49,225)
Surrender of restricted shares of common stock	(17)	(49)
Exercise of common stock options	67	153
Termination of director retirement plan/supplemental executive retirement plan	—	(35)
Repurchase shares of common stock	(16)	—
Cash dividends paid	(843)	(629)
Net cash used in financing activities	(30,744)	(41,802)
Net increase (decrease) in cash and cash equivalents	23,703	(2,527)
Cash and cash equivalents at beginning of period	10,046	23,872
Cash and cash equivalents at end of period	$33,749	$21,345

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$3,172	$2,859
Interest on borrowings	$584	$495
Income taxes	$979	$1,211
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$543	$542
Fair value of assets acquired, net of cash and cash equivalents	$—	$168,129
Fair value of liabilities assumed, net of cash and cash equivalents	$—	$154,250
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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary. The Bank originates commercial, agricultural, residential, consumer and commercial and industrial (C&I) loans and accepts deposits from customers, primarily in Wisconsin, Minnesota and Michigan. The Bank operates 14 full-service offices, 12 stand-alone locations and 2 branches located inside Walmart Supercenters.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date as of June 30, 2017 and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

On March 17, 2017, the Company and Wells Financial Corp., a Minnesota corporation (“Wells”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, Wells will merge with and into the Company with the Company surviving the merger (the “Merger”) in a transaction valued at approximately $39,800.

Pursuant to the terms and subject to the conditions of the Merger Agreement, which has been approved by the boards of directors of each of the Company and Wells, the Merger Agreement provides for the payment to Wells stockholders of total consideration of (i) $41.31 in cash and (ii) .7636 shares of the Company's common stock. The stock consideration is subject to a pricing collar adjustment in certain circumstances based on the Company's common stock price at the time of closing. In the event of a termination of the Merger Agreement,Wells may be required to pay a termination fee of $1,600.

At the closing of the Merger Agreement, Wells Federal Bank ("Wells Bank), a Minnesota state-chartered bank and a wholly-owned subsidiary of Wells and the Bank, will enter into an Agreement and Plan of Merger pursuant to which Wells Bank will merge with and into the Bank, with the Bank surviving the bank merger.

The Merger Agreement contains customary representations, warranties and covenants made by each of Wells and the Company. Completion of the Merger is subject to certain conditions, including, among others, (i) the approval of the Merger Agreement by Wells’ stockholders; (ii) the absence of governmental orders prohibiting or actions seeking to prohibit the
Merger; (iii) the receipt of certain governmental and regulatory approvals; (iv) the absence of an event that would have or could reasonably be expected to have a material adverse effect on Wells or the Company; and (v) the receipt by Wells of certain third-party consents. The Merger is expected to close during the fourth fiscal quarter of 2017.
The accompanying consolidated interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Unless otherwise stated herein, and except for shares and per share amounts, all amounts are in thousands.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed on December 29, 2016, we have restated the unaudited interim and audited annual financial statements for the fiscal years ended September 30, 2014 and 2015 and the quarterly periods ended December 31, 2015, March 31, 2016 and June 30, 2016 (the “Restated Periods”) due to errors identified in such financial statements related to the accrual for professional expenses for the Restated Periods. The effect of these restatements on the Company's quarterly consolidated statements of operations for the three and nine months ended June 30, 2016 compared to the initially reported results, are as follows: Total non-interest expense increased by $151 for the quarter ended June 30, 2016 and $215 for the nine months ended June 30, 2016. Net income decreased by $92 for the quarter ended June 30, 2016 and $131 for the nine months ended June 30, 2016. The effects of the restatements on the Company's consolidated balance sheets, consolidated statements of cash flows and earnings per share for the restated three and nine months ended June 30, 2016 were not material. For additional details on the effects of the restatement on certain line items within our previously reported financial statements during the Restated Periods, please refer to the following portions of this Quarterly Report on Form 10-Q: Part 1, Item 1. Financial Statements, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the following portions of our Annual Report on Form 10-K: Explanatory Note Regarding Restatement; Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements, and Item 9A Controls and Procedures.
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

Recent Accounting Pronouncements - In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, "Compensation--Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides specific guidance as to which changes to terms and conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. For public entities, ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company expects the adoption of ASU 2017-09 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In March 2017, the FASB issued ASU 2017-08, "Receivables--Nonrefundable fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. For public entities, ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects the adoption of ASU 2017-08 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In February 2017, the FASB issued ASU 2017-05, "Other Income--Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets." ASU 2017-05 clarifies previously issued ASU 2014-09, primarily with respect to (a) derecognition of an in substance non-financial asset, and (b) partial sales of non-financial assets. For public entities, ASU 2017-05 is effective at the same time of adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is for annual reporting periods beginning after December 15, 2017 and related interim periods. Early adoption is not permitted. The Company expects the adoption of ASU 2017-05 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2017 and September 30, 2016:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Investment securities:
U.S. government agency obligations	$14,522	$—	$14,522	$—
Obligations of states and political subdivisions	32,887	—	32,887	—
Mortgage-backed securities	30,930	—	30,930	—
Federal Agricultural Mortgage Corporation	136	—	136	—
Total	$78,475	$—	$78,475	$—
September 30, 2016
Investment securities:
U.S. government agency obligations	$16,407	$—	$16,407	$—
Obligations of states and political subdivisions	34,012	—	34,012	—
Mortgage-backed securities	29,247	—	29,247	—
Federal Agricultural Mortgage Corporation	81	—	81	—
Trust preferred securities	376	—	—	376
Total	$80,123	$—	$79,747	$376

The following table presents additional information about the security available for sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended June 30, 2017 and year ended September 30, 2016:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available for sale	Nine months ended June 30, 2017	Year ended September 30, 2016
Balance, beginning of period	$376	$—
Payments received	(500)	—
Total gains or losses (realized/unrealized)
Included in earnings	124	—
Included in other comprehensive income	—	—
Transfers in and/or out of Level 3	—	376
Balance, end of period	$—	$376

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2017 and September 30, 2016:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Foreclosed and repossessed assets, net	$622	$—	$—	$622
Impaired loans with allocated allowances	1,328	—	—	1,328
Total	$1,950	$—	$—	$1,950
September 30, 2016
Foreclosed and repossessed assets, net	$776	$—	$—	$776
Impaired loans with allocated allowances	2,412	—	—	2,412
Total	$3,188	$—	$—	$3,188
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
June 30, 2017.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
June 30, 2017
Foreclosed and repossessed assets, net	$622	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$1,328	Appraisal value	Estimated costs to sell	10 - 15%
September 30, 2016
Foreclosed and repossessed assets, net	$776	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,412	Appraisal value	Estimated costs to sell	10 - 15%
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
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN acquisition approximates the fair value of the loans at June 30, 2017. The fair value of loans is considered to be a level 3 measurement.
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
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date and represents a level 1 measurement. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of fixed rate certificate accounts acquired through the CBN acquisition approximates the fair value of the certificates at June 30, 2017 and represents a level 3 measurement.
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

		June 30, 2017		September 30, 2016
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level 1)	$33,749	$33,749	$10,046	$10,046
Other interest-bearing deposits	(Level 1)	995	999	745	760
Securities available for sale	See above	78,475	78,475	80,123	80,123
Securities held to maturity	(Level II)	5,653	5,810	6,669	6,944
Non-marketable equity securities, at cost	(Level II)	4,498	4,498	5,034	5,034
Loans receivable, net	(Level III)	513,647	524,644	568,371	585,679
Accrued interest receivable	(Level 1)	1,950	1,950	2,032	2,032
Financial liabilities:
Deposits	(Level III)	$519,133	$522,470	$557,677	$561,919
FHLB advances	(Level III)	67,900	67,896	59,291	59,557
Other borrowings	(Level 1)	11,000	11,000	11,000	11,000
Other liabilities	(Level 1)	1,439	1,439	3,231	3,231
Accrued interest payable	(Level 1)	159	159	122	122

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
Commercial and agricultural non-real estate loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. Commercial non-real estate municipal loans may be granted based on the unrestricted assets, tax base and overall borrowing capacity of local governments. Agricultural non-real estate loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. Agricultural loans carry significant credit risks as they may involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. Farming operations may be affected by adverse weather conditions such as, but not limited to, drought, hail or floods that can severely limit crop yields.

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

Below is a summary of originated and acquired loans by type and risk rating as of June 30, 2017:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$134,754	$—	$1,773	$—	$—	$136,527
Commercial/Agricultural real estate:
Commercial real estate	79,332	50	68	—	—	79,450
Agricultural real estate	8,428	—	—	—	—	8,428
Multi-family real estate	23,206	—	148	—	—	23,354
Construction and land development	11,951	—	—	—	—	11,951
Consumer non-real estate:
Originated indirect paper	93,649	8	230	—	—	93,887
Purchased indirect paper	33,660	—	—	—	—	33,660
Other Consumer	14,648	—	123	—	—	14,771
Commercial/Agricultural non-real estate:
Commercial non-real estate	22,156	—	152	—	—	22,308
Agricultural non-real estate	11,706	416	91	—	—	12,213
Total originated loans	$433,490	$474	$2,585	$—	$—	$436,549
Acquired Loans:
Residential real estate:
One to four family	$19,550	$470	$188	$—	$—	$20,208
Commercial/Agricultural real estate:
Commercial real estate	24,378	32	417	—	—	24,827
Agricultural real estate	16,882	278	4,100	—	—	21,260
Multi-family real estate	—	—	—	—	—	—
Construction and land development	1,920	—	116	—	—	2,036
Consumer non-real estate:
Other Consumer	408	—	7	—	—	415
Commercial/Agricultural non-real estate:
Commercial non-real estate	8,881	—	1,368	—	—	10,249
Agricultural non-real estate	4,067	28	98	—	—	4,193
Total acquired loans	$76,086	$808	$6,294	$—	$—	$83,188
Total Loans:
Residential real estate:
One to four family	$154,304	$470	$1,961	$—	$—	$156,735
Commercial/Agricultural real estate:
Commercial real estate	103,710	82	485	—	—	104,277
Agricultural real estate	25,310	278	4,100	—	—	29,688
Multi-family real estate	23,206	—	148	—	—	23,354
Construction and land development	13,871	—	116	—	—	13,987
Consumer non-real estate:
Originated indirect paper	93,649	8	230	—	—	93,887
Purchased indirect paper	33,660	—	—	—	—	33,660
Other Consumer	15,056	—	130	—	—	15,186
Commercial/Agricultural non-real estate:
Commercial non-real estate	31,037	—	1,520	—	—	32,557
Agricultural non-real estate	15,773	444	189	—	—	16,406
Gross loans	$509,576	$1,282	$8,879	$—	$—	$519,737
Less:
Net deferred loan costs (fees)						(334)
Allowance for loan losses						(5,756)
Loans receivable, net						$513,647

Below is a summary of originated loans by type and risk rating as of September 30, 2016:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$159,244	$—	$1,632	$—	$85	$160,961
Commercial/Agricultural real estate:
Commercial real estate	58,768	—	—	—	—	58,768
Agricultural real estate	3,418	—	—	—	—	3,418
Multi-family real estate	18,935	—	—	—	—	18,935
Construction and land development	12,977	—	—	—	—	12,977
Consumer non-real estate:
Originated indirect paper	118,809	10	254	—	—	119,073
Purchased indirect paper	49,221	—	—	—	—	49,221
Other Consumer	18,889	—	37	—	—	18,926
Commercial/Agricultural non-real estate:
Commercial non-real estate	17,790	—	179	—	—	17,969
Agricultural non-real estate	9,994	—	—	—	—	9,994
Total originated loans	$468,045	$10	$2,102	$—	$85	$470,242
Acquired Loans:
Residential real estate:
One to four family	$25,613	$603	$561	$—	$—	$26,777
Commercial/Agricultural real estate:
Commercial real estate	29,607	167	398	—	—	30,172
Agricultural real estate	21,922	11	2,847	—	—	24,780
Multi-family real estate	200	—	—	—	—	200
Construction and land development	3,487	—	116	—	—	3,603
Consumer non-real estate:
Other Consumer	746	11	32	—	—	789
Commercial/Agricultural non-real estate:
Commercial non-real estate	13,010	11	11	—	—	13,032
Agricultural non-real estate	4,546	7	100	—	—	4,653
Total acquired loans	$99,131	$810	$4,065	$—	$—	$104,006
Total Loans:
Residential real estate:
One to four family	$184,857	$603	$2,193	$—	$85	$187,738
Commercial/Agricultural real estate:
Commercial real estate	88,375	167	398	—	—	88,940
Agricultural real estate	25,340	11	2,847	—	—	28,198
Multi-family real estate	19,135	—	—	—	—	19,135
Construction and land development	16,464	—	116	—	—	16,580
Consumer non-real estate:
Originated indirect paper	118,809	10	254	—	—	119,073
Purchased indirect paper	49,221	—	—	—	—	49,221
Other Consumer	19,635	11	69	—	—	19,715
Commercial/Agricultural non-real estate:
Commercial non-real estate	30,800	11	190	—	—	31,001
Agricultural non-real estate	14,540	7	100	—	—	14,647
Gross loans	$567,176	$820	$6,167	$—	$85	$574,248
Less:
Net deferred loan costs (fees)						191
Allowance for loan losses						(6,068)
Loans receivable, net						$568,371

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
Changes in the ALL by loan type for the periods presented below were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Nine Months Ended June 30, 2017:
Allowance for Loan Losses:
Beginning balance, October 1, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Charge-offs	(159)	—	(294)	(9)		(462)
Recoveries	8	—	141	1	—	150
Provision	—	—	—	—	—	—
Allowance allocation adjustment	(427)	461	(234)	88	112	—
Total Allowance on originated loans	$1,461	$2,344	$1,079	$732	$140	$5,756
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, June 30, 2017	$1,461	$2,344	$1,079	$732	$140	$5,756
Allowance for Loan Losses at June 30, 2017:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$203	$—	$32	$6	$—	$241
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,258	$2,344	$1,047	$726	$140	$5,515
Loans Receivable as of June 30, 2017:						—
Ending balance of originated loans	$136,527	$123,183	$141,984	$34,521	$—	$436,215
Ending balance of purchased credit-impaired loans	247	1,813	4	905	—	2,969
Ending balance of other acquired loans	19,961	46,310	411	13,537	—	80,219
Ending balance of loans	$156,735	$171,306	$142,399	$48,963	$—	$519,403
Ending balance: individually evaluated for impairment	$4,170	$266	$551	$659	$—	$5,646
Ending balance: collectively evaluated for impairment	$152,565	$171,040	$141,848	$48,304	$—	$513,757

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer and other Non-real Estate	Unallocated	Total
Nine months ended June 30, 2016:
Allowance for Loan Losses:
Beginning balance, October 1, 2015	$2,364	$1,617	$2,263	$252	$6,496
Charge-offs	(111)	—	(394)	—	(505)
Recoveries	7	—	163	—	170
Provision	30	10	35	—	75
Allowance allocation adjustment	(166)	249	128	(211)	—
Total Allowance on originated loans	$2,124	$1,876	$2,195	$41	$6,236
Purchased credit impaired loans	—	—	—	—	—
Other acquired loans	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—
Ending balance, June 30, 2016	$2,124	$1,876	$2,195	$41	$6,236
Allowance for Loan Losses at June 30, 2016:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$422	$—	$189	$—	$611
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,702	$1,876	$2,006	$41	$5,625
Loans Receivable as of June 30, 2016:
Ending balance of originated loans	$124,316	$128,089	$221,808	$—	$474,213
Ending balance of purchased credit-impaired loans	399	1,762	1,489	—	3,650
Ending balance of other acquired loans	69,198	26,770	10,215	—	106,183
Ending balance of loans	$193,913	$156,621	$233,512	$—	$584,046
Ending balance: individually evaluated for impairment	$4,670	$—	$914	$—	$5,584
Ending balance: collectively evaluated for impairment	$189,243	$156,621	$232,598	$—	$578,462
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
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. At June 30, 2017, the maximum credit limit for these purchased consumer loans was $50,000. As of June 30, 2017, the balance of these purchased consumer loans was $33,660 compared to $49,221 as of September 30, 2016. As of September 30, 2016, purchases from the third party ceased. We are evaluating the opportunity to resume making loans with the third party beginning in the next fiscal quarter. The balance in the cash reserve account has reached the maximum allowed balance of $1,000, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, the Company has not charged off or experienced losses related to the purchased loans.

The weighted average rate earned on these purchased consumer loans was 4.26% as of June 30, 2017. From March 2014 through December 2015, the rate earned for all new loan originations of these purchased consumer loans was 4.00%. As of January 2016, new loans purchased were at an interest rate of 4.25% due to the increase in the Prime Rate.
Loans receivable by loan type as of the end of the periods shown below were as follows:

	Residential Real Estate		Commercial/Agriculture Real Estate Loans		Consumer non-Real Estate		Commercial/Agriculture non-Real Estate		Totals
	June 30, 2017	September 30, 2016	June 30, 2017	September 30, 2016	June 30, 2017	September 30, 2016	June 30, 2017	September 30, 2016	June 30, 2017	September 30, 2016
Performing loans
Performing TDR loans	$2,122	$2,942	$—	$—	$468	$276	$41	$—	$2,631	$3,218
Performing loans other	152,867	182,747	168,294	150,181	141,582	189,653	47,313	45,370	510,056	567,951
Total performing loans	154,989	185,689	168,294	150,181	142,050	189,929	47,354	45,370	512,687	571,169

Nonperforming loans (1)
Nonperforming TDR loans	727	471	—	—	31	44	—	—	758	515
Nonperforming loans other	1,019	1,272	3,012	948	318	257	1,609	278	5,958	2,755
Total nonperforming loans	1,746	1,743	3,012	948	349	301	1,609	278	6,716	3,270
Total loans	$156,735	$187,432	$171,306	$151,129	$142,399	$190,230	$48,963	$45,648	$519,403	$574,439

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s residential real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of June 30, 2017 and September 30, 2016, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
June 30, 2017
Residential real estate:
One to four family	$1,217	$84	$1,420	$2,721	$154,014	$156,735	$1,292	$454
Commercial/Agricultural real estate:
Commercial real estate	15	2	171	188	104,089	104,277	404	—
Agricultural real estate	365	—	1,937	2,302	27,386	29,688	2,361	—
Multi-family real estate	—	—	148	148	23,206	23,354	148	—
Construction and land development	—	—	32	32	13,955	13,987	99	—
Consumer non-real estate:
Originated indirect paper	231	77	63	371	93,516	93,887	71	45
Purchased indirect paper	335	360	173	868	32,792	33,660	—	174
Other Consumer	26	45	35	106	15,080	15,186	51	8
Commercial/Agricultural non-real estate:
Commercial non-real estate	31	—	130	161	32,396	32,557	1,520	—
Agricultural non-real estate	398	—	—	398	16,008	16,406	89	—
Total	$2,618	$568	$4,109	$7,295	$512,442	$519,737	$6,035	$681
September 30, 2016
Residential real estate:
One to four family	$1,062	$892	$1,238	$3,192	$184,546	$187,738	$1,595	$123
Commercial/Agricultural real estate:
Commercial real estate	33	83	367	483	88,457	88,940	483	—
Agricultural real estate	—	—	623	623	27,575	28,198	623	—
Multi-family real estate	—	—	—	—	19,135	19,135	—	—
Construction and land development	27	—	35	62	16,518	16,580	—	—
Consumer non-real estate:
Originated indirect paper	204	30	122	356	118,717	119,073	158	53
Purchased indirect paper	338	286	199	823	48,398	49,221	—	199
Other Consumer	104	16	34	154	19,561	19,715	54	5
Commercial/Agricultural non-real estate:
Commercial non-real estate	9	2	155	166	30,835	31,001	188	—
Agricultural non-real estate	—	60	90	150	14,497	14,647	90	—
Total	$1,777	$1,369	$2,863	$6,009	$568,239	$574,248	$3,191	$380

At June 30, 2017, the Company has identified impaired loans of $10,225, consisting of $3,389 TDR loans, $2,969 purchased credit impaired loans, and $3,867 substandard non-TDR loans, which includes $1,610 of non-PCI acquired loans. The $10,225 total of impaired loans includes $2,631 of performing TDR loans. At September 30, 2016, the Company has identified $3,733 of TDR loans, $4,972 acquired PCI loans and $1,664 of substandard loans as impaired, totaling $10,369, which includes $3,218 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of June 30, 2017 and September 30, 2016 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2017
With No Related Allowance Recorded:
Residential real estate	$3,350	$3,350	$—	$3,579	$26
Commercial/agriculture real estate	3,095	3,095	—	2,711	3
Consumer non-real estate	457	457	—	352	10
Commercial/agricultural non-real estate	1,994	1,994	—	1,786	22
Total	$8,896	$8,896	$—	$8,428	$61
With An Allowance Recorded:
Residential real estate	$1,101	$1,101	$203	$1,496	$10
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	98	98	32	220	—
Commercial/agricultural non-real estate	130	130	6	155	—
Total	$1,329	$1,329	$241	$1,871	$10
June 30, 2017 Totals:
Residential real estate	$4,451	$4,451	$203	$5,075	$36
Commercial/agriculture real estate	3,095	3,095	—	2,711	3
Consumer non-real estate	555	555	32	572	10
Commercial/agricultural non-real estate	2,124	2,124	6	1,941	22
Total	$10,225	$10,225	$241	$10,299	$71

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2016
With No Related Allowance Recorded:
Residential real estate	$3,807	$3,807	$—	$3,817	$132
Commercial/agriculture real estate	2,326	2,326	—	2,326	27
Consumer non-real estate	247	247	—	451	36
Commercial/agricultural non-real estate	1,577	1,577	—	1,577	42
Total	$7,957	$7,957	$—	$8,171	$237
With An Allowance Recorded:
Residential real estate	$1,891	$1,891	$503	$1,808	$50
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	342	342	76	339	10
Commercial/agricultural non-real estate	179	179	27	36	1
Total	$2,412	$2,412	$606	$2,183	$61
September 30, 2016 Totals:
Residential real estate	$5,698	$5,698	$503	$5,625	$182
Commercial/agriculture real estate	2,326	2,326	—	2,326	27
Consumer non-real estate	589	589	76	790	46
Commercial/agricultural non-real estate	1,756	1,756	27	1,613	43
Total	$10,369	$10,369	$606	$10,354	$298
Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include, but are not limited to, an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 3 delinquent TDRs greater than 60 days past due with a recorded investment of $635 at June 30, 2017, compared to 3 such loans with a recorded investment of $226 at September 30, 2016.
Following is a summary of TDR loans by accrual status as of June 30, 2017 and September 30, 2016. There were no TDR commitments or unused lines of credit as of June 30, 2017.

	June 30, 2017	September 30, 2016
Troubled debt restructure loans:
Accrual status	$2,996	$3,218
Non-accrual status	393	515
Total	$3,389	$3,733

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the nine months ended June 30, 2017 and the year ended September 30, 2016:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Nine months ended June 30, 2017
TDRs:
Residential real estate	4	$—	$—	$73	$135	$208	$208	$—
Commercial/Agricultural real estate	—	—	—	—	—	—	—	—
Consumer non-real estate	3	—	—	4	24	28	28	—
Commercial/Agricultural non-real estate	1	—	—	—	43	43	43	—
Totals	8	$—	$—	$77	$202	$279	$279	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Year ended September 30, 2016
TDRs:
Residential real estate	4	$37	$—	$359	$—	$396	$396	$74
Commercial/Agricultural real estate	—	—	—	—	—	—	—	—
Consumer non-real estate	3	—	—	21	—	21	21	—
Commercial/Agricultural non-real estate	—	—	—	—	—	—	—	—
Totals	7	$37	$—	$380	$—	$417	$417	$74
A summary of loans by loan segment modified in a troubled debt restructuring as of June 30, 2017 and September 30, 2016, was as follows:

	June 30, 2017		September 30, 2016
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	26	$3,125	32	$3,413
Commercial/Agricultural real estate	—	—	—	—
Consumer non-real estate	22	223	21	320
Commercial/Agricultural non-real estate	1	41	—	—
Total troubled debt restructurings	49	$3,389	53	$3,733

The following table provides information related to restructured loans that were considered in default as of June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	4	$362	9	$516
Commercial/Agricultural real estate	—	—	6	948
Consumer non-real estate	3	31	4	43
Commercial/Agricultural non-real estate	—	—	2	99
Total troubled debt restructurings	7	$393	21	$1,606
Included above is one TDR loan that became in default during the three months ended June 30, 2017.
All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

June 30, 2017
Accountable for under ASC 310-30 (Purchased Credit Impaired "PCI" loans)
Outstanding balance	$2,969
Carrying amount	$1,705
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$80,219
Carrying amount	$80,052
Total acquired loans
Outstanding balance	$83,188
Carrying amount	$81,757
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30:

June 30, 2017
Balance at beginning of period	$192
Acquisitions	—
Reduction due to unexpected early payoffs	—
Reclass from non-accretable difference	—
Disposals/transfers	—
Accretion	(25)
Balance at end of period	$167

NOTE 4 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of June 30, 2017 and September 30, 2016, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
U.S. government agency obligations	$14,851	$35	$364	$14,522
Obligations of states and political subdivisions	32,732	252	97	32,887
Mortgage-backed securities	31,054	107	231	30,930
Federal Agricultural Mortgage Corporation	71	65	—	136
Total available for sale securities	$78,708	$459	$692	$78,475

September 30, 2016
U.S. government agency obligations	$16,388	$48	$29	$16,407
Obligations of states and political subdivisions	33,405	630	23	34,012
Mortgage-backed securities	28,861	389	3	29,247
Federal Agricultural Mortgage Corporation	70	11	—	81
Trust preferred securities	376	$—	$—	376
Total available for sale securities	$79,100	$1,078	$55	$80,123

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Obligations of states and political subdivisions	$1,312	$17	$—	$1,329
Mortgage-backed securities	4,341	140		4,481
Total held to maturity securities	$5,653	$157	$—	$5,810

September 30, 2016
Obligations of states and political subdivisions	$1,315	$20	$—	$1,335
Mortgage-backed securities	5,354	255	—	5,609
Total held to maturity securities	$6,669	$275	$—	$6,944
As of June 30, 2017, the Bank has pledged U.S. Government Agency and mortgage backed securities with a book value of $2,792 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of June 30, 2017, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2017, the Bank has pledged U.S. Government Agency securities with a book value of $7,824 and mortgage-backed securities with a book value of $19,166 as collateral against specific municipal deposits.
In March 2017, the Bank received litigation settlement proceeds from a JP Morgan Residential Mortgage Backed Security (RMBS) claim in the amount of $283. The $283 is included in non-interest income under the caption "Settlement proceeds" for the current nine months ended, June 30, 2017, on the Consolidated Statement of Operations. This JP Morgan RMBS was previously owned by the Bank and sold in 2011.
During the quarter ended June 30, 2017, the sole trust preferred security held by the bank was called resulting in an additional $118 in accretion interest income and a spike in the investment yield.

The estimated fair value of securities at June 30, 2017 and September 30, 2016, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	June 30, 2017		September 30, 2016
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$135	$135	$230	$230
Due after one year through five years	14,692	14,724	14,463	14,546
Due after five years through ten years	31,138	31,052	28,289	28,798
Due after ten years	32,743	32,564	36,118	36,549
Total available for sale securities	$78,708	$78,475	$79,100	$80,123

	June 30, 2017		September 30, 2016
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,312	$1,329	$1,315	$1,335
Due after five years through ten years	2,716	2,774	1,504	1,559
Due after ten years	1,625	1,707	3,850	4,050
Total held to maturity securities	$5,653	$5,810	$6,669	$6,944

At June 30, 2017 and September 30, 2016, there were no held to maturity securities with a net unrealized loss position. Securities with unrealized losses at June 30, 2017 and September 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2017
U.S. government agency obligations	$16,126	$211	$970	$20	$17,096	$231
Obligations of states and political subdivisions	9,977	77	1,113	20	11,090	97
Mortgage-backed securities	9,721	319	1,820	45	11,541	364
Total	$35,824	$607	$3,903	$85	$39,727	$692
September 30, 2016
U.S. government agency obligations	$4,039	$4	$2,494	$25	$6,533	$29
Obligations of states and political subdivisions	2,885	7	1,338	15	4,223	22
Mortgage-backed securities	1,385	1	1,137	3	2,522	4
Total	$8,309	$12	$4,969	$43	$13,278	$55

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances at June 30, 2017 and September 30, 2016 was as follows:

	As of	Weighted Average Rate	As of	Weighted Average Rate
Maturing during the fiscal year	June 30,		September 30,
Ended September 30,	2017		2016
2017	$63,900	1.13%	$45,461	0.86%
2018	4,000	0.99%	6,100	2.24%
2019	—	—%	7,730	1.41%
Total fixed maturity	$67,900	1.12%	$59,291	1.07%
Advances with amortizing principal	—	—%	—	—%
Total advances	$67,900	1.12%	$59,291	1.07%
Irrevocable standby letters of credit	$10,090		$10,560
Total credit outstanding	$77,990		$69,851

Other borrowings maturing during the fiscal year ended September 30, 2021	$11,000	3.89%	$11,000	3.44%
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances.
At June 30, 2017, the Bank’s available and unused portion of this borrowing arrangement was approximately $64,320. In March 2017, the Bank prepaid $9,830 in FHLB borrowings with an average rate of 2.10% and average remaining maturity of 13.17 months. The prepayment fee totaled $104 and is included in other non-interest expense for the current nine months ended, June 30, 2017, on the Consolidated Statement of Operations. The weighted average remaining term of the borrowings at June 30, 2017 is 1.60 months compared to 8.32 months at September 30, 2016.
Maximum month-end FHLB amounts outstanding were $74,291 and $67,474 during the nine month periods ended June 30, 2017 and 2016, respectively.
Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. These advances are secured by $185,714 of real estate mortgage loans.
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
On September 30, 2016, the Company entered into an Amended and Restated Loan Agreement with FTN whereby FTN extended a $3,000 revolving line of credit to the Company for the purpose of financing its previously announced stock repurchase program. At June 30, 2017, the available and unused portion of this borrowing arrangement was $3,000. Under the stock repurchase program, the Company may repurchase up to 525,200 shares of its common stock or approximately
10% of its current outstanding shares, from time to time through October 1, 2017. As of June 30, 2017, 1,428 shares have been repurchased.

On May 30, 2017, the Company entered into the Second Amended and Restated Loan Agreement (the “Loan Agreement”) with FTN whereby FTN terminated the undrawn $3,000 revolving line of credit and extended a $5,000 term loan facility to the Company for the purpose of financing its previously announced merger with Wells Financial Corp. The Loan Agreement provides for funding on a date no later than September 30, 2017, subject to certain customary conditions and the consummation of the merger with Wells Financial Corp substantially simultaneously with funding. The Loan Agreement provides for a floating interest rate that is the London interbank offered rate (“LIBOR”) plus 270 basis points, which will be reset quarterly, and the maturity date will be five years from closing.

On May 30, 2017, the Company entered into a Subordinated Note Purchase Agreement (“Note Purchase Agreement”) with EJF Debt Opportunities Master Fund, LP (the “Purchaser”), pursuant to which the Purchaser agreed to purchase 6.75% fixed-to-floating subordinated notes in the aggregate principal amount of $15,000 (the “Notes”). The Note Purchase Agreement is expected to fund in the fourth fiscal quarter of 2017, subject to certain customary conditions. The Notes will provide for a maturity date to occur ten years from the date of issuance. The Notes will provide for an annual interest rate for the first five years following issuance of the Notes (the “Fixed Interest Period”) of 6.75%, subject to adjustment at funding if, and, to the extent that, the 10-Year Treasury Constant Maturity Index exceeds 2.5% on the business day immediately preceding funding, as quoted by the Federal Reserve Board in Federal Reserve Statistical Release H.15 (519). After the Fixed Interest Period and through maturity (the “Floating Interest Period”), the interest rate will be reset quarterly, to equal the three-month LIBOR plus 490 basis points. Interest on the Notes will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year through the maturity date.
NOTE 6 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Nine months ended June 30, 2017	Nine months ended June 30, 2016 (As Restated)
Current tax provision
Federal	$908	$825
State	166	139
	1,074	964
Deferred tax provision
Federal	385	313
State	71	54
	456	367
Total	$1,530	$1,331
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Nine months ended June 30, 2017		Nine months ended June 30, 2016 (As Restated)
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$1,526	34.0%	$1,268	34.0%
State income taxes net of federal taxes	237	5.3	192	5.2
Tax exempt interest	(168)	(3.8)	(118)	(3.2)
Other	(65)	(1.4)	(11)	(0.3)
Total	$1,530	34.1%	$1,331	35.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of June 30, 2017 and September 30, 2016, respectively:

	June 30, 2017	September 30, 2016
Deferred tax assets:
Allowance for loan losses	$2,254	$2,377
Deferred loan costs/fees	55	77
Director/officer compensation plans	79	299
Net unrealized loss on securities available for sale	93	—
Economic performance accruals	—	131
Other	139	177
Deferred tax assets	2,620	3,061
Deferred tax liabilities:
Office properties and equipment	(213)	(291)
Net unrealized gain on securities available for sale	—	(409)
Other	(98)	(98)
Deferred tax liabilities	(311)	(798)
Net deferred tax assets	$2,309	$2,263
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies,” above. At June 30, 2017 and September 30, 2016, respectively, management determined that no valuation allowance was necessary for any of the deferred tax assets.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of June 30, 2017, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2012 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the nine month periods ended June 30, 2017 and 2016, the Company did not recognize any interest or penalties related to income tax issues in its consolidated statements of operations. The Company had a recorded liability of $11 and $24, which is included in other liabilities in its consolidated balance sheets, for the payment of interest and penalties related to income tax issues as of June 30, 2017 and September 30, 2016 respectively.
NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of June 30, 2017, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At June 30, 2017, 284,778 options had been granted under this plan to eligible participants.

In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of June 30, 2017, 49,591 restricted shares under this plan were granted. As of June 30, 2017, 150,000 options had been granted to eligible participants.
Restricted shares granted to date under these plans were awarded at no cost to the employee and vest pro rata over a three to five-year period from the grant date, as determined by the Board of Directors at issuance. Options granted to date under these plans vest pro rata over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $17 and $48 for the three and nine months ended June 30, 2017, respectively. Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $(20) and $33 for the three and nine months ended June 30, 2016, respectively.
Restricted Common Stock Award

	June 30, 2017		September 30, 2016
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of fiscal year	23,159	$9.59	46,857	$7.59
Granted	5,500	12.52	11,591	10.98
Vested	(5,350)	8.99	(13,127)	7.17
Forfeited	—	—	(22,162)	7.54
Unvested and outstanding fiscal to date	23,309	$10.42	23,159	$9.59
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to both plans for the three and nine month periods ended June 30, 2017 was $8 and $23, respectively. The compensation cost recognized for stock-based employee compensation related to both plans for the three and nine month periods ended June 30, 2016 was $(7) and $25, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2017
Outstanding at September 30, 2016	140,706	$8.67
Granted	—	—
Exercised	(8,100)	8.24
Forfeited or expired	—
Outstanding at June 30, 2017	132,606	$8.69	6.45
Exercisable at June 30, 2017	70,212	$7.88	4.73	$428
Fully vested and expected to vest	132,606	$8.69	6.45	$704
2016
Outstanding at September 30, 2015	171,737	$7.46
Granted	55,000	10.00
Exercised	(43,515)
Forfeited or expired	(42,516)
Outstanding at September 30, 2016	140,706	$8.67	7.22
Exercisable at September 30, 2016	49,520	$7.27	4.09	$194
Fully vested and expected to vest	140,706	$8.67	7.22	$354
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2017	2016
Intrinsic value of options exercised	$36	$131
Cash received from options exercised	$67	$289
Tax benefit realized from options exercised	$—	$—
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2017	2016
Dividend yield	—%	1.02%
Risk-free interest rate	—%	1.7%
Weighted average expected life (years)	NA	10
Expected volatility	—%	5%

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the nine months ended June 30, 2017 and 2016:

	2017			2016
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized (losses) gains arising during the period	$(1,284)	$514	$(770)	$1,677	$(671)	$1,006
Less: reclassification adjustment for gains included in net income	29	(12)	17	47	(19)	28
Defined benefit plans:
Amortization of unrecognized prior service costs and net losses	—	—	—	(58)	23	(35)
Other comprehensive (loss) income	$(1,255)	$502	$(753)	$1,666	$(667)	$999
The changes in the accumulated balances for each component of other comprehensive income (loss) for the twelve months ended September 30, 2016 and the nine months ended June 30, 2017 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Accumulated Comprehensive Income (Loss)
Balance, October 1, 2015	$(249)	$35	$(214)
Current year-to-date other comprehensive income (loss), net of tax	863	(35)	828
Ending balance, September 30, 2016	$614	$—	$614
Current year-to-date other comprehensive loss, net of tax	(753)	—	(753)
Ending balance, June 30, 2017	$(139)	$—	$(139)
Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended June 30, 2017 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$29		Net gain on sale of available for sale securities
Tax Effect	(12)		Provision for income taxes
Total reclassifications for the period	$17		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

Reclassifications out of accumulated other comprehensive income for the nine months ended June 30, 2016 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$47		Net gain on sale of available for sale securities
Tax Effect	(19)		Provision for income taxes
Total reclassifications for the period	$28		Net income attributable to common shareholders
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
In connection with the settlement of all obligations owed by the Company to the participants in the SERP and the DRP, the Company retained an independent consultant during the three months ended March 31, 2016 to perform an actuarial calculation of the final amount of the accumulated benefit owed by the Company to each plan participant. In making this calculation, the consultant made certain assumptions regarding the applicable discount rate to be used and regarding certain other relevant factors to determine the amount of the benefit obligation due each participant, in each case taking into account the terms of each participant’s negotiated plan benefit agreement and the terms of each plan. Differences between the amount of the projected accrued benefit obligation previously recorded by the Company in its consolidated financial statements in connection with these plans and the actual amount of the benefit obligation to be paid to the participants, based upon the calculations of the independent consultant, is recorded in the aggregate as a gain of $41 during the twelve months ended September 30, 2016 on the Consolidated Statements of Operations line item "Salaries and related benefits" as a reduction to the expense. As of June 30, 2017, the Company recorded a liability on the accompanying Consolidated Balance Sheet of $0 for the aggregate amount of the benefit obligation due plan participants.
The components of the SERP and Directors' Retirement plans' cost at June 30, 2017 and September 30, 2016 are summarized below.

	June 30, 2017	September 30, 2016
Beginning accrued benefit cost	$1,046	$1,120
Service cost	—	—
Interest cost	—	44
Amortization of prior service costs	—	1
Net plan termination Credit	—	(41)
Net periodic benefit cost	—	4
Benefits paid	(1,046)	(78)
Ending accrued benefit cost	$—	$1,046

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2017, and our consolidated results of operations for the nine months ended June 30, 2017, compared to the same period in the prior fiscal year for the nine months ended June 30, 2016. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2016. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
RESTATEMENT SUMMARY
Our Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2016, which was filed on December 29, 2016, included restatement of our previously filed consolidated financial statements and the related consolidated statements of operations, shareholders’ equity and cash flows for the fiscal years ended September 30, 2014 and 2015 as well as revised quarterly results of operations for the fiscal years ended September 30, 2015 and 2016. The prior period errors were discovered in connection with the annual audit of consolidated financial statements for the fiscal year ended September 30, 2016. Management determined that certain professional and other expense accrual items were overstated during the fiscal years ended September 30, 2014 and 2015 resulting in understatement of the Company’s net income for the quarterly and annual periods ended September 30, 2014 and 2015. During the fiscal year ended September 30, 2016, management reversed these overstated accrued expenses which resulted in an overstatement of quarterly and annual net income for the year ended September 30, 2016. The cumulative effect of the net over-accruals of certain expenses for the fiscal years ended September 30, 2014 and 2015 was that net income was understated by $726 and $192 respectively. The effect of these restatements on the Company’s 2016 and 2015 quarterly consolidated statements of operations, as reported on Forms 10-Q, are as follows: Total non-interest expense decreased by $60 for the quarter ended September 30, 2015; and decreased by $85 for each of the quarters ended June 30, 2015; March 31, 2015 and December 31, 2014. Net income increased by $36 for the quarter ended September 30, 2015; and increased by $52 for each of the quarters ended June 30, 2015; March 31, 2015 and December 31, 2014. Total non-interest expense increased by $151, $43, and $21 for the quarters ended June 30, 2016; March 31, 2016 and December 31, 2015, respectively. Net income decreased by $92, $26, and $13 for the quarters ended June 30, 2016; March 31, 2016 and December 31, 2015, respectively. The effects of the restatements on the Company’s balance sheets and statements of cash flows for the Restated Periods were not material. For further discussion of the effects of the 2016 restatements, please refer to the following portions of this Quarterly Report on Form 10-Q: Part 1, Item 1. Financial Statements, Note 1 to Consolidated Financial Statements, Nature of Business and Summary of Significant Accounting Policies, as well as the following portions of our Annual Report on Form 10-K: Explanatory Note Regarding Restatement; Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements, and Item 9A Controls and Procedures.

PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three and nine month periods ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016 (As Restated)	2017	2016 (As Restated)
Net income as reported	$1,083	$875	$2,957	$2,397
EPS - basic, as reported	$0.21	$0.16	$0.56	$0.45
EPS - diluted, as reported	$0.20	$0.16	$0.56	$0.45
Cash dividends paid	$—	$—	$0.16	$0.12
Return on average assets (annualized)	0.65%	0.53%	0.58%	0.49%
Return on average equity (annualized)	6.66%	5.55%	6.06%	5.12%
Efficiency ratio, as reported (1)	73.71%	77.58%	77.24%	78.14%

(1)	The efficiency ratio is calculated as non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.
Key factors behind these results were:

•
Net interest income was $5,315 and $16,096 for the three and nine month periods ended June 30, 2017, an increase of $136 or 2.63% and $1,737 or 12.10% from the prior comparable three and nine month periods. During the quarter ended June 30, 2017, the sole trust preferred security held by the bank was called resulting in an additional $118 in accretion interest income and a spike in the investment yield. The increase for the nine month period was primarily due to the increase in loan balances due to the CBN acquisition on May 16, 2016.

•
The net interest margin of 3.41% and 3.36% for the three and nine months ended June 30, 2017 represents a 14 bp and 12 bp increase from a net interest margin of 3.27% and 3.24% for the three and nine months ended June 30, 2016 due to higher yields on earning assets.

•
Total loans were $519,403 at June 30, 2017, a decrease of $55,036, or 9.58%, from their balances at September 30, 2016, due primarily to our increased focus on secondary market lending for one to four family residential loans and exiting the originated indirect lending business. Total deposits were $519,133 at June 30, 2017, a decrease of $38,544, or 6.91%, from their balances at September 30, 2016, largely due to the closure of the four Eastern Wisconsin branches and previously closed branches. Despite the decline in total deposits, demand deposits, both interest bearing and non-interest bearing, increased from their balances at September 30, 2016.

•
Net loan charge-offs decreased slightly from $335 for the nine months ended June 30, 2016 to $312 for the nine months ended June 30, 2017. Continued lower levels of net loan charge-offs in recent periods led to a decreased provision for loan losses of $0 for the nine month period ended June 30, 2017, compared to $75 for the nine months ended June 30, 2016. Annualized net loan charge-offs as a percentage of average loans were 0.08% for the nine months ended June 30, 2017, compared to 0.09% for the nine months ended June 30, 2016.

•
Non-interest income increased from $1,013 and $2,773 for the three and nine months ended June 30, 2016 to $1,102 and $3,619 for the three and nine months ended June 30, 2017, primarily due to an increase in secondary market fee income generated from customer mortgage activity, and an increase in commercial loan origination and servicing fee income. Additionally, in March 2017, the Bank received litigation settlement proceeds from a JP Morgan Residential Mortgage Backed Security (RMBS) claim in the amount of $283. This JP Morgan RMBS was previously owned by the Bank and sold in 2011.

•
Non-interest expense decreased $74 and increased $1,899 for the three and nine months ended June 30, 2017, respectively, compared to the three and nine month periods ended June 30, 2016. During the three and nine months ended June 30, 2017, compensation and benefits costs increased $128 and $1,104 relative to the comparable prior year periods, primarily due to the addition of new employees related to the CBN acquisition. During the current nine month period, occupancy expense increased primarily due to rent termination costs related to the four branch closures in Eastern Wisconsin during the first fiscal quarter of 2017. We are continuing to focus on technology to provide progressive, online and mobile banking services that complement friendly, knowledgeable bankers in convenient community bank locations. As we redefine and expand our footprint, we expect data processing costs to continue to remain higher. Amortization of core deposit intangible expense increased due to the premium paid for the Central Bank selective deposits purchase and the CBN acquisition for the current three and nine month periods ended June 30, 2017, compared to the same periods in the prior year. Professional fees increased due to higher legal, audit, branch closure expenses and merger related costs due to the pending acquisition of Wells Financial Corp.

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
Income Taxes.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of June 30, 2017, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and nine month periods ended June 30, 2017 and 2016, respectively.
Tax equivalent net interest income was $5,385 and $16,310 for the three and nine months ended June 30, 2017, compared to $5,248 and $14,554 for the three and nine months ended June 30, 2016, respectively. The net interest margin for the three and nine month periods ended June 30, 2017 was 3.41% and 3.36%, compared to 3.27% and 3.24% for the three and nine month periods ended June 30, 2016.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $28 and $1,701 in net interest income for the three and nine month periods ended June 30, 2017, compared to the comparable prior year periods. The changes in the composition of interest earning assets resulted in a decrease of $39 and increase of $1,936 for the three and nine month periods ended June 30, 2017, compared to the same periods in the prior year. Rate changes on interest earning assets increased net interest income by $187 and $301 for the three and nine month periods ended June 30, 2017, compared to the same periods in the prior year. During the quarter ended June 30, 2017, the sole trust preferred security held by the bank was called resulting in an additional $118 in accretion interest income and a spike in the investment yield. Rate changes on interest-bearing liabilities increased interest expense by $78 and $246 over the same periods in the prior year, resulting in a net increase of $109 and $55 in net interest income as a result of changes in interest rates due to competitive pricing during the three and nine month periods ended June 30, 2017. Rate increases on investment securities are reflective of longer term investments at higher rates due to the run off of shorter term, lower rate securities.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and nine month periods ended June 30, 2017, and for the comparable prior year three and nine month periods. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $634,048 and $649,134 for the three and nine month periods ended June 30, 2017, and $646,388 and $600,434 for the three and nine month periods ended June 30, 2016, respectively. Interest income on interest earning assets was $6,691 and $20,322 for the three and nine month periods ended June 30, 2017, compared to $6,543 and $18,085 for the three and nine month periods ended June 30, 2016, respectively. Interest income is comprised primarily of interest income on loans and interest income on investment securities adjusted for the tax benefit of tax-exempt securities.

Interest income on loans was $6,030 and $18,632 for the three and nine month periods ended June 30, 2017, compared to $6,072 and $16,623 for the three and nine month periods ended June 30, 2016, respectively, The increase in loan interest income in the current year nine month period was primarily due to an increase in loans due to the CBN acquisition. Interest income on investment securities was $582 and $1,463 for the three and nine month periods ended June 30, 2017 compared to $397 and $1,250 for the three and nine month periods ended June 30, 2016, respectively. The increase is primarily due to the accretion interest income realized from the trust preferred security called during the quarter ended June 30, 2017.
Average interest-bearing liabilities were $548,099 and $562,958 for the three and nine month periods ended June 30, 2017, compared to $566,575 and $525,139 for the three and nine month periods ended June 30, 2016, respectively. Interest expense on interest-bearing liabilities was $1,306 and $4,012 for the three and nine month periods ended June 30, 2017, compared to $1,295 and $3,531 for the three and nine month periods ended June 30, 2016, respectively. Interest expense increased during the current three and nine month periods compared to the comparable prior year periods, primarily due to increases in rates on FHLB advances and other borrowings. In addition, increases in the current nine month period, were the result of increased deposits due to the CBN acquisition.
For the three and nine months ended June 30, 2017, interest expense on interest-bearing deposits decreased $89 and increased $96, from volume and mix changes and increased $43 and $120 from the impact of the rate environment, resulting in an aggregate decrease of $46 and increase of $216 in interest expense on interest-bearing deposits relative to June 30, 2016. Interest expense on FHLB advances and other borrowings increased $22 and $139 from volume and mix changes and increased $35 and $126 from the impact of the rate environment during the three and nine month periods ended June 30, 2017 for an aggregate increase of $57 and $265 relative to the three and nine month periods ended June 30, 2016.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended June 30, 2017 compared to the three months ended June 30, 2016:

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$17,246	$27	0.63%	$21,118	$18	0.34%
Loans	526,661	6,030	4.59%	525,780	6,072	4.64%
Interest-bearing deposits	808	4	1.99%	2,557	10	1.57%
Investment securities (1)	84,845	582	2.75%	92,102	397	1.73%
Non-marketable equity securities, at cost	4,488	48	4.29%	4,831	46	3.83%
Total interest earning assets	$634,048	$6,691	4.23%	$646,388	$6,543	4.07%
Average interest-bearing liabilities:
Savings accounts	$47,184	$13	0.11%	$35,825	$11	0.12%
Demand deposits	50,617	59	0.47%	42,898	65	0.61%
Money market	122,709	126	0.41%	141,162	141	0.40%
CD’s	226,189	767	1.36%	251,534	787	1.26%
IRA’s	26,852	70	1.05%	27,332	77	1.13%
Total deposits	473,551	1,035	0.88%	498,751	1,081	0.87%
FHLB Advances and other borrowings	74,548	271	1.46%	67,824	214	1.27%
Total interest-bearing liabilities	$548,099	$1,306	0.96%	$566,575	$1,295	0.92%
Net interest income		$5,385			$5,248
Interest rate spread			3.27%			3.15%
Net interest margin			3.41%			3.27%
Average interest earning assets to average interest-bearing liabilities			1.16			1.14
(1) For the three months ended June 30, 2017 and 2016, the average balances of the tax exempt investment securities, included in investment securities, were $31,204 and $30,190, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented. During the quarter ended June 30, 2017, the sole trust preferred security held by the bank was called resulting in an additional $118 in accretion interest income and a spike in the investment yield.

Nine months ended June 30, 2017 compared to the nine months ended June 30, 2016:

	Nine months ended June 30, 2017			Nine months ended June 30, 2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$15,007	$68	0.61%	$18,630	$51	0.37%
Loans	542,600	18,632	4.59%	482,808	16,623	4.60%
Interest-bearing deposits	770	11	1.91%	2,868	43	2.00%
Investment securities (1)	85,910	1,463	2.28%	91,420	1,250	1.83%
Non-marketable equity securities, at cost	4,847	148	4.08%	4,708	118	3.35%
Total interest earning assets	$649,134	$20,322	4.19%	$600,434	$18,085	4.02%
Average interest-bearing liabilities:
Savings accounts	$45,342	$46	0.14%	$30,755	$26	0.11%
Demand deposits	50,439	194	0.51%	32,008	155	0.65%
Money market	126,061	387	0.41%	142,003	436	0.41%
CD’s	235,341	2,352	1.34%	232,558	2,159	1.24%
IRA’s	27,861	225	1.08%	24,584	212	1.15%
Total deposits	485,044	3,204	0.88%	461,908	2,988	0.86%
FHLB Advances and other borrowings	77,914	808	1.39%	63,231	543	1.15%
Total interest-bearing liabilities	$562,958	$4,012	0.95%	$525,139	$3,531	0.90%
Net interest income		$16,310			$14,554
Interest rate spread			3.24%			3.12%
Net interest margin			3.36%			3.24%
Average interest earning assets to average interest-bearing liabilities			1.15			1.14
(1) For the nine months ended June 30, 2017 and 2016, the average balances of the tax exempt investment securities, included in investment securities, were $31,582 and $28,433, respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented. During the quarter ended June 30, 2017, the sole trust preferred security held by the bank was called resulting in an additional $118 in accretion interest income and a spike in the investment yield.
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

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2017 compared to the three months ended June 30, 2016:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(4)	$13	$9
Loans	10	(52)	(42)
Interest-bearing deposits	(8)	2	(6)
Investment securities	(34)	219	185
Non-marketable equity securities, at cost	(3)	5	2
Total interest earning assets	(39)	187	148
Interest expense:
Savings accounts	3	(1)	2
Demand deposits	11	(17)	(6)
Money market accounts	(19)	4	(15)
CD’s	(83)	63	(20)
IRA’s	(1)	(6)	(7)
Total deposits	(89)	43	(46)
FHLB Advances and other borrowings	22	35	57
Total interest bearing liabilities	(67)	78	11
Net interest income	$28	$109	$137

Nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(12)	$29	$17
Loans	2,053	(44)	2,009
Interest-bearing deposits	(30)	(2)	(32)
Investment securities	(79)	292	213
Non-marketable equity securities, at cost	4	26	30
Total interest earning assets	1,936	301	2,237
Interest expense:
Savings accounts	14	6	20
Demand deposits	78	(39)	39
Money market accounts	(49)	—	(49)
CD’s	26	167	193
IRA’s	27	(14)	13
Total deposits	96	120	216
FHLB Advances and other borrowings	139	126	265
Total interest bearing liabilities	235	246	481
Net interest income (loss)	$1,701	$55	$1,756
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. Within the last year, we have experienced lower levels of charge-offs and nonperforming loans. With both local and national unemployment rates improving slightly in recent quarters and improved asset quality due to our stricter underwriting standards, we anticipate our actual charge-off experience to remain stable throughout the remainder of the fiscal year ending

September 30, 2017. However, we continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.
Net loan charge-offs for the nine month period ended June 30, 2017 were $312, compared to $335, for the comparable prior year period. Annualized net charge-offs to average loans were 0.08% for the nine months ended June 30, 2017, compared to 0.09% for the comparable period in the prior year. Non-accrual loans were $6,035 at June 30, 2017, compared to $3,191 at September 30, 2016. Of the $2,844 increase in non-accrual loans, $2,694 is attributable to the CBN acquisition. Even though we are experiencing a slight increase in our nonperforming loans, we believe our credit and underwriting policies have supported more effective lending decisions by the Bank. Long term, we believe our loan servicing procedures will be able to manage delinquency efficiently and effectively. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a provision for loan losses of $0 and $75 for the nine month periods ended June 30, 2017 and June 30, 2016, respectively. Management believes that the provision taken for the current year nine month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make adjustments to our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three and nine month periods ended June 30, 2017 and 2016, respectively.

	Three months ended June 30,		%	Nine months ended June 30,		%
	2017	2016 (As Restated)	Change	2017	2016 (As Restated)	Change
Non-interest Income:
Net gain on available for sale securities	$—	$43	—%	$29	$47	(38.30)%
Service charges on deposit accounts	325	410	(20.73)	1,065	1,164	(8.51)%
Loan fees and service charges	475	302	57.28	1,372	886	54.85%
Settlement proceeds	—	—	NA	283	—	NA
Other	302	258	17.05	870	676	28.70%
Total non-interest income	$1,102	$1,013	8.79%	$3,619	$2,773	30.51%
The decrease of $99 in service charges on deposit accounts for the nine month period ended June 30, 2017, was primarily due to a decrease in checking account related service charges. Checking account related service charges have decreased industry wide, as customers utilize online and mobile tools to better manage their finances. Loan fees and service charges increased $486 during the nine month period ended June 30, 2017, mainly due to gains on payoffs from purchased credit impaired loans in the amount of $206 during the first fiscal quarter of 2017, an increase in secondary market fee income generated from customer mortgage activity, and an increase in commercial loan origination and servicing fee income. Additionally, in March 2017, the Bank received litigation settlement proceeds from a JP Morgan Residential Mortgage Backed Security (RMBS) claim in the amount of $283. This JP Morgan RMBS was previously owned by the Bank and sold in 2011. Other non-interest income increased for the current three and nine month periods ended June 30, 2017 over the comparable prior year periods, due to an increase in interchange income and bank owned life insurance income. Total non-interest income increased $89 and $846 during the current three and nine month periods ended June 30, 2017 over the comparable prior year periods.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and nine month periods ended June 30, 2017 and 2016, respectively.

	Three months ended June 30,		%	Nine months ended June 30,		%
	2017	2016 (As Restated)	Change	2017	2016 (As Restated)	Change
Non-interest Expense:
Compensation and benefits	$2,506	$2,378	5.38%	$7,888	$6,784	16.27%
Occupancy - net	565	554	1.99	2,196	1,835	19.67
Office	304	350	(13.14)	897	864	3.82
Data processing	476	445	6.97	1,402	1,274	10.05
Amortization of core deposit intangible	38	31	22.58	119	66	80.30
Advertising, marketing and public relations	75	174	(56.90)	243	456	(46.71)
FDIC premium assessment	79	86	(8.14)	231	255	(9.41)
Professional services	382	333	14.71	1,218	789	54.37
Other	305	453	(32.67)	1,034	1,006	2.78
Total non-interest expense	$4,730	$4,804	(1.54)%	$15,228	$13,329	14.25%

Non-interest expense (annualized) / Average assets	2.84%	2.91%	(2.41)%	2.99%	2.74%	9.12%
During the three and nine months ended June 30, 2017, compensation and benefits costs increased $128 and $1,104 relative to the comparable prior year periods. During the current nine month period, compensation and benefits costs increased primarily due to the addition of new employees related to the CBN acquisition. During the current nine month period, occupancy expense increased primarily due to rent termination costs related to the four branch closures in Eastern Wisconsin during the first fiscal quarter of 2017. We are continuing to focus on technology to provide progressive, online and mobile banking services that complement friendly, knowledgeable bankers in convenient community bank locations. As we redefine and expand our footprint, we expect data processing costs to continue to remain higher. Amortization of core deposit intangible expense increased for the current three and nine month periods ended June 30, 2017, compared to the same periods in the prior year due to higher amortization resulting from the premium paid for the Central Bank selective deposits purchase and the CBN acquisition for the current three and nine month periods ended June 30, 2017, compared to the same periods in the prior year. Professional fees increased due to legal, audit, branch closure expenses and merger related costs due to the pending acquisition of Wells Financial Corp. In March 2017, the Bank prepaid $9,830 in FHLB borrowings with an average rate of 2.10% and average remaining maturity of 13.17 months. The prepayment fee totaled $104 and is included in other non-interest expense for the current nine months ended, June 30, 2017. Total non-interest expense decreased $74 and increased $1,899 for the three and nine month periods ended June 30, 2017, respectively, compared to the same periods in the prior year.
Income Taxes. Income tax expense was $604 and $1,530 for the three and nine months ended June 30, 2017, compared to $513 and $1,331 for the three and nine months ended June 30, 2016, respectively. The effective tax rate decreased from 35.7% to 34.1% from the nine month periods ended June 30, 2016 and June 30, 2017, respectively.
BALANCE SHEET ANALYSIS
Loans. Gross Loan balances decreased by $55,036, or 9.58%, to $519,403 as of June 30, 2017 from $574,439 at September 30, 2016 mainly due to our increased focus on secondary market lending for one to four family residential loans and exiting the originated indirect lending business. At June 30, 2017, the loan portfolio was comprised of $328,041 of loans secured by real estate, or 63.1% of total loans including $171,306 in commercial and agricultural real estate loans, and $191,696 of consumer and other non-real estate loans, or 36.9% of total loans. Consumer and other loans include secured consumer originated indirect loans of $93,887 secured primarily by boats and travel trailers, $33,660 of third party purchased indirect loans secured primarily by household goods, and C&I and agricultural non-real estate loans totaling $48,963. At September 30, 2016, the loan portfolio mix included real estate loans of $340,591 or 59.3% of total loans including $117,138 in commercial and agricultural real estate loans, and consumer and other loans of $233,657, or 40.7% of total loans. Consumer and other loans include secured consumer loans of $119,073 in originated indirect loans, $49,221 of third party purchased indirect loans, and C&I and agricultural loans totaling $45,648.

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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At June 30, 2017 and September 30, 2016, we had 125 and 109 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $5,646 and $5,397, respectively. Of the impaired loans, respectively, there were 26 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $1,328 for which $241 in specific ALL was recorded as of June 30, 2017.
At June 30, 2017, the ALL was $5,756, or 1.11% of our total loan portfolio, compared to ALL of $6,068, or 1.06% of the total loan portfolio at September 30, 2016. This level was based on our analysis of the loan portfolio risk at June 30, 2017, taking into account the factors discussed above. At June 30, 2017, the ALL was 1.18% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 1.16% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2016. We have established a separate restricted reserve account for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	June 30, 2017 and Nine Months Then Ended	September 30, 2016 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$6,035	$3,191
Accruing loans past due 90 days or more	681	380
Total nonperforming loans (“NPLs”) (1)	6,716	3,571
Other real estate owned (1)	580	725
Other collateral owned	42	52
Total nonperforming assets (“NPAs”)	$7,338	$4,348
Troubled Debt Restructurings (“TDRs”)	$3,389	$3,733
Nonaccrual TDRs	$393	$515
Average outstanding loan balance	$546,921	$512,475
Loans, end of period (2)	$519,403	$574,439
Total assets, end of period	$665,641	$695,865
ALL, at beginning of period	$6,068	$6,496
Loans charged off:
Residential real estate	(160)	(140)
Commercial/Agricultural real estate	—	—
Consumer non-real estate	(293)	(460)
Commercial/Agricultural non-real estate	(9)	(118)
Total loans charged off	(462)	(718)
Recoveries of loans previously charged off:
Residential real estate	8	11
Commercial/Agricultural real estate	—	—
Consumer non-real estate	141	204
Commercial/Agricultural non-real estate	1	—
Total recoveries of loans previously charged off:	150	215
Net loans charged off (“NCOs”)	(312)	(503)
Additions to ALL via provision for loan losses charged to operations	—	75
ALL, at end of period	$5,756	$6,068
Ratios:
ALL to NCOs (annualized)	1,383.65%	1,206.36%
NCOs (annualized) to average loans	0.08%	0.10%
ALL to total loans	1.11%	1.06%
NPLs to total loans	1.29%	0.62%
NPAs to total assets	1.10%	0.62%
(1) Total Nonperforming assets increased due to the CBN acquisition in Fiscal 2016. Acquired nonperforming loans were $4,289 and $1,778 at June 30, 2017 and September 30, 2016, respectively. Acquired other real estate owned property balances were $138 and $212 at June 30, 2017 and September 30, 2016, respectively.
(2)    Total loans at June 30, 2017, include $33,660 in consumer and other loans purchased from a third party. See Note 3 in the accompanying Condensed Consolidated Financial Statements regarding the separate restricted reserve account established for these purchased consumer loans.

An aging analysis of the Company’s originated and acquired loans as of June 30, 2017 and September 30, 2016, respectively, was as follows

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
June 30, 2017
Originated loans	$2,157	$523	$2,011	$4,691	$1,750	$677
Acquired loans	461	45	2,098	2,604	4,285	4
Total	$2,618	$568	$4,109	$7,295	$6,035	$681
September 30, 2016
Originated loans	$1,677	$1,273	$1,372	$4,322	$1,600	$380
Acquired loans	100	96	1,491	1,687	1,591	—
Total	$1,777	$1,369	$2,863	$6,009	$3,191	$380
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
Non-performing loans of $6,716 at June 30, 2017, which included $393 of non-accrual troubled debt restructured originated loans, reflected an increase of $3,145 from the non-performing loans balance of $3,571 at September 30, 2016. The increase was mainly due to acquired nonperforming loan balances. Most of these non-performing loan relationships are secured primarily by collateral including residential real estate and commercial or agricultural assets.
Our non-performing assets were $7,338 at June 30, 2017, or 1.10% of total assets, compared to $4,348, or 0.62% of total assets at September 30, 2016. The increase in non-performing assets since September 30, 2016 was primarily due to the deterioration of two larger, acquired agricultural loans through the merger of CBN, as reported three months earlier.
Other real estate owned ("OREO") decreased by $145, from $725 at September 30, 2016 to $580 at June 30, 2017. Other collateral owned decreased $10 during the nine months ended June 30, 2017 to $42 from the September 30, 2016 balance of $52. We continue to aggressively liquidate OREO and other collateral owned as part of our overall credit risk strategy.
Net charge offs for the nine month period ended June 30, 2017 were $312, compared to $335 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.08% for the nine month period ended June 30, 2017, compared to 0.10% for the twelve months ended September 30, 2016.
Investment Securities. We manage our securities portfolio in an effort to enhance income and provide liquidity. Our investment portfolio is comprised of securities available for sale and securities held to maturity. The weighted average life of the investment portfolio was 4.7 years at June 30, 2017, compared with 4.0 years at September 30, 2016. The modified duration of the investment portfolio was 4.2 years at June 30, 2017, compared with 3.7 years at September 30, 2016.
Securities held to maturity were $5,653 at June 30, 2017, compared with $6,669 at September 30, 2016. Securities available for sale, which represent the majority of our investment portfolio, were $78,475 at June 30, 2017, compared with $80,123 at September 30, 2016.

The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
June 30, 2017
U.S. government agency obligations	$14,851	$14,522
Obligations of states and political subdivisions	32,732	32,887
Mortgage-backed securities	31,054	30,930
Federal Agricultural Mortgage Corporation	71	136
Totals	$78,708	$78,475
September 30, 2016
U.S. government agency obligations	$16,388	$16,407
Obligations of states and political subdivisions	33,405	34,012
Mortgage-backed securities	28,861	29,247
Federal Agricultural Mortgage Corporation	70	81
Trust preferred securities	376	376
Totals	$79,100	$80,123
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
June 30, 2017
Obligations of states and political subdivisions	$1,312	$1,329
Mortgage-backed securities	4,341	4,481
Totals	$5,653	$5,810
September 30, 2016
Obligations of states and political subdivisions	$1,315	$1,335
Mortgage-backed securities	5,354	5,609
Totals	$6,669	$6,944
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	June 30, 2017		September 30, 2016
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$45,905	$45,453	$45,249	$45,654
AAA	726	731	730	747
AA	24,949	25,039	25,574	26,006
A	5,334	5,458	5,414	5,567
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	1,794	1,794	2,133	2,149
Total	$78,708	$78,475	$79,100	$80,123

The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	June 30, 2017		September 30, 2016
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$4,341	$4,481	$5,354	$5,609
AAA	—	—	—	—
AA	—	—	—	—
A	962	970	965	982
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	359	350	353
Total	$5,653	$5,810	$6,669	$6,944
At June 30, 2017, securities with a book value of $2,792 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of June 30, 2017, this line of credit had a zero balance. The Bank has pledged U.S. Government Agency securities with a book value of $7,824 and mortgage-backed securities with a book value of $19,166 as collateral against specific municipal deposits.
Deposits. Deposits decreased to $519,133 at June 30, 2017, from $557,677 at September 30, 2016, largely due to the announced closure of the four Eastern Wisconsin branches.
The following is a summary of deposits by type at June 30, 2017 and September 30, 2016, respectively:

	June 30, 2017	September 30, 2016
Non-interest bearing demand deposits	$49,582	$45,408
Interest bearing demand deposits	49,366	48,934
Savings accounts	53,124	52,153
Money market accounts	128,435	137,234
Certificate accounts	238,626	273,948
Total deposits	$519,133	$557,677
Since December 2012, we have closed eighteen branches and sold the deposits and loans in one retail branch, resulting in ten markets we have exited. As of September 30, 2016, the deposit account balances remaining in these ten exited markets totaled $85,395, including the four closed branches in Eastern Wisconsin. As of June 30, 2017, these deposit account balances have declined to $57,024. We expect these deposit balances to continue to decline as certificates mature and accounts are closed.
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
Institutional certificates of deposit as a funding source increased to $31,340 at June 30, 2017 from $22,822 as of September 30, 2016. Institutional certificates of deposit remain an important part of our deposit mix as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $19,752 and $22,773 in brokered deposits at June 30, 2017 and September 30, 2016, respectively. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. FHLB advances were $67,900 as of June 30, 2017 and $59,291 as of September 30, 2016, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds. In March 2017, the Bank prepaid $9,830 in FHLB borrowings with an average rate of 2.10% and average remaining maturity of 13.17 months. The prepayment fee totaled $104 and is included in other non-interest expense for the current three and nine months ended, June 30, 2017, on the Consolidated Statement of Operations. The weighted average remaining term of the borrowings at June 30, 2017 was 1.60 months compared to 8.32 months at September 30, 2016.

On May 16, 2016, we entered into a Loan Agreement with First Tennessee Bank National Association ("FTN") evidencing an $11,000 term loan maturing on May 15, 2021. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of CBN. On September 30, 2016, we amended and restated the loan Agreement with FTN whereby FTN extended a $3,000 revolving line of credit to the Company for the purpose of financing the previously announced stock repurchase program, pursuant to which the Company may purchase up to 525,200 shares of its common stock, or approximately 10 percent of the outstanding shares from time to time through October 1, 2017. At June 30, 2017, the available and unused portion of this borrowing arrangement was $3,000. The Company has pledged 100% of Bank stock as collateral for the FTN loan and credit facilities. As of June 30, 2017, 1,428 shares have been repurchased.

On May 30, 2017, we entered into the Second Amended and Restated Loan Agreement (the “Loan Agreement”) with FTN whereby FTN terminated the undrawn $3,000 revolving line of credit and extended a $5,000 term loan facility to the Company for the purpose of financing its previously announced merger with Wells Financial Corp. The Loan Agreement provides for funding on a date no later than September 30, 2017, subject to certain customary conditions and the consummation of the merger with Wells Financial Corp substantially simultaneously with funding. The Loan Agreement provides for a floating interest rate that is the London interbank offered rate (“LIBOR”) plus 270 basis points, which will be reset quarterly, and the maturity date will be five years from closing.

On May 30, 2017, we entered into a Subordinated Note Purchase Agreement (“Note Purchase Agreement”) with EJF Debt Opportunities Master Fund, LP (the “Purchaser”), pursuant to which the Purchaser agreed to purchase 6.75% fixed-to-floating subordinated notes in the aggregate principal amount of $15,000 (the “Notes”). The Note Purchase Agreement is expected to fund in the fourth fiscal quarter of 2017. The Notes will provide for a maturity date to occur ten years from the date of issuance. The Notes will provide for an annual interest rate for the first five years following issuance of the Notes (the “Fixed Interest Period”) of 6.75%, subject to adjustment at funding if, and, to the extent that, the 10-Year Treasury Constant Maturity Index exceeds 2.5% on the business day immediately preceding funding, as quoted by the Federal Reserve Board in Federal Reserve Statistical Release H.15 (519). After the Fixed Interest Period and through maturity (the “Floating Interest Period”), the interest rate will be reset quarterly, to equal the three-month LIBOR plus 490 basis points. Interest on the Notes will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year through the maturity date.
Stockholders’ Equity. Total stockholders’ equity was $66,010 at June 30, 2017, compared to $64,544 at September 30, 2016. Total stockholders’ equity increased by $1,466, primarily as a result of an increase in retained earnings during the nine months ended June 30, 2017.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. Asset / liability management refers to our ability to efficiently and effectively utilize customer deposits and other funding sources to generate sufficient risk-weighted yields on interest earning assets. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash, twelve month projected principal and interest payments, floater bond receivable and Bank Owned Life Insurance divided by deposits maturing in less than one-year and Federal Home Loan Bank borrowings due in the next twelve months. At June 30, 2017, our liquidity ratio was 8.74%, which is above our targeted liquidity ratio of at least 7.0%.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $133,588 of our $238,626 (56.0%) CD portfolio as of June 30, 2017 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, $19,522, or 14.6%, of the CD maturities within the next 12 months are from deposits located within the ten markets we have exited and we don't expect to retain a majority of these CD's. We are currently attempting to strengthen customer relationships, by building core deposit relationships through new deposit product offerings to our consumer and commercial loan customers. In the present interest rate environment, and based on maturing yields, this should also improve our cost of funds. While we believe that our branch network attracts core deposits and enhances the Bank's long-term liquidity, a key component to our broader liquidity management strategy, we continue to analyze the profitability of our branch network.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank, Bankers’ Bank and First Tennessee Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of June 30, 2017, we have approximately $64,320 available under this arrangement, as compared to $90,500 at September 30, 2016. We also maintain lines of credit of $1,834 with the Federal Reserve Bank, $5,000 with US Bank, $13,500 with Bankers’ Bank and $11,000 with First Tennessee Bank as part of our contingency funding plan. The Federal Reserve Bank line of credit is based on 80% of the collateral value of the agency securities being held at the Federal Reserve Bank. The Bankers’ Bank and First Tennessee line of credit is a discretionary line of credit. As of June 30, 2017, our line of credit balance with the Federal Home Loan Bank was $67,900. As of the same date, our line of credit balance with the Federal Reserve Bank, US Bank, Bankers' Bank and First Tennessee Bank was $0.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2017, the Company had $47,106 in unused commitments, compared to $28,476 in unused commitments as of September 30, 2016.
Capital Resources. As of June 30, 2017, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2017 (Unaudited)
Total capital (to risk weighted assets)	$73,117,000	15.4%	$38,002,000	>=	8.0%	$47,502,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	67,361,000	14.2%	28,501,000	>=	6.0%	38,002,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	67,361,000	14.2%	21,376,000	>=	4.5%	30,876,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	67,361,000	10.3%	26,165,000	>=	4.0%	32,706,000	>=	5.0%
As of September 30, 2016 (Audited)
Total capital (to risk weighted assets)	$72,345,000	14.1%	$41,189,000	>=	8.0%	$51,487,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	66,278,000	12.9%	30,892,000	>=	6.0%	41,189,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	66,278,000	12.9%	23,169,000	>=	4.5%	33,466,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	66,278,000	9.3%	28,428,000	>=	4.0%	35,535,000	>=	5.0%

At June 30, 2017, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2017 (Unaudited)
Total capital (to risk weighted assets)	$66,639,000	14.0%	$38,002,000	>=	8.0%	$47,502,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	60,883,000	12.8%	28,501,000	>=	6.0%	38,002,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	60,883,000	12.8%	21,376,000	>=	4.5%	30,876,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	60,883,000	9.3%	26,165,000	>=	4.0%	32,706,000	>=	5.0%
As of September 30, 2016 (Audited)
Total capital (to risk weighted assets)	$64,811,000	12.6%	$41,189,000	>=	8.0%	$51,487,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	58,743,000	11.4%	30,892,000	>=	6.0%	41,189,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,743,000	11.4%	23,169,000	>=	4.5%	33,466,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,743,000	8.3%	28,428,000	>=	4.0%	35,535,000	>=	5.0%
At June 30, 2017, the Company was categorized as "Well Capitalized" under Prompt corrective Action Provisions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following table sets forth, at March 31, 2017 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity ("EVE") resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of June 30, 2017, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$73,792	$(33,338)	(31)%	11.99%	(382)	bp
+200 bp	88,516	(18,614)	(17)%	13.88%	(193)
+100 bp	100,323	(6,807)	(6)%	15.23%	(58)
0 bp	107,130	—	—	15.81%	—
-100 bp	106,262	(868)	(1)%	15.36%	(45)

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.

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
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at March 31, 2017 (the most recent date available) and September 30, 2016.

	Change in Net Interest Income Over One Year Horizon
	At March 31, 2017		At September 30, 2016
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change	Dollar Change in Net Interest Income (in thousands)	Percentage Change

+300 bp	$(3,080)	(13.16)%	$(2,790)	(11.14)%
+200 bp	(1,662)	(7.10)%	(1,552)	(6.20)%
+100 bp	(603)	(2.57)%	(678)	(2.71)%
0 bp	(38)	(0.16)%	(290)	(1.16)%
-100 bp	170	0.73%	(222)	(0.88)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2017, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at reaching a level of reasonable assurance.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On March 22, 2017, Paul Parshall, a purported Wells stockholder, filed a putative stockholder class action and derivative complaint in the District Court of Faribault County, Minnesota captioned Paul Parshall v. Wells Financial Corp., et al. The complaint was subsequently amended on June 15, 2017. The lawsuit names as defendants Wells, each of the current members of the Wells board and CCBI. The amended complaint asserts that the director defendants breached their fiduciary duties by initiating a process to sell Wells that undervalues Wells; by agreeing to the merger agreement at a price that does not reflect Wells’ true value; by either failing to inform themselves of Wells’ true value or disregarding such value; by entering into a preclusive merger agreement; and by failing to make adequate disclosure in the registration statement on Form S-4 as filed on June 2, 2017. The amended complaint further asserts that Wells and CCBI aided and abetted the purported breaches of fiduciary duty. The amended complaint seeks (i) a declaration that the action may be maintained as a class action; (ii) injunctive relief to prevent the consummation of the merger; (iii) in the event the merger is consummated, rescission of the transaction or rescissionary damages; (iv) an order directing the defendants to account to the plaintiff for damages because of alleged wrongdoing; (v) an award to plaintiff of costs and disbursements including attorneys’ and experts’ fees; and (vi) other relief as may be just and proper. The defendants believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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

On March 22, 2017, Paul Parshall, a purported Wells stockholder, filed a putative stockholder class action and derivative complaint in the District Court of Faribault County, Minnesota captioned Paul Parshall v. Wells Financial Corp., et al. The complaint was subsequently amended on June 15, 2017. The lawsuit names as defendants Wells, each of the current members of the Wells board and CCBI. The amended complaint asserts that the director defendants breached their fiduciary duties by initiating a process to sell Wells that undervalues Wells; by agreeing to the merger agreement at a price that does not reflect Wells’ true value; by either failing to inform themselves of Wells’ true value or disregarding such value; by entering into a preclusive merger agreement; and by failing to make adequate disclosure in the registration statement on Form S-4 as filed on June 2, 2017. The amended complaint further asserts that Wells and CCBI aided and abetted the purported breaches of fiduciary duty. The amended complaint seeks (i) a declaration that the action may be maintained as a class action; (ii) injunctive relief to prevent the consummation of the merger; (iii) in the event the merger is consummated, rescission of the transaction or rescissionary damages; (iv) an order directing the defendants to account to the plaintiff for damages because of alleged wrongdoing; (v) an award to plaintiff of costs and disbursements including attorneys’ and experts’ fees; and (vi) other relief as may be just and proper. The defendants believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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
(a) Exhibits

4.1
Subordinated Note Purchase Agreement between Citizens Community Bancorp, Inc. and EJF Debt Opportunities Master Fund, LP dated May 30, 2017 (filed as Exhibit 4.1 to the Company's current report on Form 8-K dated as of May 31, 2017 and incorporated herein by reference).

4.2	Form of Subordinated Note (filed as Exhibit 4.2 to the Company’s current report on Form 8-K dated as of May 31, 2017 and incorporated herein by reference).
10.1
Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A. and Stephen Bianchi, dated May 25, 2017 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated as of May 26, 2017 and incorporated herein by reference).

10.2
Second Amended and Restated Loan Agreement with First Tennessee, National Association dated May 30, 2017 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated as of May 31, 2017 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: August 7, 2017	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: August 7, 2017	By:	/s/ Mark C. Oldenberg
Mark C. Oldenberg
Chief Financial Officer