Form 10-K
period 2017-09-30
Citizens Community Bancorp Inc.
filed 2017-12-13
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting, if applicable, stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $66,687,156.  Shares of the registrant’s common stock held or beneficially owned by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At December 13, 2017 there were 5,883,656 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.
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
September 30, 2017

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:

•	conditions in the financial markets and economic conditions generally;

•	the possibility of a deterioration in the residential real estate markets;

•	interest rate risk;

•	lending risk;

•	the sufficiency of loan allowances;

•	changes in the fair value or ratings downgrades of our securities;

•	competitive pressures among depository and other financial institutions;

•	our ability to realize the benefits of net deferred tax assets;

•	our ability to maintain or increase our market share;

•	acts of terrorism and political or military actions by the United States or other governments;

•	legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank;

•	increases in FDIC insurance premiums or special assessments by the FDIC;

•	disintermediation risk;

•	our inability to obtain needed liquidity;

•	our ability to raise capital needed to fund growth or meet regulatory requirements;

•	the possibility that our internal controls and procedures could fail or be circumvented;

•	our ability to attract and retain key personnel;

•	our ability to keep pace with technological change;

•	cybersecurity risks;

•	risks posed by acquisitions and other expansion opportunities;

•	changes in accounting principles, policies or guidelines and their impact on financial performance;

•	restrictions on our ability to pay dividends; and

•	the potential volatility of our stock price.

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
PART 1
ITEM 1. BUSINESS
General
Citizens Community Bancorp, Inc. (the "Company") is a Maryland corporation organized in 2004. The Company is a bank holding company and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and by the Federal Reserve Bank. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal N.A. (the "Bank"), and providing consumer, commercial and agricultural banking activities through the Bank. At September 30, 2017, we had approximately $941 million in total assets, $743 million in deposits, and $73 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share, per share and capital ratio amounts, are stated in thousands.

Citizens Community Federal N.A.
The Bank is a federally chartered National Bank serving customers in Wisconsin, Minnesota and Michigan through 23 full-service branch locations as of September 30, 2017. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one-to-four family residential mortgages.
On August 18, 2017, the Company completed its merger with Wells Financial Corporation ("WFC"), pursuant to the merger agreement, dated March 17, 2017. At that time, the separate corporate existence of WFC ceased, and the Company survived the merger. In connection with the merger, the Company caused Wells Federal Bank to merge with and into the Bank, with the Bank surviving the merger. The merger expands the Bank's market share in Mankato and southern Minnesota, and added nine branch locations along with expanded services through Wells Insurance Agency. For further disclosure and discussion, see Note 2 "Acquisitions" of Notes to Consolidated Financial Statements," which is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
We intend to close two of the acquired WFC branches in December 2017. We intend to continue to review our branch network to deploy assets and capital in growth markets and exit markets where we believe we have limited growth opportunities. Through all of our branch locations in Wisconsin, Minnesota and Michigan, we provide a variety of commercial and consumer banking products and services to customers, including online and mobile banking options.
Wells Insurance Agency, a Minnesota corporation formed in 1976 and wholly owned subsidiary of the Bank ("WIA"), provides financial and insurance products to customers of the Bank and members of the general public in the Bank's market area. Intercompany interest income and interest expenses are eliminated in the preparation of the consolidated financial statements. WIA maintains adequate cash at the Bank to fund operations.
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
Our total gross outstanding loans, before net deferred loan costs and unamortized discounts on acquired loans, as of September 30, 2017, were $736,613, consisting of $247,634 in residential real estate loans, $273,900 in commercial agricultural real estate loans, $135,955 in consumer non-real estate loans, and $79,124 in commercial/agricultural non-real estate loans.
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
Deposits
We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At September 30, 2017, our total deposits were $742,504 including interest bearing deposits of $667,186 and non-interest bearing deposits of $75,318.
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

The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, results in the following minimum ratios (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk based capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. Although these new capital ratios do not become fully phased in until 2019, it is anticipated that the banking regulators will expect bank holding companies and banks to meet these requirements well ahead of that date.

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

Employees
At December 13, 2017, we had 186 full-time employees and 224 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.
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
We are subject to higher lending risks with respect to our commercial and agricultural banking activities which could adversely affect our financial condition and results of operations. Our loans include commercial and agricultural loans, which include loans secured by real estate as well as loans secured by personal property. Commercial real estate lending, including agricultural loans, typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Agricultural non-real estate loans carry significant risks as they may involve larger balances concentrated with a single borrower or group of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan for which an operating loan is utilized. Farming operations may be affected by factors outside of the borrower's control, including adverse weather conditions, such as drought, hail or floods that can severely limit crop yields and declines in market prices for agricultural products. Although the Bank manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks will not materialize, in which event, our financial condition, results of operations, cash flows and business prospects could be materially adversely affected.
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

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Company for our first fiscal year after December 15, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses Banking regulators expect the new accounting standard will increase the allowance for loan losses. Any change in the allowance for loan losses at the time of adoption will be an adjustment to retained earnings and would change the Bank’s capital levels. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At September 30, 2017, $95,883 of our securities, were classified as available for sale and $5,453 were classified as held to maturity. The estimated fair value of our available for sale securities portfolio may increase or decrease depending on market conditions. Our available for sale securities portfolio is comprised primarily of fixed-rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our available for sale securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.
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

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.
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
We operate in a highly regulated environment, and are subject to changes, which could increase our cost structure or have other negative impacts on our operations. The banking industry is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. Specifically, the Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in the elimination of the Office of Thrift Supervision, tightening of capital standards, and the creation of the new Consumer Financial Protection Bureau. Moreover, it has resulted, or is likely to result, in new laws, regulations and regulatory supervisors that are expected to increase our cost of operations. In addition to its regulatory powers, the Office of the Comptroller of the Currency (“OCC”) also has significant enforcement authority that it can use to address banking practices that it believes to be unsafe and unsound, violations of laws, and capital and operational deficiencies. Regulation includes, among other things, capital and reserve requirements, permissible investments and lines of business, dividend limitations, limitations on products and services offered, loan limits, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the Deposit Insurance Fund, our depositors and the public, rather than our stockholders. We are also subject to regulation by the SEC. Failure to comply with applicable laws, regulations or policies could result in sanction by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, consolidated financial condition and results of operations. In addition, any change in government regulation could have a material adverse effect on our business.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

The Basel III Rules, which became effective for us on January 1, 2015, include new minimum risk-based capital and leverage ratios and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The Basel III Rules also establish a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. The application of more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the Basel III Rules could result in our having to lengthen the term of our funding sources, change our business models or increase our holdings of liquid assets. Specifically, the Banks’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit the Company’s ability to pay dividends to stockholders. See Item 1, “Business ‒ Regulation and Supervision ‒ New Capital Rules.”
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
We may not be able to attract or retain key people. Our success depends, in part, on our ability to attract and retain key people. We depend on the talents and leadership of our executive team, including Stephen M. Bianchi, our Chief Executive Officer, and James S. Broucek, our Chief Financial Officer. Competition for the best people in most activities engaged in by us can be intense, and we may not be able to hire people or retain them. Although Mr. Bianchi and Mr. Broucek are under employment agreements expiring in 2019 and 2020, respectively, unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.
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

Acquisition and expansion activities may disrupt our business, dilute existing stockholders and adversely affect our operating results. We recently acquired through merger, Community Bank of Northern Wisconsin ("CBN") and WFC. We intend to continue to evaluate potential acquisitions and expansion opportunities in the normal course of business. Although the integration of CBN and WFC into our operations is successfully proceeding, we cannot assure you that we will be able to adequately and profitably manage any such future acquisitions. Acquiring other banks or financial service companies, as well as other geographic and product expansion activities involve various risks including:

•	risks of unknown or contingent liabilities;

•	unanticipated costs and delays;

•	risks that acquired new businesses do not perform consistent with our growth and profitability expectations;

•	risks of entering new markets or product areas where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	exposure to potential asset quality issues with acquired institutions;

•	difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and start-up delays and costs of other expansion activities;

•	potential disruptions to our business;

•	possible loss of key employees and customers of acquired institutions;

•	potential short-term decreases in profitability, and

•	diversion of our management's time and attention from our existing operations and business

Our failure to execute our acquisition strategy could adversely affect our business, results of operations, financial condition, and future prospects.
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

The ability of the Bank to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. The Bank may not be able to generate adequate cash flow to pay us dividends in the future. The Company's ability to pay dividends is also subject to the terms of its Second Amended and Restated Loan Agreement dated May 30, 2017, which prohibits the Company from making dividend payments while an event of default has occurred and is continuing under the loan agreement or from allowing payment of a dividend which would create an event of default. The Company has pledged 100% of Bank stock as collateral for the loan and credit facilities. The inability to receive dividends from the Bank could have an adverse effect on our business and financial condition.
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

Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 5,452,432 shares of our common stock held by nonaffiliates as of December 13, 2017. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2017
Location	Leased	Date	(in thousands)
ADMINISTRATIVE OFFICES:
2174 EastRidge Center (1), (2)	Lease	December 31, 2027
Eau Claire, WI 54701

BRANCH OFFICES
Lake Hallie Branch (3)	Lease	October 31, 2026
2727 Commercial Boulevard
Chippewa Falls, WI 54729

Fairfax Branch	Owned	N/A	$710
219 Fairfax Street
Altoona, WI 54720

Rice Lake South Branch (4)	Lease	October 14, 2023
2850 Decker Drive
Rice Lake, WI 54868

Barron Branch (5)	Lease	January 31, 2021
436 E LaSalle Ave
Barron, WI 54821

Rice Lake North	Owned	N/A	$1,363
1204 W Knapp Street
Rice Lake, 54868

Brill Branch (6)	Lease	October 31, 2018
2789 22nd Street
Rice Lake, WI 54868

St. Peter Branch (7)	Lease	April 30, 2018
1608 S Minnesota Ave
St. Peter, MN 56082

Owatonna Branch	Lease	December 31, 2017
496 North Street
Owatonna, MN 55060

Wells Branch	Owned	N/A	$842
53 1st Street SW
Wells, MN 56097

Blue Earth Branch	Owned	N/A	$269
303 South Main Street
Blue Earth, MN 56013

		Lease	Net Book Value
	Owned or	Expiration	at September 30, 2017
Location	Leased	Date	(in thousands)
Mankato Branch No. 2	Owned	N/A	$1,516
1601 Adams Street
Mankato, MN 56002

Fairmont Branch	Owned	N/A	$728
1015 Highway 15 South
Fairmont, MN 56031

St. James Branch	Owned	N/A	$464
501 1st Ave South
St. James, MN 56081

Albert Lea Branch	Owned	N/A	$668
2630 Bridge Ave
Albert Lea, MN 56007

Minnesota Lake Branch	Owned	N/A	$349
104 Main Street N
Minnesota Lake, MN 56068

Ladysmith Branch (8)	Leased	April 30, 2018
810 Miner Ave W
Ladysmith, WI 54848

Spooner Branch	Owned	N/A	$615
322 North River Street
Spooner, WI 54801

Westside Branch	Owned	N/A	$221
2125 Cameron Street
Eau Claire, WI 54703

Rochester Hills Branch	Owned	N/A	$240
310 W Tienken Road
Rochester Hills, MI 48306

Faribault Branch (9)	Lease	January 31, 2019
150 Western Avenue
Faribault, MN 55021

Mankato Branch No. 1 (10)	Lease	October 31, 2025
180 St. Andrews Drive
Mankato, MN 56001

Oakdale Branch (11)	Lease	September 30, 2020
7035 10th Street North
Oakdale, MN 55128

Red Wing Branch (12)	Lease	March 3, 2018
295 Tyler Road S
Red Wing, MN 55066

(1)	Leased Eastridge Center location has a predetermined rent rate increase each year and a right to renew for two additional periods of three years, each at negotiated conditions.

(2)
The Company signed a new 10-year lease, effective on or around April 1, 2018, for additional space in the Eastridge Center. Rent increases 1.5% per year. The lease includes two additional five-year extensions at the lessee's option.

(3)
Leased Lake Hallie traditional location opened on September 22, 2016 with a predetermined rent increase each year and a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

(4)	Leased Rice Lake South traditional location has a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

(5)	Leased Barron location has a lessee option to extend the lease by one, five-year period at a predetermined rent rate.

(6)	Leased Brill location has a lessee option to extend the lease by up to one, two-year period, at a negotiated amount.

(7)	St. Peter lease is on a month-by-month basis.

(8)	Leased Ladysmith location is on a fixed monthly amount until expiration.

(9)
On October 18, 2013, the Bank exercised its first lessee option to extend lease up to one five-year period, each at predetermined rent rates. There is also a lessee option to extend the lease by up to one, five-year period, each at predetermined rent rates.

(10)	Leased Mankato traditional location has a predetermined rent increase each year and a lessee option to extend the lease by up to two five-year periods, each at predetermined rent rates.

(11)	Leased Oakdale branch location has a predetermined rent rate increase each year.

(12)	Red Wing lease was extended three additional months. A new lease was signed on November 1, 2017 to relocate the Red Wing branch.

ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, the Company and/or the Bank occasionally become involved in various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
On March 22, 2017, Paul Parshall, a Wells stockholder, filed a putative Class Action Complaint in the District Court of Faribault County, Minnesota (“Court”) captioned Paul Parshall v. Wells Financial Corp., et al. and docketed at 22-CV-17-179. The Complaint was subsequently amended on June 15, 2017. Named as Defendants were Wells, each of the current members of the Wells Board (“Individual Defendants”) and CCBI. The Amended Complaint asserts, inter alia, that the Individual Defendants breached their fiduciary duties. The Amended Complaint further asserts that Wells and CCBI aided and abetted the purported breaches of fiduciary duty. On September 27, 2017, the Court approved a Stipulation of Dismissal and entered its Order of Dismissal dismissing, with prejudice, the Litigation and all claims, demands or causes of action that were asserted, could have been asserted, or are held by the Plaintiff and without prejudice as to any absent members of the putative class. The Court retained jurisdiction to hear and rule upon an Application for Fees and Expenses that may be filed by Plaintiff’s counsel. Such Application, if any, must be filed by February 28, 2018.

ITEM 4. MINE SAFETY DISCLOSURES
None
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Historically, trading in shares of our common stock has been limited. Citizens Community Bancorp, Inc. common stock is traded on the NASDAQ Global Market under the symbol “CZWI”.

The following table summarizes high and low bid prices and cash dividends declared for our common stock for the periods indicated. Bid prices are as provided by the NASDAQ Stock Market. The reported high and low prices represent interdealer bid prices, without retail mark-up, mark-downs or commission, and may not necessarily represent actual transactions.

	High	Low	Cash dividends per share
Fiscal 2017
First Quarter (three months ended December 31, 2016)	$12.55	$10.80	$—
Second Quarter (three months ended March 31, 2017)	$14.05	$12.05	$0.16
Third Quarter (three months ended June 30, 2017)	$14.34	$12.73	$—
Fourth Quarter (three months ended September 30, 2017)	$14.43	$13.03	$—

Fiscal 2016
First Quarter (three months ended December 31, 2015)	$9.49	$8.81	$—
Second Quarter (three months ended March 31, 2016)	$9.73	$8.84	$0.12
Third Quarter (three months ended June 30, 2016)	$11.60	$8.80	$—
Fourth Quarter (three months ended September 30, 2016)	$11.32	$9.26	$—
The closing price per share of Citizens Community Bancorp, Inc. common stock on September 29, 2017 (the last trading day of our fiscal year end) was $13.95.
We had approximately 440 stockholders of record at December 13, 2017. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
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
The Company's ability to pay dividends is also subject to the terms of its Second Amended and Restated Loan Agreement dated May 30, 2017, which prohibits the Company from making dividend payments while an event of default has occurred and is continuing under the loan agreement or from allowing payment of a dividend which would create an event of default.
The following table reflects the annual cash dividend paid in the fiscal years ended September 30, 2017 and 2016 respectively.

	2017	2016
Cash dividends per share	$0.16	$0.12
Stockholder record date	03/09/2017	03/11/2016
Dividend payment date	03/23/2017	03/25/2016

ITEM 6. SELECTED FINANCIAL DATA

	Year ended September 30, (dollars in thousands, except per share data)

	2017	2016	2015	2014	2013
Selected Results of Operations Data:
Interest income	27,878	25,084	$23,004	$24,033	$24,575
Interest expense	5,610	5,007	4,438	4,275	5,312
Net interest income	22,268	20,077	18,566	19,758	19,263
Provision for loan losses	319	75	656	1,910	3,143
Net interest income after provision for loan losses	21,949	20,002	17,910	17,848	16,120
Fees and service charges	2,973	2,923	3,006	2,868	2,584
Net impairment losses recognized in earnings	—	—	—	(78)	(797)
Net gain (loss) on sale of available for sale securities	111	63	60	(168)	552
Other non-interest income	1,667	929	847	794	712
Non-interest income	4,751	3,915	3,913	3,416	3,051
Non-interest expense	22,878	20,058	17,403	17,224	17,489
Income before provision for income taxes	3,822	3,859	4,420	4,040	1,682
Income tax provision	1,323	1,286	1,614	1,530	635
Net income	$2,499	$2,573	$2,806	$2,510	$1,047
Per Share Data: (1)
Net income per share (basic) (1)	$0.47	$0.49	$0.54	$0.49	$0.20
Net income per share (diluted) (1)	$0.46	$0.49	$0.54	$0.48	$0.20
Cash dividends per common share	$0.16	$0.12	$0.08	$0.04	$—
Book value per share at end of period	$12.48	$12.27	$11.74	$11.23	$10.51
Tangible book value per share at end of period	$9.78	$11.22	$11.72	$11.20	$10.47

CITIZENS COMMUNITY BANCORP, INC.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
	Year ended September 30, (dollars in thousands, except per share data)

	2017	2016	2015	2014	2013
Selected Financial Condition Data:
Total assets	$940,664	$695,865	$580,148	$569,815	$554,521
Investment securities	101,336	86,792	87,933	70,974	79,695
Total loans, net of deferred costs (fees)	732,995	574,439	450,510	470,366	440,863
Total deposits	742,504	557,677	456,298	449,767	447,398
Short-term FHLB borrowings	90,000	45,461	33,600	20,000	7,500
Other FHLB borrowings	—	13,830	25,291	38,891	42,500
Other borrowings (2)	30,319	11,000	—	—	—
Total shareholders’ equity	73,483	64,544	61,454	58,019	54,185
Weighted average common shares outstanding	5,361,843	5,241,458	5,208,708	5,163,373	5,151,413
Performance Ratios:
Return on average assets	0.34%	0.40%	0.49%	0.45%	0.19%
Return on average total shareholders’ equity	3.76%	4.08%	4.70%	4.47%	1.92%
Net interest margin (3)	3.31%	3.27%	3.36%	3.61%	3.62%
Net interest spread (3)
Average during period	3.19%	3.15%	3.24%	3.54%	3.51%
End of period	3.47%	3.31%	3.15%	3.58%	3.69%
Net overhead ratio (4)	2.48%	2.39%	2.35%	2.46%	2.66%
Average loan-to-average deposit ratio	100.87%	101.08%	101.63%	101.57%	99.91%
Average interest bearing assets to average interest bearing liabilities	114.96%	114.38%	114.15%	109.35%	109.92%
Efficiency ratio (5)	84.67%	83.60%	77.42%	74.08%	75.67%
Asset Quality Ratios:
Non-performing loans to total loans (6)	1.10%	0.62%	0.27%	0.34%	0.59%
Allowance for loan losses to:
Total loans (net of unearned income)	0.81%	1.06%	1.44%	1.38%	1.40%
Non-performing loans	73.90%	169.92%	532.02%	410.47%	236.96%
Net charge-offs to average loans	0.07%	0.10%	0.14%	0.35%	0.62%
Non-performing assets to total assets	1.49%	0.62%	0.37%	0.46%	0.66%
Capital Ratios:
Shareholders’ equity to assets (7)	7.81%	9.28%	10.59%	10.18%	9.77%
Average equity to average assets (7)	9.09%	9.87%	10.39%	9.98%	10.08%
Tier 1 capital (leverage ratio) (8)	9.2%	9.3%	10.6%	10.1%	9.9%
Total risk-based capital (8)	13.2%	14.1%	16.8%	16.3%	16.3%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.

(2)
Consists of senior term notes of ($10,694) to finance the acquisition of CBN and ($5,000) to finance the acquisition of WFC, which mature on May 15, 2021 and August 15, 2022, respectively; and subordinated notes of ($15,000) to finance the acquisition of WFC, which mature on August 10, 2027; less WFC debt origination costs totaling $375.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition and results of operations that should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended September 30, 2017 and 2016.
PERFORMANCE SUMMARY
The following is a brief summary of some of the significant factors that affected our operating results in 2017. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
We reported net income of $2,499 for the year ended September 30, 2017, compared to net income of $2,573 for the year ended September 30, 2016. Diluted earnings per share were $0.46 for 2017 compared to $0.49 for the year ended September 30, 2016. Return on average assets for the year ended September 30, 2017 was 0.34%, compared to 0.40% for the year ended September 30, 2016. The return on average equity was 3.76% for 2017 and 4.08% for 2016. An annual cash dividend in the amount of $0.16 per share and $0.12 per share was paid in the fiscal year ended September 30, 2017 and 2016, respectively.
On August 18, 2017, the Company completed its merger with Wells Financial Corporation ("WFC"), pursuant to the merger agreement, dated March 17, 2017. At that time, the separate corporate existence of WFC ceased, and the Company survived the merger. In connection with the merger, the Company caused Wells Federal Bank to merge with and into the Bank, with the Bank surviving the merger.
Under the terms of the merger agreement, each issued and outstanding share of WFC common stock, $0.10 par value, was converted into the right to receive (i) $41.31 in cash, (ii) 0.7598982 shares of the Company's common stock, and (iii) cash in lieu of fractional shares. The aggregate merger consideration paid to WFC shareholders consisted of approximately $32,210 in cash and 592,218 shares of the Company's common stock. To partially fund the cash portion of the merger consideration, the Company incurred $5,000 of senior term debt, and $15,000 of subordinated debt. The merger added $264,287 in assets, $187,079 in loans, $217,905 in deposits, $5,781 in goodwill and $4,178 in core deposit intangible. Acquisition costs consisting of accounting, legal and other professional fees were approximately $1,860 through September 30, 2017, and were included in non-interest expense. Debt origination costs of $380 were deferred, and are being amortized to interest expense on other borrowed funds over the life of the notes.
Key factors behind the earnings results were:

•
For fiscal 2017, certain onetime items including merger related costs, branch closure costs, debt prepayment fees, net of settlement income had a cumulative impact on pretax earnings of $2,632, or $0.33 per diluted share after-tax, compared to $1,540 pretax, or $0.18 per diluted share after tax for fiscal 2016.

•	Net interest income for fiscal 2017 grew 10.91% to $22,268 from $20,077 for fiscal 2016.

•	For fiscal 2017, the net interest margin increased 4 bps to 3.31% from 3.27% for fiscal 2016.

•	Loan loss provision increased to $319 for fiscal 2017, compared to $75 for fiscal 2016. Provision increased due to organic growth of portfolio loans in the fourth quarter of 2017.

•
For fiscal 2017, total non-interest income grew 21% to $4,751 from $3,915 for the comparable period in 2016. Growth in non-interest income resulted primarily from settlement proceeds and fee income generated due to the WFC acquisition.

•
Fiscal 2017 operations reflect a remix of loan and deposit composition. At September 30, 2017, commercial, multi-family, construction and agricultural loans for both operating purpose and real estate secured totaled 47.9% of the total loan portfolio versus 34.6% one year earlier. Non-maturity deposits are 60.8% of total deposits versus 50.9% one year earlier.

•
Net loans were $727,053 at September 30, 2017, compared to $568,371 at September 30, 2016. The increase in loans is primarily due to loans acquired in the WFC acquisition as well as organic commercial and agricultural loan growth.

•	Total deposits were $742,504 at September 30, 2017, compared to $557,677 at September 30, 2016. The deposit growth is due to the WFC acquisition, partially offset by deposit runoff in closed branches.

•
The allowance for loan and lease losses was 0.81% of total loans at September 30, 2017, compared to 1.06% one year earlier. The lower ratio for Q4 2017 was a result of the larger balance of loans due to the WFC acquisition, which were recorded at fair value in August 2017.

•
Nonperforming assets were $14,058, or 1.49% of total assets at September 30, 2017, compared to $4,348, or 0.62% of total assets at September 30, 2016. Included in nonperforming assets are approximately, $5,574 of acquired foreclosed properties, including $3,094 that have loan contracts on which the borrowers are paying according to their contractual terms, but the deed remains in the name of the Bank

•	We continued to reduce our instore branches, closing four of our remaining six instore locations in 2017. Additionally, two traditional branches were closed in 2017.
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

Goodwill.

We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2017 which is related to its banking activities. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of September 30, 2017.
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, "Intangibles - Goodwill and Other."  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The Company has one reporting unit as of September 30, 2017 which is related to its banking activities. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of September 30, 2017.
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
In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include but are not limited to; loans, investment securities, goodwill, core deposit intangible assets and deferred tax assets, among others. Specific assumptions, estimates and judgments utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 2, 3, 4, 5, 6, 7, 13 and 14 of Condensed Notes to Consolidated Financial Statements.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of September 30, 2017, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
STATEMENT OF OPERATIONS ANALYSIS
2017 compared to 2016
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
Tax equivalent net interest income was $22,563 for 2017, compared to $20,344 for 2016. Interest income on tax exempt securities is computed on a tax equivalent basis. The net interest margin for 2017 was 3.31% compared to 3.27% for 2016. The 4 basis point increase in net interest margin was mainly attributable to a 4 basis point decrease in deposit costs, a 5 basis point increase in the yield on earning assets, offset partially by a 35 basis point increase in borrowing costs. The decrease in deposit costs in part reflect the reduction of the level of higher-cost certificates of deposit accounts and the increase in lower-cost core deposits including savings accounts, demand accounts and money market accounts. The increased yield on earning assets includes a 43 basis point increase in the yield on investment securities offset slightly by a 10 basis point decrease in the yield on loans.
The cost of deposits decreased slightly in 2017 to 0.84% from 0.88% in 2016. The slight decrease reflects a smaller average balance of certificates of deposit and the impact of disciplined deposit pricing, which partially offset the impact of higher interest rates.
As shown in the rate/volume analysis table below, positive volume changes resulted in a $2,512 increase in net interest income in 2017. Average loan volume increases were due to commercial real estate and non-real estate loan growth in the current fiscal year over the prior fiscal year, arising from the WFC acquisition and management's strategy to continue to diversify its credit portfolio. The increase and changes in the composition of interest earning assets resulted in a $2,822 increase in interest income for 2017, and a $603 increase in interest expense due partially to acquisition of WFC assets and liabilities and the increase in borrowings to facilitate the acquisition. Rate changes on interest earning assets caused a decrease in interest income by $29 and increased interest expense by $264, for a net impact of a $293 decrease in net interest income between 2017 and 2016.
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
Average interest earning assets were $682,545 in 2017 compared to $621,571 in 2016. Average loans outstanding increased to $568,670 in 2017 from $504,972 in 2016. Interest income on loans increased $2,419, of which $2,903 related to the increase in average outstanding balances, offset by a reduction in interest income due to lower yields on such loans in the amount of $484.
Average interest bearing liabilities increased $50,285 in 2017 from their 2016 levels. The increase in average interest bearing liabilities was primarily due to deposits acquired in the WFC acquisition and borrowings used to facilitate the purchase. Average interest bearing deposits increased $33,361, or 9.61% to $510,932 in 2017. Interest expense on interest bearing deposits increased $106 during 2017 from the volume and mix changes and increased $7 from the impact of the rate environment, resulting in an aggregate increase of $99 in interest expense on interest bearing deposits.

	Year ended September 30, 2017			Year ended September 30, 2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$19,368	$139	0.72%	$18,873	$70	0.37%
Loans receivable	568,670	25,826	4.54%	504,972	23,407	4.64%
Interest bearing deposits	1,922	29	1.51%	2,378	47	1.98%
Investment securities (1)	87,449	1,974	2.26%	90,565	1,655	1.83%
Non-marketable equity securities, at cost	5,136	205	3.99%	4,783	172	3.60%
Total interest earning assets	$682,545	$28,173	4.13%	$621,571	$25,351	4.08%
Average interest bearing liabilities:
Savings accounts	$53,530	$67	0.13%	$33,538	$43	0.13%
Demand deposits	65,283	273	0.42%	36,878	240	0.65%
Money market accounts	126,487	555	0.44%	141,938	585	0.41%
CD’s	236,590	3,104	1.31%	239,363	3,037	1.27%
IRA’s	29,042	300	1.03%	25,854	295	1.14%
Total deposits	$510,932	$4,299	0.84%	$477,571	$4,200	0.88%
FHLB advances and other borrowings	82,781	1,311	1.58%	65,857	807	1.23%
Total interest bearing liabilities	$593,713	$5,610	0.94%	$543,428	$5,007	0.92%
Net interest income		$22,563			$20,344
Interest rate spread			3.19%			3.16%
Net interest margin			3.31%			3.27%
Average interest earning assets to average interest bearing liabilities			1.15%			1.14%

(1) For the 12 months ended September 30, 2017 and 2016, the average balance of the tax exempt investment securities, included in investment securities, were $31,883 and $29,232 respectively. The interest income on tax exempt securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

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

	Year ended September 30, 2017 v. 2016 Increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$2	$67	$69
Loans receivable	2,903	(484)	2,419
Interest bearing deposits	(8)	(10)	(18)
Investment securities	(59)	378	319
Non-marketable equity securities, at cost	13	20	33
Total interest earning assets	$2,851	$(29)	$2,822
Interest expense:
Savings accounts	$25	$(1)	$24
Demand deposits	148	(115)	33
Money market accounts	(66)	36	(30)
CD’s	(36)	103	67
IRA’s	35	(30)	5
Total deposits	106	(7)	99
FHLB Advances and other borrowings	233	271	504
Total interest bearing liabilities	339	264	603
Net interest income (loss)	$2,512	$(293)	$2,219

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio.
Net loan charge-offs for the years ended September 30, 2017 and 2016 were $445 and $503, respectively. Net charge-offs to average loans were 0.07% for 2017 compared to 0.10% for 2016. For 2017, non-performing loans increased by $4,470 to $8,041 from $3,571 at September 30, 2016, primarily due to (1) CBN acquired credit impaired nonaccrual loans to two borrowers and (2) $1,449 of acquired WFC credit impaired non-accrual loans. Refer to the “Risk Management and the Allowance for Loan Losses” section below for more information related to non-performing loans.
We recorded provisions for loan losses of $319 and $75 for the years ended September 30, 2017 and 2016, respectively. Management believes that the provision taken for the year ended September 30, 2017 is adequate in view of the present condition of the Bank's loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or other factors could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See Note 1, “Nature of Business and Summary of Significant Accounting Policies - Allowance for Loan Losses” of "Notes to Consolidated Financial Statements and Supplementary Data" to this Form 10-K, for further analysis of the provision for loan losses.

Non-Interest Income. The following table reflects the various components of non-interest income for the years ended September 30, 2017 and 2016, respectively.

	Twelve months ended
	September 30,		Change:
	2017	2016	2017 over 2016
Noninterest Income:
Net gains on available for sale securities	$111	$63	76.19%
Service charges on deposit accounts	1,433	1,627	(11.92)%
Loan fees and service charges	1,540	1,296	18.83%
Settlement proceeds	283	—	NA
Other	1,384	929	48.98%
Total non-interest income	$4,751	$3,915	21.35%
Service charges on deposit accounts decreased $194 during 2017 mainly due to a decrease in electronic banking fee and NSF fee income. Loan fees and service charges increased $244 during 2017 mainly due to the impact of the WFC acquisition and increased servicing fees. In March 2017, the Bank received litigation settlement proceeds from a JP Morgan Residential Mortgage Backed Security (RMBS) claim in the amount of $283. This RMBS was previously owned by the Bank and sold in 2011. Other non-interest income increased primarily due to higher balances of BOLI, which increased income, along with additional interchange income and insurance commissions, primarily due to the WFC acquisition.
Non-Interest Expense. The following table reflects the various components of non-interest expense for the years ended September 30, 2017 and 2016, respectively.

	Years ended
	September 30,		Change:
			2017 over
	2017	2016	2016
Noninterest Expense:
Compensation and benefits	$10,862	$9,866	10.10%
Occupancy	2,780	2,826	(1.63)%
Office	1,340	1,225	9.39%
Data processing	2,052	1,802	13.87%
Amortization of core deposit	219	111	97.30%
Amortization of mortgage servicing rights	39	—	n/a
Advertising, marketing and public relations	545	701	(22.25)%
FDIC premium assessment	300	394	(23.86)%
Professional services	2,078	1,368	51.90%
Other	2,663	1,765	50.88%
Total noninterest expense	$22,878	$20,058	14.06%
Noninterest expense (annualized) / Average assets	3.13%	3.14%
Compensation and benefits increased due to the addition of personnel related to the WFC acquisition and severance costs associated with acquisitions and branch closures. Occupancy costs, consisting primarily of office rental and depreciation expenses, decreased during the current twelve month period over the same period in the prior year due in part to branch closures partially offset by the WFC branch facilities for about one-half of one quarter. Data processing expenses increased in 2017 due to increased costs associated with servicing a larger customer base. The amortization of core deposit expenses increased in 2017 due to the establishment of a core deposit intangible and its related amortization for the WFC acquisition and a full year of CBN core deposit intangible amortization. Advertising, marketing and public relations expenses decreased during

2017 over 2016 as rebranding expenses for CBN one year earlier were completed. Professional services expense increased in the current year due to increased use of outside professionals in connection with the acquisition, relative to the prior year. Other expenses increased in the current twelve month period due to higher insurance costs and contract termination fees as a result of the WFC merger.
Income Taxes. Income tax provision was $1,323 for the year ended September 30, 2017, compared to $1,286 for the year ended September 30, 2016. Our effective tax rate increased from 33.33% at September 30, 2016 to 34.6% at September 30, 2017 , as a result of non-deductible acquisition costs incurred in 2017.
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
BALANCE SHEET ANALYSIS
Loans. Total loans outstanding, net of deferred loan fees and costs, increased to $732,995 at September 30, 2017, a 27.60% increase from their balance of $574,439 at September 30, 2016. The following table reflects the composition, or mix, of our loan portfolio at September 30, for the last five completed fiscal years:

	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential real estate	$247,634	33.8%	$187,738	32.7%	$181,205	40.2%	$223,025	47.4%	$252,958	57.4%
Commercial/Agricultural real estate	273,900	37.4%	152,853	26.7%	63,265	14.1%	39,061	8.3%	12,531	2.8%
Total real estate loans	521,534	71.2%	340,591	59.4%	244,472	54.3%	262,086	55.7%	265,489	60.2%
Non-real estate loans:
Consumer non-real estate	135,955	18.5%	188,009	32.7%	193,600	43.0%	199,157	42.3%	173,185	39.3%
Commercial/Agricultural non-real estate	79,124	10.8%	45,648	7.9%	10,010	2.1%	6,076	1.3%	154	—%
Total non-real estate loans	215,079	29.3%	233,657	40.6%	203,608	45.1%	205,233	43.6%	173,339	39.3%
Gross loans	736,613		574,248		448,080		467,319		438,828
Unearned net deferred fees and costs and loans in process	1,471	0.2%	1,915	0.3%	2,430	0.6%	3,047	0.7%	2,035	0.5%
Unamortized discount on acquired loans	(5,089)	(0.7)%	(1,724)	(0.3)%	—	—%	—	—%	—	—%
Total loans (net of unearned income and deferred expense)	732,995	100.0%	574,439	100.0%	450,510	100.0%	470,366	100.0%	440,863	100.0%
Allowance for loan losses	(5,942)		(6,068)		(6,496)		(6,506)		(6,180)
Total loans receivable, net	$727,053		$568,371		$444,014		$463,860		$434,683
At September 30, 2017, real estate loans increased $180,943 or 53.1% from their balance at September 30, 2016 with the largest portion of the increase represented by commercial/agricultural real estate loans which increased $121,047. Residential real estate loans increased $59,896 to $247,634 at September 30, 2017. A substantial portion of the increase in real estate loans was related to the acquisition of WFC. Non-real estate loans decreased $18,578, or 8.0% from September 30, 2016 to September 30, 2017. Consumer non-real estate loans totaled $135,955 at September 30, 2017, or a decrease of $52,054 from the prior year end. The decrease in consumer non-real estate loans relates to the Company's decision to cease originating loan volume through its indirect dealer network in fiscal 2017 and the elimination of purchased indirect loan originations. Commercial non-real estate loans increased $33,476 to $79,124 from $45,648 one year earlier. The change in composition of the loan portfolio over the past year reflects the impact of the WFC acquisition and the reduction of the indirect consumer loan portfolio.

In September 2017, the Bank purchased, on a non-recourse basis, a 90% participation in $23,977 of loans secured by second liens on certain residential real estate properties. The seller retained servicing of the purchased loans, and is paid a 40bp servicing fee, based on the outstanding balance of the purchased loans. The balance of the Bank's share of the purchased loans was $18,071 at September 30, 2017.

The following table sets forth, for our last five fiscal years, fixed and adjustable rate loans in our loan portfolio:

	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate loans:
Residential real estate	$208,949	28.5%	$173,051	30.2%	$177,708	39.5%	$219,977	46.8%	$250,718	56.9%
Commercial/Agricultural real estate	160,249	21.9%	92,030	16.0%	47,837	10.6%	39,061	8.3%	12,531	2.8%
Total fixed rate real estate loans	369,198	50.4%	265,081	46.2%	225,545	50.1%	259,038	55.1%	263,249	59.7%
Non-real estate loans:
Consumer non-real estate	135,955	18.5%	188,009	32.7%	193,598	43.0%	199,157	42.3%	173,185	39.3%
Commercial/Agricultural non-real estate	53,165	7.3%	25,839	4.5%	5,031	1.1%	6,076	1.3%	154	—%
Total fixed rate non-real estate loans	189,120	25.8%	213,848	37.2%	198,629	44.1%	205,233	43.6%	173,339	39.3%
Total fixed rate loans	558,318	76.2%	478,929	83.4%	424,174	94.2%	464,271	98.7%	436,588	99.0%
Adjustable rate loans:
Real estate:
Residential real estate	38,685	5.3%	14,687	2.6%	3,498	0.8%	3,048	0.7%	2,240	0.5%
Commercial/Agricultural real estate	113,651	15.5%	60,823	10.6%	15,429	3.4%	—	0.0%	—	0.0%
Total adjustable rate real estate loans	152,336	20.8%	75,510	13.2%	18,927	4.2%	3,048	0.7%	2,240	0.5%
Non-real estate loans:
Consumer non-real estate	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Commercial/Agricultural non-real estate	25,959	3.5%	19,809	3.4%	4,979	1.1%	—	0.0%	—	0.0%
Total adjustable rate non-real estate loans	25,959	3.5%	19,809	3.4%	4,979	1.1%	—	0.0%	—	0.0%
Total adjustable rate loans	178,295	24.3%	95,319	16.6%	23,906	5.3%	3,048	0.7%	2,240	0.5%
Gross loans	736,613		574,248		448,080		467,319		438,828
Unearned net deferred fees and costs and loans in process	1,471	0.2%	1,915	0.3%	2,430	0.5%	3,047	0.6%	2,035	0.5%
Unamortized discount on acquired loans	(5,089)	(0.7)%	(1,724)	(0.3)%	—		—		—
Total loans (net of unearned income)	732,995	100.0%	574,439	100.0%	450,510	100.0%	470,366	100.0%	440,863	100.0%
Allowance for loan losses	(5,942)		(6,068)		(6,496)		(6,506)		(6,180)
Total loans receivable, net	$727,053		$568,371		$444,014		$463,860		$434,683

The Bank offers loans with fixed and adjustable interest rates. At September 30, 2017, fixed rate loans were $558,318 while adjustable rate loans were $178,295. Fixed rate loans declined to 76.2% of gross loans in 2017 compared to 83.4% in 2016. Residential real estate loans represent the largest balance of fixed rate loans at $208,949 at September 30, 2017 followed by commercial/agricultural real estate loans at $160,249 and consumer non-real estate loans at $135,955. Residential real estate loans consist mainly of fixed-rate conventional home mortgage loans.

Adjustable rate loans increased $82,976 from $95,319 to $178,295 at September 30, 2017 with the increase due largely to originated commercial/agricultural real estate loans. The largest component of the adjustable rate loan portfolio was represented by commercial/agricultural real estate loans at $113,651 at September 30, 2017.

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. We have identified one to four family real estate loans within our loan portfolio, that represent concentrations in our portfolio. At September 30, 2017, one to four family real estate loans totaled $247,634 or 33.8% of total loans, compared to $187,738 or 32.7% at September 30, 2016.

In order to limit exposure to interest rate risk, we have developed strategies to shorten the average maturity of our fixed rate loan portfolio by originating shorter term loans, offering new adjustable rate loan products and arranging loan sales of longer term fixed rate loans.

Loan amounts and their contractual maturities for the years presented are as follows:

	Real estate				Non-real estate
	Residential real estate		Commercial/Agricultural real estate		Consumer non-real estate		Commercial/Agricultural non-real estate		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less	$12,503	4.54%	$35,728	4.50%	$4,205	11.34%	$26,892	5.60%	$79,328	5.24%
Due after one year through five years	90,281	4.99%	106,701	5.17%	58,187	5.21%	37,165	5.77%	292,334	5.20%
Due after five years	144,850	4.70%	131,471	4.80%	73,563	5.36%	15,067	4.42%	364,951	4.86%
	$247,634	4.80%	$273,900	4.90%	$135,955	5.48%	$79,124	5.46%	$736,613	5.03%

(1)	Includes loans having no stated maturity and overdraft loans.
We believe that the critical factors in the overall management of credit or loan quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, recording an adequate allowance to provide for incurred loan losses, and reasonable non-accrual and charge-off policies.
Risk Management and the Allowance for Loan Losses. The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we maintain an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our accompanying Consolidated Statements of Operations as Provision for Loan Losses. See “Statement of Operations Analysis - Provision for Loan Losses” above. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner, as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and that are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest on the affected loan.
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

Changes in the ALL by loan portfolio segment for the years presented were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2017:
Allowance for Loan Losses:
Beginning balance, October 1, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Charge-offs	(233)		(389)	(9)	—	(631)
Recoveries	14	—	171	1	—	186
Provision	81	130	59	41	8	319
Segment reclassifications	(443)	510	(371)	212	92	—
Total Allowance on originated loans	$1,458	$2,523	$936	$897	$128	$5,942
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, September 30, 2017	$1,458	$2,523	$936	$897	$128	$5,942

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2016:
Allowance for Loan Losses:
Beginning balance, October 1, 2015	$2,364	$989	$1,620	$1,271	$252	$6,496
Charge-offs	(140)		(460)	(118)	—	(718)
Recoveries	11	—	204	—	—	215
Provision	30	10	35	—	—	75
Segment reclassifications	(226)	884	67	(501)	(224)	—
Total Allowance on originated loans	$2,039	$1,883	$1,466	$652	$28	$6,068
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, September 30, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
The specific credit allocation for the ALL is based on a regular analysis of all originated loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At September 30, 2017, the Company has identified impaired loans of $24,359. consisting of $5,851 TDR loans, $12,035 purchased credit impaired loans and $6,473 of substandard non-TDR loans, which includes $2,387 of non-PCI acquired loans. The $24,359 total of impaired loans includes $5,230 of performing TDR loans.

	Quarters ended
	9/30/2017	6/30/2017	3/31/17	12/31/2016	9/30/2016
Specific credit allocation	$301	$241	$465	$477	$628
General and unallocated allowance	5,641	5,515	5,370	5,440	5,440
Allowance for loan losses	$5,942	$5,756	$5,835	$5,917	$6,068

At September 30, 2017, the allowance for loan losses was $5,942, or 0.81% of our total loan portfolio, compared to an allowance for loan losses of $6,068, or 1.06% of the total loan portfolio at September 30, 2016. This level was based on our analysis of the loan portfolio risk at each of September 30, 2017 and September 30, 2016, as discussed above. The decrease in ALL as a percentage of total loans was impacted by the WFC acquisition. The Bank has $264,020 in acquired loans which were recorded at fair market value and as a result, has no allowance for loan loss associated with these loans. At September 30, 2017, the ALL was 0.84% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 1.16% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2016. A separate restricted reserve account exists for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller of such loans or substituted with performing loans and are ultimately charged off by the Bank.

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

The following table identifies the various components of non-performing assets as of the dates indicated below:

	September 30,
	2017	2016	2015	2014	2013
Nonperforming assets:
Nonaccrual loans	$7,452	$3,191	$748	$1,184	$2,125
Accruing loans past due 90 days or more	589	380	473	401	483
Total nonperforming loans (“NPLs”)	8,041	3,571	1,221	1,585	2,608
Other real estate owned	5,962	725	838	1,025	873
Other collateral owned	55	52	64	25	155
Total nonperforming assets (“NPAs”)	$14,058	$4,348	$2,123	$2,635	$3,636
Troubled Debt Restructurings (“TDRs”)	$5,851	$3,733	$4,010	$5,581	$8,618
Nonaccrual TDRs	$621	$515	$332	$249	$1,108
Average outstanding loan balance	$653,717	$512,475	$460,438	$455,615	$434,326
Loans, end of period (1)	732,995	574,439	450,510	470,366	440,863
Total assets, end of period	940,664	695,865	580,148	569,815	554,521
ALL, at beginning of period	6,068	6,496	6,506	6,180	5,745
Loans charged off:
Residential real estate	(233)	(140)	(405)	(1,238)	(1,525)
Commercial/Agricultural real estate	(389)	—	—	—	—
Consumer non-real estate	(9)	(460)	(601)	(689)	(1,494)
Commercial/Agricultural non-real estate	—	(118)	—	—	—
Total loans charged off	(631)	(718)	(1,006)	(1,927)	(3,019)
Recoveries of loans previously charged off:
Residential real estate	14	11	69	94	36
Commercial/Agricultural real estate	—	—	—	—	—
Consumer non-real estate	171	204	271	249	275
Commercial/Agricultural non-real estate	1	—	—	—	—
Total recoveries of loans previously charged off:	186	215	340	343	311
Net loans charged off (“NCOs”)	(445)	(503)	(666)	(1,584)	(2,708)
Additions to ALL via provision for loan losses charged to operations	319	75	656	1,910	3,143
ALL, at end of period	$5,942	$6,068	$6,496	$6,506	$6,180
Ratios:
ALL to NCOs (annualized)	1,335.28%	1,206.36%	975.38%	410.73%	228.21%
NCOs (annualized) to average loans	0.07%	0.10%	0.14%	0.35%	0.62%
ALL to total loans	0.81%	1.06%	1.44%	1.38%	1.40%
NPLs to total loans	1.10%	0.62%	0.27%	0.34%	0.59%
NPAs to total assets	1.49%	0.62%	0.37%	0.46%	0.66%
Total Assets:	$940,664	$695,865	$580,148	$569,815	$554,521
 (1) Total loans at September 30, 2017 included $29,555 in purchased indirect paper consumer loans purchased from a third party. See Note 4, "Loans, Allowance for Loan Losses and Impaired Loans" of "Notes to Consolidated Financial Statements", which is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, regarding the separate restricted reserve account available for these purchased consumer loans.

Loans 90 days or more past due increased during the year ended September 30, 2017 compared to the comparable prior year period, largely related to loans acquired in the WFC acquisition. Nonaccrual loans increased from $3,191 in 2016 to $7,452 in 2017, primarily due to (1) CBN acquired nonaccrual loans to two borrowers, and (2) $1,449 of acquired WFC non-

accrual loans. We believe our credit and underwriting policies continue to support more effective lending decisions by the Bank, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends noted in previous quarters regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices along with improvements in macroeconomic factors in our credit markets.

For fiscal 2017, net loan charge-offs declined to $445 from $503 one year earlier. The majority of the charge-offs were consumer non-real estate loans and the majority of the recoveries were consumer non-real estate. In the fourth quarter, the Bank completed the acquisition of Wells which resulted in a higher overall level of non-performing assets which were recorded at fair market value at acquisition. We noted minimal changes in the fair value of acquired nonperforming assets subsequent to the acquisition date.

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
Non-performing loans increased $4,470 during the year ended September 30, 2017 from their balances at 2016 fiscal year end. The increase related mostly to new assets acquired in the WFC transaction which were recorded at fair market value at the time of the acquisition. These non-performing loan relationships are secured primarily by collateral including residential real estate or the consumer assets financed by the loans.
Non-performing assets include non-performing loans, other real estate owned and other collateral owned. Our non-performing assets were $14,058 at September 30, 2017, or 1.49% of total assets. This represented an increase from $4,348, or 0.62% of total assets, at September 30, 2016. The increase since September 30, 2016 was primarily due to an increase in non-performing loans acquired with CBN that were recorded at fair market value at the time of the acquisition.
Other real estate owned and other collateral owned is comprised of foreclosed collateral assets held by the Bank until sold. Other real estate owned (OREO) increased by $5,237 during the year ended September 30, 2017 from its September 30, 2016 balance. At September 30, 2017, OREO includes $3,094 of contract for deed loans, acquired from WFC, which are paying according to their contract terms, with the deed held in the name of the Bank. The weighted average FICO scores for these 24 contracts is 652, and the average loan-to-value is 64%. We continue to aggressively liquidate our OREO and other collateral owned as part of our overall credit risk strategy.
Investment Securities. We manage our securities portfolio in an effort to improve interest rate risk, enhance income, and provide liquidity. Our investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities available for sale (recorded at fair value), which represent the majority of our investment portfolio, were $95,883 at September 30, 2017, compared with $80,123 at September 30, 2016. Securities held to maturity (recorded at amortized cost) were $5,453 at September 30, 2017, compared with $6,669 at September 30, 2016.

The amortized cost and market values of our investment securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
September 30, 2017
U.S. government agency obligations	$18,454	$18,041
Obligations of states and political subdivisions	35,656	35,795
Mortgage-backed securities	36,661	36,474
Agency securities	147	230
Corporate debt securities	5,410	5,343
Total available for sale securities	$96,328	$95,883

September 30, 2016
U.S. government agency obligations	$16,388	$16,407
Obligations of states and political subdivisions	33,405	34,012
Mortgage-backed securities	28,861	29,247
Federal Agricultural Mortgage Corporation	70	81
Trust preferred securities	376	376
Total available for sale securities	$79,100	$80,123

Held to maturity securities	Amortized Cost	Fair Value
September 30, 2017
Obligations of states and political subdivisions	$1,311	$1,328
Mortgage-backed securities	4,142	4,277
Total held to maturity securities	$5,453	$5,605

September 30, 2016
Obligations of states and political subdivisions	$1,315	$1,335
Mortgage-backed securities	5,354	5,609
Total held to maturity securities	$6,669	$6,944
The amortized cost and fair values of our investment securities by maturity, as of September 30, 2017 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$160	$160
Due after one year through five years	15,008	15,056
Due after five years through ten years	30,586	30,330
Due after ten years	13,766	13,633
	59,520	59,179
Mortgage backed securities	36,661	$36,474
Securities without contractual maturities	147	$230
Total available for sale securities	$96,328	$95,883

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,311	$1,328
Mortgage backed securities	4,142	4,277
Total held to maturity securities	$5,453	$5,605

The following tables show the fair value and gross unrealized losses of securities with unrealized losses at September 30, 2017 and 2016, respectively, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017:
U.S. government agency obligations	$8,296	$186	$6,932	$262	$15,228	$448
Obligations of states and political subdivisions	8,170	62	3,701	70	11,871	132
Mortgage-backed securities	14,167	96	9,753	215	23,920	311
Corporate debt securities	5,343	67	—	—	5,343	67
Total available for sale securities	$35,976	$411	$20,386	$547	$56,362	$958

September 30, 2016:
U.S. government agency obligations	$4,039	$4	$2,494	$25	$6,533	$29
Obligations of states and political subdivisions	2,885	7	1,338	15	4,223	22
Mortgage-backed securities	1,385	1	1,137	3	2,522	4
Total available for sale securities	$8,309	$12	$4,969	$43	$13,278	$55

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017:
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	406	1	—	—	406	1
Total held to maturity securities	$406	$1	$—	$—	$406	$1

September 30, 2016:
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Total held to maturity securities	$—	$—	$—	$—	$—	$—
Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

The composition of our investment securities portfolio by credit rating as of the periods indicated below was as follows:

	September 30,
	2017		2016
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$55,115	$54,515	$45,249	$45,654
AAA	725	730	730	747
AA	26,405	26,474	25,574	26,006
A	7,776	7,876	5,414	5,567
BBB	3,618	3,579	—	—
Below investment grade	—	—	—	—
Non-rated	2,689	2,709	2,133	2,149
Total available for sale securities	$96,328	$95,883	$79,100	$80,123

	September 30,
	2017		2016
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$4,142	$4,277	$5,354	$5,609
AAA	—	—	—	—
AA	—	—	—	—
A	961	969	965	982
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	359	350	353
Total held to maturity securities	$5,453	$5,605	$6,669	$6,944

As of September 30, 2017, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $7,825 and mortgage-backed securities with a carrying value of $19,447 as collateral against specific municipal deposits. At September 30, 2017, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $2,661 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of September 30, 2017, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2017, the Bank also has mortgage backed securities with a carrying value of $1,312 pledged as collateral to the Federal Home Loan Bank of Des Moine against the MPF Credit Enhancement fee.
Intangible Assets. We have other intangibles of $5,449, comprised of core deposit intangible assets arising from various acquisitions from 2002 through 2016 and the premium on the Wells Insurance Agency customer relationships. The balance of intangible assets were $5,449 and $872 at September 30, 2017 and 2016, respectively. Amortization expense, related to these intangible assets, was $219 and $111 for the years ended September 30, 2017 and 2016, respectively. Accumulated amortization on intangible assets was $2,746 and $2,527 at September 30, 2017 and 2016, respectively.
Mortgage Servicing Rights. Mortgage servicing rights ("MSR") assets initially arose as a result of the WFC merger. WFC had retained the right to service certain loans sold in the secondary market. The Company continues to sell loans to investors in the secondary market and generally retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed at least annually for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations. The valuation of MSRs and related amortization thereon are based on numerous factors, assumptions and judgments, such as those for: changes in the mix of loans, interest rates, prepayment speeds, and default rates. Changes in these factors, assumptions and judgments may have a material effect on the valuation and amortization of MSRs. Although management believes that the assumptions used to evaluate the MSRs for impairment are reasonable, future adjustment may be necessary if future economic conditions differ substantially from the economic assumptions used to determine the value of MSRs.

Deposits. Deposits are our largest source of funds. Average total deposits for 2017 were $510,932, an increase of 6.99% from the level of average total deposits for 2016. Total deposits increased to $742,504 at September 30, 2017, from $557,677 at September 30, 2016, due primarily to WFC acquired deposits totaling $217,905, partially offset by deposit runoff in the markets where branch closures took place. Deposits from closed branches, in markets that the Bank no longer competes in, decreased by $39,927 during fiscal 2017 and total $52,458 as of September 30, 2017. Noninterest-bearing deposits increased to $75,318 at September 30, 2017, compared to $45,408 at September 30, 2016. Non-maturity deposits increased to $451,735, or 60.8% of total deposits compared to $283,729 at September 30, 2016, or 50.9% of total deposits.
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

Brokered deposits were $42,840 and $5,003 at September 30, 2017 and September 30, 2016. We utilized brokered deposits to replace deposit runoff from closed branches, based on lower funding costs than other deposit growth opportunities. Brokered deposits represented 5.8% of total deposits. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances and other borrowings. Outstanding FHLB advances were $90,000 and $59,291 at September 30, 2017 and September 30, 2016, respectively, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of September 30, 2017, is approximately $193,919.
In March 2017, the Bank prepaid $9,830 in FHLB borrowings with an average rate of 2.10% and average remaining maturity of 13.17 months. The prepayment fee totaled $104 and is included in other non-interest expense for fiscal 2017, on the Consolidated Statement of Operations. Long-term fixed rate advances from the FHLB had contractual interest rates ranging from 0.99% to 1.29%, with a weighted-average contractual interest rate of 1.23% and 1.07% at September 30, 2017 and 2016, respectively. Advances from the FHLB have terms of 24 months or less and mature at various dates through 2018. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances.

On May 16, 2016, the Company entered into a Loan Agreement evidencing an $11,000 term loan maturing on May 15, 2021. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of Community Bank of Northern Wisconsin. The Loan bears interest based on LIBOR, and is payable in accordance with the terms and provisions of the term note.

On September 30, 2016, the Company extended its $3,000 revolving line of credit for the purpose of financing its previously announced stock repurchase program. Under the stock repurchase program, the Company could have repurchased up to 525,200 shares of its common stock or approximately 10% of its current outstanding shares, from time to time through October 1, 2017. As of September 30, 2017, 1,428 shares were repurchased.

On May 30, 2017, the Company terminated the undrawn $3,000 revolving line of credit and extended a $5,000 term loan facility for the purpose of financing the acquisition by merger of WFC. On August 17, 2017, this term loan was funded, and matures on August 15, 2022 with a ten year amortization. The Loan Agreement provides for a floating interest rate that is the London interbank offered rate (“LIBOR”) plus 270 basis points, which will be reset quarterly, and the maturity date is five years from closing. The Company has pledged 100% of Bank stock as collateral for the senior note and credit facilities.

On May 30, 2017, the Company entered into a subordinated note purchase agreement, pursuant to which the purchaser agreed to purchase 6.75% fixed-to-floating subordinated notes in the aggregate principal amount of $15,000 (the “Notes”) on August 10, 2017. The Notes provide for a maturity date to occur ten years from the date of issuance, or August 10, 2027. The Notes provide for an annual interest rate for the first five years following issuance of the Notes (the “Fixed Interest Period”) of 6.75%. After the Fixed Interest Period and through maturity, the interest rate will be reset quarterly, to equal the three-month LIBOR plus 490 basis points. Interest on the Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year through the maturity date.
Stockholders’ Equity. Total stockholders’ equity was $73,483 at September 30, 2017, versus $64,544 at September 30, 2016. The increase resulted primarily from the share issuance associated with the WFC acquisition of $7,973 and net income of $2,499 for the year ended September 30, 2017.

Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than or equal to one-year. At September 30, 2017, our liquidity ratio was 11.07 percent.
Our primary sources of funds are: deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $156,647 of our $290,769 (53.9%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this should also improve our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank, First Tennessee Bank, NA and Bankers’ Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $193,919 available under this arrangement, supported by loan collateral as of September 30, 2017. We also maintain lines of credit of $1,748 with the Federal Reserve Bank, $5,000 with US Bank, $11,000 with First Tennessee Bank, NA and $13,500 with Bankers’ Bank as part of our contingency funding plan.

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
Off-Balance Sheet Arrangements. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2017, the Company had approximately $79,794 in unused commitments, compared to approximately $28,476 in unused commitments as of September 30, 2016. See Note 11, "Financial Instruments with Off-Balance Sheet Risk" of "Notes to Consolidated Financial Statements" which are included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, for further detail.
Capital Resources. As of September 30, 2017, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2017
Total capital (to risk weighted assets)	$88,511,000	13.2%	$53,504,000	> =	8.0%	$66,880,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	82,569,000	12.4%	40,128,000	> =	6.0%	53,504,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	82,569,000	12.4%	30,096,000	> =	4.5%	43,472,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	82,569,000	9.2%	35,776,000	> =	4.0%	44,720,000	> =	5.0%
As of September 30, 2016
Total capital (to risk weighted assets)	$72,345,000	14.1%	$41,189,000	> =	8.0%	$51,487,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	66,278,000	12.9%	30,892,000	> =	6.0%	41,189,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	66,278,000	12.9%	23,169,000	> =	4.5%	33,466,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	66,278,000	9.3%	28,428,000	> =	4.0%	35,535,000	> =	5.0%

At September 30, 2017, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2017
Total capital (to risk weighted assets)	$79,889,000	12.0%	$53,504,000	> =	8.0%	$66,880,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	58,947,000	8.8%	40,128,000	> =	6.0%	53,504,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,947,000	8.8%	30,096,000	> =	4.5%	43,472,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,947,000	6.6%	35,776,000	> =	4.0%	44,720,000	> =	5.0%
As of September 30, 2016
Total capital (to risk weighted assets)	$64,811,000	12.6%	$41,189,000	> =	8.0%	$51,487,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	58,743,000	11.4%	30,892,000	> =	6.0%	41,189,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,743,000	11.4%	23,169,000	> =	4.5%	33,466,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,743,000	8.3%	28,428,000	> =	4.0%	35,535,000	> =	5.0%
At September 30, 2017, the Company was categorized as "Well Capitalized" under Prompt Corrective Action Provisions.

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended September 30, 2017 and 2016.

Year ended September 30, 2017:

	December 31,	March 31,	June 30,	September 30,
Interest income	$6,948	$6,539	$6,621	$7,770
Interest expense	1,391	1,315	1,306	1,598
Net interest income	5,557	5,224	5,315	6,172
Provision for loan losses	—	—	—	319
Net interest income after provision for loan losses	5,557	5,224	5,315	5,853
Non-interest income	1,243	1,126	991	1,391
Non-interest expense	5,393	4,957	4,619	7,909
Income before income tax expense	1,407	1,393	1,687	(665)
Provision (benefit) for income tax	467	459	604	(207)
Net income	$940	$934	$1,083	$(458)
Basic earnings per share	$0.18	$0.18	$0.21	$(0.08)
Diluted earnings per share	$0.18	$0.17	$0.20	$(0.08)
Dividends paid	$—	$0.16	$—	$—

Year ended September 30, 2016:

	December 31,	March 31,	June 30,	September 30,
Interest income	$5,674	$5,742	$6,474	$7,194
Interest expense	1,121	1,115	1,295	1,476
Net interest income	4,553	4,627	5,179	5,718
Provision for loan losses	75	—	—	—
Net interest income after provision for loan losses	4,478	4,627	5,179	5,718
Non-interest income	950	810	1,013	1,142
Non-interest expense	4,115	4,410	4,804	6,729
Income before income tax expense	1,313	1,027	1,388	131
Provision for income tax	466	352	513	(45)
Net income	$847	$675	$875	$176
Basic earnings per share	$0.16	$0.13	$0.16	$0.04
Diluted earnings per share	$0.16	$0.13	$0.16	$0.04
Dividends paid	$—	$0.12	$—	$—

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
In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured consumer, commercial and agriculture loan maturities;

•	originating variable rate commercial and agriculture loans;

•	managing our funding needs by utilizing core deposits, institutional certificates of deposits and borrowings as appropriate to extend terms and lock in fixed interest rates;

•	reducing non-interest expense and managing our efficiency ratio by implementing technologies to enhance customer service and increase employee productivity;

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure to focus resources on our most productive markets;

•	managing our exposure to changes in interest rates, including, but not limited to the sale of longer term fixed rate consumer loans;

•	with the acquisition of WFC, entering into selling loans on the secondary market with retained servicing; and

•	originating balloon mortgage loans with a term of seven years or less to minimize the impact of sudden rate changes.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.
The following table sets forth, at September 30, 2017 (the most recent date available), an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of September 30, 2017, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$131,737	$(28,971)	(18)%	15.16%	(181)	bp
+200 bp	145,141	(15,567)	(10)%	16.18%	(79)
+100 bp	156,188	(4,520)	(3)%	16.91%	(60)
0 bp	160,708	—	—%	16.97%	—
-100 bp	152,204	(8,504)	(5)%	15.75%	(122)

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.

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
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2017 (the most recent date available) and September 30, 2016.

	Change in Net Interest Income Over One Year Horizon
	At September 30, 2017		At September 30, 2016
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change	Dollar Change in Net Interest Income (in thousands)	Percentage Change

+300 bp	$(3,117)	(9.62)%	$(2,790)	(11.14)%
+200 bp	(1,858)	(5.74)%	(1,552)	(6.20)%
+100 bp	(642)	(1.99)%	(678)	(2.71)%
0 bp	—	—%	(290)	(1.16)%
-100 bp	(327)	(1.02)%	(222)	(0.88)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT BY CITIZENS COMMUNITY BANCORP, INC.’S MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that pertain to identifying accrued expenses and the maintenance of records in accordance with GAAP. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting, including the possibility of human error and circumvention or overriding controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of the Audit Committee and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management believes that as of September 30, 2017, the Company maintained effective internal control over financial reporting based on those criteria.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

As of September 30, 2017, the Company has remediated the previously reported material weakness in its internal control over financial reporting related to certain errors in recording certain expense accruals in its unaudited interim and audited annual financial statements for the fiscal years ended September 30, 2014 and 2015 and the unaudited interim financial statements for the quarterly periods during the fiscal year ended September 30, 2016. During the first quarter of the fiscal year, the Company implemented a remediation plan that included various control enhancements. Subsequent to implementation, the control enhancements were tested and determined to be designed and operating effectively, and, as of September 30, 2017, the Company has concluded that the steps taken have remediated the weakness.

CITIZENS COMMUNITY BANCORP, INC.
December 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Citizens Community Bancorp, Inc.
Eau Claire, WI

We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Community Bancorp, Inc. and Subsidiary as of September 30, 2017 and 2016 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
December 13, 2017

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2017 and September 30, 2016
(in thousands, except share data)

	September 30, 2017	September 30, 2016
Assets
Cash and cash equivalents	$41,677	$10,046
Other interest bearing deposits	8,148	745
Securities available for sale "AFS"	95,883	80,123
Securities held to maturity "HTM"	5,453	6,669
Non-marketable equity securities, at cost	7,292	5,034
Loans receivable	732,995	574,439
Allowance for loan losses	(5,942)	(6,068)
Loans receivable, net	727,053	568,371
Loans held for sale	2,334	—
Mortgage servicing rights	1,886	—
Office properties and equipment, net	9,645	5,338
Accrued interest receivable	3,291	2,032
Intangible assets	5,449	872
Goodwill	10,444	4,663
Foreclosed and repossessed assets, net	6,017	776
Other assets	16,092	11,196
TOTAL ASSETS	$940,664	$695,865
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$742,504	$557,677
Federal Home Loan Bank advances	90,000	59,291
Other borrowings	30,319	11,000
Other liabilities	4,358	3,353
Total liabilities	867,181	631,321
Stockholders’ equity:
Common stock—$0.01 par value, authorized 30,000,000; 5,888,816 and 5,260,098 shares issued and outstanding, respectively	59	53
Additional paid-in capital	63,383	54,963
Retained earnings	10,764	9,107
Unearned deferred compensation	(456)	(193)
Accumulated other comprehensive gain (loss)	(267)	614
Total stockholders’ equity	73,483	64,544
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$940,664	$695,865
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended September 30,
	2017	2016
Interest and dividend income:
Interest and fees on loans	$25,826	$23,407
Interest and dividends on investments	2,052	1,677
Total interest and dividend income	27,878	25,084
Interest expense:
Interest on deposits	4,299	4,200
Interest on FHLB borrowed funds	717	664
Interest on other borrowed funds	594	143
Total interest expense	5,610	5,007
Net interest income before provision for loan losses	22,268	20,077
Provision for loan losses	319	75
Net interest income after provision for loan losses	21,949	20,002
Non-interest income:
Net gains on sale of available for sale securities	111	63
Service charges on deposit accounts	1,433	1,627
Loan fees and service charges	1,540	1,296
Other	1,667	929
Total non-interest income	4,751	3,915
Non-interest expense:
Compensation and benefits	10,862	9,866
Occupancy	2,780	2,826
Office	1,340	1,225
Data processing	2,052	1,802
Amortization of intangible assets	219	111
Amortization of mortgage servicing rights	39	—
Advertising, marketing and public relations	545	701
FDIC premium assessment	300	394
Professional services	2,078	1,368
Other	2,663	1,765
Total non-interest expense	22,878	20,058
Income before provision for income tax	3,822	3,859
Provision for income taxes	1,323	1,286
Net income attributable to common stockholders	$2,499	$2,573
Per share information:
Basic earnings	$0.47	$0.49
Diluted earnings	$0.46	$0.49
Cash dividends paid	$0.16	$0.12
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Other Comprehensive (Loss) Income
Years ended September 30, 2017 and 2016
(in thousands, except per share data)

	2017	2016
Net income attributable to common stockholders	$2,499	$2,573
Other comprehensive income, net of tax:
Securities available for sale
Net unrealized (losses) gains arising during period	(948)	825
Reclassification adjustment for (losses) gains included in net income	67	38
Unrealized (losses) gains on securities	(881)	863
Defined benefit plans:
Amortization of unrecognized prior service costs and net losses	—	(35)
Total other comprehensive (loss) income, net of tax	(881)	828
Comprehensive income	$1,618	$3,401
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 30, 2017 and 2016
(in thousands, except Shares)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, September 30, 2015	5,232,579	$52	$54,740	$7,163	$(288)	$(214)	$61,453
Net income				2,573			2,573
Other comprehensive income, net of tax						828	828
Forfeiture of unvested shares	(22,162)		(176)		176		—
Surrender of restricted shares of common stock	(5,425)		(50)				(50)
Common stock awarded under the equity incentive plan	11,591		127		(127)		—
Common stock options exercised	43,515	1	289				290
Stock option expense			33				33
Amortization of restricted stock					46		46
Cash dividends ($0.12 per share)				(629)			(629)
Balance, September 30, 2016	5,260,098	$53	$54,963	$9,107	$(193)	$614	$64,544
Net income				2,499			2,499
Other comprehensive income, net of tax						(881)	(881)
Forfeiture of unvested shares							—
Surrender of restricted shares of common stock	(1,741)		(22)				(22)
Common stock awarded under the equity incentive plan	25,569		346		(346)		—
Common stock options exercised	14,100	—	114				114
Common stock repurchased	(1,428)		(16)				(16)
Shares issued to WFC shareholders	592,218	6	7,967				7,973
Stock option expense			31				31
Amortization of restricted stock					83		83
Cash dividends ($0.16 per share)				(842)			(842)
Balance, September 30, 2017	5,888,816	$59	$63,383	$10,764	$(456)	$(267)	$73,483
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended September 30, 2017 and 2016
(in thousands, except per share data)

	2017	2016
Cash flows from operating activities:
Net income attributable to common stockholders	$2,499	$2,573
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	795	1,135
Depreciation	864	1,071
Provision for loan losses	319	75
Net realized gain on sale of securities	(111)	(63)
Amortization of core deposit intangible	219	111
Amortization of restricted stock	83	46
Stock based compensation expense	31	33
Loss on sale of office properties	181	—
Provision for deferred income taxes	1,950	449
Net losses (gains) from disposals of foreclosed and repossessed assets	32	(70)
Provision for valuation allowance on foreclosed acquired properties	—	42
(Increase) decrease in accrued interest receivable and other assets	(39)	698
(Decrease) in other liabilities	(2,902)	(402)
Total adjustments	1,422	3,125
Net cash provided by operating activities	3,921	5,698
Cash flows from investing activities:
Purchase of investment securities	(34,868)	(19,665)
Purchase of bank owned life insurance	(3,500)	—
Net decrease (increase) in interest-bearing deposits	968	7,241
Proceeds from sale of securities available for sale	38,051	21,712
Principal payments on investment securities	9,597	16,183
Proceeds from sale of non-marketable equity securities	323	—
Purchase of non-marketable equity securities	(707)	(3)
Proceeds from sale of foreclosed properties	1,111	1,261
Net decrease in loans	20,366	2,846
Net capital expenditures	(609)	(961)
Net cash (disbursed) received in business combinations	(18,968)	20,658
Proceeds from disposal of office properties and equipment	21	—
Net cash provided by investing activities	11,785	49,272
Cash flows from financing activities:
Net increase (decrease) in Federal Home Loan Bank advances	30,709	(2,600)
Increase in other borrowings to fund business combination, net of origination costs	19,625	11,000
Principal payment reduction to other borrowings	(306)	—
Net (decrease) increase in deposits	(33,078)	(76,772)
Capitalized equity acquisition costs	(259)	—
Repurchase shares of common stock	(16)	—
Surrender of restricted shares of common stock	(22)	(50)
Exercise of common stock options	114	290
Termination of director retirement plan/supplemental executive retirement plan	—	(35)
Cash dividends paid	(842)	(629)
Net cash provided by (used in) financing activities	15,925	(68,796)
Net (decrease) increase in cash and cash equivalents	31,631	(13,826)

Cash and cash equivalents at beginning of period	10,046	23,872
Cash and cash equivalents at end of period	$41,677	$10,046

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits	$4,199	$4,091
Interest on borrowings	$1,099	$759
Income taxes	$1,618	$1,484
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$791	$630
Fair value of assets acquired, net of cash and cash equivalents	$256,865	$167,469
Fair value of liabilities assumed, net of cash and cash equivalents	$221,812	$154,250
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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers in Wisconsin, Minnesota and Michigan through 23 branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one-to-four family residential mortgages.
On August 18, 2017, the Company completed its merger with Wells Financial Corporation ("WFC"), pursuant to the merger agreement, dated March 17, 2017. At that time, the separate corporate existence of WFC ceased, and the Company survived the merger. In connection with the merger, the Company caused Wells Federal Bank to merge with and into the Bank, with the Bank surviving the merger. The merger expands the Bank's market share in Mankato and southern Minnesota, and added nine branch locations (seven locations after Mid-December) along with expanded services through Wells Insurance Agency, Inc.. For further disclosure and discussion, see Note 2, "Acquisitions".
We intend to close two of the acquired WFC branches in December 2017. We intend to continue to review our branch network to deploy assets and capital in growth markets and exit markets where we believe have limited growth opportunities. Through all of our branch locations in Wisconsin, Minnesota and Michigan, we provide a variety of commercial and consumer banking products and services to customers, including online and mobile banking options.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions occurring subsequent to the balance sheet date of September 30, 2017 through the date on which the consolidated financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements. As of December 13, 2017, there were no subsequent events which required recognition or disclosure.
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
Use of Estimates—Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets. valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying annual report on Form 10-K for the year ended September 30, 2017 and external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account current with the contractual term of the loan and a six month payment history has been established. Interest on impaired loans considered troubled debt restructurings (“TDRs”) or substandard, less than 90 days delinquent, is recognized as income as it accrues based on the revised terms of the loan over an established period of continued payment. Substandard loans, as defined by the OCC, our primary banking regulator, are loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.
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

Acquired Loans— Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.
Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield.
Loans acquired with deteriorated credit quality are accounted for in accordance with Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, the Company considers several factors as indicators that an acquired loan has evidence of deterioration in credit quality. These factors include loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as non-accrual by the acquired institution, and loans that have been previously modified in a troubled debt restructuring.
Under the ASC 310-30 model, the excess of cash flows expected to be collected at acquisition over recorded fair value is referred to as the accretable yield and is the interest component of expected cash flow. The accretable yield is recognized into income over the remaining life of the loan if the timing and/or amount of cash flows expected to be collected can be reasonably estimated (the accretion method). If the timing or amount of cash flows expected to be collected cannot be reasonably estimated, the cost recovery method of income recognition is used. The difference between the loan’s total scheduled principal and interest payments over all cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the non-accretable difference. The non-accretable difference represents contractually required principal and interest payments which the Company does not expect to collect.
Over the life of the loan, management continues to estimate cash flows expected to be collected. Decreases in expected cash flows are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized in interest income on a prospective basis over the loan’s remaining life.
Acquired loans that were not individually determined to be purchased with deteriorated credit quality are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20), whereby the premium or discount derived from the fair market value adjustment, on a loan-by-loan or pooled basis, is recognized into interest income on a level yield basis over the remaining expected life of the loan or pool.
Loans Held for Sale — Loans held for sale are those loans the Company has the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or fair value. Gains and losses on sales of loans are recognized at settlement dates, and are determined by the difference between the sales proceeds and the carrying value of the loans after allocating costs to servicing rights retained. All sales are made without recourse. Interest rate lock commitments on mortgage loans to be funded and sold are valued at fair value, and are included in other assets or liabilities, if material.
Mortgage Servicing Rights— Mortgage servicing rights ("MSR") assets initially arose as a result of the WFC merger. WFC had retained the right to service certain loans sold in the secondary market. The Company continues to sell loans to investors in the secondary market and generally retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed at least annually for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations.
The valuation of MSRs and related amortization thereon are based on numerous factors, assumptions and judgments, such as those for: changes in the mix of loans, interest rates, prepayment speeds, and default rates. Changes in these factors, assumptions and judgments may have a material effect on the valuation and amortization of MSRs. Although management believes that the assumptions used to evaluate the MSRs for impairment are reasonable, future adjustment may be necessary if future economic conditions differ substantially from the economic assumptions used to determine the value of MSRs.
Non-marketable Equity Securities — Non-marketable equity securities are comprised of Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock, and are carried at cost.
The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock based on the Bank’s level of borrowings from the FHLB and other factors, and may invest in additional amounts of FHLB stock. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; (2) the impact of legislative and regulatory changes on the FHLB; and (3) the liquidity position of the FHLB. Cash dividends are reported as income.
FHLB stock is evaluated quarterly for impairment. Quarterly cash dividends are paid on FHLB stock owned by members as a condition for required membership and also paid on stock owned by members based on activity.
The following table presents the membership and activity stock quarterly cash dividend annualized rates paid during fiscal 2017:

	Annualized Dividend Rate
Quarterly Dividend Payment Date	Membership Stock	Activity Stock
November 2016	0.60%	2.80%
February 2017	0.85%	3.00%
May 2017	1.05%	3.15%
August 2017	1.25%	3.30%
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
Transfers of financial assets—Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the entity, (2) the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets, and (3) the entity does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, "Intangibles - Goodwill and Other."  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The Company has one reporting unit as of September 30, 2017 which is related to its banking activities. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of September 30, 2017.
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

Interest Bearing Deposits—Other interest bearing deposits are certificate of deposit investments made by the Bank with other financial institutions that are carried at cost. The weighted average months to maturity of the interest bearing deposits is 21.89 months . Balances over $250 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of September 30, 2017, there was one certificate of deposit with a balance of $251. As of September 30, 2016, there were no uninsured deposits.
Debt and equity issuance costs—Debt issuance costs, which consist primarily of fees paid to note lenders, are deferred and included in other borrowings in the consolidated balance sheet. Debt issuance costs are amortized over the contractual term of the corresponding debt, as a component of interest expense on other borrowed funds in the consolidated statement of operations. Specific costs associated with the issuance of shares of the Company's common stock are recorded in equity, as additional paid in capital, on the consolidated balance sheet, in the period of the share issuance.
Advertising, Marketing and Public Relations Expense—The Company expenses all advertising, marketing and public relations costs as they are incurred. Total costs for the years ended September 30, 2017 and 2016 were $545 and $701, respectively.
Income Taxes – The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 14, "Income Taxes" for details on the Company’s income taxes.
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
Revenue Recognition - The Company recognizes revenue in the consolidated statements of operations as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes fees from brokerage and advisory service, deposit accounts, merchant services, ATM and debit card fees, mortgage banking activities, and other miscellaneous services and transactions. Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later.  The Company also receives contingent commissions from insurance companies which are based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the Company.  Contingent commissions from insurance companies are recognized when determinable. Commission revenue is included in other non-interest income in the consolidated statement of operations.
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
Off-Balance-Sheet Financial Instruments—In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and commitments under lines of credit arrangements, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. See Note 11, "Commitments and Contingencies" in Notes to Consolidated Financial Statements.
Derivatives--Rate-lock Commitments and Forward Sale Agreements —The Company enters into commitments to originate loans, whereby the interest rate on the loan is determined prior to funding (rate-lock commitment). Rate-lock commitments on mortgage loans held for sale are derivative instruments. Derivative instruments are carried on the consolidated balance sheets at fair value, and changes in the fair value thereof are recognized in the consolidated statements of income. The Company originates single-family residential loans for sale, pursuant to programs primarily with the Federal Home Loan Mortgage Corporation (FHLMC) and other similar third parties. In connection with these programs, at the time the Company initially issues a loan commitment, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with the prospective loan purchaser, at a specific price, in order to manage the interest rate risk inherent to the rate-lock commitment. The forward sale agreement also meets the definition of a derivative instrument. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate, to the time the Company funds the loan and sells the loan to a third party, is generally, approximately 60 days. The fair value of each instrument will rise and fall in response to changes in market interest rates, subsequent to the dates the interest rate locks and forward sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company's interest rate and price risks.
At September 30, 2017, the Company had $2,680 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company's consolidated financial statements as of September 30, 2017, and therefore, not recognized in the consolidated financial statements, and are not included in Note 15; Fair Value Accounting.

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
In May, 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 is intended to address certain specific issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition with respect to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” For public entities, ASUs 2016-12 and 2014-09 are effective on a retrospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. Based on our evaluation under the current guidance, we estimate that substantially all of our interest income and non-interest income will not be impacted by the adoption of these standards, because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes anticipated with the adoption of these standards will likely be similar to our current revenue recognition practices. The Company evaluated certain non-interest revenue streams, including deposit related fees, service charges and interchange fees, to determine the potential impact of the guidance on the Company's consolidated financial statements. The Company is expected to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented. The Company expects additional financial statement disclosures of non-interest income revenue streams and associated internal controls to be implemented along with adoption of these standards. In addition, we are reviewing our business processes, systems and controls to support recognition and disclosures under the new standard. The Company expects that the adoption of ASUs 2016-12 and 2014-09 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.

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
In September 2015, the FASB issued ASU 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The ASU requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined.  This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the amendments in the ASU would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and its adoption did not have a significant impact on the Company’s consolidated financial statements

NOTE 2 – ACQUISITIONS

Wells Financial Corporation (WFC)

On August 18, 2017, the Company completed its merger with Wells Financial Corporation ("WFC"), pursuant to the merger agreement, dated March 17, 2017. At that time, the separate corporate existence of WFC ceased, and the Company survived the merger. In connection with the merger, the Company caused Wells Federal Bank to merge with and into the Bank, with the Bank surviving the merger.

Under the terms of the merger agreement, each issued and outstanding share of WFC common stock, $0.10 par value, was converted into the right to receive (i) $41.31 in cash, (ii) 0.7598982 shares of the Company's common stock, and (iii) cash in lieu of fractional shares. The aggregate merger consideration paid to WFC shareholders consisted of approximately $32,210 in cash and 592,218 shares of the Company's common stock. To partially fund the cash portion of the merger consideration, the Company incurred $5,000 of senior term debt, and $15,000 of subordinated debt, as discussed in Note 9; Federal Home Loan Bank and Other Borrowings. The merger added $256,473 in assets, $187,079 in loans, $217,905 in deposits, $5,781 in goodwill and $4,178 in core deposit intangible. None of the goodwill is deductible for tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.

In connection with the WFC acquisition, we incurred expenses related to (1) accounting, legal and other professional services, (2) systems conversions, and (3) other costs of integrating and conforming acquired operations with and into the Company. These merger-related expenses, that were expensed as incurred, amounted to $1,860 for the year ended September 30, 2017, and were included in non-interest expense on the consolidated statement of operations. Debt origination costs of $380 were deferred and netted against the other borrowings on the consolidated balance sheet, and are being amortized to interest expense on other borrowed funds over the life of the notes, as discussed in Note 9. We also incurred issuance costs related to issuance of common shares of $259 which were charged to additional paid in capital.

The acquisition of the net assets of WFC constitutes a business combination as defined by FASB ASC Topic 805, "Business Combinations." Accordingly, the assets acquired and liabilities assumed are presented at their fair values at acquisition date. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates regarding discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change for a period up to 12 months after the acquisition date.

The following pro forma financial information for the periods presented reflects our estimated consolidated pro forma results of operations as if the WFC acquisition occurred on October 1, 2016, not considering potential cost savings and other business synergies we expect to receive as a result of the acquisition:

	Citizens Community Bancorp, Inc.	Wells Financial Corporation	Pro Forma Adjustments	Pro Forma Combined
Year ended September 30, 2017
Revenue (net interest income and non-interest income)	$27,019	$11,758	$(680)	$38,097
Net income attributable to common stockholders	2,499	508	2,454	5,461
Earnings per share--basic	0.47			0.92
Earnings per share-diluted	0.46			0.91

Year ended September 30, 2016
Revenue (net interest income and non-interest income)	23,992	13,452	(749)	36,695
Net income attributable to common stockholders	2,573	2,387	(845)	4,115
Earnings per share--basic	0.49			0.71
Earnings per share-diluted	0.49			0.71

The pro forma adjustments reflect (1) additional depreciation and amortization expense related to, and associated tax effects of, the purchase accounting adjustments made to record various items at fair value, (2) additional interest expense on acquisition related debt and (3) elimination of acquisition related costs incurred.

The revenue and earnings of WFC since the acquisition date of August 18, 2017 are included in the Company's consolidated statement of operations, and it is not practical to disclose them separately.

Community Bank of Northern Wisconsin (CBN)

On May 16, 2016, the Company completed the acquisition through merger of CBN, with the Bank surviving the merger. The Merger was consummated pursuant to the terms of the Merger Agreement, dated February 10, 2016, and as amended on May 13, 2016. The Merger expands our presence in our Rice Lake, Wisconsin market with five additional branches.

Under the terms of the Merger Agreement, the total purchase price paid in a combination of cash and debt issued by the Company was $17,447, which represented a $16,762 book value of CBN as of April 30, 2016, less a capital dividend of $4,342 declared by CBN, plus a $5,000 fixed premium and daily interest through May 16, 2016 in the amount of $27. The Merger added $167,469 in assets, $111,740 in loans, $151,020 in deposits, $4,228 in goodwill, and $607 in a core deposit intangible. Acquisition costs consisting of accounting, legal and other professional fees were approximately $701 through September 30, 2016 and were accrued for in non-interest expense in the consolidated statement of operations.

The acquisition of the net assets of CBN constitutes a business combination as defined by FASB ASC Topic 805, "Business Combinations." Accordingly, the assets acquired and liabilities assumed are presented at their fair values at acquisition date. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates regarding discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature.

The following pro forma financial information for the periods presented reflects our estimated consolidated pro forma results of operations as if the CBN acquisition occurred on October 1, 2015, unadjusted for potential cost savings and other business synergies we expect to receive as a result of the acquisition:

	Citizens Community Bancorp, Inc.	Community Bank of Northern Wisconsin	Pro Forma Adjustments	Pro Forma Combined
Year ended September 30, 2016
Revenue (net interest income and non-interest income)	$18,566	$5,180	$(532)	$23,214
Net income attributable to common stockholders	2,806	1,418	(623)	3,601
Earnings per share--basic	0.54			0.69
Earnings per share-diluted	0.54			0.69

The following table summarizes the amounts recorded on the consolidated balance sheets as of each of the acquisition dates in conjunction with the acquisitions discussed above:

	Wells Financial Corporation	Community Bank of Northern Wisconsin

Fair value of consideration paid	$40,442	$17,447

Fair value of identifiable assets acquired:
Cash and cash equivalents	4,742	28,104
Other interest bearing deposits	16,871	—
Securities	31,758	21,825
Loans	187,079	111,740
Property and equipment	5,011	2,741
Core deposit and other intangible assets	4,178	607
Other assets	6,834	2,452
Total identifiable assets acquired	256,473	167,469

Fair value of liabilities assumed:
Deposits	217,905	151,020
Borrowings	3,320	3,000
Other liabilities	587	230
Total liabilities assumed	221,812	154,250
Fair value of net identifiable assets acquired	34,661	13,219
Goodwill recognized	$5,781	$4,228

NOTE 3 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of September 30, 2017 and September 30, 2016, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
U.S. government agency obligations	$18,454	$35	$448	$18,041
Obligations of states and political subdivisions	35,656	270	131	35,795
Mortgage-backed securities	36,661	124	311	36,474
Agency securities	147	83	—	230
Corporate debt securities	5,410	—	67	5,343
Total available for sale securities	$96,328	$512	$957	$95,883

September 30, 2016
U.S. government agency obligations	$16,388	$48	$29	$16,407
Obligations of states and political subdivisions	33,405	630	23	34,012
Mortgage-backed securities	28,861	389	3	29,247
Federal Agricultural Mortgage Corporation	70	11	—	81
Trust preferred securities	376	—	—	376
Total available for sale securities	$79,100	$1,078	$55	$80,123

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Obligations of states and political subdivisions	$1,311	$17	$—	$1,328
Mortgage-backed securities	4,142	136	1	4,277
Total held to maturity securities	$5,453	$153	$1	$5,605
September 30, 2016
Obligations of states and political subdivisions	$1,315	$20	$—	$1,335
Mortgage-backed securities	5,354	255	—	5,609
Total held to maturity securities	$6,669	$275	$—	$6,944

The unrealized losses at September 30, 2016 in U.S. Government securities, state and municipal securities, and mortgage-backed securities are the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and the Company will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.
At September 30, 2017, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $2,661 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of September 30, 2017, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2017, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $7,825 and mortgage-backed securities with a carrying value of 19,447 as collateral against specific municipal deposits. As of September 30, 2017, the Bank also has mortgage backed securities with a carrying value of $1,312 pledged as collateral to the Federal Home Loan Bank of Des Moine against the MPF Credit Enhancement fee.
The estimated fair value of available for sale securities at September 30, 2017, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$160	$160
Due after one year through five years	15,008	15,056
Due after five years through ten years	30,586	30,330
Due after ten years	13,766	13,633
	59,520	59,179
Mortgage backed securities	36,661	36,474
Securities without contractual maturities	147	230
Total available for sale securities	$96,328	$95,883

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,311	$1,328
Mortgage backed securities	4,142	4,277
Total held to maturity securities	$5,453	$5,605

Securities with unrealized losses at September 30, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2017
U.S. government agency obligations	$8,296	$186	$6,932	$262	$15,228	$448
Obligations of states and political subdivisions	8,170	62	3,701	70	11,871	132
Mortgage-backed securities	14,167	96	9,753	215	23,920	311
Corporate debt securities	5,343	67	—	—	5,343	67
Total	$35,976	$411	$20,386	$547	$56,362	$958
2016
U.S. government agency obligations	$4,039	$4	$2,494	$25	$6,533	$29
Obligations of states and political subdivisions	2,885	7	1,338	15	4,223	22
Mortgage-backed securities	1,385	1	1,137	3	2,522	4
Total	$8,309	$12	$4,969	$43	$13,278	$55

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2017
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	406	1	—	—	406	1
Total	$406	$1	$—	$—	$406	$1
2016
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuer is assessed. Significant inputs used to measure the amount of other-than-temporary impairment related to credit loss include, but are not limited to; the Company's intent and ability to sell the debt security prior to recovery, that it is more likely than not that the Company will not sell the security prior to recovery, default and delinquency rates of the underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value of available for sale securities that are considered temporary are recorded as separate components of shareholders' equity, net of tax. If the unrealized loss of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Non-credit components of the unrealized losses on available for sale securities will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS Loans by classes within portfolio segments as of September 30, 2017 and 2016, respectively, were as follows:

	September 30, 2017	September 30, 2016
Originated Loans:
Residential real estate:
One to four family	$132,380	$160,961
Purchased HELOC loans	18,071	—
Commercial/Agricultural real estate:
Commercial real estate	97,155	58,768
Agricultural real estate	10,628	3,418
Multi-family real estate	24,486	18,935
Construction and land development	12,399	12,977
Consumer non-real estate:
Originated indirect paper	85,732	119,073
Purchased indirect paper	29,555	49,221
Other Consumer	14,496	18,926
Commercial/Agricultural non-real estate:
Commercial non-real estate	35,198	17,969
Agricultural non-real estate	12,493	9,994
Total originated loans	$472,593	$470,242
Acquired Loans:
Residential real estate:
One to four family	$97,183	$26,777
Commercial/Agricultural real estate:
Commercial real estate	62,807	30,172
Agricultural real estate	57,374	24,780
Multi-family real estate	1,742	200
Construction and land development	7,309	3,603
Consumer non-real estate:
Other Consumer	6,172	789
Commercial/Agricultural non-real estate:
Commercial non-real estate	20,053	13,032
Agricultural non-real estate	11,380	4,653
Total acquired loans	$264,020	$104,006
Total Loans:
Residential real estate:
One to four family	$229,563	$187,738
Purchased HELOC loans	18,071	—
Commercial/Agricultural real estate:
Commercial real estate	159,962	88,940
Agricultural real estate	68,002	28,198
Multi-family real estate	26,228	19,135
Construction and land development	19,708	16,580
Consumer non-real estate:
Originated indirect paper	85,732	119,073
Purchased indirect paper	29,555	49,221
Other Consumer	20,668	19,715
Commercial/Agricultural non-real estate:
Commercial non-real estate	55,251	31,001
Agricultural non-real estate	23,873	14,647
Gross loans	$736,613	$574,248
Less:
Unearned net deferred fees and costs and loans in process	1,471	1,915
Unamortized discount on acquired loans	(5,089)	(1,724)
Allowance for loan losses	(5,942)	(6,068)
Loans receivable, net	$727,053	$568,371

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

Below is a breakdown of loans by risk rating as of September 30, 2017:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$130,837	$—	$1,543	$—	$—	$132,380
Purchased HELOC loans	18,071	—	—	—	—	18,071
Commercial/Agricultural real estate:
Commercial real estate	96,953	49	153	—	—	97,155
Agricultural real estate	10,051	497	80	—	—	10,628
Multi-family real estate	24,338	—	148	—	—	24,486
Construction and land development	12,399	—	—	—	—	12,399
Consumer non-real estate:
Originated indirect paper	85,330	8	394	—	—	85,732
Purchased indirect paper	29,555	—	—	—	—	29,555
Other Consumer	14,361	—	135	—	—	14,496
Commercial/Agricultural non-real estate:
Commercial non-real estate	35,102	—	96	—	—	35,198
Agricultural non-real estate	10,798	708	987	—	—	12,493
Total originated loans	$467,795	$1,262	$3,536	$—	$—	$472,593
Acquired Loans:
Residential real estate:
One to four family	$94,932	$873	$1,378	$—	$—	$97,183
Commercial/Agricultural real estate:
Commercial real estate	57,795	1,814	3,198	—	—	62,807
Agricultural real estate	51,516	266	5,592	—	—	57,374
Multi-family real estate	1,519	—	223	—	—	1,742
Construction and land development	6,739	—	570	—	—	7,309
Consumer non-real estate:
Other Consumer	6,130	—	42	—	—	6,172
Commercial/Agricultural non-real estate:
Commercial non-real estate	18,257	372	1,424	—	—	20,053
Agricultural non-real estate	11,259	28	93	—	—	11,380
Total acquired loans	$248,147	$3,353	$12,520	$—	$—	$264,020
Total Loans:
Residential real estate:
One to four family	$225,769	$873	$2,921	$—	$—	$229,563
Purchased HELOC loans	18,071	—	—	—	—	18,071
Commercial/Agricultural real estate:
Commercial real estate	154,748	1,863	3,351	—	—	159,962
Agricultural real estate	61,567	763	5,672	—	—	68,002
Multi-family real estate	25,857	—	371	—	—	26,228
Construction and land development	19,138	—	570	—	—	19,708
Consumer non-real estate:
Originated indirect paper	85,330	8	394	—	—	85,732
Purchased indirect paper	29,555	—	—	—	—	29,555
Other Consumer	20,491	—	177	—	—	20,668
Commercial/Agricultural non-real estate:
Commercial non-real estate	53,359	372	1,520	—	—	55,251
Agricultural non-real estate	22,057	736	1,080	—	—	23,873
Gross loans	$715,942	$4,615	$16,056	$—	$—	$736,613
Less:
Unearned net deferred fees and costs and loans in process						1,471
Unamortized discount on acquired loans						(5,089)
Allowance for loan losses						(5,942)
Loans receivable, net						$727,053

Below is a breakdown of loans by risk rating as of September 30, 2016:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$159,244	$—	$1,632	$—	$85	$160,961
Commercial/Agricultural real estate:
Commercial real estate	58,768	—	—	—	—	58,768
Agricultural real estate	3,418	—	—	—	—	3,418
Multi-family real estate	18,935	—	—	—	—	18,935
Construction and land development	12,977	—	—	—	—	12,977
Consumer non-real estate:
Originated indirect paper	118,809	10	254	—	—	119,073
Purchased indirect paper	49,221	—	—	—	—	49,221
Other Consumer	18,889	—	37	—	—	18,926
Commercial/Agricultural non-real estate:
Commercial non-real estate	17,790	—	179	—	—	17,969
Agricultural non-real estate	9,994	—	—	—	—	9,994
Total originated loans	$468,045	$10	$2,102	$—	$85	$470,242
Acquired Loans:
Residential real estate:
One to four family	$25,613	$603	$561	$—	$—	$26,777
Commercial/Agricultural real estate:
Commercial real estate	29,607	167	398	—	—	30,172
Agricultural real estate	21,922	11	2,847	—	—	24,780
Multi-family real estate	200	—	—	—	—	200
Construction and land development	3,487	—	116	—	—	3,603
Consumer non-real estate:
Other Consumer	746	11	32	—	—	789
Commercial/Agricultural non-real estate:
Commercial non-real estate	13,010	11	11	—	—	13,032
Agricultural non-real estate	4,546	7	100	—	—	4,653
Total acquired loans	$99,131	$810	$4,065	$—	$—	$104,006
Total Loans:
Residential real estate:
One to four family	$184,857	$603	$2,193	$—	$85	$187,738
Commercial/Agricultural real estate:
Commercial real estate	88,375	167	398	—	—	88,940
Agricultural real estate	25,340	11	2,847	—	—	28,198
Multi-family real estate	19,135	—	—	—	—	19,135
Construction and land development	16,464	—	116	—	—	16,580
Consumer non-real estate:
Originated indirect paper	118,809	10	254	—	—	119,073
Purchased indirect paper	49,221	—	—	—	—	49,221
Other Consumer	19,635	11	69	—	—	19,715
Commercial/Agricultural non-real estate:
Commercial non-real estate	30,800	11	190	—	—	31,001
Agricultural non-real estate	14,540	7	100	—	—	14,647
Gross loans	$567,176	$820	$6,167	$—	$85	$574,248
Less:
Unearned net deferred fees and costs and loans in process						1,915
Unamortized discount on acquired loans						(1,724)
Allowance for loan losses						(6,068)
Loans receivable, net						$568,371

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

Certain directors and executive officers of the Company and the Bank are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2017 and 2016. A summary of the changes in those loans during the last two fiscal years is as follows:

	September 30,
	2017	2016
Balance—beginning of year	$221	$232
New loan originations	2	1
Repayments	(13)	(12)
Previously originated loans for new director	386	—
Balance—end of year	$596	$221
Available and unused lines of credit	$18	$18
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

Changes in the ALL by loan type for the periods presented below were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2017:
Allowance for Loan Losses:
Beginning balance, October 1, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Charge-offs	(233)	—	(389)	(9)	—	(631)
Recoveries	14	—	171	1	—	186
Provision	81	130	59	41	8	319
Segment reclassifications	(443)	510	(371)	212	92	—
Total Allowance on originated loans	$1,458	$2,523	$936	$897	$128	$5,942
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, September 30, 2017	$1,458	$2,523	$936	$897	$128	$5,942
Allowance for Loan Losses at September 30, 2017:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$214	$—	$64	$23	$—	$301
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,244	$2,523	$872	$874	$128	$5,641
Loans Receivable as of September 30, 2017:						—
Ending balance of originated loans	$150,451	$144,668	$126,165	$47,691	$—	$468,975
Ending balance of purchased credit-impaired loans	586	7,995	—	3,454	—	12,035
Ending balance of other acquired loans	96,597	121,237	6,172	27,979		251,985
Ending balance of loans	$247,634	$273,900	$132,337	$79,124	$—	$732,995
Ending balance: individually evaluated for impairment	$4,021	$996	$702	$1,791	$—	$7,510
Ending balance: collectively evaluated for impairment	$243,613	$272,904	$131,635	$77,333	$—	$725,485

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year ended September 30, 2016
Allowance for Loan Losses:
Beginning balance, October 1, 2015	$2,364	$989	$1,620	$1,271	$252	$6,496
Charge-offs	(140)	—	(460)	(118)	—	(718)
Recoveries	11	—	204	—	—	215
Provision	30	10	35	—	—	75
Segment reclassifications	(226)	884	67	(501)	(224)	—
Total allowance on originated loans	$2,039	$1,883	$1,466	$652	$28	$6,068
Purchased credit impaired loans	$—	$—	$—	$—	$—	$—
Other acquired loans	$—	$—	$—	$—	$—	$—
Total allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, September 30, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Allowance for Loan Losses at September 30, 2016:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$503	$—	$85	$40	$—	$628
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,536	$1,883	$1,381	$612	$28	$5,440
Loans Receivable as of September 30, 2016:
Ending balance of originated loans	$160,655	$92,374	$189,441	$27,963	$—	$470,433
Ending balance of purchased credit-impaired loans	$577	$2,309	$4	$897	$—	$3,787
Ending balance of other acquired loans	$26,200	$56,446	$785	$16,788	$—	$100,219
Ending balance of loans	$187,432	$151,129	$190,230	$45,648	$—	$574,439
Ending balance: individually evaluated for impairment	$4,640	$—	$578	$179	$—	$5,397
Ending balance: collectively evaluated for impairment	$182,792	$151,129	$189,652	$45,469	$—	$569,042
The Bank has originated substantially all loans currently recorded on the Company’s accompanying Consolidated Balance Sheet, except as noted below.
In February 2016, the Bank selectively purchased loans from Central Bank in Rice Lake and Barron, Wisconsin in the amount of $16,363. In May 2016, the Bank acquired loans from Community Bank of Northern Wisconsin, headquartered in Rice Lake, Wisconsin totaling $111,740. In August 2017, the Bank acquired loans from Wells Federal, headquartered in Wells, Minnesota totaling $189,077.
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a Board of Director determinant was originally established to limit the purchase of these consumer loans under this arrangement to a maximum of $40,000 and a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. During the first quarter of fiscal 2015, the Board of Directors increased the limit of these purchased consumer loans to a maximum of $50,000. As of September 30, 2017, the balance of the consumer loans purchased was $29,555 compared to $49,221 as of September 30, 2016. As of September 30, 2017, new purchases from this third party have been terminated. The balance in the cash reserve account at September 30, 2017 was $925, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, none of the purchased loans have been charged off or have experienced losses.

The weighted average rate earned on these purchased consumer loans was 4.25% as of September 30, 2017. From March 2014 through December 2015, the rate earned for all new loan originations of these purchased consumer loans was 4.00%. As of January 2016, new loans purchased were at an interest rate of 4.25% due to the increase in the Prime Rate.
In September 2017, the Bank purchased, on a non-recourse basis, a 90% participation in $23,977 of loans secured by second liens on certain residential real estate properties. The seller retained servicing of the purchased loans, and is paid a 40 basis point servicing fee, based on the outstanding balance of the purchased loans. The balance of the Bank's share of the purchased loans was $18,071 at September 30, 2017.
Loans receivable by loan type as of the end of the periods shown below were as follows:

	Residential Real Estate		Commercial/Agriculture Real Estate Loans		Consumer non-Real Estate		Commercial/Agriculture non-Real Estate		Totals
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Performing loans
Performing TDR loans	$3,085	$2,942	$1,890	$—	$167	$276	$88	$—	$5,230	$3,218
Performing loans other	242,198	182,747	268,619	150,181	131,695	189,653	77,213	45,370	719,725	567,951
Total performing loans	245,283	185,689	270,509	150,181	131,862	189,929	77,301	45,370	724,955	571,169

Nonperforming loans (1)
Nonperforming TDR loans	593	471	—	—	28	44	—	—	621	515
Nonperforming loans other	1,758	1,272	3,391	948	447	257	1,823	278	7,419	2,755
Total nonperforming loans	2,351	1,743	3,391	948	475	301	1,823	278	8,040	3,270
Total loans	$247,634	$187,432	$273,900	$151,129	$132,337	$190,230	$79,124	$45,648	$732,995	$574,439

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s consumer real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of September 30, 2017 and 2016, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
September 30, 2017
Residential real estate:
One to four family	$2,811	$393	$1,228	$4,432	$225,131	$229,563	$2,200	$151
Purchased HELOC loans	250	—	—	250	17,821	18,071	$—	—
Commercial/Agricultural real estate:
Commercial real estate	332	70	282	684	159,278	159,962	572	—
Agricultural real estate	57	—	2,405	2,462	65,540	68,002	2,723	96
Multi-family real estate	—	—	—	—	26,228	26,228	—	—
Construction and land development	—	—	—	—	19,708	19,708	—	—
Consumer non-real estate:
Originated indirect paper	426	112	123	661	85,071	85,732	74	80
Purchased indirect paper	601	305	221	1,127	28,428	29,555	—	221
Other Consumer	120	79	57	256	20,412	20,668	76	25
Commercial/Agricultural non-real estate:
Commercial non-real estate	75	23	156	254	54,997	55,251	1,618	—
Agricultural non-real estate	757	—	120	877	22,996	23,873	189	16
Total	$5,429	$982	$4,592	$11,003	$725,610	$736,613	$7,452	$589
September 30, 2016
Residential real estate:
One to four family	$1,062	$892	$1,238	$3,192	$184,546	$187,738	$1,595	$123
Commercial/Agricultural real estate:
Commercial real estate	33	83	367	483	88,457	88,940	483	—
Agricultural real estate	—	—	623	623	27,575	28,198	623	—
Multi-family real estate	—	—	—	—	19,135	19,135	—	—
Construction and land development	27	—	35	62	16,518	16,580	—	—
Consumer non-real estate:
Originated indirect paper	204	30	122	356	118,717	119,073	158	53
Purchased indirect paper	338	286	199	823	48,398	49,221	—	199
Other Consumer	104	16	34	154	19,561	19,715	54	5
Commercial/Agricultural non-real estate:
Commercial non-real estate	9	2	155	166	30,835	31,001	188	—
Agricultural non-real estate	—	60	90	150	14,497	14,647	90	—
Total	$1,777	$1,369	$2,863	$6,009	$568,239	$574,248	$3,191	$380

At September 30, 2017, the Company has identified impaired loans of $24,359. consisting of $5,851 TDR loans, $12,035 purchased credit impaired loans and $6,473 of substandard non-TDR loans, which includes $2,387 of non-PCI acquired loans. The $24,359 total of impaired loans includes $5,230 of performing TDR loans. At September 30, 2016, the Company had identified impaired loans of $10,369, consisting of $3,733 TDR loans, $3,787 purchased credit impaired loans and $2,849 of substandard non-TDR loans, which includes $1,185 of non-PCI acquired loans. The $10,369 total of impaired loans includes $3,218 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of September 30, 2017 and September 30, 2016 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2017
With No Related Allowance Recorded:
Residential real estate	$4,015	$4,015	$—	$3,440	$9
Commercial/agriculture real estate	12,626	12,626	—	4,460	2
Consumer non-real estate	433	433	—	340	16
Commercial/agricultural non-real estate	5,795	5,795	—	2,628	11
Total	$22,869	$22,869	$—	$10,868	$38
With An Allowance Recorded:
Residential real estate	$1,198	$1,198	$214	$1,545	$2
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	269	269	65	306	—
Commercial/agricultural non-real estate	23	23	23	101	—
Total	$1,490	$1,490	$302	$1,952	$2
2017 Totals:
Residential real estate	$5,213	$5,213	$214	$4,985	$11
Commercial/agriculture real estate	12,626	12,626	—	4,460	2
Consumer non-real estate	702	702	65	646	16
Commercial/agricultural non-real estate	5,818	5,818	23	2,729	11
Total	$24,359	$24,359	$302	$12,820	$40

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2016
With No Related Allowance Recorded:
Residential real estate	$3,807	$3,807	$—	$3,817	$132
Commercial/agriculture real estate	2,326	2,326	—	2,326	27
Consumer non-real estate	247	247	—	451	36
Commercial/agricultural non-real estate	1,577	1,577	—	1,577	42
Total	$7,957	$7,957	$—	$8,171	$237
With An Allowance Recorded:
Residential real estate	$1,891	$1,891	$503	$1,808	$50
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	342	342	76	339	10
Commercial/agricultural non-real estate	179	179	27	36	1
Total	$2,412	$2,412	$606	$2,183	$61
2016 Totals:
Residential real estate	$5,698	$5,698	$503	$5,625	$182
Commercial/agriculture real estate	2,326	2,326	—	2,326	27
Consumer non-real estate	589	589	76	790	46
Commercial/agricultural non-real estate	1,756	1,756	27	1,613	43
Total	$10,369	$10,369	$606	$10,354	$298

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 2 delinquent TDRs, greater than 60 days past due, with a recorded investment of $504 at September 30, 2017, compared to 3 such loans with a recorded investment of $226 at September 30, 2016.
Following is a summary of TDR loans by accrual status as of September 30, 2017 and September 30, 2016. There were no TDR commitments or unused lines of credit as of September 30, 2017 and September 30, 2016.

	September 30,
	2017	2016
Troubled debt restructure loans:
Accrual status	$5,230	$3,218
Non-accrual status	621	515
Total	$5,851	$3,733

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the years ended September 30, 2017 and September 30, 2016:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
2017
TDRs:
Residential real estate	9	$—	$—	$679	$236	$915	$915	$24
Commercial/Agricultural real estate	8	—	—	1,822	68	1,890	1,890	—
Consumer non-real estate	4	—	—	4	28	32	32	—
Commercial/Agricultural non-real estate	2	—	—	—	93	93	93	—
Totals	23	$—	$—	$2,505	$425	$2,930	$2,930	$24

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
2016
TDRs
Residential real estate	4	$37	$—	$359	$—	$396	$396	$74
Commercial/Agricultural real estate	—	—	—	—	—	—	—	—
Consumer non-real estate	3	—	—	21	—	21	21	—
Commercial/Agricultural non-real estate	—	—	—	—	—	—	—	—
Totals	7	$37	$—	$380	$—	$417	$417	$74
A summary of loans by loan class modified in a troubled debt restructuring as of September 30, 2017 and September 30, 2016, and during each of the twelve months then ended, was as follows:

	September 30, 2017		September 30, 2016
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Originated loans:
Residential real estate	32	$3,678	32	$3,413
Commercial/Agricultural real estate	8	1,890	—	—
Consumer non-real estate	20	195	21	320
Commercial/Agricultural non-real estate	2	88	—	—
Total originated loans	62	$5,851	53	$3,733

The following table provides information related to restructured loans that were considered in default as of September 30, 2017 and September 30, 2016:

	September 30, 2017		September 30, 2016
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	4	$593	9	$516
Commercial/Agricultural real estate	—	—	6	948
Consumer non-real estate	3	28	4	43
Commercial/Agricultural non-real estate	—	—	2	99
Total troubled debt restructurings	7	$621	21	$1,606
Included above is one TDR loan that defaulted during the year ended September 30, 2017.

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

September 30, 2017
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	12,035
Carrying amount	9,838
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	251,985
Carrying amount	249,093
Total acquired loans
Outstanding balance	264,020
Carrying amount	258,931
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

	2017	2016
Balance at beginning of period	$192	$—
Acquisitions	2,802	203
Reduction due to unexpected early payoffs	—	—
Reclass from non-accretable difference	—	—
Disposals/transfers	—	—
Accretion	(101)	(11)
Balance at end of period	$2,893	$192
Non-accretable yield on purchased credit impaired loans was $2,196 and $1,532 at September 30, 2017 and September 30, 2016, respectively.
The following table reflects amounts for all acquired credit impaired and acquired performing loans acquired from WFC at acquisition:

	Acquired Credit Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Contractually required cash flows at acquisition	$9,182	$179,895	$189,077
Non-accretable difference (expected losses and foregone interest)	(936)	—	(936)
Cash flows expected to be collected at acquisition	8,246	179,895	188,141
Accretable yield	—	(2,802)	(2,802)
Fair value of acquired loans at acquisition	$8,246	177,093	$185,339
Our analysis of the acquired impaired and non-impaired WFC loan portfolio is ongoing and will be finalized at a later date.

NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of September 30, 2017 and 2016 were $282,392 and $0, respectively, and consisted of one- to four-family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $3,208 and $0, at September 30, 2017 and 2016, respectively. Mortgage servicing rights activity for the years ended September 30, 2017 and September 30, 2016 were as follows:

	Year ended September 30,
	2017	2016
Balance at beginning of period	$—	$—
MSR asset acquired	1,909	—
MSRs capitalized	13	—
Amortization during the period	(36)	—
Valuation allowance at end of period	—	—
Net book value at end of period	$1,886	$—
Fair value of MSR asset at end of period	$1,951	$—
Residential mortgage loans serviced for others	$282,392	$—
Net book value of MSR asset to loans serviced for others	0.67%	n/a
At September 30, 2017, the estimated future aggregate amortization expense for the MSRs is as follows. The estimated amortization expense is based on existing mortgage servicing asset balances. The timing of amortization expense actually recognized in future periods may differ significantly based on actual prepayment speeds, mortgage interest rates and other factors.

2018	387
2019	338
2020	293
2021	243
2022	195
After 2022	430
Total	$1,886

NOTE 6—OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment at September 30 for each of the years shown below consisted of the following:

	2017	2016
Land	$1,573	$1,130
Buildings	8,877	4,409
Furniture, equipment, and vehicles	4,240	5,964
Subtotals	14,690	11,503
Less—Accumulated depreciation	(5,045)	(6,165)
Office properties and equipment—net	$9,645	$5,338
Depreciation expense was $864 and $1,071 for the years ended September 30, 2017 and 2016, respectively.
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill--Goodwill was $10,444 and $4,663 as of September 30, 2017, and September 30, 2016, respectively. There was an addition to the carrying amount of goodwill in the current year of $5,781 related to the WFC acquisition. See Note 2 for additional information on the acquisition. The following table provides changes in goodwill during the years ended September 30, 2017 and September 30, 2016:

	Year ended September 30,
	2017	2016
Balance at beginning of year	$4,663	$—
Select loans and deposits purchase from Central Bank	—	435
CBN acquisition (see Note 2)	—	4,228
WFC acquisition (see Note 2)	5,781	—
Amortization	—	—
Balance at end of year	$10,444	$4,663
Intangible assets--Intangible assets consist of core deposit intangibles arising from various bank acquisitions and the premium on the Wells Insurance Agency customer relationships. A summary of intangible assets and related amortization for the periods shown below follows:

	Year ended September 30,
	2017	2016
Gross carrying amount	$8,195	$3,399
Accumulated amortization	(2,746)	(2,527)
Net book value	$5,449	$872
Additions during the year	$4,796	$607
Amortization during the year	$219	$111
At September 30, 2017, the estimated future aggregate amortization expense for the intangible assets are as follows:

Intangible Assets
2018	644
2019	630
2020	629
2021	629
2022	629
After 2022	2,288
Total	$5,449

NOTE 8—DEPOSITS
The following is a summary of deposits by type at September 30, 2017 and 2016, respectively:

	2017	2016
Non-interest bearing demand deposits	$75,318	$45,408
Interest bearing demand deposits	147,912	48,934
Savings accounts	102,756	52,153
Money market accounts	125,749	137,234
Certificate accounts	290,769	273,948
Total deposits	$742,504	$557,677
Brokered deposits included above:	$42,840	$5,003

At September 30, 2017, the scheduled maturities of time deposits were as follows:

2018	$156,647
2019	77,079
2020	35,540
2021	15,678
2022	5,825
After 2022	—
Total	$290,769
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at September 30, 2017 and 2016 amounted to $823 and $537, respectively.
NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at September 30, 2017 and 2016 is as follows:

	September 30, 2017	September 30, 2016
Advances from FHLB:
Fixed rates	$90,000	$59,291

Senior notes:
Variable rate due in May 2021	10,694	11,000
Variable rate due in August 2022	5,000	—
	15,694	11,000
Subordinated notes:
6.75% due August 2027, variable rate commencing August 2022	5,000	—
6.75% due August 2027, variable rate commencing August 2022	10,000	—
	15,000	—
Less: unamortized debt issuance costs	(375)	—
Total other borrowings	30,319	11,000

TOTALS	$120,319	$70,291
Federal Home Loan Bank Advances and Irrevocable Standby Letters of Credit
Long-term fixed rate advances from the FHLB had contractual interest rates ranging from 0.99% to 1.29%, with a weighted-average contractual interest rate of 1.23% and 1.07% at September 30, 2017 and 2016, respectively. Advances from the FHLB have terms of 24 months or less, mature at various dates through 2018, and are secured by $213,192 of real estate and commercial and industrial loans. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances.
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $30,233 and $10,560 at September 30, 2017 and 2016, respectively.
At September 30, 2017, the Bank’s available and unused portion of this borrowing arrangement was approximately $92,959, compared to $90,579 as of September 30, 2016.
Maximum month-end amounts outstanding under this borrowing agreement were $90,000 and $67,474 during the twelve months ended September 30, 2017 and 2016, respectively.

Senior Notes and Revolving Line of Credit

On May 16, 2016, the Company entered into a Loan Agreement evidencing an $11,000 term loan maturing on May 15, 2021. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of Community Bank of Northern Wisconsin.

On September 30, 2016, the Company extended a $3,000 revolving line of credit for the purpose of financing its previously announced stock repurchase program. At September 30, 2017, the available and unused portion of this borrowing arrangement was $3,000. Under the stock repurchase program, the Company could have repurchased up to 525,200 shares of its common stock or approximately 10% of its current outstanding shares, from time to time through October 1, 2017. As of September 30, 2017, 1,428 shares were repurchased.

On May 30, 2017, the Company terminated the undrawn $3,000 of a revolving line of credit and extended a $5,000 term loan facility for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation. On August 17, 2017, this term loan was funded and matures on August 15, 2022 with a ten year amortization.

The variable rate senior notes provide for a floating interest rate that resets quarterly at rates that are indexed to the three-month London interbank offered rate ("LIBOR") plus 2.70%. The contractual interest rates for those notes ranged from 3.44% to 4.01% during the year ended September 30, 2017, and from 3.34% to 3.44% during the year ended September 30, 2016. The weighted average contractual interest rates payable were 4.01% and 3.44% at September 30, 2017 and 2016, respectively.

Subordinated Notes

On August 10, 2017, the Company entered into two subordinated note agreements in the amounts of $5,000 and $10,000, both maturing on August 9, 2027. The proceeds of the loans were used by the Company for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation.

The subordinated notes are unsecured and are subordinate to the claims of other creditors of the Company. The subordinated notes mature in August 2027, and convert to variable interest rate notes in August 2022. These notes provide for an annual fixed interest rate for the first five years of 6.75%. After the fixed interest period and through maturity, the interest rate will be reset quarterly to equal the three-month LIBOR rate, plus 4.90%. Interest on the Notes will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year through the maturity date.

Debt Issuance Costs

Debt issuance costs, consisting primarily of investment banking and loan origination fees, of $380 were incurred in conjunction with the senior and the issuance of subordinated notes for the year ended September 30, 2017. The unamortized amount of debt issuance costs at September 30, 2017 was $375. These debt issuance costs are included in other borrowings on the consolidated balance sheet.

Maturities of FHLB advances and other borrowings are as follows:

Fiscal years ending September 30,
2018	$91,680
2019	1,680
2020	1,680
2021	1,680
2022	4,181
Thereafter	19,418
$120,319

NOTE 10—CAPITAL MATTERS
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2017, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.

The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2017 and 2016, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2017
Total capital (to risk weighted assets)	$88,511,000	13.2%	$53,504,000	> =	8.0%	$66,880,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	82,569,000	12.4%	40,128,000	> =	6.0%	53,504,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	82,569,000	12.4%	30,096,000	> =	4.5%	43,472,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	82,569,000	9.2%	35,776,000	> =	4.0%	44,720,000	> =	5.0%
As of September 30, 2016
Total capital (to risk weighted assets)	$72,345,000	14.1%	$41,189,000	> =	8.0%	$51,487,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	66,278,000	12.9%	30,892,000	> =	6.0%	41,189,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	66,278,000	12.9%	23,169,000	> =	4.5%	33,466,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	66,278,000	9.3%	28,428,000	> =	4.0%	35,535,000	> =	5.0%

The Company's Tier 1 (leverage) and risk-based capital ratios at September 30, 2017 and 2016, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2017
Total capital (to risk weighted assets)	$79,889,000	12.0%	$53,504,000	> =	8.0%	$66,880,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	58,947,000	8.8%	40,128,000	> =	6.0%	53,504,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,947,000	8.8%	30,096,000	> =	4.5%	43,472,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,947,000	6.6%	35,776,000	> =	4.0%	44,720,000	> =	5.0%
As of September 30, 2016
Total capital (to risk weighted assets)	$64,811,000	12.6%	$41,189,000	> =	8.0%	$51,487,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	58,743,000	11.4%	30,892,000	> =	6.0%	41,189,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,743,000	11.4%	23,169,000	> =	4.5%	33,466,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,743,000	8.3%	28,428,000	> =	4.0%	35,535,000	> =	5.0%
At September 30, 2017, the Company was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Set forth below are the balances of the Company’s off-balance-sheet credit instruments consisting of commitments to make loans as of September 30, 2017 and 2016, respectively.

	Contract or Notional Amount at September 30,
	2017	2016
Commitments to extend credit	$78,150	$28,341
Commercial standby letter of credit	1,644	135

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third part. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans.
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
On March 22, 2017, Paul Parshall, a Wells stockholder, filed a putative Class Action Complaint in the District Court of Faribault County, Minnesota (“Court”) captioned Paul Parshall v. Wells Financial Corp., et al. and docketed at 22-CV-17-179. The Complaint was subsequently amended on June 15, 2017. Named as Defendants were Wells, each of the current members of the Wells Board (“Individual Defendants”) and CCBI. The Amended Complaint asserts, inter alia, that the Individual Defendants breached their fiduciary duties. The Amended Complaint further asserts that Wells and CCBI aided and abetted the purported breaches of fiduciary duty. On September 27, 2017, the Court approved a Stipulation of Dismissal and entered its Order of Dismissal dismissing, with prejudice, the Litigation and all claims, demands or causes of action that were asserted, could have been asserted, or are held by the Plaintiff and without prejudice as to any absent members of the putative class. The Court retained jurisdiction to hear and rule upon an Application for Fees and Expenses that may be filed by Plaintiff’s counsel. Such Application, if any, must be filed by February 28, 2018. As of the date of this report, the Company does not have sufficient information to determine whether it has exposure to any losses that would be either probable or reasonably estimable.
Leases—The Company leases certain branch facilities and its administrative offices under operating leases. Rent expense under these operating leases was $1,310 and $1,341 for the years ended September 30, 2017 and 2016, respectively. None of the Company’s leases contain contingent rental payments, purchase options, escalation or any other significant terms, conditions or restrictions that would affect the future minimum lease payments disclosed below.
Future minimum lease payments by year and in the aggregate under the original terms of the non-cancellable operating leases consist of the following:

2018	$895
2019	791
2020	752
2021	677
2022	671
After 2022	2,209
Total	$5,995
NOTE 12—RETIREMENT PLANS
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $278 and $194 for 2017 and 2016, respectively.
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

The Company's Board of Directors voted to terminate each of the SERP and the DRP at its regularly scheduled Board meeting on November 19, 2015, with such termination being effective as of the same date. In connection with the termination of each plan, the Board of Directors, in accordance with applicable law and each applicable participant’s plan participation agreement, negotiated lump sum payments to the participants in satisfaction of the Company’s total liability to each participant under the SERP and DRP. In accordance with the final settlement of the Company’s obligations under such plans, the Company made two payments (each for 50% of the total liability owed) to each plan participant. The first payment occurred in December 2016 and the second and final payment occurred in January 2017.

In connection with the settlement of all obligations owed by the Company to the participants in the SERP and the DRP, the Company retained an independent consultant during the three months ended March 31, 2016 to perform an actuarial calculation of the final amount of the accumulated benefit owed by the Company to each plan participant. In making this calculation, the consultant made certain assumptions regarding the applicable discount rate to be used and regarding certain other relevant factors to determine the amount of the benefit obligation due each participant, in each case taking into account the terms of each participant’s negotiated plan benefit agreement and the terms of each plan. Differences between the amount of the projected accrued benefit obligation previously recorded by the Company in its consolidated financial statements in connection with these plans and the actual amount of the benefit obligation to be paid to the participants, based upon the calculations of the independent consultant, is recorded in the aggregate as a gain of $41 during the twelve months ended September 30, 2016 on the accompanying Consolidated Statements of Operations line item "Compensation and related benefits" as a reduction to the expense. Moreover, as of September 30, 2016, the Company recorded a liability on the accompanying Consolidated Balance Sheets of $1,046 for the aggregate amount of the benefit obligation due plan participants who were receiving monthly and quarterly payments and the final lump sum payment amounts paid in December 2016 and January 2017.
The components of the SERP and Directors’ Retirement plans’ cost at September 30, 2017 and 2016, respectively, are summarized as follows:

	2017	2016
Beginning accrued benefit cost	$1,046	$1,120
Service cost	—	—
Interest cost	—	44
Amortization of prior service costs	—	1
Net plan termination credit	—	(41)
Net periodic benefit cost	—	4
Benefits paid	(1,046)	(78)
Curtailment and settlement	—	—
Ending accrued benefit cost	$—	$1,046

The following table sets forth the SERP and Directors’ Retirement plans, change in projected benefit obligation, the change in plan assets, the funded status of the plans, and the net liability recognized in the Company’s consolidated balance sheet at September 30, 2017 and 2016, respectively:

	2017	2016
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,046	$1,062
Service cost	—	—
Interest cost	—	44
Curtailment and settlement	—	—
Actuarial loss (gain)	—	18
Benefits paid	(1,046)	(78)
Projected benefit obligation, end of year	$—	$1,046
Change in plan assets:
Plan assets at fair value, beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	—	78
Benefits paid	—	(78)
Plan assets at fair value, end of year	$—	$—
Weighted average assumptions used in determining the benefit obligation and net pension costs as of September 30, 2017 and 2016, (in actual dollars) were as follows:

	2017	2016
Benefit obligation actuarial assumptions:
Discount Rate	N/A	N/A
Rate of compensation increase	N/A	N/A
Net pension cost actuarial assumption
Discount rate	N/A	4.25%
Expected long-term rate of return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A
Amounts recognized in consolidated balance sheets as of September 30:

	2017	2016
Pension obligation	$—	$1,046

Prior service cost	$—	$—
Net loss (gain)	—	—
Total accumulated other comprehensive income, before tax	$—	$—

NOTE 13 - STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of September 30, 2017, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. As of September 30, 2017, 284,778 options had been granted to eligible participants.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under the Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of September 30, 2017, 69,660 restricted shares under this plan were granted. As of September 30, 2017, 173,000 options had been granted to eligible participants.
Restricted shares granted to date under these plans were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date. Options granted to date under these plans vest pro rata over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan were $83 and $46 for the years ended September 30, 2017 and 2016, respectively.
Restricted Common Stock Awards

	2017		2016
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	23,159	$9.59	46,857	$7.59
Granted	25,569	13.53	11,591	10.98
Vested	(6,350)	8.88	(13,127)	7.17
Forfeited	—	—	(22,162)	7.54
Unvested and outstanding at end of year	42,378	$12.07	23,159	$9.59
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation from both plans for the years ended September 30, 2017 and 2016 was $31 and $33, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2017
Outstanding at beginning of year	140,706	$8.67
Granted	23,000	13.75
Exercised	(14,100)	8.27
Forfeited or expired	(3,000)	11.00
Outstanding at end of year	146,606	$9.45	6.68
Exercisable at end of year	57,712	$7.70	3.89	$361
Fully vested and expected to vest	146,606	$9.45	6.68	$659
2016
Outstanding at beginning of year	171,737	$7.46
Granted	55,000	10.00
Exercised	(43,515)
Forfeited or expired	(42,516)
Outstanding at end of year	140,706	$8.67	7.22
Exercisable at end of year	49,520	$7.27	4.09	$194
Fully vested and expected to vest	140,706	$8.67	7.22	$354
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2017	2016
Intrinsic value of options exercised	$69	$131
Cash received from options exercised	$114	$290
Tax benefit realized from options exercised	$—	$—
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2017	2016
Dividend yield	1.16%	1.02%
Risk-free interest rate	2.2%	1.7%
Weighted average expected life (years)	10	10
Expected volatility	2.4%	5.0%

NOTE 14 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	2017	2016
Current tax provision
Federal	$572	$683
State	117	131
	689	814
Deferred tax provision (benefit)
Federal	535	406
State	99	66
	634	472
Total	$1,323	$1,286
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	2017		2016
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$1,299	34.00%	$1,312	34.00%
State income taxes net of federal	216	5.64%	197	5.10%
Tax exempt interest	(229)	(5.98)%	(166)	(4.26)%
Other	37	0.96%	(57)	(1.51)%
Total	$1,323	34.62%	$1,286	33.33%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 30, 2017 and September 30, 2016, respectively:

	2017	2016
Deferred tax assets:
Allowance for loan losses	$2,347	$2,377
Deferred loan costs/fees	51	77
Director/officer compensation plans	90	299
Net unrealized loss on securities available for sale	178	—
Economic performance accruals	—	131
Other real estate	304	—
Deferred revenue	143	—
Loan Discounts	1,450	—
Other	100	177
Deferred tax assets	$4,663	$3,061
Deferred tax liabilities:
Office properties and equipment	(1,039)	(291)
Federal Home Loan Bank stock	(128)	—
Core Deposit Intangible	(1,628)	—
Other real estate	(114)	—
Net unrealized gain on securities available for sale	—	(409)
Prepaid expenses	(147)	—
Mortgage servicing rights	(685)	—
Other acquired intangibles	(264)	—
Other	—	(98)
Deferred tax liabilities	(4,005)	(798)
Net deferred tax assets	$658	$2,263
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies,” above. At September 30, 2017 and September 30, 2016, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of September 30, 2017, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2014 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the twelve months ended September 30, 2017 and 2016, the Company recognized penalties and interest expense in the amount of $0 and $24, respectively, related to income tax issues which is included in other noninterest expense in its consolidated statements of operations. The Company had a recorded liability of $11 and $24, which is included in other liabilities in its consolidated balance sheets, for the payment of interest and penalties related to income tax issues as of September 30, 2017 and 2016, respectively.

NOTE 15 – FAIR VALUE ACCOUNTING
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
Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of September 30, 2017 and 2016.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Investment securities:
U.S. government agency obligations	$18,041	$—	$18,041	$—
Obligations of states and political
subdivisions	35,795	—	35,795	—
Mortgage-backed securities	36,474	—	36,474	—
Equity securities	230	—	230	—
Corporate debt securities	5,343	—	5,343	—
Total	$95,883	$—	$95,883	$—
September 30, 2016
Investment securities:
U.S. government agency obligations	$16,407	$—	$16,407	$—
Obligations of states and political
subdivisions	34,012	—	34,012	—
Mortgage-backed securities	29,247	—	29,247	—
Equity securities	81	—	81	—
Trust Preferred Securities	376	—	—	376
Total	$80,123	$—	$79,747	$376

The following table presents additional information about the security available for sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended September 30, 2017 and 2016:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available for sale	2017	2016
Balance, beginning of year	$376	$—
Payments received	(500)	—
Total gains or losses (realized/unrealized)
Included in earnings	124	—
Included in other comprehensive income	—	—
Transfers in and/or out of Level 3	—	376
Balance, end of year	$—	$376
There were no transfers in or out of Level 1 and Level 2 fair value measurements during the years ended September 30, 2017 and 2016. The trust preferred security discussed below, which was obtained as part of the CBN acquisition, was the only security transferred into or out of Level 3 during the same periods. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended September 30, 2017 and 2016, respectively.
The Level 3 securities at September 30, 2016, consisted of one private placement collateralized debt obligation security, backed by trust preferred securities. The market for this security was not active, and markets for similar securities were equally inactive. The new issue market was also inactive and there were very few market participants willing or able to transact for these securities. In June 2017, this security was called.
Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of September 30, 2017 and 2016:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Foreclosed and repossessed assets, net	$6,017	$—	$—	$6,017
Impaired loans with allocated allowances	1,490	—	—	1,490
Mortgage servicing rights	1,951			1,951
Total	$9,458	$—	$—	$9,458
September 30, 2016
Foreclosed and repossessed assets, net	$776	$—	$—	$776
Impaired loans with allocated allowances	2,412	—	—	2,412
Total	$3,188	$—	$—	$3,188
The fair value of impaired loans referenced above was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting impaired loans.
The fair value of foreclosed and repossessed assets referenced above was determined by obtaining market price valuations from independent third parties wherever such quotes were available for other collateral owned. The Company utilized independent third party appraisals to support the Company’s estimates and judgments in determining fair value for other real estate owned. At September 30, 2017, acquired real estate owned property included $3,094 contract for deed loans paying according to contract terms.
The fair value of mortgage servicing rights referenced above was determined based on a third party discounted cash flow analysis utilizing both observable and unobservable inputs.
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
September 30, 2017.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
September 30, 2017
Foreclosed and repossessed assets, net	$6,017	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$1,490	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$1,951	Discounted cash flows	Discount rates	9.5% - 12.5%
September 30, 2016
Foreclosed and repossessed assets, net	$776	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,412	Appraisal value	Estimated costs to sell	10 - 15%

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
Loans Receivable, net (carried at cost)
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN and WFC acquisition approximates the fair value of the loans at September 30, 2017. The fair value of loans is considered to be a level 3 measurement.

Loans Held for Sale
Fair values are based on quoted market prices of similar loans sold on the secondary market.
Mortgage Servicing Rights
Fair values are estimated using discounted cash flows based on current market rates and conditions.
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

Foreclosed Assets (carried at fair value)
Foreclosed assets are the only non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less cost to sell. At foreclosure or repossession, if the fair value, less estimated costs to sell, of the collateral acquired (real estate, vehicles, equipment) is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALL. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held-for-sale is estimated using Level 3 inputs based on observable market data.
Accrued Interest Receivable and Payable (carried at cost)
Due to their short-term nature, the carrying amounts of accrued interest receivable and payable are considered to be a reasonable estimate of fair value and represents a level 1 measurement.
Deposits (carried at cost)
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of fixed rate certificate accounts acquired through the CBN and WFC acquisition approximates the fair value of the loans at September 30, 2017 and represents a level 3 measurement.
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company's financial instruments as of the dates indicated below were as follows:

		September 30, 2017		September 30, 2016
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$41,677	$41,677	$10,046	$10,046
Interest-bearing deposits	(Level I)	8,148	8,143	745	760
Securities available for sale "AFS"	See above	95,883	95,883	80,123	80,123
Securities held to maturity "HTM"	(Level II)	5,453	5,605	6,669	6,944
Non-marketable equity securities, at cost	(Level II)	7,292	7,292	5,034	5,034
Loans receivable, net	(Level III)	727,053	737,119	568,371	585,679
Loans held for sale	(Level II)	2,334	2,334	—	—
Mortgage servicing rights	(Level III)	1,886	1,951	—	—
Accrued interest receivable	(Level I)	3,291	3,291	2,032	2,032
Financial liabilities:
Deposits	(Level III)	$742,504	$746,025	$557,677	$561,919
Federal Home Loan Bank advances	(Level III)	90,000	89,998	59,291	59,557
Other borrowings	(Level I)	30,319	30,319	11,000	11,000
Other liabilities	(Level I)	4,131	4,131	3,353	3,353
Accrued interest payable	(Level I)	227	227	122	122

NOTE 16—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share for the last three fiscal years is as follows:

	2017	2016
Basic
Net income attributable to common shareholders	$2,499	$2,573
Weighted average common shares outstanding	5,361,843	5,241,458
Basic earnings per share	$0.47	$0.49
Diluted
Net income attributable to common shareholders	$2,499	$2,573
Weighted average common shares outstanding	5,361,843	5,241,458
for basic earnings per share
Add: Dilutive stock options outstanding	16,517	15,846
Average shares and dilutive potential common shares	5,378,360	5,257,304
Diluted earnings per share	$0.46	$0.49
Additional common stock option shares that have not been included due to their antidilutive effect	22,000	38,000

NOTE 17 – OTHER COMPREHENSIVE INCOME
The following table shows the tax effects allocated to each component of other comprehensive income for the years ended September 30, 2017 and 2016:

	2017			2016
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized (losses) gains on securities:
Net unrealized (losses) gains arising during the period	$(1,580)	632	$(948)	$1,375	$(550)	$825
Less: reclassification adjustment for gains included in net income	111	(44)	67	63	(25)	38
Defined benefit plans:
Amortization of unrecognized prior service costs and net losses	—	—	—	(58)	23	(35)
Other comprehensive (loss) income	$(1,469)	$588	$(881)	$1,380	$(552)	$828
The changes in the accumulated balances for each component of other comprehensive income (loss) for the years ended September 30, 2017 and 2016 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Comprehensive Income (Loss)
Balance, October 1, 2015	$(249)	$35	$(214)
Current year-to-date other comprehensive income, net of tax	863	(35)	828
Ending balance, September 30, 2016	$614	$—	$614
Current year-to-date other comprehensive loss, net of tax	(881)	—	(881)
Ending balance, September 30, 2017	$(267)	$—	$(267)
Reclassifications out of accumulated other comprehensive income for the twelve months ended September 30, 2017 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$111		Net gain on sale of available for sale securities
Tax effect	(44)		Provision for income taxes
Total reclassifications for the period	$67		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.
Reclassifications out of accumulated other comprehensive income for the twelve months ended September 30, 2016 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$63		Net gain on sale of available for sale securities
Tax effect	(25)		Provision for income taxes
Total reclassifications for the period	$38		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

NOTE 18—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

The following condensed balance sheets as of September 30, 2017 and 2016, and condensed statements of operations and cash flows for each of the years in the two-year period ended September 30, 2017, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

CONDENSED BALANCE SHEETS
September 30,

	2017	2016
ASSETS
Cash and cash equivalents	$5,716	$3,514
Investments	1,242	—
Other assets	5	—
Investment in subsidiary	97,105	72,079
Total assets	$104,068	$75,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other borrowings	$30,319	$11,000
Other liabilities	266	49
Total liabilities	30,585	11,049
Total stockholders’ equity	73,483	64,544
Total liabilities and stockholders’ equity	$104,068	$75,593
STATEMENTS OF OPERATIONS

	2017	2016
Dividend income from bank subsidiary	$12,500	$3,419
Interest Income	(1)	—
Interest expense	594	143
Expenses—other	1,376	306
Total expenses	1,969	449
Income before provision for income taxes and equity in
undistributed net income of subsidiary	10,531	2,970
Benefit for income taxes	602	176
Income before equity in undistributed net income (loss) of
subsidiary	11,133	3,146
Equity in undistributed net gain of subsidiary	(8,634)	(573)
Net income	$2,499	$2,573

STATEMENTS OF CASH FLOWS

	2017	2016
Change in cash and cash equivalents:
Cash flows from operating activities:
Net income	$2,499	$2,573
Stock based compensation expense	31	33
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(3,866)	(2,846)
Increase in other liabilities	216	49
Net cash used in operating activities	(1,120)	(191)
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits	249	—
Cash consideration paid in business combination	(27,716)	—
Net cash used in investing activities	(27,467)	—
Cash flows from financing activities:
Increase in other borrowings to fund business combination	19,620	—
Equity costs to fund business combination	(259)	—
Decrease in other borrowings	(306)	—
Repurchase shares of common stock	(16)	—
Surrendered vested shares of common stock	(22)	(50)
Exercise of common stock options	114	289
Cash dividend from Bank to Holding Company	12,500	3,419
Cash dividends paid	(842)	(629)
Net cash provided by financing activities	30,789	3,029
Net increase in cash and cash equivalents	2,202	2,838
Cash and cash equivalents at beginning of year	3,514	676
Cash and cash equivalents at end of year	$5,716	$3,514
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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2017, under the supervision and with the participation of the Company's management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and

Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at reaching a level of reasonable assurance.
The report of management required under Item 9A is included under Item 8 of this report along with the Company's consolidated financial statements under the heading “Report by Citizens Community Bancorp, Inc.’s Management on Internal Control over Financial Reporting” and is incorporated herein by reference.
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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations”, “Audit Committee Matters – Audit Committee Financial Expert”, and “Corporate Governance Matters – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2018.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following three outside independent directors: David Westrate (Chairman), Richard McHugh and Brian Schilling.

ITEM 11. EXECUTIVE COMPENSATION
The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2018.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2018.
Equity Compensation Plan Information
The following table sets forth information as of September 30, 2017, with respect to compensation plans under which shares of common stock were issued or available to be issued:

	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Common Shares Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by security holders	146,606	$9.45	354,945
Equity compensation plans not approved by security holders	—	—	—
Total	146,606	$9.45	354,945

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2018.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:
Report of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP)
Consolidated Balance Sheets as of September 30, 2017 and 2016
Consolidated Statements of Operations for the Years Ended September 30, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended September 30, 2017 and 2016
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or has otherwise been included in the financial statements or notes hereto.
(a)(3) Exhibits

2.1
Plan and Agreement of Merger by and among Citizens Community Federal N.A., Old Murry Bancorp, Inc. and Community Bank of Northern Wisconsin dated February 10, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-33003)).

2.2
Agreement and Plan of Merger between Citizens Community Bancorp, Inc. and Wells Financial Corp. dated as of March 17, 2017 (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on March 17, 2017 (File No. 001-3303)).

3.1
Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933).

3.2
Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33003)).

3.3
Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)

3.4	Amendment to the Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated December 20, 2013, filed on December 26, 2013 (file No. 001-33003)).
4.1
Subordinated Note Purchase Agreement between Citizens Community Bancorp, Inc. and EJF Debt Opportunities Master Fund, LP dated May 30, 2017 (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on May 31, 2017 (File No. 001-33003)).

4.2	Form of Subordinated Note (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed on May 31, 2017 (File No. 001-33003)).
10.1+
Citizens Community Bancorp, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933).

10.2+
Citizens Community Bancorp, Inc. 2004 Recognition and Retention Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933).

10.3+
Citizens Community Bancorp, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit10.2 to the Company’s Registration Statement on Form SB-2 filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933).

10.4
Citizens Community Bancorp, Inc. Tax Allocation Agreement (incorporated by reference to Exhibit 10.e to the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-50585)).

10.5+
Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on August 28, 2013 (File No. 333-190877)).

10.6+
Employment Agreement by and between Edward H. Schaefer and Citizens Community Federal dated effective as of October 28, 2013 (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed on November 1, 2013 (File No. 001-33003)).

10.7+
Employment Agreement by and between Mark C. Oldenberg and Citizens Community Federal dated effective as of October 28, 2013 (incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K filed on November 1, 2013 (File No. 001-33003)).

10.8+
Form of Restricted Stock Grant Agreement under the Citizens Community Bancorp, Inc. 2004 Recognition and Retention Plan (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 (File No. 001-3303)).

10.9+
Form of Incentive Stock Option Agreement under the Citizens Community Bancorp, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 (File No. 001-3303)).

10.10
Form of Restricted Stock Grant Agreement under the Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan (incorporated by referent to Exhibit 10.12 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2014 (File No. 001-33003)).

10.11+
Form of Stock Option Agreement under the Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan (incorporated by referent to Exhibit 10.13 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2014 (File No. 001-33003)).

10.12+
First Amendment to Employment Agreement by and between Edward H. Schaefer and Citizens Community Federal dated as of March 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 6, 2015 (File No. 001-33003)).

10.13+
First Amendment to Employment Agreement by and between Mark C. Oldenberg and Citizens Community Federal dated as of March 3, 2015 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on March 6, 2015 (File No. 001-33003)).

10.14
Loan Agreement between Citizens Community Bancorp, Inc. and First Tennessee Bank National Association dated May 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 18, 2016 (File No. 001-33003)).

10.15
Pledge and Security Agreement between Citizens Community Bancorp, Inc. and First Tennessee Bank National Association dated May 16, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on May 18, 2016 (File No. 001-33003)).

10.16
Amended and Restated Loan Agreement by and between Citizens Community Bancorp, Inc. and First Tennessee Bank National Association dated September 30, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2016 (File No. 001-33003)).

10.17
Amended and Restated Pledge and Security Agreement by and between Citizens Community Bancorp, Inc. and First Tennessee Bank National Association dated September 30, 2016 (incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2016 (File No. 001-33003)).

10.18+
Employment Agreement by and between Citizens Community Federal N.A., Citizens Community Bancorp, Inc. and Mark C. Oldenberg entered into on October 4, 2016 with an effective date of January 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on October 6, 2016 (File No. 001-33003)).

10.19+
Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A. and Stephen Bianchi, dated May 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 26, 2017 (File No. 001-33003)).

10.20
Second Amended and Restated Loan Agreement with First Tennessee, National Association dated May 30, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 31, 2017 (File No. 001-33003)).

10.21
Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A. and James S. Broucek, effective as of October 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 18, 2017 (File No. 001-33003)).

10.22
Separation Agreement by and between Citizens Community Federal, N.A. and Mark C. Oldenberg, dated October 17, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on October 18, 2017 (File No. 001-33003)).

14
Citizens Community Bancorp, Inc. Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2010 (File No. 001-3303)).

21	Subsidiaries of the Company as of September 30, 2017 (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP) (filed herewith).
31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer (filed herewith).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: December 13, 2017	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: December 13, 2017	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 13, 2017	By:	/s/ Richard McHugh
Richard McHugh Chairman of the Board

Date: December 13, 2017	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi Chief Executive Officer (Principal Executive Officer)

Date: December 13, 2017	By:	/s/ Michael L. Swenson
Michael L. Swenson Director

Date: December 13, 2017	By:	/s/ James R. Lang
James R. Lang Director

Date: December 13, 2017	By:	/s/ Brian R. Schilling
Brian R. Schilling Director and Treasurer

Date: December 13, 2017	By:	/s/ David B. Westrate
David B. Westrate Director

Date: December 13, 2017	By:	/s/ Timothy A. Nettesheim
Timothy A. Nettesheim Director

Date: December 13, 2017	By:	/s/ Francis E. Felber
Francis E. Felber Director

Date: December 13, 2017	By:	/s/ James S. Broucek
James S. Broucek Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)