Form 10-Q
period 2017-12-31
Citizens Community Bancorp Inc.
filed 2018-02-13
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At February 13, 2018 there were 5,902,481 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
December 31, 2017

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
December 31, 2017 (unaudited) and September 30, 2017
(derived from audited financial statements)
(in thousands, except share data)

	December 31, 2017	September 30, 2017
Assets
Cash and cash equivalents	$47,215	$41,677
Other interest-bearing deposits	7,155	8,148
Securities available for sale "AFS"	96,548	95,883
Securities held to maturity "HTM"	5,227	5,453
Non-marketable equity securities, at cost	8,151	7,292
Loans receivable	730,918	732,995
Allowance for loan losses	(5,859)	(5,942)
Loans receivable, net	725,059	727,053
Loans held for sale	2,179	2,334
Mortgage servicing rights	1,866	1,886
Office properties and equipment, net	8,517	9,645
Accrued interest receivable	3,189	3,291
Intangible assets	5,287	5,449
Goodwill	10,444	10,444
Foreclosed and repossessed assets, net	7,031	6,017
Other assets	15,164	16,092
TOTAL ASSETS	$943,032	$940,664

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$741,069	$742,504
Federal Home Loan Bank advances	94,000	90,000
Other borrowings	29,899	30,319
Other liabilities	3,610	4,358
Total liabilities	868,578	867,181

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000, 5,883,603 and 5,888,816 shares issued and outstanding, respectively	59	59
Additional paid-in capital	63,348	63,383
Retained earnings	12,104	10,764
Unearned deferred compensation	(391)	(456)
Accumulated other comprehensive (loss) income	(666)	(267)
Total stockholders’ equity	74,454	73,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$943,032	$940,664
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended December 31, 2017 and 2016
(in thousands, except per share data)

	Three Months Ended
	December 31, 2017	December 31, 2016
Interest and dividend income:
Interest and fees on loans	$8,721	$6,530
Interest on investments	691	418
Total interest and dividend income	9,412	6,948
Interest expense:
Interest on deposits	1,202	1,119
Interest on FHLB borrowed funds	261	173
Interest on other borrowed funds	422	99
Total interest expense	1,885	1,391
Net interest income before provision for loan losses	7,527	5,557
Provision for loan losses	100	—
Net interest income after provision for loan losses	7,427	5,557
Non-interest income:
Net gains on sale of available for sale securities	—	29
Service charges on deposit accounts	460	398
Loan fees and service charges	776	533
Settlement proceeds	—	—
Other	703	283
Total non-interest income	1,939	1,243
Non-interest expense:
Compensation and benefits	3,555	2,604
Occupancy	705	1,068
Office	438	281
Data processing	704	472
Amortization of intangible assets	162	43
Amortization of mortgage servicing rights	90	—
Advertising, marketing and public relations	149	63
FDIC premium assessment	142	83
Professional services	688	401
Other	510	378
Total non-interest expense	7,143	5,393
Income before provision for income taxes	2,223	1,407
Provision for income taxes	883	467
Net income attributable to common stockholders	$1,340	$940
Per share information:
Basic earnings	$0.23	$0.18
Diluted earnings	$0.23	$0.18
Cash dividends paid	$—	$—
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Three months ended December 31, 2017 and 2016
(in thousands, except per share data)

	Three Months Ended
	December 31, 2017	December 31, 2016
Net income attributable to common stockholders	$1,340	$940
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized losses arising during period	(399)	(1,683)
Reclassification adjustment for gains included in net income	—	17
Other comprehensive loss	(399)	(1,666)
Comprehensive gain (loss)	$941	$(726)
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended December 31, 2017
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2017	5,888,816	$59	$63,383	$10,764	$(456)	$(267)	$73,483
Net income				1,340			1,340
Other comprehensive loss, net of tax						(399)	(399)
Forfeiture of unvested shares	(10,410)		(104)		104		—
Surrender of restricted shares of common stock	—		—				—
Common stock awarded under the equity incentive plan	4,000		55		(55)		—
Common stock repurchased	—		—				—
Common stock options exercised	1,250		9				9
Common stock canceled/retired Wells ESOP	(53)		(1)				(1)
Stock option expense			6				6
Amortization of restricted stock					16		16
Cash dividends ($0.16 per share)				—			—
Balance, December 31, 2017	5,883,603	$59	$63,348	$12,104	$(391)	$(666)	$74,454
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended December 31, 2017 and 2016
(in thousands, except per share data)

	Three Months Ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net income attributable to common stockholders	$1,340	$940
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	209	244
Depreciation	235	282
Provision for loan losses	100	—
Net realized gain on sale of securities	—	(29)
Amortization of intangible assets	162	43
Amortization of restricted stock	16	16
Stock based compensation expense	6	8
Loss on sale of office properties	—	2
Provision for deferred income taxes	—	412
Net loss from disposals of foreclosed properties	13	10
Decrease (increase) in accrued interest receivable and other assets	250	(3,859)
Increase (decrease) in other liabilities	435	(368)
Total adjustments	1,426	(3,239)
Net cash provided by (used in) operating activities	2,766	(2,299)
Cash flows from investing activities:
Purchase of investment securities	(3,311)	(15,739)
Net decrease in interest-bearing deposits	993	—
Proceeds from sale of securities available for sale	—	10,644
Principal payments on investment securities	2,009	1,525
Proceeds from sale of non-marketable equity securities	56	—
Purchase of non-marketable equity securities	(915)	(331)
Proceeds from sale of foreclosed properties	542	270
Net decrease in loans	1,795	24,820
Net capital expenditures	(550)	(118)
Net cash received from sale of office properties	—	7
Net cash provided by investing activities	619	21,078
Cash flows from financing activities:
Net increase in Federal Home Loan Bank advances	4,000	14,200
Decrease in other borrowings	(420)	—
Net decrease in deposits	(1,435)	(22,565)
Exercise of common stock options	9	—
Common stock canceled/retired Wells ESOP	(1)	—
Repurchase shares of common stock	—	(16)
Net cash provided by (used in) financing activities	2,153	(8,381)
Net increase in cash and cash equivalents	5,538	10,398
Cash and cash equivalents at beginning of period	41,677	10,046
Cash and cash equivalents at end of period	$47,215	$20,444

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$1,245	$1,091
Interest on borrowings	$577	$264
Income taxes	$—	$2
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$125	$288
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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers in Wisconsin, Minnesota and Michigan through 21 branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one to four family residential mortgages.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date as of December 31, 2017 and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
On August 18, 2017, the Company completed its merger with Wells Financial Corporation ("WFC"), pursuant to the merger agreement, dated March 17, 2017. At that time, the separate corporate existence of WFC ceased, and the Company survived the merger. In connection with the merger, the Company caused Wells Federal Bank to merge with and into the Bank, with the Bank surviving the merger. The merger expands the Bank's market share in Mankato and southern Minnesota, and added seven branch locations along with expanded services through Wells Insurance Agency, Inc.
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
Use of Estimates – Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets, stock-based compensation and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include, but are not limited to: those items described under the caption, "Risk Factors" in Item 1A of the annual report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 13, 2017, external market factors such as market interest rates and unemployment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.

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
Loans – Loans that management has the intent and ability to hold for the foreseeable future, until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, and net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance of these loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Delinquency fees are recognized into income when chargeable, assuming collection is reasonably assured.
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

Mortgage Servicing Rights- Mortgage servicing rights ("MSR") assets initially arose as a result of the WFC merger. WFC had retained the right to service certain loans sold in the secondary market. The Company continues to sell loans to investors in the secondary market and generally retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed at least annually for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations.

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

Acquired Loans -Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

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

Goodwill and other intangible assets-The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, "Intangibles - Goodwill and Other." The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2017 which is related to its banking activities. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of September 30, 2017.
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
The Tax Cuts and Jobs Act of 2017 ("the Tax Act"), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we have made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. The increase was partially offset by an approximately $135 reduction in income tax expense due to a lower corporate tax rate.
Provisional amounts. Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amounts recorded related to the re-measurement of our deferred tax balance was $275.
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
In June, 2016 the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the excepted credit losses on financial instruments and other commitments to extend credit. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has not yet evaluated the potential effects of adopting ASU 2016-13 on the Company’s consolidated results of operations, financial position or cash flows. The Company has not yet evaluated the potential effects of adopting ASU 2016-13 on the Company's consolidated results of operations, financial position or cash flows.
In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 is intended to address certain specific issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition with respect to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” For public entities, ASU 2016-12 and ASU 2014-09 are effective on a retrospective basis for the annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. Based on our evaluation under the current guidance, we estimate that substantially all of our interest income and non-interest income will not be impacted by the adoption of these standards, because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP, or the anticipated revenue recognition outcomes with the adoption of these standards will likely be similar to our current revenue recognition practices. The company evaluated certain non-interest revenue streams, including deposit related fees, service charges and interchange fees, to determine the potential impact of the guidance on the Company's consolidated financial statements. The Company is expected to use the modified retrospective method for transition, in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented. The Company expects additional financial statement disclosures of non-interest income revenue streams and associated internal controls to be implemented along with the adoption of these standards. In addition, we are reviewing our business processes, systems and controls to support recognition and disclosures under the new standard. The Company expects that the adoption of ASUs 2016-12 and 2014-09 will have no material effect on the Company's consolidated results of operations, financial position or cash flows.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify certain areas of share-based payment transaction accounting, including the income tax consequences, equity or liability classification of certain share awards, and classification on the statement of cash flows. ASU 2016-09 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company expects the adoptions of ASU 2016-09 to have no material effect on the Company's results of operations, financial position or cash flows.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company has not yet evaluated the impact of ASU 2016-02 on the Company's results of operations, financial position or cash flows.
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of December 31, 2017 and September 30, 2017, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
U.S. government agency obligations	$18,098	$19	$526	$17,591
Obligations of states and political subdivisions	35,519	135	240	35,414
Mortgage-backed securities	38,490	79	549	38,020
Agency securities	147	89	2	234
Corporate debt securities	5,393	—	104	5,289
Total available for sale securities	$97,647	$322	$1,421	$96,548

September 30, 2017
U.S. government agency obligations	$18,454	$35	$448	$18,041
Obligations of states and political subdivisions	35,656	270	131	35,795
Mortgage-backed securities	36,661	124	311	36,474
Agency Securities	147	83	—	230
Corporate debt securities	5,410	—	67	5,343
Total available for sale securities	$96,328	$512	$957	$95,883

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Obligations of states and political subdivisions	$1,310	$1	$2	$1,309
Mortgage-backed securities	3,917	100	5	4,012
Total held to maturity securities	$5,227	$101	$7	$5,321

September 30, 2017
Obligations of states and political subdivisions	$1,311	$17	$—	$1,328
Mortgage-backed securities	4,142	136	1	4,277
Total held to maturity securities	$5,453	$153	$1	$5,605
As of December 31, 2017, the Bank has pledged U.S. Government Agency with a market value of $2,500 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of December 31, 2017, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2017, the Bank has pledged U.S. Government Agency securities with a market value of $7,421 and mortgage-backed securities with a market value of $18,836 as collateral against specific municipal deposits.

The estimated fair value of securities at December 31, 2017 and September 30, 2017, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	December 31, 2017		September 30, 2017
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$299	$299	$160	$160
Due after one year through five years	15,377	15,291	15,008	15,056
Due after five years through ten years	30,427	29,983	30,586	30,330
Due after ten years	12,907	12,721	13,766	13,633
	$59,010	$58,294	$59,520	$59,179
Mortgage backed securities	38,490	38,020	36,661	36,474
Securities without contractual maturities	147	234	147	230
Total available for sale securities	$97,647	$96,548	$96,328	$95,883

	December 31, 2017		September 30, 2017
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,310	$1,309	$1,311	$1,328
Mortgage backed securities	3,917	4,012	4,142	4,277
Total held to maturity securities	$5,227	$5,321	$5,453	$5,605

Securities with unrealized losses at December 31, 2017 and September 30, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2017
U.S. government agency obligations	$3,952	$35	$10,976	$491	$14,928	$526
Obligations of states and political subdivisions	17,702	168	3,043	72	20,745	240
Mortgage backed securities	21,934	258	9,786	291	31,720	549
Agency securities	41	2	—	—	41	2
Corporate debt securities	5,289	104	—	—	5,289	104
Total	$48,918	$567	$23,805	$854	$72,723	$1,421
September 30, 2017
U.S. government agency obligations	$8,296	$186	$6,932	$262	$15,228	$448
Obligations of states and political subdivisions	8,170	62	3,701	70	11,871	132
Mortgage backed securities	14,167	96	9,753	215	23,920	311
Corporate debt securities	5,343	67	—	—	5,343	67
Total	$35,976	$411	$20,386	$547	$56,362	$958

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2017
Obligations of states and political subdivisions	$1,133	$1	$140	$1	$1,273	$2
Mortgage-backed securities	368	5	—	—	368	5
Total	$1,501	$6	$140	$1	$1,641	$7
September 30, 2017
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	406	1	—	—	406	1
Total	$406	$1	$—	$—	$406	$1

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

Below is a summary of originated and acquired loans by type and risk rating as of December 31, 2017:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$126,364	$—	$2,032	$—	$—	$128,396
Purchased HELOC loans	16,968	—	—	—	—	16,968
Commercial/Agricultural real estate:
Commercial real estate	110,614	48	153	—	—	110,815
Agricultural real estate	11,019	483	78	—	—	11,580
Multi-family real estate	30,722	—	146	—	—	30,868
Construction and land development	12,682	—	—	—	—	12,682
Consumer non-real estate:
Originated indirect paper	79,290	8	194	—	—	79,492
Purchased indirect paper	26,210	—	—	—	—	26,210
Other Consumer	14,386	—	79	—	—	14,465
Commercial/Agricultural non-real estate:
Commercial non-real estate	39,498	—	96	—	—	39,594
Agricultural non-real estate	11,004	708	937	—	—	12,649
Total originated loans	$478,757	$1,247	$3,715	$—	$—	$483,719
Acquired Loans:
Residential real estate:
One to four family	$90,183	$761	$1,737	$—	$—	$92,681
Commercial/Agricultural real estate:
Commercial real estate	55,831	1,737	3,260	—	—	60,828
Agricultural real estate	47,860	628	4,959	—	—	53,447
Multi-family real estate	1,497	—	211	—	—	1,708
Construction and land development	6,615	—	541	—	—	7,156
Consumer non-real estate:
Other Consumer	4,710	—	67	—	—	4,777
Commercial/Agricultural non-real estate:
Commercial non-real estate	17,272	423	1,534	—	—	19,229
Agricultural non-real estate	10,944	25	92	—	—	11,061
Total acquired loans	$234,912	$3,574	$12,401	$—	$—	$250,887
Total Loans:
Residential real estate:
One to four family	$216,547	$761	$3,769	$—	$—	$221,077
Purchased HELOC loans	16,968	—	—	—	—	16,968
Commercial/Agricultural real estate:
Commercial real estate	166,445	1,785	3,413	—	—	171,643
Agricultural real estate	58,879	1,111	5,037	—	—	65,027
Multi-family real estate	32,219	—	357	—	—	32,576
Construction and land development	19,297	—	541	—	—	19,838
Consumer non-real estate:
Originated indirect paper	79,290	8	194	—	—	79,492
Purchased indirect paper	26,210	—	—	—	—	26,210
Other Consumer	19,096	—	146	—	—	19,242
Commercial/Agricultural non-real estate:
Commercial non-real estate	56,770	423	1,630	—	—	58,823
Agricultural non-real estate	21,948	733	1,029	—	—	23,710
Gross loans	$713,669	$4,821	$16,116	$—	$—	$734,606
Less:
Unearned net deferred fees and costs and loans in process						1,252
Unamortized discount on acquired loans						(4,940)
Allowance for loan losses						(5,859)
Loans receivable, net						$725,059

Below is a summary of originated loans by type and risk rating as of September 30, 2017:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$130,837	$—	$1,543	$—	$—	$132,380
Purchased HELOC loans	18,071	—	—	—	—	18,071
Commercial/Agricultural real estate:
Commercial real estate	96,953	49	153	—	—	97,155
Agricultural real estate	10,051	497	80	—	—	10,628
Multi-family real estate	24,338	—	148	—	—	24,486
Construction and land development	12,399	—	—	—	—	12,399
Consumer non-real estate:
Originated indirect paper	85,330	8	394	—	—	85,732
Purchased indirect paper	29,555	—	—	—	—	29,555
Other Consumer	14,361	—	135	—	—	14,496
Commercial/Agricultural non-real estate:
Commercial non-real estate	35,102	—	96	—	—	35,198
Agricultural non-real estate	10,798	708	987	—	—	12,493
Total originated loans	$467,795	$1,262	$3,536	$—	$—	$472,593
Acquired Loans:
Residential real estate:
One to four family	$94,932	$873	$1,378	$—	$—	$97,183
Commercial/Agricultural real estate:
Commercial real estate	57,795	1,814	3,198	—	—	62,807
Agricultural real estate	51,516	266	5,592	—	—	57,374
Multi-family real estate	1,519	—	223	—	—	1,742
Construction and land development	6,739	—	570	—	—	7,309
Consumer non-real estate:
Other Consumer	6,130	—	42	—	—	6,172
Commercial/Agricultural non-real estate:
Commercial non-real estate	18,257	372	1,424	—	—	20,053
Agricultural non-real estate	11,259	28	93	—	—	11,380
Total acquired loans	$248,147	$3,353	$12,520	$—	$—	$264,020
Total Loans:
Residential real estate:
One to four family	$225,769	$873	$2,921	$—	$—	$229,563
Purchased HELOC loans	18,071	—	—	—	—	18,071
Commercial/Agricultural real estate:
Commercial real estate	154,748	1,863	3,351	—	—	159,962
Agricultural real estate	61,567	763	5,672	—	—	68,002
Multi-family real estate	25,857	—	371	—	—	26,228
Construction and land development	19,138	—	570	—	—	19,708
Consumer non-real estate:
Originated indirect paper	85,330	8	394	—	—	85,732
Purchased indirect paper	29,555	—	—	—	—	29,555
Other Consumer	20,491	—	177	—	—	20,668
Commercial/Agricultural non-real estate:
Commercial non-real estate	53,359	372	1,520	—	—	55,251
Agricultural non-real estate	22,057	736	1,080	—	—	23,873
Gross loans	$715,942	$4,615	$16,056	$—	$—	$736,613
Less:
Unearned net deferred fees and costs and loans in process						1,471
Unamortized discount on acquired loans						(5,089)
Allowance for loan losses						(5,942)
Loans receivable, net						$727,053

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
Changes in the ALL by loan type for the periods presented below were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Three Months Ended December 31, 2017:
Allowance for Loan Losses:
Beginning balance, October 1, 2017	$1,458	$2,523	$936	$897	$128	$5,942
Charge-offs	(24)	(1)	(193)	—	—	(218)
Recoveries	13	—	22	—	—	35
Provision	—	75	25	—	—	100
Allowance allocation adjustment	(8)	7	120	(17)	(102)	—
Total Allowance on originated loans	$1,439	$2,604	$910	$880	$26	$5,859
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, December 31, 2017	$1,439	$2,604	$910	$880	$26	$5,859
Allowance for Loan Losses at December 31, 2017:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$223	$—	$27	$49	$—	$299
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,216	$2,604	$883	$831	$26	$5,560
Loans Receivable as of December 31, 2017:						—
Ending balance of originated loans	$145,735	$165,960	$121,033	$52,243	$—	$484,971
Ending balance of purchased credit-impaired loans	570	7,223	—	3,131	—	10,924
Ending balance of other acquired loans	91,028	113,163	4,725	26,107	—	235,023
Ending balance of loans	$237,333	$286,346	$125,758	$81,481	$—	$730,918
Ending balance: individually evaluated for impairment	$5,653	$213	$268	$746	$—	$6,880
Ending balance: collectively evaluated for impairment	$231,680	$286,133	$125,490	$80,735	$—	$724,038

,

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Three months ended December 31, 2016:
Allowance for Loan Losses:
Beginning balance, October 1, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Charge-offs	(43)	—	(172)	—	—	(215)
Recoveries	3	—	61	—	—	64
Provision	—	—	—	—	—	—
Allowance allocation adjustment	(187)	(11)	(17)	19	196	—
Total Allowance on originated loans	$1,812	$1,872	$1,338	$671	$224	$5,917
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, December 31, 2016	$1,812	$1,872	$1,338	$671	$224	$5,917
Allowance for Loan Losses at December 31, 2016:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$399	$—	$46	$32	$—	$477
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,413	$1,872	$1,292	$639	$224	$5,440
Loans Receivable as of December 31, 2016:
Ending balance of originated loans	$149,450	$95,889	$175,250	$30,424	$—	$451,013
Ending balance of purchased credit-impaired loans	256	2,097	4	867	—	3,224
Ending balance of other acquired loans	24,628	53,190	600	16,249	—	94,667
Ending balance of loans	$174,334	$151,176	$175,854	$47,540	$—	$548,904
Ending balance: individually evaluated for impairment	$4,459	$—	$609	$179	$—	$5,247
Ending balance: collectively evaluated for impairment	$169,875	$151,176	$175,245	$47,361	$—	$543,657
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
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. During the first quarter of fiscal 2015, the Board of Directors increased the limit of these purchased consumer loans to a maximum of $50,000. As of December 31, 2017, the balance of these purchased consumer loans was $26,210 compared to $29,555 as of September 30, 2017. As of September 30, 2017, new purchases from this third party have been terminated. The balance in the cash reserve account at December 31, 2017 was $816, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, the Company has not charged off or experienced losses related to the purchased loans.

The weighted average rate earned on these purchased consumer loans was 4.14% as of December 31, 2017. From March 2014 through December 2015, the rate earned for all new loan originations of these purchased consumer loans was 4.00%. As of January 2016, new loans purchased were at an interest rate of 4.25% due to the increase in the Prime Rate.
Loans receivable by loan type as of the end of the periods shown below were as follows:

	Residential Real Estate		Commercial/Agriculture Real Estate Loans		Consumer non-Real Estate		Commercial/Agriculture non-Real Estate		Totals
	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017
Performing loans
Performing TDR loans	$3,076	$3,085	$2,143	$1,890	$157	$167	$561	$88	$5,937	$5,230
Performing loans other	231,539	242,198	281,903	268,619	125,217	131,695	79,195	77,213	717,854	719,725
Total performing loans	234,615	245,283	284,046	270,509	125,374	131,862	79,756	77,301	723,791	724,955

Nonperforming loans (1)
Nonperforming TDR loans	591	593	556	—	9	28	170	—	1,326	621
Nonperforming loans other	2,127	1,758	1,744	3,391	375	447	1,555	1,823	5,801	7,419
Total nonperforming loans	2,718	2,351	2,300	3,391	384	475	1,725	1,823	7,127	8,040
Total loans	$237,333	$247,634	$286,346	$273,900	$125,758	$132,337	$81,481	$79,124	$730,918	$732,995

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s residential real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of December 31, 2017 and September 30, 2017, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
December 31, 2017
Residential real estate:
One to four family	$3,312	$1,174	$1,634	$6,120	$214,957	$221,077	$2,253	$466
Purchased HELOC loans	438	—	—	438	16,530	16,968	—	—
Commercial/Agricultural real estate:
Commercial real estate	1,530	—	103	1,633	170,010	171,643	321	—
Agricultural real estate	589	—	1,331	1,920	63,107	65,027	1,742	—
Multi-family real estate	—	—	146	146	32,430	32,576	146	—
Construction and land development	1,963	438	27	2,428	17,410	19,838	91	—
Consumer non-real estate:
Originated indirect paper	415	19	87	521	78,971	79,492	81	42
Purchased indirect paper	595	316	211	1,122	25,088	26,210	—	211
Other Consumer	199	38	32	269	18,973	19,242	29	20
Commercial/Agricultural non-real estate:
Commercial non-real estate	488	—	96	584	58,239	58,823	1,537	—
Agricultural non-real estate	109	114	91	314	23,396	23,710	188	—
Total	$9,638	$2,099	$3,758	$15,495	$719,111	$734,606	$6,388	$739
September 30, 2017
Residential real estate:
One to four family	$2,811	$393	$1,228	$4,432	$225,131	$229,563	$2,200	$151
Purchased HELOC loans	250	—	—	250	17,821	18,071	—	—
Commercial/Agricultural real estate:
Commercial real estate	332	70	282	684	159,278	159,962	572	—
Agricultural real estate	57	—	2,405	2,462	65,540	68,002	2,723	96
Multi-family real estate	—	—	—	—	26,228	26,228	—	—
Construction and land development	—	—	—	—	19,708	19,708	—	—
Consumer non-real estate:
Originated indirect paper	426	112	123	661	85,071	85,732	74	80
Purchased indirect paper	601	305	221	1,127	28,428	29,555	—	221
Other Consumer	120	79	57	256	20,412	20,668	76	25
Commercial/Agricultural non-real estate:
Commercial non-real estate	75	23	156	254	54,997	55,251	1,618	—
Agricultural non-real estate	757	—	120	877	22,996	23,873	189	16
Total	$5,429	$982	$4,592	$11,003	$725,610	$736,613	$7,452	$589

At December 31, 2017, the Company has identified impaired loans of $24,266, consisting of $7,263 TDR loans, $10,923 purchased credit impaired loans, and $6,080 substandard non-TDR loans, which includes $3,202 of non-PCI acquired loans. The $24,266 total of impaired loans includes $2,631 of performing TDR loans. At September 30, 2017, the Company identified impaired loans of $24,359, consisting of $5,851 TDR loans, $12,035 purchased credit impaired loans, and $6,473 substandard non-TDR loans, which includes $2,387 of non-PCI acquired loans. The $24,359 total of impaired loans includes $5,230 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of December 31, 2017 and September 30, 2017 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With No Related Allowance Recorded:
Residential real estate	$5,338	$5,338	$—	$4,677	$242
Commercial/agriculture real estate	11,703	11,703	—	12,164	6
Consumer non-real estate	127	127	—	280	21
Commercial/agricultural non-real estate	5,305	5,305	—	5,550	8
Total	$22,473	$22,473	$—	$22,671	$277
With An Allowance Recorded:
Residential real estate	$1,556	$1,556	$223	$1,377	$66
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	141	141	28	205	—
Commercial/agricultural non-real estate	96	96	49	60	—
Total	$1,793	$1,793	$300	$1,642	$66
December 31, 2017 Totals:
Residential real estate	$6,894	$6,894	$223	$6,054	$308
Commercial/agriculture real estate	11,703	11,703	—	12,164	6
Consumer non-real estate	268	268	28	485	21
Commercial/agricultural non-real estate	5,401	5,401	49	5,610	8
Total	$24,266	$24,266	$300	$24,313	$343

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2017
With No Related Allowance Recorded:
Residential real estate	$4,015	$4,015	$—	$3,440	$9
Commercial/agriculture real estate	12,626	12,626	—	4,460	2
Consumer non-real estate	433	433	—	340	16
Commercial/agricultural non-real estate	5,795	5,795	—	2,628	11
Total	$22,869	$22,869	$—	$10,868	$38
With An Allowance Recorded:
Residential real estate	$1,198	$1,198	$214	$1,545	$2
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	269	269	65	306	—
Commercial/agricultural non-real estate	23	23	23	101	—
Total	$1,490	$1,490	$302	$1,952	$2
September 30, 2016 Totals:
Residential real estate	$5,213	$5,213	$214	$4,985	$11
Commercial/agriculture real estate	12,626	12,626	—	4,460	2
Consumer non-real estate	702	702	65	646	16
Commercial/agricultural non-real estate	5,818	5,818	23	2,729	11
Total	$24,359	$24,359	$302	$12,820	$40
Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include, but are not limited to, an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 5 delinquent TDRs greater than 60 days past due with a recorded investment of $738 at December 31, 2017, compared to 3 such loans with a recorded investment of $504 at September 30, 2017.
Following is a summary of TDR loans by accrual status as of December 31, 2017 and September 30, 2017. There were no TDR commitments or unused lines of credit as of December 31, 2017.

	December 31, 2017	September 30, 2017
Troubled debt restructure loans:
Accrual status	$5,936	$5,230
Non-accrual status	1,327	621
Total	$7,263	$5,851

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three months ended December 31, 2017 and the year ended September 30, 2017:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended December 31, 2017
TDRs:
Residential real estate	1	$—	$—	$22	$—	$22	$22	$—
Commercial/Agricultural real estate	4	—	410	259	146	815	815	—
Consumer non-real estate	—	—	—	—	—	—	—	—
Commercial/Agricultural non-real estate	4	—	84	471	88	643	643	—
Totals	9	$—	$494	$752	$234	$1,480	$1,480	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Year ended September 30, 2017
TDRs:
Residential real estate	9	$—	$—	$679	$236	$915	$915	$24
Commercial/Agricultural real estate	8	—	—	1,822	68	1,890	1,890	—
Consumer non-real estate	4	—	—	4	28	32	32	—
Commercial/Agricultural non-real estate	2	—	—	—	93	93	93	—
Totals	23	$—	$—	$2,505	$425	$2,930	$2,930	$24
A summary of loans by loan segment modified in a troubled debt restructuring as of December 31, 2017 and September 30, 2017, was as follows:

	December 31, 2017		September 30, 2017
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	33	$3,667	32	$3,678
Commercial/Agricultural real estate	12	2,699	8	1,890
Consumer non-real estate	19	166	20	195
Commercial/Agricultural non-real estate	6	731	2	88
Total troubled debt restructurings	70	$7,263	62	$5,851

The following table provides information related to restructured loans that were considered in default as of December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	4	$591	4	$593
Commercial/Agricultural real estate	2	556	—	—
Consumer non-real estate	2	9	3	28
Commercial/Agricultural non-real estate	2	171	—	—
Total troubled debt restructurings	10	$1,327	7	$621
Included above are five TDR loan that became in default during the three months ended December 31, 2017.
All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

December 31, 2017
Accountable for under ASC 310-30 (Purchased Credit Impaired "PCI" loans)
Outstanding balance	$10,923
Carrying amount	$8,734
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$239,964
Carrying amount	$237,213
Total acquired loans
Outstanding balance	$250,887
Carrying amount	$245,947
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

December 31, 2017
Balance at beginning of period	$2,893
Acquisitions	—
Reduction due to unexpected early payoffs	—
Reclass from non-accretable difference	—
Disposals/transfers	—
Accretion	(142)
Balance at end of period	$2,751
NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of December 31, 2017 and September 30, 2017 were $280,947 and $282,392, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $2,332 and $3,208, at December 31, 2017 and September 30, 2017, respectively. Mortgage servicing rights activity for the three months ended December 31, 2017 and year ended September 30, 2017 were as follows:

	Three Months Ended	Twelve Months Ended
	December 31, 2017	September 30, 2017
Balance at beginning of period	$1,886	$—
MSR asset acquired	—	1,909
MSRs capitalized	70	13
Amortization during the period	(90)	(36)
Valuation allowance at end of period	—	—
Net book value at end of period	$1,866	$1,886
Fair value of MSR asset at end of period	$2,020	$1,951
Residential mortgage loans serviced for others	$280,947	$282,392
Net book value of MSR asset to loans serviced for others	0.63%	0.67%

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at December 31, 2017 and September 30, 2017 is as follows:

	December 31, 2017	September 30, 2017
Advances from FHLB:
Fixed rates	$94,000	$90,000

Senior notes:
Variable rate due in May 2021	10,389	10,694
Variable rate due in August 2022	4,875	5,000
	15,264	15,694
Subordinated notes:
6.75% due August 2027, variable rate commencing August 2022	5,000	5,000
6.75% due August 2027, variable rate commencing August 2022	10,000	10,000
	15,000	15,000
Less: unamortized debt issuance costs	(365)	(375)
Total other borrowings	29,899	30,319

TOTALS	$123,899	$120,319
Federal Home Loan Bank Advances and Irrevocable Standby Letters of Credit
The Bank had one long-term fixed rate advance from the FHLB with a contractual interest rate of 0.99% at December 31, 2017. Advances from the FHLB have terms of 24 months or less, mature at various dates through 2018, and are secured by $316,155 of real estate and commercial and industrial loans. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances.
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $36,905 and $30,233 at December 31, 2017 and September 30, 2017, respectively.
At December 31, 2017, the Bank’s available and unused portion of this borrowing arrangement was approximately $185,236, compared to $92,959 as of September 30, 2017.
Maximum month-end amounts outstanding under this borrowing agreement were $94,000 and $90,000 during the three months ended December 31, 2017 and year ended September 30, 2017, respectively.

Senior Notes and Revolving Line of Credit

On May 16, 2016, the Company entered into a Loan Agreement evidencing an $11,000 term loan maturing on May 15, 2021. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of Community Bank of Northern Wisconsin.

On May 30, 2017, the Company extended a $5,000 term loan facility for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation. On August 17, 2017, this term loan was funded and matures on August 15, 2022 with a ten year amortization.

The variable rate senior notes provide for a floating interest rate that resets quarterly at rates that are indexed to the three-month London interbank offered rate ("LIBOR") plus 2.70%. The contractual interest rates for those notes ranged from 4.01% to 4.07% during the three months ended December 31, 2017, and from 3.44% to 4.01% during the year ended September 30, 2017. The weighted average contractual interest rates payable were 4.07% and 4.01% at December 31, 2017 and September 30, 2017, respectively.

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

Debt Issuance Costs

Debt issuance costs, consisting primarily of investment banking and loan origination fees, of $380 were incurred in conjunction with the senior and the issuance of subordinated notes for the year ended September 30, 2017. The unamortized amount of debt issuance costs at December 31, 2017 and September 30, 2017 was $365 and $375. These debt issuance costs are included in other borrowings on the consolidated balance sheet.

Maturities of FHLB advances and other borrowings are as follows:

Fiscal years ending September 30,
2018	$94,000
2019	—
2020	—
2021	10,389
2022	4,841
Thereafter	14,669
$123,899

NOTE 6 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of December 31, 2017, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At December 31, 2017, 284,778 options had been granted under this plan to eligible participants.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of December 31, 2017, 73,660 restricted shares under this plan were granted. As of December 31, 2017, 181,000 options had been granted to eligible participants.
Restricted shares granted to date under these plans were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date, as determined by the Board of Directors at issuance. Options granted to date under these plans vest pro rata over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $16 and $16 for the three months ended December 31, 2017, and December 31, 2016, respectively.

Restricted Common Stock Award

	December 31, 2017		September 30, 2017
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of fiscal year	42,378	$12.07	23,159	$9.59
Granted	4,000	13.60	25,569	13.53
Vested	—	—	(6,350)	8.88
Forfeited	(10,410)	9.97	—	—
Unvested and outstanding fiscal to date	35,968	$12.86	42,378	$12.07
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to both plans for the three month periods ended December 31, 2017 and December 31, 2016, was $6 and $8, respectively.
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2018
Outstanding at September 30, 2017	146,606	$9.45
Granted	8,000	13.60
Exercised	(1,250)	7.04
Forfeited or expired	(26,894)	—
Outstanding at December 31, 2017	126,462	$9.77	6.47
Exercisable at December 31, 2017	56,462	$7.71	3.67	$327
Fully vested and expected to vest	126,462	$9.77	6.47	$596
2017
Outstanding at September 30, 2016	140,706	$8.67
Granted	23,000	13.75
Exercised	(14,100)	8.27
Forfeited or expired	(3,000)	11.00
Outstanding at September 30, 2017	146,606	$9.45	6.68
Exercisable at September 30, 2017	57,712	$7.70	3.89	$361
Fully vested and expected to vest	146,606	$9.45	6.68	$659
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2018	2017
Intrinsic value of options exercised	$9	$69
Cash received from options exercised	$9	$114
Tax benefit realized from options exercised	$—	$—
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2018	2017
Dividend yield	1.18%	1.16%
Risk-free interest rate	2.4%	2.2%
Weighted average expected life (years)	10	10
Expected volatility	2.3%	2.4%
NOTE 7 – FAIR VALUE ACCOUNTING
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2017 and September 30, 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Investment securities:
U.S. government agency obligations	$17,591	$—	$17,591	$—
Obligations of states and political subdivisions	35,414	—	35,414	—
Mortgage-backed securities	38,020	—	38,020	—
Agency Securities	234	—	234	—
Corporate debt securities	5,289	—	5,289	—
Total	$96,548	$—	$96,548	$—
September 30, 2017
Investment securities:
U.S. government agency obligations	$18,041	$—	$18,041	$—
Obligations of states and political subdivisions	35,795	—	35,795	—
Mortgage-backed securities	36,474	—	36,474	—
Agency securities	230	—	230	—
Corporate debt securities	5,343		5,343
Total	$95,883	$—	$95,883	$—

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2017 and September 30, 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Foreclosed and repossessed assets, net	$7,031	$—	$—	$7,031
Impaired loans with allocated allowances	1,793	—	—	1,793
Mortgage servicing rights	2,020	—	—	2,020
Total	$10,844	$—	$—	$10,844
September 30, 2017
Foreclosed and repossessed assets, net	$6,017	$—	$—	$6,017
Impaired loans with allocated allowances	1,490	—	—	1,490
Mortgage servicing rights	1,951	—	—	1,951
Total	$9,458	$—	$—	$9,458
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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
December 31, 2017.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
December 31, 2017
Foreclosed and repossessed assets, net	$7,031	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$1,793	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$2,020	Discounted cash flows	Discounted rates	9.5% - 12.5%
September 30, 2017
Foreclosed and repossessed assets, net	$6,017	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$1,490	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$1,951	Discounted cash flows	Discounted rates	9.5% - 12.5%
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
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN acquisition approximates the fair value of the loans at December 31, 2017. The fair value of loans is considered to be a level 3 measurement.

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
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date and represents a level 1 measurement. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of fixed rate certificate accounts acquired through the CBN acquisition approximates the fair value of the certificates at December 31, 2017 and represents a level 3 measurement.
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

		December 31, 2017		September 30, 2017
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level 1)	$47,215	$47,215	$41,677	$41,677
Other interest-bearing deposits	(Level 1)	7,155	7,144	8,148	8,143
Securities available for sale "AFS"	See above	96,548	96,548	95,883	95,883
Securities held to maturity "HTM"	(Level II)	5,227	5,321	5,453	5,605
Non-marketable equity securities, at cost	(Level II)	8,151	8,151	7,292	7,292
Loans receivable, net	(Level III)	725,059	733,582	727,053	737,119
Loans held for sale	(Level II)	2,179	2,179	2,334	2,334
Mortgage servicing rights	(Level III)	1,866	2,020	1,886	1,951
Accrued interest receivable	(Level 1)	3,189	3,189	3,291	3,291
Financial liabilities:
Deposits	(Level III)	$741,069	$744,900	$742,504	$746,025
FHLB advances	(Level III)	94,000	93,926	90,000	89,998
Other borrowings	(Level 1)	29,899	29,899	30,319	30,319
Other liabilities	(Level 1)	3,426	3,426	4,131	4,131
Accrued interest payable	(Level 1)	184	184	227	227

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the three months ended December 31, 2017 and 2016:

	2017			2016
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized (losses) gains arising during the period	$(654)	$255	$(399)	$(2,828)	$1,145	$(1,683)
Less: reclassification adjustment for gains included in net income	—	—	—	29	(12)	17
Other comprehensive loss	$(654)	$255	$(399)	$(2,799)	$1,133	$(1,666)
The changes in the accumulated balances for each component of other comprehensive income (loss) for the twelve months ended September 30, 2017 and the three months ended December 31, 2017 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Accumulated Comprehensive Income (Loss)
Balance, October 1, 2016	$614	$—	$614
Current year-to-date other comprehensive income (loss), net of tax	(881)	—	(881)
Ending balance, September 30, 2017	$(267)	$—	$(267)
Current year-to-date other comprehensive loss, net of tax	(399)	—	(399)
Ending balance, December 31, 2017	$(666)	$—	$(666)
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended December 31, 2017 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—		Net gain on sale of available for sale securities
Tax Effect	—		Provision for income taxes
Total reclassifications for the period	$—		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.
Reclassifications out of accumulated other comprehensive income for the three months ended December 31, 2016 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$29		Net gain on sale of available for sale securities
Tax Effect	(12)		Provision for income taxes
Total reclassifications for the period	$17		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our Form 10-K for the fiscal year ended September 30, 2017, which was filed on December 13, 2017, and the following:

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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of December 31, 2017, and our consolidated results of operations for the three months ended December 31, 2017, compared to the same period in the prior fiscal year for the three months ended December 31, 2016. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2017. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three month periods ended December 31, 2017 and 2016, respectively:

	Three Months Ended December 31,
	2017	2016
Net income as reported	$1,340	$940
EPS - basic, as reported	$0.23	$0.18
EPS - diluted, as reported	$0.23	$0.18
Cash dividends paid	$—	$—
Return on average assets (annualized)	0.57%	0.54%
Return on average equity (annualized)	7.19%	5.81%
Efficiency ratio, as reported (1)	75.46%	79.31%

(1)	The efficiency ratio is calculated as non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.
Key factors behind these results were:

•
Total loans were $730,918 at December 31, 2017, a decrease of $2,077, or 0.28%, from their balances at September 30, 2017, due primarily to the continued shift toward a larger commercial loan portfolio and runoff of indirect loans. Total deposits were $741,069 at December 31, 2017, a decrease of $1,435, or 0.19%, from their balances at September 30, 2017. Despite the decline in total deposits, demand deposits, both interest bearing and non-interest bearing, increased from their balances at September 30, 2017.

•
Net loan charge-offs increased slightly from $151 for the three months ended December 31, 2016 to $183 for the three months ended December 31, 2017. Increased levels of commercial loans led to an increased provision for loan losses of $100 for the three month period ended December 31, 2017, compared to $0 for the three months ended December 31, 2016. Annualized net loan charge-offs as a percentage of average loans were 0.10% for the three months ended December 31, 2017, compared to 0.11% for the three months ended December 31, 2016.

•	Net interest income was $7,527 for the three month period ended December 31, 2017, an increase of $1,970 or 35.45% from the prior comparable three month period.

•
The net interest margin of 3.42% for the three months ended December 31, 2017 represents a 6 bp increase from a net interest margin of 3.36% for the three months ended December 31, 2016 due to higher yields on earning assets.

•
Non-interest income increased from $1,243 for the three months ended December 31, 2016 to $1,939 for the three months ended December 31, 2017. Growth in non-interest income is being driven by the impact of the WFC acquisition which has resulted in higher deposit charges and increased loan fees and service charges due to gain on sale of residential loan income.

•
Non-interest expense increased $1,750 for the three months ended December 31, 2017, compared to the three month period ended December 31, 2016. During the three months ended December 31, 2017, compensation and benefits costs increased $951 relative to the comparable prior year period, primarily due to the addition of WFC employees, despite achieving all planned WFC staff reductions. During the current three month period, occupancy expense decreased primarily due to 2017 branch closures. Amortization of intangible asset expense increased due to the premium paid for the core deposit intangible related to the WFC acquisition and the premium on the Wells Insurance Agency customer relationships for the current three month period ended December 31, 2017, compared to the same period in the prior year.

•
The Tax Cuts and Jobs Act of 2017 ("the Tax Act"), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we have made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. The increase was partially offset by an approximately $135 reduction in income tax expense due to a lower corporate tax rate.
Provisional amounts. Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amounts recorded related to the re-measurement of our deferred tax balance was $275.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and their related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that our management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit to our Form 10-K annual report for the fiscal year ending September 30, 2017, our critical accounting estimates are as follows:
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
Goodwill.

We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of December 31, 2017 which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of September 30, 2017.
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
In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include but are not limited to; loans, investment securities, goodwill, core deposit intangible assets and deferred tax assets, among others. Specific assumptions, estimates and judgments utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 2, 3, 4 and 6 of Condensed Notes to Consolidated Financial Statements.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of December 31, 2017, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three month period ended December 31, 2017 and 2016, respectively.
Tax equivalent net interest income was $7,527 for the three months ended December 31, 2017, compared to $5,557 for the three months ended December 31, 2016, respectively. The net interest margin for the three month period ended December 31, 2017 was 3.42%, compared to 3.36% for the three month period ended December 31, 2016.

As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $1,856 in net interest income for the three month period ended December 31, 2017, compared to the comparable prior year period. The changes in the composition of interest earning assets resulted in an increase of $2,196 for the three month period ended December 31, 2017, compared to the same period in the prior year. Rate changes on interest earning assets increased net interest income by $268 for the three month period ended December 31, 2017, compared to the same period in the prior year. Rate changes on interest-bearing liabilities increased interest expense by $154 over the same period in the prior year, resulting in a net increase of $114 in net interest income as a result of changes in interest rates due to competitive pricing during the three month period ended December 31, 2017. Rate increases on investment securities are reflective of growth of and changes in the composition of the investment portfolio.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following Net Interest Income Analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three month period ended December 31, 2017, and for the comparable prior year three month period. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $879,838 for the three month period ended December 31, 2017, and $664,319 for the three month period ended December 31, 2016, respectively. Interest income on interest earning assets was $9,412 for the three month period ended December 31, 2017, compared to $6,948 for the three month period ended December 31, 2016, respectively. Interest income is comprised primarily of interest income on loans and interest income on investment securities adjusted for the tax benefit of tax-exempt securities. Interest income on loans was $8,721 for the three month period ended December 31, 2017, compared to $6,530 for the three month period ended December 31, 2016, respectively, The increase in loan interest income in the current year three month period was primarily due to an increase in loans due to the WFC acquisition. Interest income on investment securities was $513 for the three month period ended December 31, 2017 compared to $358 for the three month period ended December 31, 2016, respectively.
Average interest-bearing liabilities were $781,307 for the three month period ended December 31, 2017, compared to $576,276 for the three month period ended December 31, 2016, respectively. Interest expense on interest-bearing liabilities was $1,885 for the three month period ended December 31, 2017, compared to $1,391 for the three month period ended December 31, 2016, respectively. Interest expense increased during the current three month period compared to the comparable prior year period, primarily due to increases in rates on FHLB advances and other borrowings.
For the three months ended December 31, 2017, interest expense on interest-bearing deposits increased $182, from volume and mix changes and decreased $99 from the impact of the rate environment, resulting in an aggregate increase of $83 in interest expense on interest-bearing deposits relative to December 31, 2016. Interest expense on FHLB advances and other borrowings increased $158 from volume and mix changes and increased $253 from the impact of the rate environment during the three month period ended December 31, 2017 for an aggregate increase of $411 relative to the three month period ended December 31, 2016.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)

Three months ended December 31, 2017 compared to the three months ended December 31, 2016:

	Three months ended December 31, 2017			Three months ended December 31, 2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$30,848	$67	0.86%	$10,238	$12	0.47%
Loans	733,203	8,721	4.72%	561,519	6,530	4.61%
Interest-bearing deposits	7,714	32	1.65%	745	3	1.60%
Investment securities (1)	100,737	513	2.23%	86,617	358	1.97%
Non-marketable equity securities, at cost	7,336	79	4.27%	5,200	45	3.43%
Total interest earning assets	$879,838	$9,412	4.27%	$664,319	$6,948	4.19%
Average interest-bearing liabilities:
Savings accounts	$96,230	$22	0.09%	$43,743	$17	0.15%
Demand deposits	146,838	90	0.24%	48,989	74	0.60%
Money market	123,459	167	0.54%	130,057	134	0.41%
CD’s	263,429	839	1.26%	245,646	814	1.31%
IRA’s	34,992	84	0.95%	29,000	80	1.09%
Total deposits	664,948	1,202	0.72%	497,435	1,119	0.89%
FHLB Advances and other borrowings	116,359	683	2.33%	78,841	272	1.37%
Total interest-bearing liabilities	$781,307	$1,885	0.96%	$576,276	$1,391	0.96%
Net interest income		$7,527			$5,557
Interest rate spread			3.31%			3.23%
Net interest margin			3.42%			3.36%
Average interest earning assets to average interest-bearing liabilities			1.13			1.15

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

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)

Three months ended December 31, 2017 compared to the three months ended December 31, 2016.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$33	$22	$55
Loans	2,038	153	2,191
Interest-bearing deposits	29	—	29
Investment securities	75	80	155
Non-marketable equity securities, at cost	21	13	34
Total interest earning assets	2,196	268	2,464
Interest expense:
Savings accounts	16	(11)	5
Demand deposits	101	(85)	16
Money market accounts	(7)	40	33
CD’s	57	(32)	25
IRA’s	15	(11)	4
Total deposits	182	(99)	83
FHLB Advances and other borrowings	158	253	411
Total interest bearing liabilities	340	154	494
Net interest income	$1,856	$114	$1,970
Provision for Loan Losses. We determine our provision for loan losses (“provision”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. Within the last year, we have experienced lower levels of charge-offs and nonperforming loans. With both local and national unemployment rates improving slightly in recent quarters and improved asset quality due to our stricter underwriting standards, we anticipate our actual charge-off experience to remain stable throughout the remainder of the fiscal year ending September 30, 2018. However, we continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.
Net loan charge-offs for the three month period ended December 31, 2017 were $183, compared to $151, for the comparable prior year period. Annualized net charge-offs to average loans were 0.10% for the three months ended December 31, 2017, compared to 0.11% for the comparable period in the prior year. Non-accrual loans were $6,388 at December 31, 2017, compared to $7,452 at September 30, 2017. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a provision of $100 and $0 for the three month periods ended December 31, 2017 and December 31, 2016, respectively. Management believes that the provision taken for the current year three month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make adjustments to our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional provision in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.

Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three month periods ended December 31, 2017 and 2016, respectively.

	Three months ended December 31,		%
	2017	2016	Change
Non-interest Income:
Net gain on available for sale securities	$—	$29	(100.00)%
Service charges on deposit accounts	460	398	15.58%
Loan fees and service charges	776	533	45.59%
Other	703	283	148.41%
Total non-interest income	$1,939	$1,243	55.99%
The increase of $62 in service charges on deposit accounts for the three month period ended December 31, 2017, was primarily due to an increase in checking account related service charges. Loan fees and service charges increased $243 during the three month period ended December 31, 2017, mainly due to an increase in secondary market fee income generated from customer mortgage activity. Other non-interest income increased for the current three month period ended December 31, 2017 over the comparable prior year period, due to an increase in interchange income and commission fee income generated from the acquired insurance and investment services activities. Total non-interest income increased $696 during the current three month period ended December 31, 2017 over the comparable prior year period. Growth in non-interest income is being driven by the impact of the WFC acquisition which has resulted in higher deposit charges and increased loan fees and service charges due to gain on sale of residential loan income.
Non-interest Expense. The following table reflects the various components of non-interest expense for the three and three month periods ended December 31, 2017 and 2016, respectively.

	Three months ended December 31,		%
	2017	2016	Change
Non-interest Expense:
Compensation and benefits	$3,555	$2,604	36.52%
Occupancy - net	705	1,068	(33.99)
Office	438	281	55.87
Data processing	704	472	49.15
Amortization of intangible assets	162	43	276.74
Amortization of mortgage servicing rights	90	—	NA
Advertising, marketing and public relations	149	63	136.51
FDIC premium assessment	142	83	71.08
Professional services	688	401	71.57
Other	510	378	34.92
Total non-interest expense	$7,143	$5,393	32.45%

Non-interest expense (annualized) / Average assets	3.01%	3.10%	(2.90)%
During the three months ended December 31, 2017, compensation and benefits costs increased $951 relative to the comparable prior year period. During the current three month period, compensation and benefits costs increased primarily due to the addition of WFC employees. All planned WFC staff reductions were realized by September 30, 2017. During the current three month period, occupancy expense decreased primarily due to the impact of four branch closures in the first quarter of fiscal 2017, including lease termination charges of $455, partially offset by increases from the acquisition of WFC in the fourth quarter of fiscal 2017. Office expense increased $157 over the comparable prior year period primarily due to increased maintenance contract costs, largely due to the WFC acquisition. Advertising expense increased $86 over the comparable prior year period due to an increased focus on advertising activities. Amortization of intangible assets expense increased for the current three month period ended December 31, 2017, compared to the same period in the prior year due to higher amortization resulting from premiums paid to acquire WFC's core deposits and Wells Insurance Agency customer relationships. Professional fees increased due to one time special project costs in fiscal 2018, partially offset by lower audit costs. Total non-interest expense increased $1,750 for the three month period ended December 31, 2017, compared to the same period in the prior year.
Income Taxes. Income tax expense was $883 for the three months ended December 31, 2017, compared to $467 for the three months ended December 31, 2016, respectively. The effective tax rate increased from 33.2% to 39.7% for the three month periods ended December 31, 2016 and December 31, 2017, respectively.
The Tax Cuts and Jobs Act of 2017 ("the Tax Act"), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we have made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. The increase was partially offset by an approximately $135 reduction in income tax expense due to a lower corporate tax rate.
Provisional amounts. Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amounts recorded related to the re-measurement of our deferred tax balance was $275.
BALANCE SHEET ANALYSIS
Loans. Total loans outstanding, net of deferred loan fees and costs, decreased by $2,077, or 0.28%, to $730,918 as of December 31, 2017 from $732,995 at September 30, 2017. The following table reflects the composition, or mix of our loan portfolio at December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
	Amount	Percent	Amount	Percent
Real estate loans:
Residential real estate	$238,045	32.5%	$247,634	33.8%
Commercial/agricultural real estate	289,084	39.6%	273,900	37.4%
Total real estate loans	527,129	72.1%	521,534	71.2%
Non-real estate loans:
Consumer non-real estate	124,944	17.1%	135,955	18.5%
Commercial/agricultural loans	82,533	11.3%	79,124	10.8%
Total non-real estate loans	207,477	28.4%	215,079	29.3%
Gross loans	734,606		736,613
Unearned net deferred fees and costs and loans in process	1,252	0.2%	1,471	0.2%
Unamortized discount on acquired loans	(4,940)	(0.7)%	(5,089)	(0.7)%
Total loans (net of unearned income and deferred expense)	730,918	100.0%	732,995	100.0%
Allowance for loan losses	(5,859)		(5,942)
Total loans receivable, net	$725,059		$727,053
At December 31, 2017, commercial/agricultural real estate loans increased $15,184 or 5.5% from their September 30, 2017 balance. Commercial/agricultural non-real estate loans increased $3,409 or 4.3% from their September 30, 2017 balance. These increases are a result of commercial loan origination growth. Residential real estate loans decreased $9,589 or $3.9% from their September 30, 2017 balances, as paydowns outpaced residential real estate loan originations. Consumer indirect paper loans decreased $19,174 or 22.5% from their September 30, 2017 balances. The decrease in this portion of consumer non-real estate loans relates to the Company's decision to cease originating loan volume through its indirect dealer network in fiscal 2017 and the elimination of purchased indirect loan originations.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At December 31, 2017 and September 30, 2017, we had 119 and 134 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $6,880 and $7,510, respectively. Of the impaired loans, respectively, there were 28 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $1,793 for which $299 in specific ALL was recorded as of December 31, 2017.
At December 31, 2017, the ALL was $5,859, or 0.80% of our total loan portfolio, compared to ALL of $5,942, or 0.81% of the total loan portfolio at September 30, 2017. This level was based on our analysis of the loan portfolio risk at December 31, 2017, taking into account the factors discussed above. At December 31, 2017, the ALL was 0.83% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 0.84% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2017. We have established a separate restricted reserve account for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	December 31, 2017 and Three Months Then Ended	September 30, 2017 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$6,388	$7,452
Accruing loans past due 90 days or more	739	589
Total nonperforming loans (“NPLs”)	7,127	8,041
Other real estate owned	6,996	5,962
Other collateral owned	35	55
Total nonperforming assets (“NPAs”)	$14,158	$14,058
Troubled Debt Restructurings (“TDRs”)	$7,263	$5,851
Nonaccrual TDRs	$1,327	$621
Average outstanding loan balance	$731,957	$653,717
Loans, end of period	$730,918	$732,995
Total assets, end of period	$943,032	$940,664
ALL, at beginning of period	$5,942	$6,068
Loans charged off:
Residential real estate	(24)	(233)
Commercial/Agricultural real estate	(1)	(389)
Consumer non-real estate	(194)	(9)
Commercial/Agricultural non-real estate	—	—
Total loans charged off	(219)	(631)
Recoveries of loans previously charged off:
Residential real estate	13	14
Commercial/Agricultural real estate	—	—
Consumer non-real estate	22	171
Commercial/Agricultural non-real estate	1	1
Total recoveries of loans previously charged off:	36	186
Net loans charged off (“NCOs”)	(183)	(445)
Additions to ALL via provision for loan losses charged to operations	100	319
ALL, at end of period	$5,859	$5,942
Ratios:
ALL to NCOs (annualized)	800.41%	1,335.28%
NCOs (annualized) to average loans	0.10%	0.07%
ALL to total loans	0.80%	0.81%
NPLs to total loans	0.98%	1.10%
NPAs to total assets	1.50%	1.49%

An aging analysis of the Company’s originated and acquired loans as of December 31, 2017 and September 30, 2017, respectively, was as follows

	30-59 Days Past Due	60-89 Days Past Due		Greater Than 89 Days	Total Past Due	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
December 31, 2017
Originated loans	$4,640	$1,276		$1,716	$7,632	$1,751	$436
Acquired loans	4,998	823		2,042	7,863	4,637	303
Total	$9,638	$2,099		$3,758	$15,495	$6,388	$739
September 30, 2017
Originated loans	$3,376	$725		$1,744	$5,845	$1,785	$458
Acquired loans	2,053	257		2,848	5,158	5,667	131
Total	$5,429	$982	982	$4,592	$11,003	$7,452	$589
Non-performing loans of $7,127 at December 31, 2017, which included $1,327 of non-accrual troubled debt restructured originated loans, reflected a decrease of $914 from the non-performing loans balance of $8,041 at September 30, 2017. The decrease was partially due to the resolution and pay down on a single large commercial credit account. Most of these non-performing loan relationships are secured primarily by collateral including residential real estate and commercial or agricultural assets.
Other real estate owned ("OREO") increased by $1,034, from $5,962 at September 30, 2017 to $6,996 at December 31, 2017. Other collateral owned decreased $20 during the three months ended December 31, 2017 to $35 from the September 30, 2017 balance of $55. The increase in OREO was primarily due to the transfer into OREO of a closed branch, acquired from Wells Financial, partially offset by sales and writedowns on OREO properties.
Our non-performing assets were $14,158 at December 31, 2017, or 1.50% of total assets, compared to $14,058, or 1.49% of total assets at September 30, 2017. The increase in non-performing assets since September 30, 2017 was primarily due to the transfer into OREO of a closed branch, acquired from Wells Financial, partially offset by the impact of pay downs on non-performing loans.
Net charge offs for the three month period ended December 31, 2017 were $183, compared to $151 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.10% for the three month period ended December 31, 2017, compared to 0.07% for the twelve months ended September 30, 2017.
Investment Securities. We manage our securities portfolio in an effort to enhance income and provide liquidity. Our investment portfolio is comprised of securities available for sale and securities held to maturity. The weighted average life of the investment portfolio was 4.7 years at December 31, 2017, compared with 4.6 years at September 30, 2017. The modified duration of the investment portfolio was 4.3 years at December 31, 2017, compared with 4.1 years at September 30, 2017.
Securities held to maturity were $5,227 at December 31, 2017, compared with $5,453 at September 30, 2017. Securities available for sale, which represent the majority of our investment portfolio, were $96,548 at December 31, 2017, compared with $95,883 at September 30, 2017.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
December 31, 2017
U.S. government agency obligations	$18,098	$17,591
Obligations of states and political subdivisions	35,519	35,414
Mortgage backed securities	38,490	38,020
Agency securities	147	234
Corporate debt securities	5,393	5,289
Totals	$97,647	$96,548
September 30, 2017
U.S. government agency obligations	$18,454	$18,041
Obligations of states and political subdivisions	35,656	35,795
Mortgage backed securities	36,661	36,474
Agency securities	147	230
Corporate debt securities	5,410	5,343
Totals	$96,328	$95,883
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
December 31, 2017
Obligations of states and political subdivisions	$1,310	$1,309
Mortgage-backed securities	3,917	4,012
Totals	$5,227	$5,321
September 30, 2017
Obligations of states and political subdivisions	$1,311	$1,328
Mortgage-backed securities	4,142	4,277
Totals	$5,453	$5,605
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	December 31, 2017		September 30, 2017
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$56,588	$55,611	$55,115	$54,515
AAA	724	719	725	730
AA	26,354	26,275	26,405	26,474
A	11,343	11,317	7,776	7,876
BBB	—	—	3,618	3,579
Non-rated	2,638	2,626	2,689	2,709
Total available for sale securities	$97,647	$96,548	$96,328	$95,883

The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	December 31, 2017		September 30, 2017
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$3,917	$4,012	$4,142	$4,277
AAA	—	—	—	—
AA	—	—	—	—
A	960	959	961	969
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	350	350	359
Total	$5,227	$5,321	$5,453	$5,605
At December 31, 2017, securities with a market value of $2,500 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of December 31, 2017, this line of credit had a zero balance. The Bank has pledged U.S. Government Agency securities with a market value of $7,421 and mortgage-backed securities with a market value of $18,836 as collateral against specific municipal deposits. As of December 31, 2017, the Bank also has mortgage backed securities with a market value of 1,229 pledged as collateral to the Federal Home Loan Bank of Des Moine against the MPF Credit Enhancement fee.
Deposits. Deposits decreased to $741,069 at December 31, 2017, from $742,504 at September 30, 2017, largely due to deposit runoff in markets where branch closures took place.
The following is a summary of deposits by type at December 31, 2017 and September 30, 2017, respectively:

	December 31, 2017	September 30, 2017
Non-interest bearing demand deposits	$78,685	$75,318
Interest bearing demand deposits	149,058	147,912
Savings accounts	98,941	102,756
Money market accounts	125,831	125,749
Certificate accounts	288,554	290,769
Total deposits	$741,069	$742,504
Deposits from closed branches, in markets that the Bank no longer competes in, decreased by $4,506 during the three months ended December 31, 2017, and total $47,952 as of December 31, 2017. Noninterest bearing deposits increased to $78,685 at December 31, 2017, compared to $75,318 at September 30, 2017. Non-maturity deposits increased to $452,515 or 61.1% of total deposits compared to $451,735 at September 30, 2017, or 60.8% of total deposits.
Our objective is to grow core deposits and build customer relationships in our core markets by expanding our branch network, deposit product offerings, including Treasury Management, and providing excellent customer service. Management expects to continue to place emphasis on both retaining and generating additional core deposits in 2018 through competitive pricing of deposit products, our branch delivery systems that have already been established and electronic banking.
Institutional certificates of deposit as a funding source decreased to $12,910 at December 31, 2017 from $14,402 as of September 30, 2017. Institutional certificates of deposit remain a part of our deposit mix as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $37,475 and $42,840 in brokered deposits at December 31, 2017 and September 30, 2017, respectively. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. FHLB advances were $94,000 as of December 31, 2017 and $90,000 as of September 30, 2017, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of December 31, 2017, is approximately $185,236.
The Bank had one long-term fixed rate advance from the FHLB with a contractual interest rate of 0.99% at December 31, 2017. Advances from the FHLB have terms of 24 months or less, mature at various dates through 2018, and are secured by $316,155 of real estate and commercial and industrial loans. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances.
On May 16, 2016, the Company entered into a Loan Agreement evidencing an $11,000 term loan maturing on May 15, 2021. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of Community Bank of Northern Wisconsin.
On May 30, 2017, the Company extended a $5,000 term loan facility for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation. On August 17, 2017, this term loan was funded and matures on August 15, 2022 with a ten year amortization.
The variable rate senior notes provide for a floating interest rate that resets quarterly at rates that are indexed to the three-month London interbank offered rate ("LIBOR") plus 2.70%. The contractual interest rates for those notes ranged from 4.01% to 4.07% during the three months ended December 31, 2017, and from 3.44% to 4.01% during the year ended September 30, 2017. The weighted average contractual interest rates payable were 4.07% and 4.01% at December 31, 2017 and September 30, 2017, respectively.
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
Stockholders’ Equity. Total stockholders’ equity was $74,454 at December 31, 2017, compared to $73,483 at September 30, 2017. Total stockholders’ equity increased by $971 during the three months ended December 31, 2017, primarily as a result of an increase in retained earnings due to net income of $1,340, partially offset by unrealized losses on AFS securities of $536.
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $143,575 of our $288,554 (50.0%) CD portfolio as of December 31, 2017 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this should also improve our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank, Bankers’ Bank and First Tennessee Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of December 31, 2017, we have approximately $185,236 available under this arrangement, supported by loan collateral, as compared to $193,913 at September 30, 2017. We also maintain lines of credit of $1,637 with the Federal Reserve Bank, $5,000 with US Bank, $13,500 with Bankers’ Bank and $11,000 with First Tennessee Bank as part of our contingency funding plan.

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

Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2017, the Company had $102,862 in unused commitments, compared to $79,794 in unused commitments as of September 30, 2017.
Capital Resources. As of December 31, 2017, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2017 (Unaudited)
Total capital (to risk weighted assets)	$90,478,000	13.3%	$54,289,000	>=	8.0%	$67,861,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	84,619,000	12.5%	40,716,000	>=	6.0%	54,289,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	84,619,000	12.5%	30,537,000	>=	4.5%	44,110,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	84,619,000	9.2%	36,601,000	>=	4.0%	45,751,000	>=	5.0%
As of September 30, 2017 (Audited)
Total capital (to risk weighted assets)	$88,511,000	13.2%	$53,504,000	>=	8.0%	$66,880,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	82,569,000	12.4%	40,128,000	>=	6.0%	53,504,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	82,569,000	12.4%	30,096,000	>=	4.5%	43,472,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	82,569,000	9.2%	35,776,000	>=	4.0%	44,720,000	>=	5.0%

At December 31, 2017, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2017 (Unaudited)
Total capital (to risk weighted assets)	$81,305,000	12.0%	$54,289,000	>=	8.0%	$67,861,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	60,446,000	8.9%	40,716,000	>=	6.0%	54,289,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	60,446,000	8.9%	30,537,000	>=	4.5%	44,110,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	60,446,000	6.6%	36,601,000	>=	4.0%	45,751,000	>=	5.0%
As of September 30, 2017 (Audited)
Total capital (to risk weighted assets)	$79,889,000	12.0%	$53,504,000	>=	8.0%	$66,880,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	58,947,000	8.8%	40,128,000	>=	6.0%	53,504,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,947,000	8.8%	30,096,000	>=	4.5%	43,472,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,947,000	6.6%	35,776,000	>=	4.0%	44,720,000	>=	5.0%
At December 31, 2017, the Company was categorized as "Well Capitalized" under Prompt corrective Action Provisions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following table sets forth, at December 31, 2017, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity ("EVE") resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of December 31, 2017, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$139,202	$(27,003)	(16)%	15.91%	(158)	bp
+200 bp	152,199	(14,006)	(8)%	16.87%	(62)
+100 bp	162,518	(3,687)	(2)%	17.52%	3
0 bp	166,205	—	—	17.49%	—
-100 bp	157,345	(8,860)	(5)%	16.24%	(125)

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.

The following table sets forth, at September 30, 2017, an analysis of our interest rate risk as measured by the estimated changes in EVE resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points).

Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Economic Value of Equity (EVE)			EVE Ratio (EVE as a % of Assets)
	Amount	Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+300 bp	$131,737	$(28,971)	(18)%	15.16%	(181)	bp
+200 bp	145,141	(15,567)	(10)%	16.18%	(79)
+100 bp	156,188	(4,520)	(3)%	16.91%	(6)
0 bp	160,708	—	—	16.97%	—
-100 bp	152,204	(8,504)	(5)%	15.75%	(122)
(1)    Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at December 31, 2017 and September 30, 2017.

	Change in Net Interest Income Over One Year Horizon
	At December 31, 2017		At September 30, 2017
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	Dollar Change in Net Interest Income (in thousands)	Percentage Change	Dollar Change in Net Interest Income (in thousands)	Percentage Change

+300 bp	$(2,942)	(9.14)%	$(3,117)	(9.62)%
+200 bp	(1,581)	(4.91)%	(1,858)	(5.74)%
+100 bp	(256)	(0.79)%	(642)	(1.99)%
0 bp	—		—	—%
-100 bp	237	0.74%	(327)	(1.02)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2017, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at reaching a level of reasonable assurance.

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
A detailed discussion of the Company's risk factors is disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K, for the fiscal year ended September 30, 2017. There have been no material changes to the risk factors disclosed in our Form 10-K. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business. The following additional risk factors have been added due to the implementation of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") enacted in December 2017:
Changes in federal or state tax laws could adversely affect our financial condition and results of operations. Our financial condition and results of operations are impacted by tax policy implemented at the federal and state level. The Tax Act was enacted in December 2017. Among other things, the Tax Act reduces the corporate federal income tax rate for the Company from 34 percent to 24.5 percent for 2018, and 21 percent for 2019, which would result in changes in the valuation of deferred tax asset and liabilities. We revalued our net deferred tax assets to account for the future impact of the lower corporate tax rates. Certain elements of the Tax Act are pending final regulations from the Internal Revenue Service and state taxing jurisdictions, and we cannot determine its full effects at this time. We also cannot predict whether any other tax legislation will be enacted in the future or whether any such changes to existing federal or state tax law would have a material adverse effect on our financial condition and results of operations. We continue to evaluate the impact the Tax Act and other potential tax reform proposals may have on our financial conduction and results of operations.
Changes in federal or state tax laws could adversely affect our business, financial condition and results of operations. Our business, financial condition and results of operations are impacted by tax policy implemented at the federal and state level. The Tax Act was enacted in December 2017. Among other things, the Tax Act reduces the corporate federal income tax rate for the Company from 34 percent to 24.5 percent for 2018, and 21 percent for 2019, which would result in changes in the valuation of deferred tax asset and liabilities, and includes a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. We revalued our net deferred tax assets to account for the future impact of the lower corporate tax rates. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could reduce our profitability and  materially adversely affect our business, financial condition and results of operations.
Certain elements of the Tax Act are pending final regulations from the Internal Revenue Service and state taxing jurisdictions, and we cannot determine its full effects at this time. We also cannot predict whether any other tax legislation will be enacted in the future or whether any such changes to existing federal or state tax law would have a material adverse effect on our business, financial condition and results of operations. We continue to evaluate the impact the Tax Act and other potential tax reform proposals may have on our business, financial conduction and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
(a) Exhibits

10.1
Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A. and James S. Broucek, effective as of October 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on October 18, 2017 (File No. 001-33003)).

10.2
Separation agreement by and between Citizens Community Federal, N.A. and Mark C. Oldenberg, dated October 17, 2017 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on October 18, 2017 (File No. 001-33003)).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: February 13, 2018	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: February 13, 2018	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer