Form 10-Q
period 2018-03-31
Citizens Community Bancorp Inc.
filed 2018-05-14
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At May 14, 2018 there were 5,916,188 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2018 (unaudited) and September 30, 2017
(derived from audited financial statements)
(in thousands, except share and per share data)

	March 31, 2018	September 30, 2017
Assets
Cash and cash equivalents	$31,468	$41,677
Other interest-bearing deposits	8,399	8,148
Securities available for sale "AFS"	118,314	95,883
Securities held to maturity "HTM"	5,013	5,453
Non-marketable equity securities, at cost	7,707	7,292
Loans receivable	721,128	732,995
Allowance for loan losses	(5,887)	(5,942)
Loans receivable, net	715,241	727,053
Loans held for sale	1,520	2,334
Mortgage servicing rights	1,849	1,886
Office properties and equipment, net	9,151	9,645
Accrued interest receivable	3,251	3,291
Intangible assets	5,126	5,449
Goodwill	10,444	10,444
Foreclosed and repossessed assets, net	7,080	6,017
Bank owned life insurance	11,502	11,343
Other assets	4,318	4,749
TOTAL ASSETS	$940,383	$940,664

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$748,615	$742,504
Federal Home Loan Bank advances	85,000	90,000
Other borrowings	29,479	30,319
Other liabilities	3,780	4,358
Total liabilities	866,874	867,181

Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000, 5,902,481 and 5,888,816 shares issued and outstanding, respectively	59	59
Additional paid-in capital	63,575	63,383
Retained earnings	12,401	10,764
Unearned deferred compensation	(515)	(456)
Accumulated other comprehensive loss	(2,011)	(267)
Total stockholders’ equity	73,509	73,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$940,383	$940,664
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Six Months Ended March 31, 2018 and 2017
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Interest and dividend income:
Interest and fees on loans	$8,539	$6,072	$17,260	$12,602
Interest on investments	813	467	1,504	885
Total interest and dividend income	9,352	6,539	18,764	13,487
Interest expense:
Interest on deposits	1,250	1,050	2,452	2,169
Interest on FHLB borrowed funds	314	163	575	336
Interest on other borrowed funds	432	102	854	201
Total interest expense	1,996	1,315	3,881	2,706
Net interest income before provision for loan losses	7,356	5,224	14,883	10,781
Provision for loan losses	100	—	200	—
Net interest income after provision for loan losses	7,256	5,224	14,683	10,781
Non-interest income:
Service charges on deposit accounts	430	342	890	740
Interchange income	302	183	608	372
Loan servicing income	346	88	674	143
Gain on sale of mortgage loans	189	88	483	284
Loan fees and service charges	87	40	241	322
Insurance commission income	187	—	353	—
Settlement proceeds	—	283	—	283
(Losses) gains on available for sale securities	(21)	—	(21)	29
Other	155	102	386	196
Total non-interest income	1,675	1,126	3,614	2,369
Non-interest expense:
Compensation and benefits	3,806	2,630	7,361	5,234
Occupancy	761	563	1,466	1,631
Office	426	312	864	593
Data processing	733	454	1,437	926
Amortization of intangible assets	161	38	323	81
Amortization of mortgage servicing rights	76	—	166	—
Advertising, marketing and public relations	146	105	295	168
FDIC premium assessment	115	69	257	152
Professional services	323	435	1,011	836
Other	556	351	1,066	729
Total non-interest expense	7,103	4,957	14,246	10,350
Income before provision for income taxes	1,828	1,393	4,051	2,800
Provision for income taxes	487	459	1,370	926
Net income attributable to common stockholders	$1,341	$934	$2,681	$1,874
Per share information:
Basic earnings	$0.23	$0.18	$0.46	$0.36
Diluted earnings	$0.23	$0.17	$0.45	$0.35
Cash dividends paid	$0.20	$0.16	$0.20	$0.16
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Six months ended March 31, 2018 and 2017
(in thousands)

	Six Months Ended
	March 31, 2018	March 31, 2017
Net income attributable to common stockholders	$2,681	$1,874
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized losses arising during period	(1,591)	(1,284)
Reclassification adjustment for (losses) gains included in net income	(16)	17
Other comprehensive loss	(1,607)	(1,267)
Comprehensive income	$1,074	$607
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended March 31, 2018
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, October 1, 2017	5,888,816	$59	$63,383	$10,764	$(456)	$(267)	$73,483
Net income				2,681			2,681
Reclassification of certain deferred tax effects (1)				137		(137)	—
Other comprehensive loss, net of tax						(1,607)	(1,607)
Forfeiture of unvested shares	(11,847)		(124)		124		—
Restricted Common stock awarded under the equity incentive plan	19,523		266		(266)		—
Common stock repurchased	(53)		(1)				(1)
Common stock options exercised	6,042		50				50
Stock option expense			1				1
Amortization of restricted stock					83		83
Cash dividends ($0.20 per share)				(1,181)			(1,181)
Balance, March 31, 2018	5,902,481	$59	$63,575	$12,401	$(515)	$(2,011)	$73,509
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1.
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended March 31, 2018 and 2017
(in thousands)

	Six Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income attributable to common stockholders	$2,681	$1,874
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	458	483
Depreciation	491	466
Provision for loan losses	200	—
Net realized loss (gain) on sale of securities	21	(29)
Amortization of intangible assets	323	81
Amortization of restricted stock	83	31
Net stock based compensation expense	1	15
Loss on sale of office properties	—	2
Provision for deferred income taxes	137	450
Net loss (gain) from disposals of foreclosed properties	14	(5)
Provision for valuation allowance on foreclosed properties	—	—
Gain on sale of loans held for sale, net	(483)	(284)
Proceeds from sale of loans held for sale	18,730	11,259
Origination of loans held for sale	(17,433)	(10,928)
Decrease (increase) in accrued interest receivable and other assets	1,201	(452)
Decrease in other liabilities	(578)	(1,700)
Total adjustments	3,165	(611)
Net cash provided by operating activities	5,846	1,263
Cash flows from investing activities:
Purchase of investment securities	(29,019)	(15,739)
Purchase of bank owned life insurance	—	(3,500)
Net increase in interest-bearing deposits	(251)	—
Proceeds from sale of securities available for sale	—	10,644
Principal payments on investment securities	4,220	3,968
Proceeds from sale of non-marketable equity securities	501	953
Purchase of non-marketable equity securities	(916)	(331)
Proceeds from sale of foreclosed properties	915	429
Net decrease in loans	10,796	38,773
Net capital expenditures	(1,440)	(298)
Net cash received from sale of office properties	—	7
Net cash (used in) provided by investing activities	(15,194)	34,906
Cash flows from financing activities:
Net (decrease) increase in Federal Home Loan Bank advances	(5,000)	1,200
Decrease in other borrowings	(840)	—
Net increase (decrease) in deposits	6,111	(26,748)
Surrender of restricted shares of common stock	—	(17)
Exercise of common stock options	50	59
Repurchase shares of common stock	(1)	(16)
Cash dividends paid	(1,181)	(843)
Net cash used in financing activities	(861)	(26,365)
Net (decrease) increase in cash and cash equivalents	(10,209)	9,804
Cash and cash equivalents at beginning of period	41,677	10,046
Cash and cash equivalents at end of period	$31,468	$19,850

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$2,499	$2,132
Interest on borrowings	$1,299	$438
Income taxes	$618	$471
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$548	$340
See accompanying condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date as of March 31, 2018 and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
The Tax Cuts and Jobs Act of 2017 ("the Tax Act"), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. In the second quarter of fiscal 2018, we reviewed our analysis from first quarter and determined there were no material changes warranting any further adjustment.
Provisional amounts. Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amounts recorded in December 2017 related to the re-measurement of our deferred tax balance was $275.
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

Revenue Recognition - The Company recognizes revenue in the consolidated statements of operations as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes fees from brokerage and advisory service, deposit accounts, merchant services, ATM and debit card fees, mortgage banking activities, and other miscellaneous services and transactions. Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Company also receives contingent commissions from insurance companies which are based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the Company. Contingent commissions from insurance companies are recognized when determinable. Commission revenue is included in non-interest insurance commission income in the consolidated statement of operations.
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
Recent Accounting Pronouncements - In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-02, "Income Statement--Reporting Comprehensive Income (Topic 220): Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for certain stranded tax effects resulting from the Tax Cuts and Jobs Act. For public entities, ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adoption of ASU 2018-02 in the current period resulted in a reclassification of $137 from AOCI to retained earnings and had no material effect on the Company's consolidated results of operations, financial position or cash flows.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify certain areas of share-based payment transaction accounting, including the income tax consequences, equity or liability classification of certain share awards, and classification on the statement of cash flows. ASU 2016-09 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company adoption of ASU 2016-09 had no material effect on the Company's results of operations, financial position or cash flows.
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of March 31, 2018 and September 30, 2017, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
U.S. government agency obligations	$37,928	$8	$1,020	$36,916
Obligations of states and political subdivisions	35,563	15	609	34,969
Mortgage-backed securities	42,095	30	1,056	41,069
Agency securities	125	110	2	233
Corporate debt securities	5,377	—	250	5,127
Total available for sale securities	$121,088	$163	$2,937	$118,314

September 30, 2017
U.S. government agency obligations	$18,454	$35	$448	$18,041
Obligations of states and political subdivisions	35,656	271	132	35,795
Mortgage-backed securities	36,661	124	311	36,474
Agency Securities	147	83	—	230
Corporate debt securities	5,410	—	67	5,343
Total available for sale securities	$96,328	$513	$958	$95,883

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Obligations of states and political subdivisions	$1,309	$—	$3	$1,306
Mortgage-backed securities	3,704	47	16	3,735
Total held to maturity securities	$5,013	$47	$19	$5,041

September 30, 2017
Obligations of states and political subdivisions	$1,311	$17	$—	$1,328
Mortgage-backed securities	4,142	136	1	4,277
Total held to maturity securities	$5,453	$153	$1	$5,605
As of March 31, 2018, the Bank has pledged U.S. Government Agency securities with a market value of $2,336 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of March 31, 2018, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2018, the Bank has pledged U.S. Government Agency securities with a market value of $7,224, mortgage-backed securities with a market value of $25,802 and an interest bearing investment CD with a carrying value of $250 as collateral against specific municipal deposits.

The estimated fair value of securities at March 31, 2018 and September 30, 2017, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	March 31, 2018		September 30, 2017
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,378	$1,372	$160	$160
Due after one year through five years	14,668	14,501	15,008	15,056
Due after five years through ten years	43,956	42,694	30,586	30,330
Due after ten years	18,866	18,444	13,766	13,633
	$78,868	$77,011	$59,520	$59,179
Mortgage backed securities	42,095	41,069	36,661	36,474
Securities without contractual maturities	125	234	147	230
Total available for sale securities	$121,088	$118,314	$96,328	$95,883

	March 31, 2018		September 30, 2017
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,309	$1,306	$1,311	$1,328
Mortgage backed securities	3,704	3,735	4,142	4,277
Total held to maturity securities	$5,013	$5,041	$5,453	$5,605

Securities with unrealized losses at March 31, 2018 and September 30, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2018
U.S. government agency obligations	$25,787	$310	$10,471	$710	$36,258	$1,020
Obligations of states and political subdivisions	28,889	443	3,319	166	32,208	609
Mortgage backed securities	29,358	626	9,288	430	38,646	1,056
Agency securities	20	2	—	—	20	2
Corporate debt securities	5,127	250	—	—	5,127	250
Total	$89,181	$1,631	$23,078	$1,306	$112,259	$2,937
September 30, 2017
U.S. government agency obligations	$8,296	$186	$6,932	$262	$15,228	$448
Obligations of states and political subdivisions	8,170	62	3,701	70	11,871	132
Mortgage backed securities	14,167	96	9,753	215	23,920	311
Corporate debt securities	5,343	67	—	—	5,343	67
Total	$35,976	$411	$20,386	$547	$56,362	$958

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2018
Obligations of states and political subdivisions	$1,131	$3	$—	$—	$1,131	$3
Mortgage-backed securities	1,571	16	—	—	1,571	16
Total	$2,702	$19	$—	$—	$2,702	$19
September 30, 2017
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	406	1	—	—	406	1
Total	$406	$1	$—	$—	$406	$1

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

Below is a summary of originated and acquired loans by type and risk rating as of March 31, 2018:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$120,547	$—	$2,356	$—	$—	$122,903
Purchased HELOC loans	16,187	—	—	—	—	16,187
Commercial/Agricultural real estate:
Commercial real estate	130,594	48	153	—	—	130,795
Agricultural real estate	12,144	461	78	—	—	12,683
Multi-family real estate	36,575	—	138	—	—	36,713
Construction and land development	8,990	—	—	—	—	8,990
Consumer non-real estate:
Originated indirect paper	73,447	7	145	—	—	73,599
Purchased indirect paper	22,665	—	—	—	—	22,665
Other Consumer	14,380	—	86	—	—	14,466
Commercial/Agricultural non-real estate:
Commercial non-real estate	41,046	—	95	—	—	41,141
Agricultural non-real estate	11,540	597	927	—	—	13,064
Total originated loans	$488,115	$1,113	$3,978	$—	$—	$493,206
Acquired Loans:
Residential real estate:
One to four family	$84,039	$280	$1,822	$—	$—	$86,141
Commercial/Agricultural real estate:
Commercial real estate	52,172	1,667	3,101	—	—	56,940
Agricultural real estate	46,098	687	4,675	—	—	51,460
Multi-family real estate	1,476	—	200	—	—	1,676
Construction and land development	3,655	—	535	—	—	4,190
Consumer non-real estate:
Other Consumer	3,905	—	31	—	—	3,936
Commercial/Agricultural non-real estate:
Commercial non-real estate	15,205	380	1,474	—	—	17,059
Agricultural non-real estate	10,337	37	91	—	—	10,465
Total acquired loans	$216,887	$3,051	$11,929	$—	$—	$231,867
Total Loans:
Residential real estate:
One to four family	$204,586	$280	$4,178	$—	$—	$209,044
Purchased HELOC loans	16,187	—	—	—	—	16,187
Commercial/Agricultural real estate:
Commercial real estate	182,766	1,715	3,254	—	—	187,735
Agricultural real estate	58,242	1,148	4,753	—	—	64,143
Multi-family real estate	38,051	—	338	—	—	38,389
Construction and land development	12,645	—	535	—	—	13,180
Consumer non-real estate:
Originated indirect paper	73,447	7	145	—	—	73,599
Purchased indirect paper	22,665	—	—	—	—	22,665
Other Consumer	18,285	—	117	—	—	18,402
Commercial/Agricultural non-real estate:
Commercial non-real estate	56,251	380	1,569	—	—	58,200
Agricultural non-real estate	21,877	634	1,018	—	—	23,529
Gross loans	$705,002	$4,164	$15,907	$—	$—	$725,073
Less:
Unearned net deferred fees and costs and loans in process						839
Unamortized discount on acquired loans						(4,784)
Allowance for loan losses						(5,887)
Loans receivable, net						$715,241

Below is a summary of originated loans by type and risk rating as of September 30, 2017:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$130,837	$—	$1,543	$—	$—	$132,380
Purchased HELOC loans	18,071	—	—	—	—	18,071
Commercial/Agricultural real estate:
Commercial real estate	96,953	49	153	—	—	97,155
Agricultural real estate	10,051	497	80	—	—	10,628
Multi-family real estate	24,338	—	148	—	—	24,486
Construction and land development	12,399	—	—	—	—	12,399
Consumer non-real estate:
Originated indirect paper	85,330	8	394	—	—	85,732
Purchased indirect paper	29,555	—	—	—	—	29,555
Other Consumer	14,361	—	135	—	—	14,496
Commercial/Agricultural non-real estate:
Commercial non-real estate	35,102	—	96	—	—	35,198
Agricultural non-real estate	10,798	708	987	—	—	12,493
Total originated loans	$467,795	$1,262	$3,536	$—	$—	$472,593
Acquired Loans:
Residential real estate:
One to four family	$94,932	$873	$1,378	$—	$—	$97,183
Commercial/Agricultural real estate:
Commercial real estate	57,795	1,814	3,198	—	—	62,807
Agricultural real estate	51,516	266	5,592	—	—	57,374
Multi-family real estate	1,519	—	223	—	—	1,742
Construction and land development	6,739	—	570	—	—	7,309
Consumer non-real estate:
Other Consumer	6,130	—	42	—	—	6,172
Commercial/Agricultural non-real estate:
Commercial non-real estate	18,257	372	1,424	—	—	20,053
Agricultural non-real estate	11,259	28	93	—	—	11,380
Total acquired loans	$248,147	$3,353	$12,520	$—	$—	$264,020
Total Loans:
Residential real estate:
One to four family	$225,769	$873	$2,921	$—	$—	$229,563
Purchased HELOC loans	18,071	—	—	—	—	18,071
Commercial/Agricultural real estate:
Commercial real estate	154,748	1,863	3,351	—	—	159,962
Agricultural real estate	61,567	763	5,672	—	—	68,002
Multi-family real estate	25,857	—	371	—	—	26,228
Construction and land development	19,138	—	570	—	—	19,708
Consumer non-real estate:
Originated indirect paper	85,330	8	394	—	—	85,732
Purchased indirect paper	29,555	—	—	—	—	29,555
Other Consumer	20,491	—	177	—	—	20,668
Commercial/Agricultural non-real estate:
Commercial non-real estate	53,359	372	1,520	—	—	55,251
Agricultural non-real estate	22,057	736	1,080	—	—	23,873
Gross loans	$715,942	$4,615	$16,056	$—	$—	$736,613
Less:
Unearned net deferred fees and costs and loans in process						1,471
Unamortized discount on acquired loans						(5,089)
Allowance for loan losses						(5,942)
Loans receivable, net						$727,053

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Six Months Ended March 31, 2018:
Allowance for Loan Losses:
Beginning balance, October 1, 2017	$1,458	$2,523	$936	$897	$128	$5,942
Charge-offs	(39)	(1)	(241)	—	—	(281)
Recoveries	14	—	70	1	—	85
Provision	—	105	25	—	—	130
Allowance allocation adjustment	(123)	15	39	(59)	(178)	(306)
Total allowance on originated loans	1,310	2,642	829	839	(50)	5,570
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, October 1, 2017	—	—	—	—	—	—
Charge-offs	(34)	(8)	(20)	—	—	(62)
Recoveries	3	—	—	—	—	3
Provision	35	10	25	—	—	70
Allowance allocation adjustment	122	85	79	20	—	306
Total allowance on other acquired loans	126	87	84	20	—	317
Total Allowance on acquired loans	126	87	84	20	—	317
Ending balance, March 31, 2018	$1,436	$2,729	$913	$859	$(50)	$5,887
Allowance for Loan Losses at March 31, 2018:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$232	$—	$38	$27	$—	$297
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,204	$2,729	$875	$832	$(50)	$5,590
Loans Receivable as of March 31, 2018:						—
Ending balance of originated loans	$139,412	$189,127	$111,301	$54,205	$—	$494,045
Ending balance of purchased credit-impaired loans	169	5,494	327	2,405	—	8,395
Ending balance of other acquired loans	84,364	106,710	3,208	24,406	—	218,688
Ending balance of loans	$223,945	$301,331	$114,836	$81,016	$—	$721,128
Ending balance: individually evaluated for impairment	$7,925	$13,123	$1,409	$3,577	$—	$26,034
Ending balance: collectively evaluated for impairment	$216,020	$288,208	$113,427	$77,439	$—	$695,094

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Six months ended March 31, 2017:
Allowance for Loan Losses:
Beginning balance, October 1, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Charge-offs	(110)	—	(239)	(2)	—	(351)
Recoveries	4	—	113	1	—	118
Provision	—	—	—	—	—	—
Allowance allocation adjustment	(226)	305	(187)	3	105	—
Total Allowance on originated loans	$1,707	$2,188	$1,153	$654	$133	$5,835
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, March 31, 2017	$1,707	$2,188	$1,153	$654	$133	$5,835
Allowance for Loan Losses at March 31, 2017:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$359	$—	$59	$47	$—	$465
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,348	$2,188	$1,094	$607	$133	$5,370
Loans Receivable as of March 31, 2017:
Ending balance of originated loans	$143,546	$112,016	$158,867	$30,612	$—	$445,041
Ending balance of purchased credit-impaired loans	250	1,832	4	932	—	3,018
Ending balance of other acquired loans	22,049	48,984	497	15,219	—	86,749
Ending balance of loans	$165,845	$162,832	$159,368	$46,763	$—	$534,808
Ending balance: individually evaluated for impairment	$4,481	$—	$631	$713	$—	$5,825
Ending balance: collectively evaluated for impairment	$161,364	$162,832	$158,737	$46,050	$—	$528,983
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
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. During the first quarter of fiscal 2015, the Board of Directors increased the limit of these purchased consumer loans to a maximum of $50,000. As of September 30, 2017, new purchases from this third party were terminated. As of March 31, 2018, the balance of these purchased consumer loans was $22,665 compared to $29,555 as of September 30, 2017. The balance in the cash reserve account at March 31, 2018 was $716, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, the Company has not charged off or experienced losses related to the purchased loans.
The weighted average rate earned on these purchased consumer loans was 4.19% as of March 31, 2018.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Residential Real Estate		Commercial/Agriculture Real Estate Loans		Consumer non-Real Estate		Commercial/Agriculture non-Real Estate		Totals
	March 31, 2018	September 30, 2017	March 31, 2018	September 30, 2017	March 31, 2018	September 30, 2017	March 31, 2018	September 30, 2017	March 31, 2018	September 30, 2017
Performing loans
Performing TDR loans	$3,014	$3,085	$2,415	$1,890	$146	$167	$517	$88	$6,092	$5,230
Performing loans other	218,536	242,198	296,687	268,619	114,440	131,695	78,450	77,213	708,113	719,725
Total performing loans	221,550	245,283	299,102	270,509	114,586	131,862	78,967	77,301	714,205	724,955

Nonperforming loans (1)
Nonperforming TDR loans	638	593	548	—	6	28	1,415	—	2,607	621
Nonperforming loans other	1,757	1,758	1,681	3,391	244	447	634	1,823	4,316	7,419
Total nonperforming loans	2,395	2,351	2,229	3,391	250	475	2,049	1,823	6,923	8,040
Total loans	$223,945	$247,634	$301,331	$273,900	$114,836	$132,337	$81,016	$79,124	$721,128	$732,995

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s residential real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of March 31, 2018 and September 30, 2017, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
March 31, 2018
Residential real estate:
One to four family	$3,240	$615	$1,382	$5,237	$203,807	$209,044	$2,276	$119
Purchased HELOC loans	339	—	—	339	15,848	16,187	—	—
Commercial/Agricultural real estate:
Commercial real estate	395	68	166	629	187,106	187,735	376	—
Agricultural real estate	857	1,373	1,588	3,818	60,325	64,143	1,588	—
Multi-family real estate	—	—	138	138	38,251	38,389	138	—
Construction and land development	—	81	127	208	12,972	13,180	127	—
Consumer non-real estate:
Originated indirect paper	367	—	40	407	73,192	73,599	68	1
Purchased indirect paper	411	155	144	710	21,955	22,665	—	144
Other Consumer	198	20	25	243	18,159	18,402	20	17
Commercial/Agricultural non-real estate:
Commercial non-real estate	241	10	155	406	57,794	58,200	1,480	—
Agricultural non-real estate	315	703	525	1,543	21,986	23,529	569	—
Total	$6,363	$3,025	$4,290	$13,678	$711,395	$725,073	$6,642	$281
September 30, 2017
Residential real estate:
One to four family	$2,811	$393	$1,228	$4,432	$225,131	$229,563	$2,200	$151
Purchased HELOC loans	250	—	—	250	17,821	18,071	—	—
Commercial/Agricultural real estate:
Commercial real estate	332	70	282	684	159,278	159,962	572	—
Agricultural real estate	57	—	2,405	2,462	65,540	68,002	2,723	96
Multi-family real estate	—	—	—	—	26,228	26,228	—	—
Construction and land development	—	—	—	—	19,708	19,708	—	—
Consumer non-real estate:
Originated indirect paper	426	112	123	661	85,071	85,732	74	80
Purchased indirect paper	601	305	221	1,127	28,428	29,555	—	221
Other Consumer	120	79	57	256	20,412	20,668	76	25
Commercial/Agricultural non-real estate:
Commercial non-real estate	75	23	156	254	54,997	55,251	1,618	—
Agricultural non-real estate	757	—	120	877	22,996	23,873	189	16
Total	$5,429	$982	$4,592	$11,003	$725,610	$736,613	$7,452	$589

At March 31, 2018, the Company has identified impaired loans of $25,633, consisting of $8,699 TDR loans, of which $6,092 are performing TDR loans, $10,570 purchased credit impaired loans, and $6,364 substandard non-TDR loans, which includes $3,202 of non-PCI acquired loans. At September 30, 2017, the Company identified impaired loans of $24,359, consisting of $5,851 TDR loan, of which $5,230 are performing TDR loans, $12,035 purchased credit impaired loans, and $6,473 substandard non-TDR loans, which includes $2,387 of non-PCI acquired loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of March 31, 2018 and September 30, 2017 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2018
With No Related Allowance Recorded:
Residential real estate	$4,316	$4,316	$—	$4,166	$160
Commercial/agriculture real estate	11,419	11,419	—	12,023	362
Consumer non-real estate	1,319	1,319	—	877	86
Commercial/agricultural non-real estate	7,049	7,049	—	6,422	85
Total	$24,103	$24,103	$—	$23,488	$693
With An Allowance Recorded:
Residential real estate	$1,356	$1,356	$232	$1,277	$27
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	108	108	38	188	—
Commercial/agricultural non-real estate	66	66	27	45	—
Total	$1,530	$1,530	$297	$1,510	$27
March 31, 2018 Totals:
Residential real estate	$5,672	$5,672	$232	$5,443	$187
Commercial/agriculture real estate	11,419	11,419	—	12,023	362
Consumer non-real estate	1,427	1,427	38	1,065	86
Commercial/agricultural non-real estate	7,115	7,115	27	6,467	85
Total	$25,633	$25,633	$297	$24,998	$720

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2017
With No Related Allowance Recorded:
Residential real estate	$4,015	$4,015	$—	$3,440	$9
Commercial/agriculture real estate	12,626	12,626	—	4,460	2
Consumer non-real estate	433	433	—	340	16
Commercial/agricultural non-real estate	5,795	5,795	—	2,628	11
Total	$22,869	$22,869	$—	$10,868	$38
With An Allowance Recorded:
Residential real estate	$1,198	$1,198	$214	$1,545	$2
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	269	269	65	306	—
Commercial/agricultural non-real estate	23	23	23	101	—
Total	$1,490	$1,490	$302	$1,952	$2
September 30, 2016 Totals:
Residential real estate	$5,213	$5,213	$214	$4,985	$11
Commercial/agriculture real estate	12,626	12,626	—	4,460	2
Consumer non-real estate	702	702	65	646	16
Commercial/agricultural non-real estate	5,818	5,818	23	2,729	11
Total	$24,359	$24,359	$302	$12,820	$40
Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include, but are not limited to, an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 7 delinquent TDRs greater than 60 days past due with a recorded investment of $2,554 at March 31, 2018, compared to 3 such loans with a recorded investment of $504 at September 30, 2017.
Following is a summary of TDR loans by accrual status as of March 31, 2018 and September 30, 2017.

	March 31, 2018	September 30, 2017
Troubled debt restructure loans:
Accrual status	$6,092	$5,230
Non-accrual status	2,607	621
Total	$8,699	$5,851
During the three months ended March 31, 2018, we committed to refinance two acquired loans totaling $529, at their maturity. Both loans will be considered TDRs upon refinancing, subsequent to March 31, 2018. There were no unused lines of credit meeting our TDR criteria as of March 31, 2018.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the six months ended March 31, 2018 and the year ended September 30, 2017:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Six months ended March 31, 2018
TDRs:
Residential real estate	2	$—	$—	$22	$49	$71	$71	$—
Commercial/Agricultural real estate	6	—	410	259	432	1,102	1,102	—
Consumer non-real estate	—	—	—	—	—	—	—	—
Commercial/Agricultural non-real estate	7	—	84	486	1,300	1,870	1,870	—
Totals	15	$—	$494	$767	$1,781	$3,043	$3,043	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Year ended September 30, 2017
TDRs:
Residential real estate	9	$—	$—	$679	$236	$915	$915	$24
Commercial/Agricultural real estate	8	—	—	1,822	68	1,890	1,890	—
Consumer non-real estate	4	—	—	4	28	32	32	—
Commercial/Agricultural non-real estate	2	—	—	—	93	93	93	—
Totals	23	$—	$—	$2,505	$425	$2,930	$2,930	$24
A summary of loans by loan segment modified in a troubled debt restructuring as of March 31, 2018 and September 30, 2017, was as follows:

	March 31, 2018		September 30, 2017
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	33	$3,652	32	$3,678
Commercial/Agricultural real estate	14	2,963	8	1,890
Consumer non-real estate	18	152	20	195
Commercial/Agricultural non-real estate	8	1,932	2	88
Total troubled debt restructurings	73	$8,699	62	$5,851

The following table provides information related to restructured loans that were considered in default as of March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	5	$637	4	$593
Commercial/Agricultural real estate	2	548	—	—
Consumer non-real estate	2	6	3	28
Commercial/Agricultural non-real estate	5	1,416	—	—
Total troubled debt restructurings	14	$2,607	7	$621
Included above are four TDR loans that became in default during the three months ended March 31, 2018.
All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

March 31, 2018
Accountable for under ASC 310-30 (Purchased Credit Impaired "PCI" loans)
Outstanding balance	$10,570
Carrying amount	$8,395
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$221,297
Carrying amount	$218,688
Total acquired loans
Outstanding balance	$231,867
Carrying amount	$227,083
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

March 31, 2018
Balance at beginning of period	$2,893
Acquisitions	—
Reduction due to unexpected early payoffs	—
Reclass from non-accretable difference	—
Disposals/transfers	—
Accretion	(284)
Balance at end of period	$2,609
NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of March 31, 2018 and September 30, 2017 were $279,342 and $282,392, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $3,550 and $3,208, at March 31, 2018 and September 30, 2017, respectively. Mortgage servicing rights activity for the six months ended March 31, 2018 and year ended September 30, 2017 were as follows:

	Six Months Ended	Twelve Months Ended
	March 31, 2018	September 30, 2017
Balance at beginning of period	$1,886	$—
MSR asset acquired	—	1,909
MSRs capitalized	129	13
Amortization during the period	(166)	(36)
Valuation allowance at end of period	—	—
Net book value at end of period	$1,849	$1,886
Fair value of MSR asset at end of period	$2,213	$1,951
Residential mortgage loans serviced for others	$279,342	$282,392
Net book value of MSR asset to loans serviced for others	0.66%	0.67%

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at March 31, 2018 and September 30, 2017 is as follows:

	March 31, 2018	September 30, 2017
Advances from FHLB:
Fixed rates	$71,000	$90,000
Overnight borrowings	14,000	—
Total FHLB advances	85,000	90,000

Senior notes:
Variable rate due in May 2021	10,083	10,694
Variable rate due in August 2022	4,750	5,000
	14,833	15,694
Subordinated notes:
6.75% due August 2027, variable rate commencing August 2022	5,000	5,000
6.75% due August 2027, variable rate commencing August 2022	10,000	10,000
	15,000	15,000
Less: unamortized debt issuance costs	(354)	(375)
Total other borrowings	29,479	30,319

TOTALS	$114,479	$120,319
Federal Home Loan Bank Advances and Irrevocable Standby Letters of Credit
The Bank had an outstanding balance of $14,000 with a rate of 1.82% on the FHLB variable rate overnight borrowings at March 31, 2018. The Bank had one long-term fixed rate advance from the FHLB with a contractual interest rate of 0.99% at March 31, 2018. All fixed rate advances from the FHLB mature on various dates through April 2018. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. The FHLB variable rate open line of credit and fixed rate advances are secured by $317,554 of real estate and commercial and industrial loans.
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $36,905 and $30,233 at March 31, 2018 and September 30, 2017, respectively.
At March 31, 2018, the Bank’s available and unused portion of this borrowing arrangement was approximately $195,635, compared to $92,959 as of September 30, 2017.
Maximum month-end amounts outstanding under this borrowing agreement were $97,500 and $90,000 during the six months ended March 31, 2018 and year ended September 30, 2017, respectively.

Senior Notes and Revolving Line of Credit

On May 16, 2016, the Company entered into a Loan Agreement evidencing an $11,000 term loan maturing on May 15, 2021, payable in sixteen consecutive quarterly principal installments beginning on August 15, 2017. Installment nos. 1 to 15, inclusive, being in the amount of Three Hundred Five Thousand Five Hundred Fifty-Five and 56/100 Dollars ($305,555.56) each, and installment no. 16, a balloon payment, being for the entire then-unpaid principal balance, due and payable on May 15, 2021, if not paid sooner. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of Community Bank of Northern Wisconsin.

On May 30, 2017, the Company extended a $5,000 term loan facility for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation. On August 17, 2017, this term loan was funded and matures on August 15, 2022 with a ten year amortization.

The variable rate senior notes provide for a floating interest rate that resets quarterly at rates that are indexed to the three-month London interbank offered rate ("LIBOR") plus 2.70%. The contractual interest rates for those notes ranged from 4.01% to 4.51% during the six months ended March 31, 2018, and from 3.44% to 4.01% during the year ended September 30, 2017. The weighted average contractual interest rates payable were 4.37% and 4.01% at March 31, 2018 and September 30, 2017, respectively.

Subordinated Notes

On August 10, 2017, the Company issued $15,000 of subordinated notes maturing on August 9, 2027. The proceeds of the notes were used by the Company for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation.

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

Debt Issuance Costs

Debt issuance costs, consisting primarily of investment banking and loan origination fees, of $380 were incurred in conjunction with the senior and the issuance of subordinated notes for the year ended September 30, 2017. The unamortized amount of debt issuance costs at March 31, 2018 and September 30, 2017 was $354 and $375. These debt issuance costs are included in other borrowings on the consolidated balance sheet.

Maturities of FHLB advances and other borrowings are as follows:

Fiscal years ending September 30,
2018	$85,000
2019	—
2020	—
2021	10,083
2022	4,718
Thereafter	14,678
$114,479

NOTE 6 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of March 31, 2018, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At March 31, 2018, 284,778 options had been granted under this plan to eligible participants. This plan was terminated on January 18, 2018.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of March 31, 2018, 89,183 restricted shares under this plan were granted. As of March 31, 2018, 181,000 options had been granted to eligible participants. As of January 18, 2018, no new awards will be granted under the 2008 Equity Incentive Plan.
Restricted shares granted to date under the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date, as determined by the

Board of Directors at issuance. Options granted to date under these plans vest pro rata over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan at the 2018 Annual Meeting of Stockholders. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of March 31, 2018, no restricted shares or options had been granted under this plan.
Compensation expense related to restricted stock awards from both the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan was $67 and $83 for the three and six months ended March 31, 2018, compared to $15 and $31 for the three and six months ended March 31, 2017.
Restricted Common Stock Award

	March 31, 2018		September 30, 2017
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of fiscal year	42,378	$12.07	23,159	$9.59
Granted	19,523	13.60	25,569	13.53
Vested	(1,014)	12.34	(6,350)	8.88
Forfeited	(11,847)	10.45	—	—
Unvested and outstanding fiscal to date	49,040	$13.09	42,378	$12.07
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to both plans for the three and six month periods ended March 31, 2018 was ($5) and $1, respectively. The compensation cost recognized for stock-based employee compensation related to both plans for the three and six month periods ended March 31, 2017, was $8 and $15, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2018
Outstanding at September 30, 2017	146,606	$9.45
Granted	8,000	13.60
Exercised	(6,042)	8.11
Forfeited or expired	(26,894)	—
Outstanding at March 31, 2018	121,670	$9.82	6.21
Exercisable at March 31, 2018	56,770	$7.76	3.49	$355
Fully vested and expected to vest	121,670	$9.82	6.21	$510
2017
Outstanding at September 30, 2016	140,706	$8.67
Granted	23,000	13.75
Exercised	(14,100)	8.27
Forfeited or expired	(3,000)	11.00
Outstanding at September 30, 2017	146,606	$9.45	6.68
Exercisable at September 30, 2017	57,712	$7.70	3.89	$361
Fully vested and expected to vest	146,606	$9.45	6.68	$659
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2018	2017
Intrinsic value of options exercised	$33	$69
Cash received from options exercised	$50	$114
Tax benefit realized from options exercised	$—	$—
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2018 and September 30, 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Investment securities:
U.S. government agency obligations	$36,916	$—	$36,916	$—
Obligations of states and political subdivisions	34,969	—	34,969	—
Mortgage-backed securities	41,069	—	41,069	—
Agency Securities	233	—	233	—
Corporate debt securities	5,127	—	5,127	—
Total	$118,314	$—	$118,314	$—
September 30, 2017
Investment securities:
U.S. government agency obligations	$18,041	$—	$18,041	$—
Obligations of states and political subdivisions	35,795	—	35,795	—
Mortgage-backed securities	36,474	—	36,474	—
Agency securities	230	—	230	—
Corporate debt securities	5,343		5,343
Total	$95,883	$—	$95,883	$—

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2018 and September 30, 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Foreclosed and repossessed assets, net	$7,080	$—	$—	$7,080
Impaired loans with allocated allowances	1,443	—	—	1,443
Mortgage servicing rights	2,213	—	—	2,213
Total	$10,736	$—	$—	$10,736
September 30, 2017
Foreclosed and repossessed assets, net	$6,017	$—	$—	$6,017
Impaired loans with allocated allowances	1,490	—	—	1,490
Mortgage servicing rights	1,951	—	—	1,951
Total	$9,458	$—	$—	$9,458
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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
March 31, 2018.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
March 31, 2018
Foreclosed and repossessed assets, net	$7,080	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$1,443	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$2,213	Discounted cash flows	Discounted rates	9.5% - 12.5%
September 30, 2017
Foreclosed and repossessed assets, net	$6,017	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$1,490	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$1,951	Discounted cash flows	Discounted rates	9.5% - 12.5%
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
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN and WFC acquisition approximates the fair value of the loans at March 31, 2018. The fair value of loans is considered to be a level 3 measurement.

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
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date and represents a level 1 measurement. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of fixed rate certificate accounts acquired through the CBN acquisition approximates the fair value of the certificates at March 31, 2018 and represents a level 3 measurement.
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

		March 31, 2018		September 30, 2017
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level 1)	$31,468	$31,468	$41,677	$41,677
Other interest-bearing deposits	(Level 1)	8,399	8,351	8,148	8,143
Securities available for sale "AFS"	See above	118,314	118,314	95,883	95,883
Securities held to maturity "HTM"	(Level II)	5,013	5,041	5,453	5,605
Non-marketable equity securities, at cost	(Level II)	7,707	7,707	7,292	7,292
Loans receivable, net	(Level III)	715,241	719,042	727,053	737,119
Loans held for sale	(Level II)	1,520	1,520	2,334	2,334
Mortgage servicing rights	(Level III)	1,849	2,213	1,886	1,951
Accrued interest receivable	(Level 1)	3,251	3,251	3,291	3,291
Financial liabilities:
Deposits	(Level III)	$748,615	$752,315	$742,504	$746,025
FHLB advances	(Level III)	85,000	84,985	90,000	89,998
Other borrowings	(Level 1)	29,479	29,479	30,319	30,319
Accrued interest payable	(Level 1)	289	289	227	227

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the six months ended March 31, 2018 and 2017:

	2018			2017
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized (losses) gains arising during the period	$(2,170)	$579	$(1,591)	$(2,140)	$856	$(1,284)
Less: reclassification adjustment for (losses) gains included in net income	(21)	5	(16)	29	(12)	17
Less: reclassification of certain deferred tax effects (1)	(137)	—	(137)	—	—	—
Other comprehensive loss	$(2,328)	$584	$(1,744)	$(2,111)	$844	$(1,267)
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1.
The changes in the accumulated balances for each component of other comprehensive income (loss) for the twelve months ended September 30, 2017 and the six months ended March 31, 2018 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Accumulated Comprehensive Income (Loss)
Balance, October 1, 2016	$614	$—	$614
Current year-to-date other comprehensive loss, net of tax	(881)	—	(881)
Ending balance, September 30, 2017	$(267)	$—	$(267)
Current year-to-date other comprehensive loss, net of tax	(1,744)	—	(1,744)
Ending balance, March 31, 2018	$(2,011)	$—	$(2,011)
Reclassifications out of accumulated other comprehensive income (loss) for the six months ended March 31, 2018 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—		Net gain on sale of available for sale securities
Realized losses on securities available			Total fair value adjustments and other-than-
for sale for OTTI write-down	(21)		temporary impairment
	(21)
Tax Effect	5		Provision for income taxes
Total reclassifications for the period	$(16)		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to income/loss.

Reclassifications out of accumulated other comprehensive income for the six months ended March 31, 2017 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$29		Net gain on sale of available for sale securities
Tax Effect	(12)		Provision for income taxes
Total reclassifications for the period	$17		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our Form 10-K for the fiscal year ended September 30, 2017, which was filed on December 13, 2017, and the following:

•	conditions in the financial markets and economic conditions generally;

•	the possibility of a deterioration in the residential real estate markets;

•	interest rate risk;

•	lending risk;

•	the sufficiency of loan allowances;

•	changes in the fair value or ratings downgrades of our securities;

•	competitive pressures among depository and other financial institutions;

•	our ability to realize the benefits of net deferred tax assets;

•	changes in federal or state tax laws;

•	our ability to maintain or increase our market share;

•	acts of terrorism and political or military actions by the United States or other governments;

•	legislative or regulatory changes or actions, or significant litigation, adversely affecting the Bank;

•	increases in FDIC insurance premiums or special assessments by the FDIC;

•	disintermediation risk;

•	our inability to obtain needed liquidity;

•	our ability to raise capital needed to fund growth or meet regulatory requirements;

•	the possibility that our internal controls and procedures could fail or be circumvented;

•	our ability to attract and retain key personnel;

•	our ability to keep pace with technological change;

•	cybersecurity risks;

•	risks posed by acquisitions and other expansion opportunities;

•	changes in accounting principles, policies or guidelines and their impact on financial performance;

•	restrictions on our ability to pay dividends; and

•	the potential volatility of our stock price.

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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2018, and our consolidated results of operations for the six months ended March 31, 2018, compared to the same period in the prior fiscal year for the six months ended March 31, 2017. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2017. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three and six month periods ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income as reported	$1,341	$934	$2,681	$1,874
EPS - basic, as reported	$0.23	$0.18	$0.46	$0.36
EPS - diluted, as reported	$0.23	$0.17	$0.45	$0.35
Cash dividends paid	$0.20	$0.16	$0.20	$0.16
Return on average assets (annualized)	0.58%	0.56%	0.57%	0.55%
Return on average equity (annualized)	7.39%	5.91%	7.31%	5.83%
Efficiency ratio, as reported (1)	78.65%	78.33%	77.02%	78.94%

(1)	The efficiency ratio is calculated as non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.
Key factors behind these results were:

•
Total loans were $721,128 at March 31, 2018, a decrease of $11,867, or 1.62%, from their balances at September 30, 2017, due primarily to limited one to four family portfolio originations more than offset by amortization and prepayments, as well as planned runoff of indirect loans partially offset by growth in the commercial loan portfolio. Total deposits were $748,615 at March 31, 2018, an increase of $6,111, or 0.82%, from their balances at September 30, 2017, largely due to growth in brokered certificate of deposit account balances.

•
Net loan charge-offs increased modestly from $233 for the six months ended March 31, 2017 to $255 for the six months ended March 31, 2018. Increased levels of commercial loans led to an increased provision for loan losses of $200 for the six month period ended March 31, 2018, compared to $0 for the six months ended March 31, 2017. Annualized net loan charge-offs as a percentage of average loans were 0.07% for the six months ended March 31, 2018, compared to 0.08% for the six months ended March 31, 2017.

•
The net interest margin of 3.42% for the six months ended March 31, 2018 represents an 8 bp increase from a net interest margin of 3.34% for the six months ended March 31, 2017, due to higher yields on earning assets.

•
Net interest income was $14,883 for the six month period ended March 31, 2018, an increase of $4,102 or 38.05% from the prior comparable six month period, largely due to the WFC acquisition and modest increase in margin discussed above.

•
Non-interest income increased from $2,369 for the six months ended March 31, 2017 to $3,614 for the six months ended March 31, 2018. Growth in non-interest income is being driven by the impact of the WFC acquisition which has resulted in higher deposit charges, greater interchange income and increased loan servicing income and loan fees and service charges due to gains on sale of residential loans.

•
Non-interest expense increased $3,896 for the six months ended March 31, 2018, compared to the six month period ended March 31, 2017. During the six months ended March 31, 2018, compensation and benefits costs increased $2,127 relative to the comparable prior year period, largely due to the expanded workforce, with average full time equivalent employees increasing from 154 to 215, year over year. All planned WFC staff reductions were realized by September 30, 2017. The current quarter operations reflect continued investment in our commercial lending platform, including the addition of four commercial bankers, which resulted in approximately $210,000 recorded in both the compensation and benefits and other non-interest expense line items on the Consolidated Statement of Operations. We expect this investment to increase net income in future periods. During the current six month period, occupancy expense decreased primarily due to 2017 branch closures. Amortization of intangible asset expense increased due to the premium paid for the core deposit intangible related to the WFC acquisition and the premium on the Wells Insurance Agency customer relationships for the current six month period ended March 31, 2018, compared to the same period in the prior year.

•
The Tax Cuts and Jobs Act of 2017 ("the Tax Act"), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income

Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. In the second quarter of fiscal 2018, we reviewed our analysis from first quarter and determined there were no material changes warranting any further adjustment.
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
Goodwill.

We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of March 31, 2018 which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of September 30, 2017.

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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of March 31, 2018, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and six month periods ended March 31, 2018 and 2017, respectively.

Net interest income was $7,356 and $14,883 for the three and six months ended March 31, 2018, compared to $5,224 and $10,781 for the three and six months ended March 31, 2017, respectively. The net interest margin for the three and six month periods ended March 31, 2018 was 3.40% and 3.42%, compared to 3.31% and 3.34% for the three and six month periods ended March 31, 2017.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $2,055 and $3,910 in net interest income for the three and six month periods ended March 31, 2018, compared to the comparable prior year period due to the acquisition of WFC, which resulted in larger average balances of loans, deposits and borrowings. The changes in the composition of interest earning assets resulted in an increase of $2,421 and $4,617 for the three and six month periods ended March 31, 2018, compared to the same periods in the prior year. Rate changes on interest earning assets increased net interest income by $392 and $660 for the three and six month periods ended March 31, 2018, compared to the same periods in the prior year. Rate changes on interest-bearing liabilities increased interest expense by $315 and $468 over the same periods in the prior year, resulting in a net increase of $77 and $192 in net interest income as a result of changes in interest rates due to competitive pricing during the three and six month periods ended March 31, 2018. Rate increases on investment securities are reflective of growth of and changes in the composition of the investment portfolio.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and six month periods ended March 31, 2018, and for the comparable prior year three and six month periods. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $882,602 and $880,127 for the three and six month periods ended March 31, 2018, and $649,084 and $656,509 for the three and six month periods ended March 31, 2017, respectively. Interest income on interest earning assets was $9,352 and $18,764 for the three and six month periods ended March 31, 2018, compared to $6,539 and $13,487 for the three and six month periods ended March 31, 2017, respectively. Interest income is comprised primarily of interest income on loans and interest income on investment securities adjusted for the tax benefit of tax-exempt securities. Interest income on loans was $8,540 and $17,260 for the three and six month periods ended March 31, 2018, compared to $6,072 and $12,602 for the six month periods ended March 31, 2017, respectively. The increase in loan interest income in the current year three and six month periods was primarily due to an increase in loans due to the WFC acquisition. Interest income on investment securities was $620 and $1,133 for the three and six month periods ended March 31, 2018 compared to $379 and $737 for the three and six month periods ended March 31, 2017, respectively.
Average interest-bearing liabilities were $783,399 and $781,791 for the three and six month periods ended March 31, 2018, compared to $565,245 and $570,563 for the three and six month periods ended March 31, 2017, respectively. Interest expense on interest-bearing liabilities was $1,996 and $3,881 for the three and six month periods ended March 31, 2018, compared to $1,315 and $2,706 for the three and six month periods ended March 31, 2017, respectively. Interest expense increased during the current three and six month periods compared to the comparable prior year periods, primarily due to increases in rates on FHLB advances and other borrowings.
For the three and six months ended March 31, 2018, interest expense on interest-bearing deposits increased $213 and $395, from volume and mix changes and decreased $13 and $112 from the impact of the rate environment, resulting in an aggregate increase of $200 and $283 in interest expense on interest-bearing deposits relative to March 31, 2017. Interest expense on FHLB advances and other borrowings increased $153 and $312 from volume and mix changes and increased $328 and $580 from the impact of the rate environment during the three and six month periods ended March 31, 2018 for an aggregate increase of $481 and $892 relative to the three and six month periods ended March 31, 2017.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$27,772	$62	0.91%	$17,695	$29	0.66%
Loans	725,601	8,540	4.77%	539,276	6,072	4.57%
Interest-bearing deposits	7,281	31	1.73%	745	4	2.18%
Investment securities (1)	113,943	620	2.39%	86,494	379	2.11%
Non-marketable equity securities, at cost	8,005	99	5.02%	4,874	55	4.58%
Total interest earning assets (1)	$882,602	$9,352	4.32%	$649,084	$6,539	4.13%
Average interest-bearing liabilities:
Savings accounts	$94,497	$28	0.12%	$45,199	$16	0.14%
Demand deposits	153,032	114	0.30%	52,647	61	0.47%
Money market	118,622	161	0.55%	124,389	127	0.41%
CD’s	265,621	863	1.32%	234,842	771	1.33%
IRA’s	33,688	84	1.01%	27,777	75	1.10%
Total deposits	665,460	1,250	0.76%	484,854	1,050	0.88%
FHLB Advances and other borrowings	117,939	746	2.57%	80,391	265	1.34%
Total interest-bearing liabilities	$783,399	$1,996	1.03%	$565,245	$1,315	0.94%
Net interest income		$7,356			$5,224
Interest rate spread			3.29%			3.19%
Net interest margin (1)			3.40%			3.31%
Average interest earning assets to average interest-bearing liabilities			1.13			1.15
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 24.5% for the quarter ended March 31, 2018 and 34% for the quarter ended March 31, 2017. The FTE adjustment to net interest income included in the rate calculations totaled $52 and $72 for the three months ended March 31, 2018 and March 31, 2017, respectively.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Six months ended March 31, 2018 compared to the six months ended March 31, 2017:

	Six months ended March 31, 2018			Six months ended March 31, 2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$27,659	$130	0.94%	$13,724	$41	0.60%
Loans	729,185	17,260	4.75%	550,611	12,602	4.59%
Interest-bearing deposits	7,546	63	1.67%	745	7	1.88%
Investment securities (1)	108,135	1,133	2.30%	86,439	737	2.04%
Non-marketable equity securities, at cost	7,602	178	4.70%	4,990	100	4.02%
Total interest earning assets (1)	$880,127	$18,764	4.30%	$656,509	$13,487	4.16%
Average interest-bearing liabilities:
Savings accounts	$95,570	$50	0.10%	$44,559	$33	0.15%
Demand deposits	150,060	203	0.27%	50,824	135	0.53%
Money market	120,356	328	0.55%	127,408	261	0.41%
CD’s	265,240	1,703	1.29%	240,433	1,585	1.32%
IRA’s	34,380	168	0.98%	28,419	155	1.09%
Total deposits	665,606	2,452	0.74%	491,643	2,169	0.88%
FHLB Advances and other borrowings	116,185	1,429	2.47%	78,920	537	1.36%
Total interest-bearing liabilities	$781,791	$3,881	1.00%	$570,563	$2,706	0.95%
Net interest income		$14,883			$10,781
Interest rate spread			3.30%			3.21%
Net interest margin (1)			3.42%			3.34%
Average interest earning assets to average interest-bearing liabilities			1.13			1.15
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 24.5% and 34% for the six months ended March 31, 2018 and March 31, 2017. The FTE adjustment to net interest income included in the rate calculations totaled $105 and $144 for the six months ended March 31, 2018 and March 31, 2017, respectively.
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

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$20	$13	$33
Loans	2,179	289	2,468
Interest-bearing deposits	29	(2)	27
Investment securities	155	86	241
Non-marketable equity securities, at cost	38	6	44
Total interest earning assets	2,421	392	2,813
Interest expense:
Savings accounts	15	(3)	12
Demand deposits	89	(36)	53
Money market accounts	(6)	40	34
CD’s	100	(8)	92
IRA’s	15	(6)	9
Total deposits	213	(13)	200
FHLB Advances and other borrowings	153	328	481
Total interest bearing liabilities	366	315	681
Net interest income	$2,055	$77	$2,132

Six months ended March 31, 2018 compared to the six months ended March 31, 2017.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$53	$36	$89
Loans	4,210	448	4,658
Interest-bearing deposits	58	(2)	56
Investment securities	238	158	396
Non-marketable equity securities, at cost	58	20	78
Total interest earning assets	4,617	660	5,277
Interest expense:
Savings accounts	31	(14)	17
Demand deposits	189	(121)	68
Money market accounts	(15)	82	67
CD’s	160	(42)	118
IRA’s	30	(17)	13
Total deposits	395	(112)	283
FHLB Advances and other borrowings	312	580	892
Total interest bearing liabilities	707	468	1,175
Net interest income	$3,910	$192	$4,102
Provision for Loan Losses. We determine our provision for loan losses (“provision”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. Within the last year, net charge-offs as a percent of loans, have decreased. However, we continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.
Net loan charge-offs for the six month period ended March 31, 2018 were $255, compared to $233, for the comparable prior year period. Annualized net charge-offs to average loans were 0.07% for the six month ended March 31, 2018, compared to 0.08% for the comparable period in the prior year. Non-accrual loans were $6,642 at March 31, 2018, compared to $7,452 at September 30, 2017. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a provision of $200 and $0 for the six month periods ended March 31, 2018 and March 31, 2017, respectively. Management believes that the provision taken for the current year six month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make adjustments to our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional provision in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three and six month periods ended March 31, 2018 and 2017, respectively.

	Three months ended March 31,			Six months ended March 31,
	2018	2017	% Change	2018	2017	% Change
Non-interest Income:
Service charges on deposit accounts	$430	$342	25.73%	$890	$740	20.27%
Interchange income	302	183	65.03%	608	372	63.44%
Loan servicing income	346	88	293.18%	674	143	371.33%
Gain on sale of mortgage loans	189	88	114.77%	483	284	70.07%
Loan fees and service charges	87	40	117.50%	241	322	(25.16)%
Insurance commission income	187	—	N/M	353	—	N/M
Settlement proceeds	—	283	(100.00)%	—	283	(100.00)%
(Losses) gains on available for sale securities	(21)	—	N/M	(21)	29	(172.41)%
Other	155	102	51.96%	386	196	96.94%
Total non-interest income	$1,675	$1,126	48.76%	$3,614	$2,369	52.55%
N/M means not meaningful
The increase of $88 and $150 in service charges on deposit accounts for the three and six month periods ended March 31, 2018 compared to the same periods in the previous year, was primarily due to an increase in checking account related service charges associated with the addition of accounts acquired in the WFC acquisition. Interchange income increased $119 and $236 during the three and six month periods ended March 31, 2018 compared to the three and six month periods ended March 31, 2017, due to higher volume and activity, also related to the addition of accounts acquired in the WFC acquisition. Loan servicing income, gain on sale of mortgage loans and loan fees and service charges increased during the three and six month periods ended March 31, 2018 , mainly due to an increase in secondary market fee income generated from customer mortgage activity and servicing income related to the WFC acquisition. Total non-interest income increased $549 and $1,245 during the current three and six month periods ended March 31, 2018 over the comparable prior year periods. Growth in non-interest income is being driven by the impact of the WFC acquisition which has resulted in higher deposit charges and increased loan fees and service charges.
Non-interest Expense. The following table reflects the various components of non-interest expense for the three and six month periods ended March 31, 2018 and 2017, respectively.

	Three months ended March 31,			Six months ended March 31,
	2018	2017	% Change	2018	2017	% Change
Non-interest Expense:
Compensation and benefits	$3,806	$2,630	44.71%	$7,361	$5,234	40.64%
Occupancy - net	761	563	35.17%	1,466	1,631	(10.12)%
Office	426	312	36.54%	864	593	45.70%
Data processing	733	454	61.45%	1,437	926	55.18%
Amortization of intangible assets	161	38	323.68%	323	81	298.77%
Amortization of mortgage servicing rights	76	—	N/M	166	—	N/M
Advertising, marketing and public relations	146	105	39.05%	295	168	75.60%
FDIC premium assessment	115	69	66.67%	257	152	69.08%
Professional services	323	435	(25.75)%	1,011	836	20.93%
Other	556	351	58.40%	1,066	729	46.23%
Total non-interest expense	$7,103	$4,957	43.29%	$14,246	$10,350	37.64%

Non-interest expense (annualized) / Average assets	3.07%	2.97%	3.37%	3.05%	3.10%	0.33%
N/M means not meaningful
During the three and six months ended March 31, 2018, most expense categories increased due to the WFC acquisition. Compensation and benefits costs increased $1,176 and $2,127 relative to the comparable prior year period, largely due to the expanded workforce, with average full time equivalent employees increasing from 154 to 215, year over year. All planned WFC staff reductions were realized by September 30, 2017. The current quarter operations reflect continued investment in our commercial lending platform, including the addition of four commercial bankers. This investment in commercial bankers, resulted in approximately $210,000 recorded in both the compensation and benefits and other non-interest expense line items on the Consolidated Statement of Operations during the current quarter. We expect this investment to increase net income in future periods. During the current six month period, occupancy expense decreased primarily due to the impact of four branch closures in the first quarter of fiscal 2017, including lease termination charges of $455, partially offset by increases from the acquisition of WFC in the fourth quarter of fiscal 2017. Data processing costs, which are primarily volume based, rose $511 between the six month periods predominantly attributable to the WFC acquisition and higher debit card processing costs and transaction volume. Advertising expense increased $41 and $127 over the comparable prior year period largely due to expanded branding efforts influencing additional marketing, promotions and media. Amortization of intangible assets expense increased for the current three and six month periods ended March 31, 2018, compared to the same periods in the prior year due to higher amortization resulting from premiums paid to acquire WFC's core deposits and Wells Insurance Agency customer relationships. Professional fees increased during the six month period ended March 31, 2018, due to one time special project costs in fiscal 2018, partially offset by lower audit costs. Total non-interest expense increased $3,896 for the six month period ended March 31, 2018, compared to the same period in the prior year.
Income Taxes. Income tax expense was $487 and $1,370 for the three and six months ended March 31, 2018, compared to $459 and $926 for the three and six months ended March 31, 2017, respectively. The effective tax rate increased from 33.1% to 33.8% for the six month periods ended March 31, 2017 and March 31, 2018, respectively.
The Tax Cuts and Jobs Act of 2017 ("the Tax Act"), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At March 31, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we have made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. The increase was partially offset by an approximately $135 reduction in income tax expense due to a lower corporate tax rate.

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
BALANCE SHEET ANALYSIS
Loans. Total loans outstanding, net of deferred loan fees and costs, decreased by $11,867, or 1.62%, to $721,128 as of March 31, 2018 from $732,995 at September 30, 2017. The following table reflects the composition, or mix of our loan portfolio at March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
	Amount	Percent	Amount	Percent
Real estate loans:
Residential real estate
One to four family	$209,044		229,563
Purchased HELOC loans	16,187		18,071
Commercial/agricultural real estate
Commercial real estate	187,735		159,962
Agricultural real estate	64,143		68,002
Multi-family real estate	38,389		26,228
Construction and land development	13,180		19,708
Total real estate loans	528,678	73.3%	521,534	71.2%
Non-real estate loans:
Consumer non-real estate
Originated indirect paper	73,599		85,732
Purchased indirect paper	22,665		29,555
Other Consumer	18,402		20,668
Commercial/agricultural loans
Commercial non-real estate	58,200		55,251
Agricultural non-real estate	23,529		23,873
Total non-real estate loans	196,395	27.2%	215,079	29.3%
Gross loans	725,073		736,613
Unearned net deferred fees and costs and loans in process	839	0.1%	1,471	0.2%
Unamortized discount on acquired loans	(4,784)	(0.6)%	(5,089)	(0.7)%
Total loans (net of unearned income and deferred expense)	721,128	100.0%	732,995	100.0%
Allowance for loan losses	(5,887)		(5,942)
Total loans receivable, net	$715,241		$727,053
At March 31, 2018, commercial/agricultural real estate loans increased $29,547 or 10.79% from their September 30, 2017 balance. Commercial/agricultural non-real estate loans increased $2,605 or 3.29% from their September 30, 2017 balance. These increases are a result of commercial loan origination growth. One to four family residential real estate loans, decreased $20,519 or 8.94% from their September 30, 2017 balances, as paydowns outpaced one to four family originations. Based on current amortization, payoffs and planned origination sales, we expect this balance to continue to decrease. Consumer indirect paper loans decreased $19,023 or 16.50% from their September 30, 2017 balances. The decrease in this portion of consumer non-real estate loans relates to the Company's decision to cease originating loan volume through its indirect dealer network in fiscal 2017 and the elimination of purchased indirect loan originations.

The following table shows the Bank's Community Banking loan portfolio, consisting of commercial banking business and consumer lending, and the Legacy loan portfolio, consisting of newly originated one to four family loans and indirect paper loans. The loan categories and amounts shown are the same as on the preceding page and are presented in a different format. We have added this table in this report to better help understand the Bank's loan trends.

	March 31, 2018	September 30, 2017	Change FTD
Community Banking Loan Portfolios:
Commercial/Agricultural real estate:
Commercial real estate	$187,735	$159,962	$27,773
Agricultural real estate	64,143	68,002	(3,859)
Multi-family real estate	38,389	26,228	12,161
Construction and land development	13,180	19,708	(6,528)
Commercial/Agricultural non-real estate:
Commercial non-real estate	58,200	55,251	2,949
Agricultural non-real estate	23,529	23,873	(344)
Residential real estate:
Purchased HELOC loans	16,187	18,071	(1,884)
Consumer non-real estate:
Other consumer	18,402	20,668	(2,266)
Total Community Banking Loan Portfolios	419,765	391,763	28,002

Legacy Loan Portfolios:
Residential real estate:
One to four family	209,044	229,563	(20,519)
Consumer non-real estate:
Originated indirect paper	73,599	85,732	(12,133)
Purchased indirect paper	22,665	29,555	(6,890)
Total Legacy Loan Portfolios	305,308	344,850	(39,542)
Gross loans	$725,073	$736,613	$(11,540)
The Community Banking loan portfolios reflect the Bank's strategy to grow its commercial banking business and consumer lending. The Legacy loan portfolios reflect the Bank's strategy to sell substantially all newly originated one to four family loans in the secondary market and the discontinuation of originated and purchased indirect paper loans, effective in the first quarter of fiscal 2017.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At March 31, 2018 and September 30, 2017, we had 270 and 134 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $26,034 and $7,510, respectively. Of the impaired loans, respectively, there were 24 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $1,530 for which $297 in specific ALL was recorded as of March 31, 2018.
At March 31, 2018, the ALL was $5,887, or 0.82% of our total loan portfolio, compared to ALL of $5,942, or 0.81% of the total loan portfolio at September 30, 2017. This level was based on our analysis of the loan portfolio risk at March 31, 2018, taking into account the factors discussed above. At March 31, 2018, the ALL was 0.84% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 0.84% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2017. We have established a separate restricted cash reserve account for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller or substituted with performing loans and as a result, the Bank records a charged off loan.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	March 31, 2018 and Six Months Then Ended	September 30, 2017 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$6,642	$7,452
Accruing loans past due 90 days or more	281	589
Total nonperforming loans (“NPLs”)	6,923	8,041
Other real estate owned	7,015	5,962
Other collateral owned	65	55
Total nonperforming assets (“NPAs”)	$14,003	$14,058
Troubled Debt Restructurings (“TDRs”)	$8,699	$5,851
Nonaccrual TDRs	$2,607	$621
Average outstanding loan balance	$729,185	$653,717
Loans, end of period	$721,128	$732,995
Total assets, end of period	$940,383	$940,664
ALL, at beginning of period	$5,942	$6,068
Loans charged off:
Residential real estate	(73)	(233)
Commercial/Agricultural real estate	(9)	(389)
Consumer non-real estate	(261)	(9)
Commercial/Agricultural non-real estate	—	—
Total loans charged off	(343)	(631)
Recoveries of loans previously charged off:
Residential real estate	17	14
Commercial/Agricultural real estate	—	—
Consumer non-real estate	70	171
Commercial/Agricultural non-real estate	1	1
Total recoveries of loans previously charged off:	88	186
Net loans charged off (“NCOs”)	(255)	(445)
Additions to ALL via provision for loan losses charged to operations	200	319
ALL, at end of period	$5,887	$5,942
Ratios:
ALL to NCOs (annualized)	1,154.31%	1,335.28%
NCOs (annualized) to average loans	0.07%	0.07%
ALL to total loans	0.82%	0.81%
NPLs to total loans	0.96%	1.10%
NPAs to total assets	1.49%	1.49%

An aging analysis of the Company’s originated and acquired loans as of March 31, 2018 and September 30, 2017, respectively, was as follows

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
March 31, 2018
Originated loans	$2,815	$1,460	$1,622	$5,898	$1,796	$214
Acquired loans	3,548	1,564	2,668	7,780	4,846	67
Total	$6,363	$3,025	$4,290	$13,678	$6,642	$281
September 30, 2017
Originated loans	$3,376	$725	$1,744	$5,845	$1,785	$458
Acquired loans	2,053	257	2,848	5,158	5,667	131
Total	$5,429	$982	$4,592	$11,003	$7,452	$589
Non-performing loans of $6,923 at March 31, 2018, which included $2,607 of non-accrual troubled debt restructured originated loans, reflected a decrease of $1,118 from the non-performing loans balance of $8,041 at September 30, 2017. The decrease was partially due to the resolution and pay down on a single large commercial credit account. Most of these non-performing loan relationships are secured primarily by collateral including residential real estate and commercial or agricultural assets.
Other real estate owned ("OREO") increased by $1,053, from $5,962 at September 30, 2017 to $7,015 at March 31, 2018. Other collateral owned increased $10 during the six months ended March 31, 2018 to $65 from the September 30, 2017 balance of $55. The increase in OREO was primarily due to the transfer into OREO of a closed branch, acquired from Wells Financial, partially offset by sales and writedowns on OREO properties.
Our non-performing assets were $14,003 at March 31, 2018, or 1.49% of total assets, compared to $14,058, or 1.49% of total assets at September 30, 2017. The increase in non-performing assets since September 30, 2017 was primarily due to the transfer into OREO of a closed branch, acquired from Wells Financial, partially offset by the impact of pay downs on non-performing loans.
Net charge offs for the six month period ended March 31, 2018 were $255, compared to $233 for the same prior year period. The ratio of annualized net charge-offs to average loans receivable was 0.07% for the six month period ended March 31, 2018, compared to 0.07% for the twelve months ended September 30, 2017.
Investment Securities. We manage our securities portfolio in an effort to enhance income and provide liquidity. Our investment portfolio is comprised of securities available for sale and securities held to maturity. The majority of the 2018 purchases were variable rate securities. The repricing term of the investment securities at March 31, 2018 was 4.1 years compared to 4.5 years at September 30, 2017.
Securities held to maturity were $5,013 at March 31, 2018, compared with $5,453 at September 30, 2017. Securities available for sale, which represent the majority of our investment portfolio, were $118,314 at March 31, 2018, compared with $95,883 at September 30, 2017. One agency security had an impairment charge of $21 recorded in the three and six months ended March 31, 2018. There were no impairment charges recorded in the six months ended March 31, 2017.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
March 31, 2018
U.S. government agency obligations	$37,928	$36,916
Obligations of states and political subdivisions	35,563	34,969
Mortgage backed securities	42,095	41,069
Agency securities	125	233
Corporate debt securities	5,377	5,127
Totals	$121,088	$118,314
September 30, 2017
U.S. government agency obligations	$18,454	$18,041
Obligations of states and political subdivisions	35,656	35,795
Mortgage backed securities	36,661	36,474
Agency securities	147	230
Corporate debt securities	5,410	5,343
Totals	$96,328	$95,883
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
March 31, 2018
Obligations of states and political subdivisions	$1,309	$1,306
Mortgage-backed securities	3,704	3,735
Totals	$5,013	$5,041
September 30, 2017
Obligations of states and political subdivisions	$1,311	$1,328
Mortgage-backed securities	4,142	4,277
Totals	$5,453	$5,605
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	March 31, 2018		September 30, 2017
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$80,022	$77,984	$55,115	$54,515
AAA	723	708	725	730
AA	26,551	26,115	26,405	26,474
A	11,296	11,049	7,776	7,876
BBB	—	—	3,618	3,579
Non-rated	2,496	2,458	2,689	2,709
Total available for sale securities	$121,088	$118,314	$96,328	$95,883

The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	March 31, 2018		September 30, 2017
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$3,704	$3,735	$4,142	$4,277
AAA	—	—	—	—
AA	—	—	—	—
A	959	957	961	969
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	349	350	359
Total	$5,013	$5,041	$5,453	$5,605
At March 31, 2018, securities with a market value of $2,336 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of March 31, 2018, this line of credit had a zero balance. The Bank has pledged U.S. Government Agency securities with a market value of $7,224, mortgage-backed securities with a market value of $25,802 and an interest bearing investment CD with a carrying value of $250 as collateral against specific municipal deposits. As of March 31, 2018, the Bank also has mortgage backed securities with a market value of $1,141 pledged as collateral to the Federal Home Loan Bank of Des Moines against the MPF Credit Enhancement fee.
Deposits. Deposits increased to $748,615 at March 31, 2018, from $742,504 at September 30, 2017. Noninterest bearing deposits increased to $79,945 at March 31, 2018, compared to $75,318 at September 30, 2017. Non-maturity deposits decreased to $447,467 or 59.77% of total deposits compared to $451,735 at September 30, 2017, or 60.84% of total deposits.
The following is a summary of deposits by type at March 31, 2018 and September 30, 2017, respectively:

	March 31, 2018	September 30, 2017
Non-interest bearing demand deposits	$79,945	$75,318
Interest bearing demand deposits	151,860	147,912
Savings accounts	100,363	102,756
Money market accounts	115,299	125,749
Certificate accounts	301,148	290,769
Total deposits	$748,615	$742,504
Deposits from closed branches, in markets that the Bank no longer competes in, decreased by $8,240 during the six months ended March 31, 2018, and total $44,218 as of March 31, 2018. This deposit balance decrease was primarily due to certificates of deposit account closures in the amount of $7,514 during the six months ended March 31, 2018.
Our objective is to grow deposits and build customer relationships in our core markets through our branch network, deposit product offerings, including Treasury Management, and providing excellent customer service. Management expects to continue to place emphasis on both retaining and generating additional deposits in 2018 through competitive pricing of deposit products, our branch delivery systems that have already been established and electronic banking.
Institutional certificates of deposit as a funding source decreased to $10,749 at March 31, 2018 from $14,402 as of September 30, 2017. Institutional certificates of deposit remain a part of our deposit mix as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $54,023 and $42,840 in brokered deposits at March 31, 2018 and September 30, 2017, with average yields of 1.59% and 1.24%, respectively. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. FHLB advances were $85,000 as of March 31, 2018 and $90,000 as of September 30, 2017, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment ,securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of March 31, 2018, is approximately $195,635.
The Bank had an outstanding balance of $14,000 with a rate of 1.82% on the FHLB variable rate overnight borrowings at March 31, 2018. The Bank had one long-term fixed rate advance from the FHLB with a contractual interest rate of 0.99% at March 31, 2018. All fixed rate advances from the FHLB mature on various dates through April 2018. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. The FHLB variable rate open line of credit and fixed rate advances are secured by $317,554 of real estate and commercial and industrial loans.

On May 16, 2016, the Company entered into a Loan Agreement evidencing an $11,000 term loan maturing on May 15, 2021, payable in sixteen consecutive quarterly principal installments beginning on August 15, 2017. Installment nos. 1 to 15, both inclusive, being in the amount of Three Hundred Five Thousand Five Hundred Fifty-Five and 56/100 Dollars ($305,555.56) each, and installment no. 16, a balloon payment, being for the entire then-unpaid principal balance, due and payable on May 15, 2021, if not paid sooner. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of Community Bank of Northern Wisconsin.
On May 30, 2017, the Company extended a $5,000 term loan facility for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation. On August 17, 2017, this term loan was funded and matures on August 15, 2022 with a ten year amortization.
The variable rate senior notes provide for a floating interest rate that resets quarterly at rates that are indexed to the three-month London interbank offered rate ("LIBOR") plus 2.70%. The contractual interest rates for those notes ranged from 4.01% to 4.51% during the six months ended March 31, 2018, and from 3.44% to 4.01% during the year ended September 30, 2017. The weighted average contractual interest rates payable were 4.37% and 4.01% at March 31, 2018 and September 30, 2017, respectively.
On August 10, 2017, the Company issued $15,000 of subordinated notes maturing on August 9, 2027. The proceeds of the loans were used by the Company for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation.
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
Stockholders’ Equity. Total stockholders’ equity was $73,509 at March 31, 2018, compared to $73,483 at September 30, 2017. Total stockholders’ equity increased by $26 during the six months ended March 31, 2018, primarily as a result of an increase in retained earnings due to net income of $2,681, stock based compensation related items of $133 and the reclassification of certain deferred tax affects in the amount of $137, partially offset by cash dividends paid to stockholders of $1,181 and unrealized losses on AFS securities of $1,744.
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay nonrenewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At March 31, 2018, our on-balance sheet liquidity ratio was 11.26%. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank's control, including general interest rates, economic conditions and competition. Although $179,672 of our $301,148 (59.66%) CD portfolio as of March 31, 2018 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank, Bankers’ Bank and First Tennessee Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of March 31, 2018, we have approximately $195,635 available under this arrangement, supported by loan collateral, as compared to $193,913 at September 30, 2017. We also maintain lines of credit of $1,533 with the Federal Reserve Bank, $5,000 with US Bank, $13,500 with Bankers’ Bank and $11,000 with First Tennessee Bank as part of our contingency funding plan.

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

Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2018, the Company had $112,773 in unused commitments, compared to $79,794 in unused commitments as of September 30, 2017.
Capital Resources. As of March 31, 2018, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2018 (Unaudited)
Total capital (to risk weighted assets)	$91,603,000	13.2%	$55,323,000	>=	8.0%	$69,154,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	85,716,000	12.4%	41,492,000	>=	6.0%	55,323,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	85,716,000	12.4%	31,119,000	>=	4.5%	44,950,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	85,716,000	9.3%	36,686,000	>=	4.0%	45,857,000	>=	5.0%
As of September 30, 2017 (Audited)
Total capital (to risk weighted assets)	$88,511,000	13.2%	$53,504,000	>=	8.0%	$66,880,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	82,569,000	12.4%	40,128,000	>=	6.0%	53,504,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	82,569,000	12.4%	30,096,000	>=	4.5%	43,472,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	82,569,000	9.2%	35,776,000	>=	4.0%	44,720,000	>=	5.0%

At March 31, 2018, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2018 (Unaudited)
Total capital (to risk weighted assets)	$80,837,000	11.7%	$55,323,000	>=	8.0%	$69,154,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	59,950,000	8.7%	41,492,000	>=	6.0%	55,323,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	59,950,000	8.7%	31,119,000	>=	4.5%	44,950,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	59,950,000	6.5%	36,686,000	>=	4.0%	45,857,000	>=	5.0%
As of September 30, 2017 (Audited)
Total capital (to risk weighted assets)	$79,889,000	12.0%	$53,504,000	>=	8.0%	$66,880,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	58,947,000	8.8%	40,128,000	>=	6.0%	53,504,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,947,000	8.8%	30,096,000	>=	4.5%	43,472,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,947,000	6.6%	35,776,000	>=	4.0%	44,720,000	>=	5.0%
At March 31, 2018, the Company was categorized as "Well Capitalized" under Prompt corrective Action Provisions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest earning assets and interest bearing liabilities. These policies are implemented by our Asset and Liability Management Committee (ALCO). The ALCO is comprised of members of the Bank's senior management and a member of the Board of Directors. The ALCO establishes guidelines for and monitors the volume and mix of our assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The Committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk and profitability goals for the Bank. The ALCO meets on a regularly scheduled basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the Committee recommends strategy changes, as appropriate, based on this review. The Committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a regularly scheduled basis.
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
The following table sets forth, at March 31, 2018 and September 30, 2017 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity ("EVE") resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of March 31, 2018 and September 30, 2017, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2018	At September 30, 2017

+300 bp	(18.3)%	(18.0)%
+200 bp	(10.0)%	(9.7)%
+100 bp	(3.1)%	(2.8)%
0 bp	—%	—%
-100 bp	(3.9)%	(5.3)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at March 31, 2018 and September 30, 2017.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2018	At September 30, 2017

+300 bp	(7.1)%	(9.6)%
+200 bp	(3.6)%	(5.7)%
+100 bp	(0.1)%	(2.0)%
0 bp		—%
-100 bp	0.6%	(1.0)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (The "Exchange Act")) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2018, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at reaching a level of reasonable assurance.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
On April 24, 2018, Associated Banc-Corp (“Associated”) commenced an action against the Bank  and Timothy Nelson in Pierce County, Wisconsin district court alleging misappropriation of trade secrets, civil theft, unjust enrichment and conversion in connection with the Bank’s intended opening of a branch in Ellsworth, Wisconsin, where it hired four individuals including Mr. Nelson.  The Complaint alleged that Mr. Nelson emailed to his wife’s email account a detailed customer lists of Associated and other alleged proprietary information before leaving Associated and going to work for the Bank.  The Complaint seeks an unspecified amount of damages and a temporary and permanent injunction.
On April 25, 2018, Associated brought a motion for temporary injunction requesting that the Court enjoin the Bank and Mr. Nelson from contacting or marketing to 1,094 customers identified on the customer lists the subject of the motion.  The Bank opposed the motion and denied the allegations against it.  On May 4, 2018, at the hearing on the temporary injunction the Court denied Associated’s motion for temporary injunction, and directed that the customer information be removed from Ms. Nelson’s email account.

Discovery and investigation into the damages claims is ongoing and the Bank intends to vigorously defend the claims.
On March 22, 2017, Paul Parshall, a Wells stockholder, filed a putative Class Action Complaint in the District Court of Faribault County, Minnesota (“Court”) captioned Paul Parshall v. Wells Financial Corp., et al. and docketed at 22-CV-17-79. The Complaint was subsequently amended on June 15, 2017. Named as Defendants were Wells, each of the current members of the Wells Board (“Individual Defendants”) and CCBI. The Amended Complaint asserts, inter alia, that the Individual Defendants breached their fiduciary duties. The Amended Complaint further asserts that Wells and CCBI aided and abetted the purported breaches of fiduciary duty. On September 27, 2017, the Court approved a Stipulation of Dismissal and entered its Order of Dismissal dismissing, with prejudice, the Litigation and all claims, demands or causes of action that were asserted, could have been asserted, or are held by the Plaintiff and without prejudice as to any absent members of the putative class. The Court retained jurisdiction to hear and rule upon an Application for Fees and Expenses that may be filed by Plaintiff’s counsel. Such Application, if any, was required to be filed by February 28, 2018, and Plaintiff's counsel did not file such Application by that date.
In the normal course of business, the Company and/or the Bank occasionally become involved in other various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.	RISK FACTORS
A detailed discussion of the Company's risk factors is disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K, for the fiscal year ended September 30, 2017. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business. With the exception of the following risk factors, there have been no material changes to the risk factors disclosed in our Form 10-K. The following additional risk factors have been added due to the implementation of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") enacted in December 2017:
Changes in federal or state tax laws could adversely affect our financial condition and results of operations. Our financial condition and results of operations are impacted by tax policy implemented at the federal and state level. The Tax Act was enacted in December 2017. Among other things, the Tax Act reduces the corporate federal income tax rate for the Company from 34 percent to 24.5 percent for 2018, and 21 percent for 2019, which would result in changes in the valuation of deferred tax asset and liabilities. We revalued our net deferred tax assets to account for the future impact of the lower corporate tax rates. We cannot predict whether any other tax legislation will be enacted in the future or whether any such changes to existing federal or state tax law would have a material adverse effect on our financial condition and results of operations. We continue to evaluate the impact the Tax Act and other potential tax reform proposals may have on our financial conduction and results of operations.
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
We cannot predict whether any other tax legislation will be enacted in the future or whether any such changes to existing federal or state tax law would have a material adverse effect on our business, financial condition and results of operations. We continue to evaluate the impact the Tax Act and other potential tax reform proposals may have on our business, financial conduction and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
(a) Exhibits

10.1
Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on March 30, 2018 (File No. 333-224042)).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: May 14, 2018	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: May 14, 2018	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer