Form 10-Q
period 2018-06-30
Citizens Community Bancorp Inc.
filed 2018-08-10
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At August 10, 2018 there were 5,914,379 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2018 (unaudited) and September 30, 2017
(derived from audited financial statements)
(in thousands, except share and per share data)

	June 30, 2018	September 30, 2017
Assets
Cash and cash equivalents	$27,731	$41,677
Other interest-bearing deposits	8,160	8,148
Securities available for sale	119,702	95,883
Securities held to maturity	4,809	5,453
Non-marketable equity securities, at cost	6,862	7,292
Loans receivable	761,087	732,995
Allowance for loan losses	(6,458)	(5,942)
Loans receivable, net	754,629	727,053
Loans held for sale	1,778	2,334
Mortgage servicing rights	1,841	1,886
Office properties and equipment, net	9,947	9,645
Accrued interest receivable	3,306	3,291
Intangible assets	4,966	5,449
Goodwill	10,444	10,444
Foreclosed and repossessed assets, net	5,392	6,017
Bank owned life insurance ("BOLI")	11,581	11,343
Other assets	3,922	4,749
TOTAL ASSETS	$975,070	$940,664

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$744,536	$742,504
Federal Home Loan Bank advances	58,000	90,000
Other borrowings	29,059	30,319
Other liabilities	8,264	4,358
Total liabilities	839,859	867,181

Stockholders’ equity:
Preferred stock - $0.01 par value, $130.00 per share liquidation, 1,000,000 shares authorized, 500,000 shares issued and outstanding	61,289	—
Common stock— $0.01 par value, authorized 30,000,000; 5,914,379; and 5,888,816 shares issued and outstanding, respectively	59	59
Additional paid-in capital	63,850	63,383
Retained earnings	12,904	10,764
Unearned deferred compensation	(716)	(456)
Accumulated other comprehensive loss	(2,175)	(267)
Total stockholders’ equity	135,211	73,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$975,070	$940,664
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended June 30, 2018 and 2017
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest and dividend income:
Interest and fees on loans	$8,865	$6,030	$26,125	$18,632
Interest on investments	905	591	2,409	1,476
Total interest and dividend income	9,770	6,621	28,534	20,108
Interest expense:
Interest on deposits	1,432	1,035	3,884	3,204
Interest on FHLB borrowed funds	412	164	987	500
Interest on other borrowed funds	446	107	1,300	308
Total interest expense	2,290	1,306	6,171	4,012
Net interest income before provision for loan losses	7,480	5,315	22,363	16,096
Provision for loan losses	650	—	850	—
Net interest income after provision for loan losses	6,830	5,315	21,513	16,096
Non-interest income:
Service charges on deposit accounts	413	325	1,303	1,065
Interchange income	338	203	946	575
Loan servicing income	337	62	1,011	205
Gain on sale of mortgage loans	226	206	709	490
Loan fees and service charges	116	96	357	418
Insurance commission income	187	—	540	—
Settlement proceeds	—	—	—	283
Gains (losses) on available for sale securities	4	—	(17)	29
Other	146	99	532	295
Total non-interest income	1,767	991	5,381	3,360
Non-interest expense:
Compensation and related benefits	3,840	2,395	11,201	7,629
Occupancy	733	565	2,199	2,196
Office	417	304	1,281	897
Data processing	720	476	2,157	1,402
Amortization of intangible assets	161	38	484	119
Amortization of mortgage servicing rights	84	—	250	—
Advertising, marketing and public relations	185	75	480	243
FDIC premium assessment	94	79	351	231
Professional services	735	382	1,746	1,218
Loss (gain) on repossessed assets, net	450	(11)	464	(16)
Other	455	316	1,507	1,050
Total non-interest expense	7,874	4,619	22,120	14,969
Income before provision for income taxes	723	1,687	4,774	4,487
Provision for income taxes	220	604	1,590	1,530
Net income attributable to common stockholders	$503	$1,083	$3,184	$2,957
Per share information:
Basic earnings	$0.09	$0.21	$0.54	$0.56
Diluted earnings	$0.08	$0.20	$0.52	$0.56
Cash dividends paid	$—	$—	$0.20	$0.16
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Nine months ended June 30, 2018 and 2017
(in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income attributable to common stockholders	$503	$1,083	$3,184	$2,957
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized losses arising during period	(164)	514	(1,755)	(770)
Reclassification adjustment for (losses) gains included in net income	—	—	(16)	17
Other comprehensive loss	(164)	514	(1,771)	(753)
Comprehensive income	$339	$1,597	$1,413	$2,204
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended June 30, 2018
(in thousands, except shares and per share data)

				Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock		Preferred Stock
	Shares	Amount	Amount
Balance, October 1, 2017	5,888,816	$59	$—	$63,383	$10,764	$(456)	$(267)	$73,483
Net income					3,184			3,184
Preferred stock issued net of costs			61,289					61,289
Reclassification of certain deferred tax effects (1)					137		(137)	—
Other comprehensive loss, net of tax							(1,771)	(1,771)
Forfeiture of unvested shares	(11,847)			(124)		124		—
Surrender of restricted shares of common stock	(1,809)			(25)				(25)
Restricted Common stock awarded under the equity incentive plan	33,230			561		(561)		—
Common stock repurchased	(53)			(1)				(1)
Common stock options exercised	6,042			50				50
Stock option expense				6				6
Amortization of restricted stock						177		177
Cash dividends ($0.20 per share)					(1,181)			(1,181)
Balance, June 30, 2018	5,914,379	$59	$61,289	$63,850	$12,904	$(716)	$(2,175)	$135,211
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1.
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended June 30, 2018 and 2017
(in thousands)

	Nine Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income attributable to common stockholders	$3,184	$2,957
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	736	575
Depreciation	749	674
Provision for loan losses	850	—
Net realized loss (gain) on sale of securities	17	(29)
Amortization of intangible assets	484	119
Amortization of restricted stock	177	48
Net stock based compensation expense	6	23
(Gain) loss on sale of office properties and equipment	(4)	2
Provision for deferred income taxes	137	456
Net loss (gain) from disposals of foreclosed properties	489	(16)
Provision for valuation allowance on foreclosed properties	—	—
Gain on sale of loans held for sale, net	(709)	(490)
Proceeds from sale of loans held for sale	37,989	19,530
Origination of loans held for sale	(29,689)	(19,857)
Decrease (increase) in accrued interest receivable and other assets	1,952	319
Decrease in other liabilities	3,906	(1,755)
Total adjustments	17,090	(401)
Net cash provided by operating activities	20,274	2,556
Cash flows from investing activities:
Purchase of investment securities	(34,123)	(16,239)
Purchase of bank owned life insurance	—	(3,500)
Net increase in interest-bearing deposits	(12)	(250)
Proceeds from sale of securities available for sale	31	10,644
Principal payments on investment securities	7,609	6,458
Proceeds from sale of non-marketable equity securities	8,114	953
Purchase of non-marketable equity securities	(7,684)	(417)
Proceeds from sale of foreclosed properties	2,171	713
Net (increase) decrease in loans	(36,741)	53,888
Net capital expenditures	(2,562)	(366)
Net cash received from sale of office properties	73	7
Net cash (used in) provided by investing activities	(63,124)	51,891
Cash flows from financing activities:
Net (decrease) increase in Federal Home Loan Bank advances	(32,000)	8,609
Decrease in other borrowings	(1,260)	—
Net increase (decrease) in deposits	2,032	(38,544)
Proceeds from sale of preferred stock, net of costs	61,289	—
Surrender of restricted shares of common stock	(25)	(17)
Exercise of common stock options	50	67
Repurchase shares of common stock	(1)	(16)
Cash dividends paid	(1,181)	(843)
Net cash provided by (used in) financing activities	28,904	(30,744)
Net (decrease) increase in cash and cash equivalents	(13,946)	23,703
Cash and cash equivalents at beginning of period	41,677	10,046
Cash and cash equivalents at end of period	$27,731	$33,749

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$3,907	$3,172
Interest on borrowings	$2,119	$584
Income taxes	$920	$979
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$591	$543
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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers in Wisconsin, Minnesota and Michigan through 22 branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, agricultural operators and consumers, including one to four family residential mortgages.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date as of June 30, 2018 and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
On August 18, 2017, the Company completed its merger with Wells Financial Corporation ("WFC"), pursuant to the merger agreement, dated March 17, 2017. At that time, the separate corporate existence of WFC ceased, and the Company survived the merger. In connection with the merger, the Company caused Wells Federal Bank to merge with and into the Bank, with the Bank surviving the merger. The merger expands the Bank's market share in Mankato and southern Minnesota, and added seven branch locations along with expanded services through Wells Insurance Agency, Inc. and loan servicing.
On June 20, 2018, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with United Bancorporation (“Parent”) and its wholly-owned subsidiary, United Bank, a Wisconsin chartered bank (“United Bank”), pursuant to which the Company will, subject to the terms and conditions set forth therein, acquire 100% of the common stock of United Bank (the “Acquisition”) for approximately $50.7 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. At the closing of the Acquisition, United Bank will become a wholly-owned subsidiary of the Company. Immediately following the closing of the Acquisition, the Company intends to merge United Bank with and into the Bank.
On June 20, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with each of a limited number of institutional and other accredited investors, including certain officers and directors of the Company (collectively the “Purchasers”), pursuant to which the Company sold an aggregate of 500,000 shares of the Company’s 8.00% Series A Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, par value $0.01 per share, (the “Series A Preferred Stock”), in a private placement (the “Private Placement”) at $130.00 per share, for aggregate gross proceeds of $65 million. The Securities Purchase Agreement contains customary representations, warranties, and covenants of the Company and the Purchasers.
Each share of Series A Preferred Stock will be mandatorily convertible into ten shares of common stock following receipt of stockholder approval of the issuance of the shares of common stock into which the Series A Preferred Stock is expected to be converted.  The Company has scheduled a special meeting of stockholders on September 25, 2018 for purposes of a stockholder vote regarding approval of issuance of the shares of common stock into which the Series A Preferred Stock is expected to be converted.

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
The Tax Cuts and Jobs Act of 2017 ("the Tax Act"), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. In the second and third quarter of fiscal 2018, we reviewed our analysis from first quarter and determined there were no material changes warranting any further adjustment.
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

Revenue Recognition - The Company recognizes revenue in the consolidated statements of operations as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes fees from brokerage and advisory service, insurance commission, deposit accounts, merchant services, ATM and debit card fees, mortgage banking activities, and other miscellaneous services and transactions. Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The

Company also receives contingent commissions from insurance companies which are based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the Company. Contingent commissions from insurance companies are recognized when determinable. Commission revenue is included in non-interest insurance commission income in the consolidated statement of operations.
Earnings Per Share – Basic earnings per common share is net income or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable during the period, consisting of stock options outstanding under the Company’s stock incentive plans that have an exercise price that is less than the Company's stock price on the reporting date and the Series A Preferred Stock which is mandatorily convertible into ten shares of common stock following receipt of stockholder approval of the issuance of the shares of common stock into which the Series A Preferred Stock is expected to be converted. .
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of June 30, 2018 and September 30, 2017, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
U.S. government agency obligations	$37,067	$7	$1,088	$35,986
Obligations of states and political subdivisions	35,518	18	558	34,978
Mortgage-backed securities	44,653	24	1,214	43,463
Agency securities	104	119	—	223
Corporate debt securities	5,360	—	308	5,052
Total available for sale securities	$122,702	$168	$3,168	$119,702

September 30, 2017
U.S. government agency obligations	$18,454	$35	$448	$18,041
Obligations of states and political subdivisions	35,656	270	131	35,795
Mortgage-backed securities	36,661	124	311	36,474
Agency Securities	147	83	—	230
Corporate debt securities	5,410	—	67	5,343
Total available for sale securities	$96,328	$512	$957	$95,883

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Obligations of states and political subdivisions	$1,308	$—	$1	$1,307
Mortgage-backed securities	3,501	44	25	3,520
Total held to maturity securities	$4,809	$44	$26	$4,827

September 30, 2017
Obligations of states and political subdivisions	$1,311	$17	$—	$1,328
Mortgage-backed securities	4,142	136	1	4,277
Total held to maturity securities	$5,453	$153	$1	$5,605
As of June 30, 2018, the Bank has pledged U.S. Government Agency securities with a market value of $2,191 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of June 30, 2018, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2018, the Bank has pledged U.S. Government Agency securities with a market value of $5,490, mortgage-backed securities with a market value of $22,779 and interest bearing investment CD's with a carrying value of $746 as collateral against specific municipal deposits.

The estimated fair value of securities at June 30, 2018 and September 30, 2017, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	June 30, 2018		September 30, 2017
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,663	$1,657	$160	$160
Due after one year through five years	17,493	17,331	15,008	15,056
Due after five years through ten years	41,136	39,826	30,586	30,330
Due after ten years	17,653	17,202	13,766	13,633
	$77,945	$76,016	$59,520	$59,179
Mortgage backed securities	44,653	43,463	36,661	36,474
Securities without contractual maturities	104	223	147	230
Total available for sale securities	$122,702	$119,702	$96,328	$95,883

	June 30, 2018		September 30, 2017
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,308	$1,307	$1,311	$1,328
Mortgage backed securities	3,501	3,520	4,142	4,277
Total held to maturity securities	$4,809	$4,827	$5,453	$5,605

Securities with unrealized losses at June 30, 2018 and September 30, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2018
U.S. government agency obligations	$25,149	$358	$10,281	$730	$35,430	$1,088
Obligations of states and political subdivisions	26,592	390	3,666	168	30,258	558
Mortgage backed securities	30,404	753	8,885	461	39,289	1,214
Corporate debt securities	5,052	308	—	—	5,052	308
Total	$87,197	$1,809	$22,832	$1,359	$110,029	$3,168
September 30, 2017
U.S. government agency obligations	$8,296	$186	$6,932	$262	$15,228	$448
Obligations of states and political subdivisions	8,170	62	3,701	69	11,871	131
Mortgage backed securities	14,167	96	9,753	215	23,920	311
Corporate debt securities	5,343	67	—	—	5,343	67
Total	$35,976	$411	$20,386	$546	$56,362	$957

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2018
Obligations of states and political subdivisions	$1,132	$1	$—	$—	$1,132	$1
Mortgage-backed securities	2,409	25	—	—	2,409	25
Total	$3,541	$26	$—	$—	$3,541	$26
September 30, 2017
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	406	1	—	—	406	1
Total	$406	$1	$—	$—	$406	$1

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

Below is a summary of originated and acquired loans by type and risk rating as of June 30, 2018:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$119,680	$—	$2,348	$—	$—	$122,028
Purchased HELOC loans	15,237	—	—	—	—	15,237
Commercial/Agricultural real estate:
Commercial real estate	156,560	200	—	—	—	156,760
Agricultural real estate	22,709	530	500	—	—	23,739
Multi-family real estate	42,230	—	130	—	—	42,360
Construction and land development	11,212	—	—	—	—	11,212
Consumer non-real estate:
Originated indirect paper	66,649	—	142	—	—	66,791
Purchased indirect paper	19,801	—	—	—	—	19,801
Other Consumer	15,444	—	105	—	—	15,549
Commercial/Agricultural non-real estate:
Commercial non-real estate	58,620	—	17	—	—	58,637
Agricultural non-real estate	15,360	960	472	—	—	16,792
Total originated loans	$543,502	$1,690	$3,714	$—	$—	$548,906
Acquired Loans:
Residential real estate:
One to four family	$78,392	$—	$1,936	$—	$—	$80,328
Commercial/Agricultural real estate:
Commercial real estate	46,926	2,046	2,794	—	—	51,766
Agricultural real estate	42,921	903	3,318	—	—	47,142
Multi-family real estate	3,158	—	189	—	—	3,347
Construction and land development	3,548	—	498	—	—	4,046
Consumer non-real estate:
Other Consumer	3,485	—	29	—	—	3,514
Commercial/Agricultural non-real estate:
Commercial non-real estate	14,547	253	1,326	—	—	16,126
Agricultural non-real estate	9,192	182	200	—	—	9,574
Total acquired loans	$202,169	$3,384	$10,290	$—	$—	$215,843
Total Loans:
Residential real estate:
One to four family	$198,072	$—	$4,284	$—	$—	$202,356
Purchased HELOC loans	15,237	—	—	—	—	15,237
Commercial/Agricultural real estate:
Commercial real estate	203,486	2,246	2,794	—	—	208,526
Agricultural real estate	65,630	1,433	3,817	—	—	70,881
Multi-family real estate	45,388	—	319	—	—	45,707
Construction and land development	14,760	—	498	—	—	15,258
Consumer non-real estate:
Originated indirect paper	66,649	—	142	—	—	66,791
Purchased indirect paper	19,801	—	—	—	—	19,801
Other Consumer	18,929	—	134	—	—	19,063
Commercial/Agricultural non-real estate:
Commercial non-real estate	73,167	253	1,342	—	—	74,763
Agricultural non-real estate	24,552	1,142	672	—	—	26,366
Gross loans	$745,671	$5,074	$14,004	$—	$—	$764,749
Less:
Unearned net deferred fees and costs and loans in process						693
Unamortized discount on acquired loans						(4,355)
Allowance for loan losses						(6,458)
Loans receivable, net						$754,629

Below is a summary of originated loans by type and risk rating as of September 30, 2017:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$130,837	$—	$1,543	$—	$—	$132,380
Purchased HELOC loans	18,071	—	—	—	—	18,071
Commercial/Agricultural real estate:
Commercial real estate	96,953	49	153	—	—	97,155
Agricultural real estate	10,051	497	80	—	—	10,628
Multi-family real estate	24,338	—	148	—	—	24,486
Construction and land development	12,399	—	—	—	—	12,399
Consumer non-real estate:
Originated indirect paper	85,330	8	394	—	—	85,732
Purchased indirect paper	29,555	—	—	—	—	29,555
Other Consumer	14,361	—	135	—	—	14,496
Commercial/Agricultural non-real estate:
Commercial non-real estate	35,102	—	96	—	—	35,198
Agricultural non-real estate	10,798	708	987	—	—	12,493
Total originated loans	$467,795	$1,262	$3,536	$—	$—	$472,593
Acquired Loans:
Residential real estate:
One to four family	$94,932	$873	$1,378	$—	$—	$97,183
Commercial/Agricultural real estate:						—
Commercial real estate	57,795	1,814	3,198	—	—	62,807
Agricultural real estate	51,516	266	5,592	—	—	57,374
Multi-family real estate	1,519	—	223	—	—	1,742
Construction and land development	6,739	—	570	—	—	7,309
Consumer non-real estate:						—
Other Consumer	6,130	—	42	—	—	6,172
Commercial/Agricultural non-real estate:						—
Commercial non-real estate	18,257	372	1,424	—	—	20,053
Agricultural non-real estate	11,259	28	93	—	—	11,380
Total acquired loans	$248,147	$3,353	$12,520	$—	$—	$264,020
Total Loans:
Residential real estate:
One to four family	$225,769	$873	$2,921	$—	$—	$229,563
Purchased HELOC loans	18,071	—	—	—	—	18,071
Commercial/Agricultural real estate:				—	—
Commercial real estate	154,748	1,863	3,351	—	—	159,962
Agricultural real estate	61,567	763	5,672	—	—	68,002
Multi-family real estate	25,857	—	371	—	—	26,228
Construction and land development	19,138	—	570	—	—	19,708
Consumer non-real estate:				—	—
Originated indirect paper	85,330	8	394	—	—	85,732
Purchased indirect paper	29,555	—	—	—	—	29,555
Other Consumer	20,491	—	177	—	—	20,668
Commercial/Agricultural non-real estate:				—	—
Commercial non-real estate	53,359	372	1,520	—	—	55,251
Agricultural non-real estate	22,057	736	1,080	—	—	23,873
Gross loans	$715,942	$4,615	$16,056	$—	$—	$736,613
Less:
Unearned net deferred fees and costs and loans in process						1,471
Unamortized discount on acquired loans						(5,089)
Allowance for loan losses						(5,942)
Loans receivable, net						$727,053

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Nine Months Ended June 30, 2018:
Allowance for Loan Losses:
Beginning balance, October 1, 2017	$1,458	$2,523	$936	$897	$128	$5,942
Charge-offs	(78)	(1)	(265)	(5)	—	(349)
Recoveries	46	—	93	12	—	151
Provision	—	455	35	130	—	620
Allowance allocation adjustment	(351)	54	(112)	(22)	151	(280)
Total allowance on originated loans	1,075	3,031	687	1,012	279	6,084
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:	—	—	—	—	—	—
Beginning balance, October 1, 2017	—	—	—	—	—	—
Charge-offs	(42)	(73)	(30)	—	—	(145)
Recoveries	6	—	3	—	—	9
Provision	70	120	25	15	—	230
Allowance allocation adjustment	114	83	65	18	—	280
Total allowance on other acquired loans	148	130	63	33	—	374
Total Allowance on acquired loans	148	130	63	33	—	374
Ending balance, June 30, 2018	$1,223	$3,161	$750	$1,045	$279	$6,458
Allowance for Loan Losses at June 30, 2018:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$191	$—	$25	$25	$—	$241
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,032	$3,161	$725	$1,020	$279	$6,217
Loans Receivable as of June 30, 2018:						—
Ending balance of originated loans	$137,265	$234,071	$102,141	$75,429	$—	$548,906
Ending balance of purchased credit-impaired loans	456	7,558	—	1,612	—	9,626
Ending balance of other acquired loans	79,872	98,743	3,514	24,088	—	206,217
Ending balance of loans	$217,593	$340,372	$105,655	$101,129	$—	$764,749
Ending balance: individually evaluated for impairment	$7,668	$8,228	$397	$2,472	$—	$18,765
Ending balance: collectively evaluated for impairment	$209,925	$332,144	$105,258	$98,657	$—	$745,984

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Nine months ended June 30, 2017:
Allowance for Loan Losses:
Beginning balance, October 1, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Charge-offs	(159)	—	(294)	(9)	—	(462)
Recoveries	8	—	141	1	—	150
Provision	—	—	—	—	—	—
Allowance allocation adjustment	(427)	461	(234)	88	112	—
Total Allowance on originated loans	$1,461	$2,344	$1,079	$732	$140	$5,756
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	—	—	—	—	—	—
Ending balance, June 30, 2017	$1,461	$2,344	$1,079	$732	$140	$5,756
Allowance for Loan Losses at June 30, 2017:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$203	$—	$32	$6	$—	$241
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,258	$2,344	$1,047	$726	$140	$5,515
Loans Receivable as of June 30, 2017:
Ending balance of originated loans	$136,527	$123,183	$141,984	$34,521	$—	$436,215
Ending balance of purchased credit-impaired loans	247	1,813	4	905	—	2,969
Ending balance of other acquired loans	19,961	46,310	411	13,537	—	80,219
Ending balance of loans	$156,735	$171,306	$142,399	$48,963	$—	$519,403
Ending balance: individually evaluated for impairment	$4,170	$266	$551	$659	$—	$5,646
Ending balance: collectively evaluated for impairment	$152,565	$171,040	$141,848	$48,304	$—	$513,757
The Bank has originated substantially all loans currently recorded on the Company’s accompanying Consolidated Balance Sheet, except as noted below.
In February 2016, the Bank selectively purchased loans from Central Bank in Rice Lake and Barron, Wisconsin in the amount of $16,363. In May 2016, the Bank acquired loans from Community Bank of Northern Wisconsin ("CBN"), headquartered in Rice Lake, Wisconsin totaling $111,740. In August 2017, the Bank acquired loans from Wells Federal, headquartered in Wells, Minnesota totaling $189,077.
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party on an ongoing basis. As part of the servicer agreement entered into in connection with this purchase agreement, the third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. Pursuant to the ongoing loan purchase agreement, a restricted reserve account was established at 3% of the outstanding consumer loan balances purchased up to a maximum of $1,000, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any purchased loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. During the first quarter of fiscal 2015, the Board of Directors increased the limit of these purchased consumer loans to a maximum of $50,000. As of September 30, 2017, new purchases from this third party were terminated. As of June 30, 2018, the balance of these purchased consumer loans was $19,801 compared to $29,555 as of September 30, 2017. The balance in the cash reserve account at June 30, 2018 was $622, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, the Company has not charged off or experienced losses related to the purchased loans.
The weighted average rate earned on these purchased consumer loans was 4.20% as of June 30, 2018.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Residential Real Estate		Commercial/Agriculture Real Estate Loans		Consumer non-Real Estate		Commercial/Agriculture non-Real Estate		Totals
	June 30, 2018	September 30, 2017	June 30, 2018	September 30, 2017	June 30, 2018	September 30, 2017	June 30, 2018	September 30, 2017	June 30, 2018	September 30, 2017
Performing loans
Performing TDR loans	$3,481	$3,085	$1,663	$1,890	$122	$167	$496	$88	$5,762	$5,230
Performing loans other	211,871	242,198	335,972	268,619	105,305	131,695	98,502	77,213	751,650	719,725
Total performing loans	215,352	245,283	337,635	270,509	105,427	131,862	98,998	77,301	757,412	724,955

Nonperforming loans (1)
Nonperforming TDR loans	508	593	540	—	17	28	1,383	—	2,448	621
Nonperforming loans other	1,733	1,758	2,197	3,391	211	447	748	1,823	4,889	7,419
Total nonperforming loans	2,241	2,351	2,737	3,391	228	475	2,131	1,823	7,337	8,040
Total loans	$217,593	$247,634	$340,372	$273,900	$105,655	$132,337	$101,129	$79,124	$764,749	$732,995

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s residential real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of June 30, 2018 and September 30, 2017, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
June 30, 2018
Residential real estate:
One to four family	$2,966	$906	$1,352	$5,224	$197,132	$202,356	$1,681	$560
Purchased HELOC loans	404	—	—	404	14,833	15,237	—	—
Commercial/Agricultural real estate:
Commercial real estate	865	—	197	1,062	207,464	208,526	400	—
Agricultural real estate	975	949	2,210	4,134	66,747	70,881	2,210	—
Multi-family real estate	—	—	130	130	45,577	45,707	130	—
Construction and land development	220	—	85	305	14,953	15,258	123	—
Consumer non-real estate:
Originated indirect paper	169	20	27	216	66,575	66,791	45	5
Purchased indirect paper	410	205	136	751	19,050	19,801	—	135
Other Consumer	198	28	18	244	18,819	19,063	33	10
Commercial/Agricultural non-real estate:
Commercial non-real estate	1,061	165	181	1,407	73,356	74,763	1,257	—
Agricultural non-real estate	785	155	581	1,521	24,845	26,366	748	—
Total	$8,053	$2,428	$4,917	$15,398	$749,351	$764,749	$6,627	$710
September 30, 2017
Residential real estate:
One to four family	$2,811	$393	$1,228	$4,432	$225,131	$229,563	$2,200	$151
Purchased HELOC loans	$250	—	—	250	17,821	18,071	—	—
Commercial/Agricultural real estate:
Commercial real estate	332	70	282	684	159,278	159,962	572	—
Agricultural real estate	57	—	2,405	2,462	65,540	68,002	2,723	96
Multi-family real estate	—	—	—	—	26,228	26,228	—	—
Construction and land development	—	—	—	—	19,708	19,708	—	—
Consumer non-real estate:
Originated indirect paper	426	112	123	661	85,071	85,732	74	80
Purchased indirect paper	601	305	221	1,127	28,428	29,555	—	221
Other Consumer	120	79	57	256	20,412	20,668	76	25
Commercial/Agricultural non-real estate:
Commercial non-real estate	75	23	156	254	54,997	55,251	1,618	—
Agricultural non-real estate	757	—	120	877	22,996	23,873	189	16
Total	$5,429	$982	$4,592	$11,003	$725,610	$736,613	$7,452	$589

At June 30, 2018, the Company has identified impaired loans of $23,233, consisting of $8,210 TDR loans, of which $5,762 are performing TDR loans, $9,626 purchased credit impaired loans, and $5,397 substandard non-TDR loans, which includes $2,908 of non-PCI acquired loans. At September 30, 2017, the Company identified impaired loans of $24,359, consisting of $5,851 TDR loan, of which $5,230 are performing TDR loans, $12,035 purchased credit impaired loans, and $6,473 substandard non-TDR loans, which includes $2,387 of non-PCI acquired loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of June 30, 2018 and September 30, 2017 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2018
With No Related Allowance Recorded:
Residential real estate	$6,220	$6,220	$—	$5,117	$242
Commercial/agriculture real estate	11,866	11,866	—	12,246	312
Consumer non-real estate	315	315	—	374	28
Commercial/agricultural non-real estate	2,967	2,967	—	4,381	84
Total	$21,368	$21,368	$—	$22,118	$666
With An Allowance Recorded:
Residential real estate	$1,685	$1,685	$192	$1,442	$38
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	81	81	25	175	—
Commercial/agricultural non-real estate	99	99	25	61	—
Total	$1,865	$1,865	$242	$1,678	$38
June 30, 2018 Totals:
Residential real estate	$7,905	$7,905	$192	$6,559	$280
Commercial/agriculture real estate	11,866	11,866	—	12,246	312
Consumer non-real estate	396	396	25	549	28
Commercial/agricultural non-real estate	3,066	3,066	25	4,442	84
Total	$23,233	$23,233	$242	$23,796	$704

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2017
With No Related Allowance Recorded:
Residential real estate	$4,015	$4,015	$—	$3,440	$9
Commercial/agriculture real estate	12,626	12,626	—	4,460	2
Consumer non-real estate	433	433	—	340	16
Commercial/agricultural non-real estate	5,795	5,795	—	2,628	11
Total	$22,869	$22,869	$—	$10,868	$38
With An Allowance Recorded:
Residential real estate	$1,198	$1,198	$214	$1,545	$2
Commercial/agriculture real estate	—	—	—	—	—
Consumer non-real estate	269	269	65	306	—
Commercial/agricultural non-real estate	23	23	23	101	—
Total	$1,490	$1,490	$302	$1,952	$2
September 30, 2017 Totals:
Residential real estate	$5,213	$5,213	$214	$4,985	$11
Commercial/agriculture real estate	12,626	12,626	—	4,460	2
Consumer non-real estate	702	702	65	646	16
Commercial/agricultural non-real estate	5,818	5,818	23	2,729	11
Total	$24,359	$24,359	$302	$12,820	$40
Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include, but are not limited to, an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 7 delinquent TDRs greater than 60 days past due with a recorded investment of $1,117 at June 30, 2018, compared to 3 such loans with a recorded investment of $504 at September 30, 2017.
Following is a summary of TDR loans by accrual status as of June 30, 2018 and September 30, 2017.

	June 30, 2018	September 30, 2017
Troubled debt restructure loans:
Accrual status	$5,860	$5,230
Non-accrual status	2,350	621
Total	$8,210	$5,851
There were no TDR commitments or unused lines of credit meeting our TDR criteria as of June 30, 2018.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the nine months ended June 30, 2018 and the year ended September 30, 2017:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Nine months ended June 30, 2018
TDRs:
Residential real estate	8	$—	$—	$710	$49	$759	$759	$—
Commercial/Agricultural real estate	9	—	410	759	568	1,737	1,737	—
Consumer non-real estate	1	—	—	3	—	3	3	—
Commercial/Agricultural non-real estate	8	—	84	486	1,300	1,870	1,870	—
Totals	26	$—	$494	$1,958	$1,917	$4,369	$4,369	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Year ended September 30, 2017
TDRs:
Residential real estate	9	$—	$—	$679	$236	$915	$915	$24
Commercial/Agricultural real estate	8	—	—	1,822	68	1,890	1,890	—
Consumer non-real estate	4	—	—	4	28	32	32	—
Commercial/Agricultural non-real estate	2	—	—	—	93	93	93	—
Totals	23	$—	$—	$2,505	$425	$2,930	$2,930	$24
A summary of loans by loan segment modified in a troubled debt restructuring as of June 30, 2018 and September 30, 2017, was as follows:

	June 30, 2018		September 30, 2017
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	35	$3,989	32	$3,678
Commercial/Agricultural real estate	16	2,203	8	1,890
Consumer non-real estate	18	139	20	195
Commercial/Agricultural non-real estate	9	1,879	2	88
Total troubled debt restructurings	78	$8,210	62	$5,851

The following table provides information related to restructured loans that were considered in default as of June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	3	$409	4	$593
Commercial/Agricultural real estate	3	665	—	—
Consumer non-real estate	3	17	3	28
Commercial/Agricultural non-real estate	5	1,258	—	—
Total troubled debt restructurings	14	$2,349	7	$621
Included above are two TDR loans that became in default during the three months ended June 30, 2018.
All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

June 30, 2018
Accountable for under ASC 310-30 (Purchased Credit Impaired "PCI" loans)
Outstanding balance	$9,626
Carrying amount	$7,738
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$206,217
Carrying amount	$203,750
Total acquired loans
Outstanding balance	$215,843
Carrying amount	$211,488
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

June 30, 2018
Balance at beginning of period	$2,893
Acquisitions	—
Reduction due to unexpected early payoffs	—
Reclass from non-accretable difference	—
Disposals/transfers	—
Accretion	(426)
Balance at end of period	$2,467
NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of June 30, 2018 and September 30, 2017 were $281,076 and $282,392, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $2,610 and $3,208, at June 30, 2018 and September 30, 2017, respectively. Mortgage servicing rights activity for the nine months ended June 30, 2018 and year ended September 30, 2017 were as follows:

	Nine Months Ended	Twelve Months Ended
	June 30, 2018	September 30, 2017
Balance at beginning of period	$1,886	$—
MSR asset acquired	—	1,909
MSRs capitalized	206	13
Amortization during the period	(251)	(36)
Valuation allowance at end of period	—	—
Net book value at end of period	$1,841	$1,886
Fair value of MSR asset at end of period	$2,269	$1,951
Residential mortgage loans serviced for others	$281,076	$282,392
Net book value of MSR asset to loans serviced for others	0.65%	0.67%

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at June 30, 2018 and September 30, 2017 is as follows:

	6/30/2018	9/30/2017
Advances from FHLB:
Fixed rates	$29,000	$90,000
Overnight borrowings	29,000	—
Total FHLB advances	58,000	90,000

Senior notes:
Variable rate due in May 2021	9,778	10,694
Variable rate due in August 2022	4,625	5,000
	14,403	15,694
Subordinated notes:
6.75% due August 2027, variable rate commencing August 2022	5,000	5,000
6.75% due August 2027, variable rate commencing August 2022	10,000	10,000
	15,000	15,000
Less: unamortized debt issuance costs	(344)	(375)
Total other borrowings	29,059	30,319

TOTALS	$87,059	$120,319
Federal Home Loan Bank Advances and Irrevocable Standby Letters of Credit
The Bank had an outstanding balance of $29,000 with a rate of 2.12% on the FHLB variable rate overnight borrowings at June 30, 2018. All fixed rate advances from the FHLB mature on various dates through July 2018. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. The FHLB variable rate open line of credit and fixed rate advances are secured by $311,179 of real estate and commercial and industrial loans.
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $45,005 and $30,233 at June 30, 2018 and September 30, 2017, respectively.
At June 30, 2018, the Bank’s available and unused portion of this borrowing arrangement was approximately $208,160, compared to $92,959 as of September 30, 2017.
Maximum month-end amounts outstanding under this borrowing agreement were $109,500 and $90,000 during the nine months ended June 30, 2018 and year ended September 30, 2017, respectively.

Senior Notes and Revolving Line of Credit

On May 16, 2016, the Company entered into a Loan Agreement evidencing an $11,000 term loan maturing on May 15, 2021, payable in sixteen consecutive quarterly principal installments beginning on August 15, 2017. Installment nos. 1 to 15, inclusive, being in the amount of approximately $306 each, and installment no. 16, a balloon payment, being for the entire then-unpaid principal balance, due and payable on May 15, 2021, if not paid sooner. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of CBN.

On May 30, 2017, the Company extended a $5,000 term loan facility for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation. On August 17, 2017, this term loan was funded and matures on August 15, 2022 with a ten year amortization.

The variable rate senior notes provide for a floating interest rate that resets quarterly at rates that are indexed to the three-month London interbank offered rate ("LIBOR") plus 2.70%. The contractual interest rates for those notes ranged from 4.01% to 5.07% during the nine months ended June 30, 2018, and from 3.44% to 4.01% during the year ended September 30, 2017.

The weighted average contractual interest rates payable were 5.07% and 4.01% at June 30, 2018 and September 30, 2017, respectively.

Subordinated Notes

On August 10, 2017, the Company issued $15,000 of subordinated notes maturing on August 10, 2027. The proceeds of the notes were used by the Company for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation.

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

Debt Issuance Costs

Debt issuance costs, consisting primarily of investment banking and loan origination fees, of $380 were incurred in conjunction with the senior and the issuance of subordinated notes for the year ended September 30, 2017. The unamortized amount of debt issuance costs at June 30, 2018 and September 30, 2017 was $344 and $375. These debt issuance costs are included in other borrowings on the consolidated balance sheet.

Maturities of FHLB advances and other borrowings are as follows:

Fiscal years ending September 30,
2018	$58,000
2019	—
2020	—
2021	9,778
2022	4,594
Thereafter	14,687
$87,059

NOTE 6 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of June 30, 2018, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At June 30, 2018, 284,778 options had been granted under this plan to eligible participants. This plan was terminated on January 18, 2018.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of June 30, 2018, 89,183 restricted shares under this plan were granted. As of June 30, 2018, 181,000 options had been granted to eligible participants. As of January 18, 2018, no new awards will be granted under the 2008 Equity Incentive Plan.
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

On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan at the 2018 Annual Meeting of Stockholders. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of June 30, 2018, 13,707 restricted shares had been granted under this plan. As of June 30, 2018, no stock options had been granted under this plan.
Compensation expense related to restricted stock awards from these plans was $94 and $177 for the three and nine months ended June 30, 2018, compared to $15 and $31 for the three and nine months ended June 30, 2017.
Restricted Common Stock Award

	June 30, 2018		September 30, 2017
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of fiscal year	42,378	$12.07	23,159	$9.59
Granted	33,230	13.77	25,569	13.53
Vested	(6,579)	12.73	(6,350)	8.88
Forfeited	(11,847)	10.45	—	—
Unvested and outstanding fiscal to date	57,182	$13.32	42,378	$12.07
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to both plans for the three and nine month periods ended June 30, 2018 was $5 and $6, respectively. The compensation cost recognized for stock-based employee compensation related to both plans for the three and nine month periods ended June 30, 2017, was $8 and $15, respectively.
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2018
Outstanding at September 30, 2017	146,606	$9.45
Granted	8,000	13.60
Exercised	(6,042)	8.11
Forfeited or expired	(26,894)	—
Outstanding at June 30, 2018	121,670	$9.82	5.78
Exercisable at June 30, 2018	56,770	$8.04	3.38	$387
Fully vested and expected to vest	121,670	$9.82	5.78	$526
2017
Outstanding at September 30, 2016	140,706	$8.67
Granted	23,000	13.75
Exercised	(14,100)	8.27
Forfeited or expired	(3,000)	11.00
Outstanding at September 30, 2017	146,606	$9.45	6.68
Exercisable at September 30, 2017	57,712	$7.70	3.89	$361
Fully vested and expected to vest	146,606	$9.45	6.68	$659
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2018	2017
Intrinsic value of options exercised	$33	$69
Cash received from options exercised	$50	$114
Tax benefit realized from options exercised	$—	$—
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2018	2017
Dividend yield	1.18%	1.16%
Risk-free interest rate	2.4%	2.2%
Weighted average expected life (years)	10	10
Expected volatility	2.3%	2.4%
NOTE 7 – PREFERRED STOCK
On June 20, 2018, the Company entered into a Securities Purchase Agreement with each of a limited number of institutional and other accredited investors, including certain officers and directors of the Company, pursuant to which the Company sold an aggregate of 500,000 shares of the Company’s 8.00% Series A Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, par value $0.01 per share, in a private placement at $130.00 per share, for aggregate gross proceeds of $65 million. The Securities Purchase Agreement contains customary representations, warranties, and covenants of the Company and the Purchasers.
The 500,000 shares of the Company's 8.00% Series A Preferred Stock, totaling $61,289, net of issuance costs, is included in total stockholder's equity on the consolidated balance sheets. These issuance costs totaled $3,711 and consisted of legal, accounting and placement fees.
Each share of Series A Preferred Stock will be mandatorily convertible into ten shares of common stock following receipt of stockholder approval of the issuance of the shares of common stock into which the Series A Preferred Stock is expected to be converted.  The Company has scheduled a special meeting of stockholders on September 25, 2018 for purposes of a stockholder vote regarding approval of issuance of the shares of common stock into which the Series A Preferred Stock is expected to be converted.
NOTE 8 – FAIR VALUE ACCOUNTING
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2018 and September 30, 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Investment securities:
U.S. government agency obligations	$35,986	$—	$35,986	$—
Obligations of states and political subdivisions	34,978	—	34,978	—
Mortgage-backed securities	43,463	—	43,463	—
Agency Securities	223	—	223	—
Corporate debt securities	5,052	—	5,052	—
Total	$119,702	$—	$119,702	$—
September 30, 2017
Investment securities:
U.S. government agency obligations	$18,041	$—	$18,041	$—
Obligations of states and political subdivisions	35,795	—	35,795	—
Mortgage-backed securities	36,474	—	36,474	—
Agency securities	230	—	230	—
Corporate debt securities	5,343	—	5,343	—
Total	$95,883	$—	$95,883	$—

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2018 and September 30, 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Foreclosed and repossessed assets, net	$5,392	$—	$—	$5,392
Impaired loans with allocated allowances	1,865	—	—	1,865
Mortgage servicing rights	2,269	—	—	2,269
Total	$9,526	$—	$—	$9,526
September 30, 2017
Foreclosed and repossessed assets, net	$6,017	$—	$—	$6,017
Impaired loans with allocated allowances	1,490	—	—	1,490
Mortgage servicing rights	1,951	—	—	1,951
Total	$9,458	$—	$—	$9,458

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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
June 30, 2018.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
June 30, 2018
Foreclosed and repossessed assets, net	$5,392	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$1,865	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$2,269	Discounted cash flows	Discounted rates	9.5% - 12.5%
September 30, 2017
Foreclosed and repossessed assets, net	$6,017	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$1,490	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$1,951	Discounted cash flows	Discounted rates	9.5% - 12.5%
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
Other Interest-Bearing Deposits
Fair value of interest bearing deposits is estimated using a discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and represents a level 2 measurement.
Non-marketable Equity Securities, at cost
Non-marketable equity securities are comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock carried at cost, which are their redeemable fair values since the market for each category of this stock is restricted and represents a level 1 measurement.
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN and WFC acquisition approximates the fair value of the loans at June 30, 2018. The fair value of loans is considered to be a level 3 measurement.
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
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date and represents a level 1 measurement. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of fixed rate certificate accounts acquired through the CBN acquisition approximates the fair value of the certificates at June 30, 2018 and represents a level 3 measurement.
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

		June 30, 2018		September 30, 2017
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$27,731	$27,731	$41,677	$41,677
Other interest-bearing deposits	(Level II)	8,160	8,048	8,148	8,143
Securities available for sale "AFS"	See above	119,702	119,702	95,883	95,883
Securities held to maturity "HTM"	(Level II)	4,809	4,827	5,453	5,605
Non-marketable equity securities, at cost	(Level I)	6,862	6,862	7,292	7,292
Loans receivable, net	(Level III)	754,629	749,079	727,053	737,119
Loans held for sale	(Level II)	1,778	1,778	2,334	2,334
Mortgage servicing rights	(Level III)	1,841	2,269	1,886	1,951
Accrued interest receivable	(Level 1)	3,306	3,306	3,291	3,291
Financial liabilities:
Deposits	(Level III)	$744,536	$748,555	$742,504	$746,025
FHLB advances	(Level II)	58,000	57,999	90,000	89,998
Other borrowings	(Level I)	29,059	29,059	30,319	30,319
Accrued interest payable	(Level I)	336	336	227	227

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the nine months ended June 30, 2018 and 2017:

	2018			2017
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized (losses) gains arising during the period	$(2,397)	$642	$(1,755)	$(2,140)	$856	$(1,284)
Less: reclassification adjustment for (losses) gains included in net income	(21)	5	(16)	29	(12)	17
Less: reclassification of certain deferred tax effects (1)	(137)	—	(137)	—	—	—
Other comprehensive loss	$(2,555)	$647	$(1,908)	$(2,111)	$844	$(1,267)
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1.
The changes in the accumulated balances for each component of other comprehensive income (loss) for the twelve months ended September 30, 2017 and the nine months ended June 30, 2018 were as follows:

	Unrealized Gains (Losses) on Securities	Defined Benefit Plans	Other Accumulated Comprehensive Income (Loss)
Balance, October 1, 2016	$614	$—	$614
Current year-to-date other comprehensive loss, net of tax	(881)	—	(881)
Ending balance, September 30, 2017	$(267)	$—	$(267)
Current year-to-date other comprehensive loss, net of tax	(1,908)	—	(1,908)
Ending balance, June 30, 2018	$(2,175)	$—	$(2,175)
Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended June 30, 2018 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—		Net gain on sale of available for sale securities
Realized losses on securities available			Total fair value adjustments and other-than-
for sale for OTTI write-down	(21)		temporary impairment
	(21)
Tax Effect	5		Provision for income taxes
Total reclassifications for the period	$(16)		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to income/loss.

Reclassifications out of accumulated other comprehensive income for the nine months ended June 30, 2017 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$29		Net gain on sale of available for sale securities
Tax Effect	(12)		Provision for income taxes
Total reclassifications for the period	$17		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our Form 10-K for the fiscal year ended September 30, 2017, which was filed on December 13, 2017, and the following:

•	conditions in the financial markets and economic conditions generally;

•	the possibility of a deterioration in the residential real estate markets;

•	interest rate risk;

•	lending risk;

•	the sufficiency of loan allowances;

•	changes in the fair value or ratings downgrades of our securities;

•	competitive pressures among depository and other financial institutions;

•	our ability to realize the benefits of net deferred tax assets;

•	our ability to maintain or increase our market share;

•	the risk that the acquisition of United Bank may be more difficult, costly or time consuming or that the expected benefits are not realized;

•	failure to obtain applicable regulatory approvals and meet other closing conditions to the acquisition of United Bank on the expected terms and schedule;

•	the risk that if the acquisition of United Bank were not completed it could negatively impact the stock price and the future business and financial results of the Company;

•	difficulties and delays in integrating the acquired business operations or fully realizing the cost savings and other benefits;

•	acts of terrorism and political or military actions by the United States or other governments;

•	legislative or regulatory changes or actions, or significant litigation, adversely affecting the Company or Bank;

•	increases in FDIC insurance premiums or special assessments by the FDIC;

•	disintermediation risk;

•	our inability to obtain needed liquidity;

•	our ability to raise capital needed to fund growth or meet regulatory requirements;

•	the possibility that our internal controls and procedures could fail or be circumvented;

•	our ability to attract and retain key personnel;

•	our ability to keep pace with technological change;

•	cybersecurity risks;

•	risks posed by acquisitions and other expansion opportunities;

•	changes in federal or state tax laws;

•	litigation risk;

•	changes in accounting principles, policies or guidelines and their impact on financial performance;

•	restrictions on our ability to pay dividends; and

•	the potential volatility of our stock price.

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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2018, and our consolidated results of operations for the nine months ended June 30, 2018, compared to the same period in the prior fiscal year for the nine months ended June 30, 2017. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2017. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three and nine month periods ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income as reported	$503	$1,083	$3,184	$2,957
EPS - basic, as reported	$0.09	$0.21	$0.54	$0.56
EPS - diluted, as reported	$0.08	$0.20	$0.52	$0.56
Cash dividends paid	$—	$—	$0.20	$0.16
Return on average assets (annualized)	0.21%	0.65%	0.45%	0.58%
Return on average equity (annualized)	2.51%	6.66%	5.60%	6.06%
Efficiency ratio, as reported (1)	85.15%	73.71%	79.73%	77.24%

(1)	The efficiency ratio is calculated as non-interest expense divided by the sum of net interest income plus non-interest income. A lower ratio indicates greater efficiency.
Key factors behind these results were:

•
Net income totaled $503 in Q3 fiscal 2018, compared to $1,083 a year ago. In addition to the impact of higher expenses due to the Wells Financial Corporation ("WFC") acquisition, expenses increased during the current quarter due to higher provision for loan losses related to strong organic commercial loan growth, valuation reductions to OREO branch offices that are scheduled for sale, acquisition related expenses, expenses related to resolved litigation, along with expenses to support asset growth.

•
Net interest margin (NIM) was at 3.40% for the current quarter, compared to 3.41% a year earlier. The increase in funding costs were offset by higher asset yields, primarily from loans, and additionally, the higher levels of equity due to the mandatorily convertible preferred stock offer.

•
Loan loss provision was $650 in Q3 fiscal 2018 compared to $0 the previous year as the Community Banking loan portfolio, consisting of commercial banking business and consumer lending, showed strong growth. The allowance for loan and lease losses (“ALLL”) was 0.85% of total loans at June 30, 2018, compared to 0.81% at September 30, 2017. Loans acquired, which are reported at fair market value at acquisition, are included in total loans. Nonperforming assets (“NPA”) declined as sales of OREO properties exceeded modest new non-performing loans. NPA’s were $12,729, or 1.31% of total assets at June 30, 2018, compared to $14,058, or 1.49% of total assets at September 30, 2017. The decrease was primarily the result of sales of foreclosed and repossessed assets during the quarter. Foreclosed and repossessed assets declined to $5,392 at June 30, 2018 from $6,017 million at September 30, 2017.

•
Total non-interest expense for Q3 fiscal 2018 of $7,874 was higher compared to Q2 fiscal 2018 at $7,103. The increase was largely related to increased professional fees related to the proposed acquisition totaling $228,000 and litigation costs totaling $198,000, as well as OREO branch office write-downs totaling $449,000. The Bank has accepted offers to sell all of the closed branch facilities carried as OREO.

•
Net loans increased to $754,629 at June 30, 2018, compared to $727,053 at September 30, 2017, reflecting growth in commercial, multi-family and agricultural loans. As a result of this loan growth, assets increased to $975,070 at June 30, 2018 compared to $940,664 at September 30, 2017.

•
The Tax Cuts and Jobs Act of 2017 ("the Tax Act"), enacted on December 22, 2017, reduced the corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we made a reasonable estimates and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. In the second and third quarters of fiscal 2018, we reviewed our analysis from our first quarter and determined there were no material changes warranting any further adjustment.

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
Provision for income taxes was $220 for the quarter ended June 30, 2018. The effective tax rate for the current quarter ended June 30, 2018 was 30.4%. The higher effective tax rate for the current quarter was partially the result of non-deductible expenses related to the United Bank acquisition.

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

Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of June 30, 2018 which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of September 30, 2017.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of June 30, 2018, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
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

Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and nine month periods ended June 30, 2018 and 2017, respectively.
Net interest income was $7,480 and $22,363 for the three and nine months ended June 30, 2018, compared to $5,315 and $16,096 for the three and nine months ended June 30, 2017, respectively. The net interest margin for the three and nine month periods ended June 30, 2018 was 3.40% and 3.41%, compared to 3.41% and 3.36% for the three and nine month periods ended June 30, 2017.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $2,312 and $6,221 in net interest income for the three and nine month periods ended June 30, 2018, compared to the comparable prior year period primarily due to the acquisition of WFC, which resulted in larger average balances of loans, deposits and borrowings. The changes in the composition of interest earning assets resulted in an increase of $2,775 and $7,384 for the three and nine month periods ended June 30, 2018, compared to the same periods in the prior year, primarily due to the acquisition of WFC. Rate changes on interest earning assets increased net interest income by $374 and $1,042 for the three and nine month periods ended June 30, 2018, compared to the same periods in the prior year. Rate changes on interest-bearing liabilities increased interest expense by $521 and $996 over the same periods in the prior year, resulting in a net decrease of $147 and a net increase of $46 in net interest income as a result of changes in interest rates due to competitive pricing during the three and nine month periods ended June 30, 2018. Rate changes on investment securities are reflective of growth of and changes in the composition of the investment portfolio.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and nine month periods ended June 30, 2018, and for the comparable prior year three and nine month periods. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $889,884 and $883,379 for the three and nine month periods ended June 30, 2018, and $634,048 and $649,134 for the three and nine month periods ended June 30, 2017, respectively. Interest income on interest earning assets was $9,770 and $28,534 for the three and nine month periods ended June 30, 2018, compared to $6,621 and $20,108 for the three and nine month periods ended June 30, 2017, respectively. Interest income is comprised primarily of interest income on loans and interest income on investment securities adjusted for the tax benefit of tax-exempt securities. Interest income on loans was $8,865 and $26,125 for the three and nine month periods ended June 30, 2018, compared to $6,030 and $18,632 for the nine month periods ended June 30, 2017, respectively. The increase in loan interest income in the current year three and nine month periods was primarily due to an increase in loans due to the WFC acquisition. Interest income on investment securities was $701 and $1,834 for the three and nine month periods ended June 30, 2018 compared to $512 and $1,249 for the three and nine month periods ended June 30, 2017, respectively.
Average interest-bearing liabilities were $779,731 and $781,104 for the three and nine month periods ended June 30, 2018, compared to $548,099 and $562,958 for the three and nine month periods ended June 30, 2017, respectively. Interest expense on interest-bearing liabilities was $2,290 and $6,171 for the three and nine month periods ended June 30, 2018, compared to $1,306 and $4,012 for the three and nine month periods ended June 30, 2017, respectively. Interest expense increased during the current three and nine month periods compared to the comparable prior year periods, primarily due to increases in rates on FHLB advances and other borrowings.
For the three and nine months ended June 30, 2018, interest expense on interest-bearing deposits increased $280 and $678, from volume and mix changes and increased $116 and $2 from the impact of the rate environment, resulting in an aggregate increase of $396 and $680 in interest expense on interest-bearing deposits relative to June 30, 2017. Interest expense on FHLB advances and other borrowings increased $183 and $485 from volume and mix changes and increased $405 and $994 from the impact of the rate environment during the three and nine month periods ended June 30, 2018 for an aggregate increase of $588 and $1,479 relative to the three and nine month periods ended June 30, 2017.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended June 30, 2018 compared to the three months ended June 30, 2017:

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$19,203	$61	1.27%	$17,246	$27	0.66%
Loans	729,390	8,865	4.87%	526,661	6,030	4.57%
Interest-bearing deposits	8,418	44	2.10%	808	4	2.18%
Investment securities (1)	124,715	701	2.44%	84,845	512	2.11%
Non-marketable equity securities, at cost	8,158	99	4.87%	4,488	48	4.58%
Total interest earning assets (1)	$889,884	$9,770	4.43%	$634,048	$6,621	4.13%
Average interest-bearing liabilities:
Savings accounts	$94,741	$53	0.22%	$47,184	$13	0.14%
Demand deposits	150,666	129	0.34%	50,617	59	0.47%
Money market	115,625	196	0.68%	122,709	126	0.41%
CD’s	271,311	959	1.42%	226,189	767	1.33%
IRA’s	32,890	94	1.15%	26,852	70	1.10%
Total deposits	665,233	1,431	0.86%	473,551	1,035	0.88%
FHLB Advances and other borrowings	114,498	859	3.01%	74,548	271	1.34%
Total interest-bearing liabilities	$779,731	$2,290	1.18%	$548,099	$1,306	0.94%
Net interest income		$7,480			$5,315
Interest rate spread			3.25%			3.27%
Net interest margin (1)			3.40%			3.41%
Average interest earning assets to average interest-bearing liabilities			1.14			1.16
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 24.5% for the quarter ended June 30, 2018 and 34% for the quarter ended June 30, 2017. The FTE adjustment to net interest income included in the rate calculations totaled $55 and $70 for the three months ended June 30, 2018 and June 30, 2017, respectively.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Nine months ended June 30, 2018 compared to the nine months ended June 30, 2017:

	Nine months ended June 30, 2018			Nine months ended June 30, 2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$24,840	$191	1.03%	$15,007	$68	0.61%
Loans	729,253	26,125	4.79%	542,600	18,632	4.59%
Interest-bearing deposits	7,837	107	1.83%	770	11	1.91%
Investment securities (1)	113,662	1,834	2.34%	85,910	1,249	2.28%
Non-marketable equity securities, at cost	7,787	277	4.76%	4,847	148	4.08%
Total interest earning assets (1)	$883,379	$28,534	4.34%	$649,134	$20,108	4.19%
Average interest-bearing liabilities:
Savings accounts	$95,293	$103	0.14%	$45,342	$46	0.14%
Demand deposits	150,262	333	0.30%	50,439	194	0.51%
Money market	118,779	524	0.59%	126,061	387	0.41%
CD’s	267,264	2,662	1.33%	235,341	2,352	1.34%
IRA’s	33,883	262	1.03%	27,861	225	1.08%
Total deposits	665,481	3,884	0.78%	485,044	3,204	0.88%
FHLB Advances and other borrowings	115,623	2,287	2.64%	77,914	808	1.39%
Total interest-bearing liabilities	$781,104	$6,171	1.06%	$562,958	$4,012	0.95%
Net interest income		$22,363			$16,096
Interest rate spread			3.29%			3.24%
Net interest margin (1)			3.41%			3.36%
Average interest earning assets to average interest-bearing liabilities			1.13			1.15
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 24.5% and 34% for the nine months ended June 30, 2018 and June 30, 2017. The FTE adjustment to net interest income included in the rate calculations totaled $159 and $214 for the nine months ended June 30, 2018 and June 30, 2017, respectively.
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

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2018 compared to the three months ended June 30, 2017.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$3	$31	$34
Loans	2,438	397	2,835
Interest-bearing deposits	40	—	40
Investment securities	251	(62)	189
Non-marketable equity securities, at cost	43	8	51
Total interest earning assets	2,775	374	3,149
Interest expense:
Savings accounts	18	22	40
Demand deposits	95	(25)	70
Money market accounts	(8)	78	70
CD’s	158	34	192
IRA’s	17	7	24
Total deposits	280	116	396
FHLB Advances and other borrowings	183	405	588
Total interest bearing liabilities	463	521	984
Net interest income	$2,312	$(147)	$2,165

Nine months ended June 30, 2018 compared to the nine months ended June 30, 2017.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$56	$67	$123
Loans	6,646	847	7,493
Interest-bearing deposits	97	(1)	96
Investment securities	485	100	585
Non-marketable equity securities, at cost	100	29	129
Total interest earning assets	7,384	1,042	$8,426
Interest expense:
Savings accounts	54	3	57
Demand deposits	283	(144)	139
Money market accounts	(24)	161	137
CD’s	318	(8)	310
IRA’s	47	(10)	37
Total deposits	678	2	680
FHLB Advances and other borrowings	485	994	1,479
Total interest bearing liabilities	1,163	996	2,159
Net interest income	$6,221	$46	$6,267
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
Net loan charge-offs for the nine month period ended June 30, 2018 were $334, compared to $312, for the comparable prior year period. Annualized net charge-offs to average loans were 0.06% for the nine month ended June 30, 2018, compared to 0.08% for the comparable period in the prior year. Non-accrual loans were $6,627 at June 30, 2018, compared to $7,452 at September 30, 2017. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
We recorded a loan loss provision of $850 and $0 for the nine month periods ended June 30, 2018 and June 30, 2017, respectively. Loan loss provision was $650 for the three months ended June 30, 2018, due to strong loan growth in the Community Banking loan portfolio consisting of commercial banking business and consumer lending. Management believes that the provision taken for the current year nine month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will make adjustments to our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional provision in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three and nine month periods ended June 30, 2018 and 2017, respectively.

	Three months ended June 30,			Nine months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Non-interest Income:
Service charges on deposit accounts	$413	$325	27.08%	$1,303	$1,065	22.35%
Interchange income	338	203	66.50%	946	575	64.52%
Loan servicing income	337	62	443.55%	1,011	205	393.17%
Gain on sale of mortgage loans	226	206	9.71%	709	490	44.69%
Loan fees and service charges	116	96	20.83%	357	418	(14.59)%
Insurance commission income	187	—	N/M	540	—	N/M
Settlement proceeds	—	—	N/M	—	283	(100.00)%
Gains (losses) on available for sale securities	4	—	N/M	(17)	29	(158.62)%
Other	146	99	47.47%	532	295	80.34%
Total non-interest income	$1,767	$991	78.30%	$5,381	$3,360	60.15%
N/M means not meaningful
The increase of $88 and $238 in service charges on deposit accounts for the three and nine month periods ended June 30, 2018 compared to the same periods in the previous year, was primarily due to an increase in checking account related service charges associated with the addition of accounts acquired in the WFC acquisition. Interchange income increased $135 and $371 during the three and nine month periods ended June 30, 2018 compared to the three and nine month periods ended June 30, 2017, due to higher volume and activity, also related to the addition of accounts acquired in the WFC acquisition. Loan servicing income and gain on sale of mortgage loans increased during the three and nine month periods ended June 30, 2018 , mainly due to an increase in secondary market fee income generated from customer mortgage activity and servicing income related to the WFC acquisition. Total non-interest income increased $776 and $2,021 during the current three and nine month periods ended June 30, 2018 over the comparable prior year periods. Growth in non-interest income is being driven by the impact of the WFC acquisition which has resulted in higher deposit charges and increased loan fees and service charges, as well as insurance commission income generated through Wells Insurance Agency.
Non-interest Expense. The following table reflects the various components of non-interest expense for the three and nine month periods ended June 30, 2018 and 2017, respectively.

	Three months ended June 30,			Nine months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Non-interest Expense:
Compensation and benefits	$3,840	$2,395	60.33%	$11,201	$7,629	46.82%
Occupancy - net	733	565	29.73%	2,199	2,196	0.14%
Office	417	304	37.17%	1,281	897	42.81%
Data processing	720	476	51.26%	2,157	1,402	53.85%
Amortization of intangible assets	161	38	323.68%	484	119	306.72%
Amortization of mortgage servicing rights	84	—	N/M	250	—	N/M
Advertising, marketing and public relations	185	75	146.67%	480	243	97.53%
FDIC premium assessment	94	79	18.99%	351	231	51.95%
Professional services	735	382	92.41%	1,746	1,218	43.35%
Loss (gain) on repossessed assets, net	450	(11)	41.91%	464	(16)	30.00%
Other	455	316	43.99%	1,507	1,050	43.52%
Total non-interest expense	$7,874	$4,619	70.47%	$22,120	$14,969	47.77%

Non-interest expense (annualized) / Average assets	3.34%	2.84%	17.61%	3.15%	2.99%	5.35%
N/M means not meaningful
During the three and nine months ended June 30, 2018, most expense categories increased due to additional costs associated with the prior acquisition of WFC completed on August 18, 2017 and higher staffing levels to support growth, along with the third quarter items noted below. Compensation and benefits costs increased $1,445 and $3,572 relative to the comparable prior year period, largely due to the expanded workforce, with average full time equivalent employees increasing from 167 to 216, year over year. The current quarter operations reflect higher professional fees largely associated with the proposed United Bank acquisition totaling $228 and resolved litigation costs totaling $198, as well as OREO branch office write-downs totaling $449, included in loss on repossessed assets. Data processing costs, which are primarily volume based, rose $755 between the nine month periods predominantly attributable to the WFC acquisition and higher debit card processing costs and transaction volume. Advertising expense increased $110 and $237 over the comparable prior year period largely due to expanded branding efforts influencing additional marketing, promotions and media. Amortization of intangible assets expense increased for the current three and nine month periods ended June 30, 2018, compared to the same periods in the prior year due to higher amortization resulting from premiums paid to acquire WFC's core deposits and Wells Insurance Agency customer relationships. Professional fees increased during the nine month period ended June 30, 2018, due to one time special project costs in fiscal 2018, partially offset by lower audit costs. Total non-interest expense increased $3,255 for the nine month period ended June 30, 2018, compared to the same period in the prior year.
Income Taxes. Income tax expense was $220 and $1,590 for the three and nine months ended June 30, 2018, compared to $604 and $1,530 for the three and nine months ended June 30, 2017, respectively. The effective tax rate decreased from 34.1% to 33.3% for the nine month periods ended June 30, 2017 and June 30, 2018, respectively.
The Tax Cuts and Jobs Act of 2017 ("the Tax Act"), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At June 30, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we have made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. The increase was partially offset by an approximately $135 reduction in income tax expense due to a lower corporate tax rate.

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
Provision for income taxes was $220 for the quarter ended June 30, 2018. The effective tax rate for the current quarter ended June 30, 2018 was 30.4%. The higher effective tax rate for the current quarter was partially the result of non-deductible expenses related to the United Bank acquisition.
BALANCE SHEET ANALYSIS
Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $28,092, or 3.83%, to $761,087 as of June 30, 2018 from $732,995 at September 30, 2017. The following table reflects the composition, or mix of our loan portfolio at June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
	Amount	Amount
Real estate loans:
Residential real estate
One to four family	$202,356	229,563
Purchased HELOC loans	15,237	18,071
Commercial/agricultural real estate
Commercial real estate	208,526	159,962
Agricultural real estate	70,881	68,002
Multi-family real estate	45,707	26,228
Construction and land development	15,258	19,708
Total real estate loans	557,965	521,534
Non-real estate loans:
Consumer non-real estate
Originated indirect paper	66,791	85,732
Purchased indirect paper	19,801	29,555
Other Consumer	19,063	20,668
Commercial/agricultural loans
Commercial non-real estate	74,763	55,251
Agricultural non-real estate	26,366	23,873
Total non-real estate loans	206,784	215,079
Gross loans	764,749	736,613
Unearned net deferred fees and costs and loans in process	693	1,471
Unamortized discount on acquired loans	(4,355)	(5,089)
Total loans (net of unearned income and deferred expense)	761,087	732,995
Allowance for loan losses	(6,458)	(5,942)
Total loans receivable, net	$754,629	$727,053
The following table shows the Bank's Community Banking loan portfolio, consisting of commercial banking business and consumer lending, and the Legacy loan portfolio, consisting of one to four family loans and indirect paper loans. The loan categories and amounts shown are the same as on the preceding page and are presented in a different format. We have added this table in this report to better help understand the Bank's loan trends.

	June 30, 2018	September 30, 2017	Change FTD
Community Banking Loan Portfolios:
Commercial/Agricultural real estate:
Commercial real estate	$208,526	$159,962	$48,564
Agricultural real estate	70,881	68,002	2,879
Multi-family real estate	45,707	26,228	19,479
Construction and land development	15,258	19,708	(4,450)
Commercial/Agricultural non-real estate:
Commercial non-real estate	74,763	55,251	19,512
Agricultural non-real estate	26,366	23,873	2,493
Residential real estate:
Purchased HELOC loans	15,237	18,071	(2,834)
Consumer non-real estate:
Other consumer	19,063	20,668	(1,605)
Total Community Banking Loan Portfolios	475,801	391,763	84,038

Legacy Loan Portfolios:
Residential real estate:
One to four family	202,356	229,563	(27,207)
Consumer non-real estate:
Originated indirect paper	66,791	85,732	(18,941)
Purchased indirect paper	19,801	29,555	(9,754)
Total Legacy Loan Portfolios	288,948	344,850	(55,902)
Gross loans	$764,749	$736,613	$28,136
At June 30, 2018, commercial/agricultural real estate loans increased $66,472 or 24.27% from their September 30, 2017 balance. Commercial/agricultural non-real estate loans increased $22,005 or 27.81% from their September 30, 2017 balance. These increases are a result of commercial loan origination growth. One to four family residential real estate loans, decreased $27,207 or 11.85% from their September 30, 2017 balances, as paydowns outpaced one to four family originations. Based on current amortization, payoffs and planned origination sales, we expect this balance to continue to decrease. Consumer indirect paper loans decreased $28,695 or 24.89% from their September 30, 2017 balances. The decrease in this portion of consumer non-real estate loans relates to the Company's decision to cease originating loan volume through its indirect dealer network in fiscal 2017 and the elimination of purchased indirect loan originations.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At June 30, 2018 and September 30, 2017, we had 231 and 134 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $18,765 and $7,510, respectively. Of the impaired loans, respectively, there were 18 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $1,865 for which $241 in specific ALL was recorded as of June 30, 2018.
At June 30, 2018, the ALL was $6,458, or 0.85% of our total loan portfolio, compared to ALL of $5,942, or 0.81% of the total loan portfolio at September 30, 2017. This level was based on our analysis of the loan portfolio risk at June 30, 2018, taking into account the factors discussed above. At June 30, 2018, the ALL was 0.87% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 0.84% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2017. We have established a separate restricted cash reserve account for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller or substituted with performing loans and as a result, the Bank records a charged off loan.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	June 30, 2018 and Nine Months Then Ended	September 30, 2017 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans	$6,627	$7,452
Accruing loans past due 90 days or more	710	589
Total nonperforming loans (“NPLs”)	7,337	8,041
Other real estate owned	5,328	5,962
Other collateral owned	64	55
Total nonperforming assets (“NPAs”)	$12,729	$14,058
Troubled Debt Restructurings (“TDRs”)	$8,210	$5,851
Accruing TDR's	$5,860	$5,230
Nonaccrual TDRs	$2,350	$621
Average outstanding loan balance	$732,606	$653,717
Loans, end of period	$761,087	$732,995
Total assets, end of period	$975,070	$940,664
ALL, at beginning of period	$5,942	$6,068
Loans charged off:
Residential real estate	(120)	(233)
Commercial/Agricultural real estate	(74)	—
Consumer non-real estate	(295)	(389)
Commercial/Agricultural non-real estate	(5)	(9)
Total loans charged off	(494)	(631)
Recoveries of loans previously charged off:
Residential real estate	51	14
Commercial/Agricultural real estate	—	—
Consumer non-real estate	96	171
Commercial/Agricultural non-real estate	13	1
Total recoveries of loans previously charged off:	160	186
Net loans charged off (“NCOs”)	(334)	(445)
Additions to ALL via provision for loan losses charged to operations	850	319
ALL, at end of period	$6,458	$5,942
Ratios:
ALL to NCOs (annualized)	1,450.15%	1,335.28%
NCOs (annualized) to average loans	0.06%	0.07%
ALL to total loans	0.85%	0.81%
NPLs to total loans	0.96%	1.10%
NPAs to total assets	1.31%	1.49%

An aging analysis of the Company’s originated and acquired loans as of June 30, 2018 and September 30, 2017, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
June 30, 2018
Originated loans	$3,533	$1,108	$1,646	$6,287	$1,697	$395
Acquired loans	4,520	1,320	3,271	9,111	4,930	315
Total	$8,053	$2,428	$4,917	$15,398	$6,627	$710
September 30, 2017
Originated loans	$3,376	$725	$1,744	$5,845	$1,785	$458
Acquired loans	2,053	257	2,848	5,158	5,667	131
Total	$5,429	$982	$4,592	$11,003	$7,452	$589
Non-performing loans of $7,337 at June 30, 2018, which included $2,350 of non-accrual troubled debt restructured originated loans, reflected a decrease of $704 from the non-performing loans balance of $8,041 at September 30, 2017. This decrease was largely due to the resolution or repayment of nonaccrual acquired loans. Most of these non-performing loan relationships are secured primarily by collateral including residential real estate and commercial or agricultural assets.
Other real estate owned ("OREO") decreased by $634, from $5,962 at September 30, 2017 to $5,328 at June 30, 2018. Other collateral owned increased $9 during the nine months ended June 30, 2018 to $64 from the September 30, 2017 balance of $55. The decrease in OREO was primarily due to sales and writedowns on OREO properties, including two OREO branch offices totaling $449.The Bank has accepted offers to sell these two facilities.
Our non-performing assets were $12,729 at June 30, 2018, or 1.31% of total assets, compared to $14,058, or 1.49% of total assets at September 30, 2017. The decrease in non-performing assets since September 30, 2017 was primarily due to the decrease in nonaccrual loans and reduction in OREO.
Net charge offs for the nine month period ended June 30, 2018 were $334, compared to $445 for the same prior year period. The decrease in net charge offs is primarily due to the planned reduction in indirect and purchased consumer non-real estate loan balances. The ratio of annualized net charge-offs to average loans receivable was 0.06% for the nine month period ended June 30, 2018, compared to 0.07% for the twelve months ended September 30, 2017.
Investment Securities. We manage our securities portfolio in an effort to enhance income and provide liquidity. Our investment portfolio is comprised of securities available for sale and securities held to maturity. The 2018 purchases are approximately evenly split between fixed and variable rate securities. The effective duration of the investment portfolio at June 30, 2018 was 3.4 years compared to 4.1 years at September 30, 2017.
Securities available for sale, which represent the majority of our investment portfolio, were $119,702 at June 30, 2018, compared with $95,883 at September 30, 2017. One agency security had an impairment charge of $21 recorded in the three and six months ended March 31, 2018. There were no impairment charges recorded in the three months ended June 30, 2018 and the nine months ended June 30, 2017. This security was sold in the current third quarter and a $4 gain was realized due to changes in market prices. Securities held to maturity were $4,809 at June 30, 2018, compared with $5,453 at September 30, 2017.

The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
June 30, 2018
U.S. government agency obligations	$37,067	$35,986
Obligations of states and political subdivisions	35,518	34,978
Mortgage backed securities	44,653	43,463
Agency securities	104	223
Corporate debt securities	5,360	5,052
Totals	$122,702	$119,702
September 30, 2017
U.S. government agency obligations	$18,454	$18,041
Obligations of states and political subdivisions	35,656	35,795
Mortgage backed securities	36,661	36,474
Agency securities	147	230
Corporate debt securities	5,410	5,343
Totals	$96,328	$95,883
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
June 30, 2018
Obligations of states and political subdivisions	$1,308	$1,307
Mortgage-backed securities	3,501	3,520
Totals	$4,809	$4,827
September 30, 2017
Obligations of states and political subdivisions	$1,311	$1,328
Mortgage-backed securities	4,142	4,277
Totals	$5,453	$5,605
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	June 30, 2018		September 30, 2017
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$81,720	$79,449	$55,115	$54,515
AAA	1,302	1,291	725	730
AA	26,524	26,130	26,405	26,474
A	11,548	11,256	7,776	7,876
BBB	—	—	3,618	3,579
Non-rated	1,608	1,576	2,689	2,709
Total available for sale securities	$122,702	$119,702	$96,328	$95,883

The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	June 30, 2018		September 30, 2017
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$3,501	$3,520	$4,142	$4,277
AAA	—	—	—	—
AA	—	—	—	—
A	958	957	961	969
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	350	350	359
Total	$4,809	$4,827	$5,453	$5,605
At June 30, 2018, securities with a market value of $2,191 were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of June 30, 2018, this line of credit had a zero outstanding balance. The Bank has pledged U.S. Government Agency securities with a market value of $5,490, mortgage-backed securities with a market value of $22,779 and interest bearing investment CDs with a carrying value of $746 as collateral against specific municipal deposits. As of June 30, 2018, the Bank also has mortgage backed securities with a market value of $1,065 pledged as collateral to the Federal Home Loan Bank of Des Moines against the MPF Credit Enhancement fee.
Deposits. Deposits increased to $744,536 at June 30, 2018, from $742,504 at September 30, 2017. Noninterest bearing deposits increased to $82,135 at June 30, 2018, compared to $75,318 at September 30, 2017. Non-maturity deposits decreased to $447,048 or 60% of total deposits compared to $451,735 at September 30, 2017, or 61% of total deposits.
The following is a summary of deposits by type at June 30, 2018 and September 30, 2017, respectively:

	June 30, 2018	September 30, 2017
Non-interest bearing demand deposits	$82,135	$75,318
Interest bearing demand deposits	151,117	147,912
Savings accounts	98,427	102,756
Money market accounts	115,369	125,749
Certificate accounts	297,488	290,769
Total deposits	$744,536	$742,504
Deposits from closed branches, in markets that the Bank no longer competes in, decreased by $11,698 during the nine months ended June 30, 2018, and total $44,218 as of June 30, 2018. This deposit balance decrease was primarily due to certificates of deposit account closures in the amount of $9,216 during the nine months ended June 30, 2018.
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
Institutional certificates of deposit as a funding source decreased to $10,250 at June 30, 2018 from $14,402 as of September 30, 2017. Institutional certificates of deposit remain a part of our deposit mix as we continue to pursue funding sources to lower the Bank's cost of funds.
The Bank had $50,439 and $42,840 in brokered deposits at June 30, 2018 and September 30, 2017, with average yields of 1.68% and 1.24%, respectively. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. FHLB advances were $58,000 as of June 30, 2018 and $90,000 as of September 30, 2017, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds. FHLB advances were used to fund loan growth during the quarter and then paid down with the preferred stock proceeds placed on deposit with the Bank. The Bank utilized the increase in deposits, which are eliminated in consolidation, to temporarily reduce FHLB advances. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal

Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of June 30, 2018, is approximately $208,160.
The Bank had an outstanding balance of $29,000 with a rate of 2.12% on the FHLB variable rate overnight borrowings at June 30, 2018. All fixed rate advances from the FHLB mature on various dates through July 2018. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. The FHLB variable rate open line of credit and fixed rate advances are secured by $311,179 of real estate and commercial and industrial loans.

On May 16, 2016, the Company entered into a Loan Agreement evidencing an $11,000 term loan maturing on May 15, 2021, payable in sixteen consecutive quarterly principal installments beginning on August 15, 2017. Installment nos. 1 to 15, both inclusive, being in the amount of approximately $306 each, and installment no. 16, a balloon payment, being for the entire then-unpaid principal balance, due and payable on May 15, 2021, if not paid sooner. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of CBN.
On May 30, 2017, the Company extended a $5,000 term loan facility for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation. On August 17, 2017, this term loan was funded and matures on August 15, 2022 with a ten year amortization.
The variable rate senior notes provide for a floating interest rate that resets quarterly at rates that are indexed to the three-month London interbank offered rate ("LIBOR") plus 2.70%. The contractual interest rates for those notes ranged from 4.01% to 5.07% during the nine months ended June 30, 2018, and from 3.44% to 4.01% during the year ended September 30, 2017. The weighted average contractual interest rates payable were 5.07% and 4.01% at June 30, 2018 and September 30, 2017, respectively.
On August 10, 2017, the Company issued $15,000 of subordinated notes maturing on August 10, 2027. The proceeds of the loans were used by the Company for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation.
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
Stockholders’ Equity. Total stockholders’ equity was $135,211 at June 30, 2018, compared to $73,483 at September 30, 2017. Total stockholders’ equity increased by $61,728 during the nine months ended June 30, 2018, primarily as a result of the sale of 500,000 shares of the Company's 8.00% Series A Preferred Stock, totaling $61,289, net of issuance costs. Each share of Series A Preferred Stock will be mandatorily convertible into ten shares of common stock following receipt of stockholder approval of the issuance of the shares of common stock into which the Series A Preferred Stock is expected to be converted.  The Company has scheduled a special meeting of stockholders on September 25, 2018 for purposes of a stockholder vote regarding approval of issuance of the shares of common stock into which the Series A Preferred Stock is expected to be converted.
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay nonrenewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At June 30, 2018, our on-balance sheet liquidity ratio was 11.05%. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank's control, including general interest rates, economic conditions and competition. Although $173,234 of our $297,488 (58.23%) CD portfolio as of June 30, 2018 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, US Bank, Bankers’ Bank and First Tennessee Bank. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of June 30, 2018, we have approximately $208,160 available under this arrangement, supported by loan collateral, as compared to $193,913 at September 30, 2017. We also maintain lines of credit of $1,726 with the Federal Reserve Bank and have $29,500 of uncommitted federal funds purchased lines of credit.
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
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2018, the Company had $117,066 in unused commitments, compared to $79,794 in unused commitments as of September 30, 2017.
Capital Resources. As of June 30, 2018, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") was enacted into law, which provides certain modifications to the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), which will provide regulatory relief for smaller and certain regional banking organizations. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements. In addition to the sections that reduce the regulatory burden on the Bank, the following sections of EGRRCPA will impact or potentially impact the Company’s financial statements:

•
Section 201 requires the Federal banking agencies to promulgate a rule establishing a new “Community Bank Leverage Ratio” of 8%-10% for depository institutions and depository institution holding companies, including banks and bank holding companies, with less than $10 billion in total consolidated assets. If such a depository institution or holding company maintains tangible equity in excess of this leverage ratio, it would be deemed to be in compliance with (1) the leverage and risk-based capital requirements promulgated by the Federal banking agencies; (2) in the case of a depository institution, the capital ratio requirements to be considered “well capitalized” under the Federal banking agencies’ “prompt corrective action” regime; and (3) “any other capital or leverage requirements” to which the depository institution or holding company is subject, in each case unless the appropriate Federal banking agency determines otherwise based on the particular institution’s risk profile. In carrying out these requirements, the Federal banking agencies are required to consult with State banking regulators and notify the applicable State banking regulator of any qualifying community bank that exceeds or no longer exceeds the Community Bank Leverage Ratio.

•
Section 214 statutorily prescribes that the Federal banking agencies may only require depository institutions to apply a heightened risk-weight to exposures that are “high volatility commercial real estate” ("HVCRE") if the exposures meet the definition of a HVCRE Acquisition, Development or Construction ("ADC") loan as set forth in that section. The new definition applies to a narrower scope of exposures. The new definition of HVCRE ADC loan excludes loans made prior to January 1, 2015, amends the loan-to-value/capital contribution exemption, specifies the loan must primarily finance the property, has the purpose of providing financing to acquire, develop or improve such real property in income-producing property and is dependent upon future income or sales proceeds or refinancing of such property to repay the loan. Once the property sufficiently produces cash-flows to support the debt service and expenses in accordance with the bank’s underwriting criteria for permanent financing, the loan meets the exemption as a HVCRE ADC loan.

•
Section 217 requires a reduction of the Federal Reserve Bank’s combined surplus fund from $7.5 billion to $6.825 billion. This surplus fund was decreased earlier this year from $10 billion to $7.5 billion as part of the Bipartisan Budget Act of 2018. This will impact the calculation of the Company’s Deposit Insurance.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2018 (Unaudited)
Total capital (to risk weighted assets)	$93,564,000	12.8%	$58,527,000	>=	8.0%	$73,159,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	87,106,000	11.9%	43,895,000	>=	6.0%	58,527,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	87,106,000	11.9%	32,921,000	>=	4.5%	47,553,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	87,106,000	9.3%	37,272,000	>=	4.0%	46,590,000	>=	5.0%
As of September 30, 2017 (Audited)
Total capital (to risk weighted assets)	$88,511,000	13.2%	$53,504,000	>=	8.0%	$66,880,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	82,569,000	12.4%	40,128,000	>=	6.0%	53,504,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	82,569,000	12.4%	30,096,000	>=	4.5%	43,472,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	82,569,000	9.2%	35,776,000	>=	4.0%	44,720,000	>=	5.0%

At June 30, 2018, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2018 (Unaudited)
Total capital (to risk weighted assets)	$143,434,000	19.6%	$58,527,000	>=	8.0%	$73,159,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	121,976,000	16.7%	43,895,000	>=	6.0%	58,527,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	60,687,000	8.3%	32,921,000	>=	4.5%	47,553,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	121,976,000	13.1%	37,272,000	>=	4.0%	46,590,000	>=	5.0%
As of September 30, 2017 (Audited)
Total capital (to risk weighted assets)	$79,889,000	12.0%	$53,504,000	>=	8.0%	$66,880,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	58,947,000	8.8%	40,128,000	>=	6.0%	53,504,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,947,000	8.8%	30,096,000	>=	4.5%	43,472,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,947,000	6.6%	35,776,000	>=	4.0%	44,720,000	>=	5.0%
At June 30, 2018, the Company was categorized as "Well Capitalized" under Prompt Corrective Action Provisions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following table sets forth, at June 30, 2018 and September 30, 2017 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity ("EVE") resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of June 30, 2018 and September 30, 2017, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2018	At September 30, 2017

+300 bp	(19.0)%	(18.0)%
+200 bp	(10.5)%	(9.7)%
+100 bp	(3.5)%	(2.8)%
0 bp	—%	—%
-100 bp	(3.9)%	(5.3)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at June 30, 2018 and September 30, 2017.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2018	At September 30, 2017

+300 bp	(9.6)%	(9.6)%
+200 bp	(5.6)%	(5.7)%
+100 bp	(1.7)%	(2.0)%
0 bp	—%	—%
-100 bp	0.2%	(1.0)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2018, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at reaching a level of reasonable assurance.

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
On April 25, 2018, Associated brought a motion for temporary injunction requesting that the Court enjoin the Bank and Mr. Nelson from contacting or marketing to 1,094 customers identified on the customer lists the subject of the motion.  The Bank opposed the motion and denied the allegations against it.  On May 4, 2018, at the hearing on the temporary injunction the Court denied Associated’s motion for temporary injunction, and directed that the customer information be removed from Mr.

Nelson’s email account. On June 29, 2018, the Bank entered into an agreement with Mr. Nelson and Associated Bank. The Bank admitted no wrongdoing and agreed to pay Associated $103 in reimbursement of their legal fees.
In the normal course of business, the Company and/or the Bank occasionally become involved in other various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.	RISK FACTORS
A detailed discussion of the Company's risk factors is disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K, for the fiscal year ended September 30, 2017. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business. With the exception of the following risk factors, there have been no material changes to the risk factors disclosed in our Form 10-K. The following additional risk factors have been added or amended and restated due to the implementation of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") enacted in December 2017 and the Acquisition:
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
We cannot predict whether any other tax legislation will be enacted in the future or whether any such changes to existing federal or state tax law would have a material adverse effect on our business, financial condition and results of operations. We continue to evaluate the impact the Tax Act and other enacted tax reform may have on our business, financial conduction and results of operations.
Acquisitions and expansion activities may disrupt our business, dilute existing stockholders and adversely affect our operating results. We recently acquired through merger, CBN and WFC. On June 20, 2018, the Company entered into a Stock Purchase Agreement with United Bancorporation and its wholly-owned subsidiary, United Bank, a Wisconsin chartered bank, pursuant to which the Company will, subject to the terms and conditions set forth therein, acquire 100% of the common stock of United Bank. We intend to continue to evaluate potential acquisitions and expansion opportunities in the normal course of our business. Although the integration of CBN and WFC into our operations is successfully proceeding, we cannot assure you that we will be able to adequately or profitably manage the Acquisition of United Bank orany such future acquisitions. Acquiring other banks or financial service companies, such as United Bank, as well as other geographic and product expansion activities, involve various risks including:

•	risks of unknown or contingent liabilities;

•	unanticipated costs and delays;

•	risks that acquired new businesses do not perform consistent with our growth and profitability

•	expectations;

•	risks of entering new markets or product areas where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may

•	require additional personnel, time and expenditures;

•	exposure to potential asset quality issues with acquired institutions;

•	difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and

•	start-up delays and costs of other expansion activities;

•	potential disruptions to our business;

•	possible loss of key employees and customers of acquired institutions;

•	potential short-term decreases in profitability; and

•	diversion of our management’s time and attention from our existing operations and business.
Our failure to execute our acquisition strategy could adversely affect our business, results of operations, financial condition and future prospects.
We may fail to realize the anticipated cost savings and other financial benefits of the Acquisition on the anticipated schedule, if at all. The Company and United Bank have operated and, until the effective time of the Acquisition, will continue to operate, independently. Our ability to realize success following consummation of the Acquisition will depend, in part, on our ability to successfully combine and integrate the businesses of the Company and United Bank. We may face significant challenges in integrating United Bank’s operations into our operations in a timely and efficient manner and in retaining personnel from United Bank that we anticipate needing. Achieving the anticipated cost savings and financial benefits of the Acquisition will depend, in part, on whether we can successfully integrate these businesses. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Acquisition. In addition, the integration of certain operations following the Acquisition will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the Acquisition, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company, which may affect the market price of our common stock.
The Acquisition is subject to the receipt of consents and approvals from government entities that may not be received, may take longer than expected or may impose conditions that could have an adverse effect on the combined company following the Acquisition. Before the Acquisition may be completed, various approvals or consents must be obtained from the Federal Reserve Board, the OCC, and the State of Wisconsin. These regulators may impose conditions on the completion of the Acquisition or require changes to the terms of the Acquisition. Although we do not currently expect that any such material conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Acquisition or imposing additional costs on or limiting the revenues of the combined company following the Acquisition, any of which might have an adverse effect on our Company and our common stock following the Acquisition.
If the Acquisition is not completed, we will have incurred substantial expenses without realizing the expected benefits of the Acquisition. We have incurred substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Acquisition. If the Acquisition is not completed for any reason, we would not realize any of the expected benefits of having completed the Acquisition, and the ongoing business of the Company and the market price of our common stock may be adversely affected.
The Acquisition may not produce revenue or earnings enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties. Difficulty in integrating United Bank may cause us not to realize expected revenue increases, cost savings or other anticipated benefits from the Acquisition. The integration could result in higher than expected deposit attrition (also known as run-off), loss of key employees, disruption of our business or the business of United Bank, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Acquisition. We are likely to need to make additional investment in equipment and personnel to manage higher asset levels and loan balances as a result of the Acquisition, which may adversely impact our earnings. Also, the negative effect of any divestitures required by regulatory authorities in the Acquisition or business combinations may be greater than expected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.
The table below shows the shares withheld from employees to satisfy tax withholding obligations during the three months ended June 30, 2018.

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Pans or Programs
April 1, 2018 - April 30, 2018	—	—	—	—
May 1, 2018 - May 31, 2018	855	$13.93	—	—
June 1, 2018 - June 30, 2018	954	$13.84	—	—
Total	1,809	$13.88	—	—
(1) Represents shares of common stock withheld from employees to satisfy tax withholding obligations associated with the vesting of restricted stock awards.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
(a) Exhibits

2.1
Stock Purchase Agreement between Citizens Community Bancorp, Inc., United Bank and United Bancorporation, dated June 20, 2018 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

3.1
Articles Supplementary with respect to the Series A Preferred Stock of Citizens Community Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.1
Securities Purchase Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.2
Registration Rights Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: August 10, 2018	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: August 10, 2018	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer