Form 10-K
period 2018-09-30
Citizens Community Bancorp Inc.
filed 2018-12-10
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
715-836-9994
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	NASDAQ Global MarketSM

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, March 29, 2018, was approximately $78.1 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At December 10, 2018 there were 10,953,512 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-K
September 30, 2018

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:

•	conditions in the financial markets and economic conditions generally;

•	the possibility of a deterioration in the residential real estate markets;

•	interest rate risk;

•	lending risk;

•	the sufficiency of loan allowances;

•	changes in the fair value or ratings downgrades of our securities;

•	competitive pressures among depository and other financial institutions;

•	our ability to realize the benefits of net deferred tax assets;

•	our ability to maintain or increase our market share;

•	acts of terrorism and political or military actions by the United States or other governments;

•	legislative or regulatory changes or actions, or significant litigation, adversely affecting the Company or Bank;

•	increases in FDIC insurance premiums or special assessments by the FDIC;

•	disintermediation risk;

•	our inability to obtain needed liquidity;

•	our ability to raise capital needed to fund growth or meet regulatory requirements;

•	the possibility that our internal controls and procedures could fail or be circumvented;

•	our ability to attract and retain key personnel;

•	our ability to keep pace with technological change;

•	cybersecurity risks;

•	risks posed by acquisitions and other expansion opportunities;

•	difficulties and delays in integrating the acquired business operations or fully realizing the cost savings and other benefits;

•	changes in federal or state tax laws;

•	changes in accounting principles, policies or guidelines and their impact on financial performance;

•	restrictions on our ability to pay dividends; and

•	the potential volatility of our stock price.

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

PART 1
ITEM 1. BUSINESS
General
Citizens Community Bancorp, Inc. (the "Company") is a Maryland corporation organized in 2004. The Company is a bank holding company and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and by the Federal Reserve Bank. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal N.A. (the "Bank"), and providing commercial, agricultural and consumer banking activities through the Bank. At September 30, 2018, we had approximately $975 million in total assets, $747 million in deposits, and $136 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share, per share and capital ratio amounts, are stated in thousands.
Citizens Community Federal N.A.
The Bank is a federally chartered National Bank serving customers in Wisconsin, Minnesota and Michigan through 21 full-service branch locations as of September 30, 2018. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, agricultural operators and consumers, including one-to-four family residential mortgages.
Wells Insurance Agency, a Minnesota corporation formed in 1976 and wholly owned subsidiary of the Bank (“WIA”), provides financial and insurance products to customers of the Bank and members of the general public in the Bank's market area. Intercompany interest income and interest expenses are eliminated in the preparation of the consolidated financial statements. WIA maintains adequate cash at the Bank to fund operations.
Acquisitions
On June 20, 2018, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with United Bancorporation and its wholly-owned subsidiary, United Bank, a Wisconsin chartered bank (“United Bank”) to acquire 100% of the common stock of United Bank . On October 19, 2018, the Company completed the acquisition of United Bank. In connection with the acquisition, the Company merged United Bank with and into the Bank, with the Bank surviving the merger. Our financial statements for the fiscal year ended September 30, 2018 do not include the impact of the October 19, 2018 closing of the United Bank acquisition. The Company plans to file separate financial statements and pro forma financial information, as required by SEC rules, in a Current Report on Form 8-K within the prescribed 75-day period following consummation of the acquisition of United Bank. See Note 19, “Subsequent Events” for additional information.
On August 18, 2017, the Company completed its merger with Wells Financial Corporation (“WFC”), pursuant to the merger agreement, dated March 17, 2017. At that time, the separate corporate existence of WFC ceased, and the Company survived the merger. In connection with the merger, the Company caused Wells Federal Bank to merge with and into the Bank, with the Bank surviving the merger. The merger expanded the Bank's market share in Mankato and southern Minnesota, and added seven branch locations along with expanded services through Wells Insurance Agency, Inc.. For further disclosure and discussion, see Note 2, “Acquisitions”.
Capital Raising Transactions
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
On September 28, 2018, each share of Series A Preferred Stock was mandatorily converted into 10 shares of common stock following receipt of stockholder approval of the issuance of the 5,000,000 shares of common stock.
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
Lending Activities
We offer a variety of loan products including commercial real estate loans, commercial and industrial (C&I) loans, agricultural real estate loans, agricultural non-real estate loans, residential mortgages, home equity lines-of-credit and consumer loans. We make real estate, consumer, commercial and agricultural loans in accordance with the basic lending policies established by Bank management and approved by our Board of Directors. We focus our lending activities on individual consumers and small commercial borrowers within our market areas. Our lending has been historically concentrated primarily within Wisconsin, Minnesota and Michigan. Competitive and economic pressures exist in our lending markets, and recent and any future developments in (a) the general economy, (b) real estate lending markets, and (c) the banking regulatory environment could have a material adverse effect on our business and operations. These factors may impact the credit quality of our existing loan portfolio, or adversely impact our ability to originate sufficient high quality loans in the future.
Our total gross outstanding loans, before net deferred loan costs and unamortized discounts on acquired loans, as of September 30, 2018, were $762,693, consisting of $353,020 in commercial agricultural real estate loans, $102,843 in commercial/agricultural non-real estate loans, $209,781 in residential real estate loans and $97,089 in consumer non-real estate loans. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis” for further analysis of our loan portfolio.
Investment Activities
We maintain a portfolio of investments, consisting primarily of mortgage-backed securities, U.S. Government sponsored agency securities, bonds and other obligations issued by states and their political subdivisions, corporate debt securities and corporate asset based securities. We attempt to balance our portfolio to manage interest rate risk, regulatory requirements, and liquidity needs while providing an appropriate rate of return commensurate with the risk of the investment. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis Investment Securities” for further analysis of our investment portfolio.
Deposits and Other Sources of Funds
General. The Company's primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short- term investments; and funds provided from operations.
Deposits. We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At September 30, 2018, our total deposits were $746,529 including interest bearing deposits of $659,034 and non-interest bearing deposits of $87,495.
Borrowings. In addition to our primary sources of funds, we maintain access to additional sources of funds through borrowing, including FHLB borrowings, lines of credit with the Federal Reserve Bank, our Revolving Loan and our Note. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis Federal Home Loan Bank (FHLB) advances and other borrowings” for further analysis of our borrowings.
Competition
We compete with other financial institutions and businesses both in attracting and retaining deposits and making loans in all of our principal markets. We believe the primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, technology, convenient locations and office hours, and alternative delivery systems. One such delivery system is remote deposit capture for those commercial customers that are not conveniently located near one of our branches or mobile banking for retail customers. Competition for deposit products comes primarily from other banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds, and other investment alternatives. We believe the primary factors in competing for loans are interest rates, loan origination fees, and the quality and the range of lending services. Successful loan originations tend to depend not only on interest rate and terms of the loan but also on being responsive and flexible to the customer's needs. Competition for loans comes primarily from other banks, mortgage banking firms, credit unions, finance companies, leasing companies and other financial intermediaries. Some of our competitors are not subject to the same degree of regulation as that imposed on national banks or federally insured institutions, and these other institutions may be able to price loans and deposits more aggressively. We also face direct competition from other banks and their holding companies that have greater assets and resources than ours. However, we have been able to compete effectively with other financial institutions by building customer relationships with a focus on small-business solutions, including internet and mobile banking, electronic bill pay and remote deposit capture.

Regulation and Supervision
The banking industry is highly regulated, and the Company and the Bank are subject to numerous laws and regulations. As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Bank is also subject to regulation, supervision and examination by the OCC. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.
The following is a brief summary of material statutes and regulations that affect the Company and the Bank. The following summary is not a complete discussion or analysis and is qualified in its entirety by reference to the statutes and regulations summarized below. Changes in statutes, regulations and policies applicable to the Company or the Bank cannot be predicted with certainty, but they may have a material effect on the business and earnings of the Company.
Securities Regulation and Listing
Our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is listed on the NASDAQ Global Market under the symbol “CZWI.” We are subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act, as well as the Securities Act of 1933 (the “Securities Act”), both administered by the SEC. As a company listed on the NASDAQ Global Market, we are subject to NASDAQ standards for listed companies.
The Company is currently a “smaller reporting company” which allows us to provide certain simplified and scaled disclosures in our filings with the SEC. In June 2018, the SEC adopted amendments that raised the thresholds for a company to be eligible to provide scaled disclosures as a smaller reporting company to $250 million of public float. As such, we will remain a smaller reporting company for so long as the market value of the Company’s common stock held by non-affiliates as of the end of its most recently completed second fiscal quarter is less than $250 million. Although we remain a smaller reporting company, we have become an “accelerated filer” because our public float exceeds $75 million.
Sarbanes-Oxley Act.
The Sarbanes-Oxley Act of 2002 (SOX) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX and the SEC’s implementing regulations include provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, except (in the case of banking companies) loans in the normal course of business; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company's auditors for non-audit services and limitations on the provision of such services; attestation requirements for company management and external auditors, relating to internal controls and procedures; and various increased criminal penalties for violations of federal securities laws.
Section 404 of SOX requires management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting. Since the Company has become an “accelerated filer, “ we have become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the Company’s internal control over financial reporting and the operating effectiveness of these controls, making the public reporting process more costly. The Company has incurred, and expects to continue to incur, costs in connection with its on-going compliance with Section 404.

The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) significantly changed the regulatory structure for financial institutions and their holding companies, including with respect to lending, deposit, investment, trading and operating activities. Among other provisions, the Dodd-Frank Act:
•permanently increased the FDIC’s standard maximum deposit insurance amount to $250,000, changed the FDIC insurance assessment base to assets rather than deposits and increased the reserve ratio for the deposit insurance fund to ensure the future strength of the fund;
•repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•created and centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”). Smaller institutions are subject to rules promulgated by the CFPB and are also examined and supervised by their federal banking regulators for consumer compliance purposes;
•imposed limits for debit card interchange fees for issuers that have assets greater than $10 billion, which also could affect the amount of interchange fees collected by financial institutions with less than $10 billion in assets;
•restricted the preemption of state law by federal law and disallowed subsidiaries and affiliates of national banks from availing themselves of such preemption;
•imposed comprehensive regulation of the over-the-counter derivatives market subject to significant rulemaking processes, to include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;
•established new requirements related to mortgage lending, including prohibitions against payment of steering incentives and provisions relating to underwriting standards, disclosures, appraisals and escrows;
•prohibited banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the Volcker Rule); and
•implemented corporate governance revisions that apply to all public companies, not just financial institutions.
Federal banking regulators and other agencies including, among others, the FRB, the OCC and the CFPB, have been engaged in extensive rule-making efforts under the Dodd-Frank Act.  Some of the rules that have been adopted or proposed to comply with Dodd-Frank Act mandates are discussed in more detail below.
2018 Regulatory Reform
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as the Bank.
The EGRRCPA, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The EGRRCPA also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the EGRRCPA includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
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
It is difficult at this time to predict when or how any new standards under the EGRRCPA will ultimately be applied to us or what specific impact the EGRRCPA and the yet-to-be-written implementing rules and regulations will have on community banks.
Capital Adequacy
Banks and bank holding companies, as regulated institutions, are required to maintain minimum levels of capital. The FRB and the OCC have adopted minimum risk-based capital requirements (Tier 1 capital, common equity Tier 1 capital (“CET1”) and total capital) and leverage capital requirements, as well as guidelines that define components of the calculation of capital and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.
In addition to the minimum risk-based capital and leverage ratios, banking organizations must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer will be fully phased in on January 1, 2019.
The Bank’s capital categories are determined solely for the purpose of applying the “prompt corrective action” rules described below and they are not necessarily an accurate representation of its overall financial condition or prospects for other purposes. Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. See “Bank Regulation - Prompt Corrective Action” below.
Bank Holding Company Regulation
As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 (the “BHCA”) and regulation and supervision by the FRB. A bank holding company is required to obtain the approval of the FRB before making certain acquisitions or engaging in certain activities. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.
A bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than five percent of the voting shares of such bank. The approval of the FRB is also required for the merger or consolidation of bank holding companies.
Pursuant to the BHCA, the FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.
The Company is required to file periodic reports with the FRB and provide any additional information the FRB may require. The FRB also has the authority to examine the Company and its subsidiaries, as well as any arrangements between the Company and its subsidiaries, with the cost of any such examinations to be borne by the Company.  Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates.
Bank Regulation
Anti-Money Laundering and OFAC Regulation. The Bank is subject to a number of anti-money laundering laws (“AML”) and regulations. The Bank Secrecy Act of 1970 (“BSA”) and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems from facilitating the flow of illegal or illicit money or terrorist funds. Those requirements include ensuring effective board and management oversight, establishing policies and procedures, performing comprehensive risk assessments, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive independent audit of BSA compliance activities.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) significantly expanded the AML and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including “Know Your Customer” and “Enhanced Due Diligence” practices) and other obligations to maintain appropriate policies, procedures and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing. An institution subject to the Patriot Act must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The FDIC continues to issue regulations and additional guidance with respect to the application and requirements of BSA and AML.
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by the United States Department of the Treasury's Office of Foreign Assets Control (“OFAC”), these are typically known as the “OFAC” rules. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “United States persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to United States jurisdiction (including property in the possession or control of United States persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.
Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution and result in material fines and sanctions. The Bank has implemented policies and procedures to comply with the foregoing requirements.
Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each category.
A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure pursuant to any written agreement, order, capital directive, or prompt corrective action directive, and has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a CET1 capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.
The FRB may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank’s risk profile.
Deposit Insurance. The deposits of the Bank are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. Under the Dodd-Frank Act, the maximum per depositor FDIC insurance amount increased from $100,000 to $250,000. The FDIC applies a risk-based system for setting deposit insurance assessments, which was amended by the Dodd-Frank Act. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In addition to deposit insurance assessments, the FDIC is authorized to collect assessments from FDIC insured depository institutions to service the outstanding obligations of Financing Corporation (FICO).

     The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA. The FDIC’s implementing rules redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity.
     Federal Home Loan Bank (“FHLB”) System. The Bank is a member of the FHLB of Chicago, which is one of the 11 regional Federal Home Loan Banks. The primary purpose of the FHLBs is to provide funding to their saving association members in support of the home financing credit function of the members. Each FHLB serves as a reserve or central bank for its members within its assigned region. FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. FHLBs make loans or advances to members in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Financing Board. All advances from a FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. Long-term advances are required to be used for residential home financing and small business and agricultural loans.
As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. As of September 30, 2018, the Bank had $3,015 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock.
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.
The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.”
The Bank had a CRA rating of “Satisfactory” as of its most recent regulatory examination.
Consumer Compliance and Fair Lending Laws. The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Patriot Act, BSA, the Foreign Account Tax Compliance Act, CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of the Dodd-Frank Act. The enforcement of fair lending laws has been an increasing area of focus for regulators, including the OCC and CFPB.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act of 2017 (“Tax Act”), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. The Company anticipates that this tax rate change should reduce its federal income tax liability in future years, but the Company did recognize certain effects of the tax law changes related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Estimates Income Taxes.”
Effects of Government Monetary Policy
 The earnings of the Company are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the FRB regulates money supply, credit conditions and interest rates in order to influence general economic conditions, primarily through open market operations in United States Government Securities, varying the discount rate on member bank borrowings, setting reserve requirements against member and nonmember bank deposits, regulating interest rates payable by member banks on time and savings deposits and expanding or contracting the money supply. FRB monetary policies have had a significant effect on the operating results of commercial banks and their holding companies, including the Bank and the Company, in the past and are expected to continue to do so in the future.
Employees
At December 10, 2018, we had 254 full-time employees and 282 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.

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
Our business may be adversely affected by conditions in the financial markets and economic conditions generally. We operate primarily in the Wisconsin, Minnesota and Michigan markets. As a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. In addition, our business is susceptible to broader economic trends within the United States economy. Economic conditions have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, tariffs, unemployment, changes in securities markets, changes in housing market prices or other factors could impact economic conditions and, in turn, could have a material adverse effect on our financial condition and results of operations.
Deterioration in the markets for residential real estate, including secondary residential mortgage loan markets, could reduce our net income and profitability. During the severe recession that lasted from 2007 to 2009, softened residential housing markets, increased delinquency and default rates, and volatile and constrained secondary credit markets negatively impacted the mortgage industry. Our financial results were adversely affected by these effects including changes in real estate values, primarily in Wisconsin, Minnesota and Michigan, and our net income declined as a result. Decreases in real estate values adversely affected the value of property used as collateral for loans as well as investments in our portfolio. Continued slow growth in the economy since 2009 resulted in increased competition and lower rates, which has negatively impacted our net income and profits.
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
The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Company for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses Banking regulators expect the new accounting standard will increase the allowance for loan losses. Any change in the allowance for loan losses at the time of adoption will be an adjustment to retained earnings and would change the Bank’s capital levels. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At September 30, 2018, $118,482 of our securities, were classified as available for sale and $4,619 were classified as held to maturity. The estimated fair value of our available for sale securities portfolio may increase or decrease depending on market conditions. Our available for sale securities portfolio is comprised of fixed-rate, and to a lessor extent, floating rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our available for sale securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.
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
We operate in a highly regulated environment, and are subject to changes, which could increase our cost structure or have other negative impacts on our operations. The banking industry is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. We are also subject to regulation by the SEC. Our compliance with these regulations, including compliance with regulatory commitments, is costly. Regulation includes, among other things, capital and reserve requirements, permissible investments and lines of business, mergers and acquisitions, restrictions on transactions with insiders and affiliates, anti-money laundering regulations, dividend limitations, community reinvestment requirements, limitations on products and services offered, loan limits, geographical limits, and consumer credit regulations. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the Deposit Insurance Fund, our depositors and the public, rather than our stockholders. Failure to comply with applicable laws, regulations or policies could result in sanction by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, consolidated financial condition and results of operations. In addition, any change in government regulation could have a material adverse effect on our business.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.
The Basel III Rules, which became effective for us on January 1, 2015, included new minimum risk-based capital and leverage ratios and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The Basel III Rules also establish a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The capital conservation buffer will be fully phased in on January 1, 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. The application of more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the Basel III Rules could result in our having to lengthen the term of our funding sources, change our business models or increase our holdings of liquid assets. Specifically, the Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit the Company’s ability to pay dividends to stockholders.
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
Our Reporting Obligations As A Public Company Are Costly. Reporting requirements of a public company change depending on the reporting classification in which the Company falls as of the end of its second quarter of each fiscal year. The Company is currently a “smaller reporting company” which allows us to provide certain simplified and scaled disclosures in our filings. We will remain a smaller reporting company for so long as the market value of the Company’s common stock held by non-affiliates as of the end of its most recently completed second fiscal quarter is less than $250 million. Although we remain a smaller reporting company, we have become an “accelerated filer” because our public float exceeds $75 million. As such we have become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting, making the public reporting process more costly.
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
Acquisition and expansion activities may disrupt our business, dilute existing stockholders and adversely affect our operating results. We recently acquired through merger, CBN and WFC. On June 20, 2018, the Company entered into a Stock Purchase Agreement with United Bancorporation and its wholly-owned subsidiary, United Bank, a Wisconsin chartered bank. On October 19, 2018, the Company completed its previously announced acquisition of United Bank. We intend to continue to evaluate potential acquisitions and expansion opportunities in the normal course of our business. Although the integration of CBN and WFC into our operations is successfully proceeding, we cannot assure you that we will be able to adequately or profitably manage the Acquisition of United Bank or any such future acquisitions. Acquiring other banks or financial service companies, such as United Bank, as well as other geographic and product expansion activities, involve various risks including:

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
We may fail to realize the anticipated cost savings and other financial benefits of the United Bank acquisition on the anticipated schedule, if at all. Our ability to realize success following consummation of the acquisition of United Bank will depend, in part, on our ability to successfully combine and integrate the businesses of the Company and United Bank. We may face significant challenges in integrating United Bank’s operations into our operations in a timely and efficient manner and in retaining personnel from United Bank that we anticipate needing. Achieving the anticipated cost savings and financial benefits of the acquisition will depend, in part, on whether we can successfully integrate these businesses. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. In addition, the integration of certain operations will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company, which may affect the market price of our common stock.
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
The ability of the Bank to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. The Bank may not be able to generate adequate cash flow to pay us dividends in the future. The Company's ability to pay dividends is also subject to the terms of its Business Note Agreement dated August 1, 2018, which prohibits the Company from making dividend payments while an event of default has occurred and is continuing under the loan agreement or from allowing payment of a dividend which would create an event of default. The Company has pledged 100% of Bank stock as collateral for the loan and credit facilities. The inability to receive dividends from the Bank could have an adverse effect on our business and financial condition.
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
Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 10,516,359 shares of our common stock held by nonaffiliates as of December 10, 2018. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases its main administrative offices located at 2174 EastRidge Center, Eau Claire, WI 54701. At September 30, 2018, the Bank had a total of 21 full-service branch offices located in the Wisconsin cities of Altoona, Barron, Chippewa Falls, Eau Claire, Ellsworth, Ladysmith, Rice Lake (2) and Spooner, the Minnesota cities of Albert Lea, Blue Earth, Fairmont, Faribault, Mankato, Minnesota Lake, Oakdale, Red Wing, St. James, St. Peter and Wells, and Rochester Hills, Michigan. Of these, the Bank owns 11 and leases the remaining 10 branch offices. On October 19, 2018, the Bank merged with United Bank, adding 6 branch offices located in central Wisconsin for a total of 27 full-service branch offices. Of these additional branch offices, the Bank owns all six branch offices. Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs. For more information on our properties and equipment, see Note 6, Office Properties and Equipment of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information on our leases, see Note 11, Commitments and Contingencies of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, the Company and/or the Bank occasionally become involved in various legal proceedings. While the outcome of any such proceeding cannot be predicted with certainty, in our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
ITEM 4. MINE SAFETY DISCLOSURES
None
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Historically, trading in shares of our common stock has been limited. Citizens Community Bancorp, Inc. common stock is traded on the NASDAQ Global Market under the symbol “CZWI”.
We had approximately 521 stockholders of record at December 10, 2018. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. In determining the payment of cash dividends, our Board of Directors considers our earnings, capital and debt servicing requirements, the financial ratio guidelines of our regulators, our financial condition and other relevant factors.
The Company's ability to pay dividends on its common stock is dependent on the dividend payments it receives from the Bank, since the Company receives substantially all of its revenue in the form of dividends from the Bank. Future dividends are not guaranteed and will depend on the Company's ability to pay them. For more information on dividends, see Note 10, Capital Matters of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.
The table below shows the shares withheld from employees to satisfy tax withholding obligations during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2018 - August 31, 2018	202	$14.00	—	—
September 1, 2018 - September 30, 2018	324	$14.14	—	—
Total	526	$14.08	—	—
(1) Represents shares of common stock withheld from employees to satisfy tax withholding obligations associated with the vesting of restricted stock awards.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended September 30, (dollars in thousands, except per share data)

	2018	2017	2016	2015	2014
Selected Results of Operations Data:
Interest income	38,896	27,878	$25,084	$23,004	$24,033
Interest expense	8,593	5,610	5,007	4,438	4,275
Net interest income	30,303	22,268	20,077	18,566	19,758
Provision for loan losses	1,300	319	75	656	1,910
Net interest income after provision for loan losses	29,003	21,949	20,002	17,910	17,848
Fees and service charges	4,635	2,937	2,923	3,006	2,868
Net impairment losses recognized in earnings	—	—	—	—	(78)
Net gain (loss) on sale of available for sale securities	(17)	111	63	60	(168)
Other non-interest income	2,752	1,703	929	847	794
Non-interest income	7,370	4,751	3,915	3,913	3,416
Non-interest expense	29,764	22,878	20,058	17,403	17,224
Income before provision for income taxes	6,609	3,822	3,859	4,420	4,040
Income tax provision	2,326	1,323	1,286	1,614	1,530
Net income	$4,283	$2,499	$2,573	$2,806	$2,510
Per Share Data: (1)
Net income per share (basic) (1)	$0.72	$0.47	$0.49	$0.54	$0.49
Net income per share (diluted) (1)	$0.58	$0.46	$0.49	$0.54	$0.48
Cash dividends per common share	$0.20	$0.16	$0.12	$0.08	$0.04
Book value per share at end of period	$12.45	$12.48	$12.27	$11.74	$11.23
Tangible book value per share at end of period	$11.05	$9.78	$11.22	$11.72	$11.20

CITIZENS COMMUNITY BANCORP, INC.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
	Year ended September 30, (dollars in thousands, except per share data)

	2018	2017	2016	2015	2014
Selected Financial Condition Data:
Total assets	975,409	940,664	695,865	580,148	569,815
Investment securities	123,101	101,336	86,792	87,933	70,974
Total loans, net of deferred costs (fees)	759,247	732,995	574,439	450,510	470,366
Total deposits	746,529	742,504	557,677	456,298	449,767
Short-term FHLB borrowings	63,000	90,000	45,461	33,600	20,000
Other FHLB borrowings	—	—	13,830	25,291	38,891
Other borrowings	24,619	30,319	11,000	—	—
Total shareholders’ equity	135,847	73,483	64,544	61,454	58,019
Weighted average basic common shares outstanding	5,943,891	5,361,843	5,241,458	5,208,708	5,163,373
Weighted average diluted common shares outstanding	7,335,247	5,378,360	5,257,304	5,239,942	5,196,706
Performance Ratios:
Return on average assets	0.45%	0.34%	0.40%	0.49%	0.45%
Return on average total shareholders’ equity	4.35%	3.76%	4.08%	4.70%	4.47%
Net interest margin (2)	3.42%	3.31%	3.27%	3.36%	3.61%
Net interest spread (2)
Average during period	3.27%	3.19%	3.15%	3.24%	3.54%
End of period	3.37%	3.47%	3.31%	3.15%	3.58%
Net overhead ratio (3)	2.35%	2.48%	2.39%	2.35%	2.46%
Average loan-to-average deposit ratio	99.52%	100.87%	101.08%	101.63%	101.57%
Average interest bearing assets to average interest bearing liabilities	114.92%	114.96%	114.38%	114.15%	109.35%
Efficiency ratio (4)	79.01%	84.67%	83.60%	77.42%	74.08%
Asset Quality Ratios:
Non-performing loans to total loans (5)	1.10%	1.10%	0.62%	0.27%	0.34%
Allowance for loan losses to:
Total loans (net of unearned income)	0.89%	0.81%	1.06%	1.44%	1.38%
Non-performing loans	81.04%	73.90%	169.92%	532.02%	410.47%
Net charge-offs to average loans	0.07%	0.07%	0.10%	0.14%	0.35%
Non-performing assets to total assets	1.14%	1.49%	0.62%	0.37%	0.46%
Capital Ratios:
Shareholders’ equity to assets (6)	13.93%	7.81%	9.28%	10.59%	10.18%
Average equity to average assets (6)	10.32%	9.09%	9.87%	10.39%	9.98%
Tier 1 capital (leverage ratio) (7)	9.2%	9.2%	9.3%	10.6%	10.1%
Total risk-based capital (7)	13.1%	13.2%	14.1%	16.8%	16.3%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.

(2)
Net interest margin represents net interest income as a percentage of average interest earning assets, and net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.

(3)	Net overhead ratio represents the difference between non-interest expense and non-interest income, divided by average assets.

(4)	Efficiency ratio represents non-interest expense, divided by the sum of net interest income and non-interest income, excluding impairment losses from OTTI.

(5)	Non-performing loans are either 90+ days past due or nonaccrual. Non-performing assets consist of non-performing loans plus other real estate owned plus other collateral owned.

(6)	Company ratios

(7)	Bank regulatory ratios

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition and results of operations that should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended September 30, 2018 and 2017.
PERFORMANCE SUMMARY
The following is a brief summary of some of the significant factors that affected our operating results in 2018. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
As management continues to execute its strategy to grow certain loan portfolio segments, and reduce concentrations in certain other loan portfolio segments, we view our loan portfolio as follows. The Community Banking loan portfolios reflect management’s strategy to grow its commercial banking business and consumer lending. The Legacy loan portfolios reflect management’s strategy to sell substantially all newly originated fixed rate one to four family residential real estate loans in the secondary market and the discontinuation of originated and purchased indirect paper loans.
We reported net income of $4,283 for the year ended September 30, 2018, compared to net income of $2,499 for the year ended September 30, 2017. Diluted earnings per share were $0.58 for 2018 compared to $0.46 for the year ended September 30, 2017. Return on average assets for the year ended September 30, 2018 was 0.45%, compared to 0.34% for the year ended September 30, 2017. The return on average equity was 4.35% for 2018 and 3.76% for 2017. An annual cash dividend in the amount of $0.20 per share and $0.16 per share was paid in the fiscal year ended September 30, 2018 and 2017, respectively.
On August 18, 2017, the Company completed its merger with WFC, pursuant to the merger agreement, dated March 17, 2017. At that time, the separate corporate existence of WFC ceased, and the Company survived the merger. In connection with the merger, the Company caused Wells Federal Bank to merge with and into the Bank, with the Bank surviving the merger.
On June 20, 2018, the Company entered into the Stock Purchase Agreement with United Bancorporation and its wholly-owned subsidiary, United Bank. On October 19, 2018, the Company completed the acquisition of United Bank. The Company acquired 100% of the common stock of United Bank for a purchase price of approximately $50.7 million, plus approximately $0.4 million in closing date purchase price, for a total cash consideration of approximately $51.1 million. The acquisition resulted in increases of approximately $268 million in total assets, $240 million in loans and $214 million in deposits, respectively. In connection with the acquisition, the Company merged United Bank with and into the Bank, with the Bank surviving the merger.
We closed the United Bank acquisition on October 19, 2018, which will enhance the composition of core community banking loans and increase our market presence in Eau Claire and the Chippewa Valley markets. We expect to report assets in excess of $1.2 billion next quarter and rank second in market presence in Eau Claire County as measured by deposits. The combination of two independent financial institutions will be better positioned to provide enhanced product lines and services along with knowledge and resources to or customers, which we expect to be beneficial to our shareholders over time.
On June 20, 2018, the Company entered into a Securities Purchase Agreement with the Purchasers, pursuant to which the Company sold an aggregate of 500,000 shares of the Company’s Series A Preferred Stock, in the Private Placement at $130.00 per share, for aggregate gross proceeds of $65 million.
Each share of Series A Preferred Stock was mandatorily converted into ten shares of common stock following receipt of stockholder approval of the issuance of the 5,000,000 shares of common stock on September 28, 2018.

Key factors behind the earnings results were:

•
For the fiscal year ended September 30, 2018, pre-tax income, as adjusted for merger related costs and branch closure costs, would have increased $489. The aforementioned costs, along with $338 of additional income tax provision, primarily due to the Tax Cuts and Jobs Act of 2017, resulted in a net increase of $0.10 per diluted share after-tax.

•
Net interest income for the year ended September 30, 2018, grew 32% to $29,003 from $21,949 in fiscal 2017, largely due to the full-year impact of the WFC acquisition, and to a lesser extent, organic growth.

•
For the year ended September 30, 2018, the net interest margin increased 11 bps to 3.42% from 3.31% for the comparable 2017 period. The full-year impact of the WFC acquisition helped the Company minimize the impact of short-term interest rate increases by the Federal Reserve.

•
Loan loss provision increased to $1,300 for the year ended September 30, 2018, compared to $319 for the comparable 2017 period. Provision increased due to organic growth of portfolio loans and the impact of the remix of the loan portfolio to commercial lending, which has a higher required loan loss provision than provision levels associated with one to four residential and indirect loan portfolios.

•
For the year ended September 30, 2018, total non-interest income grew 55% to $7,370 from $4,751 for the comparable 2017 period. Growth in non-interest income is due largely to business lines enhanced or acquired as a result of the WFC acquisition. In addition, mortgage gain on sale increased due to the Company's increased volume of saleable residential loans.

•
Non-interest expense increased 30% to $29,764 for the year ended September 30, 2018, from $22,878 for the comparable prior 2017 period, primarily due to (1) the full-year impact of the WFC acquisition, (2) the impact of losses on OREO valuation reductions, primarily due to the sales of the Company's two closed branches, and largest OREO parcel totaling $504, (3) a branch closing and (4) increased professional service costs associated with the United Bank acquisition, legal costs of $198 for litigation settled in June 2018, and Sarbanes-Oxley 404 compliance costs.

•
Fiscal 2018 operations reflect a remix of loan composition. At September 30, 2017, commercial, multi-family, construction and agricultural loans for both operating purposes and secured by real estate totaled 60.0% of the total loan portfolio versus 48.2% one year earlier.

•
Net loans were $752,499 at September 30, 2018, compared to $727,053 at September 30, 2017. The increase in loans is due to growth in the Company’s commercial lending portfolios, which more than offset the planned reductions in the Company’s residential and indirect loan portfolios.

•
The allowance for loan and lease losses was 0.89% of total loans at September 30, 2018, compared to 0.81% one year earlier. The modest increase is due to overall loan growth and loan volume changes between our Legacy to Community Banking loan portfolios.

•
Nonperforming assets ("NPA") decreased to $11,095, or 1.14% of total assets at September 30, 2018, compared to $14,058, or 1.49% of total assets at September 30, 2017. The reduction in NPA is largely due to reductions in OREO due to sales. In fiscal 2018, the Bank sold one closed branch and the largest other real estate owned ("OREO") property balance, which were carried at $1,501 at September 30, 2017. In addition, during fiscal 2018, the Bank sold one other closed branch that was added to OREO during fiscal 2018. The Bank recorded writedowns on these two closed branch properties of $449 during fiscal 2018. Additionally, the Bank reduced the contract for deed portfolio by $1,635 to $1,811 at September 30, 2018, due to loan repayments and refinancings, including balances of $1,038 which the Bank refinanced and moved to the loan portfolio, due to meeting the criteria for sale accounting.

•	Total deposits were $746,529 at September 30, 2018, compared to $742,504 at September 30, 2017.

•
FHLB advances decreased from $90,000 at September 30, 2017 to $63,000 at September 30, 2018, as certain funding needs were met by proceeds from the June 2018 preferred stock offering. Other borrowings decreased by $5,700 during the year ended September 30, 2018, due to reductions in the Company's senior debt.

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

Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2018 which is related to its banking activities. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of September 30, 2018.
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
Income Taxes.
Amounts provided for income tax expenses are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities, which arise principally from temporary differences between the amounts reported in the financial statements and the tax basis of certain assets and liabilities, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of September 30, 2018, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
The Tax Cuts and Jobs Act of 2017 ("Tax Act"), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. In the fourth quarter of fiscal 2018, based on updated information obtained in connection with the filing of our tax return and analysis of our net deferred tax asset both from the return and 2018 tax provisions, we finalized the tax analysis and recorded an additional $63 of expense, or a net increase in our tax provision for the year of $338 related to the Tax Act.
STATEMENT OF OPERATIONS ANALYSIS
2018 compared to 2017
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
Net interest income on a tax-equivalent basis was $30,514 for 2018, compared to $22,563 for 2017. Interest income on tax exempt securities is computed on a tax equivalent basis. The net interest margin for 2018 was 3.42% compared to 3.31% for 2017. The 11 basis point increase in net interest margin was mainly attributable to a 29 basis point increase in loan yields with only a 1 basis point decrease in deposits costs. Loan yields increased primarily due to lending portfolio shifts from our legacy to community banking portfolios. The slight change in deposit costs is due to customers shifting from money market and other interest-bearing deposit accounts to certificate accounts in the current rising interest rate environment offset by increases resulting from the full-year impact of the acquired, lower rate, WFC deposit portfolio.
Also contributing to the net interest margin increase is a 7 basis point increase on investment securities yields, primarily due to purchases at yields above average portfolio rates, offset by a 117 basis point increase in borrowing costs, largely due to higher short-term interest rates. Borrowing costs increased due to higher average outstanding borrowings balances during fiscal 2018, despite lower borrowings balances at September 30, 2018. Borrowings balances were lower at September 30, 2018 due to reduced reliance on FHLB borrowings for loan funding needs, and payoff of over $5 million of corporate borrowings in the fourth quarter of fiscal 2018.
As shown in the rate/volume analysis table below, positive volume changes resulted in a $7,556 increase in net interest income in 2018. Average loan volume increases were due to commercial real estate and non-real estate loan growth in the current fiscal year over the prior fiscal year, arising from the full-year impact of the WFC acquisition and management's strategy to continue to grow its Community Banking portfolio and allow runoff of its Legacy loan portfolio. The increase and changes in the composition of interest earning assets resulted in a $11,018 increase in interest income for 2018, and a $2,983 increase in interest expense due partially to acquisition of WFC assets and liabilities and the increase in borrowings to facilitate the acquisition. Rate changes on interest earning assets caused an increase in interest income by $2,113 and increased interest expense by $1,634, for a net impact of a $479 increase in net interest income between 2018 and 2017.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest earning assets on a tax-equivalent basis, rates paid on interest bearing liabilities and the resultant spread at September 30 for each of the last two fiscal years. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $892,472 in 2018 compared to $682,545 in 2017. Average loans outstanding increased to $735,602 in 2018 from $568,670 in 2017. Interest income on loans increased $9,713, of which $7,958 related to the increase in average outstanding balances, offset by an increase in interest income due to higher yields on such loans in the amount of $1,755.
Average interest bearing liabilities increased $182,859 in 2018 from their 2017 levels. The increase in average interest-bearing liabilities was primarily due to the full-year effect of both the deposits acquired in the WFC acquisition and, to a lesser extent, holding company borrowings used to facilitate the purchase. Average interest bearing deposits increased $154,850, or 30.3% to $665,782 in 2018. Interest expense on interest bearing deposits increased $822 during 2018 from the volume and mix changes and increased $422 from the impact of the rate environment, resulting in an aggregate increase of $1,244 in interest expense on interest bearing deposits.

	Year ended September 30, 2018			Year ended September 30, 2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$24,747	$308	1.24%	$19,368	$139	0.72%
Loans	735,602	35,539	4.83%	568,670	25,826	4.54%
Interest-bearing deposits	7,871	149	1.89%	1,922	29	1.51%
Investment securities (1)	116,517	2,508	2.33%	87,449	1,679	2.26%
Non-marketable equity securities, at cost	7,735	392	5.07%	5,136	205	3.99%
Total interest earning assets (1)	$892,472	$38,896	4.38%	$682,545	$27,878	4.13%
Average interest-bearing liabilities:
Savings accounts	$94,854	$162	0.17%	$53,530	$67	0.13%
Demand deposits	149,282	475	0.32%	65,283	273	0.42%
Money market	118,229	738	0.62%	126,487	555	0.44%
CD’s	269,749	3,807	1.41%	236,590	3,104	1.31%
IRA’s	33,668	361	1.07%	29,042	300	1.03%
Total deposits	$665,782	$5,543	0.83%	$510,932	$4,299	0.84%
FHLB Advances and other borrowings	110,790	3,050	2.75%	82,781	1,311	1.58%
Total interest-bearing liabilities	$776,572	$8,593	1.11%	$593,713	$5,610	0.94%
Net interest income		$30,303			$22,268
Interest rate spread			3.27%			3.19%
Net interest margin (1)			3.42%			3.31%
Average interest earning assets to average interest-bearing liabilities			1.15%			1.15%

(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 24.5% and 34% for the twelve months ended September 30, 2018 and September 30, 2017, respectively. The FTE adjustment to net interest income included in the rate calculations totaled $211 and $295 for the years ended September 30, 2018 and 2017, respectively.

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

	Year ended September 30, 2018 v. 2017 Increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$45	$124	$169
Loans	7,958	1,755	9,713
Interest-bearing deposits	107	13	120
Investment securities	676	153	829
Non-marketable equity securities, at cost	119	68	187
Total interest earning assets	$8,905	$2,113	$11,018
Interest expense:
Savings accounts	$64	$31	$95
Demand deposits	293	(91)	202
Money market accounts	(39)	222	183
CD’s	455	248	703
IRA’s	49	12	61
Total deposits	822	422	1,244
FHLB Advances and other borrowings	527	1,212	1,739
Total interest bearing liabilities	1,349	1,634	2,983
Net interest income	$7,556	$479	$8,035

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio.
Net loan charge-offs for the years ended September 30, 2018 and 2017 were $494 and $445, respectively. Net charge-offs to average loans were 0.07% for both of the periods ended September 30, 2018 and September 30, 2017, respectively.
We recorded provisions for loan losses of $1,300 and $319 for the years ended September 30, 2018 and 2017, respectively, reflecting organic loan growth and the impact of slightly higher charge-offs. Also contributing to higher provision for loan losses was the impact of the remix of the loan portfolio to commercial lending and runoff of one to four residential and indirect loans, which will increase the allowance due to higher provision levels on commercial lending utilized by the Bank. Management believes that the provision taken for the year ended September 30, 2018 is adequate in view of the present condition of the Bank's loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or other factors could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See Note 1, “Nature of Business and Summary of Significant Accounting Policies - Allowance for Loan Losses” of "Notes to Consolidated Financial Statements and Supplementary Data" to this Form 10-K, for further analysis of the provision for loan losses.

Non-Interest Income. The following table reflects the various components of non-interest income for the years ended September 30, 2018 and 2017, respectively.

	Years Ended September 30,		Change from Prior Year
	2018	2017	2018 over 2017
Noninterest Income:
Service charges on deposit accounts	$1,792	$1,433	25.05%
Interchange income	1,284	789	62.74%
Loan servicing income	1,379	380	262.89%
Gain on sale of mortgage loans	943	686	37.46%
Loan fees and service charges	521	438	18.95%
Insurance commission income	720	122	490.16%
Settlement proceeds	—	283	N/M
Gains (losses) on available for sale securities	(17)	111	(115.32)%
Other	748	509	46.95%
Total non-interest income	$7,370	$4,751	55.13%
N/M means not meaningful
Increases in service charges on deposit accounts, interchange income, loan fees and service charges and insurance commission income are all primarily attributable to the full-year impact of business lines enhanced or acquired as a result of the WFC acquisition. The increases in loan servicing income and gain on sale of mortgage loans are due to the Company’s growth in mortgage banking activities, including the sale and servicing of residential mortgage loans.
Non-Interest Expense. The following table reflects the various components of non-interest expense for the years ended September 30, 2018 and 2017, respectively.

	Years ended September 30,		% Change From Prior Year
	2018	2017	2018 over 2017
Noninterest Expense:
Compensation and related benefits	$14,979	$10,862	37.90%
Occupancy	2,975	2,780	7.01%
Office	1,715	1,204	42.44%
Data processing	2,928	2,052	42.69%
Amortization of intangible assets	644	219	194.06%
Amortization of mortgage servicing rights	335	39	N/M
Advertising, marketing and public relations	745	545	36.70%
FDIC premium assessment	472	300	57.33%
Professional services	2,323	2,078	11.79%
Losses on repossessed assets, net	535	32	N/M
Other	2,113	2,767	(23.64)%
Total noninterest expense	$29,764	$22,878	30.10%
Noninterest expense (annualized) / Average assets	3.12%	3.13%
N/M means not meaningful
Compensation and benefits increased due to the full year impact of staffing increases associated with the WFC acquisition and other staffing increases to support business growth, including the hiring of four new commercial lenders in the second quarter of fiscal 2018.
Occupancy costs, consisting primarily of office rental and depreciation expenses, increased largely due to the full-year impact of the WFC branches, partially offset by lower lease costs of $431.
Data processing expenses increased in 2018 due to increased costs associated with a larger customer base.

The amortization of core deposit expenses increased in 2018 due to the full year impact of the core deposit intangible and customer acquisition cost related to the WFC acquisition.
Advertising, marketing and public relations expenses increased $200 during the twelve months ended September 30, 2018, primarily due to rebranding efforts of the Bank, and increased advertising of the Bank’s deposit products.
Professional services expense increased in the current year, primarily due to increased use of outside professionals in connection with acquisition related activities. Also included in 2018 professional services expense are; legal costs of $198 resulting from resolved litigation, approximately $121 on Sarbanes-Oxley 404 compliance and $55 from engaging a compensation consultant to assist with executive and director compensation programs.
The increase in losses on repossessed assets is primarily due to write downs on two closed branch offices in the third quarter of fiscal 2018 totaling $449. At September 30, 2018, there are no properties in foreclosed and repossessed assets in excess of $500.
Other expenses decreased $519 in the current twelve-month period. In fiscal 2017, other expenses included approximately $1,060 more in merger, contract termination, and branch closure costs than in 2018. Increases in fiscal 2018 are due, primarily to (1) loan collection and processing expenses of approximately $340, (2) employee recruitment costs of approximately $130 and (2) insurance costs of approximately $90.
Income Taxes. Income tax provision was $2,326 for the year ended September 30, 2018, compared to $1,323 for the year ended September 30, 2017. Our effective tax rate increased from 34.6% at September 30, 2017 to 35.2% at September 30, 2018. The higher effective tax rate for the year ended September 30, 2018 was the result of revaluation of net deferred tax assets in the first and fourth quarters of fiscal 2018, and the tax impact of non-deductible acquisition costs. The Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017, reduces the corporate Federal income tax rate for the Company from 34% to 24.5% in the current year, and to 21% thereafter. Applying the new accounting guidance for the Tax Act, resulted in additional income tax provision of $338 for the year ended September 30, 2018.
See Note 1, “Nature of Business and Summary of Significant Accounting Policies” and Note 14, “Income Taxes” in the accompanying Notes to Consolidated Financial Statements for a further discussion of income tax accounting, and the impact of the Tax Cuts and Jobs Act of 2017. Income tax expense recorded in the accompanying Consolidated Statements of Operations involves interpretation and application of certain accounting pronouncements and federal and state tax codes and is, therefore, considered a critical accounting policy. We undergo examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or the amount of the valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.
BALANCE SHEET ANALYSIS
Total assets were $975,409 at September 30, 2018, compared to $940,664 at September 30, 2017. The increase is attributable primarily to organic loan growth, and an increase in investment securities purchases, funded by operations. Cash and cash equivalents decreased from $41,677 to $34,494, due to management increasing the yield on the Company's liquidity portfolio by moving to higher yielding investments.
Gross loans increased $26,080, or 3.5%, from $736,613 at September 30, 2017 to $762,693 at September 30, 2018. At September 30, 2018, total gross Community Banking portfolio loans, consisting of commercial, agricultural and consumer loans was $488,396 or 64.3% of total gross loans, compared to $391,763 or 53.5% of total gross loans at September 30, 2017. Legacy portfolio loans, consisting of indirect paper and one-to-four family loans totaled $274,297 or 36.1% of total gross loans at September 30, 2018, compared to $344,850 or 47.0% at September 30, 2017. Gross commercial and agricultural real estate secured loans totaled $353,020, or 46.5% of total gross loans at September 30, 2018, compared to $273,900, or 37.4%, respectively at September 30, 2017, representing a 28.9% increase over the prior year’s balance. The Community Banking portfolio increased $96,633, or 24.7% while the Legacy loan portfolio planned runoff was $70,553, or a 20.5% reduction in Legacy portfolio loan balances during the current year.
Loans. Total loans outstanding, net of deferred loan fees and costs, increased to $759,247 at September 30, 2018, a 3.6% increase from their balance of $732,995 at September 30, 2017.

The following table reflects the composition, or mix, of our loan portfolio at September 30, for the last three completed fiscal years:

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Community Banking Loan Portfolios:
Commercial/Agricultural real estate:
Commercial real estate	$216,703	28.6%	$159,962	21.8%	$88,940	15.5%
Agricultural real estate	70,517	9.3%	68,002	9.3%	28,198	4.9%
Multi-family real estate	48,061	6.3%	26,228	3.6%	19,135	3.3%
Construction and land development	17,739	2.3%	19,708	2.7%	16,580	2.9%
Commercial/Agricultural non-real estate:
Commercial non-real estate	76,254	10.0%	55,251	7.5%	31,001	5.4%
Agricultural non-real estate	26,549	3.5%	23,873	3.3%	14,647	2.6%
Residential real estate:
Purchased HELOC loans	13,729	1.8%	18,071	2.5%	—	—%
Consumer non-real estate:
Other consumer	18,844	2.5%	20,668	2.8%	19,715	3.4%
Total Community Banking Loan Portfolios	488,396	64.3%	391,763	53.5%	218,216	38.0%

Legacy Loan Portfolios:
Residential real estate:
One to four family	196,052	25.8%	229,563	31.3%	187,738	32.7%
Consumer non-real estate:
Originated indirect paper	60,991	8.0%	85,732	11.7%	119,073	20.7%
Purchased indirect paper	17,254	2.3%	29,555	4.0%	49,221	8.6%
Total Legacy Loan Portfolios	274,297	36.1%	344,850	47.0%	356,032	62.0%
Gross loans	762,693		736,613		574,248
Unearned net deferred fees and costs and loans in process	557	0.1%	1,471	0.2%	1,915	0.3%
Unamortized discount on acquired loans	(4,003)	(0.5)%	(5,089)	(0.7)%	(1,724)	(0.3)%
Total loans (net of unearned income and deferred expense)	759,247	100.0%	732,995	100.0%	574,439	100.0%
Allowance for loan losses	(6,748)		(5,942)		(6,068)
Total loans receivable, net	$752,499		$727,053		$568,371
In September 2017, the Bank purchased, on a non-recourse basis, a 90% participation in $23,977 of loans secured by second liens on certain residential real estate properties. The seller retained servicing of the purchased loans, and is paid a 40bp servicing fee, based on the outstanding balance of the purchased loans. The balance of the Bank's share of the purchased loans decreased to $13,729 at September 30, 2018.

The following table sets forth, for our last three fiscal years, fixed and adjustable rate loans in our loan portfolio:

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate loans:
Residential real estate	$165,328	21.8%	$208,949	28.5%	$173,051	30.2%
Commercial/Agricultural real estate	169,692	22.4%	160,249	21.9%	92,030	16.0%
Total fixed rate real estate loans	335,020	44.2%	369,198	50.4%	265,081	46.2%
Non-real estate loans:
Consumer non-real estate	96,843	12.8%	135,955	18.5%	188,009	32.7%
Commercial/Agricultural non-real estate	73,406	9.7%	53,165	7.3%	25,839	4.5%
Total fixed rate non-real estate loans	170,249	22.4%	189,120	25.8%	213,848	37.2%
Total fixed rate loans	505,269	66.5%	558,318	76.2%	478,929	83.4%
Adjustable rate loans:
Real estate:
Residential real estate	44,453	5.9%	38,685	5.3%	14,687	2.6%
Commercial/Agricultural real estate	183,328	24.1%	113,651	15.5%	60,823	10.6%
Total adjustable rate real estate loans	227,781	30.0%	152,336	20.8%	75,510	13.2%
Non-real estate loans:
Consumer non-real estate	246	0.0%	—	0.0%	—	0.0%
Commercial/Agricultural non-real estate	29,397	3.9%	25,959	3.5%	19,809	3.4%
Total adjustable rate non-real estate loans	29,643	3.9%	25,959	3.5%	19,809	3.4%
Total adjustable rate loans	257,424	33.9%	178,295	24.3%	95,319	16.6%
Gross loans	762,693		736,613		574,248
Unearned net deferred fees and costs and loans in process	557	0.1%	1,471	0.2%	1,915	0.3%
Unamortized discount on acquired loans	(4,003)	(0.5)%	(5,089)	(0.7)%	(1,724)	(0.3)%
Total loans (net of unearned income)	759,247	100.0%	732,995	100.0%	574,439	100.0%
Allowance for loan losses	(6,748)		(5,942)		(6,068)
Total loans receivable, net	$752,499		$727,053		$568,371
The Bank offers loans with fixed and adjustable interest rates. The Bank's Legacy portfolio consists largely of fixed-rate loans, and this portfolio is being runoff. In addition, the Company has continued to grow the adjustable rate loan portfolio. As such, Fixed rate loans declined to 66.5% of gross loans in 2018, compared to 76.2% at September 30, 2018.
Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. At September 30, 2018, we identified two concentrations of loans; commercial real estate loans comprise 28.6% of our total loan portfolio, and one to four family residential real estate loans comprise 25.8% of our total loan portfolio.
In order to limit exposure to interest rate risk, we have developed strategies to shorten the average maturity of our fixed rate loan portfolio by originating shorter term loans, offering new adjustable rate loan products and selling the vast majority of the Bank's longer term fixed rate loans.

Loan amounts and their contractual maturities for the years presented are as follows:

	Real estate				Non-real estate
	Residential real estate		Commercial/Agricultural real estate		Consumer non-real estate		Commercial/Agricultural non-real estate		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less	$14,520	5.19%	$35,777	4.64%	$2,525	7.84%	$50,237	5.33%	$103,059	5.13%
Due after one year through five years	67,806	5.10%	105,814	4.56%	39,644	5.15%	35,848	5.07%	249,112	4.87%
Due after five years	127,455	4.86%	211,429	4.68%	54,920	5.35%	16,718	4.64%	410,522	4.82%
	$209,781	4.96%	$353,020	4.64%	$97,089	5.33%	$102,803	5.13%	$762,693	4.88%

(1)	Includes loans having no stated maturity and overdraft loans.
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

Changes in the ALL by loan portfolio segment for the years presented were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2018:
Allowance for Loan Losses:
Beginning balance, October 1, 2017	$1,458	$2,523	$936	$897	$128	$5,942
Charge-offs	(96)	(1)	(309)	(52)	—	(458)
Recoveries	45	—	117	12	—	174
Provision	—	755	85	230	—	1,070
Allowance allocation adjustment	(372)	(1)	(165)	(47)	154	(431)
Total Allowance on originated loans	$1,035	$3,276	$664	$1,040	$282	$6,297
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Beginning balance, October 1, 2017	$—	$—	$—	$—	$—	$—
Charge-offs	(106)	(73)	(70)	—	—	(249)
Recoveries	34	—	5	—	—	39
Provision	70	120	25	15	—	230
Allowance allocation adjustment	171	121	125	14	—	431
Total allowance on other acquired loans	$169	$168	$85	$29	$—	$451
Total allowance on acquired loans	$169	$168	$85	$29	$—	$451
Ending balance, September 30, 2018	$1,204	$3,444	$749	$1,069	$282	$6,748

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2017:
Allowance for Loan Losses:
Beginning balance, October 1, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Charge-offs	(233)		(389)	(9)	—	(631)
Recoveries	14	—	171	1	—	186
Provision	81	130	59	41	8	319
Allowance allocation adjustment	(443)	510	(371)	212	92	—
Total Allowance on originated loans	$1,458	$2,523	$936	$897	$128	$5,942
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, September 30, 2017	$1,458	$2,523	$936	$897	$128	$5,942
The specific credit allocation for the ALL is based on a regular analysis of all originated loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At September 30, 2018, the Company has identified impaired loans of $22,379, consisting of $8,418 TDR loans, $9,007 contractual balance of purchased credit impaired loans and $4,954 of substandard non-TDR loans. The $22,379 total of impaired loans includes $5,704 of performing TDR loans.

At September 30, 2018, the allowance for loan losses was $6,748, or 0.89% of our total loan portfolio, compared to an allowance for loan losses of $5,942, or 0.81% of the total loan portfolio at September 30, 2017. This level was based on our analysis of the loan portfolio risk at each of September 30, 2018 and September 30, 2017, as discussed above. The modest increase in ALL as a percentage of total loans was primarily due to the impact of the remix of loans from residential one to four family real estate loans to commercial and agricultural loans. The Bank has $197,470 in acquired loans which were recorded at fair market value and has an allowance for loan loss associated with these loans in the amount of $451. At September 30, 2018, the ALL was 0.91% of our total loan portfolio, excluding the third party purchased consumer loans referenced elsewhere herein, compared to 0.84% of the total loan portfolio excluding these third party purchased consumer loans at September 30, 2017. A separate restricted reserve account exists for these third party purchased consumer loans. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased loans that are not purchased back by the seller of such loans or substituted with performing loans and are ultimately charged off by the Bank.
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

The following table identifies the various components of non-performing assets as of the dates indicated below:

	September 30,
	2018	2017	2016	2015	2014
Nonperforming assets:
Nonaccrual loans	$7,210	$7,452	$3,191	$748	$1,184
Accruing loans past due 90 days or more	1,117	589	380	473	401
Total nonperforming loans (“NPLs”)	8,327	8,041	3,571	1,221	1,585
Other real estate owned	2,749	5,962	725	838	1,025
Other collateral owned	19	55	52	64	25
Total nonperforming assets (“NPAs”)	$11,095	$14,058	$4,348	$2,123	$2,635
Troubled Debt Restructurings (“TDRs”)	$8,418	$5,851	$3,733	$4,010	$5,581
Nonaccrual TDRs	$2,687	$621	$515	$332	$249
Average outstanding loan balance	$735,602	$653,717	$512,475	$460,438	$455,615
Loans, end of period	759,247	732,995	574,439	450,510	470,366
Total assets, end of period	975,409	940,664	695,865	580,148	569,815
ALL, at beginning of period	5,942	6,068	6,496	6,506	6,180
Loans charged off:
Residential real estate	(202)	(233)	(140)	(405)	(1,238)
Commercial/Agricultural real estate	(74)	—	—	—	—
Consumer non-real estate	(379)	(389)	(460)	(601)	(689)
Commercial/Agricultural non-real estate	(52)	(9)	(118)	—	—
Total loans charged off	(707)	(631)	(718)	(1,006)	(1,927)
Recoveries of loans previously charged off:
Residential real estate	80	14	11	69	94
Commercial/Agricultural real estate	—	—	—	—	—
Consumer non-real estate	121	171	204	271	249
Commercial/Agricultural non-real estate	12	1	—	—	—
Total recoveries of loans previously charged off:	213	186	215	340	343
Net loans charged off (“NCOs”)	(494)	(445)	(503)	(666)	(1,584)
Additions to ALL via provision for loan losses charged to operations	1,300	319	75	656	1,910
ALL, at end of period	$6,748	$5,942	$6,068	$6,496	$6,506
Ratios:
ALL to NCOs (annualized)	1,365.99%	1,335.28%	1,206.36%	975.38%	410.73%
NCOs (annualized) to average loans	0.07%	0.07%	0.10%	0.14%	0.35%
ALL to total loans	0.89%	0.81%	1.06%	1.44%	1.38%
NPLs to total loans	1.10%	1.10%	0.62%	0.27%	0.34%
NPAs to total assets	1.14%	1.49%	0.62%	0.37%	0.46%
Total Assets:	$975,409	$940,664	$695,865	$580,148	$569,815
 (1) Total loans at September 30, 2018 included $17,254 in purchased indirect paper consumer loans purchased from a third party. See Note 4, "Loans, Allowance for Loan Losses and Impaired Loans" of "Notes to Consolidated Financial Statements", which is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, regarding the separate restricted reserve account available for these purchased consumer loans.
Loans 90 days or more past due increased during the year ended September 30, 2018 compared to the comparable prior year period, largely related to increases in residential loans delinquent more than 90 days. Nonaccrual loans decreased slightly from $7,452 at September 30, 2017 to $7,210 at September 30, 2018 , primarily due to repayments, paid off loans and transfers to OREO, modestly offsetting new nonaccrual loans. While agricultural loans make up approximately 12% of the Bank's loan portfolio, nonaccrual loans secured by agricultural collateral account for $3,490 of the Bank's nonaccrual loans. We believe our credit and underwriting policies continue to support more effective lending decisions by the Bank, which increases the likelihood of maintaining loan quality going forward.
For fiscal 2018, net loan charge-offs increased from $445 to $494, largely due to a modest increase in commercial real estate and non real estate commercial loans.
Certain external factors may result in higher future losses but are not readily determinable at this time, including, but not limited to: unemployment rates, increased taxes and continuing increased regulatory expectations with respect to ALL levels, including CECL, a new accounting standared for computation of the allowance for loan losses, which will become effective for the bank in 2020. As a result, our analysis may show a need to increase our ALL as a percentage of total loans and nonperforming loans for the near future. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses on the loans charged off.
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
At September 30, 2018, non-performing loans increased by $286 to $8,327 from $8,041 at September 30, 2017. Non-performing nonaccrual loan balances at September 30, 2018, totaled $7,210. Non-performing loans 90 days or more past due and still accruing increased by $528 to $1,117 at September 30, 2018, from $589 at September 30, 2017, primarily due to residential loan increases. Refer to the “Risk Management and the Allowance for Loan Losses” section below for more information related to non-performing loans.
Non-performing assets include non-performing loans, other real estate owned and other collateral owned. Our non-performing assets were $11,095 at September 30, 2018, or 1.14% of total assets. This represented a decrease from $14,058, or 1.49% of total assets, at September 30, 2017. The decrease since September 30, 2017 was primarily due to reductions in OREO due to sales. In fiscal 2018, the Bank sold one closed branch and the largest balance OREO property, which were carried at $1,501 at September 30, 2017. In addition, during fiscal 2018, the Bank sold one other closed branch that was added to OREO during fiscal 2018. The Bank recorded writedowns on these two closed branch properties of $449 during fiscal 2018.
Other real estate owned and other collateral owned is comprised of foreclosed collateral assets held by the Bank until sold. OREO decreased by $3,213 during the year ended September 30, 2018 from its September 30, 2017 balance. At September 30, 2018, OREO includes (1) $1,811of contract for deed loans acquired from WFC, with the deed held by the Bank, (2) properties acquired from prior acquisitions totaling $885 and (3) one $53 property originated by the Bank. We continue to aggressively liquidate our OREO and other collateral owned as part of our overall credit risk strategy.
Investment Securities. We manage our securities portfolio in an effort to improve interest rate risk, enhance income, and provide liquidity. Our investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities available for sale (recorded at fair value), which represent the majority of our investment portfolio, were $118,482 at September 30, 2018, compared with $95,883 at September 30, 2017. Securities held to maturity (recorded at amortized cost) were $4,619 at September 30, 2018, compared with $5,453 at September 30, 2017.

The amortized cost and market values of our investment securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
September 30, 2018
U.S. government agency obligations	$35,880	$34,603
Obligations of states and political subdivisions	35,348	34,554
Mortgage backed securities	42,796	41,371
Agency securities	104	182
Corporate debt securities	6,593	6,276
Corporate asset based securities	1,494	1,496
Totals	$122,215	$118,482

September 30, 2017
U.S. government agency obligations	$18,454	$18,041
Obligations of states and political subdivisions	35,656	35,795
Mortgage backed securities	36,661	36,474
Agency securities	147	230
Corporate debt securities	5,410	5,343
Totals	$96,328	$95,883

Held to maturity securities	Amortized Cost	Fair Value
September 30, 2018
Obligations of states and political subdivisions	$1,307	$1,302
Mortgage-backed securities	3,312	3,307
Total held to maturity securities	$4,619	$4,609

September 30, 2017
Obligations of states and political subdivisions	$1,311	$1,328
Mortgage-backed securities	4,142	4,277
Total held to maturity securities	$5,453	$5,605
The amortized cost and fair values of our investment securities by maturity, as of September 30, 2018 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,657	$1,651
Due after one year through five years	20,045	19,739
Due after five years through ten years	39,069	37,578
Due after ten years	18,544	17,960
Total securities with contractual maturities	79,315	76,928
Mortgage backed securities	42,796	41,372
Securities without contractual maturities	104	182
Total available for sale securities	$122,215	$118,482

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,307	$1,302
Mortgage backed securities	3,312	3,307
Total held to maturity securities	$4,619	$4,609

The following tables show the fair value and gross unrealized losses of securities with unrealized losses at September 30, 2018 and 2017, respectively, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
U.S. government agency obligations	$22,283	$311	$11,771	$969	$34,054	$1,280
Obligations of states and political subdivisions	25,019	393	8,647	403	33,666	796
Mortgage-backed securities	18,323	418	20,968	1,033	39,291	1,451
Agency securities	1,247	3	5,029	314	6,276	317
Total available for sale securities	$66,872	$1,125	$46,415	$2,719	$113,287	$3,844

September 30, 2017
U.S. government agency obligations	$8,296	$186	$6,932	$262	$15,228	$448
Obligations of states and political subdivisions	8,170	62	3,701	70	11,871	132
Mortgage-backed securities	14,167	96	9,753	215	23,920	311
Corporate debt securities	5,343	67	—	—	5,343	67
Total available for sale securities	$35,976	$411	$20,386	$547	$56,362	$958

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Obligations of states and political subdivisions	$1,302	$5	$—	$—	$1,302	$5
Mortgage-backed securities	2,383	28	286	13	2,669	41
Total held to maturity securities	$3,685	$33	$286	$13	$3,971	$46

September 30, 2017
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	406	1	—	—	406	1
Total held to maturity securities	$406	$1	$—	$—	$406	$1
Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

The composition of our investment securities portfolio by credit rating as of the periods indicated below was as follows:

	September 30,
	2018		2017
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$78,676	$75,974	$55,115	$54,515
AAA	3,635	3,603	725	730
AA	25,280	24,720	26,405	26,474
A	13,017	12,615	7,776	7,876
BBB	—	—	3,618	3,579
Below investment grade	—	—	—	—
Non-rated	1,607	1,570	2,689	2,709
Total available for sale securities	$122,215	$118,482	$96,328	$95,883

	September 30,
	2018		2017
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$3,312	$3,307	$4,142	$4,277
AAA	—	—	—	—
AA	—	—	—	—
A	957	954	961	969
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	350	348	350	359
Total	$4,619	$4,609	$5,453	$5,605
As of September 30, 2018, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $5,416 and mortgage-backed securities with a carrying value of $21,672 as collateral against specific municipal deposits. At September 30, 2018, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $2,065 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of September 30, 2018, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2018, the Bank also has mortgage backed securities with a carrying value of $988 pledged as collateral to the Federal Home Loan Bank of Des Moines.
Intangible Assets. We have other intangibles of $4,805, comprised of core deposit intangible assets arising from various acquisitions from 2002 through 2017 and the premium on the Wells Insurance Agency customer relationships. The balance of intangible assets were $4,805 and $5,449 at September 30, 2018 and 2017, respectively. Amortization expense, related to these intangible assets, was $644 and $219 for the years ended September 30, 2018 and 2017, respectively. Accumulated amortization on intangible assets was $3,390 and $2,746 at September 30, 2018 and 2017, respectively.
Mortgage Servicing Rights. Mortgage servicing rights ("MSR") assets initially arose as a result of the WFC merger. WFC had retained the right to service certain loans sold in the secondary market. The Company continues to sell loans to investors in the secondary market and generally retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed at least annually for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations. The valuation of MSRs and related amortization thereon are based on numerous factors, assumptions and judgments, such as those for: changes in the mix of loans, interest rates, prepayment speeds, and default rates. Changes in these factors, assumptions and judgments may have a material effect on the valuation and amortization of MSRs. Although management believes that the assumptions used to evaluate the MSRs for impairment are reasonable, future adjustment may be necessary if future economic conditions differ substantially from the economic assumptions used to determine the value of MSRs. The fair market value of the Company’s MSR asset increased from $1,951at September 30, 2017 to $2,669 at September 30, 2018, primarily due to increased volume of originations, sales and retained servicing on residential mortgage loans.

Deposits. Deposits are our largest source of funds. Average total deposits for 2018 were $665,782, an increase of 30.3% from the level of average total deposits for 2017. Total deposits increased slightly to $746,529 at September 30, 2018, from $742,504 at September 30, 2017, due in part to new customer relationships associated with the increase in commercial lending. partially offset by deposit runoff in the markets where branch closures took place. As such, Noninterest-bearing deposits increased to $87,495 at September 30, 2018, compared to $75,318 at September 30, 2017. Deposits from closed branches, in markets that the Bank no longer competes in, decreased by $17,263 during fiscal 2018 and total $35,195 as of September 30, 2018. We anticipate CD and money market deposits from our closed branches to decrease, although the dollar runoff is expected to decrease as the amount of deposits decrease. Non-maturity deposits increased to $433,414, or 58.1% of total deposits compared to $451,735 at September 30, 2017, or 60.8% of total deposits.
Brokered deposits were $50,369 and $42,840 at September 30, 2018 and September 30, 2017. We utilized brokered deposits to replace deposit runoff from closed branches, based on lower funding costs than other deposit growth opportunities. Brokered deposits represented 6.7% of total deposits. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances and other borrowings. Outstanding FHLB advances were $63,000 and $90,000 at September 30, 2018 and September 30, 2017, respectively, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of September 30, 2018, is approximately $226,223.
In March 2017, the Bank prepaid $9,830 in FHLB borrowings with an average rate of 2.10% and average remaining maturity of 13.17 months. The prepayment fee totaled $104 and is included in other non-interest expense for fiscal 2017, on the Consolidated Statement of Operations. Long-term fixed rate advances from the FHLB had contractual interest rates ranging from 0.99% to 1.29%, with a weighted-average contractual interest rate of 1.23% at September 30, 2017. All advances from the FHLB mature in October 2018. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances.
On August 1, 2018, the Company entered into a Business Credit Agreement evidencing a $7,500 revolving loan and Business Note in an initial principal amount of $10,000. The Revolving Loan matures on August 1, 2019 and the Note matures on August 1, 2030. The Revolving Loan and the Note each bear interest at a variable rate based on the U.S. Prime Rate as published in the Wall Street Journal, and are payable in accordance with the terms of the Loan Agreement and the Note, respectively. The proceeds from the Business Note were used to refinance existing senior notes, pay transaction fees and expenses and for general corporate purposes. The contractual interest rate for this Business Note ranged from 4.25% to 4.50% during the year ended September 30, 2018. The proceeds from the Revolving Loan will be used for general corporate purposes. At September 30, 2018, there were no borrowings outstanding on this revolving loan.
On May 16, 2016, the Company entered into a Loan Agreement evidencing an $11,000 term loan maturing on May 15, 2021. The proceeds from the Loan were used by the Company for the sole purpose of financing the acquisition, by merger, of Community Bank of Northern Wisconsin. On May 30, 2017, the Company terminated the undrawn $3,000 of a revolving line of credit and extended a $5,000 term loan facility for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation. On August 17, 2017, this term loan was funded, maturing on August 15, 2022 with a ten year amortization. The variable rate senior notes provided for a floating interest rate that reset quarterly at rates indexed to the three-month London interbank offered rate ("LIBOR") plus 2.70%. The contractual interest rates for those notes ranged from 4.01% to 5.07% during the year ended September 30, 2018, and from 3.44% to 4.01% during the year ended September 30, 2017. On August 1, 2018, the Company repaid these outstanding senior note obligations and terminated the existing Loan Agreements and all security and other loan documents entered into in connection therewith.
On August 10, 2017, the Company entered into subordinated note agreements totaling $15,000, maturing on August 10, 2027. The proceeds of the loans were used by the Company for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation. The subordinated notes are unsecured and are subordinate to the claims of other creditors of the Company.
The subordinated notes mature in August 2027, and will convert to variable interest rate notes in August 2022. These notes provide for an annual fixed interest rate for the first five years of 6.75%. After the fixed interest period and through maturity, the interest rate will be reset quarterly to equal the three-month LIBOR rate, plus 4.90%. Interest on the Notes will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year through the maturity date.
Stockholders’ Equity. Total stockholders’ equity was $135,847 at September 30, 2018, versus $73,483 at September 30, 2017. The increase resulted primarily from the September 2018 conversion to common stock of the Company's Series A mandatorily convertible preferred stock issued in June and net income of $4,283 for the year ended September 30, 2018. As discussed in Note 1, “Nature of Business and Summary of Significant Accounting Policies”, in June 2018,the Company sold an aggregate of 500,000 shares of the Company’s 8.00% Series A Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, par value $0.01 per share, (the “Series A Preferred Stock”), in a private placement at $130.00 per share, for aggregate gross proceeds of $65 million. On September 28, 2018, each share of Series A Preferred Stock was mandatorily converted into 10 shares of common stock following receipt of stockholder approval of the issuance of the 5,000,000 shares of common stock. The resulting impact on stockholders’ equity was an increase of 5,000,0000 common shares outstanding at September 30, 2018. In the next quarter, shares used to compute basic and fully diluted shares will include the full quarter impact of these outstanding common shares.
The Company's capital ratios will decline in the next quarter reflecting the impact of the closing of the United Bank acquisition. For more information regarding the United Bank acquisition, see Note 19, "Subsequent Events". All capital ratios are expected to exceed regulatory guidelines for a well-capitalized financial institution.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than or equal to one-year. At September 30, 2018, our liquidity ratio was 10.58 percent.
Our primary sources of funds are: deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $179,078 of our $313,115 (57.2%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this should also improve our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $226,223 available to borrow under this arrangement, supported by loan collateral as of September 30, 2018. We also maintain lines of credit of $1,620 with the Federal Reserve Bank and $18,500 of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company maintains a $7,500 revolving line of credit, which is available as needed for general liquidity purposes. See Note 9, "Federal Home Loan Bank and Other Borrowings" of "Notes to Consolidated Financial Statements" which are included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, for further detail.
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
Off-Balance Sheet Arrangements. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2018, the Company had approximately $123,090 in unused commitments, compared to approximately $79,794 in unused commitments as of September 30, 2017. See Note 11, "Financial Instruments with Off-Balance Sheet Risk" of "Notes to Consolidated Financial Statements" which are included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, for further detail.

Capital Resources. As of September 30, 2018, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2018
Total capital (to risk weighted assets)	$95,799,000	13.1%	$58,614,000	> =	8.0%	$73,268,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	89,051,000	12.2%	43,961,000	> =	6.0%	58,614,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	89,051,000	12.2%	32,971,000	> =	4.5%	47,624,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	89,051,000	9.2%	38,765,000	> =	4.0%	48,456,000	> =	5.0%
As of September 30, 2017
Total capital (to risk weighted assets)	$88,511,000	13.2%	$53,504,000	> =	8.0%	$66,880,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	82,569,000	12.4%	40,128,000	> =	6.0%	53,504,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	82,569,000	12.4%	30,096,000	> =	4.5%	43,472,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	82,569,000	9.2%	35,776,000	> =	4.0%	44,720,000	> =	5.0%
At September 30, 2018, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2018
Total capital (to risk weighted assets)	$145,052,000	19.8%	$58,614,000	> =	8.0%	$73,268,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	123,304,000	16.8%	43,961,000	> =	6.0%	58,614,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	123,304,000	16.8%	32,971,000	> =	4.5%	47,624,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	123,304,000	12.7%	38,765,000	> =	4.0%	48,456,000	> =	5.0%
As of September 30, 2017
Total capital (to risk weighted assets)	$79,889,000	12.0%	$53,504,000	> =	8.0%	$66,880,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	58,947,000	8.8%	40,128,000	> =	6.0%	53,504,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,947,000	8.8%	30,096,000	> =	4.5%	43,472,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,947,000	6.6%	35,776,000	> =	4.0%	44,720,000	> =	5.0%
At September 30, 2018, the Company was categorized as "Well Capitalized" under Prompt Corrective Action Provisions.

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended September 30, 2018 and 2017.

Year ended September 30, 2018:

	December 31,	March 31,	June 30,	September 30,
Interest income	$9,412	$9,352	$9,770	$10,362
Interest expense	1,885	1,996	2,290	2,422
Net interest income	7,527	7,356	7,480	7,940
Provision for loan losses	100	100	650	450
Net interest income after provision for loan losses	7,427	7,256	6,830	7,490
Non-interest income	1,939	1,675	1,767	1,989
Non-interest expense	7,143	7,103	7,874	7,644
Income before income tax expense	2,223	1,828	723	1,835
Provision (benefit) for income tax	883	487	220	736
Net income	$1,340	$1,341	$503	$1,099
Basic earnings per share	$0.23	$0.23	$0.09	$0.18
Diluted earnings per share	$0.23	$0.23	$0.08	$0.10
Dividends paid	—	$0.20	—	—

Year ended September 30, 2017:

	December 31,	March 31,	June 30,	September 30,
Interest income	$6,948	$6,539	$6,621	$7,770
Interest expense	1,391	1,315	1,306	1,598
Net interest income	5,557	5,224	5,315	6,172
Provision for loan losses	—	—	—	319
Net interest income after provision for loan losses	5,557	5,224	5,315	5,853
Non-interest income	1,243	1,126	991	1,391
Non-interest expense	5,393	4,957	4,619	7,909
Income before income tax expense	1,407	1,393	1,687	(665)
Provision for income tax	467	459	604	(207)
Net income	$940	$934	$1,083	$(458)
Basic earnings per share	$0.18	$0.18	$0.21	$(0.08)
Diluted earnings per share	$0.18	$0.17	$0.20	$(0.08)
Dividends paid	—	$0.16	—	—

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

The following table sets forth, at September 30, 2018 and September 30, 2017, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points). As of September 30, 2018 and September 30, 2017, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 200 and 100 basis points, respectively, are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2018	At September 30, 2017
+300 bp	(9)%	(18)%
+200 bp	(6)%	(10)%
+100 bp	(3)%	(3)%
-100 bp	1%	(5)%
-200 bp	(1)%	N/M
N/M means not meaningful
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2018 and September 30, 2017.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2018	At September 30, 2017
+300 bp	(8)%	(10)%
+200 bp	(5)%	(6)%
+100 bp	(3)%	(2)%
-100 bp	2%	(1)%
-200 bp	0.4%	N/M
N/M means not meaningful

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Note: The table above may not be indicative of future results.
The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios. At September 30, 2018, the Company is utilizing a different third party's model to evaluate these scenarios. Actual values may differ from those projections set forth above should market conditions vary from the assumptions used in preparing the analysis. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates.

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
Under the supervision of the Audit Committee and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management believes that as of September 30, 2018, the Company maintained effective internal control over financial reporting based on those criteria.
Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included on pages 50 - 51 of Item 8.

CITIZENS COMMUNITY BANCORP, INC.
December 10, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Citizens Community Bancorp, Inc. and Subsidiary
Eau Claire, WI

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2010.

Minneapolis, Minnesota
December 10, 2018

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2018 and September 30, 2017
(in thousands, except share data)

	September 30, 2018	September 30, 2017
Assets
Cash and cash equivalents	$34,494	$41,677
Other interest-bearing deposits	7,180	8,148
Securities available for sale "AFS"	118,482	95,883
Securities held to maturity "HTM"	4,619	5,453
Non-marketable equity securities, at cost	7,218	7,292
Loans receivable	759,247	732,995
Allowance for loan losses	(6,748)	(5,942)
Loans receivable, net	752,499	727,053
Loans held for sale	1,917	2,334
Mortgage servicing rights	1,840	1,886
Office properties and equipment, net	10,034	9,645
Accrued interest receivable	3,600	3,291
Intangible assets	4,805	5,449
Goodwill	10,444	10,444
Foreclosed and repossessed assets, net	2,768	6,017
Bank owned life insurance ("BOLI")	11,661	11,343
Other assets	3,848	4,749
TOTAL ASSETS	$975,409	$940,664
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$746,529	$742,504
Federal Home Loan Bank advances	63,000	90,000
Other borrowings	24,619	30,319
Other liabilities	5,414	4,358
Total liabilities	839,562	867,181
Stockholders’ equity:
Common stock— $0.01 par value, authorized 30,000,000; 10,913,853 and 5,888,816 shares issued and outstanding, respectively	109	59
Additional paid-in capital	125,063	63,383
Retained earnings	14,003	10,764
Unearned deferred compensation	(622)	(456)
Accumulated other comprehensive loss	(2,706)	(267)
Total stockholders’ equity	135,847	73,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$975,409	$940,664
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended September 30,
	2018	2017
Interest and dividend income:
Interest and fees on loans	$35,539	$25,826
Interest on investments	3,357	2,052
Total interest and dividend income	38,896	27,878
Interest expense:
Interest on deposits	5,543	4,299
Interest on FHLB borrowed funds	1,310	717
Interest on other borrowed funds	1,740	594
Total interest expense	8,593	5,610
Net interest income before provision for loan losses	30,303	22,268
Provision for loan losses	1,300	319
Net interest income after provision for loan losses	29,003	21,949
Non-interest income:
Service charges on deposit accounts	1,792	1,433
Interchange income	1,284	789
Loan servicing income	1,379	380
Gain on sale of mortgage loans	943	686
Loan fees and service charges	521	438
Insurance commission income	720	122
Settlement proceeds	—	283
(Losses) gains on available for sale securities	(17)	111
Other	748	509
Total non-interest income	7,370	4,751
Non-interest expense:
Compensation and related benefits benefits	14,979	10,862
Occupancy	2,975	2,780
Office	1,715	1,204
Data processing	2,928	2,052
Amortization of intangible assets	644	219
Amortization of mortgage servicing rights	335	39
Advertising, marketing and public relations	745	545
FDIC premium assessment	472	300
Professional services	2,323	2,078
Losses on repossessed assets, net	535	32
Other	2,113	2,767
Total non-interest expense	29,764	22,878
Income before provision for income tax	6,609	3,822
Provision for income taxes	2,326	1,323
Net income attributable to common stockholders	$4,283	$2,499
Per share information:
Basic earnings	$0.72	$0.47
Diluted earnings	$0.58	$0.46
Cash dividends paid	$0.20	$0.16
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years ended September 30, 2018 and 2017
(in thousands, except per share data)

	2018	2017
Net income attributable to common stockholders	$4,283	$2,499
Other comprehensive (loss) income, net of tax:
Securities available for sale
Net unrealized losses arising during period	(2,290)	(948)
Reclassification adjustment for (losses) gains included in net income	(12)	67
Other comprehensive loss	(2,302)	(881)
Comprehensive income	$1,981	$1,618
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 30, 2018 and 2017
(in thousands, except Shares)

	Common Stock		Preferred Stock	Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, September 30, 2016	5,260,098	$53	$—	$54,963	$9,107	$(193)	$614	$64,544
Net income	—	—	—	—	2,499	—	—	2,499
Other comprehensive income, net of tax	—	—	—	—	—	—	(881)	(881)
Surrender of restricted shares of common stock	(1,741)	—	—	(22)	—	—	—	(22)
Common stock awarded under the equity incentive plan	25,569	—	—	346	—	(346)	—	—
Common stock options exercised	14,100	—	—	114	—	—	—	114
Common stock repurchased	(1,428)	—	—	(16)	—	—	—	(16)
Shares issued to WFC shareholders	592,218	6	—	7,967	—	—	—	7,973
Stock option expense	—	—	—	31	—	—	—	31
Amortization of restricted stock	—	—	—	—	—	83	—	83
Cash dividends ($0.16 per share)	—	—	—	—	(842)	—	—	(842)
Balance, September 30, 2017	5,888,816	$59	$—	$63,383	$10,764	$(456)	$(267)	$73,483
Net income	—	—	—	—	4,283	—	—	4,283
Preferred stock issued (net of $3,735 of issuance costs)	—	—	61,265	—	—	—	—	61,265
Preferred stock converted to common stock	5,000,000	50	(61,265)	61,215	—	—	—	—
Reclassification of certain deferred tax effects (1)	—	—	—	—	137	—	(137)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,302)	(2,302)
Forfeiture of unvested shares	(11,847)	—	—	(124)	—	124	—	—
Surrender of restricted shares of common stock	(2,335)	—	—	(33)	—	—	—	(33)
Restricted Common stock awarded under the equity incentive plan	33,230	—	—	561	—	(561)	—	—
Common stock repurchased	(53)	—	—	(1)	—	—	—	(1)
Common stock options exercised	6,042	—	—	50	—	—	—	50
Stock option expense	—	—	—	12	—	—	—	12
Amortization of restricted stock	—	—	—	—	—	271	—	271
Cash dividends ($0.20 per share)	—	—	—		(1,181)	—	—	(1,181)
Balance, September 30, 2018	10,913,853	$109	$—	$125,063	$14,003	$(622)	$(2,706)	$135,847
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1, "Nature of Business and Summary of Significant Accounting Policies".
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended September 30, 2018 and 2017
(in thousands, except per share data)

	2018	2017
Cash flows from operating activities:
Net income attributable to common stockholders	$4,283	$2,499
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	1,052	795
Provision for depreciation	1,054	864
Provision for loan losses	1,300	319
Net realized loss (gain) on sale of securities	17	(111)
Increase in MSR assets resulting from transfers of financial assets	(289)	(200)
Amortization of MSR assets	335	36
Amortization of intangible assets	644	219
Amortization of restricted stock	271	83
Net stock based compensation expense	12	31
(Gain) loss on sale of office properties and equipment	(3)	181
(Benefit) provision for deferred income taxes	(194)	1,950
Increase in cash surrender value of life insurance	(318)	(318)
Net loss from disposals of foreclosed and repossessed assets	535	32
Gain on sale of loans held for sale, net	(943)	(196)
Net change in loans held for sale	1,360	(1,486)
Decrease in accrued interest receivable and other assets	683	117
Increase (decrease) in other liabilities	1,056	(2,902)
Total adjustments	6,572	(586)
Net cash provided by operating activities	10,855	1,913
Cash flows from investing activities:
Purchase of investment securities	(36,933)	(34,868)
Purchase of bank owned life insurance	—	(3,500)
Net decrease in interest-bearing deposits	968	968
Proceeds from sale of securities available for sale	26	38,051
Principal payments on investment securities	10,785	9,597
Proceeds from sale of non-marketable equity securities	11,245	323
Purchase of non-marketable equity securities	(11,171)	(707)
Proceeds from sale of foreclosed and repossessed assets	5,347	1,111
Net (increase) decrease in loans	(26,849)	22,374
Net capital expenditures	(2,955)	(609)
Net cash disbursed in business combinations	—	(18,968)
Proceeds from disposal of office properties and equipment	74	21
Net cash (used in) provided by investing activities	(49,463)	13,793
Cash flows from financing activities:
Net (decrease) increase in Federal Home Loan Bank advances	(27,000)	30,709
Proceeds from other borrowings, net of debt issuance costs	9,911	—
Proceeds from other borrowings to fund business combination, net of origination costs	—	19,625
Principal payment reduction to other borrowings	(15,611)	(306)
Net increase (decrease) in deposits	4,025	(33,078)
Proceeds from private placement stock offering, net of issuance costs	61,265	—
Capitalized equity issuance costs	—	(259)
Repurchase shares of common stock	(1)	(16)
Surrender of restricted shares of common stock	(33)	(22)

Exercise of common stock options	50	114
Cash dividends paid	(1,181)	(842)
Net cash provided by financing activities	31,425	15,925
Net (decrease) increase in cash and cash equivalents	(7,183)	31,631
Cash and cash equivalents at beginning of period	41,677	10,046
Cash and cash equivalents at end of period	$34,494	$41,677

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$5,530	$4,199
Interest on borrowings	$2,943	$1,099
Income taxes	$1,160	$1,618
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$1,189	$791
Fair value of assets acquired, net of cash and cash equivalents	$—	$256,865
Fair value of liabilities assumed, net of cash and cash equivalents	$—	$221,812
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements of Citizens Community Federal N.A. (the “Bank”) included herein have been included by its parent company, Citizens Community Bancorp, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used in this annual report, the terms “we”, “us”, “our”, and “Citizens Community Bancorp, Inc.” mean the Company and its wholly owned subsidiary, the Bank, unless the context indicates other meaning.
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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers in Wisconsin, Minnesota and Michigan through 21 branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, Mankato and the Twin Cities in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one-to-four family residential mortgages, as well as expanded services through Wells Insurance Agency, Inc..
On June 20, 2018, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with United Bancorporation (“Parent”) and its wholly-owned subsidiary, United Bank, a Wisconsin chartered bank (“United Bank”). On October 19, 2018, the Company completed its previously announced acquisition (the “Acquisition”) of United Bank. See Note 19, Subsequent Events for additional information.
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
On September 28, 2018, each share of Series A Preferred Stock was mandatorily converted into 10 shares of common stock following receipt of stockholder approval, resulting in the issuance of the 5,000,000 shares of common stock.
On August 18, 2017, the Company completed its merger with Wells Financial Corporation ("WFC"), pursuant to the merger agreement, dated March 17, 2017. At that time, the separate corporate existence of WFC ceased, and the Company survived the merger. In connection with the merger, the Company caused Wells Federal Bank to merge with and into the Bank, with the Bank surviving the merger. The merger expands the Bank's market share in Mankato and southern Minnesota, and added seven branch locations along with expanded services through Wells Insurance Agency, Inc.. For further disclosure and discussion, see Note 2, "Acquisitions".
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions occurring subsequent to the balance sheet date of September 30, 2018 through the date on which the consolidated financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements. For further disclosure and discussion, see Note 19, "Subsequent Events".
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
Use of Estimates—Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets. valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying annual report on Form 10-K for the year ended September 30, 2018 and external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, and net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance of these loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Late charge fees are recognized into income when collected.
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
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual loans not considered a TDR, that are either (1) rated substandard or worse, (2) on nonaccrual status or (3) PCI loans. All TDRs are individually evaluated for impairment. See Note 4, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. For TDR's or substandard loans deemed to be impaired, a specific ALL allocation may be established so that the loan is reported, net, at the lower of (a) its outstanding principal balance; (b) the present value of the loan's estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90+ days past due, and certain substandard loans that are less than 90+ days delinquent, the likelihood of the loan migrating to over 90 days past due is also taken into account when determining the specific ALL allocation for these particular loans. Large groups of smaller balance homogeneous loans, such as non-TDR commercial, consumer and residential real estate loans, are collectively evaluated for ALL purposes, and accordingly, are not separately identified for ALL disclosures.

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
Loans acquired with deteriorated credit quality are accounted for in accordance with Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, the Company considers several factors as indicators that an acquired loan has evidence of deterioration in credit quality. These factors include; loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as non-accrual by the acquired institution, and loans that have been previously modified in a troubled debt restructuring.
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
Mortgage Servicing Rights— Mortgage servicing rights ("MSR") assets result as the Company sells loans to investors in the secondary market and retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed at least annually for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations.
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
The following table presents the membership and activity stock quarterly cash dividend annualized rates paid during fiscal 2018:

	Annualized Dividend Rate
Quarterly Dividend Payment Date	Membership Stock	Activity Stock
November 2017	1.25%	3.30%
February 2018	1.50%	3.50%
May 2018	1.60%	4.00%
August 2018	1.70%	4.25%
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

Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, "Intangibles - Goodwill and Other."  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The Company has one reporting unit as of September 30, 2018 which is related to its banking activities. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of September 30, 2018.
Office Properties and Equipment—Premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of office properties and equipment are reflected in income. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated using the straight-line (or accelerated) method with useful lives based on the lesser of (a) the estimated life of the lease, or (b) the estimated useful life of the leasehold improvement.

Interest Bearing Deposits—Other interest bearing deposits are certificate of deposit investments made by the Bank with other financial institutions that are carried at cost. The weighted average months to maturity of the interest bearing deposits is 23.30 months. Balances over $250 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of September 30, 2018 and September 30, 2017, there was one certificate of deposit with a balance of $251.
Debt and equity issuance costs—Debt issuance costs, which consist primarily of fees paid to note lenders, are deferred and included in other borrowings in the consolidated balance sheet. Debt issuance costs are amortized over the contractual term of the corresponding debt, as a component of interest expense on other borrowed funds in the consolidated statement of operations. Specific costs associated with the issuance of shares of the Company's common or preferred stock are netted against proceeds and recorded in stockholders' equity, as additional paid in capital, on the consolidated balance sheet, in the period of the share issuance.
Advertising, Marketing and Public Relations Expense—The Company expenses all advertising, marketing and public relations costs as they are incurred. Total costs for the years ended September 30, 2018 and 2017 were $745 and $545, respectively.
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
The Tax Cuts and Jobs Act of 2017 ("Tax Act"), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. In the fourth quarter of fiscal 2018, based on updated information obtained in connection with the filing of our tax return and analysis of our net deferred tax asset both from the return and 2018 tax provisions, we finalized the tax analysis and recorded an additional $63 of expense, or a net increase in our tax provision for the year of $338 related to the Tax Act.
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
At September 30, 2018, the Company had $5,166 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company's consolidated financial statements as of September 30, 2018.
Other Comprehensive Income —Accumulated and other comprehensive income or loss is comprised of the unrealized and realized gains and losses on securities available for sale and pension liability adjustments, net of tax, and is shown on the accompanying Consolidated Statements of Other Comprehensive Income.
Operating Segments—While our executive officers monitor the revenue streams of the various banking products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.
Bank Owned Life Insurance (BOLI)—The Bank invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of the policies. Income from the increase in cash surrender value of the policies as well as the receipt of death benefits is included in non-interest income on the consolidated statement of income.
Reclassifications—Certain items previously reported were reclassified for consistency with the current presentation.
Recent Accounting Pronouncements—The Financial Accounting Standards Board (FASB) issues Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification (ASC). This section provides a summary description of recent ASUs that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future. The effective dates below reflect the Company’s recently disclosed intent to change its fiscal year end, beginning December 31, 2018. See Note 19. Subsequent Events for a discussion thereon.
Recent Accounting Pronouncements—Adopted
ASU 2018-02; Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income—Issued in February 2018, the ASU permits, but does not require, entities to reclassify tax effects stranded in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. The Company elected early adoption and adopted this standard update, effective January 1, 2018. The Company’s stranded tax effects were related to valuation of the net deferred tax asset attributable to items of accumulated other comprehensive income (loss), which are unrealized gains (losses) on available-for-sale securities. Adoption resulted in a reclassification between two categories of stockholders’ equity at March 31, 2018, with an increase of $137 in retained earnings and a decrease in accumulated other comprehensive loss for the same amount (no net change in stockholders’ equity).

Recently Issued, But Not Yet Effective Accounting Pronouncements

ASU 2014-09; Revenue from Contracts with Customers (Topic 606)—Under the ASU, as modified by subsequent ASUs, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Company’s interest income and certain noninterest income were not impacted by the adoption of this ASU because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP. The Company’s largest sources of noninterest revenue which are subject to the guidance include fees and service charges on loan and deposit accounts and interchange revenue from debit card transactions. ASU 2014-08, as amended, will become effective for the Company’s annual and interim periods beginning in the first quarter 2019. Adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements as the change in the timing and pattern of the Company’s revenue recognition related to scoped-in noninterest income recognized under the newly issued ASU is expected to be consistent with the current applicable accounting guidance. The Company expects that upon adoption of this ASU any additional disclosures related to non-interest income will be added to the consolidated financial statements.
ASU 2016-01; Recognition and Measurement of Financial Assets and Liabilities—The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 will be effective for the Company in the first quarter of 2019. Adoption of ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.
ASU 2016-02; Leases (Topic 842)—The ASU changes current GAAP by requiring that lease assets and liabilities arising from operating leases be recognized on the balance sheet. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, Codification Improvements to Topic 842, Leases, amending various aspects of Topic 842. Topic 842 would not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee from current U.S. GAAP. For leases with a term of 12 months or less, a lessee would be permitted to make an accounting policy election, by class of underlying asset, not to recognize lease assets and liabilities. Topic 842 will become effective for the Company for annual and interim periods beginning in the first quarter 2019. Adoption of Topic 842 is not expected to have a material impact on the Company’s consolidated financial statements. However, the resulting increase in both total assets and total liabilities will impact the Bank and Company’s regulatory capital and related ratios. The Company leases certain branch locations and its corporate offices under operating leases that will result in the recognition of lease assets and lease liabilities on the consolidated balance sheet under Topic 842. Ten of the Company’s locations are leased.
ASU 2016-13; Financial Instruments-Credit Losses (Topic 326)—The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 will be effective for the Company beginning in the first quarter 2020. Earlier adoption is permitted; however, the Company does not currently plan to adopt the ASU early. Management is assessing alternative loss estimation methodologies and the Company’s data and system needs in order to evaluate the impact that adoption of this standard will have on the Company’s financial condition and results of operations. The Company will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective.
ASU 2017-04; Intangibles - Goodwill and Other (Topic 350)—The ASU simplifies the accounting for goodwill impairment. This guidance, among other things, removes step two of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in either greater or less impairment being recognized than under current guidance. This Update will become effective for the Company’s annual goodwill impairment tests beginning in the first quarter 2020. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820)—The ASU modifies disclosure requirements on fair value measurements. This ASU removes requirements to disclose, (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and (2) the policy for timing of transfers between levels and the valuation processes for

Level 3 fair value measurements. ASU 2018-13 clarifies that, disclosure regarding measurement uncertainty, is intended to communicate information about the uncertainty in measurement, as of the reporting date. ASU 2018-13 adds certain disclosure requirements, including (1) disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for the Company beginning in the first quarter 2020. The amendments on (1) changes in unrealized gains and losses, (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and (3) the narrative description of measurement uncertainty, should be applied prospectively. All other amendments should be applied retrospectively for all periods presented. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial position or results of operations.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)—The ASU was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract, with similar costs to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. This guidance will become effective for the Company beginning in the first quarter 2020, with early adoption permitted. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.
NOTE 2 – ACQUISITION

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

In connection with the WFC acquisition, we incurred expenses related to (1) accounting, legal and other professional services, (2) systems conversions, and (3) other costs of integrating and conforming acquired operations with and into the Company. These merger-related expenses, that were expensed as incurred, amounted to $1,860 for the year ended September 30, 2017, and were included in non-interest expense on the consolidated statement of operations. Debt origination costs of $380 were deferred and netted against the other borrowings on the consolidated balance sheet, and are being amortized to interest expense on other borrowed funds over the life of the notes, as discussed in Note 9. We also incurred issuance costs related to issuance of common shares of $259 which were netted against the offering proceeds and charged to additional paid in capital.

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

The following pro forma financial information for the periods presented reflects our estimated consolidated pro forma results of operations as if the WFC acquisition occurred on October 1, 2016, not considering potential cost savings and other business synergies we expect to receive as a result of the acquisition:

	Citizens Community Bancorp, Inc.	Wells Financial Corporation	Pro Forma Adjustments	Pro Forma Combined
Year ended September 30, 2017
Revenue (net interest income and non-interest income)	$27,019	$11,758	$(680)	$38,097
Net income attributable to common stockholders	$2,499	$508	$2,454	$5,461
Earnings per share--basic	$0.47	—	—	$0.92
Earnings per share-diluted	$0.46	—	—	$0.91

The pro forma adjustments reflect (1) additional depreciation and amortization expense related to, and associated tax effects of, the purchase accounting adjustments made to record various items at fair value, (2) additional interest expense on acquisition related debt and (3) elimination of acquisition related costs incurred.

The following table summarizes the amounts recorded on the consolidated balance sheet as of the acquisition date in conjunction with the acquisition discussed above:

Wells Financial Corporation

Fair value of consideration paid	$40,442

Fair value of identifiable assets acquired:
Cash and cash equivalents	4,742
Other interest bearing deposits	16,871
Securities	31,758
Loans	187,079
Property and equipment	5,011
Core deposit and other intangible assets	4,796
Other assets	6,216
Total identifiable assets acquired	$256,473

Fair value of liabilities assumed:
Deposits	$217,905
Borrowings	3,320
Other liabilities	587
Total liabilities assumed	221,812
Fair value of net identifiable assets acquired	34,661
Goodwill recognized	$5,781

NOTE 3 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of September 30, 2018 and September 30, 2017, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
U.S. government agency obligations	$35,880	$3	$1,280	$34,603
Obligations of states and political subdivisions	35,348	2	796	34,554
Mortgage-backed securities	42,796	26	1,451	41,371
Agency securities	104	78	—	182
Corporate debt securities	6,593	—	317	6,276
Corporate asset based securities	1,494	2	—	1,496
Total available for sale securities	$122,215	$111	$3,844	$118,482

September 30, 2017
U.S. government agency obligations	$18,454	$35	$448	$18,041
Obligations of states and political subdivisions	35,656	270	131	35,795
Mortgage-backed securities	36,661	124	311	36,474
Agency Securities	147	83	—	230
Corporate debt securities	5,410	—	67	5,343
Total available for sale securities	$96,328	$512	$957	$95,883

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
Obligations of states and political subdivisions	$1,307	$—	$5	$1,302
Mortgage-backed securities	3,312	36	41	3,307
Total held to maturity securities	$4,619	$36	$46	$4,609
September 30, 2017
Obligations of states and political subdivisions	$1,311	$17	$—	$1,328
Mortgage-backed securities	4,142	136	1	4,277
Total held to maturity securities	$5,453	$153	$1	$5,605
At September 30, 2018, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $2,065 as collateral to secure a line of credit with the Federal Reserve Bank. However, as of September 30, 2018, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2018, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $5,416 and mortgage-backed securities with a carrying value of $21,672 as collateral against specific municipal deposits. As of September 30, 2018, the Bank also has mortgage backed securities with a carrying value of $988 pledged as collateral to the Federal Home Loan Bank of Des Moines.
The estimated fair value of available for sale securities at September 30, 2018, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,657	$1,651
Due after one year through five years	20,045	19,739
Due after five years through ten years	39,069	37,578
Due after ten years	18,544	17,960
Total securities with contractual maturities	79,315	76,928
Mortgage backed securities	42,796	41,372
Securities without contractual maturities	104	182
Total available for sale securities	$122,215	$118,482

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,307	$1,302
Mortgage backed securities	3,312	3,307
Total held to maturity securities	$4,619	$4,609

Securities with unrealized losses at September 30, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2018
U.S. government agency obligations	$22,283	$311	$11,771	$969	$34,054	$1,280
Obligations of states and political subdivisions	25,019	393	8,647	403	33,666	796
Mortgage-backed securities	18,323	418	20,968	1,033	39,291	1,451
Agency securities	1,247	3	5,029	314	6,276	317
Total	$66,872	$1,125	$46,415	$2,719	$113,287	$3,844
2017
U.S. government agency obligations	$8,296	$186	$6,932	$262	$15,228	$448
Obligations of states and political subdivisions	8,170	62	3,701	70	11,871	132
Mortgage-backed securities	14,167	96	9,753	215	23,920	311
Corporate debt securities	5,343	67	—	—	5,343	67
Total	$35,976	$411	$20,386	$547	$56,362	$958

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2018
Obligations of states and political subdivisions	$1,302	$5	$—	$—	$1,302	$5
Mortgage-backed securities	2,383	28	286	13	2,669	41
Total	$3,685	$33	$286	$13	$3,971	$46
2017
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	406	1	—	—	406	1
Total	$406	$1	$—	$—	$406	$1
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

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS Loans by classes within portfolio segments as of September 30, 2018 and 2017, respectively, were as follows:

	September 30, 2018	September 30, 2017
Originated Loans:
Residential real estate:
One to four family	$122,797	$132,380
Purchased HELOC loans	13,729	18,071
Commercial/Agricultural real estate:
Commercial real estate	168,319	97,155
Agricultural real estate	27,017	10,628
Multi-family real estate	44,767	24,486
Construction and land development	14,648	12,399
Consumer non-real estate:
Originated indirect paper	60,991	85,732
Purchased indirect paper	17,254	29,555
Other Consumer	15,991	14,496
Commercial/Agricultural non-real estate:
Commercial non-real estate	62,196	35,198
Agricultural non-real estate	17,514	12,493
Total originated loans	$565,223	$472,593
Acquired Loans:
Residential real estate:
One to four family	$73,255	$97,183
Commercial/Agricultural real estate:
Commercial real estate	48,384	62,807
Agricultural real estate	43,500	57,374
Multi-family real estate	3,294	1,742
Construction and land development	3,091	7,309
Consumer non-real estate:
Other Consumer	2,853	6,172
Commercial/Agricultural non-real estate:
Commercial non-real estate	14,058	20,053
Agricultural non-real estate	9,035	11,380
Total acquired loans	$197,470	$264,020
Total Loans:
Residential real estate:
One to four family	$196,052	$229,563
Purchased HELOC loans	13,729	18,071
Commercial/Agricultural real estate:
Commercial real estate	216,703	159,962
Agricultural real estate	70,517	68,002
Multi-family real estate	48,061	26,228
Construction and land development	17,739	19,708
Consumer non-real estate:
Originated indirect paper	60,991	85,732
Purchased indirect paper	17,254	29,555
Other Consumer	18,844	20,668
Commercial/Agricultural non-real estate:
Commercial non-real estate	76,254	55,251
Agricultural non-real estate	26,549	23,873
Gross loans	$762,693	$736,613
Less:
Unearned net deferred fees and costs and loans in process	557	1,471
Unamortized discount on acquired loans	(4,003)	(5,089)
Allowance for loan losses	(6,748)	(5,942)
Loans receivable, net	$752,499	$727,053

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

Below is a breakdown of loans by risk rating as of September 30, 2018:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$120,029	$—	$2,768	$—	$—	$122,797
Purchased HELOC loans	13,729	—	—	—	—	13,729
Commercial/Agricultural real estate:
Commercial real estate	167,808	511	—	—	—	168,319
Agricultural real estate	26,334	170	513	—	—	27,017
Multi-family real estate	44,645	—	122	—	—	44,767
Construction and land development	14,648	—	—	—	—	14,648
Consumer non-real estate:
Originated indirect paper	60,843	—	148	—	—	60,991
Purchased indirect paper	17,254	—	—	—	—	17,254
Other Consumer	15,877	—	114	—	—	15,991
Commercial/Agricultural non-real estate:
Commercial non-real estate	62,188	8	—	—	—	62,196
Agricultural non-real estate	16,321	630	563	—	—	17,514
Total originated loans	$559,676	$1,319	$4,228	$—	$—	$565,223
Acquired Loans:
Residential real estate:
One to four family	$71,419	$—	$1,836	$—	$—	$73,255
Commercial/Agricultural real estate:
Commercial real estate	45,394	469	2,521	—	—	48,384
Agricultural real estate	40,096	281	3,123	—	—	43,500
Multi-family real estate	3,118	—	176	—	—	3,294
Construction and land development	2,674	—	417	—	—	3,091
Consumer non-real estate:
Other Consumer	2,830	—	23	—	—	2,853
Commercial/Agricultural non-real estate:
Commercial non-real estate	12,707	61	1,290	—	—	14,058
Agricultural non-real estate	8,700	—	335	—	—	9,035
Total acquired loans	$186,938	$811	$9,721	$—	$—	$197,470
Total Loans:
Residential real estate:
One to four family	$191,448	$—	$4,604	$—	$—	$196,052
Purchased HELOC loans	13,729	—	—	—	—	13,729
Commercial/Agricultural real estate:
Commercial real estate	213,202	980	2,521	—	—	216,703
Agricultural real estate	66,430	451	3,636	—	—	70,517
Multi-family real estate	47,763	—	298	—	—	48,061
Construction and land development	17,322	—	417	—	—	17,739
Consumer non-real estate:
Originated indirect paper	60,843	—	148	—	—	60,991
Purchased indirect paper	17,254	—	—	—	—	17,254
Other Consumer	18,707	—	137	—	—	18,844
Commercial/Agricultural non-real estate:
Commercial non-real estate	74,895	69	1,290	—	—	76,254
Agricultural non-real estate	25,021	630	898	—	—	26,549
Gross loans	$746,614	$2,130	$13,949	$—	$—	$762,693
Less:
Unearned net deferred fees and costs and loans in process						557
Unamortized discount on acquired loans						(4,003)
Allowance for loan losses						(6,748)
Loans receivable, net						$752,499

Below is a breakdown of loans by risk rating as of September 30, 2017:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$130,837	$—	$1,543	$—	$—	$132,380
Purchased HELOC loans	18,071	—	—	—	—	18,071
Commercial/Agricultural real estate:
Commercial real estate	96,953	49	153	—	—	97,155
Agricultural real estate	10,051	497	80	—	—	10,628
Multi-family real estate	24,338	—	148	—	—	24,486
Construction and land development	12,399	—	—	—	—	12,399
Consumer non-real estate:
Originated indirect paper	85,330	8	394	—	—	85,732
Purchased indirect paper	29,555	—	—	—	—	29,555
Other Consumer	14,361	—	135	—	—	14,496
Commercial/Agricultural non-real estate:
Commercial non-real estate	35,102	—	96	—	—	35,198
Agricultural non-real estate	10,798	708	987	—	—	12,493
Total originated loans	$467,795	$1,262	$3,536	$—	$—	$472,593
Acquired Loans:
Residential real estate:
One to four family	$94,932	$873	$1,378	$—	$—	$97,183
Commercial/Agricultural real estate:
Commercial real estate	57,795	1,814	3,198	—	—	62,807
Agricultural real estate	51,516	266	5,592	—	—	57,374
Multi-family real estate	1,519	—	223	—	—	1,742
Construction and land development	6,739	—	570	—	—	7,309
Consumer non-real estate:
Other Consumer	6,130	—	42	—	—	6,172
Commercial/Agricultural non-real estate:
Commercial non-real estate	18,257	372	1,424	—	—	20,053
Agricultural non-real estate	11,259	28	93	—	—	11,380
Total acquired loans	$248,147	$3,353	$12,520	$—	$—	$264,020
Total Loans:
Residential real estate:
One to four family	$225,769	$873	$2,921	$—	$—	$229,563
Purchased HELOC loans	18,071	—	—	—	—	18,071
Commercial/Agricultural real estate:
Commercial real estate	154,748	1,863	3,351	—	—	159,962
Agricultural real estate	61,567	763	5,672	—	—	68,002
Multi-family real estate	25,857	—	371	—	—	26,228
Construction and land development	19,138	—	570	—	—	19,708
Consumer non-real estate:
Originated indirect paper	85,330	8	394	—	—	85,732
Purchased indirect paper	29,555	—	—	—	—	29,555
Other Consumer	20,491	—	177	—	—	20,668
Commercial/Agricultural non-real estate:
Commercial non-real estate	53,359	372	1,520	—	—	55,251
Agricultural non-real estate	22,057	736	1,080	—	—	23,873
Gross loans	$715,942	$4,615	$16,056	$—	$—	$736,613
Less:
Unearned net deferred fees and costs and loans in process						1,471
Unamortized discount on acquired loans						(5,089)
Allowance for loan losses						(5,942)
Loans receivable, net						$727,053

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

Certain directors and executive officers of the Company and the Bank are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2018 and 2017. A summary of the changes in those loans during the last two fiscal years is as follows:

	September 30,
	2018	2017
Balance—beginning of year	$596	$221
New loan originations	—	2
Repayments	(257)	(13)
Previously originated loans for new director	—	386
Previously originated loans for previous director	(105)	—
Balance—end of year	$234	$596
Available and unused lines of credit	$17	$18
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
Changes in the ALL by loan type for the periods presented below were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2018:
Allowance for Loan Losses:
Beginning balance, October 1, 2017	$1,458	$2,523	$936	$897	$128	$5,942
Charge-offs	(96)	(1)	(309)	(52)	—	(458)
Recoveries	45	—	117	12	—	174
Provision	—	755	85	230	—	1,070
Allowance allocation adjustment	(372)	(1)	(165)	(47)	154	(431)
Total Allowance on originated loans	$1,035	$3,276	$664	$1,040	$282	$6,297
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Beginning balance, October 1, 2017	$—	$—	$—	$—	$—	$—
Charge-offs	(106)	(73)	(70)	—	—	(249)
Recoveries	34	—	5	—	—	39
Provision	70	120	25	15	—	230
Allowance allocation adjustment	171	121	125	14	—	431
Total allowance on other acquired loans	$169	$168	$85	$29	$—	$451
Total allowance on acquired loans	$169	$168	$85	$29	$—	$451
Ending Balance, September 30, 2018	$1,204	$3,444	$749	$1,069	$282	$6,748
Allowance for Loan Losses at September 30, 2018:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$97	$23	$39	$43	$—	$202
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,107	$3,421	$710	$1,026	$282	$6,546
Loans Receivable as of September 30, 2018:
Ending balance of originated loans	$136,526	$254,751	$94,236	$79,710	$—	$565,223
Ending contractual balance of purchased credit-impaired loans	450	7,173	645	739	—	9,007
Ending balance of other acquired loans	72,805	91,096	2,208	22,354	—	188,463
Ending balance of loans	$209,781	$353,020	$97,089	$102,803	$—	$762,693
Ending balance: individually evaluated for impairment	$8,198	$10,894	$393	$2,894	$—	$22,379
Ending balance: collectively evaluated for impairment	$201,583	$342,126	$96,696	$99,909	$—	$740,314

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2017:
Allowance for Loan Losses:
Beginning balance, October 1, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Charge-offs	(233)	—	(389)	(9)	—	(631)
Recoveries	14	—	171	1	—	186
Provision	81	130	59	41	8	319
Allowance allocation adjustment	(443)	510	(371)	212	92	—
Total Allowance on originated loans	$1,458	$2,523	$936	$897	$128	$5,942
Purchased credit impaired loans	$—	$—	$—	$—	$—	$—
Other acquired loans	$—	$—	$—	$—	$—	$—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, September 30, 2017	$1,458	$2,523	$936	$897	$128	$5,942
Allowance for Loan Losses at September 30, 2017:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$214	$—	$64	$23	$—	$301
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,244	$2,523	$872	$874	$128	$5,641
Loans Receivable as of September 30, 2017:
Ending balance of originated loans	$150,451	$144,668	$126,165	$47,691	$—	$468,975
Ending contractual balance of purchased credit-impaired loans	586	7,995	—	3,454	—	12,035
Ending balance of other acquired loans	96,597	121,237	6,172	27,979		251,985
Ending balance of loans	$247,634	$273,900	$132,337	$79,124	$—	$732,995
Ending balance: individually evaluated for impairment	$4,021	$996	$702	$1,791	$—	$7,510
Ending balance: collectively evaluated for impairment	$243,613	$272,904	$131,635	$77,333	$—	$725,485
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party. The third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. A restricted reserve account was established at 3% of the outstanding consumer loan balances purchased, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. As of September 30, 2018, the balance of the consumer loans purchased was $17,254 compared to $29,555 as of September 30, 2017. As of September 30, 2017, new purchases from this third party have been terminated. The balance in the cash reserve account at September 30, 2018 was $540, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, none of the purchased loans have been charged off or have experienced losses.
In September 2017, the Bank purchased, on a non-recourse basis, a 90% participation in $23,977 of loans secured by second liens on certain residential real estate properties. The seller retained servicing of the purchased loans, and is paid a 40 basis point servicing fee, based on the outstanding balance of the purchased loans. The balance of the Bank's share of the purchased loans was $13,729 and $18,071 at September 30, 2018 and September 30, 2017, respectively.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Residential Real Estate		Commercial/Agriculture Real Estate Loans		Consumer non-Real Estate		Commercial/Agriculture non-Real Estate		Totals
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Performing loans
Performing TDR loans	$3,468	$3,085	$1,646	$1,890	$109	$167	$481	$88	$5,704	$5,230
Performing loans other	203,457	242,198	348,238	268,619	96,694	131,695	100,273	77,213	748,662	719,725
Total performing loans	206,925	245,283	349,884	270,509	96,803	131,862	100,754	77,301	754,366	724,955

Nonperforming loans (1)
Nonperforming TDR loans	531	593	694	—	17	28	1,472	—	2,714	621
Nonperforming loans other	2,325	1,758	2,442	3,391	269	447	577	1,823	5,613	7,419
Total nonperforming loans	2,856	2,351	3,136	3,391	286	475	2,049	1,823	8,327	8,040
Total loans	$209,781	$247,634	$353,020	$273,900	$97,089	$132,337	$102,803	$79,124	$762,693	$732,995

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s consumer real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of September 30, 2018 and 2017, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
September 30, 2018
Residential real estate:
One to four family	$3,098	$1,319	$2,100	$6,517	$189,535	$196,052	$1,939	$917
Purchased HELOC loans	186	51	—	237	13,492	13,729	$—	—
Commercial/Agricultural real estate:
Commercial real estate	—	243	—	243	216,460	216,703	306	—
Agricultural real estate	334	25	2,507	2,867	67,650	70,517	2,637	—
Multi-family real estate	—	—	122	122	47,939	48,061	122	—
Construction and land development	—	—	19	19	17,720	17,739	71	—
Consumer non-real estate:
Originated indirect paper	384	68	41	493	60,498	60,991	57	10
Purchased indirect paper	354	162	138	654	16,600	17,254	—	138
Other Consumer	143	38	58	239	18,605	18,844	29	52
Commercial/Agricultural non-real estate:
Commercial non-real estate	165	14	164	343	75,911	76,254	1,196	—
Agricultural non-real estate	247	69	563	879	25,670	26,549	853	—
Total	$4,911	$1,989	$5,712	$12,613	$750,080	$762,693	$7,210	$1,117
September 30, 2017
Residential real estate:
One to four family	$2,811	$393	$1,228	$4,432	$225,131	$229,563	$2,200	$151
Purchased HELOC loans	250	—	—	250	17,821	18,071	—	—
Commercial/Agricultural real estate:
Commercial real estate	332	70	282	684	159,278	159,962	572	—
Agricultural real estate	57	—	2,405	2,462	65,540	68,002	2,723	96
Multi-family real estate	—	—	—	—	26,228	26,228	—	—
Construction and land development	—	—	—	—	19,708	19,708	—	—
Consumer non-real estate:
Originated indirect paper	426	112	123	661	85,071	85,732	74	80
Purchased indirect paper	601	305	221	1,127	28,428	29,555	—	221
Other Consumer	120	79	57	256	20,412	20,668	76	25
Commercial/Agricultural non-real estate:
Commercial non-real estate	75	23	156	254	54,997	55,251	1,618	—
Agricultural non-real estate	757	—	120	877	22,996	23,873	189	16
Total	$5,429	$982	$4,592	$11,003	$725,610	$736,613	$7,452	$589

At September 30, 2018, the Company has identified impaired loans of $22,000, consisting of $8,418 TDR loans, the contractual balance of purchased credit impaired loans of $9,007 and $4,954 of substandard non-TDR loans. The $22,379 total of impaired loans includes $5,704 of performing TDR loans. At September 30, 2017, the Company had identified impaired loans of $24,359, consisting of $5,851 TDR loans, the contractual balance of purchased credit impaired loans of $12,035 and $6,473 of substandard non-TDR loans, which includes $2,387 of non-PCI acquired loans. The $24,359 total of impaired loans includes $5,230 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of September 30, 2018 and September 30, 2017 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2018
With No Related Allowance Recorded:
Residential real estate	$6,970	$6,970	$—	$5,492	$304
Commercial/agriculture real estate	10,233	10,233	—	11,431	429
Consumer non-real estate	232	232	—	333	31
Commercial/agricultural non-real estate	2,776	2,776	—	4,285	93
Total	$20,211	$20,211	$—	$21,541	$857
With An Allowance Recorded:
Residential real estate	$1,228	$1,228	$97	$1,213	$54
Commercial/agriculture real estate	661	661	23	331	1
Consumer non-real estate	161	161	39	215	1
Commercial/agricultural non-real estate	118	118	43	71	—
Total	$2,168	$2,168	$202	$1,830	$56
2018 Totals:
Residential real estate	$8,198	$8,198	$97	$6,705	$358
Commercial/agriculture real estate	10,894	10,894	23	11,762	430
Consumer non-real estate	393	393	39	548	32
Commercial/agricultural non-real estate	2,894	2,894	43	4,356	93
Total	$22,379	$22,379	$202	$23,371	$913
At September 30, 2018, the Company had four residential real estate loans, secured by residential real estate properties, for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction, with a recorded investment of $1,079.

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
Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 13 delinquent TDRs, greater than 60 days past due, with a recorded investment of $1,534 at September 30, 2018, compared to 2 such loans with a recorded investment of $504 at September 30, 2017.
Following is a summary of TDR loans by accrual status as of September 30, 2018 and September 30, 2017.

	September 30,
	2018	2017
Troubled debt restructure loans:
Accrual status	$5,731	$5,230
Non-accrual status	2,687	621
Total	$8,418	$5,851
During the three months ended September 30, 2018, we committed to refinance one acquired loan totaling $53 at maturity. This loan will be considered a TDR upon refinancing, subsequent to September 30, 2018. There were no unused lines of credit meeting our TDR criteria as of September 30, 2018. There were no TDR commitments or unused lines of credit as of September 30, 2017.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the years ended September 30, 2018 and September 30, 2017:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
2018
TDRs:
Residential real estate	14	$851	$—	$12	$195	$1,058	$1,058	$36
Commercial/Agricultural real estate	12	377	410	780	339	1,906	1,906	5
Consumer non-real estate	1	4	—	—	—	4	4	—
Commercial/Agricultural non-real estate	9	714	807	611	—	2,132	2,132	—
Totals	36	$1,946	$1,217	$1,403	$534	$5,100	$5,100	$41

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
2017
TDRs:
Residential real estate	9	$—	$—	$679	$236	$915	$915	$24
Commercial/Agricultural real estate	8	—	—	1,822	68	1,890	1,890	—
Consumer non-real estate	4	—	—	4	28	32	32	—
Commercial/Agricultural non-real estate	2	—	—	—	93	93	93	—
Totals	23	$—	$—	$2,505	$425	$2,930	$2,930	$24
A summary of loans by loan class modified in a troubled debt restructuring as of September 30, 2018 and September 30, 2017, and during each of the twelve months ended, was as follows:

	September 30, 2018		September 30, 2017
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	39	$3,999	32	$3,678
Commercial/Agricultural real estate	19	2,340	8	1,890
Consumer non-real estate	16	126	20	195
Commercial/Agricultural non-real estate	10	1,953	2	88
Total loans	84	$8,418	62	$5,851
The following table provides information related to restructured loans that were considered in default as of September 30, 2018 and September 30, 2017:

	September 30, 2018		September 30, 2017
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	5	$504	4	$593
Commercial/Agricultural real estate	5	694	—	—
Consumer non-real estate	2	17	3	28
Commercial/Agricultural non-real estate	7	1,459	—	—
Total troubled debt restructurings	19	$2,674	7	$621
Included above are nine TDR loans that defaulted during the year ended September 30, 2018.

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

September 30, 2018
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	9,007
Carrying amount	7,329
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	188,463
Carrying amount	186,138
Total acquired loans
Outstanding balance	197,470
Carrying amount	193,467
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

	2018	2017
Balance at beginning of period	$2,893	$192
Acquisitions	—	2,802
Reduction due to unexpected early payoffs	—	—
Reclass from non-accretable difference	—	—
Disposals/transfers	—	—
Accretion	(568)	(101)
Balance at end of period	$2,325	$2,893
Non-accretable yield on purchased credit impaired loans was $1,678 and $2,196 at September 30, 2018 and September 30, 2017, respectively.

NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of September 30, 2018 and 2017 were $281,289 and $282,392, respectively, and consisted of one- to four-family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $3,410 and $3,208, at September 30, 2018 and 2017, respectively. Mortgage servicing rights activity for the years ended September 30, 2018 and September 30, 2017 were as follows:

	Year ended September 30,
	2018	2017
Balance at beginning of period	$1,886	$—
MSR asset acquired	—	1,909
Increase in MSR assets resulting from transfers of financial assets	289	13
Amortization during the period	(335)	(36)
Valuation allowance at end of period	—	—
Net book value at end of period	$1,840	$1,886
Fair value of MSR asset at end of period	$2,669	$1,951
Residential mortgage loans serviced for others	$281,289	$282,392
Net book value of MSR asset to loans serviced for others	0.65%	0.67%
At September 30, 2018, the estimated future aggregate amortization expense for the MSRs is as follows. The estimated amortization expense is based on existing mortgage servicing asset balances. The timing of amortization expense actually recognized in future periods may differ significantly based on actual prepayment speeds, mortgage interest rates and other factors.

Amortization Expense
2019	$335
2020	305
2021	268
2022	210
2023	168
After 2023	554
Total	$1,840
NOTE 6 - OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment at September 30 for each of the years shown below consisted of the following:

	2018	2017
Land	$1,369	$1,573
Buildings	8,838	8,877
Furniture, equipment and vehicles	5,334	4,240
Subtotals	15,541	14,690
Less--Accumulated depreciation	(5,507)	(5,045)
Office properties and equipment, net	$10,034	$9,645
Depreciation expense was $1,054 and $864 for the years ended September 30, 2018 and 2017, respectively.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS
Goodwill--Goodwill was $10,444 as of September 30, 2018 and September 30, 2017, respectively. The following table provides changes in goodwill during the years ended September 30, 2018 and September 30, 2017:

	Year ended September 30,
	2018	2017
Balance at beginning of year	$10,444	$4,663
WFC acquisition (see Note 2)	—	5,781
Impairment	—	—
Balance at end of year	$10,444	$10,444
Intangible assets--Intangible assets consist of core deposit intangibles arising from various bank acquisitions and the premium on the Wells Insurance Agency customer relationships. A summary of intangible assets and related amortization for the periods shown below follows:

	Year ended September 30,
	2018	2017
Gross carrying amount	$8,195	$8,195
Accumulated amortization	(3,390)	(2,746)
Net book value	$4,805	$5,449
Additions during the year (1)	$—	$4,796
Amortization during the year	$644	$219
(1) Intangible asset additions at September 30, 2017 included the WFC core deposit intangible asset of $4,178 and the premium on the Wells Insurance Agency customer relationships in the amount of $618.
At September 30, 2018, the estimated future aggregate amortization expense for the intangible assets are as follows:

Intangible Assets
2019	$630
2020	629
2021	629
2022	629
2023	574
After 2023	1,714
Total	$4,805
NOTE 8—DEPOSITS
The following is a summary of deposits by type at September 30, 2018 and 2017, respectively:

	2018	2017
Non-interest bearing demand deposits	$87,495	$75,318
Interest bearing demand deposits	139,276	147,912
Savings accounts	97,329	102,756
Money market accounts	109,314	125,749
Certificate accounts	313,115	290,769
Total deposits	$746,529	$742,504
Brokered deposits included above:	$50,369	$42,840

At September 30, 2018, the scheduled maturities of time deposits were as follows:

2019	$179,078
2020	66,439
2021	57,870
2022	8,207
2023	1,420
After 2023	101
Total	$313,115
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at September 30, 2018 and 2017 amounted to $831 and $823, respectively.
NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at September 30, 2018 and 2017 is as follows:

	September 30, 2018	September 30, 2017
Advances from FHLB:
Fixed rates	$40,000	$90,000
Overnight borrowings	23,000	—
Total FHLB advances	$63,000	$90,000

Other borrowings:
Senior notes:
Variable rate due in May 2021	$—	$10,694
Variable rate due in August 2022	—	5,000
Variable rate due in August 2030	10,000	—
	10,000	15,694
Subordinated notes:
6.75% due August 2027, variable rate commencing August 2022	5,000	5,000
6.75% due August 2027, variable rate commencing August 2022	10,000	10,000
	15,000	15,000
Less: unamortized debt issuance costs	(381)	(375)
Total other borrowings	$24,619	$30,319

Totals	$87,619	$120,319
Federal Home Loan Bank Advances and Irrevocable Standby Letters of Credit
The Bank had an outstanding balance of $23,000 with a rate of 2.39% on the FHLB variable rate overnight borrowings at September 30, 2018. All fixed rate advances from the FHLB mature on various dates through October 2018. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. The FHLB variable rate open line of credit and fixed rate advances are secured by $525,772 of real estate and commercial and industrial loans.
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $45,308 and $30,233 at September 30, 2018 and 2017, respectively.

At September 30, 2018, the Bank’s available and unused portion of this borrowing arrangement was approximately $226,223, compared to $92,959 as of September 30, 2017.
Maximum month-end amounts outstanding under this borrowing agreement were $109,500 and $90,000 during the twelve months ended September 30, 2018 and 2017, respectively.
Senior Notes and Revolving Line of Credit
On August 1, 2018, the Company entered into a credit agreement, consisting of a $7,500 revolving loan and a $10,000 term note. The revolving loan matures on August 1, 2019 and the term note matures on August 1, 2030. Each bears interest at variable interest rates based on the U.S. Prime Rate, and are payable in accordance with the terms of the credit agreement. The proceeds of the term note were used to refinance existing senior notes, pay transaction fees and expenses and for general corporate purposes. The contractual interest rate for the term note ranged from 4.25% to 4.50% during the year ended September 30, 2018. At September 30, 2018, there were no borrowings outstanding on the revolving loan.
On May 16, 2016, the Company entered into a loan agreement evidencing an $11,000 term loan maturing on May 15, 2021. The proceeds from the term loan were used by the Company for the sole purpose of financing the acquisition, by merger, of Community Bank of Northern Wisconsin. On May 30, 2017, the Company terminated the undrawn $3,000 of a revolving line of credit and extended a $5,000 term loan facility for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation. On August 17, 2017, this term loan was funded, maturing on August 15, 2022 with a ten year amortization. The variable rate senior notes provided for a floating interest rate that reset quarterly at rates indexed to the three-month London interbank offered rate ("LIBOR") plus 2.70%. The contractual interest rates for those notes ranged from 4.01% to 5.07% during the year ended September 30, 2018, and from 3.44% to 4.01% during the year ended September 30, 2017. On August 1, 2018, the Company repaid these outstanding senior note obligations in full, and terminated all related loan agreements
Subordinated Notes
On August 10, 2017, the Company entered into subordinated note agreements totaling $15,000, maturing on August 10, 2027. The proceeds of the loans were used by the Company for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation.
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
Debt Issuance Costs
Debt issuance costs, consisting primarily of investment banking and loan origination fees, of $89 and $380 were incurred in conjunction with the senior and the issuance of subordinated notes for the years ended September 30, 2018 and September 30, 2017, respectively. The unamortized amount of debt issuance costs was $381 and $375 at September 30, 2018 and September 30, 2017, respectively. These debt issuance costs are included in other borrowings on the consolidated balance sheet.
Maturities of FHLB advances and other borrowings are as follows:

Fiscal years ending September 30,
2019	$63,000
2020	—
2021	—
2022	—
2023	—
Thereafter	24,619
$87,619

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2018, the Bank and Company were categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2018 and 2017, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2018
Total capital (to risk weighted assets)	$95,799,000	13.1%	$58,614,000	> =	8.0%	$73,268,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	89,051,000	12.2%	43,961,000	> =	6.0%	58,614,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	89,051,000	12.2%	32,971,000	> =	4.5%	47,624,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	89,051,000	9.2%	38,765,000	> =	4.0%	48,456,000	> =	5.0%
As of September 30, 2017
Total capital (to risk weighted assets)	$88,511,000	13.2%	$53,504,000	> =	8.0%	$66,880,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	82,569,000	12.4%	40,128,000	> =	6.0%	53,504,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	82,569,000	12.4%	30,096,000	> =	4.5%	43,472,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	82,569,000	9.2%	35,776,000	> =	4.0%	44,720,000	> =	5.0%

The Company's Tier 1 (leverage) and risk-based capital ratios at September 30, 2018 and 2017, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2018
Total capital (to risk weighted assets)	$145,052,000	19.8%	$58,614,000	> =	8.0%	$73,268,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	123,304,000	16.8%	43,961,000	> =	6.0%	58,614,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	123,304,000	16.8%	32,971,000	> =	4.5%	47,624,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	123,304,000	12.7%	38,765,000	> =	4.0%	48,456,000	> =	5.0%
As of September 30, 2017
Total capital (to risk weighted assets)	$79,889,000	12.0%	$53,504,000	> =	8.0%	$66,880,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	58,947,000	8.8%	40,128,000	> =	6.0%	53,504,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,947,000	8.8%	30,096,000	> =	4.5%	43,472,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,947,000	6.6%	35,776,000	> =	4.0%	44,720,000	> =	5.0%
On June 20, 2018, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold an aggregate of 500,000 shares of Series A Preferred Stock in a private placement at $130.00 per share, for aggregate gross proceeds of $65,000, less issuance costs of $3,735. On September 28, 2018, 500,000 shares of Series A Preferred Stock was mandatorily converted into 10 Shares of Common Stock following receipt of stockholder approval, resulting in the issuance of 5,000,000 shares of common stock. These net proceeds of $61,265 related to the preferred stock issuance and subsequent mandatory conversion to common stock, impacts all of the Company's capital ratios. For further information, refer to Note 1, "Nature of Business and Summary of Significant Accounting Policies".
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
The Company's ability to pay dividends is also subject to the terms of the Business Note Agreement dated August 1, 2018, which prohibits the Company from making dividend payments while an event of default has occurred and is continuing under the loan agreement or from allowing payment of a dividend which would create an event of default.
The following table reflects the annual cash dividend paid in the fiscal years ended September 30, 2018 and 2017 respectively.

	2018	2017
Cash dividends per share	$0.20	$0.16
Stockholder record date	02/09/2018	03/09/2017
Dividend payment date	03/08/2018	03/23/2017

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Set forth below are the balances of the Company’s off-balance-sheet credit instruments consisting of commitments to make loans as of September 30, 2018 and 2017, respectively.

	Contract or Notional Amount at September 30,
	2018	2017
Commitments to extend credit	$121,197	$78,150
Commercial standby letter of credit	$1,893	$1,644
Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans.
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
Leases—The Company leases certain branch facilities and its administrative offices under operating leases. Rent expense under these operating leases was $879 and $1,310 for the years ended September 30, 2018 and 2017, respectively. None of the Company’s leases contain contingent rental payments, purchase options, escalation or any other significant terms, conditions or restrictions that would affect the future minimum lease payments disclosed below.
Future minimum lease payments by year and in the aggregate under the original terms of the non-cancellable operating leases consist of the following:

2019	$1,004
2020	998
2021	870
2022	862
2023	842
After 2023	2,016
Total	$6,592

NOTE 12—RETIREMENT PLANS
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $383 and $278 for 2018 and 2017, respectively.
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
The Company's Board of Directors voted to terminate each of the SERP and the DRP at its regularly scheduled Board meeting on November 19, 2015, with such termination being effective as of the same date. In connection with the termination of each plan, the Board of Directors, in accordance with applicable law and each applicable participant’s plan participation agreement, negotiated lump sum payments to the participants in satisfaction of the Company’s total liability to each participant under the SERP and DRP. In accordance with the final settlement of the Company’s obligations under such plans, the Company made two payments (each for 50% of the total liability owed) to each plan participant. The first payment occurred in December 2016 and the second and final payment occurred in January 2017, totaling $1,046 for the aggregate amount of the benefit obligation due.
NOTE 13 - STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provided for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of September 30, 2018, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provided for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provided for the grant of awards for up to 284,778 shares of the Company’s common stock. As of September 30, 2018, 284,778 options had been granted to eligible participants. This plan was terminated on January 18, 2018.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan was 597,605 shares. Under the Plan, the Compensation Committee could grant stock options and stock appreciation rights that, upon exercise, resulted in the issuance of 426,860 shares of the Company’s common stock. The Committee could also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of September 30, 2018, 89,183 restricted shares under this plan were granted. As of September 30, 2018, 181,000 options had been granted to eligible participants. Due to the plan's expiration, no new awards can be granted under this plan.
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
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan at the 2018 Annual Meeting of Stockholders. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of September 30, 2018, 13,707 restricted shares had been granted under this plan. As of September 30, 2018, no stock options had been granted under this plan.
Net compensation expense related to restricted stock awards from these plans was $271 and $83 for the years ended September 30, 2018 and 2017, respectively.

Restricted Common Stock Awards

	2018		2017
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	42,378	$12.07	23,159	$9.59
Granted	33,230	13.77	25,569	13.53
Vested	(11,589)	13.12	(6,350)	8.88
Forfeited	(11,847)	10.45	—	—
Unvested and outstanding at end of year	52,172	$13.29	42,378	$12.07
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The net compensation cost recognized for stock-based employee compensation from both plans for the years ended September 30, 2018 and 2017 was $12 and $31, respectively.
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
2018
Outstanding at beginning of year	146,606	$9.45
Granted	8,000	13.60
Exercised	(6,042)	8.11
Forfeited or expired	(26,894)	9.31
Outstanding at end of year	121,670	$9.82	5.48
Exercisable at end of year	67,370	$8.38	3.42	$379
Fully vested and expected to vest	121,670	$9.82	5.48	$508
2017
Outstanding at beginning of year	140,706	$8.67
Granted	23,000	13.75
Exercised	(14,100)	8.27
Forfeited or expired	(3,000)	11.00
Outstanding at end of year	146,606	$9.45	6.68
Exercisable at end of year	57,712	$7.70	3.89	$361
Fully vested and expected to vest	146,606	$9.45	6.68	$659
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each year follows:

	2018	2017
Intrinsic value of options exercised	$33	$69
Cash received from options exercised	$50	$114
Tax benefit realized from options exercised	$—	$—
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2018	2017
Dividend yield	1.18%	1.16%
Risk-free interest rate	2.4%	2.2%
Weighted average expected life (years)	10	10
Expected volatility	2.3%	2.4%

NOTE 14 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	2018	2017
Current tax provision
Federal	$1,989	$572
State	530	117
	2,519	689
Deferred tax provision (benefit)
Federal	(410)	535
Federal deferred tax adjustment - the Tax Act	338	—
State	(121)	99
	(193)	634
Total	$2,326	$1,323
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	2018		2017
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$1,619	24.50%	$1,299	34.00%
State income taxes, net of federal	409	6.20%	216	5.64%
Deferred tax adjustment - related to the Tax Act	338	5.11%	—	—%
Tax exempt interest	(198)	(3.00)%	(229)	(5.98)%
Other	158	2.38%	37	0.96%
Total	$2,326	35.19%	$1,323	34.62%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 30, 2018 and September 30, 2017, respectively:

	2018	2017
Deferred tax assets:
Allowance for loan losses	$1,822	$2,347
Deferred loan costs/fees	47	51
Director/officer compensation plans	126	90
Net unrealized loss on securities available for sale	1,027	178
Economic performance accruals	273	—
Other real estate	58	304
Deferred revenue	111	143
Loan Discounts	846	1,450
Other	10	100
Deferred tax assets	$4,320	$4,663
Deferred tax liabilities:
Office properties and equipment	(742)	(1,039)
Federal Home Loan Bank stock	(88)	(128)
Core Deposit Intangible	(987)	(1,628)
Other real estate	—	(114)
Prepaid expenses	(155)	(147)
Mortgage servicing rights	(496)	(685)
Other acquired intangibles	(152)	(264)
Deferred tax liabilities	$(2,620)	$(4,005)
Net deferred tax assets	$1,700	$658
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies,” above. At September 30, 2018 and September 30, 2017, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of September 30, 2018, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2015 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the twelve months ended September 30, 2018 and 2017, the Company recognized penalties and interest expense in the amount of $0 for each year, related to income tax issues which is included in other noninterest expense in its consolidated statements of operations. The Company had a recorded liability of $9 and $11, which is included in other liabilities in its consolidated balance sheets, for the payment of interest and penalties related to income tax issues as of September 30, 2018 and 2017, respectively.

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
Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of September 30, 2018 and 2017.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Investment securities:
U.S. government agency obligations	$34,603	$—	$34,603	$—
Obligations of states and political subdivisions	34,554	—	34,554	—
Mortgage-backed securities	41,371	—	41,371	—
Agency Securities	182	—	182	—
Corporate debt securities	6,276	—	6,276	—
Corporate asset based securities	1,496	—	1,496	—
Total	$118,482	$—	$118,482	$—
September 30, 2017
Investment securities:
U.S. government agency obligations	$18,041	$—	$18,041	$—
Obligations of states and political subdivisions	35,795	—	35,795	—
Mortgage-backed securities	36,474	—	36,474	—
Agency securities	230	—	230	—
Corporate debt securities	5,343	—	5,343	—
Total	$95,883	$—	$95,883	$—

The following table presents additional information about the security available for sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended September 30, 2018 and 2017:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available for sale	2018	2017
Balance, beginning of year	$—	$376
Payments received	—	(500)
Total gains or losses (realized/unrealized)
Included in earnings	—	124
Included in other comprehensive income	—	—
Transfers in and/or out of Level 3	—	—
Balance, end of year	$—	$—
There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the years ended September 30, 2018 and 2017. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended September 30, 2018 and 2017, respectively.
The Level 3 security at September 30, 2016, consisted of one private placement collateralized debt obligation security, backed by trust preferred securities. The market for the trust preferred security was not active, and markets for similar securities were equally inactive. The new issue market was also inactive and there were very few market participants willing or able to transact for these trust preferred securities. In June 2017, this trust preferred security was called.
Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of September 30, 2018 and 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Foreclosed and repossessed assets, net	$2,768	$—	$—	$2,768
Impaired loans with allocated allowances	2,168	—	—	2,168
Mortgage servicing rights	2,669	—	—	2,669
Total	$7,605	$—	$—	$7,605
September 30, 2017
Foreclosed and repossessed assets, net	$6,017	$—	$—	$6,017
Impaired loans with allocated allowances	1,490	—	—	1,490
Mortgage servicing rights	1,951	—	—	1,951
Total	$9,458	$—	$—	$9,458
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at September 30, 2018.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
September 30, 2018
Foreclosed and repossessed assets, net	$2,768	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,168	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$2,669	Discounted cash flows	Discounted rates	9.5% - 12.5%
September 30, 2017
Foreclosed and repossessed assets, net	$6,017	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$1,490	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$1,951	Discounted cash flows	Discounted rates	9.5% - 12.5%
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
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN and WFC acquisition approximates the fair value of the loans at September 30, 2018. The fair value of loans is considered to be a level 3 measurement.
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
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of fixed rate certificate accounts acquired through the CBN and WFC acquisition approximates the fair value of the loans at September 30, 2018 and represents a level 3 measurement.
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company's financial instruments as of the dates indicated below were as follows:

		September 30, 2018		September 30, 2017
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$34,494	$34,494	$41,677	$41,677
Other interest-bearing deposits	(Level II)	7,180	5,695	8,148	8,143
Securities available for sale "AFS"	See above	118,482	118,482	95,883	95,883
Securities held to maturity "HTM"	(Level II)	4,619	4,609	5,453	5,605
Non-marketable equity securities, at cost	(Level I)	7,218	7,218	7,292	7,292
Loans receivable, net	(Level III)	752,499	746,463	727,053	737,119
Loans held for sale	(Level II)	1,917	1,917	2,334	2,334
Mortgage servicing rights	(Level III)	1,840	2,669	1,886	1,951
Accrued interest receivable	(Level I)	3,600	3,600	3,291	3,291
Financial liabilities:
Deposits	(Level III)	$746,529	$751,548	$742,504	$746,025
FHLB advances	(Level II)	63,000	63,009	90,000	89,998
Other borrowings	(Level I)	24,619	24,619	30,319	30,319
Other liabilities	(Level I)	5,079	5,079	4,131	4,131
Accrued interest payable		335	335	227	227

NOTE 16—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share for the last two fiscal years is as follows:

	2018	2017
Basic
Net income attributable to common shareholders	$4,283	$2,499
Weighted average common shares outstanding (1)	5,943,891	5,361,843
Basic earnings per share	$0.72	$0.47
Diluted
Net income attributable to common shareholders	$4,283	$2,499
Weighted average common shares outstanding (1)	5,943,891	5,361,843
Add: Dilutive preferred shares impact prior to common stock conversion (2)	1,356,164	—
Add: Dilutive stock options outstanding	35,192	16,517
Average shares and dilutive potential common shares (1)(2)	7,335,247	5,378,360
Diluted earnings per share	$0.58	$0.46
Additional common stock option shares that have not been included due to their antidilutive effect	—	22,000
(1) On September 28, 2018, 500,000 shares of Series A Preferred Stock was mandatorily converted into 10 Shares of Common Stock following receipt of stockholder approval, resulting in the issuance of 5,000,000 shares of common stock, which impacts earnings per share. For further information, refer to Note 1, "Nature of Business and Summary of Significant Accounting Policies".
(2) On June 20, 2018, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold an aggregate of 500,000 shares of Series A Preferred Stock in a private placement at $130.00 per share, for aggregate gross proceeds of $65 million, which had an impact on diluted earnings per share. For further information, refer to Note 1, "Nature of Business and Summary of Significant Accounting Policies".

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income (loss) for the years ended September 30, 2018 and 2017:

	2018			2017
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized (losses) gains on securities:
Net unrealized losses arising during the period	$(3,134)	844	$(2,290)	$(1,580)	$632	$(948)
Less: reclassification adjustment for (losses) gains included in net income	(17)	5	(12)	111	(44)	67
Less: reclassification of certain deferred tax effects (1)	(137)	—	(137)	—	—	—
Other comprehensive loss	$(3,288)	$849	$(2,439)	$(1,469)	$588	$(881)
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1, "Nature of Business and Summary of Significant Accounting Policies".
The changes in the accumulated balances of other comprehensive income (loss) for the years ended September 30, 2018 and 2017 were as follows:

	Unrealized Gains (Losses) on Securities	Other Comprehensive Income (Loss)
Balance, October 1, 2016	$614	$614
Current year-to-date other comprehensive loss, net of tax	(881)	(881)
Ending balance, September 30, 2017	$(267)	$(267)
Current year-to-date other comprehensive loss, net of tax	(2,439)	(2,439)
Ending balance, September 30, 2018	$(2,706)	$(2,706)
Reclassifications out of accumulated other comprehensive income for the twelve months ended September 30, 2018 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$(17)		Net loss on sale of available for sale securities
Tax effect	5		Benefit for income taxes
Total reclassifications for the period	$(12)		Net loss attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.
Reclassifications out of accumulated other comprehensive income for the twelve months ended September 30, 2017 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$111		Net gain on sale of available for sale securities
Tax effect	(44)		Provision for income taxes
Total reclassifications for the period	$67		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.
NOTE 18—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY
The following condensed balance sheets as of September 30, 2018 and 2017, and condensed statements of operations and cash flows for each of the years in the two-year period ended September 30, 2018 and 2017, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Condensed Balance Sheets

	September 30,
	2018	2017
Assets
Cash and cash equivalents	$58,991	$5,716
Investments	—	1,242
Other assets	279	5
Investment in subsidiary	101,594	97,105
Total assets	$160,864	$104,068
Liabilities and Stockholders' Equity
Other borrowings	$24,619	$30,319
Other liabilities	398	266
Total liabilities	25,017	30,585
Total stockholders’ equity	135,847	73,483
Total liabilities and stockholders’ equity	$160,864	$104,068
Statements of Operations

	Years Ended September 30,
	2018	2017
Interest income	$3	$1
Interest expense	1,740	594
Net interest expense	(1,737)	(593)
Dividend income from bank subsidiary	—	12,500
Operating income	5	—
Operating expenses	(1,333)	(1,376)
Net (loss) income before benefit for income taxes and equity in undistributed income (loss) of subsidiaries	(3,065)	10,531
Benefit for income taxes	829	602
Net (loss) earnings before equity in undistributed income (loss) of subsidiaries	(2,236)	11,133
Equity in undistributed income (loss) of subsidiaries	6,519	(8,634)
Net income	$4,283	$2,499

Statements of Cash Flows

	Years Ended September 30,
	2018	2017
Change in cash and cash equivalents:
Cash flows from operating activities:
Net income	$4,283	$2,499
Stock based compensation expense	12	31
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(6,519)	(3,866)
Increase in other assets	(223)	—
Increase in other liabilities	131	216
Net cash used in operating activities	(2,316)	(1,120)
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits	1,241	249
Proceeds from private placement stock offering, net of issuance costs	61,265	—
Cash consideration paid in business combination	—	(27,716)
Net capital expenditures	(50)	—
Net cash provided by (used in) investing activities	62,456	(27,467)
Cash flows from financing activities:
Proceeds from other borrowings, net of issuance costs	9,911	19,620
Equity costs to fund business combination	—	(259)
Repayments of other borrowings	(15,611)	(306)
Repurchase shares of common stock	(1)	(16)
Surrendered vested shares of common stock	(33)	(22)
Exercise of common stock options	50	114
Cash dividend from Bank to Holding Company	—	12,500
Cash dividends paid	(1,181)	(842)
Net cash (used in) provided by financing activities	(6,865)	30,789
Net increase in cash and cash equivalents	53,275	2,202
Cash and cash equivalents at beginning of year	5,716	3,514
Cash and cash equivalents at end of year	$58,991	$5,716

NOTE 19—SUBSEQUENT EVENTS
United Bank Acquisition
On October 19, 2018, the Company completed its previously announced acquisition of United Bank. The Company acquired 100% of the common stock of United Bank for a purchase price of approximately $50.7 million, plus approximately $0.4 million in closing date contractual purchase adjustments, for a total cash consideration of approximately $51.1 million. The acquisition resulted in increases of approximately $268 million in total assets, $240 million in loans and $214 million in deposits, respectively. In connection with the acquisition, the Company merged United Bank with and into the Bank with the Bank surviving the merger. As of the filing of this report, the Company has not yet determined the accounting for the United Bank transaction, and pro-forma information is not yet available.
Change in the Company's Fiscal Year End
On September 25, 2018, the Board of Directors of the Company adopted a resolution to change the Company’s fiscal year end from September 30 to December 31, commencing December 31, 2018. In addition, on September 25, 2018, the Board of Directors of the Bank, also adopted resolutions to amend the Bank’s bylaws to change the Bank’s fiscal year end from

September 30 to December 31, commencing December 31, 2018. The Company intends to file a transition report on Form 10-K/T covering the transition period from October 1, 2018 to December 31, 2018.

Michigan Branch Sale

On December 3, 2018, the Bank entered into a purchase and assumption agreement (the “Agreement”) to sell its Rochester Hills, Michigan branch and related liabilities to Lake Michigan Credit Union (“LMCU”). The Agreement includes approximately $35,000 in deposits and approximately $300 in premises and equipment. LMCU will pay a 7% deposit premium, or approximately $2,450. All loans associated with this branch will remain with the Bank. In the short term, the Bank intends to utilize FHLB borrowings to fund the sale of the deposits. The branch sale is expected to be completed in the second quarter of 2019, pending regulatory approval.
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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2018, under the supervision and with the participation of the Company's management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at reaching a level of reasonable assurance.
The report of management required under Item 9A is included under Item 8 of this report along with the Company's consolidated financial statements under the heading “Report by Citizens Community Bancorp, Inc.’s Management on Internal Control over Financial Reporting” and is incorporated herein by reference.
This Annual Report on Form 10-K includes an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
On December 10, 2018, the Company’s Board of Directors set June 6, 2019 as the date of the next annual meeting of stockholders (the “2019 Annual Meeting”). Because the date of the 2019 Annual Meeting represents a change of more than 30 calendar days from the date of the anniversary of the Company’s 2018 annual meeting of stockholders, the Company is providing revised deadlines for receipt of stockholder proposals and nominations with respect to the 2019 Annual Meeting.

Pursuant to Rule 14a-8 under the Exchange Act, stockholders proposals for inclusion in the Company’s proxy statement for the 2019 Annual Meeting must be received by the Company at its principal executive offices at 2174 EastRidge Center, Eau Claire, Wisconsin 54701 not later than December 20, 2018. Stockholder proposals must comply with all of the applicable requirements set forth in the rules and regulations of the SEC, including Rule 14a-8 under the Exchange Act.

Under the Company’s bylaws, stockholders may also propose a director nomination or present a proposal at the 2019 Annual Meeting if advance written notice is timely given to the Company in accordance with the Company’s bylaws. To be timely, notice by a stockholder of any proposal or nomination must be received by the Company at its principal executive offices at 2174 EastRidge Center, Eau Claire, Wisconsin 54701 not later than March 8, 2018. Any stockholder’s notice must comply with the requirements of the Company’s bylaws.

PART III
Dollar amounts in the accompanying sections of this Part III are presented in whole dollar amounts, unless otherwise noted.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors is divided into three classes, with the term of office of each class ending in successive years. Accordingly, one class of directors is elected at the each annual meeting of stockholders to serve for a term of three years, to hold office until their successors are duly elected and qualified.
Our directors are elected by a plurality of the votes cast by holders of our Common Stock, which means the individuals who receive the largest number of votes cast by holders of the Common Stock entitled to vote in the election of directors are elected as directors up to the maximum number of directors to be chosen at the Company's annual meeting of stockholders.
Below is information as of the date of this document about each of our directors. The information presented includes information each director has given Citizens about his or her age, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years. The information presented also includes a description for each director of the specific experience, qualifications, attributes and skills that led to the conclusion that he or she should serve as a director. Our Governance and Nomination Committee regularly evaluates the mix of experience, qualifications, attributes and skills of the Company’s directors using a matrix of areas that the Committee considers important for Citizens’ business. In addition to the information presented below regarding the nominee’s specific experience, qualifications, attributes and skills that led the Governance and Nomination Committee to the conclusion that the nominee should serve or continue to serve as a director, the Governance and Nomination Committee also considered the qualifications and criteria described below under “Corporate Governance Matters - Director Nominations” with the objective of creating a complementary mix of directors.

Name, Principal Occupation for Past Five Years and Directorships	Age	Director Since (1)
Class I Directors - Terms Expiring 2019
STEPHEN M. BIANCHI	55	2017
Mr. Bianchi has served as a member of our Board since May 2017 and was appointed as Chairman of the Board in October 2018. Mr. Bianchi has served as President and Chief Executive Officer of the Company and President and a director of the Bank, since June 2016. Mr. Bianchi served as President and Chief Executive Officer of HF Financial Corp. and Home Federal Bank, both based in Sioux Falls, South Dakota from October 2011 through May 2016. Mr. Bianchi was a member of the board of directors of Home Federal Bank. Mr. Bianchi also served in several senior management positions at Wells Fargo Bank and Associated Bank prior to his employment with HF Financial Corp. and Home Federal Bank. Mr. Bianchi holds an MBA from Providence College and a B.S. in Finance from Providence College and has over 30 years of banking experience. Among other qualifications, Mr. Bianchi brings to the Board extensive executive leadership.

JAMES R. LANG	75	2012
Mr. Lang has served as a member of our Board since November 2012. Mr. Lang has over 40 years of leadership experience in the financial service and manufacturing industries with an emphasis on strategic realignment, revenue enhancement, mergers and acquisitions and financial performance. Mr. Lang has been the owner and President of Advantech Manufacturing, Inc., a company engaged in the business of manufacturing products for the dry particle sizing industry, since April 1998. Additionally, Mr. Lang has held several executive positions at Firstar Bank. Most recently serving as Chairman, President and Chief Executive Officer at Firstar Bank Iowa, NA from April 1991 to April 1996. Mr. Lang is a member of the Risk Oversight Committee of our Board of. Mr. Lang brings to the Board substantial experience in the banking industry and extensive leadership experience, all of which led to the conclusion that he should serve as a director of Citizens.

JAMES D. MOLL	68	2017
Mr. Moll has served as a member of our Board since January 2018. Mr. Moll served as the Chief Financial Officer of Wells Financial Corp. (Wells) and its subsidiary, Wells Federal Bank from 1995 to 2016 and served as the Chief Executive Officer and President of Wells from 2015 until August of 2017 when the sale of Wells to the Company was completed. Mr. Moll also served on the Board of Directors of Wells from 2013 until the completion of the sale of the company in 2017. Mr. Moll holds a B.A. in Economics from St. John’s University, Collegeville, MN and a B.S. in Accounting from Minnesota State University, Mankato, MN. Mr. Moll is a Certified Public Accountant. Mr. Moll is the Audit Committee chair and is a member of the Compensation Committee and Risk Oversight Committee of our Board. Mr. Moll brings substantial experience in the banking industry, extensive leadership experience, and his qualification as an “audit committee financial expert” under the SEC’s rules, all of which led to the conclusion that he should serve as a director of Citizens.

Name, Principal Occupation for Past Five Years and Directorships	Age	Director Since (1)
Class II Directors - Terms Expiring 2020
RICHARD MCHUGH	76	1985
Mr. McHugh has served as a member of our Board since 1985 and was appointed as Lead Director in October 2018. Prior to being appointed as Lead Director, Mr. McHugh served as the Chairman of our Board since 1988. Mr. McHugh has been the majority owner and President of Choice Products USA, LLC for the past 34 years. Choice Products is engaged in the national distribution of products for the fundraising industry. Neither the Chairman of the Board nor the Lead Director positions are considered one of our officers or employees. Mr. McHugh is the Governance and Nomination Committee chair and a member of the Audit Committee of our Board. The Board benefits from Mr. McHugh’s leadership and business acumen in the Eau Claire community, as well as his tenure on the Board of Directors and in-depth knowledge of our business.

MICHAEL L. SWENSON	68	2011
Mr. Swenson has served as a member of our Board since May 2011. Mr. Swenson retired in 2012. Prior to his retirement, Mr. Swenson was the President and CEO of Northern States Power Company - Wisconsin (an Xcel Energy Company and an electric and natural gas utility holding company) in Eau Claire, Wisconsin and had served as an engineer in various executive roles with Xcel Energy for over a decade. Mr. Swenson is the Compensation Committee chair and a member of the Governance and Nomination Committee of our Board. The Board benefits from Mr. Swenson’s executive and leadership expertise all of which led to the conclusion that he should serve as a director of Citizens.

FRANCIS E. FELBER	66	2017
Mr. Felber has served as a member of our Board since September 2017. Mr. Felber brings over 40 years of experience in the agricultural industry to the Board. His career includes time at the Minneapolis Grain Exchange as a grain merchant and merchandised grain on the Chicago Board of Trade. In 1975, Mr. Felber joined his family’s feed and grain country elevator in southern Minnesota and worked there until it was sold in 1982. He remained in the grain, feed and agronomy business until he joined Jerome Foods, Inc. (Jennie-O Turkey Store, Inc.) in 1990 to manage the Feed Ingredient Purchasing Department. In 2007, Mr. Felber founded Ag Risk Managers Insurance Agency LLC, which specializes in the risk management of crops and livestock. Mr. Felber is a member of the Governance and Nomination Committee of our Board. Mr. Felber brings to the Board substantial experience in the agricultural industry and extensive leadership experience, all of which led to the conclusion that he should serve as a director of Citizens.

Class III Directors - Terms Expiring 2021
KRISTINA M. BOURGET	53	2018
Ms. Bourget has served as a member of our Board since March 2018. Ms. Bourget has practiced law for over 25 years in Eau Claire, Wisconsin. She is currently Vice President and General Counsel at Wisconsin Independent Network (WIN) where she has been employed since 2015. From 2013 to 2015, Ms. Bourget served as circuit court judge in Eau Claire County, Wisconsin. From 2010 until she was appointed to the bench, she was a stockholder at Bourget Law where she focused on trademark and business matters. From 1998 to 2009, Ms. Bourget served as corporate counsel at Xcel Energy where she was responsible for a wide variety of legal issues. From 1991 to 1997, Ms. Bourget practiced law with Kelly & Ryberg. Ms. Bourget graduated from the University of Wisconsin Law School (cum laude and Order of the Coif) and holds a BBA in Finance and a minor in Accounting from the University of Wisconsin-Eau Claire. Ms. Bourget is the Risk Oversight Committee chair and is a member of the Audit Committee and Compensation Committee of our Board. Ms. Bourget brings to the Board professional experience related to corporate law, leadership experience, and a financial background, all of which lead to the conclusion she should serve as a director of Citizens.

TIMOTHY L. OLSON	59	2018
Mr. Olson has served as a member of our Board since March 2018. Mr. Olson is Developer/Co-owner of Arrowhead Properties, LLC and former Vice President of Finance/Co-owner of Royal Construction, Inc., a commercial general contractor/construction management firm in Eau Claire, which in 2017, celebrated 50 years of construction excellence to clients in northwest Wisconsin. Mr. Olson earned his BA and MBA from UW-Eau Claire and has been licensed as a CPA in Wisconsin since 1983. Over the past 22 years, Mr. Olson has been involved in the development and financial management and ownership of a multitude of commercial & multi-family real estate properties in northwest Wisconsin. He also has served as Board Chair for the Eau Claire Chamber of Commerce. Mr. Olson is a member of the Audit Committee of our Board. The Board benefits from Mr. Olson's leadership and business acumen in the Eau Claire community.

(1)	Includes service as a director of Citizens Community Federal National Association (the "Bank") and its predecessors.

Executive Officers
The following table sets forth the name, age, current position and principal occupation and employment during the past five years of our executive officers. The information presented includes information each executive officer has given the Company about his or her age and his or her principal occupation and business experience for the past five years:

Name	Age	Current Position	Other Positions
Stephen M. Bianchi	55
President and Chief Executive Officer of the Company and President and a director of Citizens Community Federal N.A., the Company’s wholly owned subsidiary (the “Bank”), since June 2016, and member of our Board since May 2017.

Mr. Bianchi served as President and Chief Executive Officer of HF Financial Corp. and Home Federal Bank, both based in Sioux Falls, South Dakota from October 2011 through May 2016. Mr. Bianchi was a member of the board of directors of Home Federal Bank. Mr. Bianchi also served in several senior management positions at Wells Fargo Bank and Associated Bank prior to his employment with HF Financial Corp. and Home Federal Bank. Mr. Bianchi holds an MBA from Providence College and a B.S. in Finance from Providence College and has over 30 years of banking experience.

Name	Age	Current Position	Other Positions
James S. Broucek	55	Chief Financial Officer, and Principal Accounting Officer of the Company and the Bank since October 31, 2017, and Treasurer of the Company since January 17, 2018.
Mr. Broucek served as a Senior Manager of Wipfli LLP from December 2013 through October 2017. Before joining Wipfli, Mr. Broucek held several positions with TCF Financial Corporation and its subsidiaries from 1995 to 2013, with his last position being Treasurer of TCF Financial. Prior to joining TCF Financial, Mr. Broucek served as the Controller of Great Lakes Bancorp. He currently serves as a member of the Finance Committee of Youthprise.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of our equity securities on Form 4 or 5. The rules promulgated by the SEC under section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the SEC pursuant to section 16(a).
Based solely upon a review of copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the fiscal year ended September 30, 2018 all reports required by Section 16(a) to be filed by our directors, executive officers and 10% stockholders were filed with the SEC on a timely basis, except that on January 19, 2018, a Form 3 filed on October 26, 2017 was amended to include certain stock option holdings of Rebecca Johnson after the applicable deadline, on November 24, 2017, a Form 4 was filed to report purchases by James Broucek on November 21, 2017, and on November 24, 2017, a Form 4 was filed to report purchases by Stephen Bianchi on November 21, 2017.
CORPORATE GOVERNANCE MATTERS
Our Board of Directors is comprised of a majority of independent directors as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ. Our Board of Directors has reviewed the independence of our directors under the applicable standards of NASDAQ. Based on this review, our Board of Directors determined that each of the following directors is independent under those standards:

(1) Richard McHugh	(5) James D. Moll
(2) Kristina M. Bourget	(6) Timothy L. Olson
(3) Francis E. Felber	(7) Michael L. Swenson
(4) James R. Lang
In addition, the Board has determined that (i) each member of our Audit Committee is independent as defined in Exchange Act Rule 10A-3 and (ii) each member of our Compensation Committee is an independent director, is a non-employee director and is an outside director under the applicable standards and rules of NASDAQ, the SEC and the Internal Revenue Service, respectively.
Board Leadership Structure
In fiscal year 2018, Citizens had separate persons serving as the Chief Executive Officer and as Chairman of the Board of Directors. Stephen M. Bianchi has served as the Chief Executive Officer of Citizens since June 2016 following the departure of our former Chief Executive Officer in May 2016. Richard McHugh has served as the Chairman of the Board since 1988. Mr. McHugh is an independent director under the applicable standards of the NASDAQ.
In October 2018, the Board of Directors adopted Corporate Governance Guidelines which establish the position of Lead Director in the event the positions of Chairman and Chief Executive Officer are held by the same person. Also in October 2018, the Board of Directors determined that it would serve our best interests and the best interests of our stockholders to appoint Mr. Bianchi to hold the position Chairman of the Board of Directors. In connection with this appointment, Mr. McHugh was appointed as the lead independent director, or “Lead Director,” by the independent directors. The Board believes that this leadership structure is appropriate at this time given Mr. Bianchi’s ability to provide unified leadership for the Company, promote the development and implementation of corporate strategy, and contribute to a more efficient and effective board as both the Chairman and Chief Executive Officer. The Board determined that the combined leadership by our Chief Executive Officer, our experienced Lead Director and our other independent directors facilitates the processes and controls that support a strong and independent Board and strengthen the cohesiveness and effectiveness of the Board as a whole.
Under our Corporate Governance Guidelines, the Lead Director will:

1.
Preside at meetings of the Board at which the Chairman is not present, including the executive sessions of the independent members of the Board, and provide feedback to the Chairman and other senior executives, as appropriate, from such executive sessions of the independent directors.

2.
Serve as the principal liaison between the independent directors and the Chairman on Board issues, and facilitate timely communication between the CEO and the Board, without impeding or replacing direct communication between the Chairman and other directors.

3.	Collaborate with the Chairman to approve the schedules and agendas for meetings of the Board.

4.	Call meetings of the independent directors of the Company and set the agendas for such meetings; and brief the Chairman on issues arising out of such meetings.

5.	Recommend to the Governance and Nomination Committee selections for the membership and chairman positions for each Board committee.

6.	Respond directly to stockholder and other stakeholder questions and comments that are directed to the Lead Director or the independent directors as a group.

7.	Be authorized to communicate directly with and retain outside advisors and consultants to the Board regarding Board-wide issues.

8.	As requested by the Chairman of the Governance and Nomination Committee, participate in interviews for nominees to the Board.

9.	Provide his or her unique perspective, as Lead Director, in connection with the annual formal evaluation by the Compensation Committee of the CEO’s performance.

10.
Receive notice of all committee meetings and have the ability to attend and observe (in an ex officio capacity) from time to time committee meetings where appropriate to facilitate the execution of the Lead Director’s duties.

11.	Perform such other duties as the Board may from time to time delegate to the Lead Director.
The Board’s Role in Risk Oversight
The role of our Board of Directors in Citizens’ risk oversight process includes receiving reports and presentations from members of our senior management on areas of material risk to Citizens, including operational, financial, legal and regulatory, strategic and reputational risks, and any measures taken or recommended by our management to mitigate risk. The Board has authorized the Risk Oversight Committee to oversee and periodically review Citizens’ enterprise risk assessment and enterprise risk management policies to engage our management directly in carrying out this risk oversight function.
As noted above, our Risk Oversight Committee is responsible for assisting our Board of Directors with its oversight of enterprise risk assessment and enterprise risk management policies. In addition, the Board has delegated to our Compensation Committee oversight responsibility to ensure that compensation programs and practices of Citizens do not encourage unreasonable or excessive risk-taking and that any risks are subject to appropriate controls. As part of this process, Citizens (with the oversight of the Compensation Committee) designs its overall compensation programs and practices, including incentive compensation for both executives and non-executive employees, in a manner intended to support its strategic priorities and initiatives to enhance long-term sustainable value without encouraging unnecessary or unreasonable risk-taking. At the same time, we recognize that our goals cannot be fully achieved while avoiding all risk. The Compensation Committee

(along with assistance from management) periodically reviews the Company's compensation programs and practices in the context of its risk profile, together with its other risk mitigation and risk management programs, to ensure that these programs and practices work together for the long-term benefit of Citizens and its stockholders. Based on its recently completed review of our compensation programs, the Compensation Committee concluded that the Company's incentive compensation policies for both executive and non-executive employees have not materially and adversely affected Citizens by encouraging unreasonable or excessive risk-taking in the recent past, are not likely to have a material adverse effect in the future and provide for multiple and reasonably effective safeguards to protect against unnecessary or unreasonable risk-taking.
Communications between Stockholders and the Board of Directors
Our stockholders may communicate with the Board or any individual director by directing such communication to our Corporate Secretary at the address of our corporate headquarters, 2174 EastRidge Center, Eau Claire, Wisconsin 54701. Each such communication should indicate that the sender is a stockholder of the Company and that the sender is directing the communication to one or more individual directors or to the Board as a whole.
All communications will be compiled by our Corporate Secretary and submitted to the Board of Directors or the individual directors on a monthly basis unless such communications are considered, in the reasonable judgment of our Corporate Secretary, to be improper for submission to the intended recipient(s). Examples of stockholder communications that would be considered improper for submission include, without limitation, customer complaints, solicitations, communications that do not relate directly or indirectly to Citizens or our business or communications that relate to improper or irrelevant topics. Our Corporate Secretary may also attempt to handle a communication directly where appropriate, such as where the communication is a request for information about Citizens or where it is a specific stockholder matter.
Attendance of Directors at Annual Meetings of Stockholders
We do not have a formal policy regarding the attendance of our directors and nominees for election as directors at our annual meeting of stockholders, but the Company does encourage its directors to attend its annual meeting.
Code of Business Conduct and Ethics and Corporate Governance Guidelines

Codes of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer. A copy of our Code of Business Conduct and Ethics is available free of charge on our website at www.ccf.us or in print upon written request to Citizens Community Bancorp, Inc., 2174 EastRidge Center, Eau Claire, Wisconsin 54701, Attention: Stephen M. Bianchi. We intend to disclose any amendment to or waiver from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at www.ccf.us.

Corporate Governance Guidelines

We adopted Corporate Governance Guidelines in October 2018 to assist in the exercise of Board, the board of the Company’s subsidiary and their respective committees in performing their responsibilities. The Corporate Governance Guidelines address, among other things, our board and board committee composition and responsibilities, director qualifications standards and selection of the Chairman and Lead Director of the Board. A copy of our Corporate Governance Guidelines is available free of charge on our website at www.ccf.us or in print upon written request to Citizens Community Bancorp, Inc., 2174 EastRidge Center, Eau Claire, Wisconsin 54701, Attention: Stephen M. Bianchi.
Stock Ownership Guidelines
We believe that promoting share ownership aligns the interests of our directors with those of our shareholders and provides strong motivation to build shareholder value. Under our Corporate Governance Guidelines, directors are expected to own certain target levels of shares of a value equal to at least a director’s current yearly base compensation for service on the Board. The Board’s stock ownership guidelines for directors of the Company are that (i) within one year of being elected, directors should own Company common stock equal in value to at least a director’s current yearly base compensation for service on the Board, (ii) within three years of being elected directors should own Company common stock equal in value to at least 2.5 times a director’s then current yearly base compensation for service on the Board, and (iii) within five years of being elected directors should own Company common stock equal in value to at least 5 times a director’s then current yearly base compensation for service on the Board.

DIRECTORS’ MEETINGS AND COMMITTEES
Executive sessions or meetings of outside (non-management) directors without management present are included on the agenda for each regularly scheduled Board of Directors meeting for a general discussion of relevant subjects. In fiscal 2018, the independent directors met in executive sessions at least two times in accordance with the requirements of the NASDAQ Stock Market (“NASDAQ”). The committees of our Board of Directors consist of the Audit Committee, the Compensation Committee, the Governance and Nomination Committee and the Risk Oversight Committee.

Audit Committee
The Audit Committee is responsible for assisting our Board of Directors with oversight of: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) our independent auditor’s qualifications and independence; (4) the performance of our internal accounting function and independent auditors; and (5) preparing the Audit Committee Report required to be included in the Company's proxy statement. Our Audit Committee has the direct authority and responsibility to appoint, compensate, oversee and where appropriate, replace or retain the independent auditor, and is an “audit committee” for purposes of Section 3(a)(58)(A) of the Exchange Act.
Each member of our Audit Committee is able to read and understand fundamental financial statements, including our balance sheet, income statement, and cash flow statement. Our Board of Directors has determined that at least one of the members of our Audit Committee qualifies as an “audit committee financial expert” as defined by the rules of the SEC. Our Board of Directors has determined that Mr. Moll qualifies as an “audit committee financial expert” based on his work experience and duties as a chief financial officer and chief executive officer of a public reporting company and his education and qualification as a certified public accountant.
The members of our Audit Committee are Ms. Bourget and Messrs. McHugh, Moll and Olson. Based on the review described below under “Corporate Governance Matters - Director Independence,” our Board of Directors has determined that each member of the Audit Committee is independent under applicable standards and rules of NASDAQ and the SEC.
Compensation Committee
The Compensation Committee, in addition to such other duties as may be specified by our Board of Directors, (1) determines the compensation levels of our Chief Executive Officer and other executive officers, including salary rates, participation in incentive compensation and benefit plans, fringe benefits, non-cash perquisites and other forms of compensation; (2) reviews and makes recommendations to our Board of Directors with respect to bank wide incentive compensation plans and equity-based plans; and (3) reviews and makes recommendations to our Board of Directors with respect to the compensation of our outside directors. The Compensation Committee also administers our restricted stock, stock option and other stock incentive plans.
Many key compensation decisions are made during the first quarter of the fiscal year as the Compensation Committee meets to: (1) review performance for the prior year under our Cash Bonus Plan for Executive Officers and Senior Managers, (2) determine awards under our 2018 Equity Incentive Plan, and (3) set compensation targets and objectives for the coming year. However, our Compensation Committee also views compensation as an ongoing process and may convene special meetings in addition to its regularly scheduled meetings throughout the year for purposes of evaluation, planning and appropriate action.
The members of our Compensation Committee are Ms. Bourget, Messrs. Moll and Swenson. Based on the review described below under “Corporate Governance Matters - Director Independence,” our Board of Directors has determined that each member of the Compensation Committee is independent, is a non-employee director and is an outside director under the applicable standards and rules of NASDAQ, the SEC and the Internal Revenue Service, respectively.
Governance and Nomination Committee
The Governance and Nomination Committee is responsible for assisting our Board of Directors by: (1) identifying individuals qualified to become members of our Board of Directors and its committees; (2) recommending to our Board of Directors nominees for election to the Board at the annual meeting of stockholders; (3) developing and recommending to our Board of Directors a set of corporate governance principles applicable to Citizens and generally taking a leadership role in shaping the corporate governance of Citizens; and (4) assisting our Board of Directors in assessing director performance and the effectiveness of the Board of Directors as a whole.
The members of our Governance and Nomination Committee are Messrs. Felber, McHugh and Swenson. Based on the review described below under “Corporate Governance Matters - Director Independence,” our Board of Directors has determined that each member of the Governance and Nomination Committee is independent under the applicable standards and rules of NASDAQ.

Risk Oversight Committee
The Risk Oversight Committee is appointed by the Board of Directors and assists the Board in fulfilling its risk oversight duties and responsibilities. The Risk Oversight Committee is responsible for assisting our Board of Directors by: (1) reviewing, assessing and making recommendations to the Board regarding material issues, trends and circumstances that affect enterprise risks; (2) reviewing and assessing managements risk identification procedures, risk mitigation plans and risk management and control systems; and (3)working in concert with other Board committees to ensure that the Board's risk oversight responsibilities are exercised in an integrated and coordinated manner.
The members of our Risk Oversight Committee are Ms. Bourget, Mr. Lang and Mr. Moll. Based on the review described below under "Corporate Governance Matters - Director Independence," our Board of Directors has determined that each member of the Risk Oversight Committee is independent under the applicable standards and rules of NASDAQ.
Charters of Committees
The Board of Directors has adopted, and may amend from time to time, a written charter for each of the Audit Committee, Compensation Committee and Governance and Nomination Committee. Citizens maintains a website at www.ccf.us. Citizens makes available on its website, free of charge, copies of each of these charters. Citizens is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The following section describes the Company's fiscal 2018 executive compensation program. This analysis provides detailed compensation information for each of our named executive officers, or NEOs. For fiscal 2018, our NEOs are:

Name	Title
Stephen M. Bianchi	President and Chief Executive Officer
James S. Broucek	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Mark C. Oldenberg	Former Executive Vice President and Chief Financial Officer
Executive Summary
Key Executive Compensation Actions. The Compensation Committee took the following key actions in fiscal 2018:
•Salaries: Mr. Broucek entered into an executive employment agreement with a base salary of $185,000.

•
Incentive Compensation: Citizens granted stock options and restricted stock to certain of its named executive officers and management team in fiscal 2018. Equity was awarded in recognition of Citizens performance, as well as the need to retain its executives and senior management and align their interests with the interest of our stockholders.

NEO Employment Agreements:
We entered into an executive employment agreement with Mr. Broucek on October 17, 2017 and effective as of October 31, 2017.
On October 17, 2017, Mr. Oldenberg resigned as Chief Financial Officer, and we entered into a Separation Agreement and Release with Mr. Oldenberg.
A summary of the principal terms of these agreements is provided below under “Executive Compensation - Employment Agreements.”
Our Compensation Philosophy
Citizens recognizes the importance of its employees in fulfilling its role as a successful business enterprise and a responsible corporate citizen. Our compensation philosophy is to compensate all employees (including our named executive officers) at a level sufficient to attract, motivate, and retain the talent we need to achieve or surpass the short-term and long- term goals set forth in our business plan, without promoting irresponsible behavior. Guided by this philosophy, the pay and benefits practices of Citizens reflect our vision and values, and the economic condition of the banking industry, and are built on a framework of pay-for-performance, comprehensive position evaluations, and market-competitiveness. Executive management, with approval of our Board of Directors, fulfills our responsibility to promote the best interests of Citizens through the execution of sensible compensation principles and practices.
Citizens’ compensation philosophy is created and sustained on core compensation principles. In determining compensation levels, we consider the key factors to be:

1.
We will not create incentives that foster inappropriate risk nor pay excessive compensation. No Citizens compensation plan, program, or practice will promote excessive risk taking or encourage behavior inconsistent with Citizens’ vision, mission, or strategy. We believe all of our compensation elements comply with appropriate banking regulations and sound compensation practices, which we believe neither pays excessive compensation nor encourages inappropriate risk taking.

2.
Citizens does not discriminate on the basis of race, gender, religion, national origin, veteran status, handicap, or sexual orientation in determining pay levels. Demonstrated performance, skills, commitment and results determine pay.

3.
Each pay grade and pay range will have a minimum, a maximum, and a mid-point. The mid-point is the rate we generally will pay a new hire who meets the required standards of education, skills, and experience. The maximum is the highest rate we will pay a fully qualified performing employee in that job. Salary above mid-point will be based upon exemplary performance.

4.
Compensation levels are driven by an employee’s level of impact on our organization. Not all positions are created equal. Various positions require different levels of skills, knowledge, and personal attributes that drive different rates of pay and/or variable compensation opportunity. We have established a job structure and job evaluation process that provides a formal hierarchy of grades and salary ranges.

5.
All employees should be paid a wage in line with their position within an assigned range for that position. Salary range minimums are a guideline to pay for an entry point position for that wage range. Any incumbent with the requisite skills to perform the job at minimally acceptable standards should be paid at least this rate. The salary range midpoint is developed to represent the wage paid to an employee performing the expectations of their position.

6.	Pay levels for positions are reviewed periodically.

7.
Our ability to pay drives our compensation program. Profitability is a key driver in determining compensation opportunity. The annual salary is the single largest investment Citizens makes each year. It is incumbent on our compensation professionals and senior management to ensure that our plans provide an appropriate return to Citizens and its stockholders, in addition to appropriately compensating successful performance.

Additionally, as described above under the Section “Corporate Governance Matters - The Board’s Role in Risk Oversight,” our Compensation Committee has primary oversight responsibility to ensure that our compensation programs and practices do not encourage unreasonable or excessive risk-taking and that any risks are subject to reasonably appropriate controls. We consider the following factors to maintain “at risk” compensation within appropriate levels:

•
Although profitability is a key driver for compensation opportunities, we do not reward, and in fact discourage, the taking of excessive or inordinate risk. Our Compensation Philosophy is “risk-reflective,” meaning we create our pay structure and programs to appropriately reward the returns from acceptable risk-taking through optimal pay mix, performance metrics, calibration and timing.

•	Employees eligible for incentives or sales performance pay for new business are not permitted to make credit, investment, or consumer pricing decisions independently.

•	We have no “highly-leveraged” or entirely uncapped incentive plans. Where there are elements of an incentive plan that are uncapped, the performance drivers of these elements are not risk based.

•
Incentive compensation plans for certain positions which contain significant risk to Citizens (e.g., our CEO and CFO positions) include corporate, division and individual components, and awards are determined or reviewed by the Compensation Committee prior to any payment.

•	Plan sponsors, those executives in charge of business lines in which incentive plans exist, are not eligible for awards under the plans they sponsor.
Compensation Components
Citizens utilizes three general forms of compensation for our named executive officers: base salary, short-term incentive compensation, and long-term incentive compensation. We deliver compensation at various levels of the organization in different ways. In our most senior positions (including for each of our named executive officers), we have a combination of base salary and short-term and long-term incentives to help us attract and retain talented leaders to ensure continued growth and continuity. In positions where there is a clear ability to impact performance by providing short-term incentives linked to specific goals, we have created incentive plans that we believe are market competitive and in line with our ability to pay. Short-and long-term incentives are tied directly to individual performance and/or business results. Awards are paid only when business performance is strong. At the lowest levels of the organization we rely on base salary and short-term incentives. This array of compensation plans permits greater control over managing our fixed costs, while providing competitive and meaningful rewards. Base salaries are fixed, primarily, based on what we believe are market rates. Based primarily on performance against stated goals, short-and long-term incentive pay gives us the opportunity to reward for performance in a specific year, or over a period of years, without the recurring (and compounding) expense of a base salary adjustment. Each of our compensation components is described in greater detail below.
Base salary
We pay base salaries to attract and retain talented employees, including our named executive officers. Base salary increases are driven primarily by demonstrated value to our organization and are reviewed annually and adjusted from time to time, based on a review of market data and an assessment of company, business unit and individual performance and experience. Merit increases are awarded based on the performance of the employee.
Short-term incentive plan (STIP)
We pay annual incentive compensation under our Executive Short Term Incentive Plan (STIP) to our named executive officers for achieving performance targets related to Bank and individual performance. We balance the security provided by base salary with the “at-risk” feature of annual incentive compensation to attract and retain top quality employees and provide proper incentive to enhance the value of the Company’s Common Stock for its stockholders.
In fiscal 2018, our Compensation Committee and Board of Directors approved the STIP for annual incentive compensation to our named executive officers. In order to be eligible for an award under the STIP, the Company must have achieved a minimum return on average equity and minimum OCC safety and soundness composite rating, and the named executive officer must have received an adequate annual performance review. The Company performance goals were weighted at 85%, and the individual performance goals were weighted at 15%. The Company performance goals included Bank net income after tax, Bank net charge-offs and Bank non-performing assets. The individual performance goals for each named executive officer considered items such as implementation of strategic priorities, active investor relations outreach, and effective and transparent communication with the Board of Directors. The annual target percentages of base salary to be paid to each of our named executive officers under the STIP are as depicted in the table below:

Named Executive Officer	Threshold (% of Base Salary)	Plan (% of Base Salary)	Maximum (% of Base Salary)
Stephen M. Bianchi	20%	30%	40%
James S. Broucek	10%	20%	30%
Mark C. Oldenberg(1)	10%	20%	30%
(1) Mr. Oldenberg resigned as Chief Financial Officer effective as of October 17, 2017 and received a payment equivalent to the estimated bonus under the STIP in fiscal year 2018.
Long-term incentive plan (LTIP)
Our Long-Term Incentive Plan (LTIP) is designed to link compensation levels with performance results and ensure sustained alignment with stockholder interests by providing equity-based awards to our named executive officers under our 2018 Equity Incentive Plan and previously issued under our 2008 Equity Incentive Plan. In addition, we believe equity awards provide an important retention tool for our named executive officers because the awards are subject to multi-year performance periods and vesting. Awards under this plan consist of equity-based awards, including restricted stock, restricted stock units, stock appreciation rights and stock options.
The 2017 LTIP awards approved by our Compensation Committee and Board of Directors for issuance under the 2008 Equity Incentive Plan consisted of a three-year performance period, with the first performance period beginning October 1, 2016 and ending September 30, 2019. The amount of awards granted at the end of the three-year performance period are determined based on a target percentage of the named executive officer’s base salary, and on a Company return on average equity component and a service-based component, each weighted at 50%. In connection with the expiration of the 2008 Equity Incentive Plan, our Compensation Committee approved pro-rata 2017 LTIP awards at target for the period ending September 30, 2017.
In fiscal 2018, our Compensation Committee and Board of Directors approved 2018 LTIP awards under the 2018 Equity Incentive Plan. Awards under the 2018 LTIP are materially consistent with previous LTIP awards and consist of three-year performance periods, with each performance period beginning October 1 of each year. The amount of restricted stock awards granted are determined based on a target percentage of the named executive officer’s base salary, and the awards consist of a Company return on average equity component and a service-based component, each representing 50% of the awards. The amount of total equity awards are based on 25% of annual base salary for Mr. Bianchi and 17% of annual base salary for Mr.

Broucek. Awards of time-based restricted stock under the service-based component are subject to a three-year pro-rated vesting. The three-year target percentages of base salary for the return on average equity component, representing the total potential percentages of base salary for each three-year performance period, used to calculate equity awards to be granted to each of our named executive officers under the LTIP are as depicted in the table below:

Named Executive Officer	Minimum (% of Base Salary)	Target (% of Base Salary)	Maximum (% of Base Salary)
Stephen M. Bianchi	6.25%	12.5%	18.75%
James S. Broucek	4.25%	8.50%	12.75%
Compensation Process
Our Compensation Committee is independent and involved.

•
Each member of the committee is an independent director, is a non-employee director and is an outside director under the applicable rules of NASDAQ, the SEC and the Internal Revenue Service, respectively.

•	The Committee decides all compensation matters for our named executive officers.
In fulfilling its duties and responsibilities, the Compensation Committee may consult with members of management and hire independent consultants. Our Chief Executive Officer works with our Compensation Committee in making recommendations regarding our overall compensation policies and plans as well as specific compensation levels for our other officers and key employees, other than the Chief Executive Officer. Members of management who were present during Compensation Committee meetings in fiscal 2018 and the first part of fiscal 2019 included our Chief Executive Officer. The Compensation Committee makes all decisions regarding the compensation of our Chief Executive Officer without our Chief Executive Officer or any other member of our management present.
The Compensation Committee’s charter provides the Committee with the sole discretion to retain or obtain advice from compensation consultants or other advisers and requires that the Company provide the Committee with adequate funding to engage any compensation consultants or other advisers the Committee deems it appropriate to engage. In September 2017, the Compensation Committee engaged independent compensation consultant McLagan to provide the Compensation Committee with independent advice regarding incentive plan design, performance measurement, design and use of equity compensation and relevant market practices and trends with respect to the compensation of our executive officers and senior management. McLagan prepared reports, delivered presentations and engaged in discussions with the Compensation Committee on executive compensation matters. McLagan reviewed and provided recommendations regarding the 2018 Equity Incentive Plan, LTIP and director compensation. The Compensation Committee considered the recommendations from the independent compensation consultant when reviewing and determining LTIP awards, and the Compensation Committee and Board considered the recommendations from the independent compensation consulting when reviewing and approving the 2018 Equity Incentive Plan for submission to the stockholders at the 2018 Annual Meeting. McLagan provides no other services to the Company. The Compensation Committee assessed the independence of McLagan in accordance with SEC and NASDAQ rules and regulations and concluded that no conflict of interest exists that will prevent them from being independent consultants to the Compensation Committee.
At the Company’s 2018 Annual Meeting, pursuant to a non-binding, advisory vote, stockholders approved the compensation of the Company’s named executive officers as disclosed in the proxy statement for the meeting by a vote of 3,191,041 shares in favor to 523,193 against. The Compensation Committee has considered the results of this advisory stockholder vote and believes that it shows support by the Company’s stockholders for the Company’s compensation philosophy and the executive compensation programs that implement the Company’s compensation philosophy. Also at the Company’s 2018 Annual Meeting, stockholders approved the 2018 Equity Incentive Plan.
Summary Compensation Table
The table below provides information for our last two fiscal years regarding compensation paid by the Company to the persons who served as our Principal Executive Officer and Chief Financial Officer, which are our only executive officers, who collectively are referred to herein as our named executive officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total
Stephen M. Bianchi	2018	$313,800	$95,313	$118,112	$—	$20,172	$547,397
CEO and Principal Executive Officer	2017	$305,192	$26,200	$75,007	$—	$28,645	$435,044
James S. Broucek (6)	2018	$165,922	$—	$72,893	$10,960	$16,076	$265,851
CFO and Principal Accounting Officer	2017	$—	$—	$—	$—	$—	$—
Mark C. Oldenberg (7)	2018	$19,008	$44,625	$—	$—	$129,049	$192,682
Former CFO and Principal Accounting Officer	2017	$175,000	$42,000	$—	$—	$8,393	$225,393
Explanatory Notes for Summary Compensation Table:

1.
Mr. Bianchi’s employment agreement provided for an annual base salary of $300,000. On May 25, 2017, Mr. Bianchi’s employment agreement was amended and restated to provide for an annual base salary of $315,000.

2.
These amounts represent discretionary cash bonuses awarded by our Compensation Committee to each listed officer in connection with our financial performance and each officer's achievement of certain pre-determined individual performance goals with respect to fiscal 2018 and 2017, regardless of when such bonus was paid.

3.
These amounts reflect the grant date fair value of restricted stock awards granted in the applicable fiscal year, computed in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS 123(R)), excluding estimated forfeitures. The assumptions made in valuing stock awards are included under the caption “Note 13 - Stock- Based Compensation” in the Notes to our Consolidated Financial Statements. Information with respect to the awards granted in the fiscal year is set forth below under “Outstanding Equity Awards at Fiscal Year End” and “Stock Awards”.

4.
These amounts reflect the grant date fair value of option awards granted in the applicable fiscal year, computed in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS 123(R)). We calculate the grant date fair value of option awards using the Black-Sholes option pricing model. For purposes of this calculation, the impact of forfeitures is excluded until they actually occur. The other assumptions made in valuing option awards are included under the caption “Note 13 - Stock-Based Compensation” in the Notes to our Consolidated Financial Statements.

5.
The table below shows the components of this column, which include our match for each individual’s 401(k) plan contributions, automobile allowance including commuting mileage, HSA contribution, moving expenses and severance payments.

Name and Principal Position	Fiscal Year	401(k) Match	Auto	HSA Contribution	Severance	Moving Expenses	Total “All Other Compensation”
Stephen M. Bianchi	2018	$9,912	$9,000	$1,260	$—	$—	$20,172
CEO and Principal Executive Officer	2017	$10,581	$6,000	$825	$—	$11,239	$28,645
James S. Broucek	2018	$3,700	$3,736	$675	$—	$7,965	$16,076
CFO and Principal Accounting Officer	2017	$—	$—	$—	$—	$—	$—
Mark C. Oldenberg	2018	$969	$—	$137	$127,943	$—	$129,049
CFO and Principal Accounting Officer	2017	$7,431	$—	$962	$—	$—	$8,393

6.	Mr. Broucek was appointed as our Chief Financial Officer effective October 31, 2017.

7.	The amounts depicted reflect the amounts under the Separate Agreement and Release entered into with Mr. Oldenberg on October 17, 2017 in connection with his resignation.

Stock and Option Awards
On October 31, 2017, in connection with Mr. Broucek’s appointment as our CFO, the Compensation Committee issued him 4,000 shares of restricted stock and 8,000 options with an exercise price of $13.60 per share which expire on October 31, 2027. The restricted stock vest pro rata over three years and the options vest pro rata over a five year period, with 20% of the shares vesting on October 31 of each successive year.
On January 17, 2018, the Compensation Committee awarded 5,790 shares of restricted stock to Mr. Bianchi. Each award of restricted stock vests equally over three years on January 17 of each successive year.
On April 27, 2018, the Compensation Committee awarded 2,810 shares of restricted stock to Mr. Bianchi and 1,320 shares of restricted stock to Mr. Broucek. Each award of restricted stock vests equally over three years on April 27 of each successive year.
Outstanding Equity Awards at Fiscal Year End
The following table sets forth information on outstanding option and restricted stock awards held by the named executive officers at September 30, 2018, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option and the number of shares of restricted stock held at fiscal year end that had not yet vested.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(1)
Stephen M. Bianchi (2)	8,000	12,000	$11.00	6/24/2026	5,455	$76,370
Stephen M. Bianchi (3)	—	—	$—	NA	2,748	$38,472
Stephen M. Bianchi (4)	—	—	$—	NA	5,790	$81,060
Stephen M. Bianchi (5)	—	—	$—	NA	2,810	$39,340
James S. Broucek (6) (7)	—	8,000	$13.60	10/31/2027	4,000	$56,000
James S. Broucek (8)	—	—	—	NA	1,320	$18,480

1.
Market value equals the closing market price of our Common Stock on September 28, 2018 (the last trading day of our fiscal year end), which was $14.00, multiplied by the number of shares of restricted stock that have not vested as of such date.

2.	The common stock options and restricted shares of Common Stock vest pro rata over a five year period on each of June 24, 2017, June 24, 2018, June 24, 2019, June 24, 2020 and June 24, 2021.
3.	The restricted shares of Common Stock vest pro rata over a two year period on each of May 25, 2018 and May 25, 2019.
4.	The restricted shares of Common Stock vest pro rata over a three year period on each of January 17, 2019, January 17, 2020 and January 17, 2021.
5.	The restricted shares of Common Stock vest pro rata over a three year period on each of April 27, 2019, April 27, 2020 and April 27, 2021.
6.	The common stock options vest pro rata over a five year period on each of October 31, 2018, October 31, 2019, October 31, 2020, October 31, 2021 and October 31, 2022.
7.	The restricted shares of Common Stock vest pro rata over a three year period on each of October 31, 2018, October 31, 2019 and October 31, 2020.
8.	The restricted shares of Common Stock vest pro rata over a three year period on each of April 27, 2019, April 27, 2020 and April 27, 2021.
Employment Agreements
Mr. Bianchi’s Amended and Restated Employment Agreement
On May 25, 2017, we entered into an Amended and Restated Executive Employment Agreement with Mr. Bianchi for a term from June 24, 2016 to September 30, 2019, with automatic one-year renewal periods thereafter, which provides for the following compensation terms for Mr. Bianchi. Pursuant to the employment agreement, Mr. Bianchi receives a base salary of

$315,000 per year. Mr. Bianchi’s base salary may be increased based on Mr. Bianchi’s performance and contribution to the Company, as determined by the Board of Directors. Mr. Bianchi is also eligible for an annual incentive award, to be determined by the Board of Directors, pursuant to the terms of the STIP and his individual incentive goals. Mr. Bianchi is also eligible to receive incentive awards pursuant to the terms of the LTIP and the 2008 Equity Incentive Plan, and any successor plans thereto. Mr. Bianchi is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company.
In addition, Mr. Bianchi’s employment agreement provides for certain payments and benefits in the event of a termination of Mr. Bianchi’s employment under specific circumstances. If, during the term of Mr. Bianchi’s employment, his employment is terminated by the Company other than for “cause”, death or disability or by Mr. Bianchi for “good reason” (each as defined in the employment agreement), he would be entitled to his salary earned but unpaid as of his termination date and all vested benefits to which he is entitled under any benefit plans set forth in the Employment Agreement (the “accrued obligations”). Furthermore, Mr. Bianchi would be entitled to (1) a pro-rated incentive award under the STIP for the year in which the termination occurs; (2) a payment equal to 200% of (a) Mr. Bianchi’s annual salary at the time of termination, and (b) the pro-rated incentive award under the STIP for the year in which the termination occurs. In addition, Mr. Bianchi would be entitled to continued participation in the Company’s medical and dental insurance plans with monthly premiums to be paid by the Company for up to 18 months following the termination of his employment with the Company. If Mr. Bianchi’s employment is terminated by the Company for “cause” or by Mr. Bianchi without “good reason,” Mr. Bianchi would be entitled to the accrued obligations, and if the employment is terminated by reason of disability or death, Mr. Bianchi would be entitled to the accrued obligations and a pro-rated incentive award under the STIP and LTIP.
The employment agreement amended the previously existing employment agreement with Mr. Bianchi to provide that, in the event of a termination of Mr. Bianchi’s employment following a “change in control” by the Company other than for “cause”, death or disability or by Mr. Bianchi for “good reason”, he would be entitled to the accrued obligations. Furthermore, Mr. Bianchi would be entitled to (1) a pro-rated incentive award under the STIP for the year in which the termination occurs; (2) a payment equal to 200% of (a) Mr. Bianchi’s annual salary at the time of termination, and (b) the pro-rated incentive award under the STIP for the year in which the termination occurs. In addition, Mr. Bianchi would be entitled to continued participation in the Company’s medical and dental insurance plans with monthly premiums to be paid by the Company for up to18 months following the termination of his employment with the Company.
Following any termination of employment, Mr. Bianchi will be subject to an 18-month confidentiality covenant; an 18-month non-solicitation covenant related to clients of the company; an 18-month non-solicitation of employees covenant; and an 18-month non-competition covenant.
Mr. Broucek’s Employment Agreement
Effective October 31, 2017, we entered into an Employment Agreement with Mr. Broucek for a term from October 31, 2017 to September 30, 2020, with automatic one-year renewal periods thereafter. Pursuant to the employment agreement, Mr. Broucek receives a base salary of $185,000 per year. Mr. Broucek’s base salary may be increased based on Mr. Broucek’s performance and contribution to the Company, as determined by the Board of Directors. Mr. Broucek is also eligible for an annual incentive award, to be determined by the Board of Directors, pursuant to the terms of the STIP and his individual incentive goals. Mr. Broucek is also eligible to receive incentive awards pursuant to the terms of the LTIP and the 2008 Equity Incentive Plan, and any successor plans thereto. Mr. Broucek is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company.
In addition, Mr. Broucek’s employment agreement provides for certain payments and benefits in the event of a termination of Mr. Broucek’s employment under specific circumstances. If, during the term of Mr. Broucek’s employment, his employment is terminated by the Company other than for “cause”, death or disability or by Mr. Broucek for “good reason” (each as defined in the employment agreement), he would be entitled to his salary earned but unpaid as of his termination date and all vested benefits to which he is entitled under any benefit plans set forth in the Employment Agreement (the “accrued obligations”). Furthermore, Mr. Broucek would be entitled to (1) a pro-rated performance bonus for the year in which the termination occurs; (2) a payment equal to 50% of (a) Mr. Broucek’s annual salary at the time of termination, (b) the pro-rated performance bonus for the year in which the termination occurs, and (c) the fair market value of any stock awards issued pursuant to the employment agreement as of the grant date of such stocks, exclusive of the initial grant of restricted stock pursuant to the terms of the employment agreement. In addition, Mr. Broucek would be entitled to the continuation in coverage of medical insurance benefits that he would otherwise be eligible to receive as an active employee of the Company for 6 months following the termination of his employment with the Company. If Mr. Broucek’s employment is terminated by the Company for “cause” or by Mr. Broucek without “good reason,” Mr. Broucek would be entitled to the accrued obligations, and if the employment is terminated by reason of disability or death, Mr. Broucek would be entitled to the accrued obligations and a pro-rated performance bonus for the year in which the termination occurs.

In the event of a termination of Mr. Broucek’s employment following a “change in control” by the Company other than for “cause”, death or disability or by Mr. Broucek for “good reason”, he would be entitled to the accrued obligations. Furthermore, Mr. Broucek would be entitled to (1) a pro-rated performance bonus for the year in which the termination occurs; (2) a payment equal to 125% of (a) Mr. Broucek’s annual salary at the time of termination, (b) the pro-rated performance bonus for the year in which the termination occurs, and (c) the fair market value of any stock awards issued pursuant to the employment agreement as of the grant date of such stocks, exclusive of the initial grant of restricted stock pursuant to the terms of the employment agreement. In addition, Mr. Broucek would be entitled to the continuation in coverage of medical insurance benefits that he would otherwise be eligible to receive as an active employee of the Company for 15 months following the termination of his employment with the Company.
Following any termination of employment, Mr. Broucek will be subject to a 12-month confidentiality covenant; a 12-month non-solicitation covenant related to clients of the company; a 12-month non-solicitation of employees covenant; and a 12-month non-competition covenant.
Mr. Oldenberg’s Employment Agreement and Severance Agreement
Mr. Oldenberg resigned as Chief Financial Officer on October 17, 2017. Prior to his resignation, his employment was governed by an Employment Agreement effective January 1, 2017 for an 18-month term, ending on June 30, 2018. Pursuant to the employment agreement, Mr. Oldenberg received a base salary of $175,000 per year. In addition, the employment agreement also provided that Mr. Oldenberg may receive a cash bonus and may receive grants of performance-based restricted stock and options as determined by the board of directors of the Bank. Mr. Oldenberg was also entitled to participate in the Bank’s insurance, health, retirement, and other benefit plans.
As more specifically described and set forth in the employment agreement, the employment agreement contained certain rights of Mr. Oldenberg and the Bank to terminate Mr. Oldenberg’s employment, including a termination by the Bank for “cause” as defined in the employment agreement. The employment agreement specified certain compensation and benefits following termination of employment, including (1) Mr. Oldenberg’s salary for one (1) year following termination (the “Severance Period”) without cause; and, (2) at the Bank’s election, either (a) cash in an amount equal to the cost to Mr. Oldenberg of obtaining all health, life, disability and other fringe benefits (which may include bonuses at the discretion of the board of directors of the Bank) that Mr. Oldenberg would have been eligible to participate during the Severance Period based upon the benefit levels substantially equal to those that the Bank provided for Mr. Oldenberg at the date of the termination of employment, or (b) continued participation under such Bank benefit plans during the Severance Period, but only to the extent Mr. Oldenberg continues to qualify for participation in those benefit plans.
In connection with Mr. Oldenberg’s resignation, we entered into a Separate Agreement and Release with him on October 17, 2017. The separation agreement provided that Mr. Oldenberg would receive (a) a separation payment equal to his base salary through June 30, 2018, (b) a payment equivalent to the estimated bonus Mr. Oldenberg would have received under the Bank’s STIP for fiscal year 2017, and (c) a payment equal to the cost of continuing his health, dental, life, disability and other benefits through June 30, 2018. Mr. Oldenberg released the Company from all claims, and became subject to confidentiality, cooperation and nondisparagement provisions. In addition, Mr. Oldenberg’s rights and interests in his stock option awards and restricted stock awards are governed by the terms of the award agreements and the applicable plans pursuant to which the awards were granted. Pursuant to the 2008 Equity Incentive Plan, Mr. Oldenberg’s vested stock option awards under that plan are exercisable for a period of three months following his resignation. All unvested stock option awards and restricted stock awards are forfeited.
Post-Employment Compensation
401(k) Plan Benefits
Our executive officers are eligible to participate in our 401(k) plan on the same terms as our other employees. Our 401(k) plan is a qualified, tax-exempt savings plan with a cash or deferred feature qualifying under Section 401(k) of the Internal Revenue Code. All employees who have attained age 21 and completed 90 days of continuous employment, are eligible to participate in the 401(k) plan.
Participants are permitted to make salary reduction contributions to the 401(k) plan of up to 100% of their salary, up to a maximum of $18,500 ($24,500 for employees over 50 years of age) and $18,000 ($24,000 for employees over 50 years of age) for each of calendar years 2018 and 2017, respectively. We match each contribution in an amount equal to 100% of the participant’s 401(k) deferrals for the year up to 4% of their salary, provided the participant must contribute a minimum of 4% of his or her salary as a condition to receiving the matching contribution. All contributions made by participants are before-tax contributions. All participant contributions and earnings are fully and immediately vested.

Participants may invest amounts contributed to their 401(k) plan accounts in one or more investment options available under the 401(k) plan. Changes in investment directions among the funds are permitted on a periodic basis pursuant to procedures established by the plan administrator. Each participant receives a quarterly statement that provides information regarding, among other things, the market value of all investments and contributions made to the 401(k) plan on the participant’s behalf.

Other Stock Benefit Plans
In addition to our 2018 Equity Incentive Plan, directors, officers and other employees of the Company and its subsidiaries were previously eligible to participate in our equity incentive plans, including the Company’s 2004 Stock Option and Incentive Plan, the 2004 Recognition and Retention Plan and the 2008 Equity Incentive Plan (collectively, the “Prior Plans”). Eligible awards under the Prior Plans included, without limitation, stock options, stock appreciation rights, restricted stock and restricted stock units. Upon the death or disability of the participant or upon a change in control of Citizens, these awards become 100% exercisable or vested.
In fiscal 2018, the Prior Plans were terminated or expired. No awards will be made under these plans and shares of Common Stock available for issuance under the Prior Plans did not rollover into the 2018 Equity Incentive Plan. Awards currently outstanding under the these plans will continue to remain outstanding in accordance with their terms.
DIRECTOR COMPENSATION
General Information
Non-employee directors received cash compensation and equity-based compensation retainers for their service on our Board of Directors. For fiscal 2018, each of our non-employee directors, except our Chairman, received an annual retainer consisting of $12,000 cash and $7,000 of a restricted stock award, pro-rated based on length of service, and our non-employee Chairman received an annual retainer of $25,000. Additionally, each non-employee director received $1,000 for each Board meeting attended. Directors are members of our Compensation Committee, Audit Committee, Risk Oversight Committee and Governance and Nomination Committee, as well as Board Member Representatives of our Asset Liability Committee and Credit Committee. In fiscal 2018, the chairman of each of these Committees received an additional $1,000 per meeting for attendance at each Committee meeting, and each member, other than the chairman, received $500 for attendance at each Committee meeting.
For fiscal 2019, we changed our non-employee director compensation to include a greater proportion of equity-based compensation. The annual retainer will be paid in the form of restricted stock awards in the amount of $25,000 for the Lead Director or non-employee Chairman and $19,000 for each other non-employee director. Non-employee directors will continue to receive cash compensation of $1,000 for each Board meeting attended. The chairman of each Committee will receive an additional $1,000 per meeting for attendance at each Committee meeting, and each member other than the chairman receives $500 for attendance at each Committee meeting. Due to the previously announced change in fiscal year of the Company from September 30 to December 31, the annual retainer restricted stock awards awarded for fiscal 2019 included awards for the transition period from September 30, 2018 to December 31, 2018.
Director Compensation
The following table summarizes the director compensation for fiscal year 2018 for all of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James R. Lang	$49,500	$7,004	$—	$—	$—	$—	$56,504
Richard McHugh	$42,000	$7,004	$—	$—	$—	$—	$49,004
Francis E. Felber	$38,500	$7,004	$—	$—	$—	$—	$45,504
Mike Swenson	$38,000	$7,004	$—	$—	$—	$—	$45,004
James D. Moll (2)	$27,500	$5,250	$—	$—	$—	$—	$32,750
David B. Westrate (3)	$19,000	$3,495	$—	$—	$—	$—	$22,495
Brian R. Schilling (3)	$17,500	$3,495	$—	$—	$—	$—	$20,995
Tim Olson (4)	$15,000	$9,499	$—	$—	$—	$—	$24,499
Kristina Bourget (4)	$11,500	$9,499	$—	$—	$—	$—	$20,999
Timothy A. Nettesheim (5)	$9,000	$—	$—	$—	$—	$—	$9,000

(1)	Annual restricted stock awards vest in full at the end of the then-current fiscal year, subject to pro-rata vesting for a termination of service on the Board other than for cause.
(2)Mr. Moll began serving on our Board of Directors in January 2018.
(3)Messrs. Schilling’s and Westrate’s terms on the Board of Directors expired in March 2018.
(4)Mr. Olson and Ms. Bourget were elected to the Board of Directors in March 2018.
(5)Mr. Nettesheim resigned from our Board of Directors effective January 1, 2018.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth information as of September 30, 2018, with respect to compensation plans under which shares of common stock were issued or available to be issued:

	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Common Shares Available for Future Issuance Under Equity
Plan Category	Warrants and Rights (1)	Warrants and Rights	Compensation Plans (2)
Equity compensation plans approved by security holders	121,670	$9.82	336,293
Equity compensation plans not approved by security holders	—	—	—
Total	121,670	$9.82	336,293

(1)Represents (a) 0 shares of our Common Stock to be issued upon exercise of outstanding stock options under the 2018 Equity Incentive Plan, (b) 81,700 shares of our Common Stock to be issued upon exercise of outstanding stock options under the 2008 Equity Incentive Plan, and (c) 39,970 shares of our Common Stock to be issued upon exercise of outstanding stock options under the 2004 Stock Option and Incentive Plan.
(2)Represents 336,293 shares of our Common Stock available for issuance under the 2018 Equity Incentive Plan. No new awards may be granted under the Prior Plans.

SECURITY OWNERSHIP
The following table sets forth information regarding the beneficial ownership of shares of our common stock as of December 10, 2018 by (1) each director and named executive officer (as defined below), (2) all directors and executive officers as a group, and (3) each person or other entity known by us to beneficially own more than 5% of our outstanding common stock.
The following table is based on information supplied to us by the directors, officers and stockholders described above or in information otherwise publicly available in filings with the SEC. We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of our common stock subject to options that are either currently exercisable or exercisable within 60 days of December 10, 2018 are treated as outstanding and beneficially owned by the option holder for the purpose of computing the percentage ownership of the option holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The table lists applicable percentage ownership based on 10,953,512 shares of common stock outstanding as of December 10, 2018.
Unless otherwise indicated, the address for each person listed below is 2174 EastRidge Center, Eau Claire, Wisconsin 54701.

Name	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Principal Stockholders:
Martin S. Friedman(1)	899,223	8.24%
FJ Capital Management LLC(1)	793,268	7.27%
Wellington Management Company LLP(2)	814,980	7.47%
Maltese Capital Management LLC(3)	584,610	5.36%

Directors and Executive Officers:
Richard McHugh (4)	211,333	1.93%
Stephen M. Bianchi (5)	71,790	*
James R. Lang (6)	66,477	*
James D. Moll (7)	33,998	*
Francis E. Felber (8)	23,687	*
Michael L. Swenson (9)	9,757	*
Timothy L. Olson (10)	6,320	*
Kristina M. Bourget (11)	5,970	*
James S. Broucek (12)	31,661	*
Mark C. Oldenberg (13)	16,830	*
All directors and executive officers as a group (9 persons)	460,993	4.21%
* Denotes less than 1%

(1)
Based solely on information provided by FJ Capital Management LLC as of July 12, 2018, consists of 239,418 shares of common stock held by Financial Opportunity Fund LLC, 166,160 shares of common stock to be issued to Financial Hybrid Opportunity Fund LLC upon conversion of the Series A Preferred Stock, 387,690 shares of common stock to be issued to Financial Hybrid Opportunity SPV I LLC upon conversion of the Series A Preferred Stock, and 105,955 shares are owned directly by Mr. M. Friedman. FJ Capital Management LLC is the managing member of the Financial Opportunity Fund LLC, Financial Hybrid Opportunity Fund LLC, and Financial Hybrid Opportunity SPV I LLC (collectively, the “Financial Opportunity Funds”). Upon conversion of the Series A Preferred Stock, Mr. M. Friedman, as Managing Member of FJ Capital Management LLC, will have sole voting power over 105,955 shares, shared voting power over 793,268 shares, sole dispositive power over 105,955 shares and shared dispositive power over 793,268 shares. Mr. M. Friedman disclaims beneficial ownership of the 793,268 shares held by the Financial Opportunity Funds but may be deemed to be a beneficial owner thereof. Upon conversion of the Series A Preferred Stock, FJ Capital Management LLC will have shared voting power 793,268 shares and shared dispositive power over 793,268 shares. The address of the Financial Opportunity Funds, FJ Capital Management, LLC, and Mr. M. Friedman is 1313 Dolley Madison Blvd, Ste 306, McLean, VA 22101.

(2)
Based solely on information provided by Wellington Management Company LLP as of July 12, 2018, consists of 116,290 shares held by Bay Pond Investors USB, LLC, 394,353 shares held by Bay Pond Partners, L.P., 80,110 shares held by Ithan Creek Investors USB, LLC, 49,370 shares held by Wolf Creek Investors USB, LLC, and 77,302 shares held by Wolf Creek Partners, L.P. Wellington Management Company LLP is the investment adviser to Bay Pond Investors USB, LLC, Bay Pond Partners, L.P., Ithan Creek Investors USB, LLC, Wolf Creek Investors USB, LLC and Wolf Creek Partners, L.P. (collectively, the “Wellington Funds”). Wellington Management Company LLP is an investment adviser registered under the Investment Advisers Act of 1940, as amended, and is an indirect subsidiary of Wellington Management Group LLP. Wellington Management Company LLP and Wellington Management Group LLP may each be deemed to share beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of the shares held by the Wellington Funds. The business address of the entity named in the table is c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts 02210. The business address of Wellington Management Company LLP and Wellington Management Group LLP is 280 Congress Street, Boston, Massachusetts 02210.

(3)
Based solely on information provided by Maltese Capital Management LLC as of July 12, 2018, consists of 22,000 shares held by Malta Hedge Fund, L.P., 256,610 shares held by Malta Hedge Fund II, L.P., 160,000 shares held by Malta Offshore, Ltd. and 146,000 shares held by Malta Market Neutral Master Fund, Ltd. Maltese Capital Management LLC is the investment manager of each of Malta Hedge Fund, L.P., Malta Hedge Fund II, L.P., Malta Offshore, Ltd. and Malta Market Neutral Master Fund, Ltd. (collectively, the “Malta Funds”). Terry Maltese is the managing member of Maltese Capital Management LLC. In such capacities, each of Maltese Capital Management LLC and Mr. Maltese may be deemed to have voting and dispositive power over the shares held by the Malta Funds. Each of Maltese Capital Management LLC and Mr. Maltese disclaims beneficial ownership of these shares except to the extent of its pecuniary interest therein. The address of the Malta Funds is c/o Maltese Capital Management, LLC, 150 East 52nd Street, 30th Floor, New York, NY 10022.

(4)
Consists of 34,596 shares of our common stock held by Mr. McHugh’s spouse, of which 321 shares are held by his spouse as custodian for her grandchildren (Mr. McHugh disclaims beneficial ownership of the shares held by his spouse except to the extent of his pecuniary interest therein), 162,497  shares of our common stock owned directly by Mr. McHugh and 14,240 shares of our common stock subject to stock options, which are currently exercisable or are exercisable within 60 days.

(5)
Consists of 31,709 shares of our common stock owned directly by Mr. Bianchi, 32,081shares held in his self-directed IRA and 8,000 shares of our common stock subject to stock options, which are currently exercisable or are exercisable within 60 days.

(6)
Consists of 2,307 shares of our common stock owned directly by Mr. Lang, 57,690 shares held in his self-directed IRAs, 2,500 shares held by the Leah Delaney Karge Trust, pursuant to which Mr. Lang serves as trustee and has investment discretion and 3,980 shares held by the James & Patricia Lang Grandchildren Education Trust UAD 01/01/2002, pursuant to which Mr. Lang serves as investment manager and has investment discretion over such shares. Mr. Lang disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(7)	Consists of 24,374 shares of our common stock owned directly by Mr. Moll and 9,624 shares held in his self-directed IRA.

(8)
Consists of 3,307 shares of our common stock owned directly by Mr. Felber, 12,690 shares of our common stock held in his self-directed IRA and 7,690 shares held by AG Risk Managers Insurance Agency, LLC, of which Mr. Felber is a member and president. Mr. Felber disclaims beneficial ownership of the shares held by AG Risk Managers Insurance Agency, LLC except to the extent of his pecuniary interest therein.

(9)	Consists of 4,307 shares of our common stock owned directly by Mr. Swenson and 5,450 shares of our common stock held in his self-directed IRA.

(10)	Consists of 6,320 shares of our common stock owned directly by Mr. Olson.

(11)	Consists of 5,970 shares of our common stock owned directly by Ms. Bourget.

(12)
Consists of 4,905 shares of our common stock owned directly by Mr. Broucek, 25,156 shares of our common stock held in his self-directed IRA and 1,600 shares of our common stock subject to stock options, which are currently exercisable or are exercisable within 60 days.

(13)	Consists of 16,830 shares of our common stock owned directly by Mr. Oldenberg. On October 17, 2017, Mr. Oldenberg resigned as Chief Financial Officer.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH RELATED PERSONS
In addition to the compensation arrangements with directors and executive officers described above in the section entitled “Executive Compensation,” the following is a description of each transaction since October 1, 2017 and each currently proposed transaction in which (i) we have been or are to be a participant, (ii) the amount involved exceeded or will exceed $120,000 and (iii) any of our directors, nominees for director, executive officers, holders of more than 5% of our common stock, or any member of their immediate families or person sharing their household had or will have a direct or indirect material interest.
The Bank has a written policy of granting loans to officers and directors. Loans to directors and executive officers are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Citizens, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features.
Director Independence
Information required by this Item is included in Item 10, “Directors,” “Corporate Governance Matters - Director Independence” and “Directors’ Meetings and Committees”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table summarizes the fees we were billed for audit and non-audit services rendered by our independent registered public accounting firm, Baker Tilly Virchow Krause, LLP, during fiscal years 2018 and 2017.

Service Type	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017
Audit Fees (1)	$298,800	$189,940
Audit Related Fees (2)	4,150	141,750
Total Fees Billed	$302,950	$331,690

(1)
Consists of fees incurred in connection with the integrated audit of our annual consolidated financial statements and audit of internal controls over financial reporting and the review of the interim consolidated financial statements included in our quarterly reports filed with the Securities and Exchange Commission, consents issued in connection with filing of Form S-8 and Form S-3, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission and administrative and out of pocket expenses.

(2)	Consists of fees incurred in connection with audit procedures related to the WFC acquisition (2017) and audit procedures related to HUD requirements (2018).
The Audit Committee of our Board of Directors considered that the provision of the services and the payment of the fees described above are compatible with maintaining the independence of Baker Tilly Virchow Krause, LLP.
The Audit Committee is responsible for reviewing and pre-approving any non-audit services to be performed by our independent registered public accounting firm. The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy. The Audit Committee reviews and, if appropriate, approves non-audit service engagements in accordance with the terms of such policy, taking into account the proposed scope of the non-audit services, the proposed fees for the non-audit services, whether the non- audit services are permissible under applicable law or regulation and the likely impact of the non-audit services on the independence of the independent registered public accounting firm.
Each new engagement of our independent auditors to perform non-audit services set forth in the table above has been approved in advance by the Audit Committee pursuant to the foregoing procedures.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:
Report of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP)
Consolidated Balance Sheets as of September 30, 2018 and 2017
Consolidated Statements of Operations for the Years Ended September 30, 2018 and 2017
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended September 30, 2018 and 2017

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

2.3
Stock Purchase Agreement between Citizens Community Bancorp, Inc. United Bank and United Bancorporation, dated June 20, 2018 (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

2.4	First Amendment to Stock Purchase Agreement by and among Citizens Community Bancorp, Inc., United Bank and United Bancorporation, dated August 13, 2018.
2.5
Second Amendment to Stock Purchase Agreement by and among Citizens Community Bancorp, Inc., United Bank and United Bancorporation, dated October 19, 2018 (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed on October 22, 2018 (File No. 001-33003)).

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

3.3
Articles Supplementary with respect to the Series A Preferred Stock of Citizens Community Bancorp, Inc. (incorporated by reference to Exhibit 3.1to the Company's Current Report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

3.4
Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on June 30, 2006 (File No. 333-135527) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference.)

3.5	Amendment to the Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated December 20, 2013, filed on December 26, 2013 (file No. 001-33003)).
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

10.21+
Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A. and James S. Broucek, effective as of October 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 18, 2017 (File No. 001-33003)).

10.22+
Separation Agreement by and between Citizens Community Federal, N.A. and Mark C. Oldenberg, dated October 17, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on October 18, 2017 (File No. 001-33003)).

10.23+
Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on March 30, 2018 (File No. 333-224042)).

10.24+	Form of Restricted Stock Agreement under the Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan.
10.25+	Form of Director Restricted Stock Agreement under the Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan.
10.26+	Citizens Community Bancorp, Inc. 2018 Long Term Incentive Plan under the Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan.
10.27+	Form of Citizens Community Bancorp, Inc. 2018 Long Term Incentive Plan Award Agreement.
10.28
Securities Purchase Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.29
Registration Rights Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.30
Business Credit Agreement, dated August 1, 2018, by and between Citizens Community Bancorp, Inc., and Chippewa Valley Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on August 6, 2018 (File No. 001-33003)).

10.31
Business Note, dated August 1, 2018, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on August 6, 2018 (File No. 001-33003)).

10.32
Collateral Pledge Agreement, dated August 1, 2018, by Citizens Community Bancorp, Inc. in favor of Chippewa Valley Bank (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on August 6, 2018 (File No. 001-33003)).

21	Subsidiaries of the Company as of September 30, 2018 (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP) (filed herewith).
31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer (filed herewith).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: December 10, 2018	By:	/s/ James S. Broucek
James S. Broucek
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 10, 2018	By:	/s/ Stephen M. Bianchi
Steven M. Bianchi President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: December 10, 2018	By:	/s/ Richard McHugh
Richard McHugh Lead Director

Date: December 10, 2018	By:	/s/ Michael L. Swenson
Michael L. Swenson Director

Date: December 10, 2018	By:	/s/ James R. Lang
James R. Lang Director

Date: December 10, 2018	By:	/s/ Francis E. Felber
Francis E. Felber Director

Date: December 10, 2018	By:	/s/ James D. Moll
James D. Moll Director

Date: December 10, 2018	By:	/s/ Kristina M. Bourget
Kristina M. Bourget Director

Date: December 10, 2018	By:	/s/ Timothy L. Olson
Timothy L. Olson Director

Date: December 10, 2018	By:	/s/ James S. Broucek
James S. Broucek Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)