Form 10-KT
period 2018-12-31
Citizens Community Bancorp Inc.
filed 2019-03-08
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended _______
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2018 to December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price as of June 30, 2018, was approximately $79.0 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At March 8, 2019 there were 10,990,991 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-K
December 31, 2018

As used in this report, the terms “we,” “us,” “our,” “Citizens Community Bancorp” and the “Company” mean Citizens Community Bancorp, Inc. and its wholly owned subsidiary, Citizens Community Federal N.A., unless the context indicates another meaning. As used in this report, the term “Bank” means our wholly owned subsidiary, Citizens Community Federal N.A.
Explanatory Note Regarding this Transition Report
On September 25, 2018, the Board of Directors of the Company adopted a resolution to change the Company’s fiscal year end from September 30 to December 31, commencing December 31, 2018. In addition, on September 25, 2018, the Board of Directors of the Bank, also adopted resolutions to amend the Bank’s bylaws to change the Bank’s fiscal year end from September 30 to December 31, commencing December 31, 2018. The transition period for this Transition Report on Form 10-K is for the three months ended December 31, 2018 (which we sometimes refer to in this Transition Report as the "transition period").
In this Transition Report, our fiscal years are identified according to the calendar year in which they historically ended (e.g., the fiscal years ended September 30, 2018 is referred to as "fiscal 2018," September 30, 2017 is referred to as "fiscal 2017", as if we had not changed our fiscal year to a calendar year on September 25, 2018 (effective December 31, 2018).
Forward-Looking Statements
Certain matters discussed in this Transition Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company intends that these forward-looking statements be covered by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” or the negative of those terms or other words of similar meaning.  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are inherently subject to many uncertainties in the Company’s operations and business environment.
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:

•	conditions in the financial markets and economic conditions generally;

•	the possibility of a deterioration in the residential real estate markets;

•	interest rate risk;

•	lending risk;

•	the sufficiency of loan allowances;

•	changes in the fair value or ratings downgrades of our securities;

•	competitive pressures among depository and other financial institutions;

•	our ability to realize the benefits of net deferred tax assets;

•	our ability to maintain or increase our market share;

•	acts of terrorism and political or military actions by the United States or other governments;

•	legislative or regulatory changes or actions, or significant litigation, adversely affecting the Company or Bank;

•	increases in FDIC insurance premiums or special assessments by the FDIC;

•	disintermediation risk;

•	our inability to obtain needed liquidity;

•	risks related to the success of the F&M Merger and integration of F&M into the Company’s operations;

•	the risk that the F&M Merger may be more difficult, costly or time consuming or that the expected benefits are not realized;

•	the risk that the combined company may be unable to retain the Company and/or F&M personnel successfully after the F&M Merger is completed;

•	the risk that regulatory approvals needed effect the F&M Merger may not be received, may take longer than expected or may impose unanticipated conditions;

•	the possibility that the F&M Merger Agreement may be terminated in accordance with its terms and may not be completed in the anticipated timeframe or at all;

•	the risk that if the F&M Merger were not completed it could negatively impact the stock price and the future business and financial results of the Company;

•	the transaction and merger-related costs in connection with the F&M Merger;

•	litigation relating to the F&M Merger, which could require the Company and F&M to incur significant costs and suffer management distraction, as well as delay and/or enjoin the F&M Merger;

•	our ability to successfully execute our acquisition growth strategy;

•	risks posed by acquisitions and other expansion opportunities, including difficulties and delays in integrating the acquired business operations or fully realizing the cost savings and other benefits;

•	our ability to raise capital needed to fund growth or meet regulatory requirements;

•	the possibility that our internal controls and procedures could fail or be circumvented;

•	our ability to attract and retain key personnel;

•	our ability to keep pace with technological change;

•	cybersecurity risks;

•	changes in federal or state tax laws;

•	changes in accounting principles, policies or guidelines and their impact on financial performance;

•	restrictions on our ability to pay dividends; and

•	the potential volatility of our stock price.

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

PART 1
ITEM 1. BUSINESS
General
Citizens Community Bancorp, Inc. (the "Company") is a Maryland corporation organized in 2004. The Company is a bank holding company and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and by the Federal Reserve Bank. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal N.A. (the "Bank"), and providing commercial, agricultural and consumer banking activities through the Bank. At December 31, 2018, we had approximately $1.3 billion in total assets, $1.0 billion in deposits, and $138 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share, per share and capital ratio amounts, are stated in thousands.
Citizens Community Federal N.A.
The Bank is a federally chartered National Bank serving customers in Wisconsin and Minnesota through 26 full-service branch locations, along with one branch in Michigan for which the Company has a signed agreement to sell, as of December 31, 2018. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one-to-four family residential mortgages, as well as expanded services through Wells Insurance Agency, Inc..
Acquisitions
On January 21, 2019, the Company and F&M Merger Sub, Inc., a newly formed Minnesota corporation and wholly-owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (the “F&M Merger Agreement”) with F. & M. Bancorp. of Tomah, Inc., a Wisconsin corporation ("F&M"), whereby the Company will acquire F&M and its wholly owned subsidiary, Farmers & Merchants Bank (“F&M Bank”), in a cash and stock transaction. Under the F&M Merger Agreement, Merger Sub will merge with and into F&M, with F&M continuing as the surviving entity (the “F&M Merger”), and, immediately thereafter, F&M will merge with and into the Company, with the Company continuing as the surviving entity. Immediately following the closing of the F&M Merger, F&M Bank will merge with and into the Bank, with the Bank surviving the bank merger. In the F&M Merger, F&M shareholders will receive for each share of F&M common stock consideration of (i) a pro rata portion of the aggregate cash consideration of approximately $18.2 million based on the number of shares of F&M common stock, subject to adjustment as provided in the F&M Merger Agreement, and (ii) 1.335 shares of the Company’s common stock, subject to a pricing collar adjustment in certain circumstances based on the price of the Company’s common stock at the effective time as provided in the F&M Merger Agreement. The transaction is subject to approval by F&M shareholders, regulatory approval and satisfaction of other customary closing conditions and is expected to be completed in the second quarter of 2019. See Note 19, "Subsequent Events" for additional information.
On December 3, 2018, the Bank entered into a Purchase and Assumption Agreement with Lake Michigan Credit Union providing for the sale of the Bank's one branch located in Rochester Hills, MI. The purchase of the branch is subject to regulatory approval and satisfaction of customary closing conditions and is expected to be completed in the second quarter of 2019.
On October 19, 2018, the Company completed its previously announced acquisition (the “Acquisition”) of United Bank for a total cash consideration of approximately $51.1 million, subject to certain post-closing purchase price adjustments and future indemnity claims. In connection with the acquisition, the Company merged United Bank with and into the Bank, with the Bank surviving the merger.
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
Internet Website
We maintain a website at www.ccf.us. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements for our annual stockholders’ meetings and amendments to those reports or documents, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Transition Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.
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
Our total gross outstanding loans, before net deferred loan costs and unamortized discounts on acquired loans, as of December 31, 2018, were $999,433, consisting of $536,065 in commercial agricultural real estate loans, $148,754 in commercial/agricultural non-real estate loans, $222,809 in residential real estate loans and $91,805 in consumer non-real estate loans. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis” for further analysis of our loan portfolio.
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
Deposits. We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2018, our total deposits were $1,007,512 including interest bearing deposits of $852,107 and non-interest bearing deposits of $155,405.
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
Section 201 of the EGRRCPA requires the Federal banking agencies to promulgate a rule establishing a new “Community Bank Leverage Ratio” of 8%-10% for depository institutions and depository institution holding companies, including banks and bank holding companies, with less than $10 billion in total consolidated assets. If such a depository institution or holding company maintains tangible equity in excess of this leverage ratio, it would be deemed to be in compliance with (1) the leverage and risk-based capital requirements promulgated by the Federal banking agencies; (2) in the case of a depository institution, the capital ratio requirements to be considered “well capitalized” under the Federal banking agencies’ “prompt corrective action” regime; and (3) “any other capital or leverage requirements” to which the depository institution or holding company is subject, in each case unless the appropriate Federal banking agency determines otherwise based on the particular institution’s risk profile. In carrying out these requirements, the Federal banking agencies are required to consult with State banking regulators and notify the applicable State banking regulator of any qualifying community bank that exceeds or no longer exceeds the Community Bank Leverage Ratio.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago based on activity and membership requirements. As of December 31, 2018, the Bank had $5,558 in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock.
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
Employees
At March 4, 2019, we had 238 full-time employees and 265 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.

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
Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At December 31, 2018, $146,725 of our securities, were classified as available for sale and $4,850 were classified as held to maturity. The estimated fair value of our available for sale securities portfolio may increase or decrease depending on market conditions. Our available for sale securities portfolio is comprised of fixed-rate, and to a lessor extent, floating rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our available for sale securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.
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
The success of the F&M Merger and integration of F&M into the Company’s operations will depend on a number of uncertain factors. The success of the F&M Merger will depend on a number of factors, including, without limitation:
•the Company’s ability to integrate F&M Bank operations into the Bank’s current operations;
•the Company’s ability to limit the outflow of deposits held by its new customers in the acquired branch offices and to successfully retain and manage loans acquired in the F&M Merger;
•the Company’s ability to control the incremental non-interest expenses from the acquired branch offices; and
•the Company’s ability to retain and attract the appropriate personnel to staff the acquired branch offices.
Integrating the acquired operations will be a significant undertaking, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. No assurance can be given that the Company will be able to integrate the acquired operations successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the F&M Merger. The Company may also encounter unexpected difficulties or costs during the integration that could adversely affect its earnings and financial condition. Additionally, no assurance can be given that the operation of the acquired branches will not adversely affect the Company’s existing profitability, that the Company will be able to achieve results in the future similar to those achieved by its existing banking business, or that the Company will be able to manage any growth resulting from the F&M Merger effectively.
Combining the Company and F&M may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the F&M Merger may not be realized. The Company and F&M have operated and, until the completion of the F&M Merger, will continue to operate, independently. The success of the F&M Merger, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the Company and F&M in a manner that permits growth opportunities, and does not materially disrupt existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses, or inconsistencies in standards, controls, procedures, and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the F&M Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process and attendant systems conversion, the anticipated benefits of the F&M Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Company and/or F&M to lose customers or cause customers to remove their accounts from the Company and/or F&M and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and F&M during this transition period and for an undetermined period after completion of the F&M Merger on the combined company. In addition, the actual cost savings of the F&M Merger could be less than anticipated.
The combined company may be unable to retain the Company and/or F&M personnel successfully after the F&M Merger is completed. The success of the F&M Merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by the Company and F&M. It is possible that these employees may decide not to remain with the Company or F&M, as applicable, while the F&M Merger is pending or with the combined company after the F&M Merger is completed. If key employees terminate their employment, or if an insufficient number of employees is retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating F&M to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, the Company and F&M may not be able to locate suitable replacements for any key employees who leave either company, or to offer employment to potential replacements on reasonable terms.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the F&M Merger. Before the F&M Merger and the bank merger may be completed, various approvals must be obtained from bank regulatory and other governmental authorities. The requisite approvals of the Wisconsin Department of Financial Institutions, the OCC and the Federal Reserve have not been obtained. In determining whether to grant these approvals, the regulatory authorities consider a variety of factors, including the regulatory standing of each party, the effect of the F&M Merger on competition within their relevant jurisdiction and other factors. The Company cannot provide any assurance that any conditions, terms, obligations or restrictions imposed by regulators will not result in the delay or abandonment of the F&M Merger. Additionally, the completion of the F&M Merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency that would prohibit or make illegal the completion of the F&M Merger or the bank merger.
The F&M Merger Agreement may be terminated in accordance with its terms and the F&M Merger may not be completed in the anticipated timeframe or at all. The F&M Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the F&M Merger. Those conditions include: the approval of the F&M Merger by the F&M shareholders, the receipt of all required regulatory approvals and expiration or termination of all statutory waiting periods in respect thereof, absence of any order prohibiting completion of the F&M Merger, the absence of any event, change or development between the date of signing the F&M Merger Agreement and completion of the F&M Merger that could have a material adverse effect on F&M or the Company, the accuracy of representations and warranties under the F&M Merger Agreement (subject to the materiality standards set forth in the F&M Merger Agreement), and the Company’s and F&M’s performance of their respective obligations under the F&M Merger Agreement in all material respects. These conditions to the closing of the F&M Merger may not be fulfilled in a timely manner or at all and, accordingly, the F&M Merger may be delayed or may not be completed.
In addition, if the F&M Merger is not completed by October 31, 2019, either the Company or F&M may choose not to proceed with the F&M Merger, and the parties can mutually decide to terminate the F&M Merger Agreement at any time, before or after shareholder approval. In addition, the Company and F&M may elect to terminate the F&M Merger Agreement in certain other circumstances.

Failure to complete the F&M Merger could negatively impact the stock price and the future business and financial results of the Company. If the F&M Merger is not completed for any reason, including as a result of F&M shareholders declining to approve the F&M Merger, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed the F&M Merger, the Company would be subject to a number of risks, including the following:
•the Company may experience negative reactions from the financial markets, including negative impacts on its stock price (to the extent that the current market price reflects a market assumption that the F&M Merger will be completed);
•the Company may experience negative reactions from its customers, vendors and employees;
•the Company will have incurred substantial expenses and will be required to pay certain costs relating to the F&M Merger, whether or not the F&M Merger is completed; and
•matters relating to the F&M Merger (including integration planning) will require substantial commitments of time and resources by the Company’s management, which would otherwise have been devoted to other opportunities that may have been beneficial to the Company as an independent company.
In addition to the above risks, if the F&M Merger Agreement is terminated and the Company board seeks another merger or business combination, the Company’s stockholders cannot be certain that the Company will be able to find a party willing to enter into such an arrangement.
The Company will incur significant transaction and merger-related costs in connection with the F&M Merger. The Company has incurred, and expects to continue to incur, a number of non-recurring costs associated with completing the F&M Merger, combining the operations of the two companies and achieving the desired synergies. These fees and costs have been, and will continue to be, significant. The Company will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Other significant non-recurring transaction costs related to the F&M Merger include, but are not limited to, fees paid to legal, financial and accounting advisors, as well as the costs and expenses of filing, printing and mailing the proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the F&M Merger. The Company continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the F&M Merger and the integration of the two companies’ businesses. Although the Company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow the Company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
Litigation relating to the F&M Merger could require the Company and F&M to incur significant costs and suffer management distraction, as well as delay and/or enjoin the Merger. Lawsuits may be filed that challenge the proposed transaction. If any cases are not resolved, these lawsuits could prevent or delay completion of the F&M Merger and result in significant costs to F&M and the Company, including costs associated with the indemnification of directors and officers. The defense or settlement of any lawsuit or claim that remains unresolved at the time the F&M Merger is completed may adversely affect the Company’s business, financial condition and results of operations.
Our growth strategy includes selectively acquiring businesses through acquisitions of other banks, and our ability to consummate these acquisitions on economically advantageous terms acceptable to us in the future is unknown. Our growth strategy includes acquisitions of other banks that serve customers or markets we find desirable, including the acquisitions of Community Bank of Northern Wisconsin, WFC and United Bank over the last three years and the proposed acquisition of F&M. The market for acquisitions remains highly competitive, and we may be unable to find satisfactory acquisition candidates in the future that fit our acquisition and growth strategy. This competition could increase prices for potential acquisitions that we believe are attractive. Any such acquisitions could be funded through cash from operations, the issuance of equity and/or the incurrence of additional indebtedness, which amount may be material, or a combination thereof. Any acquisition could be dilutive to our earnings and stockholders' equity per share of our common stock. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. To the extent that we are unable to find suitable acquisition candidates, an important component of our growth strategy may be lost.
Acquisition and expansion activities may disrupt our business, dilute existing stockholders and adversely affect our operating results. We recently acquired United Bank in October 2018. We acquired WFC in August 2017 and Community Bank of Northern Wisconsin ("CBN") in May 2016. On January 21, 2019, the Company and Merger Sub entered into an Agreement and Plan of Merger with F&M. The F&M Merger is expected to close during the second calendar quarter of 2019. We intend to continue to evaluate potential acquisitions and expansion opportunities in the normal course of our business. Although the integration of WFC and CBN have been successfully completed and the integration of United Bank into our operations is proceeding well, we cannot assure you that we will be able to adequately or profitably manage the F&M Merger or any such future acquisitions. Acquiring other banks or financial service companies, such as F&M, as well as other geographic and product expansion activities, involve various risks including:
•risks of unknown or contingent liabilities;
•unanticipated costs and delays;
•risks that acquired new businesses do not perform consistent with our growth and profitability
•expectations;
•risks of entering new markets or product areas where we have limited experience;
•risks that growth will strain our infrastructure, staff, internal controls and management, which may
•require additional personnel, time and expenditures;
•exposure to potential asset quality issues with acquired institutions;
•difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and
•start-up delays and costs of other expansion activities;
•potential disruptions to our business;
•possible loss of key employees and customers of acquired institutions;
•potential short-term decreases in profitability; and
•diversion of our management’s time and attention from our existing operations and business.
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
Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 10,511,208 shares of our common stock held by nonaffiliates as of March 8, 2019. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases its main administrative offices located at 2174 EastRidge Center, Eau Claire, WI 54701. At December 31, 2018, the Bank had a total of 27 full-service branch offices located in the Wisconsin cities of Altoona, Barron, Chippewa Falls, Eau Claire (2), Eleva, Ellsworth, Ettrick, Ladysmith, Mondovi, Osseo, Rice Lake (2), Spooner and Strum, the Minnesota cities of Albert Lea, Blue Earth, Fairmont, Faribault, Mankato, Minnesota Lake, Oakdale, Red Wing, St. James, St. Peter and Wells, and Rochester Hills, Michigan. Of these, the Bank owns 17 and leases the remaining 10 branch offices. Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs. For more information on our properties and equipment, see Note 6, Office Properties and Equipment of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information on our leases, see Note 11, Commitments and Contingencies of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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
We had approximately 514 stockholders of record at March 8, 2019. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
Dividends
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
Purchases of Equity Securities by the Issuer
The table below shows the shares withheld from employees to satisfy tax withholding obligations during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	595	$13.00	—	—
November 1, 2018 - November 30, 2018	—	$—	—	—
December 1, 2018 - December 31, 2018	—	$—	—	—
Total	595	$13.00	—	—

(1) Represents shares of common stock withheld from employees to satisfy tax withholding obligations associated with the vesting of restricted stock awards.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected historical financial and other data of the Company for the years and at the dates indicated. The information at December 31, 2018, September 30, 2018 and September 30, 2017 and for the three months ended December 31, 2018, and the years ended September 30, 2018 and 2017 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of the Company that appear in this Transition Report on Form 10-K. The information at September 30, 2016, 2015 and 2014 and the years ended September 30, 2016, 2015 and 2014 is derived in part from audited financial statements that do not appear in this Transition Report on Form 10-K. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8., “Financial Statements and Supplementary Data” included in this Form 10-K. See discussion of the Company’s acquisitions in Item 1., “Business”, in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 2. “Acquisition” in the consolidated financial statements.

	Transition Period ended December 31,	Transition Period ended December 31,
	2018	2017
Selected Results of Operations Data:
Interest income	$13,047	$9,412
Interest expense	3,007	1,885
Net interest income	10,040	7,527
Provision for loan losses	950	100
Net interest income after provision for loan losses	9,090	7,427
Fees and service charges	1,790	1,236
Other non-interest income	736	703
Non-interest income	2,526	1,939
Non-interest expense	9,794	7,143
Income before provision for income taxes	1,822	2,223
Income tax provision	561	883
Net income	$1,261	$1,340
Per Share Data: (1)
Net income per share (basic) (1)	$0.12	$0.23
Net income per share (diluted) (1)	$0.12	$0.23
Cash dividends per common share	$—	$—
Book value per share at end of period	$12.62	$12.65
Tangible book value per share at end of period	$9.03	$9.98

CITIZENS COMMUNITY BANCORP, INC.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
	Transition Period ended December 31,	Transition Period ended December 31,
	2018	2017
Selected Financial Condition Data:
Total assets	1,287,924	943,032
Investment securities	151,575	101,775
Total loans, net of deferred costs (fees)	992,556	730,918
Total deposits	1,007,512	741,069
Short-term FHLB borrowings	98,813	94,000
Other FHLB borrowings	11,000	—
Other borrowings	24,647	29,899
Total shareholders’ equity	138,187	74,454
Weighted average basic common shares outstanding	10,942,920	5,884,933
Weighted average diluted common shares outstanding	10,967,386	5,920,899
Performance Ratios:
Return on average assets	0.42%	0.56%
Return on average total shareholders’ equity	3.65%	7.19%
Net interest margin (2)	3.56%	3.42%
Net interest spread (2)
Average during period	3.32%	3.31%
End of period	3.68%	3.58%
Net overhead ratio (3)	2.44%
Average loan-to-average deposit ratio	94.99%	98.84%
Average interest bearing assets to average interest bearing liabilities	122.68%	112.61%
Efficiency ratio (4)	77.94%	75.46%
Asset Quality Ratios:
Non-performing loans to total loans (5)	0.82%	0.98%
Allowance for loan losses to:
Total loans (net of unearned income)	0.77%	0.80%
Non-performing loans	93.99%	82.21%
Net charge-offs to average loans	0.04%	0.10%
Non-performing assets to total assets	0.83%	1.50%
Capital Ratios:
Shareholders’ equity to assets (6)	10.73%	7.90%
Average equity to average assets (6)	11.52%	7.85%
Tier 1 capital (leverage ratio) (7)	9.7%	9.2%
Total risk-based capital (7)	12.7%	13.3%

CITIZENS COMMUNITY BANCORP, INC.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
	Years ended September 30, (dollars in thousands, except per share data)
	2018	2017	2016	2015	2014
Selected Results of Operations Data:
Interest income	38,896	$27,878	$25,084	$23,004	$24,033
Interest expense	8,593	5,610	5,007	4,438	4,275
Net interest income	30,303	22,268	20,077	18,566	19,758
Provision for loan losses	1,300	319	75	656	1,910
Net interest income after provision for loan losses	29,003	21,949	20,002	17,910	17,848
Fees and service charges	4,635	2,937	2,923	3,006	2,868
Net (loss) gain on sale of available for sale securities	(17)	111	63	60	(168)
Other non-interest income	2,752	1,703	929	847	794
Non-interest income	7,370	4,751	3,915	3,913	3,416
Non-interest expense	29,764	22,878	20,058	17,403	17,224
Income before provision for income taxes	6,609	3,822	3,859	4,420	4,040
Income tax provision	2,326	1,323	1,286	1,614	1,530
Net income	$4,283	$2,499	$2,573	$2,806	$2,510
Per Share Data: (1)
Net income per share (basic) (1)	$0.72	$0.47	$0.49	$0.54	$0.49
Net income per share (diluted) (1)	$0.58	$0.46	$0.49	$0.54	$0.48
Cash dividends per common share	$0.20	$0.16	$0.12	$0.08	$—
Book value per share at end of period	$12.45	$12.48	$12.27	$11.74	$11.23
Tangible book value per share at end of period	$11.05	$9.78	$11.22	$11.72	$11.20

CITIZENS COMMUNITY BANCORP, INC.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
	Years ended September 30, (dollars in thousands, except per share data)
	2018	2017	2016	2015	2014
Selected Financial Condition Data:
Total assets	975,409	940,664	695,865	580,148	$569,815
Investment securities	123,101	101,336	86,792	87,933	70,974
Total loans, net of deferred costs (fees)	759,247	732,995	574,439	450,510	470,366
Total deposits	746,529	742,504	557,677	456,298	449,767
Short-term FHLB borrowings	63,000	90,000	45,461	33,600	20,000
Other FHLB borrowings	—	—	13,830	25,291	38,891
Other borrowings	24,619	30,319	11,000	—	—
Total shareholders’ equity	135,847	73,483	64,544	61,454	58,019
Weighted average basic common shares outstanding	5,943,891	5,361,843	5,241,458	5,208,708	5,163,373
Weighted average diluted common shares outstanding	7,335,247	5,378,360	5,257,304	5,239,942	5,196,706
Performance Ratios:
Return on average assets	0.45%	0.34%	0.40%	0.49%	0.45%
Return on average total shareholders’ equity	4.35%	3.76%	4.08%	4.70%	4.47%
Net interest margin (2)	3.42%	3.31%	3.27%	3.36%	3.61%
Net interest spread (2)
Average during period	3.27%	3.19%	3.15%	3.24%	3.54%
End of period	3.37%	3.47%	3.31%	3.15%	3.58%
Net overhead ratio (3)	2.35%	2.48%	2.39%	2.35%	2.46%
Average loan-to-average deposit ratio	99.52%	100.87%	101.08%	101.63%	101.57%
Average interest bearing assets to average interest bearing liabilities	114.92%	114.96%	114.38%	114.15%	109.35%
Efficiency ratio (4)	79.01%	84.67%	83.60%	77.42%	74.08%
Asset Quality Ratios:
Non-performing loans to total loans (5)	1.10%	1.10%	0.62%	0.27%	0.34%
Allowance for loan losses to:
Total loans (net of unearned income)	0.89%	0.81%	1.06%	1.44%	1.38%
Non-performing loans	81.04%	73.90%	169.92%	532.02%	410.47%
Net charge-offs to average loans	0.07%	0.07%	0.10%	0.14%	0.35%
Non-performing assets to total assets	1.14%	1.49%	0.62%	0.37%	0.46%
Capital Ratios:
Shareholders’ equity to assets (6)	13.93%	7.81%	9.28%	10.59%	10.18%
Average equity to average assets (6)	10.32%	9.09%	9.87%	10.39%	9.98%
Tier 1 capital (leverage ratio) (7)	9.2%	9.2%	9.3%	10.6%	10.1%
Total risk-based capital (7)	13.1%	13.2%	14.1%	16.8%	16.3%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our results of operations for the transition period ended December 31, 2018 and the comparable quarter period ended December 31, 2017 and the fiscal years ended September 30, 2018 and 2017, respectively, and our financial position as of December 31, 2018, September 30, 2018 and September 30, 2017, respectively. The MD&A should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this Transition Report on Form 10-K for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended September 30, 2018 and 2017.
Historically, our fiscal years ended on September 30. On September 25, 2018, the Board of Directors of the Company adopted a resolution to change the Company’s fiscal year end from September 30 to December 31. This transition period began October 1, 2018 and ended December 31, 2018. In addition, on September 25, 2018, the Board of Directors of the Bank, also adopted resolutions to amend the Bank’s bylaws to change the Bank’s fiscal year end from September 30 to December 31, commencing December 31, 2018. The transition period for this Transition Report on Form 10-K is for the three months ended December 31, 2018 (which we sometimes refer to in the Transition Report as the "transition period").
PERFORMANCE SUMMARY
The following is a brief summary of some of the significant factors that affected our operating results for the three months ended December 31, 2018. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
On October 19, 2018, the Company completed its previously announced acquisition (the “Acquisition”) of United Bank, which enhanced the composition of core community banking loans and increased our market presence in Eau Claire and the Chippewa Valley markets. In connection with the acquisition, the Company merged United Bank with and into the Bank, with the Bank surviving the merger. See Note 2, "Acquisition" for additional information.
We reported net income of $1,261 for the three months ended December 31, 2018, compared to net income of $1,340 for the three months ended December 31, 2017. Diluted earnings per share were $0.12 for the three months ended December 31, 2018 compared to $0.23 for the three months ended December 31, 2017. The quarter ended December 31, 2018 reflects approximately 80% of the historical net income run rate of United Bank, transaction expenses related to the acquisition of $1,057, costs related to the change in the Company's fiscal year-end of $135 and a strong organic loan growth. In addition, our share count increased to the issuance of mandatorily convertible preferred stock, which was converted in common stock as September 28, 2018 after the approval of this conversion by our shareholders. Return on average assets for the three months ended December 31, 2018 was 0.42%, compared to 0.56% for the three months ended December 31, 2017. The return on average equity was 3.65% for the three months ended December 31, 2018 and 7.19% for the comparable period in 2017.
As management continues to execute its strategy to grow certain loan portfolio segments, and reduce concentrations in certain other loan portfolio segments, primarily those with longer-term fixed rates, we view our loan portfolio as follows. The Community Banking loan portfolios reflect management’s strategy to grow its commercial banking business and consumer lending. The Legacy loan portfolios reflect management’s planned reduction strategy to sell substantially all newly originated fixed rate one to four family residential real estate loans in the secondary market, and the discontinuation of originated and purchased indirect paper loan.
On January 21, 2019, the Company and F&M Merger Sub, Inc., a newly formed Minnesota corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F. & M. Bancorp. of Tomah, Inc., a Wisconsin corporation ("F&M"). See Note 19, "Subsequent Events" for additional information.
On December 3, 2018, the Bank entered into a Purchase and Assumption Agreement with Lake Michigan Credit Union providing for the sale of the Bank's one branch located in Rochester Hills, MI. The purchase of the branch is subject to regulatory approval and satisfaction of customary closing conditions and is expected to be completed in the second quarter of 2019.

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

Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of December 31, 2018 which is related to its banking activities. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2018.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of December 31, 2018, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
The Tax Cuts and Jobs Act of 2017 ("Tax Act"), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. In the fourth quarter of fiscal 2018, based on updated information obtained in connection with the filing of our tax return and analysis of our net deferred tax asset both from the return and 2018 tax provisions, we finalized the tax analysis and recorded an additional $63 of expense, or a net increase in our tax provision for the fiscal year of $338 related to the Tax Act.
STATEMENT OF OPERATIONS ANALYSIS
Transition period ended December 31, 2018 vs. three months ended December 31, 2017 (Unaudited)
Net Interest Income. Net interest income represents the difference between the dollar amount of interest earned on interest bearing assets and the dollar amount of interest paid on interest bearing liabilities. The interest income and expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.
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
Net interest income on a tax-equivalent basis was $10,083 for the transition period ended December 31, 2018, compared to $7,580 for the transition period ended December 31, 2017. Interest income on tax exempt securities is computed on a tax equivalent basis. The net interest margin for the transition period ended December 31, 2018 was 3.56% compared to 3.42% for the transition period ended December 31, 2017. The 14 basis point increase includes the favorable impact of payoffs of acquired credit impaired loans of 8 basis points, increased accretion of 2 basis points due to United Bank and the favorable impact of United Bank, partially offset by higher borrowing costs.
Besides the additional net interest income provided from the United Bank acquisition, the Company's net interest margin benefited from $235,000 of interest income realized on the payoff of classified loans. These classified loans were related to loans acquired in a prior acquisition.
As shown in the rate/volume analysis table below, positive volume changes resulted in a $2,560 increase in net interest income for the transition period ended December 31, 2018. Average loan volume increases primarily result in the 73 day impact of the United Bank acquisition. Additionally, commercial real estate and non-real estate loan growth in the current three month period over the prior year three month period, resulted from management's strategy to continue to grow its Community Banking portfolio and allow runoff of its Legacy loan portfolio as discussed previously. The increase and changes in the composition of interest earning assets resulted in a $2,674 increase in interest income for the transition period ended December 31, 2018, and a $114 increase in interest expense due partially to acquisition of United Bank assets and liabilities. Rate changes on interest earning assets caused an increase in interest income by $961 and increased interest expense by $1,007, for a net impact of a $46 decrease in net interest income between the transition period ended December 31, 2018 and 2017.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest earning assets on a tax-equivalent basis, rates paid on interest bearing liabilities and the resultant spread at December 31, 2018 and December 31, 2017. Non-accruing loans have been included in the table as loans carrying a zero yield.
Average interest earning assets were $1,123,040 for the transition period ended December 31, 2018 compared to $879,838 for the quarter ended December 31, 2017. Average loans outstanding increased to $921,951 for the quarter ended December 31, 2018 from $733,203 for the transition period ended December 31, 2017. Interest income on loans increased $3,118, of which $2,374 related to the increase in average outstanding balances, combined with an increase in interest income due to higher yields on such loans in the amount of $744.
Average interest bearing liabilities increased $134,126 for the transition period ended December 31, 2018 from their December 31, 2017 levels. Average interest bearing deposits increased $150,890, or 22.7% to $815,838 for the transition period ended December 31, 2018. Interest expense on interest bearing deposits increased $225 during the transition period ended December 31, 2018 from the volume and mix changes and increased $704 from the impact of the rate environment, resulting in an aggregate increase of $929 in interest expense on interest bearing deposits.

	Three months ended December 31, 2018			Three months ended December 31, 2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$40,733	$195	1.90%	$30,848	$67	0.86%
Loans	921,951	11,839	5.09%	733,203	8,721	4.72%
Interest-bearing deposits	7,268	40	2.18%	7,714	32	1.65%
Investment securities (1)	145,114	861	2.47%	100,737	513	2.23%
Non-marketable equity securities, at cost	7,974	112	5.57%	7,336	79	4.27%
Total interest earning assets (1)	$1,123,040	$13,047	4.62%	$879,838	$9,412	4.27%
Average interest-bearing liabilities:
Savings accounts	$165,434	$145	0.35%	$96,230	$22	0.09%
Demand deposits	162,866	166	0.40%	146,838	90	0.24%
Money market	140,321	367	1.04%	123,459	167	0.54%
CD’s	309,428	1,329	1.70%	263,429	839	1.26%
IRA’s	37,789	124	1.30%	34,992	84	0.95%
Total deposits	$815,838	$2,131	1.04%	$664,948	$1,202	0.72%
FHLB Advances and other borrowings	99,595	876	3.49%	116,359	683	2.33%
Total interest-bearing liabilities	$915,433	$3,007	1.30%	$781,307	$1,885	0.96%
Net interest income		$10,040			$7,527
Interest rate spread			3.32%			3.31%
Net interest margin (1)			3.56%			3.42%
Average interest earning assets to average interest-bearing liabilities			1.23			1.13

(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21% and 24.5% for the three months ended December 31, 2018 and December 31, 2017, respectively. The FTE adjustment to net interest income included in the rate calculations totaled $43 and $53 for the three months ended December 31, 2018 and 2017, respectively.

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

	Three months ended December 31, 2018 v. 2017 Increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$26	$102	$128
Loans	2,374	744	3,118
Interest-bearing deposits	(2)	10	8
Investment securities	269	79	348
Non-marketable equity securities, at cost	7	26	33
Total interest earning assets	$2,674	$961	$3,635
Interest expense:
Savings accounts	$21	$102	$123
Demand deposits	11	65	76
Money market accounts	25	175	200
CD’s	161	329	490
IRA’s	7	33	40
Total deposits	225	704	929
FHLB Advances and other borrowings	(111)	303	192
Total interest bearing liabilities	114	1,007	1,121
Net interest income	$2,560	$(46)	$2,514

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio.
We recorded provisions for loan losses of $950 for the transition period ended December 31, 2018 and $100 for the quarter ended December 31, 2017, respectively, largely impacted by reflecting strong organic loan growth charge-offs, and the remix of the loan portfolio discussed earlier. Commercial lending, under our ALL methodology commercial loans have, has a higher ALLL percentage and therefore higher provision than those association with the runoff Legacy portfolio. Management believes that the provision taken for the transition period ended December 31, 2018 is adequate in view of the present condition of the Bank's loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or other factors could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See Note 1, “Nature of Business and Summary of Significant Accounting Policies - Allowance for Loan Losses” of "Notes to Consolidated Financial Statements and Supplementary Data" to this Form 10-K, for further analysis of the provision for loan losses.
Net loan charge-offs for the three months ended December 31, 2018 and 2017 were $94 and $183, respectively. Net charge-offs to average loans were 0.04% for the transition period ended December 31, 2018 and 0.10% for the transition period ended December 31, 2017.

Non-Interest Income. The following table reflects the various components of non-interest income for the transition periods ended December 31, 2018 and 2017, respectively.

	Three months ended December 31,		% Change from Prior Year
	2018	2017 (unaudited)	2018 over 2017 (unaudited)
Noninterest Income:
Service charges on deposit accounts	$619	$460	34.57%
Interchange income	336	306	9.80%
Loan servicing income	510	328	55.49%
Gain on sale of mortgage loans	388	294	31.97%
Loan fees and service charges	273	154	77.27%
Insurance commission income	162	166	(2.41)%
Other	238	231	3.03%
Total non-interest income	$2,526	$1,939	30.27%
N/M means not meaningful
The higher level of non-interest income primarily relates to the United Bank acquisition.
Non-Interest Expense. The following table reflects the various components of non-interest expense for the transition periods ended December 31, 2018 and 2017, respectively.

	Three months ended December 31,		% Change From Prior Year
	2018	2017 (unaudited)	2018 over 2017 (unaudited)
Noninterest Expense:
Compensation and related benefits	$4,946	$3,555	39.13%
Occupancy	808	705	14.61%
Office	464	438	5.94%
Data processing	993	704	41.05%
Amortization of intangible assets	325	162	100.62%
Amortization of mortgage servicing rights	175	90	94.44%
Advertising, marketing and public relations	226	149	51.68%
FDIC premium assessment	144	142	1.41%
Professional services	1,118	688	62.50%
Losses on repossessed assets, net	(30)	13	N/M
Other	625	497	25.75%
Total noninterest expense	$9,794	$7,143	37.11%
Noninterest expense (annualized) / Average assets	3.29%	3.10%
N/M means not meaningful
The higher level of non-interest expense primarily relates to the United Bank acquisition and the impact of merger activity. Merger related expenses incurred this quarter and included in the non-interest expense in the consolidated statement of operations consisted of the following: (1) $352,000 recorded in compensation and benefits, (2) $580,000 recorded in professional services and (3) $215,000 recorded in other non-interest expense. Branch closure costs incurred this quarter consisted of $9,000 recorded in professional services and $3,000 recorded in other non-interest expense in the consolidated statement of operations. Audit and financial reporting expensed, related to our year end change, consisted of $135,000 recorded in professional services in the consolidated statement of operations during the quarter ended December 31,2018.

Professional fees increased over the quarter due to engaging third-party contractors associated with the United Bank acquisition, the F. & M. Bancorp acquisition, the sale of the Michigan branch office and expenses associated with changing the fiscal year end to December 31 from September 30. The Company recognized approximately $490,000 in professional fees related to the United Bank acquisition, approximately $90,000 in professional fees for the F. & M. Bancorp acquisition, approximately $9,000 in professional fees related to the Michigan branch sale and approximately $135,000 in professional fees associated with changing the fiscal year end.
Income Taxes. Income tax provision was $561 for the transition period ended December 31, 2018, compared to $883 for the quarter ended December 31, 2017. Our effective tax rate decreased from 39.7% for the three months ended December 31, 2017 to 30.8% for the three months ended December 31, 2018. The Tax Cuts and Jobs Act of 2017 ("the Tax Act"), enacted on December 22, 2017, reduced the corporate Federal income tax rate for the Company from 24.5% for the quarter ended December 31, 2017, to 21% for the transition period ended December 31, 2018. GAAP required the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, the Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. See Income Taxes 2018 compare, to 2017 results of operations for more detail.
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
Average interest earning assets were $892,472 in 2018 compared to $682,545 in 2017. Average loans outstanding increased to $735,602 in 2018 from $568,670 in 2017. Interest income on loans increased $9,713, of which $7,958 related to the increase in average outstanding balances, in addition to by an increase in interest income due to higher yields on such loans in the amount of $1,755.
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
BALANCE SHEET ANALYSIS
Total assets were $1,287,924 at December 31, 2018 compared to $975,409 at September 30, 2018 and $940,664 at September 30, 2017. The asset growth from September 30, 2018 to December 31, 2018, included the United Bank acquisition impact, as well as strong organic loan growth of approximately $30,000 and purchases of investment securities to maintain our balance sheet liquidity ratio above 10%, the Company's target level. The increase at September 30, 2018 compared to September 30, 2017, is attributable primarily to organic loan growth, and an increase in investment securities purchases, funded by operations. Cash and cash equivalents increased from $34,494 to $45,778 at September 30, 2018 compared to December 31, 2018. Cash and cash equivalents decreased from $41,677 to $34,494 at September 30, 2018 compared to September 30, 2017, due to management increasing the yield on the Company's liquidity portfolio by moving to higher yielding investments.
Gross loans increased $236,740, or 31.0%, from $762,693 at September 30, 2018 to $999,433 at December 31, 2018, due to the United Bank acquisition and strong organic loan growth. Gross loans increased $26,080, or 3.5%, from $736,613 at September 30, 2017 to $762,693 at September 30, 2018. At December 31, 2018, total gross Community Banking portfolio loans, consisting of commercial, agricultural and consumer loans was $717,916 or 72% of total gross loans, compared to $488,396 or 64% of total gross loans at September 30, 2018 and $391,763 or 54% of total gross loans at September 30, 2017. Legacy portfolio loans, consisting of indirect paper and one-to-four family loans totaled 281,517 or 28% at December 31, 2018 compared to $274,297 or 36% of total gross loans at September 30, 2018 and $344,850 or 47% at September 30, 2017.
Loans. Total loans outstanding, net of deferred loan fees and costs, increased to $992,167 at December 31, 2018, compared to $759,247 at September 30, 2018 and $732,995 at September 30, 2017.

The following table reflects the composition, or mix, of our loan portfolio at the transition period ended December 31, 2018 and the last two completed fiscal years ended September 30, 2018 and September 30, 2017:

	December 31, 2018		September 30, 2018		September 30, 2017
	Amount	Percent	Amount	Percent	Amount	Percent
Community Banking Loan Portfolios:
Commercial/Agricultural real estate:
Commercial real estate	$357,959	36.1%	$216,703	28.6%	$159,962	21.8%
Agricultural real estate	86,015	8.7%	70,517	9.3%	68,002	9.3%
Multi-family real estate	69,400	7.0%	48,061	6.3%	26,228	3.6%
Construction and land development	22,691	2.3%	17,739	2.3%	19,708	2.7%
Commercial/Agricultural non-real estate:
Commercial non-real estate	112,427	11.3%	76,254	10.0%	55,251	7.5%
Agricultural non-real estate	36,327	3.7%	26,549	3.5%	23,873	3.3%
Residential real estate:
Purchased HELOC loans	12,883	1.3%	13,729	1.8%	18,071	2.5%
Consumer non-real estate:
Other consumer	20,214	2.0%	18,844	2.5%	20,668	2.8%
Total Community Banking Loan Portfolios	717,916	72.4%	488,396	64.3%	391,763	53.5%

Legacy Loan Portfolios:
Residential real estate:
One to four family	209,926	21.2%	196,052	25.8%	229,563	31.3%
Consumer non-real estate:
Originated indirect paper	56,585	5.7%	60,991	8.0%	85,732	11.7%
Purchased indirect paper	15,006	1.5%	17,254	2.3%	29,555	4.0%
Total Legacy Loan Portfolios	281,517	28.4%	274,297	36.1%	344,850	47.0%
Gross loans	999,433		762,693		736,613
Unearned net deferred fees and costs and loans in process	409	—%	557	0.1%	1,471	0.2%
Unamortized discount on acquired loans	(7,675)	(0.8)%	(4,003)	(0.5)%	(5,089)	(0.7)%
Total loans (net of unearned income and deferred expense)	992,167	100.0%	759,247	100.0%	732,995	100.0%
Allowance for loan losses	(7,604)		(6,748)		(5,942)
Total loans receivable, net	$984,563		$752,499		$727,053
In September 2017, the Bank purchased, on a non-recourse basis, a 90% participation in $23,977 of loans secured by second liens on certain residential real estate properties. The seller retained servicing of the purchased loans, and is paid a 40bp servicing fee, based on the outstanding balance of the purchased loans. The balance of the Bank's share of the purchased loans decreased to $12,883 at December 31, 2018 and $13,729 at September 30, 2018.

The following table sets forth, for the transition period ended December 31, 2018 and the last two fiscal years ended September 30, 2018 and September 30, 2017, fixed and adjustable rate loans in our loan portfolio:

	December 31, 2018		September 30, 2018		September 30, 2017
	Amount	Percent	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate loans:
Residential real estate	$162,656	16.4%	$165,328	21.8%	$208,949	28.5%
Commercial/Agricultural real estate	297,834	30.0%	169,692	22.4%	160,249	21.9%
Total fixed rate real estate loans	460,490	46.4%	335,020	44.2%	369,198	50.4%
Non-real estate loans:
Consumer non-real estate	91,583	9.2%	96,843	12.8%	135,955	18.5%
Commercial/Agricultural non-real estate	101,115	10.2%	73,406	9.7%	53,165	7.3%
Total fixed rate non-real estate loans	192,698	19.4%	170,249	22.4%	189,120	25.8%
Total fixed rate loans	653,188	65.8%	505,269	66.5%	558,318	76.2%
Adjustable rate loans:
Real estate:
Residential real estate	60,153	6.1%	44,453	5.9%	38,685	5.3%
Commercial/Agricultural real estate	238,231	24.0%	183,328	24.1%	113,651	15.5%
Total adjustable rate real estate loans	298,384	30.1%	227,781	30.0%	152,336	20.8%
Non-real estate loans:
Consumer non-real estate	222	—%	246	0.0%	—	0.0%
Commercial/Agricultural non-real estate	47,639	4.8%	29,397	3.9%	25,959	3.5%
Total adjustable rate non-real estate loans	47,861	4.8%	29,643	3.9%	25,959	3.5%
Total adjustable rate loans	346,245	34.9%	257,424	33.9%	178,295	24.3%
Gross loans	999,433		762,693		736,613
Unearned net deferred fees and costs and loans in process	409	—%	557	0.1%	1,471	0.2%
Unamortized discount on acquired loans	(7,675)	(0.7)%	(4,003)	(0.5)%	(5,089)	(0.7)%
Total loans (net of unearned income)	992,167	100.0%	759,247	100.0%	732,995	100.0%
Allowance for loan losses	(7,604)		(6,748)		(5,942)
Total loans receivable, net	$984,563		$752,499		$727,053
Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. At September 30, 2018, we identified two concentrations of loans; commercial real estate loans comprise 29% of our total loan portfolio, and one to four family residential real estate loans comprise 26% of our total loan portfolio.

Loan amounts and their contractual maturities at December 31, 2018 are as follows:

	Real estate				Non-real estate
	Residential real estate		Commercial/Agricultural real estate		Consumer non-real estate		Commercial/Agricultural non-real estate		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less	$22,717	4.62%	$56,473	4.93%	$2,405	7.60%	$63,985	5.61%	$145,580	5.23%
Due after one year through five years	61,296	5.18%	201,254	4.70%	37,691	5.17%	60,884	4.80%	$361,125	4.85%
Due after five years	138,796	4.95%	278,338	4.82%	51,709	5.34%	23,885	4.71%	$492,728	4.90%
	$222,809	4.98%	$536,065	4.78%	$91,805	5.33%	$148,754	5.14%	$999,433	4.93%

(1)	Includes loans having no stated maturity and overdraft loans.

Loan amounts and their contractual maturities at September 30, 2018 are as follows:

	Real estate				Non-real estate
	Residential real estate		Commercial/Agricultural real estate		Consumer non-real estate		Commercial/Agricultural non-real estate		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less	$14,520	5.19%	$35,777	4.64%	$2,525	7.84%	$50,237	5.33%	$103,059	5.13%
Due after one year through five years	67,806	5.10%	105,814	4.56%	39,644	5.15%	35,848	5.07%	249,112	4.87%
Due after five years	127,455	4.86%	211,429	4.68%	54,920	5.35%	16,718	4.64%	410,522	4.82%
	$209,781	4.96%	$353,020	4.64%	$97,089	5.33%	$102,803	5.13%	$762,693	4.88%

(1)	Includes loans having no stated maturity and overdraft loans.

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
Changes in the ALL by loan portfolio segment for the periods presented were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended December 31, 2018:
Allowance for Loan Losses:
Beginning balance, October 1, 2018	$1,035	$3,276	$664	$1,040	$282	$6,297
Charge-offs	(11)	—	(78)	—	—	(89)
Recoveries	—	—	22	—	—	22
Provision	30	700	20	200	—	950
Allowance allocation adjustment	(6)	43	13	18	(68)	—
Total Allowance on originated loans	$1,048	$4,019	$641	$1,258	$214	$7,180
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Beginning balance, October 1, 2018	$169	$168	$85	$29	$—	$451
Charge-offs	(32)	—	(1)	—	—	(33)
Recoveries	4	—	2	—	—	6
Provision	—	—	—	—	—	—
Allowance allocation adjustment	64	15	(21)	3	(61)	—
Total allowance on other acquired loans	$205	$183	$65	$32	$(61)	$424
Total allowance on acquired loans	$205	$183	$65	$32	$(61)	$424
Ending balance, December 31, 2018	$1,253	$4,202	$706	$1,290	$153	$7,604

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2018:
Allowance for Loan Losses:
Beginning balance, October 1, 2017	$1,458	$2,523	$936	$897	$128	$5,942
Charge-offs	(96)	(1)	(309)	(52)	—	(458)
Recoveries	45	—	117	12	—	174
Provision	—	755	85	230	—	1,070
Allowance allocation adjustment	(372)	(1)	(165)	(47)	154	(431)
Total Allowance on originated loans	$1,035	$3,276	$664	$1,040	$282	$6,297
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Beginning balance, October 1, 2017	$—	$—	$—	$—	$—	$—
Charge-offs	(106)	(73)	(70)	—	—	(249)
Recoveries	34	—	5	—	—	39
Provision	70	120	25	15	—	230
Allowance allocation adjustment	171	121	125	14	—	431
Total Allowance on other acquired loans	$169	$168	$85	$29	$—	$451
Total Allowance on acquired loans	$169	$168	$85	$29	$—	$451
Ending balance, September 30, 2018	$1,204	$3,444	$749	$1,069	$282	$6,748

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2017:
Allowance for Loan Losses:
Beginning balance, October 1, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Charge-offs	(233)		(389)	(9)	—	(631)
Recoveries	14	—	171	1	—	186
Provision	81	130	59	41	8	319
Allowance allocation adjustment	(443)	510	(371)	212	92	—
Total Allowance on originated loans	$1,458	$2,523	$936	$897	$128	$5,942
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, September 30, 2017	$1,458	$2,523	$936	$897	$128	$5,942
The specific credit allocation for the ALL is based on a regular analysis of all originated loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At December 31, 2018, the Company has identified impaired loans of $47,334, consisting of $8,722 TDR loans, the carrying amount of purchased credit impaired loans of $24,816 and $13,796 of substandard non-TDR loans. The $47,334 total of impaired loans includes $6,055 of performing TDR loans. At September 30, 2018, the Company identified impaired loans of $22,379, consisting of $8,418 TDR loans, $9,007 contractual balance of purchased credit impaired loans and $4,954 of substandard non-TDR loans. The $22,379 total of impaired loans includes $5,704 of performing TDR loans.

At December 31, 2018, the allowance for loan losses was $7,604 or 0.77% of our total loan portfolio, compared to $6,748, or 0.89% of our total loan portfolio at September 30, 2018 and $5,942, or 0.81% of our total loan portfolio at September 30, 2017. This level was based on our analysis of the loan portfolio risk at each of December 31, 2018, September 30, 2018 and September 30, 2017, as discussed above. This ratio is impact by the percentage of acquired loans to total loans which increased to 37% at December 31, 2018 compared to 26% at September 30, 2018 and 35% at September 30, 2017. The

Bank had $379,644 in acquired loans which were recorded at fair market value at December 31, 2018 and $197,470 in acquired loans which were recorded at fair market value at September 30, 2018.
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

The following table identifies the various components of non-performing assets as of the dates indicated below:

	December 31,	September 30,
	2018	2018	2017	2016	2015
Nonperforming assets:
Nonaccrual loans	$7,354	$7,210	$7,452	$3,191	$748
Accruing loans past due 90 days or more	736	1,117	589	380	473
Total nonperforming loans (“NPLs”)	8,090	8,327	8,041	3,571	1,221
Other real estate owned	2,522	2,749	5,962	725	838
Other collateral owned	48	19	55	52	64
Total nonperforming assets (“NPAs”)	$10,660	$11,095	$14,058	$4,348	$2,123
Troubled Debt Restructurings (“TDRs”)	$8,722	$8,418	$5,851	$3,733	$4,010
Nonaccrual TDRs	$2,667	$2,687	$621	$515	$332
Average outstanding loan balance	$921,951	$735,602	$653,717	$512,475	$460,438
Loans, end of period	$992,556	$759,247	$732,995	$574,439	$450,510
Total assets, end of period	$1,287,924	$975,409	$940,664	$695,865	$580,148
ALL, at beginning of period	$6,748	$5,942	$6,068	$6,496	$6,506
Loans charged off:
Residential real estate	(43)	(202)	(233)	(140)	(405)
Commercial/Agricultural real estate	—	(74)	—	—	—
Consumer non-real estate	(79)	(379)	(389)	(460)	(601)
Commercial/Agricultural non-real estate	—	(52)	(9)	(118)	—
Total loans charged off	(122)	(707)	(631)	(718)	(1,006)
Recoveries of loans previously charged off:
Residential real estate	4	80	14	11	69
Commercial/Agricultural real estate	—	—	—	—	—
Consumer non-real estate	24	121	171	204	271
Commercial/Agricultural non-real estate	—	12	1	—	—
Total recoveries of loans previously charged off:	28	213	186	215	340
Net loans charged off (“NCOs”)	(94)	(494)	(445)	(503)	(666)
Additions to ALL via provision for loan losses charged to operations	950	1,300	319	75	656
ALL, at end of period	$7,604	$6,748	$5,942	$6,068	$6,496
Ratios:
ALL to NCOs (annualized)	2,022.34%	1,365.99%	1,335.28%	1,206.36%	975.38%
NCOs (annualized) to average loans	0.04%	0.07%	0.07%	0.10%	0.14%
ALL to total loans	0.77%	0.89%	0.81%	1.06%	1.44%
NPLs to total loans	0.82%	1.10%	1.10%	0.62%	0.27%
NPAs to total assets	0.83%	1.14%	1.49%	0.62%	0.37%
Total Assets:	$1,287,924	$975,409	$940,664	$695,865	$580,148
 (1) Total loans at December 31, 2018 and September 30, 2018, included $15,006 and $17,254, respectively, in purchased indirect paper consumer loans purchased from a third party. See Note 4, "Loans, Allowance for Loan Losses and Impaired Loans" of "Notes to Consolidated Financial Statements", which is included in Part II, Item 8, "Financial Statements and

Supplementary Data" of this Form 10-K, regarding the separate restricted reserve account available for these purchased consumer loans.
Loans 30-89 days or more past due increased December 31, 2018 compared to September 30, 2018, largely related to increases in commercial and agricultural real estate loans 30-59 days delinquent. Nonaccrual loans increased slightly from $7,210 at September 30, 2018 to $7,354 at December 31, 2018, primarily due to repayments, paid off loans and transfers to OREO, partially offsetting $941 of non-accrual loans acquired in the United Bank acquisition and new nonaccrual loans. While agricultural loans make up approximately 12% of the Bank's loan portfolio, nonaccrual loans secured by agricultural collateral account for 48% or $3,490 of the Bank's nonaccrual loans, largely due to loans acquired in acquisitions. We believe our credit and underwriting policies continue to support more effective lending decisions by the Bank, which increases the likelihood of maintaining loan quality going forward. Refer to the "Risk Management and the Allowance for Loan Losses" section below for more information related to non-performing loans.
During the transition period ended December 31, 2018, net loan charge-offs were $94. For the year ended September 30, 2018, net loan charge-offs increased modestly from $445 at September 30, 2017 to $494, largely due to a modest increase in commercial real estate and non real estate commercial loans.
Certain external factors may result in higher future losses but are not readily determinable at this time, including, but not limited to: unemployment rates, increased taxes and continuing increased regulatory expectations with respect to ALL levels, including CECL, a new accounting standard for computation of the allowance for loan losses, which will become effective for the bank in 2020. As a result, our analysis may show a need to increase our ALL as a percentage of total loans and nonperforming loans for the near future. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses on the loans charged off.
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
Non-performing assets include non-performing loans, other real estate owned and other collateral owned. Our non-performing assets were $10,660 at December 31, 2018, or 0.83% of total assets. This represented a decrease from $11,095, or 1.14% of total assets, at September 30, 2018 and a decrease from $14,058, or 1.49% of total assets, at September 30, 2017. The decrease since September 30, 2017 was primarily due to reductions in OREO due to sales. In fiscal 2018, the Bank sold one closed branch and the largest balance OREO property, which were carried at $1,501 at September 30, 2017. In addition, during fiscal 2018, the Bank sold one other closed branch that was added to OREO during fiscal 2018. The Bank recorded write-downs on these two closed branch properties of $449 during fiscal 2018.

•
Other real estate owned and other collateral owned is comprised of foreclosed collateral assets held by the Bank until sold. OREO decreased by $227 during the transition period ended December 31, 2018 from its September 30, 2018 balance, primarily due to a reduction in contract for deed loans acquired from WFC, with the deed held by the Bank. OREO decreased by $3,213 during the year ended September 30, 2018 from its September 30, 2017 balance. At September 30, 2018, OREO includes, (1) $1,811of contract for deed loans acquired from WFC, with the deed held by the Bank, (2) properties acquired from prior acquisitions totaling $885 and (3) one $53 property originated by the Bank. Additionally, the Bank reduced the contract for deed portfolio by $1,635 to $1,811 at December 31, 2018, due to loan repayments and refinancings, including balances of $1,038 which the Bank refinanced and moved to the loan portfolio, due to meeting the criteria for sale accounting.

Investment Securities. We manage our securities portfolio in an effort to improve interest rate risk, enhance income, and provide liquidity. Our investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities available for sale (recorded at fair value), which represent the majority of our investment portfolio, were $146,725 at December 31, 2018, compared with $118,482 at September 30, 2018 and $95,883 at September 30, 2017. Securities held to maturity (recorded at amortized cost) were $4,850 at December 31, 2018, compared with $4,619 at September 30, 2018 and $5,453 at September 30, 2017.

The amortized cost and market values of our investment securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
December 31, 2018
U.S. government agency obligations	$46,215	$45,298
Obligations of states and political subdivisions	35,162	34,728
Mortgage backed securities	42,279	41,350
Agency securities	104	148
Corporate debt securities	6,577	6,305
Corporate asset based securities	18,928	18,896
Total available for sale securities	$149,265	$146,725

September 30, 2018
U.S. government agency obligations	$35,880	$34,603
Obligations of states and political subdivisions	35,348	34,554
Mortgage backed securities	42,796	41,371
Agency securities	104	182
Corporate debt securities	6,593	6,276
Total available for sale securities	$122,215	$118,482

September 30, 2017
U.S. government agency obligations	$18,454	$18,041
Obligations of states and political subdivisions	35,656	35,795
Mortgage-backed securities	36,661	36,474
Agency Securities	147	230
Corporate debt securities	5,410	5,343
Total available for sale securities	$96,328	$95,883

Held to maturity securities	Amortized Cost	Fair Value
December 31, 2018
Obligations of states and political subdivisions	$1,701	$1,698
Mortgage-backed securities	3,149	3,174
Total held to maturity securities	$4,850	$4,872

September 30, 2018
Obligations of states and political subdivisions	$1,307	$1,302
Mortgage-backed securities	3,312	3,307
Total held to maturity securities	$4,619	$4,609

September 30, 2017
Obligations of states and political subdivisions	$1,311	$1,328
Mortgage-backed securities	4,142	4,277
Total held to maturity securities	$5,453	$5,605

The amortized cost and fair values of our investment securities by maturity, as of December 31, 2018 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,177	$2,172
Due after one year through five years	22,296	22,043
Due after five years through ten years	43,014	42,081
Due after ten years	39,395	38,931
Total securities with contractual maturities	106,882	105,227
Mortgage backed securities	42,279	41,350
Securities without contractual maturities	104	148
Total available for sale securities	$149,265	$146,725

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$680	$679
Mortgage backed securities	3,149	3,173
Total held to maturity securities	$4,850	$4,872

The amortized cost and fair values of our investment securities by maturity, as of September 30, 2018 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,657	$1,651
Due after one year through five years	20,045	19,739
Due after five years through ten years	39,069	37,578
Due after ten years	18,544	17,960
Total securities with contractual maturities	79,315	76,928
Mortgage backed securities	42,796	41,372
Securities without contractual maturities	104	182
Total available for sale securities	$122,215	$118,482

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,307	$1,302
Mortgage backed securities	3,312	3,307
Total held to maturity securities	$4,619	$4,609

The following tables show the fair value and gross unrealized losses of securities with unrealized losses, as of the dates indicated below, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U.S. government agency obligations	$25,061	$165	$19,755	$765	$44,816	$930
Obligations of states and political subdivisions	5,807	28	24,124	428	29,931	456
Mortgage-backed securities	3,518	9	31,040	930	34,558	939
Agency securities	28	5	—	—	28	5
Total available for sale securities	$45,789	$264	$79,990	$2,378	$125,779	$2,642

September 30, 2018
U.S. government agency obligations	$22,283	$311	$11,771	$969	$34,054	$1,280
Obligations of states and political subdivisions	25,019	393	8,647	403	33,666	796
Mortgage-backed securities	18,323	418	20,968	1,033	39,291	1,451
Corporate debt securities	1,247	3	5029	314	6,276	317
Total available for sale securities	$66,872	$1,125	$46,415	$2,719	$113,287	$3844

September 30, 2017
U.S. government agency obligations	$8,296	$186	$6,932	$262	$15,228	$448
Obligations of states and political subdivisions	8,170	62	3,701	70	11,871	132
Mortgage-backed securities	14,167	96	9,753	215	23,920	311
Corporate debt securities	5,343	67	—	—	5,343	67
Total available for sale securities	$35,976	$411	$20,386	$547	$56,362	$958

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Obligations of states and political subdivisions	$1,290	$1	$409	$2	$1,699	$3
Mortgage-backed securities	1,238	3	1,319	14	2,557	17
Total held to maturity securities	$2,528	$4	$1,728	$16	$4,256	$20

September 30, 2018
Obligations of states and political subdivisions	$1,302	$5	$—	$—	$1,302	$5
Mortgage-backed securities	2,383	28	286	13	2,669	41
Total held to maturity securities	$3,685	$33	$286	$13	$3,971	$46

September 30, 2017
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	406	1	—	—	406	1
Total held to maturity securities	$406	$1	$—	$—	$406	$1

Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.
The composition of our investment securities portfolio by credit rating as of the periods indicated below was as follows:

	December 31,		September 30,
	2018		2018		2017
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$88,494	$86,648	$78,676	$75,974	$55,115	$54,515
AAA	3,566	3,535	3,635	3,603	725	730
AA	42,608	42,305	25,280	24,720	26,405	26,474
A	12,991	12,662	13,017	12,615	7,776	7,876
BBB	—	—	—	—	3,618	3,579
Below investment grade	—	—	—	—	—	—
Non-rated	1,606	1,575	1,607	1,570	2,689	2,709
Total available for sale securities	$149,265	$146,725	$122,215	$118,482	$96,328	$95,883

	December 31,		September 30,
	2018		2018		2017
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$3,149	$3,173	$3,312	$3,307	$4,142	$4,277
AAA	—	—	—	—	—	—
AA	395	395	—	—	—	—
A	956	955	957	954	961	969
BBB	—	—	—	—	—	—
Below investment grade	—	—	—	—	—	—
Non-rated	350	349	350	348	350	359
Total	$4,850	$4,872	$4,619	$4,609	$5,453	$5,605
As of December 31, 2018, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $5,574 and mortgage-backed securities with a carrying value of $23,351 as collateral against specific municipal deposits. At December 31, 2018, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $1,977 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of December 31, 2018, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2018, the Bank also has mortgage backed securities with a carrying value of $931 pledged as collateral to the Federal Home Loan Bank of Des Moines.
Intangible Assets. We have other intangibles of $7,501, comprised of core deposit intangible assets arising from various acquisitions from 2002 through 2017 and the premium on the Wells Insurance Agency customer relationships. The balance of intangible assets were $7,501, $4,805 and $5,449 at December 31, 2018, September 30, 2018 and September 30, 2017, respectively. Amortization expense, related to these intangible assets, was $325, $645 and $219 for the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017, respectively. Accumulated amortization on intangible assets was $3,715, $3,390 and $2,746 at December 31, 2018, September 30, 2018 and September 30, 2017, respectively.
Mortgage Servicing Rights. Mortgage servicing rights ("MSR") assets initially arose as a result of the WFC merger. WFC had retained the right to service certain loans sold in the secondary market. The Company continues to sell loans to investors in the secondary market and generally retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed at least annually for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations. The valuation of MSRs and related amortization thereon are based on numerous factors, assumptions and judgments, such as those for: changes in the mix of loans, interest rates, prepayment speeds, and default rates. Changes in these factors, assumptions and judgments may have a material effect on the valuation and amortization of MSRs. Although management believes that the assumptions used to evaluate the MSRs for impairment are reasonable, future adjustment may be necessary if future economic conditions differ substantially from the economic assumptions used to determine the value of MSRs. The fair market value of the Company’s MSR asset increased from $1,951 at September 30, 2017 to $2,669 at September 30, 2018 and to $5,214 at December 31, 2018, primarily due to increased volume of originations, sales, retained servicing on residential mortgage loans and to the United Bank acquisition during the transition period ended December 31, 2018.
Deposits. Deposits are our largest source of funds. Average total deposits for the transition period ended December 31, 2018 were $815,838, compared to $665,782 and $510,932 for the years ended September 30, 2018 and 2017. Total deposits increased to $1,007,512 at December 31, 2018, from $746,529 at September 30, 2018 and $742,504 at September 30, 2017. The increase in deposits is largely attributed to the United Bank acquisition. The remaining deposit growth is attributed to retail certificate growth and growth in nonmaturity commercial deposit relationships. The acquisition of the United Bank deposits helped enhance the deposit composition profile of the Company’s portfolio. Noninterest bearing deposits increased to 15% of total deposits at December 31, 2018 from 12% at September 30, 2018. Savings accounts increased to 19% of total deposits at December 31,2018, compared to 13% of total deposits at September 30, 2018. Meanwhile, certificates of deposits decreased from 42% to 36% of total deposits, money market accounts decreased from 15% to 13% of total deposits and interest-bearing demand deposits decreased from 19% to 17% of total deposits. The improving deposit mix reduces the Company’s reliance on higher-costing certificates of deposit.
Brokered deposits were $55,330 at December 31, 2018, $50,369 at September 30, 2018 and $42,840 September 30, 2017. We utilized brokered deposits to replace deposit runoff from closed branches, based on lower funding costs than other deposit growth opportunities. Brokered deposits represented 5.5% of total deposits. Brokered deposit levels are within all regulatory directives thereon.
Federal Home Loan Bank (FHLB) advances and other borrowings. FHLB advances increased from $63,000 at September 30, 2018 to $109,813 at December 31, 2018.
As we utilize advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to lower the Bank's cost of funds. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. At December 31, 2018, the Bank’s available and unused portion of this borrowing arrangement was approximately $178,620 compared to $226,223 and $92,959 as of September 30, 2018 and September 30, 2017.
In March 2017, the Bank prepaid $9,830 in FHLB borrowings with an average rate of 2.10% and average remaining maturity of 13.17 months. The prepayment fee totaled $104 and is included in other non-interest expense for fiscal 2017, on the Consolidated Statement of Operations. Long-term fixed rate advances from the FHLB had contractual interest rates ranging from 0.99% to 1.29%, with a weighted-average contractual interest rate of 1.23% at December 31, 2017. FHLB advances totaling $98,813 mature during calendar year 2019 and FHLB advances totaling $11,000 mature during calendar year 2022. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances.
On May 30, 2017, the Company extended a $5,000 term loan facility, which was funded on August 17, 2017, and was to mature on August 15, 2022 with a ten year amortization. The variable rate senior notes provided for a floating interest rate that reset quarterly at rates indexed to the three-month London interbank offered rate ("LIBOR") plus 2.70%. The contractual interest rates for those notes ranged from 4.01% to 5.07% during the year ended September 30, 2018, and from 3.44% to 4.01% during the year ended September 30, 2017. On August 1, 2018, the Company repaid these outstanding senior note obligations in full, and terminated all related loan agreements.
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
On August 1, 2018, the Company entered into a Business Credit Agreement evidencing a $7,500 revolving loan and Business Note in an initial principal amount of $10,000. The Revolving Loan matures on August 1, 2019 and the Note matures on August 1, 2030. The Revolving Loan and the Note each bear interest at a variable rate based on the U.S. Prime Rate as published in the Wall Street Journal, and are payable in accordance with the terms of the Loan Agreement and the Note, respectively. The proceeds from the Business Note were used to refinance existing senior notes, pay transaction fees and expenses and for general corporate purposes. The contractual interest rate for this Business Note ranged from 4.25% to 4.50%

during the year ended September 30, 2018 and ranged from 4.50% to 4.75% during the transition period ended December 31, 2018. The proceeds from the Revolving Loan will be used for general corporate purposes. At December 31, 2018 and September 30, 2018, there were no borrowings outstanding on this revolving loan.
Stockholders’ Equity. Total stockholders’ equity was $138,187 at December 31, 2018, versus $135,847 at September 30, 2018 and $73,483 at September 30, 2017. The increase resulted primarily from the September 2018 conversion to common stock of the Company's Series A mandatorily convertible preferred stock issued in June, net income of $1,261 for the transition period ended December 31, 2018 and net income of $4,283 for the year ended September 30, 2018. As discussed in Note 1, “Nature of Business and Summary of Significant Accounting Policies”, in June 2018,the Company sold an aggregate of 500,000 shares of the Company’s 8.00% Series A Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, par value $0.01 per share, (the “Series A Preferred Stock”), in a private placement at $130.00 per share, for aggregate gross proceeds of $65 million. On September 28, 2018, each share of Series A Preferred Stock was mandatorily converted into 10 shares of common stock following receipt of stockholder approval of the issuance of the 5,000,000 shares of common stock. The resulting impact on stockholders’ equity was an increase of 5,000,0000 common shares outstanding at September 30, 2018.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than or equal to one-year. At December 31, 2018, our liquidity ratio was 10.47 percent.
Our primary sources of funds are: deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $203,385 of our $364,466 (55.8%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this should also improve our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $178,620 available to borrow under this arrangement, supported by loan collateral as of December 31, 2018. We also maintain lines of credit of $1,553 with the Federal Reserve Bank and $18,500 of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company maintains a $7,500 revolving line of credit, which is available as needed for general liquidity purposes. See Note 9, "Federal Home Loan Bank and Other Borrowings" of "Notes to Consolidated Financial Statements" which are included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, for further detail.
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
Off-Balance Sheet Arrangements. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2018, the Company had approximately $204,683 in unused commitments, compared to approximately $121,197 in unused commitments as of September 30, 2018. See Note 11, "Financial Instruments with Off-Balance Sheet Risk" of "Notes to Consolidated Financial Statements" which are included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, for further detail.

Capital Resources. As of the periods indicated below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2018
Total capital (to risk weighted assets)	$126,440,000	12.7%	$79,651,000	> =	8.0%	$99,563,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	118,836,000	11.9%	59,738,000	> =	6.0%	79,651,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	118,836,000	11.9%	44,804,000	> =	4.5%	64,716,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	118,836,000	9.7%	48,976,000	> =	4.0%	61,220,000	> =	5.0%
As of September 30, 2018
Total capital (to risk weighted assets)	$95,799,000	13.1%	$58,614,000	> =	8.0%	$73,268,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	89,051,000	12.2%	43,961,000	> =	6.0%	58,614,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	89,051,000	12.2%	32,971,000	> =	4.5%	47,624,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	89,051,000	9.2%	38,765,000	> =	4.0%	48,456,000	> =	5.0%
As of September 30, 2017
Total capital (to risk weighted assets)	$88,511,000	13.2%	$53,504,000	> =	8.0%	$66,880,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	82,569,000	12.4%	40,128,000	> =	6.0%	53,504,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	82,569,000	12.4%	30,096,000	> =	4.5%	43,472,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	82,569,000	9.2%	35,776,000	> =	4.0%	44,720,000	> =	5.0%
At December 31, 2018, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2018
Total capital (to risk weighted assets)	$123,657,000	12.4%	$79,651,000	> =	8.0%	$99,563,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	101,053,000	10.2%	59,738,000	> =	6.0%	79,651,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	101,053,000	10.2%	44,804,000	> =	4.5%	64,716,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	101,053,000	8.3%	48,976,000	> =	4.0%	61,220,000	> =	5.0%
As of September 30, 2018
Total capital (to risk weighted assets)	$145,052,000	19.8%	$58,614,000	> =	8.0%	$73,268,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	123,304,000	16.8%	43,961,000	> =	6.0%	58,614,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	123,304,000	16.8%	32,971,000	> =	4.5%	47,624,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	123,304,000	12.7%	38,765,000	> =	4.0%	48,456,000	> =	5.0%
As of September 30, 2017
Total capital (to risk weighted assets)	$79,889,000	12.0%	$53,504,000	> =	8.0%	$66,880,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	58,947,000	8.8%	40,128,000	> =	6.0%	53,504,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,947,000	8.8%	30,096,000	> =	4.5%	43,472,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,947,000	6.6%	35,776,000	> =	4.0%	44,720,000	> =	5.0%
At December 31, 2018, the Company was categorized as "Well Capitalized" under Prompt Corrective Action Provisions.

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter as of the periods indicated below:
Transition period ended December 31, 2018:

December 31,
Interest income	$13,047
Interest expense	3,007
Net interest income	10,040
Provision for loan losses	950
Net interest income after provision for loan losses	9,090
Non-interest income	2,526
Non-interest expense	9,794
Income before income tax expense	1,822
Provision (benefit) for income tax	561
Net income	$1,261
Basic earnings per share	$0.12
Diluted earnings per share	$0.12
Dividends paid	—
Year ended September 30, 2018:

	December 31,	March 31,	June 30,	September 30,
Interest income	$9,412	$9,352	$9,770	$10,362
Interest expense	1,885	1,996	2,290	2,422
Net interest income	7,527	7,356	7,480	7,940
Provision for loan losses	100	100	650	450
Net interest income after provision for loan losses	7,427	7,256	6,830	7,490
Non-interest income	1,939	1,675	1,767	1,989
Non-interest expense	7,143	7,103	7,874	7,644
Income before income tax expense	2,223	1,828	723	1,835
Provision (benefit) for income tax	883	487	220	736
Net income	$1,340	$1,341	$503	$1,099
Basic earnings per share	$0.23	$0.23	$0.09	$0.18
Diluted earnings per share	$0.23	$0.23	$0.08	$0.10
Dividends paid	—	$0.20	—	—
Year ended September 30, 2017:

	December 31,	March 31,	June 30,	September 30,
Interest income	$6,948	$6,539	$6,621	$7,770
Interest expense	1,391	1,315	1,306	1,598
Net interest income	5,557	5,224	5,315	6,172
Provision for loan losses	—	—	—	319
Net interest income after provision for loan losses	5,557	5,224	5,315	5,853
Non-interest income	1,243	1,126	991	1,391
Non-interest expense	5,393	4,957	4,619	7,909
Income before income tax expense	1,407	1,393	1,687	(665)
Provision for income tax	467	459	604	(207)
Net income	$940	$934	$1,083	$(458)
Basic earnings per share	$0.18	$0.18	$0.21	$(0.08)
Diluted earnings per share	$0.18	$0.17	$0.20	$(0.08)
Dividends paid	—	$0.16	—	—

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

The following table sets forth, at December 31, 2018, September 30, 2018 and September 30, 2017, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points). As of December 31, 2018, September 30, 2018 and September 30, 2017, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 200 and 100 basis points, respectively, are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2018	At September 30, 2018	At September 30, 2017
+300 bp	(3)%	(9)%	(18)%
+200 bp	(2)%	(6)%	(10)%
+100 bp	(1)%	(3)%	(3)%
-100 bp	(1)%	1%	(5)%
-200 bp	(5)%	(1)%	N/M
N/M means not meaningful
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at December 31, 2018, September 30, 2018 and September 30, 2017.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2018	At September 30, 2018	At September 30, 2017
+300 bp	(6)%	(8)%	(10)%
+200 bp	(4)%	(5)%	(6)%
+100 bp	(2)%	(3)%	(2)%
-100 bp	1%	2%	(1)%
-200 bp	(1)%	0.4%	N/M
N/M means not meaningful

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Note: The table above may not be indicative of future results.
The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios. At December 31, 2018 and September 30, 2018, the Company utilized the same third party's model to evaluate these scenarios and utilized a different third party's model to evaluate these scenarios at September 30, 2017. Actual values may differ from those projections set forth above should market conditions vary from the assumptions used in preparing the analysis. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT BY CITIZENS COMMUNITY BANCORP, INC.’S MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting, including the possibility of human error and circumvention or overriding controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company completed its acquisition of United Bank on October 19, 2018. As permitted by the SEC rules and regulations, management's assessment did not include the internal controls of the acquired operations of United Bank, which are reflected in our consolidated financial statements as of December 31, 2018, and for the period from the acquisition date through December 31, 2018. In accordance with our integration efforts, we plan to incorporate United Bank operations into our internal control over financial reporting structure within the time frame provided by applicable SEC rules and regulations. The assets of United Bank, excluding related goodwill, constituted less than 25% of our total consolidated assets, and revenue of United Bank constituted less than 25% of consolidated revenues, as of and for the three month transition period ended December 31, 2018.
Under the supervision of the Audit Committee and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, which excluded an assessment of the internal controls of the acquired operations of United Bank, management believes that as of December 31, 2018, the Company maintained effective internal control over financial reporting based on those criteria.
Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included on pages 63 - 64 of Item 8.

CITIZENS COMMUNITY BANCORP, INC.
March 8, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Community Bancorp, Inc. and Subsidiary

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2018, September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the three month transition period ended December 31, 2018 and for each of the two years in the period ended September 30, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, September 30, 2018 and 2017, and the results of its operations and its cash flows for the three month transition period ended December 31, 2018 and for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment of internal control over financial reporting United Bank, which was acquired on October 19, 2018, and whose financial statements constitute less than 25% of consolidated assets (excluding goodwill related to the United Bank transaction which was integrated into the Company's systems and control environment) and less than 25% of consolidated revenues, as of and for the three months ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at United Bank.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from September 30 to December 31.

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

Minneapolis, Minnesota
March 8, 2019

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2018	September 30, 2018	September 30, 2017
Assets
Cash and cash equivalents	$45,778	$34,494	$41,677
Other interest-bearing deposits	7,460	7,180	8,148
Securities available for sale "AFS"	146,725	118,482	95,883
Securities held to maturity "HTM"	4,850	4,619	5,453
Non-marketable equity securities, at cost	11,261	7,218	7,292
Loans receivable	992,556	759,247	732,995
Allowance for loan losses	(7,604)	(6,748)	(5,942)
Loans receivable, net	984,952	752,499	727,053
Loans held for sale	1,927	1,917	2,334
Mortgage servicing rights	4,486	1,840	1,886
Office properties and equipment, net	13,513	10,034	9,645
Accrued interest receivable	4,307	3,600	3,291
Intangible assets	7,501	4,805	5,449
Goodwill	31,474	10,444	10,444
Foreclosed and repossessed assets, net	2,570	2,768	6,017
Bank owned life insurance ("BOLI")	17,792	11,661	11,343
Other assets	3,328	3,848	4,749
TOTAL ASSETS	$1,287,924	$975,409	$940,664
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,007,512	$746,529	$742,504
Federal Home Loan Bank advances	109,813	63,000	90,000
Other borrowings	24,647	24,619	30,319
Other liabilities	7,765	5,414	4,358
Total liabilities	1,149,737	839,562	867,181
Stockholders’ Equity:
Common stock— $0.01 par value, authorized 30,000,000; 10,953,512, 10,913,853 and 5,888,816 shares issued and outstanding, respectively	109	109	59
Additional paid-in capital	125,512	125,063	63,383
Retained earnings	15,264	14,003	10,764
Unearned deferred compensation	(857)	(622)	(456)
Accumulated other comprehensive loss	(1,841)	(2,706)	(267)
Total stockholders’ equity	138,187	135,847	73,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,287,924	$975,409	$940,664
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Transition Period ended December 31, 2018	For the Three Month Period ended December 31, 2017 (Unaudited)	For the year ended September 30, 2018	For the year ended September 30, 2017
Interest and dividend income:
Interest and fees on loans	$11,839	$8,721	$35,539	$25,826
Interest on investments	1,208	691	3,357	2,052
Total interest and dividend income	13,047	9,412	38,896	27,878
Interest expense:
Interest on deposits	2,131	1,202	5,543	4,299
Interest on FHLB borrowed funds	482	261	1,310	717
Interest on other borrowed funds	394	422	1,740	594
Total interest expense	3,007	1,885	8,593	5,610
Net interest income before provision for loan losses	10,040	7,527	30,303	22,268
Provision for loan losses	950	100	1,300	319
Net interest income after provision for loan losses	9,090	7,427	29,003	21,949
Non-interest income:
Service charges on deposit accounts	619	460	1,792	1,433
Interchange income	336	306	1,284	789
Loan servicing income	510	328	1,379	380
Gain on sale of mortgage loans	388	294	943	686
Loan fees and service charges	273	154	521	438
Insurance commission income	162	166	720	122
Settlement proceeds	—	—	—	283
(Losses) gains on available for sale securities	—	—	(17)	111
Other	238	231	748	509
Total non-interest income	2,526	1,939	7,370	4,751
Non-interest expense:
Compensation and related benefits benefits	4,946	3,555	14,979	10,862
Occupancy	808	705	2,975	2,780
Office	464	438	1,715	1,204
Data processing	993	704	2,928	2,052
Amortization of intangible assets	325	162	644	219
Amortization of mortgage servicing rights	175	90	335	39
Advertising, marketing and public relations	226	149	745	545
FDIC premium assessment	144	142	472	300
Professional services	1,118	688	2,323	2,078
(Gains) losses on repossessed assets, net	(30)	13	535	32
Other	625	497	2,113	2,767
Total non-interest expense	9,794	7,143	29,764	22,878
Income before provision for income tax	1,822	2,223	6,609	3,822
Provision for income taxes	561	883	2,326	1,323
Net income attributable to common stockholders	$1,261	$1,340	$4,283	$2,499
Per share information:
Basic earnings	$0.12	$0.23	$0.72	$0.47
Diluted earnings	$0.12	$0.23	$0.58	$0.46
Cash dividends paid	$—	$—	$0.20	$0.16
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	For the Transition Period ended, December 31, 2018	For the year ended September 30, 2018	For the year ended September 30, 2017
Net income attributable to common stockholders	$1,261	$4,283	$2,499
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period	865	(2,290)	(948)
Reclassification adjustment for (losses) gains included in net income	—	(12)	67
Other comprehensive income (loss)	865	(2,302)	(881)
Comprehensive income	$2,126	$1,981	$1,618
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except Shares)

	Common Stock		Preferred Stock	Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, September 30, 2016	5,260,098	$53	$—	$54,963	$9,107	$(193)	$614	$64,544
Net income	—	—	—	—	2,499	—	—	2,499
Other comprehensive income, net of tax	—	—	—	—	—	—	(881)	(881)
Surrender of restricted shares of common stock	(1,741)	—	—	(22)	—	—	—	(22)
Common stock awarded under the equity incentive plan	25,569	—	—	346	—	(346)	—	—
Common stock options exercised	14,100	—	—	114	—	—	—	114
Common stock repurchased	(1,428)	—	—	(16)	—	—	—	(16)
Shares issued to WFC shareholders	592,218	6	—	7,967	—	—	—	7,973
Stock option expense	—	—	—	31	—	—	—	31
Amortization of restricted stock	—	—	—	—	—	83	—	83
Cash dividends ($0.16 per share)	—	—	—	—	(842)	—	—	(842)
Balance, September 30, 2017	5,888,816	$59	$—	$63,383	$10,764	$(456)	$(267)	$73,483
Net income	—	—	—	—	4,283	—	—	4,283
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,302)	(2,302)
Reclassification of certain deferred tax effects (1)	—	—	—	—	137	—	(137)	—
Preferred stock issued (net of $3,735 of issuance costs)	—	—	61,265	—	—	—	—	61,265
Preferred stock converted to common stock	5,000,000	50	(61,265)	61,215	—	—	—	—
Forfeiture of unvested shares	(11,847)	—	—	(124)	—	124	—	—
Surrender of restricted shares of common stock	(2,335)	—	—	(33)	—	—	—	(33)
Restricted Common stock awarded under the equity incentive plan	33,230	—	—	561	—	(561)	—	—
Common stock options exercised	6,042	—	—	50	—	—	—	50
Common stock repurchased	(53)	—	—	(1)	—	—	—	(1)
Stock option expense	—	—	—	12	—	—	—	12
Amortization of restricted stock	—	—	—	—	—	271	—	271
Cash dividends ($0.20 per share)	—	—	—		(1,181)	—	—	(1,181)
Balance, September 30, 2018	10,913,853	$109	$—	$125,063	$14,003	$(622)	$(2,706)	$135,847

(continued)

	Common Stock		Preferred Stock	Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Amount
Balance, September 30, 2018	10,913,853	$109	$—	$125,063	$14,003	$(622)	$(2,706)	$135,847
Net income	—	—	—	—	1,261	—	—	1,261
Other comprehensive income, net of tax	—	—	—	—	—	—	865	865
Surrender of restricted shares of common stock	(595)	—	—	(8)	—	—	—	(8)
Restricted Common stock awarded under the equity incentive plan	27,514	—	—	362	—	(362)	—	—
Common stock options exercised	12,740	—	—	90	—	—	—	90
Stock option expense	—	—	—	5	—	—	—	5
Amortization of restricted stock	—	—	—	—	—	127	—	127
Balance, December 31, 2018	10,953,512	$109	$—	$125,512	$15,264	$(857)	$(1,841)	$138,187

(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1, "Nature of Business and Summary of Significant Accounting Policies".
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2018 and 2017
(in thousands, except per share data)

	For the Transition Period ended December 31,	For the Years Ended September 30,
	2018	2018	2017
Cash flows from operating activities:
Net income attributable to common stockholders	$1,261	$4,283	$2,499
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on securities	281	1,052	795
Provision for depreciation	313	1,054	864
Provision for loan losses	950	1,300	319
Net realized loss (gain) on sale of securities	—	17	(111)
Increase in MSR assets resulting from transfers of financial assets	(100)	(289)	(200)
Amortization of MSR assets	175	335	36
Amortization of intangible assets	325	644	219
Amortization of restricted stock	127	271	83
Net stock based compensation expense	5	12	31
(Gain) loss on sale of office properties and equipment	—	(3)	181
(Benefit) provision for deferred income taxes	—	(194)	1,950
Increase in cash surrender value of life insurance	(110)	(318)	(318)
Net loss from disposals of foreclosed and repossessed assets	30	535	32
Gain on sale of loans held for sale, net	(388)	(943)	(196)
Net change in loans held for sale	378	1,360	(1,486)
(Increase decrease in accrued interest receivable and other assets	(156)	683	117
Increase (decrease) in other liabilities	733	1,056	(2,902)
Total adjustments	2,563	6,572	(586)
Net cash provided by operating activities	3,824	10,855	1,913
Cash flows from investing activities:
Purchase of investment securities	(30,566)	(36,933)	(34,868)
Purchase of bank owned life insurance	—	—	(3,500)
Net decrease in interest-bearing deposits	—	968	968
Proceeds from sale of securities available for sale	—	26	38,051
Principal payments on investment securities	3,004	10,785	9,597
Net (purchases)/sales of non-marketable equity securities	(3,548)	74	(384)
Proceeds from sale of foreclosed and repossessed assets	420	5,347	1,111
Net (increase) decrease in loans	(33,796)	(26,849)	22,374
Net capital expenditures	(590)	(2,955)	(609)
Net cash disbursed (acquired) in business combinations	48,130	—	(18,968)
Proceeds from disposal of office properties and equipment	—	74	21
Net cash (used in) provided by investing activities	(16,946)	(49,463)	13,793
Cash flows from financing activities:
Net (decrease) increase in Federal Home Loan Bank advances	36,012	(27,000)	30,709
Proceeds from other borrowings, net of debt issuance costs	—	9,911	—
Proceeds from other borrowings to fund business combination, net of origination costs	—	—	19,625
Principal payment reduction to other borrowings	—	(15,611)	(306)
Net increase (decrease) in deposits	(11,688)	4,025	(33,078)
Proceeds from private placement stock offering, net of issuance costs	—	61,265	—

Capitalized equity issuance costs	—	—	(259)
Repurchase shares of common stock	—	(1)	(16)
Surrender of restricted shares of common stock	(8)	(33)	(22)
Exercise of common stock options	90	50	114
Cash dividends paid	—	(1,181)	(842)
Net cash provided by financing activities	24,406	31,425	15,925
Net (decrease) increase in cash and cash equivalents	11,284	(7,183)	31,631
Cash and cash equivalents at beginning of period	34,494	41,677	10,046
Cash and cash equivalents at end of period	$45,778	$34,494	$41,677

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$2,183	$5,530	$4,199
Interest on borrowings	$753	$2,943	$1,099
Income taxes	$578	$1,160	$1,618
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$252	$1,189	$791
Fair value of assets acquired, net of cash and cash equivalents	$215,958	$—	$256,865
Fair value of liabilities assumed, net of cash and cash equivalents	$285,118	$—	$221,812
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
The Bank is a national banking association (a "National Bank") and operates under the title of Citizens Community Federal National Association ("Citizens Community Federal N.A." or "Bank"). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis (the "FRB"), and operates under the title of Citizens Community Bancorp, Inc. The U.S. Office of the Comptroller of the Currency (the "OCC"), is the primary federal regulator for the Bank.
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers primarily in Wisconsin and Minnesota through 26 branch locations, along with one branch in Michigan which the Company has a signed agreement to sell. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one-to-four family residential mortgages, as well as expanded services through Wells Insurance Agency, Inc.
On September 25, 2018, the board of directors authorized a change in our fiscal year from September 30 to December 31. We sometimes refer to the three months ended December 31, 2018 as the "transition period." In this Transition Report, our fiscal years are identified according to the calendar year in which they historically ended (e.g., the fiscal years ended September 30, 2018 is referred to as "fiscal 2018," September 30, 2017 is referred to as "fiscal 2017," as if we had not changed our fiscal year to a calendar year on September 25, 2018.
On January 21, 2019, the Company and F&M Merger Sub, Inc., a newly formed Minnesota corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F. & M. Bancorp. of Tomah, Inc., a Wisconsin corporation ("F&M"). See Note 19, "Subsequent Events" for additional information.
On December 3, 2018, the Bank entered into a Purchase and Assumption Agreement with Lake Michigan Credit Union providing for the sale of the Bank's one branch located in Rochester Hills, MI. The purchase of the branch is subject to regulatory approval and satisfaction of customary closing conditions and is expected to be completed in the second quarter of 2019.
On October 19, 2018, the Company completed its previously announced acquisition (the “Acquisition”) of United Bank. See Note 2, "Acquisition" for additional information.
On June 20, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with each of a limited number of institutional and other accredited investors, including certain officers and directors of the Company (collectively the “Purchasers”), pursuant to which the Company sold an aggregate of 500,000 shares of the Company’s 8.00% Series A Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, par value $0.01 per share, (the “Series A Preferred Stock”), in a private placement (the “Private Placement”) at $130.00 per share, for aggregate gross proceeds of $65 million, net of issuance costs of $3,735. The Securities Purchase Agreement contains customary representations, warranties, and covenants of the Company and the Purchasers.
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
In preparing these consolidated financial statements, we evaluated the events and transactions occurring subsequent to the balance sheet date of December 31, 2018 through the date on which the consolidated financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements. For further disclosure and discussion, see Note 19, "Subsequent Events".

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
Use of Estimates—Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets. valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying transition report on Form 10-K for the year ended December 31, 2018 and external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, and net of deferred loan fees and costs, and non-accretable discount on purchased of credit impaired loans. Interest income is accrued on the unpaid principal balance of these loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Late charge fees are recognized into income when collected.
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
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual loans not considered a TDR, that are either (1) rated substandard or worse, (2) on nonaccrual status or (3) PCI loans which are impaired at the time of acquisition. All TDRs are individually evaluated for impairment. See Note 4, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. For TDR's or substandard loans deemed to be impaired, a specific ALL allocation may be established so that the loan is reported, net, at the lower of (a) its outstanding principal balance; (b) the present value of the loan's estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90+ days past due, and certain substandard loans that are less than 90+ days delinquent, the likelihood of the loan migrating to over 90 days past due is also taken into account when determining the specific ALL allocation for these particular loans. Large groups of smaller balance homogeneous loans, such as non-TDR commercial, consumer and residential real estate loans, are collectively evaluated for ALL purposes, and accordingly, are not separately identified for ALL disclosures.

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
For all acquired loans, the outstanding loan balances less any related accretable yield and/or non-accretable difference is referred to as the loans' carrying amount.
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
Foreclosed and Repossessed Assets, net – Assets acquired through foreclosure or repossession are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a write-down is recorded through expense. Costs incurred after acquisition are expensed and are included in non-interest expense, other in the Consolidated Statements of Operations.
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

Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, "Intangibles - Goodwill and Other."  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The Company has one reporting unit as of December 31, 2018 which is related to its banking activities. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2018.
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

Interest Bearing Deposits—Other interest bearing deposits are certificate of deposit investments made by the Bank with other financial institutions that are carried at cost. The weighted average months to maturity of the interest bearing deposits is 19.91 months. Balances over $250 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of December 31, 2018, September 30, 2018 and September 30, 2017, there was one certificate of deposit with a balance of $251.
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

The Tax Cuts and Jobs Act of 2017 ("Tax Act"), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for fiscal 2018, and 21% for periods after September 30, 2018. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. In the fourth quarter of fiscal 2018, based on updated information obtained in connection with the filing of our tax return and analysis of our net deferred tax asset both from the return and 2018 tax provisions, we finalized the tax analysis and recorded an additional $63 of expense, or a net increase in our tax provision for the year of $338 related to the Tax Act.
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
Derivatives--Rate-lock Commitments and Forward Sale Agreements —The Company enters into commitments to originate loans, whereby the interest rate on the loan is determined prior to funding (rate-lock commitment). Rate-lock commitments on mortgage loans held for sale are derivative instruments. Derivative instruments are carried on the consolidated balance sheets at fair value, and changes in the fair value thereof are recognized in the consolidated statements of income. The Company originates single-family residential loans for sale, pursuant to programs primarily with the Federal Home Loan Mortgage Corporation (FHLMC) and other similar third parties. In connection with these programs, at the time the Company initially issues a loan commitment, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with the prospective loan purchaser, at a specific price, in order to manage the interest rate risk inherent to the rate-lock commitment. The forward sale agreement also meets the definition of a derivative instrument. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate, to the time the Company funds the loan and sells the loan to a third party, is generally, approximately 45 days. The fair value of each instrument will rise and fall in response to changes in market interest rates, subsequent to the dates the interest rate locks and forward sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company's interest rate and price risks.
At December 31, 2018, the Company had $6,176 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company's consolidated financial statements as of December 31, 2018.
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
ASU 2016-02; Leases (Topic 842)—The ASU changes current GAAP by requiring that lease assets and liabilities arising from operating leases be recognized on the balance sheet. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, Codification Improvements to Topic 842, Leases, amending various aspects of Topic 842. Topic 842 would not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee from current U.S. GAAP. For leases with a term of 12 months or less, a lessee would be permitted to make an accounting policy election, by class of underlying asset, not to recognize lease assets and liabilities. Topic 842 will become effective for the Company for annual and interim periods beginning in the first quarter 2019. Adoption of Topic 842 is not expected to have a material impact on the Company’s consolidated financial statements. However, the resulting increase in both total assets and total liabilities will impact the Bank and Company’s regulatory capital and related ratios. Management's preliminary estimate of the initial increase on total assets and total liabilities resulting from adoption is approximately $5,000. The Company leases certain branch locations and its corporate offices under operating leases that will result in the recognition of lease assets and lease liabilities on the consolidated balance sheet under Topic 842. Eleven of the Company’s locations are leased.
ASU 2016-13; Financial Instruments-Credit Losses (Topic 326)—The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 will be effective for the Company beginning in the first quarter 2020. Earlier adoption is permitted; however, the Company does not currently plan to adopt the ASU early. Management is assessing alternative loss estimation methodologies and the Company’s data and system needs in order to evaluate the impact that adoption of this standard will have on the Company’s financial condition and results of operations. The Company will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which will be March 31, 2020.
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
NOTE 2 – ACQUISITION

United Bank

On October 19, 2018, the Company completed its previously announced acquisition of United Bank pursuant to the stock purchase agreement, dated June 20, 2018, as then amended. In connection with the acquisition, the Company merged United Bank with and into the Bank, with the Bank surviving the merger.

Under the terms of the stock purchase agreement, the Company acquired 100% of the common stock of United Bank from United Bancorporation for the purchase price of $51.1 million, which includes approximately $400 in closing date purchase price adjustments as provided in the Stock Purchase Agreement, as amended. Of the cash consideration to be paid to United Bancorporation in the Acquisition, approximately $44.3 million was paid in cash upon the closing of the Acquisition, and approximately $6.8 million was set aside in escrow or held by the Company for the purposes of funding certain post-closing purchase price adjustments and future indemnity claims in accordance with the Stock Purchase Agreement, as amended.

The merger added $315,216 in assets, $199,859 in loans, $272,671 in deposits, $21,030 in goodwill, and $3,020 in core deposit intangible. Acquired deposits included approximately $51,000, deposited by United Bank's former parent company, and withdrawn from the Bank, as anticipated, subsequent to the acquisition. None of the goodwill is deductible for tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.

In connection with the United Bank acquisition, we incurred expenses related to (1) accounting, legal and other professional services, (2) contract termination costs, and (3) other costs of integrating and conforming acquired operations with and into the Company. These merger-related expenses, that were expensed as incurred, amounted to $1,057 for the three months ended December 31, 2018 and $359 for the year ended September 30, 2018, and were included in non-interest expense on the consolidated statement of operations.

The acquisition of the net assets of United constitutes a business combination as defined by FASB ASC Topic 805, "Business Combinations." Accordingly, the assets acquired and liabilities assumed are presented at their fair values at acquisition date. Fair values were determined based on the requirements of FASB ASC Topic 820, "Fair Value Measurements." In many cases, the determination of these fair values required management to make estimates regarding discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change for a period up to 12 months after the acquisition date. Management engaged third-party valuation specialists to assist in determining such values. The preliminary results of the fair value evaluation generated goodwill and intangible assets as noted above.

The following pro forma financial information for the periods presented reflects our estimated consolidated pro forma results of operations as if the United acquisition occurred on October 1, 2018, not considering potential cost savings and other business synergies we expect to receive as a result of the acquisition:

	Citizens Community Bancorp, Inc.	United Bank	Pro Forma Adjustments	Pro Forma Combined
Three Months Ended December 31, 2018
Revenue (net interest income and non-interest income)	$3,304	$2,402	$25	$5,731
Net income attributable to common stockholders	$847	$825	$(216)	$1,456
Earnings per share--basic	$0.08	0.08	(0.02)	$0.13
Earnings per share-diluted	$0.08	0.08	(0.02)	$0.13

	Citizens Community Bancorp, Inc.	United Bank	Pro Forma Adjustments	Pro Forma Combined
Year ended September 30, 2018
Revenue (net interest income and non-interest income)	$36,373	$13,064	$100	$49,537
Net income attributable to common stockholders	$4,283	$3,376	$(843)	$6,816
Earnings per share--basic	$0.72			$0.62
Earnings per share-diluted	$0.58			$0.62

The pro forma adjustments reflect (1) additional depreciation and amortization expense related to, and associated tax effects of, the purchase accounting adjustments made to record various items at fair value and (2) elimination of acquisition related costs incurred.

The revenue and earnings of United Bank since the acquisition date of October 19, 2018 are included in the Company's consolidated statement of operations, and it is not practical to disclose them separately.

The following table summarizes the preliminary amounts recorded on the consolidated balance sheet as of the acquisition date in conjunction with the acquisition discussed above:

United Bank

Fair value of consideration paid	$51,128

Fair value of identifiable assets acquired:
Cash and cash equivalents	97,023
Fed funds sold	2,235
Interest bearing deposits	280
Non-marketable equity securities, at cost	495
Loans held for sale	82
Loans receivable, net	199,859
Mortgage servicing assets	2,721
Premises and equipment, net	3,202
Core intangible assets	3,021
Cash value of life insurance	6,021
Other assets	277
Total identifiable assets acquired	$315,216

Fair value of liabilities assumed:
Deposits	$272,671
Other borrowings	10,801
Other liabilities	1,646
Total liabilities assumed	285,118
Fair value of net identifiable assets acquired	30,098
Goodwill recognized	$21,030

NOTE 3 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of December 31, 2018, September 30, 2018 and September 30, 2017, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
U.S. government agency obligations	$46,215	$13	$930	$45,298
Obligations of states and political subdivisions	35,162	22	456	34,728
Mortgage-backed securities	42,279	10	939	41,350
Agency securities	104	49	5	148
Corporate debt securities	6,577	—	272	6,305
Corporate asset based securities	18,928	8	40	18,896
Total available for sale securities	$149,265	$102	$2,642	$146,725

September 30, 2018
U.S. government agency obligations	$35,880	$3	$1,280	$34,603
Obligations of states and political subdivisions	35,348	2	796	34,554
Mortgage-backed securities	42,796	26	1,451	41,371
Agency Securities	104	78	—	182
Corporate debt securities	6,593	—	317	6,276
Corporate asset based securities	1,494	2	—	1,496
Total available for sale securities	$122,215	$111	$3,844	$118,482

September 30, 2017
U.S. government agency obligations	$18,454	$35	$448	$18,041
Obligations of states and political subdivisions	35,656	270	131	35,795
Mortgage-backed securities	36,661	124	311	36,474
Agency Securities	147	83	—	230
Corporate debt securities	5,410	—	67	5,343
Total available for sale securities	$96,328	$512	$957	$95,883

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Obligations of states and political subdivisions	$1,701	$—	$3	$1,698
Mortgage-backed securities	3,149	42	17	3,174
Total held to maturity securities	$4,850	$42	$20	$4,872
September 30, 2018
Obligations of states and political subdivisions	$1,307	$—	$5	$1,302
Mortgage-backed securities	3,312	36	41	3,307
Total held to maturity securities	$4,619	$36	$46	$4,609
September 30, 2017
Obligations of states and political subdivisions	$1,311	$17	$—	$1,328
Mortgage-backed securities	4,142	136	1	4,277
Total held to maturity securities	$5,453	$153	$1	$5,605
At December 31, 2018, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $1,977 as collateral to secure a line of credit with the Federal Reserve Bank. However, as of December 31, 2018, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2018, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $5,574 and mortgage-backed securities with a carrying value of $23,351 as collateral against specific municipal deposits. As of December 31, 2018, the Bank also has mortgage backed securities with a carrying value of $931 pledged as collateral to the Federal Home Loan Bank of Des Moines.
The estimated fair value of available for sale securities at December 31, 2018, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,177	$2,172
Due after one year through five years	22,296	22,043
Due after five years through ten years	43,014	42,081
Due after ten years	39,395	38,931
Total securities with contractual maturities	106,882	105,227
Mortgage backed securities	42,279	41,350
Securities without contractual maturities	104	148
Total available for sale securities	$149,265	$146,725

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$680	$679
Due after one year through five years	1,021	1,020
Total securities with contractual maturities	1,701	1,699
Mortgage backed securities	3,149	3,173
Total held to maturity securities	$4,850	$4,872

Securities with unrealized losses at December 31, 2018 and September 30, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018
U.S. government agency obligations	$25,061	$165	$19,755	$765	$44,816	$930
Obligations of states and political subdivisions	5,807	28	24,124	428	29,931	456
Mortgage-backed securities	3,518	9	31,040	930	34,558	939
Agency securities	28	5	—	—	28	5
Corporate debt securities	1,233	17	5,071	255	6,304	272
Corporate asset based securities	10,142	40	—	—	10,142	40
Total	$45,789	$264	$79,990	$2,378	$125,779	$2,642
September 30, 2018
U.S. government agency obligations	$22,283	$311	$11,771	$969	$34,054	$1,280
Obligations of states and political subdivisions	25,019	393	8,647	403	33,666	796
Mortgage-backed securities	18,323	418	20,968	1,033	39,291	1,451
Corporate debt securities	1,247	3	5,029	314	6,276	317
Total	$66,872	$1,125	$46,415	$2,719	$113,287	$3,844
September 30, 2017
U.S. government agency obligations	$8,296	$186	$6,932	$262	$15,228	$448
Obligations of states and political subdivisions	8,170	62	3,701	70	11,871	132
Mortgage-backed securities	14,167	96	9,753	215	23,920	311
Corporate debt securities	5,343	67	—	—	5,343	67
Total	$35,976	$411	$20,386	$547	$56,362	$958

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018
Obligations of states and political subdivisions	$1,290	$1	$409	$2	$1,699	$3
Mortgage-backed securities	1,238	3	1,319	14	2,557	17
Total	$2,528	$4	$1,728	$16	$4,256	$20
September 30, 2018
Obligations of states and political subdivisions	$1,302	$5	$—	$—	$1,302	$5
Mortgage-backed securities	2,383	28	286	13	2,669	41
Total	$3,685	$33	$286	$13	$3,971	$46
September 30, 2017
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	406	1	—	—	406	1
Total	$406	$1	$—	$—	$406	$1
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

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS Loans by classes within portfolio segments were as follows:

	December 31, 2018	September 30, 2018	September 30, 2017
Originated Loans:
Residential real estate:
One to four family	$121,053	$122,797	$132,380
Purchased HELOC loans	12,883	13,729	18,071
Commercial/Agricultural real estate:
Commercial real estate	200,875	168,319	97,155
Agricultural real estate	29,589	27,017	10,628
Multi-family real estate	61,574	44,767	24,486
Construction and land development	15,812	14,648	12,399
Consumer non-real estate:
Originated indirect paper	56,585	60,991	85,732
Purchased indirect paper	15,006	17,254	29,555
Other Consumer	15,553	15,991	14,496
Commercial/Agricultural non-real estate:
Commercial non-real estate	73,518	62,196	35,198
Agricultural non-real estate	17,341	17,514	12,493
Total originated loans	$619,789	$565,223	$472,593
Acquired Loans:
Residential real estate:
One to four family	$88,873	$73,255	$97,183
Commercial/Agricultural real estate:
Commercial real estate	157,084	48,384	62,807
Agricultural real estate	56,426	43,500	57,374
Multi-family real estate	7,826	3,294	1,742
Construction and land development	6,879	3,091	7,309
Consumer non-real estate:
Other Consumer	4,661	2,853	6,172
Commercial/Agricultural non-real estate:
Commercial non-real estate	38,909	14,058	20,053
Agricultural non-real estate	18,986	9,035	11,380
Total acquired loans	$379,644	$197,470	$264,020
Total Loans:
Residential real estate:
One to four family	$209,926	$196,052	$229,563
Purchased HELOC loans	12,883	13,729	18,071
Commercial/Agricultural real estate:
Commercial real estate	357,959	216,703	159,962
Agricultural real estate	86,015	70,517	68,002
Multi-family real estate	69,400	48,061	26,228
Construction and land development	22,691	17,739	19,708
Consumer non-real estate:
Originated indirect paper	56,585	60,991	85,732
Purchased indirect paper	15,006	17,254	29,555
Other Consumer	20,214	18,844	20,668
Commercial/Agricultural non-real estate:
Commercial non-real estate	112,427	76,254	55,251
Agricultural non-real estate	36,327	26,549	23,873
Gross loans	$999,433	$762,693	$736,613
Less:
Unearned net deferred fees and costs and loans in process	409	557	1,471
Unamortized discount on acquired loans	(7,286)	(4,003)	(5,089)
Allowance for loan losses	(7,604)	(6,748)	(5,942)
Loans receivable, net	$984,952	$752,499	$727,053

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
Consumer non-real estate loans are comprised of originated indirect paper loans secured primarily by boats and recreational vehicles, purchased indirect paper loans secured primarily by household goods and other consumer loans secured primarily by automobiles and other personal assets. The Bank ceased new originations of these types of loans in early fiscal 2017. Consumer loans underwriting terms often depend on the collateral type, debt to income ratio and the borrower's creditworthiness as evidenced by their credit score. Collateral value alone may not provide an adequate source of repayment of the outstanding loan balance in the event of a consumer non-real estate default. This shortage is a result of the greater likelihood of damage, loss and depreciation for consumer based collateral.
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

Below is a breakdown of loans by risk rating as of December 31, 2018:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$118,461	$165	$2,427	$—	$—	$121,053
Purchased HELOC loans	12,883	—	—	—	—	12,883
Commercial/Agricultural real estate:
Commercial real estate	200,226	197	452	—	—	200,875
Agricultural real estate	27,581	987	1,021	—	—	29,589
Multi-family real estate	61,574	—	—	—	—	61,574
Construction and land development	15,813	—	(1)	—	—	15,812
Consumer non-real estate:
Originated indirect paper	56,371	—	214	—	—	56,585
Purchased indirect paper	15,006	—	—	—	—	15,006
Other Consumer	15,515	—	38	—	—	15,553
Commercial/Agricultural non-real estate:
Commercial non-real estate	73,412	106	—	—	—	73,518
Agricultural non-real estate	16,494	205	642	—	—	17,341
Total originated loans	$613,336	$1,660	$4,793	$—	$—	$619,789
Acquired Loans:
Residential real estate:
One to four family	$84,281	$2,657	$1,935	$—	$—	$88,873
Commercial/Agricultural real estate:
Commercial real estate	145,674	5,808	5,602	—	—	157,084
Agricultural real estate	50,215	—	6,211	—	—	56,426
Multi-family real estate	7,661	—	165	—	—	7,826
Construction and land development	6,287	183	409	—	—	6,879
Consumer non-real estate:
Other Consumer	4,639	—	22	—	—	4,661
Commercial/Agricultural non-real estate:
Commercial non-real estate	35,221	1,338	2,350	—	—	38,909
Agricultural non-real estate	16,644	50	2,292	—	—	18,986
Total acquired loans	$350,622	$10,036	$18,986	$—	$—	$379,644
Total Loans:
Residential real estate:
One to four family	$202,742	$2,822	$4,362	$—	$—	$209,926
Purchased HELOC loans	12,883	—	—	—	—	12,883
Commercial/Agricultural real estate:
Commercial real estate	345,900	6,005	6,054	—	—	357,959
Agricultural real estate	77,796	987	7,232	—	—	86,015
Multi-family real estate	69,235	—	165	—	—	69,400
Construction and land development	22,100	183	408	—	—	22,691
Consumer non-real estate:
Originated indirect paper	56,371	—	214	—	—	56,585
Purchased indirect paper	15,006	—	—	—	—	15,006
Other Consumer	20,154	—	60	—	—	20,214
Commercial/Agricultural non-real estate:
Commercial non-real estate	108,633	1,444	2,350	—	—	112,427
Agricultural non-real estate	33,138	255	2,934	—	—	36,327
Gross loans	$963,958	$11,696	$23,779	$—	$—	$999,433
Less:
Unearned net deferred fees and costs and loans in process						409
Unamortized discount on acquired loans						(7,286)
Allowance for loan losses						(7,604)
Loans receivable, net						$984,952

Below is a breakdown of loans by risk rating as of September 30, 2018:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$120,029	$—	$2,768	$—	$—	$122,797
Purchased HELOC loans	13,729	—	—	—	—	13,729
Commercial/Agricultural real estate:
Commercial real estate	167,808	511	—	—	—	168,319
Agricultural real estate	26,334	170	513	—	—	27,017
Multi-family real estate	44,645	—	122	—	—	44,767
Construction and land development	14,648	—	—	—	—	14,648
Consumer non-real estate:
Originated indirect paper	60,843	—	148	—	—	60,991
Purchased indirect paper	17,254	—	—	—	—	17,254
Other Consumer	15,877	—	114	—	—	15,991
Commercial/Agricultural non-real estate:
Commercial non-real estate	62,188	8	—	—	—	62,196
Agricultural non-real estate	16,321	630	563	—	—	17,514
Total originated loans	$559,676	$1,319	$4,228	$—	$—	$565,223
Acquired Loans:
Residential real estate:
One to four family	$71,419	$—	$1,836	$—	$—	$73,255
Commercial/Agricultural real estate:
Commercial real estate	45,394	469	2,521	—	—	48,384
Agricultural real estate	40,096	281	3,123	—	—	43,500
Multi-family real estate	3,118	—	176	—	—	3,294
Construction and land development	2,674	—	417	—	—	3,091
Consumer non-real estate:
Other Consumer	2,830	—	23	—	—	2,853
Commercial/Agricultural non-real estate:
Commercial non-real estate	12,707	61	1,290	—	—	14,058
Agricultural non-real estate	8,700	—	335	—	—	9,035
Total acquired loans	$186,938	$811	$9,721	$—	$—	$197,470
Total Loans:
Residential real estate:
One to four family	$191,448	$—	$4,604	$—	$—	$196,052
Purchased HELOC loans	13,729	—	—	—	—	13,729
Commercial/Agricultural real estate:
Commercial real estate	213,202	980	2,521	—	—	216,703
Agricultural real estate	66,430	451	3,636	—	—	70,517
Multi-family real estate	47,763	—	298	—	—	48,061
Construction and land development	17,322	—	417	—	—	17,739
Consumer non-real estate:
Originated indirect paper	60,843	—	148	—	—	60,991
Purchased indirect paper	17,254	—	—	—	—	17,254
Other Consumer	18,707	—	137	—	—	18,844
Commercial/Agricultural non-real estate:
Commercial non-real estate	74,895	69	1,290	—	—	76,254
Agricultural non-real estate	25,021	630	898	—	—	26,549
Gross loans	$746,614	$2,130	$13,949	$—	$—	$762,693
Less:
Unearned net deferred fees and costs and loans in process						557
Unamortized discount on acquired loans						(4,003)
Allowance for loan losses						(6,748)
Loans receivable, net						$752,499

Below is a breakdown of loans by risk rating as of September 30, 2017:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$130,837	$—	$1,543	$—	$—	$132,380
Purchased HELOC loans	18,071	—	—	—	—	18,071
Commercial/Agricultural real estate:
Commercial real estate	96,953	49	153	—	—	97,155
Agricultural real estate	10,051	497	80	—	—	10,628
Multi-family real estate	24,338	—	148	—	—	24,486
Construction and land development	12,399	—	—	—	—	12,399
Consumer non-real estate:
Originated indirect paper	85,330	8	394	—	—	85,732
Purchased indirect paper	29,555	—	—	—	—	29,555
Other Consumer	14,361	—	135	—	—	14,496
Commercial/Agricultural non-real estate:
Commercial non-real estate	35,102	—	96	—	—	35,198
Agricultural non-real estate	10,798	708	987	—	—	12,493
Total originated loans	$467,795	$1,262	$3,536	$—	$—	$472,593
Acquired Loans:
Residential real estate:
One to four family	$94,932	$873	$1,378	$—	$—	$97,183
Commercial/Agricultural real estate:
Commercial real estate	57,795	1,814	3,198	—	—	62,807
Agricultural real estate	51,516	266	5,592	—	—	57,374
Multi-family real estate	1,519	—	223	—	—	1,742
Construction and land development	6,739	—	570	—	—	7,309
Consumer non-real estate:
Other Consumer	6,130	—	42	—	—	6,172
Commercial/Agricultural non-real estate:
Commercial non-real estate	18,257	372	1,424	—	—	20,053
Agricultural non-real estate	11,259	28	93	—	—	11,380
Total acquired loans	$248,147	$3,353	$12,520	$—	$—	$264,020
Total Loans:
Residential real estate:
One to four family	$225,769	$873	$2,921	$—	$—	$229,563
Purchased HELOC loans	18,071	—	—	—	—	18,071
Commercial/Agricultural real estate:
Commercial real estate	154,748	1,863	3,351	—	—	159,962
Agricultural real estate	61,567	763	5,672	—	—	68,002
Multi-family real estate	25,857	—	371	—	—	26,228
Construction and land development	19,138	—	570	—	—	19,708
Consumer non-real estate:
Originated indirect paper	85,330	8	394	—	—	85,732
Purchased indirect paper	29,555	—	—	—	—	29,555
Other Consumer	20,491	—	177	—	—	20,668
Commercial/Agricultural non-real estate:
Commercial non-real estate	53,359	372	1,520	—	—	55,251
Agricultural non-real estate	22,057	736	1,080	—	—	23,873
Gross loans	$715,942	$4,615	$16,056	$—	$—	$736,613
Less:
Unearned net deferred fees and costs and loans in process						1,471
Unamortized discount on acquired loans						(5,089)
Allowance for loan losses						(5,942)
Loans receivable, net						$727,053

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

Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the three months ended December 31, 2018, and the years ended September 30, 2018 and September 30, 2017. A summary of the changes in those loans is as follows:

	December 31, 2018	September 30, 2018	September 30, 2017
Balance—beginning of year	$234	$596	$221
New loan originations	12	—	2
Repayments	(124)	(257)	(13)
Acquired previously originated director loans	10,982	—	—
Previously originated loans for new director	—	—	386
Previously originated loans for previous director	—	(105)	—
Balance—end of year	$11,104	$234	$596
Available and unused lines of credit	$37	$17	$18
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
Changes in the ALL by loan type for the periods presented below were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Three Months Ended December 31, 2018:
Allowance for Loan Losses:
Beginning balance, October 1, 2018	$1,035	$3,276	$664	$1,040	$282	$6,297
Charge-offs	(11)	—	(78)	—	—	(89)
Recoveries	—	—	22	—	—	22
Provision	30	700	20	200	—	950
Allowance allocation adjustment	(6)	43	13	18	(68)	—
Total Allowance on originated loans	$1,048	$4,019	$641	$1,258	$214	$7,180
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, October 1, 2018	$169	$168	$85	$29	$—	$451
Charge-offs	(32)	—	(1)	—	—	(33)
Recoveries	4	—	2	—	—	6
Provision	—	—	—	—	—	—
Allowance allocation adjustment	64	15	(21)	3	(61)	—
Total allowance on other acquired loans	$205	$183	$65	$32	$(61)	$424
Total allowance on acquired loans	$205	$183	$65	$32	$(61)	$424
Ending Balance, December 31, 2018	$1,253	$4,202	$706	$1,290	$153	$7,604
Allowance for Loan Losses at December 31, 2018:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$156	$25	$37	$9	$—	$227
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,097	$4,177	$669	$1,281	$153	$7,377
Loans Receivable as of December 31, 2018:
Ending balance of originated loans	$133,936	$307,849	$87,145	$90,859	$—	$619,789
Ending contractual balance of purchased credit-impaired loans	3,004	19,887	—	6,048	—	28,939
Ending balance of other acquired loans	85,869	208,329	4,661	51,846	—	350,705
Ending balance of loans	$222,809	$536,065	$91,806	$148,753	$—	$999,433
Ending balance: individually evaluated for impairment	$7,653	$11,722	$373	$2,770	$—	$22,518
Ending balance: collectively evaluated for impairment	$215,156	$524,343	$91,433	$145,983	$—	$976,915

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2018:
Allowance for Loan Losses:
Beginning balance, October 1, 2017	$1,458	$2,523	$936	$897	$128	$5,942
Charge-offs	(96)	(1)	(309)	(52)	—	(458)
Recoveries	45	—	117	12	—	174
Provision	—	755	85	230	—	1,070
Allowance allocation adjustment	(372)	(1)	(165)	(47)	154	(431)
Total Allowance on originated loans	$1,035	$3,276	$664	$1,040	$282	$6,297
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, October 1, 2017	$—	$—	$—	$—	$—	$—
Charge-offs	(106)	(73)	(70)	—	—	(249)
Recoveries	34	—	5	—	—	39
Provision	70	120	25	15	—	230
Allowance allocation adjustment	171	121	125	14	—	431
Total Allowance on other acquired loans	$169	$168	$85	$29	$—	$451
Total Allowance on acquired loans	$169	$168	$85	$29	$—	$451
Ending balance, September 30, 2018	$1,204	$3,444	$749	$1,069	$282	$6,748
Allowance for Loan Losses at September 30, 2018:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$97	$23	$39	$43	$—	$202
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,107	$3,421	$710	$1,026	$282	$6,546
Loans Receivable as of September 30, 2018:
Ending balance of originated loans	$136,526	$254,751	$94,236	$79,710	$—	$565,223
Ending contractual balance of purchased credit-impaired loans	450	7,173	645	739	—	9,007
Ending balance of other acquired loans	72,805	91,096	2,208	22,354	—	188,463
Ending balance of loans	$209,781	$353,020	$97,089	$102,803	$—	$762,693
Ending balance: individually evaluated for impairment	$8,198	$10,894	$393	$2,894	$—	$22,379
Ending balance: collectively evaluated for impairment	$201,583	$342,126	$96,696	$99,909	$—	$740,314

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Year Ended September 30, 2017:
Allowance for Loan Losses:
Beginning balance, October 1, 2016	$2,039	$1,883	$1,466	$652	$28	$6,068
Charge-offs	(233)	—	(389)	(9)	—	(631)
Recoveries	14	—	171	1	—	186
Provision	81	130	59	41	8	319
Allowance allocation adjustment	(443)	510	(371)	212	92	—
Total Allowance on originated loans	$1,458	$2,523	$936	$897	$128	$5,942
Purchased credit impaired loans	$—	$—	$—	$—	$—	$—
Other acquired loans	$—	$—	$—	$—	$—	$—
Total Allowance on acquired loans	$—	$—	$—	$—	$—	$—
Ending balance, September 30, 2017	$1,458	$2,523	$936	$897	$128	$5,942
Allowance for Loan Losses at September 30, 2017:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$214	$—	$64	$23	$—	$301
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,244	$2,523	$872	$874	$128	$5,641
Loans Receivable as of September 30, 2017:
Ending balance of originated loans	$150,451	$144,668	$126,165	$47,691	$—	$468,975
Ending contractual balance of purchased credit-impaired loans	586	7,995	—	3,454	—	12,035
Ending balance of other acquired loans	96,597	121,237	6,172	27,979	—	251,985
Ending balance of loans	$247,634	$273,900	$132,337	$79,124	$—	$732,995
Ending balance: individually evaluated for impairment	$4,021	$996	$702	$1,791	$—	$7,510
Ending balance: collectively evaluated for impairment	$243,613	$272,904	$131,635	$77,333	$—	$725,485

During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party. The third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. A restricted reserve account was established at 3% of the outstanding consumer loan balances purchased, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. As of December 31, 2018, the balance of the consumer loans purchased was $15,006 compared to $17,254 and$29,555 as of September 30, 2018 and September 30, 2017, respectively. New purchases from this third party ceased in fiscal 2017. The balance in the cash reserve account at December 31, 2018 was $471, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, none of the purchased loans have been charged off by the Bank.
In September 2017, the Bank purchased, on a non-recourse basis, a 90% participation in $23,977 of loans secured by second liens on certain residential real estate properties. The seller retained servicing of the purchased loans, and is paid a 40 basis point servicing fee, based on the outstanding balance of the purchased loans. The balance of the Bank's share of the purchased loans was $12,883, $13,729 and $18,071 at December 31, 2018, September 30, 2018 and September 30, 2017, respectively.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Residential Real Estate			Commercial/Agriculture Real Estate Loans			Consumer non-Real Estate			Commercial/Agriculture non-Real Estate			Totals
	Dec 31,	Sep 30,	Sep 30,	Dec 31,	Sep 30,	Sep 30,	Dec 31,	Sep 30,	Sep 30,	Dec 31,	Sep 30,	Sep 30,	Dec 31,	Sep 30,	Sep 30,
	2018	2018	2017	2018	2018	2017	2018	2018	2017	2018	2018	2017	2018	2018	2017
Performing loans
Performing TDR loans	$3,319	$3,468	$3,085	$2,209	$1,646	$1,890	$99	$109	$167	$428	$481	$88	$6,055	$5,704	$5,230
Performing loans other	216,636	203,457	242,198	531,030	348,238	268,619	91,373	96,694	131,695	146,249	100,273	77,213	985,288	748,662	719,725
Total performing loans	219,955	206,925	245,283	533,239	349,884	270,509	91,472	96,803	131,862	146,677	100,754	77,301	991,343	754,366	724,955

Nonperforming loans (1)
Nonperforming TDR loans	785	531	593	577	694	—	—	17	28	1,305	1,472	—	2,667	2,714	621
Nonperforming loans other	2,069	2,325	1,758	2,249	2,442	3,391	334	269	447	771	577	1,823	5,423	5,613	7,419
Total nonperforming loans	2,854	2,856	2,351	2,826	3,136	3,391	334	286	475	2,076	2,049	1,823	8,090	8,327	8,040
Total loans	$222,809	$209,781	$247,634	$536,065	$353,020	$273,900	$91,806	$97,089	$132,337	$148,753	$102,803	$79,124	$999,433	$762,693	$732,995

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s consumer real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of December 31, 2018, September 30, 2018 and 2017, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
December 31, 2018
Residential real estate:
One to four family	$3,060	$861	$2,122	$6,043	$203,883	$209,926	$2,331	$471
Purchased HELOC loans	820	572	51	1,443	11,440	12,883	$—	51
Commercial/Agricultural real estate:
Commercial real estate	1,060	872	93	2,025	355,934	357,959	745	—
Agricultural real estate	1,360	—	2,113	3,473	82,542	86,015	2,019	—
Multi-family real estate	—	—	—	—	69,400	69,400	—	—
Construction and land development	526	175	15	716	21,975	22,691	63	—
Consumer non-real estate:
Originated indirect paper	285	167	130	582	56,003	56,585	106	45
Purchased indirect paper	340	200	157	697	14,309	15,006	—	157
Other Consumer	179	98	26	303	19,911	20,214	14	12
Commercial/Agricultural non-real estate:
Commercial non-real estate	399	70	288	757	111,670	112,427	1,314	—
Agricultural non-real estate	530	67	510	1,107	35,220	36,327	762	—
Total	$8,559	$3,082	$5,505	$17,146	$982,287	$999,433	$7,354	$736
September 30, 2018
Residential real estate:
One to four family	$3,098	$1,319	$2,100	$6,517	$189,535	$196,052	$1,939	$917
Purchased HELOC loans	186	51	—	237	13,492	13,729	—	—
Commercial/Agricultural real estate:
Commercial real estate	—	243	—	243	216,460	216,703	306	—
Agricultural real estate	334	25	2,507	2,867	67,650	70,517	2,637	—
Multi-family real estate	—	—	122	122	47,939	48,061	122	—
Construction and land development	—	—	19	19	17,720	17,739	71	—
Consumer non-real estate:
Originated indirect paper	384	68	41	493	60,498	60,991	57	10
Purchased indirect paper	354	162	138	654	16,600	17,254	—	138
Other Consumer	143	38	58	239	18,605	18,844	29	52
Commercial/Agricultural non-real estate:
Commercial non-real estate	165	14	164	343	75,911	76,254	1,196	—
Agricultural non-real estate	247	69	563	879	25,670	26,549	853	—
Total	$4,911	$1,989	$5,712	$12,613	$750,080	$762,693	$7,210	$1,117

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
September 30, 2017
Residential real estate:
One to four family	$2,811	$393	$1,228	$4,432	$225,131	$229,563	$2,200	$151
Purchased HELOC loans	250	—	—	250	17,821	18,071	—	—
Commercial/Agricultural real estate:
Commercial real estate	332	70	282	684	159,278	159,962	572	—
Agricultural real estate	57	—	2,405	2,462	65,540	68,002	2,723	96
Multi-family real estate	—	—	—	—	26,228	26,228	—	—
Construction and land development	—	—	—	—	19,708	19,708	—	—
Consumer non-real estate:
Originated indirect paper	426	112	123	661	85,071	85,732	74	80
Purchased indirect paper	601	305	221	1,127	28,428	29,555	—	221
Other Consumer	120	79	57	256	20,412	20,668	76	25
Commercial/Agricultural non-real estate:
Commercial non-real estate	75	23	156	254	54,997	55,251	1,618	—
Agricultural non-real estate	757	—	120	877	22,996	23,873	189	16
Total	$5,429	$982	$4,592	$11,003	$725,610	$736,613	$7,452	$589
At December 31, 2018, the Company has identified impaired loans of $47,334, consisting of $8,722 TDR loans, the carrying amount of purchased credit impaired loans of $24,816 and $13,796 of substandard non-TDR loans. The $47,334 total of impaired loans includes $6,055 of performing TDR loans. At September 30, 2018, the Company had identified impaired loans of $22,379, consisting of $8,418 TDR loans, the contractual balance of purchased credit impaired loans of $9,007 and $4,954 of substandard non-TDR loans. The $22,379 total of impaired loans includes $5,704 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of December 31, 2018, September 30, 2018 and September 30, 2017 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With No Related Allowance Recorded:
Residential real estate	$8,873	$8,873	$—	$7,915	$88
Commercial/agriculture real estate	28,850	28,850	—	19,673	304
Consumer non-real estate	226	226	—	225.5	4
Commercial/agricultural non-real estate	6,900	6,900	—	4,522	105
Total	$44,849	$44,849	$—	$32,336	$501
With An Allowance Recorded:
Residential real estate	$1,332	$1,332	$156	$1,280	$17
Commercial/agriculture real estate	979	979	25	820	—
Consumer non-real estate	147	147	37	154	1
Commercial/agricultural non-real estate	27	27	9	73	1
Total	$2,485	$2,485	$227	$2,327	$19
December 31, 2018 Totals
Residential real estate	$10,205	$10,205	$156	$9,195	$105
Commercial/agriculture real estate	29,829	29,829	25	20,493	304
Consumer non-real estate	373	373	37	380	5
Commercial/agricultural non-real estate	6,927	6,927	9	4,595	106
Total	$47,334	$47,334	$227	$34,663	$520
At December 31, 2018, the Company had six residential real estate loans, secured by residential real estate properties, for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction, with a recorded investment of $824.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2018
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
September 30, 2018 Totals
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
September 30, 2017 Totals
Residential real estate	$5,213	$5,213	$214	$4,985	$11
Commercial/agriculture real estate	12,626	12,626	—	4,460	2
Consumer non-real estate	702	702	65	646	16
Commercial/agricultural non-real estate	5,818	5,818	23	2,729	11
Total	$24,359	$24,359	$302	$12,820	$40

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 7 delinquent TDR's, greater than 60 days past due, with a recorded investment of $1,211 at December 31, 2018, 13 delinquent TDRs, greater than 60 days past due, with a recorded investment of $1,534 at September 30, 2018, compared to 2 such loans with a recorded investment of $504 at September 30, 2017.
Following is a summary of TDR loans by accrual status as of December 31, 2018, September 30, 2018 and September 30, 2017.

	December 31	September 30,
	2018	2018	2,017
Troubled debt restructure loans:
Accrual status	$6,055	$5,731	$5,230
Non-accrual status	2,667	2,687	621
Total	$8,722	$8,418	$5,851

During the three months ended December 31, 2018, we committed to refinance two acquired loans totaling $139 at maturity. These loans were considered TDR's upon refinancing, subsequent to December 31, 2018. There was $4 available on one unused line of credit loan meeting our TDR criteria as of December 31, 2018. During the three months ended September 30, 2018, we committed to refinance one acquired loan totaling $53 at maturity. This loan was considered a TDR upon refinancing, subsequent to September 30, 2018. There were no unused lines of credit meeting our TDR criteria as of September 30, 2018. There were no TDR commitments or unused lines of credit as of September 30, 2017.
The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the quarter ended December 31, 2018 and the years ended September 30, 2018 and 2017:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three Months Ended December 31, 2018
TDRs:
Residential real estate	4	$240	$—	$—	$—	$240	$240	$—
Commercial/Agricultural real estate	2	—	581	—	21	602	602	—
Consumer non-real estate	—	—	—	—	—	—	—	—
Commercial/Agricultural non-real estate	1	24	—	—	—	24	24	—
Totals	7	$264	$581	$—	$21	$866	$866	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Year Ended September 30, 2018
TDRs:
Residential real estate	14	$851	$—	$12	$195	$1,058	$1,058	$36
Commercial/Agricultural real estate	12	377	410	780	339	1,906	1,906	5
Consumer non-real estate	1	4	—	—	—	4	4	—
Commercial/Agricultural non-real estate	9	714	807	611	—	2,132	2,132	—
Totals	36	$1,946	$1,217	$1,403	$534	$5,100	$5,100	$41

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Year Ended September 30, 2017
TDRs:
Residential real estate	9	$—	$—	$679	$236	$915	$915	$24
Commercial/Agricultural real estate	8	—	—	1,822	68	1,890	1,890	—
Consumer non-real estate	4	—	—	4	28	32	32	—
Commercial/Agricultural non-real estate	2	—	—	—	93	93	93	—
Totals	23	$—	$—	$2,505	$425	$2,930	$2,930	$24

A summary of loans by loan class modified in a troubled debt restructuring as of December 31, 2018, September 30, 2018 and September 30, 2017:

	December 31, 2018		September 30, 2018		September 30, 2017
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	41	$4,103	39	$3,999	32	$3,678
Commercial/Agricultural real estate	19	2,787	19	2,340	8	1,890
Consumer non-real estate	13	99	16	126	20	195
Commercial/Agricultural non-real estate	10	1,733	10	1,953	2	88
Total loans	83	$8,722	84	$8,418	62	$5,851
The following table provides information related to restructured loans that were considered in default as of December 31, 2018, September 30, 2018 and September 30, 2017:
:

	December 31, 2018		September 30, 2018		September 30, 2017
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	7	$785	5	$504	4	$593
Commercial/Agricultural real estate	4	577	5	694	—	—
Consumer non-real estate	—	—	2	17	3	28
Commercial/Agricultural non-real estate	8	1,305	7	1,459	—	—
Total troubled debt restructurings	19	$2,667	19	$2,674	7	$621
Included above are seven TDR loans that defaulted during the three months ended December 31, 2018.

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

December 31, 2018
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	28,939
Carrying amount	24,816
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	350,705
Carrying amount	347,542
Total acquired loans
Outstanding balance	379,644
Carrying amount	372,358
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

	December 31, 2018	September 30, 2018	September 30, 2017
Balance at beginning of period	$2,325	$2,893	$192
Acquisitions	1,020	—	2,802
Reduction due to unexpected early payoffs	—	—	—
Reclass from non-accretable difference	—	—	—
Disposals/transfers	—	—	—
Accretion	(182)	(568)	(101)
Balance at end of period	$3,163	$2,325	$2,893
Non-accretable yield on purchased credit impaired loans was $4,123, $1,678 and $2,196 at December 31, 2018, September 30, 2018 and September 30, 2017, respectively.
The following table reflects amounts for all acquired credit impaired and acquired performing loans acquired from United Bank at acquisition.

	Acquired Credit Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Contractually required cash flows at acquisition	$20,266	$183,317	$203,583
Non-accretable difference (expected losses and foregone interest)	(2,704)	—	(2,704)
Cash flows expected to be collected at acquisition	17,562	183,317	200,879
Accretable yield	—	(1,020)	(1,020)
Fair value of acquired loans at acquisition	$17,562	182,297	$199,859

NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of December 31, 2018, September 30, 2018 and September 30, 2017 were $518,476, $281,289 and $282,392, respectively, and consisted of one- to four-family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $3,182, $3,410 and $3,208, at December 31, 2018, September 30, 2018 and September 30, 2017, respectively. Mortgage servicing rights activity for the three months ended December 31, 2018 and the years ended September 30, 2018 and September 30, 2017 were as follows:

	Three months ended	Years ended September 30,
	December 31, 2018	2018	2017
Balance at beginning of period	$1,840	$1,886	$—
MSR asset acquired	2,721	—	1,909
Increase in MSR assets resulting from transfers of financial assets	100	289	13
Amortization during the period	(175)	(335)	(36)
Valuation allowance at end of period	—	—	—
Net book value at end of period	$4,486	$1,840	$1,886
Fair value of MSR asset at end of period	$5,214	$2,669	$1,951
Residential mortgage loans serviced for others	$518,476	$281,289	$282,392
Net book value of MSR asset to loans serviced for others	0.87%	0.65%	0.67%
At December 31, 2018, the estimated future aggregate amortization expense for the MSRs is as follows. The estimated amortization expense is based on existing mortgage servicing asset balances. The timing of amortization expense actually recognized in future periods may differ significantly based on actual prepayment speeds, mortgage interest rates and other factors.

Amortization Expense
2019	$1,030
2020	950
2021	858
2022	752
2023	669
After 2023	227
Total	$4,486
NOTE 6 - OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment for each of the periods shown below consisted of the following:

	December 31, 2018	September 30, 2018	September 30. 2017
Land	$2,335	$1,369	$1,573
Buildings	11,026	8,838	8,877
Furniture, equipment and vehicles	5,926	5,334	4,240
Subtotals	19,287	15,541	14,690
Less--Accumulated depreciation	(5,774)	(5,507)	(5,045)
Office properties and equipment, net	$13,513	$10,034	$9,645
Depreciation expense was $313, $1,054 and $864 for the three months ended December 31, 2018 and the years ended September 30, 2018 and 2017, respectively.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS
Goodwill--Goodwill was $31,474, $10,444 and $10,444 as of December 31, 2018, September 30, 2018 and September 30, 2017, respectively. The following table provides changes in goodwill during the periods ended December 31, 2018, September 30, 2018 and September 30, 2017:

	Three Months ended	Years ended September 30,
	December 31, 2018	2018	2017
Balance at beginning of period	$10,444	$10,444	$4,663
United Bank acquisition (see Note 2)	21,030	—	—
WFC acquisition	—	—	5,781
Impairment	—	—	—
Balance at end of period	$31,474	$10,444	$10,444
Intangible assets--Intangible assets consist of core deposit intangibles arising from various bank acquisitions and the premium on the Wells Insurance Agency customer relationships. A summary of intangible assets and related amortization for the periods shown below follows:

	Three Months ended	Years ended September 30,
	December 31, 2018	2018	2017
Gross carrying amount	$11,216	$8,195	$8,195
Accumulated amortization	(3,715)	(3,390)	(2,746)
Net book value	$7,501	$4,805	$5,449
Additions during the period (1)	$3,021	$—	$4,796
Amortization during the period	$325	$644	$219
(1) Intangible asset additions at December 31, 2018 included the United Bank core deposit intangible asset in the amount of $3,021. Intangible asset additions at September 30, 2017 included the WFC core deposit intangible asset of $4,178 and the premium on the Wells Insurance Agency customer relationships in the amount of $618.
At December 31, 2018, the estimated future aggregate amortization expense for the intangible assets are as follows:

Intangible Assets
2019	$1,365
2020	1,384
2021	1,384
2022	1,237
2023	543
After 2023	1,588
Total	$7,501
NOTE 8—DEPOSITS
The following is a summary of deposits by type at December 31, 2018, September 30, 2018 and September 30, 2017, respectively:

	December 31, 2018	September 30, 2018	September 30, 2017
Non-interest bearing demand deposits	$155,405	$87,495	$75,318
Interest bearing demand deposits	169,310	139,276	147,912
Savings accounts	192,310	97,329	102,756
Money market accounts	126,021	109,314	125,749
Certificate accounts	364,466	313,115	290,769
Total deposits	$1,007,512	$746,529	$742,504
Brokered deposits included above:	$55,330	$50,369	$42,840

At December 31, 2018, the scheduled maturities of time deposits were as follows:

2019	$203,385
2020	90,576
2021	49,550
2022	19,436
2023	1,519
After 2023	—
Total	$364,466
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at December 31, 2018, September 30, 2018 and September 30, 2017 amounted to $3,434, $831 and $823, respectively.
NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2018, September 30, 2018 and September 30, 2017 is as follows:

	December 31, 2018	September 30, 2018	September 30, 2017
Advances from FHLB:
Fixed rates	$43,000	$40,000	$90,000
Overnight borrowings	67,000	23,000	—
Total FHLB advances	$110,000	$63,000	$90,000
Less: unamortized discount on acquired borrowings	(187)	—	—
Net FHLB advances	109,813	63,000	90,000

Other borrowings:
Senior notes:
Variable rate due in May 2021	$—	$—	$10,694
Variable rate due in August 2022	—	—	5,000
Variable rate due in August 2030	10,000	10,000	—
	10,000	10,000	15,694
Subordinated notes:
6.75% due August 2027, variable rate commencing August 2022	15,000	15,000	15,000
Less: unamortized debt issuance costs	(353)	(381)	(375)
Total other borrowings	$24,647	$24,619	$30,319

Totals	$134,460	$87,619	$120,319
Federal Home Loan Bank Advances and Irrevocable Standby Letters of Credit
The Bank had an outstanding balance of $67,000 with a rate of 2.61% on the FHLB variable rate overnight borrowings at December 31, 2018. Short-term fixed rate FHLB advances of $98,813 mature on various dates through 2019.The Bank acquired one $11,000 long-term FHLB note as a result of the United Bank acquisition, with a 2.45% rate and February 1, 2022 maturity date. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. The FHLB variable rate open line of credit and fixed rate advances are secured by $589,731 of real estate and commercial and industrial loans.
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $87,359, $45,308 and $30,233 at December 31, 2018, September 30, 2018 and September 30, 2017, respectively.

At December 31, 2018, the Bank’s available and unused portion of this borrowing arrangement was approximately $178,620 compared to $226,223 and $92,959 as of September 30, 2018 and September 30, 2017.
Maximum month-end amounts outstanding under this borrowing agreement were $109,813, $109,500 and $90,000 during the three months ended December 31, 2018 and the twelve months ended September 30, 2018 and 2017, respectively.
Senior Notes and Revolving Line of Credit
On August 1, 2018, the Company entered into a credit agreement, consisting of a $10,000 term note. The term note matures on August 1, 2030, and bears interest at variable interest rates based on the U.S. Prime Rate, and are payable in accordance with the terms of the credit agreement. The contractual interest rate for the term note ranged from 4.50% to 4.75% during the three-months ended December 31, 2018. At December 31, 2018, there were no borrowings outstanding on the revolving loan.
On May 30, 2017, the Company extended a $5,000 term loan facility, which was funded on August 17, 2017, and was to mature on August 15, 2022 with a ten year amortization. The variable rate senior notes provided for a floating interest rate that reset quarterly at rates indexed to the three-month London interbank offered rate ("LIBOR") plus 2.70%. The contractual interest rates for those notes ranged from 4.01% to 5.07% during the year ended September 30, 2018, and from 3.44% to 4.01% during the year ended September 30, 2017. On August 1, 2018, the Company repaid these outstanding senior note obligations in full, and terminated all related loan agreements.
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
Debt Issuance Costs
Debt issuance costs, consisting primarily of investment banking and loan origination fees, of $89 and $380 were incurred in conjunction with the issuance of the aforementioned senior and subordinated notes during the years ended September 30, 2018 and September 30, 2017, respectively. The unamortized amount of debt issuance costs was $353, $381 and $375 at December 31, 2018, September 30, 2018 and September 30, 2017, respectively. These debt issuance costs are included in other borrowings on the consolidated balance sheet.
Maturities of FHLB advances and other borrowings are as follows:

Years ending December 31,
2019	$98,813
2020	—
2021	—
2022	11,000
2023	—
Thereafter	24,647
$134,460

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2018, the Bank and Company were categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2018, September 30, 2018 and 2017, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2018
Total capital (to risk weighted assets)	$126,440,000	12.7%	$79,651,000	> =	8.0%	$99,563,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	118,836,000	11.9%	59,738,000	> =	6.0%	79,651,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	118,836,000	11.9%	44,804,000	> =	4.5%	64,716,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	118,836,000	9.7%	48,976,000	> =	4.0%	61,220,000	> =	5.0%
As of September 28, 2018
Total capital (to risk weighted assets)	$95,799,000	13.1%	$58,614,000	> =	8.0%	$73,268,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	89,051,000	12.2%	43,961,000	> =	6.0%	58,614,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	89,051,000	12.2%	32,971,000	> =	4.5%	47,624,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	89,051,000	9.2%	38,765,000	> =	4.0%	48,456,000	> =	5.0%
As of September 30, 2017
Total capital (to risk weighted assets)	$88,511,000	13.2%	$53,504,000	> =	8.0%	$66,880,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	82,569,000	12.4%	40,128,000	> =	6.0%	53,504,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	82,569,000	12.4%	30,096,000	> =	4.5%	43,472,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	82,569,000	9.2%	35,776,000	> =	4.0%	44,720,000	> =	5.0%

The Company's Tier 1 (leverage) and risk-based capital ratios at December 31, 2018, September 30, 2018 and September 30, 2017, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2018
Total capital (to risk weighted assets)	$123,657,000	12.4%	$79,651,000	> =	8.0%	$99,563,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	101,053,000	10.2%	59,738,000	> =	6.0%	79,651,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	101,053,000	10.2%	44,804,000	> =	4.5%	64,716,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	101,053,000	8.3%	48,976,000	> =	4.0%	61,220,000	> =	5.0%
As of September 28, 2018
Total capital (to risk weighted assets)	$145,052,000	19.8%	$58,614,000	> =	8.0%	$73,268,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	123,304,000	16.8%	43,961,000	> =	6.0%	58,614,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	123,304,000	16.8%	32,971,000	> =	4.5%	47,624,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	123,304,000	12.7%	38,765,000	> =	4.0%	48,456,000	> =	5.0%
As of September 30, 2017
Total capital (to risk weighted assets)	$79,889,000	12.0%	$53,504,000	> =	8.0%	$66,880,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	58,947,000	8.8%	40,128,000	> =	6.0%	53,504,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	58,947,000	8.8%	30,096,000	> =	4.5%	43,472,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	58,947,000	6.6%	35,776,000	> =	4.0%	44,720,000	> =	5.0%
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
The following table reflects the annual cash dividend paid in the three months ended ended December 31, 2018 and years ended September 30, 2018 and 2017 respectively.

	December 31, 2018	September 30, 2018	September 30, 2017
Cash dividends per share	—	$0.20	$0.16
Stockholder record date	NA	02/09/2018	03/09/2017
Dividend payment date	NA	03/08/2018	03/23/2017

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Set forth below are the balances of the Company’s off-balance-sheet credit instruments consisting of commitments to make loans as of December 31, 2018, September 30, 2018 and September 30, 2017, respectively.

	Contract or Notional Amount at December 31,	Contract or Notional Amount at September 30,
	2018	2018	2017
Commitments to extend credit	$204,683	$121,197	$78,150
Commercial standby letter of credit	$3,118	$1,893	$1,644
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
Leases—The Company leases certain branch facilities and its administrative offices under operating leases. Rent expense under these operating leases was $237, $879 and $1,310 for the three months ended December 31, 2018, and the years ended September 30, 2018 and September 30, 2017, respectively. None of the Company’s leases contain contingent rental payments, purchase options, escalation or any other significant terms, conditions or restrictions that would affect the future minimum lease payments disclosed below.
Future minimum lease payments by year and in the aggregate under the original terms of the non-cancellable operating leases consist of the following:

2019	$948
2020	925
2021	809
2022	776
2023	705
After 2023	2,050
Total	$6,213

NOTE 12—RETIREMENT PLANS
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $126, $383 and $278 for the three months ended December 31, 2018 and the years ended September 30, 2018 and September 30, 2017, respectively.
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
NOTE 13 - STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provided for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of December 31, 2018, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provided for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provided for the grant of awards for up to 284,778 shares of the Company’s common stock. As of December 31, 2018, 284,778 options had been granted to eligible participants. This plan was terminated on January 18, 2018.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan was 597,605 shares. Under the Plan, the Compensation Committee could grant stock options and stock appreciation rights that, upon exercise, resulted in the issuance of 426,860 shares of the Company’s common stock. The Committee could also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of December 31, 2018, 89,183 restricted shares under this plan were granted. As of December 31, 2018, 181,000 options had been granted to eligible participants. Due to the plan's expiration, no new awards can be granted under this plan.
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
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan at the 2018 Annual Meeting of Stockholders. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of December 31, 2018, 41,221 restricted shares had been granted under this plan. As of December 31, 2018, no stock options had been granted under this plan.
Net compensation expense related to restricted stock awards from these plans was $127, $271 and $83 for the transition period ended December 31, 2018 and years ended September 30, 2018 and 2017, respectively.

Restricted Common Stock Awards

	Transition period ended		Year ended		Year ended
	December 31, 2018		September 30, 2018		September 30, 2017
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	52,172	$13.29	42,378	$12.07	23,159	$9.59
Granted	27,514	13.15	33,230	13.77	25,569	13.53
Vested	(4,279)	13.30	(11,589)	13.12	(6,350)	8.88
Forfeited	—	—	(11,847)	10.45	—	—
Unvested and outstanding at end of year	75,407	$13.24	52,172	$13.29	42,378	$12.07
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The net compensation cost recognized for stock-based employee compensation from both plans for the transition period ended December 31, 2018 and years ended September 30, 2018 and 2017 was $5, $12 and $31, respectively.
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Transition period ended December 31, 2018
Outstanding at beginning of year	121,670	$9.82
Exercised	(12,740)	7.04
Outstanding at end of year	108,930	$10.15	5.82
Exercisable at end of year	56,230	$8.83	4.01	$116
Fully vested and expected to vest	108,930	$10.15	5.82	$82
Year ended September 30, 2018
Outstanding at beginning of year	146,606	$9.45
Granted	8,000	13.60
Exercised	(6,042)	8.11
Forfeited or expired	(26,894)	9.31
Outstanding at end of year	121,670	$9.82	5.48
Exercisable at end of year	67,370	$8.38	3.42	$379
Fully vested and expected to vest	121,670	$9.82	5.48	$508
Year ended September 30, 2017
Outstanding at beginning of year	140,706	$8.67
Granted	23,000	13.75
Exercised	(14,100)	8.27
Forfeited or expired	(3,000)	11.00
Outstanding at end of year	146,606	$9.45	6.68
Exercisable at end of year	57,712	$7.70	3.89	$361
Fully vested and expected to vest	146,606	$9.45	6.68	$659

Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each period follows:

	Transition period ended December 31,	Years ended September 30,
	2018	2018	2017
Intrinsic value of options exercised	$81	$33	$69
Cash received from options exercised	$90	$50	$114
Tax benefit realized from options exercised	$—	$—	$—
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	Transition period ended December 31,	Years ended September 30,
	2018	2018	2017
Dividend yield	NA	1.18%	1.16%
Risk-free interest rate	NA	2.4%	2.2%
Weighted average expected life (years)	NA	10	10
Expected volatility	NA	2.3%	2.4%

NOTE 14 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Transition period ended December 31,	Years ended September 30,
	2018	2018	2017
Current tax provision
Federal	$574	$1,989	$572
State	194	530	117
	768	2,519	689
Deferred tax provision (benefit)
Federal	(153)	(410)	535
Federal deferred tax adjustment - the Tax Act	—	338	—
State	(54)	(121)	99
	(207)	(193)	634
Total	$561	$2,326	$1,323
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Transition period ended December 31,		Years ended September 30,
	2018		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$383	21.0%	$1,619	24.5%	$1,299	34.0%
State income taxes, net of federal	140	7.7%	409	6.2%	216	5.6%
Deferred tax adjustment - related to the Tax Act	—	—%	338	5.1%	—	—%
Tax exempt interest	(44)	(2.4)%	(198)	(3.0)%	(229)	(6.0)%
Other	82	4.5%	158	2.4%	37	1.0%
Total	$561	30.8%	$2,326	35.2%	$1,323	34.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018, September 30, 2018 and September 30, 2017, respectively:

	Transition period ended December 31,	Years ended September 30,
	2018	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,091	$1,822	$2,347
Deferred loan costs/fees	83	47	51
Director/officer compensation plans	143	126	90
Net unrealized loss on securities available for sale	698	1,027	178
Economic performance accruals	273	273	—
Other real estate	53	58	304
Deferred revenue	110	111	143
Loan Discounts	1,750	846	1,450
FHLB Advances	104	—	—
Other	17	10	100
Deferred tax assets	$5,322	$4,320	$4,663
Deferred tax liabilities:
Office properties and equipment	(971)	(742)	(1,039)
Federal Home Loan Bank stock	(94)	(88)	(128)
Core Deposit Intangible	(1,771)	(987)	(1,628)
Bank Owned Life Insurance	(282)	—	—
Other real estate	—	—	(114)
Prepaid expenses	(159)	(155)	(147)
Mortgage servicing rights	(1,234)	(496)	(685)
Other acquired intangibles	(96)	(152)	(264)
Deferred tax liabilities	$(4,607)	$(2,620)	$(4,005)
Net deferred tax assets	$715	$1,700	$658
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies,” above. At December 31, 2018, September 30, 2018 and September 30, 2017, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2018, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2015 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other noninterest expense. During the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017, the Company recognized penalties and interest expense in the amount of $0 for each period, related to income tax issues which is included in other noninterest expense in its consolidated statements of operations. The Company had a recorded liability of $9, $9 and $11, which is included in other liabilities in its consolidated balance sheets, for the payment of interest and penalties related to income tax issues as of December 31, 2018, September 30, 2018 and 2017, respectively.

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2018, September 30, 2018 and 2017.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Investment securities:
U.S. government agency obligations	$45,298	$—	$45,298	$—
Obligations of states and political subdivisions	34,728	—	34,728	—
Mortgage-backed securities	41,350	—	41,350	—
Agency Securities	148	—	148	—
Corporate debt securities	6,305	—	6,305	—
Corporate asset based securities	18,896	—	18,896	—
Total	$146,725	$—	$146,725	$—
September 30, 2018
Investment securities:
U.S. government agency obligations	$34,603	$—	$34,603	$—
Obligations of states and political subdivisions	34,554	—	34,554	—
Mortgage-backed securities	41,371	—	41,371	—
Agency Securities	182	—	182	—
Corporate debt securities	6,276	—	6,276	—
Corporate asset based securities	1,496	—	1,496	—
Total	$118,482	$—	$118,482	$—
September 30, 2017
Investment securities:
U.S. government agency obligations	$18,041	$—	$18,041	$—
Obligations of states and political subdivisions	35,795	—	35,795	—
Mortgage-backed securities	36,474	—	36,474	—
Agency securities	230	—	230	—
Corporate debt securities	5,343	—	5,343	—
Total	$95,883	$—	$95,883	$—

The following table presents additional information about the security available for sale measured at fair value on a recurring basis and for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017:

	Fair value measurements using significant unobservable inputs (Level 3)
	Transition period ended December 31,	Years ended September 30,
Securities available for sale	2018	2018	2017
Balance, beginning of year	$—	$—	$376
Payments received	—	—	(500)
Total gains or losses (realized/unrealized)
Included in earnings	—	—	124
Included in other comprehensive income	—	—	—
Transfers in and/or out of Level 3	—	—	—
Balance, end of year	$—	$—	$—
There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the transition period ended December 31, 2018 and the years ended September 30, 2018 and 2017, respectively.
The Level 3 security in the table above, consisted of one private placement collateralized debt obligation security, backed by trust preferred securities. The market for the trust preferred security was not active, and markets for similar securities were equally inactive. The new issue market was also inactive and there were very few market participants willing or able to transact for these trust preferred securities. In June 2017, this trust preferred security was called.

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2018, September 30, 2018 and September 30, 2017:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Foreclosed and repossessed assets, net	$2,570	$—	$—	$2,570
Impaired loans with allocated allowances	2,485	—	—	2,485
Mortgage servicing rights	5,214	—	—	5,214
Total	$10,269	$—	$—	$10,269
September 30, 2018
Foreclosed and repossessed assets, net	$2,768	$—	$—	$2,768
Impaired loans with allocated allowances	2,168	—	—	2,168
Mortgage servicing rights	2,669	—	—	2,669
Total	$7,605	$—	$—	$7,605
September 30, 2017
Foreclosed and repossessed assets, net	$6,017	$—	$—	$6,017
Impaired loans with allocated allowances	1,490	—	—	1,490
Mortgage servicing rights	1,951	—	—	1,951
Total	$9,458	$—	$—	$9,458
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at December 31, 2018, September 30, 2018 and September 30, 2017.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
December 31, 2018
Foreclosed and repossessed assets, net	$2,570	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,485	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$5,214	Discounted cash flows	Discounted rates	9.5% - 12.5%
September 30, 2018
Foreclosed and repossessed assets, net	$2,768	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,168	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$2,669	Discounted cash flows	Discounted rates	9.5% - 12.5%
September 30, 2017
Foreclosed and repossessed assets, net	$6,017	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$1,490	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$1,951	Discounted cash flows	Discounted rates	9.5% - 12.5%
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
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan, including estimates of prepayments and reasonable prepayment rates. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN, WFC and United Bank acquisitions approximates the fair value of the loans at December 31, 2018. The fair value of loans is considered to be a level 3 measurement.

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
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of fixed rate certificate accounts acquired through the United Bank acquisition approximates the fair value of the certificates at December 31, 2018 and represents a level 3 measurement.
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company's financial instruments as of the dates indicated below were as follows:

		December 31, 2018		September 30, 2018		September 30, 2017
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$45,778	$45,778	$34,494	$34,494	$41,677	$41,677
Other interest-bearing deposits	(Level II)	7,460	6,704	7,180	5,695	8,148	8,143
Securities available for sale "AFS"	See above	146,725	146,725	118,482	118,482	95,883	95,883
Securities held to maturity "HTM"	(Level II)	4,850	4,872	4,619	4,609	5,453	5,605
Non-marketable equity securities, at cost	(Level I)	11,261	11,261	7,218	7,218	7,292	7,292
Loans receivable, net	(Level III)	984,952	988,072	752,499	746,463	727,053	737,119
Loans held for sale	(Level II)	1,927	1,927	1,917	1,917	2,334	2,334
Mortgage servicing rights	(Level III)	4,486	5,214	1,840	2,669	1,886	1,951
Accrued interest receivable	(Level I)	4,307	4,307	3,600	3,600	3,291	3,291
Financial liabilities:
Deposits	(Level III)	$1,007,512	$1,005,488	$746,529	$751,548	$742,504	$746,025
FHLB advances	(Level II)	109,813	109,665	63,000	63,009	90,000	89,998
Other borrowings	(Level I)	24,647	24,647	24,619	24,619	30,319	30,319
Other liabilities	(Level I)	7,659	7,659	5,079	5,079	4,131	4,131
Accrued interest payable	(Level I)	406	406	335	335	227	227

NOTE 16—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share is as follows:

	Three months ended	Years ended
	December 31, 2018	September 30, 2018	September 30, 2017
Basic
Net income attributable to common shareholders	$1,261	$4,283	$2,499
Weighted average common shares outstanding (1)	10,942,920	5,943,891	5,361,843
Basic earnings per share	$0.12	$0.72	$0.47
Diluted
Net income attributable to common shareholders	$1,261	$4,283	$2,499
Weighted average common shares outstanding (1)	10,942,920	5,943,891	5,361,843
Add: Dilutive preferred shares impact prior to common stock conversion (2)	—	1,356,164	—
Add: Dilutive stock options outstanding	24,466	35,192	16,517
Average shares and dilutive potential common shares (1)(2)	10,967,386	7,335,247	5,378,360
Diluted earnings per share	$0.12	$0.58	$0.46
Additional common stock option shares that have not been included due to their antidilutive effect	28,000	—	22,000
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

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income (loss):

	For the three months ended, December 31,			For the years ended September 30,
	2018			2018			2017
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	$1,193	(328)	$865	$(3,134)	$844	$(2,290)	$(1,580)	$632	$(948)
Less: reclassification adjustment for losses included in net income	—	—	—	(17)	5	(12)	111	(44)	67
Less: reclassification of certain deferred tax effects (1)	—	—	—	(137)	—	(137)	—	—	—
Other comprehensive income (loss)	$1,193	$(328)	$865	$(3,288)	$849	$(2,439)	$(1,469)	$588	$(881)
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1, "Nature of Business and Summary of Significant Accounting Policies".

The following table shows the changes in the accumulated balances of other comprehensive income (loss):

	Unrealized Gains (Losses) on Securities	Other Comprehensive Income (Loss)
Balance, October 1, 2016	$614	$614
Current year-to-date other comprehensive loss, net of tax	(881)	(881)
Ending balance, September 30, 2017	$(267)	$(267)
Current year-to-date other comprehensive loss, net of tax	(2,439)	(2,439)
Ending balance, September 30, 2018	$(2,706)	$(2,706)
Current year-to-date other comprehensive income, net of tax	865	865
Ending balance, December 31, 2018	$(1,841)	$(1,841)

Reclassifications out of accumulated other comprehensive income for the three months ended December 31, 2018 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—		Net loss on sale of available for sale securities
Tax effect	—		Benefit for income taxes
Total reclassifications for the period	$—		Net loss attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

Reclassifications out of accumulated other comprehensive income for the twelve months ended September 30, 2018 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$(17)		Net loss on sale of available for sale securities
Tax effect	5		Provision for income taxes
Total reclassifications for the period	$(12)		Net loss attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

Reclassifications out of accumulated other comprehensive income for the twelve months ended September 30, 2017 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$111		Net gain on sale of available for sale securities
Tax effect	(44)		Provision for income taxes
Total reclassifications for the period	$67		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

NOTE 18—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY
The following condensed balance sheets as of December 31, 2018, September 30, 2018 and 2017, and condensed statements of operations and cash flows for the transition period ended December 31, 2018 and each of the years in the two-year period ended September 30, 2018 and 2017, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Condensed Balance Sheets

	December 31,	September 30,
	2018	2,018	2017
Assets
Cash and cash equivalents	$6,975	$58,991	$5,716
Investments	—	—	1,242
Other assets	336	279	5
Investment in subsidiary	155,970	101,594	97,105
Total assets	$163,281	$160,864	$104,068
Liabilities and Stockholders' Equity
Other borrowings	$24,647	$24,619	$30,319
Other liabilities	447	398	266
Total liabilities	25,094	25,017	30,585
Total stockholders’ equity	138,187	135,847	73,483
Total liabilities and stockholders’ equity	$163,281	$160,864	$104,068
Statements of Operations

	Transition period ended December 31,	Years Ended September 30,
	2018	2018	2017
Interest income	$—	$3	$1
Interest expense	394	1,740	594
Net interest expense	(394)	(1,737)	(593)
Dividend income from bank subsidiary	—	—	12,500
Operating income	—	5	—
Operating expenses	(803)	(1,333)	(1,376)
Net (loss) income before benefit for income taxes and equity in undistributed income (loss) of subsidiaries	(1,197)	(3,065)	10,531
Benefit for income taxes	201	829	602
Net (loss) earnings before equity in undistributed income (loss) of subsidiaries	(996)	(2,236)	11,133
Equity in undistributed income (loss) of subsidiaries	2,257	6,519	(8,634)
Net income	$1,261	$4,283	$2,499

Statements of Cash Flows

	Transition Period Ended December 31,	Years Ended September 30,
	2018	2018	2017
Change in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,261	$4,283	$2,499
Stock based compensation expense	5	12	31
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(2,257)	(6,519)	(3,866)
Increase in other assets	(44)	(223)	—
Increase in other liabilities	77	131	216
Net cash used in operating activities	(958)	(2,316)	(1,120)
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits	—	1,241	249
Proceeds from private placement stock offering, net of issuance costs	—	61,265	—
Cash consideration paid in business combination	(51,128)	—	(27,716)
Net capital expenditures	(12)	(50)	—
Net cash provided by (used in) investing activities	(51,140)	62,456	(27,467)
Cash flows from financing activities:
Proceeds from other borrowings, net of issuance costs	—	9,911	19,620
Equity costs to fund business combination	—	—	(259)
Repayments of other borrowings	—	(15,611)	(306)
Repurchase shares of common stock	—	(1)	(16)
Surrendered vested shares of common stock	(8)	(33)	(22)
Exercise of common stock options	90	50	114
Cash dividend from Bank to Holding Company	—	—	12,500
Cash dividends paid	—	(1,181)	(842)
Net cash (used in) provided by financing activities	82	(6,865)	30,789
Net increase in cash and cash equivalents	(52,016)	53,275	2,202
Cash and cash equivalents at beginning of year	58,991	5,716	3,514
Cash and cash equivalents at end of year	$6,975	$58,991	$5,716

NOTE 19—SUBSEQUENT EVENTS

F. & M. Bancorp Acquisition

On January 21, 2019, the Company and F&M Merger Sub, Inc., a newly formed Minnesota corporation and wholly-owned subsidiary of the Company (“Merger Sub”) entered into a merger agreement with F. & M. Bancorp. of Tomah, Inc. (“F&M”). The merger agreement provides that Merger Sub will merge with and into F&M, with F&M continuing as the surviving entity. Immediately after the merger, F&M will merge with and into the Company, with the Company continuing as the surviving entity. The merger agreement was unanimously approved and adopted by the Board of Directors of each of the Company and F&M.

The Company anticipates acquiring 100% of F&M’s common stock for a purchase price of approximately $21.6 million, of which approximately 85% will be paid in cash and the remaining 15% paid in common stock of the Company, subject to certain adjustments as provided in the merger agreement. The merger is expected to be completed in the second quarter of 2019. At September 30, 2018, F&M had approximately $194 million in total assets, $138 million in loans, and $149 million in deposits.
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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2018, under the supervision and with the participation of the Company's management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at reaching a level of reasonable assurance.
The report of management required under Item 9A is included under Item 8 of this report along with the Company's consolidated financial statements under the heading “Report by Citizens Community Bancorp, Inc.’s Management on Internal Control over Financial Reporting” and is incorporated herein by reference.
This Transition Report on Form 10-K includes an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the transition period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On October 19, 2018, we completed our acquisition of United Bank. In accordance with our integration efforts, we plan to incorporate United Bank operations into our internal control over financial reporting structure within the time frame provided by applicable SEC rules and regulations.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations”, “Audit Committee Matters – Audit Committee Financial Expert”, and “Corporate Governance Matters – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2019 .
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following three outside independent directors: Timothy Olson (Chairman), Richard McHugh and Kristina Bourget.
ITEM 11. EXECUTIVE COMPENSATION
The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership" and "Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2019.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2018, with respect to compensation plans under which shares of common stock were issued or available to be issued:

	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Common Shares Available for Future Issuance Under Equity
Plan Category	Warrants and Rights (1)	Warrants and Rights	Compensation Plans (2)
Equity compensation plans approved by security holders	108,930	$10.15	308,779
Equity compensation plans not approved by security holders	—	—	—
Total	108,930	$10.15	308,779

(1)Represents (a) 0 shares of our Common Stock to be issued upon exercise of outstanding stock options under the 2018 Equity Incentive Plan, (b) 81,700 shares of our Common Stock to be issued upon exercise of outstanding stock options under the 2008 Equity Incentive Plan, and (c) 27,230 shares of our Common Stock to be issued upon exercise of outstanding stock options under the 2004 Stock Option and Incentive Plan (together with the 2008 Equity Incentive Plan, the "Prior Plans").
(2)Represents 308,779 shares of our Common Stock available for issuance under the 2018 Equity Incentive Plan. No new awards may be granted under the Prior Plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2019.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Transition Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP)
Consolidated Balance Sheets as of December 31, 2018, September 30, 2018 and 2017
Consolidated Statements of Operations for the Transition Period Ended December 31, 2018, the Three Month Period Ended December 31, 2017 (Unaudited) and the Years Ended September 30, 2018 and 2017
Consolidated Statements of Comprehensive Income (Loss) for the Transition Period Ended December 31, 2018 and the Years Ended September 30, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the Transition Period Ended December 31, 2018 and the Years Ended September 30, 2018 and 2017
Consolidated Statements of Cash Flows for the Transition Period Ended December 31, 2018 and the Years Ended September 30, 2018 and 2017
Notes to Consolidated Financial Statements
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

2.2
Stock Purchase Agreement between Citizens Community Bancorp, Inc. United Bank and United Bancorporation, dated June 20, 2018 (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

2.3
First Amendment to Stock Purchase Agreement by and among Citizens Community Bancorp, Inc., United Bank and United Bancorporation, dated August 13, 2018 (incorporated by reference to Exhibit 2.4 to the Company's Form 10-K filed on December 10, 2018 (File No. 001-33003)).

2.4
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

10.7+
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

10.9+
Form of Stock Option Agreement under the Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan (incorporated by referent to Exhibit 10.13 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2014 (File No. 001-33003)).

10.10+
Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A. and Stephen Bianchi, dated May 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 26, 2017 (File No. 001-33003)).

10.11
Second Amended and Restated Loan Agreement with First Tennessee, National Association dated May 30, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 31, 2017 (File No. 001-33003)).

10.12+
Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A. and James S. Broucek, effective as of October 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 18, 2017 (File No. 001-33003)).

10.13+
Separation Agreement by and between Citizens Community Federal, N.A. and Mark C. Oldenberg, dated October 17, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on October 18, 2017 (File No. 001-33003)).

10.14+
Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on March 30, 2018 (File No. 333-224042)).

10.15+
Form of Restricted Stock Agreement under the Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed on December 10, 2018 (File No. 001-33003)).

10.16+
Form of Director Restricted Stock Agreement under the Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on December 10, 2018 (File No. 001-33003)).

10.17+
Citizens Community Bancorp, Inc. 2018 Long Term Incentive Plan under the Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on December 10, 2018 (File No. 001-33003)).

10.18+
Form of Citizens Community Bancorp, Inc. 2018 Long Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K filed on December 10, 2018 (File No. 001-33003)).

10.19+	Form of Citizens Community Bancorp, Inc. 2019 Long Term Incentive Plan Award Agreement.
10.20
Securities Purchase Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.21
Registration Rights Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.22
Business Credit Agreement, dated August 1, 2018, by and between Citizens Community Bancorp, Inc., and Chippewa Valley Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on August 6, 2018 (File No. 001-33003)).

10.23
Business Note, dated August 1, 2018, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on August 6, 2018 (File No. 001-33003)).

10.24
Collateral Pledge Agreement, dated August 1, 2018, by Citizens Community Bancorp, Inc. in favor of Chippewa Valley Bank (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on August 6, 2018 (File No. 001-33003)).

21	Subsidiaries of the Company as of December 31, 2018 (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP) (filed herewith).
31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer (filed herewith).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Transition Report on Form 10-K for the three months ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: March 8, 2019	By:	/s/ James S. Broucek
James S. Broucek
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2019	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: March 8, 2019	By:	/s/ Richard McHugh
Richard McHugh Lead Director

Date: March 8, 2019	By:	/s/ Michael L. Swenson
Michael L. Swenson Director

Date: March 8, 2019	By:	/s/ James R. Lang
James R. Lang Director

Date: March 8, 2019	By:	/s/ Francis E. Felber
Francis E. Felber Director

Date: March 8, 2019	By:	/s/ James D. Moll
James D. Moll Director

Date: March 8, 2019	By:	/s/ Kristina M. Bourget
Kristina M. Bourget Director

Date: March 8, 2019	By:	/s/ Timothy L. Olson
Timothy L. Olson Director

Date: March 8, 2019	By:	/s/ James S. Broucek
James S. Broucek Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)