Form 10-Q
period 2019-03-31
Citizens Community Bancorp Inc.
filed 2019-05-09
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(Address of principal executive offices, including zip code)
715-836-9994
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	CZWI	NASDAQ Global Market SM

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At May 9, 2019 there were 10,989,159 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2019 (unaudited) and December 31, 2018
(derived from audited financial statements)
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$41,358	$45,778
Other interest-bearing deposits	6,235	7,460
Securities available for sale "AFS"	160,201	146,725
Securities held to maturity "HTM"	4,711	4,850
Equity securities with readily determinable fair value	182	—
Non-marketable equity securities, at cost	11,206	11,261
Loans receivable	1,019,678	992,556
Allowance for loan losses	(8,707)	(7,604)
Loans receivable, net	1,010,971	984,952
Loans held for sale	1,231	1,927
Mortgage servicing rights	4,424	4,486
Office properties and equipment, net	13,487	13,513
Accrued interest receivable	4,369	4,307
Intangible assets	7,174	7,501
Goodwill	31,474	31,474
Foreclosed and repossessed assets, net	2,100	2,570
Bank owned life insurance ("BOLI")	17,905	17,792
Other assets	9,562	3,328
TOTAL ASSETS	$1,326,590	$1,287,924

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,030,649	$1,007,512
Federal Home Loan Bank advances	122,828	109,813
Other borrowings	24,675	24,647
Other liabilities	10,058	7,765
Total liabilities	1,188,210	1,149,737

Stockholders’ Equity:
Common stock— $0.01 par value, authorized 30,000,000; 10,990,033 and 10,953,512 shares issued and outstanding, respectively	110	109
Additional paid-in capital	125,940	125,512
Retained earnings	14,008	15,264
Unearned deferred compensation	(956)	(857)
Accumulated other comprehensive loss	(722)	(1,841)
Total stockholders’ equity	138,380	138,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,326,590	$1,287,924
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2019 and 2018
(in thousands, except per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest and dividend income:
Interest and fees on loans	$12,414	$8,539
Interest on investments	1,304	813
Total interest and dividend income	13,718	9,352
Interest expense:
Interest on deposits	2,593	1,250
Interest on FHLB borrowed funds	661	314
Interest on other borrowed funds	402	432
Total interest expense	3,656	1,996
Net interest income before provision for loan losses	10,062	7,356
Provision for loan losses	1,225	100
Net interest income after provision for loan losses	8,837	7,256
Non-interest income:
Service charges on deposit accounts	550	430
Interchange income	338	302
Loan servicing income	554	346
Gain on sale of loans	308	189
Loan fees and service charges	128	87
Insurance commission income	184	187
Gains (losses) on investment securities	34	(21)
Other	236	155
Total non-interest income	2,332	1,675
Non-interest expense:
Compensation and related benefits	4,706	3,806
Occupancy	954	761
Office	522	426
Data processing	987	733
Amortization of intangible assets	327	161
Amortization of mortgage servicing rights	191	76
Advertising, marketing and public relations	203	146
FDIC premium assessment	94	115
Professional services	825	323
Loss (gain) on repossessed assets, net	(37)	—
Other	1,122	556
Total non-interest expense	9,894	7,103
Income before provision for income tax	1,275	1,828
Provision for income taxes	322	487
Net income attributable to common stockholders	$953	$1,341
Per share information:
Basic earnings	$0.09	$0.23
Diluted earnings	$0.09	$0.23
Cash dividends paid	$0.20	$0.20
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three months ended March 31, 2019 and 2018
(in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income attributable to common stockholders	$953	$1,341
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period	1,137	(1,055)
Reclassification adjustment for gains (losses) included in net income	27	(16)
Other comprehensive income (loss)	1,164	(1,071)
Comprehensive income	$2,117	$270
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2019
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2019	10,953,512	$109	$125,512	$15,264	$(857)	$(1,841)	$138,187
Net income	—	—	—	953	—	—	953
Other comprehensive income, net of tax	—	—	—	—	—	1,164	1,164
Forfeiture of unvested shares	(958)	—	(13)	—	13	—	—
Surrender of restricted shares of common stock	(798)	—	(9)	—	—	—	(9)
Common stock awarded under the equity incentive plan	10,847	—	252	—	(252)	—	—
Common stock options exercised	27,430	1	194	—	—	—	195
Stock option expense	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	—	140	—	140
Adoption of ASU 2016-01; Equity securities	—	—	—	45	—	(45)	—
Adoption of ASU 2016-02; Leases	—	—	—	(56)	—	—	(56)
Cash dividends ($0.20 per share)	—	—	—	(2,198)	—	—	(2,198)
Balance, March 31, 2019	10,990,033	$110	$125,940	$14,008	$(956)	$(722)	$138,380
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2019 and 2018
(in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income attributable to common stockholders	$953	$1,341
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/accretion discount on investment securities	287	249
Provision for depreciation	351	256
Provision for loan losses	1,225	100
Net realized loss on sale of securities	—	21
Increase in MSR assets resulting from transfers of financial assets	(129)	—
Amortization of MSR assets	191	—
Amortization of intangible assets	327	161
Amortization of restricted stock	140	67
Net stock based compensation expense	4	(5)
Loss on sale of office properties and equipment	27	—
Provision for deferred income taxes	—	137
Increase in cash surrender value of life insurance	(113)	—
Net loss from disposals of foreclosed and repossessed assets	1	1
Fair value adjustment on equity securities	(78)	—
Gain on sale of loans held for sale, net	(308)	(483)
Net change in loans held for sale	1,004	1,297
(Increase) decrease in accrued interest receivable and other assets	(1,397)	951
Decrease in other liabilities	(3,014)	(1,013)
Total adjustments	(1,482)	1,739
Net cash (used in) provided by operating activities	(529)	3,080
Cash flows from investing activities:
Purchase of investment securities	(17,425)	(25,708)
Net decrease (increase) in interest-bearing deposits	1,225	(1,244)
Principal payments on investment securities	5,241	2,211
Net (purchases)/sales of non-marketable equity securities	55	444
Proceeds from sale of foreclosed and repossessed assets	862	373
Net (increase) decrease in loans	(27,637)	9,001
Net capital expenditures	(352)	(890)
Net cash used in investing activities	(38,031)	(15,813)
Cash flows from financing activities:
Net increase (decrease) in Federal Home Loan Bank advances	13,015	(9,000)
Principal payment reduction to other borrowings	—	(420)
Net increase in deposits	23,137	7,546
Surrender of restricted shares of common stock	(9)	—
Exercise of common stock options	195	41
Cash dividends paid	(2,198)	(1,181)
Net cash provided by (used in) financing activities	34,140	(3,014)
Net decrease in cash and cash equivalents	(4,420)	(15,747)
Cash and cash equivalents at beginning of period	45,778	47,215
Cash and cash equivalents at end of period	$41,358	$31,468

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$2,504	$1,254
Interest on borrowings	$1,122	$722
Income taxes	$1,632	$618
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$393	$423
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
The Bank is a national banking association (a "National Bank") and operates under the title of Citizens Community Federal National Association ("Citizens Community Federal N.A." or "Bank" or "CCFBank"). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis (the "FRB"), and operates under the title of Citizens Community Bancorp, Inc. The U.S. Office of the Comptroller of the Currency (the "OCC"), is the primary federal regulator for the Bank.
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers in Wisconsin and Minnesota through 26 branch locations, along with one branch in Michigan which the Company has a signed agreement to sell. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one-to-four family residential mortgages, as well as expanded services through Wells Insurance Agency, Inc.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date as of March 31, 2019 and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates – Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets, stock-based compensation and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include, but are not limited to: those items described under the caption, "Risk Factors" in Item 1A in our transition report on Form 10-K for the transition period from October 1, 2018 to December 31, 2018, filed with the SEC on March 8, 2019, external market factors such as market interest rates and unemployment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuer is assessed. Significant inputs used to measure the amount of other-than-temporary impairment related to credit loss include, but are not limited to; the Company's intent and ability to sell the debt security prior to recovery, that it is more likely than not that the Company will not sell the security prior to recovery, default and delinquency rates of the underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value of available for sale securities that are considered temporary are recorded in other comprehensive income or loss as separate components of stockholders' equity, net of tax. If the unrealized loss of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company's consolidated statement of operations. Non-credit components of the unrealized losses on available for sale securities will continue to be recognized in other comprehensive income (loss), net of tax
Equity Securities With Readily Determinable Fair Value - Equity investment securities are carried at their fair market value, based on an “exit price” notion. Changes in the fair value of equity investment securities are recognized as Gains (losses) on investment securities in the consolidated Statement of Operations.
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
Mortgage Servicing Rights- Mortgage servicing rights ("MSR") assets result as the Company sells loans to investors in the secondary market and retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed at least annually for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations.
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
Foreclosed and Repossessed Assets, net –Assets acquired through foreclosure or repossession are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a write-down is recorded through expense. Costs incurred after acquisition are expensed and are included in non-interest expense, other in the Consolidated Statements of Operations.
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
Leases - We determine if an arrangement is a lease at inception. All of our existing leases have been determined to be operating leases under ASC 842. Right-of-use (“ROU”) assets are included in other assets in our consolidated balance sheets. Operating lease liabilities are included in other liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date, based on the present value of lease payments over the lease term. As none of our existing leases provide an implicit rate, we use our incremental borrowing rate, based on information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease, when it is reasonably certain that we will exercise that option. Lease expense is recognized based on the total contractually required lease payments, over the term of the lease, on a straight-line basis.
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

Revenue Recognition - The Company recognizes revenue in the consolidated statements of operations as performance obligations are met and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as performance obligations are met or as transactions occur. Non-interest income includes fees from brokerage and advisory service, deposit accounts, merchant services, ATM and debit card fees, mortgage banking activities, and other miscellaneous services and transactions. Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later.  The Company also receives contingent commissions from insurance companies which are based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the Company.  Contingent commissions from insurance companies are recognized when determinable. Commission revenue is included in other non-interest income in the consolidated statement of operations.
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
Recognition of a prior period error—In April 2019 the Company determined that certain state franchise returns had not ever been filed. The franchise liability calculation is primarily based on the Company's equity. The initial franchise return should have been filed in 2006 when the Company went public. Additionally, with the Company's 2018 capital raise, an additional franchise liability should have been recorded in fiscal 2018. The Company should have recorded a $140 pre-tax charge related to 2006 initial public offering in fiscal year ended September 30, 2006 and a $160 pre-tax charge related to 2018 capital raise in fiscal year ended September 30, 2018. The correction of these prior period errors to record both the 2006 and 2018 franchise liability totaling $300, was recorded during the three months ended March 31, 2019. The impact on results of operations for the three months ended March 31, 2019 were as follows: pre-tax income was understated by $300, tax expense was overstated by $81 and net income was understated by $219 or $0.02 per share. For the fiscal year ended September 30, 2018, pre-tax income was overstated by $160, tax expense was understated by $44 and net income was overstated by $116 or $0.02 per share. Management of the Company evaluated these prior period errors under the accounting guidance FASB ASC 250, Accounting Changes and Error Corrections and concluded that the effect of these errors will be immaterial to the Company's estimated annual results and consolidated financial statements for the year ending December 31, 2019 and were also immaterial to the fiscal year ended September 30, 2018 consolidated financial statements.
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
Recent Accounting Pronouncements—Adopted

ASU 2016-01; Recognition and Measurement of Financial Assets and Liabilities—The guidance requires certain equity investments to be measured at fair value, with changes in fair value recognized in net income. The Company’s adoption of ASU 2016-01 as of January 1, 2019, constitutes a change in accounting principle. The Company recorded a cumulative effect adjustment to retained earnings of $45 as of January 1, 2019, as a result of implementing this new accounting standard.

ASU 2016-02; Leases (Topic 842)—The ASU changed current GAAP by requiring that lease assets and liabilities arising from operating leases be recognized on the balance sheet. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, Codification Improvements to Topic 842, Leases, amending various aspects of Topic 842. Topic 842 does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee from current U.S. GAAP. For leases with a term of 12 months or less, a lessee would be permitted to make an accounting policy election, by class of underlying asset, not to recognize lease assets and liabilities. Topic 842 became effective for the Company for annual and interim periods beginning in the first quarter 2019.

The Company leases (1) 10 branch locations, (2) its corporate offices (3) 1 production office and (4) office equipment under operating leases that resulted in the recognition of right-of-use assets and corresponding lease liabilities of approximately $5,000 on the consolidated balance sheet under Topic 842. Adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations. Management adopted the guidance on January 1, 2019, and elected certain practical expedients offered by the FASB, including foregoing the restatement of comparative periods upon adoption. Management also excluded short-term leases from the recognition of right-of-use asset and lease liabilities. Additionally, the Company elected the transition relief allowed by FASB in foregoing reassessment of the following: whether any existing contracts were or contained leases, the classification of existing leases, and the determination of initial direct costs for existing leases. See Note 5 for additional detail.

ASU 2014-09; Revenue from Contracts with Customers (Topic 606)—Under the ASU, as modified by subsequent ASUs, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Company’s interest income and certain noninterest income were not impacted by the adoption of this ASU because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP. The Company’s largest sources of noninterest revenue which are subject to the guidance include fees and service charges on loan and deposit accounts and interchange revenue from debit card transactions. ASU 2014-08, as amended, became effective for the Company’s annual and interim periods beginning in the first quarter 2019. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as the change in the timing and pattern of the Company’s revenue recognition related to scoped-in noninterest income recognized under the newly issued ASU is consistent with the current applicable accounting guidance. The Company has made all required additional disclosures related to non-interest income in the consolidated financial statements, primarily in Note 1-Nature of Business and Summary of Significant Accounting Policies.
Recently Issued, But Not Yet Effective Accounting Pronouncements
ASU 2017-04; Intangibles--Goodwill and Other (Topic 350)--The ASU simplifies the accounting for goodwill impairment. This guidance, among other things, removes step two of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in either greater or less impairment being recognized than under current guidance. This Update will become effective for the Company’s annual goodwill impairment tests beginning in the first quarter 2020. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.
ASU 2016-13; Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments--The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 will be effective for the Company beginning in the first quarter 2020. Earlier adoption is permitted; however, the Company does not currently plan to adopt the ASU early. Management is assessing alternative loss estimation methodologies and the Company’s data and system needs in order to evaluate the impact that adoption of this standard will have on the Company’s financial condition and results of operations. The Company will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which will be March 31, 2020.

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of March 31, 2019 and December 31, 2018, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
U.S. government agency obligations	$52,567	$21	$522	$52,066
Obligations of states and political subdivisions	33,400	141	126	33,415
Mortgage-backed securities	44,670	253	359	44,564
Corporate debt securities	6,560	—	185	6,375
Corporate asset based securities	23,999	—	218	23,781
Total available for sale securities	$161,196	$415	$1,410	$160,201

December 31, 2018
U.S. government agency obligations	$46,215	$13	$930	$45,298
Obligations of states and political subdivisions	35,162	22	456	34,728
Mortgage-backed securities	42,279	10	939	41,350
Agency Securities	104	49	5	148
Corporate debt securities	6,577	—	272	6,305
Corporate asset based securities	18,928	8	40	18,896
Total available for sale securities	$149,265	$102	$2,642	$146,725

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Obligations of states and political subdivisions	$1,700	$2	$—	$1,702
Mortgage-backed securities	3,011	73	1	3,083
Total held to maturity securities	$4,711	$75	$1	$4,785

December 31, 2018
Obligations of states and political subdivisions	$1,701	$—	$3	$1,698
Mortgage-backed securities	3,149	42	17	3,174
Total held to maturity securities	$4,850	$42	$20	$4,872
As of March 31, 2019, the Bank has pledged U.S. Government Agency securities with a market value of $5,576 and mortgage-backed securities with a market value of $22,969 as collateral against specific municipal deposits. At March 31, 2019, the Bank has pledged U.S. Government Agency securities with a market value of $1,903 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of March 31, 2019, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2019, the Bank also has mortgage backed securities with a carrying value of $881 pledged as collateral to the Federal Home Loan Bank of Des Moines.

The estimated fair value of securities at March 31, 2019 and December 31, 2018, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	March 31, 2019		December 31, 2018
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,487	$2,481	$2,177	$2,172
Due after one year through five years	24,618	24,525	22,296	22,043
Due after five years through ten years	37,520	37,252	43,014	42,081
Due after ten years	51,901	51,379	39,395	38,931
Total securities with contractual maturities	$116,526	$115,637	$106,882	$105,227
Mortgage backed securities	44,670	44,564	42,279	41,350
Securities without contractual maturities	—	—	104	148
Total available for sale securities	$161,196	$160,201	$149,265	$146,725

	March 31, 2019		December 31, 2018
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$680	$680	$680	$679
Due after one year through five years	1,020	1,022	1,021	1,020
Total securities with contractual maturities	$1,700	$1,702	$1,701	$1,699
Mortgage backed securities	3,011	3,083	3,149	3,173
Total held to maturity securities	$4,711	$4,785	$4,850	$4,872

Securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2019
U.S. government agency obligations	$19,087	$79	$32,491	$444	$51,578	$523
Obligations of states and political subdivisions	794	3	15,645	122	16,439	125
Mortgage backed securities	—	—	26,141	360	26,141	360
Corporate debt securities	1,246	4	5,129	180	6,375	184
Corporate asset based securities	23,780	218	—	—	23,780	218
Total	$44,907	$304	$79,406	$1,106	$124,313	$1,410
December 31, 2018
U.S. government agency obligations	$25,061	$165	$19,755	$765	$44,816	$930
Obligations of states and political subdivisions	5,807	28	24,124	428	29,931	456
Mortgage backed securities	3,518	9	31,040	930	34,558	939
Agency securities	28	5	—	—	28	5
Corporate debt securities	1,233	17	5,071	255	6,304	272
Corporate asset based securities	10,142	40	—	—	10,142	40
Total	$45,789	$264	$79,990	$2,378	$125,779	$2,642

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2019
Obligations of states and political subdivisions	$—	$—	$693	$1	$693	$1
Mortgage-backed securities	—	—	—	—	—	—
Total	$—	$—	$693	$1	$693	$1
December 31, 2018
Obligations of states and political subdivisions	$1,290	$1	$409	$2	$1,699	$3
Mortgage-backed securities	1,238	3	1,319	14	2,557	17
Total	$2,528	$4	$1,728	$16	$4,256	$20

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

Below is a summary of originated and acquired loans by type and risk rating as of March 31, 2019:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$116,724	$80	$2,673	$—	$—	$119,477
Purchased HELOC loans	12,346	—	—	—	—	12,346
Commercial/Agricultural real estate:
Commercial real estate	223,809	995	589	—	—	225,393
Agricultural real estate	31,103	160	2,048	—	—	33,311
Multi-family real estate	75,534	—	—	—	—	75,534
Construction and land development	27,414	—	—	—	—	27,414
Consumer non-real estate:
Originated indirect paper	52,173	—	249	—	—	52,422
Purchased indirect paper	12,910	—	—	—	—	12,910
Other Consumer	15,091	—	32	—	—	15,123
Commercial/Agricultural non-real estate:
Commercial non-real estate	64,782	1,612	6,495	—	—	72,889
Agricultural non-real estate	19,724	270	667	—	—	20,661
Total originated loans	$651,610	$3,117	$12,753	$—	$—	$667,480
Acquired Loans:
Residential real estate:
One to four family	$78,774	$1,290	$2,255	$—	$—	$82,319
Commercial/Agricultural real estate:
Commercial real estate	131,502	5,928	5,707	—	—	143,137
Agricultural real estate	51,139	103	6,367	—	—	57,609
Multi-family real estate	8,263	—	164	—	—	8,427
Construction and land development	14,588	38	406	—	—	15,032
Consumer non-real estate:
Other Consumer	3,906	—	19	—	—	3,925
Commercial/Agricultural non-real estate:
Commercial non-real estate	29,926	1,340	1,648	—	—	32,914
Agricultural non-real estate	13,244	89	2,260	—	—	15,593
Total acquired loans	$331,342	$8,788	$18,826	$—	$—	$358,956
Total Loans:
Residential real estate:
One to four family	$195,498	$1,370	$4,928	$—	$—	$201,796
Purchased HELOC loans	12,346	—	—	—	—	12,346
Commercial/Agricultural real estate:
Commercial real estate	355,311	6,923	6,296	—	—	368,530
Agricultural real estate	82,242	263	8,415	—	—	90,920
Multi-family real estate	83,797	—	164	—	—	83,961
Construction and land development	42,002	38	406	—	—	42,446
Consumer non-real estate:
Originated indirect paper	52,173	—	249	—	—	52,422
Purchased indirect paper	12,910	—	—	—	—	12,910
Other Consumer	18,997	—	51	—	—	19,048
Commercial/Agricultural non-real estate:
Commercial non-real estate	94,708	2,952	8,143	—	—	105,803
Agricultural non-real estate	32,968	359	2,927	—	—	36,254
Gross loans	$982,952	$11,905	$31,579	$—	$—	$1,026,436
Less:
Unearned net deferred fees and costs and loans in process						318
Unamortized discount on acquired loans						(7,076)
Allowance for loan losses						(8,707)
Loans receivable, net						$1,010,971

Below is a summary of originated loans by type and risk rating as of December 31, 2018:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$118,461	$165	$2,427	$—	$—	$121,053
Purchased HELOC loans	12,883	—	—	—	—	12,883
Commercial/Agricultural real estate:
Commercial real estate	200,226	197	452	—	—	200,875
Agricultural real estate	27,581	987	1,021	—	—	29,589
Multi-family real estate	61,574	—	—	—	—	61,574
Construction and land development	15,812	—	—	—	—	15,812
Consumer non-real estate:
Originated indirect paper	56,371	—	214	—	—	56,585
Purchased indirect paper	15,006	—	—	—	—	15,006
Other Consumer	15,515	—	38	—	—	15,553
Commercial/Agricultural non-real estate:
Commercial non-real estate	73,412	106	—	—	—	73,518
Agricultural non-real estate	16,494	205	642	—	—	17,341
Total originated loans	$613,335	$1,660	$4,794	$—	$—	$619,789
Acquired Loans:
Residential real estate:
One to four family	$84,281	$2,657	$1,935	$—	$—	$88,873
Commercial/Agricultural real estate:
Commercial real estate	145,674	5,808	5,602	—	—	157,084
Agricultural real estate	50,215	—	6,211	—	—	56,426
Multi-family real estate	7,661	—	165	—	—	7,826
Construction and land development	6,288	183	408	—	—	6,879
Consumer non-real estate:
Other Consumer	4,639	—	22	—	—	4,661
Commercial/Agricultural non-real estate:
Commercial non-real estate	35,221	1,338	2,350	—	—	38,909
Agricultural non-real estate	16,644	50	2,292	—	—	18,986
Total acquired loans	$350,623	$10,036	$18,985	$—	$—	$379,644
Total Loans:
Residential real estate:
One to four family	$202,742	$2,822	$4,362	$—	$—	$209,926
Purchased HELOC loans	12,883	—	—	—	—	12,883
Commercial/Agricultural real estate:				—	—
Commercial real estate	345,900	6,005	6,054	—	—	357,959
Agricultural real estate	77,796	987	7,232	—	—	86,015
Multi-family real estate	69,235	—	165	—	—	69,400
Construction and land development	22,100	183	408	—	—	22,691
Consumer non-real estate:				—	—
Originated indirect paper	56,371	—	214	—	—	56,585
Purchased indirect paper	15,006	—	—	—	—	15,006
Other Consumer	20,154	—	60	—	—	20,214
Commercial/Agricultural non-real estate:				—	—
Commercial non-real estate	108,633	1,444	2,350	—	—	112,427
Agricultural non-real estate	33,138	255	2,934	—	—	36,327
Gross loans	$963,958	$11,696	$23,779	$—	$—	$999,433
Less:
Unearned net deferred fees and costs and loans in process						409
Unamortized discount on acquired loans						(7,286)
Allowance for loan losses						(7,604)
Loans receivable, net						$984,952

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Three months ended March 31, 2019:
Allowance for Loan Losses:
Beginning balance, January 1, 2019	$1,048	$4,019	$641	$1,258	$214	$7,180
Charge-offs	(10)	—	(63)	—	—	(73)
Recoveries	1	—	18	—	—	19
Provision	15	1,016	20	15	—	1,066
Allowance allocation adjustment	—	(46)	(62)	(1)	63	(46)
Total allowance on originated loans	1,054	4,989	554	1,272	277	8,146
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:	—	—	—	—	—	—
Beginning balance, January 1, 2019	205	183	65	32	(61)	424
Charge-offs	(57)	—	(15)	—	—	(72)
Recoveries	—	—	4	—	—	4
Provision	94	30	35	—	—	159
Allowance allocation adjustment	—	(13)	(8)	5	62	46
Total allowance on other acquired loans	242	200	81	37	1	561
Total Allowance on acquired loans	242	200	81	37	1	561
Ending balance, March 31, 2019	$1,296	$5,189	$635	$1,309	$278	$8,707
Allowance for Loan Losses at March 31, 2019:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$268	$403	$36	$32	$—	$739
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,028	$4,786	$599	$1,277	$278	$7,968
Loans Receivable as of March 31, 2019:						—
Ending balance of originated loans	$131,823	$361,652	$80,455	$93,550	$—	$667,480
Ending balance of purchased credit-impaired loans	2,375	19,674	—	4,875	—	26,924
Ending balance of other acquired loans	79,944	204,531	3,925	43,632	—	332,032
Ending balance of loans	$214,142	$585,857	$84,380	$142,057	$—	$1,026,436
Ending balance: individually evaluated for impairment	$7,998	$8,952	$391	$9,971	$—	$27,312
Ending balance: collectively evaluated for impairment	$206,144	$576,905	$83,989	$132,086	$—	$999,124

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Three months ended March 31, 2018:
Allowance for Loan Losses:
Beginning balance, January 1, 2018	$1,439	$2,604	$910	$880	$26	$5,859
Charge-offs	(15)	—	(48)	—	—	(63)
Recoveries	1	—	48	1	—	50
Provision	—	30	—	—	—	30
Allowance allocation adjustment	(115)	8	(81)	(42)	(76)	(306)
Total Allowance on originated loans	$1,310	$2,642	$829	$839	$(50)	$5,570
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2018	—	—	—	—	—	—
Charge-offs	(34)	(8)	(20)	—	—	(62)
Recoveries	3	—	—	—	—	3
Provision	35	10	25	—	—	70
Allowance allocation adjustment	122	85	79	20	—	306
Total Allowance on other acquired loans	126	87	84	20	—	317
Total Allowance on acquired loans	126	87	84	20	—	317
Ending balance, March 31, 2018	1,436	2,729	913	859	(50)	5,887
Allowance for Loan Losses at March 31, 2018:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$232	$—	$38	$27	$—	$297
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,204	$2,729	$875	$832	$(50)	$5,590
Loans Receivable as of March 31, 2018:
Ending balance of originated loans	$139,412	$189,127	$111,301	$54,205	$—	$494,045
Ending balance of purchased credit-impaired loans	169	5,494	327	2,405	—	8,395
Ending balance of other acquired loans	84,364	106,710	3,208	24,406	—	218,688
Ending balance of loans	$223,945	$301,331	$114,836	$81,016	$—	$721,128
Ending balance: individually evaluated for impairment	$7,925	$13,123	$1,409	$3,577	$—	$26,034
Ending balance: collectively evaluated for impairment	$216,020	$288,208	$113,427	$77,439	$—	$695,094
During October 2012, the Bank entered into an agreement to purchase short term consumer loans from a third party. The third party seller agreed to purchase or substitute performing consumer loans for all contracts that become 120 days past due. A restricted reserve account was established at 3% of the outstanding consumer loan balances purchased, with such percentage amount of the loans being deposited into a segregated reserve account. The funds in the reserve account are to be released to compensate the Bank for any loans that are not purchased back by the seller or substituted with performing loans and are ultimately charged off by the Bank. As of March 31, 2019, the balance of these purchased consumer loans was $12,910 compared to $15,006 as of December 31, 2018. New purchases from this third party ceased in fiscal 2017. The balance in the cash reserve account at March 31, 2019 was $408, which is included in Deposits on the accompanying Consolidated Balance Sheet. To date, none of the purchased loans have been charged off by the Bank.
The weighted average rate earned on these purchased consumer loans was 4.05% as of March 31, 2019.

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Residential Real Estate		Commercial/Agriculture Real Estate Loans		Consumer non-Real Estate		Commercial/Agriculture non-Real Estate		Totals
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Performing loans
Performing TDR loans	$3,454	$3,319	$3,454	$2,209	$90	$99	$485	$428	$7,483	$6,055
Performing loans other	207,064	216,636	577,880	531,030	83,960	91,373	138,465	146,249	1,007,369	985,288
Total performing loans	210,518	219,955	581,334	533,239	84,050	91,472	138,950	146,677	1,014,852	991,343

Nonperforming loans (1)
Nonperforming TDR loans	439	785	464	577	—	—	1,598	1,305	2,501	2,667
Nonperforming loans other	3,185	2,069	4,059	2,249	330	334	1,509	771	9,083	5,423
Total nonperforming loans	3,624	2,854	4,523	2,826	330	334	3,107	2,076	11,584	8,090
Total loans	$214,142	$222,809	$585,857	$536,065	$84,380	$91,806	$142,057	$148,753	$1,026,436	$999,433

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s residential real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of March 31, 2019 and December 31, 2018, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
March 31, 2019
Residential real estate:
One to four family	$4,929	$449	$2,365	$7,743	$194,053	$201,796	$2,041	$1,245
Purchased HELOC loans	—	—	338	338	12,008	12,346	—	338
Commercial/Agricultural real estate:
Commercial real estate	277	1,319	621	2,217	366,313	368,530	1,281	—
Agricultural real estate	735	1,180	3,121	5,036	85,884	90,920	3,182	—
Multi-family real estate	—	—	—	—	83,961	83,961	—	—
Construction and land development	247	—	60	307	42,139	42,446	60	—
Consumer non-real estate:
Originated indirect paper	378	38	148	564	51,858	52,422	191	2
Purchased indirect paper	322	116	119	557	12,353	12,910	—	119
Other Consumer	223	14	15	252	18,796	19,048	9	9
Commercial/Agricultural non-real estate:
Commercial non-real estate	270	389	607	1,266	104,537	105,803	1,566	—
Agricultural non-real estate	850	647	973	2,470	33,784	36,254	1,541	—
Total	$8,231	$4,152	$8,367	$20,750	$1,005,686	$1,026,436	$9,871	$1,713
December 31, 2018
Residential real estate:
One to four family	$3,060	$861	$2,122	$6,043	$203,883	$209,926	$2,331	$471
Purchased HELOC loans	820	572	51	1,443	11,440	12,883	—	51
Commercial/Agricultural real estate:
Commercial real estate	1,060	872	93	2,025	355,934	357,959	745	—
Agricultural real estate	1,360	—	2,113	3,473	82,542	86,015	2,019	—
Multi-family real estate	—	—	—	—	69,400	69,400	—	—
Construction and land development	526	175	15	716	21,975	22,691	63	—
Consumer non-real estate:
Originated indirect paper	285	167	130	582	56,003	56,585	106	45
Purchased indirect paper	340	200	157	697	14,309	15,006	—	157
Other Consumer	179	98	26	303	19,911	20,214	14	12
Commercial/Agricultural non-real estate:
Commercial non-real estate	399	70	288	757	111,670	112,427	1,314	—
Agricultural non-real estate	530	67	510	1,107	35,220	36,327	762	—
Total	$8,559	$3,082	$5,505	$17,146	$982,287	$999,433	$7,354	$736

At March 31, 2019, the Company has identified impaired loans of $50,129, consisting of $9,984 TDR loans, the carrying amount of purchased credit impaired loans of $22,817 and $17,328 of substandard non-TDR loans. The $50,129 total of impaired loans includes $7,483 of performing TDR loans. At December 31, 2018, the Company has identified impaired loans of $47,334, consisting of $8,722 TDR loans, the carrying amount of purchased credit impaired loans of $24,816 and $13,796 of substandard non-TDR loans. The $47,334 total of impaired loans includes $6,055 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of March 31, 2019 and December 31, 2018 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2019
With No Related Allowance Recorded:
Residential real estate	$7,632	$7,632	$—	$8,252	$156
Commercial/agriculture real estate	24,515	24,515	—	26,683	500
Consumer non-real estate	275	275	—	250	4
Commercial/agricultural non-real estate	13,228	13,228	—	10,064	236
Total	$45,650	$45,650	$—	$45,249	$896
With An Allowance Recorded:
Residential real estate	$2,431	$2,431	$268	$1,882	$26
Commercial/agriculture real estate	1,811	1,811	403	1,395	5
Consumer non-real estate	115	115	36	131	2
Commercial/agricultural non-real estate	122	122	32	74	—
Total	$4,479	$4,479	$739	$3,482	$33
March 31, 2019 Totals:
Residential real estate	$10,063	$10,063	$268	$10,134	$182
Commercial/agriculture real estate	26,326	26,326	403	28,078	505
Consumer non-real estate	390	390	36	381	6
Commercial/agricultural non-real estate	13,350	13,350	32	10,138	236
Total	$50,129	$50,129	$739	$48,731	$929

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With No Related Allowance Recorded:
Residential real estate	$8,873	$8,873	$—	$7,915	$88
Commercial/agriculture real estate	28,850	28,850	—	19,673	304
Consumer non-real estate	226	226	—	226	4
Commercial/agricultural non-real estate	6,900	6,900	—	4,522	105
Total	$44,849	$44,849	$—	$32,336	$501
With An Allowance Recorded:
Residential real estate	$1,332	$1,332	$156	$1,280	$17
Commercial/agriculture real estate	979	979	25	820	—
Consumer non-real estate	147	147	37	154	1
Commercial/agricultural non-real estate	27	27	9	73	1
Total	$2,485	$2,485	$227	$2,327	$19
December 31, 2018 Totals:
Residential real estate	$10,205	$10,205	$156	$9,195	$105
Commercial/agriculture real estate	29,829	29,829	25	20,493	304
Consumer non-real estate	373	373	37	380	5
Commercial/agricultural non-real estate	6,927	6,927	9	4,595	106
Total	$47,334	$47,334	$227	$34,663	$520
Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 5 delinquent TDRs greater than 60 days past due with a recorded investment of $572 at March 31, 2019, compared to 7 such loans with a recorded investment of $1,211 at December 31, 2018.
Following is a summary of TDR loans by accrual status as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Troubled debt restructure loans:
Accrual status	$7,483	$6,055
Non-accrual status	2,501	2,667
Total	$9,984	$8,722
There were no TDR commitments or unused lines of credit meeting our TDR criteria as of March 31, 2019.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three months ended March 31, 2019 and December 31, 2018:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended March 31, 2019
TDRs:
Residential real estate	3	$—	$—	$171	$—	$171	$171	$—
Commercial/Agricultural real estate	3	—	—	1,190	—	1,190	1,190	—
Consumer non-real estate	—	—	—	—	—	—	—	—
Commercial/Agricultural non-real estate	2	70	—	397	—	467	467	—
Totals	8	$70	$—	$1,758	$—	$1,828	$1,828	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended December 31, 2018
TDRs:
Residential real estate	4	$240	$—	$—	$—	$240	$240	$—
Commercial/Agricultural real estate	2	—	581	—	21	602	602	—
Consumer non-real estate	—	—	—	—	—	—	—	—
Commercial/Agricultural non-real estate	1	24	—	—	—	24	24	—
Totals	7	$264	$581	$—	$21	$866	$866	$—
A summary of loans by loan segment modified in a troubled debt restructuring as of March 31, 2019 and December 31, 2018, was as follows:

	March 31, 2019		December 31, 2018
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	37	$3,454	41	$4,103
Commercial/Agricultural real estate	17	3,454	19	2,787
Consumer non-real estate	11	90	13	99
Commercial/Agricultural non-real estate	3	485	10	1,733
Total troubled debt restructurings	68	$7,483	83	$8,722

The following table provides information related to restructured loans that were considered in default as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	6	$439	7	$785
Commercial/Agricultural real estate	3	464	4	577
Consumer non-real estate	—	—	—	—
Commercial/Agricultural non-real estate	9	1,598	8	1,305
Total troubled debt restructurings	18	$2,501	19	$2,667
Included above are eight TDR loans that became in default during the three months ended March 31, 2019.
All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

March 31, 2019
Accountable for under ASC 310-30 (Purchased Credit Impaired "PCI" loans)
Outstanding balance	$26,924
Carrying amount	$22,800
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$332,032
Carrying amount	$329,080
Total acquired loans
Outstanding balance	$358,956
Carrying amount	$351,880
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

March 31, 2019
Balance at beginning of period	$3,163
Acquisitions	—
Reduction due to unexpected early payoffs	—
Reclass from non-accretable difference	—
Disposals/transfers	—
Accretion	(194)
Balance at end of period	$2,969
NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of March 31, 2019 and December 31, 2018 were $517,746 and $518,476, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $5,030 and $3,182, at March 31, 2019 and December 31, 2018, respectively. Mortgage servicing rights activity for the periods ended March 31, 2019 and December 31, 2018 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2019	December 31, 2018
Balance at beginning of period	$4,486	$1,840
MSR asset acquired	—	2,721
Increase in MSR assets resulting from transfers of financial assets	129	100
Amortization during the period	(191)	(175)
Valuation allowance at end of period	—	—
Net book value at end of period	$4,424	$4,486
Fair value of MSR asset at end of period	$4,705	$5,214
Residential mortgage loans serviced for others	$517,746	$518,476
Net book value of MSR asset to loans serviced for others	0.86%	0.87%

NOTE 5 – LEASES
We have operating leases for our corporate offices (1), bank branch offices (9), other production offices (1) and certain office equipment. Our leases have remaining lease terms of 1.75 to 9.5 years, some of which include options to extend the leases for up to 5 years. As of March 31, 2019, we have no additional lease commitments that have not yet commenced.

As of and for the three months ended March 31, 2019
Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$239
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$158

Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$5,043
Operating lease liabilities	$5,104

Weighted average remaining lease term in years; operating leases	7.02
Weighted average discount rate; operating leases	3.05%
Cash obligations under lease contracts are as follows:

Fiscal years ending December 31,
2019	$684
2020	871
2021	721
2022	669
2023	589
Thereafter	2,159
Total	$5,693

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Advances from FHLB:
Fixed rates	$86,000	$43,000
Overnight borrowings	37,000	67,000
Total FHLB advances	123,000	110,000
Less: unamortized discount on acquired borrowings	$(172)	(187)
Net FHLB advances	122,828	$109,813

Other borrowings:
Senior notes:
Variable rate due in August 2030	$10,000	10,000
Subordinated notes:
6.75% due August 2027, variable rate commencing August 2022	15,000	15,000
Less: unamortized debt issuance costs	(325)	(353)
Total other borrowings	$24,675	$24,647

Totals	$147,503	$134,460
Federal Home Loan Bank Advances and Irrevocable Standby Letters of Credit
The Bank had an outstanding balance of $37,000 with a rate of 2.64% on the FHLB variable rate overnight borrowings at March 31, 2019. Short-term fixed rate FHLB advances of $75,000 mature on various dates through 2019. The Bank acquired one $11,000 long-term FHLB note as a result of the United Bank acquisition, with a 2.45% rate and February 1, 2022 maturity date. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. The FHLB variable rate open line of credit and fixed rate advances are secured by $842,603 of real estate and commercial and industrial loans.
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $117,339 and $87,359 at March 31, 2019 and December 31, 2018, respectively.
At March 31, 2019, the Bank’s available and unused portion of this borrowing arrangement was approximately $275,922 compared to $178,620 as of December 31, 2018.
Maximum month-end amounts outstanding under this borrowing agreement were $122,828 and $109,813 during the three months ended March 31, 2019 and December 31, 2018, respectively.
Senior Notes and Revolving Line of Credit
On August 1, 2018, the Company entered into a credit agreement, consisting of a $10,000 term note and a $7,500 revolving note. The term note matures on August 1, 2030, and bears interest at variable interest rates based on the U.S. Prime Rate, and are payable in accordance with the terms of the credit agreement. The contractual interest rate for the term note was 4.75% during the three-months ended March 31, 2019. At March 31, 2019, there were no borrowings outstanding on the revolving note.
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
Debt Issuance Costs
The unamortized amount of debt issuance costs was $325 and $353 at March 31, 2019 and December 31, 2018, respectively. These debt issuance costs are included in other borrowings on the consolidated balance sheet.
Maturities of FHLB advances and other borrowings are as follows:

Fiscal years ending December 31,
2019	$112,000
2020	—
2021	—
2022	10,828
2023	—
Thereafter	24,675
$147,503

NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of March 31, 2019, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At March 31, 2019, 284,778 options had been granted under this plan to eligible participants. This plan was terminated on January 18, 2018.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of March 31, 2019, 89,183 restricted shares under this plan were granted. As of March 31, 2019, 181,000 options had been granted to eligible participants. As of January 18, 2018, no new awards will be granted under the 2008 Equity Incentive Plan.
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
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan at the 2018 Annual Meeting of Stockholders. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of March 31, 2019, 52,068 restricted shares had been granted under this plan. As of March 31, 2019, no stock options had been granted under this plan.
Compensation expense related to restricted stock awards from these plans was $140 for the three months ended March 31, 2019, compared to $67 for the three months ended March 31, 2018.

Restricted Common Stock Award

	March 31, 2019		December 31, 2018
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,407	$13.24	52,172	$13.29
Granted	10,847	11.60	27,514	13.15
Vested	(4,185)	11.32	(4,279)	13.30
Forfeited	(958)	13.92	—	—
Unvested and outstanding at end of year	81,111	$13.00	75,407	$13.24
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to these plans for the three month period ended March 31, 2019 was $4. The compensation cost recognized for stock-based employee compensation related to these plans for the three month period ended March 31, 2018, was $(5).
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
March 31, 2019
Outstanding at beginning of year	108,930	$10.15
Granted	—	—
Exercised	(27,430)	7.09
Forfeited or expired	(800)	13.76
Outstanding at end of year	80,700	$11.15	7.28
Exercisable at end of year	33,900	$10.24	6.76	$57
Fully vested and expected to vest	80,700	$11.15	7.28	$63
December 31, 2018
Outstanding at beginning of year	121,670	$9.82
Granted	—	—
Exercised	(12,740)	7.04
Forfeited or expired	—	—
Outstanding at end of year	108,930	$10.15	5.82
Exercisable at end of year	56,230	$8.83	4.01	$116
Fully vested and expected to vest	108,930	$10.15	5.82	$82
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan for the three month periods follows:

	March 31, 2019	December 31, 2018
Intrinsic value of options exercised	$126	$81
Cash received from options exercised	$195	$90
Tax benefit realized from options exercised	$—	$—
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the Company’s 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan:

	2019	2018
Dividend yield	NA	NA
Risk-free interest rate	NA	NA
Weighted average expected life (years)	NA	NA
Expected volatility	NA	NA
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Investment securities:
U.S. government agency obligations	$52,066	$—	$52,066	$—
Obligations of states and political subdivisions	33,415	—	33,415	—
Mortgage-backed securities	44,564	—	44,564	—
Agency Securities	—	—	—	—
Corporate debt securities	6,375	—	6,375	—
Corporate asset based securities	23,781	—	23,781	—
Total	$160,201	$—	$160,201	$—
December 31, 2018
Investment securities:
U.S. government agency obligations	$45,298	$—	$45,298	$—
Obligations of states and political subdivisions	34,728	—	34,728	—
Mortgage-backed securities	41,350	—	41,350	—
Agency securities	148	—	148	—
Corporate debt securities	6,305	—	6,305	—
Total	$146,725	$—	$146,725	$—

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Foreclosed and repossessed assets, net	$2,100	$—	$—	$2,100
Impaired loans with allocated allowances	4,479	—	—	4,479
Mortgage servicing rights	4,705	—	—	4,705
Total	$11,284	$—	$—	$11,284
December 31, 2018
Foreclosed and repossessed assets, net	$2,570	$—	$—	$2,570
Impaired loans with allocated allowances	2,485	—	—	2,485
Mortgage servicing rights	5,214	—	—	5,214
Total	$10,269	$—	$—	$10,269

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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
March 31, 2019.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
March 31, 2019
Foreclosed and repossessed assets, net	$2,100	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$4,479	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$4,705	Discounted cash flows	Discounted rates	9.5% - 12.5%
December 31, 2018
Foreclosed and repossessed assets, net	$2,570	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,485	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$5,214	Discounted cash flows	Discounted rates	9.5% - 12.5%
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
Equity securities with readily determinable fair value
Equity securities with readily determinable fair value are comprised of Federal Agricultural Mortgage Corp. Class C stock carried at fair value and represents a level 1 measurement.
Non-marketable Equity Securities, at cost
Non-marketable equity securities are comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock carried at cost, which are their redeemable fair values since the market for each category of this stock is restricted and represents a level 1 measurement.

Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN, WFC and United Bank acquisition approximates the fair value of the loans at March 31, 2019. The fair value of loans is considered to be a level 3 measurement.
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
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date and represents a level 1 measurement. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of fixed rate certificate accounts acquired through the CBN acquisition approximates the fair value of the certificates at March 31, 2019 and represents a level 3 measurement.
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

		March 31, 2019		December 31, 2018
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$41,358	$41,358	$45,778	$45,778
Other interest-bearing deposits	(Level II)	6,235	6,204	7,460	6,704
Securities available for sale "AFS"	See above	160,201	160,201	146,725	146,725
Securities held to maturity "HTM"	(Level II)	4,711	4,785	4,850	4,872
Equity securities with readily determinable fair value	(Level I)	182	182	—	—
Non-marketable equity securities, at cost	(Level I)	11,206	11,206	11,261	11,261
Loans receivable, net	(Level III)	1,010,971	1,010,326	984,952	988,072
Loans held for sale	(Level II)	1,231	1,231	1,927	1,927
Mortgage servicing rights	(Level III)	4,424	4,705	4,486	5,214
Accrued interest receivable	(Level 1)	4,369	4,369	4,307	4,307
Financial liabilities:
Deposits	(Level III)	$1,030,649	$1,029,906	$1,007,512	$1,005,488
FHLB advances	(Level II)	122,828	122,838	109,813	109,665
Other borrowings	(Level I)	24,675	24,675	24,647	24,647
Other liabilities	(Level I)	9,473	9,473	7,359	7,359
Accrued interest payable	(Level II)	585	585	406	406

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the three months ended March 31, 2019 and 2018:

	2019			2018
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	$1,570	$(432)	$1,137	$(1,445)	$390	$(1,055)
Reclassification adjustment for gains (losses) included in net income	37	(10)	27	(21)	5	(16)
Reclassification of certain deferred tax effects (1)	—	—	—	(137)	—	(137)
Adoption of ASU 2016-01; Equity securities	(62)	17	(45)	—	—	—
Other comprehensive income (loss)	$1,545	$(425)	$1,119	$(1,603)	$395	$(1,208)
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1.
The changes in the accumulated balances for each component of other comprehensive income (loss) for the three months ended December 31, 2018 and the three months ended March 31, 2019 were as follows:

	Unrealized Gains (Losses) on Securities	Other Accumulated Comprehensive Income (Loss)
Balance, October 1, 2018	$(2,706)	$(2,706)
Current year-to-date other comprehensive loss, net of tax	865	865
Ending balance, three months ended December 31, 2018	$(1,841)	$(1,841)
Current year-to-date other comprehensive loss, net of tax	1,119	1,119
Ending balance, March 31, 2019	$(722)	$(722)
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Gain on equity securities	$37		Gain on investment securities
Tax Effect	(10)		Provision for income taxes
Total reclassifications for the period	$27		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to income/loss.

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2018 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$(21)		Net loss on investment securities
Tax Effect	5		Benefit for income taxes
Total reclassifications for the period	$(16)		Net loss attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our transition report on Form 10-K for the transition period from October 1, 2018 to December 31, 2018, filed with the SEC on March 8, 2019 and the following:

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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2019, and our consolidated results of operations for the three months ended March 31, 2019, compared to the same period in the prior fiscal year for the three months ended March 31, 2018. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s transition report on Form 10-K for the transition period from October 1, 2018 to December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three month period ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
Net income as reported	$953	$1,341
EPS - basic, as reported	$0.09	$0.23
EPS - diluted, as reported	$0.09	$0.23
Cash dividends paid	$0.20	$0.20
Return on average assets (annualized)	0.30%	0.58%
Return on average equity (annualized)	2.81%	7.39%

Key factors behind these results were:

•
Net income totaled $953 thousand, or $0.09 per diluted share for the quarter ended March 31, 2019, compared to $1.341 million or $0.23 per diluted share for the quarter ended March 31, 2018. The current quarter’s operations reflected merger related costs, financial reporting expenses associated with changing our year end and higher loan loss provisions related to a growing loan portfolio and specific reserves related to a dairy loan and modest increases to specific reserves due to methodology enhancements. The Change from a quarter a year ago reflects a full quarter of United Bank, higher provision for loans losses and the costs discussed above.

•
Net interest margin (NIM) was at 3.43% for the current quarter, compared to 3.41% a year earlier. The increase in funding costs were offset by higher asset yields, primarily from loans. The margin declined from the 3.56% for the three months ended December 31, 2018 primarily due to lower accretion from payoffs and compression caused by liability costs increasing more than asset yields.

•
Loan loss provision was $1.225 million for the quarter ended March 31, 2019 compared to $100 thousand for the comparable prior year quarter and $950 thousand for the quarter ended December 31, 2018. From December 31, 2018, the increase is largely due to an increase in specific reserves. From March 31, 2018, the increase is due to both organic growth and an increase in specific reserves.

•
Total non-interest expense for the first quarter of 2019 of $9.894 million was higher than the comparable prior year quarter of $7.103 million, due to the acquisition of United Bank and approximately $1 million increase of merger related costs, branch closure costs and the costs of changing our year-end. Non-interest expense in the first quarter of 2019 decreased $100 thousand from the three months ended December 2018, due to $172 thousand lower merger related, branch closure and audit and financial costs, partially offset by a full quarter of expenses from the acquired United Bank operations.

•
Net loans increased to $1.01 billion, or an increase of $26 million at March 31, 2019, compared to $0.98 billion at December 31, 2018 and $0.75 billion at March 31, 2018. Strong organic loan and deposit growth largely supported the increase in assets in the current quarter. The asset growth from March 31, 2018 was due to the acquisition of United Bank as well as organic loan growth.

•	The Tax Cuts and Jobs Act of 2017 ("the Tax Act"), enacted on December 22, 2017, reduced the corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and their related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that our management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit in our transition report on Form 10-K for the transition period from October 1, 2018 to December 31, 2018, our critical accounting estimates are as follows:
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
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of March 31, 2019 which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2018.
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
In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include but are not limited to; loans, investment securities, goodwill, core deposit intangible assets and deferred tax assets, among others. Specific assumptions, estimates and judgments utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 2, 3, 4 and 7 of Condensed Notes to Consolidated Financial Statements.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of March 31, 2019, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three month periods ended March 31, 2019 and 2018, respectively.
Net interest income was $10.06 million for the three months ended March 31, 2019, compared to $7.36 million for the three months ended March 31, 2018 and $10.04 million for the three months ended December 31, 2018, respectively. The net interest margin for the three-month period ended March 31, 2019 was 3.43%, compared to 3.40% for the three-month period ended March 31, 2018 and 3.56% for the three months ended December 31, 2018.
For the preceding quarter, the Company’s net interest margin benefited from $0.235 million, or 8 bp, of interest income realized on the payoff of classified loans, compared to $0.015 million, or 1 bp, in the current quarter. Scheduled accretion for acquired loans, was $0.194 million, $0.182 million, and $0.142 million, for the quarters ended March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The impact on margin was 1 bp at March 31, 2019 and 8 bp at December 31, 2018. Increased deposit costs more than offset higher asset yields, which resulted in the remainder of the decline in NIM.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $3.222 million in net interest income for the three month period ended March 31, 2019, compared to the comparable prior year period primarily due to the acquisition of United Bank, which resulted in larger average balances of loans, deposits and borrowings. The changes in the composition of interest earning assets resulted in an increase of $3.634 million for the three-month period ended March 31, 2019, compared to the same period in the prior year, primarily due to the acquisition of United. Rate changes on interest earning assets increased net interest income by $0.732 million for the three-month period ended March 31, 2019, compared to the same period in the prior year. Rate changes on interest-bearing liabilities increased interest expense by $0.986 million over the same period in the prior year, resulting in a net decrease of $0.515 million in net interest income as a result of changes in interest rates due to competitive pricing during the three-month period ended March 31, 2019. Rate changes on investment securities are reflective of growth of and changes in the composition of the investment portfolio.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three-month period ended March 31, 2019, and for the comparable prior year three-month period. Non-accruing loans have been included in the table as loans carrying a zero yield.
The increase in loan interest income in the current year three-month period was primarily due to an increase in loans due to the United Bank acquisition and to a lesser extent, strong organic growth and the positive impact of rising short-term interest rates. The increase in deposit interest expense was due to the United Bank acquisition, the impact of a rising short-term interest rate environment and impact on deposit costs and organic deposit growth.
NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended March 31, 2019 compared to the three months ended March 31, 2018:

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$26,014	$168	2.62%	$27,772	$62	0.91%
Loans	996,778	12,414	5.05%	725,601	8,540	4.77%
Interest-bearing deposits	6,913	39	2.29%	7,281	31	1.73%
Investment securities (1)	156,157	947	2.57%	113,943	620	2.39%
Non-marketable equity securities, at cost	10,375	150	5.86%	8,005	99	5.02%
Total interest earning assets (1)	$1,196,237	$13,718	4.66%	$882,602	$9,352	4.32%
Average interest-bearing liabilities:
Savings accounts	$164,129	$175	0.43%	$94,497	$28	0.12%
Demand deposits	189,348	354	0.76%	153,032	114	0.30%
Money market	152,963	382	1.01%	118,622	161	0.55%
CD’s	326,834	1,529	1.90%	265,621	863	1.32%
IRA’s	39,857	153	1.56%	33,688	84	1.01%
Total deposits	873,131	2,593	1.20%	665,460	1,250	0.76%
FHLB Advances and other borrowings	126,239	1,063	3.41%	117,939	746	2.57%
Total interest-bearing liabilities	$999,370	$3,656	1.48%	$783,399	$1,996	1.03%
Net interest income		$10,062			$7,356
Interest rate spread			3.18%			3.29%
Net interest margin (1)			3.43%			3.40%
Average interest earning assets to average interest-bearing liabilities			1.20			1.13
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21% for the quarter ended March 31, 2019 and 24.5% for the quarter ended March 31, 2018. The FTE adjustment to net interest income included in the rate calculations totaled $42 and $52 for the three months ended March 31, 2019 and March 31, 2018, respectively.

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
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(4)	$110	$106
Loans	3,345	529	3,874
Interest-bearing deposits	(2)	10	8
Investment securities	263	64	327
Non-marketable equity securities, at cost	32	19	51
Total interest earning assets	3,634	732	4,366
Interest expense:
Savings accounts	28	119	147
Demand deposits	32	208	240
Money market accounts	55	166	221
CD’s	225	441	666
IRA’s	17	52	69
Total deposits	357	986	1,343
FHLB Advances and other borrowings	55	261	316
Total interest bearing liabilities	412	1,247	1,659
Net interest income	$3,222	$(515)	$2,707

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
Provision expense for the quarter of approximately $1.225 million was due to (1) $0.600 million was due to newly originated loan growth reflecting strong organic loan growth, (2) $0.122 million was due to net charge offs for the quarter and (3) $0.500 million was due to increases in specific reserves on impaired credits. Provision expense was higher mainly due to increasing specific reserves. The largest specific reserve was established on a single dairy relationship of approximately $0.350 million or $0.02 per share, whose status changed to nonaccrual status during the March 31, 2019 quarter. While this sector is experiencing difficult operating conditions, the issues related to this credit relationship were isolated. Management believes its agricultural lending processes remain prudent and there is no evidence to suggest systemic problems. The bank has initiated foreclosure and has also filed a civil complaint in Eau Claire County Circuit Court regarding borrower representations in the loan application and approval process. Additionally, approximately half of the remaining specific reserves increase was due to enhancements on various impaired.
The Bank recorded a provision of $0.950 million for the quarter ended December 31, 2018 and $0.100 million for the quarter ended March 31, 2018. From December 31, 2018, the increase is largely due an increase in specific reserves. From March 31, 2018, the increase is due to both organic growth and an increase in specific reserves.
Net loan charge-offs for the three-month period ended March 31, 2019 were $0.122 million, compared to $0.721 million, for the comparable prior year period and $0.094 million for the quarter ended December 31, 2018. Annualized net charge-offs to average loans were 0.05% for the three-month ended March 31, 2019, compared to 0.04% for the comparable period in the prior year. Non-accrual loans were $9.9 million at March 31, 2019, compared to $7.4 million at December 31, 2018 and $6.6 million at March 31, 2018. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
Management believes that the provision taken for the current year three-month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional provision in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three month periods ended March 31, 2019 and 2018, respectively.

	Three months ended March 31,
	2019	2018	% Change
Non-interest Income:
Service charges on deposit accounts	$550	$430	27.91%
Interchange income	338	302	11.92%
Loan servicing income	554	346	60.12%
Gain on sale of loans	308	189	62.96%
Loan fees and service charges	128	87	47.13%
Insurance commission income	184	187	(1.60)%
Gains (losses) on investment securities	34	(21)	N/M
Other	236	155	52.26%
Total non-interest income	$2,332	$1,675	39.22%
N/M means not meaningful
The increase in service charges on deposit accounts, interchange income, loan servicing income, gain on sale of loans, loans fees and other income is primarily due to the acquisition of United Bank and to a lesser extent growth in the Bank’s business.
Gain on sale of investment securities in the first quarter was due to the adoption of ASU 2016-01, affecting the Bank's one required holding of an exchange listed stock. ASU 2016-01 requires equity securities to be carried at fair value, with periodic adjustments to fair value recorded as income or expense in the consolidated statement of operations. The loss recorded in the first quarter a year ago was to the impairment of another investment security, which was subsequently sold in the quarter ending June 30, 2018 at a gain of $0.004 million.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three month period ended March 31, 2019 and 2018, respectively.

	Three months ended March 31,
	2019	2018	% Change
Non-interest Expense:
Compensation and benefits	$4,706	$3,806	23.65%
Occupancy - net	954	761	25.36%
Office	522	426	22.54%
Data processing	987	733	34.65%
Amortization of intangible assets	327	161	103.11%
Amortization of mortgage servicing rights	191	76	151.32%
Advertising, marketing and public relations	203	146	39.04%
FDIC premium assessment	94	115	(18.26)%
Professional services	825	323	155.42%
Losses on repossessed assets, net	(37)	—	N/M
Other	1,122	556	101.80%
Total non-interest expense	$9,894	$7,103	39.29%

Non-interest expense (annualized) / Average assets	3.09%	3.07%	0.41%
N/M means not meaningful
During the three months ended March 31, 2019, the increase in nearly all expense categories increased due to additional costs associated with the full quarter impact of the acquisition of United Bank, completed on October 19, 2018, and costs to support the organic growth in loan and deposit portfolios.
In addition, the increase in other expense includes a one-time charge of approximately $0.160 million related to Wisconsin domicile taxes associated with the Bank's initial public offering in 2006 and an additional one-time charge of approximately $0.140 million related to Wisconsin domicile taxes arising from our 2018 United Bank Acquisition.
Merger related expenses incurred this quarter and included in the consolidated statement of operations consisted of the following: (1) $0.074 million recorded in compensation and benefits, (2) $0.204 million recorded in professional services and (3) $0.381 million recorded in other non-interest expense. Branch closure costs incurred this quarter consisted of $0.004 million recorded in professional services and $0.011 million recorded in other non-interest expense in the consolidated statement of operations. Audit and financial reporting expenses, related to our year end change, consisted of $0.358 million recorded in professional services in the consolidated statement of operations during the quarter ended March 31, 2019.
Income Taxes. Income tax expense was $0.322 million for the three months ended March 31, 2019, compared to $0.487 million for the three months ended March 31, 2018, respectively. The effective tax rate decreased from 26.6% to 25.3% for the three-month periods ended March 31, 2018 and March 31, 2019, respectively.
BALANCE SHEET ANALYSIS
Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $27,122, or 2.73%, to $1,019,678 as of March 31, 2019 from $992,556 at December 31, 2018. The following table reflects the composition, or mix of our loan portfolio at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	Amount	Amount
Real estate loans:
Residential real estate
One to four family	$201,796	209,926
Purchased HELOC loans	12,346	12,883
Commercial/agricultural real estate
Commercial real estate	368,530	357,959
Agricultural real estate	90,920	86,015
Multi-family real estate	83,961	69,400
Construction and land development	42,446	22,691
Total real estate loans	799,999	758,874
Non-real estate loans:
Consumer non-real estate
Originated indirect paper	52,422	56,585
Purchased indirect paper	12,910	15,006
Other Consumer	19,048	20,214
Commercial/agricultural loans
Commercial non-real estate	105,803	112,427
Agricultural non-real estate	36,254	36,327
Total non-real estate loans	226,437	240,559
Gross loans	1,026,436	999,433
Unearned net deferred fees and costs and loans in process	318	409
Unamortized discount on acquired loans	(7,076)	(7,286)
Total loans (net of unearned income and deferred expense)	1,019,678	992,556
Allowance for loan losses	(8,707)	(7,604)
Total loans receivable, net	$1,010,971	$984,952
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

	March 31, 2019	December 31, 2018	Change FTD
Community Banking Loan Portfolios:
Commercial/Agricultural real estate:
Commercial real estate	$368,530	$357,959	$10,571
Agricultural real estate	90,920	86,015	4,905
Multi-family real estate	83,961	69,400	14,561
Construction and land development	42,446	22,691	19,755
Commercial/Agricultural non-real estate:
Commercial non-real estate	105,803	112,427	(6,624)
Agricultural non-real estate	36,254	36,327	(73)
Residential real estate:
Purchased HELOC loans	12,346	12,883	(537)
Consumer non-real estate:
Other consumer	19,048	20,214	(1,166)
Total Community Banking Loan Portfolios	759,308	717,916	41,392

Legacy Loan Portfolios:
Residential real estate:
One to four family	201,796	209,926	(8,130)
Consumer non-real estate:
Originated indirect paper	52,422	56,585	(4,163)
Purchased indirect paper	12,910	15,006	(2,096)
Total Legacy Loan Portfolios	267,128	281,517	(14,389)
Gross loans	$1,026,436	$999,433	$27,003
The Community Banking loan portfolios reflect the Bank's strategy to grow its commercial banking business and consumer lending. The Legacy loan portfolios reflect the Bank's strategy to sell substantially all newly originated one to four family loans in the secondary market and the discontinuation of originated and purchased indirect paper loans, effective in the quarter ending December 31, 2016.
At March 31, 2019, the community banking portfolio grew by $41.4 million compared to December 31, 2018 with strong growth in all real estate categories. The growth in construction loans reflects the funding on projects that moved closer to completion.
As expected, the legacy portfolio continues to decrease. One to four family residential real estate loans, decreased $8.1 million or 4% from the December 31, 2018 balances as repayments, including payoffs, outpaced one to four family portfolio originations. Consumer indirect paper loans decreased $6.3 million or 9% from December 31, 2018 balances. While the portfolio decrease percentage this quarter remains in the historical range of shrinkage, the absolute dollar shrinkage of the legacy portfolio is expected to slow over time as the portfolio decreases in size.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At March 31, 2019 and December 31, 2018, we had 315 and 209 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $27.3 million and $22.5 million respectively. Of the impaired loans, respectively, there were 35 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $4.4 million for which $0.739 million in specific ALL was recorded as of March 31, 2019.
At March 31, 2019, the ALL was $8,707, or 0.85% of our total loan portfolio, compared to ALL of $7,604, or 0.77% of the total loan portfolio at December 31, 2018. This level was based on our analysis of the loan portfolio risk at March 31, 2019, considering the factors discussed above. A restricted cash reserve account was established by the third party seller of the purchased indirect paper consumer loans, based on a percentage of the outstanding loan balances. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased consumer loans that are not purchased back by the seller or substituted with performing consumer loans and as a result, the Bank records a charged off loan. The Bank has not drawn on the restricted cash reserve account as the third party has repurchased all loans presented to them.
All the nine factors identified in the FFIEC's Interagency Policy Statement on the Allowance for Loan and Lease Losses are taken into account in determining the ALL. The impact of the factors in general categories are subject to change; thus, the allocations are management’s estimate of the loan loss categories in which the probable and inherent loss has occurred as of the date of our assessment. Of the nine factors, we believe the following have the greatest impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales: (1) lending policies and procedures; (2) economic and business conditions; and (3) the value of the underlying collateral. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allocated allowance. The general component covers non-impaired loans and is based on historical loss experience adjusted for these and other qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available. These refinements could also cause increases or decreases in the ALL. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.
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
•Closed ended consumer non-real estate loans past due 120 days or more; and
•Residential real estate loans and open-ended consumer non-real estate loans past due 180 days or more.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	March 31, 2019 and Three Months Then Ended	December 31, 2018 and Three Months Then Ended
Nonperforming assets:
Nonaccrual loans	$9,871	$7,354
Accruing loans past due 90 days or more	1,713	736
Total nonperforming loans (“NPLs”)	11,584	8,090
Other real estate owned	2,071	2,522
Other collateral owned	29	48
Total nonperforming assets (“NPAs”)	$13,684	$10,660
Troubled Debt Restructurings (“TDRs”)	$9,984	$8,722
Accruing TDR's	$7,483	$6,055
Nonaccrual TDRs	$2,501	$2,667
Average outstanding loan balance	$996,778	$921,951
Loans, end of period	$1,019,678	$992,556
Total assets, end of period	$1,326,590	$1,287,924
ALL, at beginning of period	$7,604	$6,748
Loans charged off:
Residential real estate	(67)	(43)
Commercial/Agricultural real estate	—	—
Consumer non-real estate	(78)	(79)
Commercial/Agricultural non-real estate	—	—
Total loans charged off	(145)	(122)
Recoveries of loans previously charged off:
Residential real estate	1	4
Commercial/Agricultural real estate	—	—
Consumer non-real estate	22	24
Commercial/Agricultural non-real estate	—	—
Total recoveries of loans previously charged off:	23	28
Net loans charged off (“NCOs”)	(122)	(94)
Additions to ALL via provision for loan losses charged to operations	1,225	950
ALL, at end of period	$8,707	$7,604
Ratios:
ALL to NCOs (annualized)	1,784.22%	2,022.34%
NCOs (annualized) to average loans	0.05%	0.04%
ALL to total loans	0.85%	0.77%
NPLs to total loans	1.14%	0.82%
NPAs to total assets	1.03%	0.83%

An aging analysis of the Company’s originated and acquired loans as of March 31, 2019 and December 31, 2018, respectively, was as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Nonaccrual Loans	Recorded Investment > 89 Days and Accruing
March 31, 2019
Originated loans	$3,545	$2,494	$5,304	$11,343	$2,742	$1,245
Acquired loans	4,686	1,658	3,063	9,407	7,129	468
Total	$8,231	$4,152	$8,367	$20,750	$9,871	$1,713
December 31, 2018
Originated loans	$4,888	$2,164	$1,766	$8,818	$1,770	$279
Acquired loans	3,671	918	3,739	8,328	5,584	457
Total	$8,559	$3,082	$5,505	$17,146	$7,354	$736
Nonperforming assets, delinquencies and troubled debt restructures typically increase in subsequent quarters following a merger due to updated reporting and risk rating of the loan portfolio to CCFBank standards. We experienced this again as nonperforming assets increased to 1.03% of total assets at March 31, 2019, from 0.83% of total assets at December 31, 2018. Total impaired loans, which included trouble debt restructured loans, purchased credit impaired loans and substandard non-performing loans, was $50 million at March 31, 2019, compared to $47 million at December 31, 2018.
Non-performing loans of $11.6 million at March 31, 2019, included $2.5 million of non-accrual troubled debt restructured originated loans, which was an increase of $3.1 million from the non-performing loans balance at December 31, 2018. The increase primarily relates to the dairy credit discussed above and increases in loan relationships aggregating $0.550 million or less partially offset by the reduction in foreclosed assets.

Nonaccrual Loans Rollforward:

	Quarter Ended
	March 31, 2019	December 31, 2018	September 30, 2018	March 31, 2018
Balance, beginning of period	$7,354	$7,210	$6,627	$6,388
Additions	3,428	906	2,030	901
Acquired nonaccrual loans	—	941	—	—
Charge offs	(31)	(40)	(68)	(34)
Transfers to OREO	(362)	(201)	(400)	(334)
Return to accrual status	(175)	—	(93)	—
Payments received	(282)	(1,429)	(676)	(257)
Other, net	(61)	(33)	(210)	(22)
Balance, end of period	$9,871	$7,354	$7,210	$6,642

Other real estate owned ("OREO") decreased by $0.4 million from $2.5 million at December 31, 2018 to $2.1million at March 31, 2019 as sales exceeded properties transferred from loans.
Other Real Estate Owned Rollforward:

	Quarter Ended
	March 31, 2019	December 31, 2018	September 30, 2018	March 31, 2018
Balance, beginning of period	$2,522	$2,749	$5,328	$6,996
Loans transferred in	362	201	400	334
Branch properties sales	—	—	(1,245)	—
Sales	(808)	(210)	(1,762)	(256)
Write-downs	(6)	—	(127)	(27)
Other, net	1	(218)	155	(32)
Balance, end of period	$2,071	$2,522	$2,749	$7,015
Accruing TDR loans increased $1.4 million to $7.5 million at March 31, 2019 from $6.1 million at December 31, 2018 primarily due to two properties secured by commercial real estate.

Troubled Debt Restructurings in Accrual Status:

	March 31, 2019		December 31, 2018		September 30, 2018		March 31, 2018
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Residential real estate	37	$3,454	34	$3,319	34	$3,495	28	$3,015
Commercial/Agricultural real estate	17	3,454	15	2,209	14	1,646	12	2,414
Consumer non-real estate	11	90	13	99	14	109	16	146
Commercial/Agricultural non-real estate	3	485	2	428	3	481	3	517
Total loans	68	$7,483	64	$6,055	65	$5,731	59	$6,092
Net charge offs for the three month period ended March 31, 2019 were $0.122 million compared to $0.072 million for the same prior year period and $0.094 million for the quarter ended December 31, 2018. The ratio of annualized net charge-offs to average loans receivable was 0.05% for the three-month period ended March 31, 2019, compared to 0.04% for both the three months ended December 31, 2018 and March 31, 2018.
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity. The 2019 purchases were approximately 77% variable rate securities. The effective duration of the investment portfolio at March 31, 2019 was 3.4 years compared to 4.1 years at December 31, 2018.
Securities available for sale, which represent the majority of our investment portfolio, were $160.2 million at March 31, 2019, compared with $146.7 million at December 31, 2018. There were no impairment charges recorded in the three months ended March 31, 2019. One agency security had an impairment charge of $0.017 million recorded in the three months ended March 31, 2018. This security was sold in the quarter-ended June 30, 2018 and a $0.004 million gain was realized due to changes in market prices. Securities held to maturity were $4,7million at March 31, 2019, compared with $4.9 million at December 31, 2018.

The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
March 31, 2019
U.S. government agency obligations	$52,567	$52,066
Obligations of states and political subdivisions	33,400	33,415
Mortgage backed securities	44,670	44,564
Corporate debt securities	6,560	6,375
Corporate asset based securities	23,999	23,781
Totals	$161,196	$160,201
December 31, 2018
U.S. government agency obligations	$46,215	$45,298
Obligations of states and political subdivisions	35,162	34,728
Mortgage backed securities	42,279	41,350
Agency securities	104	148
Corporate debt securities	6,577	6,305
Corporate asset based securities	18,928	18,896
Totals	$149,265	$146,725
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
March 31, 2019
Obligations of states and political subdivisions	$1,700	$1,702
Mortgage-backed securities	3,011	3,083
Totals	$4,711	$4,785
December 31, 2018
Obligations of states and political subdivisions	$1,701	$1,698
Mortgage-backed securities	3,149	3,174
Totals	$4,850	$4,872
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	March 31, 2019		December 31, 2018
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$97,238	$96,630	$88,494	$86,648
AAA	7,052	7,023	3,566	3,535
AA	42,390	42,228	42,608	42,305
A	12,860	12,680	12,991	12,662
Non-rated	1,656	1,640	1,606	1,575
Total available for sale securities	$161,196	$160,201	$149,265	$146,725

The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	March 31, 2019		December 31, 2018
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$3,011	$3,083	$3,149	$3,173
AA	395	396	395	395
A	955	955	956	955
Non-rated	350	351	350	349
Total	$4,711	$4,785	$4,850	$4,872
At March 31, 2019, securities with a market value of $1.9 million were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of March 31, 2019, this line of credit had a zero outstanding balance. The Bank has pledged U.S. Government Agency securities with a market value of $5.6 million, mortgage-backed securities with a market value of $23.0 million as collateral against specific municipal deposits. As of March 31, 2019, the Bank also has mortgage backed securities with a market value of $0.881million pledged as collateral to the Federal Home Loan Bank of Des Moines.
Other Assets. Other assets increased to $10 million at March 31, 2019, from $3 million at December 31, 2018, due primarily to the adoption of new accounting standards requiring asset recognition for operating leases which totaled $5 million at March 31, 2019.
Deposits. Deposits increased $23 million to $1.03 billion at March 31, 2019. The deposit growth was primarily from our commercial area in money market accounts, along with retail certificate of deposit growth, which helped offset the reduction in brokered and listing service deposits of $16 million and $2 million, respectively, at March 31, 2019 compared to December 31, 2018. As of March 31, 2019, our brokered and listing service deposits were $39 million and $7 million, respectively.
Non-maturity deposits increased to $668 million or 65% of total deposits compared to $643 million at December 31, 2018, or 64% of total deposits, primarily due to growth in our commercial deposits.
The following is a summary of deposits by type at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
Non-interest bearing demand deposits	$138,280	$155,405
Interest bearing demand deposits	195,741	169,310
Savings accounts	159,325	192,310
Money market accounts	174,508	126,021
Certificate accounts	362,795	364,466
Total deposits	$1,030,649	$1,007,512
Deposits from closed branches, in markets that the Bank no longer competes in, decreased by $2.1 million during the three months ended March 31, 2019, and total $39.3 million as of March 31, 2019.
Our objective is to grow deposits and build customer relationships in our core markets through our branch network, deposit product offerings, including Treasury Management, and providing excellent customer service. Management expects to continue to place emphasis on both retaining and generating additional deposits in 2019 through competitive pricing of deposit products, our branch delivery systems that have already been established and electronic banking.
Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. FHLB advances were $123 million as of March 31, 2019 and $110 million as of December 31, 2018, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to manage the Bank's cost of funds. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of March 31, 2019, is approximately $275 million.
The Bank has pledged $843 million of loans to secure the current outstandings, letters of credit and to provide the unused borrowing capacity.

On August 10, 2017, the Company issued $15 million of subordinated notes maturing on August 10, 2027. The proceeds of the loans were used by the Company for the sole purpose of financing the acquisition, by merger, of Wells Financial Corporation.
The subordinated notes are unsecured and are subordinate to the claims of other creditors of the Company. The subordinated notes mature in August 2027 and convert to variable interest rate notes in August 2022. These notes provide for an annual fixed interest rate for the first five years of 6.75%. After the fixed interest period and through maturity, the interest rate will be reset quarterly to equal the three-month LIBOR rate, plus 4.90%. Interest on the Notes will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year through the maturity date.
On August 1, 2018, the Company entered into a Business Credit Agreement evidencing a $7.5 million revolving loan and Business Note in an initial principal amount of $10 million. The Revolving Loan matures on August 1, 2019 and the Note matures on August 1, 2030. The Revolving Loan and the Note each bear interest at a variable rate based on the U.S. Prime Rate as published in the Wall Street Journal less 75 basis points and are payable in accordance with the terms of the Loan Agreement and the Note, respectively. The proceeds from the Business Note were used to refinance existing senior notes, pay transaction fees and expenses and for general corporate purposes. The proceeds from the Revolving Loan will be used for general corporate purposes. At March 31, 2019 and December 31, 2018, there were no borrowings outstanding on this revolving loan.
Other Liabilities. Other liabilities increased by $2 million to $10 million, at March 31, 2019, due primarily to the new accounting standard related to liability recognition of operating leases which totaled $5 million at March 31, 2019.
Stockholders’ Equity. Total stockholders’ equity increased to $138.4 million at March 31, 2019, from $138.2 million one quarter earlier, as the Company benefitted from the addition of earnings and a reduction in accumulated other comprehensive loss, mainly due to lower long-term interest rates, offset by the annual common stock dividend payment. Tangible book value per share (non-GAAP)2 was $9.07 at March 31, 2019, compared to $9.06 at December 31, 2018. Tangible common equity (non-GAAP)2 as a percent of tangible assets (non-GAAP) was 7.74% at March 31, 2019, compared to 7.94% at December 31, 2018 and 6.26% one year earlier.
The increase in equity was due to net income, the decrease in unrealized loss on AFS securities, partially offset by the payment of the Company’s annual dividend in the quarter.
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; short-term investments; and borrowings. We use our sources of funds primarily to meet ongoing commitments, to pay nonrenewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At March 31, 2019, our on-balance sheet liquidity ratio was 11.07%. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank's control, including general interest rates, economic conditions and competition. Although $181.0 million of our $1.031 billion (49.9%) CD portfolio as of March 31, 2019 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and correspondent banks We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of March 31, 2019, we have approximately $275 million available under this arrangement, supported by loan collateral, as compared to $208 million one year earlier. This increase was due to the Bank pledging additional loans, primarily from the United Bank acquisition. We also maintain lines of credit of $1.5 million with the Federal Reserve Bank and have $18.5 million of uncommitted federal funds purchased lines of credit, as well as a $7.5 million revolving line of credit which is available as needed for general liquidity purposes.
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
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2019, the Company had $209.5 million in unused commitments, compared to $207.8 million in unused commitments as of December 31, 2018.
Capital Resources. As of March 31, 2019, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2019 (Unaudited)
Total capital (to risk weighted assets)	$130,055,000	12.7%	$81,720,000	>=	8.0%	$102,150,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	121,348,000	11.9%	61,290,000	>=	6.0%	81,720,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	121,348,000	11.9%	45,967,000	>=	4.5%	66,397,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	121,348,000	9.6%	50,655,000	>=	4.0%	63,318,000	>=	5.0%
As of December 31, 2018 (Audited)
Total capital (to risk weighted assets)	$126,440,000	12.7%	$79,651,000	>=	8.0%	$99,563,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	118,836,000	11.9%	59,738,000	>=	6.0%	79,651,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	118,836,000	11.9%	44,804,000	>=	4.5%	64,716,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	118,836,000	9.7%	48,976,000	>=	4.0%	61,220,000	>=	5.0%

At March 31, 2019, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2019 (Unaudited)
Total capital (to risk weighted assets)	$124,161,000	12.2%	$81,720,000	>=	8.0%	$102,150,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	100,454,000	9.8%	61,290,000	>=	6.0%	81,720,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	100,454,000	9.8%	45,967,000	>=	4.5%	66,397,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	100,454,000	7.9%	50,655,000	>=	4.0%	63,318,000	>=	5.0%
As of December 31, 2018 (Audited)
Total capital (to risk weighted assets)	$123,657,000	12.4%	$79,651,000	>=	8.0%	$99,563,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	101,053,000	10.2%	59,738,000	>=	6.0%	79,651,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	101,053,000	10.2%	44,804,000	>=	4.5%	64,716,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	101,053,000	8.3%	48,976,000	>=	4.0%	61,220,000	>=	5.0%
At March 31, 2019, the Company was categorized as "Well Capitalized" under Prompt Corrective Action Provisions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured consumer, commercial and agriculture loan maturities;

•	originating variable rate commercial and agriculture loans;

•	managing our funding needs by utilizing core deposits, institutional certificates of deposits and borrowings as appropriate to extend terms and lock in fixed interest rates;

•	reducing non-interest expense and managing our efficiency ratio by implementing technologies to enhance customer service and increase employee productivity;

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure to focus resources on our most productive markets;

•	managing our exposure to changes in interest rates, including, but not limited to the sale of longer term fixed rate consumer loans;

•	entering into selling loans on the secondary market with retained servicing; and

•	originating balloon mortgage loans with a term of seven years or less to minimize the impact of sudden rate changes.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.
The following table sets forth, at March 31, 2019 and December 31, 2018 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity ("EVE") resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of March 31, 2019 and December 31, 2018, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 200 and 100 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2019	At December 31, 2018

+300 bp	(4)%	(3)%
+200 bp	(2)%	(2)%
+100 bp	(1)%	(1)%
-100 bp	—%	(1)%
-200 bp	(2)%	(5)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at March 31, 2019 and December 31, 2018.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2019	At December 31, 2018

+300 bp	(5)%	(6)%
+200 bp	(3)%	(4)%
+100 bp	(1)%	(2)%
-100 bp	1%	1%
-200 bp	—%	(1)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2019, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at reaching a level of reasonable assurance.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. On October 19, 2018, we completed our acquisition of United Bank. In accordance with our integration efforts, we are in the process of integrating United Bank operations into our internal control over financial reporting structure within the time frame provided by applicable SEC rules and regulations.
PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
In the normal course of business, the Company and/or the Bank occasionally become involved in other various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.	RISK FACTORS
A detailed discussion of the Company's risk factors is disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s transition report on Form 10-K for the transition period from October 1, 2018 to December 31, 2018. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business. There have been no material changes to the risk factors disclosed in our Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.
The table below shows the shares withheld from employees to satisfy tax withholding obligations during the three months ended March 31, 2019.

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Pans or Programs
January 1, 2019 - January 31, 2019	798	$11.32	—	—
February 1, 2019 - February 28, 2019	—	—	—	—
March 1, 2019- March 31, 2019	—	—	—	—
Total	798	$11.32	—	—
(1) Represents shares of common stock withheld from employees to satisfy tax withholding obligations associated with the vesting of restricted stock awards.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.

Item 7.	EXHIBITS
(a) Exhibits

2.1
Agreement and Plan of Merger Between Citizens Community Bancorp, Inc., F&M Merger Sub, Inc. and F. & M. Bancorp. of Tomah, Inc., dated January 21, 2019. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 22, 2019 (File No. 001-33003)).

10.1
Form of Citizens Community Bancorp, Inc. 2019 Long Term Incentive Plan Award Agreement. (incorporated by reference to Exhibit 10.19 to the Company's Transition Report on Form 10-K filed on March 8, 2019 (File No. 001-33003)).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

*
This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: May 9, 2019	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: May 9, 2019	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer