Form 10-Q
period 2019-06-30
Citizens Community Bancorp Inc.
filed 2019-08-08
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-33003

CITIZENS COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-5120010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2174 EastRidge Center
Eau Claire, WI	54701
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At August 8, 2019 there were 11,271,007 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2019 (unaudited) and December 31, 2018
(derived from audited financial statements)
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$47,008	$45,778
Other interest-bearing deposits	5,980	7,460
Securities available for sale "AFS"	154,760	146,725
Securities held to maturity "HTM"	3,828	4,850
Equity securities with readily determinable fair value	177	—
Non-marketable equity securities, at cost	12,543	11,261
Loans receivable	1,019,957	992,556
Allowance for loan losses	(8,759)	(7,604)
Loans receivable, net	1,011,198	984,952
Loans held for sale	2,475	1,927
Mortgage servicing rights	4,319	4,486
Office properties and equipment, net	15,287	13,513
Accrued interest receivable	4,452	4,307
Intangible assets	6,828	7,501
Goodwill	31,474	31,474
Foreclosed and repossessed assets, net	1,387	2,570
Bank owned life insurance ("BOLI")	18,022	17,792
Escrow merger settlement proceeds	20,555	—
Other assets	8,127	3,328
TOTAL ASSETS	$1,348,420	$1,287,924

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,015,459	$1,007,512
Federal Home Loan Bank advances	135,844	109,813
Other borrowings	44,551	24,647
Other liabilities	9,324	7,765
Total liabilities	1,205,178	1,149,737

Stockholders’ Equity:
Common stock— $0.01 par value, authorized 30,000,000; 10,982,008 and 10,953,512 shares issued and outstanding, respectively	110	109
Additional paid-in capital	125,822	125,512
Retained earnings	18,114	15,264
Unearned deferred compensation	(757)	(857)
Accumulated other comprehensive loss	(47)	(1,841)
Total stockholders’ equity	143,242	138,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,348,420	$1,287,924
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2019 and 2018
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest and dividend income:
Interest and fees on loans	$12,976	$8,865	$25,390	$17,404
Interest on investments	1,360	905	2,664	1,718
Total interest and dividend income	14,336	9,770	28,054	19,122
Interest expense:
Interest on deposits	2,926	1,432	5,519	2,682
Interest on FHLB borrowed funds	913	412	1,574	726
Interest on other borrowed funds	414	446	816	878
Total interest expense	4,253	2,290	7,909	4,286
Net interest income before provision for loan losses	10,083	7,480	20,145	14,836
Provision for loan losses	325	650	1,550	750
Net interest income after provision for loan losses	9,758	6,830	18,595	14,086
Non-interest income:
Service charges on deposit accounts	581	413	1,131	843
Interchange income	453	338	791	640
Loan servicing income	634	337	1,188	683
Gain on sale of loans	573	226	881	415
Loan fees and service charges	261	116	389	203
Insurance commission income	192	187	376	374
Gains (losses) on investment securities	21	4	55	(17)
Gain on sale of branch	2,295	—	2,295	—
Other	228	146	464	301
Total non-interest income	5,238	1,767	7,570	3,442
Non-interest expense:
Compensation and related benefits	4,604	3,840	9,310	7,646
Occupancy	866	733	1,820	1,494
Office	528	417	1,050	843
Data processing	868	720	1,855	1,453
Amortization of intangible assets	346	161	673	322
Amortization of mortgage servicing rights	306	84	497	160
Advertising, marketing and public relations	456	185	659	331
FDIC premium assessment	146	94	240	209
Professional services	575	735	1,400	1,058
Loss (gain) on repossessed assets, net	(90)	450	(127)	450
Other	784	455	1,906	1,011
Total non-interest expense	9,389	7,874	19,283	14,977
Income before provision for income tax	5,607	723	6,882	2,551
Provision for income taxes	1,500	220	1,822	707
Net income attributable to common stockholders	$4,107	$503	$5,060	$1,844
Per share information:
Basic earnings	$0.37	$0.09	$0.46	$0.31
Diluted earnings	$0.37	$0.08	$0.46	$0.30
Cash dividends paid	$—	$—	$0.20	$0.20
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Six months ended June 30, 2019 and 2018
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income attributable to common stockholders	$4,107	$503	$5,060	$1,844
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period	662	(304)	1,799	(1,359)
Reclassification adjustment for net gains (losses) included in net income	13	3	40	(13)
Other comprehensive income (loss)	675	(301)	1,839	(1,372)
Comprehensive income	$4,782	$202	$6,899	$472
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2019
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2019	10,953,512	$109	$125,512	$15,264	$(857)	$(1,841)	$138,187
Net income	—	—	—	5,060	—	—	5,060
Other comprehensive income, net of tax	—	—	—	—	—	1,839	1,839
Forfeiture of unvested shares	(8,916)	—	(131)	—	131	—	—
Surrender of restricted shares of common stock	(3,865)	—	(44)	—	—	—	(44)
Common stock awarded under the equity incentive plan	12,847	—	274	—	(274)	—	—
Common stock options exercised	28,430	1	202	—	—	—	203
Stock option expense	—	—	9	—	—	—	9
Amortization of restricted stock	—	—	—	—	243	—	243
Adoption of ASU 2016-01; Equity securities	—	—	—	45	—	(45)	—
Adoption of ASU 2016-02; Leases	—	—	—	(57)	—	—	(57)
Cash dividends ($0.20 per share)	—	—	—	(2,198)	—	—	(2,198)
Balance, June 30, 2019	10,982,008	$110	$125,822	$18,114	$(757)	$(47)	$143,242
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2019 and 2018
(in thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income attributable to common stockholders	$5,060	$1,844
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/accretion discount on investment securities	533	527
Provision for depreciation	705	514
Provision for loan losses	1,550	750
Net realized (gain) loss on sale of securities	(55)	17
Increase in MSR assets resulting from transfers of financial assets	(330)	—
Amortization of MSR assets	497	—
Amortization of intangible assets	673	322
Amortization of restricted stock	243	161
Net stock based compensation expense	9	—
Gain on sale of office properties and equipment	(32)	(4)
Provision for deferred income taxes	—	137
Increase in cash surrender value of life insurance	(230)	—
Net (gain) loss from disposals of foreclosed and repossessed assets	(127)	476
Gain on sale of loans held for sale, net	(881)	(709)
Net change in loans held for sale	333	8,300
(Increase) decrease in accrued interest receivable and other assets	(346)	1,702
(Decrease) increase in other liabilities	(3,736)	3,471
Total adjustments	(1,194)	15,664
Net cash provided by operating activities	3,866	17,508
Cash flows from investing activities:
Purchase of investment securities	(24,006)	(30,812)
Net decrease (increase) in interest-bearing deposits	1,480	(1,005)
Proceeds from sale of investment securities	7,976	31
Principal payments on investment securities	10,881	5,600
Net (purchases)/sales of non-marketable equity securities	(1,282)	1,289
Proceeds from sale of foreclosed and repossessed assets	1,984	1,629
Net increase in loans	(28,470)	(38,536)
Net capital expenditures	(2,747)	(2,012)
Proceeds from disposal of office properties and equipment	300	73
Net cash used in investing activities	(33,884)	(63,743)
Cash flows from financing activities:
Escrow merger settlement proceeds	(20,555)	—
Net increase (decrease) in Federal Home Loan Bank advances	26,031	(36,000)
Proceeds from other borrowings to fund business combination, net of origination costs	29,864	—
Principal payment reduction to other borrowings	(10,000)	(840)
Net increase in deposits	7,947	3,467
Proceeds from private placement stock offering, net of issuance costs	—	61,289
Surrender of restricted shares of common stock	(44)	(25)
Exercise of common stock options	203	41
Cash dividends paid	(2,198)	(1,181)
Net cash provided by financing activities	31,248	26,751
Net increase (decrease) in cash and cash equivalents	1,230	(19,484)
Cash and cash equivalents at beginning of period	45,778	47,215
Cash and cash equivalents at end of period	$47,008	$27,731

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$5,474	$2,662
Interest on borrowings	$2,394	$1,542
Income taxes	$3,747	$920
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$674	$466
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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers in Wisconsin and Minnesota through 28 branch locations, including two branch locations acquired in the F. & M. Bancorp. of Tomah, Inc. merger on July 1, 2019. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one-to-four family residential mortgages, as well as expanded services through Wells Insurance Agency, Inc.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date as of June 30, 2019 and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
On July 1, 2019, the Company closed on the acquisition of F. & M. Bancorp. of Tomah, Inc. and completed the related data systems conversion on July 14, 2019. See Note 10, "Subsequent Events" for additional information.
On May 17, 2019, the Company completed the sale of the Rochester Hills, MI branch for a deposit premium of 7 percent, or approximately $2.3 million, net of selling costs. The branch sale included approximately $34 million in deposits and $300,000 in fixed assets. The Bank retained all loans associated with the branch.
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
The valuation of MSRs and related amortization thereon are based on numerous factors, assumptions and judgments, such as those for: changes in the mix of loans, interest rates, prepayment speeds, and default rates. Changes in these factors, assumptions and judgments may have a material effect on the valuation and amortization of MSRs. Although management believes that the assumptions used to evaluate the MSRs for impairment are reasonable, additional future adjustment may be necessary if future economic conditions differ substantially from the economic assumptions used to determine the value of MSRs.
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
Recognition of a prior period error—In April 2019 the Company determined that certain state franchise returns had not ever been filed. The franchise liability calculation is primarily based on the Company's equity. The initial franchise return should have been filed in 2006 when the Company went public. Additionally, with the Company's 2018 capital raise, an additional franchise liability should have been recorded in fiscal 2018. The Company should have recorded a $140 pre-tax charge related to 2006 initial public offering in fiscal year ended September 30, 2006 and a $160 pre-tax charge related to 2018 capital raise in fiscal year ended September 30, 2018. The correction of these prior period errors to record both the 2006 and 2018 franchise liability totaling $300, was recorded during the three months ended March 31, 2019. The impact on results of operations for the three months ended March 31, 2019 and the six months ended June 30, 2019, were as follows: pre-tax income was understated by $300, tax expense was overstated by $81 and net income was understated by $219 or $0.02 per share. For the fiscal year ended September 30, 2018, pre-tax income was overstated by $160, tax expense was understated by $44 and net income was overstated by $116 or $0.02 per share. Management of the Company evaluated these prior period errors under the accounting guidance FASB ASC 250, Accounting Changes and Error Corrections and concluded that the effect of these errors will be immaterial to the Company's estimated annual results and consolidated financial statements for the year ending December 31, 2019 and were also immaterial to the fiscal year ended September 30, 2018 consolidated financial statements.
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

The Company leases (1) 9 branch locations, (2) its corporate offices (3) 1 production office and (4) office equipment under operating leases that resulted in the recognition of right-of-use assets and corresponding lease liabilities of approximately

$5,000 on the consolidated balance sheet under Topic 842. Adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations. Management adopted the guidance on January 1, 2019, and elected certain practical expedients offered by the FASB, including foregoing the restatement of comparative periods upon adoption. Management also excluded short-term leases from the recognition of right-of-use asset and lease liabilities. Additionally, the Company elected the transition relief allowed by FASB in foregoing reassessment of the following: whether any existing contracts were or contained leases, the classification of existing leases, and the determination of initial direct costs for existing leases. See Note 5 for additional detail.

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
On July 17, 2019, the FASB proposed delaying the effective date for ASU 2016-13 for smaller reporting companies. This proposed delay would result in ASU 2016-13 becoming effective in the first quarter of 2023 for the Company. The Company will continue to monitor the potential changes in the effective date of ASU 2016-13.

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of June 30, 2019 and December 31, 2018, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
U.S. government agency obligations	$53,085	$138	$218	$53,005
Obligations of states and political subdivisions	27,670	231	25	27,876
Mortgage-backed securities	41,574	424	162	41,836
Corporate debt securities	8,543	35	139	8,439
Corporate asset based securities	23,953	—	349	23,604
Total available for sale securities	$154,825	$828	$893	$154,760

December 31, 2018
U.S. government agency obligations	$46,215	$13	$930	$45,298
Obligations of states and political subdivisions	35,162	22	456	34,728
Mortgage-backed securities	42,279	10	939	41,350
Agency Securities	104	49	5	148
Corporate debt securities	6,577	—	272	6,305
Corporate asset based securities	18,928	8	40	18,896
Total available for sale securities	$149,265	$102	$2,642	$146,725

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
Obligations of states and political subdivisions	$980	$3	$—	$983
Mortgage-backed securities	2,848	96	—	2,944
Total held to maturity securities	$3,828	$99	$—	$3,927

December 31, 2018
Obligations of states and political subdivisions	$1,701	$—	$3	$1,698
Mortgage-backed securities	3,149	42	17	3,174
Total held to maturity securities	$4,850	$42	$20	$4,872
As of June 30, 2019, the Bank has pledged U.S. Government Agency securities with a market value of $5,921 and mortgage-backed securities with a market value of $14,382 as collateral against specific municipal deposits. At June 30, 2019, the Bank has pledged U.S. Government Agency securities with a market value of $1,806 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of June 30, 2019, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2019, the Bank also has mortgage backed securities with a carrying value of $812 pledged as collateral to the Federal Home Loan Bank of Des Moines.

The estimated fair value of securities at June 30, 2019 and December 31, 2018, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	June 30, 2019		December 31, 2018
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,350	$3,351	$2,177	$2,172
Due after one year through five years	20,945	21,063	22,296	22,043
Due after five years through ten years	35,537	35,481	43,014	42,081
Due after ten years	53,420	53,029	39,395	38,931
Total securities with contractual maturities	$113,252	$112,924	$106,882	$105,227
Mortgage backed securities	41,573	41,836	42,279	41,350
Securities without contractual maturities	—	—	104	148
Total available for sale securities	$154,825	$154,760	$149,265	$146,725

	June 30, 2019		December 31, 2018
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$680	$681	$680	$679
Due after one year through five years	300	302	1,021	1,020
Total securities with contractual maturities	$980	$983	$1,701	$1,699
Mortgage backed securities	2,848	2,944	3,149	3,173
Total held to maturity securities	$3,828	$3,927	$4,850	$4,872

Securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2019
U.S. government agency obligations	$8,900	$21	$19,283	$197	$28,183	$218
Obligations of states and political subdivisions	—	—	6,080	25	6,080	25
Mortgage backed securities	—	—	13,200	162	13,200	162
Corporate debt securities	—	—	1,361	139	1,361	139
Corporate asset based securities	23,604	349	—	—	23,604	349
Total	$32,504	$370	$39,924	$523	$72,428	$893
December 31, 2018
U.S. government agency obligations	$25,061	$165	$19,755	$765	$44,816	$930
Obligations of states and political subdivisions	5,807	28	24,124	428	29,931	456
Mortgage backed securities	3,518	9	31,040	930	34,558	939
Agency securities	28	5	—	—	28	5
Corporate debt securities	1,233	17	5,071	255	6,304	272
Corporate asset based securities	10,142	40	—	—	10,142	40
Total	$45,789	$264	$79,990	$2,378	$125,779	$2,642

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2019
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
December 31, 2018
Obligations of states and political subdivisions	$1,290	$1	$409	$2	$1,699	$3
Mortgage-backed securities	1,238	3	1,319	14	2,557	17
Total	$2,528	$4	$1,728	$16	$4,256	$20

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

Below is a summary of originated and acquired loans by type and risk rating as of June 30, 2019:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$114,787	$54	$2,744	$—	$—	$117,585
Purchased HELOC loans	11,125	—	—	—	—	11,125
Commercial/Agricultural real estate:
Commercial real estate	237,548	349	1,154	—	—	239,051
Agricultural real estate	32,681	111	2,135	—	—	34,927
Multi-family real estate	75,663	—	1	—	—	75,664
Construction and land development	31,530	—	3,500	—	—	35,030
Consumer non-real estate:
Originated indirect paper	47,188	—	203	—	—	47,391
Purchased indirect paper	11,155	—	—	—	—	11,155
Other Consumer	15,187	—	42	—	—	15,229
Commercial/Agricultural non-real estate:
Commercial non-real estate	70,605	1,141	3,440	—	—	75,186
Agricultural non-real estate	19,778	1,157	841	—	—	21,776
Total originated loans	$667,247	$2,812	$14,060	$—	$—	$684,119
Acquired Loans:
Residential real estate:
One to four family	$71,810	$462	$2,033	$—	$—	$74,305
Commercial/Agricultural real estate:
Commercial real estate	123,977	5,648	5,765	—	—	135,390
Agricultural real estate	50,217	1,297	5,696	—	—	57,210
Multi-family real estate	7,600	—	159	—	—	7,759
Construction and land development	16,630	38	373	—	—	17,041
Consumer non-real estate:
Other Consumer	3,139	—	21	—	—	3,160
Commercial/Agricultural non-real estate:
Commercial non-real estate	29,127	1,526	1,915	—	—	32,568
Agricultural non-real estate	13,699	195	1,157	—	—	15,051
Total acquired loans	$316,199	$9,166	$17,119	$—	$—	$342,484
Total Loans:
Residential real estate:
One to four family	$186,597	$516	$4,777	$—	$—	$191,890
Purchased HELOC loans	11,125	—	—	—	—	11,125
Commercial/Agricultural real estate:
Commercial real estate	361,525	5,997	6,919	—	—	374,441
Agricultural real estate	82,898	1,408	7,831	—	—	92,137
Multi-family real estate	83,263	—	160	—	—	83,423
Construction and land development	48,160	38	3,873	—	—	52,071
Consumer non-real estate:
Originated indirect paper	47,188	—	203	—	—	47,391
Purchased indirect paper	11,155	—	—	—	—	11,155
Other Consumer	18,326	—	63	—	—	18,389
Commercial/Agricultural non-real estate:
Commercial non-real estate	99,732	2,667	5,355	—	—	107,754
Agricultural non-real estate	33,477	1,352	1,998	—	—	36,827
Gross loans	$983,446	$11,978	$31,179	$—	$—	$1,026,603
Less:
Unearned net deferred fees and costs and loans in process						98
Unamortized discount on acquired loans						(6,744)
Allowance for loan losses						(8,759)
Loans receivable, net						$1,011,198

Below is a summary of originated loans by type and risk rating as of December 31, 2018:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$118,461	$165	$2,427	$—	$—	$121,053
Purchased HELOC loans	12,883	—	—	—	—	12,883
Commercial/Agricultural real estate:
Commercial real estate	200,226	197	452	—	—	200,875
Agricultural real estate	27,581	987	1,021	—	—	29,589
Multi-family real estate	61,574	—	—	—	—	61,574
Construction and land development	15,812	—	—	—	—	15,812
Consumer non-real estate:
Originated indirect paper	56,371	—	214	—	—	56,585
Purchased indirect paper	15,006	—	—	—	—	15,006
Other Consumer	15,515	—	38	—	—	15,553
Commercial/Agricultural non-real estate:
Commercial non-real estate	73,412	106	—	—	—	73,518
Agricultural non-real estate	16,494	205	642	—	—	17,341
Total originated loans	$613,335	$1,660	$4,794	$—	$—	$619,789
Acquired Loans:
Residential real estate:
One to four family	$84,281	$2,657	$1,935	$—	$—	$88,873
Commercial/Agricultural real estate:
Commercial real estate	145,674	5,808	5,602	—	—	157,084
Agricultural real estate	50,215	—	6,211	—	—	56,426
Multi-family real estate	7,661	—	165	—	—	7,826
Construction and land development	6,288	183	408	—	—	6,879
Consumer non-real estate:
Other Consumer	4,639	—	22	—	—	4,661
Commercial/Agricultural non-real estate:
Commercial non-real estate	35,221	1,338	2,350	—	—	38,909
Agricultural non-real estate	16,644	50	2,292	—	—	18,986
Total acquired loans	$350,623	$10,036	$18,985	$—	$—	$379,644
Total Loans:
Residential real estate:
One to four family	$202,742	$2,822	$4,362	$—	$—	$209,926
Purchased HELOC loans	12,883	—	—	—	—	12,883
Commercial/Agricultural real estate:				—	—
Commercial real estate	345,900	6,005	6,054	—	—	357,959
Agricultural real estate	77,796	987	7,232	—	—	86,015
Multi-family real estate	69,235	—	165	—	—	69,400
Construction and land development	22,100	183	408	—	—	22,691
Consumer non-real estate:				—	—
Originated indirect paper	56,371	—	214	—	—	56,585
Purchased indirect paper	15,006	—	—	—	—	15,006
Other Consumer	20,154	—	60	—	—	20,214
Commercial/Agricultural non-real estate:				—	—
Commercial non-real estate	108,633	1,444	2,350	—	—	112,427
Agricultural non-real estate	33,138	255	2,934	—	—	36,327
Gross loans	$963,958	$11,696	$23,779	$—	$—	$999,433
Less:
Unearned net deferred fees and costs and loans in process						409
Unamortized discount on acquired loans						(7,286)
Allowance for loan losses						(7,604)
Loans receivable, net						$984,952

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Six months ended June 30, 2019:
Allowance for Loan Losses:
Beginning balance, January 1, 2019	$1,048	$4,019	$641	$1,258	$214	$7,180
Charge-offs	(30)	(225)	(106)	—	—	(361)
Recoveries	—	—	36	—	—	36
Provision	15	1,216	20	140	—	1,391
Allowance allocation adjustment	(56)	—	(63)	72	85	38
Total allowance on originated loans	977	5,010	528	1,470	299	8,284
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:	—	—	—	—	—	—
Beginning balance, January 1, 2019	205	183	65	32	(61)	424
Charge-offs	(60)	—	(20)	—	—	(80)
Recoveries	1	3	6	—	—	10
Provision	94	30	35	—	—	159
Allowance allocation adjustment	(87)	(35)	(30)	53	61	(38)
Total allowance on other acquired loans	153	181	56	85	—	475
Total Allowance on acquired loans	153	181	56	85	—	475
Ending balance, March 31, 2019	$1,130	$5,191	$584	$1,555	$299	$8,759
Allowance for Loan Losses at June 30, 2019:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$154	$140	$34	$195	$—	$523
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$976	$5,051	$550	$1,360	$299	$8,236
Loans Receivable as of June 30, 2019:						—
Ending balance of originated loans	$128,710	$384,672	$73,775	$96,962	$—	$684,119
Ending balance of purchased credit-impaired loans	1,841	19,917	—	3,509	—	25,267
Ending balance of other acquired loans	72,464	197,483	3,160	44,110	—	317,217
Ending balance of loans	$203,015	$602,072	$76,935	$144,581	$—	$1,026,603
Ending balance: individually evaluated for impairment	$7,669	$12,984	$348	$7,040	$—	$28,041
Ending balance: collectively evaluated for impairment	$195,346	$589,088	$76,587	$137,541	$—	$998,562

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Six months ended June 30, 2018:
Allowance for Loan Losses:
Beginning balance, January 1, 2018	$1,439	$2,604	$910	$880	$26	$5,859
Charge-offs	(54)	—	(72)	(5)	—	(131)
Recoveries	33	—	71	12	—	116
Provision	—	380	10	130	—	520
Allowance allocation adjustment	(343)	47	(232)	(5)	253	(280)
Total Allowance on originated loans	$1,075	$3,031	$687	$1,012	$279	$6,084
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2018	—	—	—	—	—	—
Charge-offs	(42)	(73)	(30)	—	—	(145)
Recoveries	6	—	3	—	—	9
Provision	70	120	25	15	—	230
Allowance allocation adjustment	114	83	65	18	—	280
Total Allowance on other acquired loans	148	130	63	33	—	374
Total Allowance on acquired loans	148	130	63	33	—	374
Ending balance, June 30, 2018	1,223	3,161	750	1,045	279	6,458
Allowance for Loan Losses at June 30, 2018:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$191	$—	$25	$25	$—	$241
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,032	$3,161	$725	$1,020	$279	$6,217
Loans Receivable as of June 30, 2018:
Ending balance of originated loans	$137,265	$234,071	$102,141	$75,429	$—	$548,906
Ending balance of purchased credit-impaired loans	456	7,558	—	1,612	—	9,626
Ending balance of other acquired loans	79,872	98,743	3,514	24,088	—	206,217
Ending balance of loans	$217,593	$340,372	$105,655	$101,129	$—	$764,749
Ending balance: individually evaluated for impairment	$7,668	$8,228	$397	$2,472	$—	$18,765
Ending balance: collectively evaluated for impairment	$209,925	$332,144	$105,258	$98,657	$—	$745,984

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Residential Real Estate		Commercial/Agriculture Real Estate Loans		Consumer non-Real Estate		Commercial/Agriculture non-Real Estate		Totals
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Performing loans
Performing TDR loans	$3,137	$3,319	$2,202	$2,209	$82	$99	$478	$428	$5,899	$6,055
Performing loans other	196,784	216,636	592,422	531,030	76,604	91,373	140,402	146,249	1,006,212	985,288
Total performing loans	199,921	219,955	594,624	533,239	76,686	91,472	140,880	146,677	1,012,111	991,343

Nonperforming loans (1)
Nonperforming TDR loans	374	785	1,736	577	—	—	1,991	1,305	4,101	2,667
Nonperforming loans other	2,720	2,069	5,712	2,249	249	334	1,710	771	10,391	5,423
Total nonperforming loans	3,094	2,854	7,448	2,826	249	334	3,701	2,076	14,492	8,090
Total loans	$203,015	$222,809	$602,072	$536,065	$76,935	$91,806	$144,581	$148,753	$1,026,603	$999,433

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s residential real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of June 30, 2019 and December 31, 2018, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
June 30, 2019
Residential real estate:
One to four family	$4,954	$1,833	$796	$7,583	$2,298	$9,881	$182,009	$191,890
Purchased HELOC loans	504	—	—	504	—	504	10,621	11,125
Commercial/Agricultural real estate:
Commercial real estate	894	402	—	1,296	1,674	2,970	371,471	374,441
Agricultural real estate	867	146	—	1,013	5,717	6,730	85,407	92,137
Multi-family real estate	—	—	—	—	—	—	83,423	83,423
Construction and land development	91	—	—	91	58	149	51,922	52,071
Consumer non-real estate:
Originated indirect paper	320	65	19	404	138	542	46,849	47,391
Purchased indirect paper	271	106	56	433	—	433	10,722	11,155
Other Consumer	155	52	9	216	27	243	18,146	18,389
Commercial/Agricultural non-real estate:
Commercial non-real estate	58	133	—	191	1,785	1,976	105,778	107,754
Agricultural non-real estate	724	—	—	724	1,915	2,639	34,188	36,827
Total	$8,838	$2,737	$880	$12,455	$13,612	$26,067	$1,000,536	$1,026,603
December 31, 2018
Residential real estate:
One to four family	$2,784	$861	$471	$4,116	$2,331	$6,447	$203,479	$209,926
Purchased HELOC loans	820	572	51	1,443	—	1,443	11,440	12,883
Commercial/Agricultural real estate:
Commercial real estate	1,060	872	—	1,932	745	2,677	355,282	357,959
Agricultural real estate	1,360	—	—	1,360	2,019	3,379	82,636	86,015
Multi-family real estate	—	—	—	—	—	—	69,400	69,400
Construction and land development	526	175	—	701	63	764	21,927	22,691
Consumer non-real estate:
Originated indirect paper	272	167	45	484	106	590	55,995	56,585
Purchased indirect paper	340	200	157	697	—	697	14,309	15,006
Other Consumer	179	98	12	289	14	303	19,911	20,214
Commercial/Agricultural non-real estate:
Commercial non-real estate	399	70	—	469	1,314	1,783	110,644	112,427
Agricultural non-real estate	428	40	—	468	762	1,230	35,097	36,327
Total	$8,168	$3,055	$736	$11,959	$7,354	$19,313	$980,120	$999,433

At June 30, 2019, the Company has identified impaired loans of $49,419, consisting of $10,000 TDR loans, the carrying amount of purchased credit impaired loans of $21,378 and $18,041 of substandard non-TDR loans. The $49,419 total of impaired loans includes $5,899 of performing TDR loans. At December 31, 2018, the Company has identified impaired loans of $47,334, consisting of $8,722 TDR loans, the carrying amount of purchased credit impaired loans of $24,816 and $13,796 of substandard non-TDR loans. The $47,334 total of impaired loans includes $6,055 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of June 30, 2019 and December 31, 2018 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2019
With No Related Allowance Recorded:
Residential real estate	$8,169	$8,169	$—	$8,521	$106
Commercial/agriculture real estate	29,540	29,540	—	29,195	492
Consumer non-real estate	241	241	—	234	6
Commercial/agricultural non-real estate	8,536	8,536	—	7,718	165
Total	$46,486	$46,486	$—	$45,668	$769
With An Allowance Recorded:
Residential real estate	$1,081	$1,081	$154	$1,207	$8
Commercial/agriculture real estate	1,134	1,134	140	1,056	—
Consumer non-real estate	107	107	34	127	1
Commercial/agricultural non-real estate	611	611	195	319	8
Total	$2,933	$2,933	$523	$2,708	$17
June 30, 2019 Totals:
Residential real estate	$9,250	$9,250	$154	$9,728	$114
Commercial/agriculture real estate	30,674	30,674	140	30,251	492
Consumer non-real estate	348	348	34	361	7
Commercial/agricultural non-real estate	9,147	9,147	195	8,037	173
Total	$49,419	$49,419	$523	$48,376	$786

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With No Related Allowance Recorded:
Residential real estate	$8,873	$8,873	$—	$7,915	$88
Commercial/agriculture real estate	28,850	28,850	—	19,673	304
Consumer non-real estate	226	226	—	226	4
Commercial/agricultural non-real estate	6,900	6,900	—	4,522	105
Total	$44,849	$44,849	$—	$32,336	$501
With An Allowance Recorded:
Residential real estate	$1,332	$1,332	$156	$1,280	$17
Commercial/agriculture real estate	979	979	25	820	—
Consumer non-real estate	147	147	37	154	1
Commercial/agricultural non-real estate	27	27	9	73	1
Total	$2,485	$2,485	$227	$2,327	$19
December 31, 2018 Totals:
Residential real estate	$10,205	$10,205	$156	$9,195	$105
Commercial/agriculture real estate	29,829	29,829	25	20,493	304
Consumer non-real estate	373	373	37	380	5
Commercial/agricultural non-real estate	6,927	6,927	9	4,595	106
Total	$47,334	$47,334	$227	$34,663	$520
Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 9 delinquent TDRs greater than 60 days past due with a recorded investment of $1,176 at June 30, 2019, compared to 7 such loans with a recorded investment of $1,211 at December 31, 2018.
Following is a summary of TDR loans by accrual status as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Troubled debt restructure loans:
Accrual status	$5,899	$6,055
Non-accrual status	4,101	2,667
Total	$10,000	$8,722
There were no TDR commitments meeting our TDR criteria as of June 30, 2019. There were unused lines of credit totaling $33 meeting our TDR criteria as of June 30, 2019.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the six months ended June 30, 2019 and three months ended December 31, 2018:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Six months ended June 30, 2019
TDRs:
Residential real estate	7	$325	$—	$171	$—	$496	$496	$—
Commercial/Agricultural real estate	7	18	78	1,190	—	1,286	1,286	—
Consumer non-real estate	1	2	—	—	—	2	2	—
Commercial/Agricultural non-real estate	6	165	364	409	—	938	938	—
Totals	21	$510	$442	$1,770	$—	$2,722	$2,722	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended December 31, 2018
TDRs:
Residential real estate	4	$240	$—	$—	$—	$240	$240	$—
Commercial/Agricultural real estate	2	—	581	—	21	602	602	—
Consumer non-real estate	—	—	—	—	—	—	—	—
Commercial/Agricultural non-real estate	1	24	—	—	—	24	24	—
Totals	7	$264	$581	$—	$21	$866	$866	$—
A summary of loans by loan segment modified in a troubled debt restructuring as of June 30, 2019 and December 31, 2018, was as follows:

	June 30, 2019		December 31, 2018
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	43	$3,511	41	$4,103
Commercial/Agricultural real estate	20	3,938	19	2,787
Consumer non-real estate	11	82	13	99
Commercial/Agricultural non-real estate	16	2,469	10	1,733
Total troubled debt restructurings	90	$10,000	83	$8,722

The following table provides information related to restructured loans that were considered in default as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	4	$374	7	$785
Commercial/Agricultural real estate	6	1,736	4	577
Consumer non-real estate	—	—	—	—
Commercial/Agricultural non-real estate	12	1,990	8	1,305
Total troubled debt restructurings	22	$4,100	19	$2,667
Included above are thirteen TDR loans that became in default during the three months ended June 30, 2019.
All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

June 30, 2019
Accountable for under ASC 310-30 (Purchased Credit Impaired "PCI" loans)
Outstanding balance	$25,267
Carrying amount	$21,378
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$317,217
Carrying amount	$314,362
Total acquired loans
Outstanding balance	$342,484
Carrying amount	$335,740
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

June 30, 2019
Balance at beginning of period	$3,163
Acquisitions	—
Reduction due to unexpected early payoffs	—
Reclass from non-accretable difference	80
Disposals/transfers	—
Accretion	(388)
Balance at end of period	$2,855
NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of June 30, 2019 and December 31, 2018 were $518,299 and $518,476, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. The current period valuation allowance is included as amortization of mortgage servicing rights in non-interest expense on the consolidated statement of operations.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $4,645 and $3,182, at June 30, 2019 and December 31, 2018, respectively. Mortgage servicing rights activity for the six month period ended June 30, 2019 and three month ended December 31, 2018 were as follows:

	As of and for the Six Months Ended	As of and for the Three Months Ended
	June 30, 2019	December 31, 2018
Balance at beginning of period	$4,486	$1,840
MSR asset acquired	—	2,721
Increase in MSR assets resulting from transfers of financial assets	330	100
Amortization during the period	(387)	(175)
Valuation allowance at end of period	(110)	—
Net book value at end of period	$4,319	$4,486
Fair value of MSR asset at end of period	$4,382	$5,214
Residential mortgage loans serviced for others	$518,299	$518,476
Net book value of MSR asset to loans serviced for others	0.83%	0.87%

NOTE 5 – LEASES
We have operating leases for our corporate offices (1), bank branch offices (8), other production offices (1) and certain office equipment. In May 2019, the bank acquired the previously leased Mankato, MN branch office, which is now included in Office properties and equipment on the consolidated balance sheet. Our leases have remaining lease terms of 1.5 to 9.25 years, some of which include options to extend the leases for up to 5 years. As of June 30, 2019, we have no additional lease commitments that have not yet commenced.

As of and for the six months ended June 30, 2019
Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$470
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$158

Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$4,220
Operating lease liabilities	$4,280

Weighted average remaining lease term in years; operating leases	6.91
Weighted average discount rate; operating leases	3.02%
Cash obligations under lease contracts are as follows:

Fiscal years ending December 31,
2019	$404
2020	771
2021	623
2022	574
2023	495
Thereafter	1,908
Total lease payments	4,775
Less: imputed interest	(495)
Total	$4,280

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Advances from FHLB:
Fixed rates	$136,000	$43,000
Overnight borrowings	—	67,000
Total FHLB advances	136,000	110,000
Less: unamortized discount on acquired borrowings	$(156)	(187)
Net FHLB advances	135,844	$109,813

Other borrowings:
Senior notes:
Variable rate due in June 2031	$29,856	10,000
Subordinated notes:
6.75% due August 2027, variable rate commencing August 2022	15,000	15,000
Less: unamortized debt issuance costs	(305)	(353)
Total other borrowings	$44,551	$24,647

Totals	$180,395	$134,460
Federal Home Loan Bank Advances and Irrevocable Standby Letters of Credit
Short-term fixed rate FHLB advances of $115,000 mature on various dates through 2019. The Bank acquired one $11,000 long-term FHLB note as a result of the United Bank acquisition, with a 2.45% rate and February 1, 2022 maturity date. During the three months ended June 30, 2019, the Bank entered into a $10,000 FHLB note with a 10-year maturity, callable quarterly, at a fixed interest rate of 1.05%. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. The FHLB variable rate open line of credit and fixed rate advances are secured by $674,727 of real estate and commercial and industrial loans.
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $132,789 and $87,359 at June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019, the Bank’s available and unused portion of this borrowing arrangement was approximately $150,787 compared to $178,620 as of December 31, 2018.
Maximum month-end amounts outstanding under this borrowing agreement were $150,839 and $109,813 during the six months ended June 30, 2019 and the three months ended December 31, 2018, respectively.
Senior Notes and Revolving Line of Credit
On August 1, 2018, the Company entered into a credit agreement, consisting of a $10,000 term note and a $7,500 revolving note. On June 26, 2019, the Company entered into a credit agreement consisting of a $29,856 term note and a $5,000 revolving note. This term note included the refinancing of $10,074 in existing debt and matures on June 26, 2031. This revolving note becomes effective on August 1, 2019, at which time it replaces the Company's existing revolving loan arrangement, and it matures on August 1, 2020. These credit agreements bear interest at variable interest rates based on the U.S. Prime Rate, and are payable in accordance with the terms of the credit agreement. The contractual interest rate for the term note was 4.75% during the three and six months ended June 30, 2019. At June 30, 2019, there were no borrowings outstanding on the revolving note.

Subordinated Notes

On August 10, 2017, the Company issued $15,000 of subordinated notes maturing on August 10, 2027. The subordinated notes are unsecured and are subordinate to the claims of other creditors of the Company. The subordinated notes mature in August 2027, with fixed interest rate for five years of 6.75%, and in August 2022, convert to a three-month LIBOR plus 4.90% variable rate, and will reset quarterly thereafter. Interest on the Notes will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year through the maturity date.
Debt Issuance Costs
The unamortized amount of debt issuance costs was $305 and $353 at June 30, 2019 and December 31, 2018, respectively. These debt issuance costs are included in other borrowings on the consolidated balance sheet.
Maturities of FHLB advances and other borrowings are as follows:

Fiscal years ending December 31,
2019	$115,000
2020	—
2021	—
2022	10,844
2023	—
Thereafter	54,551
$180,395

NOTE 7 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of June 30, 2019, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At June 30, 2019, 284,778 options had been granted under this plan to eligible participants. This plan was terminated on January 18, 2018.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of June 30, 2019, 89,183 restricted shares under this plan were granted. As of June 30, 2019, 181,000 options had been granted to eligible participants. As of January 18, 2018, no new awards will be granted under the 2008 Equity Incentive Plan.
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
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan at the 2018 Annual Meeting of Stockholders. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of June 30, 2019, 54,068 restricted shares had been granted under this plan. As of June 30, 2019, no stock options had been granted under this plan.
Compensation expense related to restricted stock awards from these plans was $103 and $243 for the three and six months ended June 30, 2019, compared to $94 and $161 for the three and six months ended June 30, 2018.

Restricted Common Stock Award

	June 30, 2019		December 31, 2018
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,407	$13.24	52,172	$13.29
Granted	12,847	11.50	27,514	13.15
Vested	(13,600)	12.69	(4,279)	13.30
Forfeited	(8,916)	13.41	—	—
Unvested and outstanding at end of year	65,738	$12.85	75,407	$13.24
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to these plans for the three and six month periods ended June 30, 2019 was $5 and $9. The compensation cost recognized for stock-based employee compensation related to these plans for the three and six month periods ended June 30, 2018, was $5 and $0.
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
June 30, 2019
Outstanding at beginning of year	108,930	$10.15
Granted	—	—
Exercised	(28,430)	7.12
Forfeited or expired	(800)	13.76
Outstanding at end of year	79,700	$11.19	7.06
Exercisable at end of year	39,500	$10.34	6.83	$20
Fully vested and expected to vest	79,700	$11.19	7.06	$(28)
December 31, 2018
Outstanding at beginning of year	121,670	$9.82
Granted	—	—
Exercised	(12,740)	7.04
Forfeited or expired	—	—
Outstanding at end of year	108,930	$10.15	5.82
Exercisable at end of year	56,230	$8.83	4.01	$116
Fully vested and expected to vest	108,930	$10.15	5.82	$82
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan for the three month periods follows:

	June 30, 2019	December 31, 2018
Intrinsic value of options exercised	$130	$81
Cash received from options exercised	$203	$90
Tax benefit realized from options exercised	$—	$—

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Investment securities:
U.S. government agency obligations	$53,005	$—	$53,005	$—
Obligations of states and political subdivisions	27,876	—	27,876	—
Mortgage-backed securities	41,836	—	41,836	—
Agency Securities	—	—	—	—
Corporate debt securities	8,439	—	8,439	—
Corporate asset based securities	23,604	—	23,604	—
Total	$154,760	$—	$154,760	$—
December 31, 2018
Investment securities:
U.S. government agency obligations	$45,298	$—	$45,298	$—
Obligations of states and political subdivisions	34,728	—	34,728	—
Mortgage-backed securities	41,350	—	41,350	—
Agency securities	148	—	148	—
Corporate debt securities	6,305	—	6,305	—
Total	$146,725	$—	$146,725	$—

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Foreclosed and repossessed assets, net	$1,387	$—	$—	$1,387
Impaired loans with allocated allowances	2,933	—	—	2,933
Mortgage servicing rights	4,382	—	—	4,382
Total	$8,702	$—	$—	$8,702
December 31, 2018
Foreclosed and repossessed assets, net	$2,570	$—	$—	$2,570
Impaired loans with allocated allowances	2,485	—	—	2,485
Mortgage servicing rights	5,214	—	—	5,214
Total	$10,269	$—	$—	$10,269

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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
June 30, 2019.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
June 30, 2019
Foreclosed and repossessed assets, net	$1,387	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,933	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$4,382	Discounted cash flows	Discounted rates	9.5% - 12.5%
December 31, 2018
Foreclosed and repossessed assets, net	$2,570	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,485	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$5,214	Discounted cash flows	Discounted rates	9.5% - 12.5%
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

Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN, WFC and United Bank acquisition approximates the fair value of the loans at June 30, 2019. The fair value of loans is considered to be a level 3 measurement.
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
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date and represents a level 1 measurement. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of acquired fixed rate certificate accounts approximates the fair value of the certificates at June 30, 2019 and represents a level 3 measurement.
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

		June 30, 2019		December 31, 2018
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$47,008	$47,008	$45,778	$45,778
Other interest-bearing deposits	(Level II)	5,980	5,985	7,460	6,704
Securities available for sale "AFS"	See above	154,760	154,760	146,725	146,725
Securities held to maturity "HTM"	(Level II)	3,828	3,927	4,850	4,872
Equity securities with readily determinable fair value	(Level I)	177	177	—	—
Non-marketable equity securities, at cost	(Level I)	12,543	12,543	11,261	11,261
Loans receivable, net	(Level III)	1,011,198	1,004,093	984,952	988,072
Loans held for sale	(Level II)	2,475	2,475	1,927	1,927
Mortgage servicing rights	(Level III)	4,319	4,382	4,486	5,214
Accrued interest receivable	(Level 1)	4,452	4,452	4,307	4,307
Financial liabilities:
Deposits	(Level III)	$1,015,459	$1,017,564	$1,007,512	$1,005,488
FHLB advances	(Level II)	135,844	135,158	109,813	109,665
Other borrowings	(Level I)	44,551	44,551	24,647	24,647
Other liabilities	(Level I)	8,554	8,554	7,359	7,359
Accrued interest payable	(Level II)	770	770	406	406

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the six months ended June 30, 2019 and 2018:

	2019			2018
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	$2,482	$(683)	$1,799	$(1,747)	$388	$(1,359)
Reclassification adjustment for gains (losses) included in net income	55	(15)	40	(17)	4	(13)
Reclassification of certain deferred tax effects (1)	—	—	—	(137)	—	(137)
Adoption of ASU 2016-01; Equity securities	(62)	17	(45)	—	—	—
Other comprehensive income (loss)	$2,475	$(681)	$1,794	$(1,901)	$392	$(1,509)
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1.
The changes in the accumulated balances for each component of other comprehensive income (loss) for the three months ended December 31, 2018 and the six months ended June 30, 2019 were as follows:

	Unrealized Gains (Losses) on Securities	Other Accumulated Comprehensive Income (Loss)
Ending Balance, October 1, 2018	$(2,706)	$(2,706)
Current year-to-date other comprehensive loss, net of tax	865	865
Ending balance, three months ended December 31, 2018	$(1,841)	$(1,841)
Current year-to-date other comprehensive loss, net of tax	1,794	1,794
Ending balance, June 30, 2019	$(47)	$(47)
Reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2019 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Gain on equity securities	$21		Gain on investment securities
Tax Effect	(6)		Provision for income taxes
Total reclassifications for the period	$15		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to income/loss.

Reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2018 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$4		Net loss on investment securities
Tax Effect	(1)		Benefit for income taxes
Total reclassifications for the period	$3		Net loss attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.
NOTE 10 - SUBSEQUENT EVENTS
F. & M. Bancorp. of Tomah, Inc. Acquisition
On July 1, 2019, the Company completed its previously announced acquisition of F. & M. Bancorp. of Tomah, Inc. The Company acquired 100% of the common stock of F. & M. Bancorp. of Tomah, Inc., including its wholly owned subsidiary, Farmers & Merchants Bank. The transaction was valued at approximately $24 million, paid in cash and common stock of the Company. At March 31, 2019, F&M had assets of approximately $195 million, deposits of $152 million and loans of $126 million. In connection with the acquisition, the Company merged Farmers & Merchants Bank with and into the Bank, with the Bank surviving the merger. As of the filing of this report, the Company has not yet determined the accounting for the F. & M. transaction, and pro-forma information is not yet available.

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our transition report on Form 10-K for the transition period from October 1, 2018 to December 31, 2018, filed with the SEC on March 8, 2019 and the following:

•	conditions in the financial markets and economic conditions generally;

•	the possibility of a deterioration in the residential real estate markets;

•	interest rate risk;

•	lending risk;

•	the sufficiency of loan allowances;

•	changes in the fair value or ratings downgrades of our securities;

•	competitive pressures among depository and other financial institutions;

•	our ability to realize the benefits of net deferred tax assets;

•	our ability to maintain or increase our market share;

•	acts of terrorism and political or military actions by the United States or other governments;

•	legislative or regulatory changes or actions, or significant litigation, adversely affecting the Company or Bank;

•	increases in FDIC insurance premiums or special assessments by the FDIC;

•	disintermediation risk;

•	our inability to obtain needed liquidity;

•	risks related to the integration of F&M into the Company’s operations;

•	the risk that the combined company may be unable to retain the Company and/or F&M personnel successfully after the F&M Merger is completed;

•	our ability to successfully execute our acquisition growth strategy;

•	risks posed by acquisitions and other expansion opportunities, including difficulties and delays in integrating the acquired business operations or fully realizing the cost savings and other benefits;

•	our ability to raise capital needed to fund growth or meet regulatory requirements;

•	the possibility that our internal controls and procedures could fail or be circumvented;

•	our ability to attract and retain key personnel;

•	our ability to keep pace with technological change;

•	cybersecurity risks;

•	changes in federal or state tax laws;

•	changes in accounting principles, policies or guidelines and their impact on financial performance;

•	restrictions on our ability to pay dividends; and

•	the potential volatility of our stock price.

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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2019, and our consolidated results of operations for the three and six months ended June 30, 2019, compared to the same period in the prior fiscal year for the three and six months ended June 30, 2018. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s transition report on Form 10-K for the transition period from October 1, 2018 to December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
PERFORMANCE SUMMARY
The following table sets forth our results of operations and related summary information for the three and six month periods ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income as reported	$4,107	$503	$5,060	$1,844
EPS - basic, as reported	$0.37	$0.09	$0.46	$0.31
EPS - diluted, as reported	$0.37	$0.08	$0.46	$0.30
Cash dividends paid	$—	$—	$0.20	$0.20
Return on average assets (annualized)	1.23%	0.21%	0.78%	0.39%
Return on average equity (annualized)	11.72%	2.51%	7.33%	4.83%
Key factors behind these results were:

•
Net income totaled $4.1 million, or $0.37 per diluted share for the quarter ended June 30, 2019, compared to $503 thousand $0.08 per diluted share for the quarter ended June 30, 2018. The current quarter’s operations reflected the sale of the Rochester Hills, MI branch for a deposit premium of 7 percent, or approximately $2.3 million, net of selling costs. Other noteworthy items impacting the quarter included: (1) increased marketing costs totaling approximately $250 thousand associated with Company branding of merged banking operations, (2) merger related costs of $206 thousand primarily related to the acquisition of F. & M. Bancorp. of Tomah, Inc., (3) approximately $110 thousand in professional fees related to two one-time consulting engagements and (4) increased amortization of mortgage servicing rights by $110 thousand due to impairment resulting from higher prepayment rates. These costs were partially offset by $54 thousand in accretion related to acquired loans. In comparison to the quarter ended June 30, 2018, increases in total assets and net income reflect both the acquisition of United Bank in October of 2018 and organic loan and deposit growth.

•
The net interest margin declined to 3.30% for the quarter ended June 30, 2019 from 3.43% the prior quarter and 3.40% for the quarter ended June 30. 2018. The decline reflects the competitive market for deposits, the addition of time deposits while interest rates dropped sharply and the sale of the Rochester Hills branch with lower deposit costs being replaced with wholesale borrowings.

•
Net growth in gross loans of $167 thousand for the quarter ended June 30, 2019, resulted from an increase in the Community Banking loan portfolio of $16.859 million, and the planned run off in the Legacy Loan portfolio of $16.7 million during the quarter ended June 30, 2019. The Company experienced lower loan originations in the current quarter. Impacts on loan growth included approximately $3.8 million of payoffs/payments on classified assets - an increase from the prior quarter of approximately $1.3 million and a reduction in loan originations partially due to the Company maintaining loan pricing. Gross loans increased $265 million in the 12 month period ended June 30, 2019 which reflect both the anticipated approximately $200 million in loan growth from United Bank and approximately $65 million in organic loan growth. The organic loan growth reflects approximately 5.25% growth rate. The Community Banking loan portfolios reflect the Bank's strategy to grow its commercial banking business and consumer lending. The Legacy loan portfolios reflect the Bank's strategy to sell substantially all newly originated one to four family loans in the secondary market and the discontinuation of originated and purchased indirect paper loans, effective in the first quarter of fiscal 2017.

•
Loan loss provisions declined to $325 thousand for the quarter ended June 30, 2019 from $1.2 million the prior quarter and $650 thousand in the quarter ended June 30, 2018. The provisions for each period were primarily due to continued newly originated loan growth, charge offs not specifically reserved for in the previous quarter, and in the quarter ended March 31, 2019, the increase in specific reserves primarily related to one credit as discussed in the previous quarter.

•	The Tax Cuts and Jobs Act of 2017 ("the Tax Act"), enacted on December 22, 2017, reduced the corporate Federal income tax rates for the Company from 34.0% to 24.5% for 2018, and 21.0% for 2019.

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
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of June 30, 2019 which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2018.

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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of June 30, 2019, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and six month periods ended June 30, 2019 and 2018, respectively.
Net interest income was $10.1 million for the three months ended June 30, 2019, compared to $7.5 million for the three months ended June 30, 2018 and $10.1 million for the three months ended March 31, 2019, respectively. The net interest margin for the three-month period ended June 30, 2019 was 3.30%, compared to 3.40% for the three-month period ended June 30, 2018 and 3.43% for the three months ended March 31, 2019. The net interest margin was 3.36% for the six months ended June 30, 2019 and 3.40% for the six months ended June 30, 2018 The net interest margin reduction from 2018 is largely due to the compression in the quarter ended June 30, 2019 due to the competitive market for deposits and the replacement funding for the branch sale being replaced with higher cost wholesale funding.

For the quarter ended June 30, 2019, the Company’s net interest margin benefited $54 thousand from purchased loan accretion, or 2 bp compared to $15 thousand, or 1 bp in the prior quarter. For the quarter ended March 31, 2019, the Company’s net interest margin benefited from $15 thousand, or 1 bp, of interest income realized on the payoff of classified loans and no such income was recognized in the June 30, 2018 or March 31, 2018 quarters. Scheduled accretion for acquired loans, was $194 thousand, $194 thousand, $142 thousand and $142 thousand for the quarters ended June 30, 2019, March 31, 2019, June 30, 2018 and March 31, 2018, respectively.
As shown in the rate/volume analysis in the following pages, volume changes resulted in an increase of $3.1 million in net interest income for the three month period ended June 30, 2019, compared to the comparable prior year period primarily due to the acquisition of United Bank, which resulted in larger average balances of loans, deposits and borrowings. The changes in the composition of interest earning assets resulted in an increase of $4.0 million for the three-month period ended June 30, 2019, compared to the same period in the prior year, primarily due to the acquisition of United. Rate changes on interest earning assets increased net interest income by $559 thousand for the three-month period ended June 30, 2019, compared to the same period in the prior year. Rate changes on interest-bearing liabilities increased interest expense by $1.1 million over the same period in the prior year, resulting in a net decrease of $533 thousand in net interest income as a result of changes in the deposit composition during the three-month period ended June 30, 2019. Rate changes on investment securities are reflective of changes in the composition of the investment portfolio.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and six month periods ended June 30, 2019, and for the comparable prior year three and six month periods. Non-accruing loans have been included in the table as loans carrying a zero yield.
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

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended June 30, 2019 compared to the three months ended June 30, 2018:

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$30,076	$171	2.28%	$19,203	$61	1.27%
Loans	1,023,447	12,976	5.09%	729,390	8,865	4.87%
Interest-bearing deposits	5,967	35	2.35%	8,418	44	2.10%
Investment securities (1)	158,991	996	2.60%	124,715	701	2.44%
Non-marketable equity securities, at cost	12,114	158	5.23%	8,158	99	4.87%
Total interest earning assets (1)	$1,230,595	$14,336	4.68%	$889,884	$9,770	4.43%
Average interest-bearing liabilities:
Savings accounts	$147,456	$149	0.41%	$94,741	$53	0.22%
Demand deposits	191,858	383	0.80%	150,666	129	0.34%
Money market	164,402	448	1.09%	115,625	196	0.68%
CD’s	336,253	1,765	2.11%	271,311	959	1.42%
IRA’s	40,688	181	1.78%	32,890	94	1.15%
Total deposits	880,657	2,926	1.33%	665,233	1,431	0.86%
FHLB Advances and other borrowings	165,733	1,327	3.21%	114,498	859	3.01%
Total interest-bearing liabilities	$1,046,390	$4,253	1.63%	$779,731	$2,290	1.18%
Net interest income		$10,083			$7,480
Interest rate spread			3.05%			3.25%
Net interest margin (1)			3.30%			3.40%
Average interest earning assets to average interest-bearing liabilities			1.18			1.14
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarter ended June 30, 2019 and 24.5% for the quarter ended June 30, 2018. The FTE adjustment to net interest income included in the rate calculations totaled $35 thousand and $55 thousand for the three months ended June 30, 2019 and June 30, 2018, respectively.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Six months ended June 30, 2019 compared to the six months ended June 30, 2018:

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$28,045	$339	2.44%	$23,488	$123	1.06%
Loans	1,010,113	25,390	5.07%	727,496	17,405	4.82%
Interest-bearing deposits	6,440	74	2.32%	7,850	75	1.93%
Investment securities (1)	157,574	1,943	2.59%	119,329	1,321	2.41%
Non-marketable equity securities, at cost	11,244	308	5.52%	8,082	198	4.94%
Total interest earning assets (1)	$1,213,416	$28,054	4.68%	$886,245	$19,122	4.38%
Average interest-bearing liabilities:
Savings accounts	$155,792	$324	0.42%	$94,619	$81	0.17%
Demand deposits	190,603	737	0.78%	151,849	243	0.32%
Money market	158,683	831	1.06%	117,124	357	0.61%
CD’s	331,543	3,293	2.00%	268,466	1,822	1.37%
IRA’s	40,272	334	1.67%	33,289	178	1.08%
Total deposits	876,893	5,519	1.27%	665,347	2,681	0.81%
FHLB Advances and other borrowings	145,986	2,390	3.30%	116,219	1,605	2.78%
Total interest-bearing liabilities	$1,022,879	$7,909	1.56%	$781,566	$4,286	1.11%
Net interest income		$20,145			$14,836
Interest rate spread			3.12%			3.27%
Net interest margin (1)			3.36%			3.40%
Average interest earning assets to average interest-bearing liabilities			1.19			1.13
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the six months ended June 30, 2019 and 24.5% for the six months ended June 30, 2018. The FTE adjustment to net interest income included in the rate calculations totaled $77 thousand and $107 thousand for the six months ended June 30, 2019 and June 30, 2018, respectively.
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

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$43	$67	$110
Loans	3,708	403	4,111
Interest-bearing deposits	(14)	5	(9)
Investment securities	219	76	295
Non-marketable equity securities, at cost	51	8	59
Total interest earning assets	4,007	559	4,566
Interest expense:
Savings accounts	37	59	96
Demand deposits	42	212	254
Money market accounts	99	153	252
CD’s	261	545	806
IRA’s	25	62	87
Total deposits	464	1,031	1,495
FHLB Advances and other borrowings	406	62	468
Total interest bearing liabilities	870	1,093	1,963
Net interest income	$3,137	$(534)	$2,603

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$27	$189	$216
Loans	7,051	934	7,985
Interest-bearing deposits	(15)	14	(1)
Investment securities	483	139	622
Non-marketable equity securities, at cost	84	26	110
Total interest earning assets	7,630	1,302	$8,932
Interest expense:
Savings accounts	68	175	243
Demand deposits	73	421	494
Money market accounts	151	323	474
CD’s	486	985	1,471
IRA’s	42	114	156
Total deposits	820	2,018	2,838
FHLB Advances and other borrowings	451	334	785
Total interest bearing liabilities	1,271	2,352	3,623
Net interest income	$6,359	$(1,050)	$5,309
Provision for Loan Losses. We determine our provision for loan losses (“provision”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. We continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.

Provision expense for the quarter ended June 30, 2019 of $325 thousand was due to newly originated loan growth and net legacy charge-offs. Provision expense for commercial loan charge-offs for the quarter ended June 30, 2019, were provided for during the previous quarter and included a partial charge-off of the single dairy relationship reserved for last quarter.
Provision expense for the six months ended June 30, 2019, was $1.6 million, resulting from provision expense for the quarter ended March 31, 2019 of $1.2 million due to (1) $600 thousand reflecting strong newly originated organic loan growth, (2) $122 thousand related to net charge offs for the quarter and (3) $500 thousand attributed to increases in specific reserves on impaired credits. The largest specific reserve was established on a single dairy relationship of approximately $350 thousand or $0.02 per share, whose status changed to nonaccrual status during the March 31, 2019 quarter. While this sector is experiencing difficult operating conditions, the issues related to this credit relationship were isolated. Management believes its agricultural lending processes remain prudent and there is no evidence to suggest systemic problems. The bank has initiated foreclosure and has also filed a civil complaint in Eau Claire County Circuit Court regarding borrower representations in the loan application and approval process. Additionally, approximately half of the remaining specific reserves increase was due to enhancements on various impaired.
The Bank recorded a provision of $650 thousand and $750 thousand for the three and six months ended June 30, 2018, respectively, reflecting organic loan growth and net charge-offs.
Management believes that the provision taken for the current year six-month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional provision in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three and six month periods ended June 30, 2019 and 2018, respectively.

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Non-interest Income:
Service charges on deposit accounts	$581	$413	40.68%	$1,131	$843	34.16%
Interchange income	453	338	34.02%	791	640	23.59%
Loan servicing income	634	337	88.13%	1,188	683	73.94%
Gain on sale of loans	573	226	153.54%	881	415	112.29%
Loan fees and service charges	261	116	125.00%	389	203	91.63%
Insurance commission income	192	187	2.67%	376	374	N/M
Gains (losses) on investment securities	21	4	N/M	55	(17)	(423.53)%
Gain on sale of branch	2,295	—	N/M	2,295	—	N/M
Other	228	146	56.16%	464	301	54.15%
Total non-interest income	$5,238	$1,767	196.43%	$7,570	$3,442	119.93%
N/M means not meaningful
The growth in most line items, year over year, includes the impact of the United Bank acquisition in October of 2018.
The increase in non-interest income during the current quarter, reflects a $2.3 million gain on the sale of the Rochester Hills, MI branch, increased gains on the sale of loans and loan fee income. The gains on the sale of loans reflects increased mortgage activity from the lower interest rate environment and better weather.
Interchange income increased to $453 thousand for the quarter ended June 30, 2019 from $338 thousand for the quarter ended March 31, 2019 reflecting higher consumer spending, partially due to the lower spend in the first quarter of 2019 due to seasonal weather conditions.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and six month periods ended June 30, 2019 and 2018, respectively.

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Non-interest Expense:
Compensation and benefits	$4,604	$3,840	19.90%	$9,310	$7,646	21.76%
Occupancy - net	866	733	18.14%	1,820	1,494	21.82%
Office	528	417	26.62%	1,050	843	24.56%
Data processing	868	720	20.56%	1,855	1,453	27.67%
Amortization of intangible assets	346	161	114.91%	673	322	109.01%
Amortization of mortgage servicing rights	306	84	264.29%	497	160	210.63%
Advertising, marketing and public relations	456	185	146.49%	659	331	99.09%
FDIC premium assessment	146	94	55.32%	240	209	14.83%
Professional services	575	735	(21.77)%	1,400	1,058	32.33%
Losses on repossessed assets, net	(90)	450	(120.00)%	(127)	450	(128.22)%
Other	784	455	72.31%	1,906	1,011	88.53%
Total non-interest expense	$9,389	$7,874	19.24%	$19,283	$14,977	28.75%

Non-interest expense (annualized) / Average assets	2.93%	3.34%	(12.22)%		3.21%	(100.00)%
N/M means not meaningful
The growth in most line items, year over year, includes the impact of the United Bank acquisition in October of 2018.
Amortization of mortgage servicing rights increased during the quarter ended June 30, 2019 from $191 thousand in the prior quarter to $306 thousand during the current quarter due to increased prepayments in the Company’s servicing portfolio due to the current rate environment causing an impairment of $110 thousand. The increase from the same periods in fiscal 2018, reflects the larger servicing portfolio due to the United Bank acquisition and the June 30, 2019 impairment.
Advertising, marketing and public relations expenses increased to $456 thousand for the quarter ended June 30, 2019 from $185 thousand for the quarter ended June 30, 2018 and $659 thousand for the six months ended June 30, 2019 compared to $331 thousand for the six months ended June 30, 2018, as the Company incurred increased costs associated with Company branding of merged banking operations. With two bank conversions in less than six months, we anticipate a modest reduction in expense during the third quarter, compared to the second quarter, and then decrease to the $200 thousand to $250 thousand range during the fourth quarter, which approximates the historic run rates for the Bank as adjusted for the marketing costs in the acquired bank markets.
Professional fees declined to $575 thousand for the second quarter of 2019 from $825 thousand the previous quarter and $735 thousand for the quarter ended June 30, 2018, as the Company recognized lower merger related fees. The reduction in merger fees during the current quarter, compared to the previous quarter, was partially offset by approximately $110 thousand of one-time consulting projects.
Merger related expenses included in the consolidated statement of operations totaled $865 thousand for the six months ended June 30, 2019. Merger related expenses incurred in the three months ended June 30, 2019, consisted of the following: (1) $126 thousand recorded in professional services and (2) $80 thousand recorded in other non-interest expense. Merger related expenses incurred in the quarter ended March 31, 2019, consisted of the following: (1) $74 thousand recorded in compensation and benefits, (2) $204 thousand recorded in professional services and (3) $381 thousand recorded in other non-interest expense. Merger related expenses incurred during the six months ended June 30, 2018 and included in the consolidated statement of operations totaled $238 thousand and consisted of $228 thousand recorded in professional services during the quarter ended June 30, 2018 and $10 thousand recorded in professional services during the quarter ended March 31, 2018.

Branch closure costs totaling $15 thousand incurred in the six months ended June 30, 2019 and recorded in the quarter ended March 31, 2019 consisted of $4 thousand recorded in professional services and $11 thousand recorded in other non-interest expense in the consolidated statement of operations. Branch closure costs incurred in the six months ended June 30, 2018 totaled $17 thousand, and consisted of $16 thousand and $1 thousand recorded in other non-interest expense in the consolidated statement of operations during the quarters ended June 30, 2018 and March 31, 2018, respectively.
Audit and financial reporting expenses, related to our year end change, consisted of $358 thousand recorded in professional services in the consolidated statement of operations during the six months ended June 30, 2019 and recorded in the quarter ended March 31, 2019.
Income Taxes. Income tax expense was $1.5 million and $1.8 million for the three and six months ended June 30, 2019, compared to $220 thousand and $707 thousand for the three and six months ended June 30, 2018, respectively. The effective tax rate decreased from 30.4% to 26.8% for the three month periods ended June 30, 2018 and June 30, 2019, respectively. The effective tax rate decreased from 27.7% to 26.5% for the six month periods ended June 30, 2018 and June 30, 2019, respectively due to a lower federal income rate, partially offset by higher non-deductible merger costs and an overall smaller tax-exempt investment security and loan portfolio.

BALANCE SHEET ANALYSIS
Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $27.4 million, or 2.76%, to $1.020 billion as of June 30, 2019 from $992.6 million at December 31, 2018. The following table reflects the composition, or mix of our loan portfolio at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	Amount	Amount
Real estate loans:
Residential real estate
One to four family	$191,890	209,926
Purchased HELOC loans	11,125	12,883
Commercial/agricultural real estate
Commercial real estate	374,441	357,959
Agricultural real estate	92,137	86,015
Multi-family real estate	83,423	69,400
Construction and land development	52,071	22,691
Total real estate loans	805,087	758,874
Non-real estate loans:
Consumer non-real estate
Originated indirect paper	47,391	56,585
Purchased indirect paper	11,155	15,006
Other Consumer	18,389	20,214
Commercial/agricultural loans
Commercial non-real estate	107,754	112,427
Agricultural non-real estate	36,827	36,327
Total non-real estate loans	221,516	240,559
Gross loans	1,026,603	999,433
Unearned net deferred fees and costs and loans in process	98	409
Unamortized discount on acquired loans	(6,744)	(7,286)
Total loans (net of unearned income and deferred expense)	1,019,957	992,556
Allowance for loan losses	(8,759)	(7,604)
Total loans receivable, net	$1,011,198	$984,952
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

	June 30, 2019	December 31, 2018	Change FTD
Community Banking Loan Portfolios:
Commercial/Agricultural real estate:
Commercial real estate	$374,441	$357,959	$16,482
Agricultural real estate	92,137	86,015	6,122
Multi-family real estate	83,423	69,400	14,023
Construction and land development	52,071	22,691	29,380
Commercial/Agricultural non-real estate:
Commercial non-real estate	107,754	112,427	(4,673)
Agricultural non-real estate	36,827	36,327	500
Residential real estate:
Purchased HELOC loans	11,125	12,883	(1,758)
Consumer non-real estate:
Other consumer	18,389	20,214	(1,825)
Total Community Banking Loan Portfolios	776,167	717,916	58,251

Legacy Loan Portfolios:
Residential real estate:
One to four family	191,890	209,926	(18,036)
Consumer non-real estate:
Originated indirect paper	47,391	56,585	(9,194)
Purchased indirect paper	11,155	15,006	(3,851)
Total Legacy Loan Portfolios	250,436	281,517	(31,081)
Gross loans	$1,026,603	$999,433	$27,170
The Community Banking loan portfolios reflect the Bank's strategy to grow its commercial banking business and consumer lending. The Legacy loan portfolios reflect the Bank's strategy to sell substantially all newly originated one to four family loans in the secondary market and the discontinuation of originated and purchased indirect paper loans, effective in the first quarter of fiscal 2017.
At June 30, 2019, the community banking portfolio grew by $58.3 million compared to December 31, 2018 with strong growth in all real estate categories. The growth in construction loans reflects the funding on projects that moved closer to completion.
As expected, the legacy portfolio continues to decrease. One to four family residential real estate loans, decreased $18.0 million or 8.6% from the December 31, 2018 balances as repayments, including payoffs, outpaced one to four family portfolio originations. Consumer indirect paper loans decreased $13.0 million or 18.2% from the December 31, 2018 balances. While the portfolio decrease percentage this quarter remains in the historical range of shrinkage percentages, the absolute dollar shrinkage of the legacy portfolio is expected to slow over time as the portfolio decreases in size.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At June 30, 2019, March 31, 2019 and December 31, 2018, we had 356, 315 and 209 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $28.0 million $27.3 million and $22.5 million respectively. Of the impaired loans, respectively, there were 32 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $2.9 million for which $523 thousand in specific ALL was recorded as of June 30, 2019.
At June 30, 2019, the ALL was $8.8 million, or 0.86% of our total loan portfolio, compared to ALL of $7.6 million, or 0.77% of the total loan portfolio at December 31, 2018. This level was based on our analysis of the loan portfolio risk at June 30, 2019, considering the factors discussed above. A restricted cash reserve account was established by the third party seller of the purchased indirect paper consumer loans, based on a percentage of the outstanding loan balances. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased consumer loans that are not purchased back by the seller or substituted with performing consumer loans and as a result, the Bank records a charged off loan. The Bank has not drawn on the restricted cash reserve account as the third party has repurchased all loans presented to them.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	June 30, 2019 and Six Months Then Ended	December 31, 2018 and Three Months Then Ended
Nonperforming assets:
Nonaccrual loans	$13,612	$7,354
Accruing loans past due 90 days or more	880	736
Total nonperforming loans (“NPLs”)	14,492	8,090
Other real estate owned	1,354	2,522
Other collateral owned	33	48
Total nonperforming assets (“NPAs”)	$15,879	$10,660
Troubled Debt Restructurings (“TDRs”)	$10,000	$8,722
Accruing TDR's	$5,899	$6,055
Nonaccrual TDRs	$4,101	$2,667
Average outstanding loan balance	$1,010,113	$921,951
Loans, end of period	$1,019,957	$992,556
Total assets, end of period	$1,348,420	$1,287,924
ALL, at beginning of period	$7,604	$6,748
Loans charged off:
Residential real estate	(90)	(43)
Commercial/Agricultural real estate	(225)	—
Consumer non-real estate	(126)	(79)
Commercial/Agricultural non-real estate	—	—
Total loans charged off	(441)	(122)
Recoveries of loans previously charged off:
Residential real estate	1	4
Commercial/Agricultural real estate	3	—
Consumer non-real estate	42	24
Commercial/Agricultural non-real estate	—	—
Total recoveries of loans previously charged off:	46	28
Net loans charged off (“NCOs”)	(395)	(94)
Additions to ALL via provision for loan losses charged to operations	1,550	950
ALL, at end of period	$8,759	$7,604
Ratios:
ALL to NCOs (annualized)	1,108.73%	2,022.34%
NCOs (annualized) to average loans	0.08%	0.04%
ALL to total loans	0.86%	0.77%
NPLs to total loans	1.42%	0.82%
NPAs to total assets	1.18%	0.83%

An aging analysis of the Company’s originated and acquired loans as of June 30, 2019 and December 31, 2018, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due and Accruing and Nonaccrual Loans
June 30, 2019
Originated loans	$5,473	$1,910	$617	$8,000	$4,220	$12,220
Acquired loans	3,365	827	263	4,455	9,392	13,847
Total	$8,838	$2,737	$880	$12,455	$13,612	$26,067
December 31, 2018
Originated loans	$4,829	$2,137	$279	$7,245	$1,770	$9,015
Acquired loans	3,339	918	457	4,714	5,584	10,298
Total	$8,168	$3,055	$736	$11,959	$7,354	$19,313
Nonperforming assets, delinquencies and troubled debt restructures typically increase in subsequent quarters following a merger due to updated reporting and risk rating of the loan portfolio to CCFBank standards. We experienced this again as nonperforming assets increased to 1.18% of total assets at June 30, 2019, from 0.83% of total assets at December 31, 2018. Total impaired loans, which included trouble debt restructured loans, purchased credit impaired loans and substandard non-performing loans, was $49.4 million at June 30, 2019, compared to $47.3 million at December 31, 2018.
Non-performing assets included non-performing loans of $14.5 million at June 30, 2019, compared to $8.1 million at December 31, 2018. While nonperforming assets increased, classified assets decreased $1.9 million during the current quarter to $32.6 million. The majority of new nonaccrual loans in the second quarter were classified loans as of March 31, 2019. Classified assets at December 31, 2018 totaled $22.7 million.

Nonaccrual Loans Rollforward:

	Quarter Ended
	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
Balance, beginning of period	$9,871	$7,354	$7,210	$6,642
Additions	7,405	3,428	906	3,225
Acquired nonaccrual loans	—	—	941	—
Charge offs	(262)	(31)	(40)	(38)
Transfers to OREO	(236)	(362)	(201)	—
Return to accrual status	(149)	(175)	—	—
Payments received	(2,612)	(282)	(1,429)	(2,915)
Other, net	(405)	(61)	(33)	(287)
Balance, end of period	$13,612	$9,871	$7,354	$6,627

Other real estate owned ("OREO") decreased by $1.2 million from $2.5 million at December 31, 2018 to $1.4 million at June 30, 2019 as sales exceeded properties transferred from loans.

Other Real Estate Owned Rollforward:

	Quarter Ended
	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
Balance, beginning of period	$2,071	$2,522	$2,749	$7,015
Loans transferred in	236	362	201	—
Sales	(958)	(808)	(210)	(889)
Write-downs	(23)	(6)	—	(498)
Other, net	28	1	(218)	(300)
Balance, end of period	$1,354	$2,071	$2,522	$5,328
Nonaccrual TDR loans increased $1.4 million to $4.1 million at June 30, 2019 from $2.7 million at December 31, 2018, primarily due to restructuring of nonaccrual loans.

	June 30, 2019		March 31, 2019		December 31, 2018		June 30, 2018
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Residential real estate	39	$3,137	37	$3,454	34	$3,319	32	$3,580
Commercial/Agricultural real estate	14	2,202	17	3,454	15	2,209	14	1,662
Consumer non-real estate	11	82	11	90	13	99	15	122
Commercial/Agricultural non-real estate	4	478	3	485	2	428	3	496
Total loans	68	$5,899	68	$7,483	64	$6,055	64	$5,860
Nonperforming assets increased to 1.18% of total assets at June 30, 2019, compared to 1.03% at March 31, 2019 and 0.83% of total assets at December 31, 2018. Nonperforming assets, delinquencies and troubled debt restructures typically increase in the quarters immediately following a merger due to updated reporting and risk rating of the loan portfolio to CCFBank standards and the Company experienced this increase in both quarters of fiscal 2019.
Non-accrual loans were $13.6 million at June 30, 2019, compared to $9.9 million at March 31, 2019 and $7.4 million at December 31, 2018. While nonperforming assets increased $2.2 million, classified assets decreased approximately $1.9 million during the current quarter to $32.6 million. The majority of new nonaccrual loans in the second quarter were classified loans as of March 31, 2019. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity. The 2019 purchases were approximately 67% variable rate securities. The effective duration of the investment portfolio at June 30, 2019 was 2.1 years compared to 2.6 years at December 31, 2018.
Securities available for sale, which represent the majority of our investment portfolio, were $154.8 million at June 30, 2019, compared with $146.7 million at December 31, 2018. There were no impairment charges recorded in the three and six months ended June 30, 2019. One agency security had an impairment charge of $21 thousand recorded in the three months ended March 31, 2018. This security was sold in the quarter-ended June 30, 2018 and a $4 thousand gain was realized due to changes in market prices. Securities held to maturity were $3.8 million at June 30, 2019, compared with $4.9 million at December 31, 2018.

The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
June 30, 2019
U.S. government agency obligations	$53,085	$53,005
Obligations of states and political subdivisions	27,670	27,876
Mortgage backed securities	41,574	41,836
Corporate debt securities	8,543	8,439
Corporate asset based securities	23,953	23,604
Totals	$154,825	$154,760
December 31, 2018
U.S. government agency obligations	$46,215	$45,298
Obligations of states and political subdivisions	35,162	34,728
Mortgage backed securities	42,279	41,350
Agency securities	104	148
Corporate debt securities	6,577	6,305
Corporate asset based securities	18,928	18,896
Totals	$149,265	$146,725
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
June 30, 2019
Obligations of states and political subdivisions	$980	$983
Mortgage-backed securities	2,848	2,944
Totals	$3,828	$3,927
December 31, 2018
Obligations of states and political subdivisions	$1,701	$1,698
Mortgage-backed securities	3,149	3,174
Totals	$4,850	$4,872
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	June 30, 2019		December 31, 2018
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$94,658	$94,841	$88,494	$86,648
AAA	6,260	6,221	3,566	3,535
AA	39,672	39,553	42,608	42,305
A	12,902	12,818	12,991	12,662
Non-rated	1,333	1,327	1,606	1,575
Total available for sale securities	$154,825	$154,760	$149,265	$146,725

The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	June 30, 2019		December 31, 2018
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$2,848	$2,944	$3,149	$3,173
AA	395	396	395	395
A	235	235	956	955
Non-rated	350	352	350	349
Total	$3,828	$3,927	$4,850	$4,872
At June 30, 2019, securities with a market value of $1.8 million were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of June 30, 2019, this line of credit had a zero outstanding balance. The Bank has pledged U.S. Government Agency securities with a market value of $5.9 million, mortgage-backed securities with a market value of $14.4 million as collateral against specific municipal deposits. As of June 30, 2019, the Bank also has mortgage backed securities with a market value of $812 thousand pledged as collateral to the Federal Home Loan Bank of Des Moines.
Escrow Merger Settlement Proceeds. An escrow settlement account for $20.6 million was established with the Company's Transfer Agent on June 28, 2019, in anticipation of the closing of the F. & M. Bancorp. of Tomah, Inc. acquisition.
Other Assets. Other assets increased to $8.1 million at June 30, 2019, from $3.3 million at December 31, 2018, due primarily to the adoption of new accounting standards requiring asset recognition for operating leases which totaled $4.2 million at June 30, 2019.
Deposits. Deposits increased $7.9 million to $1.015 billion at June 30, 2019, from $1.008 billion at December 31, 2018 and decreased $15.2 million from $1.031 billion at March 31, 2019. The decline in deposits from March 31, 2019 was due in part to the sale of the $34.1 million Rochester Hills deposits on May 17, 2012 as discussed above. The composition of the deposit portfolio changed over the quarter as some lower-cost deposits were sold and replaced with higher cost certificates of deposit. Certificate accounts and money market accounts increased to $391.4 million and $156.0 million at June 30, 2019, from $364.5 million and $126.0 million at December 31, 2018, respectively. Meanwhile, savings accounts declined to $148.0 million from $192.3 million, interest-bearing demand deposits decreased to $180.0 million from $169.3 million and Non-interest bearing demand deposits decreased to $140.1 million from $155.4 million over the same time frame. The change in the deposit composition over the three and six month periods, contributed to an increase in the cost of deposits to 1.33% from 0.86% for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018 and to 1.27% for the six months ended June 30, 2019 compared to 0.81% for the same period in the previous year.
The following is a summary of deposits by type at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
Non-interest bearing demand deposits	$140,130	$155,405
Interest bearing demand deposits	180,001	169,310
Savings accounts	148,005	192,310
Money market accounts	155,964	126,021
Certificate accounts	391,359	364,466
Total deposits	$1,015,459	$1,007,512
Deposits from closed branches, in markets that the Bank no longer competes in, decreased by $3.8 million during the six months ended June 30, 2019, and total $31.5 million as of June 30, 2019. Brokered and listing services deposits were $56.5 million and $5.5 million, respectively, at March 31,2019, compared to $55.3 million and $9.5 million, respectively, at December 31, 2018.
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

Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. FHLB advances were $135.8 million as of June 30, 2019 and $109.8 million as of December 31, 2018, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to manage the Bank's cost of funds. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit ("LOC") is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of June 30, 2019, is approximately $150.8 million.
The Bank has pledged $674.7 million of loans to secure the current outstandings, letters of credit and to provide the unused borrowing capacity.
On August 10, 2017, the Company issued $15.0 million of subordinated notes maturing on August 10, 2027 to fund the acquisition of Wells Financial Corporation. The subordinated notes are unsecured and are subordinate to the claims of other creditors of the Company. The subordinated notes mature in August 2027 with a fixed interest rate for five years of 6.75% and in August 2022, the interest rate converts to the three-month LIBOR plus 4.90% and will reset quarterly thereafter. Interest on the Notes will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year through the maturity date.
On August 1, 2018, the Company entered into a Business Credit Agreement and related $7.5 million revolving loan and Business Note in an initial principal amount of $10.0 million. The Revolving Loan matures on August 1, 2019. On June 26, 2019, the Company entered into a credit agreement consisting of a $29.9 million term note and a $5.0 million revolving note. This term note included the refinancing of $10.1 million in existing debt and matures on June 26, 2031. This revolving note becomes effective on August 1, 2019, at which time it replaces the Company's existing revolving loan arrangement, and it matures on August 1, 2020. The Revolving Loans and the Note each bear interest at a variable rate based on the U.S. Prime Rate as published in the Wall Street Journal less 75 basis points and are payable in accordance with the terms of the Loan Agreement and the Note, respectively. The proceeds from the Business Note were used to refinance the existing senior note, pay transaction fees and expenses and for financing the acquisition, by merger, of F. & M. Bancorp. of Tomah Inc.. At June 30, 2019 and December 31, 2018, there were no borrowings outstanding on this revolving loan.
Other Liabilities. Other liabilities increased by $1.6 million to $9.3 million, at June 30, 2019, due primarily to the new accounting standard related to liability recognition of operating leases which totaled $4.3 million at June 30, 2019.
Stockholders’ Equity. Total stockholders’ equity increased to $143.2 million at June 30, 2019, from $138.2 million at December 31, 2018,, as the Company benefitted from the addition of earnings and a reduction in accumulated other comprehensive loss, mainly due to lower long-term interest rates. Book value per share increased $0.42 or 3.33% to $13.04 at June 30, 2019 from $12.62 at December 31, 2018. Tangible book value per share (non-GAAP) was $9.56 at June 30, 2019 - an increase of $0.50 or 5.5%, compared to $9.06 at December 31, 2018. The components of this increase included (1) current quarter's earnings, (2) the reduction in accumulated other comprehensive loss, due to decreased unrealized losses in the Securities Available for Sale portfolio and (3) the amortization of intangible assets. Tangible book value per share is a non-GAAP measure that management believes enhances investors' ability to better understand the Company's financial position.

Reconciliation of tangible book value per share (non-GAAP):

Tangible book value per share at end of period	June 30, 2019	December 31, 2018
Total stockholders' equity	$143,242	$138,187
Less: Preferred stock	—	—
Less: Goodwill	(31,474)	(31,474)
Less: Intangible assets	(6,828)	(7,501)
Tangible common equity (non-GAAP)	$104,940	$99,212
Ending common shares outstanding	10,982,008	10,953,512
Book value per share	$13.04	$12.62
Tangible book value per share (non-GAAP)	$9.56	$9.06

Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; short-term investments; and borrowings. We use our sources of funds primarily to meet ongoing commitments, to pay non-renewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At June 30, 2019, our on-balance sheet liquidity ratio was 11.73%. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank's control, including general interest rates, economic conditions and competition. Although $215.9 million of our $391.4 million (55.2%) CD portfolio as of June 30, 2019 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and correspondent banks We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of June 30, 2019, we have approximately $150.8 million available under this arrangement, supported by loan collateral, as compared to $178.6 million at December 31, 2018. We also maintain lines of credit of $1.4 million with the Federal Reserve Bank and have $18.5 million of uncommitted federal funds purchased lines of credit, as well as a $7.5 million revolving line of credit which is available as needed for general liquidity purposes.
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
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2019, the Company had $202.4 million in unused commitments, compared to $207.8 million in unused commitments as of December 31, 2018.
Capital Resources. As of June 30, 2019, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2019 (Unaudited)
Total capital (to risk weighted assets)	$134,399,000	13.1%	$82,133,000	>=	8.0%	$102,666,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	125,640,000	12.2%	61,599,000	>=	6.0%	82,133,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	125,640,000	12.2%	46,200,000	>=	4.5%	66,733,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	125,640,000	9.7%	51,743,000	>=	4.0%	64,679,000	>=	5.0%
As of December 31, 2018 (Audited)
Total capital (to risk weighted assets)	$126,440,000	12.7%	$79,651,000	>=	8.0%	$99,563,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	118,836,000	11.9%	59,738,000	>=	6.0%	79,651,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	118,836,000	11.9%	44,804,000	>=	4.5%	64,716,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	118,836,000	9.7%	48,976,000	>=	4.0%	61,220,000	>=	5.0%

At June 30, 2019, the Bank was categorized as "Well Capitalized" under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2019 (Unaudited)
Total capital (to risk weighted assets)	$128,746,000	12.5%	$82,133,000	>=	8.0%	$102,666,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	104,987,000	10.2%	61,599,000	>=	6.0%	82,133,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	104,987,000	10.2%	46,200,000	>=	4.5%	66,733,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	104,987,000	8.1%	51,743,000	>=	4.0%	64,679,000	>=	5.0%
As of December 31, 2018 (Audited)
Total capital (to risk weighted assets)	$123,657,000	12.4%	$79,651,000	>=	8.0%	$99,563,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	101,053,000	10.2%	59,738,000	>=	6.0%	79,651,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	101,053,000	10.2%	44,804,000	>=	4.5%	64,716,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	101,053,000	8.3%	48,976,000	>=	4.0%	61,220,000	>=	5.0%
At June 30, 2019, the Company was categorized as "Well Capitalized" under Prompt Corrective Action Provisions. Need to add press release paragraph on future capital ratio post to Tomah.

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
In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured commercial, agriculture and consumer loan maturities;

•	originating variable rate commercial and agriculture loans;

•	managing our exposure to changes in interest rates, including, but not limited to the sale of longer-term fixed-rate residential loans in the secondary market with retained servicing;

•	originating balloon mortgage loans with a term of five years or less to minimize the impact of sudden rate changes;

•	managing our funding needs by utilizing core deposits, brokered certificates of deposits and borrowings as appropriate to extend terms and lock in fixed interest rates;

•	reducing non-interest expense and managing our efficiency ratio by implementing technologies to enhance customer service and increase employee productivity; and

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure to focus resources on our most productive markets.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.
The following table sets forth, at June 30, 2019 and December 31, 2018 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity ("EVE") resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of June 30, 2019 and December 31, 2018, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 200 and 100 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2019	At December 31, 2018

+300 bp	1%	(3)%
+200 bp	1%	(2)%
+100 bp	1%	(1)%
-100 bp	1%	(1)%
-200 bp	3%	(5)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at June 30, 2019 and December 31, 2018.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2019	At December 31, 2018

+300 bp	(4)%	(6)%
+200 bp	(3)%	(4)%
+100 bp	(1)%	(2)%
-100 bp	1%	1%
-200 bp	—%	(1)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2019, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at reaching a level of reasonable assurance.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.
The table below shows the shares withheld from employees to satisfy tax withholding obligations during the three months ended June 30, 2019.

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Pans or Programs
April 1, 2019 - April 30, 2019	874	$12.00	—	—
May 1, 2019 - May 31, 2019	1,131	10.98	—	—
June 1, 2019 - June 30, 2019	1,062	11.05	—	—
Total	3,067	$11.29	—	—
(1) Represents shares of common stock withheld from employees to satisfy tax withholding obligations associated with the vesting of restricted stock awards.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.

Item 7.	EXHIBITS
(a) Exhibits

10.1
Business Note, dated June 26, 2019, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2019 (File No. 001-33003)).

10.2
Business Credit Agreement, dated August 1, 2019, by and between Citizens Community Bancorp, Inc. and Chippewa Valley Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 1, 2019 (File No. 001-33003)).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: August 8, 2019	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: August 8, 2019	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer