Form 10-Q
period 2019-09-30
Citizens Community Bancorp Inc.
filed 2019-11-07
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At November 7, 2019 there were 11,269,726 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
September 30, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2019 (unaudited) and December 31, 2018
(derived from audited financial statements)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$52,276	$45,778
Other interest-bearing deposits	5,245	7,460
Securities available for sale "AFS"	182,956	146,725
Securities held to maturity "HTM"	3,665	4,850
Other investments	12,863	11,261
Loans receivable	1,124,378	992,556
Allowance for loan losses	(9,177)	(7,604)
Loans receivable, net	1,115,201	984,952
Loans held for sale	3,262	1,927
Mortgage servicing rights	4,245	4,486
Office properties and equipment, net	20,938	13,513
Accrued interest receivable	4,993	4,307
Intangible assets	7,999	7,501
Goodwill	31,841	31,474
Foreclosed and repossessed assets, net	1,373	2,570
Bank owned life insurance ("BOLI")	22,895	17,792
Other assets	5,612	3,328
TOTAL ASSETS	$1,475,364	$1,287,924

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,161,750	$1,007,512
Federal Home Loan Bank advances	113,466	109,813
Other borrowings	44,545	24,647
Other liabilities	7,574	7,765
Total liabilities	1,327,335	1,149,737

Stockholders’ Equity:
Common stock— $0.01 par value, authorized 30,000,000; 11,270,710 and 10,953,512 shares issued and outstanding, respectively	113	109
Additional paid-in capital	128,926	125,512
Retained earnings	19,348	15,264
Unearned deferred compensation	(630)	(857)
Accumulated other comprehensive loss	272	(1,841)
Total stockholders’ equity	148,029	138,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,475,364	$1,287,924
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2019 and 2018
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest and dividend income:
Interest and fees on loans	$14,646	$9,414	$40,036	$26,818
Interest on investments	1,577	948	4,241	2,666
Total interest and dividend income	16,223	10,362	44,277	29,484
Interest expense:
Interest on deposits	3,371	1,659	8,890	4,341
Interest on FHLB borrowed funds	639	323	2,213	1,049
Interest on other borrowed funds	620	440	1,436	1,318
Total interest expense	4,630	2,422	12,539	6,708
Net interest income before provision for loan losses	11,593	7,940	31,738	22,776
Provision for loan losses	575	450	2,125	1,200
Net interest income after provision for loan losses	11,018	7,490	29,613	21,576
Non-interest income:
Service charges on deposit accounts	625	489	1,756	1,332
Interchange income	476	338	1,267	978
Loan servicing income	714	368	1,902	1,051
Gain on sale of loans	679	234	1,560	649
Loan fees and service charges	471	164	860	367
Insurance commission income	197	180	573	554
Gains (losses) on investment securities	96	—	151	(17)
Gain on sale of branch	—	—	2,295	—
Other	363	216	827	517
Total non-interest income	3,621	1,989	11,191	5,431
Non-interest expense:
Compensation and related benefits	5,295	3,778	14,605	11,424
Occupancy	905	776	2,725	2,270
Office	599	468	1,649	1,311
Data processing	1,092	771	2,953	2,224
Amortization of intangible assets	412	161	1,085	483
Amortization of mortgage servicing rights	325	85	822	245
Advertising, marketing and public relations	315	265	974	596
FDIC premium assessment	78	121	318	330
Professional services	561	577	1,961	1,635
Loss (gain) on repossessed assets, net	(16)	71	(143)	521
Other	3,409	571	5,309	1,582
Total non-interest expense	12,975	7,644	32,258	22,621
Income before provision for income tax	1,664	1,835	8,546	4,386
Provision for income taxes	430	736	2,252	1,443
Net income attributable to common stockholders	$1,234	$1,099	$6,294	$2,943
Per share information:
Basic earnings	$0.11	$0.18	$0.57	$0.49
Diluted earnings	$0.11	$0.10	$0.57	$0.38
Cash dividends paid	$—	$—	$0.20	$0.20
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Nine months ended September 30, 2019 and 2018
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income attributable to common stockholders	$1,234	$1,099	$6,294	$2,943
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period	250	(531)	2,049	(1,753)
Reclassification adjustment for net gains (losses) included in net income	69	—	109	(13)
Other comprehensive income (loss)	319	(531)	2,158	(1,766)
Comprehensive income	$1,553	$568	$8,452	$1,177
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2019
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2019	10,953,512	$109	$125,512	$15,264	$(857)	$(1,841)	$138,187
Net income	—	—	—	953	—	—	953
Other comprehensive income, net of tax	—	—	—	—	—	1,164	1,164
Forfeiture of unvested shares	(958)	—	(13)	—	13	—	—
Surrender of restricted shares of common stock	(798)	—	(9)	—	—	—	(9)
Common stock awarded under the equity incentive plan	10,847	—	252	—	(252)	—	—
Common stock options exercised	27,430	1	194	—	—	—	195
Stock option expense	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	—	140	—	140
Adoption of ASU 2016-01; Equity securities	—	—	—	45	—	(45)	—
Adoption of ASU 2016-02; Leases	—	—	—	(56)	—	—	(56)
Cash dividends ($0.20 per share)	—	—	—	(2,198)	—	—	(2,198)
Balance at March 31, 2019	10,990,033	110	125,940	14,008	(956)	(722)	138,380
Net income	—	—	—	4,107	—	—	4,107
Other comprehensive income, net of tax	—	—	—	—	—	675	675
Forfeiture of unvested shares	(7,958)	—	(118)	—	118	—	—
Surrender of restricted shares of common stock	(3,067)	—	(35)	—	—	—	(35)
Common stock awarded under the equity incentive plan	2,000	—	22	—	(22)	—	—
Common stock options exercised	1,000	—	8	—	—	—	8
Stock option expense	—	—	5	—	—	—	5
Amortization of restricted stock	—	—	—	—	103	—	103
Adoption of ASU 2016-02; Leases	—	—	—	(1)	—	—	(1)
Balance at June 30, 2019	10,982,008	110	125,822	18,114	(757)	(47)	143,242
Net income	—	—	—	1,234	—	—	1,234
Other comprehensive income, net of tax	—	—	—	—	—	319	319
Surrender of restricted shares of common stock	(297)	—	(3)	—	—	—	(3)
Common stock issued to F&M shareholders	288,999	3	3,102	—	—	—	3,105
Stock option expense	—	—	5	—	—	—	5
Amortization of restricted stock	—	—	—	—	127	—	127
Balance, September 30, 2019	11,270,710	$113	$128,926	$19,348	$(630)	$272	$148,029
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2018
(in thousands, except shares and per share data)

				Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock		Preferred Stock
	Shares	Amount	Amount
Balance, January 1, 2018	5,883,603	$59	$—	$63,348	$12,104	$(391)	$(666)	$74,454
Net income	—	—	—	—	1,341	—	—	1,341
Reclassification of certain deferred tax effects (1)	—	—	—	—	137	—	(137)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,208)	(1,208)
Forfeiture of unvested shares	(1,437)	—	—	(20)	—	20	—	—
Common stock awarded under the equity incentive plan	15,523	—	—	211	—	(211)	—	—
Common stock options exercised	4,792	—	—	41	—	—	—	41
Stock option expense	—	—	—	(5)	—	—	—	(5)
Amortization of restricted stock	—	—	—	—	—	67	—	67
Cash dividends ($0.20 per share)	—	—	—	—	(1,181)	—	—	(1,181)
Balance at March 31, 2018	5,902,481	59	—	63,575	12,401	(515)	(2,011)	73,509
Net income	—	—	—	—	503	—	—	503
Preferred stock issued (net of issuance costs)	—	—	61,289	—	—	—	—	61,289
Other comprehensive loss, net of tax	—	—	—	—	—	—	(164)	(164)
Surrender of restricted shares of common stock	(1,809)	—	—	(25)	—	—	—	(25)
Common stock awarded under the equity incentive plan	13,707	—	—	295	—	(295)	—	—
Stock option expense	—	—	—	5	—	—	—	5
Amortization of restricted stock	—	—	—	—	—	94	—	94
Balance at June 30, 2018	5,914,379	59	61,289	63,850	12,904	(716)	(2,175)	135,211
Net income	—	—	—	—	1,099	—	—	1,099
Preferred stock issued net of issuance costs	—	—	(24)	—	—	—	—	(24)
Preferred stock converted to common stock	5,000,000	50	(61,265)	61,215	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(531)	(531)
Surrender of restricted shares of common stock	(526)	—	—	(8)	—	—	—	(8)
Stock option expense	—	—	—	6	—	—	—	6
Amortization of restricted stock	—	—	—	—	—	94	—	94
Balance, September 30, 2018	10,913,853	$109	$—	$125,063	$14,003	$(622)	$(2,706)	$135,847
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02.
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2019 and 2018
(in thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income attributable to common stockholders	$6,294	$2,943
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/accretion discount on investment securities	762	843
Provision for depreciation	1,110	819
Provision for loan losses	2,125	1,200
Net realized (gain) loss on sale of securities	(151)	17
Increase in MSR assets resulting from transfers of financial assets	(581)	(289)
Amortization of MSR assets	822	335
Amortization of intangible assets	1,085	483
Amortization of restricted stock	370	255
Net stock based compensation expense	14	6
Gain on sale of office properties and equipment	(32)	(3)
Benefit for deferred income taxes	—	(194)
Increase in cash surrender value of life insurance	(384)	(318)
Net (gain) loss from disposals of foreclosed and repossessed assets	(143)	522
Gain on sale of loans held for sale, net	(1,560)	(943)
Net change in loans held for sale	225	1,360
Decrease in accrued interest receivable and other assets	3,009	433
(Decrease) increase in other liabilities	(6,482)	620
Total adjustments	189	5,146
Net cash provided by operating activities	6,483	8,089
Cash flows from investing activities:
Purchase of investment securities	(23,457)	(33,622)
Net decrease (increase) in interest-bearing deposits	3,207	(25)
Proceeds from sale of investment securities	7,976	26
Principal payments on investment securities	19,579	8,776
Net sales of other investments	1,084	933
Proceeds from sale of foreclosed and repossessed assets	2,238	4,805
Net increase in loans	(6,710)	(28,644)
Net capital expenditures	(6,149)	(2,405)
Net cash acquired in business combinations	(8,137)	—
Proceeds from disposal of office properties and equipment	300	74
Net cash used in investing activities	(10,069)	(50,082)
Cash flows from financing activities:
Net decrease in Federal Home Loan Bank advances	(16,469)	(31,000)
Proceeds from other borrowings, net of debt issuance costs	—	9,911
Proceeds from other borrowings to fund business combination, net of origination costs	29,889	—
Principal payment reduction to other borrowings	(10,000)	(15,191)
Net increase in deposits	5,601	5,460
Proceeds from private placement stock offering, net of issuance costs	—	61,265
Common stock issued in F&M acquisition less capitalized equity costs	3,105	—
Surrender of restricted shares of common stock	(47)	(33)
Exercise of common stock options	203	41
Cash dividends paid	(2,198)	(1,181)
Net cash provided by financing activities	10,084	29,272
Net increase (decrease) in cash and cash equivalents	6,498	(12,721)
Cash and cash equivalents at beginning of period	45,778	47,215
Cash and cash equivalents at end of period	$52,276	$34,494

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$8,775	$4,285
Interest on borrowings	$3,966	$2,366
Income taxes	$3,847	$1,160
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$898	$1,064
Fair value of assets acquired, net of cash and cash equivalents	$177,494	$—
Fair value of liabilities assumed, net of cash and cash equivalents	$169,724	$—
See accompanying condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(UNAUDITED)
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements include the accounts of Citizens Community Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Citizens Community Federal N.A. (the “Bank”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. As used in this quarterly report, the terms “we”, “us”, “our”, and “Citizens Community Bancorp, Inc.” mean the Company and its wholly owned subsidiary, the Bank, unless the context indicates other meaning.
The Bank is a national banking association (a “National Bank”) and operates under the title of Citizens Community Federal National Association (“Citizens Community Federal N.A.” or “Bank” or “CCFBank”). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis (the “FRB”), and operates under the title of Citizens Community Bancorp, Inc. The U.S. Office of the Comptroller of the Currency (the “OCC”), is the primary federal regulator for the Bank.
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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date as of September 30, 2019 and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
On May 17, 2019, the Company completed the sale of the Rochester Hills, MI branch for a deposit premium of 7 percent, or approximately $2.3 million, net of selling costs. The branch sale included approximately $34 million in deposits and $300,000 in fixed assets. The Bank retained all loans associated with the branch.
On July 1, 2019, the Company closed on the acquisition of F. & M. Bancorp. of Tomah, Inc. and completed the related data systems conversion on July 14, 2019. See Note 2, “Acquisitions” for additional information.
On October 25, 2019, the Department of the Treasury released regulations which clarified the tax status of acquired life insurance policies, resulting in policies acquired from United Bank and F&M retaining their tax-free status. As a result, the Company will be reducing its related deferred tax liabilities by $350 thousand (F&M), and $300 thousand (United Bank) and F&M’s initial goodwill will be reduced by $350 thousand on the December 31, 2019 consolidated balance sheet. $300 thousand will be recorded as a discrete tax credit reduction on the Company’s statement of operations for the three and twelve-months ended December 31, 2019. See Note 12, “Subsequent Event” for additional information.
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
Use of Estimates – Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of acquired intangible assets, useful lives for depreciation and amortization, indefinite-lived intangible assets, stock-based compensation and long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include, but are not limited to: those items described under the caption, “Risk Factors” in Item 1A in our transition report on Form 10-K for the transition period from October 1, 2018 to December 31, 2018, filed with the SEC on March 8, 2019, external market factors such as market interest rates and unemployment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuer is assessed. Significant inputs used to measure the amount of other-than-temporary impairment related to credit loss include, but are not limited to; the Company’s intent and ability to sell the debt security prior to recovery, that it is more likely than not that the Company will not sell the security prior to recovery, default and delinquency rates of the underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value of available for sale securities that are considered temporary are recorded in other comprehensive income or loss as separate components of stockholders’ equity, net of tax. If the unrealized loss of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company’s consolidated statement of operations. Non-credit components of the unrealized losses on available for sale securities will continue to be recognized in other comprehensive income (loss), net of tax.
Other Investments - Other investments includes equity securities with readily determinable fair values, “restricted” equity securities, and private company securities. Other investments includes $241 of equity securities with readily determinable fair values. Equity investment securities are carried at their fair market value, based on an “exit price” notion. Changes in the fair value of equity investment securities are recognized as Gains (losses) on investment securities in the consolidated Statement of Operations.
As a member of the Federal Reserve Bank (“FRB”) System and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as income.
Also included in other investments is stock in a private company that does not have a quoted market price. This stock is carried at cost plus or minus changes resulting from observable price changes in orderly transactions for this stock, less other-than-temporary impairment charges, if any.
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities.
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
A loan is impaired when full payment under the loan terms is not expected. Impaired loans consist of all TDRs, as well as individual loans not considered a TDR, that are either (1) rated substandard or worse, (2) on nonaccrual status or (3) PCI loans which are impaired at the time of acquisition. All TDRs are individually evaluated for impairment. See Note 4, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. For TDR’s or substandard loans deemed to be impaired, a specific ALL allocation may be established so that the loan is reported, net, at the lower of (a) its outstanding principal balance; (b) the present value of the loan’s estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90+ days past due, and certain substandard loans that are less than 90+ days delinquent, the likelihood of the loan migrating to over 90 days past due is also taken into account when determining the specific ALL allocation for these particular loans. Large groups of smaller balance homogeneous loans, such as non-TDR commercial, consumer and residential real estate loans, are collectively evaluated for ALL purposes, and accordingly, are not separately identified for ALL disclosures.

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
For all acquired loans, the outstanding loan balances less any related accretable yield and/or non-accretable difference is referred to as the loans’ carrying amount.
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
Mortgage Servicing Rights- Mortgage servicing rights (“MSR”) assets result as the Company sells loans to investors in the secondary market and retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed at least annually for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations.
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
The Tax Cuts and Jobs Act of 2017 (“the Tax Act”), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. In the fourth quarter of fiscal 2018, based on updated information obtained in connection with the filing of our tax return and analysis of our net deferred tax asset both from the return and 2018 tax provisions, we finalized the tax analysis and recorded an additional $63 of expense, or a net increase in our tax provision for the year of $338 related to the Tax Act.
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
Earnings Per Share – Basic earnings per common share is net income or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable during the period, consisting of stock options outstanding under the Company’s stock incentive plans that have an exercise price that is less than the Company’s stock price on the reporting date.
Operating Segments—While our executive officers monitor the revenue streams of the various banking products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.
Recognition of a prior period error—In April 2019 the Company determined that certain state franchise returns had not ever been filed. The franchise liability calculation is primarily based on the Company’s equity. The initial franchise return should have been filed in 2006 when the Company went public. Additionally, with the Company’s 2018 capital raise, an additional franchise liability should have been recorded in fiscal 2018. The Company should have recorded a $140 pre-tax charge related to 2006 initial public offering in fiscal year ended September 30, 2006 and a $160 pre-tax charge related to 2018 capital raise in fiscal year ended September 30, 2018. The correction of these prior period errors to record both the 2006 and 2018 franchise liability totaling $300, was recorded during the three months ended March 31, 2019. The impact on results of operations for the three months ended March 31, 2019 and the six months ended June 30, 2019, were as follows: pre-tax income was understated by $300, tax expense was overstated by $81 and net income was understated by $219 or $0.02 per share. For the fiscal year ended September 30, 2018, pre-tax income was overstated by $160, tax expense was understated by $44 and net income was overstated by $116 or $0.02 per share. Management of the Company evaluated these prior period errors under the accounting guidance FASB ASC 250, Accounting Changes and Error Corrections and concluded that the effect of these errors will be immaterial to the Company’s estimated annual results and consolidated financial statements for the year ending December 31, 2019 and were also immaterial to the fiscal year ended September 30, 2018 consolidated financial statements.
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

The Company leased (1) 9 branch locations, (2) its corporate offices (3) 1 production office and (4) office equipment under operating leases that resulted in the recognition of right-of-use assets and corresponding lease liabilities of approximately $5,000 on the consolidated balance sheet under Topic 842. Adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations. Management adopted the guidance on January 1, 2019, and elected certain practical expedients offered by the FASB, including foregoing the restatement of comparative periods upon adoption. Management also excluded short-term leases from the recognition of right-of-use asset and lease liabilities. Additionally, the Company elected the transition relief allowed by FASB in foregoing reassessment of the following: whether any existing contracts were or contained leases, the classification of existing leases, and the determination of initial direct costs for existing leases. As of September 30, 2019, the Company leases (1) 6 branch locations, (2) its corporate offices (3) 1 production office and (4) office equipment under operating leases. See Note 6 for additional detail.

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
ASU 2016-13; Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments--The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. On July 17, 2019, the FASB proposed delaying the effective date for ASU 2016-13 for smaller reporting companies. This proposal was approved on October 18, 2019, resulting in ASU 2016-13 becoming effective in the first quarter of 2023 for the Company. Earlier adoption is permitted; however, the Company does not currently plan to adopt the ASU early. Management is assessing alternative loss estimation methodologies and the Company’s data and system needs in order to evaluate the impact that adoption of this standard will have on the Company’s financial condition and results of operations. The Company anticipates recording the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which will be January 1, 2023.

NOTE 2 – ACQUISITION

F. & M. Bancorp. of Tomah, Inc.

On July 1, 2019 the Company completed its previously announced acquisition of F. & M. Bancorp. of Tomah, Inc. (“F&M”) pursuant to the merger agreement. In connection with the acquisition, the Company merged Farmers & Merchants Bank with and into the Bank, with the Bank surviving the merger.

Under the terms of the merger agreement, each issued and outstanding share of F&M common stock, $0.25 par value, other than F&M common stock held by dissenting shareholders, or shares of F&M common stock held by F&M as treasury stock or owned by the Company, was converted into the right to receive, without interest (i) $94.92 in cash, (ii) 1.3350 shares of Citizens common stock, and (iii) cash in lieu of fractional shares. The value of the aggregate consideration paid to F&M shareholders was approximately $24 million.

The merger added $192.3 million in assets, gross loans of $130.3 million and $148.5 million in deposits. Based on preliminary estimates, $367 of goodwill and $1.6 million of a core deposit intangible asset was created at September 30, 2019. We expect our analysis to be final at December 31, 2019. The goodwill is not deductible for tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.

In connection with the F&M acquisition, we incurred expenses related to (1) accounting, legal and other professional services, (2) contract termination costs, and (3) other costs of integrating and conforming acquired operations with and into the Company. These merger-related expenses, that were expensed as incurred, amounted to $2,575 for the three months ended September 30, 2019 and $3,086 for the nine months ended September 30, 2019, and were included in non-interest expense on the consolidated statement of operations.

The acquisition of the net assets of F&M constitutes a business combination as defined by FASB ASC Topic 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed are presented at their fair values at acquisition date. Fair values were determined based on the requirements of FASB ASC Topic 820, “Fair Value Measurements.” In many cases, the determination of these fair values required management to make estimates regarding discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change for a period up to 12 months after the acquisition date. Management engaged third-party valuation specialists to assist in determining such values. The preliminary results of the fair value evaluation generated goodwill and intangible assets as noted above.

The following pro forma financial information for the periods presented reflects our estimated consolidated pro forma results of operations as if the F&M acquisition occurred on January 1, 2019, not considering potential cost savings and other business synergies we expect to receive as a result of the acquisition:

Nine Months Ended September 30, 2019	(1) Citizens Community Bancorp, Inc.	(2) F&M	(3) Pro Forma Adjustments	Pro Forma Combined
Revenue (net interest income and non-interest income)	$42,929	$4,918	$(299)	$47,548
Net income attributable to common stockholders	$6,294	$1,007	$(321)	$6,980
Earnings per share--basic	$0.57			$0.63
Earnings per share-diluted	$0.57			$0.63
(1) Revenue and net income attributable to common stockholders for Citizens Community Bancorp, Inc. are for the consolidated entity through September 30, 2019 which includes the results of operations of F&M for the time period July 1, 2019 through September 30, 2019.
(2) Revenue and net income attributable to common stockholders for F&M includes the results of operations of F&M for the time period January 1, 2019 through June 30, 2019.

(3) Pro-forma adjustments are for the time period January 1, 2019 through June 30, 2019 and include:
•Six month adjustment to record accretion of loan discount ($814) on a straight line basis over approximately six years
•Six month adjustment to record amortization of the deposit premium on a straight line basis over the estimated lives of the underlying deposits ranging from seven months to approximately twenty months
•Six month adjustment to record amortization of the FHLB borrowings premium on a straight line basis over the estimated lives of the underlying advances ranging from four months up to approximately thirty-three months
•Six month adjustment to record interest expense on funds borrowed to fund the acquisition of Tomah.

These pro forma adjustments reflect (1) additional depreciation and amortization expense related to, and associated tax effects of, the purchase accounting adjustments made to record various items at fair value and (2) elimination of acquisition related costs incurred.

The revenue and earnings of F&M since the acquisition date of July 1, 2019 are presented below:

Three Months Ended September 30, 2019	F&M
Revenue (net interest income and non-interest income)	$1,433
Net income attributable to common stockholders	$402

The following table summarizes the preliminary amounts recorded on the consolidated balance sheet as of the acquisition date in conjunction with the acquisition discussed above:

F&M

Fair value of consideration paid	$23,894

Fair value of identifiable assets acquired:
Cash and cash equivalents	15,757
Other interest bearing deposits	992
Securities available for sale “AFS”	37,069
Other investments	2,413
Loans receivable, net	126,562
Office properties and equipment, net	2,654
Core deposit intangible	1,582
Cash value of life insurance	4,719
Other assets	1,503
Total identifiable assets acquired	$193,251

Fair value of liabilities assumed:
Deposits	$148,637
Other borrowings	20,122
Other liabilities	965
Total liabilities assumed	169,724
Fair value of net identifiable assets acquired	23,527
Goodwill recognized	$367

NOTE 3 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of September 30, 2019 and December 31, 2018, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
U.S. government agency obligations	$53,405	$184	$211	$53,378
Obligations of states and political subdivisions	27,648	301	12	27,937
Mortgage-backed securities	54,979	741	62	55,658
Corporate debt securities	18,793	131	90	18,834
Corporate asset based securities	27,756	—	607	27,149
Total available for sale securities	$182,581	$1,357	$982	$182,956

December 31, 2018
U.S. government agency obligations	$46,215	$13	$930	$45,298
Obligations of states and political subdivisions	35,162	22	456	34,728
Mortgage-backed securities	42,279	10	939	41,350
Agency Securities	104	49	5	148
Corporate debt securities	6,577	—	272	6,305
Corporate asset based securities	18,928	8	40	18,896
Total available for sale securities	$149,265	$102	$2,642	$146,725

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
Obligations of states and political subdivisions	$980	$2	$—	$982
Mortgage-backed securities	2,685	103	—	2,788
Total held to maturity securities	$3,665	$105	$—	$3,770

December 31, 2018
Obligations of states and political subdivisions	$1,701	$—	$3	$1,698
Mortgage-backed securities	3,149	42	17	3,174
Total held to maturity securities	$4,850	$42	$20	$4,872
As of September 30, 2019, the Bank has pledged U.S. Government Agency securities with a market value of $5,974 and mortgage-backed securities with a market value of $13,710 as collateral against specific municipal deposits. At September 30, 2019, the Bank has pledged U.S. Government Agency securities with a market value of $1,703 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of September 30, 2019, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2019, the Bank also has mortgage backed securities with a carrying value of $760 pledged as collateral to the Federal Home Loan Bank of Des Moines.

The estimated fair value of securities at September 30, 2019 and December 31, 2018, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	September 30, 2019		December 31, 2018
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,984	$3,986	$2,177	$2,172
Due after one year through five years	19,572	19,806	22,296	22,043
Due after five years through ten years	40,350	40,437	43,014	42,081
Due after ten years	63,696	63,069	39,395	38,931
Total securities with contractual maturities	$127,602	$127,298	$106,882	$105,227
Mortgage backed securities	54,979	55,658	42,279	41,350
Securities without contractual maturities	—	—	104	148
Total available for sale securities	$182,581	$182,956	$149,265	$146,725

	September 30, 2019		December 31, 2018
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$680	$680	$680	$679
Due after one year through five years	300	302	1,021	1,020
Total securities with contractual maturities	$980	$982	$1,701	$1,699
Mortgage backed securities	2,685	2,788	3,149	3,173
Total held to maturity securities	$3,665	$3,770	$4,850	$4,872

Securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2019
U.S. government agency obligations	$10,815	$51	$10,694	$160	$21,509	$211
Obligations of states and political subdivisions	4,118	4	737	8	4,855	12
Mortgage backed securities	2,380	4	6,216	57	8,596	61
Corporate debt securities	1,993	7	1,417	84	3,410	91
Corporate asset based securities	17,372	357	9,777	250	27,149	607
Total	$36,678	$423	$28,841	$559	$65,519	$982
December 31, 2018
U.S. government agency obligations	$25,061	$165	$19,755	$765	$44,816	$930
Obligations of states and political subdivisions	5,807	28	24,124	428	29,931	456
Mortgage backed securities	3,518	9	31,040	930	34,558	939
Agency securities	28	5	—	—	28	5
Corporate debt securities	1,233	17	5,071	255	6,304	272
Corporate asset based securities	10,142	40	—	—	10,142	40
Total	$45,789	$264	$79,990	$2,378	$125,779	$2,642

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2019
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
December 31, 2018
Obligations of states and political subdivisions	$1,290	$1	$409	$2	$1,699	$3
Mortgage-backed securities	1,238	3	1,319	14	2,557	17
Total	$2,528	$4	$1,728	$16	$4,256	$20

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS
Portfolio Segments:
Residential real estate loans are collateralized by primary and secondary positions on real estate and are underwritten primarily based on borrower’s documented income, credit scores, and collateral values. Under consumer home equity loan guidelines, the borrower will be approved for a loan based on a percentage of their home’s appraised value less the balance owed on the existing first mortgage. Credit risk is minimized within the residential real estate portfolio as relatively small loan amounts are spread across many individual borrowers. Management evaluates trends in past due loans and current economic factors such as the housing price index on a regular basis.
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
Consumer non-real estate loans are comprised of originated indirect paper loans secured primarily by boats and recreational vehicles, purchased indirect paper loans secured primarily by household goods and other consumer loans secured primarily by automobiles and other personal assets. The Bank ceased new originations of these types of loans in early fiscal 2017. Consumer loans underwriting terms often depend on the collateral type, debt to income ratio and the borrower’s creditworthiness as evidenced by their credit score. Collateral value alone may not provide an adequate source of repayment of the outstanding loan balance in the event of a consumer non-real estate default. This shortage is a result of the greater likelihood of damage, loss and depreciation for consumer based collateral.
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
1 through 4 - Pass. A “Pass” loan means that the condition of the borrower and the performance of the loan is satisfactory or better.
5 - Watch. A “Watch” loan has clearly identifiable developing weaknesses that deserve additional attention from management. Weaknesses that are not corrected or mitigated, may jeopardize the ability of the borrower to repay the loan in the future.
6 - Special Mention. A “Special Mention” loan has one or more potential weakness that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position in the future.
7 - Substandard. A “Substandard” loan is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Assets classified as substandard must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
8 - Doubtful. A “Doubtful” loan has all the weaknesses inherent in a Substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.
9 - Loss. Loans classified as “Loss” are considered uncollectible, and their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, and a partial recovery may occur in the future.

Below is a summary of originated and acquired loans by type and risk rating as of September 30, 2019:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$110,440	$53	$4,014	$—	$—	$114,507
Purchased HELOC loans	10,120	—	—	—	—	10,120
Commercial/Agricultural real estate:
Commercial real estate	243,656	—	1,153	—	—	244,809
Agricultural real estate	32,278	112	2,137	—	—	34,527
Multi-family real estate	69,556	—	—	—	—	69,556
Construction and land development	48,841	—	3,478	—	—	52,319
Consumer non-real estate:
Originated indirect paper	42,623	—	271	—	—	42,894
Purchased indirect paper	—	—	—	—	—	—
Other Consumer	15,657	—	61	—	—	15,718
Commercial/Agricultural non-real estate:
Commercial non-real estate	76,555	866	3,520	—	—	80,941
Agricultural non-real estate	20,740	507	810	—	—	22,057
Total originated loans	$670,466	$1,538	$15,444	$—	$—	$687,448
Acquired Loans:
Residential real estate:
One to four family	$70,584	$450	$2,529	$—	$—	$73,563
Commercial/Agricultural real estate:
Commercial real estate	204,056	6,729	9,452	—	—	220,237
Agricultural real estate	46,308	3,010	5,596	—	—	54,914
Multi-family real estate	16,427	—	1,775	—	—	18,202
Construction and land development	12,434	—	797	—	—	13,231
Consumer non-real estate:
Other Consumer	3,038	—	14	—	—	3,052
Commercial/Agricultural non-real estate:
Commercial non-real estate	43,492	1,101	1,698	—	—	46,291
Agricultural non-real estate	16,417	131	1,222	—	—	17,770
Total acquired loans	$412,756	$11,421	$23,083	$—	$—	$447,260
Total Loans:
Residential real estate:
One to four family	$181,024	$503	$6,543	$—	$—	$188,070
Purchased HELOC loans	10,120	—	—	—	—	10,120
Commercial/Agricultural real estate:
Commercial real estate	447,712	6,729	10,605	—	—	465,046
Agricultural real estate	78,586	3,122	7,733	—	—	89,441
Multi-family real estate	85,983	—	1,775	—	—	87,758
Construction and land development	61,275	—	4,275	—	—	65,550
Consumer non-real estate:
Originated indirect paper	42,623	—	271	—	—	42,894
Purchased indirect paper	—	—	—	—	—	—
Other Consumer	18,695	—	75	—	—	18,770
Commercial/Agricultural non-real estate:
Commercial non-real estate	120,047	1,967	5,218	—	—	127,232
Agricultural non-real estate	37,157	638	2,032	—	—	39,827
Gross loans	$1,083,222	$12,959	$38,527	$—	$—	$1,134,708
Less:
Unearned net deferred fees and costs and loans in process						(158)
Unamortized discount on acquired loans						(10,172)
Allowance for loan losses						(9,177)
Loans receivable, net						$1,115,201

Below is a summary of originated loans by type and risk rating as of December 31, 2018:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Residential real estate:
One to four family	$118,461	$165	$2,427	$—	$—	$121,053
Purchased HELOC loans	12,883	—	—	—	—	12,883
Commercial/Agricultural real estate:
Commercial real estate	200,226	197	452	—	—	200,875
Agricultural real estate	27,581	987	1,021	—	—	29,589
Multi-family real estate	61,574	—	—	—	—	61,574
Construction and land development	15,812	—	—	—	—	15,812
Consumer non-real estate:
Originated indirect paper	56,371	—	214	—	—	56,585
Purchased indirect paper	15,006	—	—	—	—	15,006
Other Consumer	15,515	—	38	—	—	15,553
Commercial/Agricultural non-real estate:
Commercial non-real estate	73,412	106	—	—	—	73,518
Agricultural non-real estate	16,494	205	642	—	—	17,341
Total originated loans	$613,335	$1,660	$4,794	$—	$—	$619,789
Acquired Loans:
Residential real estate:
One to four family	$84,281	$2,657	$1,935	$—	$—	$88,873
Commercial/Agricultural real estate:
Commercial real estate	145,674	5,808	5,602	—	—	157,084
Agricultural real estate	50,215	—	6,211	—	—	56,426
Multi-family real estate	7,661	—	165	—	—	7,826
Construction and land development	6,288	183	408	—	—	6,879
Consumer non-real estate:
Other Consumer	4,639	—	22	—	—	4,661
Commercial/Agricultural non-real estate:
Commercial non-real estate	35,221	1,338	2,350	—	—	38,909
Agricultural non-real estate	16,644	50	2,292	—	—	18,986
Total acquired loans	$350,623	$10,036	$18,985	$—	$—	$379,644
Total Loans:
Residential real estate:
One to four family	$202,742	$2,822	$4,362	$—	$—	$209,926
Purchased HELOC loans	12,883	—	—	—	—	12,883
Commercial/Agricultural real estate:				—	—
Commercial real estate	345,900	6,005	6,054	—	—	357,959
Agricultural real estate	77,796	987	7,232	—	—	86,015
Multi-family real estate	69,235	—	165	—	—	69,400
Construction and land development	22,100	183	408	—	—	22,691
Consumer non-real estate:				—	—
Originated indirect paper	56,371	—	214	—	—	56,585
Purchased indirect paper	15,006	—	—	—	—	15,006
Other Consumer	20,154	—	60	—	—	20,214
Commercial/Agricultural non-real estate:				—	—
Commercial non-real estate	108,633	1,444	2,350	—	—	112,427
Agricultural non-real estate	33,138	255	2,934	—	—	36,327
Gross loans	$963,958	$11,696	$23,779	$—	$—	$999,433
Less:
Unearned net deferred fees and costs and loans in process						409
Unamortized discount on acquired loans						(7,286)
Allowance for loan losses						(7,604)
Loans receivable, net						$984,952

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Nine months ended September 30, 2019
Allowance for Loan Losses:
Beginning balance, January 1, 2019	$1,048	$4,019	$641	$1,258	$214	$7,180
Charge-offs	(119)	(225)	(142)	—	—	(486)
Recoveries	—	—	53	—	—	53
Provision	115	1,516	20	315	—	1,966
Allowance allocation adjustment	(39)	(19)	(75)	27	87	(19)
Total allowance on originated loans	1,005	5,291	497	1,600	301	8,694
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2019	205	183	65	32	(61)	424
Charge-offs	(105)	—	(29)	—	—	(134)
Recoveries	2	3	10	—	—	15
Provision	94	30	35	—	—	159
Allowance allocation adjustment	(26)	(45)	(26)	55	61	19
Total allowance on other acquired loans	170	171	55	87	—	483
Total Allowance on acquired loans	170	171	55	87	—	483
Ending balance, September 30, 2019	$1,175	$5,462	$552	$1,687	$301	$9,177
Allowance for Loan Losses at September 30, 2019:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$191	$205	$15	$252	$—	$663
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$984	$5,257	$537	$1,435	$301	$8,514
Loans Receivable as of September 30, 2019:						—
Ending balance of originated loans	$124,627	$401,211	$58,612	$102,998	$—	$687,448
Ending balance of purchased credit-impaired loans	2,273	33,840	—	5,320	—	41,433
Ending balance of other acquired loans	71,290	272,744	3,052	58,741	—	405,827
Ending balance of loans	$198,190	$707,795	$61,664	$167,059	$—	$1,134,708
Ending balance: individually evaluated for impairment	$8,626	$16,458	$419	$7,215	$—	$32,718
Ending balance: collectively evaluated for impairment	$189,564	$691,337	$61,245	$159,844	$—	$1,101,990

	Residential Real Estate	Commercial/Agriculture Real Estate	Consumer Non-real Estate	Commercial/Agricultural Non-real Estate	Unallocated	Total
Nine months ended September 30, 2018
Allowance for Loan Losses:
Beginning balance, January 1, 2018	$1,439	$2,604	$910	$880	$26	$5,859
Charge-offs	(72)	—	(116)	(52)	—	(240)
Recoveries	32	—	95	12	—	139
Provision	—	680	60	230	—	970
Allowance allocation adjustment	(364)	(8)	(285)	(30)	256	(431)
Total Allowance on originated loans	$1,035	$3,276	$664	$1,040	$282	$6,297
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2018	—	—	—	—	—	—
Charge-offs	(106)	(73)	(70)	—	—	(249)
Recoveries	34	—	5	—	—	39
Provision	70	120	25	15	—	230
Allowance allocation adjustment	171	121	125	14	—	431
Total Allowance on other acquired loans	169	168	85	29	—	451
Total Allowance on acquired loans	169	168	85	29	—	451
Ending balance, September 30, 2018	1,204	3,444	749	1,069	282	6,748
Allowance for Loan Losses at September 30, 2018:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$97	$23	$39	$43	$—	$202
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$1,107	$3,421	$710	$1,026	$282	$6,546
Loans Receivable as of September 30, 2018:
Ending balance of originated loans	$136,526	$254,751	$94,236	$79,710	$—	$565,223
Ending balance of purchased credit-impaired loans	450	7,173	645	739	—	9,007
Ending balance of other acquired loans	72,805	91,096	2,208	22,354	—	188,463
Ending balance of loans	$209,781	$353,020	$97,089	$102,803	$—	$762,693
Ending balance: individually evaluated for impairment	$8,198	$10,894	$393	$2,894	$—	$22,379
Ending balance: collectively evaluated for impairment	$201,583	$342,126	$96,696	$99,909	$—	$740,314

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Residential Real Estate		Commercial/Agriculture Real Estate Loans		Consumer non-Real Estate		Commercial/Agriculture non-Real Estate		Totals
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Performing loans
Performing TDR loans	$2,876	$3,319	$3,574	$2,209	$74	$99	$452	$428	$6,976	$6,055
Performing loans other	191,990	216,636	691,706	531,030	61,369	91,373	162,546	146,249	1,107,611	985,288
Total performing loans	194,866	219,955	695,280	533,239	61,443	91,472	162,998	146,677	1,114,587	991,343

Nonperforming loans (1)
Nonperforming TDR loans	562	785	2,343	577	—	—	1,914	1,305	4,819	2,667
Nonperforming loans other	2,762	2,069	10,172	2,249	221	334	2,147	771	15,302	5,423
Total nonperforming loans	3,324	2,854	12,515	2,826	221	334	4,061	2,076	20,121	8,090
Total loans	$198,190	$222,809	$707,795	$536,065	$61,664	$91,806	$167,059	$148,753	$1,134,708	$999,433

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s residential real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of September 30, 2019 and December 31, 2018, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
September 30, 2019
Residential real estate:
One to four family	$3,608	$1,016	$1,069	$5,693	$2,255	$7,948	$180,122	$188,070
Purchased HELOC loans	466	338	—	804	—	804	9,316	10,120
Commercial/Agricultural real estate:
Commercial real estate	389	68	—	457	4,808	5,265	459,781	465,046
Agricultural real estate	1,853	81	—	1,934	6,191	8,125	81,316	89,441
Multi-family real estate	—	—	—	—	1,471	1,471	86,287	87,758
Construction and land development	—	—	—	—	45	45	65,505	65,550
Consumer non-real estate:
Originated indirect paper	250	25	16	291	165	456	42,438	42,894
Purchased indirect paper	—	—	—	—	—	—	—	—
Other Consumer	75	44	14	133	26	159	18,611	18,770
Commercial/Agricultural non-real estate:
Commercial non-real estate	957	80	—	1,037	2,072	3,109	124,123	127,232
Agricultural non-real estate	1,656	141	—	1,797	1,989	3,786	36,041	39,827
Total	$9,254	$1,793	$1,099	$12,146	$19,022	$31,168	$1,103,540	$1,134,708
December 31, 2018
Residential real estate:
One to four family	$2,784	$861	$471	$4,116	$2,331	$6,447	$203,479	$209,926
Purchased HELOC loans	820	572	51	1,443	—	1,443	11,440	12,883
Commercial/Agricultural real estate:
Commercial real estate	1,060	872	—	1,932	745	2,677	355,282	357,959
Agricultural real estate	1,360	—	—	1,360	2,019	3,379	82,636	86,015
Multi-family real estate	—	—	—	—	—	—	69,400	69,400
Construction and land development	526	175	—	701	63	764	21,927	22,691
Consumer non-real estate:
Originated indirect paper	272	167	45	484	106	590	55,995	56,585
Purchased indirect paper	340	200	157	697	—	697	14,309	15,006
Other Consumer	179	98	12	289	14	303	19,911	20,214
Commercial/Agricultural non-real estate:
Commercial non-real estate	399	70	—	469	1,314	1,783	110,644	112,427
Agricultural non-real estate	428	40	—	468	762	1,230	35,097	36,327
Total	$8,168	$3,055	$736	$11,959	$7,354	$19,313	$980,120	$999,433

At September 30, 2019, the Company has identified impaired loans of $67,414, consisting of $11,795 TDR loans, the carrying amount of purchased credit impaired loans of $34,696 and $20,924 of substandard non-TDR loans. The $67,414 total of impaired loans includes $6,976 of performing TDR loans. At December 31, 2018, the Company has identified impaired loans of $47,334, consisting of $8,722 TDR loans, the carrying amount of purchased credit impaired loans of $24,816 and $13,796 of substandard non-TDR loans. The $47,334 total of impaired loans includes $6,055 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis. A summary of the Company’s impaired loans as of September 30, 2019 and December 31, 2018 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2019
With No Related Allowance Recorded:
Residential real estate	$9,016	$9,016	$—	$8,945	$141
Commercial/agriculture real estate	43,907	43,907	—	36,379	721
Consumer non-real estate	358	358	—	292	7
Commercial/agricultural non-real estate	10,298	10,298	—	8,599	166
Total	$63,579	$63,579	$—	$54,214	$1,035
With An Allowance Recorded:
Residential real estate	$1,598	$1,598	$191	$1,465	$24
Commercial/agriculture real estate	1,634	1,634	205	1,307	—
Consumer non-real estate	62	62	15	104.5	—
Commercial/agricultural non-real estate	541	541	252	284	—
Total	$3,835	$3,835	$663	$3,160	$24
September 30, 2019 Totals:
Residential real estate	$10,614	$10,614	$191	$10,410	$165
Commercial/agriculture real estate	45,541	45,541	205	37,685	721
Consumer non-real estate	420	420	15	397	7
Commercial/agricultural non-real estate	10,839	10,839	252	8,883	166
Total	$67,414	$67,414	$663	$57,374	$1,059

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With No Related Allowance Recorded:
Residential real estate	$8,873	$8,873	$—	$7,915	$88
Commercial/agriculture real estate	28,850	28,850	—	19,673	304
Consumer non-real estate	226	226	—	226	4
Commercial/agricultural non-real estate	6,900	6,900	—	4,522	105
Total	$44,849	$44,849	$—	$32,336	$501
With An Allowance Recorded:
Residential real estate	$1,332	$1,332	$156	$1,280	$17
Commercial/agriculture real estate	979	979	25	820	—
Consumer non-real estate	147	147	37	154	1
Commercial/agricultural non-real estate	27	27	9	73	1
Total	$2,485	$2,485	$227	$2,327	$19
December 31, 2018 Totals:
Residential real estate	$10,205	$10,205	$156	$9,195	$105
Commercial/agriculture real estate	29,829	29,829	25	20,493	304
Consumer non-real estate	373	373	37	380	5
Commercial/agricultural non-real estate	6,927	6,927	9	4,595	106
Total	$47,334	$47,334	$227	$34,663	$520
Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 14 delinquent TDRs greater than 60 days past due with a recorded investment of $3,293 at September 30, 2019, compared to 7 such loans with a recorded investment of $1,211 at December 31, 2018.
Following is a summary of TDR loans by accrual status as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Troubled debt restructure loans:
Accrual status	$7,194	$6,055
Non-accrual status	4,601	2,667
Total	$11,795	$8,722
We committed to refinance two loans totaling $33 meeting our TDR criteria at September 30, 2019. There were unused lines of credit totaling $17 meeting our TDR criteria as of September 30, 2019.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the nine months ended September 30, 2019 and three months ended December 31, 2018:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Nine months ended September 30, 2019
TDRs:
Residential real estate	9	$431	$—	$171	$—	$602	$602	$—
Commercial/Agricultural real estate	14	2,005	78	1,215	—	3,298	3,298	—
Consumer non-real estate	1	2	—	—	—	2	2	—
Commercial/Agricultural non-real estate	7	165	364	469	—	998	998	—
Totals	31	$2,603	$442	$1,855	$—	$4,900	$4,900	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended December 31, 2018
TDRs:
Residential real estate	4	$240	$—	$—	$—	$240	$240	$—
Commercial/Agricultural real estate	2	—	581	—	21	602	602	—
Consumer non-real estate	—	—	—	—	—	—	—	—
Commercial/Agricultural non-real estate	1	24	—	—	—	24	24	—
Totals	7	$264	$581	$—	$21	$866	$866	$—
A summary of loans by loan segment modified in a troubled debt restructuring as of September 30, 2019 and December 31, 2018, was as follows:

	September 30, 2019		December 31, 2018
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	42	$3,438	41	$4,103
Commercial/Agricultural real estate	27	5,917	19	2,787
Consumer non-real estate	8	74	13	99
Commercial/Agricultural non-real estate	16	2,366	10	1,733
Total troubled debt restructurings	93	$11,795	83	$8,722

The following table provides information related to restructured loans that were considered in default as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Residential real estate	3	$344	7	$785
Commercial/Agricultural real estate	9	2,343	4	577
Consumer non-real estate	—	—	—	—
Commercial/Agricultural non-real estate	12	1,914	8	1,305
Total troubled debt restructurings	24	$4,601	19	$2,667
Included above are ten TDR loans that became in default during the three months ended September 30, 2019.
All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

September 30, 2019
Accountable for under ASC 310-30 (Purchased Credit Impaired “PCI” loans)
Outstanding balance	$41,433
Carrying amount	$34,696
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$405,827
Carrying amount	$402,392
Total acquired loans
Outstanding balance	$447,260
Carrying amount	$437,088
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

September 30, 2019
Balance at beginning of period, January 1, 2019	$3,163
Acquisitions	814
Reduction due to unexpected early payoffs	—
Reclass from non-accretable difference	80
Disposals/transfers	—
Accretion	(622)
Balance at end of period, September 30, 2019	$3,435
The following table reflects amounts for all acquired credit impaired and acquired performing loans acquired from F&M at acquisition:

	Acquired Credit Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Contractually required cash flows at acquisition	$18,355	$111,919	$130,274
Non-accretable difference (expected losses and foregone interest)	(2,898)	—	(2,898)
Cash flows expected to be collected at acquisition	15,457	111,919	127,376
Accretable yield	—	(814)	(814)
Fair value of acquired loans at acquisition	$15,457	111,105	$126,562
Our analysis of the acquired impaired and non-impaired F&M loan portfolio is ongoing and will be finalized at December31, 2019.

NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of September 30, 2019 and December 31, 2018 were $522,482 and $518,476, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. The current period valuation allowance is included as amortization of mortgage servicing rights in non-interest expense on the consolidated statement of operations.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $6,353 and $3,182, at September 30, 2019 and December 31, 2018, respectively. Mortgage servicing rights activity for the nine month period ended September 30, 2019 and three months ended December 31, 2018 were as follows:

	As of and for the Nine Months Ended	As of and for the Three Months Ended
	September 30, 2019	December 31, 2018
Balance at beginning of period	$4,486	$1,840
MSR asset acquired	—	2,721
Increase in MSR assets resulting from transfers of financial assets	581	100
Amortization during the period	(612)	(175)
Valuation allowance at end of period	(210)	—
Net book value at end of period	$4,245	$4,486
Fair value of MSR asset at end of period	$4,299	$5,214
Residential mortgage loans serviced for others	$522,482	$518,476
Net book value of MSR asset to loans serviced for others	0.81%	0.87%

NOTE 6 – LEASES
We have operating leases for our corporate offices (1), bank branch offices (6), other production offices (1) and certain office equipment. In May 2019, the bank acquired the previously leased Mankato, MN branch office and in August 2019, the bank acquired the previously leased Rice Lake, WI and Lake Hallie, WI branch offices, which are now included in Office properties and equipment on the consolidated balance sheet. Our leases have remaining lease terms of 1 to 8.75 years, some of which include options to extend the leases for up to 5 years. As of September 30, 2019, we have no additional lease commitments that have not yet commenced.

As of and for the nine months ended September 30, 2019
Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$665
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$158

Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$2,939
Operating lease liabilities	$2,994

Weighted average remaining lease term in years; operating leases	6.95
Weighted average discount rate; operating leases	3.07%
Cash obligations under lease contracts are as follows:

Fiscal years ending December 31,
2019	$150
2020	566
2021	423
2022	378
2023	327
Thereafter	1,150
Total	$2,994

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Advances from FHLB:
Fixed rates	$71,530	$43,000
Overnight borrowings	42,000	67,000
Total FHLB advances	113,530	110,000
Less: unamortized discount on acquired borrowings	$(64)	(187)
Net FHLB advances	113,466	$109,813

Other borrowings:
Senior notes:
Variable rate due in June 2031	$29,856	10,000
Subordinated notes:
6.75% due August 2027, variable rate commencing August 2022	15,000	15,000
Less: unamortized debt issuance costs	(311)	(353)
Total other borrowings	$44,545	$24,647

Totals	$158,011	$134,460
Federal Home Loan Bank Advances and Irrevocable Standby Letters of Credit
The bank had an outstanding balance of $42,000 with a rate of 2.04% on the FHLB overnight borrowings at September 30, 2019. Short-term fixed rate advances of $8,500 mature on various dates through September 30, 2020. These five short-term FHLB advances were acquired as a result of the F&M acquisition, at a weighted average rate 2.21% and a weighted average maturity of 5 months.
The Bank acquired six additional FHLB notes totaling $9,530 as a result of the F&M acquisition that mature on various dates through 2024 with a weighted average rate of 2.02% and weighted average maturity of 30 months. The Bank acquired one $11,000 long-term FHLB note as a result of the United Bank acquisition, with a 2.45% rate and February 1, 2022 maturity date.
During the three months ended June 30, 2019, the Bank entered into a $10,000 FHLB note with a 10-year maturity, callable quarterly, at a fixed interest rate of 1.05%. During the three months ended September 30, 2019, the Bank entered into five additional FHLB notes totaling $32,500 with a 10-year maturity, callable quarterly, at a fixed weighted average interest rate of 1.04%. Each Federal Home Loan Bank advance is payable at the maturity date, with a prepayment penalty for fixed rate advances. The FHLB variable rate open line of credit and fixed rate advances are secured by $670,863 of real estate and commercial and industrial loans.
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $145,464 and $87,359 at September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019, the Bank’s available and unused portion of this borrowing arrangement was approximately $153,949 compared to $178,620 as of December 31, 2018.
Maximum month-end amounts outstanding under this borrowing agreement were $150,839 and $109,813 during the nine months ended September 30, 2019 and the three months ended December 31, 2018, respectively.
Senior Notes and Revolving Line of Credit
On August 1, 2018, the Company entered into a credit agreement, consisting of a $10,000 term note and a $7,500 revolving note. On June 26, 2019, the Company entered into a credit agreement consisting of a $29,856 term note and a $5,000 revolving note. This term note included the refinancing of $10,074 in existing debt and matures on June 26, 2031. This revolving note became effective on August 1, 2019, at which time it replaced the Company’s existing revolving loan arrangement, and it matures on August 1, 2020. These credit agreements bear interest at variable interest rates based on the U.S. Prime Rate, and are payable in accordance with the terms of the credit agreement. The contractual interest rate for the term note ranged from 4.25% to 4.75% during the three and nine months ended September 30, 2019. At September 30, 2019, there were no borrowings outstanding on the revolving note.
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
Debt Issuance Costs
The unamortized amount of debt issuance costs was $311 and $353 at September 30, 2019 and December 31, 2018, respectively. These debt issuance costs are included in other borrowings on the consolidated balance sheet.
Maturities of FHLB advances and other borrowings are as follows:

Fiscal years ending December 31,
2019	$46,000
2020	5,500
2021	4,000
2022	14,936
2023	—
Thereafter	87,575
$158,011

NOTE 8—CAPITAL MATTERS
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2019, the Bank and Company were categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.

The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2019 and December 31, 2018, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2019
Total capital (to risk weighted assets)	$157,069,000	13.5%	$92,966,000	> =	8.0%	$116,208,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	147,892,000	12.7%	69,725,000	> =	6.0%	92,966,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	147,892,000	12.7%	52,293,000	> =	4.5%	75,535,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	147,892,000	10.2%	57,777,000	> =	4.0%	72,221,000	> =	5.0%
As of December 31, 2018
Total capital (to risk weighted assets)	$126,440,000	12.7%	$79,651,000	> =	8.0%	$99,563,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	118,836,000	11.9%	59,738,000	> =	6.0%	79,651,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	118,836,000	11.9%	44,804,000	> =	4.5%	64,716,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	118,836,000	9.7%	48,976,000	> =	4.0%	61,220,000	> =	5.0%
The Company’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2019 and December 31, 2018, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2019
Total capital (to risk weighted assets)	$132,094,000	11.4%	$92,966,000	> =	8.0%	$116,208,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	107,917,000	9.3%	69,725,000	> =	6.0%	92,966,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	107,917,000	9.3%	52,293,000	> =	4.5%	75,535,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	107,917,000	7.5%	57,777,000	> =	4.0%	72,221,000	> =	5.0%
As of December 31, 2018
Total capital (to risk weighted assets)	$123,657,000	12.4%	$79,651,000	> =	8.0%	$99,563,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	101,053,000	10.2%	59,738,000	> =	6.0%	79,651,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	101,053,000	10.2%	44,804,000	> =	4.5%	64,716,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	101,053,000	8.3%	48,976,000	> =	4.0%	61,220,000	> =	5.0%

NOTE 9 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan. This plan provides for the grant of up to 113,910 shares of the Company’s common stock to eligible participants under this plan. As of September 30, 2019, 113,910 restricted shares under this plan were granted. In February 2005, the Company’s stockholders also approved the Company’s 2004 Stock Option and Incentive Plan. This plan provides for the grant of nonqualified and incentive stock options and stock appreciation rights to eligible participants under the plan. The plan provides for the grant of awards for up to 284,778 shares of the Company’s common stock. At September 30, 2019, 284,778 options had been granted under this plan to eligible participants. This plan was terminated on January 18, 2018.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2008 Equity Incentive Plan is 597,605 shares. Under this Plan, the Compensation Committee may grant stock options and stock appreciation rights that, upon exercise, result in the issuance of 426,860 shares of the Company’s common stock. The Committee may also grant shares of restricted stock and restricted stock units for an aggregate of 170,745 shares of Company common stock under this plan. As of September 30, 2019, 89,183 restricted shares under this plan were granted. As of September 30, 2019, 181,000 options had been granted to eligible participants. As of January 18, 2018, no new awards will be granted under the 2008 Equity Incentive Plan.
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
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of September 30, 2019, 54,068 restricted shares had been granted under this plan. As of September 30, 2019, no stock options had been granted under this plan.
Compensation expense related to restricted stock awards from these plans was $127 and $370 for the three and nine months ended September 30, 2019, compared to $94 and $255 for the three and nine months ended September 30, 2018.
Restricted Common Stock Award

	September 30, 2019		December 31, 2018
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,407	$13.24	52,172	$13.29
Granted	12,847	11.50	27,514	13.15
Vested	(14,979)	12.69	(4,279)	13.30
Forfeited	(8,916)	13.41	—	—
Unvested and outstanding at end of year	64,359	$12.85	75,407	$13.24
The Company accounts for stock-based employee compensation related to the Company’s 2004 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to these plans for the three and nine month periods ended September 30, 2019 was $5 and $14. The compensation cost recognized for stock-based employee compensation related to these plans for the three and nine month periods ended September 30, 2018, was $6 and $6.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
September 30, 2019
Outstanding at beginning of year	108,930	$10.15
Granted	—	—
Exercised	(28,430)	7.12
Forfeited or expired	(1,000)	13.76
Outstanding at end of year	79,500	$11.19	6.81
Exercisable at end of year	43,100	$10.62	6.5	$19
Fully vested and expected to vest	79,500	$11.19	6.81	$(9)
December 31, 2018
Outstanding at beginning of year	121,670	$9.82
Granted	—	—
Exercised	(12,740)	7.04
Forfeited or expired	—	—
Outstanding at end of year	108,930	$10.15	5.82
Exercisable at end of year	56,230	$8.83	4.01	$116
Fully vested and expected to vest	108,930	$10.15	5.82	$82
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan for the respective periods follows:

	Nine months ended September 30, 2019	Three months ended December 31, 2018
Intrinsic value of options exercised	$130	$81
Cash received from options exercised	$203	$90
Tax benefit realized from options exercised	$—	$—

NOTE 10 – FAIR VALUE ACCOUNTING
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
Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Investment securities:
U.S. government agency obligations	$53,378	$—	$53,378	$—
Obligations of states and political subdivisions	27,937	—	27,937	—
Mortgage-backed securities	55,658	—	55,658	—
Agency Securities	—	—	—	—
Corporate debt securities	18,834	—	18,834	—
Corporate asset based securities	27,149	—	27,149	—
Total	$182,956	$—	$182,956	$—
December 31, 2018
Investment securities:
U.S. government agency obligations	$45,298	$—	$45,298	$—
Obligations of states and political subdivisions	34,728	—	34,728	—
Mortgage-backed securities	41,350	—	41,350	—
Agency securities	148	—	148	—
Corporate debt securities	6,305	—	6,305	—
Total	$146,725	$—	$146,725	$—

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Foreclosed and repossessed assets, net	$1,373	$—	$—	$1,373
Impaired loans with allocated allowances	3,835	—	—	3,835
Mortgage servicing rights	4,299	—	—	4,299
Total	$9,507	$—	$—	$9,507
December 31, 2018
Foreclosed and repossessed assets, net	$2,570	$—	$—	$2,570
Impaired loans with allocated allowances	2,485	—	—	2,485
Mortgage servicing rights	5,214	—	—	5,214
Total	$10,269	$—	$—	$10,269

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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
September 30, 2019.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
September 30, 2019
Foreclosed and repossessed assets, net	$1,373	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$3,835	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$4,299	Discounted cash flows	Discounted rates	9.5% - 12.5%
December 31, 2018
Foreclosed and repossessed assets, net	$2,570	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,485	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$5,214	Discounted cash flows	Discounted rates	9.5% - 12.5%
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
Other Investments
The carrying amount of Federal Reserve Bank, Bankers Bank, Federal Agricultural Mortgage Corporation, and FHLB stock is a reasonably accepted fair value estimate given their restricted nature. Fair value is the redeemable (carrying) value based on the redemption provisions of the instruments which is considered a level 2 measurement.

Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN, WFC, United Bank and F&M acquisitions approximates the fair value of the loans at September 30, 2019. The fair value of loans is considered to be a level 3 measurement.
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
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is the amount payable on demand at the reporting date and represents a level 1 measurement. The fair value of fixed rate certificate accounts is calculated by using discounted cash flows applying interest rates currently being offered on similar certificates and represents a level 3 measurement. The net carrying value of acquired fixed rate certificate accounts approximates the fair value of the certificates at September 30, 2019 and represents a level 3 measurement.
Federal Home Loan Bank (“FHLB”) Advances
The fair value of long-term borrowed funds is estimated using discounted cash flows based on the Bank’s current incremental borrowing rates for similar borrowing arrangements. The carrying value of short-term borrowed funds approximates their fair value and represents a level 2 measurement.
Off-Balance Sheet Instruments
The fair value of off-balance sheet commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the customers. Since this amount is immaterial to the Company’s consolidated financial statements, no amount for fair value is presented. The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		September 30, 2019		December 31, 2018
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$52,276	$52,276	$45,778	$45,778
Other interest-bearing deposits	(Level II)	5,245	5,290	7,460	6,704
Securities available for sale “AFS”	See above	182,956	182,956	146,725	146,725
Securities held to maturity “HTM”	(Level II)	3,665	3,770	4,850	4,872
Other investments	(Level II)	12,863	12,863	11,261	11,261
Loans receivable, net	(Level III)	1,115,201	1,112,305	984,952	988,072
Loans held for sale	(Level II)	3,262	3,262	1,927	1,927
Mortgage servicing rights	(Level III)	4,245	4,299	4,486	5,214
Accrued interest receivable	(Level 1)	4,993	4,993	4,307	4,307
Financial liabilities:
Deposits	(Level III)	$1,161,750	$1,158,415	$1,007,512	$1,005,488
FHLB advances	(Level II)	113,466	114,226	109,813	109,665
Other borrowings	(Level I)	44,545	44,545	24,647	24,647
Other liabilities	(Level I)	7,112	7,112	7,359	7,359
Accrued interest payable	(Level II)	462	462	406	406

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the nine months ended September 30, 2019 and 2018:

	2019			2018
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	$2,826	$(777)	$2,049	$(2,479)	$726	$(1,753)
Reclassification adjustment for gains (losses) included in net income	151	(42)	109	(17)	4	(13)
Reclassification of certain deferred tax effects (1)	—	—	—	(137)	—	(137)
Adoption of ASU 2016-01; Equity securities	(62)	17	(45)	—	—	—
Other comprehensive income (loss)	$2,915	$(802)	$2,113	$(2,633)	$730	$(1,903)
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 1.
The changes in the accumulated balances for each component of other comprehensive income (loss) for the three months ended December 31, 2018 and the nine months ended September 30, 2019 were as follows:

	Unrealized Gains (Losses) on Securities	Other Accumulated Comprehensive Income (Loss)
Ending Balance, October 1, 2018	$(2,706)	$(2,706)
Current year-to-date other comprehensive loss, net of tax	865	865
Ending balance, three months ended December 31, 2018	$(1,841)	$(1,841)
Current year-to-date other comprehensive loss, net of tax	2,113	2,113
Ending balance, September 30, 2019	$272	$272
Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Gain on equity securities	$151		Gain on investment securities
Tax Effect	(42)		Provision for income taxes
Total reclassifications for the period	$109		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to income/loss.

Reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2018 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$(17)		Net loss on investment securities
Tax Effect	4		Benefit for income taxes
Total reclassifications for the period	$(13)		Net loss attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.
NOTE 12 – SUBSEQUENT EVENT
The Tax Cuts and Jobs Act of 2017 (“TCJA”), modified the tax-free treatment of certain acquired life insurance policies. Under the TCJA, death benefits on life insurance policies acquired through a “reportable policy sale”, are no longer tax-free. At the time TCJA was enacted, it was uncertain whether insurance policies acquired in conjunction with a business combination were intended to be considered “reportable policy sales”.
After the TCJA was enacted, the Company acquired certain bank-owned life insurance (“BOLI”) policies in conjunction with the United Bank and F&M acquisitions, to which the TCJA changes applied. In each instance, the Company established a deferred tax liability for the anticipated taxable portion of the affected BOLI policies, based on the applicable provisions of the TCJA.
On October 25, 2019, the Department of the Treasury released revised guidance which clarified that ordinary course of business transactions, including mergers and acquisitions involving entities owning life insurance contracts, were not intended to meet the definition of a “reportable policy sale”. As such, the BOLI policies acquired from United Bank and F&M retained their tax-free status.
This regulation change will have an impact on the Company’s consolidated financial position and results of operations for both the three and twelve-month periods ended December 31, 2019 as follows. The elimination of the deferred tax liability associated with certain acquired BOLI contracts of F&M will result in a reduction of deferred tax liability, and a corresponding reduction to initially recorded goodwill of $350, respectively. Eliminating the deferred tax liability of $300 related to United Bank acquired BOLI contracts will result in a corresponding discrete tax credit reduction in the Company’s statement of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company intends that these forward-looking statements be covered by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “estimates”, “intend,” “may,” “preliminary,” “planned,” “potential,” “should,” “will,” “would,” or the negative of those terms or other words of similar meaning.  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are inherently subject to many uncertainties in the Company’s operations and business environment.
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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2019, and our consolidated results of operations for the three and nine months ended September 30, 2019, compared to the same period in the prior fiscal year for the three and nine months ended September 30, 2018. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in the Company’s transition report on Form 10-K for the transition period from October 1, 2018 to December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

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
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2019 which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2018.
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
In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include but are not limited to; loans, investment securities, goodwill, core deposit intangible assets and deferred tax assets, among others. Specific assumptions, estimates and judgments utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 2, 3, 4, 5 and 9 of Condensed Notes to Consolidated Financial Statements.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of September 30, 2019, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

STATEMENT OF OPERATIONS ANALYSIS
The following table sets forth our results of operations and related summary information for the three and nine month periods ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income as reported	$1,234	$1,099	$6,294	$2,943
EPS - basic, as reported	$0.11	$0.37	$0.57	$0.49
EPS - diluted, as reported	$0.11	$0.37	$0.57	$0.38
Cash dividends paid	$—	$—	$0.20	$0.20
Return on average assets (annualized)	0.34%	0.44%	0.61%	0.46%
Return on average equity (annualized)	3.35%	3.21%	5.94%	4.00%
The Company had earnings of $1.2 million, or $0.11 per diluted share, for the quarter ended September 30, 2019, compared to $4.1 million, or $0.37 per diluted share, for the previous quarter ended June 30, 2019. Both the current quarter and previous quarter, had large notable items which impacted the quarter and are discussed below. In the September 2019 quarter, the Company benefited from (1) the full quarter impact of the F. & M. Bancorp. of Tomah, Inc. (“F&M”) acquisition, net of merger charge considerations, (2) strong loan fee income driven by commercial customer activity, (3) an annual incentive related to increased debit card activity and (4) reduced FDIC insurance assessments. These items were partially offset by (1) increased loan servicing amortization resulting from higher prepayments, primarily due to the low interest rate environment and (2) modestly higher than normal marketing expenses as CCFBank continues to execute on its plan of brand awareness with recent acquisitions.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and nine month periods ended September 30, 2019 and 2018, respectively.
Net interest income was $11.6 million for the three months ended September 30, 2019, compared to $7.9 million for the three months ended September 30, 2018. The net interest margin for the three-month period ended September 30, 2019 was 3.34%, compared to 3.45% for the three-month period ended September 30, 2018 .The net interest margin was 3.35% for the nine months ended September 30, 2019 and 3.42% for the nine months ended September 30, 2018 The net interest margin reduction for both the three and nine month periods ended September 30, 2019 from 2018 is largely due to the competitive market for deposits and the replacement funding for the Michigan branch sale being replaced with higher cost wholesale funding.
For the quarter ended September 30, 2019, the Company’s net interest margin benefited from $50 thousand of purchased loan accretion, or two basis points compared to $54 thousand, or two basis points in the prior quarter and $15 thousand for the first quarter of 2019 or one basis point. There was no such income recognized in 2018. Scheduled accretion for acquired loans, was $234 thousand, $194 thousand and $194 thousand for the quarters ended September 30, 2019, June 30, 2019 and March 31, 2019, respectively. For 2018, the scheduled accretion was $142 thousand for the quarter ended September 30, 2018 and $426 thousand for the nine months ended September 30, 2018.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and nine month periods ended September 30, 2019, and for the comparable prior year three and nine month periods. Non-accruing loans have been included in the table as loans carrying a zero yield.
The increase in loan interest income in the current year three-month period was primarily due to an increase in loans resulting from the United Bank and F&M acquisitions and to a lesser extent, strong organic growth and the positive impact of rising short-term interest rates. The increase in deposit interest expense was due to the United Bank and F&M acquisition, the impact of a rising short-term interest rate environment and impact on deposit costs and organic deposit growth.
NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended September 30, 2019 compared to the three months ended September 30, 2018:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$32,376	$203	2.49%	$24,468	$117	1.90%
Loans	1,143,252	14,646	5.08%	754,442	9,414	4.95%
Interest-bearing deposits	5,577	34	2.42%	7,971	42	2.09%
Investment securities (1)	185,921	1,174	2.56%	124,991	674	2.30%
Other investments	13,072	166	5.04%	7,581	115	6.02%
Total interest earning assets (1)	$1,380,198	$16,223	4.67%	$919,453	$10,362	4.49%
Average interest-bearing liabilities:
Savings accounts	$158,967	$155	0.39%	$93,551	$59	0.25%
Demand deposits	219,955	550	0.99%	146,372	142	0.38%
Money market	200,647	593	1.17%	116,597	213	0.72%
CD’s	381,331	1,870	1.95%	277,125	1,145	1.64%
IRA’s	44,184	203	1.82%	33,029	100	1.20%
Total deposits	1,005,084	3,371	1.33%	666,674	1,659	0.99%
FHLB Advances and other borrowings	169,908	1,259	2.94%	96,448	763	3.14%
Total interest-bearing liabilities	$1,174,992	$4,630	1.56%	$763,122	$2,422	1.26%
Net interest income		$11,593			$7,940
Interest rate spread			3.11%			3.23%
Net interest margin (1)			3.34%			3.45%
Average interest earning assets to average interest-bearing liabilities			1.17			1.20
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarter ended September 30, 2019 and 24.5% for the quarter ended September 30, 2018. The FTE adjustment to net interest income included in the rate calculations totaled $27 thousand and $51 thousand for the three months ended September 30, 2019 and September 30, 2018, respectively.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018:

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$29,489	$542	2.46%	$23,814	$240	1.35%
Loans	1,054,492	40,036	5.08%	736,478	26,818	4.87%
Interest-bearing deposits	6,153	107	2.33%	7,890	117	1.98%
Investment securities (1)	167,023	3,119	2.58%	121,216	1,996	2.38%
Other investments	11,853	473	5.34%	7,915	313	5.29%
Total interest earning assets (1)	$1,269,010	$44,277	4.68%	$897,313	$29,484	4.42%
Average interest-bearing liabilities:
Savings accounts	$156,851	$479	0.41%	$94,263	$140	0.20%
Demand deposits	200,387	1,288	0.86%	150,023	385	0.34%
Money market	172,671	1,423	1.10%	116,948	570	0.65%
CD’s	348,139	5,163	1.98%	271,352	2,968	1.46%
IRA’s	41,576	537	1.73%	33,202	278	1.12%
Total deposits	919,624	8,890	1.29%	665,788	4,341	0.87%
FHLB Advances and other borrowings	153,960	3,649	3.17%	109,628	2,367	2.89%
Total interest-bearing liabilities	$1,073,584	$12,539	1.56%	$775,416	$6,708	1.16%
Net interest income		$31,738			$22,776
Interest rate spread			3.12%			3.26%
Net interest margin (1)			3.35%			3.42%
Average interest earning assets to average interest-bearing liabilities			1.18			1.16
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the nine months ended September 30, 2019 and 24.5% for the nine months ended September 30, 2018. The FTE adjustment to net interest income included in the rate calculations totaled $103 thousand and $158 thousand for the nine months ended September 30, 2019 and September 30, 2018, respectively.
Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e. holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e. holding the initial balance constant). Volume changes are largely due to the United Bank acquisition for the three and nine months of 2019 compared to 2018 and to a lesser extent, the F&M acquisition for the three months ended September 30, 2019 compared to the same period in 2018.

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$43	$43	$86
Loans	4,972	260	5,232
Interest-bearing deposits	(14)	6	(8)
Investment securities	383	117	500
Other investments	74	(23)	51
Total interest earning assets	5,458	403	5,861
Interest expense:
Savings accounts	51	45	96
Demand deposits	91	317	408
Money market accounts	192	188	380
CD’s	478	247	725
IRA’s	40	63	103
Total deposits	852	860	1,712
FHLB Advances and other borrowings	549	(54)	495
Total interest bearing liabilities	1,401	806	2,207
Net interest income	$4,057	$(403)	$3,654

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$66	$236	$302
Loans	12,013	1,205	13,218
Interest-bearing deposits	(29)	19	(10)
Investment securities	867	256	1,123
Other investments	157	3	160
Total interest earning assets	13,074	1,719	$14,793
Interest expense:
Savings accounts	120	219	339
Demand deposits	157	746	903
Money market accounts	331	522	853
CD’s	954	1,241	2,195
IRA’s	80	179	259
Total deposits	1,642	2,907	4,549
FHLB Advances and other borrowings	1,027	255	1,282
Total interest bearing liabilities	2,669	3,162	5,831
Net interest income	$10,405	$(1,443)	$8,962
Provision for Loan Losses. We determine our provision for loan losses (“provision”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. We continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.

Provision expense for the quarter ended September 30, 2019 of $575 thousand was due to newly originated loan growth, net legacy charge-offs and increases in specific reserves of approximately $150 thousand, primarily on certain specific residential loans.
Provision expense for the nine months ended September 30, 2019, was $2.1 million, resulting from (1) provision expense for newly originated organic loan growth of approximately $1.15 million, (2) approximately $300 thousand related to current year net charge offs on credits with no previous specific reserves and (3) $650 thousand attributed to increases in specific reserves on certain specific impaired credits. The largest specific reserve was established on a single agricultural credit for dairy farming operations of approximately $350 thousand, which was downgraded to nonaccrual status during the quarter ended March 31, 2019. $225 thousand of this credit was subsequently charged-off in the second quarter of 2019. While this sector is generally experiencing difficult operating conditions, the issues related to this specific credit relationship were isolated. Management believes its agricultural lending processes remain prudent and there is no evidence to suggest systemic problems. The Bank has initiated foreclosure and has also filed a civil complaint in Eau Claire County Circuit Court regarding borrower representations in the loan application and approval process. The remaining $300 thousand increase in specific reserves relates to various, relatively smaller credits, approximately half of which relate to certain residential loans discussed above.
The Bank recorded a provision of $450 thousand and $1.2 million for the three and nine months ended September 30, 2018, respectively, reflecting primarily organic loan growth and to a lesser extent, net charge-offs.
Management believes that the provision taken for the current year nine-month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional provision in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.
Non-interest Income (Loss). The following table reflects the various components of non-interest income for the three and nine month periods ended September 30, 2019 and 2018, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Non-interest Income:
Service charges on deposit accounts	$625	$489	27.81%	$1,756	$1,332	31.83%
Interchange income	476	338	40.83%	1,267	978	29.55%
Loan servicing income	714	368	94.02%	1,902	1,051	80.97%
Gain on sale of loans	679	234	190.17%	1,560	649	140.37%
Loan fees and service charges	471	164	187.20%	860	367	134.33%
Insurance commission income	197	180	9.44%	573	554	3.43%
Gains (losses) on investment securities	96	—	N/M	151	(17)	988.24%
Gain on sale of branch	—	—	N/M	2,295	—	N/M
Other	363	216	68.06%	827	517	59.96%
Total non-interest income	$3,621	$1,989	82.05%	$11,191	$5,431	106.06%
N/M means not meaningful
The growth in most line items, year over year, includes the impact of the United Bank acquisition in October of 2018 and in the third quarter of 2019, the F&M acquisition.
The increase in gains on the sale of loans for the three and nine moths ended September 30, 2019 reflects increased mortgage activity from the lower interest rate environment.
The increase in loan fees for the quarter ended September 30, 2019 compared to the same three month period in 2018 is largely due to higher commercial loan customer activity.

The company sold the Rochester Hills, MI branch in the second quarter of 2019 for a $2.3 million gain, recorded in gain on sale of branch for the nine months ended September 30, 2019.
Included in other non-interest income, is an annual debit card volume incentive totaling $94 thousand and $89 thousand for the quarters ended September 30, 2019 and 2018, respectively.
Non-interest Expense. The following table reflects the various components of non-interest expense for the three and nine month periods ended September 30, 2019 and 2018, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Non-interest Expense:
Compensation and benefits	$5,295	$3,778	40.15%	$14,605	$11,424	27.84%
Occupancy - net	905	776	16.62%	2,725	2,270	20.04%
Office	599	468	27.99%	1,649	1,311	25.78%
Data processing	1,092	771	41.63%	2,953	2,224	32.78%
Amortization of intangible assets	412	161	155.90%	1,085	483	124.64%
Amortization of mortgage servicing rights	325	85	282.35%	822	245	235.51%
Advertising, marketing and public relations	315	265	18.87%	974	596	63.42%
FDIC premium assessment	78	121	(35.54)%	318	330	(3.64)%
Professional services	561	577	(2.77)%	1,961	1,635	19.94%
Gains (losses) on repossessed assets, net	(16)	71	(122.54)%	(143)	521	(127.45)%
Other	3,409	571	497.02%	5,309	1,582	235.59%
Total non-interest expense	$12,975	$7,644	69.74%	$32,258	$22,621	42.60%

Non-interest expense (annualized) / Average assets	3.54%	3.09%	14.51%	3.15%	3.21%	(10.12)%
N/M means not meaningful
The growth in most line items, year over year, includes the impact of the United Bank acquisition in October of 2018 and the F&M acquisition July1, 2019. The F&M acquisition added approximately $0.9 million in ongoing operational expenses and $2.6 million in one-time merger charges for the quarter ending September 30, 2019.
Amortization of mortgage servicing rights increased during the quarter ended September 30, 2019 to $325 thousand compared to $85 thousand during the quarter ended September 30, 2018, due to (1) a larger servicing portfolio primarily from the United Bank acquisition during the quarter ended December 31, 2018 and (2) increased prepayments in the Company’s servicing portfolio resulting from the current lower interest rate rate environment, which led to impairment of $100 thousand.
Advertising, marketing and public relations expenses increased $50 thousand in the quarter ended September 30, 2019 compared to the same period in 2018 to $315 thousand. For the nine months ending September 30, 2019, advertising, marketing and public relations expenses increased $378 thousand to $974 thousand. The Company incurred increased costs associated with Company branding of merged banking operations. With two bank conversions in less than six months, we anticipate approximately the same level of costs in the fourth quarter and then a decrease to approximately $250 thousand on a quarterly basis in 2020.

The third quarter ended September 30, 2019 was favorably impacted by the FDIC application of the Small
Bank Assessment Credits to our current quarter deposit insurance invoice totaling $150 thousand.

Professional fees for the quarter ended September 30, 2019 was approximately equal to the quarter ended September 30, 2018. Professional fees for the nine months ended September 30, 2019 were $326 thousand higher than the same period in 2018 largely due to the costs related to changing the Companies fiscal year-end in 2019.
Merger related expenses included in the consolidated statement of operations totaled $2.91 million and $3.78 million for the three and nine months ended September 30, 2019. For the three months ended September 30, 2019, merger expenses consisted of the following: (1) $200 thousand recorded in professional services and (2) $2.71 million recorded in other non-interest expense. Merger related expenses incurred in the nine months ended September 30, 2019, consisted of the following: (1) $530 thousand recorded in professional services, (2) $70 thousand recorded in compensation and benefits and (3) $3.2 million recorded in other non-interest expense. Merger related expenses incurred in the consolidated statement of operation totaled $131 thousand and $369 thousand during the three and nine months ended September 30, 2018 respectively. For the nine months ended September 30, 2018, merger expenses consisted of the following: (1) $356 thousand recorded in professional services and (2) $13 thousand recorded in other non-interest expense.
Income Taxes. Income tax expense was $430 thousand and $2.3 million for the three and nine months ended September 30, 2019, compared to $736 thousand and $1.4 million for the three and nine months ended September 30, 2018, respectively. The effective tax rate decrease in 2019 for both the three and nine month periods year over year, due to a lower federal income tax rate, partially offset by higher non-deductible merger costs and an overall smaller tax-exempt investment security and loan portfolio as a percent of total interest earning assets.

BALANCE SHEET ANALYSIS
Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $131.8 million, or 13.28%, to $1.124 billion as of September 30, 2019 from $992.6 million at December 31, 2018. This increase was largely due to the F&M acquisition, which added approximately $126 million in net loans. Additionally, in the quarter ended September 30, 2019, the Bank sold the remaining unsecured purchased indirect portfolio with an approximate yield to the Bank of 4.25% at par. Due to the contractual repurchase arrangement with the servicer, who originated the loans, the Bank has no associated allowance for loan losses on this portfolio. The following table reflects the composition, or mix of our loan portfolio at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	Amount	Amount
Real estate loans:
Residential real estate
One to four family	$188,070	209,926
Purchased HELOC loans	10,120	12,883
Commercial/agricultural real estate
Commercial real estate	465,046	357,959
Agricultural real estate	89,441	86,015
Multi-family real estate	87,758	69,400
Construction and land development	65,550	22,691
Total real estate loans	905,985	758,874
Non-real estate loans:
Consumer non-real estate
Originated indirect paper	42,894	56,585
Purchased indirect paper	—	15,006
Other Consumer	18,770	20,214
Commercial/agricultural loans
Commercial non-real estate	127,232	112,427
Agricultural non-real estate	39,827	36,327
Total non-real estate loans	228,723	240,559
Gross loans	1,134,708	999,433
Unearned net deferred fees and costs and loans in process	(158)	409
Unamortized discount on acquired loans	(10,172)	(7,286)
Total loans (net of unearned income and deferred expense)	1,124,378	992,556
Allowance for loan losses	(9,177)	(7,604)
Total loans receivable, net	$1,115,201	$984,952
The following table shows the Bank’s Community Banking loan portfolio, consisting of commercial banking business and consumer lending, and the Legacy loan portfolio, consisting of one to four family loans and indirect paper loans. The loan categories and amounts shown are the same as on the preceding page and are presented in a different format. We have added this table in this report to better help understand the Bank’s loan trends.

	September 30, 2019	December 31, 2018	Change
Community Banking Loan Portfolios:
Commercial/Agricultural real estate:
Commercial real estate	465,046	$357,959	$107,087
Agricultural real estate	89,441	86,015	3,426
Multi-family real estate	87,758	69,400	18,358
Construction and land development	65,550	22,691	42,859
Commercial/Agricultural non-real estate:
Commercial non-real estate	127,232	112,427	14,805
Agricultural non-real estate	39,827	36,327	3,500
Residential real estate:
Purchased HELOC loans	10,120	12,883	(2,763)
Consumer non-real estate:
Other consumer	18,770	20,214	(1,444)
Total Community Banking Loan Portfolios	903,744	717,916	185,828

Legacy Loan Portfolios:
Residential real estate:
One to four family	188,070	209,926	(21,856)
Consumer non-real estate:
Originated indirect paper	42,894	56,585	(13,691)
Purchased indirect paper	—	15,006	(15,006)
Total Legacy Loan Portfolios	230,964	281,517	(50,553)
Gross loans	$1,134,708	$999,433	$135,275
The Community Banking loan portfolios reflect the Bank’s strategy to grow its commercial banking and consumer lending portfolios. The Legacy loan portfolios reflect the Bank’s strategy to sell substantially all newly originated one to four family loans in the secondary market and the discontinuation of originated and purchased indirect paper loans, effective in the first quarter of fiscal 2017.
At September 30, 2019, the community banking portfolio grew by $185.8 million compared to December 31, 2018, largely due to the acquisition of F&M which increased the portfolio $123.7 million at September 30, 2019. In addition, there was strong organic growth in all real estate categories. The growth in construction loans reflects the funding on projects that moved closer to completion.
As expected, the legacy portfolio continues to decrease. One to four family residential real estate loans, decreased $21.9 million, net of increases from F&M of $8.1 million, from the December 31, 2018 balances as repayments, including payoffs, outpaced one to four family portfolio originations. Consumer originated indirect paper loans decreased $13.7 million or 24.2% from the December 31, 2018 balances. As noted above, in September the Bank sold the remaining purchased indirect paper portfolio at par. While the portfolio decrease percentage this quarter remains in the historical range of shrinkage percentages, the absolute dollar shrinkage of the legacy portfolio is expected to slow over time as the portfolio decreases in size.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At September 30, 2019, June 30, 2019, March 31, 2019 and December 31, 2018, we had 416, 356, 315 and 209 such impaired loans, all secured by real estate or personal property with an aggregate recorded investment of $32.7 million, $28.0 million $27.3 million and $22.5 million respectively. Of the impaired loans, respectively, there were 34 such individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $3.8 million for which $663 thousand in specific ALL was recorded as of September 30, 2019.
At September 30, 2019, the ALL was $9.2 million, or 0.82% of our total loan portfolio, compared to ALL of $7.6 million, or 0.77% of the total loan portfolio at December 31, 2018. This level was based on our analysis of the loan portfolio risk at September 30, 2019, considering the factors discussed above. Due to the sale of the purchased indirect loans in the third quarter, the previous restricted cash reserve account established by the third party seller of the purchased indirect paper consumer loans, based on a percentage of the outstanding loan balances was eliminated. The funds in the reserve account are to be released to compensate the Bank for any nonperforming purchased consumer loans that are not purchased back by the seller or substituted with performing consumer loans and as a result, the Bank records a charged off loan. The Bank has not drawn on the restricted cash reserve account as the third party has repurchased all loans presented to them.
All the nine factors identified in the FFIEC’s Interagency Policy Statement on the Allowance for Loan and Lease Losses are taken into account in determining the ALL. The impact of the factors in general categories are subject to change; thus, the allocations are management’s estimate of the loan loss categories in which the probable and inherent loss has occurred as of the date of our assessment. Of the nine factors, we believe the following have the greatest impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales: (1) lending policies and procedures; (2) economic and business conditions; and (3) the value of the underlying collateral. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allocated allowance. The general component covers non-impaired loans and is based on historical loss experience adjusted for these and other qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available. These refinements could also cause increases or decreases in the ALL. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.
Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the Bank’s risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were 90 days or more past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is discontinued on our loans according to the following schedule:
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	September 30, 2019 and Nine Months Then Ended	December 31, 2018 and Three Months Then Ended
Nonperforming assets:
Nonaccrual loans
One to four family	$2,255	$2,331
Commercial real estate	6,324	808
Agricultural real estate	6,191	2,019
Consumer non-real estate	191	120
Commercial non-real estate	2,072	1,314
Agricultural non-real estate	1,989	762
Total nonaccrual loans	$19,022	$7,354
Accruing loans past due 90 days or more	1,099	736
Total nonperforming loans (“NPLs”)	20,121	8,090
Other real estate owned	1,348	2,522
Other collateral owned	25	48
Total nonperforming assets (“NPAs”)	$21,494	$10,660
Troubled Debt Restructurings (“TDRs”)	$11,795	$8,722
Accruing TDR's	$7,194	$6,055
Nonaccrual TDRs	$4,601	$2,667
Average outstanding loan balance	$1,054,492	$921,951
Loans, end of period	$1,124,378	$992,556
Total assets, end of period	$1,475,364	$1,287,924
ALL, at beginning of period	$7,604	$6,748
Loans charged off:
Residential real estate	(224)	(43)
Commercial/Agricultural real estate	(225)	—
Consumer non-real estate	(171)	(79)
Commercial/Agricultural non-real estate	—	—
Total loans charged off	(620)	(122)
Recoveries of loans previously charged off:
Residential real estate	2	4
Commercial/Agricultural real estate	3	—
Consumer non-real estate	63	24
Commercial/Agricultural non-real estate	—	—
Total recoveries of loans previously charged off:	68	28
Net loans charged off (“NCOs”)	(552)	(94)
Additions to ALL via provision for loan losses charged to operations	2,125	950
ALL, at end of period	$9,177	$7,604
Ratios:
ALL to NCOs (annualized)	1,246.88%	2,022.34%
NCOs (annualized) to average loans	0.07%	0.04%
ALL to total loans	0.82%	0.77%
NPLs to total loans	1.79%	0.82%
NPAs to total assets	1.46%	0.83%

An aging analysis of the Company’s originated and acquired loans as of September 30, 2019 and December 31, 2018, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due and Accruing and Nonaccrual Loans
September 30, 2019
Originated loans	$5,576	$1,082	$842	$7,500	$4,816	$12,316
Acquired loans	3,678	711	257	4,646	14,206	18,852
Total	$9,254	$1,793	$1,099	$12,146	$19,022	$31,168
December 31, 2018
Originated loans	$4,829	$2,137	$279	$7,245	$1,770	$9,015
Acquired loans	3,339	918	457	4,714	5,584	10,298
Total	$8,168	$3,055	$736	$11,959	$7,354	$19,313
Nonperforming assets, delinquencies and troubled debt restructures typically increase in subsequent quarters following a merger, due to updated reporting and risk rating of the loan portfolio to the Bank’s standards. We experienced this again as nonperforming assets increased to 1.46% of total assets at September 30, 2019, from 0.83% of total assets at December 31, 2018. Total impaired loans, which included trouble debt restructured loans, purchased credit impaired loans and substandard non-performing loans, was $67.4 million at September 30, 2019, compared to $47.3 million at December 31, 2018. $17.7 million of this increase in impaired loans was due to the F&M acquisition.
Non-performing assets included non-performing loans of $20.1 million at September 30, 2019, compared to $8.1 million at December 31, 2018. Of this increase in non-performing assets, $5.9 million was due to the F&M acquisition and $4.3 million were acquired in the United acquisition. Classified assets increased to $39.9 million at September 30, 2019. Classified assets increased $7.5 million due to the F&M acquisition in the third quarter. Classified assets at December 31, 2018 totaled $22.7 million.

Nonaccrual Loans Rollforward:

	Quarter Ended
	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
Balance, beginning of period	$13,612	$9,871	$7,210	$6,627
Additions	1,493	7,405	906	2,030
Acquired nonaccrual loans	5,898	—	941	—
Charge offs	(134)	(262)	(40)	(68)
Transfers to OREO	(209)	(236)	(201)	(400)
Return to accrual status	(53)	(149)	—	(93)
Payments received	(1,539)	(2,612)	(1,429)	(676)
Other, net	(46)	(405)	(33)	(210)
Balance, end of period	$19,022	$13,612	$7,354	$7,210

Other real estate owned (“OREO”) decreased to $1.3 million at September 30, 2019 from $2.5 million at December 31, 2018 as sales exceeded properties transferred from loans.
Other Real Estate Owned Rollforward:

	Quarter Ended
	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
Balance, beginning of period	$1,354	$2,071	$2,749	$5,328
Loans transferred in	209	236	201	400
Branch properties sales	—	—	—	(1,245)
Sales	(220)	(958)	(210)	(1,762)
Write-downs	—	(23)	—	(127)
Other, net	5	28	(218)	155
Balance, end of period	$1,348	$1,354	$2,522	$2,749
Nonaccrual TDR loans increased $1.9 million to $4.6 million at September 30, 2019 from $2.7 million at December 31, 2018, primarily due to restructuring of nonaccrual loans.

	September 30, 2019		June 30, 2019		December 31, 2018		September 30, 2018
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Residential real estate	39	$3,094	39	$3,137	34	$3,319	34	$3,495
Commercial/Agricultural real estate	18	3,574	14	2,202	15	2,209	14	1,646
Consumer non-real estate	8	74	11	82	13	99	14	109
Commercial/Agricultural non-real estate	4	452	4	478	2	428	3	481
Total loans	69	$7,194	68	$5,899	64	$6,055	65	$5,731
Nonperforming assets increased to 1.46% of total assets at September 30, 2019, compared to 1.18% at June 30,2019, 1.03% at March 31, 2019 and 0.83% of total assets at December 31, 2018. Nonperforming assets, delinquencies and troubled debt restructures typically increase in the quarters immediately following a merger due to updated reporting and risk rating of the loan portfolio to CCFBank standards and the Company experienced this increase in all three quarters of fiscal 2019.
Non-accrual loans were $19.0 million at September 30 2019, compared to $7.4 million at December 31, 2018. The increase in non-accrual-loans was largely due to acquired loans from the F&M and United Bank acquisition. In the quarter ended September 30, 2019, the Bank added $5.9 million in non-accrual loans from F&M. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity. The 2019 purchases were approximately 56% variable rate securities. The effective duration of the investment portfolio at September 30, 2019 was 2.0 years compared to 2.6 years at December 31, 2018.
Securities available for sale, which represent the majority of our investment portfolio, were $183.0 million at September 30, 2019, compared with $146.7 million at December 31, 2018. There were no impairment charges recorded in the three and nine months ended September 30, 2019. One agency security had an impairment charge of $21 thousand recorded in the three months ended March 31, 2018. This security was sold in the quarter-ended June 30, 2018 and a $4 thousand gain was realized due to changes in market prices. Securities held to maturity were $3.7 million at September 30, 2019, compared with $4.9 million at December 31, 2018.

The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
September 30, 2019
U.S. government agency obligations	$53,405	$53,378
Obligations of states and political subdivisions	27,648	27,937
Mortgage backed securities	54,979	55,658
Corporate debt securities	18,793	18,834
Corporate asset based securities	27,756	27,149
Totals	$182,581	$182,956
December 31, 2018
U.S. government agency obligations	$46,215	$45,298
Obligations of states and political subdivisions	35,162	34,728
Mortgage backed securities	42,279	41,350
Agency securities	104	148
Corporate debt securities	6,577	6,305
Corporate asset based securities	18,928	18,896
Totals	$149,265	$146,725
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
September 30, 2019
Obligations of states and political subdivisions	$980	$982
Mortgage-backed securities	2,685	2,788
Totals	$3,665	$3,770
December 31, 2018
Obligations of states and political subdivisions	$1,701	$1,698
Mortgage-backed securities	3,149	3,174
Totals	$4,850	$4,872
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	September 30, 2019		December 31, 2018
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$108,384	$109,036	$88,494	$86,648
AAA	6,196	6,144	3,566	3,535
AA	43,524	43,225	42,608	42,305
A	23,145	23,222	12,991	12,662
Non-rated	1,332	1,329	1,606	1,575
Total available for sale securities	$182,581	$182,956	$149,265	$146,725

The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	September 30, 2019		December 31, 2018
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$2,685	$2,788	$3,149	$3,173
AA	395	396	395	395
A	235	235	956	955
Non-rated	350	351	350	349
Total	$3,665	$3,770	$4,850	$4,872
At September 30, 2019, securities with a market value of $1.7 million were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of September 30, 2019, this line of credit had a zero outstanding balance. The Bank has pledged U.S. Government Agency securities with a market value of $6.0 million, mortgage-backed securities with a market value of $13.7 million as collateral against specific municipal deposits. As of September 30, 2019, the Bank also has mortgage backed securities with a market value of $760 thousand pledged as collateral to the Federal Home Loan Bank of Des Moines.
Other Assets and Other Liabilities. Other assets and other liabilities decreased in the third quarter compared to June 30, 2019, due to the purchase of two previously leased branches. Other assets increased from December 31, 2018, primarily due to the adoption of new accounting standards requiring asset recognition for operating leases which totaled $2.9 million at September 30, 2019.
Deposits. Deposits increased $154.2 million to $1.162 billion at September 30, 2019, from $1.008 billion at December 31, 2018. Deposits increased by $127.5 million due to F&M account balances at September 30, 2019, decreased $34.1 million due to the sale of Rochester Hills deposits on May 17, 2019 as discussed above and increased $60.8 million due to organic growth.
The following is a summary of deposits by type at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
Non-interest bearing demand deposits	$174,202	$155,405
Interest bearing demand deposits	209,644	169,310
Savings accounts	165,419	192,310
Money market accounts	193,654	126,021
Certificate accounts	418,831	364,466
Total deposits	$1,161,750	$1,007,512
Deposits from closed branches, in markets that the Bank no longer competes in, decreased by $7.5 million during the nine months ended September 30, 2019, and total $27.9 million as of September 30, 2019. Brokered and listing services deposits were $63.0 million and $4.6 million, respectively, at September 30, 2019, compared to $55.3 million and $9.5 million, respectively, at December 31, 2018.
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
Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. FHLB advances were $113.5 million as of September 30, 2019 and $109.8 million as of December 31, 2018, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to manage the Bank’s cost of funds. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of September 30, 2019, is approximately $153.9 million.

The Bank has pledged $670.9 million of loans to secure the current outstandings, letters of credit and to provide the unused borrowing capacity.
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
On August 1, 2018, the Company entered into a Business Credit Agreement and related $7.5 million revolving loan and Business Note in an initial principal amount of $10.0 million. The Revolving Loan matured on August 1, 2019. On June 26, 2019, the Company entered into a credit agreement consisting of a $29.9 million term note and a $5.0 million revolving note. This term note included the refinancing of $10.1 million in existing debt and matures on June 26, 2031. This revolving note became effective on August 1, 2019, at which time it replaced the Company’s existing revolving loan arrangement, and it matures on August 1, 2020. The Revolving Loans and the Note each bear interest at a variable rate based on the U.S. Prime Rate as published in the Wall Street Journal less 75 basis points and are payable in accordance with the terms of the Loan Agreement and the Note, respectively. The proceeds from the Business Note were used to refinance the existing senior note, pay transaction fees and expenses and for financing the acquisition, by merger, of F. & M. Bancorp. of Tomah Inc.. At September 30, 2019 and December 31, 2018, there were no borrowings outstanding on this revolving loan.
Stockholders’ Equity. Total stockholders’ equity increased to $148.0 million at September 30, 2019, from $138.2 million at December 31, 2018, as the Company benefitted from the addition of earnings, the issuance of stock in the F&M acquisition and a reduction in accumulated other comprehensive loss, mainly due to lower long-term interest rates. Book value per share increased to $13.13 at September 30, 2019, from $12.62 per share at December 31, 2018. Tangible book value per share (non-GAAP) was $9.60 at September 30, 2019 - an increase of $0.54 from December 31, 2018. The components of this increase included (1) current year-to-date earnings, (2) the issuance of stock in the F&M acquisitions, (3)reduction in accumulated other comprehensive loss, due to the modest gain in the Securities Available for Sale portfolio (4) the amortization of intangible assets, partially offset by (5) the intangible created in the F&M acquisition.. Tangible book value per share is a non-GAAP measure that management believes enhances investors’ ability to better understand the Company’s financial position.

Reconciliation of tangible book value per share (non-GAAP):

Tangible book value per share at end of period	September 30, 2019	December 31, 2018
Total stockholders’ equity	$148,029	$138,187
Less: Preferred stock	—	—
Less: Goodwill	(31,841)	(31,474)
Less: Intangible assets	(7,999)	(7,501)
Tangible common equity (non-GAAP)	$108,189	$99,212
Ending common shares outstanding	11,270,710	10,953,512
Book value per share	$13.13	$12.62
Tangible book value per share (non-GAAP)	$9.60	$9.06
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; short-term investments; and borrowings. We use our sources of funds primarily to meet ongoing commitments, to pay non-renewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At September 30, 2019, our on-balance sheet liquidity ratio was 12.0%. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank’s control, including general interest rates, economic conditions and competition. Although $249.4 million of our $418.8 million (59.6%) CD portfolio as of September 30, 2019 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and correspondent banks We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of September 30, 2019, we have approximately $153.9 million available under this arrangement, supported by loan collateral, as compared to $178.6 million at December 31, 2018. We maintain a line of credit with the Federal Reserve Bank which has a $1.3 million capacity, based on our current pledged collateral position. Additionally we have $15.0 million of uncommitted federal funds purchased lines of credit, as well as a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
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
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2019, the Company had $232.1 million in unused commitments, compared to $207.8 million in unused commitments as of December 31, 2018.
Capital Resources. As of September 30, 2019, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2019 (Unaudited)
Total capital (to risk weighted assets)	$157,069,000	13.5%	$92,966,000	>=	8.0%	$116,208,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	147,892,000	12.7%	69,725,000	>=	6.0%	92,966,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	147,892,000	12.7%	52,293,000	>=	4.5%	75,535,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	147,892,000	10.2%	57,777,000	>=	4.0%	72,221,000	>=	5.0%
As of December 31, 2018 (Audited)
Total capital (to risk weighted assets)	$126,440,000	12.7%	$79,651,000	>=	8.0%	$99,563,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	118,836,000	11.9%	59,738,000	>=	6.0%	79,651,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	118,836,000	11.9%	44,804,000	>=	4.5%	64,716,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	118,836,000	9.7%	48,976,000	>=	4.0%	61,220,000	>=	5.0%

At September 30, 2019, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2019 (Unaudited)
Total capital (to risk weighted assets)	$132,094,000	11.4%	$92,966,000	>=	8.0%	$116,208,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	107,917,000	9.3%	69,725,000	>=	6.0%	92,966,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	107,917,000	9.3%	52,293,000	>=	4.5%	75,535,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	107,917,000	7.5%	57,777,000	>=	4.0%	72,221,000	>=	5.0%
As of December 31, 2018 (Audited)
Total capital (to risk weighted assets)	$123,657,000	12.4%	$79,651,000	>=	8.0%	$99,563,000	>=	10.0%
Tier 1 capital (to risk weighted assets)	101,053,000	10.2%	59,738,000	>=	6.0%	79,651,000	>=	8.0%
Common equity tier 1 capital (to risk weighted assets)	101,053,000	10.2%	44,804,000	>=	4.5%	64,716,000	>=	6.5%
Tier 1 leverage ratio (to adjusted total assets)	101,053,000	8.3%	48,976,000	>=	4.0%	61,220,000	>=	5.0%
At September 30, 2019, the Company was categorized as “Well Capitalized” under Prompt Corrective Action Provisions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest earning assets and interest bearing liabilities. These policies are implemented by our Asset and Liability Management Committee (ALCO). The ALCO is comprised of members of the Bank’s senior management and Board of Directors. The ALCO establishes guidelines for and monitors the volume and mix of our assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The Committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk and profitability goals for the Bank. The ALCO meets on a regularly scheduled basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the Committee recommends strategy changes, as appropriate, based on this review. The Committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a regularly scheduled basis.

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
The following table sets forth, at September 30, 2019 and December 31, 2018 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of September 30, 2019 and December 31, 2018, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 200 and 100 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2019	At December 31, 2018

+300 bp	—%	(3)%
+200 bp	—%	(2)%
+100 bp	1%	(1)%
-100 bp	(2)%	(1)%
-200 bp	3%	(5)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2019 and December 31, 2018.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2019	At December 31, 2018

+300 bp	(1)%	(6)%
+200 bp	(1)%	(4)%
+100 bp	(1)%	(2)%
-100 bp	(1)%	1%
-200 bp	(5)%	(1)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2019, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at reaching a level of reasonable assurance.

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
A detailed discussion of the Company’s risk factors is disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s transition report on Form 10-K for the transition period from October 1, 2018 to December 31, 2018. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business. There have been no material changes to the risk factors disclosed in our Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.
The table below shows the shares withheld from employees to satisfy tax withholding obligations during the three months ended September 30, 2019.

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Pans or Programs
July 1, 2019 - July 31, 2019	—	NA	—	—
August 1, 2019 - August 31, 2019	64	$11.00	—	—
September 1, 2019 - September 30, 2019	233	$11.00	—	—
Total	297	$11.00	—	—
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
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: November 7, 2019	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: November 7, 2019	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer