Form 10-K
period 2019-12-31
Citizens Community Bancorp Inc.
filed 2020-03-10
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price as of June 30, 2019, was approximately $114.0 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At March 10, 2020 there were 11,151,009 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-K
December 31, 2019

As used in this report, the terms “we,” “us,” “our,” “Citizens Community Bancorp” and the “Company” mean Citizens Community Bancorp, Inc. and its wholly owned subsidiary, Citizens Community Federal N.A., unless the context indicates another meaning. As used in this report, the term “Bank” means our wholly owned subsidiary, Citizens Community Federal N.A.
Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company intends that these forward-looking statements be covered by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “estimates,” “intend,” “may,” “preliminary,” “planned,” “potential,” “should,” “will,” “would,” or the negative of those terms or other words of similar meaning.  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are inherently subject to many uncertainties in the Company’s operations and business environment.
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:

•	conditions in the financial markets and economic conditions generally;

•	the possibility of a deterioration in the residential real estate markets;

•	interest rate risk;

•	lending risk;

•	the sufficiency of loan allowances;

•	changes in the fair value or ratings downgrades of our securities;

•	competitive pressures among depository and other financial institutions;

•	our ability to maintain our reputation;

•	our ability to realize the benefits of net deferred tax assets;

•	our ability to maintain or increase our market share;

•	acts of terrorism and political or military actions by the United States or other governments;

•	legislative or regulatory changes or actions, or significant litigation, adversely affecting the Company or Bank;

•	increases in FDIC insurance premiums or special assessments by the FDIC;

•	disintermediation risk;

•	our inability to obtain needed liquidity;

•	risks related to the ongoing integration of F. & M. Bancorp. of Tomah Inc. (“F&M”) into the Company’s operations;

•	our ability to successfully execute our acquisition growth strategy;

•	risks posed by acquisitions and other expansion opportunities, including difficulties and delays in integrating the acquired business operations or fully realizing the cost savings and other benefits;

•	our ability to raise capital needed to fund growth or meet regulatory requirements;

•	the possibility that our internal controls and procedures could fail or be circumvented;

•	our ability to attract and retain key personnel;

•	our ability to keep pace with technological change;

•	cybersecurity risks;

•	changes in federal or state tax laws;

•	changes in accounting principles, policies or guidelines and their impact on financial performance;

•	restrictions on our ability to pay dividends; and

•	the potential volatility of our stock price.

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
Transition Period
On September 25, 2018, the Board of Directors of the Company adopted a resolution to change the Company’s fiscal year end from September 30 to December 31, commencing December 31, 2018. In addition, on September 25, 2018, the Board of Directors of the Bank, adopted resolutions to amend the Bank’s bylaws to change the Bank’s fiscal year end from September 30 to December 31, commencing December 31, 2018. In connection with this change, we previously filed a Transition Report on Form 10-K to report the results of the three month transition period from October 1, 2018 to December 31, 2018.
In this Annual Report, the periods presented are the fiscal year ended December 31, 2019 (which we sometimes refer to in this Annual Report as “fiscal 2019”), the three month transition period from October 1, 2018 to December 31, 2018 (which we sometimes refer to in this Annual Report as the “transition period”) and the year ended September 30, 2018 (which we sometimes refer to in this Annual Report as “fiscal 2018”). For comparison purposes, we have also included unaudited data for the year ended December 31, 2018.

PART 1
ITEM 1. BUSINESS
General
Citizens Community Bancorp, Inc. (the “Company”) is a Maryland corporation organized in 2004. The Company is a bank holding company and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and by the Federal Reserve Bank. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal N.A. (the “Bank”), and providing commercial, agricultural and consumer banking activities through the Bank. At December 31, 2019, we had approximately $1.53 billion in total assets, $1.20 billion in deposits, and $150.6 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share, per share and capital ratio amounts, are stated in thousands.
Citizens Community Federal N.A.
The Bank is a federally chartered National Bank serving customers in Wisconsin and Minnesota through 28 full-service branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one-to-four family residential mortgages, as well as expanded services through Wells Insurance Agency, Inc..
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
On October 19, 2018, the Company completed its previously announced acquisition (the “Acquisition”) of United Bank for a total cash consideration of approximately $51.1 million, subject to certain post-closing purchase price adjustments and future indemnity claims. In connection with the acquisition, the Company merged United Bank with and into the Bank, with the Bank surviving the merger. See Note 2, “Acquisition” for additional information.
On December 3, 2018, the Bank entered into a Purchase and Assumption Agreement with Lake Michigan Credit Union providing for the sale of the Bank’s one branch located in Rochester Hills, MI. On May 17, 2019, the Company completed the sale of the Rochester Hills, MI branch for a deposit premium of 7 percent, or approximately $2.3 million, net of selling costs. The branch sale included approximately $34 million in deposits and $300,000 in fixed assets. The Bank retained all loans associated with the branch.
On January 21, 2019, the Company and F&M Merger Sub, Inc., a newly formed Minnesota corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F. & M. Bancorp. of Tomah, Inc., a Wisconsin corporation (“F&M”). On July 1, 2019, the Company closed on the acquisition of F&M and completed the related data systems conversion on July 14, 2019. See Note 2, “Acquisitions” for additional information.
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
Lending Activities
We offer a variety of loan products including commercial real estate loans, commercial and industrial (C&I) loans, agricultural real estate loans, agricultural non-real estate loans, residential mortgages, home equity lines-of-credit and consumer loans. We make real estate, consumer, commercial and agricultural loans in accordance with the basic lending policies established by Bank management and approved by our Board of Directors. We focus our lending activities on individual consumers and small commercial borrowers within our market areas. Our lending has been historically concentrated primarily within Wisconsin and Minnesota. Competitive and economic pressures exist in our lending markets, and recent and any future developments in (a) the general economy, (b) real estate lending markets, and (c) the banking regulatory environment could have a material adverse effect on our business and operations. These factors may impact the credit quality of our existing loan portfolio, or adversely impact our ability to originate sufficient high quality loans in the future.
Our total gross outstanding loans, before net deferred loan costs and unamortized discounts on acquired loans, as of December 31, 2019, were $1.19 billion, consisting of $773.2 million in commercial agricultural real estate loans, $171.5 million in commercial/agricultural non-real estate loans, $184.7 million in residential real estate loans and $57.8 million in consumer non-real estate loans. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis” for further analysis of our loan portfolio.
Investment Activities
We maintain a portfolio of investments, consisting primarily of mortgage-backed securities, U.S. Government sponsored agency securities, corporate debt securities, corporate asset based securities and trust preferred securities. We attempt to balance our portfolio to manage interest rate risk, regulatory requirements, and liquidity needs while providing an appropriate rate of return commensurate with the risk of the investment. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis Investment Securities” for further analysis of our investment portfolio.
Deposits and Other Sources of Funds
General. The Company’s primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short- term investments; and funds provided from operations.
Deposits. We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2019, our total deposits were $1.20 billion including interest bearing deposits of $1.03 billion and non-interest bearing deposits of $168.2 million.
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

Competition
We compete with other financial institutions and businesses both in attracting and retaining deposits and making loans in all of our principal markets. We believe the primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, technology, convenient locations and office hours, and alternative delivery systems. One such delivery system is remote deposit capture for those commercial customers that are not conveniently located near one of our branches or mobile banking for retail customers. Competition for deposit products comes primarily from other banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds, and other investment alternatives. We believe the primary factors in competing for loans are interest rates, loan origination fees, and the quality and the range of lending services. Successful loan originations tend to depend not only on interest rate and terms of the loan but also on being responsive and flexible to the customer’s needs. Competition for loans comes primarily from other banks, mortgage banking firms, credit unions, finance companies, leasing companies and other financial intermediaries. Some of our competitors are not subject to the same degree of regulation as that imposed on national banks or federally insured institutions, and these other institutions may be able to price loans and deposits more aggressively. We also face direct competition from other banks and their holding companies that have greater assets and resources than ours. However, we have been able to compete effectively with other financial institutions by building customer relationships with a focus on small-business solutions, including internet and mobile banking, electronic bill pay and remote deposit capture.

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
Sarbanes-Oxley Act.
The Sarbanes-Oxley Act of 2002 (SOX) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX and the SEC’s implementing regulations include provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, except (in the case of banking companies) loans in the normal course of business; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company’s auditors for non-audit services and limitations on the provision of such services; attestation requirements for company management and external auditors, relating to internal controls and procedures; and various increased criminal penalties for violations of federal securities laws.
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
2018 Regulatory Reform
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes provide a framework that could result in meaningful regulatory relief for community banks such as the Bank. The EGRRCPA provides banks the option to elect whether or not to opt in to the new framework. After analysis, management of the Bank determined to not opt in.
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
In addition to the minimum risk-based capital and leverage ratios, banking organizations must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer was fully phased in on January 1, 2019.
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
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person or group may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. Under the BHCA and Federal Reserve guidance thereunder, a person or group will be presumed to control a bank holding company if they acquire a certain percentage of the bank holding company or if one or more other control factors are present. The Federal Reserve recently finalized a new rule, which will go into effect on April 1, 2020, that makes certain modifications and clarifications to the ownership levels and control factors that create the presumption of control.
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

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), these are typically known as the “OFAC” rules. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “United States persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to United States jurisdiction (including property in the possession or control of United States persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.
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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago based on activity and membership requirements. As of December 31, 2019, the Bank had $7 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock.
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.
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
Employees
At March 10, 2020, we had 261 full-time employees and 288 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.
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
Our business may be adversely affected by conditions in the financial markets and economic conditions generally. We operate primarily in the Wisconsin and Minnesota markets. As a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. In addition, our business is susceptible to broader economic trends within the United States economy. Economic conditions have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, tariffs, unemployment, changes in securities markets, changes in housing market prices, geopolitical uncertainties, natural disasters, pandemics and election outcomes or other factors could impact economic conditions and, in turn, could have a material adverse effect on our financial condition and results of operations.
For example, it was reported in January 2020 that a novel strain of coronavirus, which first surfaced in China, had spread to several other countries, resulting in various uncertainties, including the potential impact to global economies, trade and consumer and corporate clients. To the extent uncertainty regarding the U.S. or global economy negatively impacts general economic conditions, consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
Deterioration in the markets for residential real estate, including secondary residential mortgage loan markets, could reduce our net income and profitability. During the severe recession that lasted from 2007 to 2009, softened residential housing markets, increased delinquency and default rates, and volatile and constrained secondary credit markets negatively impacted the mortgage industry. Our financial results were adversely affected by these effects including changes in real estate values, primarily in Wisconsin and Minnesota, and our net income declined as a result. Decreases in real estate values adversely affected the value of property used as collateral for loans as well as investments in our portfolio. Continued slow growth in the economy since 2009 resulted in increased competition and lower rates, which has negatively impacted our net income and profits.
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
We are subject to interest rate risk. Through our banking subsidiary, the Bank, our profitability depends in large part on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and mortgage-backed securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increase faster than the interest earned on loans and investments. Although the United States is currently in a low interest rate environment, there exists current speculation that interest rates may be even further reduced as a result of the economic impacts of the coronavirus. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time due to many factors that are beyond our control, including but not limited to: general economic conditions and government policy decisions, especially policies of the Federal Reserve Bank. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk.
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
We are subject to higher lending risks with respect to our commercial and agricultural banking activities which could adversely affect our financial condition and results of operations. Our loans include commercial and agricultural loans, which include loans secured by real estate as well as loans secured by personal property. Commercial real estate lending, including agricultural loans, typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Agricultural non-real estate loans carry significant risks as they may involve larger balances concentrated with a single borrower or group of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan for which an operating loan is utilized. Farming operations may be affected by factors outside of the borrower’s control, including adverse weather conditions, such as drought, hail or floods that can severely limit crop yields and declines in market prices for agricultural products. Although the Bank manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks will not materialize, in which event, our financial condition, results of operations, cash flows and business prospects could be materially adversely affected.
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
The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Company for our first fiscal year after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses Banking regulators expect the new accounting standard will increase the allowance for loan losses. Any change in the allowance for loan losses at the time of adoption will be an adjustment to retained earnings and would change the Bank’s capital levels. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At December 31, 2019, $180.1 million of our securities, were classified as available for sale and $2.9 million were classified as held to maturity. The estimated fair value of our available for sale securities portfolio may increase or decrease depending on market conditions. Our available for sale securities portfolio is comprised of fixed-rate, and to a lesser extent, floating rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our available for sale securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.
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
We have, in the past, recorded other than temporary impairment (“OTTI”) charges, principally arising from investments in non-agency mortgage-backed securities. We do not currently hold any non-agency mortgage backed securities. We continue to monitor our securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges related to securities in the future. Future OTTI charges would cause decreases to both Tier 1 and Risk-based capital levels which may expose the Company and/or the Bank to additional regulatory restrictions.
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
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person or group may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. Under the BHCA and Federal Reserve guidance thereunder, a person or group will be presumed to control a bank holding company if they acquire a certain percentage of the bank holding company or if one or more other control factors are present. The Federal Reserve recently finalized a new rule, which will go into effect on April 1, 2020, that makes certain modifications and clarifications to the ownership levels and control factors that create the presumption of control. The overall effect of the BHCA is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.
We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.
The Basel III Rules, which became effective for us on January 1, 2015, included new minimum risk-based capital and leverage ratios and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The Basel III Rules also establish a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The capital conservation buffer was fully phased in on January 1, 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. The application of more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the Basel III Rules could result in our having to lengthen the term of our funding sources, change our business models or increase our holdings of liquid assets. Specifically, the Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit the Company’s ability to pay dividends to stockholders.
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
The success of the F&M Merger and the ongoing integration of F&M into the Company’s operations will depend on a number of uncertain factors. We completed our acquisition of F&M in July 2019. The success of the F&M Merger, including without limitation the realization of anticipated benefits and cost savings, will depend on a number of factors, including, without limitation:
•the Company’s ability to integrate F&M Bank operations into the Bank’s current operations;
•the Company’s ability to limit the outflow of deposits held by its new customers in the acquired branch offices and to successfully retain and manage loans acquired in the F&M Merger;
•the Company’s ability to control the incremental non-interest expenses from the acquired branch offices;
•the Company’s ability to retain and attract the appropriate personnel to staff the acquired branch offices; and
•the Company’s ability to successfully combine and integrate the businesses of the Company and F&M in a manner that permits growth opportunities.

Integrating the acquired operations continues to be a significant undertaking, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. No assurance can be given that the Company will be able to integrate the acquired operations successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, the diversion of management attention and resources, or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the F&M Merger. The Company may also encounter unexpected difficulties or costs during the integration that could adversely affect its earnings and financial condition. Additionally, no assurance can be given that the operation of the acquired branches will not adversely affect the Company’s existing profitability, that the Company will be able to achieve results in the future similar to those achieved by its existing banking business, or that the Company will be able to manage any growth resulting from the F&M Merger effectively.
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
Our growth strategy includes selectively acquiring businesses through acquisitions of other banks, and our ability to consummate these acquisitions on economically advantageous terms acceptable to us in the future is unknown. Our growth strategy includes acquisitions of other banks that serve customers or markets we find desirable, including our recent acquisitions of Community Bank of Northern Wisconsin (“CBN”), WFC, United Bank and F&M. The market for acquisitions remains highly competitive, and we may be unable to find satisfactory acquisition candidates in the future that fit our acquisition and growth strategy. This competition could increase prices for potential acquisitions that we believe are attractive. Any such acquisitions could be funded through cash from operations, the issuance of equity and/or the incurrence of additional indebtedness, which amount may be material, or a combination thereof. Any acquisition could be dilutive to our earnings and stockholders’ equity per share of our common stock. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. To the extent that we are unable to find suitable acquisition candidates, an important component of our growth strategy may be lost.
Acquisition and expansion activities may disrupt our business, dilute existing stockholders and adversely affect our operating results. We recently acquired F&M in July 2019. We acquired United Bank in October 2018. We acquired WFC in August 2017 and CBN in May 2016. We intend to continue to evaluate potential acquisitions and expansion opportunities in the normal course of our business. Although the integration of WFC and CBN have been successfully completed and the integration of United Bank into our operations is proceeding well, we cannot assure you that we will be able to adequately or profitably manage the ongoing integration of F&M or any such future acquisitions. Acquiring other banks or financial service companies, such as F&M, as well as other geographic and product expansion activities, involve various risks including:
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
We may not be able to attract or retain key people. Our success depends, in part, on our ability to attract and retain key people. We depend on the talents and leadership of our executive team, including Stephen M. Bianchi, our Chief Executive Officer, and James S. Broucek, our Chief Financial Officer. Competition for the best people in most activities engaged in by us can be intense, and we may not be able to hire people or retain them. Although Mr. Bianchi and Mr. Broucek are under employment agreements expiring in 2022, unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.
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
The ability of the Bank to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. The Bank may not be able to generate adequate cash flow to pay us dividends in the future. The Company’s ability to pay dividends is also subject to the terms of its Business Note Agreement dated August 1, 2018, which prohibits the Company from making dividend payments while an event of default has occurred and is continuing under the loan agreement or from allowing payment of a dividend which would create an event of default. The Company has pledged 100% of Bank stock as collateral for the loan and credit facilities. The inability to receive dividends from the Bank could have an adverse effect on our business and financial condition.
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
Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 10,667,886 shares of our common stock held by nonaffiliates as of March 10, 2020. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases its main administrative offices located at 2174 EastRidge Center, Eau Claire, WI 54701. At December 31, 2019, the Bank had a total of 28 full-service branch offices located in the Wisconsin cities of Altoona, Barron, Eau Claire (2), Eleva, Ellsworth, Ettrick, Ladysmith, Lake Hallie, Mondovi, Osseo, Rice Lake (2), Spooner, Strum and
Tomah (2); and the Minnesota cities of Albert Lea, Blue Earth, Fairmont, Faribault, Mankato, Minnesota Lake, Oakdale, Red Wing, St. James, St. Peter and Wells. Of these, the Bank owns 22 and leases the remaining 6 branch offices. Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs. For more information on our properties and equipment, see Note 6, Office Properties and Equipment of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information on our leases, see Note 8, Leases of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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
We had approximately 622 stockholders of record at March 10, 2020. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
Dividends
The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. In determining the payment of cash dividends, our Board of Directors considers our earnings, capital and debt servicing requirements, the financial ratio guidelines of our regulators, our financial condition and other relevant factors.
The Company’s ability to pay dividends on its common stock is dependent on the dividend payments it receives from the Bank, since the Company receives substantially all of its revenue in the form of dividends from the Bank. Future dividends are not guaranteed and will depend on the Company’s ability to pay them. For more information on dividends, see Note 11, Capital Matters of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Purchases of Equity Securities by the Issuer
On October 24, 2019, the Board of Directors approved a stock repurchase program. Under this program the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of October 24, 2019, or 563,504 shares, from time to time through October 1, 2020. From February 3, 2020 through March 6, 2020, the Company repurchased 155,666 shares at an average price of $11.75, for a total investment of $1.84 million, in accordance with Rule 10b5-1 of the Securities and Exchange commission. The table below shows information about our repurchases of our common stock during the period beginning on October 24, 2019 (the date on which the plan was adopted) and ending on December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 24, 2019 - October 31, 2019	—	$—	—	563,504
November 1, 2019 - November 30, 2019	—	$—	—	563,504
December 1, 2019 - December 31, 2019	—	$—	—	563,504
Total	—	$—	—
This table does not include shares of common stock withheld from employees to satisfy tax withholding obligations associated with the vesting of restricted stock awards. During the three months ended December 31, 2019, the Company withheld an aggregate of 505 shares of common stock, with an average price of $11.13, from employees to satisfy such tax withholding obligations.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected historical financial and other data of the Company for the years and at the dates indicated. The information at December 31, 2019 and December 31, 2018, and for the twelve months ended December 31, 2019, the three months ended December 31, 2018, and the year ended September 30, 2018 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of the Company that appear in this Transition Report on Form 10-K. The information at September 30, 2018, 2017 and 2016 and the years ended September 30, 2017 and 2016 is derived in part from audited financial statements that do not appear in this Annual Report on Form 10-K. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8., “Financial Statements and Supplementary Data” included in this Form 10-K. See discussion of the Company’s acquisitions in Item 1., “Business”, in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 2. “Acquisition” in the consolidated financial statements.

	Year ended December 31,	Three month transition period ended December 31,
	2,019	2018
Selected Results of Operations Data:
Interest income	$60,423	$13,047
Interest expense	16,910	3,007
Net interest income	43,513	10,040
Provision for loan losses	3,525	950
Net interest income after provision for loan losses	39,988	9,090
Fees and service charges	8,649	1,790
Other non-interest income	6,326	736
Non-interest income	14,975	2,526
Non-interest expense	42,686	9,794
Income before provision for income taxes	12,277	1,822
Income tax provision	2,814	561
Net income	$9,463	$1,261
Per Share Data: (1)
Net income per share (basic) (1)	$0.85	$0.12
Net income per share (diluted) (1)	$0.85	$0.12
Cash dividends per common share	$0.20	$—
Book value per share at end of period	$13.36	$12.62
Tangible book value per share at end of period	$9.89	$9.03

CITIZENS COMMUNITY BANCORP, INC.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
	Year ended December 31,	Three month transition period ended December 31,
	2019	2018
Selected Financial Condition Data:
Total assets	1,531,249	1,287,924
Investment securities	182,970	151,575
Total loans, net of deferred costs (fees)	1,177,380	992,556
Total deposits	1,195,702	1,007,512
Short-term FHLB borrowings	73,471	98,813
Other FHLB borrowings	57,500	11,000
Other borrowings	43,560	24,647
Total shareholders’ equity	150,553	138,187
Weighted average basic common shares outstanding	11,114,328	10,942,920
Weighted average diluted common shares outstanding	11,121,435	10,967,386
Performance Ratios:
Return on average assets	0.68%	0.42%
Return on average total shareholders’ equity	6.59%	3.65%
Net interest margin (2)	3.37%	3.56%
Net interest spread (2)
Average during period	3.13%	3.32%
End of period	3.46%	3.68%
Net overhead ratio (3)	1.98%	2.44%
Average loan-to-average deposit ratio	98.55%	94.99%
Average interest bearing assets to average interest bearing liabilities	118.35%	122.68%
Efficiency ratio (4)	72.98%	77.94%
Asset Quality Ratios:
Non-performing loans to total loans (5)	1.71%	0.82%
Allowance for loan losses to:
Total loans (net of unearned income)	0.88%	0.77%
Non-performing loans	51.19%	93.99%
Net charge-offs to average loans	0.08%	0.04%
Non-performing assets to total assets	1.41%	0.83%
Capital Ratios:
Shareholders’ equity to assets (6)	9.83%	10.73%
Average equity to average assets (6)	10.26%	11.52%
Tier 1 capital (leverage ratio) (7)	10.4%	9.7%
Total risk-based capital (7)	13.1%	12.7%

CITIZENS COMMUNITY BANCORP, INC.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
	Years ended September 30, (dollars in thousands, except per share data)
	2018	2017	2016
Selected Results of Operations Data:
Interest income	38,896	$27,878	$25,084
Interest expense	8,593	5,610	5,007
Net interest income	30,303	22,268	20,077
Provision for loan losses	1,300	319	75
Net interest income after provision for loan losses	29,003	21,949	20,002
Fees and service charges	4,635	2,937	2,923
Net (loss) gain on sale of available for sale securities	(17)	111	63
Other non-interest income	2,752	1,703	929
Non-interest income	7,370	4,751	3,915
Non-interest expense	29,764	22,878	20,058
Income before provision for income taxes	6,609	3,822	3,859
Income tax provision	2,326	1,323	1,286
Net income	$4,283	$2,499	$2,573
Per Share Data: (1)
Net income per share (basic) (1)	$0.72	$0.47	$0.49
Net income per share (diluted) (1)	$0.58	$0.46	$0.49
Cash dividends per common share	$0.20	$0.16	$0.12
Book value per share at end of period	$12.45	$12.48	$12.27
Tangible book value per share at end of period	$11.05	$9.78	$11.22

CITIZENS COMMUNITY BANCORP, INC.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
	Years ended September 30, (dollars in thousands, except per share data)
	2018	2017	2016
Selected Financial Condition Data:
Total assets	975,409	940,664	695,865
Investment securities	123,101	101,336	86,792
Total loans, net of deferred costs (fees)	759,247	732,995	574,439
Total deposits	746,529	742,504	557,677
Short-term FHLB borrowings	63,000	90,000	45,461
Other FHLB borrowings	—	—	13,830
Other borrowings	24,619	30,319	11,000
Total shareholders’ equity	135,847	73,483	64,544
Weighted average basic common shares outstanding	5,943,891	5,361,843	5,241,458
Weighted average diluted common shares outstanding	7,335,247	5,378,360	5,257,304
Performance Ratios:
Return on average assets	0.45%	0.34%	0.40%
Return on average total shareholders’ equity	4.35%	3.76%	4.08%
Net interest margin (2)	3.42%	3.31%	3.27%
Net interest spread (2)
Average during period	3.27%	3.19%	3.15%
End of period	3.37%	3.47%	3.31%
Net overhead ratio (3)	2.35%	2.48%	2.39%
Average loan-to-average deposit ratio	99.52%	100.87%	101.08%
Average interest bearing assets to average interest bearing liabilities	114.92%	114.96%	114.38%
Efficiency ratio (4)	79.01%	84.67%	83.60%
Asset Quality Ratios:
Non-performing loans to total loans (5)	1.10%	1.10%	0.62%
Allowance for loan losses to:
Total loans (net of unearned income)	0.89%	0.81%	1.06%
Non-performing loans	81.04%	73.90%	169.92%
Net charge-offs to average loans	0.07%	0.07%	0.10%
Non-performing assets to total assets	1.14%	1.49%	0.62%
Capital Ratios:
Shareholders’ equity to assets (6)	13.93%	7.81%	9.28%
Average equity to average assets (6)	10.32%	9.09%	9.87%
Tier 1 capital (leverage ratio) (7)	9.2%	9.2%	9.3%
Total risk-based capital (7)	13.1%	13.2%	14.1%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our results of operations for the year ended December 31, 2019 and the comparable unaudited twelve month period ended December 31, 2018, the three month transition period from October 1, 2018 to December 31, 2018 and the comparable unaudited three-month period ended December 31, 2017, and our financial position as of December 31, 2019 and December 31, 2018 , respectively. The MD&A should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this Annual Report on Form 10-K for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended December 31, 2019 and September 30, 2018.
Historically, our fiscal years ended on September 30. On September 25, 2018, the Board of Directors of the Company adopted a resolution to change the Company’s fiscal year end from September 30 to December 31. The transition period began October 1, 2018 and ended December 31, 2018. In addition, on September 25, 2018, the Board of Directors of the Bank also adopted resolutions to amend the Bank’s bylaws to change the Bank’s fiscal year end from September 30 to December 31, commencing December 31, 2018. In connection with this change, we previously filed a Transition Report on Form 10-K to report the results of the three month transition period from October 1, 2018 to December 31, 2018.
PERFORMANCE SUMMARY
The following is a brief summary of some of the significant factors that affected our operating results for the twelve months ended December 31, 2019. These items include the impact of the United Bank and F&M acquisitions, merger charges related to the acquisitions, the sale of the Bank’s only branch in Michigan during the second quarter of 2019 and the impact of higher professional service charges due to the change in our fiscal year end. In October 2018, we closed on the United Bank acquisition. As such, the transition period ended December 31, 2018, included approximately two and one half months impact of United Bank performance results offset by the impact of merger charges. The year ended December 31, 2019 included a full year of United Bank results and significantly lower merger charges. On July 1, 2019, we closed on the F&M acquisition. As a result, fiscal 2019 was positively impacted by six months of F&M income, which was more than offset by merger charges. Total related merger and acquisition charges were $3.9 million in fiscal 2019. Fiscal 2019 operating results were positively impacted by the net gain on sale of the Michigan branch totaling $2.3 million. Fiscal 2019 also included $0.4 million of professional fees related to the change in our fiscal year end.
When comparing, year over year results, changes in net interest income, non-interest income and non-interest expense are primarily due to the items discussed above. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
On July 1, 2019, the Company completed its previously announced acquisition (the “Acquisition”) of F. & M. Bancorp. of Tomah Inc. (“F&M”), which enhanced the composition of core community banking loans and increased our market presence in Wisconsin. In connection with the acquisition, the Company merged F&M with and into the Bank, with the Bank surviving the merger. See Note 2, “Acquisition” for additional information.
We reported net income of $9.46 million for the twelve months ended December 31, 2019, compared to net income of $4.20 million for the twelve months ended December 31, 2018. Diluted earnings per share were $0.85 for the twelve months ended December 31, 2019 compared to $0.49 for the twelve months ended December 31, 2018. Return on average assets for the twelve months ended December 31, 2019 was 0.68%, compared to 0.46% for the twelve months ended December 31, 2018. The return on average equity was 6.59% for the twelve months ended December 31, 2019 and 3.92% for the comparable period in 2018.
Management continues to execute its strategy to grow its commercial banking loan portfolios. In addition, the growth has allowed us to reduce concentrations in certain other loan portfolio segments, primarily those with longer-term fixed rates. We view our loan portfolio as follows: the Community Banking loan portfolio reflects management’s strategy to grow its commercial banking business and consumer lending. The Legacy loan portfolio reflects management’s planned reduction strategy to sell substantially all newly originated fixed rate one to four family residential real estate loans in the secondary market, and the discontinuation of originated and purchased indirect paper loans.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. Below is a discussion of our critical accounting estimates.
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
Our determination of the allowance for loan losses is based on (1) specific allowances for specifically identified and evaluated impaired loans and their corresponding estimated loss based on likelihood of default, payment history and net realizable value of underlying collateral. Specific allocations for collateral dependent loans are based on fair value of the underlying collateral relative to the unpaid principal balance of individually impaired loans. For loans that are not collateral dependent, the specific allocation is based on the present value of expected future cash flows discounted at the loan’s original effective interest rate through the repayment period; and (2) a general allowance on loans not specifically identified in (1) above, based on historical loss ratios, which are adjusted for qualitative and general economic factors. We continue to refine our allowance for loan losses methodology, with an increased emphasis on historical performance adjusted for applicable economic and qualitative factors.
Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, any of which estimates may be susceptible to significant change. In our opinion, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolio.

Goodwill and Other Intangible Assets.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of December 31, 2019 which is related to its banking activities. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2019.
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

In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include but are not limited to; loans, investment securities, goodwill, core deposit intangible assets and deferred tax assets, among others. Specific assumptions, estimates and judgments utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 2, 3, 4, 5, 6, 7, 14 and 15 of Notes to Consolidated Financial Statements.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of December 31, 2019, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
Business Combinations.
Business combinations are accounted for by applying the acquisition method of accounting. As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value, and recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of operations from the date of acquisition. The calculation of intangible assets, including core deposit intangibles, and the fair value of loans are based on significant judgments. Core deposit intangibles are calculated using a discounted cash flow model, based on various factors including, among others, discount rate, attrition rate, interest rate and cost of alternative funds.
Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses. Any allowance for loan loss on these pools reflects only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be collected). Determining the fair value of the acquired loans involves estimating the cash flows expected to be collected from both principal and interest on acquired loans, and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value, including, among others, the remaining life of the loans, delinquency status, estimated prepayments, internal risk ratings, estimated value of underlying collateral and interest rate environment.
STATEMENT OF OPERATIONS ANALYSIS
Twelve months ended December 31, 2019 vs. Twelve months ended December 31, 2018
Only as limited to the following sub-section of “Management’s Discussion and Analysis of Results of Operations” for the comparative twelve-month periods ended December 31, 2019 and December 31, 2018 (unaudited); (“2019”) and (“2018”) shall refer to the twelve-month periods ended December 31, 2019 and 2018, respectively.
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

Net interest income was $43.5 million for 2019 compared to $32.8 million for 2018. This increase was largely due to the increase in loan interest income resulting from the United Bank and F&M acquisitions and to a lesser extent, organic growth, partially offset higher deposit expense due to the increase in deposits from the United Bank and F&M acquisitions, and organic growth. In addition, scheduled loan accretion increased $0.3 million to $0.9 million for 2019 from $0.6 million for 2018. To fund the F&M acquisition, the Company increased debt resulting in interest expense of $0.3 million in 2019, which offset the benefit of increased scheduled accretion. Accretion due to the payoffs of purchased credit loans increased to $0.4 million for 2019 from $0.2 million for 2018.
The net interest margin for 2019 was 3.37% compared to 3.46% for 2018. The decrease in net interest margin is due to higher deposit costs, partially offset by higher loan yields.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest earning assets on a tax-equivalent basis, rates paid on interest bearing liabilities and the resultant spread at December 31, 2019 and December 31, 2018. Non-accruing loans average balances are included in the table with the loans carrying a zero yield.

	Twelve months ended December 31, 2019			Twelve months ended December 31, 2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$29,948	$672	2.24%	$28,044	$435	1.55%
Loans	1,074,952	54,647	5.08%	782,846	38,658	4.94%
Interest-bearing deposits	5,841	137	2.35%	7,735	157	2.03%
Investment securities (1)	171,747	4,332	2.60%	127,191	2,856	2.40%
Other investments	12,442	635	5.10%	7,930	425	5.36%
Total interest earning assets (1)	$1,294,930	$60,423	4.68%	$953,746	$42,531	4.48%
Average interest-bearing liabilities:
Savings accounts	$155,848	$651	0.42%	$112,056	$285	0.25%
Demand deposits	204,296	1,677	0.82%	153,234	551	0.36%
Money market	182,103	1,988	1.09%	122,791	937	0.76%
CD’s	352,924	7,114	2.02%	280,871	4,297	1.53%
IRA’s	42,134	744	1.77%	34,349	402	1.17%
Total deposits	$937,305	$12,174	1.30%	$703,301	$6,472	0.92%
FHLB Advances and other borrowings	156,885	4,736	3.02%	107,120	3,243	3.03%
Total interest-bearing liabilities	$1,094,190	$16,910	1.55%	$810,421	$9,715	1.20%
Net interest income		$43,513			$32,816
Interest rate spread			3.13%			3.28%
Net interest margin (1)			3.37%			3.46%
Average interest earning assets to average interest-bearing liabilities			1.18%			1.18%

(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21% 2019 and the three months ended December 31, 2018 and 24.5% for the nine months ended September 30, 2018. The FTE adjustment to net interest income included in the rate calculations totaled $120 and $201 for the twelve month periods ended December 31, 2019 and 2018, respectively.

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

	Twelve months ended December 31, 2019 v. 2018 Increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$31	$206	$237
Loans	14,808	1,181	15,989
Interest-bearing deposits	(42)	22	(20)
Investment securities	1,137	339	1,476
Other investments	232	(22)	210
Total interest earning assets	$16,166	$1,726	$17,892
Interest expense:
Savings accounts	$133	$233	$366
Demand deposits	222	904	1,126
Money market accounts	537	514	1,051
CD’s	1,239	1,578	2,817
IRA’s	103	239	342
Total deposits	2,234	3,468	5,702
FHLB Advances and other borrowings	1,502	(9)	1,493
Total interest bearing liabilities	3,736	3,459	7,195
Net interest income	$12,430	$(1,733)	$10,697

(1)	the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio.
We recorded provisions for loan losses of $3.5 million for 2019 compared to $2.2 million for 2018. For 2019, approximately $2.0 million of provision related to growth in the originated loan portfolio, $0.43 million related to net charge-offs in the legacy portfolios and approximately $1.0 million of provision growth was attributed to specific reserves. In 2018, the provision was approximately $1.75 million primarily related to originated loan growth, and also, due to modest growth in the specific reserve and charge-offs of $0.4 million. The increase in specific reserves largely relates to the $10.4 million increase in classified assets in the originated loan portfolio. In 2019, the Bank provided $0.4 million specific reserves that were also charged off in 2019. The specific reserve increase relates largely to $0.7 million specific reserve attributed to two commercial credits, with the remaining increase in specific reserves related to one- to four-family residential loans and smaller commercial relationships.
Also contributing to higher provision for loan losses was the impact of the remix of the loan portfolio to commercial lending and runoff of one to four residential and indirect loans, which will increase the allowance due to higher provision levels on commercial lending utilized by the Bank. Management believes that the provision taken for the year ended December 31, 2019 is adequate in view of the present condition of the Bank’s loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or other factors could all affect the adequacy of our ALL.

If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See Note 1, “Nature of Business and Summary of Significant Accounting Policies - Allowance for Loan Losses” of “Notes to Consolidated Financial Statements and Supplementary Data” to this Form 10-K, for further analysis of the provision for loan losses.
Non-Interest Income. The following table reflects the various components of non-interest income for 2019 and 2018, respectively.

	Twelve months ended December 31,		Change from prior year
	2019	2018	2019 over 2018
Non-interest Income:
Service charges on deposit accounts	$2,368	$1,951	21.37%
Interchange income	1,735	1,314	32.04%
Loan servicing income	2,674	1,561	71.30%
Gain on sale of loans	2,462	1,037	137.42%
Loan fees and service charges	1,145	640	78.91%
Insurance commission income	734	716	2.51%
Gains (losses) on available for sale securities	271	(17)	(1,694.12)%
Gain on sale of branch	2,295	—	N/M
Other	1,291	755	70.99%
Total non-interest income	$14,975	$7,957	88.20%
N/M means not meaningful
The higher level of non-interest income primarily relates to the impact of twelve months of United Bank and six months of F&M activity in 2019 compared to two and one half months of United Bank activity in 2018.
The increase in gains on sale of loans in 2019 reflects the impact of the merger discussed above, increased mortgage activity from the lower interest rate environment and $0.4 million of gain on sale of government guarantees of certain agricultural loans. In addition to the merger activity, loan fees and service charges increase also reflected higher commercial customer activity. Gain (losses) on available for sale securities reflects the municipal bond sale disclosed in more detail in the balance sheet analysis section. The Company sold the Rochester Hills, Michigan branch in the second quarter of 2019 for a $2.3 million gain, recorded in the gain on sale of branch line item above. In addition to the merger activity increases in other non-interest income, we recorded the receipt of a one-time payment of approximately $0.2 million on a loan charged-off prior to the Company’s acquisition.

Non-Interest Expense. The following table reflects the various components of non-interest expense for 2019 and 2018.

	Twelve months ended December 31,		% Change From prior year
	2019	2018	2019 over 2018
Non-interest Expense:
Compensation and related benefits	$20,325	$16,370	24.16%
Occupancy	3,697	3,078	20.11%
Office	2,188	1,775	23.27%
Data processing	3,938	3,217	22.41%
Amortization of intangible assets	1,497	808	85.27%
Amortization of mortgage servicing rights	1,108	420	163.81%
Advertising, marketing and public relations	1,214	822	47.69%
FDIC premium assessment	258	474	(45.57)%
Professional services	2,457	2,753	(10.75)%
(Gains) losses on repossessed assets, net	(125)	491	(125.46)%
Other	6,129	2,207	177.71%
Total non-interest expense	$42,686	$32,415	31.69%
Non-interest expense (annualized) / Average assets	3.05%	3.54%
The higher level of non-interest income primarily relates to the impact of twelve months of United Bank and six months of F&M activity in 2019 compared to two and one half months of United Bank activity in 2018.
Amortization of mortgage servicing rights increase in 2019 from 2018 is due (1) a larger servicing portfolio primarily from the United Bank acquisition and lower interest rates which resulted in recording $0.3 million of MSR impairment which is included in amortization of mortgage servicing rights on the consolidated statement of operations and in the preceding table.
Advertising, marketing and public relations increase in expense in 2019 from 2018, reflects the 2019 Company branding of merged bank operations with two bank conversions in less than six months. Fiscal 2020 advertising, marketing and public relations expense is expected to decrease to the run rates previously experienced by the Company when including the run rates of the acquired companies.
FDIC premium assessment decreased due to two quarters of FDIC application of the Small Bank Assessment Credits. The Bank has approximately $0.05 million of remaining potential credits, whose application will be determined by the FDIC.
Professional fees related to merger expenses decreased $0.4 million to $0.5 million for 2019 compared to $0.9 million in 2018.
Other non-interest expense was largely due to an increase in merger expenses of $3.1 million to $3.3 million in 2019 from $0.2 million in 2018.
Income Taxes. Income tax provision was $2.8 million for 2019 compared to $2.0 million for 2018. Tax expense was favorably impacted by a Department of Treasury ruling in the fourth quarter of 2019 related to the continued non-taxable nature of certain acquired bank owned life insurance. This resulted in a $0.3 million reduction in tax expense related to certain United Bank acquired bank owned life insurance contracts due to the elimination of previously established deferred tax liability on these contracts.
In addition, the federal income tax rate was 21% in 2019 compared to 24.5% for 2018 due to the impact of the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017. Applying the new accounting guidance for the Tax Act, resulted in additional income tax provision of $0.06 million for the year ended December 31, 2018.
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
Non-interest Income:
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

	Three months ended December 31,		% Change From prior year
	2018	2017 (unaudited)	2018 over 2017 (unaudited)
Non-interest Expense:
Compensation and related benefits	$4,946	$3,555	39.13%
Occupancy	808	705	14.61%
Office	464	438	5.94%
Data processing	993	704	41.05%
Amortization of intangible assets	325	162	100.62%
Amortization of mortgage servicing rights	175	90	94.44%
Advertising, marketing and public relations	226	149	51.68%
FDIC premium assessment	144	142	1.41%
Professional services	1,118	688	62.50%
Losses on repossessed assets, net	(30)	13	N/M
Other	625	497	25.75%
Total non-interest expense	$9,794	$7,143	37.11%
Non-interest expense (annualized) / Average assets	3.29%	3.10%
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
BALANCE SHEET ANALYSIS
Total assets increased $243.3 million to $1.53 billion at December 31, 2019 from $1.29 billion at December 31, 2018. The December 31, 2019 asset growth from December 31, 2018 included the impact of the F&M acquisition of $193.6 million and net organic loan growth of approximately $57 million.
Cash and Cash Equivalents. Cash and cash equivalents increased from $45.8 million at December 31, 2018 to $55.8 million at December 31, 2019. The increase is largely due to the impact of customer activity, primarily wires received later in the day at year-end.
Investment Securities. We manage our securities portfolio to provide liquidity, in an effort to improve interest rate risk, enhance income. Our investment portfolio is comprised of securities available for sale (AFS) and securities held to maturity (HTM) We have not purchased any securities for our HTM portfolio in in the past year and as such, the HTM portfolio balances have decreased.
Securities AFS (recorded at fair value), which represent the majority of our investment portfolio, grew to $180.1 million at December 31, 2019 compared with $146.7 million at December 31, 2018. The growth in the AFS portfolio was largely due to maintaining on-balance liquidity above the Company’s 10% target. Part of this growth is due to impact of the F&M acquisition, as noted above, which increased total assets.
Additionally, during the year, we sold the vast majority of our obligations of state and local government agency (municipal) portfolio. The proceeds from the sale, along with the growth in available for sale securities balances, were largely reinvested in mortgage-backed securities, corporate debt securities and investments in trust preferred securities, resulting in their respective increases. The trust preferred securities reprice based on LIBOR plus a spread, and current issuers of these securities are bank holding companies with assets of $50 billion or more.
The amortized cost and market values of our investment securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
December 31, 2019
U.S. government agency obligations	$52,020	$51,805
Obligations of states and political subdivisions	281	281
Mortgage backed securities	70,806	71,331
Corporate debt securities	18,776	18,725
Corporate asset based securities	27,718	26,854
Trust preferred securities	11,167	11,123
Total available for sale securities	$180,768	$180,119

December 31, 2018
U.S. government agency obligations	$46,215	$45,298
Obligations of states and political subdivisions	35,162	34,728
Mortgage backed securities	42,279	41,350
Agency securities	104	148
Corporate debt securities	6,577	6,305
Corporate asset based securities	18,928	18,896
Total available for sale securities	$149,265	$146,725

Held to maturity securities	Amortized Cost	Fair Value
December 31, 2019
Obligations of states and political subdivisions	$300	$302
Mortgage-backed securities	2,551	2,655
Total held to maturity securities	$2,851	$2,957

December 31, 2018
Obligations of states and political subdivisions	$1,701	$1,698
Mortgage-backed securities	3,149	3,174
Total held to maturity securities	$4,850	$4,872
The amortized cost and fair values of our investment securities by maturity, as of December 31, 2019 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$141	$141
Due after one year through five years	5,900	5,959
Due after five years through ten years	43,269	43,180
Due after ten years	60,652	59,508
Total securities with contractual maturities	109,962	108,788
Mortgage backed securities	70,806	71,331
Total available for sale securities	$180,768	$180,119

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$300	$302
Mortgage backed securities	2,551	2,655
Total held to maturity securities	$2,851	$2,957

The amortized cost and fair values of our investment securities by maturity, as of December 31, 2018 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,177	$2,172
Due after one year through five years	22,296	22,043
Due after five years through ten years	43,014	42,081
Due after ten years	39,395	38,931
Total securities with contractual maturities	106,882	105,227
Mortgage backed securities	42,279	41,350
Securities without contractual maturities	104	148
Total available for sale securities	$149,265	$146,725

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$680	$678
Due after one year through five years	1,021	1,020
Total securities with contractual maturities	1,701	1,698
Mortgage backed securities	3,149	3,174
Total held to maturity securities	$4,850	$4,872

The following tables show the fair value and gross unrealized losses of securities with unrealized losses, as of the dates indicated below, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. government agency obligations	$14,593	$156	$10,540	$191	$25,133	$347
Obligations of states and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities	22,537	62	5,883	48	28,420	110
Agency securities	—	—	—	—	—	—
Corporate debt securities	7,001	15	1,398	102	8,399	117
Corporate asset based securities	8,683	285	18,171	579	26,854	864
Trust preferred securities	7,420	79	—	—	7,420	79
Total available for sale securities	$60,234	$597	$35,992	$920	$96,226	$1,517

December 31, 2018
U.S. government agency obligations	$25,061	$165	$19,755	$765	$44,816	$930
Obligations of states and political subdivisions	5,807	28	24,124	428	29,931	456
Mortgage-backed securities	3,518	9	31,040	930	34,558	939
Agency securities	28	5	—	—	28	5
Corporate debt securities	1,233	17	5071	255	6,304	272
Corporate asset based securities	10,142	40	—	—	10,142	40
Total available for sale securities	$45,789	$264	$79,990	$2,378	$125,779	$2,642

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Total held to maturity securities	$—	$—	$—	$—	$—	$—

December 31, 2018
Obligations of states and political subdivisions	$1,290	$1	$409	$2	$1,699	$3
Mortgage-backed securities	1,238	3	1,319	14	2,557	17
Total held to maturity securities	$2,528	$4	$1,728	$16	$4,256	$20
Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

The composition of our investment securities portfolio by credit rating as of the periods indicated below was as follows:

	December 31,		December 31,
	2019		2018
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$122,826	$123,136	$88,494	$86,648
AAA	4,383	4,245	3,566	3,535
AA	23,475	22,749	42,608	42,305
A	18,776	18,725	12,991	12,662
BBB	11,167	11,123	—	—
Below investment grade	—	—	—	—
Non-rated	141	141	1,606	1,575
Total available for sale securities	$180,768	$180,119	$149,265	$146,725

	December 31,		December 31,
	2019		2018
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$2,551	$2,655	$3,149	$3,174
AAA	—	—	—	—
AA	125	126	395	395
A	—	—	956	955
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	175	176	350	348
Total	$2,851	$2,957	$4,850	$4,872
At December 31, 2019, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $5,990 and mortgage-backed securities with a carrying value of $13,999 as collateral against specific municipal deposits. At December 31, 2019, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $1,609 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, at December 31, 2019, there were no borrowings outstanding on this Federal Reserve Bank line of credit. At December 31, 2019, the Bank also has mortgage backed securities with a carrying value of $696 pledged as collateral to the Federal Home Loan Bank of Des Moines.
Loans. Total loans outstanding, net of deferred loan fees and costs, increased to $1.18 billion at December 31, 2019 from $992.6 million at December 31, 2018,
Gross loans increased to $1.19 billion at December 31, 2019 from $999.4 million at December 31, 2018, due to $130.3 million from the F&M acquisition and net organic loan growth of approximately $57 million. Approximately $12.7 million of the loan growth represented line of credit draws of a single customer taken on December 31, 2019, which were repaid on January 2, 2020. At December 31, 2019, total gross Community Banking portfolio loans, consisting of commercial, agricultural and consumer loans was $971.3 million or 82% of total gross loans, compared to $717.9 million or 72% of total gross loans at December 31, 2018. This mix change was primarily due to the impact of the F&M acquisition, and to a lesser extent, the continued mix shift to growing the community banking portfolio and the planned runoff of the legacy loan portfolio. The legacy portfolio loans, consisting of indirect paper and one-to-four family loans totaled $215.9 million or 18% at December 31, 2019 compared to $281.5 million or 28% at December 31, 2018.

The following table reflects the composition, or mix, of our loan portfolio at December 31, 2019 and the transition period ended December 31, 2018:

	December 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Community Banking Loan Portfolios:
Commercial/Agricultural real estate:
Commercial real estate	$514,459	43.7%	$357,959	36.1%
Agricultural real estate	85,363	7.3%	86,015	8.7%
Multi-family real estate	87,008	7.4%	69,400	7.0%
Construction and land development	86,410	7.3%	22,691	2.3%
Commercial/Agricultural non-real estate:
Commercial non-real estate	133,734	11.4%	112,427	11.3%
Agricultural non-real estate	37,780	3.2%	36,327	3.7%
Residential real estate:
Purchased HELOC loans	8,407	0.7%	12,883	1.3%
Consumer non-real estate:
Other consumer	18,186	1.5%	20,214	2.0%
Total Community Banking Loan Portfolios	971,347	82.5%	717,916	72.3%

Legacy Loan Portfolios:
Residential real estate:
One to four family	176,332	15.0%	209,926	21.2%
Consumer non-real estate:
Originated indirect paper	39,585	3.3%	56,585	5.7%
Purchased indirect paper	—	—%	15,006	1.5%
Total Legacy Loan Portfolios	215,917	18.3%	281,517	28.4%
Gross loans	1,187,264		999,433
Unearned net deferred fees and costs and loans in process	(393)	—%	409	—%
Unamortized discount on acquired loans	(9,491)	(0.8)%	(7,286)	(0.7)%
Total loans (net of unearned income and deferred expense)	1,177,380	100.0%	992,556	100.0%
Allowance for loan losses	(10,320)		(7,604)
Total loans receivable, net	$1,167,060		$984,952
Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. As illustrated above, at December 31, 2019, the largest loan concentration we identified was commercial real estate loans which comprised 44% of our total loan portfolio. Approximately 80% of our total gross loans are secured by real estate.
In September 2017, the Bank purchased, on a non-recourse basis, a 90% participation in $24 million of loans secured by second liens on certain residential real estate properties. The seller retained servicing of the purchased loans, and is paid a 40bp servicing fee, based on the outstanding balance of the purchased loans. The balance of the Bank’s share of the purchased loans decreased to $8.4 million at December 31, 2019 a decrease from $12.9 million at December 31, 2018.

The following table sets forth, as of December 31, 2019 and December 31, 2018 respectively the fixed and adjustable rate loans in our loan portfolio:

	December 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate loans:
Commercial/Agricultural real estate	$397,793	33.8%	$297,834	30.0%
Residential real estate	124,993	10.6%	162,656	16.4%
Total fixed rate real estate loans	522,786	44.4%	460,490	46.4%
Non-real estate loans:
Commercial/Agricultural non-real estate	135,264	11.5%	101,115	10.2%
Consumer non-real estate	57,644	4.9%	91,583	9.2%
Total fixed rate non-real estate loans	192,908	16.4%	192,698	19.4%
Total fixed rate loans	715,694	60.8%	653,188	65.8%
Adjustable rate loans:
Real estate:
Commercial/Agricultural real estate	375,446	31.9%	238,231	24.0%
Residential real estate	59,747	5.1%	60,153	6.1%
Total adjustable rate real estate loans	435,193	37.0%	298,384	30.1%
Non-real estate loans:

Commercial/Agricultural non-real estate	36,251	3.1%	47,639	4.8%
Consumer non-real estate	126	—%	222	0.0%
Total adjustable rate non-real estate loans	36,377	3.1%	47,861	4.8%
Total adjustable rate loans	471,570	40.1%	346,245	34.9%
Gross loans	1,187,264		999,433
Unearned net deferred fees and costs and loans in process	(393)	—%	409	—%
Unamortized discount on acquired loans	(9,491)	(0.9)%	(7,286)	(0.7)%
Total loans (net of unearned income)	1,177,380	100.0%	992,556	100.0%
Allowance for loan losses	(10,320)		(7,604)
Total loans receivable, net	$1,167,060		$984,952

Loan amounts and their contractual maturities at December 31, 2019 are as follows:

	Real estate				Non-real estate
	Commercial/Agricultural real estate		Residential real estate		Commercial/Agricultural non-real estate		Consumer non-real estate		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less (1)	$104,682	4.85%	$16,601	4.66%	$68,139	4.96%	$1,828	8.95%	$191,250	4.91%
Due after one year through five years	266,395	4.68%	42,909	5.16%	64,315	4.59%	19,280	5.80%	$392,899	4.77%
Due after five years	402,162	4.84%	125,229	4.94%	39,061	4.30%	36,663	5.35%	$603,115	4.84%
	$773,239	4.79%	$184,739	4.97%	$171,515	4.67%	$57,771	5.61%	$1,187,264	4.78%

(1)	Includes loans having no stated maturity and overdraft loans.

Loan amounts and their contractual maturities at December 31, 2018 are as follows:

	Real estate				Non-real estate
	Commercial/Agricultural real estate		Residential real estate		Commercial/Agricultural non-real estate		Consumer non-real estate		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less (1)	$56,473	4.93%	$22,717	4.62%	$63,985	5.61%	$2,405	7.60%	$145,580	5.23%
Due after one year through five years	201,254	4.70%	61,296	5.18%	60,884	4.80%	37,691	5.17%	361,125	4.85%
Due after five years	278,338	4.82%	138,796	4.95%	23,885	4.71%	51,709	5.34%	492,728	4.90%
	$536,065	4.78%	$222,809	4.98%	$148,754	5.14%	$91,805	5.33%	$999,433	4.93%

(1)	Includes loans having no stated maturity and overdraft loans.
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
Changes in the ALL by loan portfolio segment for the periods presented were as follows:

	Commercial/Agricultural Real Estate	Commercial/Agricultural Non-real Estate	Residential Real Estate	Consumer Non-real Estate	Unallocated	Total
Year ended December 31, 2019:
Allowance for Loan Losses:
Beginning balance, January 1, 2019	$4,019	$1,258	$1,048	$641	$153	$7,119
Charge-offs	(355)	—	(120)	(257)	—	(732)
Recoveries	—	—	—	84	—	84
Provision	2,541	385	(49)	(1)	204	3,080
Total Allowance on originated loans	$6,205	$1,643	$879	$467	$357	$9,551
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2019	$183	$32	$205	$65	$—	$485
Charge-offs	(26)	—	(120)	(33)	—	(179)
Recoveries	3	—	5	10	—	18
Provision	366	(5)	73	11	—	445
Total allowance on other acquired loans	$526	$27	$163	$53	$—	$769
Total allowance on acquired loans	$526	$27	$163	$53	$—	$769
Ending balance, December 31, 2019	$6,731	$1,670	$1,042	$520	$357	$10,320

	Commercial/Agricultural Real Estate	Commercial/Agricultural Non-real Estate	Residential Real Estate	Consumer Non-real Estate	Unallocated	Total
Three months ended December 31, 2018:
Allowance for Loan Losses:
Beginning balance, October 1, 2018	$3,276	$1,040	$1,035	$664	$282	$6,297
Charge-offs	—	—	(11)	(78)	—	(89)
Recoveries	—	—	—	22	—	22
Provision	743	218	24	33	(129)	889
Total Allowance on originated loans	$4,019	$1,258	$1,048	$641	$153	$7,119
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, October 1, 2018	$168	$29	$169	$85	$—	$451
Charge-offs	—	—	(32)	(1)	—	(33)
Recoveries	—	—	4	2	—	6
Provision	15	3	64	(21)	—	61
Total Allowance on other acquired loans	$183	$32	$205	$65	$—	$485
Total Allowance on acquired loans	$183	$32	$205	$65	$—	$485
Ending balance, December 31, 2018	$4,202	$1,290	$1,253	$706	$153	$7,604
The specific credit allocation for the ALL is based on a regular analysis of all originated loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At December 31, 2019, the Company has identified impaired loans of $63.2 million, consisting of $12.6 million TDR loans, the carrying amount of purchased credit impaired loans of $32 million and $18.6 million of substandard non-TDR loans. The $63.2 million total of impaired loans includes $5.4 million of performing TDR loans. At December 31, 2018, the Company has identified impaired loans of $47.3 million, consisting of $8.7 million TDR loans, the carrying amount of purchased credit impaired loans of $24.8 million and $13.8 million of substandard non-TDR loans. The $47.3 million total of impaired loans includes $6.1 million of performing TDR loans.
At December 31, 2019, the allowance for loan losses was $10.3 million or 0.88% of our total loan portfolio, compared to $7.6 million, or 0.77% of our total loan portfolio at December 31, 2018. This level was based on our analysis of the loan portfolio risk at each of December 31, 2019 and December 31, 2018, as discussed above. This ratio is modestly impacted by the percentage of gross acquired loans to gross loans which decreased to 36% at December 31, 2019 compared to 38% at December 31, 2018. The Bank had $424.7 million in gross loans at December 31, 2019, which were recorded at fair market value at acquisition. At December 31, 2018, the Bank had $379.6 million in gross loans, which were recorded at fair market value at acquisition.
The Bank increased its commercial and agricultural loan portfolios from last year as part of its strategic plan. The increased loan volume and introduction of new loan products carries an elevated level of risk as the Bank does not have a long history in these business lines. However, we believe our current ALL is adequate to cover probable losses in our current loan portfolio.
All of the nine factors identified in the FFIEC’s Interagency Policy Statement on the Allowance for Loan and Lease Losses are taken into account in determining the ALL. The impact of the factors in general categories are subject to change; thus the allocations are management’s estimate of the loan loss categories in which the probable and inherent loss has occurred as of the date of our assessment. Of the nine factors, we believe the following have the greatest impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales: (1) lending policies and procedures; (2) economic and business conditions; and (3) the value of the underlying collateral. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allocated allowance. The general component of our ALL covers non-impaired loans and is based on historical loss experience adjusted for these and other qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available. These refinements could also cause increases or decreases in the ALL. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.

The following table identifies the various components of non-performing assets as of the dates indicated below:

	December 31, 2019 and twelve months ended	December 31, 2018 and twelve months ended	September 30, 2018 and twelve months ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$5,705	$808	$499
Agricultural real estate	7,568	2,019	2,636
Commercial non-real estate	1,850	1,314	1,196
Agricultural non-real estate	1,702	762	853
One to four family	2,063	2,331	1,939
Consumer non-real estate	168	120	87
Total nonaccrual loans	$19,056	$7,354	$7,210
Accruing loans past due 90 days or more	1,104	736	1,117
Total nonperforming loans (“NPLs”)	20,160	8,090	8,327
Other real estate owned	1,429	2,522	2,749
Other collateral owned	31	48	19
Total nonperforming assets (“NPAs”)	$21,620	$10,660	$11,095
Troubled Debt Restructurings (“TDRs”)	$12,594	$8,722	$8,418
Nonaccrual TDRs	$7,198	$2,667	$2,687
Average outstanding loan balance	$1,074,952	$782,846	$735,602
Loans, end of period	$1,177,380	$992,556	$759,247
Total assets, end of period	$1,531,249	$1,287,924	$975,409
ALL, at beginning of period	$7,604	$5,859	$5,942
Loans charged off:
Commercial/Agricultural real estate	(381)	(73)	(74)
Commercial/Agricultural non-real estate	—	(52)	(52)
Residential real estate	(239)	(221)	(202)
Consumer non-real estate	(291)	(265)	(379)
Total loans charged off	(911)	(611)	(707)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	3	—	—
Commercial/Agricultural non-real estate	1	13	12
Residential real estate	5	70	80
Consumer non-real estate	93	123	121
Total recoveries of loans previously charged off:	102	206	213
Net loans charged off (“NCOs”)	(809)	(405)	(494)
Additions to ALL via provision for loan losses charged to operations	3,525	2,150	1,300
ALL, at end of period	$10,320	$7,604	$6,748
Ratios:
ALL to NCOs (annualized)	1,275.65%	1,877.53%	1,365.99%
NCOs (annualized) to average loans	0.08%	0.05%	0.07%
ALL to total loans	0.88%	0.77%	0.89%
NPLs to total loans	1.71%	0.82%	1.10%
NPAs to total assets	1.41%	0.83%	1.14%

Loans 30-89 days or more past due increased $2.3 million at December 31, 2019 compared to December 31, 2018, largely related to increases in commercial and one to four family real estate loans 30-59 days delinquent. Nonaccrual loans increased from $7.3 million at December 31, 2018 to $19.1 million at December 31, 2019, primarily due to increases in agricultural nonaccrual acquired loans. While agricultural loans make up approximately 10% of the Bank’s loan portfolio, nonaccrual loans secured by agricultural collateral account for 49% or $9.3 million of the Bank’s nonaccrual loans, largely due to loans acquired in acquisitions. We believe our credit and underwriting policies continue to support more effective lending decisions by the Bank, which increases the likelihood of maintaining loan quality going forward. Refer to the “Risk Management and the Allowance for Loan Losses” section below for more information related to non-performing loans.
For the year ended December 31, 2019, loan charge-offs were $0.911 million, compared to $0.707 million for the year ended September 30, 2018, largely due to an increase in commercial and agricultural real estate loans. During the transition period ended December 31, 2018, loan charge-offs were $0.122 million.
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
Non-performing assets include non-performing loans, other real estate owned and other collateral owned. Our non-performing assets were $21.6 million at December 31, 2019 or 1.41% compared to $10.7 million at December 31, 2018, or 0.83% of total assets. This represented an increase from December 31, 2018 of $10.9 million. This increase included $5.4 million of loans acquired due to the F&M acquisition. In addition, the Bank added approximately $4.3 million of loan acquired in the late 2018 acquisition of United Bank to nonaccrual loan and nonperforming loans.

Mortgage Servicing Rights. Mortgage servicing rights (“MSR”) assets initially arose as a result of the WFC merger. WFC had retained the right to service certain loans sold in the secondary market. The Company continues to sell loans to investors in the secondary market and generally retains the rights to service mortgage loans sold to others. Our MSR asset grew with the United Bank acquisition. MSR assets are initially measured at fair value; assessed at least quarterly for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations. The valuation of MSRs and related amortization thereon are based on numerous factors, assumptions and judgments, such as those for: changes in the mix of loans, interest rates, prepayment speeds, and default rates. Changes in these factors, assumptions and judgments may have a material effect on the valuation and amortization of MSRs. Although management believes that the assumptions used to evaluate the MSRs for impairment are reasonable, future adjustment may be necessary if future economic conditions differ substantially from the economic assumptions used to determine the value of MSRs.
The fair market value of the Company’s MSR asset decreased from $5.2 million at December 31, 2018 to $4.3 million at December 31, 2019, primarily due to increased amortization and $0.25 million of impairment recorded on the MSR asset due to the impact of higher prepayment activity. The unpaid balances of one- to four-family residential real estate loans serviced for others as of December 31, 2019 and December 31, 2018 were $524,715 and $518,476, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at December 31, 2019 and December 31, 2018 was 0.82% and 1.01%, respectively.

Office Properties and Equipment. At December 31, 2019, we had $21.1 million of office properties and equipment compared to $13.5 million at December 31, 2018. The increase consisted primarily of the purchase of three formerly leased branch locations totaling $5.3 million. In addition, we acquired $2.7 million related to the F&M acquisition.
Intangible Assets. We have intangible assets of $7.6 million comprised of core deposit intangible assets arising from various acquisitions from 2016 through 2019 and the premium on the Wells Insurance Agency customer relationships. This balance increased $0.1 million, net from the December 31, 2018 balance of $7.5 million. The increase was due to the $1.6 million core deposit intangible arising from the F&M acquisition, offset by amortization of $1.5 million. Amortization of intangibles increased due to a full year of amortization of United Bank’s and six months of amortization from F&M’s core deposit intangible.
Bank Owned Life Insurance. The increase in balances of $5.3 million from December 31, 2018 to $23.1 million at December 31, 2019 was largely due to bank owned life insurance acquired in the F&M acquisition.
Other Assets. Other assets increased by $2.5 million to $5.8 million at December 31, 2019, due primarily to the adoption of new accounting standards requiring asset recognition for operating leases which totaled $2.8 million at December 31, 2019.
Deposits. Deposits are our largest source of funds. Total deposits increased to $1.20 billion at December 31, 2019 from $1.01 billion at December 31, 2018. The increase in deposits is largely attributed to the $148.6 million of deposits acquired in the F&M acquisition and organic growth, partially offset by the sale of our only branch in Michigan in the second quarter which totaled $34.1 million. Approximately $12.7 million of December 31, 2019 deposits represented draws on lines of credit by a single customer, taken on December 31, 2019, with the proceeds deposited into the customer’s money market accounts and subsequently repaid on January 2, 2020. The remaining deposit growth is attributed to retail certificate growth and growth in non-maturity commercial deposit relationships. Average total deposits for the three-month transition period ended December 31, 2018 were $959 million, compared to $1.16 billion for the three months ended December 31, 2019. The average balances changed for similar reasons as noted above.
Brokered deposits were $50.4 million at December 31, 2019 and $55.3 million at December 31, 2018. Brokered deposits are utilized to replace deposit runoff from closed branches, raise funds at lower costs than other deposit growth opportunities and manage interest rate risk through deposit maturity extensions. Brokered deposits represent 4.2% of total deposits. Brokered deposit levels are within all regulatory directives.
Deposits in closed branches were $25.5 million at December 31, 2019 compared to $35.4 million at December 31, 2018, which is a decrease of $9.9 million.

Federal Home Loan Bank (FHLB) advances and other borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2019 and December 31, 2018 is as follows:

		December 31,
		2019			2018
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2019	$—	—%	—%	$99,000	2.49%	2.61%
	2020	69,000	1.67%	2.05%	—	—%	—%
	2021	4,000	1.85%	2.16%	—	—%	—%
	2022	15,000	2.34%	2.45%	11,000	2.45%	2.45%
	2023	—	—%	—%	—	—%	—%
	2024	530	—%	—%	—	—%	—%
	2029	42,500	1.00%	1.13%	—	—%	—%
Subtotal		$131,030			$110,000
Unamortized discount on acquired notes		$(59)			$(187)
Federal Home Loan Bank advances, net		$130,971			$109,813

Senior Notes (4)	2031	$28,856	4.00%	4.75%	$10,000	4.50%	4.75%

Subordinated Notes (5)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
Unamortized debt issuance costs		$(296)			$(353)
Total other borrowings		$14,704			$14,647

Totals		$174,531			$134,460
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $792,909 and $589,731 at December 31, 2019 and 2018, respectively. At December 31, 2019, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $203,935 compared to $178,620 as of December 31, 2018. Maximum month-end borrowed amounts outstanding under this borrowing agreement were $151,530 and $109,813, during the twelve months ended December 31, 2019 and the twelve months ended December 31, 2018, respectively.
(2)    The bank acquired ten FHLB notes totaling $14,030, as a result of the F&M acquisition, that mature on various dates through 2024 with a weighted average rate of 1.97% and weighted average maturity of 18 months. The Bank acquired one $11,000 FHLB note as a result of the United Bank acquisition, with a 2.45% rate and February 1, 2022 maturity date.
(3)    FHLB term notes totaling $42,500, with various maturity dates in 2029, can be called or replaced by the FHLB on a quarterly basis, beginning approximately three months after the initial advance. In November 2019, a $5,000 note was called and replaced with a new 10-year maturity note, which is also callable quarterly.
(4)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, requiring quarterly interest-only payments through June 2022, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate. This note included the refinancing of $10,074 of existing debt.
(b) A $5,000 line of credit, maturing in August 2020, that remains undrawn upon.
(5)    Subordinated notes resulted from the Company’s private sale in August 2017, and bear a fixed interest rate of 6.75% for five years. In August 2022, they convert to a three-month LIBOR plus 4.90% rate, and the interest rate will reset quarterly thereafter. Interest-only payments are due quarterly.
Federal Home Loan Bank (FHLB) advances and other borrowings
We utilize advances and other borrowings, as necessary, to supplement core deposits to meet our funding and liquidity needs and we evaluate all options for funding securities.

FHLB advances increased from $110.0 million at December 31, 2018 to $131.0 million at December 31, 2019. During 2019, we entered into $42.5 million of advances with a ten year maturity, callable quarterly by the FHLB, with interest rates ranging from 1.00% to 1.13%.
Senior notes payable increased as the Company entered into a new borrowing arrangement totaling $29.9 million to both refinance $10.0 million of existing senior notes and provide approximately 75% of the funding required for the F&M acquisition. In 2019, we repaid $1 million of the new senior note, resulting in a $28.9 million outstanding balance at December 31, 2019.
At December 31, 2019, the Bank’s combined available and unused portion of this FHLB borrowing arrangement was approximately $203.9 million compared to $178.6 million as of December 31, 2018.
Other Liabilities. Other liabilities increased by $2.7 million to $10.5 million at December 31, 2019, due primarily to the new accounting standard related to liability recognition of operating leases which totaled $2.8 million at December 31, 2019.
Stockholders’ Equity. Total stockholders’ equity was $150.6 million at December 31, 2019, versus $138.2 million at December 31, 2018 as the Company benefitted from the addition of earnings totaling $9.5 million, partially offset by the payment of a shareholder annual dividend of $0.20 per share. Additionally, the Company issued $3.1 million in stock related to the F&M acquisition.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand and depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than or equal to one-year. At December 31, 2019, our liquidity ratio increased to 11.16 percent from 10.47 percent at December 31, 2018.
Our primary sources of funds are: deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $237.5 million of our $401.4 million (59.2%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this should also improve our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $203.9 million available to borrow under this arrangement, supported by loan collateral as of December 31, 2019. We also maintain lines of credit of $1.3 million with the Federal Reserve Bank and $15.0 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company maintains a $5.0 million revolving line of credit, which is available as needed for general liquidity purposes. See Note 10, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.
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
Off-Balance Sheet Arrangements. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2019, the Company had approximately $243.6 million in unused commitments, compared to approximately $204.7 million in unused commitments as of December 31, 2018. See Note 12, “Commitments and Contingencies”; “Financial Instruments with Off-

Balance Sheet Risk” of “Notes to Consolidated Financial Statements” which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.
Capital Resources. As of the periods indicated below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2019
Total capital (to risk weighted assets)	$160,302,000	13.1%	$98,174,000	> =	8.0%	$122,718,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	149,982,000	12.2%	73,631,000	> =	6.0%	98,174,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	149,982,000	12.2%	55,223,000	> =	4.5%	79,767,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	149,982,000	10.4%	57,834,000	> =	4.0%	72,293,000	> =	5.0%
As of December 31, 2018
Total capital (to risk weighted assets)	$126,440,000	12.7%	$79,651,000	> =	8.0%	$99,563,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	118,836,000	11.9%	59,738,000	> =	6.0%	79,651,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	118,836,000	11.9%	44,804,000	> =	4.5%	64,716,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	118,836,000	9.7%	48,976,000	> =	4.0%	61,220,000	> =	5.0%
At December 31, 2019, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2019
Total capital (to risk weighted assets)	$137,259,000	11.2%	$98,174,000	> =	8.0%	$122,718,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	111,939,000	9.1%	73,631,000	> =	6.0%	98,174,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	111,939,000	9.1%	55,223,000	> =	4.5%	79,767,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	111,939,000	7.7%	57,834,000	> =	4.0%	72,293,000	> =	5.0%
As of December 31, 2018
Total capital (to risk weighted assets)	$123,657,000	12.4%	$79,651,000	> =	8.0%	$99,563,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	101,053,000	10.2%	59,738,000	> =	6.0%	79,651,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	101,053,000	10.2%	44,804,000	> =	4.5%	64,716,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	101,053,000	8.3%	48,976,000	> =	4.0%	61,220,000	> =	5.0%
At December 31, 2019, the Company was categorized as “Well Capitalized” under Prompt Corrective Action Provisions.

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter as of the periods indicated below:
Year ended December 31, 2019:

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Interest income	$13,718	$14,336	$16,223	$16,146
Interest expense	3,656	4,253	4,630	4,371
Net interest income	10,062	10,083	11,593	11,775
Provision for loan losses	1,225	325	575	1,400
Net interest income after provision for loan losses	8,837	9,758	11,018	10,375
Non-interest income	2,332	5,238	3,621	3,784
Non-interest expense	9,894	9,389	12,975	10,428
Income before income tax expense	1,275	5,607	1,664	3,731
Provision (benefit) for income tax	322	1,500	430	562
Net income	$953	$4,107	$1,234	$3,169
Basic earnings per share	$0.09	$0.37	$0.11	$0.28
Diluted earnings per share	$0.09	$0.37	$0.11	$0.28
Dividends paid	—	$0.20	—	—
Transition period ended December 31, 2018:

December 31, 2018
Interest income	$13,047
Interest expense	3,007
Net interest income	10,040
Provision for loan losses	950
Net interest income after provision for loan losses	9,090
Non-interest income	2,526
Non-interest expense	9,794
Income before income tax expense	1,822
Provision (benefit) for income tax	561
Net income	$1,261
Basic earnings per share	$0.12
Diluted earnings per share	$0.12
Dividends paid	—
Year ended September 30, 2018:

	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Interest income	$9,412	$9,352	$9,770	$10,362
Interest expense	1,885	1,996	2,290	2,422
Net interest income	7,527	7,356	7,480	7,940
Provision for loan losses	100	100	650	450
Net interest income after provision for loan losses	7,427	7,256	6,830	7,490
Non-interest income	1,939	1,675	1,767	1,989
Non-interest expense	7,143	7,103	7,874	7,644
Income before income tax expense	2,223	1,828	723	1,835
Provision (benefit) for income tax	883	487	220	736
Net income	$1,340	$1,341	$503	$1,099
Basic earnings per share	$0.23	$0.23	$0.09	$0.18
Diluted earnings per share	$0.23	$0.23	$0.08	$0.10
Dividends paid	—	$0.20	—	—

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
In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest earning assets and interest bearing liabilities. These policies are implemented by our Asset and Liability Management Committee (ALCO). The ALCO is comprised of members of the Bank’s senior management and a member from the Board of Directors. The ALCO establishes guidelines for and monitors the volume and mix of our assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The Committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk and profitability goals for the Bank. The ALCO meets on a regularly scheduled basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the Committee recommends strategy changes, as appropriate, based on this review. The Committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a regularly scheduled basis.
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

The following table sets forth, at December 31, 2019, December 31, 2018 and September 30, 2018, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points). As of December 31, 2019, December 31, 2018 and September 30, 2018, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 200 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2019	At December 31, 2018	At September 30, 2018
+300 bp	1%	(3)%	(9)%
+200 bp	2%	(2)%	(6)%
+100 bp	1%	(1)%	(3)%
-100 bp	(2)%	(1)%	1%
-200 bp	(4)%	(5)%	(1)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at December 31, 2019, December 31, 2018 and September 30, 2018.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2019	At December 31, 2018	At September 30, 2018
+300 bp	(5)%	(6)%	(8)%
+200 bp	(4)%	(4)%	(5)%
+100 bp	(2)%	(2)%	(3)%
-100 bp	1%	1%	2%
-200 bp	(1)%	(1)%	0.4%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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
The Company completed its acquisition of F&M on July 1, 2019. As permitted by the SEC rules and regulations, management's assessment did not include the internal controls of the acquired operations of F&M, which are reflected in our consolidated financial statements as of December 31, 2019, and for the period from the acquisition date through December 31, 2019. In accordance with our integration efforts, we plan to incorporate F&M operations into our internal control over financial reporting structure within the time frame provided by applicable SEC rules and regulations. The assets of F&M, excluding related goodwill, constituted less than 13% of our total consolidated assets, and revenue of F&M constituted less than 12% of consolidated revenues, as of and for the year ended December 31, 2019.
Under the supervision of the Audit Committee and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, which excluded an assessment of the internal controls of the acquired operations of F&M, management believes that as of December 31, 2019, the Company maintained effective internal control over financial reporting based on those criteria.
Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included on pages 59 - 60 of Item 8.

CITIZENS COMMUNITY BANCORP, INC.
March 10, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Community Bancorp, Inc. and Subsidiary

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year ended December 31, 2019, the three months transition period ended December 31, 2018, and the year ended September 30, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019, the three months transition period ended December 31, 2018, and the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment of internal control over financial reporting F. & M. Bancorp. of Tomah, Inc. (“F&M”), which was acquired on July 1, 2019, and whose financial statements constitute less than 13% of consolidated assets and less than 12% of consolidated revenues, as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at F&M.
Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from September 30 to December 31 in 2018.

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
Minneapolis, Minnesota
March 10, 2020

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$55,840	$45,778
Other interest-bearing deposits	4,744	7,460
Securities available for sale "AFS"	180,119	146,725
Securities held to maturity "HTM"	2,851	4,850
Equity securities with readily determinable fair value	246	—
Other investments	15,005	11,261
Loans receivable	1,177,380	992,556
Allowance for loan losses	(10,320)	(7,604)
Loans receivable, net	1,167,060	984,952
Loans held for sale	5,893	1,927
Mortgage servicing rights	4,282	4,486
Office properties and equipment, net	21,106	13,513
Accrued interest receivable	4,738	4,307
Intangible assets	7,587	7,501
Goodwill	31,498	31,474
Foreclosed and repossessed assets, net	1,460	2,570
Bank owned life insurance ("BOLI")	23,063	17,792
Other assets	5,757	3,328
TOTAL ASSETS	$1,531,249	$1,287,924
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,195,702	$1,007,512
Federal Home Loan Bank advances	130,971	109,813
Other borrowings	43,560	24,647
Other liabilities	10,463	7,765
Total liabilities	1,380,696	1,149,737
Stockholders’ Equity:
Common stock— $0.01 par value, authorized 30,000,000; 11,266,954 and 10,953,512 shares issued and outstanding, respectively	113	109
Additional paid-in capital	128,856	125,512
Retained earnings	22,517	15,264
Unearned deferred compensation	(462)	(857)
Accumulated other comprehensive loss	(471)	(1,841)
Total stockholders’ equity	150,553	138,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,531,249	$1,287,924
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended December 31, 2019	For the transition period ended December 31, 2018	For the year ended September 30, 2018
Interest and dividend income:
Interest and fees on loans	$54,647	$11,839	$35,539
Interest on investments	5,776	1,208	3,357
Total interest and dividend income	60,423	13,047	38,896
Interest expense:
Interest on deposits	12,174	2,131	5,543
Interest on FHLB borrowed funds	2,721	482	1,310
Interest on other borrowed funds	2,015	394	1,740
Total interest expense	16,910	3,007	8,593
Net interest income before provision for loan losses	43,513	10,040	30,303
Provision for loan losses	3,525	950	1,300
Net interest income after provision for loan losses	39,988	9,090	29,003
Non-interest income:
Service charges on deposit accounts	2,368	619	1,792
Interchange income	1,735	336	1,284
Loan servicing income	2,674	510	1,379
Gain on sale of loans	2,462	388	943
Loan fees and service charges	1,145	273	521
Insurance commission income	734	162	720
Gains (losses) on available for sale securities	271	—	(17)
Gain on sale of branch	2,295	—	—
Other	1,291	238	748
Total non-interest income	14,975	2,526	7,370
Non-interest expense:
Compensation and related benefits	20,325	4,946	14,979
Occupancy	3,697	808	2,975
Office	2,188	464	1,715
Data processing	3,938	993	2,928
Amortization of intangible assets	1,496	325	644
Amortization of mortgage servicing rights	1,108	175	335
Advertising, marketing and public relations	1,214	226	745
FDIC premium assessment	258	144	472
Professional services	2,457	1,118	2,323
(Gains) losses on repossessed assets, net	(125)	(30)	535
Other	6,130	625	2,113
Total non-interest expense	42,686	9,794	29,764
Income before provision for income tax	12,277	1,822	6,609
Provision for income taxes	2,814	561	2,326
Net income attributable to common stockholders	$9,463	$1,261	$4,283
Per share information:
Basic earnings	$0.85	$0.12	$0.72
Diluted earnings	$0.85	$0.12	$0.58
Cash dividends paid	$0.20	$—	$0.20
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the year ended December 31, 2019	For the transition period ended, December 31, 2018	For the year ended September 30, 2018
Net income attributable to common stockholders	$9,463	$1,261	$4,283
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period	1,219	865	(2,290)
Reclassification adjustment for net gains (losses) included in net income	196	—	(12)
Other comprehensive income (loss)	1,415	865	(2,302)
Comprehensive income	$10,878	$2,126	$1,981
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except Shares)

	Common Stock		Preferred Stock	Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Amount
Balance, September 30, 2017	5,888,816	$59	$—	63,383	10,764	(456)	(267)	73,483
Net income	—	—	—	—	4,283	—	—	4,283
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,302)	(2,302)
Reclassification of certain deferred tax effects (1)	—	—	—	—	137	—	(137)	—
Preferred stock issued (net of $3,735 of issuance costs)	—	—	61,265	—	—	—	—	61,265
Preferred stock converted to common stock	5,000,000	50	(61,265)	61,215	—	—	—	—
Forfeiture of unvested shares	(11,847)	—	—	(124)	—	124	—	—
Surrender of restricted shares of common stock	(2,335)	—	—	(33)	—	—	—	(33)
Restricted common stock awarded under the equity incentive plan	33,230	—	—	561	—	(561)	—	—
Common stock repurchased	(53)	—	—	(1)	—	—	—	(1)
Common stock options exercised	6,042	—	—	50	—	—	—	50
Stock option expense	—	—	—	12	—	—	—	12
Amortization of restricted stock	—	—	—	—	—	271	—	271
Cash dividends ($0.20 per share)	—	—	—	—	(1,181)	—	—	(1,181)
Balance, September 30, 2018	10,913,853	$109	$—	$125,063	$14,003	$(622)	$(2,706)	$135,847
Net income	—	—	—	—	1,261	—	—	1,261
Other comprehensive income, net of tax	—	—	—	—	—	—	865	865
Surrender of restricted shares of common stock	(595)	—	—	(8)	—	—	—	(8)
Restricted Common stock awarded under the equity incentive plan	27,514	—	—	362	—	(362)	—	—
Common stock options exercised	12,740	—	—	90	—	—	—	90
Stock option expense	—	—	—	5	—	—	—	5
Amortization of restricted stock	—	—	—	—	—	127	—	127
Balance, December 31, 2018	10,953,512	$109	$—	$125,512	$15,264	$(857)	$(1,841)	$138,187
Net income	—	—	—	—	9,463	—	—	9,463
Other comprehensive income, net of tax	—	—	—	—	—	—	1,415	1,415
Forfeiture of unvested shares	(12,167)	—	—	(199)	—	199	—	—
Surrender of restricted shares of common stock	(4,667)	—	—	(53)	—	—	—	(53)
Restricted common stock awarded under the equity incentive plan	12,847	—	—	274	—	(274)	—	—
Common stock repurchased	—	—	—	—	—	—	—	—
Common stock issued to F&M shareholders	288,999	3	—	3,102	—	—	—	3,105
Common stock options exercised	28,430	1	—	202	—	—	—	203
Stock option expense	—	—	—	18	—	—	—	18
Amortization of restricted stock	—	—	—	—	—	470	—	470
Adoption of ASU 2016-01; Equity securities (2)	—	—	—	—	45	—	(45)	—
Adoption of ASU 2016-02; Leases	—	—	—	—	(57)	—	—	(57)
Cash dividends ($0.20 per share)	—	—	—	—	(2,198)	—	—	(2,198)
Balance, December 31, 2019	11,266,954	$113	$—	$128,856	$22,517	$(462)	$(471)	$150,553
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. See Note 15 - “Income Taxes” for additional information.
(2) Amount reclassified to retained earnings due to January 1, 2019 adoption of ASU 2016-02. For further information, refer to Note 1, “Nature of Business and Summary of Significant Accounting Policies; Recent Pronouncements - Adopted”
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,	For the transition period ended December 31,	For the year ended September 30,
	2019	2018	2018
Cash flows from operating activities:
Net income attributable to common stockholders	$9,463	$1,261	$4,283
Adjustments to reconcile net income to net cash provided by operating activities:			.
Net amortization of premium/accretion discount on investment securities	899	281	1,052
Depreciation expense	1,564	313	1,054
Provision for loan losses	3,525	950	1,300
Net realized (gain) loss on sale of securities	(271)	—	17
Increase in MSR assets resulting from transfers of financial assets	(904)	(100)	(289)
Amortization of MSR assets	1,108	175	335
Amortization of intangible assets	1,496	325	644
Amortization of restricted stock	470	127	271
Net stock based compensation expense	18	5	12
Loss on sale of office properties and equipment	(32)	—	(3)
Deferred income taxes	(752)	—	(194)
Increase in cash surrender value of life insurance	(552)	(110)	(318)
Net (gain) loss from disposals of foreclosed and repossessed assets	(125)	30	535
Gain on sale of loans held for sale, net	(2,462)	(388)	(943)
Net change in loans held for sale	(1,504)	378	1,360
Decrease (increase) in accrued interest receivable and other assets	4,497	(156)	683
(Decrease) increase in other liabilities	(3,602)	733	1,056
Total adjustments	3,373	2,563	6,572
Net cash provided by operating activities	12,836	3,824	10,855
Cash flows from investing activities:
Net decrease in interest-bearing deposits	3,708	—	968
Purchase of available for sale securities	(53,915)	(30,171)	(36,933)
Purchase of held to maturity securities	—	(395)	—
Proceeds from principal payments and sale of available for sale securities	58,618	2,840	9,977
Proceeds from principal payments and maturities of held to maturity securities	1,999	164	834
Net (purchases) sales of other investments	(1,299)	(3,548)	74
Proceeds from sale of foreclosed and repossessed assets	3,038	420	5,347
Net increase in loans	(60,874)	(33,796)	(26,849)
Net capital expenditures	(6,771)	(590)	(2,955)
Net cash (disbursed) acquired in business combinations	(8,137)	48,130	—
Proceeds from disposal of office properties and equipment	300	—	74
Net cash used in investing activities	(63,333)	(16,946)	(49,463)
Cash flows from financing activities:
Net increase (decrease) in Federal Home Loan Bank advances	1,036	36,012	(27,000)
Proceeds from other borrowings, net of debt issuance costs	—	—	9,911
Proceeds from other borrowings to fund business combination, net of debt issuance costs	29,913	—	—
Principal payment reduction to other borrowings	(11,000)	—	(15,611)
Net increase (decrease) in deposits	39,553	(11,688)	4,025
Proceeds from private placement stock offering, net of issuance costs	—	—	61,265

Common stock issued to F&M shareholders less capitalized equity costs	3,105	—	—
Repurchase shares of common stock	—	—	(1)
Surrender of restricted shares of common stock	(53)	(8)	(33)
Common stock options exercised	203	90	50
Cash dividends paid	(2,198)	—	(1,181)
Net cash provided by financing activities	60,559	24,406	31,425
Net increase (decrease) in cash and cash equivalents	10,062	11,284	(7,183)
Cash and cash equivalents at beginning of period	45,778	34,494	41,677
Cash and cash equivalents at end of period	$55,840	$45,778	$34,494

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$12,665	$2,183	$5,530
Interest on borrowings	$5,128	$753	$2,943
Income taxes	$3,847	$578	$1,160
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$1,803	$252	$1,189
Fair value of assets acquired, net of cash and cash equivalents	$177,494	$215,958	$—
Fair value of liabilities assumed, net of cash and cash equivalents	$169,724	$285,118	$—
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
The Bank is a national banking association (a “National Bank”) and operates under the title of Citizens Community Federal National Association (“Citizens Community Federal N.A.” or “Bank”). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis (the “FRB”), and operates under the title of Citizens Community Bancorp, Inc. Wells Insurance Agency (“WIA”) is a wholly owned subsidiary of the Bank, providing insurance products to the Bank’s customers. F&M Investment Corp. of Tomah is a wholly owned subsidiary of the Bank that was formerly utilized by F&M to manage its municipal bond portfolio, and is currently in process of being dissolved. The U.S. Office of the Comptroller of the Currency (the “OCC”), is the primary federal regulator for the Bank.
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers primarily in Wisconsin and Minnesota through 28 branch locations, including two branch locations acquired in the F. & M. Bancorp. of Tomah, Inc. merger on July 1, 2019. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one-to-four family residential mortgages, as well as expanded services through Wells Insurance Agency, Inc.
On September 25, 2018, the Board of Directors of the Company adopted a resolution to change the Company’s fiscal year end from September 30 to December 31, commencing December 31, 2018. In connection with this change, we previously filed a Transition Report on Form 10-K to report the results of the three month transition period from October 1, 2018 to December 31, 2018. In this Annual Report, the periods presented are the fiscal year ended December 31, 2019 (which we sometimes refer to in this Annual Report as “fiscal 2019”), the three month transition period from October 1, 2018 to December 31, 2018 (which we sometimes refer to in this Annual Report as the “transition period”) and the year ended September 30, 2018 (which we sometimes refer to in this Annual Report as “fiscal 2018”).
On October 19, 2018, the Company completed its previously announced acquisition (the “Acquisition”) of United Bank. See Note 2, “Acquisition” for additional information.
On December 3, 2018, the Bank entered into a Purchase and Assumption Agreement with Lake Michigan Credit Union providing for the sale of the Bank’s one branch located in Rochester Hills, MI. On May 17, 2019, the Company completed the sale of the Rochester Hills, MI branch for a deposit premium of 7 percent, or approximately $2.3 million gain, net of selling costs. The branch sale included approximately $34 million in deposits and $300 in fixed assets. The Bank retained all loans associated with the branch.
On January 21, 2019, the Company and F&M Merger Sub, Inc., a newly formed Minnesota corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F. & M. Bancorp. of Tomah, Inc., a Wisconsin corporation (“F&M”). On July 1, 2019, the Company closed on the acquisition of F&M and completed the related data systems conversion on July 14, 2019. See Note 2, “Acquisitions” for additional information.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions occurring subsequent to the balance sheet date of December 31, 2019 through the date on which the consolidated financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates—Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying transition report on Form 10-K for the year ended December 31, 2019 and external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Equity securities with readily determinable fair value - The Company is required to maintain an investment in Federal Agricultural Mortgage Corporation (“Farmer Mac”) equity securities. Farmer Mac equity securities are carried at their fair market value, which is readily determinable. Changes in fair value are recognized as gains (losses) on investment securities in the consolidated Statement of Operations.
Other investments - As a member of the Federal Reserve Bank (“FRB”) System and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as other income in the consolidated statement of operations.
Also included in non-marketable equity securities is stock in a private company without readily determinable fair value. This stock is carried at cost plus or minus changes resulting from observable price changes in orderly transactions for this stock, less other-than-temporary impairment charges, if any.

Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $15,005 at December 31, 2019 consisted of $8,196 of FHLB stock, $5,162 of Federal Reserve Bank stock and $1,647 of Bankers’ Bank stock. Other investments totaling $11,261 at December 31, 2018 consisted of $6,893 of FHLB stock and $4,368 of Federal Reserve Bank stock.
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
Loans acquired with deteriorated credit quality are accounted for in accordance with Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, the Company considers several factors as indicators that an acquired loan has evidence of deterioration in credit quality. These factors include, but are not limited to; loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as non-accrual by the acquired institution, and loans that have been previously modified in a troubled debt restructuring.
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
Mortgage Servicing Rights— Mortgage servicing rights (“MSR”) assets result as the Company sells loans to investors in the secondary market and retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed at least annually for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations.
The valuation of MSRs and related amortization, included in amortization of mortgage servicing rights in the Consolidated Statements of Operations, thereon are based on numerous factors, assumptions and judgments, such as those for:

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

Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.”  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives ranging from 48 to 144 months utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  The Company has the option of performing a qualitative assessment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The Company has one reporting unit as of December 31, 2019 which is related to its banking activities. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2019.
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

Interest Bearing Deposits—Other interest bearing deposits are certificate of deposit investments made by the Bank with other financial institutions that are carried at cost. The weighted average months to maturity of the interest bearing deposits is 14.37 months. Balances over $250 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of December 31, 2019 and December 31, 2018, there were zero certificate of deposit accounts with a balance greater than $250.
Debt and equity issuance costs—Debt issuance costs, which consist primarily of fees paid to note lenders, are deferred and included in other borrowings in the consolidated balance sheet. Debt issuance costs are amortized over the contractual term of the corresponding debt, as a component of interest expense on other borrowed funds in the consolidated statement of operations. Specific costs associated with the issuance of shares of the Company’s common or preferred stock are netted against proceeds and recorded in stockholders’ equity, as additional paid in capital, on the consolidated balance sheet, in the period of the share issuance.
Advertising, Marketing and Public Relations Expense—The Company expenses all advertising, marketing and public relations costs as they are incurred.
Income Taxes – The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 15, “Income Taxes” for details on the Company’s income taxes.
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
Off-Balance-Sheet Financial Instruments—In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and commitments under lines of credit arrangements, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. See Note 11, “Commitments and Contingencies” in Notes to Consolidated Financial Statements.
Derivatives--Rate-lock Commitments and Forward Sale Agreements —The Company enters into commitments to originate loans, whereby the interest rate on the loan is determined prior to funding (rate-lock commitment). Rate-lock commitments on mortgage loans held for sale are derivative instruments. If material, derivative instruments are carried on the consolidated balance sheets at fair value, and changes in the fair value thereof are recognized in the consolidated statements of income. The Company originates single-family residential loans for sale, pursuant to programs primarily with the Federal Home Loan Mortgage Corporation (FHLMC) and other similar third parties. In connection with these programs, at the time the Company initially issues a loan commitment, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with the prospective loan purchaser, at a specific price, in order to manage the interest rate risk inherent to the rate-lock commitment. The forward sale agreement also meets the definition of a derivative instrument. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate, to the time the Company funds the loan and sells the loan to a third party, is generally, approximately 45 days. The fair value of each instrument will rise and fall in response to changes in market interest rates, subsequent to the dates the interest rate locks and forward sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company’s interest rate and price risks.
At December 31, 2019, the Company had $6,148 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of December 31, 2019.
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
Recognition of a prior period error-In April 2019 the Company determined that certain state franchise returns had not ever been filed. The franchise liability calculation is primarily based on the Company's stockholders’ equity. The initial franchise return should have been filed in 2006 as part of the Company’s initial public offering. Additionally, with the Company's 2018 capital raise, an additional franchise liability should have been recorded in fiscal 2018. The Company should have recorded a $140 pre-tax charge related to the 2006 initial public offering in the fiscal year ended September 30, 2006 and a $160 pre-tax charge related to the 2018 capital raise in the fiscal year ended September 30, 2018. The correction of these prior period errors to record both the 2006 and 2018 franchise liability totaling $300, was recorded during the three months ended March 31, 2019. The impact on results of operations for the three months ended March 31, 2019 and year ended December 31, 2019 were as follows: pre-tax income was understated by $300, tax expense was overstated by $81 and net income was understated by $219 or $0.02 per share. For the fiscal year ended September 30, 2018, pre-tax income was overstated by $160, tax expense was understated by $44 and net income was overstated by $116 or $0.02 per share. Management of the Company evaluated these prior period errors under the accounting guidance FASB ASC 250, Accounting Changes and Error Corrections and concluded that the effect of these prior period errors was not material to the Company's consolidated financial statements for the year ended December 31, 2019 and was also immaterial to the fiscal year ended September 30, 2018 consolidated financial statements.
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
Recent Accounting Pronouncements—Adopted
ASU 2018-02; Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income - ASU 2018-02 permits, but does not require, entities to reclassify tax effects stranded in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. the Company adopted this standard update, effective January 1, 2019. The Company’s stranded tax effects were related to valuation of the net deferred tax asset attributable to accumulated other comprehensive income (loss), which are unrealized gains (losses) on available-for-sale debt securities. Adoption resulted in a reclassification between two categories of stock holders’ equity at

January 1, 2018, with an increase of $137 in retained earnings and a decrease in accumulated other comprehensive loss for the same amount (no net change in stockholders’ equity).

ASU 2014-09; Revenue from Contracts with Customers (Topic 606)—Under the ASU, as modified by subsequent ASUs, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Company’s interest income and certain non-interest income were not impacted by the adoption of this ASU because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP. The Company’s largest sources of non-interest revenue which are subject to the guidance include fees and service charges on loan and deposit accounts and interchange revenue from debit card transactions. ASU 2014-08, as amended, became effective for the Company’s annual and interim periods beginning in the first quarter 2019. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as the change in the timing and pattern of the Company’s revenue recognition related to scoped-in non-interest income recognized under the newly issued ASU is consistent with the current applicable accounting guidance. The Company has made all required additional disclosures related to non-interest income in the consolidated financial statements, primarily in Revenue Recognition policy included herein in Note 1.

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

The Company leased (1) 9 branch locations, (2) its corporate offices (3) 1 production office and (4) office equipment under operating leases that resulted in the recognition of right-of-use assets and corresponding lease liabilities of approximately $5,000, respectively, under Topic 842. The right-of-use assets are included in other assets and the corresponding lease liabilities are included in other liabilities on the consolidated balance sheet. Adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations. Management adopted the guidance on January 1, 2019, and elected certain practical expedients offered by the FASB, including foregoing the restatement of comparative periods upon adoption. Management also excluded short-term leases from the recognition of right-of-use asset and lease liabilities. Additionally, the Company elected the transition relief allowed by FASB in foregoing reassessment of the following: whether any existing contracts were or contained leases, the classification of existing leases, and the determination of initial direct costs for existing leases. As of December 31, 2019, the Company leases (1) 6 branch locations, (2) its corporate offices (3) 1 production office and (4) office equipment under operating leases. See Note 8 for additional detail.
ASU 2017-04; Intangibles - Goodwill and Other (Topic 350)—The ASU simplifies the accounting for goodwill impairment. This guidance, among other things, removes step two of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in either greater or less impairment being recognized than under current guidance. The Company adopted this Update for the Company’s annual goodwill impairment tests beginning in the year ended December 31, 2019. Adoption of this ASU to had no material impact on its consolidated financial statements.
Recently Issued, But Not Yet Effective Accounting Pronouncements
ASU 2016-13; Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments--The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. In November, 2019, the FASB issued ASU-2019-10, which delayed the effective date for ASU 2016-13 for smaller reporting companies, resulting in ASU 2016-13 becoming effective in the first quarter of 2023 for the Company. Earlier adoption is permitted; however, the Company does not currently plan to adopt the ASU early. Management is assessing alternative loss estimation methodologies and the Company’s data and system needs in order to evaluate the impact that adoption of this standard will have on the Company’s financial condition and results of operations. The Company anticipates recording the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which will be January 1, 2023.

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

Under the terms of the merger agreement, each issued and outstanding share of F&M common stock, $0.25 par value, other than F&M common stock held by dissenting shareholders, or shares of F&M common stock held by F&M as treasury stock or owned by the Company, was converted into the right to receive, without interest (i) $94.92 in cash, (ii) 1.3350 shares of Citizens common stock, and (iii) cash in lieu of fractional shares. The value of the aggregate consideration paid to F&M shareholders was approximately $23.9 million, consisting of $20.8 million cash, and shares of the Company’s common stock valued at approximately $3.1 million.

The merger added $193.6 million in assets, gross loans of $130.3 million, $148.6 million in deposits, $0.024 million of goodwill and $1.6 million of a core deposit intangible. The goodwill is not deductible for tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.

In connection with the F&M acquisition, we incurred expenses related to (1) accounting, legal and other professional services, (2) contract termination costs, and (3) other costs of integrating and conforming acquired operations with and into the Company. These merger-related expenses, that were expensed as incurred, amounted to $3,121 for the year ended December 31, 2019, and were included in other non-interest expense on the consolidated statement of operations.

The acquisition of the net assets of F&M constitutes a business combination as defined by FASB ASC Topic 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed are presented at their fair values at acquisition date. Fair values were determined based on the requirements of FASB ASC Topic 820, “Fair Value Measurements.”

In many cases, the determination of these fair values required management to make estimates regarding discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change for a period up to 12 months after the acquisition date. Management engaged third-party valuation specialists to assist in determining such values. The results of the fair value evaluation generated goodwill and intangible assets as noted above.

The following pro forma financial information for the periods presented reflects our estimated consolidated pro forma results of operations as if the F&M acquisition occurred on January 1, 2019, not considering potential cost savings and other business synergies we expect to receive as a result of the acquisition:

	Citizens Community Bancorp, Inc.	F&M	Pro Forma Adjustments	Pro Forma Combined
Year ended December 31, 2019
Revenue (net interest income and non-interest income)	$51,826	$6,743	$(612)	$57,957
Net income attributable to common stockholders	$8,614	$1,895	$(579)	$9,930
Earnings per share--basic	$0.76	$0.17	$(0.05)	$0.88
Earnings per share-diluted	$0.74	$0.14	$(0.05)	$0.83

These pro forma adjustments reflect (1) additional depreciation and amortization expense related to, and associated tax effects of, the purchase accounting adjustments made to record various items at fair value and (2) elimination of acquisition related costs incurred.

The revenue and earnings of F&M from the acquisition date of July 1, 2019 to December 31, 2019 were approximately $3,100 and $850, respectively.

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

The merger added $315,216 in assets, $199,859 in loans, $272,671 in deposits, $21,030 in goodwill, and $3,020 in core deposit intangible. Acquired deposits included approximately $51,000, deposited by United Bank’s former parent company, and withdrawn from the Bank, as anticipated, subsequent to the acquisition. None of the goodwill is deductible for tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.

In connection with the United Bank acquisition, we incurred expenses related to (1) accounting, legal and other professional services, (2) contract termination costs, and (3) other costs of integrating and conforming acquired operations with and into the Company. These merger-related expenses, that were expensed as incurred, amounted to $1,057 for the transition period of three months ended December 31, 2018 and $359 for the year ended September 30, 2018, and were included in non-interest expense on the consolidated statement of operations.

The acquisition of the net assets of United constitutes a business combination as defined by FASB ASC Topic 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed are presented at their fair values at acquisition date. Fair values were determined based on the requirements of FASB ASC Topic 820, “Fair Value Measurements.” In many cases, the determination of these fair values required management to make estimates regarding discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change for a period up to 12 months after the acquisition date. Management engaged third-party valuation specialists to assist in determining such values. The results of the fair value evaluation generated goodwill and intangible assets as noted above.

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

The revenue and earnings of United Bank since the acquisition date of October 19, 2018 are included in the Company’s consolidated statement of operations, and it is not practical to disclose them separately.

The following table summarizes the amounts recorded on the consolidated balance sheet as of the acquisition date in conjunction with the acquisition discussed above:

	F&M	United Bank

Fair value of consideration paid	$23,894	$51,128

Fair value of identifiable assets acquired:
Cash and cash equivalents	15,757	97,023
Fed funds sold	—	2,235
Interest bearing deposits	992	280
Securities available for sale “AFS”	37,069	—
Non-marketable equity securities, at cost	2,413	495
Loans held for sale	—	82
Loans receivable, net	126,732	199,859
Mortgage servicing assets	—	2,721
Premises and equipment, net	2,654	3,202
Core deposit intangible assets	1,582	3,021
Cash value of life insurance	4,719	6,021
Other assets	1,676	277
Total identifiable assets acquired	$193,594	$315,216

Fair value of liabilities assumed:
Deposits	$148,637	$272,671
Other borrowings	20,122	10,801
Other liabilities	965	1,646
Total liabilities assumed	169,724	285,118
Fair value of net identifiable assets acquired	23,870	30,098
Goodwill recognized	$24	$21,030

On October 25, 2019, the Department of the Treasury released revised guidance which clarified that ordinary course of business transactions, including mergers and acquisitions involving entities owning life insurance contracts, were not intended to meet the definition of a “reportable policy sale”. As such, the bank-owned life insurance (“BOLI”) policies acquired from F&M retained their tax-free status. The elimination of the deferred tax liability associated with certain acquired BOLI contracts of F&M, due to this regulation change, resulted in a decrease on other assets and a corresponding decrease in goodwill of $343, from what was previously reported on the Company’s September 30, 2019 Form 10-Q, filed with the SEC on November 7, 2019.

NOTE 3 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of December 31, 2019 and December 31, 2018, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
U.S. government agency obligations	$52,020	$132	$347	$51,805
Obligations of states and political subdivisions	281	—	—	281
Mortgage-backed securities	70,806	635	110	71,331
Corporate debt securities	18,776	66	117	18,725
Corporate asset based securities	27,718	—	864	26,854
Trust preferred securities	11,167	35	79	11,123
Total available for sale securities	$180,768	$868	$1,517	$180,119

December 31, 2018
U.S. government agency obligations	$46,215	$13	$930	$45,298
Obligations of states and political subdivisions	35,162	22	456	34,728
Mortgage-backed securities	42,279	10	939	41,350
Agency Securities	104	49	5	148
Corporate debt securities	6,577	—	272	6,305
Corporate asset based securities	18,928	8	40	18,896
Total available for sale securities	$149,265	$102	$2,642	$146,725

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Obligations of states and political subdivisions	$300	$2	$—	$302
Mortgage-backed securities	2,551	104	—	2,655
Total held to maturity securities	$2,851	$106	$—	$2,957
December 31, 2018
Obligations of states and political subdivisions	$1,701	$—	$3	$1,698
Mortgage-backed securities	3,149	42	17	3,174
Total held to maturity securities	$4,850	$42	$20	$4,872
At December 31, 2019, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $1,609 as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2019, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2019, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $5,990 and mortgage-backed securities with a carrying value of $13,999 as collateral against specific municipal deposits. As of December 31, 2019, the Bank also has mortgage backed securities with a carrying value of $696 pledged as collateral to the Federal Home Loan Bank of Des Moines.
The estimated fair value of available for sale securities at December 31, 2019, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and securities due to the call feature.

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$141	$141
Due after one year through five years	5,900	5,959
Due after five years through ten years	43,269	43,180
Due after ten years	60,652	59,508
Total securities with contractual maturities	109,962	108,788
Mortgage backed securities	70,806	71,331
Total available for sale securities	$180,768	$180,119

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$300	$302
Total securities with contractual maturities	300	302
Mortgage backed securities	2,551	2,655
Total held to maturity securities	$2,851	$2,957

Securities with unrealized losses at December 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019
U.S. government agency obligations	$14,593	$156	$10,540	$191	$25,133	$347
Mortgage-backed securities	22,537	62	5,883	48	28,420	110
Corporate debt securities	7,001	15	1,398	102	8,399	117
Corporate asset based securities	8,683	285	18,171	579	26,854	864
Trust preferred securities	7,420	79	—	—	7,420	79
Total	$60,234	$597	$35,992	$920	$96,226	$1,517
December 31, 2018
U.S. government agency obligations	$25,061	$165	$19,755	$765	$44,816	$930
Obligations of states and political subdivisions	5,807	28	24,124	428	29,931	456
Mortgage-backed securities	3,518	9	31,040	930	34,558	939
Agency securities	28	5	—	—	28	5
Corporate debt securities	1,233	17	5,071	255	6,304	272
Corporate asset based securities	10,142	40	—	—	10,142	40
Total	$45,789	$264	$79,990	$2,378	$125,779	$2,642

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
December 31, 2018
Obligations of states and political subdivisions	$1,290	$1	$409	$2	$1,699	$3
Mortgage-backed securities	1,238	3	1,319	14	2,557	17
Total	$2,528	$4	$1,728	$16	$4,256	$20
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuer is assessed. Significant inputs used to measure the amount of other-than-temporary impairment related to credit loss include, but are not limited to; the Company’s intent and ability to sell the debt security prior to recovery, that it is more likely than not that the Company will not sell the security prior to recovery, default and delinquency rates of the underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value of available for sale securities that are considered temporary are recorded as separate components of shareholders’ equity, net of tax. If the unrealized loss of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company’s consolidated statement of operations. Non-credit components of the unrealized losses on available for sale securities will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS Loans by classes within portfolio segments were as follows:

	December 31, 2019	December 31, 2018
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$302,546	$200,875
Agricultural real estate	34,026	29,589
Multi-family real estate	71,877	61,574
Construction and land development	71,467	15,812
Commercial/Agricultural non-real estate:
Commercial non-real estate	89,730	73,518
Agricultural non-real estate	20,717	17,341
Residential real estate:
One to four family	108,619	121,053
Purchased HELOC loans	8,407	12,883
Consumer non-real estate:
Originated indirect paper	39,585	56,585
Purchased indirect paper	—	15,006
Other Consumer	15,546	15,553
Total originated loans	$762,520	$619,789
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	211,913	157,084
Agricultural real estate	51,337	56,426
Multi-family real estate	15,131	7,826
Construction and land development	14,943	6,879
Commercial/Agricultural non-real estate:
Commercial non-real estate	44,004	38,909
Agricultural non-real estate	17,063	18,986
Residential real estate:
One to four family	67,713	88,873
Consumer non-real estate:
Other Consumer	2,640	4,661
Total acquired loans	$424,744	$379,644
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$514,459	$357,959
Agricultural real estate	85,363	86,015
Multi-family real estate	87,008	69,400
Construction and land development	86,410	22,691
Commercial/Agricultural non-real estate:
Commercial non-real estate	133,734	112,427
Agricultural non-real estate	37,780	36,327
Residential real estate:
One to four family	176,332	209,926
Purchased HELOC loans	8,407	12,883
Consumer non-real estate:
Originated indirect paper	39,585	56,585
Purchased indirect paper	—	15,006
Other Consumer	18,186	20,214
Gross loans	$1,187,264	$999,433
Less:
Unearned net deferred fees and costs and loans in process	(393)	409
Unamortized discount on acquired loans	(9,491)	(7,286)
Allowance for loan losses	(10,320)	(7,604)
Loans receivable, net	$1,167,060	$984,952

Portfolio Segments:
Commercial and agricultural real estate loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate and may include a personal guarantee. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The level of owner-occupied property versus non-owner-occupied property are tracked and monitored on a regular basis.
Commercial non-real estate loans are primarily underwritten based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. Agricultural non-real estate loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines. Operating lines are typically written for one year and are secured by the crop and other farm assets as considered necessary. Agricultural loans carry significant credit risks as they may involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. Farming operations may be affected by adverse weather conditions such as drought, hail or floods that can severely limit crop yields.
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
Consumer non-real estate loans are comprised of originated indirect paper loans secured primarily by boats and recreational vehicles and other bank originated consumer loans secured primarily by automobiles and other personal assets. The Bank ceased new originations of indirect paper and purchased indirect paper loans in early fiscal 2017. Consumer loans underwriting terms often depend on the collateral type, debt to income ratio and the borrower’s creditworthiness as evidenced by their credit score. Collateral value alone may not provide an adequate source of repayment of the outstanding loan balance in the event of a consumer non-real estate default. This shortage is a result of the greater likelihood of damage, loss and depreciation for consumer based collateral.

Below is a breakdown of loans by risk rating as of December 31, 2019:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$301,381	$266	$899	$—	$—	$302,546
Agricultural real estate	31,129	829	2,068	—	—	34,026
Multi-family real estate	71,877	—	—	—	—	71,877
Construction and land development	67,989	—	3,478	—	—	71,467
Commercial/Agricultural non-real estate:
Commercial non-real estate	85,248	1,023	3,459	—	—	89,730
Agricultural non-real estate	19,545	402	770	—	—	20,717
Residential real estate:
One to four family	104,428	—	4,191	—	—	108,619
Purchased HELOC loans	8,407	—	—	—	—	8,407
Consumer non-real estate:			—
Originated indirect paper	39,339	—	246	—	—	39,585
Purchased indirect paper	—	—	—	—	—	—
Other Consumer	15,425	—	121	—	—	15,546
Total originated loans	$744,768	$2,520	$15,232	$—	$—	$762,520
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$196,692	$6,084	$9,137	$—	$—	$211,913
Agricultural real estate	42,381	534	8,422	—	—	51,337
Multi-family real estate	13,533	—	1,598	—	—	15,131
Construction and land development	14,181	—	762	—	—	14,943
Commercial/Agricultural non-real estate:
Commercial non-real estate	41,587	932	1,485	—	—	44,004
Agricultural non-real estate	15,621	350	1,092	—	—	17,063
Residential real estate:
One to four family	65,125	436	2,152	—	—	67,713
Consumer non-real estate:
Other Consumer	2,628	—	12	—	—	2,640
Total acquired loans	$391,748	$8,336	$24,660	$—	$—	$424,744
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$498,073	$6,350	$10,036	$—	$—	$514,459
Agricultural real estate	73,510	1,363	10,490	—	—	85,363
Multi-family real estate	85,410	—	1,598	—	—	87,008
Construction and land development	82,170	—	4,240	—	—	86,410
Commercial/Agricultural non-real estate:
Commercial non-real estate	126,835	1,955	4,944	—	—	133,734
Agricultural non-real estate	35,166	752	1,862	—	—	37,780
Residential real estate:
One to four family	169,553	436	6,343	—	—	176,332
Purchased HELOC loans	8,407	—	—	—	—	8,407
Consumer non-real estate:
Originated indirect paper	39,339	—	246	—	—	39,585
Purchased indirect paper	—	—	—	—	—	—
Other Consumer	18,053	—	133	—	—	18,186
Gross loans	$1,136,516	$10,856	$39,892	$—	$—	$1,187,264
Less:
Unearned net deferred fees and costs and loans in process						(393)
Unamortized discount on acquired loans						(9,491)
Allowance for loan losses						(10,320)
Loans receivable, net						$1,167,060

Below is a breakdown of loans by risk rating as of December 31, 2018:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$200,226	$197	$452	$—	$—	$200,875
Agricultural real estate	27,581	987	1,021	—	—	29,589
Multi-family real estate	61,574	—	—	—	—	61,574
Construction and land development	15,812	—	—	—	—	15,812
Commercial/Agricultural non-real estate:
Commercial non-real estate	73,412	106	—	—	—	73,518
Agricultural non-real estate	16,494	205	642	—	—	17,341
Residential real estate:
One to four family	118,461	165	2,427	—	—	121,053
Purchased HELOC loans	12,883	—	—	—	—	12,883
Consumer non-real estate:
Originated indirect paper	56,371	—	214	—	—	56,585
Purchased indirect paper	15,006	—	—	—	—	15,006
Other Consumer	15,515	—	38	—	—	15,553
Total originated loans	$613,335	$1,660	$4,794	$—	$—	$619,789
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$145,674	$5,808	$5,602	$—	$—	$157,084
Agricultural real estate	50,215	—	6,211	—	—	56,426
Multi-family real estate	7,661	—	165	—	—	7,826
Construction and land development	6,288	183	408	—	—	6,879
Commercial/Agricultural non-real estate:
Commercial non-real estate	35,221	1,338	2,350	—	—	38,909
Agricultural non-real estate	16,644	50	2,292	—	—	18,986
Residential real estate:
One to four family	84,281	2,657	$1,935	—	—	88,873
Consumer non-real estate:
Other Consumer	4,639	—	22	—	—	4,661
Total acquired loans	$350,623	$10,036	$18,985	$—	$—	$379,644
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$345,900	$6,005	$6,054	$—	$—	$357,959
Agricultural real estate	77,796	987	7,232	—	—	86,015
Multi-family real estate	69,235	—	165	—	—	69,400
Construction and land development	22,100	183	408	—	—	22,691
Commercial/Agricultural non-real estate:
Commercial non-real estate	108,633	1,444	2,350	—	—	112,427
Agricultural non-real estate	33,138	255	2,934	—	—	36,327
Residential real estate:
One to four family	202,742	2,822	4,362	—	—	209,926
Purchased HELOC loans	12,883	—	—	—	—	12,883
Consumer non-real estate:
Originated indirect paper	56,371	—	214	—	—	56,585
Purchased indirect paper	15,006	—	—	—	—	15,006
Other Consumer	20,154	—	60	—	—	20,214
Gross loans	$963,958	$11,696	$23,779	$—	$—	$999,433
Less:
Unearned net deferred fees and costs and loans in process						409
Unamortized discount on acquired loans						(7,286)
Allowance for loan losses						(7,604)
Loans receivable, net						$984,952

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

Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the year ended December 31, 2019, and the three months ended December 31, 2018. A summary of the changes in those loans is as follows:

	Twelve months ended	Three months ended
	December 31, 2019	December 31, 2018
Balance—beginning of period	$11,104	$234
New loan originations	10,243	12
Repayments	(980)	(124)
Acquired previously originated director loans	—	10,982
Balance—end of period	$20,367	$11,104
Available and unused lines of credit	$7,017	$37
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
Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agricultural Real Estate	Commercial/Agricultural Non-real Estate	Residential Real Estate	Consumer Non-real Estate	Unallocated	Total
Twelve months ended December 31, 2019:
Allowance for Loan Losses:
Beginning balance, January 1, 2019	$4,019	$1,258	$1,048	$641	$153	$7,119
Charge-offs	(355)	—	(120)	(257)	—	(732)
Recoveries	—	—	—	84	—	84
Provision	2,541	385	(49)	(1)	204	3,080
Total Allowance on originated loans	$6,205	$1,643	$879	$467	$357	$9,551
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2019	$183	$32	$205	$65	$—	$485
Charge-offs	(26)	—	(120)	(33)	—	(179)
Recoveries	3	—	5	10	—	18
Provision	366	(5)	73	11	—	445
Total allowance on other acquired loans	$526	$27	$163	$53	$—	$769
Total allowance on acquired loans	$526	$27	$163	$53	$—	$769
Ending Balance, December 31, 2019	$6,731	$1,670	$1,042	$520	$357	$10,320
Allowance for Loan Losses at December 31, 2019:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$495	$312	$136	$13	$—	$956
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$6,236	$1,358	$906	$507	$357	$9,364
Loans Receivable as of December 31, 2019:
Ending balance of originated loans	$479,916	$110,447	$117,026	$55,131	$—	$762,520
Ending contractual balance of purchased credit-impaired loans	31,408	4,666	2,194	—	—	38,268
Ending balance of other acquired loans	261,916	56,401	65,519	2,640	—	386,476
Ending balance of loans	$773,240	$171,514	$184,739	$57,771	$—	$1,187,264
Ending balance: individually evaluated for impairment	$42,658	$9,966	$10,126	$446	$—	$63,196
Ending balance: collectively evaluated for impairment	$730,582	$161,548	$174,613	$57,325	$—	$1,124,068

	Commercial/Agricultural Real Estate	Commercial/Agricultural Non-real Estate	Residential Real Estate	Consumer Non-real Estate	Unallocated	Total
Three months ended December 31, 2018:
Allowance for Loan Losses:
Beginning balance, October 1, 2018	$3,276	$1,040	$1,035	$664	$282	$6,297
Charge-offs	—	—	(11)	(78)	—	(89)
Recoveries	—	—	—	22	—	22
Provision	743	218	24	33	(129)	889
Total Allowance on originated loans	$4,019	$1,258	$1,048	$641	$153	$7,119
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, October 1, 2018	$168	$29	$169	$85	$—	$451
Charge-offs	—	—	(32)	(1)	—	(33)
Recoveries	—	—	4	2	—	6
Provision	15	3	64	(21)	—	61
Total Allowance on other acquired loans	$183	$32	$205	$65	$—	$485
Total Allowance on acquired loans	$183	$32	$205	$65	$—	$485
Ending balance, December 31, 2018	$4,202	$1,290	$1,253	$706	$153	$7,604
Allowance for Loan Losses at December 31, 2018:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$25	$9	$156	$37	$—	$227
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$4,177	$1,281	$1,097	$669	$153	$7,377
Loans Receivable as of December 31, 2018:
Ending balance of originated loans	$307,849	$90,859	$133,936	$87,145	$—	$619,789
Ending contractual balance of purchased credit-impaired loans	19,887	6,048	3,004	—	—	28,939
Ending balance of other acquired loans	208,329	51,846	85,869	4,661	—	350,705
Ending balance of loans	$536,065	$148,753	$222,809	$91,806	$—	$999,433
Ending balance: individually evaluated for impairment	$11,722	$2,770	$7,653	$373	$—	$22,518
Ending balance: collectively evaluated for impairment	$524,343	$145,983	$215,156	$91,433	$—	$976,915

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Commercial/Agriculture Real Estate Loans		Commercial/Agriculture Non-real Estate Loans		Residential Real Estate Loans		Consumer Non-real Estate Loans		Totals
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Performing loans
Performing TDR loans	$1,730	$2,209	$366	$428	$3,206	$3,319	$68	$99	$5,370	$6,055
Performing loans other	758,237	531,030	167,596	146,249	178,415	216,636	57,486	91,373	1,161,734	985,288
Total performing loans	759,967	533,239	167,962	146,677	181,621	219,955	57,554	91,472	1,167,104	991,343

Nonperforming loans (1)
Nonperforming TDR loans	4,868	577	1,973	1,305	383	785	—	—	7,224	2,667
Nonperforming loans other	8,405	2,249	1,579	771	2,735	2,069	217	334	12,936	5,423
Total nonperforming loans	13,273	2,826	3,552	2,076	3,118	2,854	217	334	20,160	8,090
Total loans	$773,240	$536,065	$171,514	$148,753	$184,739	$222,809	$57,771	$91,806	$1,187,264	$999,433

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s commercial/agriculture real estate and non-real estate, consumer real estate and non-real estate and purchased third party loans as of December 31, 2019 and 2018, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
December 31, 2019
Commercial/Agricultural real estate:
Commercial real estate	$2,804	$847	$—	$3,651	$4,214	$7,865	$506,594	$514,459
Agricultural real estate	509	—	—	509	7,568	8,077	77,286	85,363
Multi-family real estate	—	—	—	—	1,449	1,449	85,559	87,008
Construction and land development	436	—	—	436	42	478	85,932	86,410
Commercial/Agricultural non-real estate:
Commercial non-real estate	1,024	—	—	1,024	1,850	2,874	130,860	133,734
Agricultural non-real estate	73	49	—	122	1,702	1,824	35,956	37,780
Residential real estate:
One to four family	4,929	1,597	649	7,175	2,063	9,238	167,094	176,332
Purchased HELOC loans	293	378	407	1,078	—	1,078	7,329	8,407
Consumer non-real estate:
Originated indirect paper	168	52	20	240	137	377	39,208	39,585
Purchased indirect paper	—	—	—	—	—	—	—	—
Other Consumer	204	43	28	275	31	306	17,880	18,186
Total	$10,440	$2,966	$1,104	$14,510	$19,056	$33,566	$1,153,698	$1,187,264
December 31, 2018
Commercial/Agricultural real estate:
Commercial real estate	$1,060	$872	$—	$1,932	$745	$2,677	$355,282	$357,959
Agricultural real estate	1,360	—	—	1,360	2,019	3,379	82,636	86,015
Multi-family real estate	—	—	—	—	—	—	69,400	69,400
Construction and land development	526	175	—	701	63	764	21,927	22,691
Commercial/Agricultural non-real estate:
Commercial non-real estate	399	70	—	469	1,314	1,783	110,644	112,427
Agricultural non-real estate	428	40	—	468	762	1,230	35,097	36,327
Residential real estate:
One to four family	2,784	861	471	4,116	2,331	6,447	203,479	209,926
Purchased HELOC loans	820	572	51	1,443	—	1,443	11,440	12,883
Consumer non-real estate:
Originated indirect paper	272	167	45	484	106	590	55,995	56,585
Purchased indirect paper	340	200	157	697	—	697	14,309	15,006
Other Consumer	179	98	12	289	14	303	19,911	20,214
Total	$8,168	$3,055	$736	$11,959	$7,354	$19,313	$980,120	$999,433

At December 31, 2019, the Company has identified impaired loans of $63,196, consisting of $12,594 TDR loans, the carrying amount of purchased credit impaired loans of $31,978 and $18,624 of substandard non-TDR loans. The $63,196 total of impaired loans includes $5,370 of performing TDR loans. At December 31, 2018, the Company had identified impaired loans of $47,334, consisting of $8,722 TDR loans, the carrying amount of purchased credit impaired loans of $24,816 and $13,796 of substandard non-TDR loans. The $47,334 total of impaired loans includes $6,055 of performing TDR loans. Loans evaluated for impairment include all TDRs, all purchased credit impaired loans and all other loans with a risk rating of substandard or worse. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of loans evaluated for impairment as of December 31, 2019 and December 31, 2018 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019
With No Related Allowance Recorded:
Commercial/agriculture real estate	$40,514	$40,514	$—	$24,693	$699
Commercial/agricultural non-real estate	9,477	9,477	—	19,163	119
Residential real estate	8,695	8,695	—	4,461	128
Consumer non-real estate	379	379	—	3,640	6
Total	$59,065	$59,065	$—	$51,957	$952
With An Allowance Recorded:
Commercial/agriculture real estate	$2,143	$2,143	$495	$1,738	$4
Commercial/agricultural non-real estate	490	490	312	734	3
Residential real estate	1,431	1,431	136	789	15
Consumer non-real estate	67	67	13	47	—
Total	$4,131	$4,131	$956	$3,308	$22
December 31, 2019 Totals
Commercial/agriculture real estate	$42,657	$42,657	$495	$26,431	$703
Commercial/agricultural non-real estate	9,967	9,967	312	19,897	122
Residential real estate	10,126	10,126	136	5,250	143
Consumer non-real estate	446	446	13	3,687	6
Total	$63,196	$63,196	$956	$55,265	$974
At December 31, 2019, the Company had seven residential real estate loans, secured by residential real estate properties, for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction, with a recorded investment of $271. At December 31, 2019. the Company had eight commercial real estate loans, secured by commercial and agricultural real estate properties, for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction, with a recorded investment of $3,941.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With No Related Allowance Recorded:
Commercial/agriculture real estate	$28,850	$28,850	$—	$19,673	$304
Commercial/agricultural non-real estate	6,900	6,900	—	4,522	105
Residential real estate	8,873	8,873	—	7,915	88
Consumer non-real estate	226	226	—	226	4
Total	$44,849	$44,849	$—	$32,336	$501
With An Allowance Recorded:
Commercial/agriculture real estate	$979	$979	$25	$820	$—
Commercial/agricultural non-real estate	27	27	9	73	1
Residential real estate	1,332	1,332	156	1,280	17
Consumer non-real estate	147	147	37	154	1
Total	$2,485	$2,485	$227	$2,327	$19
December 31, 2018 Totals
Commercial/agriculture real estate	$29,829	$29,829	$25	$20,493	$304
Commercial/agricultural non-real estate	6,927	6,927	9	4,595	106
Residential real estate	10,205	10,205	156	9,195	105
Consumer non-real estate	373	373	37	380	5
Total	$47,334	$47,334	$227	$34,663	$520

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 2 accruing, delinquent TDR’s, greater than 60 days past due, with a recorded investment of $101 at December 31, 2019, compared to 0 accruing, delinquent TDRs, greater than 60 days past due at December 31, 2018.
Following is a summary of TDR loans by accrual status as of December 31, 2019 and December 31, 2018.

	December 31	December 31
	2019	2018
Troubled debt restructure loans:
Accrual status	$5,396	$6,055
Non-accrual status	7,198	2,667
Total	$12,594	$8,722
There were no TDR commitments meeting our TDR criteria as of December 31, 2019. There were unused lines of credit totaling $12 meeting our TDR criteria as of December 31, 2019. During the three months ended December 31, 2018, we committed to refinance two acquired loans totaling $139 at maturity. These loans were considered TDR’s upon refinancing, subsequent to December 31, 2018. There was $4 available on one unused line of credit loan meeting our TDR criteria as of December 31, 2018.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Twelve months ended December 31, 2019
TDRs:
Commercial/Agricultural real estate	18	$2,028	$159	$3,224	$—	$5,411	$5,411	$317,867
Commercial/Agricultural non-real estate	11	184	364	996	—	1,544	1,544	98,152
Residential real estate	14	823	—	212	—	1,035	1,035	42,035
Consumer non-real estate	1	2	—	—	—	2	2	—
Totals	44	$3,037	$523	$4,432	$—	$7,992	$7,992	$458,054

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended December 31, 2018
TDRs:
Commercial/Agricultural real estate	2	$—	$581	$—	$21	$602	$602	$—
Commercial/Agricultural non-real estate	1	24	—	—	—	24	24	—
Residential real estate	4	240	—	—	—	240	240	—
Consumer non-real estate	—	—	—	—	—	—	—	—
Totals	7	$264	$581	$—	$21	$866	$866	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Twelve months ended September 30, 2018
TDRs:
Commercial/Agricultural real estate	12	$377	$410	$780	$339	$1,906	$1,906	$5
Commercial/Agricultural non-real estate	9	714	807	611	—	2,132	2,132	—
Residential real estate	14	851	—	12	195	1,058	1,058	36
Consumer non-real estate	1	4	—	—	—	4	4	—
Totals	36	$1,946	$1,217	$1,403	$534	$5,100	$5,100	$41

A summary of loans by loan class modified in a troubled debt restructuring as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	27	$6,599	19	$2,787
Commercial/Agricultural non-real estate	16	2,338	10	1,733
Residential real estate	43	3,589	41	4,103
Consumer non-real estate	7	68	13	99
Total loans	93	$12,594	83	$8,722

The following table provides information related to restructured loans that were considered in default as of December 31, 2019 and December 31 2018:

	December 31, 2019		December 31, 2018
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	13	$4,868	4	$577
Commercial/Agricultural non-real estate	14	1,973	8	1,305
Residential real estate	3	357	7	785
Consumer non-real estate	—	—	—	—
Total troubled debt restructurings	30	$7,198	19	$2,667
Included above are thirteen TDR loans that became in default during the three months ended December 31, 2019.
All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

December 31, 2019
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	38,268
Carrying amount	31,978
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	386,476
Carrying amount	383,275
Total acquired loans
Outstanding balance	424,744
Carrying amount	415,253
The following table provides changes in accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	December 31, 2019	December 31, 2018	September 30, 2018
Balance at beginning of period	$3,163	$2,325	$2,893
Acquisitions	814	1,020	—
Reclass from non-accretable difference	80	—	—
Accretion	(856)	(182)	(568)
Balance at end of period	$3,201	$3,163	$2,325

Non-accretable yield on purchased credit impaired loans was $6,290 and $4,123, at December 31, 2019 and December 31, 2018, respectively.
The following table reflects amounts for all acquired credit impaired and acquired performing loans acquired from F&M at acquisition.

	Acquired Credit Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Contractually required cash flows at acquisition	$18,355	$111,919	$130,274
Non-accretable difference (expected losses and foregone interest)	(2,728)	—	(2,728)
Cash flows expected to be collected at acquisition	15,627	111,919	127,546
Accretable yield	—	(814)	(814)
Fair value of acquired loans at acquisition	$15,627	111,105	$126,732
The following table reflects amounts for all acquired credit impaired and acquired performing loans acquired from United Bank at acquisition.

	Acquired Credit Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Contractually required cash flows at acquisition	$20,266	$183,317	$203,583
Non-accretable difference (expected losses and foregone interest)	(2,704)	—	(2,704)
Cash flows expected to be collected at acquisition	17,562	183,317	200,879
Accretable yield	—	(1,020)	(1,020)
Fair value of acquired loans at acquisition	$17,562	182,297	$199,859
NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of the one- to four-family residential real estate loans as of December 31, 2019 and December 31, 2018 were $524,715 and $518,476, respectively. These residential mortgage loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $2,868 and $3,182, at December 31, 2019 and December 31, 2018, respectively. Mortgage servicing rights activity for the year ended December 31, 2019 and the three months ended December 31, 2018 were as follows:

	As of and for the twelve months ended	As of and for the three months ended	As of and for the twelve months ended
	December 31, 2019	December 31, 2018	September 30, 2018
Mortgage servicing rights:
Mortgage servicing assets, net; beginning of period	$4,486	$1,840	$1,886
MSR asset acquired	—	2,721	—
Increase in MSR assets resulting from transfers of financial assets	904	100	289
Amortization during the period	(849)	(175)	(335)
	4,541	4,486	1,840
Valuation Allowances:
Balance at beginning of period	—	—	—
Additions	(259)	—	—
Recoveries	—	—	—
Write-downs	—	—	—
Balance at end of period	(259)	—	—
Mortgage servicing assets, net; end of period	$4,282	$4,486	$1,840
Fair value of MSR asset; end of period	$4,309	$5,214	$2,669
Residential mortgage loans serviced for others	$524,715	$518,476	$281,289
Net book value of MSR asset to loans serviced for others	0.82%	0.87%	0.65%
At December 31, 2019, the estimated future aggregate amortization expense for the MSRs is as follows. The estimated amortization expense is based on existing mortgage servicing asset balances. The timing of amortization expense actually recognized in future periods may differ significantly based on actual prepayment speeds, mortgage interest rates and other factors.

Amortization Expense
2020	$987
2021	841
2022	696
2023	557
2024	418
After 2024	783
Total	$4,282

NOTE 6 - OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment for each of the periods shown below consisted of the following:

	December 31, 2019	December 31, 2018	September 30, 2018
Land	$4,361	$2,335	$1,369
Buildings	15,781	11,026	8,838
Furniture, equipment and vehicles	6,701	5,926	5,334
Subtotals	26,843	19,287	15,541
Less--Accumulated depreciation	(5,737)	(5,774)	(5,507)
Office properties and equipment, net	$21,106	$13,513	$10,034
Depreciation expense was $1,564 for the year ended December 31, 2019, $313 for the three months ended December 31, 2018 and $1,054 for the year ended September 30, 2018.
NOTE 7 - GOODWILL AND INTANGIBLE ASSETS
Goodwill--Goodwill was $31,498, $31,474 and $10,444 as of December 31, 2019, December 31, 2018 and September 30, 2018, respectively. The following table provides changes in goodwill during the periods ended December 31, 2019, December 31, 2018 and September 30, 2018:

	Year ended	Three months ended	Year ended
	December 31, 2019	December 31, 2018	September 30, 2018
Balance at beginning of period	$31,474	$10,444	$10,444
F&M acquisition (see Note 2)	24	—	—
United Bank acquisition (see Note 2)	—	21,030	—
Balance at end of period	$31,498	$31,474	$10,444
Intangible assets--Intangible assets consist of core deposit intangibles arising from various bank acquisitions and the premium on the Wells Insurance Agency customer relationships. A summary of intangible assets and related amortization for the periods shown below follows:

	Year ended	Three months ended	Year ended
	December 31, 2019	December 31, 2018	September 30, 2018
Gross carrying amount	$12,798	$11,216	$8,195
Accumulated amortization	(5,211)	(3,715)	(3,390)
Net book value	$7,587	$7,501	$4,805
Additions during the period (1)	$1,582	$3,021	$—
Amortization during the period	$1,496	$325	$644
(1) Intangible asset additions at December 31, 2019 and 2018, included the F&M and United Bank core deposit intangible assets in the amount of $1,582 and $3,021, respectively.
At December 31, 2019, the estimated future aggregate amortization expense for the intangible assets are as follows:

Intangible Assets
2020	$1,648
2021	1,648
2022	1,501
2023	806
2024	767
After 2024	1,217
Total	$7,587

NOTE 8—LEASES
We have operating leases for our corporate offices (1), bank branch offices (6), other production offices (1) and certain office equipment. In May 2019, the bank acquired the previously leased Mankato, MN branch office and in August 2019, the bank acquired the previously leased Rice Lake, WI and Lake Hallie, WI branch offices, which are now included in office properties and equipment on the consolidated balance sheet. Our leases have remaining lease terms of 1 to 6.63 years, some of which include options to extend the leases for up to 5 years. As of December 31, 2019, we have no additional lease commitments that have not yet commenced.

As of and for the twelve months ended December 31, 2019
Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$824
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—

Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$2,787
Operating lease liabilities	$2,845

Weighted average remaining lease term in years; operating leases	6.63
Weighted average discount rate; operating leases	3.07%
Future payments due under operating leases as of December 31, 2019 are as follows:

Fiscal years ending December 31,
2020	$611
2021	473
2022	437
2023	391
2024	338
Thereafter	1,168
Total lease payments	3,418
Less: effects of discounting	(573)
Lease liability recognized	$2,845

NOTE 9—DEPOSITS
The following is a summary of deposits by type at December 31, 2019 and December 31, 2018, respectively:

	December 31, 2019	December 31, 2018
Non-interest bearing demand deposits	$168,157	$155,405
Interest bearing demand deposits	223,102	169,310
Savings accounts	156,599	192,310
Money market accounts	246,430	126,021
Certificate accounts	401,414	364,466
Total deposits	$1,195,702	$1,007,512
Brokered deposits included above:	$50,377	$55,330

At December 31, 2019, the scheduled maturities of time deposits were as follows:

2020	$237,501
2021	90,891
2022	68,527
2023	1,913
2024	2,582
After 2024	—
Total	$401,414
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at December 31, 2019 and December 31, 2018 amounted to $38,802, and $3,434, respectively.
NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2019 and December 31, 2018 is as follows:

		December 31,
		2019			2018
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4), (5)	2019	$—	—%	—%	$99,000	2.49%	2.61%
	2020	69,000	1.67%	2.05%	—	—%	—%
	2021	4,000	1.85%	2.16%	—	—%	—%
	2022	15,000	2.34%	2.45%	11,000	2.45%	2.45%
	2023	—	—%	—%	—	—%	—%
	2024	530	—%	—%	—	—%	—%
	2029	42,500	1.00%	1.13%	—	—%	—%
Subtotal		$131,030			$110,000
Unamortized discount on acquired notes		$(59)			$(187)
Federal Home Loan Bank advances, net		$130,971			$109,813

Senior Notes (6)	2031	$28,856	4.00%	4.75%	$10,000	4.50%	4.75%

Subordinated Notes (7)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
Unamortized debt issuance costs		$(296)			$(353)
Total other borrowings		$14,704			$14,647

Totals		$174,531			$134,460

(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $792,909 and $589,731 at December 31, 2019 and 2018, respectively. At December 31, 2019, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $203,935 compared to $178,620 as of December 31, 2018.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $151,530 and $109,813, during the twelve months ended December 31, 2019 and the three month transition period ended December 31, 2018, respectively.
(3) The weighted-average interest rates on FHLB short term borrowings outstanding as of December 31, 2019 and December 31, 2018 were 1.74% and 2.58%, respectively.
(4)    The bank acquired ten FHLB notes totaling $14,030, as a result of the F&M acquisition, that mature on various dates through 2024 with a weighted average rate of 1.97% and weighted average maturity of 18 months. The Bank acquired one $11,000 FHLB note as a result of the United Bank acquisition, with a 2.45% rate and February 1, 2022 maturity date.
(5)    FHLB term notes totaling $42,500, with various maturity dates in 2029, can be called or replaced by the FHLB on a quarterly basis, beginning approximately three months after the initial advance. In November 2019, a $5,000 note was called and replaced with a new 10-year maturity note, which is also callable quarterly.
(6)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, requiring quarterly interest-only payments through June 2022, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate. This note included the refinancing of $10,074 of existing debt.
(b) A $5,000 line of credit, maturing in August 2020, that remains undrawn upon.
(7)    Subordinated notes resulted from the Company’s private sale in August 2017, and bear a fixed interest rate of 6.75% for five years. In August 2022, they convert to a three-month LIBOR plus 4.90% rate, and the interest rate will reset quarterly thereafter. Interest-only payments are due quarterly.
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $147,991 and $87,359 at December 31, 2019 and 2018, respectively.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019, the Bank and Company were categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2019 and 2018, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2019
Total capital (to risk weighted assets)	$160,302,000	13.1%	$98,174,000	> =	8.0%	$122,718,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	149,982,000	12.2%	73,631,000	> =	6.0%	98,174,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	149,982,000	12.2%	55,223,000	> =	4.5%	79,767,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	149,982,000	10.4%	57,834,000	> =	4.0%	72,293,000	> =	5.0%
As of December 31, 2018
Total capital (to risk weighted assets)	$126,440,000	12.7%	$79,651,000	> =	8.0%	$99,563,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	118,836,000	11.9%	59,738,000	> =	6.0%	79,651,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	118,836,000	11.9%	44,804,000	> =	4.5%	64,716,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	118,836,000	9.7%	48,976,000	> =	4.0%	61,220,000	> =	5.0%
The Company’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2019 and 2018, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2019
Total capital (to risk weighted assets)	$137,259,000	11.2%	$98,174,000	> =	8.0%	$122,718,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	111,939,000	9.1%	73,631,000	> =	6.0%	98,174,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	111,939,000	9.1%	55,223,000	> =	4.5%	79,767,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	111,939,000	7.7%	57,834,000	> =	4.0%	72,293,000	> =	5.0%
As of December 31, 2018
Total capital (to risk weighted assets)	$123,657,000	12.4%	$79,651,000	> =	8.0%	$99,563,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	101,053,000	10.2%	59,738,000	> =	6.0%	79,651,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	101,053,000	10.2%	44,804,000	> =	4.5%	64,716,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	101,053,000	8.3%	48,976,000	> =	4.0%	61,220,000	> =	5.0%
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
The Company’s ability to pay dividends is also subject to the terms of the Business Note Agreement dated August 1, 2018, which prohibits the Company from making dividend payments while an event of default has occurred and is continuing under the loan agreement or from allowing payment of a dividend which would create an event of default.
The following table reflects the annual cash dividend paid in the three months ended December 31, 2019 and years ended September 30, 2018 and 2018 respectively.

	December 31, 2019	December 31, 2018	September 30, 2018
Cash dividends per share	$0.20	$—	$0.20
Stockholder record date	02/08/2019	NA	02/09/2018
Dividend payment date	03/08/2019	NA	03/08/2018
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Set forth below are the balances of the Company’s off-balance-sheet credit instruments consisting of commitments to make loans as of December 31, 2019 and December 31, 2018, respectively.

	Contract or Notional Amount at December 31,	Contract or Notional Amount at December 31,
	2019	2018
Commitments to extend credit	$243,642	$204,683
Commercial standby letter of credit	$3,011	$3,118
Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans. The Company has recorded no liability associated with standby letters of credit as of December 31, 2019 and 2018.
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
NOTE 13—RETIREMENT PLANS
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $524, $126 and $383 for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, respectively.
NOTE 14 - STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan and 2004 Stock Option and Incentive Plan. These plans were terminated on January 18, 2018.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. As of December 31, 2019, 89,183 restricted shares and 181,000 options had been granted to eligible participants. Due to the plan’s expiration, no new awards can be granted under this plan. Restricted shares granted under the 2008 Equity Incentive Plan were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of December 31, 2019, 54,068 restricted shares had been granted under this plan. As of December 31, 2019, no stock options had been granted under this plan.
Net compensation expense related to restricted stock awards from these plans was $470, $127 and $271 for the year ended December 31, 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018, respectively.
Restricted Common Stock Awards

	Year ended		Transition period ended		Year ended
	December 31, 2019		December 31, 2018		September 30, 2018
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,407	$13.24	52,172	$13.29	42,378	$12.07
Granted	12,847	11.50	27,514	13.15	33,230	13.77
Vested	(32,630)	12.89	(4,279)	13.30	(11,589)	13.12
Forfeited	(12,167)	13.28	—	—	(11,847)	10.45
Unvested and outstanding at end of year	43,457	$12.76	75,407	$13.24	52,172	$13.29
The Company accounts for stock-based employee compensation related to the Company’s 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The net compensation cost recognized for stock-based employee compensation from both plans for the year ended December 31, 2019, the transition period ended December 31, 2018 and the year ended September 30, 2018 was $18, $5 and $12, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Year ended December 31, 2019
Outstanding at beginning of year	108,930	$10.15
Exercised	(28,430)	7.12
Forfeited or expired	(2,400)	12.38
Outstanding at end of year	78,100	$11.18	6.55
Exercisable at end of year	44,700	$10.73	6.3	$67
Fully vested and expected to vest	78,100	$11.18	6.55	$81
Transition period ended December 31, 2018
Outstanding at beginning of year	121,670	$9.82
Exercised	(12,740)	7.04
Outstanding at end of year	108,930	$10.15	5.82
Exercisable at end of year	56,230	$8.83	4.01	$116
Fully vested and expected to vest	108,930	$10.15	5.82	$82
Year ended September 30, 2018
Outstanding at beginning of year	146,606	$9.45
Granted	8,000	13.60
Exercised	(6,042)	8.11
Forfeited or expired	(26,894)	9.31
Outstanding at end of year	121,670	$9.82	5.48
Exercisable at end of year	67,370	$8.38	3.42	$379
Fully vested and expected to vest	121,670	$9.82	5.48	$508
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan during each period follows:

	Year ended December 31,	Transition period ended December 31,	Year ended September 30,
	2019	2018	2018
Intrinsic value of options exercised	$130	$81	$33
Cash received from options exercised	$203	$90	$50
Tax benefit realized from options exercised	$—	$—	$—
Set forth below is a table showing relevant assumptions used in calculating stock option expense related to the 2008 Equity Incentive Plan:

	Year ended December 31,	Transition period ended December 31,	Year ended September 30,
	2019	2018	2018
Dividend yield	NA	NA	1.18%
Risk-free interest rate	NA	NA	2.4%
Weighted average expected life (years)	NA	NA	10
Expected volatility	NA	NA	2.3%

NOTE 15 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Year ended December 31,	Transition period ended December 31,	Year ended September 30,
	2019	2018	2018
Current tax provision
Federal	$2,535	$574	$1,989
State	1,081	194	530
	3,616	768	2,519
Deferred tax provision (benefit)
Federal	(305)	(153)	(410)
Bank owned life insurance - Tax Act clarification	(300)	—	—
Federal deferred tax adjustment - Tax Act	—	—	338
State	(197)	(54)	(121)
	(802)	(207)	(193)
Total	$2,814	$561	$2,326
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Year ended December 31,		Transition period ended December 31,		Year ended September 30,
	2019		2018		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$2,577	21.0%	$383	21.0%	$1,619	24.5%
State income taxes, net of federal	813	6.6%	140	7.7%	409	6.2%
Bank owned life insurance - Tax Act clarification	(300)	(2.4)%	—	—%	—	—%
Bank owned life insurance	(116)	(0.9)%	—	—%	—	—%
Deferred tax adjustment - related to the Tax Act	—	—%	—	0.0%	338	5.1%
Tax exempt interest	(153)	(1.3)%	(44)	(2.4)%	(198)	(3.0)%
Other	(7)	(0.1)%	82	4.5%	158	2.4%
Total	$2,814	22.9%	$561	30.8%	$2,326	35.2%
On October 25, 2019, the Department of the Treasury released regulations which clarified the tax status of acquired life insurance policies, resulting in policies acquired from United Bank and F&M retaining their tax-free status. As a result, the Company reduced its related deferred tax liabilities by $342 thousand (F&M), and $300 thousand (United Bank) and F&M’s initial goodwill was reduced by $342 thousand on the December 31, 2019 consolidated balance sheet. $300 thousand was recorded as a discrete tax credit reduction on the Company’s statement of operations for the three and twelve-months ended December 31, 2019.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for fiscal 2018, and 21% for periods after September 30, 2018. GAAP requires the impact of the provisions of the Tax Act be accounted for in the period of enactment. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we made a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company revalued its net deferred tax assets to account for the future impact of lower corporate taxes. For the items for which we were able to determine a reasonable estimate, we recorded an increased provisional amount of income tax expense of $275 in December 2017, related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. In the fourth quarter of fiscal 2018, based on updated information obtained in connection with the filing of our tax return and analysis of our net deferred tax asset both from the return and 2018 tax provisions, we finalized the tax analysis and recorded an additional $63 of expense, or a net increase in our tax provision for the fiscal year ended September 30, 2018 of $338 related to the Tax Act.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019, December 31, 2018 and September 30, 2018, respectively:

	Year ended December 31,	Transition period ended December 31,	Year ended September 30,
	2019	2018	2018
Deferred tax assets:
Allowance for loan losses	$2,694	$2,091	$1,822
Deferred loan costs/fees	209	83	47
Director/officer compensation plans	83	143	126
Net unrealized loss on securities available for sale	179	698	1,027
Economic performance accruals	504	273	273
Other real estate	31	53	58
Deferred revenue	87	110	111
Loan Discounts	2,391	1,750	846
FHLB Advances	107	104	—
Lease Liability	768	—	—
Other	58	17	10
Deferred tax assets	$7,111	$5,322	$4,320
Deferred tax liabilities:
Office properties and equipment	(1,574)	(971)	(742)
Federal Home Loan Bank stock	(129)	(94)	(88)
Core Deposit Intangible	(1,937)	(1,771)	(987)
Bank Owned Life Insurance	—	(282)	—
Net gain on equity securities	(456)	—	—
Prepaid expenses	(137)	(159)	(155)
Mortgage servicing rights	(1,177)	(1,234)	(496)
Leases; right of use asset	(753)	—	—
Other acquired intangibles	(111)	(96)	(152)
Deferred tax liabilities	$(6,274)	$(4,607)	$(2,620)
Net deferred tax assets	$837	$715	$1,700
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting

Policies,” above. At December 31, 2019, December 31, 2018 and September 30, 2018, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2019, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2016 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The Company’s policy is to recognize interest and penalties related to income tax issues as components of other non-interest expense. The Company recognized no material expense on income tax related interest or penalties during any of the periods presented.
NOTE 16 – FAIR VALUE ACCOUNTING
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Investment securities:
U.S. government agency obligations	$51,805	$—	$51,805	$—
Obligations of states and political subdivisions	281	—	281	—
Mortgage-backed securities	71,331	—	71,331	—
Corporate debt securities	18,725	—	18,725	—
Corporate asset based securities	26,854	—	26,854	—
Trust preferred securities	11,123	—	11,123	—
Total	$180,119	$—	$180,119	$—
December 31, 2018
Investment securities:
U.S. government agency obligations	$45,298	$—	$45,298	$—
Obligations of states and political subdivisions	34,728	—	34,728	—
Mortgage-backed securities	41,350	—	41,350	—
Agency Securities	148	—	148	—
Corporate debt securities	6,305	—	6,305	—
Corporate asset based securities	18,896	—	18,896	—
Total	$146,725	$—	$146,725	$—
For the year ended December 31, 2019 and the transition period ended December 31, 2018, the Company did not own any securities for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the year ended December 31, 2019 or the transition period ended December 31, 2018. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the year ended December 31, 2019, the transition period ended December 31, 2018 or the year ended September 30, 2018, respectively.

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2019 and December 31, 2018:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Foreclosed and repossessed assets, net	$1,460	$—	$—	$1,460
Impaired loans with allocated allowances	4,131	—	—	4,131
Mortgage servicing rights	4,309	—	—	4,309
Total	$9,900	$—	$—	$9,900
December 31, 2018
Foreclosed and repossessed assets, net	$2,570	$—	$—	$2,570
Impaired loans with allocated allowances	2,485	—	—	2,485
Mortgage servicing rights	5,214	—	—	5,214
Total	$10,269	$—	$—	$10,269
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at December 31, 2019 and December 31, 2018.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
December 31, 2019
Foreclosed and repossessed assets, net	$1,460	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$4,131	Appraisal value / Internal collateral valuations	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$4,309	Discounted cash flows	Prepayment Speeds & Discounted rates	9.5% - 12.5%
December 31, 2018
Foreclosed and repossessed assets, net	$2,570	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$2,485	Appraisal value / Internal collateral valuations	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$5,214	Discounted cash flows	Prepayment Speeds & Discounted rates	9.5% - 12.5%

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
Equity securities with readily determinable fair value
Equity securities with readily determinable fair value are comprised of Federal Agricultural Mortgage Corporation (“Farmer Mac”) equity securities and represents a level 1 measurement.
Other investments
Other investments are non-marketable equity securities comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock carried at cost, which are their redeemable fair value since the market for each category of this stock is restricted. Also included in non-marketable equity securities is stock in a private company that does not have a quoted market price. This stock is carried at cost plus or minus changes resulting from observable price changes in orderly transactions for this stock, less other-than-temporary impairment charges, if any. Other investments represents a level 2 measurement.
Loans Receivable, net
Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, C&I and consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity date using market discount rates reflecting the credit and interest rate risk inherent in the loan, including estimates of prepayments and reasonable prepayment rates. The estimate of maturity is based on the Bank’s repayment schedules for each loan classification. The fair value of variable rate loans approximates carrying value. The net carrying value of the loans acquired through the CBN, WFC, United Bank and F&M acquisitions approximates the fair value of the loans at December 31, 2019. The fair value of loans is considered to be a level 3 measurement.
Loans Held for Sale
Fair values are based on quoted market prices of similar loans sold on the secondary market.
Mortgage Servicing Rights
Fair values are estimated using discounted cash flows based on current market rates and other factors.
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
Off-Balance-Sheet Instruments
The fair value of off-balance sheet commitments, if material, would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the customers. Since this amount is immaterial to the Company’s consolidated financial statements, no amount for fair value is presented.

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		December 31, 2019		December 31, 2018
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$55,840	$55,840	$45,778	$45,778
Other interest-bearing deposits	(Level II)	4,744	4,792	7,460	6,704
Securities available for sale "AFS"	(Level II)	180,119	180,119	146,725	146,725
Securities held to maturity "HTM"	(Level II)	2,851	2,957	4,850	4,872
Equity securities with readily determinable fair value	(Level I)	246	246	—	—
Other investments	(Level II)	15,005	15,005	11,261	11,261
Loans receivable, net	(Level III)	1,167,060	1,161,660	984,952	988,072
Loans held for sale	(Level II)	5,893	5,893	1,927	1,927
Mortgage servicing rights	(Level III)	4,282	4,309	4,486	5,214
Accrued interest receivable	(Level I)	4,738	4,738	4,307	4,307
Financial liabilities:
Deposits	(Level III)	$1,195,702	$1,192,777	$1,007,512	$1,005,488
FHLB advances	(Level II)	130,971	131,593	109,813	109,665
Other borrowings	(Level I)	43,560	43,560	24,647	24,647
Other liabilities	(Level I)	10,010	10,010	7,359	7,359
Accrued interest payable	(Level I)	453	453	406	406

NOTE 17—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share is as follows:

	Year ended	Three months ended	Year ended
	December 31, 2019	December 31, 2018	September 30, 2018
Basic
Net income attributable to common shareholders	$9,463	$1,261	$4,283
Weighted average common shares outstanding (1)	11,114,328	10,942,920	5,943,891
Basic earnings per share	$0.85	$0.12	$0.72
Diluted
Net income attributable to common shareholders	$9,463	$1,261	$4,283
Weighted average common shares outstanding (1)	11,114,328	10,942,920	5,943,891
Add: Dilutive preferred shares impact prior to common stock conversion (2)	—	—	1,356,164
Add: Dilutive stock options outstanding	6,961	24,466	35,192
Average shares and dilutive potential common shares (1)(2)	11,121,289	10,967,386	7,335,247
Diluted earnings per share	$0.85	$0.12	$0.58
Additional common stock option shares that have not been included due to their antidilutive effect	26,200	28,000	—
(1) On September 28, 2018, 500,000 shares of Series A Preferred Stock was mandatorily converted into 10 Shares of Common Stock following receipt of stockholder approval, resulting in the issuance of 5,000,000 shares of common stock, which impacts basic and diluted earnings per share.
(2) On June 20, 2018, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold an aggregate of 500,000 shares of Series A Preferred Stock in a private placement at $130.00 per share, for aggregate gross proceeds of $65 million, which had an impact on diluted earnings per share.

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income (loss):

	For the year ended, December 31,			For the three months ended, December 31,			For the year ended, September 30,
	2019			2018			2018
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	$1,681	(462)	$1,219	$1,193	$(328)	$865	$(3,134)	$844	$(2,290)
Less: reclassification adjustment for gains (losses) included in net income	271	(75)	196	—	—	—	(17)	5	(12)
Other comprehensive income (loss)	$1,952	$(537)	$1,415	$1,193	$(328)	$865	$(3,151)	$849	$(2,302)
The following table shows the changes in the accumulated balances of other comprehensive income (loss):

	Unrealized Losses on Securities	Accumulated Other Comprehensive Loss
Balance, October 1, 2017	$(267)	$(267)
Current year-to-date other comprehensive loss, net of tax	(2,302)	(2,302)
Reclassification of certain deferred tax effects due to adoption of ASU 2018-01 (1)	—	(137)
Ending Balance, September 30, 2018	$(2,569)	$(2,706)
Current year-to-date other comprehensive income, net of tax	865	865
Ending balance, December 31, 2018	$(1,704)	$(1,841)
Current year-to-date other comprehensive income, net of tax	1,415	1,415
Adoption of ASU 2016-01; Equity securities (2)	(45)	(45)
Ending balance, December 31, 2019	$(334)	$(471)
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 15, “Income Taxes”.
(2) Amount reclassified to retained earnings due to January 1, 2019 adoption of ASU 2016-02. For further information, refer to Note 1, “Nature of Business and Summary of Significant Accounting Policies; Recent Pronouncements-Adopted”.

Reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2019 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$271		Net gain on sale of available for sale securities
Tax effect	(75)		Provision for income taxes
Total reclassifications for the period	$196		Net gain attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

Reclassifications out of accumulated other comprehensive income for the three months ended December 31 2018 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—		Net gain on sale of available for sale securities
Tax effect	—		Provision for income taxes
Total reclassifications for the period	$—		Net gain attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

Reclassifications out of accumulated other comprehensive income for the twelve months ended September 30, 2018 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$(17)		Net loss on sale of available for sale securities
Tax effect	5		Provision for income taxes
Total reclassifications for the period	$(12)		Net loss attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

NOTE 19—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY
The following condensed balance sheets as of December 31, 2019 and 2018, and condensed statements of operations and cash flows for the year ended December 31, 2019, for the transition period ended December 31, 2018 and the year ended September 30, 2018, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Condensed Balance Sheets

	December 31,	December 31,
	2019	2,018
Assets
Cash and cash equivalents	$5,253	$6,975
Investments	—	—
Other assets	332	336
Investment in subsidiary	188,594	155,970
Total assets	$194,179	$163,281
Liabilities and Stockholders' Equity
Other borrowings	$43,560	$24,647
Other liabilities	66	447
Total liabilities	43,626	25,094
Total stockholders’ equity	150,553	138,187
Total liabilities and stockholders’ equity	$194,179	$163,281
Statements of Operations

	Year ended December 31,	Transition period ended December 31,	Year ended September 30,
	2019	2018	2018
Interest income	$—	$—	$3
Interest expense	2,015	394	1,740
Net interest expense	(2,015)	(394)	(1,737)
Dividend income from bank subsidiary	7,350	—	—
Operating income	—	—	5
Operating expenses	(1,596)	(803)	(1,333)
Net (loss) income before benefit for income taxes and equity in undistributed income (loss) of subsidiaries	3,739	(1,197)	(3,065)
Benefit for income taxes	904	201	829
Net (loss) earnings before equity in undistributed income (loss) of subsidiaries	4,643	(996)	(2,236)
Equity in undistributed income (loss) of subsidiaries	4,820	2,257	6,519
Net income	$9,463	$1,261	$4,283

Statements of Cash Flows

	Year ended December 31,	Transition period ended December 31,	Year ended September 30,
	2019	2018	2018
Change in cash and cash equivalents:
Cash flows from operating activities:
Net income	$9,463	$1,261	$4,283
Depreciation expense	12	—	—
Stock based compensation expense	18	5	12
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(12,170)	(2,257)	(6,519)
Decrease (increase) in other assets	101	(44)	(223)
(Decrease) increase in other liabilities	(391)	77	131
Net cash used in operating activities	(2,967)	(958)	(2,316)
Cash flows from investing activities:
Proceeds from maturities of interest bearing deposits	—	—	1,241
Proceeds from private placement stock offering, net of issuance costs	—	—	61,265
Cash consideration paid in business combination	(20,970)	(51,128)	—
Net capital expenditures	—	(12)	(50)
Net cash provided by (used in) investing activities	(20,970)	(51,140)	62,456
Cash flows from financing activities:
Proceeds from other borrowings, net of issuance costs	29,913	—	9,911
Repayments of other borrowings	(13,000)	—	(15,611)
Repurchase shares of common stock	—	—	(1)
Surrender of restricted shares of common stock	(53)	(8)	(33)
Common Stock options exercised	203	90	50
Dividend from bank to holding company	7,350	—	—
Cash dividends paid	(2,198)	—	(1,181)
Net cash (used in) provided by financing activities	22,215	82	(6,865)
Net increase in cash and cash equivalents	(1,722)	(52,016)	53,275
Cash and cash equivalents at beginning of year	6,975	58,991	5,716
Cash and cash equivalents at end of year	$5,253	$6,975	$58,991

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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2019, under the supervision and with the participation of the Company’s management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at reaching a level of reasonable assurance.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On July 1, 2019, we completed our acquisition of F&M. In accordance with our integration efforts, we plan to incorporate F&M’s operations into our internal control over financial reporting structure within the tine frame provided by applicable SEC rules and regulations.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Director Nominations”, “Audit Committee Matters – Audit Committee Financial Expert”, and “Corporate Governance Matters – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2020.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following three outside independent directors: Timothy Olson (Chairman), Richard McHugh and Kristina Bourget.
ITEM 11. EXECUTIVE COMPENSATION
The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2020.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2019, with respect to compensation plans under which shares of common stock were issued or available to be issued:

	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Common Shares Available for Future Issuance Under Equity
Plan Category	Warrants and Rights (1)	Warrants and Rights	Compensation Plans (2)
Equity compensation plans approved by security holders	78,100	$11.18	295,932
Equity compensation plans not approved by security holders	—	—	—
Total	78,100	$11.18	295,932

(1)Represents 78,100 shares of our Common Stock to be issued upon exercise of outstanding stock options under the 2008 Equity Incentive Plan, (the “Prior Plan”).
(2)Represents 295,932 shares of our Common Stock available for issuance under the 2018 Equity Incentive Plan. No new awards may be granted under the Prior Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2020.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:
Report of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP)
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the Year Ended December 31, 2019, the Transition Period Ended December 31, 2018, and the Year Ended September 30, 2018
Consolidated Statements of Comprehensive Income (Loss) for the Year Ended December 31, 2019, the Transition Period Ended December 31, 2018 and the Year Ended September 30, 2018
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2019, the Transition Period Ended December 31, 2018 and the Year Ended September 30, 2018
Consolidated Statements of Cash Flows for the Year Ended December 31, 2019, the Transition Period Ended December 31, 2018 and the Year Ended September 30, 2018
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or has otherwise been included in the financial statements or notes hereto.
(a)(3) Exhibits

2.1
Agreement and Plan of Merger between Citizens Community Bancorp, Inc. and Wells Financial Corp. dated as of March 17, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on March 17, 2017 (File No. 001-33003)).

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

2.5
Agreement and Plan of Merger dated January 21, 2019, among F. & M. Bancorp. of Tomah, Inc., Citizens Community Bancorp, Inc., and F&M Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 22, 2019 (File No. 001-33003)).

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

3.5	Amendment to the Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated December 20, 2013, filed on December 26, 2013 (file No. 001-33003)).
4.1	Description of Capital Stock
4.2
Subordinated Note Purchase Agreement between Citizens Community Bancorp, Inc. and EJF Debt Opportunities Master Fund, LP dated May 30, 2017 (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on May 31, 2017 (File No. 001-33003)).

4.3	Form of Subordinated Note (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed on May 31, 2017 (File No. 001-33003)).
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

10.10
Second Amended and Restated Loan Agreement with First Tennessee, National Association dated May 30, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 31, 2017 (File No. 001-33003)).

10.11+
Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on March 30, 2018 (File No. 333-224042)).

10.12+
Form of Restricted Stock Agreement under the Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed on December 10, 2018 (File No. 001-33003)).

10.13+
Form of Director Restricted Stock Agreement under the Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on December 10, 2018 (File No. 001-33003)).

10.14+
Citizens Community Bancorp, Inc. 2018 Long Term Incentive Plan under the Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on December 10, 2018 (File No. 001-33003)).

10.15+
Form of Citizens Community Bancorp, Inc. 2018 Long Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K filed on December 10, 2018 (File No. 001-33003)).

10.16+
Form of Citizens Community Bancorp, Inc. 2019 Long Term Incentive Plan Award Agreement. (incorporated by reference to Exhibit 10.19 to the Company’s Transition Report on Form 10-K filed on March 8, 2019 (File No. 001-33003)).

10.17
Securities Purchase Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.18
Registration Rights Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.19
Business Note, dated June 26, 2019, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019 (File No. 001-33003)).

10.20
Business Credit Agreement, dated August 1, 2019, by and between Citizens Community Bancorp, Inc. and Chippewa Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2019 (File No. 001-33003)).

10.21+
Second Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A., and Stephen Bianchi, dated as of November 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 4, 2019 (File No. 001-33003)).

10.22+
Second Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A., and James S. Broucek, dated as of November 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on November 4, 2019 (File No. 001-33003)).

21	Subsidiaries of the Company as of December 31, 2019 (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP) (filed herewith).
31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer (filed herewith).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: March 10, 2020	By:	/s/ James S. Broucek
James S. Broucek
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2020	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: March 10, 2020	By:	/s/ Richard McHugh
Richard McHugh Lead Director

Date: March 10, 2020	By:	/s/ Michael L. Swenson
Michael L. Swenson Director

Date: March 10, 2020	By:	/s/ James R. Lang
James R. Lang Director

Date: March 10, 2020	By:	/s/ Francis E. Felber
Francis E. Felber Director

Date: March 10, 2020	By:	/s/ James D. Moll
James D. Moll Director

Date: March 10, 2020	By:	/s/ Kristina M. Bourget
Kristina M. Bourget Director

Date: March 10, 2020	By:	/s/ Timothy L. Olson
Timothy L. Olson Director

Date: March 10, 2020	By:	/s/ James S. Broucek
James S. Broucek Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)