Form 10-Q
period 2020-03-31
Citizens Community Bancorp Inc.
filed 2020-05-11
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At May 11, 2020 there were 11,150,695 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2020

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2020 (unaudited) and December 31, 2019
(derived from audited financial statements)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$41,347	$55,840
Other interest-bearing deposits	4,006	4,744
Securities available for sale "AFS"	163,435	180,119
Securities held to maturity "HTM"	10,767	2,851
Equity securities with readily determinable fair value	163	246
Other investments	14,999	15,005
Loans receivable	1,180,951	1,177,380
Allowance for loan losses	(11,835)	(10,320)
Loans receivable, net	1,169,116	1,167,060
Loans held for sale	3,281	5,893
Mortgage servicing rights	3,728	4,282
Office properties and equipment, net	21,066	21,106
Accrued interest receivable	4,822	4,738
Intangible assets	7,175	7,587
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,432	1,460
Bank owned life insurance ("BOLI")	23,205	23,063
Other assets	5,124	5,757
TOTAL ASSETS	$1,505,164	$1,531,249

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,180,055	$1,195,702
Federal Home Loan Bank advances	123,477	130,971
Other borrowings	43,576	43,560
Other liabilities	10,123	10,463
Total liabilities	1,357,231	1,380,696

Stockholders’ Equity:
Common stock— $0.01 par value, authorized 30,000,000; 11,151,009 and 11,266,954 shares issued and outstanding, respectively	112	113
Additional paid-in capital	127,732	128,856
Retained earnings	22,690	22,517
Unearned deferred compensation	(992)	(462)
Accumulated other comprehensive loss	(1,609)	(471)
Total stockholders’ equity	147,933	150,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,505,164	$1,531,249
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2020 and 2019
(in thousands, except per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest and dividend income:
Interest and fees on loans	$15,459	$12,414
Interest on investments	1,449	1,304
Total interest and dividend income	16,908	13,718
Interest expense:
Interest on deposits	3,180	2,593
Interest on FHLB borrowed funds	508	661
Interest on other borrowed funds	549	402
Total interest expense	4,237	3,656
Net interest income before provision for loan losses	12,671	10,062
Provision for loan losses	2,000	1,225
Net interest income after provision for loan losses	10,671	8,837
Non-interest income:
Service charges on deposit accounts	560	550
Interchange income	464	338
Loan servicing income	685	554
Gain on sale of loans	780	308
Loan fees and service charges	477	128
Insurance commission income	279	184
Net gains on investment securities	73	34
Other	285	236
Total non-interest income	3,603	2,332
Non-interest expense:
Compensation and related benefits	5,435	4,706
Occupancy	1,006	954
Office	543	522
Data processing	996	987
Amortization of intangible assets	412	327
Mortgage servicing rights expense	736	191
Advertising, marketing and public relations	239	203
FDIC premium assessment	68	94
Professional services	604	825
Gain on repossessed assets, net	(68)	(37)
Other	760	1,122
Total non-interest expense	10,731	9,894
Income before provision for income tax	3,543	1,275
Provision for income taxes	937	322
Net income attributable to common stockholders	$2,606	$953
Per share information:
Basic earnings	$0.23	$0.09
Diluted earnings	$0.23	$0.09
Cash dividends paid	$0.21	$0.20
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three months ended March 31, 2020 and 2019
(in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income attributable to common stockholders	$2,606	$953
Other comprehensive income, net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period	(1,191)	1,137
Reclassification adjustment for net gains included in net income	53	27
Other comprehensive income (loss)	(1,138)	1,164
Comprehensive income	$1,468	$2,117
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2020
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2020	11,266,954	$113	$128,856	$22,517	$(462)	$(471)	$150,553
Net income	—	—	—	2,606	—	—	2,606
Other comprehensive income, net of tax	—	—	—	—	—	(1,138)	(1,138)
Surrender of restricted shares of common stock	(1,746)	—	(21)	—	—	—	(21)
Common stock awarded under the equity incentive plan	41,507	—	669	—	(669)	—	—
Common stock fractional share audit adjustment	(40)	—	—	—	—	—	—
Common stock repurchased	(155,666)	(1)	(1,776)	(61)	—	—	(1,838)
Stock option expense	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	—	139	—	139
Cash dividends ($0.21 per share)	—	—	—	(2,372)	—	—	(2,372)
Balance at March 31, 2020	11,151,009	$112	$127,732	$22,690	$(992)	$(1,609)	$147,933
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Twelve Months Ended December 31, 2019

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2019	10,953,512	$109	$125,512	$15,264	$(857)	$(1,841)	$138,187
Net income	—	—	—	953	—	—	953
Other comprehensive income, net of tax	—	—	—	—	—	1,164	1,164
Forfeiture of unvested shares	(958)	—	(13)	—	13	—	—
Surrender of restricted shares of common stock	(798)	—	(9)	—	—	—	(9)
Common stock awarded under the equity incentive plan	10,847	—	252	—	(252)	—	—
Common stock options exercised	27,430	1	194	—	—	—	195
Stock option expense	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	—	140	—	140
Adoption of ASU 2016-01; Equity securities	—	—	—	45	—	(45)	—
Adoption of ASU 2016-02; Leases	—	—	—	(56)	—	—	(56)
Cash dividends ($0.20 per share)	—	—	—	(2,198)	—	—	(2,198)
Balance at March 31, 2019	10,990,033	110	125,940	14,008	(956)	(722)	138,380
Net income	—	—	—	4,107	—	—	4,107
Other comprehensive income, net of tax	—	—	—	—	—	675	675
Forfeiture of unvested shares	(7,958)	—	(118)	—	118	—	—
Surrender of restricted shares of common stock	(3,067)	—	(35)	—	—	—	(35)
Common stock awarded under the equity incentive plan	2,000	—	22	—	(22)	—	—
Common stock options exercised	1,000	—	8	—	—	—	8
Stock option expense	—	—	5	—	—	—	5
Amortization of restricted stock	—	—	—	—	103	—	103
Adoption of ASU 2016-02; Leases	—	—	—	(1)	—	—	(1)
Balance at June 30, 2019	10,982,008	110	125,822	18,114	(757)	(47)	143,242
Net income	—	—	—	1,234	—	—	1,234
Other comprehensive income, net of tax	—	—	—	—	—	319	319
Surrender of restricted shares of common stock	(297)	—	(3)	—	—	—	(3)
Common stock issued to F&M shareholders	288,999	3	3,102	—	—	—	3,105
Stock option expense	—	—	5	—	—	—	5
Amortization of restricted stock	—	—	—	—	127	—	127
Balance, September 30, 2019	11,270,710	$113	$128,926	$19,348	$(630)	$272	$148,029
Net income	—	—	—	3,169	—	—	3,169
Other comprehensive income, net of tax	—	—	—	—	—	(743)	(743)
Forfeiture of unvested shares	(3,251)	—	(68)	—	68	—	—
Surrender of restricted shares of common stock	(505)	—	(6)	—	—	—	(6)
Stock option expense	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	—	100	—	100
Balance, December 31, 2019	11,266,954	$113	$128,856	$22,517	$(462)	$(471)	$150,553
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2020 and 2019
(in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income attributable to common stockholders	$2,606	$953
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization/discount accretion on investment securities	111	287
Depreciation expense	463	351
Provision for loan losses	2,000	1,225
Net realized loss (gain) on equity securities	83	(34)
Net realized gain on debt securities	(156)	—
Increase in MSR assets resulting from transfers of financial assets	(182)	(129)
Mortgage servicing rights expense	736	191
Amortization of intangible assets	412	327
Amortization of restricted stock	139	140
Net stock based compensation expense	4	4
Loss on sale of office properties and equipment	—	27
Deferred income taxes	(150)	—
Increase in cash surrender value of life insurance	(142)	(113)
Net (gain) loss from disposals of foreclosed and repossessed assets	(68)	1
Gain on sale of loans held for sale, net	(780)	(308)
Net change in loans held for sale	3,392	1,004
(Decrease) increase in accrued interest receivable and other assets	1,131	(1,441)
Decrease in other liabilities	(340)	(3,042)
Total adjustments	6,653	(1,510)
Net cash provided by (used in) operating activities	9,259	(557)
Cash flows from investing activities:
Net decrease in other interest-bearing deposits	738	1,225
Purchase of available for sale securities	(9,985)	(17,425)
Purchase of held to maturity securities	(8,063)	—
Proceeds from principal payments and sale of available for sale securities	25,149	5,102
Proceeds from principal payments and maturities of held to maturity securities	142	139
Net sales of other investments	6	55
Proceeds from sale of foreclosed and repossessed assets	997	862
Net increase in loans	(4,957)	(27,637)
Net capital expenditures	(423)	(352)
Net cash provided by (used in) investing activities	3,604	(38,031)
Cash flows from financing activities:
Net (decrease) increase in short-term Federal Home Loan Bank advances	(64,994)	13,015
Proceeds from long-term Federal Home Loan Bank advances	57,500	—
Amortization of debt issuance costs	16	28
Net (decrease) increase in deposits	(15,647)	23,137
Repurchase shares of common stock	(1,838)	—
Surrender of restricted shares of common stock	(21)	(9)
Common stock options exercised	—	195
Cash dividends paid	(2,372)	(2,198)
Net cash (used in) provided by financing activities	(27,356)	34,168
Net decrease in cash and cash equivalents	(14,493)	(4,420)
Cash and cash equivalents at beginning of period	55,840	45,778
Cash and cash equivalents at end of period	$41,347	$41,358

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$3,238	$2,504
Interest on borrowings	$1,029	$1,122
Income taxes	$—	$1,632
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$879	$393
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
The Bank is a national banking association (a “National Bank”) and operates under the title of Citizens Community Federal National Association (“Citizens Community Federal N.A.” or “Bank” or “CCFBank”). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis (the “FRB”), and operates under the title of Citizens Community Bancorp, Inc. Wells Insurance Agency (“WIA”) is a wholly owned subsidiary of the Bank, providing insurance products to the Bank’s customers. F&M Investment Corp. of Tomah was a wholly owned subsidiary of the Bank that was formerly utilized by F. & M. Bancorp. of Tomah, Inc. (“F & M”) to manage its municipal bond portfolio, and has been dissolved. The U.S. Office of the Comptroller of the Currency (the “OCC”), is the primary federal regulator for the Bank.
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers in Wisconsin and Minnesota through 28 branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, agricultural operators and consumers, including one-to-four family residential mortgages, as well as expanded services through Wells Insurance Agency, Inc.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date as of March 31, 2020 and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020, the matters described in “Risk Factors” in Item 1A of this Form 10-Q, external market factors such as market interest rates and unemployment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Also included in non-marketable equity securities is stock of our correspondent bank, Bankers’ Bank, without readily determinable fair value. This stock is carried at cost plus or minus changes resulting from observable price changes in orderly transactions for this stock, less other-than-temporary impairment charges, if any.
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $14,999 at March 31, 2020 consisted of $8,158 of FHLB stock, $5,166 of Federal Reserve Bank stock and $1,675 of Bankers’ Bank stock. Other investments totaling $15,005 at December 31, 2019 consisted of $8,196 of FHLB stock and $5,162 of Federal Reserve Bank stock and $1,647 of Bankers’ Bank stock..
Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, and net of deferred loan fees and costs, and non-accretable discount on purchased credit impaired loans. Interest income is accrued on the unpaid principal balance of these loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Late charge fees are recognized into income when collected.
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
Goodwill and other intangible assets-The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.”  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The Company has one reporting unit as of December 31, 2019 which is related to its banking activities. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2019. The Company performed a goodwill impairment analysis as of March 31, 2020, due to triggering events being identified, and determined that goodwill was not impaired.
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
Recent Accounting Pronouncements—Adopted
ASU 2018-02; Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income - ASU 2018-02 permits, but does not require, entities to reclassify tax effects stranded in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. The Company adopted this standard update, effective January 1, 2019. The Company’s stranded tax effects were related to valuation of the net deferred tax asset attributable to accumulated other comprehensive income (loss), which are unrealized gains (losses) on available-for-sale debt securities. Adoption resulted in a reclassification between two categories of stockholders’ equity at January 1, 2018, with an increase of $137 in retained earnings and a decrease in accumulated other comprehensive loss for the same amount (no net change in stockholders’ equity).

ASU 2014-09; Revenue from Contracts with Customers (Topic 606)—Under the ASU, as modified by subsequent ASUs, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Company’s interest income and certain non-interest income were not impacted by the adoption of this ASU because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP. The Company’s largest sources of non-interest revenue which are subject to the guidance include fees and service charges on loan and deposit accounts and interchange revenue from debit card transactions. ASU 2014-09, as amended, became effective for the Company’s annual and interim periods beginning in the first quarter 2019. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as the change in the timing and pattern of the Company’s revenue recognition related to scoped-in non-interest income recognized under the newly issued ASU is consistent with the current applicable accounting guidance. The Company has made all required additional disclosures related to non-interest income in the consolidated financial statements, primarily in Revenue Recognition policy included herein in Note 1.

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

The Company leased (1) 9 branch locations, (2) its corporate offices (3) 1 production office and (4) office equipment under operating leases that resulted in the recognition of right-of-use assets and corresponding lease liabilities of approximately $5,000 on the consolidated balance sheet under Topic 842. Adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations. Management adopted the guidance on January 1, 2019, and elected certain practical expedients offered by the FASB, including foregoing the restatement of comparative periods upon adoption. Management also excluded short-term leases from the recognition of right-of-use asset and lease liabilities. Additionally, the Company elected the transition relief allowed by FASB in foregoing reassessment of the following: whether any existing contracts were or contained leases, the classification of existing leases, and the determination of initial direct costs for existing leases. As of March 31, 2020, the Company leases (1) 6 branch locations, (2) its corporate offices (3) 1 production office and (4) office equipment under operating leases. See Note 5 for additional detail.
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
ASU 2018-13, Fair Value Measurement (Topic 820)—The ASU modifies disclosure requirements on fair value measurements. This ASU removes requirements to disclose, (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and (2) the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that, disclosure regarding measurement uncertainty, is intended to communicate information about the uncertainty in measurement, as of the reporting date. ASU 2018-13 adds certain disclosure requirements, including (1) disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this ASU, in first quarter 2020. The amendments on (1) changes in unrealized gains and losses, (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and (3) the narrative description of measurement uncertainty, are being applied prospectively. All other amendments have been applied retrospectively for all periods presented. Adoption of this ASU had no material impact on its consolidated financial position or results of operations.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)—The ASU was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract, with similar costs to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. This guidance became effective for the Company beginning in the first quarter 2020. Adoption of this ASU had no material impact on its consolidated financial statements.

ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting--The ASU provides optional and temporary relief, in the form of optional expedients and exceptions, for applying GAAP to modifications of contacts, hedging relationships and other transactions affected by reference rate (e.g. LIBOR) reforms. ASU 2020-04 is effective for the Company immediately and through December 31, 2022. The Company utilizes LIBOR, among other indexes, as a reference rate for underwriting variable rate loans. Reference rate reform has not had, nor does the Company expect it to have, a material effect on the Company’s consolidated balance sheet, operations or cash flows.
Recently Issued, But Not Yet Effective Accounting Pronouncements
ASU 2016-13; Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments--The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. On July 17, 2019, the FASB proposed delaying the effective date for ASU 2016-13 for smaller reporting companies. In November 2019, the FASB issued ASU 2019-10 to extend the effective date one year. Earlier adoption is permitted; however, the Company does not currently plan to adopt the ASU early. Management is assessing alternative loss estimation methodologies and the Company’s data and system needs in order to evaluate the impact that adoption of this standard will have on the Company’s financial condition and results of operations. The Company anticipates recording the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which will be January 1, 2023.

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of March 31, 2020 and December 31, 2019, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
U.S. government agency obligations	$43,128	$317	$736	$42,709
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	62,764	2,250	12	65,002
Corporate debt securities	18,759	42	244	18,557
Corporate asset based securities	29,670	—	2,883	26,787
Trust preferred securities	11,193	10	963	10,240
Total available for sale securities	$165,654	$2,619	$4,838	$163,435

December 31, 2019
U.S. government agency obligations	$52,020	$132	$347	$51,805
Obligations of states and political subdivisions	281	—	—	281
Mortgage-backed securities	70,806	635	110	71,331
Corporate debt securities	18,776	66	117	18,725
Corporate asset based securities	27,718	—	864	26,854
Trust preferred securities	11,167	35	79	11,123
Total available for sale securities	$180,768	$868	$1,517	$180,119

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
Obligations of states and political subdivisions	$300	$1	$—	$301
Mortgage-backed securities	10,467	462	—	10,929
Total held to maturity securities	$10,767	$463	$—	$11,230

December 31, 2019
Obligations of states and political subdivisions	$300	$2	$—	$302
Mortgage-backed securities	2,551	104	—	2,655
Total held to maturity securities	$2,851	$106	$—	$2,957
As of March 31, 2020, the Bank has pledged U.S. Government Agency securities with a market value of $633 and mortgage-backed securities with a market value of $4,575 as collateral against specific municipal deposits. At March 31, 2020, the Bank has pledged mortgage-backed securities with a market value of $1,511 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of March 31, 2020, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2020, the Bank also has mortgage-backed securities with a carrying value of $655 pledged as collateral to the Federal Home Loan Bank of Des Moines.

The estimated fair value of securities at March 31, 2020 and December 31, 2019, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	March 31, 2020		December 31, 2019
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$141	$141
Due after one year through five years	5,883	5,760	5,900	5,959
Due after five years through ten years	37,249	36,480	43,269	43,180
Due after ten years	59,758	56,193	60,652	59,508
Total securities with contractual maturities	$102,890	$98,433	$109,962	$108,788
Mortgage backed securities	62,764	65,002	70,806	71,331
Securities without contractual maturities	—	—	—	—
Total available for sale securities	$165,654	$163,435	$180,768	$180,119

	March 31, 2020		December 31, 2019
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$300	$301	$300	$302
Total securities with contractual maturities	300	301	300	302
Mortgage backed securities	10,467	10,929	2,551	2,655
Total held to maturity securities	$10,767	$11,230	$2,851	$2,957

Securities with unrealized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2020
U.S. government agency obligations	$7,902	$369	$10,467	$367	$18,369	$736
Mortgage backed securities	554	2	918	10	1,472	12
Corporate debt securities	5,620	123	1,379	121	6,999	244
Corporate asset based securities	5,379	465	21,407	2,418	26,786	2,883
Trust preferred securities	6,540	963	—	—	6,540	963
Total	$25,995	$1,922	$34,171	$2,916	$60,166	$4,838
December 31, 2019
U.S. government agency obligations	$14,593	$156	$10,540	$191	$25,133	$347
Mortgage backed securities	22,537	62	5,883	48	28,420	110
Corporate debt securities	7,001	15	1,398	102	8,399	117
Corporate asset based securities	8,683	285	18,171	579	26,854	864
Trust preferred securities	7,420	79	—	—	7,420	79
Total	$60,234	$597	$35,992	$920	$96,226	$1,517
There were no held to maturity securities in a net loss position at either March 31, 2020 or December 31, 2019.

The Company evaluates AFS securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

As of March 31, 2020, the Company does not consider its AFS securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration; thus, no other-than-temporary impairment on AFS securities was recorded. There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2020 or the three-months ended March 31, 2019.

In the first quarter of fiscal 2020, the Bank sold approximately $10,700 of fixed-rate mortgage-backed certificates with a realized gain of $156, which is included in net gains on investment securities in the Consolidated Statements of Operations. During the three months ended March 31, 2019, there were no debt securities sold.

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

Below is a summary of originated and acquired loans by type and risk rating as of March 31, 2020:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$307,313	$4,978	$856	$—	$—	$313,147
Agricultural real estate	33,069	469	2,114	—	—	35,652
Multi-family real estate	89,474	—	—	—	—	89,474
Construction and land development	72,427	5,780	3,478	—	—	81,685
Commercial/Agricultural non-real estate:
Commercial non-real estate	80,746	1,115	3,388	—	—	85,249
Agricultural non-real estate	21,552	428	720	—	—	22,700
Residential real estate:
One to four family	98,138	35	4,681	—	—	102,854
Purchased HELOC loans	7,367	—	234	—	—	7,601
Consumer non-real estate:
Originated indirect paper	36,153	—	261	—	—	36,414
Other Consumer	14,923	—	157	—	—	15,080
Total originated loans	$761,162	$12,805	$15,889	$—	$—	$789,856
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$192,367	$5,513	$9,123	$—	$—	$207,003
Agricultural real estate	39,729	—	8,037	—	—	47,766
Multi-family real estate	13,361	—	148	—	—	13,509
Construction and land development	13,982	—	251	—	—	14,233
Commercial/Agricultural non-real estate:
Commercial non-real estate	34,914	563	1,280	—	—	36,757
Agricultural non-real estate	13,700	82	1,458	—	—	15,240
Residential real estate:
One to four family	60,335	424	2,198	—	—	62,957
Consumer non-real estate:
Other Consumer	2,095	—	9	—	—	2,104
Total acquired loans	$370,483	$6,582	$22,504	$—	$—	$399,569
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$499,680	$10,491	$9,979	$—	$—	$520,150
Agricultural real estate	72,798	469	10,151	—	—	83,418
Multi-family real estate	102,835	—	148	—	—	102,983
Construction and land development	86,409	5,780	3,729	—	—	95,918
Commercial/Agricultural non-real estate:
Commercial non-real estate	115,660	1,678	4,668	—	—	122,006
Agricultural non-real estate	35,252	510	2,178	—	—	37,940
Residential real estate:
One to four family	158,473	459	6,879	—	—	165,811
Purchased HELOC loans	7,367	—	234	—	—	7,601
Consumer non-real estate:
Originated indirect paper	36,153	—	261	—	—	36,414
Other Consumer	17,018	—	166	—	—	17,184
Gross loans	$1,131,645	$19,387	$38,393	$—	$—	$1,189,425
Less:
Unearned net deferred fees and costs and loans in process						(510)
Unamortized discount on acquired loans						(7,964)
Allowance for loan losses						(11,835)
Loans receivable, net						$1,169,116

Below is a summary of originated loans by type and risk rating as of December 31, 2019:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$301,381	$266	$899	$—	$—	$302,546
Agricultural real estate	31,129	829	2,068	—	—	34,026
Multi-family real estate	71,877	—	—	—	—	71,877
Construction and land development	67,989	—	3,478	—	—	71,467
Commercial/Agricultural non-real estate:
Commercial non-real estate	85,248	1,023	3,459	—	—	89,730
Agricultural non-real estate	19,545	402	770	—	—	20,717
Residential real estate:
One to four family	104,428	—	4,191	—	—	108,619
Purchased HELOC loans	8,407	—	—	—	—	8,407
Consumer non-real estate:			—
Originated indirect paper	39,339	—	246	—	—	39,585
Other Consumer	15,425	—	121	—	—	15,546
Total originated loans	$744,768	$2,520	$15,232	$—	$—	$762,520
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$196,692	$6,084	$9,137	$—	$—	$211,913
Agricultural real estate	42,381	534	8,422	—	—	51,337
Multi-family real estate	13,533	—	1,598	—	—	15,131
Construction and land development	14,181	—	762	—	—	14,943
Commercial/Agricultural non-real estate:
Commercial non-real estate	41,587	932	1,485	—	—	44,004
Agricultural non-real estate	15,621	350	1,092	—	—	17,063
Residential real estate:
One to four family	65,125	436	2,152	—	—	67,713
Consumer non-real estate:
Other Consumer	2,628	—	12	—	—	2,640
Total acquired loans	$391,748	$8,336	$24,660	$—	$—	$424,744
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$498,073	$6,350	$10,036	$—	$—	514,459
Agricultural real estate	73,510	1,363	10,490	—	—	85,363
Multi-family real estate	85,410	—	1,598	—	—	87,008
Construction and land development	82,170	—	4,240	—	—	86,410
Commercial/Agricultural non-real estate:
Commercial non-real estate	126,835	1,955	4,944	—	—	133,734
Agricultural non-real estate	35,166	752	1,862	—	—	37,780
Residential real estate:
One to four family	169,553	436	6,343	—	—	176,332
Purchased HELOC loans	8,407	—	—	—	—	8,407
Consumer non-real estate:
Originated indirect paper	39,339	—	246	—	—	39,585
Other Consumer	18,053	—	133	—	—	18,186
Gross loans	$1,136,516	$10,856	$39,892	$—	$—	$1,187,264
Less:
Unearned net deferred fees and costs and loans in process						(393)
Unamortized discount on acquired loans						(9,491)
Allowance for loan losses						(10,320)
Loans receivable, net						$1,167,060

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agriculture Real Estate	Commercial/Agricultural Non-real Estate	Residential Real Estate	Consumer Non-real Estate	Unallocated	Total
Three months ended March 31, 2020
Allowance for Loan Losses:
Beginning balance, January 1, 2020	$6,205	$1,643	$879	$467	$357	$9,551
Charge-offs	—	(307)	—	(49)	—	(356)
Recoveries	—	—	5	20	—	25
Provision	1,072	323	40	92	103	1,630
Total Allowance on originated loans	7,277	1,659	924	530	460	10,850
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2020	526	27	163	53	—	769
Charge-offs	—	(135)	(27)	(2)	—	(164)
Recoveries	—	—	8	2	—	10
Provision	139	268	(29)	(8)	—	370
Total Allowance on other acquired loans	665	160	115	45	—	985
Total Allowance on acquired loans	665	160	115	45	—	985
Ending balance, March 31, 2020	$7,942	$1,819	$1,039	$575	$460	$11,835
Allowance for Loan Losses at March 31, 2020:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$733	$92	$181	$27	$—	$1,033
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$7,209	$1,727	$858	$548	$460	$10,802
Loans Receivable as of March 31, 2020:						—
Ending balance of originated loans	$519,958	$107,949	$110,455	$51,494	$—	$789,856
Ending balance of purchased credit-impaired loans	25,452	3,845	1,934	—	—	31,231
Ending balance of other acquired loans	257,059	48,152	61,023	2,104	—	368,338
Ending balance of loans	$802,469	$159,946	$173,412	$53,598	$—	$1,189,425
Ending balance: individually evaluated for impairment	$14,298	$5,754	$8,500	$496	$—	$29,048
Ending balance: collectively evaluated for impairment	$788,171	$154,192	$164,912	$53,102	$—	$1,160,377

	Commercial/Agriculture Real Estate	Commercial/Agricultural Non-real Estate	Residential Real Estate	Consumer Non-real Estate	Unallocated	Total
Three months ended March 31, 2019
Allowance for Loan Losses:
Beginning balance, January 1, 2019	$4,019	$1,258	$1,048	$641	$214	$7,180
Charge-offs	—	—	(10)	(63)	—	(73)
Recoveries	—	—	1	18	—	19
Provision	970	14	15	(42)	63	1,020
Total Allowance on originated loans	$4,989	$1,272	$1,054	$554	$277	$8,146
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2019	183	32	205	65	(61)	424
Charge-offs	—	—	(57)	(15)	—	(72)
Recoveries	—	—	—	4	—	4
Provision	17	5	94	27	62	205
Total Allowance on other acquired loans	200	37	242	81	1	561
Total Allowance on acquired loans	200	37	242	81	1	561
Ending balance, March 31, 2019	5,189	1,309	1,296	635	278	8,707
Allowance for Loan Losses at March 31, 2019:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$403	$32	$268	$36	$—	$739
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$4,786	$1,277	$1,028	$599	$278	$7,968
Loans Receivable as of March 31, 2019:
Ending balance of originated loans	$361,652	$93,550	$131,823	$80,455	$—	$667,480
Ending balance of purchased credit-impaired loans	19,674	4,875	2,375	—	—	26,924
Ending balance of other acquired loans	204,531	43,632	79,944	3,925	—	332,032
Ending balance of loans	$585,857	$142,057	$214,142	$84,380	$—	$1,026,436
Ending balance: individually evaluated for impairment	$8,952	$9,971	$7,998	$391	$—	$27,312
Ending balance: collectively evaluated for impairment	$576,905	$132,086	$206,144	$83,989	$—	$999,124

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Commercial/Agriculture Real Estate Loans		Commercial/Agriculture non-Real Estate		Residential Real Estate		Consumer non-Real Estate		Totals
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Performing loans
Performing TDR loans	$1,124	$1,730	$10	$366	$2,933	$3,206	$69	$68	$4,136	$5,370
Performing loans other	790,678	758,237	156,838	167,596	166,676	178,415	53,337	57,486	1,167,529	1,161,734
Total performing loans	791,802	759,967	156,848	167,962	169,609	181,621	53,406	57,554	1,171,665	1,167,104

Nonperforming loans (1)
Nonperforming TDR loans	5,290	4,868	2,056	1,973	606	383	—	—	7,952	7,224
Nonperforming loans other	5,377	8,405	1,042	1,579	3,197	2,735	192	217	9,808	12,936
Total nonperforming loans	10,667	13,273	3,098	3,552	3,803	3,118	192	217	17,760	20,160
Total loans	$802,469	$773,240	$159,946	$171,514	$173,412	$184,739	$53,598	$57,771	$1,189,425	$1,187,264

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s residential real estate, commercial/agriculture real estate, consumer and other loans and purchased third party loans as of March 31, 2020 and December 31, 2019, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
March 31, 2020
Commercial/Agricultural real estate:
Commercial real estate	$4,320	$4,855	$—	$9,175	$3,505	$12,680	$507,470	$520,150
Agricultural real estate	23	516	—	539	7,162	7,701	75,717	83,418
Multi-family real estate	471	—	—	471	—	471	102,512	102,983
Construction and land development	2,317	—	—	2,317	—	2,317	93,601	95,918
Commercial/Agricultural non-real estate:
Commercial non-real estate	1,377	58	—	1,435	1,360	2,795	119,211	122,006
Agricultural non-real estate	622	499	—	1,121	1,739	2,860	35,080	37,940
Residential real estate:
One to four family	3,690	1,651	1,498	6,839	2,071	8,910	156,901	165,811
Purchased HELOC loans	421	—	165	586	68	654	6,947	7,601
Consumer non-real estate:
Originated indirect paper	161	118	6	285	118	403	36,011	36,414
Other Consumer	160	45	1	206	67	273	16,911	17,184
Total	$13,562	$7,742	$1,670	$22,974	$16,090	$39,064	$1,150,361	$1,189,425
December 31, 2019
Commercial/Agricultural real estate:
Commercial real estate	$2,804	$847	$—	$3,651	$4,214	$7,865	$506,594	$514,459
Agricultural real estate	509	—	—	509	7,568	8,077	77,286	85,363
Multi-family real estate	—	—	—	—	1,449	1,449	85,559	87,008
Construction and land development	436	—	—	436	42	478	85,932	86,410
Commercial/Agricultural non-real estate:
Commercial non-real estate	1,024	—	—	1,024	1,850	2,874	130,860	133,734
Agricultural non-real estate	73	49	—	122	1,702	1,824	35,956	37,780
Residential real estate:
One to four family	4,929	1,597	649	7,175	2,063	9,238	167,094	176,332
Purchased HELOC loans	293	378	407	1,078	—	1,078	7,329	8,407
Consumer non-real estate:
Originated indirect paper	168	52	20	240	137	377	39,208	39,585
Other Consumer	204	43	28	275	31	306	17,880	18,186
Total	$10,440	$2,966	$1,104	$14,510	$19,056	$33,566	$1,153,698	$1,187,264

At March 31, 2020, the Company has identified impaired loans of $55,951, consisting of $12,088 TDR loans, the carrying amount of purchased credit impaired loans of $26,904 and $16,959 of substandard non-TDR loans. The $55,951 total of impaired loans includes $4,136 of performing TDR loans. At December 31, 2019, the Company has identified impaired loans of $63,196, consisting of $12,594 TDR loans, the carrying amount of purchased credit impaired loans of $31,978 and $18,624 of substandard non-TDR loans. The $63,196 total of impaired loans includes $5,370 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of the Company’s impaired loans as of March 31, 2020, December 31, 2019 and March 31, 2019 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2020
With No Related Allowance Recorded:
Commercial/agriculture real estate	$33,959	$33,959	$—	$37,237	$563
Commercial/agricultural non-real estate	8,343	8,343	—	8,910	119
Residential real estate	7,966	7,966	—	8,331	116
Consumer non-real estate	397	397	—	388	8
Total	$50,665	$50,665	$—	$54,865	$806
With An Allowance Recorded:
Commercial/agriculture real estate	$2,511	$2,511	$733	$2,327	$6
Commercial/agricultural non-real estate	416	416	92	453	5
Residential real estate	2,260	2,260	181	1,846	30
Consumer non-real estate	99	99	27	83	1
Total	$5,286	$5,286	$1,033	$4,709	$42
March 31, 2020 Totals:
Commercial/agriculture real estate	$36,470	$36,470	$733	$39,564	$569
Commercial/agricultural non-real estate	8,759	8,759	92	9,363	124
Residential real estate	10,226	10,226	181	10,176	146
Consumer non-real estate	496	496	27	471	9
Total	$55,951	$55,951	$1,033	$59,574	$848

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019
With No Related Allowance Recorded:
Commercial/agriculture real estate	$40,514	$40,514	$—	$24,693	$699
Commercial/agricultural non-real estate	9,477	9,477	—	19,163	119
Residential real estate	8,695	8,695	—	4,461	128
Consumer non-real estate	379	379	—	3,640	6
Total	$59,065	$59,065	$—	$51,957	$952
With An Allowance Recorded:
Commercial/agriculture real estate	$2,143	$2,143	$495	$1,738	$4
Commercial/agricultural non-real estate	490	490	312	734	3
Residential real estate	1,431	1,431	136	789	15
Consumer non-real estate	67	67	13	47	—
Total	$4,131	$4,131	$956	$3,308	$22
December 31, 2019 Totals
Commercial/agriculture real estate	$42,657	$42,657	$495	$26,431	$703
Commercial/agricultural non-real estate	9,967	9,967	312	19,897	122
Residential real estate	10,126	10,126	136	5,250	143
Consumer non-real estate	446	446	13	3,687	6
Total	$63,196	$63,196	$956	$55,265	$974

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2019
With No Related Allowance Recorded:
Commercial/agriculture real estate	$24,515	$24,515	$—	$26,683	$500
Commercial/agricultural non-real estate	13,228	13,228	—	10,064	236
Residential real estate	7,632	7,632	—	8,252	156
Consumer non-real estate	275	275	—	250	4
Total	$45,650	$45,650	$—	$45,249	$896
With An Allowance Recorded:
Commercial/agriculture real estate	$1,811	$1,811	$403	$1,395	$5
Commercial/agricultural non-real estate	122	122	32	74	—
Residential real estate	2,431	2,431	268	1,882	26
Consumer non-real estate	115	115	36	131	2
Total	$4,479	$4,479	$739	$3,482	$33
March 31, 2019 Totals:
Commercial/agriculture real estate	$26,326	$26,326	$403	$28,078	$505
Commercial/agricultural non-real estate	13,350	13,350	32	10,138	236
Residential real estate	10,063	10,063	268	10,134	182
Consumer non-real estate	390	390	36	381	6
Total	$50,129	$50,129	$739	$48,731	$929

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 14 delinquent TDRs greater than 60 days past due with a recorded investment of $3,401 at March 31, 2020, compared to 2 such loans with a recorded investment of $101 at December 31, 2019.
Following is a summary of TDR loans by accrual status as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Troubled debt restructure loans:
Accrual status	$4,377	$5,396
Non-accrual status	7,711	7,198
Total	$12,088	$12,594
There were no TDR commitments meeting our TDR criteria as of March 31, 2020 and December 31, 2019. There were unused lines of credit totaling $33 and $12 meeting our TDR criteria as of March 31, 2020 and December 31, 2019, respectively.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three months ended March 31, 2020, twelve months ended December 31, 2019 and three months ended March 31, 2019:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended March 31, 2020
TDRs:
Commercial/agriculture real estate	3	$248	$—	$17	$—	$265	$265	$—
Commercial/agricultural non-real estate	—	—	—	—	—	—	—	—
Residential real estate	1	—	—	85	—	85	85	—
Consumer non-real estate	2	3	—	4	—	7	7	—
Totals	6	$251	$—	$106	$—	$357	$357	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Twelve months ended December 31, 2019
TDRs:
Commercial/agriculture real estate	18	$2,028	$159	$3,224	$—	$5,411	$5,411	$317,867
Commercial/agricultural non-real estate	11	184	364	996	—	1,544	1,544	98,152
Residential real estate	14	823	—	212	—	1,035	1,035	42,035
Consumer non-real estate	1	2	—	—	—	2	2	—
Totals	44	$3,037	$523	$4,432	$—	$7,992	$7,992	$458,054

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended March 31, 2019
TDRs:
Commercial/agriculture real estate	3	$—	$—	$1,190	$—	$1,190	$1,190	$—
Commercial/agricultural non-real estate	2	70	—	397	—	467	467	—
Residential real estate	3	—	—	171	—	171	171	—
Consumer non-real estate	—	—	—	—	—	—	—	—
Totals	8	$70	$—	$1,758	$—	$1,828	$1,828	$—

A summary of loans by loan segment modified in a troubled debt restructuring as of March 31, 2020 and March 31, 2019, was as follows:

	March 31, 2020		March 31, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/agriculture real estate	28	$6,415	17	$3,454
Commercial/agricultural non-real estate	14	2,065	3	485
Residential real estate	42	3,539	37	3,454
Consumer non-real estate	8	69	11	90
Total troubled debt restructurings	92	$12,088	68	$7,483

The following table provides information related to restructured loans that were considered in default as of March 31, 2020 and March 31, 2019:

	March 31, 2020		March 31, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/agriculture real estate	15	$5,290	3	$464
Commercial/agricultural non-real estate	13	2,056	9	1,598
Residential real estate	4	365	6	439
Consumer non-real estate	—	—	—	—
Total troubled debt restructurings	32	$7,711	18	$2,501
Included above are ten TDR loans that became in default during the three months ended March 31, 2020.
All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	March 31, 2020	December 31, 2019
Accountable for under ASC 310-30 (Purchased Credit Impaired “PCI” loans)
Outstanding balance	$31,231	$38,268
Carrying amount	$26,904	$31,978
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$368,338	$386,476
Carrying amount	$364,701	$383,275
Total acquired loans
Outstanding balance	$399,569	$424,744
Carrying amount	$391,605	$415,253
The following table provides changes in accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	March 31, 2020	March 31, 2019
Balance at beginning of period	$3,201	$3,163
Acquisitions	—	—
Reclass from non-accretable difference	669	—
Accretion	(233)	(194)
Balance at end of period	$3,637	$2,969

Non-accretable yield on purchase credit impaired loans was $4,327 and $6,290 at March 31, 2020 and December 31, 2019, respectively.
NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of March 31, 2020 and December 31, 2019 were $521,649 and $524,715, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. The current period valuation allowance is included as amortization of mortgage servicing rights in non-interest expense on the consolidated statement of operations.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $4,724 and $2,868, at March 31, 2020 and December 31, 2019, respectively. Mortgage servicing rights activity for the three month period ended March 31, 2020 and twelve months ended December 31, 2019 were as follows:

	As of and for the Three Months Ended	As of and for the Twelve Months Ended
Mortgage servicing rights:	March 31, 2020	December 31, 2019
Mortgage servicing assets, net; beginning of period	$4,541	$4,486
MSR asset acquired	—	—
Increase in MSR assets resulting from transfers of financial assets	182	904
Amortization during the period	(256)	(849)
	4,467	4,541
Valuation Allowances:
Balance at beginning of period	(259)	—
Additions	(480)	(259)
Recoveries	—	—
Write-downs	—	—
Balance at end of period	(739)	(259)
Mortgage servicing assets, net; end of period	$3,728	$4,282
Fair value of MSR asset; end of period	$3,736	$4,309
Residential mortgage loans serviced for others	$521,649	$524,715
Net book value of MSR asset to loans serviced for others	0.72%	0.82%

NOTE 5 – LEASES
We have operating leases for our corporate offices (1), bank branch offices (6), other production offices (1) and certain office equipment. Our leases have remaining lease terms of 1 to 6.38 years, some of which include options to extend the leases for up to 5 years. As of March 31, 2020, we have no additional lease commitments that have not yet commenced.

	Three Months Ended
	March 31, 2020	March 31, 2019
Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$159	$239
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$158

	March 31, 2020	December 31, 2019
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$2,577	$2,787
Operating lease liabilities	$2,697	$2,845

Weighted average remaining lease term in years; operating leases	6.38	6.63
Weighted average discount rate; operating leases	3.07%	3.07%
Cash obligations under lease contracts are as follows:

Fiscal years ending December 31,
2020	$453
2021	473
2022	437
2023	391
2024	338
Thereafter	1,168
Total	3,260
Less: effects of discounting	(563)
Lease liability recognized	$2,697

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at March 31, 2020 and December 31, 2019 is as follows:

		March 31, 2020			December 31, 2019
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4), (5)	2020	$4,000	1.67%	2.05%	$69,000	1.67%	2.05%
	2021	4,000	1.85%	2.16%	4,000	1.85%	2.16%
	2022	15,000	2.34%	2.45%	15,000	2.34%	2.45%
	2023	20,000	1.43%	1.44%	—	—%	—%
	2024	20,530	—%	1.45%	530	—%	—%
	2025	5,000	1.45%	1.45%	—	—%	—%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	—	—%	—%
Subtotal		123,530			131,030
Unamortized discount on acquired notes		(53)			(59)
Federal Home Loan Bank advances, net		$123,477			$130,971

Senior Notes (6)	2031	$28,856	3.50%	4.00%	$28,856	4.00%	4.75%
Subordinated Notes (7)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
Unamortized debt issuance costs		$(280)			$(296)
Total other borrowings		$43,576			$43,560

Totals		$167,053			$174,531
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $812,424 and $792,909 at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $193,603 compared to $203,935 as of December 31, 2019.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $130,030 and $151,130, during the three months ended March 31, 2020 and the twelve months ended December 31, 2019, respectively.
(3) The weighted-average interest rates on FHLB short term borrowings outstanding as of March 31, 2020 and December 31, 2019 were 1.38% and 1.74%, respectively.
(4) The bank acquired nine remaining FHLB notes totaling $12,530, as a result of the F&M acquisition, that mature on various dates through 2024 with a weighted average rate of 1.97% and weighted average maturity of 16 months. The Bank acquired one $11,000 FHLB note as a result of the United Bank acquisition, with a 2.45% rate and February 1, 2022 maturity date.
(5)    FHLB term notes totaling $55,000, with various maturity dates in 2029 and 2030, can be called or replaced by the FHLB on a quarterly basis, beginning approximately three months after the initial advance.
(6)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, requiring quarterly interest-only payments through June 2022, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate with a floor rate of 3.50%. This note included the refinancing of $10,074 of existing debt.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $177,924 and $147,991 at March 31, 2020 and December 31, 2019, respectively.

NOTE 7—CAPITAL MATTERS
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2020, the Bank and Company were categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2020 and December 31, 2019, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2020
Total capital (to risk weighted assets)	$163,087	13.6%	$96,152	> =	8.0%	$120,190	> =	10.0%
Tier 1 capital (to risk weighted assets)	151,252	12.6%	72,114	> =	6.0%	96,152	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	151,252	12.6%	54,085	> =	4.5%	78,123	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	151,252	10.3%	58,926	> =	4.0%	73,657	> =	5.0%
As of December 31, 2019
Total capital (to risk weighted assets)	$160,302	13.1%	$98,174	> =	8.0%	$122,718	> =	10.0%
Tier 1 capital (to risk weighted assets)	149,982	12.2%	73,631	> =	6.0%	98,174	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	149,982	12.2%	55,223	> =	4.5%	79,767	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	149,982	10.4%	57,834	> =	4.0%	72,293	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2020 and December 31, 2019, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2020
Total capital (to risk weighted assets)	$137,705	11.5%	$96,152	> =	8.0%	$120,190	> =	10.0%
Tier 1 capital (to risk weighted assets)	110,870	9.2%	72,114	> =	6.0%	96,152	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	110,870	9.2%	54,085	> =	4.5%	78,123	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	110,870	7.7%	58,926	> =	4.0%	73,657	> =	5.0%
As of December 31, 2019
Total capital (to risk weighted assets)	$137,259	11.2%	$98,174	> =	8.0%	$122,718	> =	10.0%
Tier 1 capital (to risk weighted assets)	111,939	9.1%	73,631	> =	6.0%	998,174	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	111,939	9.1%	55,223	> =	4.5%	79,767	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	111,939	7.7%	57,834	> =	4.0%	72,293	> =	5.0%

NOTE 8 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan and 2004 Stock Option and Incentive Plan. These plans were terminated on January 18, 2018.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. As of March 31, 2020, 89,183 restricted shares and 181,000 options had been granted to eligible participants. Due to the plan’s expiration, no new awards can be granted under this plan. Restricted shares granted under the 2008 Equity Incentive Plan were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of March 31, 2020, 95,575 restricted shares had been granted under this plan. As of March 31, 2020, no stock options had been granted under this plan.
Net compensation expense related to restricted stock awards from these plans was $139 for the three months ended March 31, 2020, compared to $140 for the three months ended March 31, 2019.

Restricted Common Stock Award

	March 31, 2020		December 31, 2019
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	43,457	$12.76	75,407	$13.24
Granted	41,507	11.93	12,847	11.50
Vested	(6,577)	12.73	(32,630)	12.89
Forfeited	—	—	(12,167)	13.28
Unvested and outstanding at end of year	78,387	$12.32	43,457	$12.76
The Company accounts for stock-based employee compensation related to the Company’s 2008 Equity Incentive Plan and 2018 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to these plans for the three month period ended March 31, 2020 and March 31, 2019 was $4, respectively.
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
March 31, 2020
Outstanding at beginning of year	78,100	$11.18
Forfeited or expired	(3,200)	12.21
Outstanding at end of year	74,900	$11.14	6.28
Exercisable at end of year	45,100	$10.68	6.03	$(191)
Fully vested and expected to vest	74,900	$11.14	6.28	$(351)
December 31, 2019
Outstanding at beginning of year	108,930	$10.15
Exercised	(28,430)	7.12
Forfeited or expired	(2,400)	12.38
Outstanding at end of year	78,100	$11.18	6.55
Exercisable at end of year	44,700	$10.73	6.30	$67
Fully vested and expected to vest	78,100	$11.18	6.55	$81
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan for the respective periods follows:

	Three months ended March 31, 2020	Twelve months ended December 31, 2019
Intrinsic value of options exercised	$—	$130
Cash received from options exercised	$—	$203
Tax benefit realized from options exercised	$—	$—

NOTE 9 – FAIR VALUE ACCOUNTING
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
Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Investment securities:
U.S. government agency obligations	$42,709	$—	$42,709	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	65,002	—	65,002	—
Corporate debt securities	18,557	—	18,557	—
Corporate asset based securities	26,787	—	26,787	—
Trust preferred securities	10,240	—	10,240	—
Total	$163,435	$—	$163,435	$—
December 31, 2019
Investment securities:
U.S. government agency obligations	$51,805	$—	$51,805	$—
Obligations of states and political subdivisions	281	—	281	—
Mortgage-backed securities	71,331	—	71,331	—
Corporate debt securities	18,725	—	18,725	—
Corporate asset backed securities	26,854	—	26,854	—
Trust preferred securities	11,123	—	11,123	—
Total	$180,119	$—	$180,119	$—

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Foreclosed and repossessed assets, net	$1,432	$—	$—	$1,432
Impaired loans with allocated allowances	5,286	—	—	5,286
Mortgage servicing rights	3,728	—	—	3,736
Total	$10,446	$—	$—	$10,454
December 31, 2019
Foreclosed and repossessed assets, net	$1,460	$—	$—	$1,460
Impaired loans with allocated allowances	4,131	—	—	4,131
Mortgage servicing rights	4,282	—	—	4,309
Total	$9,873	$—	$—	$9,900

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
The fair value of mortgage servicing rights was estimated using discounted cash flows based on current market rates and other factors.
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
March 31, 2020.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
March 31, 2020
Foreclosed and repossessed assets, net	$1,432	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$5,286	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$3,736	Discounted cash flows	Discounted rates	9.5% - 12.5%
December 31, 2019
Foreclosed and repossessed assets, net	$1,460	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$4,131	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$4,309	Discounted cash flows	Discounted rates	9.5% - 12.5%
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
The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		March 31, 2020		December 31, 2019
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$41,347	$41,347	$55,840	$55,840
Other interest-bearing deposits	(Level II)	4,006	4,046	4,744	4,792
Securities available for sale “AFS”	(Level II)	163,435	163,435	180,119	180,119
Securities held to maturity “HTM”	(Level II)	10,767	11,230	2,851	2,957
Equity securities with readily determinable fair value	(Level I)	163	163	246	246
Other investments	(Level II)	14,999	14,999	15,005	15,005
Loans receivable, net	(Level III)	1,169,116	1,192,164	1,167,060	1,161,660
Loans held for sale	(Level II)	3,281	3,281	5,893	5,893
Mortgage servicing rights	(Level III)	3,728	3,736	4,282	4,309
Accrued interest receivable	(Level 1)	4,822	4,822	4,738	4,738
Financial liabilities:
Deposits	(Level III)	$1,180,055	$1,185,997	$1,195,702	$1,192,777
FHLB advances	(Level II)	123,477	129,435	130,971	131,593
Other borrowings	(Level I)	43,576	43,576	43,560	43,560
Other liabilities	(Level I)	9,731	9,731	10,010	10,010
Accrued interest payable	(Level I)	392	392	453	453

NOTE 10 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income for the three months ended March 31, 2020 and 2019:

	2020			2019
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized (losses) gains on securities:
Net unrealized (losses) gains arising during the period	$(1,643)	$452	$(1,191)	$1,569	$(432)	$1,137
Reclassification adjustment for gains included in net income	73	(20)	53	37	(10)	27
Other comprehensive (loss) income	$(1,570)	$432	$(1,138)	$1,606	$(442)	$1,164
The changes in the accumulated balances for each component of other comprehensive income (loss) for the twelve months ended December 31, 2019 and the three months ended March 31, 2020 were as follows:

	Unrealized Gains (Losses) on Securities	Other Accumulated Comprehensive Income (Loss)
Beginning Balance, January 1, 2019	$(1,704)	$(1,841)
Current year-to-date other comprehensive income, net of tax	1,415	1,415
Adoption of ASU 2016-01; Equity securities (1)	(45)	(45)
Ending balance, December 31, 2019	$(334)	$(471)
Current year-to-date other comprehensive loss, net of tax	(1,138)	(1,138)
Ending balance, March 31, 2020	$(1,472)	$(1,609)
(1) Amounts reclassified to retained earnings due to January 1, 2019 adoption of ASU 2016-02. For further information, refer to Note 1, “Nature of Business and Summary of Significant Policies; Recent Pronouncements-Adopted”.
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$73		Gains on available for sale securities
Tax Effect	(20)		Provision for income taxes
Total reclassifications for the period	$53		Net gain attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to income/loss.

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$34		Gains on available for sale securities
Tax Effect	(9)		Provision for income taxes
Total reclassifications for the period	$25		Net gain attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020 (“2019 10-K”), the matters described in “Risk Factors” in Item 1A of this Form 10-Q, and the following:

•	conditions in the financial markets and economic conditions generally;

•	adverse impacts the the Company or Bank arising from the COVID-19 pandemic;

•	the possibility of a deterioration in the residential real estate markets;

•	interest rate risk;

•	lending risk;

•	the sufficiency of loan allowances;

•	changes in the fair value or ratings downgrades of our securities;

•	competitive pressures among depository and other financial institutions;

•	our ability to maintain our reputation;

•	our ability to realize the benefits of net deferred tax assets;

•	our ability to maintain or increase our market share;

•	acts of terrorism and political or military actions by the United States or other governments;

•	legislative or regulatory changes or actions, or significant litigation, adversely affecting the Company or Bank;

•	increases in FDIC insurance premiums or special assessments by the FDIC;

•	disintermediation risk;

•	our inability to obtain needed liquidity;

•	risks related to the ongoing integration of F&M into the Company’s operations;

•	our ability to successfully execute our acquisition growth strategy;

•	risks posed by acquisitions and other expansion opportunities, including difficulties and delays in integrating the acquired business operations or fully realizing the cost savings and other benefits;

•	our ability to raise capital needed to fund growth or meet regulatory requirements;

•	the possibility that our internal controls and procedures could fail or be circumvented;

•	our ability to attract and retain key personnel;

•	our ability to keep pace with technological change;

•	cybersecurity risks;

•	changes in federal or state tax laws;

•	changes in accounting principles, policies or guidelines and their impact on financial performance;

•	restrictions on our ability to pay dividends; and

•	the potential volatility of our stock price.

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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2020, and our consolidated results of operations for the three months ended March 31, 2020, compared to the same period in the prior fiscal year for the three months ended March 31, 2019. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2019 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and their related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that our management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit in our annual report on our 2019 10-K, our critical accounting estimates are as follows:
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
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of March 31, 2020 which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2019. The Company performed a goodwill impairment analysis as of March 31, 2020, due to triggering events being identified, and determined that goodwill was not impaired.
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
In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include but are not limited to; loans, investment securities, goodwill, core deposit intangible assets and deferred tax assets, among others. Specific assumptions, estimates and judgments utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 2, 3, 4 and 9 of Condensed Notes to Consolidated Financial Statements.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of March 31, 2020, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three-month period ended March 31, 2020 and March 31, 2019, respectively.
Net interest income was $12.7 million for the three months ended March 31, 2020, compared to $10.1 million for the three months ended March 31, 2019. The growth in net interest income was due to the growth in average assets from the F&M acquisition, increase in accretion of purchase credit impaired loans and organic loan growth, partially offset by a decrease in net interest margin percentage.
For the quarter ended March 31, 2020, the Company’s net interest margin benefited from $1.042 million, or 30 basis points of the accretion of purchased credit impaired discounts, compared to $15 thousand, or one basis point for the first quarter of 2019. Scheduled accretion on acquired loans, was $234 thousand for the quarter ended March 31, 2020 compared to $194 thousand for the quarter ended March 31, 2019, with the increase due to impact of the F&M acquisition.
The net interest margin for the three-month period ended March 31, 2020 was 3.64%, compared to 3.43% for the three-month period ended March 31, 2019. The increase in net interest margin was due to the increase in the accretion of purchased credit impaired discounts. The net interest margin, after subtracting the positive 30 basis point impact of accretion of purchased credit impaired loans and scheduled accretion of 7 basis points, was 3.27%. For the quarter ended March 31, 2019, the net interest margin of 3.43%, after subtracting the positive two basis point impact of accretion of purchased credit impaired loans and scheduled accretion of seven basis points was 3.34%. or a seven-basis point reduction in net interest margin. This decrease is largely due to lower interest rate spreads between loans and deposits in 2019 due to the competitive market for deposits and higher cost wholesale funding required to replace deposits lost due to the May 2019 branch sale.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three-month period ended March 31, 2020, and for the three-month period ended March 31, 2019. Non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$31,069	$118	1.53%	$26,014	$168	2.62%
Loans	1,172,246	15,459	5.30%	996,778	12,414	5.05%
Interest-bearing deposits	4,362	27	2.49%	6,913	39	2.29%
Investment securities (1)	179,287	1,131	2.54%	156,157	947	2.57%
Other investments	15,006	173	4.64%	10,375	150	5.86%
Total interest earning assets (1)	$1,401,970	$16,908	4.85%	$1,196,237	$13,718	4.66%
Average interest-bearing liabilities:
Savings accounts	$154,596	$151	0.39%	$164,129	$175	0.43%
Demand deposits	234,822	375	0.64%	189,348	354	0.76%
Money market	236,470	609	1.04%	152,963	382	1.01%
CD’s	354,095	1,846	2.10%	326,834	1,529	1.90%
IRA’s	42,695	199	1.87%	39,857	153	1.56%
Total deposits	$1,022,678	$3,180	1.25%	$873,131	$2,593	1.20%
FHLB Advances and other borrowings	146,810	1,057	2.90%	126,239	1,063	3.41%
Total interest-bearing liabilities	$1,169,488	$4,237	1.46%	$999,370	$3,656	1.48%
Net interest income		$12,671			$10,062
Interest rate spread			3.39%			3.18%
Net interest margin (1)			3.64%			3.43%
Average interest earning assets to average interest-bearing liabilities			1.20			1.20
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarters ended March 31, 2020 and March 31, 2019. The FTE adjustment to net interest income included in the rate calculations totaled $0 and $42 thousand for the three months ended March 31, 2020 and March 31, 2019, respectively.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e. holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e. holding the initial balance constant). Volume changes are largely due to the F&M acquisition for the three-months ended March 31, 2020 compared to the three-months ended March 31, 2019 and to a lesser extent, the impact of organic loan growth.

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2020 compared to the three months ended March 31, 2019.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$29	$(79)	$(50)
Loans	2,286	759	3,045
Interest-bearing deposits	(16)	4	(12)
Investment securities	146	38	184
Other investments	59	(36)	23
Total interest earning assets	2,504	686	3,190
Interest expense:
Savings accounts	(10)	(14)	(24)
Demand deposits	78	(57)	21
Money market accounts	215	12	227
CD’s	134	183	317
IRA’s	12	34	46
Total deposits	429	158	587
FHLB Advances and other borrowings	162	(169)	(7)
Total interest bearing liabilities	591	(11)	580
Net interest income	$1,913	$697	$2,610

Provision for Loan Losses. We determine our provision for loan losses (“provision”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. We continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.
Total provision for loan losses expense for the quarter ended March 31, 2020 was $2,000. In anticipation of a COVID 19-related economic slowdown, management recorded provision for loans losses of $750. Various “Stay-at-Home Orders” resulted in temporary business closures, reduced operating capacity and uncertainty regarding potential future revenue and cash flows for certain business, including bank borrowers. Approximately $600 of the provision was related to loan growth in the quarter. The remaining provision was related to net loan charge-offs of $485 and necessary increases in specific and unallocated allowance of loan losses. Provision expenses for the quarter ended March 31, 2019 was $1,225. Approximately $600 of the provision was related to loan growth. The remaining provision expenses was primarily due to approximately $500 of growth in specific reserves, the impact of net charge-offs of $122 and the growth in unallocated reserves
Management believes that the provision taken for the current year three-month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional provision in the future. See the section below captioned “Allowance for Loan Losses” in this discussion for further analysis of our provision for loan losses.

Non-interest Income. The following table reflects the various components of non-interest income for the three month periods ended March 31, 2020 and 2019, respectively.

	Three months ended March 31,
	2020	2019	% Change
Non-interest Income:
Service charges on deposit accounts	$560	$550	1.82%
Interchange income	464	338	37.28%
Loan servicing income	685	554	23.65%
Gain on sale of loans	780	308	153.25%
Loan fees and service charges	477	128	272.66%
Insurance commission income	279	184	51.63%
Gains on available for sale securities	73	34	114.71%
Other	285	236	20.76%
Total non-interest income	$3,603	$2,332	54.50%
The growth in most line items, year over year, are due to the impact of the F&M acquisition on July 1, 2019.
The interchange income increase reflects both the F&M acquisition and the impact of a milder winter in 2020 compared to 2019. In 2019, our schools were closed for inclement weather for half of the working days in the month of February.
The increase in loan servicing income is largely due to the impact of higher 1-4 family loan originations.
The increase in gains on the sale of loans for the three months ended March 31, 2020 reflected increased mortgage activity due to the lower interest rate environment and to a lesser extent, higher gains on the sale of commercial originated government-guaranteed loans.
The increase in loan fees for the quarter ended March 31, 2020 compared to the same three-month period in 2019 is largely due to higher commercial loan customer activity.
The increase in insurance income in 2020 from 2019 is largely due to higher new commission activity.
For the three months ended March 31, 2020, the gain on sale of securities is due to the sale of $10 million of higher-premium mortgage-backed certificates to reduce prepayment risk, partially offset by approximately $70 of decreased equity value of the Company’s required holding of Farmer Mac common stock. For the three months ended March 31, 2019, the market value of the Company’s required holding of Farmer Mac stock increased $34.
Included in other non-interest income for the quarter ended March 31, 2020 is a $75 prepayment fee received on the payoff of a mortgage-backed security.
Non-interest Expense. The following table reflects the various components of non-interest expense for the three month periods ended March 31, 2020 and 2019, respectively.

	Three months ended March 31,
	2020	2019	% Change
Non-interest Expense:
Compensation and benefits	$5,435	$4,706	15.49%
Occupancy - net	1,006	954	5.45%
Office	543	522	4.02%
Data processing	996	987	0.91%
Amortization of intangible assets	412	327	25.99%
Mortgage servicing rights expense	736	191	285.34%
Advertising, marketing and public relations	239	203	17.73%
FDIC premium assessment	68	94	(27.66)%
Professional services	604	825	(26.79)%
Gains (losses) on repossessed assets, net	(68)	(37)	(83.78)%
Other	760	1,122	(32.26)%
Total non-interest expense	$10,731	$9,894	8.46%

Non-interest expense (annualized) / Average assets	2.85%	3.09%	(7.79)%
The growth in most line items, year over year, includes the impact of the F&M acquisition on July1, 2019.
Compensation expense, for the quarter ended March 31, 2020, increased from March 31, 2019. In addition to the impact of higher salaries paid due to the impact of the F&M acquisition, we incurred higher employee benefit costs.
Mortgage servicing rights expense increased during the quarter ended March 31, 2020 by $545 compared to the quarter ended March 31, 2019 largely due to the impact of higher forecasted prepayments, from the current lower interest rate environment, resulting in $480 of mortgage servicing rights impairment. The remaining increase is due to higher amortization based on the interest rate environment.
The first quarter ended March 31, 2020 was favorably impacted by the FDIC application of the Small Bank Assessment Credits to our current quarter deposit insurance charge totaling $56. This was the Bank’s final quarterly insurance credit.
Professional fees for the quarter ended March 31, 2020 decreased compared to the quarter ended March 31, 2019, primarily due to lower audit costs. Higher 2019 audit costs were largely due to the transition period audit required by the Company’s change in fiscal year-end.
Other expenses for the quarter ended March 31, 2020 decreased compared to March 31, 2019 largely due to lower merger-related expenses, partially offset by higher commercial loan and deposit costs.
Income Taxes. Income tax expense was $937 for the three months ended March 31, 2020 compared to $322 for the three months ended March 31, 2019. The impact of higher non-taxable municipal income in 2019 was offset by higher non-deductible merger costs, netting to approximately the same effective tax rates in both periods.

BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. During March 2019, the Federal Reserve issued a rule eliminating the required deposit at the local Federal Reserve Bank effective March 26, 2020. The Bank was able to utilize a portion of the formerly required $22 million to reduce borrowings and decrease the balance on deposit at the Federal Reserve by approximately $12 million.
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity. In the first quarter, the Bank sold approximately $10.7 million of fixed-rate mortgage-backed certificates, (MBS) and these were replaced with similar, lower premium MBS.
Securities available for sale, which represent the majority of our investment portfolio, were $163.4 million at March 31, 2020, compared with $180.1 million at December 31, 2019.
Securities held to maturity increased to $10.8 million at March 31, 2020, compared to $2.9 million at December 31, 2019. This increase was due to the purchase of agency mortgage-backed securities in the first quarter of 2020.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
March 31, 2020
U.S. government agency obligations	$43,128	$42,709
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	62,764	65,002
Corporate debt securities	18,759	18,557
Corporate asset based securities	29,670	26,787
Trust preferred securities	11,193	10,240
Totals	$165,654	$163,435
December 31, 2019
U.S. government agency obligations	$52,020	$51,805
Obligations of states and political subdivisions	281	281
Mortgage backed securities	70,806	71,331
Corporate debt securities	18,776	18,725
Corporate asset based securities	27,718	26,854
Trust preferred securities	11,167	11,123
Totals	$180,768	$180,119
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
March 31, 2020
Obligations of states and political subdivisions	$300	$301
Mortgage-backed securities	10,467	10,929
Totals	$10,767	$11,230
December 31, 2019
Obligations of states and political subdivisions	$300	$302
Mortgage-backed securities	2,551	2,655
Totals	$2,851	$2,957
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	March 31, 2020		December 31, 2019
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$97,093	$99,425	$122,826	$123,136
AAA	15,118	14,220	4,383	4,245
AA	23,491	20,992	23,475	22,749
A	18,759	18,558	18,776	18,725
Non-rated	—	—	141	141
Total available for sale securities	$165,654	$163,435	$180,768	$180,119
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	March 31, 2020		December 31, 2019
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$10,467	$10,929	$2,551	$2,655
AA	125	125	125	126
A	—	—	—	—
Non-rated	175	176	175	176
Total	$10,767	$11,230	$2,851	$2,957
At March 31, 2020, securities with a market value of $1.5 million were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of March 31, 2020, this line of credit had a zero-outstanding balance. At March 31, 2020, the Bank has pledged mortgage-backed securities with a market value of $4.575 million and U.S. Government Agency securities with a market value of $633,000 as collateral against municipal deposits. At March 31, 2020, the Bank also has mortgage-backed securities with a carrying value of $655,000 pledged as collateral to the Federal Home Loan Bank of Des Moines.
At March 31, 2020, the Bank’s unrealized loss on securities available for sale, net of tax, increased to $1.6 million compared to $471 thousand at December 31, 2019. The decrease in interest rates benefitted the Bank’s mortgage-backed securities portfolio. However, the flight to safety caused some temporary decreases in the valuation of the Banks investment in Trust Preferred Securities and Student Loan Paper. The Bank has the ability and intent to hold these securities to maturity and expects to collect the principal owed at maturity.
Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $3.6 million, to $1.181 billion as of March 31, 2020, from $1.177 billion at December 31, 2019. This $3.6 million growth includes the impact of related commercial borrowers drawing on $12.7 million of lines credit on December 30, 2019 and repayment of the lines of credit of $12.7 million. The following table reflects the composition, or mix of our loan portfolio at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	Amount	Amount
Real estate loans:
Commercial/agricultural real estate
Commercial real estate	$520,150	$514,459
Agricultural real estate	83,418	85,363
Multi-family real estate	102,983	87,008
Construction and land development	95,918	86,410
Residential real estate
One to four family	165,811	176,332
Purchased HELOC loans	7,601	8,407
Total real estate loans	975,881	957,979
Non-real estate loans:
Commercial/agricultural loans
Commercial non-real estate	122,006	133,734
Agricultural non-real estate	37,940	37,780
Consumer non-real estate
Originated indirect paper	36,414	39,585
Other Consumer	17,184	18,186
Total non-real estate loans	213,544	229,285
Gross loans	$1,189,425	$1,187,264
Unearned net deferred fees and costs and loans in process	(510)	(393)
Unamortized discount on acquired loans	(7,964)	(9,491)
Total loans (net of unearned income and deferred expense)	1,180,951	1,177,380
Allowance for loan losses	(11,835)	(10,320)
Total loans receivable, net	$1,169,116	$1,167,060
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At March 31, 2020, the Company had identified impaired loans of $56.0 million, consisting of $12.1 million TDR loans, the carrying amount of purchased credit impaired loans of $26.9 million and $17.0 million of substandard non-TDR loans. The $56.0 million total of impaired loans includes $4.1 million of performing TDR loans. At December 31, 2019, the Company had identified impaired loans of $63.2 million, consisting of $12.6 million TDR loans, the carrying amount of purchased credit impaired loans of $32.0 million and $18.6 million of substandard non-TDR loans. The $63.2 million total of impaired loans includes $5.4 million of performing TDR loans. At March 31, 2020 and December 31, 2019, we had 363 and 389 such impaired loans, respectively, all secured by real estate or personal property. Of the impaired loans, there were 29 individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $5.3 million for which $1.0 million in specific ALL was recorded as of March 31, 2020.
At March 31, 2020 ALL was $11.8 million, or 1.00% of our total loan portfolio, compared to ALL of $10.3 million, or 0.88% of the total loan portfolio at December 31, 2019. This level was based on our analysis of the loan portfolio risk at March 31, 2020, considering the factors discussed above.
All the nine factors identified in the FFIEC’s Interagency Policy Statement on the Allowance for Loan and Lease Losses are taken into account in determining the ALL. The impact of the factors in general categories are subject to change; thus, the allocations are management’s estimate of the loan loss categories in which the probable and inherent loss has occurred as of the date of our assessment. Of the nine factors, we believe the following have the greatest impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales: (1) lending policies and procedures; (2) economic and business conditions; and (3) the value of the underlying collateral. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allocated allowance. The general component covers non-impaired loans and is based on historical loss experience adjusted for these and other qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available. These refinements could also cause increases or decreases in the ALL. In anticipation of a COVID-19-related economic slowdown, management added an additional qualitative factor in the quarter ended March 31, 2020 and increased the ALL by $750,000 for this qualitative factor. See Provision for loan losses in the Consolidated Statements of Operations (unaudited) for further details. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	March 31, 2020 and Three Months Then Ended	December 31, 2019 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$3,505	$5,705
Agricultural real estate	7,162	7,568
Commercial non-real estate	1,360	1,850
Agricultural non-real estate	1,739	1,702
One to four family	2,139	2,063
Consumer non-real estate	185	168
Total nonaccrual loans	$16,090	$19,056
Accruing loans past due 90 days or more	1,670	1,104
Total nonperforming loans (“NPLs”)	17,760	20,160
Other real estate owned	1,412	1,429
Other collateral owned	20	31
Total nonperforming assets (“NPAs”)	$19,192	$21,620
Troubled Debt Restructurings (“TDRs”)	$12,088	$12,594
Accruing TDR's	$4,377	$5,396
Nonaccrual TDRs	$7,711	$7,198
Average outstanding loan balance	$1,172,246	$1,074,952
Loans, end of period	$1,180,951	$1,177,380
Total assets, end of period	$1,505,164	$1,531,249
ALL, at beginning of period	$10,320	$7,604
Loans charged off:
Commercial/Agricultural real estate	—	(381)
Commercial/Agricultural non-real estate	(442)	—
Residential real estate	(27)	(239)
Consumer non-real estate	(51)	(291)
Total loans charged off	(520)	(911)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	—	3
Commercial/Agricultural non-real estate	—	1
Residential real estate	13	5
Consumer non-real estate	22	93
Total recoveries of loans previously charged off:	35	102
Net loans charged off (“NCOs”)	(485)	(809)
Additions to ALL via provision for loan losses charged to operations	2,000	3,525
ALL, at end of period	$11,835	$10,320
Ratios:
ALL to NCOs (annualized)	610.05%	1,275.65%
NCOs (annualized) to average loans	0.17%	0.08%
ALL to total loans	1.00%	0.88%
NPLs to total loans	1.50%	1.71%
NPAs to total assets	1.28%	1.41%

Nonperforming assets decreased in the quarter by $2.4 million to $19.2 million, largely due to decreases in nonaccrual loans acquired in the F&M acquisition. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.
Classified assets decreased to $38.4 million at March 31, 2020, from $39.9 million at December 31, 2019 largely due to the reduction in nonperforming assets discussed above, with a modest increase in newly classified assets.
Total impaired loans, which included trouble debt restructured loans, purchased credit impaired loans and substandard non-performing loans, was $56.0 million at March 31, 2020 compared to $63.2 million at December 31, 2019. This decrease was due to the decrease in classified assets and certain other acquired loan decreases, largely from the F&M acquisition.

Nonaccrual Loans Rollforward:

	Quarter Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Balance, beginning of period	$19,056	$19,022	$13,612	$9,871	$7,354
Additions	1,811	2,641	1,493	7,405	3,428
Acquired nonaccrual loans	—	—	5,898	—	—
Charge offs	(452)	(198)	(134)	(262)	(31)
Transfers to OREO	(1,100)	(425)	(209)	(236)	(362)
Return to accrual status	(120)	(14)	(53)	(149)	(175)
Payments received	(2,824)	(1,957)	(1,539)	(2,612)	(282)
Other, net	(281)	(13)	(46)	(405)	(61)
Balance, end of period	$16,090	$19,056	$19,022	$13,612	$9,871
Nonaccrual TDR loans increased $513,000 to $7.7 million at March 31, 2020 from $7.2 million at December 31, 2019, primarily due to restructuring of nonaccrual loans.

	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Commercial/Agricultural real estate	28	$6,415	27	$6,599	18	$3,574	14	$2,202
Commercial/Agricultural non-real estate	14	2,065	16	2,338	4	452	4	478
Residential real estate	42	3,539	43	3,589	39	3,094	39	3,137
Consumer non-real estate	8	69	7	68	8	74	11	82
Total loans	92	$12,088	93	$12,594	69	$7,194	68	$5,899
COVID-19-related portfolio concentrations and modifications - Hotels and restaurants represent our portfolio’s two industry sectors most directly and adversely affected by the COVID-19 pandemic. These sector loans totaled approximately $115 million and $30 million, respectively at March 31, 2020. The weighted-average loan-to-value percentage and debt service coverage ratio on these hotel industry sector loans was 58.5% and 1.75 times. Approximately $21 million of restaurant sector loans are to franchise quick-service restaurants.
As of March 31, 2020, the Bank had not yet completed any loan modifications due to COVID-19-related borrower requests. However, by April 22, 2020, the Bank had approved $167.4 million of COVID-19-related modifications, primarily consisting of payment deferrals. Hotel and restaurant industry sectors represent approximately $94 million of the approved deferrals. While the Company has no indication that any of the modified credits are specifically impaired, additional risk and uncertainty inherent in the current COVID-19 pandemic-affected environment has been considered. See “Allowance for Loan Losses” section above for discussion of COVID-19 qualitative factor, and related provision for loan losses.

Mortgage Servicing Rights. Mortgage servicing rights (“MSR”) assets are initially measured at fair value; assessed at least quarterly for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations. The valuation of MSRs and related amortization thereon are based on numerous factors, assumptions and judgments, such as those for: changes in the mix of loans, interest rates, prepayment speeds, and default rates. Changes in these factors, assumptions and judgments may have a material effect on the valuation and amortization of MSRs. Although management believes that the assumptions used to evaluate the MSRs for impairment are reasonable, future adjustment may be necessary if future economic conditions differ substantially from the economic assumptions used to determine the value of MSRs.
The fair market value of the Company’s MSR asset decreased from $4.3 million at December 31, 2019 to $3.7 million at March 31, 2020, primarily due to increased amortization and $480,000 of impairment recorded on the MSR asset due to the impact of higher prepayment activity. The unpaid balances of one- to four-family residential real estate loans serviced for others as of March 31, 2020 and December 31, 2019 were $521.6 million and $524.7 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at March 31, 2020 and December 31, 2019 was 0.72% and 0.82%, respectively.
Deposits. Deposits decreased $15.6 million to $1.180 billion at March 31, 2020, from $1.196 billion at December 31, 2019. Approximately $12.7 million of December 31, 2019 deposits represented draws on lines of credit by a single customer, taken on December 31, 2019, with the proceeds deposited into the customer’s money market accounts and subsequently repaid on January 2, 2020.
The following is a summary of deposits by type at March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
Non-interest bearing demand deposits	$150,139	$168,157
Interest bearing demand deposits	242,824	223,102
Savings accounts	161,038	156,599
Money market accounts	243,715	246,430
Certificate accounts	382,339	401,414
Total deposits	$1,180,055	$1,195,702
Deposits from closed branches, in markets that the Bank no longer competes in, decreased by $2.0 million during the three months ended March 31, 2020, and total $23.5 million as of March 31, 2020. Brokered and listing services certificates decreased to $41 million at March 31, 2020 from $53 million at December 31, 2019.
Our objective is to grow deposits and build customer relationships in our core markets through our branch network, deposit product offerings, including Treasury Management, and providing excellent customer service. Management expects to continue to place emphasis on both retaining and generating additional deposits in 2020 through competitive pricing of deposit products, our branch delivery systems that have already been established and electronic banking.
Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. FHLB advances were $123.5 million as of March 31, 2020 and $131.0 million as of December 31, 2019, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to manage the Bank’s cost of funds. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of March 31, 2020 is approximately $193.6 million.
During the first quarter of 2020, the Bank added $12.5 million of 10-year maturity advances that can be called or replaced by the FHLB on a quarterly basis, beginning approximately three months from the initial advance. At March 31, 2020 and December 31, 2019, the Bank had $55 million and $42.5 million, respectively, of these 10-year, three month callable advances.
In the first quarter of 2020, the Bank extended overnight advances with $5 million maturing in each quarter of 2023, 2024 and $5 million maturing in the first quarter of 2025. See Note 6, “Federal Home Loan Bank Advances and Other Borrowings” for more information.

At March 31, 2020, the Bank has pledged $812.4 million of loans to secure the current FHLB outstanding advances, letters of credit and to provide the unused borrowing capacity compared to $792.9 million of loans pledged at December 31, 2019
On June 26, 2019, the Company entered into a credit agreement consisting of a $29.9 million term note and a $5.0 million revolving note. This term note included the refinancing of $10.1 million in existing debt and matures on June 26, 2031. This revolving note became effective on August 1, 2019, at which time it replaced the Company’s existing revolving loan arrangement, and it matures on August 1, 2020. The Revolving Loans and the Note each bear interest at a variable rate based on the U.S. Prime Rate as published in the Wall Street Journal less 75 basis points, with a floor of 3.5% and are payable in accordance with the terms of the Loan Agreement and the Note, respectively. The proceeds from the Business Note were used to refinance the existing senior note, pay transaction fees and expenses and for financing the acquisition, by merger, of F&M. At March 31, 2020 and December 31, 2019, there were no borrowings outstanding on this revolving loan.
Stockholders’ Equity. Total stockholders’ equity decreased to $147.9 million at March 31, 2020 from $150.6 million at December 31, 2019. In the first quarter of 2020, the Company declared and paid its annual cash dividend to common stockholders which increased by 5% from $0.20 per share in 2019 to $0.21 per share or $2.4 million. Additionally, during the quarter, the Company purchased 156,000 shares of its common stock at a cost of $1.8 million under the Company’s stock buyback authorization. On March 20, 2020, the Company announced the Board of Directors has suspended this stock buyback authorization. As noted in the investment portfolio section earlier, the unrealized loss on the securities available-for-sale portfolio decreased by $1.1 million in the first quarter of 2020. These decreases to stockholders’ equity were partially offset by $2.6 million in net income. Book value per share decreased to $13.27 at March 31, 2020, from $13.36 per share at December 31, 2019. Tangible book value per share (non-GAAP) was $9.80 at March 31, 2020, compared to $9.89 December 31, 2019.
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; short-term investments; and borrowings. We use our sources of funds primarily to meet ongoing commitments, to pay non-renewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At March 31, 2020, our on-balance sheet liquidity ratio was 12.2%. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank’s control, including general interest rates, economic conditions and competition. Although $240.1 million of our $382.3 million (63%) CD portfolio as of March 31, 2020 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and correspondent banks We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of March 31, 2020, we had approximately $193.6 million available under this arrangement, supported by loan collateral, as compared to $203.9 million at December 31, 2019. We maintain a line of credit with the Federal Reserve Bank which has a $1.2 million capacity, based on our current pledged collateral position. Additionally, we have $15.0 million of uncommitted federal funds purchased lines of credit, as well as a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
In reviewing our adequacy of liquidity, we review and evaluate historical financial information, including information regarding general economic conditions, current ratios, management goals and the resources available to meet our anticipated liquidity needs. Management believes that our liquidity is adequate, and, to management’s knowledge, there are no known events or uncertainties that will result or are likely to reasonably result in a material increase or decrease in our liquidity.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2020, the Company had $208.2 million in unused commitments, compared to $246.7 million in unused commitments as of December 31, 2019

Capital Resources. As of March 31, 2020, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2020 (Unaudited)
Total capital (to risk weighted assets)	$163,087	13.6%	$96,152	> =	8.0%	$120,190	> =	10.0%
Tier 1 capital (to risk weighted assets)	151,252	12.6%	72,114	> =	6.0%	96,152	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	151,252	12.6%	54,085	> =	4.5%	78,123	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	151,252	10.3%	58,926	> =	4.0%	73,657	> =	5.0%
As of December 31, 2019 (Audited)
Total capital (to risk weighted assets)	$160,302	13.1%	$98,174	> =	8.0%	$122,718	> =	10.0%
Tier 1 capital (to risk weighted assets)	149,982	12.2%	73,631	> =	6.0%	98,174	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	149,982	12.2%	55,223	> =	4.5%	79,767	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	149,982	10.4%	57,834	> =	4.0%	72,293	> =	5.0%

At March 31, 2020, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2020 (Unaudited)
Total capital (to risk weighted assets)	$137,705	11.5%	$96,152	> =	8.0%	$120,190	> =	10.0%
Tier 1 capital (to risk weighted assets)	110,870	9.2%	72,114	> =	6.0%	96,152	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	110,870	9.2%	54,085	> =	4.5%	78,123	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	110,870	7.7%	58,926	> =	4.0%	73,657	> =	5.0%
As of December 31, 2019 (Audited)
Total capital (to risk weighted assets)	$137,259	11.2%	$98,174	> =	8.0%	$122,718	> =	10.0%
Tier 1 capital (to risk weighted assets)	111,939	9.1%	73,631	> =	6.0%	998,174	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	111,939	9.1%	55,223	> =	4.5%	79,767	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	111,939	7.7%	57,834	> =	4.0%	72,293	> =	5.0%
At March 31, 2020, the Company was categorized as “Well Capitalized” under Prompt Corrective Action Provisions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following table sets forth, at March 31, 2020 and December 31, 2019 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of March 31, 2020 and December 31, 2019, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2020	At December 31, 2019

+300 bp	1%	1%
+200 bp	1%	2%
+100 bp	1%	1%
-100 bp	12%	(2)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at March 31, 2020 and December 31, 2019.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2020	At December 31, 2019

+300 bp	(2)%	(5)%
+200 bp	(1)%	(4)%
+100 bp	—%	(2)%
-100 bp	(3)%	1%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2020, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at reaching a level of reasonable assurance.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. On July 1, 2019, we completed our acquisition of F&M. In accordance with our integration efforts, we plan to incorporate F&M’s operations into our internal control over financial reporting structure within the time frame provided by applicable SEC rules and regulations.
PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
In the normal course of business, the Company and/or the Bank occasionally become involved in other various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.	RISK FACTORS
The Company is providing the disclosure below and supplementing the risk factors described in “Risk Factors” in Item 1A of our 2019 10-K with the risk factors set forth below. The information in this Form 10-Q should be read in conjunction with the risk factors described on our 2019 10-K and the information under “Forward-Looking Statements” in this Form 10-Q and in our 2019 10-K.
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
In particular, the COVID-19 (also referred to as novel coronavirus) outbreak, which has been declared a global pandemic by the World Health Organization, has significantly and negatively impacted financial markets and economic conditions in the United States and globally. As a result, consumer confidence and consumer credit factors have been, and may be further, negatively impacted. Consequently, our business, financial condition and results of operations has been and could be further significantly and adversely affected. See also “The COVID-19 pandemic could have an adverse impact on our financial condition and our results of operations and other aspects of our business.”
We are subject to interest rate risk. Through our banking subsidiary, the Bank, our profitability depends in large part on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and mortgage-backed securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increase faster than the interest earned on loans and investments. As a result of the economic impacts of the COVID-19 pandemic, interest rates in the United States have been reduced, and may be even further reduced. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time due to many factors that are beyond our control, including but not limited to: general economic conditions and government policy decisions, especially policies of the Federal Reserve Bank. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk. In particular, reduced interest rates negatively impact our results of operations. See also “The COVID-19 pandemic could have an adverse impact on our financial condition and our results of operations and other aspects of our business.”
We are subject to lending risk. There are inherent risks associated with our lending activities. These risks include the impact of changes in interest rates and changes in the economic conditions in the markets we serve, as well as those across the United States. An increase in interest rates or weakening economic conditions (such as high levels of unemployment), including weakening economic conditions as a result of the COVID-19 pandemic, could adversely impact the ability of borrowers to repay outstanding loans, or could substantially weaken the value of collateral securing those loans. Downward pressure on real estate values could increase the potential for problem loans and thus have a direct impact on our consolidated results of operations. See also “The COVID-19 pandemic could have an adverse impact on our financial condition and our results of operations and other aspects of our business.”
The COVID-19 pandemic could have an adverse impact on our financial condition and our results of operations and other aspects of our business.
We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. These conditions are expected to continue and worsen in the near term. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the long term effects that the COVID-19 pandemic could have on our business. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, liquidity or prospects will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain or address its impact.

While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic and such measures may not adequately predict the impact on our business from such events. Currently, many of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may also adversely impact the ability of borrowers to repay outstanding loans, or could substantially weaken the value of collateral securing those loans. In addition, any resulting downward pressure on real estate values could increase the potential for problem loans and thus have a direct impact on our consolidated results of operations.
We have begun to participate as an approved lender pursuant to the Paycheck Protection Program, which was established under the recently congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The Paycheck Protection Program is a $349 billion loan program, which gives small businesses and self-employed individuals guaranteed loans and loan forgiveness to stay in business during the COVID-19 pandemic, subject to certain requirements. These first come, first-served loans are available until June 30, 2020, or until the funds are depleted. All banks are allowed to participate in the Paycheck Protection Program, provided they obtain approval from the SBA. As an SBA-approved lender, we have secured more than $136 million in authorized funding for our customers under the Paycheck Protection Program. While we anticipate that our participation in the Paycheck Protection Program will have a positive impact on our financial condition, we cannot predict the extent of the loans we will be able to secure for our customers or the extent of the impact on our business. As a result of factors including the fact that the Paycheck Protection Program is a new program that was created urgently in response to the COVID-19 outbreak, lenders and customers have experienced, and may experience further, challenges in the application process and administration.
While governmental and non-governmental organizations are engaging in efforts to combat the spread and severity of the COVID-19 pandemic and related public health issues, these measures may not be effective. We also cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business. Such events or conditions could result in regulation or restrictions affecting the conduct of our business in the future.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.
On October 24, 2019, the Board of Directors approved a stock repurchase program. Under this program the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of October 24, 2019, or 563,504 shares, from time to time through October 1, 2020. From February 3, 2020 through March 6, 2020, the Company repurchased 155,666 shares at an average price of $11.75, for a total investment of $1.84 million, in accordance with Rule 10b5-1 of the Securities and Exchange commission. On March 20, 2020, the Company’s Board of Directors suspended the stock repurchase plan in response to the COVID-19 pandemic until further notice.
The table below shows information about our repurchases of our common stock during the three months ended March 31, 2020.

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	NA	—	563,504
February 1, 2020 - February 29, 2020	130,666	$11.91	130,666	432,838
March 1, 2020 - March 31, 2020	25,000	$10.90	25,000	407,838
Total	155,666	$11.75	155,666

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
(a) Exhibits

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following materials from Citizens Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Condensed Notes to Consolidated Financial Statements.

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

CITIZENS COMMUNITY BANCORP, INC.

Date: May 11, 2020	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: May 11, 2020	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer