Form 10-Q
period 2020-06-30
Citizens Community Bancorp Inc.
filed 2020-08-06
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-33003

CITIZENS COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-5120010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2174 EastRidge Center
Eau Claire, WI 54701
(Address and Zip Code of principal executive offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At August 6, 2020 there were 11,150,695 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2020

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2020 (unaudited) and December 31, 2019
(derived from audited financial statements)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$39,581	$55,840
Other interest-bearing deposits	3,752	4,744
Securities available for sale "AFS"	162,716	180,119
Securities held to maturity "HTM"	10,541	2,851
Equity securities with readily determinable fair value	188	246
Other investments	15,193	15,005
Loans receivable	1,281,175	1,177,380
Allowance for loan losses	(13,373)	(10,320)
Loans receivable, net	1,267,802	1,167,060
Loans held for sale	8,876	5,893
Mortgage servicing rights	3,509	4,282
Office properties and equipment, net	21,318	21,106
Accrued interest receivable	5,855	4,738
Intangible assets	6,293	7,587
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	734	1,460
Bank owned life insurance ("BOLI")	23,357	23,063
Other assets	6,301	5,757
TOTAL ASSETS	$1,607,514	$1,531,249

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,272,197	$1,195,702
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances	124,484	130,971
Other borrowings	43,595	43,560
Other liabilities	14,448	10,463
Total liabilities	1,454,724	1,380,696

Stockholders’ Equity:
Common stock— $0.01 par value, authorized 30,000,000; 11,150,695 and 11,266,954 shares issued and outstanding, respectively	112	113
Additional paid-in capital	127,734	128,856
Retained earnings	25,759	22,517
Unearned deferred compensation	(834)	(462)
Accumulated other comprehensive income (loss)	19	(471)
Total stockholders’ equity	152,790	150,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,607,514	$1,531,249
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2020 and 2019
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest and dividend income:
Interest and fees on loans	$14,687	$12,976	$30,146	$25,390
Interest on investments	1,199	1,360	2,648	2,664
Total interest and dividend income	15,886	14,336	32,794	28,054
Interest expense:
Interest on deposits	2,607	2,926	5,787	5,519
Interest on FHLB and FRB borrowed funds	448	913	956	1,574
Interest on other borrowed funds	528	414	1,077	816
Total interest expense	3,583	4,253	7,820	7,909
Net interest income before provision for loan losses	12,303	10,083	24,974	20,145
Provision for loan losses	1,750	325	3,750	1,550
Net interest income after provision for loan losses	10,553	9,758	21,224	18,595
Non-interest income:
Service charges on deposit accounts	345	581	905	1,131
Interchange income	489	453	953	791
Loan servicing income	1,315	634	2,000	1,188
Gain on sale of loans	1,818	573	2,598	881
Loan fees and service charges	244	261	721	389
Insurance commission income	195	192	474	376
Net gains on investment securities	25	21	98	55
Gain on sale of branch	—	2,295	—	2,295
Gain on sale of insurance agency	252	—	252	—
Settlement proceeds	131	—	131	—
Other	199	228	484	464
Total non-interest income	5,013	5,238	8,616	7,570
Non-interest expense:
Compensation and related benefits	5,908	4,604	11,343	9,310
Occupancy	899	866	1,905	1,820
Office	575	528	1,118	1,050
Data processing	1,024	868	2,020	1,855
Amortization of intangible assets	412	346	824	673
Mortgage servicing rights expense	991	306	1,727	497
Advertising, marketing and public relations	303	456	542	659
FDIC premium assessment	180	146	248	240
Professional services	353	575	957	1,400
Gain on repossessed assets, net	(22)	(90)	(90)	(127)
Other	769	784	1,529	1,906
Total non-interest expense	11,392	9,389	22,123	19,283
Income before provision for income tax	4,174	5,607	7,717	6,882
Provision for income taxes	1,105	1,500	2,042	1,822
Net income attributable to common stockholders	$3,069	$4,107	$5,675	$5,060
Per share information:
Basic earnings	$0.28	$0.37	$0.51	$0.46
Diluted earnings	$0.28	$0.37	$0.51	$0.46
Cash dividends paid	$—	$—	$0.21	$0.20
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Six months ended June 30, 2020 and 2019
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income attributable to common stockholders	$3,069	$4,107	$5,675	$5,060
Other comprehensive income, net of tax:
Securities available for sale
Net unrealized gains arising during period	1,628	694	603	1,858
Reclassification adjustment for net gains included in net income	—	(19)	(113)	(19)
Other comprehensive income	1,628	675	490	1,839
Comprehensive income	$4,697	$4,782	$6,165	$6,899
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2020
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2020	11,266,954	$113	$128,856	$22,517	$(462)	$(471)	$150,553
Net income	—	—	—	2,606	—	—	2,606
Other comprehensive income, net of tax	—	—	—	—	—	(1,138)	(1,138)
Surrender of restricted shares of common stock	(1,746)	—	(21)	—	—	—	(21)
Common stock awarded under the equity incentive plan	41,507	—	669	—	(669)	—	—
Common stock fractional share audit adjustment	(40)	—	—	—	—	—	—
Common stock repurchased	(155,666)	(1)	(1,776)	(61)	—	—	(1,838)
Stock option expense	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	—	139	—	139
Cash dividends ($0.21 per share)	—	—	—	(2,372)	—	—	(2,372)
Balance at March 31, 2020	11,151,009	112	127,732	22,690	(992)	(1,609)	147,933
Net income	—	—	—	3,069	—	—	3,069
Other comprehensive income, net of tax	—	—	—	—	—	1,628	1,628
Surrender of restricted shares of common stock	(314)	—	(2)	—	—	—	(2)
Stock option expense	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	—	158	—	158
Balance at June 30, 2020	11,150,695	$112	$127,734	$25,759	$(834)	$19	$152,790

See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Twelve Months Ended December 31, 2019
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2019	10,953,512	$109	$125,512	$15,264	$(857)	$(1,841)	$138,187
Net income	—	—	—	953	—	—	953
Other comprehensive income, net of tax	—	—	—	—	—	1,164	1,164
Forfeiture of unvested shares	(958)	—	(13)	—	13	—	—
Surrender of restricted shares of common stock	(798)	—	(9)	—	—	—	(9)
Common stock awarded under the equity incentive plan	10,847	—	252	—	(252)	—	—
Common stock options exercised	27,430	1	194	—	—	—	195
Stock option expense	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	—	140	—	140
Adoption of ASU 2016-01; Equity securities	—	—	—	45	—	(45)	—
Adoption of ASU 2016-02; Leases	—	—	—	(56)	—	—	(56)
Cash dividends ($0.20 per share)	—	—	—	(2,198)	—	—	(2,198)
Balance at March 31, 2019	10,990,033	110	125,940	14,008	(956)	(722)	138,380
Net income	—	—	—	4,107	—	—	4,107
Other comprehensive income, net of tax	—	—	—	—	—	675	675
Forfeiture of unvested shares	(7,958)	—	(118)	—	118	—	—
Surrender of restricted shares of common stock	(3,067)	—	(35)	—	—	—	(35)
Common stock awarded under the equity incentive plan	2,000	—	22	—	(22)	—	—
Common stock options exercised	1,000	—	8	—	—	—	8
Stock option expense	—	—	5	—	—	—	5
Amortization of restricted stock	—	—	—	—	103	—	103
Adoption of ASU 2016-02; Leases	—	—	—	(1)	—	—	(1)
Balance at June 30, 2019	10,982,008	110	125,822	18,114	(757)	(47)	143,242
Net income	—	—	—	1,234	—	—	1,234
Other comprehensive income, net of tax	—	—	—	—	—	319	319
Surrender of restricted shares of common stock	(297)	—	(3)	—	—	—	(3)
Common stock issued to F&M shareholders	288,999	3	3,102	—	—	—	3,105
Stock option expense	—	—	5	—	—	—	5
Amortization of restricted stock	—	—	—	—	127	—	127
Balance, September 30, 2019	11,270,710	113	128,926	19,348	(630)	272	148,029
Net income	—	—	—	3,169	—	—	3,169
Other comprehensive income, net of tax	—	—	—	—	—	(743)	(743)
Forfeiture of unvested shares	(3,251)	—	(68)	—	68	—	—
Surrender of restricted shares of common stock	(505)	—	(6)	—	—	—	(6)
Stock option expense	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	—	100	—	100
Balance, December 31, 2019	11,266,954	$113	$128,856	$22,517	$(462)	$(471)	$150,553

See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2020 and 2019
(in thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income attributable to common stockholders	$5,675	$5,060
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization, net of discount accretion on investment securities	148	533
Depreciation expense	943	705
Provision for loan losses	3,750	1,550
Net realized loss (gain) on equity securities	58	(29)
Net realized gain on debt securities	(156)	(26)
Increase in MSR assets resulting from transfers of financial assets	(954)	(330)
Mortgage servicing rights expense	1,727	497
Amortization of intangible assets	824	673
Amortization of restricted stock	297	243
Net stock based compensation expense	8	9
Loss (gain) on sale of office properties and equipment	21	(32)
Deferred income taxes	(799)	—
Increase in cash surrender value of life insurance	(294)	(230)
Net (gain) loss from disposals of foreclosed and repossessed assets	(90)	(127)
Gain on sale of loans held for sale, net	(2,598)	(881)
Net change in loans held for sale	(385)	333
Decrease in accrued interest receivable and other assets	(1,048)	(346)
Increase (decrease) in other liabilities	3,580	(3,776)
Net gain on sale of insurance agency	(252)	—
Total adjustments	4,780	(1,234)
Net cash provided by operating activities	10,455	3,826
Cash flows from investing activities:
Net decrease in other interest-bearing deposits	992	1,480
Purchase of available for sale securities	(13,855)	(24,006)
Purchase of held to maturity securities	(8,062)	—
Proceeds from principal payments and sale of available for sale securities	31,952	17,835
Proceeds from principal payments and maturities of held to maturity securities	362	1,022
Net sales of other investments	(188)	(1,282)
Proceeds from sale of foreclosed and repossessed assets	1,767	1,984
Net increase in loans	(105,443)	(28,470)
Net capital expenditures	(1,184)	(2,747)
Proceeds from disposal of office properties and equipment	8	300
Net proceeds from sale of insurance agency	1,127	—
Net cash used in investing activities	(92,524)	(33,884)
Cash flows from financing activities:
Escrow merger settlement proceeds	—	(20,555)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(40,987)	26,031
Long-term Federal Home Loan Bank advances	66,500	—
Long-term Federal Home Loan Bank maturities	(32,000)	—
Amortization of debt issuance costs	35	55
Proceeds from other borrowings to fund business combination, net of origination costs	—	29,849
Principal payment reduction to other borrowings	—	(10,000)
Net increase in deposits	76,495	7,947
Repurchase shares of common stock	(1,838)	—
Surrender of restricted shares of common stock	(23)	(44)
Common stock options exercised	—	203
Cash dividends paid	(2,372)	(2,198)
Net cash provided by financing activities	65,810	31,288
Net (decrease) increase in cash and cash equivalents	(16,259)	1,230
Cash and cash equivalents at beginning of period	55,840	45,778
Cash and cash equivalents at end of period	$39,581	$47,008

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$5,854	$5,474
Interest on borrowings	$2,032	$2,394
Income taxes	$115	$3,747
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$879	$674
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
The Bank is a national banking association (a “National Bank”) and operates under the title of Citizens Community Federal National Association (“Citizens Community Federal N.A.” or “Bank” or “CCFBank”). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis (the “FRB”), and operates under the title of Citizens Community Bancorp, Inc. Wells Insurance Agency (“WIA”) was a wholly owned subsidiary of the Bank, providing insurance products to the Bank’s customers and was sold on June 30, 2020. F&M Investment Corp. of Tomah was a wholly owned subsidiary of the Bank that was formerly utilized by F. & M. Bancorp. of Tomah, Inc. (“F & M”) to manage its municipal bond portfolio, and has been dissolved. The U.S. Office of the Comptroller of the Currency (the “OCC”), is the primary federal regulator for the Bank.
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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date as of June 30, 2020 and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020, the matters described in “Risk Factors” in Item 1A of our Form 10-Q for the quarter ended March 31, 2020 and in Item 1A of this Form 10-Q, external market factors such as market interest rates and unemployment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $15,193 at June 30, 2020 consisted of $8,349 of FHLB stock, $5,169 of Federal Reserve Bank stock and $1,675 of Bankers’ Bank stock. Other investments totaling $15,005 at December 31, 2019 consisted of $8,196 of FHLB stock and $5,162 of Federal Reserve Bank stock and $1,647 of Bankers’ Bank stock.
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
•Commercial and industrial/agricultural operating loans past due 90 days or more;
•Closed end consumer installment loans past due 120 days or more; and
•Residential mortgage loans and open ended consumer installment loans past due 180 days or more.
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
Residential mortgage loans and open ended consumer installment loans are charged off to estimated net realizable value less estimated selling costs at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 180 days or more. Closed ended consumer installment loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 120 days or more. Commercial/agricultural real estate, commercial and industrial and agricultural operating loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 90 days or more.
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
Goodwill and other intangible assets-The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.”  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The Company has one reporting unit as of December 31, 2019 which is related to its banking activities. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2019. The Company performed a goodwill impairment analysis as of June 30, 2020, due to triggering events being identified, and determined that goodwill was not impaired.
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

The Company leased (1) 9 branch locations, (2) its corporate offices (3) 1 production office and (4) office equipment under operating leases that resulted in the recognition of right-of-use assets and corresponding lease liabilities of approximately $5,000 on the consolidated balance sheet under Topic 842. Adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations. Management adopted the guidance on January 1, 2019, and elected certain practical expedients offered by the FASB, including foregoing the restatement of comparative periods upon adoption. Management also excluded short-term leases from the recognition of right-of-use asset and lease liabilities. Additionally, the Company elected the transition relief allowed by FASB in foregoing reassessment of the following: whether any existing contracts were or contained leases, the classification of existing leases, and the determination of initial direct costs for existing leases. As of June 30, 2020, the Company leases (1) 6 branch locations, (2) its corporate offices (3) 1 production office and (4) office equipment under operating leases. See Note 5 for additional detail.
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of June 30, 2020 and December 31, 2019, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020
U.S. government agency obligations	$35,109	$355	$110	$35,354
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	57,057	2,315	—	59,372
Corporate debt securities	19,942	259	122	20,079
Corporate asset based securities	36,542	—	1,720	34,822
Trust preferred securities	13,899	—	950	12,949
Total available for sale securities	$162,689	$2,929	$2,902	$162,716

December 31, 2019
U.S. government agency obligations	$52,020	$132	$347	$51,805
Obligations of states and political subdivisions	281	—	—	281
Mortgage-backed securities	70,806	635	110	71,331
Corporate debt securities	18,776	66	117	18,725
Corporate asset based securities	27,718	—	864	26,854
Trust preferred securities	11,167	35	79	11,123
Total available for sale securities	$180,768	$868	$1,517	$180,119

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020
Obligations of states and political subdivisions	$300	$1	$—	$301
Mortgage-backed securities	10,241	380	—	10,621
Total held to maturity securities	$10,541	$381	$—	$10,922

December 31, 2019
Obligations of states and political subdivisions	$300	$2	$—	$302
Mortgage-backed securities	2,551	104	—	2,655
Total held to maturity securities	$2,851	$106	$—	$2,957

As of June 30, 2020, the Bank has pledged U.S. Government Agency securities with a market value of $613 and mortgage-backed securities with a market value of $3,950 as collateral against specific municipal deposits. At June 30, 2020, the Bank has pledged mortgage-backed securities with a market value of $1,403 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of June 30, 2020, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2020, the Bank also has mortgage-backed securities with a carrying value of $594 pledged as collateral to the Federal Home Loan Bank of Des Moines.

The estimated fair value of securities at June 30, 2020 and December 31, 2019, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	June 30, 2020		December 31, 2019
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$141	$141
Due after one year through five years	5,866	6,086	5,900	5,959
Due after five years through ten years	40,544	39,811	43,269	43,180
Due after ten years	59,222	57,447	60,652	59,508
Total securities with contractual maturities	$105,632	$103,344	$109,962	$108,788
Mortgage backed securities	57,057	59,372	70,806	71,331
Securities without contractual maturities	—	—	—	—
Total available for sale securities	$162,689	$162,716	$180,768	$180,119

	June 30, 2020		December 31, 2019
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$300	$301	$300	$302
Total securities with contractual maturities	300	301	300	302
Mortgage backed securities	10,241	10,621	2,551	2,655
Total held to maturity securities	$10,541	$10,922	$2,851	$2,957

Securities with unrealized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2020
U.S. government agency obligations	$12,277	$41	$7,558	$69	$19,835	$110
Mortgage backed securities	—	—	—	—	—	—
Corporate debt securities	3,686	14	1,392	108	5,078	122
Corporate asset based securities	9,466	279	25,356	1,441	34,822	1,720
Trust preferred securities	12,949	950	—	—	12,949	950
Total	$38,378	$1,284	$34,306	$1,618	$72,684	$2,902
December 31, 2019
U.S. government agency obligations	$14,593	$156	$10,540	$191	$25,133	$347
Mortgage backed securities	22,537	62	5,883	48	28,420	110
Corporate debt securities	7,001	15	1,398	102	8,399	117
Corporate asset based securities	8,683	285	18,171	579	26,854	864
Trust preferred securities	7,420	79	—	—	7,420	79
Total	$60,234	$597	$35,992	$920	$96,226	$1,517

There were no held to maturity securities in a net loss position at either June 30, 2020 or December 31, 2019.

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

As of June 30, 2020, the Company does not consider its AFS securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration; thus, no other-than-temporary impairment on AFS securities was recorded. There were no other-than-temporary impairments charged to earnings during the three or six months ended June 30, 2020 or the three or six months ended June 30, 2019.

During the three and six months ended June 30, 2020, the Bank sold approximately $0 and $10,700 of fixed-rate mortgage-backed certificates with a realized gain of $0 and $156, respectively, which is included in net gains on investment securities in the Consolidated Statements of Operations. During the three and six months ended June 30, 2019, the Bank sold approximately $7,950 of fixed rate securities with a realized gain of $26, which is included in net gains on investment securities in the Consolidated Statements of Operations.

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
Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. Agricultural operating loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. Agricultural loans carry significant credit risks as they may involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. Farming operations may be affected by adverse weather conditions such as drought, hail or floods that can severely limit crop yields.
Residential mortgage loans are collateralized by primary and secondary positions on real estate and are underwritten primarily based on borrower’s documented income, credit scores, and collateral values. Under consumer home equity loan guidelines, the borrower will be approved for a loan based on a percentage of their home’s appraised value less the balance owed on the existing first mortgage. Credit risk is minimized within the residential mortgage portfolio as relatively small loan amounts are spread across many individual borrowers. Management evaluates trends in past due loans and current economic factors such as the housing price index on a regular basis.
Consumer installment loans are comprised of originated indirect paper loans secured primarily by boats and recreational vehicles and other consumer loans secured primarily by automobiles and other personal assets. The Bank ceased new originations of originated indirect paper loans in early fiscal 2017. Consumer loans underwriting terms often depend on the collateral type, debt to income ratio and the borrower’s creditworthiness as evidenced by their credit score. Collateral value alone may not provide an adequate source of repayment of the outstanding loan balance in the event of a consumer installment loan default. This shortage is a result of the greater likelihood of damage, loss and depreciation for consumer based collateral.

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

Below is a summary of originated and acquired loans by type and risk rating as of June 30, 2020:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$308,633	$4,952	$805	$—	$—	$314,390
Agricultural real estate	32,592	469	2,077	—	—	35,138
Multi-family real estate	90,617	—	—	—	—	90,617
Construction and land development	85,511	5,867	3,478	—	—	94,856
C&I/Agricultural operating:
Commercial and industrial	76,447	661	3,261	—	—	80,369
C&I SBA PPP loans	137,330	—	—	—	—	137,330
Agricultural operating	24,488	768	557	—	—	25,813
Residential mortgage:
Residential mortgage	91,649	—	4,015	—	—	95,664
Purchased HELOC loans	6,534	—	327	—	—	6,861
Consumer installment:
Originated indirect paper	31,815	—	216	—	—	32,031
Other consumer	14,082	—	93	—	—	14,175
Total originated loans	$899,698	$12,717	$14,829	$—	$—	$927,244
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$180,003	$6,699	$8,633	$—	$—	$195,335
Agricultural real estate	35,712	—	7,342	—	—	43,054
Multi-family real estate	12,874	—	148	—	—	13,022
Construction and land development	15,086	—	190	—	—	15,276
C&I/Agricultural operating:
Commercial and industrial	28,274	59	1,144	—	—	29,477
Agricultural operating	10,723	80	1,321	—	—	12,124
Residential mortgage:
Residential mortgage	54,058	403	2,299	—	—	56,760
Consumer installment:
Other consumer	1,634	—	5	—	—	1,639
Total acquired loans	$338,364	$7,241	$21,082	$—	$—	$366,687
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$488,636	$11,651	$9,438	$—	$—	$509,725
Agricultural real estate	68,304	469	9,419	—	—	78,192
Multi-family real estate	103,491	—	148	—	—	103,639
Construction and land development	100,597	5,867	3,668	—	—	110,132
Commercial/Agricultural non-real estate:
Commercial and industrial	104,721	720	4,405	—	—	109,846
C&I SBA PPP loans	137,330	—	—	—	—	137,330
Agricultural operating	35,211	848	1,878	—	—	37,937
Residential mortgage:
Residential mortgage	145,707	403	6,314	—	—	152,424
Purchased HELOC loans	6,534	—	327	—	—	6,861
Consumer installment:
Originated indirect paper	31,815	—	216	—	—	32,031
Other Consumer	15,716	—	98	—	—	15,814
Gross loans	$1,238,062	$19,958	$35,911	$—	$—	$1,293,931
Less:
Unearned net deferred fees and costs and loans in process						(5,369)
Unamortized discount on acquired loans						(7,387)
Allowance for loan losses						(13,373)
Loans receivable, net						$1,267,802

Below is a summary of originated loans by type and risk rating as of December 31, 2019:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$301,381	$266	$899	$—	$—	$302,546
Agricultural real estate	31,129	829	2,068	—	—	34,026
Multi-family real estate	71,877	—	—	—	—	71,877
Construction and land development	67,989	—	3,478	—	—	71,467
C&I/Agricultural operating:
Commercial and industrial	85,248	1,023	3,459	—	—	89,730
Agricultural operating	19,545	402	770	—	—	20,717
Residential mortgage:
Residential mortgage	104,428	—	4,191	—	—	108,619
Purchased HELOC loans	8,407	—	—	—	—	8,407
Consumer installment:			—
Originated indirect paper	39,339	—	246	—	—	39,585
Other Consumer	15,425	—	121	—	—	15,546
Total originated loans	$744,768	$2,520	$15,232	$—	$—	$762,520
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$196,692	$6,084	$9,137	$—	$—	$211,913
Agricultural real estate	42,381	534	8,422	—	—	51,337
Multi-family real estate	13,533	—	1,598	—	—	15,131
Construction and land development	14,181	—	762	—	—	14,943
C&I/Agricultural operating:
Commercial and industrial	41,587	932	1,485	—	—	44,004
Agricultural operating	15,621	350	1,092	—	—	17,063
Residential mortgage:
Residential mortgage	65,125	436	2,152	—	—	67,713
Consumer installment:
Other Consumer	2,628	—	12	—	—	2,640
Total acquired loans	$391,748	$8,336	$24,660	$—	$—	$424,744
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$498,073	$6,350	$10,036	$—	$—	514,459
Agricultural real estate	73,510	1,363	10,490	—	—	85,363
Multi-family real estate	85,410	—	1,598	—	—	87,008
Construction and land development	82,170	—	4,240	—	—	86,410
C&I/Agricultural operating:
Commercial and industrial	126,835	1,955	4,944	—	—	133,734
Agricultural operating	35,166	752	1,862	—	—	37,780
Residential mortgage:
Residential mortgage	169,553	436	6,343	—	—	176,332
Purchased HELOC loans	8,407	—	—	—	—	8,407
Consumer installment:
Originated indirect paper	39,339	—	246	—	—	39,585
Other Consumer	18,053	—	133	—	—	18,186
Gross loans	$1,136,516	$10,856	$39,892	$—	$—	$1,187,264
Less:
Unearned net deferred fees and costs and loans in process						(393)
Unamortized discount on acquired loans						(9,491)
Allowance for loan losses						(10,320)
Loans receivable, net						$1,167,060

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agriculture Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Six months ended June 30, 2020
Allowance for Loan Losses:
Beginning balance, January 1, 2020	$6,205	$1,643	$879	$467	$357	$9,551
Charge-offs	—	(529)	—	(114)	—	(643)
Recoveries	—	—	5	37	—	42
Provision	2,092	664	96	90	217	3,159
Total Allowance on originated loans	8,297	1,778	980	480	574	12,109
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2020	526	27	163	53	—	769
Charge-offs	—	(159)	(27)	(2)	—	(188)
Recoveries	76	—	14	2	—	92
Provision	144	466	(38)	19	—	591
Total Allowance on other acquired loans	746	334	112	72	—	1,264
Total Allowance on acquired loans	746	334	112	72	—	1,264
Ending balance, June 30, 2020	$9,043	$2,112	$1,092	$552	$574	$13,373
Allowance for Loan Losses at June 30, 2020:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$815	$181	$101	$1	$—	$1,098
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$8,228	$1,931	$991	$551	$574	$12,275
Loans Receivable as of June 30, 2020:						—
Ending balance of originated loans	$535,001	$243,512	$102,525	$46,206	$—	$927,244
Ending balance of purchased credit-impaired loans	22,452	2,559	1,788	—	—	26,799
Ending balance of other acquired loans	244,235	39,042	54,972	1,639	—	339,888
Ending balance of loans	$801,688	$285,113	$159,285	$47,845	$—	$1,293,931
Ending balance: individually evaluated for impairment	$14,456	$5,587	$7,823	$377	$—	$28,243
Ending balance: collectively evaluated for impairment	$787,232	$279,526	$151,462	$47,468	$—	$1,265,688

	Commercial/Agriculture Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Six months ended June 30, 2019
Allowance for Loan Losses:
Beginning balance, January 1, 2019	$4,019	$1,258	$1,048	$641	$214	$7,180
Charge-offs	(225)	—	(30)	(106)	—	(361)
Recoveries	—	—	—	36	—	36
Provision	1,216	212	(41)	(43)	85	1,429
Total Allowance on originated loans	$5,010	$1,470	$977	$528	$299	$8,284
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2019	183	32	205	65	(61)	424
Charge-offs	—	—	(60)	(20)	—	(80)
Recoveries	3	—	1	6	—	10
Provision	(5)	53	7	5	61	121
Total Allowance on other acquired loans	181	85	153	56	—	475
Total Allowance on acquired loans	181	85	153	56	—	475
Ending balance, June 30, 2019	5,191	1,555	1,130	584	299	8,759
Allowance for Loan Losses at June 30, 2019:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$140	$195	$154	$34	$—	$523
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$5,051	$1,360	$976	$550	$299	$8,236
Loans Receivable as of June 30, 2019:
Ending balance of originated loans	$384,672	$96,962	$128,710	$73,775	$—	$684,119
Ending balance of purchased credit-impaired loans	19,917	3,509	1,841	—	—	25,267
Ending balance of other acquired loans	197,483	44,110	72,464	3,160	—	317,217
Ending balance of loans	$602,072	$144,581	$203,015	$76,935	$—	$1,026,603
Ending balance: individually evaluated for impairment	$12,984	$7,040	$7,669	$348	$—	$28,041
Ending balance: collectively evaluated for impairment	$589,088	$137,541	$195,346	$76,587	$—	$998,562

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Commercial/Agriculture Real Estate Loans		C&I/Agricultural Operating		Residential Mortgage		Consumer Installment		Totals
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Performing loans
Performing TDR loans	$1,885	$1,730	$1,199	$366	$2,576	$3,206	$63	$68	$5,723	$5,370
Performing loans other	790,603	758,237	281,112	167,596	152,163	178,415	47,663	57,486	1,271,541	1,161,734
Total performing loans	792,488	759,967	282,311	167,962	154,739	181,621	47,726	57,554	1,277,264	1,167,104

Nonperforming loans (1)
Nonperforming TDR loans	5,255	4,868	1,381	1,973	760	383	—	—	7,396	7,224
Nonperforming loans other	3,945	8,405	1,421	1,579	3,786	2,735	119	217	9,271	12,936
Total nonperforming loans	9,200	13,273	2,802	3,552	4,546	3,118	119	217	16,667	20,160
Total loans	$801,688	$773,240	$285,113	$171,514	$159,285	$184,739	$47,845	$57,771	$1,293,931	$1,187,264

(1)	Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of June 30, 2020 and December 31, 2019, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
June 30, 2020
Commercial/Agricultural real estate:
Commercial real estate	$5,574	$329	$—	$5,903	$3,073	$8,976	$500,749	$509,725
Agricultural real estate	449	63	—	512	5,979	6,491	71,701	78,192
Multi-family real estate	—	—	—	—	148	148	103,491	103,639
Construction and land development	—	—	—	—	—	—	110,132	110,132
C&I/Agricultural operating:
Commercial and industrial	466	16	—	482	1,306	1,788	108,058	109,846
C&I SBA PPP loans	—	—	—	—	—	—	137,330	137,330
Agricultural operating	296	40	—	336	1,496	1,832	36,105	37,937
Residential mortgage:
Residential mortgage	3,044	1,004	1,786	5,834	2,433	8,267	144,157	152,424
Purchased HELOC loans	—	520	94	614	234	848	6,013	6,861
Consumer installment:
Originated indirect paper	109	—	—	109	94	203	31,828	32,031
Other Consumer	22	3	—	25	24	49	15,765	15,814
Total	$9,960	$1,975	$1,880	$13,815	$14,787	$28,602	$1,265,329	$1,293,931
December 31, 2019
Commercial/Agricultural real estate:
Commercial real estate	$2,804	$847	$—	$3,651	$4,214	$7,865	$506,594	$514,459
Agricultural real estate	509	—	—	509	7,568	8,077	77,286	85,363
Multi-family real estate	—	—	—	—	1,449	1,449	85,559	87,008
Construction and land development	436	—	—	436	42	478	85,932	86,410
C&I/Agricultural operating:
Commercial and industrial	1,024	—	—	1,024	1,850	2,874	130,860	133,734
Agricultural operating	73	49	—	122	1,702	1,824	35,956	37,780
Residential mortgage:
One to four family	4,929	1,597	649	7,175	2,063	9,238	167,094	176,332
Residential mortgage	293	378	407	1,078	—	1,078	7,329	8,407
Consumer installment:
Originated indirect paper	168	52	20	240	137	377	39,208	39,585
Other Consumer	204	43	28	275	31	306	17,880	18,186
Total	$10,440	$2,966	$1,104	$14,510	$19,056	$33,566	$1,153,698	$1,187,264

At June 30, 2020, the Company has identified impaired loans of $51,688, consisting of $13,119 TDR loans, the carrying amount of purchased credit impaired loans of $23,444 and $15,125 of substandard non-TDR loans. The $51,688 total of impaired loans includes $5,723 of performing TDR loans. At December 31, 2019, the Company has identified impaired loans of $63,196, consisting of $12,594 TDR loans, the carrying amount of purchased credit impaired loans of $31,978 and $18,624 of substandard non-TDR loans. The $63,196 total of impaired loans includes $5,370 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of the Company’s impaired loans as of June 30, 2020, December 31, 2019 and June 30, 2019 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2020
With No Related Allowance Recorded:
Commercial/agriculture real estate	$30,268	$30,268	$—	$35,391	$369
C&I/Agricultural operating	7,280	7,280	—	8,379	44
Residential mortgage	8,621	8,621	—	8,658	125
Consumer installment	363	363	—	371	8
Total	$46,532	$46,532	$—	$52,799	$546
With An Allowance Recorded:
Commercial/agriculture real estate	$4,017	$4,017	$815	$3,080	$12
C&I/Agricultural operating	303	303	181	397	1
Residential mortgage	822	822	101	1,127	4
Consumer installment	14	14	1	41	—
Total	$5,156	$5,156	$1,098	$4,645	$17
June 30, 2020 Totals:
Commercial/agriculture real estate	$34,285	$34,285	$815	$38,471	$381
C&I/Agricultural operating	7,583	7,583	181	8,776	45
Residential mortgage	9,443	9,443	101	9,785	129
Consumer installment	377	377	1	412	8
Total	$51,688	$51,688	$1,098	$57,444	$563

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019
With No Related Allowance Recorded:
Commercial/agriculture real estate	$40,514	$40,514	$—	$24,693	$699
C&I/Agricultural operating	9,477	9,477	—	19,163	119
Residential mortgage	8,695	8,695	—	4,461	128
Consumer installment	379	379	—	3,640	6
Total	$59,065	$59,065	$—	$51,957	$952
With An Allowance Recorded:
Commercial/agriculture real estate	$2,143	$2,143	$495	$1,738	$4
C&I/Agricultural operating	490	490	312	734	3
Residential mortgage	1,431	1,431	136	789	15
Consumer installment	67	67	13	47	—
Total	$4,131	$4,131	$956	$3,308	$22
December 31, 2019 Totals
Commercial/agriculture real estate	$42,657	$42,657	$495	$26,431	$703
C&I/Agricultural operating	9,967	9,967	312	19,897	122
Residential mortgage	10,126	10,126	136	5,250	143
Consumer installment	446	446	13	3,687	6
Total	$63,196	$63,196	$956	$55,265	$974

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2019
With No Related Allowance Recorded:
Commercial/agriculture real estate	$29,540	$29,540	$—	$29,195	$492
C&I/Agricultural operating	8,536	8,536	—	7,718	165
Residential mortgage	8,169	8,169	—	8,521	106
Consumer installment	241	241	—	234	6
Total	$46,486	$46,486	$—	$45,668	$769
With An Allowance Recorded:
Commercial/agriculture real estate	$1,134	$1,134	$140	$1,056	$—
C&I/Agricultural operating	611	611	195	319	8
Residential mortgage	1,081	1,081	154	1,207	8
Consumer installment	107	107	34	127	1
Total	$2,933	$2,933	$523	$2,709	$17
June 30, 2019 Totals:
Commercial/agriculture real estate	$30,674	$30,674	$140	$30,251	$492
C&I/Agricultural operating	9,147	9,147	195	8,037	173
Residential mortgage	9,250	9,250	154	9,728	114
Consumer installment	348	348	34	361	7
Total	$49,419	$49,419	$523	$48,377	$786

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that the Bank would not otherwise consider except for the borrower’s financial difficulties. Concessions include an extension of loan terms, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were 5 delinquent accruing TDRs greater than 60 days past due with a recorded investment of $563 at June 30, 2020, compared to 2 such loans with a recorded investment of $101 at December 31, 2019.
Following is a summary of TDR loans by accrual status as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Troubled debt restructure loans:
Accrual status	$6,127	$5,396
Non-accrual status	6,992	7,198
Total	$13,119	$12,594

There was one TDR commitment meeting our TDR criteria as of June 30, 2020 totaling $50 and no TDR commitments meeting our TDR criteria as of December 31, 2019. There were unused lines of credit totaling $34 and $12 meeting our TDR criteria as of June 30, 2020 and December 31, 2019, respectively.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the six months ended June 30, 2020 and June 30, 2019:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Six months ended June 30, 2020
TDRs:
Commercial/agriculture real estate	9	$892	$198	$17	$—	$1,107	$1,107	$—
C&I/Agricultural operating	3	295	78	—	—	373	373	—
Residential mortgage	5	89	358	85	—	532	532	—
Consumer installment	2	3	—	4	—	7	7	—
Totals	19	$1,279	$634	$106	$—	$2,019	$2,019	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Six months ended June 30, 2019
TDRs:
Commercial/agriculture real estate	7	$18	$78	$1,190	$—	$1,286	$1,286	$—
C&I/Agricultural operating	6	165	364	409	—	938	938	—
Residential mortgage	7	325	—	171	—	496	496	—
Consumer installment	1	2	—	—	—	2	2	—
Totals	21	$510	$442	$1,770	$—	$2,722	$2,722	$—

A summary of loans by loan segment modified in a troubled debt restructuring as of June 30, 2020 and June 30, 2019, was as follows:

	June 30, 2020		June 30, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/agriculture real estate	34	$7,140	20	$3,938
C&I/Agricultural operating	17	2,580	16	2,469
Residential mortgage	43	3,336	43	3,511
Consumer installment	8	63	11	82
Total troubled debt restructurings	102	$13,119	90	$10,000

The following table provides information related to restructured loans that were considered in default as of June 30, 2020 and June 30, 2019:

	June 30, 2020		June 30, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/agriculture real estate	15	$5,255	6	$1,736
Commercial/agricultural non-real estate	12	1,382	12	1,990
Residential real estate	4	355	4	374
Total troubled debt restructurings	31	$6,992	22	$4,100

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	June 30, 2020	December 31, 2019
Accountable for under ASC 310-30 (Purchased Credit Impaired “PCI” loans)
Outstanding balance	$26,799	$38,268
Carrying amount	$23,444	$31,978
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$339,888	$386,476
Carrying amount	$335,856	$383,275
Total acquired loans
Outstanding balance	$366,687	$424,744
Carrying amount	$359,300	$415,253

The following table provides changes in accretable discounts for all acquired loans from prior acquisitions with deteriorated credit quality:

	June 30, 2020	June 30, 2019
Accretable discounts, beginning of period	$3,201	$3,163
Additions to accretable discount for acquired performing loans	—	—
Accelerated accretion from payoff of certain PCI loans with transferred non-accretable differences	(99)	—
Transfers from non-accretable difference to accretable discount	1,410	80
Scheduled accretion	(480)	(388)
Accretable discounts, end of period	$4,032	$2,855

Non-accretable difference on purchase credit impaired loans was $3,355 and $6,290 at June 30, 2020 and December 31, 2019, respectively.
NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of June 30, 2020 and December 31, 2019 were $538,347 and $524,715, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. The current period valuation allowance is included as amortization of mortgage servicing rights in non-interest expense on the consolidated statement of operations.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $4,889 and $2,868, at June 30, 2020 and December 31, 2019, respectively. Mortgage servicing rights activity for the six month period ended June 30, 2020 and twelve months ended December 31, 2019 were as follows:

	As of and for the Six Months Ended	As of and for the Twelve Months Ended
Mortgage servicing rights:	June 30, 2020	December 31, 2019
Mortgage servicing assets, net; beginning of period	$4,541	$4,486
MSR asset acquired	—	—
Increase in MSR assets resulting from transfers of financial assets	955	904
Amortization during the period	(556)	(849)
	4,940	4,541
Valuation Allowances:
Balance at beginning of period	(259)	—
Additions	(1,172)	(259)
Recoveries	—	—
Write-downs	—	—
Balance at end of period	(1,431)	(259)
Mortgage servicing assets, net; end of period	$3,509	$4,282
Fair value of MSR asset; end of period	$3,509	$4,309
Residential mortgage loans serviced for others	$538,347	$524,715
Net book value of MSR asset to loans serviced for others	0.65%	0.82%

NOTE 5 – LEASES
We have operating leases for our corporate offices (1), bank branch offices (6), other production offices (1) and certain office equipment. Our leases have remaining lease terms of 3 months to 8 years, some of which include options to extend the leases for up to 5 years. As of June 30, 2020, we have no additional lease commitments that have not yet commenced.

	Six Months Ended
	June 30, 2020	June 30, 2019
Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$318	$470
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$158

	June 30, 2020	December 31, 2019
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$2,435	$2,787
Operating lease liabilities	$2,549	$2,845

Weighted average remaining lease term in years; operating leases	6.14	6.63
Weighted average discount rate; operating leases	3.07%	3.07%

Cash obligations under lease contracts are as follows:

Fiscal years ending December 31,
2020	$294
2021	473
2022	437
2023	391
2024	338
Thereafter	1,168
Total	3,101
Less: effects of discounting	(552)
Lease liability recognized	$2,549

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
Non-interest bearing demand deposits	$223,536	$168,157
Interest bearing demand deposits	270,116	223,102
Savings accounts	185,816	156,599
Money market accounts	242,536	246,430
Certificate accounts	350,193	401,414
Total deposits	$1,272,197	$1,195,702
Brokered deposits included above:	$19,564	$50,377

At June 30, 2020, the scheduled maturities of time deposits were as follows:

June 30, 2021	$227,486
June 30, 2022	102,326
June 30, 2023	16,673
June 30, 2024	2,533
June 30, 2025	1,175
After June 30, 2025	—
Total	$350,193

NOTE 7 – FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at June 30, 2020 and December 31, 2019 is as follows:

		June 30, 2020			December 31, 2019
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4), (5)	2020	$1,000	1.76%	1.76%	$69,000	1.67%	2.05%
	2021	8,000	—%	2.16%	4,000	1.85%	2.16%
	2022	15,000	2.34%	2.45%	15,000	2.34%	2.45%
	2023	20,000	1.43%	1.44%	—	—%	—%
	2024	20,530	—%	1.45%	530	—%	—%
	2025	5,000	1.45%	1.45%	—	—%	—%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	—	—%	—%
Subtotal		124,530			131,030
Unamortized discount on acquired notes		(46)			(59)
Federal Home Loan Bank advances, net		$124,484			$130,971

Senior Notes (6)	2031	$28,856	3.50%	3.50%	$28,856	4.00%	4.75%
Subordinated Notes (7)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
Unamortized debt issuance costs		$(261)			$(296)
Total other borrowings		$43,595			$43,560

Totals		$168,079			$174,531
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $816,721 and $792,909 at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $189,242 compared to $203,935 as of December 31, 2019.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $162,480 and $151,130, during the six months ended June 30, 2020 and the twelve months ended December 31, 2019, respectively.
(3) The weighted-average interest rates on FHLB borrowings maturing within twelve months as of June 30, 2020 and December 31, 2019 were 0.82% and 1.74%, respectively.
(4) Six of the FHLB notes with remaining balances totaling $9,530 were acquired as a result of the F&M acquisition. These notes mature on various dates through 2024 with a weighted average rate of 2.02% and weighted average maturity of 17 months. The Bank acquired one $11,000 FHLB note as a result of the United Bank acquisition, with a 2.45% rate and February 1, 2022 maturity date.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $182,324 and $147,991 at June 30, 2020 and December 31, 2019, respectively.
Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“FRB PPPLF”) Program
The Bank has originated Small Business Association’s Payment Protection Program (“SBA PPP”) loans and has complied with the requirements to pledge these loans to the FRB PPPLF program which provides 100% funding for SBA PPP loans upon request. The Bank has no outstanding loan balances under this facility at June 30, 2020 and December 31, 2019. Maximum month-end borrowed amounts outstanding under this agreement were $25,136 and $0, during the six months ended June 30, 2020 and the twelve months ended December 31, 2019, respectively.
NOTE 8 - CAPITAL MATTERS
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2020, the Bank and Company were categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2020 and December 31, 2019, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2020
Total capital (to risk weighted assets)	$166,781	14.0%	$95,059	> =	8.0%	$118,824	> =	10.0%
Tier 1 capital (to risk weighted assets)	153,408	12.9%	71,295	> =	6.0%	95,059	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	153,408	12.9%	53,471	> =	4.5%	77,236	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	153,408	9.9%	61,942	> =	4.0%	77,427	> =	5.0%
As of December 31, 2019
Total capital (to risk weighted assets)	$160,302	13.1%	$98,174	> =	8.0%	$122,718	> =	10.0%
Tier 1 capital (to risk weighted assets)	149,982	12.2%	73,631	> =	6.0%	98,174	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	149,982	12.2%	55,223	> =	4.5%	79,767	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	149,982	10.4%	57,834	> =	4.0%	72,293	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2020 and December 31, 2019, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2020
Total capital (to risk weighted assets)	$143,353	12.1%	$95,059	> =	8.0%	$118,824	> =	10.0%
Tier 1 capital (to risk weighted assets)	114,980	9.7%	71,295	> =	6.0%	95,059	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	114,980	9.7%	53,471	> =	4.5%	77,236	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	114,980	7.4%	61,942	> =	4.0%	77,427	> =	5.0%
As of December 31, 2019
Total capital (to risk weighted assets)	$137,259	11.2%	$98,174	> =	8.0%	$122,718	> =	10.0%
Tier 1 capital (to risk weighted assets)	111,939	9.1%	73,631	> =	6.0%	998,174	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	111,939	9.1%	55,223	> =	4.5%	79,767	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	111,939	7.7%	57,834	> =	4.0%	72,293	> =	5.0%

-
NOTE 9 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan and 2004 Stock Option and Incentive Plan. These plans were terminated on January 18, 2018.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. As of June 30, 2020, 89,183 restricted shares and 181,000 options had been granted to eligible participants. Due to the plan’s expiration, no new awards can be granted under this plan. Restricted shares granted under the 2008 Equity Incentive Plan were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of June 30, 2020, 95,575 restricted shares had been granted under this plan. As of June 30, 2020, no stock options had been granted under this plan.
Net compensation expense related to restricted stock awards from these plans was $158 and $297 for the three and six months ended June 30, 2020, compared to $103 and $243 for the three and six months ended June 30, 2019.

Restricted Common Stock Award

	June 30, 2020		December 31, 2019
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	43,457	$12.76	75,407	$13.24
Granted	41,507	11.93	12,847	11.50
Vested	(13,645)	12.83	(32,630)	12.89
Forfeited	—	—	(12,167)	13.28
Unvested and outstanding at end of year	71,319	$12.27	43,457	$12.76

The Company accounts for stock-based employee compensation related to the Company’s 2008 Equity Incentive Plan and 2018 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to these plans for the three and six month periods ended June 30, 2020 was $4 and $8, respectively. The compensation cost recognized for stock-based employee compensation related to these plans for the three and six month periods ended June 30, 2019 was $5 and $9, respectively.
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
June 30, 2020
Outstanding at beginning of year	78,100	$11.18
Forfeited or expired	(3,200)	12.21
Outstanding at end of year	74,900	$11.14	6.03
Exercisable at end of year	51,300	$10.66	5.80	$(195)
Fully vested and expected to vest	74,900	$11.14	6.03	$(321)
December 31, 2019
Outstanding at beginning of year	108,930	$10.15
Exercised	(28,430)	7.12
Forfeited or expired	(2,400)	12.38
Outstanding at end of year	78,100	$11.18	6.55
Exercisable at end of year	44,700	$10.73	6.30	$67
Fully vested and expected to vest	78,100	$11.18	6.55	$81

Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan for the respective periods follows:

	Six months ended June 30, 2020	Twelve months ended December 31, 2019
Intrinsic value of options exercised	$—	$130
Cash received from options exercised	$—	$203
Tax benefit realized from options exercised	$—	$—

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
Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Investment securities:
U.S. government agency obligations	$35,353	$—	$35,353	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	59,372	—	59,372	—
Corporate debt securities	20,079	—	20,079	—
Corporate asset based securities	34,822	—	34,822	—
Trust preferred securities	12,950	—	12,950	—
Total	$162,716	$—	$162,716	$—
December 31, 2019
Investment securities:
U.S. government agency obligations	$51,805	$—	$51,805	$—
Obligations of states and political subdivisions	281	—	281	—
Mortgage-backed securities	71,331	—	71,331	—
Corporate debt securities	18,725	—	18,725	—
Corporate asset backed securities	26,854	—	26,854	—
Trust preferred securities	11,123	—	11,123	—
Total	$180,119	$—	$180,119	$—

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Foreclosed and repossessed assets, net	$734	$—	$—	$734
Impaired loans with allocated allowances	4,058	—	—	4,058
Mortgage servicing rights	3,509	—	—	3,509
Total	$8,301	$—	$—	$8,301
December 31, 2019
Foreclosed and repossessed assets, net	$1,460	$—	$—	$1,460
Impaired loans with allocated allowances	3,175	—	—	3,175
Mortgage servicing rights	4,282	—	—	4,309
Total	$8,917	$—	$—	$8,944

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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
June 30, 2020.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
June 30, 2020
Foreclosed and repossessed assets, net	$734	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$4,058	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$3,509	Discounted cash flows	Discounted rates	9.5% - 12.5%
December 31, 2019
Foreclosed and repossessed assets, net	$1,460	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$3,175	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$4,309	Discounted cash flows	Discounted rates	9.5% - 12.5%
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
The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		June 30, 2020		December 31, 2019
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$39,581	$39,581	$55,840	$55,840
Other interest-bearing deposits	(Level II)	3,752	3,855	4,744	4,792
Securities available for sale “AFS”	(Level II)	162,716	162,716	180,119	180,119
Securities held to maturity “HTM”	(Level II)	10,541	10,922	2,851	2,957
Equity securities with readily determinable fair value	(Level I)	188	188	246	246
Other investments	(Level II)	15,193	15,193	15,005	15,005
Loans receivable, net	(Level III)	1,267,802	1,292,278	1,167,060	1,161,660
Loans held for sale	(Level II)	8,876	8,876	5,893	5,893
Mortgage servicing rights	(Level III)	3,509	3,509	4,282	4,309
Accrued interest receivable	(Level 1)	5,855	5,855	4,738	4,738
Financial liabilities:
Deposits	(Level III)	$1,272,197	$1,273,191	$1,195,702	$1,192,777
FHLB advances	(Level II)	124,484	129,689	130,971	131,593
Other borrowings	(Level I)	43,595	43,595	43,560	43,560
Accrued interest payable	(Level I)	373	373	453	453

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income for the three and six months ended June 30, 2020 and 2019:

	Three months ended
	June 30, 2020			June 30, 2019
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$2,245	$(617)	$1,628	$956	$(262)	$694
Reclassification adjustment for gains included in net income	—	—	—	(26)	7	(19)
Other comprehensive income	$2,245	$(617)	$1,628	$930	$(255)	$675

	Six months ended
	June 30, 2020			June 30, 2019
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$832	$(229)	$603	$2,563	$(705)	$1,858
Reclassification adjustment for gains included in net income	(156)	43	(113)	(26)	7	(19)
Other comprehensive income	$676	$(186)	$490	$2,537	$(698)	$1,839

The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2019 and the six months ended June 30, 2020 were as follows:

	Unrealized Gains (Losses) on Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2019	$(2,540)	$(1,841)
Current year-to-date other comprehensive income	1,953	1,415
Adoption of ASU 2016-01; Equity securities (1)	(62)	(45)
Ending balance, December 31, 2019	$(649)	$(471)
Current year-to-date other comprehensive loss	676	490
Ending balance, June 30, 2020	$27	$19

(1) Amounts reclassified to retained earnings due to January 1, 2019 adoption of ASU 2016-02. For further information, refer to Note 1, “Nature of Business and Summary of Significant Policies; Recent Pronouncements-Adopted”.

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30, 2020	Six months ended June 30, 2020	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$156		Net gains on investment securities
Tax Effect	—	(43)		Provision for income taxes
Total reclassifications for the period	$—	$113		Net gain attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to income/loss.
Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30, 2019	Six months ended June 30, 2019	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$26	$26		Net gains on investment securities
Tax Effect	(7)	(7)		Provision for income taxes
Total reclassifications for the period	$19	$19		Net gain attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020 (“2019 10-K”), the matters described in “Risk Factors” in Item 1A of our Form 10-Q for the quarter ended March 31, 2020 and in Item 1A of this Form 10-Q, and the following:

•	conditions in the financial markets and economic conditions generally;

•	adverse impacts to the Company or Bank arising from the COVID-19 pandemic;

•	the possibility of a deterioration in the residential real estate markets;

•	interest rate risk;

•	lending risk;

•	the sufficiency of loan allowances;

•	changes in the fair value or ratings downgrades of our securities;

•	competitive pressures among depository and other financial institutions;

•	our ability to maintain our reputation;

•	our ability to realize the benefits of net deferred tax assets;

•	our ability to maintain or increase our market share;

•	acts of terrorism and political or military actions by the United States or other governments;

•	legislative or regulatory changes or actions, or significant litigation, adversely affecting the Company or Bank;

•	increases in FDIC insurance premiums or special assessments by the FDIC;

•	disintermediation risk;

•	our inability to obtain needed liquidity;

•	risks related to the ongoing integration of F&M into the Company’s operations;

•	our ability to successfully execute our acquisition growth strategy;

•	risks posed by acquisitions and other expansion opportunities, including difficulties and delays in integrating the acquired business operations or fully realizing the cost savings and other benefits;

•	our ability to raise capital needed to fund growth or meet regulatory requirements;

•	the possibility that our internal controls and procedures could fail or be circumvented;

•	our ability to attract and retain key personnel;

•	our ability to keep pace with technological change;

•	cybersecurity risks;

•	changes in federal or state tax laws;

•	changes in accounting principles, policies or guidelines and their impact on financial performance;

•	restrictions on our ability to pay dividends; and

•	the potential volatility of our stock price.

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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2020, and our consolidated results of operations for the three and six months ended June 30, 2020, compared to the same period in the prior fiscal year for the three and six months ended June 30, 2019. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2019 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

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
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of June 30, 2020 which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2019. The Company performed a goodwill impairment analysis as of June 30, 2020, due to triggering events being identified, and determined that goodwill was not impaired.
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
In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include but are not limited to; loans, investment securities, goodwill, core deposit intangible assets and deferred tax assets, among others. Specific assumptions, estimates and judgments utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 2, 3, 4 and 10 of Condensed Notes to Consolidated Financial Statements.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of June 30, 2020, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and six-month periods ended June 30, 2020 and June 30, 2019, respectively.
Net interest income was $12.3 million for the three months ended June 30, 2020 and $25.0 million for the six months ended June 30, 2020, compared to $10.1 million for the three months ended June 30, 2019 and $20.1 million of the six months ended June 30, 2019. The growth in net interest income was due to the growth in average assets from the F&M acquisition, increase in accretion of purchase credit impaired loans and organic loan growth, partially offset by a decrease in net interest margin percentage. In addition, the three months ended June 30, 2020 benefited from the margin related to the Bank’s origination of $137 million of SBA PPP loans.

The net interest margin for the three-month period ended June 30, 2020 was 3.34%, compared to 3.30% for the three-month period ended June 30, 2019. The increase in net interest margin was due to the increase in the accretion of purchased credit impaired discounts. The net interest margin, after subtracting the positive 8 basis point impact of accretion due to the payoff of purchased credit impaired loans and scheduled accretion of 7 basis points, was 3.19%. In addition, the impact of SBA PPP loans originated in the second quarter of 2020 was 4 basis points. For the quarter ended June 30, 2019, the net interest margin of 3.30%, after subtracting the positive two basis point impact of accretion of purchased credit impaired loans and scheduled accretion of seven basis points was 3.21%. .
The net interest margin for the six-months ended June 30, 2020 was 3.48%, compared to 3.36% for the six-month period ended June 30, 2019. The increase in net interest margin was due to the increase in the accretion of purchased credit impaired discounts. The net interest margin for the six-month period ending June 30, 2020, after subtracting the positive 18 basis point impact of accretion due to the payoff of purchased credit impaired loans and scheduled accretion of 7 basis points, was 3.23%. For the six months ended June 30, 2019, the net interest margin of 3.36%, after subtracting the positive one basis point impact of accretion of purchased credit impaired loans and scheduled accretion of seven basis points was 3.28%. This decrease is largely due to lower interest rate spreads between loans and deposits in 2019 due to the competitive market for deposits and higher cost wholesale funding required to replace deposits lost due to the May 2019 branch sale and to a lesser extent, the impact of 2020 second quarter SBA PPP originations.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and six-month periods ended June 30, 2020, and for the three and six-month periods ended June 30, 2019. Non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended June 30, 2020 compared to the three months ended June 30, 2019:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$19,995	$5	0.10%	$30,076	$171	2.28%
Loans	1,266,273	14,687	4.66%	1,023,447	12,976	5.09%
Interest-bearing deposits	3,788	23	2.44%	5,967	35	2.35%
Investment securities (1)	174,875	988	2.27%	158,991	996	2.60%
Other investments	15,160	183	4.86%	12,114	158	5.23%
Total interest earning assets (1)	$1,480,091	$15,886	4.32%	$1,230,595	$14,336	4.68%
Average interest-bearing liabilities:
Savings accounts	$171,285	$99	0.23%	$147,456	$149	0.41%
Demand deposits	267,429	260	0.39%	191,858	383	0.80%
Money market	243,264	350	0.58%	164,402	448	1.09%
CD’s	328,543	1,706	2.09%	336,253	1,765	2.11%
IRA’s	42,117	192	1.83%	40,688	181	1.78%
Total deposits	$1,052,638	$2,607	1.00%	$880,657	$2,926	1.33%
FHLB Advances and other borrowings	186,191	976	2.11%	165,733	1,327	3.21%
Total interest-bearing liabilities	$1,238,829	$3,583	1.16%	$1,046,390	$4,253	1.63%
Net interest income		$12,303			$10,083
Interest rate spread			3.16%			3.05%
Net interest margin (1)			3.34%			3.30%
Average interest earning assets to average interest-bearing liabilities			1.19			1.18
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarters ended June 30, 2020 and June 30, 2019. The FTE adjustment to net interest income included in the rate calculations totaled $0 and $35 thousand for the three months ended June 30, 2020 and June 30, 2019, respectively.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Six months ended June 30, 2020 compared to the six months ended June 30, 2019:

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$25,532	$123	0.97%	$28,045	$339	2.44%
Loans	1,219,905	30,146	4.97%	1,010,113	25,390	5.07%
Interest-bearing deposits	4,075	50	2.47%	6,440	74	2.32%
Investment securities (1)	177,081	2,119	2.41%	157,574	1,943	2.59%
Other investments	15,083	356	4.75%	11,244	308	5.52%
Total interest earning assets (1)	$1,441,676	$32,794	4.57%	$1,213,416	$28,054	4.68%
Average interest-bearing liabilities:
Savings accounts	$162,941	$250	0.31%	$155,792	$324	0.42%
Demand deposits	251,125	635	0.51%	190,603	737	0.78%
Money market	239,867	959	0.80%	158,683	831	1.06%
CD’s	341,319	3,552	2.09%	331,543	3,293	2.00%
IRA’s	42,406	391	1.85%	40,272	334	1.67%
Total deposits	1,037,658	5,787	1.12%	876,893	5,519	1.27%
FHLB Advances and other borrowings	180,927	2,033	2.26%	145,986	2,390	3.30%
Total interest-bearing liabilities	$1,218,585	$7,820	1.29%	$1,022,879	$7,909	1.56%
Net interest income		$24,974			$20,145
Interest rate spread			3.28%			3.12%
Net interest margin (1)			3.48%			3.36%
Average interest earning assets to average interest-bearing liabilities			1.18			1.19
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarters ended June 30, 2020 and June 30, 2019. The FTE adjustment to net interest income included in the rate calculations totaled $1 thousand and $77 thousand for the six months ended June 30, 2020 and June 30, 2019, respectively.
Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e. holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e. holding the initial balance constant). Volume changes are largely due to the F&M acquisition for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 and to a lesser extent, the impact of organic loan growth.

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(38)	$(128)	$(166)
Loans	2,893	(1,182)	1,711
Interest-bearing deposits	(13)	1	(12)
Investment securities	97	(104)	(7)
Other investments	38	(13)	25
Total interest earning assets	2,977	(1,426)	1,551
Interest expense:
Savings accounts	21	(71)	(50)
Demand deposits	123	(246)	(123)
Money market accounts	173	(271)	(98)
CD’s	(40)	(19)	(59)
IRA’s	6	5	11
Total deposits	283	(602)	(319)
FHLB Advances and other borrowings	150	(500)	(350)
Total interest bearing liabilities	433	(1,102)	(669)
Net interest income	$2,544	$(324)	$2,220
Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(28)	$(188)	$(216)
Loans	5,195	(439)	4,756
Interest-bearing deposits	(29)	5	(24)
Investment securities	240	(64)	176
Other investments	96	(48)	48
Total interest earning assets	5,474	(734)	$4,740
Interest expense:
Savings accounts	14	(88)	(74)
Demand deposits	201	(303)	(102)
Money market accounts	367	(239)	128
CD’s	99	160	259
IRA’s	18	39	57
Total deposits	699	(431)	268
FHLB Advances and other borrowings	505	(862)	(357)
Total interest bearing liabilities	1,204	(1,293)	(89)
Net interest income	$4,270	$559	$4,829
Provision for Loan Losses. We determine our provision for loan losses (“provision”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. We continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.
Total provision for loan losses expense for the three and six months ended June 30, 2020 was $1,750 and $3,750, respectively. In continued anticipation of COVID-19 related adverse economic impacts, management recorded provision for loan losses of $1,250 and $2,000 for the three and six months ended June 30, 2020, respectively, related to COVID-19. Various

“Stay-at-Home Orders” continued to result in temporary business closures, reduced operating capacity and uncertainty regarding potential future revenue and cash flows for certain business, including bank borrowers. Approximately $100 and $700 of the provision was related to loan growth in the three and six months ended June 30, 2020 The remaining provision was related to net loan charge-offs of $212 and $697 for the three and six months ended June 30, 2020, and necessary increases in unallocated and specific allowance for loan losses.
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
Non-interest Income. The following table reflects the various components of non-interest income for the three and six month periods ended June 30, 2020 and 2019, respectively.

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Non-interest Income:
Service charges on deposit accounts	$345	$581	(40.62)%	$905	$1,131	(19.98)%
Interchange income	489	453	7.95%	953	791	20.48%
Loan servicing income	1,315	634	107.41%	2,000	1,188	68.35%
Gain on sale of loans	1,818	573	217.28%	2,598	881	194.89%
Loan fees and service charges	244	261	(6.51)%	721	389	85.35%
Insurance commission income	195	192	1.56%	474	376	26.06%
Net gains on investment securities	25	21	19.05%	98	55	78.18%
Net gain on sale of branch	—	2,295	N/M	—	2,295	N/M
Net gain on sale of insurance agency	252	—	N/M	252	—	N/M
Settlement proceeds	131	—	N/M	131	—	N/M
Other	199	228	(12.72)%	484	464	4.31%
Total non-interest income	$5,013	$5,238	(4.30)%	$8,616	$7,570	13.82%
The growth in most line items, year over year, are due to the impact of the F&M acquisition on July 1, 2019.
Service charges on deposit accounts decreased to $345 and $905 for the three and six months ended June 30, 2020, from $581 and $1,131 in the comparable prior year periods. This decrease was due to lower retail customer activity and due to higher balances of retail checking accounts primarily in the three months ended June 30, 2020.
Loan servicing income increased largely due to increased capitalized mortgage servicing rights due to higher mortgage loan origination fees in both the current three and six-month periods.
Gain on sale of loans increased in both the current three and six-month periods due to higher mortgage loan origination sold volumes.
The increase in loan fees and service charges for the six months ended June 30, 2020, is largely due to higher commercial loan customer activity, which occurred primarily in the first quarter of 2020
The Company recognized a gain on sale of its Michigan branch of $2,295 in the second quarter of 2019.
The Company sold the Wells Insurance Agency in June 2020, realizing a net gain of $252.
During the quarter ended June 30, 2020, the Company recognized $131 of non-interest income related to a private mortgage-backed security claim. This distribution represents a supplement to the proceeds received in March 2017 from this private mortgage-backed security, previously owned by the Bank, and sold in 2011.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and six month periods ended June 30, 2020 and 2019, respectively.

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Non-interest Expense:
Compensation and related benefits	$5,908	$4,604	28.32%	$11,343	$9,310	21.84%
Occupancy	899	866	3.81%	1,905	1,820	4.67%
Office	575	528	8.90%	1,118	1,050	6.48%
Data processing	1,024	868	17.97%	2,020	1,855	8.89%
Amortization of intangible assets	412	346	19.08%	824	673	22.44%
Mortgage servicing rights expense	991	306	223.86%	1,727	497	247.48%
Advertising, marketing and public relations	303	456	(33.55)%	542	659	(17.75)%
FDIC premium assessment	180	146	23.29%	248	240	3.33%
Professional services	353	575	(38.61)%	957	1,400	(31.64)%
Gains on repossessed assets, net	(22)	(90)	75.56%	(90)	(127)	29.13%
Other	769	784	(1.91)%	1,529	1,906	(19.78)%
Total non-interest expense	$11,392	$9,389	21.33%	$22,123	$19,283	14.73%

Non-interest expense (annualized) / Average assets	2.89%	2.82%	2.44%	2.86%	3.21%	(3.32)%
The growth in most line items, year over year, are due to the impact of the F&M acquisition on July 1, 2019.
Compensation expense, for both the three and six-month periods ended June 30, 2020 was higher than the comparable prior year period due primarily to the impact of the F&M acquisition, and to a lesser extent, higher variable mortgage production compensation related to all-time high mortgage loan origination activity, primarily in the second quarter of 2020.
Data processing expense increases were due primarily to higher loan origination activity and larger deposit balances.
Mortgage servicing rights expense increased during the three and six months ended June 30, 2020 by $685 and $1,230, respectively, compared to the comparable prior year periods. The Company recognized related impairment charges of $650 and $1,130, respectively in 2020 compared to $110 for the three and six-months ended June 30, 2019, largely due to the impact of higher actual and forecasted prepayment rates. The remaining increase is due to higher amortization based on the interest rate environment.
Professional services expenses were lower during the three and six months ended June 30, 2020 compared to the comparable prior year periods, primarily due to lower audit costs. Higher 2019 audit costs were largely due to the transition period audit required due to the change in the Company’s fiscal year-end.
Other expenses for the six-month period ended June 30, 2020 decreased compared to June 30, 2019 largely due to lower merger-related expenses, partially offset by higher commercial loan and deposit costs.
Income Taxes. Income tax expense was $1,105 and $2,042 for the three and six months ended June 30, 2020 compared to $1,500 and $1,822 for the three and six months ended June 30, 2019. The impact of higher non-taxable municipal income in 2019 was offset by higher non-deductible merger costs, netting to approximately the same effective tax rates in both periods.

BALANCE SHEET ANALYSIS
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity. In the first quarter, the Bank sold approximately $10.7 million of fixed-rate mortgage-backed certificates, (“MBS”) and these were replaced with similar, lower premium MBS.
Securities available for sale, which represent the majority of our investment portfolio, were $162.7 million at June 30, 2020, compared with $180.1 million at December 31, 2019.
Securities held to maturity increased to $10.5 million at June 30, 2020, compared to $2.9 million at December 31, 2019. This increase was due to the purchase of agency mortgage-backed securities in the first quarter of 2020.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
June 30, 2020
U.S. government agency obligations	$35,109	$35,354
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	57,057	59,372
Corporate debt securities	19,942	20,079
Corporate asset based securities	36,542	34,822
Trust preferred securities	13,899	12,949
Totals	$162,689	$162,716
December 31, 2019
U.S. government agency obligations	$52,020	$51,805
Obligations of states and political subdivisions	281	281
Mortgage backed securities	70,806	71,331
Corporate debt securities	18,776	18,725
Corporate asset based securities	27,718	26,854
Trust preferred securities	11,167	11,123
Totals	$180,768	$180,119
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
June 30, 2020
Obligations of states and political subdivisions	$300	$301
Mortgage-backed securities	10,241	10,621
Totals	$10,541	$10,922
December 31, 2019
Obligations of states and political subdivisions	$300	$302
Mortgage-backed securities	2,551	2,655
Totals	$2,851	$2,957

The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	June 30, 2020		December 31, 2019
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$94,004	$96,147	$122,826	$123,136
AAA	13,085	12,808	4,383	4,245
AA	25,447	24,177	23,475	22,749
A	15,426	15,534	18,776	18,725
Non-rated	3,121	2,978	141	141
Total available for sale securities	$162,689	$162,716	$180,768	$180,119
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	June 30, 2020		December 31, 2019
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$10,241	$10,621	$2,551	$2,655
AA	125	125	125	126
A	—	—	—	—
Non-rated	175	176	175	176
Total	$10,541	$10,922	$2,851	$2,957
At June 30, 2020, securities with a market value of $1.4 million were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of June 30, 2020, this line of credit had a zero-outstanding balance. At June 30, 2020, the Bank has pledged mortgage-backed securities with a market value of $4.0 million and U.S. Government Agency securities with a market value of $0.6 million as collateral against municipal deposits. At June 30, 2020, the Bank also has mortgage-backed securities with a carrying value of $0.6 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $103.8 million, to $1.28 billion as of June 30, 2020, from $1.18 billion at December 31, 2019. This was due to the impact of the growth in the SBA PPP origination of $137.3 million, partially offset by the net remaining deferred origination fees of $4.7 million. This growth was partially offset by a reduction in acquired commercial loans and originated loan portfolio reductions in residential mortgage loans and indirect consumer loans of $13.0 million and $7.5 million, respectively. The following table reflects the composition, or mix of our loan portfolio at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	Amount	Amount
Real estate loans:
Commercial/agricultural real estate
Commercial real estate	$509,725	$514,459
Agricultural real estate	78,192	85,363
Multi-family real estate	103,639	87,008
Construction and land development	110,132	86,410
Residential mortgage
Residential mortgage	152,424	176,332
Purchased HELOC loans	6,861	8,407
Total real estate loans	960,973	957,979
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	109,846	133,734
Agricultural operating	37,937	37,780
Consumer installment
Originated indirect paper	32,031	39,585
Other Consumer	15,814	18,186
Total C&I/Agricultural operating and Consumer installment Loans	195,628	229,285
Gross loans before C&I SBA PPP loans	1,156,601	1,187,264
C&I SBA PPP loans	137,330	—
Gross loans	$1,293,931	$1,187,264
Unearned net deferred fees and costs and loans in process	(5,369)	(393)
Unamortized discount on acquired loans	(7,387)	(9,491)
Total loans (net of unearned income and deferred expense)	1,281,175	1,177,380
Allowance for loan losses	(13,373)	(10,320)
Total loans receivable, net	$1,267,802	$1,167,060
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

The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At June 30, 2020, the Company had identified impaired loans of $51.7 million, consisting of $13.1 million TDR loans, the carrying amount of purchased credit impaired loans of $23.4 million and $15.1 million of substandard non-TDR loans. The $51.7 million total of impaired loans includes $5.7 million of performing TDR loans. At December 31, 2019, the Company had identified impaired loans of $63.2 million, consisting of $12.6 million TDR loans, the carrying amount of purchased credit impaired loans of $32.0 million and $18.6 million of substandard non-TDR loans. The $63.2 million total of impaired loans includes $5.4 million of performing TDR loans. At June 30, 2020 and December 31, 2019, we had 343 and 389 such impaired loans, respectively, all secured by real estate or personal property. Of the impaired loans, there were 22 individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $5.2 million for which $1.1 million in specific ALL was recorded as of June 30, 2020.
The allowance for loan and lease losses increased to $13.4 million at June 30, 2020 representing 1.04% of loans receivable or 1.16% of loans receivable, less the 100% SBA guaranteed PPP loans. A significant portion of the current loan portfolio includes loans purchased through whole bank acquisitions in recent years resulting in purchase credit impairments which are not included in the allowance for loan losses. The allowance for loan and lease losses was $10.3 million at December 31, 2019, representing 0.88% of total loans. The increase in the allowance was primarily due to loan loss provisions largely associated with anticipated COVID-19 related adverse economic impact of $2.0 million. In addition, the allowance grew due to approximately $0.8 million of provision for loan growth, with the remaining growth largely due to growth in unallocated.

Allowance for Loan Losses to Loans, net of C&I SBA PPP Loans
(in thousands, except ratios)

	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019
Loans, end of period	$1,281,175	$1,180,951	$1,177,380	$1,019,957
C&I SBA PPP loans, net of deferred fees	(132,800)	—	—	—
Loans, net of C&I SBA PPP loans and deferred fees	$1,148,375	$1,180,951	$1,177,380	$1,019,957
Allowance for loan losses	$13,373	$11,835	$10,320	$8,759
ALL to loans net of C&I SBA PPP loans and deferred fees	1.16%	1.00%	0.88%	0.86%
ALL to loans, end of period	1.04%	1.00%	0.88%	0.86%
All the nine factors identified in the FFIEC’s Interagency Policy Statement on the Allowance for Loan and Lease Losses are taken into account in determining the ALL. The impact of the factors in general categories are subject to change; thus, the allocations are management’s estimate of the loan loss categories in which the probable and inherent loss has occurred as of the date of our assessment. Of the nine factors, we believe the following have the greatest impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales: (1) lending policies and procedures; (2) economic and business conditions; and (3) the value of the underlying collateral. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allocated allowance. The general component covers non-impaired loans and is based on historical loss experience adjusted for these and other qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available. These refinements could also cause increases or decreases in the ALL. In anticipation of a COVID-19-related economic slowdown, management added an additional qualitative factor in the quarters ended March 31, 2020 and June 30, 2020 and increased the ALL by $750,000 and $1.25 million, respectively, for this qualitative factor. See Provision for loan losses in the Consolidated Statements of Operations (unaudited) for further details. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.

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
•C&I/Agricultural operating loans, past due 90 days or more;
•Closed ended consumer installment loans past due 120 days or more; and
•Residential mortgage loans and open-ended consumer installment loans past due 180 days or more.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	June 30, 2020 and Six Months Then Ended	December 31, 2019 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$3,221	$5,705
Agricultural real estate	5,979	7,568
Commercial and industrial	1,306	1,850
Agricultural operating	1,496	1,702
Residential mortgage	2,666	2,063
Consumer installment	119	168
Total nonaccrual loans	$14,787	$19,056
Accruing loans past due 90 days or more	1,880	1,104
Total nonperforming loans (“NPLs”)	16,667	20,160
Other real estate owned	692	1,429
Other collateral owned	42	31
Total nonperforming assets (“NPAs”)	$17,401	$21,620
Troubled Debt Restructurings (“TDRs”)	$13,119	$12,594
Accruing TDR's	$6,127	$5,396
Nonaccrual TDRs	$6,992	$7,198
Average outstanding loan balance	$1,219,905	$1,074,952
Loans, end of period	$1,281,175	$1,177,380
Total assets, end of period	$1,607,514	$1,531,249
ALL, at beginning of period	$10,320	$7,604
Loans charged off:
Commercial/Agricultural real estate	—	(381)
C&I/Agricultural operating	(688)	—
Residential mortgage	(27)	(239)
Consumer installment	(116)	(291)
Total loans charged off	(831)	(911)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	76	3
C&I/Agricultural operating	—	1
Residential mortgage	19	5
Consumer installment	39	93
Total recoveries of loans previously charged off:	134	102
Net loans charged off (“NCOs”)	(697)	(809)
Additions to ALL via provision for loan losses charged to operations	3,750	3,525
ALL, at end of period	$13,373	$10,320
Ratios:
ALL to NCOs (annualized)	959.33%	1,275.65%
NCOs (annualized) to average loans	0.11%	0.08%
ALL to total loans	1.04%	0.88%
NPLs to total loans	1.30%	1.71%
NPAs to total assets	1.08%	1.41%

The following table shows the detail of non-performing assets by originated and acquired portfolios.

Nonperforming Originated / Acquired Assets
(in thousands, except ratios)

	June 30, 2020 and Three Months Ended	March 31, 2020 and Three Months Ended	December 31, 2019 and Three Months Ended	June 30, 2019 and Three Months Ended
Nonperforming assets:
Originated nonperforming assets:
Nonaccrual loans	$3,951	$4,017	$4,285	$4,220
Accruing loans past due 90 days or more	1,455	1,174	946	617
Total originated nonperforming loans (“NPL”)	5,406	5,191	5,231	4,837
Other real estate owned (“OREO”)	270	337	441	70
Other collateral owned	42	20	28	33
Total originated nonperforming assets (“NPAs”)	$5,718	$5,548	$5,700	$4,940
Acquired nonperforming assets:
Nonaccrual loans	$10,836	$12,073	$14,771	$9,392
Accruing loans past due 90 days or more	425	496	158	263
Total acquired nonperforming loans (“NPL”)	11,261	12,569	14,929	9,655
Other real estate owned (“OREO”)	422	1,075	988	1,284
Other collateral owned	—	—	3	—
Total acquired nonperforming assets (“NPAs”)	$11,683	$13,644	$15,920	$10,939
Total nonperforming assets (“NPAs”)	$17,401	$19,192	$21,620	$15,879
Loans, end of period	$1,281,175	$1,180,951	$1,177,380	$1,019,957
Total assets, end of period	$1,607,514	$1,505,164	$1,531,249	$1,348,420
Ratios:
Originated NPLs to total loans	0.42%	0.44%	0.44%	0.47%
Acquired NPLs to total loans	0.88%	1.06%	1.27%	0.95%
Originated NPAs to total assets	0.36%	0.37%	0.37%	0.37%
Acquired NPAs to total assets	0.73%	0.91%	1.04%	0.81%
Nonperforming assets decreased by $4.2 million to $17.4 million at June 30, 2020 from December 31, 2019, largely due to decreases in nonaccrual loans acquired in the F&M acquisition. In the quarter ended June 30, 2020, nonaccrual acquired loans of $1.7 million were returned to accrual status based on their current payment status and history, and in accordance with the Bank’s policy. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to non-performing loans.

Nonaccrual Loans Rollforward:

	Quarter Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Balance, beginning of period	$16,090	$19,056	$19,022	$13,612	$9,871
Additions	1,907	1,811	2,641	1,493	7,405
Acquired nonaccrual loans	—	—	—	5,898	—
Charge offs	(175)	(452)	(198)	(134)	(262)
Transfers to OREO	—	(1,100)	(425)	(209)	(236)
Return to accrual status	(1,702)	(120)	(14)	(53)	(149)
Payments received	(760)	(2,824)	(1,957)	(1,539)	(2,612)
Other, net	(573)	(281)	(13)	(46)	(405)
Balance, end of period	$14,787	$16,090	$19,056	$19,022	$13,612
Nonaccrual TDR loans decreased $206,000 to $7.0 million at June 30, 2020 from $7.2 million at December 31, 2019.

	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Commercial/Agricultural real estate	19	$1,885	13	$1,125	14	$1,730	14	$2,202
C&I/Agricultural operating	5	1,199	1	9	2	366	4	478
Residential mortgage	39	2,981	38	3,174	40	3,233	39	3,137
Consumer installment	8	62	8	69	7	67	11	82
Total loans	71	$6,127	60	$4,377	63	$5,396	68	$5,899
Classified assets decreased to $35.9 million at June 30, 2020, from $39.9 million at December 31, 2019 largely due to the reduction in nonperforming assets discussed above, with a modest increase in newly classified assets The table below shows a summary of the decrease in substandard loans by quarter since the first impact of the F&M acquisition on September 30, 2019 levels. While special mention loans increased in the first quarter of 2020, the growth moderated in the second quarter of 2020. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for additional information.

	(in thousands)
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Special mention loan balances	$19,958	$19,387	$10,856	$12,959
Substandard loan balances	35,911	38,393	39,892	38,527
Balances, end of period	$55,869	$57,780	$50,748	$51,486
Total impaired loans, which included trouble debt restructured loans, purchased credit impaired loans and substandard non-performing loans, was $51.7 million at June 30, 2020 compared to $63.2 million at December 31, 2019. This decrease was largely due to payoff and reduction in acquired purchased credit impaired loans due to the decrease in classified assets and certain other acquired loan decreases, largely from the F&M acquisition.
COVID-19-related portfolio concentrations and modifications - Hotels and restaurants represent our portfolio’s two industry sectors most directly and adversely affected by the COVID-19 pandemic. These sector loans totaled approximately $109 million and $42 million, respectively at June 30, 2020. The weighted-average loan-to-value percentage and debt service coverage ratio on these hotel industry sector loans was 58.5% and 1.75 times. Approximately $21 million of restaurant sector loans are to franchise quick-service restaurants.
As of June 30, 2020, the Bank had completed $197.3 million of loan modifications due to COVID-19-related borrower requests, all of which were done in the second quarter of 2020. Approximately 55% of the deferrals were full payment deferrals. The remaining 45% of deferrals require interest only payments. Hotel and restaurant industry sectors represent approximately $784 million and $25 million, respectively of the approved deferrals. While the Company has no indication that any of the modified credits are specifically impaired, additional risk and uncertainty inherent in the current COVID-19 pandemic-affected environment has been considered. See “Allowance for Loan Losses” section above for discussion of COVID-19 qualitative factor, and related provision for loan losses.
Acquired loans represent much of the reduction in non-performing loans and classified loans. The table below shows the changes in the Bank’s non-accretable differences on purchased credit impaired loans. The Bank has transferred non-accretable difference on purchased credit impaired loans to accretable loan discounts as collateral coverage improved sufficiently, due to a combination of principal paydowns and/or improving collateral positions. This transferred accretion is accreted over the remaining maturity of the loan or until payoff, whichever is shorter.
Non-accretable Differences:

	(in thousands)
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Non-accretable difference, beginning of period	$4,327	$6,290	$6,737	$3,889
Additions to non-accretable difference for acquired purchased credit impaired loans	—	—	(170)	2,898
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(196)	(1,043)	(271)	(50)
Transfers from non-accretable difference to accretable discount.	(741)	(669)	—	—
Non-accretable difference used to reduce loan principal balance	(35)	—	—	—
Non-accretable difference transferred to OREO due to loan foreclosure	—	(251)	(6)	—
Non-accretable difference, end of period	$3,355	$4,327	$6,290	$6,737
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
The fair market value of the Company’s MSR asset decreased from $4.3 million at December 31, 2019 to $3.5 million at June 30, 2020, primarily due to $41.2 million of impairment recorded on the MSR asset due to the impact of higher prepayment activity, increased amortization and $1.2 million of impairment partially offset by capitalized servicing on newly sold mortgage originations. The unpaid balances of one- to four-family residential real estate loans serviced for others as of June 30, 2020 and December 31, 2019 were $538.3 million and $524.7 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at June 30, 2020 and December 31, 2019 was 0.65% and 0.82%, respectively.
Deposits. Deposits increased $76.5 million to $1.272 billion at June 30, 2020, from $1.196 billion at December 31, 2019. Approximately $12.7 million of December 31, 2019 deposits represented draws on lines of credit by a single customer, taken on December 31, 2019, with the proceeds deposited into the customer’s money market accounts and subsequently repaid on January 2, 2020. Retail non-maturity deposits increased $35 million, and commercial non-maturity deposits increased $91 million in the three months ended June 30, 2020. Approximately $16 million of the commercial non-maturity deposits related to growth from customers who borrowed under the SBA PPP loan program and were depositors of the Bank. Approximately $3 million of the commercial non-maturity deposit growth was growth in deposit accounts from SBA PPP loan customers with no previous lending or deposit relationship with the Bank prior to the pandemic. The strong non-maturity deposit growth allowed the Company to reduce reliance on higher cost brokered and institutional deposits. This planned reduction in brokered and institutional deposits resulted in a reduction to $20 million at June 30, 2020 from $54 million at December 31, 2019. Additionally, retail certificates of deposit decreased by $11 million as the Company chose not to match higher rate local retail certificate competition.
The following is a summary of deposits by type at June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
Non-interest bearing demand deposits	$223,536	$168,157
Interest bearing demand deposits	270,116	223,102
Savings accounts	185,816	156,599
Money market accounts	242,536	246,430
Certificate accounts	350,193	401,414
Total deposits	$1,272,197	$1,195,702
Our objective is to grow deposits and build customer relationships in our core markets through our branch network, deposit product offerings, including Treasury Management, and providing excellent customer service. Management expects to continue to place emphasis on both retaining and generating additional deposits in 2020 through competitive pricing of deposit products, our established branch delivery systems and electronic banking.
Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. FHLB advances were $124.5 million as of June 30, 2020 and $131.0 million as of December 31, 2019, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to manage the Bank’s cost of funds. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of June 30, 2020 is approximately $189.2 million.
In the quarter ended June 30, 2020, the Bank’s origination of SBA PPP loans allowed the Bank to gain access to the Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“PPPLF”), whereby the Bank can pledged SBA PPP loans, by day of origination, up to the contractual maturity of the Bank’s SBA PPP loans with no collateral haircut. The Bank borrowed twice under this facility in the second quarter of 2020. Due to the strong growth in non-maturity deposits discussed above, the Bank had no outstanding borrowings under this facility at June 30, 2020. The Bank could borrow $137.3 million under this facility in 2020.
During the first quarter of 2020, the Bank added $12.5 million of 10-year maturity advances that can be called or replaced by the FHLB on a quarterly basis, beginning approximately three months from the initial advance. At June 30, 2020 and December 31, 2019, the Bank had $55 million and $42.5 million, respectively, of these 10-year, three-month callable advances.
In the first quarter of 2020, the Bank extended overnight advances with $5 million maturing in each quarter of 2023, 2024 and $5 million maturing in the first quarter of 2025. See Note 6, “Federal Home Loan Bank Advances and Other Borrowings” for more information.
At June 30, 2020, the Bank has pledged $816.7 million of loans to secure the current FHLB outstanding advances, letters of credit and to provide the unused borrowing capacity compared to $792.9 million of loans pledged at December 31, 2019.
Stockholders’ Equity. Total stockholders’ equity increased to $152.8 million at June 30, 2020 from $150.6 million at December 31, 2019, largely due to net income of $5.7 million. This increase was offset by the annual cash dividend paid to common stockholders of $2.4 million during the first quarter of 2020. Additionally, during the first quarter, the Company repurchased 156,000 shares of its common stock at a cost of $1.8 million under the Company’s stock buyback authorization. On March 20, 2020, the Company announced the Board of Directors had suspended this stock buyback authorization and on July 27, 2020, the Board of Directors terminated the stock buyback authorization, which was previously scheduled to expire on September 30, 2020. Book value per share increased to $13.70 at June 30, 2020, from $13.36 per share at December 31, 2019. Tangible book value per share (non-GAAP) was $10.31 at June 30, 2020, compared to $9.89 December 31, 2019. Tangible book value (non-GAAP) is calculated as total stockholders’ equity less goodwill and intangible assets divided by common shares outstanding. As of June 30, 2020 and December 31, 2019, (1) stockholders’ equity was $152.8 million and $150.6 million, respectively, (2) goodwill was $31.5 million for both periods, (3) intangible assets were $6.3 million and $7.6 million, respectively and (4) common shares outstanding were 11,150,695 and 11,266,954, respectively. Tangible book value per share is a non-GAAP financial measure that management believes enhances investors’ ability to better understand the Company’s financial position.
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; short-term investments; and borrowings. We use our sources of funds primarily to meet ongoing commitments, to pay non-renewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At June 30, 2020, our on-balance sheet liquidity ratio was 12.2%. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank’s control, including general interest rates, economic conditions and competition. Although $227.5 million of our $350.2 million (65%) CD portfolio as of June 30, 2020 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and correspondent banks We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of June 30, 2020, we had approximately $189.2 million available under this arrangement, supported by loan collateral, as compared to $203.9 million at December 31, 2019. In the quarter ended June 30, 2020, the Bank’s origination of SBA PPP loans allowed the Bank to gain access to the Federal Reserve’s PPPLF facility, whereby the Bank can pledge SBA PPP loans, by day of origination, up to the contractual maturity of the Bank’s SBA PPP loans with no collateral haircut. The Bank borrowed twice under this facility in the second quarter of 2020. Due to the strong growth in non-maturity deposits discussed above, the Bank had no outstanding borrowing under this facility at June 30, 2020. The Bank could borrow $137.3 million under this facility in 2020.
We maintain a line of credit with the Federal Reserve Bank which has a $1.2 million capacity, based on our current pledged collateral position. Additionally, we have $25.0 million of uncommitted federal funds purchased lines of credit, as well as a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
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
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2020, the Company had $213.9 million in unused commitments, compared to $246.7 million in unused commitments as of December 31, 2019.
Capital Resources. As of June 30, 2020, as shown in the table below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for both the Bank and at the Company level.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2020 (Unaudited)
Total capital (to risk weighted assets)	$166,781	14.0%	$95,059	> =	8.0%	$118,824	> =	10.0%
Tier 1 capital (to risk weighted assets)	153,408	12.9%	71,295	> =	6.0%	95,059	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	153,408	12.9%	53,471	> =	4.5%	77,236	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	153,408	9.9%	61,942	> =	4.0%	77,427	> =	5.0%
As of December 31, 2019 (Audited)
Total capital (to risk weighted assets)	$160,302	13.1%	$98,174	> =	8.0%	$122,718	> =	10.0%
Tier 1 capital (to risk weighted assets)	149,982	12.2%	73,631	> =	6.0%	98,174	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	149,982	12.2%	55,223	> =	4.5%	79,767	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	149,982	10.4%	57,834	> =	4.0%	72,293	> =	5.0%

At June 30, 2020, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2020 (Unaudited)
Total capital (to risk weighted assets)	$143,353	12.1%	$95,059	> =	8.0%	$118,824	> =	10.0%
Tier 1 capital (to risk weighted assets)	114,980	9.7%	71,295	> =	6.0%	95,059	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	114,980	9.7%	53,471	> =	4.5%	77,236	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	114,980	7.4%	61,942	> =	4.0%	77,427	> =	5.0%
As of December 31, 2019 (Audited)
Total capital (to risk weighted assets)	$137,259	11.2%	$98,174	> =	8.0%	$122,718	> =	10.0%
Tier 1 capital (to risk weighted assets)	111,939	9.1%	73,631	> =	6.0%	998,174	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	111,939	9.1%	55,223	> =	4.5%	79,767	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	111,939	7.7%	57,834	> =	4.0%	72,293	> =	5.0%
At June 30, 2020, the Company was categorized as “Well Capitalized” under Prompt Corrective Action Provisions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term secured commercial, agricultural and consumer loan maturities;

•	originating variable rate commercial and agricultural loans;

•	managing our exposure to changes in interest rates, including, but not limited to the sale of longer-term fixed-rate residential loans in the secondary market with retained servicing;

•	originating balloon mortgage loans with a term of five years or less to minimize the impact of sudden rate changes;

•	managing our funding needs by utilizing core deposits, brokered certificates of deposits and borrowings as appropriate to extend terms and lock in fixed interest rates;

•	reducing non-interest expense and managing our efficiency ratio by implementing technologies to enhance customer service and increase employee productivity; and

•	realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure to focus resources on our most productive markets.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.
The following table sets forth, at June 30, 2020 and December 31, 2019 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of June 30, 2020 and December 31, 2019, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2020	At December 31, 2019

+300 bp	6%	1%
+200 bp	5%	2%
+100 bp	2%	1%
-100 bp	11%	(2)%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at June 30, 2020 and December 31, 2019.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2020	At December 31, 2019

+300 bp	1%	(5)%
+200 bp	1%	(4)%
+100 bp	1%	(2)%
-100 bp	(1)%	1%

(1)	Assumes an immediate and parallel shift in the yield curve at all maturities.
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2020, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at reaching a level of reasonable assurance.

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
The Company is providing the disclosure below and supplementing the risk factors described in “Risk Factors” in Item 1A of our 2019 10-K and Item 1A of our Form 10-Q for the quarter ended March 31, 2020 with the risk factors set forth below. The information in this Form 10-Q should be read in conjunction with the risk factors described on our 2019 10-K and the information under “Forward-Looking Statements” in this Form 10-Q and in our 2019 10-K.
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
We are subject to lending risk. There are inherent risks associated with our lending activities. These risks include the impact of changes in interest rates and changes in the economic conditions in the markets we serve, as well as those across the United States. An increase in interest rates or weakening economic conditions (such as high levels of unemployment), including weakening economic conditions as a result of the COVID-19 pandemic, has and could further adversely impact the ability of borrowers to repay outstanding loans, or could substantially weaken the value of collateral securing those loans. As of June 30, the Bank had completed $197.3 million of loan modifications due to COVID-19-related borrower requests, all of which were done in the second quarter of 2020. See “Allowance for Loan Losses” for discussion of COVID-19 qualitative factors, and related provision for loan losses. Downward pressure on real estate values could increase the potential for problem loans and thus have a direct impact on our consolidated results of operations. See also “The COVID-19 pandemic could have an adverse impact on our financial condition and our results of operations and other aspects of our business.”
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
We have begun to participate as an approved lender pursuant to the Paycheck Protection Program, which was established under the congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The Paycheck Protection Program is a $349 billion loan program, which gives small businesses and self-employed individuals guaranteed loans and loan forgiveness to stay in business during the COVID-19 pandemic, subject to certain requirements. These first come, first-served loans are available until June 30, 2020, or until the funds are depleted. All banks are allowed to participate in the Paycheck Protection Program, provided they obtain approval from the SBA. As an SBA-approved lender, we have secured more than $137 million in authorized funding for our customers under the Paycheck Protection Program. While we anticipate that our participation in the Paycheck Protection Program will have a positive impact on our financial condition, we cannot predict the extent of the loans we will be able to secure for our customers or the extent of the impact on our business. As a result of factors including the fact that the Paycheck Protection Program is a new program that was created urgently in response to the COVID-19 outbreak, lenders and customers have experienced, and may experience further, challenges in the application process and administration.
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
On October 24, 2019, the Board of Directors approved a stock repurchase program. Under this program the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of October 24, 2019, or 563,504 shares, from time to time through October 1, 2020. From February 3, 2020 through March 6, 2020, the Company repurchased 155,666 shares at an average price of $11.75, for a total investment of $1.84 million, in accordance with Rule 10b5-1 of the Securities and Exchange commission. On March 20, 2020, the Company’s Board of Directors suspended the stock repurchase plan in response to the COVID-19 pandemic until further notice. On July 27, 2020, the Board of Directors of the Company terminated the stock buyback authorization, which was previously scheduled to expire on September 30, 2020.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
(a) Exhibits

3.1
Amendment to the Bylaws of Citizens Community Bancorp, Inc. dated April 23, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 28, 2020 (File No. 001-33003)).

10.1
Addendum No. 1 to the Second Amended and Restated Executive Employment Agreement with Stephen Bianchi, dated April 23, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 28, 2020 (File No. 001-33003)).

10.2
Addendum No. 1 to the Amended and Restated Executive Employment Agreement with James Broucek, dated April 23, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 28, 2020 (File No. 001-33003)).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

CITIZENS COMMUNITY BANCORP, INC.

Date: August 6, 2020	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: August 6, 2020	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer