Form 10-Q
period 2020-09-30
Citizens Community Bancorp Inc.
filed 2020-11-06
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At November 6, 2020 there were 11,154,563 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
September 30, 2020
INDEX

		Page Number
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	5
	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2020 and 2019	6
	Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2020 and 2019	7
	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2020 and the year ended December 31, 2019	8
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019	10
	Condensed Notes to Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	71
Item 4.	Controls and Procedures	73
Part II – OTHER INFORMATION		73
Item 1.	Legal Proceedings	73
Item 1A.	Risk Factors	74
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 3.	Defaults Upon Senior Securities	75
Item 4.	Mine Safety Disclosures	75
Item 5.	Other Information	75
Item 6.	Exhibits	76
SIGNATURES		77

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2020 (unaudited) and December 31, 2019
(derived from audited financial statements)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$115,474	$55,840
Other interest-bearing deposits	3,752	4,744
Securities available for sale "AFS"	150,908	180,119
Securities held to maturity "HTM"	16,927	2,851
Equity securities with readily determinable fair value	187	246
Other investments	15,075	15,005
Loans receivable	1,230,139	1,177,380
Allowance for loan losses	(14,836)	(10,320)
Loans receivable, net	1,215,303	1,167,060
Loans held for sale	4,938	5,893
Mortgage servicing rights	3,498	4,282
Office properties and equipment, net	21,607	21,106
Accrued interest receivable	5,829	4,738
Intangible assets	5,893	7,587
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	812	1,460
Bank owned life insurance ("BOLI")	23,514	23,063
Other assets	7,378	5,757
TOTAL ASSETS	$1,622,593	$1,531,249

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,270,778	$1,195,702
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances	124,491	130,971
Other borrowings	58,297	43,560
Other liabilities	11,704	10,463
Total liabilities	1,465,270	1,380,696

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 11,154,645 and 11,266,954 shares issued and outstanding, respectively	112	113
Additional paid-in capital	127,778	128,856
Retained earnings	29,239	22,517
Unearned deferred compensation	(710)	(462)
Accumulated other comprehensive income (loss)	904	(471)
Total stockholders’ equity	157,323	150,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,622,593	$1,531,249
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2020 and 2019
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest and dividend income:
Interest and fees on loans	$14,154	$14,646	$44,300	$40,036
Interest on investments	1,064	1,577	3,712	4,241
Total interest and dividend income	15,218	16,223	48,012	44,277
Interest expense:
Interest on deposits	2,255	3,371	8,042	8,890
Interest on FHLB and FRB borrowed funds	430	639	1,386	2,213
Interest on other borrowed funds	624	620	1,701	1,436
Total interest expense	3,309	4,630	11,129	12,539
Net interest income before provision for loan losses	11,909	11,593	36,883	31,738
Provision for loan losses	1,500	575	5,250	2,125
Net interest income after provision for loan losses	10,409	11,018	31,633	29,613
Non-interest income:
Service charges on deposit accounts	431	625	1,336	1,756
Interchange income	556	476	1,509	1,267
Loan servicing income	1,144	714	3,144	1,902
Gain on sale of loans	1,987	679	4,585	1,560
Loan fees and service charges	320	471	1,041	860
Insurance commission income	—	197	474	573
Net gains (losses) on investment securities	(1)	96	97	151
Net gain (loss) on sale of branch	—	—	—	2,295
Net gain (loss) on sale of acquired business lines	180	—	432	—
Settlement proceeds	—	—	131	—
Other	445	363	929	827
Total non-interest income	5,062	3,621	13,678	11,191
Non-interest expense:
Compensation and related benefits	5,538	5,295	16,881	14,605
Occupancy	993	905	2,898	2,725
Office	532	599	1,650	1,649
Data processing	1,145	1,092	3,165	2,953
Amortization of intangible assets	399	412	1,223	1,085
Mortgage servicing rights expense	603	325	2,330	822
Advertising, marketing and public relations	260	315	802	974
FDIC premium assessment	188	78	436	318
Professional services	434	561	1,391	1,961
Gain on repossessed assets, net	(105)	(16)	(195)	(143)
Other	737	3,409	2,266	5,309
Total non-interest expense	10,724	12,975	32,847	32,258
Income before provision for income tax	4,747	1,664	12,464	8,546
Provision for income taxes	1,267	430	3,309	2,252
Net income attributable to common stockholders	$3,480	$1,234	$9,155	$6,294
Per share information:
Basic earnings	$0.31	$0.11	$0.82	$0.57
Diluted earnings	$0.31	$0.11	$0.82	$0.57
Cash dividends paid	$—	$—	$0.21	$0.20
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Nine months ended September 30, 2020 and 2019
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income attributable to common stockholders	$3,480	$1,234	$9,155	$6,294
Other comprehensive income, net of tax:
Securities available for sale
Net unrealized gains arising during period	885	319	1,488	2,177
Reclassification adjustment for net gains included in net income	—	—	(113)	(19)
Other comprehensive income	885	319	1,375	2,158
Comprehensive income	$4,365	$1,553	$10,530	$8,452
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2020
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2020	11,266,954	$113	$128,856	$22,517	$(462)	$(471)	$150,553
Net income	—	—	—	2,606	—	—	2,606
Other comprehensive income, net of tax	—	—	—	—	—	(1,138)	(1,138)
Surrender of restricted shares of common stock	(1,746)	—	(21)	—	—	—	(21)
Common stock awarded under the equity incentive plan	41,507	—	669	—	(669)	—	—
Common stock fractional share audit adjustment	(40)	—	—	—	—	—	—
Common stock repurchased	(155,666)	(1)	(1,776)	(61)	—	—	(1,838)
Stock option expense	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	—	139	—	139
Cash dividends ($0.21 per share)	—	—	—	(2,372)	—	—	(2,372)
Balance at March 31, 2020	11,151,009	112	127,732	22,690	(992)	(1,609)	147,933
Net income	—	—	—	3,069	—	—	3,069
Other comprehensive income, net of tax	—	—	—	—	—	1,628	1,628
Surrender of restricted shares of common stock	(314)	—	(2)	—	—	—	(2)
Stock option expense	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	—	158	—	158
Balance at June 30, 2020	11,150,695	112	127,734	25,759	(834)	19	152,790
Net income	—	—	—	3,480	—	—	3,480
Other comprehensive income, net of tax	—	—	—	—	—	885	885
Surrender of restricted shares of common stock	(50)	—		—	—	—	—
Common stock awarded under the equity incentive plan	4,000	—	41	—	(41)	—	—
Stock option expense	—	—	3	—	—	—	3
Amortization of restricted stock	—	—	—	—	165	—	165
Balance, September 30, 2020	11,154,645	$112	$127,778	$29,239	$(710)	$904	$157,323
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

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2020 and 2019
(in thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income attributable to common stockholders	$9,155	$6,294
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization, net of discount accretion on investment securities	156	762
Depreciation expense	1,436	1,110
Provision for loan losses	5,250	2,125
Net realized loss (gain) on equity securities	59	(125)
Net realized gain on debt securities	(156)	(26)
Increase in MSR assets resulting from transfers of financial assets	(1,546)	(581)
Mortgage servicing rights expense	2,330	822
Amortization of intangible assets	1,223	1,085
Amortization of restricted stock	462	370
Net stock based compensation expense	11	14
Loss (gain) on sale of office properties and equipment	30	(32)
Deferred income taxes	(1,299)	—
Increase in cash surrender value of life insurance	(451)	(384)
Net (gain) loss from disposals of foreclosed and repossessed assets	(195)	(143)
Gain on sale of loans held for sale, net	(4,585)	(1,560)
Net change in loans held for sale	5,540	225
Decrease in accrued interest receivable and other assets	(1,934)	3,009
Increase (decrease) in other liabilities	836	(6,482)
Net gain on sale of insurance agency	(252)	—
Total adjustments	6,915	189
Net cash provided by operating activities	16,070	6,483
Cash flows from investing activities:
Net decrease in other interest-bearing deposits	992	3,207
Purchase of available for sale securities	(20,956)	(23,457)
Purchase of held to maturity securities	(15,147)	—
Proceeds from principal payments and sale of available for sale securities	52,083	26,370
Proceeds from principal payments and maturities of held to maturity securities	1,051	1,185
Net sales of other investments	(70)	1,084
Proceeds from sale of foreclosed and repossessed assets	2,098	2,238
Net increase in loans	(54,748)	(6,710)
Net capital expenditures	(1,975)	(6,149)
Net cash (disbursed) acquired in business combinations	—	(8,137)
Proceeds from disposal of office properties and equipment	8	300
Net proceeds from sale of insurance agency	1,128	—
Net cash used in investing activities	(35,536)	(10,069)

Cash flows from financing activities:
Net (decrease) increase in short-term Federal Home Loan Bank advances	(40,980)	(16,469)
Long-term Federal Home Loan Bank advances	66,500	—
Long-term Federal Home Loan Bank maturities	(32,000)	—
Amortization of debt issuance costs	60	—
Proceeds from other borrowings, net of origination costs	14,677	—
Proceeds from other borrowings to fund business combination, net of origination costs	—	29,889
Principal payment reduction to other borrowings	—	(10,000)
Net increase in deposits	75,076	5,601
Common stock issued in F&M acquisition less capitalized equity costs	—	3,105
Repurchase shares of common stock	(1,838)	—
Surrender of restricted shares of common stock	(23)	(47)
Common stock options exercised	—	203
Cash dividends paid	(2,372)	(2,198)
Net cash provided by financing activities	79,100	10,084
Net (decrease) increase in cash and cash equivalents	59,634	6,498
Cash and cash equivalents at beginning of period	55,840	45,778
Cash and cash equivalents at end of period	$115,474	$52,276

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$8,066	$8,775
Interest on borrowings	$2,999	$3,966
Income taxes	$4,820	$3,847
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$1,057	$898
Fair value of assets acquired, net of cash and cash equivalents	$—	$177,494
Fair value of liabilities assumed, net of cash and cash equivalents	$—	$169,724

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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the September 30, 2020 balance sheet date and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020; the matters described in “Risk Factors” in Item 1A of our Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and in Item 1A of this Form 10-Q; external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuer is assessed. Significant inputs used to measure the amount of other-than-temporary impairment related to credit loss include, but are not limited to: the Company’s intent and ability to sell the debt security prior to recovery, that it is more likely than not that the Company will not sell the security prior to recovery, default and delinquency rates of the underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value of available for sale securities that are considered temporary are recorded in other comprehensive income or loss as separate components of stockholders’ equity, net of tax. If the unrealized loss of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company’s consolidated statement of operations. Non-credit components of the unrealized losses on available for sale securities will continue to be recognized in other comprehensive income (loss), net of tax.
Equity securities with readily determinable fair value - The Company is required to maintain an investment in Federal Agricultural Mortgage Corporation (“Farmer Mac”) equity securities. Farmer Mac equity securities are carried at their fair market value, which is readily determinable. Changes in fair value are recognized as net gains (losses) on investment securities in the consolidated Statement of Operations.
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
Also included in other investments is stock of our correspondent bank, Bankers’ Bank, without readily determinable fair value. This stock is carried at cost plus or minus changes resulting from observable price changes in orderly transactions for this stock, less other-than-temporary impairment charges, if any.
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $15,075 at September 30, 2020 consisted of $8,231 of FHLB stock, $5,169 of Federal Reserve Bank stock and $1,675 of Bankers’ Bank stock. Other investments totaling $15,005 at December 31, 2019 consisted of $8,196 of FHLB stock and $5,162 of Federal Reserve Bank stock and $1,647 of Bankers’ Bank stock.
Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of: deferred loan fees and costs, accretable yield on acquired loans and non-accretable discount on purchased credit impaired loans. Interest income is accrued on the unpaid principal balance of these loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Late charge fees are recognized into income when collected.
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
Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account current with the contractual term of the loan and a six month payment history has been established. Interest on accruing troubled debt restructured (“TDR”) loans is recognized as income as it accrues, based on the revised terms of the loan over an established period of continued payment.
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
A loan is impaired when full payment under the loan’s contractual terms is not expected. Impaired loans consist of all TDRs, as well as individual loans not considered a TDR, that are either (1) rated substandard or worse, (2) on nonaccrual status or (3) PCI loans which were deemed impaired at the time of acquisition. Substandard loans, as defined by the OCC, our primary banking regulator, are loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. All TDRs are individually evaluated for impairment. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for more information on what we consider to be a TDR. For TDR’s or substandard loans deemed to be impaired, a specific ALL allocation may be established so that the loan is reported, net, at the lower of (a) its outstanding principal balance; (b) the present value of the loan’s estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if repayment is expected solely from the underlying collateral of the loan. For TDRs less than 90+ days past due, and certain substandard loans that are less than 90+ days delinquent, the likelihood of the loan migrating to over 90 days past due is also taken into account when determining the specific ALL allocation for these particular loans. Large groups of smaller balance homogeneous loans, such as non-TDR commercial, consumer and residential real estate loans, are collectively evaluated for ALL purposes, and accordingly, are not separately identified for ALL disclosures.
Acquired Loans— Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for loan losses. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that no longer are expected to be received). Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including: the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.
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
Loans acquired with deteriorated credit quality are accounted for in accordance with Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, the Company considers several factors as indicators that an acquired loan has evidence of deterioration in credit quality. These factors include, but are not limited to: loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as non-accrual by the acquired institution, and loans that have been previously modified in a troubled debt restructuring.

Under the ASC 310-30 model, the excess of cash flows expected to be collected at acquisition over recorded fair value is referred to as the accretable yield and is the interest component of expected cash flow. The accretable discount is recognized into income over the remaining life of the loan if the timing and/or amount of cash flows expected to be collected can be reasonably estimated (the accretion method). If the timing or amount of cash flows expected to be collected cannot be reasonably estimated, the cost recovery method of income recognition is used. The difference between the loan’s total scheduled principal and interest payments over all cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the non-accretable difference. The non-accretable difference represents contractually required principal and interest payments which the Company does not expect to collect.
Over the life of the loan, management continues to estimate cash flows expected to be collected. Decreases in expected cash flows are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable discount to be subsequently recognized in interest income on a prospective basis over the loan’s remaining life.
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
For all acquired loans, the outstanding loan balances less any related accretable discount and/or non-accretable difference is referred to as the loans’ carrying amount.
Loans Held for Sale — Loans held for sale are those loans the Company has the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or fair value. Gains and losses on sales of loans are recognized at settlement dates, and are determined by the difference between the sales proceeds and the carrying value of the loans after allocating costs to servicing rights retained. Such gains and losses are included in non-interest income in the consolidated statements of operations. All sales are made without recourse. Interest rate lock commitments on mortgage loans to be funded and sold are valued at fair value, and are included in other assets or liabilities, if material.
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
The valuation of MSRs and related amortization, included in amortization of mortgage servicing rights in the consolidated statements of operations, thereon are based on numerous factors, assumptions and judgments, such as those for: changes in the mix of loans, interest rates, prepayment speeds, and default rates. Changes in these factors, assumptions and judgments may have a material effect on the valuation and amortization of MSRs. Although management believes that the assumptions used to evaluate the MSRs for impairment are reasonable, future adjustment may be necessary, if future economic conditions differ substantially from the economic assumptions used to determine the value of MSRs.
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
Goodwill and other intangible assets-The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.”  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The Company has one reporting unit as of December 31, 2019 which is related to its banking activities. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2019. The Company performed a goodwill impairment analysis as of September 30, 2020, due to triggering events being identified, and determined that goodwill was not impaired.
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
Revenue Recognition - The Company recognizes revenue in the consolidated statements of operations as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes fees from deposit accounts, ATM and debit card fees, mortgage banking activities, and other miscellaneous services and transactions. Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later.  The Company also receives contingent commissions from insurance companies which are based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the

Company.  Contingent commissions from insurance companies are recognized when determinable. Commission revenue is included in other non-interest income in the consolidated statement of operations.
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
Recent Accounting Pronouncements—The Financial Accounting Standards Board (FASB) issues Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification (ASC). This section provides a summary description of recent ASUs that have potentially significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.
Recent Accounting Pronouncements—Adopted

ASU 2014-09; Revenue from Contracts with Customers (Topic 606)—Under the ASU, as modified by subsequent ASUs, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Company’s interest income and certain non-interest income items were not impacted by the adoption of this ASU because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP. The Company’s largest sources of non-interest revenue which are subject to the guidance include fees and service charges on loan and deposit accounts and interchange revenue from debit card transactions. ASU 2014-09, as amended, became effective for the Company’s annual and interim periods beginning in the first quarter 2019. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as the change in the timing and pattern of the Company’s revenue recognition related to scoped-in non-interest income recognized under the newly issued ASU is consistent with the current applicable accounting guidance. The Company has made all required additional disclosures related to non-interest income in the consolidated financial statements, primarily in Revenue Recognition policy included herein in Note 1.

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

The Company leased (1) 9 branch locations, (2) its corporate offices (3) 1 production office and (4) office equipment under operating leases that resulted in the recognition of right-of-use assets and corresponding lease liabilities of approximately $5,000 on the consolidated balance sheet under Topic 842. Adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations. Management adopted the guidance on January 1, 2019, and elected certain practical expedients offered by the FASB, including foregoing the restatement of comparative periods upon adoption. Management also excluded short-term leases from the recognition of right-of-use asset and lease liabilities. Additionally, the Company elected the transition relief allowed by FASB in foregoing reassessment of the following: whether any existing contracts were or contained leases, the classification of existing leases, and the determination of initial direct costs for existing leases. As of September 30, 2020, the Company leases (1) 6 branch locations, (2) its corporate offices (3) 1 production office and (4) office equipment under operating leases. See Note 5 for additional detail.

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
ASU 2018-13, Fair Value Measurement (Topic 820)—The ASU modifies disclosure requirements on fair value measurements. This ASU removes requirements to disclose, (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and (2) the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that, disclosure regarding measurement uncertainty, is intended to communicate information about the uncertainty in measurement, as of the reporting date. ASU 2018-13 adds certain disclosure requirements, including (1) disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this ASU, in the first quarter of 2020. The amendments on (1) changes in unrealized gains and losses, (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and (3) the narrative description of measurement uncertainty, are being applied prospectively. All other amendments have been applied retrospectively for all periods presented. Adoption of this ASU had no material impact on its consolidated financial position or results of operations.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)—The ASU was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract, with similar costs to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. This guidance became effective for the Company beginning in the first quarter of 2020. Adoption of this ASU had no material impact on its consolidated financial statements.

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
Recently Issued, But Not Yet Effective Accounting Pronouncements
ASU 2016-13; Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments--The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. In November 2019, the FASB issued ASU 2019-10, extending the effective date to fiscal years beginning after December 15, 2022, which is the Company’s fiscal year ending December 31, 2023. Earlier adoption is permitted; however, the Company does not currently plan to adopt the ASU early. Management is assessing alternative loss estimation methodologies and the Company’s data and system needs in order to evaluate the impact that adoption of this standard will have on the Company’s financial condition and results of operations. The Company anticipates recording the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which will be January 1, 2023.

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of September 30, 2020 and December 31, 2019, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
U.S. government agency obligations	$34,059	$391	$71	$34,379
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	49,870	1,888	—	51,758
Corporate debt securities	15,211	277	124	15,364
Corporate asset-based securities	36,443	38	938	35,543
Trust preferred securities	13,938	69	283	13,724
Total available for sale securities	$149,661	$2,663	$1,416	$150,908

December 31, 2019
U.S. government agency obligations	$52,020	$132	$347	$51,805
Obligations of states and political subdivisions	281	—	—	281
Mortgage-backed securities	70,806	635	110	71,331
Corporate debt securities	18,776	66	117	18,725
Corporate asset-based securities	27,718	—	864	26,854
Trust preferred securities	11,167	35	79	11,123
Total available for sale securities	$180,768	$868	$1,517	$180,119

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
Obligations of states and political subdivisions	$300	$—	$—	$300
Mortgage-backed securities	16,627	306	—	16,933
Total held to maturity securities	$16,927	$306	$—	$17,233

December 31, 2019
Obligations of states and political subdivisions	$300	$2	$—	$302
Mortgage-backed securities	2,551	104	—	2,655
Total held to maturity securities	$2,851	$106	$—	$2,957
As of September 30, 2020, the Bank has pledged U.S. Government Agency securities with a carrying value of $595 and mortgage-backed securities with a carrying value of $3,855 as collateral against specific municipal deposits. At September 30, 2020, the Bank has pledged mortgage-backed securities with a carrying value of $1,299 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of September 30, 2020, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2020, the Bank also has mortgage-backed securities with a carrying value of $530 pledged as collateral to the Federal Home Loan Bank of Des Moines.

The estimated fair value of securities at September 30, 2020 and December 31, 2019, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	September 30, 2020		December 31, 2019
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$141	$141
Due after one year through five years	3,850	4,064	5,900	5,959
Due after five years through ten years	39,417	39,461	43,269	43,180
Due after ten years	56,524	55,625	60,652	59,508
Total securities with contractual maturities	$99,791	$99,150	$109,962	$108,788
Mortgage backed securities	49,870	51,758	70,806	71,331
Securities without contractual maturities	—	—	—	—
Total available for sale securities	$149,661	$150,908	$180,768	$180,119

	September 30, 2020		December 31, 2019
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$300	$300	$300	$302
Total securities with contractual maturities	300	300	300	302
Mortgage backed securities	16,627	16,933	2,551	2,655
Total held to maturity securities	$16,927	$17,233	$2,851	$2,957

Securities with unrealized losses at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2020
U.S. government agency obligations	$9,596	$24	$5,364	$47	$14,960	$71
Corporate debt securities	2,009	17	1,393	107	3,402	124
Corporate asset-based securities	—	—	33,603	938	33,603	938
Trust preferred securities	10,963	283	—	—	10,963	283
Total	$22,568	$324	$40,360	$1,092	$62,928	$1,416
December 31, 2019
U.S. government agency obligations	$14,593	$156	$10,540	$191	$25,133	$347
Mortgage backed securities	22,537	62	5,883	48	28,420	110
Corporate debt securities	7,001	15	1,398	102	8,399	117
Corporate asset-based securities	8,683	285	18,171	579	26,854	864
Trust preferred securities	7,420	79	—	—	7,420	79
Total	$60,234	$597	$35,992	$920	$96,226	$1,517
There were no held to maturity securities in a net loss position at either September 30, 2020 or December 31, 2019.

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

As of September 30, 2020, the Company does not consider its AFS securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration; thus, no other-than-temporary impairment on AFS securities was recorded. There were no other-than-temporary impairments charged to earnings during the three or nine months ended September 30, 2020 or the three or nine months ended September 30, 2019.

During the three and nine months ended September 30, 2020, the Bank sold approximately $0 and $10,700 of fixed-rate mortgage-backed certificates with a realized gain of $0 and $156, respectively, which is included in net gains on investment securities in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2019, the Bank sold approximately $7,950 of fixed rate securities with a realized gain of $26, which is included in net gains on investment securities in the Consolidated Statements of Operations.

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
Commercial and industrial (“C&I”) loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. Agricultural operating loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines. Operating lines are typically written for one year and secured by the crop and other farm assets or other business assets, as considered necessary. Agricultural loans carry significant credit risks as they may involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. Farming operations may be affected by adverse weather conditions such as drought, hail or floods that can severely limit crop yields.
Residential mortgage loans are collateralized by primary and secondary positions on real estate and are underwritten primarily based on borrower’s documented income, credit scores, and collateral values. Under consumer home equity loan guidelines, the borrower will be approved for a loan based on a percentage of their home’s appraised value less the balance owed on the existing first mortgage. Credit risk is minimized within the residential mortgage portfolio due to relatively small loan account balances spread across many individual borrowers. Management evaluates trends in past due loans and current economic factors such as the housing price index on a regular basis.
Consumer installment loans are comprised of originated indirect paper loans secured primarily by boats and recreational vehicles and other consumer loans secured primarily by automobiles and other personal assets. The Bank ceased new originations of indirect paper loans in early fiscal 2017. Consumer loan underwriting terms often depend on the collateral type, debt to income ratio and the borrower’s creditworthiness as evidenced by their credit score. In the event of a consumer installment loan default, collateral value alone may not provide an adequate source of repayment of the outstanding loan balance. This shortage is a result of the greater likelihood of damage, loss and depreciation for consumer based collateral.

Credit Quality/Risk Ratings:
    Management utilizes a numeric risk rating system to identify and quantify the Bank’s risk of loss within its loan portfolio. Ratings are initially assigned prior to funding the loan, and may be changed at any time as circumstances warrant.
Ratings range from the highest to lowest quality based on factors that include measurements of ability to pay, collateral type and value, borrower stability and management experience. The Bank’s loan portfolio ratings are presented below in accordance with the risk rating framework that has been commonly adopted by the federal banking agencies. The definitions of the various risk rating categories are as follows:
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

Below is a summary of originated and acquired loans by type and risk rating as of September 30, 2020:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$318,915	$1,947	$1,166	$—	$—	$322,028
Agricultural real estate	30,807	454	1,269	—	—	32,530
Multi-family real estate	100,148	—	—	—	—	100,148
Construction and land development	77,514	—	3,478	—	—	80,992
C&I/Agricultural operating:
Commercial and industrial	75,338	802	3,819	—	—	79,959
C&I SBA PPP loans	139,166	—	—	—	—	139,166
Agricultural operating	23,040	28	1,256	—	—	24,324
Residential mortgage:
Residential mortgage	85,922	7	4,171	—	—	90,100
Purchased HELOC loans	6,220	—	327	—	—	6,547
Consumer installment:
Originated indirect paper	28,312	—	223	—	—	28,535
Other consumer	13,135	—	86	—	—	13,221
Total originated loans	$898,517	$3,238	$15,795	$—	$—	$917,550
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$168,360	$4,237	$6,048	$—	$—	$178,645
Agricultural real estate	33,765	—	6,848	—	—	40,613
Multi-family real estate	9,372	—	148	—	—	9,520
Construction and land development	8,264	—	82	—	—	8,346
C&I/Agricultural operating:
Commercial and industrial	23,572	59	782	—	—	24,413
Agricultural operating	8,688	—	946	—	—	9,634
Residential mortgage:
Residential mortgage	49,243	243	2,268	—	—	51,754
Consumer installment:
Other consumer	1,404	—	5	—	—	1,409
Total acquired loans	$302,668	$4,539	$17,127	$—	$—	$324,334
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$487,275	$6,184	$7,214	$—	$—	$500,673
Agricultural real estate	64,572	454	8,117	—	—	73,143
Multi-family real estate	109,520	—	148	—	—	109,668
Construction and land development	85,778	—	3,560	—	—	89,338
Commercial/Agricultural non-real estate:
Commercial and industrial	98,910	861	4,601	—	—	104,372
C&I SBA PPP loans	139,166	—	—	—	—	139,166
Agricultural operating	31,728	28	2,202	—	—	33,958
Residential mortgage:
Residential mortgage	135,165	250	6,439	—	—	141,854
Purchased HELOC loans	6,220	—	327	—	—	6,547
Consumer installment:
Originated indirect paper	28,312	—	223	—	—	28,535
Other Consumer	14,539	—	91	—	—	14,630
Gross loans	$1,201,185	$7,777	$32,922	$—	$—	$1,241,884
Less:
Unearned net deferred fees and costs and loans in process						(5,033)
Unamortized discount on acquired loans						(6,712)
Allowance for loan losses						(14,836)
Loans receivable, net						$1,215,303

Below is a summary of originated loans by type and risk rating as of December 31, 2019:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$301,381	$266	$899	$—	$—	$302,546
Agricultural real estate	31,129	829	2,068	—	—	34,026
Multi-family real estate	71,877	—	—	—	—	71,877
Construction and land development	67,989	—	3,478	—	—	71,467
C&I/Agricultural operating:
Commercial and industrial	85,248	1,023	3,459	—	—	89,730
Agricultural operating	19,545	402	770	—	—	20,717
Residential mortgage:
Residential mortgage	104,428	—	4,191	—	—	108,619
Purchased HELOC loans	8,407	—	—	—	—	8,407
Consumer installment:			—
Originated indirect paper	39,339	—	246	—	—	39,585
Other Consumer	15,425	—	121	—	—	15,546
Total originated loans	$744,768	$2,520	$15,232	$—	$—	$762,520
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$196,692	$6,084	$9,137	$—	$—	$211,913
Agricultural real estate	42,381	534	8,422	—	—	51,337
Multi-family real estate	13,533	—	1,598	—	—	15,131
Construction and land development	14,181	—	762	—	—	14,943
C&I/Agricultural operating:
Commercial and industrial	41,587	932	1,485	—	—	44,004
Agricultural operating	15,621	350	1,092	—	—	17,063
Residential mortgage:
Residential mortgage	65,125	436	2,152	—	—	67,713
Consumer installment:
Other Consumer	2,628	—	12	—	—	2,640
Total acquired loans	$391,748	$8,336	$24,660	$—	$—	$424,744
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$498,073	$6,350	$10,036	$—	$—	514,459
Agricultural real estate	73,510	1,363	10,490	—	—	85,363
Multi-family real estate	85,410	—	1,598	—	—	87,008
Construction and land development	82,170	—	4,240	—	—	86,410
C&I/Agricultural operating:
Commercial and industrial	126,835	1,955	4,944	—	—	133,734
Agricultural operating	35,166	752	1,862	—	—	37,780
Residential mortgage:
Residential mortgage	169,553	436	6,343	—	—	176,332
Purchased HELOC loans	8,407	—	—	—	—	8,407
Consumer installment:
Originated indirect paper	39,339	—	246	—	—	39,585
Other Consumer	18,053	—	133	—	—	18,186
Gross loans	$1,136,516	$10,856	$39,892	$—	$—	$1,187,264
Less:
Unearned net deferred fees and costs and loans in process						(393)
Unamortized discount on acquired loans						(9,491)
Allowance for loan losses						(10,320)
Loans receivable, net						$1,167,060

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
Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agriculture Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended September 30, 2020
Allowance for Loan Losses:
Beginning balance, July 1, 2020	$8,297	$1,778	$980	$480	$574	$12,109
Charge-offs	—	(103)	(4)	(10)	—	(117)
Recoveries	74	—	2	18	—	94
Provision	430	188	(15)	64	56	723
Total Allowance on originated loans	8,801	1,863	963	552	630	12,809
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, July 1, 2020	746	334	112	72	—	1,264
Charge-offs	—	—	(47)	—	—	(47)
Recoveries	1	30	—	2	—	33
Provision	623	(58)	199	13	—	777
Total Allowance on other acquired loans	1,370	306	264	87	—	2,027
Total Allowance on acquired loans	1,370	306	264	87	—	2,027
Ending balance, September 30, 2020	$10,171	$2,169	$1,227	$639	$630	$14,836

	Commercial/Agriculture Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Nine months ended September 30, 2020
Allowance for Loan Losses:
Beginning balance, January 1, 2020	$6,205	$1,643	$879	$467	$357	$9,551
Charge-offs	—	(632)	(4)	(124)	—	(760)
Recoveries	74	—	7	55	—	136
Provision	2,522	852	81	154	273	3,882
Total Allowance on originated loans	8,801	1,863	963	552	630	12,809
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2020	526	27	163	53	—	769
Charge-offs	—	(159)	(74)	(2)	—	(235)
Recoveries	77	30	14	4	—	125
Provision	767	408	161	32	—	1,368
Total Allowance on other acquired loans	1,370	306	264	87	—	2,027
Total Allowance on acquired loans	1,370	306	264	87	—	2,027
Ending balance, September 30, 2020	$10,171	$2,169	$1,227	$639	$630	$14,836
Allowance for Loan Losses at September 30, 2020:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$772	$159	$249	$1	$—	$1,181
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$9,399	$2,010	$978	$638	$630	$13,655
Loans Receivable as of September 30, 2020:						—
Ending balance of originated loans	$535,698	$243,449	$96,647	$41,756	$—	$917,550
Ending balance of purchased credit-impaired loans	21,453	2,077	1,553	—	—	25,083
Ending balance of other acquired loans	215,671	31,970	50,201	1,409	—	299,251
Ending balance of loans	$772,822	$277,496	$148,401	$43,165	$—	$1,241,884
Ending balance: individually evaluated for impairment	$13,190	$6,275	$8,436	$367	$—	$28,268
Ending balance: collectively evaluated for impairment	$759,632	$271,221	$139,965	$42,798	$—	$1,213,616

	Commercial/Agriculture Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended September 30, 2019
Allowance for Loan Losses:
Beginning balance, July 1, 2019	$5,010	$1,470	$977	$528	$299	$8,284
Charge-offs	—	—	(89)	(36)	—	(125)
Recoveries	—	—	—	17	—	17
Provision	281	130	117	(12)	2	518
Total Allowance on originated loans	5,291	1,600	1,005	497	301	8,694
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, July 1, 2019	181	85	153	56	—	475
Charge-offs	—	—	(45)	(9)	—	(54)
Recoveries	—	—	1	4	—	5
Provision	(10)	2	61	4	—	57
Total Allowance on other acquired loans	171	87	170	55	—	483
Total Allowance on acquired loans	171	87	170	55	—	483
Ending balance, September 30, 2019	$5,462	$1,687	$1,175	$552	$301	$9,177

	Commercial/Agriculture Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Nine months ended September 30, 2019
Allowance for Loan Losses:
Beginning balance, January 1, 2019	$4,019	$1,258	$1,048	$641	$214	$7,180
Charge-offs	(225)	—	(119)	(142)	—	(486)
Recoveries	—	—	—	53	—	53
Provision	1,497	342	76	(55)	87	1,947
Total Allowance on originated loans	$5,291	$1,600	$1,005	$497	$301	$8,694
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2019	183	32	205	65	(61)	424
Charge-offs	—	—	(105)	(29)	—	(134)
Recoveries	3	—	2	10	—	15
Provision	(15)	55	68	9	61	178
Total Allowance on other acquired loans	171	87	170	55	—	483
Total Allowance on acquired loans	171	87	170	55	—	483
Ending balance, September 30, 2019	$5,462	$1,687	$1,175	$552	$301	$9,177
Allowance for Loan Losses at September 30, 2019:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$205	$252	$191	$15	$—	$663
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$5,257	$1,435	$984	$537	$301	$8,514
Loans Receivable as of September 30, 2019:
Ending balance of originated loans	$401,211	$102,998	$124,627	$58,612	$—	$687,448
Ending balance of purchased credit-impaired loans	33,840	5,320	2,273	—	—	41,433
Ending balance of other acquired loans	272,744	58,741	71,290	3,052	—	405,827
Ending balance of loans	$707,795	$167,059	$198,190	$61,664	$—	$1,134,708
Ending balance: individually evaluated for impairment	$16,458	$7,215	$8,626	$419	$—	$32,718
Ending balance: collectively evaluated for impairment	$691,337	$159,844	$189,564	$61,245	$—	$1,101,990

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Commercial/Agriculture Real Estate Loans		C&I/Agricultural Operating		Residential Mortgage		Consumer Installment		Totals
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Performing loans
Performing TDR loans	$5,480	$1,730	$3,868	$366	$3,178	$3,206	$53	$68	$12,579	$5,370
Performing loans other	759,328	758,237	271,124	167,596	141,755	178,415	42,994	57,486	1,215,201	1,161,734
Total performing loans	764,808	759,967	274,992	167,962	144,933	181,621	43,047	57,554	1,227,780	1,167,104

Nonperforming loans (1)
Nonperforming TDR loans	5,037	4,868	1,490	1,973	672	383	—	—	7,199	7,224
Nonperforming loans other	2,977	8,405	1,014	1,579	2,796	2,735	118	217	6,905	12,936
Total nonperforming loans	8,014	13,273	2,504	3,552	3,468	3,118	118	217	14,104	20,160
Total loans	$772,822	$773,240	$277,496	$171,514	$148,401	$184,739	$43,165	$57,771	$1,241,884	$1,187,264
(1)Nonperforming loans are either 90+ days past due or nonaccrual.
As of September 30, 2020, the Company had $260.8 million in unused commitments, compared to $246.7 million in unused commitments as of December 31, 2019.

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of September 30, 2020 and December 31, 2019, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
September 30, 2020
Commercial/Agricultural real estate:
Commercial real estate	$247	$99	$—	$346	$2,614	$2,960	$497,713	$500,673
Agricultural real estate	179	—	—	179	5,252	5,431	67,712	73,143
Multi-family real estate	—	—	—	—	148	148	109,520	109,668
Construction and land development	224	379	—	603	—	603	88,735	89,338
C&I/Agricultural operating:
Commercial and industrial	163	—	—	163	853	1,016	103,355	104,371
C&I SBA PPP loans	—	—	—	—	—	—	139,166	139,166
Agricultural operating	451	600	—	1,051	1,651	2,702	31,256	33,958
Residential mortgage:
Residential mortgage	2,256	960	838	4,054	2,302	6,356	135,498	141,854
Purchased HELOC loans	—	67	94	161	234	395	6,152	6,547
Consumer installment:
Originated indirect paper	111	41	17	169	74	243	28,293	28,536
Other Consumer	63	15	1	79	26	105	14,525	14,630
Total	$3,694	$2,161	$950	$6,805	$13,154	$19,959	$1,221,925	$1,241,884
December 31, 2019
Commercial/Agricultural real estate:
Commercial real estate	$2,804	$847	$—	$3,651	$4,214	$7,865	$506,594	$514,459
Agricultural real estate	509	—	—	509	7,568	8,077	77,286	85,363
Multi-family real estate	—	—	—	—	1,449	1,449	85,559	87,008
Construction and land development	436	—	—	436	42	478	85,932	86,410
C&I/Agricultural operating:
Commercial and industrial	1,024	—	—	1,024	1,850	2,874	130,860	133,734
Agricultural operating	73	49	—	122	1,702	1,824	35,956	37,780
Residential mortgage:
Residential mortgage	4,929	1,597	649	7,175	2,063	9,238	167,094	176,332
Purchased HELOC loans	293	378	407	1,078	—	1,078	7,329	8,407
Consumer installment:
Originated indirect paper	168	52	20	240	137	377	39,208	39,585
Other Consumer	204	43	28	275	31	306	17,880	18,186
Total	$10,440	$2,966	$1,104	$14,510	$19,056	$33,566	$1,153,698	$1,187,264

At September 30, 2020, the Company has identified impaired loans of $51,689, consisting of $19,778 TDR loans, the carrying amount of purchased credit impaired loans of $23,422 and $8,489 of substandard non-TDR loans. The $51,689 total of impaired loans includes $12,579 of performing TDR loans. At December 31, 2019, the Company has identified impaired loans of $63,196, consisting of $12,594 TDR loans, the carrying amount of purchased credit impaired loans of $31,978 and $18,624 of substandard non-TDR loans. The $63,196 total of impaired loans includes $5,370 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of the Company’s impaired loans as of September 30, 2020, December 31, 2019 and September 30, 2019 was as follows:

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2020
With No Related Allowance Recorded:
Commercial/agriculture real estate	$30,419	$30,419	$—	$30,344	$454	$35,467	$1,374
C&I/Agricultural operating	6,860	6,860	—	7,070	35	8,169	188
Residential mortgage	8,715	8,715	—	8,668	107	8,705	356
Consumer installment	363	363	—	363	6	371	23
Total	$46,357	$46,357	$—	$46,445	$602	$52,712	$1,941
With An Allowance Recorded:
Commercial/agriculture real estate	$3,177	$3,177	$772	$3,597	$48	$2,660	$73
C&I/Agricultural operating	1,034	1,034	159	669	—	762	12
Residential mortgage	1,118	1,118	249	970	7	1,275	36
Consumer installment	3	3	1	9	—	35	—
Total	$5,332	$5,332	$1,181	$5,245	$55	$4,732	$121
September 30, 2020 Totals:
Commercial/agriculture real estate	$33,596	$33,596	$772	$33,941	$502	$38,127	$1,447
C&I/Agricultural operating	7,894	7,894	159	7,739	35	8,931	200
Residential mortgage	9,833	9,833	249	9,638	114	9,980	392
Consumer installment	366	366	1	372	6	406	23
Total	$51,689	$51,689	$1,181	$51,690	$657	$57,444	$2,062

	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With No Related Allowance Recorded:
Commercial/agriculture real estate	$40,514	$40,514	$—
C&I/Agricultural operating	9,477	9,477	—
Residential mortgage	8,695	8,695	—
Consumer installment	379	379	—
Total	$59,065	$59,065	$—
With An Allowance Recorded:
Commercial/agriculture real estate	$2,143	$2,143	$495
C&I/Agricultural operating	490	490	312
Residential mortgage	1,431	1,431	136
Consumer installment	67	67	13
Total	$4,131	$4,131	$956
December 31, 2019 Totals
Commercial/agriculture real estate	$42,657	$42,657	$495
C&I/Agricultural operating	9,967	9,967	312
Residential mortgage	10,126	10,126	136
Consumer installment	446	446	13
Total	$63,196	$63,196	$956

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2019
With No Related Allowance Recorded:
Commercial/agriculture real estate	$43,907	$43,907	$—	$36,724	$721	$36,379	$2,212
C&I/Agricultural operating	10,298	10,298	—	9,417	166	8,599	543
Residential mortgage	9,016	9,016	—	8,593	141	8,945	370
Consumer installment	358	358	—	300	7	292	24
Total	$63,579	$63,579	$—	$55,034	$1,035	$54,215	$3,149
With An Allowance Recorded:
Commercial/agriculture real estate	$1,634	$1,634	$205	$1,384	$—	$1,307	$—
C&I/Agricultural operating	541	541	252	576	—	284	11
Residential mortgage	1,598	1,598	191	1,340	24	1,465	62
Consumer installment	62	62	15	85	—	104	2
Total	$3,835	$3,835	$663	$3,385	$24	$3,160	$75
September 30, 2019 Totals:
Commercial/agriculture real estate	$45,541	$45,541	$205	$38,108	$721	$37,686	$2,212
C&I/Agricultural operating	10,839	10,839	252	9,993	166	8,883	554
Residential mortgage	10,614	10,614	191	9,933	165	10,410	432
Consumer installment	420	420	15	385	7	396	26
Total	$67,414	$67,414	$663	$58,419	$1,059	$57,375	$3,224

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty, and the Bank grants a concession to that borrower that the Bank would not otherwise consider, except for the borrower’s financial difficulties. Concessions may include: extension of the loan’s term, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were three delinquent accruing TDRs greater than 60 days past due with a recorded investment of $310 at September 30, 2020, compared to two such loans with a recorded investment of $101 at December 31, 2019.
Following is a summary of TDR loans by accrual status as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Troubled debt restructure loans:
Accrual status	$12,579	$5,396
Non-accrual status	7,199	7,198
Total	$19,778	$12,594
There was one loan commitment meeting our TDR criteria as of September 30, 2020 totaling $17 and no loan commitments meeting our TDR criteria as of December 31, 2019. There were unused lines of credit totaling $85 and $12 meeting our TDR criteria as of September 30, 2020 and December 31, 2019, respectively.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three and nine months ended September 30, 2020 and September 30, 2019:

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended September 30, 2020
TDRs:
Commercial/agriculture real estate	3	$3,550	$—	$276	$—	$3,826	$3,826	$—
C&I/Agricultural operating	2	3,000	—	—	—	3,000	3,000	—
Residential mortgage	8	59	500	32	—	591	591	—
Consumer installment	—	—	—	—	—	—	—	—
Totals	13	$6,609	$500	$308	$—	$7,417	$7,417	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Nine months ended September 30, 2020
TDRs:
Commercial/agriculture real estate	12	$4,442	$198	$293	$—	$4,933	$4,933	$—
C&I/Agricultural operating	5	3,295	78	—	—	3,373	3,373	—
Residential mortgage	13	148	858	117	—	1,123	1,123	—
Consumer installment	2	3	—	4	—	7	7	—
Totals	32	$7,888	$1,134	$414	$—	$9,436	$9,436	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended September 30, 2019
TDRs:
Commercial/agriculture real estate	7	$1,987	$—	$25	$—	$2,012	$2,012	$—
C&I/Agricultural operating	1	—	—	60	—	60	60	—
Residential mortgage	2	106	—	—	—	106	106	—
Consumer installment	—	—	—	—	—	—	—	—
Totals	10	$2,093	$—	$85	$—	$2,178	$2,178	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Nine months ended September 30, 2019
TDRs:
Commercial/agriculture real estate	14	$2,005	$78	$1,215	$—	$3,298	$3,298	$—
C&I/Agricultural operating	7	165	364	469	—	998	998	—
Residential mortgage	9	431	—	171	—	602	602	—
Consumer installment	1	2	—	—	—	2	2	—
Totals	31	$2,603	$442	$1,855	$—	$4,900	$4,900	$—

A summary of loans by loan segment modified in a troubled debt restructuring as of September 30, 2020 and September 30, 2019, was as follows:

	September 30, 2020		September 30, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/agriculture real estate	34	$10,517	27	$5,917
C&I/Agricultural operating	17	5,358	16	2,366
Residential mortgage	50	3,850	42	3,438
Consumer installment	7	53	8	74
Total troubled debt restructurings	108	$19,778	93	$11,795

The following table provides information related to restructured loans that were considered in default as of September 30, 2020 and September 30, 2019:

	September 30, 2020		September 30, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/agriculture real estate	15	$5,037	9	$2,343
C&I/Agricultural operating	12	1,490	12	1,914
Residential mortgage	8	672	3	344
Total troubled debt restructurings	35	$7,199	24	$4,601

The following table provides information related to restructured loans that became in default during the three months ended September 30, 2020 and September 30, 2019:

	September 30, 2020		September 30, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/agriculture real estate	—	$—	2	$120
Residential mortgage	2	234	—	—
Total troubled debt restructurings	2	$234	2	$120

The following table provides information related to restructured loans that became in default during the nine months ended September 30, 2020 and September 30, 2019:

	September 30, 2020		September 30, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/agriculture real estate	2	$140	7	$227
C&I/Agricultural operating	1	78	4	857
Residential mortgage	3	279	—	—
Total troubled debt restructurings	6	$497	11	$1,084

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	September 30, 2020	December 31, 2019
Accountable for under ASC 310-30 (Purchased Credit Impaired “PCI” loans)
Outstanding balance	$25,083	$38,268
Carrying amount	$23,422	$31,978
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$299,251	$386,476
Carrying amount	$294,201	$383,275
Total acquired loans
Outstanding balance	$324,334	$424,744
Carrying amount	$317,623	$415,253

The following table provides changes in accretable discounts for all acquired loans from prior acquisitions with deteriorated credit quality:

	September 30, 2020	September 30, 2019
Accretable discount, beginning of period	$3,201	$3,163
Additions to accretable discount for acquired performing loans	—	814
Accelerated accretion from payoff of certain PCI loans with transferred non-accretable difference	(99)	—
Transfers from non-accretable difference to accretable discount	2,704	80
Scheduled accretion	(756)	(622)
Accretable discounts, end of period	$5,050	$3,435
Non-accretable difference on purchase credit impaired loans was $1,661 and $6,290 at September 30, 2020 and December 31, 2019, respectively.

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of September 30, 2020 and December 31, 2019 were $555,700 and $524,715, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. The current period valuation allowance is included as amortization of mortgage servicing rights in non-interest expense on the consolidated statement of operations.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $6,753 and $2,868, at September 30, 2020 and December 31, 2019, respectively. Mortgage servicing rights activity for the nine month period ended September 30, 2020 and twelve months ended December 31, 2019 were as follows:

	As of and for the Nine Months Ended	As of and for the Twelve Months Ended
Mortgage servicing rights:	September 30, 2020	December 31, 2019
Mortgage servicing assets, net; beginning of period	$4,541	$4,486
MSR asset acquired	—	—
Increase in MSR assets resulting from transfers of financial assets	1,546	904
Amortization during the period	(908)	(849)
	5,179	4,541
Valuation Allowances:
Balance at beginning of period	(259)	—
Additions	(1,422)	(259)
Recoveries	—	—
Write-downs	—	—
Balance at end of period	(1,681)	(259)
Mortgage servicing assets, net; end of period	$3,498	$4,282
Fair value of MSR asset; end of period	$3,509	$4,309
Residential mortgage loans serviced for others	$555,700	$524,715
Net book value of MSR asset to loans serviced for others	0.63%	0.82%

NOTE 5 – LEASES
We have operating leases for our corporate offices (1), bank branch offices (6), other production offices (1) and certain office equipment. Our leases have remaining lease terms ranging from approximately 3 months to 8 years, some of which include options to extend the leases for up to 5 additional years. As of September 30, 2020, we have no additional lease commitments that have not yet commenced.

	Nine Months Ended
	September 30, 2020	September 30, 2019
Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$477	$665
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$158

	September 30, 2020	December 31, 2019
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$2,803	$2,787
Operating lease liabilities	$2,910	$2,845

Weighted average remaining lease term in years; operating leases	6.1	6.63
Weighted average discount rate; operating leases	2.63%	3.07%
Cash obligations under lease contracts are as follows:

Fiscal years ending December 31,
2020	$161
2021	592
2022	558
2023	505
2024	419
Thereafter	1,229
Total	3,464
Less: effects of discounting	(554)
Lease liability recognized	$2,910

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
Non-interest bearing demand deposits	$229,217	$168,157
Interest bearing demand deposits	279,648	223,102
Savings accounts	191,511	156,599
Money market accounts	246,651	246,430
Certificate accounts	323,751	401,414
Total deposits	$1,270,778	$1,195,702
Brokered deposits included above:	$3,250	$50,377

At September 30, 2020, the scheduled maturities of time deposits were as follows:

September 30, 2021	$216,854
September 30, 2022	96,391
September 30, 2023	6,669
September 30, 2024	2,976
September 30, 2025	861
After September 30, 2025	—
Total	$323,751

NOTE 7 – FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at September 30, 2020 and December 31, 2019 is as follows:

		September 30, 2020			December 31, 2019
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4), (5)	2020	$1,000	1.76%	1.76%	$69,000	1.67%	2.05%
	2021	8,000	—%	2.16%	4,000	1.85%	2.16%
	2022	15,000	2.34%	2.45%	15,000	2.34%	2.45%
	2023	20,000	1.43%	1.44%	—	—%	—%
	2024	20,530	—%	1.45%	530	—%	—%
	2025	5,000	1.45%	1.45%	—	—%	—%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	—	—%	—%
Subtotal		124,530			131,030
Unamortized discount on acquired notes		(39)			(59)
Federal Home Loan Bank advances, net		$124,491			$130,971

Senior Notes (6)	2031	$28,856	3.50%	3.50%	$28,856	4.00%	4.75%

Subordinated Notes (7)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%
		$30,000

Unamortized debt issuance costs		$(559)			$(296)
Total other borrowings		$58,297			$43,560

Totals		$182,788			$174,531
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $681,951 and $792,909 at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $105,858 compared to $203,935 as of December 31, 2019.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $162,530 and $151,530, during the nine months ended September 30, 2020 and the twelve months ended December 31, 2019, respectively.
(3) The weighted-average interest rates on FHLB borrowings maturing within twelve months as of September 30, 2020 and December 31, 2019 were 0.82% and 1.74%, respectively.
(4) Six of the FHLB notes with remaining balances totaling $9,530 were acquired as a result of the F&M acquisition. These notes mature on various dates through 2024 with a weighted average rate of 2.02% and weighted average maturity of 14 months.
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

(b) A $5,000 line of credit, maturing in August 2021, that remains undrawn upon.
(7)    Subordinated notes resulted from the following:
(a) The Company’s private sale in August 2017, which bears a fixed interest rate of 6.75% for five years. In August 2022, they convert to a three-month LIBOR plus 4.90% rate, and the interest rate will reset quarterly thereafter. Interest-only payments are due quarterly.
(b) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in August 2020, which bears a fixed interest rate of 6.00% for five years. In September 2025, the fixed interest rate will be reset quarterly to equal the three-month term Secured Overnight Financing Rate plus 591 basis points. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $180,325 and $147,991 at September 30, 2020 and December 31, 2019, respectively.
Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“FRB PPPLF”) Program
The Bank has originated Small Business Association’s Paycheck Protection Program (“SBA PPP”) loans and has complied with the requirements to pledge these loans to the FRB PPPLF program which provides 100% funding for SBA PPP loans upon request. The Bank has no outstanding loan balances under this facility at September 30, 2020 and December 31, 2019. Maximum month-end borrowed amounts outstanding under this agreement were $25,136 and $0, during the nine months ended September 30, 2020 and the twelve months ended December 31, 2019, respectively.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2020, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2020 and December 31, 2019, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2020
Total capital (to risk weighted assets)	$170,610	15.0%	$91,021	> =	8.0%	$113,776	> =	10.0%
Tier 1 capital (to risk weighted assets)	156,388	13.7%	68,266	> =	6.0%	91,021	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	156,388	13.7%	51,199	> =	4.5%	73,955	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	156,388	9.9%	63,465	> =	4.0%	79,331	> =	5.0%
As of December 31, 2019
Total capital (to risk weighted assets)	$160,302	13.1%	$98,174	> =	8.0%	$122,718	> =	10.0%
Tier 1 capital (to risk weighted assets)	149,982	12.2%	73,631	> =	6.0%	98,174	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	149,982	12.2%	55,223	> =	4.5%	79,767	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	149,982	10.4%	57,834	> =	4.0%	72,293	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2020 and December 31, 2019, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of September 30, 2020
Total capital (to risk weighted assets)	$163,250	14.3%	$91,021	> =	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	119,028	10.5%	68,266	> =	6.0%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	119,028	10.5%	51,199	> =	4.5%	N/A	N/A
Tier 1 leverage ratio (to adjusted total assets)	119,028	7.5%	63,465	> =	4.0%	N/A	N/A
As of December 31, 2019
Total capital (to risk weighted assets)	$137,259	11.2%	$98,174	> =	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	111,939	9.1%	73,631	> =	6.0%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	111,939	9.1%	55,223	> =	4.5%	N/A	N/A
Tier 1 leverage ratio (to adjusted total assets)	111,939	7.7%	57,834	> =	4.0%	N/A	N/A

-

NOTE 9 – STOCK-BASED COMPENSATION
In February 2005, the Company’s stockholders approved the Company’s 2004 Recognition and Retention Plan and 2004 Stock Option and Incentive Plan. These plans were terminated on January 18, 2018.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. As of September 30, 2020, 89,183 restricted shares and 181,000 options had been granted to eligible participants. Due to the plan’s expiration, no new awards can be granted under this plan. Restricted shares granted under the 2008 Equity Incentive Plan were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of September 30, 2020, 99,575 restricted shares had been granted under this plan. As of September 30, 2020, no stock options had been granted under this plan.
Net compensation expense related to restricted stock awards from these plans was $165 and $462 for the three and nine months ended September 30, 2020, compared to $127 and $370 for the three and nine months ended September 30, 2019.

Restricted Common Stock Award

	September 30, 2020		December 31, 2019
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	43,457	$12.76	75,407	$13.24
Granted	45,507	11.79	12,847	11.50
Vested	(14,545)	12.78	(32,630)	12.89
Forfeited	—	—	(12,167)	13.28
Unvested and outstanding at end of year	74,419	$12.16	43,457	$12.76
The Company accounts for stock-based employee compensation related to the Company’s 2008 Equity Incentive Plan and 2018 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to these plans for the three and nine month periods ended September 30, 2020 was $3 and $11, respectively. The compensation cost recognized for stock-based employee compensation related to these plans for the three and nine month periods ended September 30, 2019 was $5 and $14, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
September 30, 2020
Outstanding at beginning of year	78,100	$11.18
Forfeited or expired	(5,000)	12.77
Outstanding at end of year	73,100	$11.08	5.75
Exercisable at end of year	52,900	$10.76	5.59	$—
Fully vested and expected to vest	73,100	$11.08	5.75	$—
December 31, 2019
Outstanding at beginning of year	108,930	$10.15
Exercised	(28,430)	7.12
Forfeited or expired	(2,400)	12.38
Outstanding at end of year	78,100	$11.18	6.55
Exercisable at end of year	44,700	$10.73	6.30	$67
Fully vested and expected to vest	78,100	$11.18	6.55	$81
Information related to the 2004 Stock Option and Incentive Plan and 2008 Equity Incentive Plan for the respective periods follows:

	Nine months ended September 30, 2020	Twelve months ended December 31, 2019
Intrinsic value of options exercised	$—	$130
Cash received from options exercised	$—	$203
Tax benefit realized from options exercised	$—	$—

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	Fair Value		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Investment securities:
U.S. government agency obligations	$34,379		$—	$34,379	$—
Obligations of states and political subdivisions	140		—	140	—
Mortgage-backed securities	51,758		—	51,758	—
Corporate debt securities	15,364		—	15,364	—
Corporate asset-based securities	35,543		—	35,543	—
Trust preferred securities	13,724		—	13,724	—
Total	$150,908	150908000	$—	$150,908	$—
December 31, 2019
Investment securities:
U.S. government agency obligations	$51,805		$—	$51,805	$—
Obligations of states and political subdivisions	281		—	281	—
Mortgage-backed securities	71,331		—	71,331	—
Corporate debt securities	18,725		—	18,725	—
Corporate asset backed securities	26,854		—	26,854	—
Trust preferred securities	11,123		—	11,123	—
Total	$180,119		$—	$180,119	$—

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Foreclosed and repossessed assets, net	$812	$—	$—	$812
Impaired loans with allocated allowances	4,151	—	—	4,151
Mortgage servicing rights	3,498	—	—	3,509
Total	$8,461	$—	$—	$8,472
December 31, 2019
Foreclosed and repossessed assets, net	$1,460	$—	$—	$1,460
Impaired loans with allocated allowances	3,175	—	—	3,175
Mortgage servicing rights	4,282	—	—	4,309
Total	$8,917	$—	$—	$8,944

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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
September 30, 2020.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
September 30, 2020
Foreclosed and repossessed assets, net	$812	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$4,151	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$3,509	Discounted cash flows	Discounted rates	9 - 12%
December 31, 2019
Foreclosed and repossessed assets, net	$1,460	Appraisal value	Estimated costs to sell	10 - 15%
Impaired loans with allocated allowances	$3,175	Appraisal value	Estimated costs to sell	10 - 15%
Mortgage servicing rights	$4,309	Discounted cash flows	Discounted rates	9.5% - 12.5%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		September 30, 2020		December 31, 2019
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$115,474	$115,474	$55,840	$55,840
Other interest-bearing deposits	(Level II)	3,752	3,838	4,744	4,792
Securities available for sale “AFS”	(Level II)	150,908	150,908	180,119	180,119
Securities held to maturity “HTM”	(Level II)	16,927	17,233	2,851	2,957
Equity securities with readily determinable fair value	(Level I)	187	187	246	246
Other investments	(Level II)	15,075	15,075	15,005	15,005
Loans receivable, net	(Level III)	1,215,303	1,204,923	1,167,060	1,161,660
Loans held for sale	(Level II)	4,938	4,938	5,893	5,893
Mortgage servicing rights	(Level III)	3,498	3,509	4,282	4,309
Accrued interest receivable	(Level 1)	5,829	5,829	4,738	4,738
Financial liabilities:
Deposits	(Level III)	$1,270,778	$1,275,000	$1,195,702	$1,192,777
FHLB advances	(Level II)	124,491	129,798	130,971	131,593
Other borrowings	(Level I)	58,297	58,297	43,560	43,560
Accrued interest payable	(Level I)	517	517	453	453

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income for the three and nine months ended September 30, 2020 and 2019:

	Three months ended
	September 30, 2020			September 30, 2019
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$1,220	$(335)	$885	$440	$(121)	$319
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Other comprehensive income	$1,220	$(335)	$885	$440	$(121)	$319

	Nine months ended
	September 30, 2020			September 30, 2019
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$2,052	$(564)	$1,488	$3,003	$(826)	$2,177
Reclassification adjustment for gains included in net income	(156)	43	(113)	(26)	7	(19)
Other comprehensive income	$1,896	$(521)	$1,375	$2,977	$(819)	$2,158
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2019 and the nine months ended September 30, 2020 were as follows:

	Unrealized Gains (Losses) on Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2019	$(2,540)	$(1,841)
Current year-to-date other comprehensive income	1,953	1,415
Adoption of ASU 2016-01; Equity securities (1)	(62)	(45)
Ending balance, December 31, 2019	$(649)	$(471)
Current year-to-date other comprehensive income	1,896	1,375
Ending balance, September 30, 2020	$1,247	$904
(1) Amounts reclassified to retained earnings due to January 1, 2019 adoption of ASU 2016-02. For further information, refer to Note 1, “Nature of Business and Summary of Significant Policies; Recent Pronouncements-Adopted”.

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended September 30, 2020	Nine months ended September 30, 2020	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$156		Net gains on investment securities
Tax Effect	—	(43)		Provision for income taxes
Total reclassifications for the period	$—	$113		Net gain attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to income/loss.
Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended September 30, 2019	Nine months ended September 30, 2019	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$26		Net gains on investment securities
Tax Effect	—	(7)		Provision for income taxes
Total reclassifications for the period	$—	$19		Net gain attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020 (“2019 10-K”), the matters described in “Risk Factors” in Item 1A of our Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and in Item 1A of this Form 10-Q, and the following:

•conditions in the financial markets and economic conditions generally;
•adverse impacts to the Company or Bank arising from the COVID-19 pandemic;
•the possibility of a deterioration in the residential real estate markets;
•interest rate risk;
•lending risk;
•the sufficiency of loan allowances;
•changes in the fair value or ratings downgrades of our securities;
•competitive pressures among depository and other financial institutions;
•our ability to maintain our reputation;
•our ability to realize the benefits of net deferred tax assets;
•our ability to maintain or increase our market share;
•acts of terrorism and political or military actions by the United States or other governments;
•legislative or regulatory changes or actions, or significant litigation, adversely affecting the Company or Bank;
•increases in FDIC insurance premiums or special assessments by the FDIC;
•disintermediation risk;
•our inability to obtain needed liquidity;
•risks related to the ongoing integration of F&M into the Company’s operations;
•our ability to successfully execute our acquisition growth strategy;
•risks posed by acquisitions and other expansion opportunities, including difficulties and delays in integrating the acquired business operations or fully realizing the cost savings and other benefits;
•our ability to raise capital needed to fund growth or meet regulatory requirements;
•the possibility that our internal controls and procedures could fail or be circumvented;
•our ability to attract and retain key personnel;
•our ability to keep pace with technological change;
•cybersecurity risks;
•changes in federal or state tax laws;
•changes in accounting principles, policies or guidelines and their impact on financial performance;
•restrictions on our ability to pay dividends; and
•the potential volatility of our stock price.

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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2020, and our consolidated results of operations for the three and nine months ended September 30, 2020, compared to the same period in the prior fiscal year for the three and nine months ended September 30, 2019. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2019 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

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
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2020 which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2019. The Company performed a goodwill impairment analysis as of September 30, 2020, due to triggering events being identified, and determined that goodwill was not impaired.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of September 30, 2020, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and nine-month periods ended September 30, 2020 and September 30, 2019, respectively.
Net interest income was $11.9 million for the three months ended September 30, 2020 and $36.9 million for the nine months ended September 30, 2020, compared to $11.6 million for the three months ended September 30, 2019 and $31.7 million of the nine months ended September 30, 2019. For the three months ended September 30, 2020, net interest income benefited from the origination of $139 million of SBA Paycheck Protection Program (“PPP”) loans and organic loan growth partially offset by a decrease in net interest margin percentage.
The net interest margin for the three-month period ended September 30, 2020 was 3.11%, compared to 3.34% for the three-month period ended September, 2019. The decrease in net interest margin was largely due to: (1) the impact of the Federal Reserve actions to offset the impact of the pandemic in March 2020, during which it lowered overnight interest rates by 125 basis points in 12 days and (2) market reactions to decreasing longer-term interest rates on loans, investments and cash and cash equivalents security yields; partially offset by lower deposit rates due to management action to reduce interest rates. The impact of higher cash and cash equivalents balances decreased the interest margin percentage by two basis points as the rate impact is covered above. Higher non-accretable difference accretion of two basis points offset the negative impact of higher cash balances above.
The net interest margin for the nine-months ended September 30, 2020 was 3.36%, compared to 3.35% for the nine-month period ended September 30, 2019. The modest increase in net interest margin was due to the increase in the accretion of purchased credit impaired discounts, which increased net interest margin by 11 basis points. Other factors affecting the net interest margin for the nine month periods of 2020 to 2019 are similar to those discussed above, with a two basis point decrease in net interest margin due to the impact of higher cash and cash equivalent balances as the rate impact is discussed above.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and nine-month periods ended September 30, 2020, and for the three and nine-month periods ended September 30, 2019. Non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended September 30, 2020 compared to the three months ended September 30, 2019:

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$77,774	$18	0.09%	$32,376	$203	2.49%
Loans	1,258,224	14,154	4.48%	1,143,252	14,646	5.08%
Interest-bearing deposits	3,752	23	2.44%	5,577	34	2.42%
Investment securities (1)	166,622	846	2.02%	185,921	1,174	2.56%
Other investments	15,145	177	4.65%	13,072	166	5.04%
Total interest earning assets (1)	$1,521,517	$15,218	3.98%	$1,380,198	$16,223	4.67%
Average interest-bearing liabilities:
Savings accounts	$183,381	$98	0.21%	$158,967	$155	0.39%
Demand deposits	285,993	231	0.32%	219,955	550	0.99%
Money market	255,160	280	0.44%	200,647	593	1.17%
CD’s	297,691	1,469	1.96%	381,331	1,870	1.95%
IRA’s	41,852	177	1.68%	44,184	203	1.82%
Total deposits	$1,064,077	$2,255	0.84%	$1,005,084	$3,371	1.33%
FHLB Advances and other borrowings	173,758	1,054	2.41%	169,908	1,259	2.94%
Total interest-bearing liabilities	$1,237,835	$3,309	1.06%	$1,174,992	$4,630	1.56%
Net interest income		$11,909			$11,593
Interest rate spread			2.92%			3.11%
Net interest margin (1)			3.11%			3.34%
Average interest earning assets to average interest-bearing liabilities			1.23			1.17
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarters ended September 30, 2020 and September 30, 2019. The FTE adjustment to net interest income included in the rate calculations totaled $0 and $27 thousand for the three months ended September 30, 2020 and September 30, 2019, respectively.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$42,946	$141	0.44%	$29,489	$542	2.46%
Loans	1,232,678	44,300	4.8%	1,054,492	40,036	5.08%
Interest-bearing deposits	3,967	73	2.46%	6,153	107	2.33%
Investment securities (1)	173,595	2,965	2.28%	167,023	3,119	2.58%
Other investments	15,104	533	4.71%	11,853	473	5.34%
Total interest earning assets (1)	$1,468,290	$48,012	4.37%	$1,269,010	$44,277	4.68%
Average interest-bearing liabilities:
Savings accounts	$169,754	$348	0.27%	$156,851	$479	0.41%
Demand deposits	262,748	865	0.44%	200,387	1,288	0.86%
Money market	244,965	1,240	0.68%	172,671	1,423	1.10%
CD’s	326,776	5,021	2.05%	348,139	5,163	1.98%
IRA’s	42,221	568	1.80%	41,576	537	1.73%
Total deposits	$1,046,464	$8,042	1.03%	$919,624	$8,890	1.29%
FHLB Advances and other borrowings	185,256	3,087	2.23%	153,960	3649	3.17%
Total interest-bearing liabilities	$1,231,720	$11,129	1.21%	$1,073,584	$12,539	1.56%
Net interest income		$36,883			$31,738
Interest rate spread			3.16%			3.12%
Net interest margin (1)			3.36%			3.35%
Average interest earning assets to average interest-bearing liabilities			1.19			1.18
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the nine months ended September 30, 2020 and September 30, 2019. The FTE adjustment to net interest income included in the rate calculations totaled $1 thousand and $103 thousand for the nine months ended September 30, 2020 and September 30, 2019, respectively.
Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e. holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e. holding the initial balance constant). Rate changes have been discussed previously. For the three months ended September 30, 2020, compared to the three months ended September 30, 2019, the loan volume increase is primarily due to SBA PPP originations, and the impact of organic growth since October 1, 2019. The decrease in certificate volumes is due to planned runoff of brokered CD’s and to a lesser extent, retail CD’s, partially offset by growth in non-maturity deposits. Volume change factors for the nine month period are similar to the three month period, along with the impact of having nine months of F&M balances in 2020 compared to only three months in the comparable 2019 period, as the F&M acquisition closed July 1, 2019.

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$181	$(366)	$(185)
Loans	1,393	(1,885)	(492)
Interest-bearing deposits	(11)	—	(11)
Investment securities	(115)	(213)	(328)
Other investments	25	(14)	11
Total interest earning assets	1,473	(2,478)	(1,005)
Interest expense:
Savings accounts	21	(78)	(57)
Demand deposits	136	(455)	(319)
Money market accounts	135	(448)	(313)
CD’s	(413)	12	(401)
IRA’s	(10)	(16)	(26)
Total deposits	(131)	(985)	(1,116)
FHLB Advances and other borrowings	28	(233)	(205)
Total interest bearing liabilities	(103)	(1,218)	(1,321)
Net interest income	$1,576	$(1,260)	$316
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$191	$(592)	$(401)
Loans	6,504	(2,240)	4,264
Interest-bearing deposits	(40)	6	(34)
Investment securities	123	(277)	(154)
Other investments	120	(60)	60
Total interest earning assets	6,898	(3,163)	3,735
Interest expense:
Savings accounts	37	(168)	(131)
Demand deposits	337	(760)	(423)
Money market accounts	497	(680)	(183)
CD’s	(324)	182	(142)
IRA’s	8	23	31
Total deposits	555	(1,403)	(848)
FHLB Advances and other borrowings	662	(1,224)	(562)
Total interest bearing liabilities	1,217	(2,627)	(1,410)
Net interest income	$5,681	$(536)	$5,145
Provision for Loan Losses. We determine our provision for loan losses (“provision”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. We continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.

Total provision for loan losses expense for the three and nine months ended September 30, 2020 was $1,500 and $5,250, respectively. The provision for loan losses was impacted by loan growth, net loan charge offs, increases in unallocated, increases in specific reserves on impaired loans and continued anticipation of pandemic-related adverse economic impacts, including various “Stay-at-Home Orders” which continued to result in temporary business closures, reduced operating capacity and uncertainty regarding potential future revenue and cash flows for certain businesses, including bank borrowers.
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
Non-interest Income. The following table reflects the various components of non-interest income for the three and nine month periods ended September 30, 2020 and 2019, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Non-interest Income:
Service charges on deposit accounts	$431	$625	(31.04)%	$1,336	$1,756	(23.92)%
Interchange income	556	476	16.81%	1,509	1,267	19.10%
Loan servicing income	1,144	714	60.22%	3,144	1,902	65.30%
Gain on sale of loans	1,987	679	192.64%	4,585	1,560	193.91%
Loan fees and service charges	320	471	(32.06)%	1,041	860	21.05%
Insurance commission income	—	197	(100.00)%	475	573	(17.10)%
Net gains on investment securities	(1)	96	(101.04)%	97	151	(35.76)%
Net gain on sale of branch	—	—	N/M	—	2,295	N/M
Net gain on sale of acquired business lines	180	—	N/M	432	—	N/M
Settlement proceeds	—	—	N/M	131	—	N/M
Other	445	363	22.59%	928	827	12.21%
Total non-interest income	$5,062	$3,621	39.80%	$13,678	$11,191	22.22%
The growth in most line items, for the nine months ended September 30, are due to the impact of the F&M acquisition on July 1, 2019.
Service charges on deposit accounts decreased to $431 and $1,336 for the three and nine months ended September 30, 2020, from $625 and $1,756 in the comparable prior year periods. This decrease was due to lower retail customer activity and due to higher balances of retail checking accounts, primarily in the three months ended September 30, 2020.
Loan servicing income increased largely due to increased capitalized mortgage servicing rights due to higher mortgage loan origination fees in both the current three and nine-month periods.
Gain on sale of loans increased in both the current three and nine-month periods due to higher mortgage loan origination sold volumes.
The change in loan fees and service charges for the three and nine months ended September 30, 2020, is largely due to changes in commercial loan customer activity, which was significantly higher in the first quarter of 2020
The Company recognized a gain on sale of its Michigan branch of $2,295 in the second quarter of 2019.
In the quarter ended September 30, 2020, the Bank’s acquired wealth management business partner exercised their contractual call originated prior to the acquisition, resulting in the sale of the wealth management business. The sale resulted in a $180 gain, Also, the Company sold the Wells Insurance Agency in June 2020, realizing a net gain of $252.

During the quarter ended June 30, 2020, the Company recognized $131 of non-interest income related to a private mortgage-backed security claim. This distribution represents a supplement to the proceeds received in March 2017 from this private mortgage-backed security, previously owned by the Bank, and sold in 2011.
Non-interest Expense. The following table reflects the various components of non-interest expense for the three and nine month periods ended September 30, 2020 and 2019, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Non-interest Expense:
Compensation and related benefits	$5,538	$5,295	4.59%	$16,881	$14,605	15.58%
Occupancy	993	905	9.72%	2,898	2,725	6.35%
Office	532	599	(11.19)%	1,650	1,649	0.06%
Data processing	1,145	1,092	4.85%	3,165	2,953	7.18%
Amortization of intangible assets	399	412	(3.16)%	1,223	1,085	12.72%
Mortgage servicing rights expense	603	325	85.54%	2,330	822	183.45%
Advertising, marketing and public relations	260	315	(17.46)%	802	974	(17.66)%
FDIC premium assessment	188	78	141.03%	436	318	37.11%
Professional services	434	561	(22.64)%	1,391	1,961	(29.07)%
Gains on repossessed assets, net	(105)	(16)	(556.25)%	(195)	(143)	(36.36)%
Other	737	3,409	(78.38)%	2,266	5,309	(57.32)%
Total non-interest expense	$10,724	$12,975	(17.35)%	$32,847	$32,258	1.83%

Non-interest expense (annualized) / Average assets	2.62%	3.54%	(25.95)%	2.78%	3.15%	(11.88)%
The growth in most line items for the nine months September 30 are due to the impact of the F&M acquisition on July 1, 2019.
Compensation expense, for the nine-month period ended September 30, 2020 was higher than the comparable prior year period due primarily to the impact of the F&M acquisition, and to a lesser extent, higher variable mortgage production compensation related to higher mortgage loan origination activity, primarily in the second and third quarter of 2020. Compensation expense for three months ended September 30, 2020 compared to September 30, 2019 was higher largely due to higher variable mortgage production compensation related to higher mortgage loan activity.
Data processing expense increases were due primarily to higher loan origination activity and larger deposit balances.
Mortgage servicing rights expense increased during the three and nine months ended September 30, 2020 by $278 and $1,508 respectively, compared to the comparable prior year periods. The Company recognized related impairment charges of $250 and $1,422 respectively in the three and nine-month periods ended September 30, 2020 compared to $100 and $210 for the three and nine months ended September 30, 2019, largely due to the impact of higher actual and forecasted prepayment rates. The remaining increase is due to higher amortization based on the current interest rate environment.
Professional services expenses were lower during the three months ended September 30, 2020 compared to the prior period due to merger costs in third quarter 2019. For the nine months ended September 30, 2020 compared to the comparable prior year periods, professional service expenses were lower primarily due to lower audit costs and third quarter 2019 acquisition costs. Higher 2019 audit costs were largely due to the transition period audit required due to the change in the Company’s fiscal year-end.
Other expenses for the three and nine-month period ended September 30, 2020 decreased compared to September 30, 2019, largely due to lower merger-related expenses.
Income Taxes. Income tax expense was $1,267 and $3,309 for the three and nine months ended September 30, 2020 compared to $430 and $2,252 for the three and nine months ended September 30, 2019. The impact of higher non-taxable municipal income in 2019 was offset by higher non-deductible merger costs, netting to approximately the same effective tax rates in both periods.

BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Cash and cash equivalents increased to $115.5 million at September 30, 2020 from $55.8 million at December 31, 2019. Deposit levels remain robust, while the Bank experienced loan growth primarily due to SBA PPP loan originations and chose to modestly shrink the investment portfolio due to current low yielding investment options. As such, the Company has chosen to maintain a higher level of liquidity.
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity. In the first quarter, the Bank sold approximately $10.7 million of fixed-rate mortgage-backed certificates, (“MBS”) and these were replaced with similar, lower premium MBS.
Securities available for sale, which represent the majority of our investment portfolio, were $150.9 million at September 30, 2020, compared with $180.1 million at December 31, 2019. The reduction in the AFS portfolio is due to maturities and calls of U.S government agency obligations. The maturities and calls in the corporate asset-based securities in 2020 were replaced with bank holding company issued subordinated debt of which the Bank purchased $7.3 million in the third quarter.
Securities held to maturity increased to $16.9 million at September 30, 2020, compared to $2.9 million at December 31, 2019. This increase was due to the purchase of agency mortgage-backed securities in the first quarter and third quarter of 2020.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Securities available for sale	Amortized Cost	Fair Value
September 30, 2020
U.S. government agency obligations	$34,059	$34,379
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	49,870	51,758
Corporate debt securities	15,211	15,364
Corporate asset-based securities	36,443	35,543
Trust preferred securities	13,938	13,724
Totals	$149,661	$150,908
December 31, 2019
U.S. government agency obligations	$52,020	$51,805
Obligations of states and political subdivisions	281	281
Mortgage backed securities	70,806	71,331
Corporate debt securities	18,776	18,725
Corporate asset-based securities	27,718	26,854
Trust preferred securities	11,167	11,123
Totals	$180,768	$180,119

The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Securities held to maturity	Amortized Cost	Fair Value
September 30, 2020
Obligations of states and political subdivisions	$300	$300
Mortgage-backed securities	16,627	16,933
Totals	$16,927	$17,233
December 31, 2019
Obligations of states and political subdivisions	$300	$302
Mortgage-backed securities	2,551	2,655
Totals	$2,851	$2,957

The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	September 30, 2020		December 31, 2019
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency	$83,929	$86,135	$122,826	$123,136
AAA	11,185	10,885	4,383	4,245
AA	25,398	24,798	23,475	22,749
A	6,909	7,019	18,776	18,725
BBB	22,240	22,071	11,167	11,123
Non-rated	—	—	141	141
Total available for sale securities	$149,661	$150,908	$180,768	$180,119
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	September 30, 2020		December 31, 2019
Securities held to maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$16,627	$16,933	$2,551	$2,655
AA	125	125	125	126
Non-rated	175	175	175	176
Total	$16,927	$17,233	$2,851	$2,957
At September 30, 2020, securities with a market value of $1.3 million were pledged against a line of credit with the Federal Reserve Bank of Minneapolis. As of September 30, 2020, this line of credit had a zero-outstanding balance. At September 30, 2020, the Bank has pledged mortgage-backed securities with a market value of $3.9 million and U.S. government agency securities with a market value of $0.6 million as collateral against municipal deposits. At September 30, 2020, the Bank also has mortgage-backed securities with a carrying value of $0.5 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $53 million, to $1.23 billion as of September 30, 2020, from $1.18 billion at December 31, 2019. This growth was due to the impact of the growth in the SBA PPP origination of $139.2 million, partially offset by the net remaining deferred origination fees of $4.0 million. This growth was partially offset by a reduction in acquired commercial loans and originated loan portfolio. In addition, residential mortgage loans and indirect consumer loans of $36.4 million and $11.0 million, respectively, decreased. The following table reflects the composition, or mix of our loan portfolio at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	Amount	Amount
Real estate loans:
Commercial/agricultural real estate
Commercial real estate	$500,673	$514,459
Agricultural real estate	73,143	85,363
Multi-family real estate	109,668	87,008
Construction and land development	89,338	86,410
Residential mortgage
Residential mortgage	141,854	176,332
Purchased HELOC loans	6,547	8,407
Total real estate loans	921,223	957,979
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	104,372	133,734
Agricultural operating	33,958	37,780
Consumer installment
Originated indirect paper	28,535	39,585
Other Consumer	14,630	18,186
Total C&I/Agricultural operating and Consumer installment Loans	181,495	229,285
Gross loans before C&I SBA PPP loans	1,102,718	1,187,264
SBA PPP loans	139,166	—
Gross loans	$1,241,884	$1,187,264
Unearned net deferred fees and costs and loans in process	(5,033)	(393)
Unamortized discount on acquired loans	(6,712)	(9,491)
Total loans (net of unearned income and deferred expense)	1,230,139	1,177,380
Allowance for loan losses	(14,836)	(10,320)
Total loans receivable, net	$1,215,303	$1,167,060
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At September 30, 2020, the Company had identified impaired loans of $51.7 million, consisting of $19.8 million TDR loans, the carrying amount of purchased credit impaired loans of $23.4 million and $8.5 million of substandard non-TDR loans. The $51.7 million total of impaired loans includes $12.6 million of performing TDR loans. At December 31, 2019, the Company had identified impaired loans of $63.2 million, consisting of $12.6 million TDR loans, the carrying amount of purchased credit impaired loans of $32.0 million and $18.6 million of substandard non-TDR loans. The $63.2 million total of impaired loans includes $5.4 million of performing TDR loans. At September 30, 2020 and December 31, 2019, we had 342 and 389 such impaired loans, respectively, all secured by real estate or personal property. Of the impaired loans, there were 19 individual loans where estimated fair value was less than their book value (i.e. we deemed impairment to exist) totaling $5.3 million for which $1.2 million in specific ALL was recorded as of September 30, 2020.
The allowance for loan and losses increased to $14.8 million at September 30, 2020 representing 1.21% of loans receivable, less the 100% SBA guaranteed PPP loans. A significant portion of the current loan portfolio includes loans purchased through whole bank acquisitions in recent years resulting in purchased credit impairments which are not included in the allowance for loan losses. The Allowance for loan losses was $10.3 million at December 31, 2019, representing 0.88% of loans receivable. The increase in the allowance was due to loan growth, increases in unallocated, increases in specific reserves on impaired loans and continued anticipation of pandemic-related adverse economic impacts, including various “Stay-at-Home Orders” which continued to result in temporary business closures, reduced operating capacity and uncertainty regarding potential future revenue and cash flows for certain businesses, including bank borrowers.

Allowance for Loan Losses to Loans, net of SBA PPP Loans
(in thousands, except ratios)

	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2019
Loans, end of period	$1,230,139	$1,281,175	$1,177,380	$1,134,708
SBA PPP loans, net of deferred fees	(135,177)	(132,800)	—	—
Loans, net of SBA PPP loans and deferred fees	$1,094,962	$1,148,375	$1,177,380	$1,134,708
Allowance for loan losses	$14,836	$13,373	$10,320	$9,177
ALL to loans net of SBA PPP loans and deferred fees	1.35%	1.16%	0.88%	0.81%
ALL to loans, end of period	1.21%	1.04%	0.88%	0.81%
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

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of nonaccrual and problem loans in order to minimize the Bank’s risk of loss. Nonperforming loans are defined as nonaccrual loans and restructured loans that were 90 days or more past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is discontinued on our loans according to the following schedule:
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

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	September 30, 2020 and Nine Months Then Ended	December 31, 2019 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$2,762	$5,705
Agricultural real estate	5,252	7,568
Commercial and industrial	853	1,850
Agricultural operating	1,651	1,702
Residential mortgage	2,536	2,063
Consumer installment	100	168
Total nonaccrual loans	$13,154	$19,056
Accruing loans past due 90 days or more	950	1,104
Total nonperforming loans (“NPLs”)	14,104	20,160
Other real estate owned	756	1,429
Other collateral owned	56	31
Total nonperforming assets (“NPAs”)	$14,916	$21,620
Troubled Debt Restructurings (“TDRs”)	$19,778	$12,594
Accruing TDR's	$12,579	$5,396
Nonaccrual TDRs	$7,199	$7,198
Average outstanding loan balance	$1,232,678	$1,074,952
Loans, end of period	$1,230,139	$1,177,380
Total assets, end of period	$1,622,593	$1,531,249
ALL, at beginning of period	$10,320	$7,604
Loans charged off:
Commercial/Agricultural real estate	—	(381)
C&I/Agricultural operating	(791)	—
Residential mortgage	(78)	(239)
Consumer installment	(126)	(291)
Total loans charged off	(995)	(911)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	149	3
C&I/Agricultural operating	33	1
Residential mortgage	20	5
Consumer installment	59	93
Total recoveries of loans previously charged off:	261	102
Net loans charged off (“NCOs”)	(734)	(809)
Additions to ALL via provision for loan losses charged to operations	5,250	3,525
ALL, at end of period	$14,836	$10,320
Ratios:
ALL to NCOs (annualized)	1,515.94%	1,275.65%
NCOs (annualized) to average loans	0.08%	0.08%
ALL to total loans	1.21%	0.88%
NPLs to total loans	1.15%	1.71%
NPAs to total assets	0.92%	1.41%

The following table shows the detail of non-performing assets by originated and acquired portfolios.

Nonperforming Originated / Acquired Assets
(in thousands, except ratios)

	September 30, 2020 and Three Months Ended	December 31, 2019 and Three Months Ended	September 30, 2019 and Three Months Ended
Nonperforming assets:
Originated nonperforming assets:
Nonaccrual loans	$3,255	$4,285	$4,816
Accruing loans past due 90 days or more	698	946	842
Total originated nonperforming loans (“NPL”)	3,953	5,231	5,658
Other real estate owned (“OREO”)	352	441	195
Other collateral owned	56	28	25
Total originated nonperforming assets (“NPAs”)	$4,361	$5,700	$5,878
Acquired nonperforming assets:
Nonaccrual loans	$9,899	$14,771	$14,206
Accruing loans past due 90 days or more	252	158	257
Total acquired nonperforming loans (“NPL”)	10,151	14,929	14,463
Other real estate owned (“OREO”)	404	988	1,153
Other collateral owned	—	3	—
Total acquired nonperforming assets (“NPAs”)	$10,555	$15,920	$15,616
Total nonperforming assets (“NPAs”)	$14,916	$21,620	$21,494
Loans, end of period	$1,230,139	$1,177,380	$1,124,378
Total assets, end of period	$1,622,593	$1,531,249	$1,475,364
Ratios:
Originated NPLs to total loans	0.32%	0.44%	0.50%
Acquired NPLs to total loans	0.83%	1.27%	1.29%
Originated NPAs to total assets	0.27%	0.37%	0.40%
Acquired NPAs to total assets	0.65%	1.04%	1.06%
Nonperforming assets decreased by $6.7 million to $14.9 million at September 30, 2020 from December 31, 2019. This decrease is largely due to reductions in acquired non-performing loans. Part of this reduction, included the return to accrual status of nonaccrual acquired loans totaling $1.7 million in the second quarter of 2020, based on their current payment status and history and in accordance with the Bank’s policy. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to nonperforming loans.

Nonaccrual Loans Roll forward:

	Quarter Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Balance, beginning of period	$14,787	$16,090	$19,056	$19,022	$13,612
Additions	716	1,907	1,811	2,641	1,493
Acquired nonaccrual loans	—	—	—	—	5,898
Charge offs	(141)	(175)	(452)	(198)	(134)
Transfers to OREO	(172)	—	(1,100)	(425)	(209)
Return to accrual status	(165)	(1,702)	(120)	(14)	(53)
Payments received	(1,744)	(1,292)	(2,887)	(1,957)	(1,539)
Other, net	(127)	(41)	(218)	(13)	(46)
Balance, end of period	$13,154	$14,787	$16,090	$19,056	$19,022
Nonaccrual TDR loans remained at $7.2 million at both September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019		September 30, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Commercial/Agricultural real estate	19	$5,480	14	$1,730	14	$2,202
C&I/Agricultural operating	5	3,868	2	366	4	478
Residential mortgage	42	3,178	40	3,233	39	3,137
Consumer installment	7	53	7	67	11	82
Total loans	73	$12,579	63	$5,396	68	$5,899
Classified assets decreased to $32.9 million at September 30, 2020, from $39.9 million at December 31, 2019 largely due to the reduction in nonperforming assets discussed above, with a modest increase in newly classified assets. Nonperforming assets decreased to $14.9 million or 0.92% of total assets at September 30, 2020 compared to $21.6 million or 1.41% of total assets at December 31, 2019. Included in nonperforming assets at September 30, 2020 are $10.6 million of nonperforming assets acquired during recent whole-bank acquisitions.
The table below shows a summary of the decrease in substandard loans by quarter since the first impact of the F&M acquisition on September 30, 2019 levels. While special mention loans increased in the first quarter of 2020 and more modestly in the second quarter of 2020, the balances decreased in the third quarter of 2020 due to resolution. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for additional information.

	(in thousands)
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Special mention loan balances	$7,777	$19,958	$19,387	$10,856	$12,959
Substandard loan balances	32,922	35,911	38,393	39,892	38,527
Criticized loans, end of period	$40,699	$55,869	$57,780	$50,748	$51,486
Hotels and restaurants represent our portfolio’s two industry sectors most directly and adversely affected by the recent pandemic and related government actions. These sector loans totaled approximately $102 million and $39 million, respectively at September 30, 2020. The weighted-average loan-to-value percentage and debt service coverage ratio on these hotel industry sector loans was 58% and 2.2 times. Approximately $18 million of restaurant sector loans are to franchise quick-service restaurants.

As of September 30, 2020, the Bank had $126.7 million of loan modifications remaining due to pandemic-related borrower requests. Approximately $50 million of modifications are scheduled to resume their regular principal and interest payments in the fourth quarter. Hotel industry sector loans represent approximately $70 million of the approved deferrals projected at December 31, 2020. Of these, $48 million represent a second deferral under the CARES ACT, with the customer making an interest only payment and the Bank generally receives the reserve accounts pledge. While the Company has no indication that any of the modified credits are specifically impaired, additional risk and uncertainty inherent in the current pandemic-affected environment has been considered. See “Allowance for Loan Losses” section above for discussion of pandemic-related qualitative factor, and related provision for loan losses.
The table below shows the changes in the Bank’s non-accretable difference on purchased credit impaired loans. Payoffs of purchased credit impaired loans, including selected nonaccrual loans discussed above resulted in associated non-accretable differences being realized as interest income as shown below. The Bank has transferred non-accretable difference on purchased credit impaired loans to accretable loan discount as collateral coverage improved sufficiently, due to a combination of principal paydowns and/or improving collateral positions. This transferred accretion is accreted over the remaining contractual term of the loan or until payoff, whichever is shorter.
Non-accretable Difference:

	(in thousands)
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Non-accretable difference, beginning of period	$3,355	$4,327	$6,290	$6,737	$3,889
Additions to non-accretable difference for acquired purchased credit impaired loans	—	—	—	(170)	2,898
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(130)	(196)	(1,043)	(271)	(50)
Transfers from non-accretable difference to accretable discount.	(1,294)	(741)	(669)	—	—
Non-accretable difference used to reduce loan principal balance	(270)	(35)	—	—	—
Non-accretable difference transferred to OREO due to loan foreclosure	—	—	(251)	(6)	—
Non-accretable difference, end of period	$1,661	$3,355	$4,327	$6,290	$6,737
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
The fair market value of the Company’s MSR asset decreased from $4.3 million at December 31, 2019 to $3.5 million at September 30, 2020, primarily due to $1.4 million of impairment recorded on the MSR asset due to the impact of higher prepayment activity and partially offset by increased capitalized servicing on newly sold mortgage originations. The unpaid balances of one- to four-family residential real estate loans serviced for others as of September 30, 2020 and December 31, 2019 were $555.7 million and $524.7 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at September 30, 2020 and December 31, 2019 was 0.63% and 0.82%, respectively.
Deposits. Deposits increased $75.0 million to $1.271 billion at September 30, 2020, from $1.196 billion at December 31, 2019. The strong non-maturity deposit growth allowed the Company to reduce reliance on higher cost brokered and institutional deposits. This planned reduction in brokered and institutional deposits resulted in a reduction to $3.3 million at September 30, 2020 from $50.4 million at December 31, 2019. Additionally, retail certificates of deposit decreased by $28 million as the Company chose not to match higher rate local retail certificate competition.

The following is a summary of deposits by type at September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
Non-interest bearing demand deposits	$229,217	$168,157
Interest bearing demand deposits	279,648	223,102
Savings accounts	191,511	156,599
Money market accounts	246,651	246,430
Certificate accounts	323,751	401,414
Total deposits	$1,270,778	$1,195,702
Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. FHLB advances were $124.5 million as of September 30, 2020 and $131.0 million as of December 31, 2019, as we continue to utilize these advances, as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to manage the Bank’s cost of funds. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of September 30, 2020 is approximately $105.9 million.
In the quarter ended June 30, the Bank’s origination of SBA PPP loans allowed the Bank to gain access to the Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“PPPLF”), whereby the Bank can pledged SBA PPP loans, by day of origination, up to the contractual maturity of the Bank’s SBA PPP loans with no collateral haircut. The Bank borrowed twice under this facility in the second quarter of 2020. Due to the strong growth in non-maturity deposits discussed above, the Bank had no outstanding borrowings under this facility at June 30, 2020 or at any time during the quarter ending September 30, 2020. The Bank could borrow $139.2 million under this facility in 2020.
During the first quarter of 2020, the Bank added $12.5 million of 10-year maturity advances that can be called or replaced by the FHLB on a quarterly basis, beginning approximately three months from the initial advance. At September 30, 2020 and December 31, 2019, the Bank had $55 million and $42.5 million, respectively, of these 10-year, three-month callable advances.
In the first quarter of 2020, the Bank extended overnight advances with $5 million maturing in each quarter of 2023 and 2024, and $5 million maturing in the first quarter of 2025. See Note 7, “Federal Home Loan Bank and Federal Reserve Bank Advances and Other Borrowings” for more information.
At September 30, 2020, the Bank has pledged $682.0 million of loans to secure the current FHLB outstanding advances, letters of credit and to provide the unused borrowing capacity compared to $792.9 million of loans pledged at December 31, 2019.
In August 2020, the Company issued ten-year, 6% fixed to floating subordinated notes totaling $15 million. The notes have a five-year non-call feature.
Stockholders’ Equity. Total stockholders’ equity increased to $157.3 million at September 30, 2020 from $150.6 million at December 31, 2019, largely due to net income of $9.2 million. This increase was offset by the annual cash dividend paid to common stockholders of $2.4 million during the first quarter of 2020. Additionally, during the first quarter, the Company repurchased 156,000 shares of its common stock at a cost of $1.8 million under the Company’s stock buyback authorization. On March 20, 2020, the Company announced the Board of Directors had suspended this stock buyback authorization and on July 27, 2020, the Board of Directors terminated the stock buyback authorization, which was previously scheduled to expire on September 30, 2020.
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; short-term investments; and borrowings. We use our sources of funds primarily to meet ongoing commitments, to pay non-renewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At September 30, 2020, our on-balance sheet liquidity ratio was 16.2%. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank’s control, including general interest rates, economic conditions and competition. Although $216.9 million of our $323.8 million (67%) CD portfolio as of September 30, 2020 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate may decrease in the future. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and correspondent banks We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of September 30, 2020, we had approximately $105.9 million available under this arrangement, supported by loan collateral, as compared to $203.9 million at December 31, 2019. In the quarter ended June 30, 2020, the Bank’s origination of SBA PPP loans allowed the Bank to gain access to the Federal Reserve’s PPPLF facility, whereby the Bank can pledge SBA PPP loans, by day of origination, up to the contractual maturity of the Bank’s SBA PPP loans with no collateral haircut. Due to the strong growth in non-maturity deposits discussed above, the Bank had no outstanding borrowing under this facility at June 30, 2020 or at any time during the quarter ended September 30, 2020. The Bank could borrow $139.2 million under this facility at September 30, 2020. As the SBA PPP loans are forgiven, the collateral will reduce and our borrowing capacity under this facility will be reduced.
We maintain a line of credit with the Federal Reserve Bank which has a $1.0 million capacity, based on our current pledged collateral position. Additionally, we have $25.0 million of uncommitted federal funds purchased lines of credit, as well as a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
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
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2020, the Company had $260.8 million in unused commitments, compared to $246.7 million in unused commitments as of December 31, 2019.
Capital Resources. As of September 30, 2020, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2020 (Unaudited)
Total capital (to risk weighted assets)	$170,610	15.0%	$91,021	> =	8.0%	$113,776	> =	10.0%
Tier 1 capital (to risk weighted assets)	156,388	13.7%	68,266	> =	6.0%	91,021	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	156,388	13.7%	51,199	> =	4.5%	73,955	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	156,388	9.9%	63,465	> =	4.0%	79,331	> =	5.0%
As of December 31, 2019 (Audited)
Total capital (to risk weighted assets)	$160,302	13.1%	$98,174	> =	8.0%	$122,718	> =	10.0%
Tier 1 capital (to risk weighted assets)	149,982	12.2%	73,631	> =	6.0%	98,174	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	149,982	12.2%	55,223	> =	4.5%	79,767	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	149,982	10.4%	57,834	> =	4.0%	72,293	> =	5.0%

At September 30, 2020, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of September 30, 2020 (Unaudited)
Total capital (to risk weighted assets)	$163,250	14.3%	$91,021	> =	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	119,028	10.5%	68,266	> =	6.0%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	119,028	10.5%	51,199	> =	4.5%	N/A	N/A
Tier 1 leverage ratio (to adjusted total assets)	119,028	7.5%	63,465	> =	4.0%	N/A	N/A
As of December 31, 2019 (Audited)
Total capital (to risk weighted assets)	$137,259	11.2%	$98,174	> =	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	111,939	9.1%	73,631	> =	6.0%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	111,939	9.1%	55,223	> =	4.5%	N/A	N/A
Tier 1 leverage ratio (to adjusted total assets)	111,939	7.7%	57,834	> =	4.0%	N/A	N/A
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:
•originating shorter-term secured commercial, agricultural and consumer loan maturities;
•originating variable rate commercial and agricultural loans;
•managing our exposure to changes in interest rates, including, but not limited to the sale of longer-term fixed-rate residential loans in the secondary market with retained servicing;
•originating balloon mortgage loans with a term of five years or less to minimize the impact of sudden rate changes;
•managing our funding needs by utilizing core deposits, brokered certificates of deposits and borrowings as appropriate to extend terms and lock in fixed interest rates;
•reducing non-interest expense and managing our efficiency ratio by implementing technologies to enhance customer service and increase employee productivity; and
•realigning supervision and control of our branch network by modifying their configuration, staffing, locations and reporting structure to focus resources on our most productive markets.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.
The following table sets forth, at September 30, 2020 and December 31, 2019 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of September 30, 2020 and December 31, 2019, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2020	At December 31, 2019

+300 bp	7%	1%
+200 bp	4%	2%
+100 bp	1%	1%
-100 bp	11%	(2)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2020 and December 31, 2019.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2020	At December 31, 2019

+300 bp	4%	(5)%
+200 bp	3%	(4)%
+100 bp	1%	(2)%
-100 bp	—%	1%
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

ITEM 4.CONTROLS AND PROCEDURES
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2020, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at reaching a level of reasonable assurance.

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
Item 1.LEGAL PROCEEDINGS
In the normal course of business, the Company and/or the Bank occasionally become involved in other various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.RISK FACTORS
The Company is providing the disclosure below and supplementing the risk factors described in “Risk Factors” in Item 1A of our 2019 10-K and Item 1A of our Forms 10-Q for the quarters ended March 31, 2020 and June 30, 2020 with the risk factors set forth below. The information in this Form 10-Q should be read in conjunction with the risk factors described on our 2019 10-K and the information under “Forward-Looking Statements” in this Form 10-Q and in our 2019 10-K.
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
In particular, the COVID-19 (also referred to as novel coronavirus) outbreak, which has been declared a global pandemic by the World Health Organization, has significantly and negatively impacted financial markets and economic conditions in our markets, the United States and globally. Recently, Minnesota and Wisconsin have been experiencing an increase in COVID-19 cases, which could further impact conditions in our markets. As a result, consumer confidence and consumer credit factors have been, and may be further, negatively impacted. Consequently, our business, financial condition and results of operations has been and could be further significantly and adversely affected. See also “The COVID-19 pandemic could have an adverse impact on our financial condition and our results of operations and other aspects of our business.”
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
We are subject to lending risk. There are inherent risks associated with our lending activities. These risks include the impact of changes in interest rates and changes in the economic conditions in the markets we serve, as well as those across the United States. An increase in interest rates or weakening economic conditions (such as high levels of unemployment), including weakening economic conditions as a result of the COVID-19 pandemic, has and could further adversely impact the ability of borrowers to repay outstanding loans, or could substantially weaken the value of collateral securing those loans. As of September 30, 2020, the Bank had $126.7 million of loan modifications remaining due to pandemic-related borrower requests. See “Allowance for Loan Losses” for discussion of COVID-19 qualitative factors, and related provision for loan losses. Downward pressure on real estate values could increase the potential for problem loans and thus have a direct impact on our consolidated results of operations. See also “The COVID-19 pandemic could have an adverse impact on our financial condition and our results of operations and other aspects of our business.”
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
We participate as an approved lender pursuant to the Paycheck Protection Program, which was established under the congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The Paycheck Protection Program gives small businesses and self-employed individuals guaranteed loans and loan forgiveness to stay in business during the COVID-19 pandemic, subject to certain requirements. As an SBA-approved lender, we secured more than $139 million in authorized funding for our customers under the Paycheck Protection Program. As a result of factors including the fact that the Paycheck Protection Program is a new program that was created urgently in response to the COVID-19 outbreak, lenders and customers have experienced, and may experience further, challenges in the administration and debt forgiveness process.
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
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)Not applicable.

Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Not applicable.

Item 6.EXHIBITS
(a) Exhibits

4.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on August 27, 2020 (File No. 001-33003)).
4.2	Form of Subordinated Note (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on August 27, 2020 (File No. 001-33003)).
10.1	Business Note, dated October 22, 2020, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (filed herewith).
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: November 6, 2020	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: November 6, 2020	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer