Form 10-K
period 2020-12-31
Citizens Community Bancorp Inc.
filed 2021-03-08
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange
Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price as of June 30, 2020, was approximately $73.0 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At March 8, 2021 there were 10,900,342 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-K
December 31, 2020

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
In this Annual Report, the periods presented are the fiscal years ended December 31, 2020 (which we sometimes refer to in this Annual Report as “fiscal 2020”) and December 31, 2019 (which we sometimes refer to in this Annual Report as “fiscal 2019”).

PART 1
ITEM 1. BUSINESS
General
Citizens Community Bancorp, Inc. (the “Company”) is a Maryland corporation organized in 2004. The Company is a bank holding company and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and by the Federal Reserve Bank. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal N.A. (the “Bank”), and providing commercial, agricultural and consumer banking activities through the Bank. At December 31, 2020, we had approximately $1.65 billion in total assets, $1.30 billion in deposits, and $160.6 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share, per share and capital ratio amounts, are stated in thousands.
Citizens Community Federal N.A.
The Bank is a federally chartered National Bank serving customers in Wisconsin and Minnesota through 25 full-service branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one-to-four family residential mortgages.
Acquisitions
On August 18, 2017, the Company completed its merger with Wells Financial Corporation (“WFC”), pursuant to the merger agreement, dated March 17, 2017. At that time, the separate corporate existence of WFC ceased, and the Company survived the merger. In connection with the merger, the Company caused Wells Federal Bank to merge with and into the Bank, with the Bank surviving the merger. The merger expanded the Bank's market share in Mankato and southern Minnesota, along with expanded services through Wells Insurance Agency, Inc. (“WIA”). WIA provided insurance products to the Bank’s customers and was sold on June 30, 2020.
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
On January 21, 2019, the Company and F&M Merger Sub, Inc., a newly formed Minnesota corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F. & M. Bancorp. of Tomah, Inc., a Wisconsin corporation (“F&M”). On July 1, 2019, the Company closed on the acquisition of F&M and completed the related data systems conversion on July 14, 2019. F. & M. Investment Corp. of Tomah was a wholly owned subsidiary of the Bank that was formerly utilized by F&M to manage its municipal bond portfolio and has been dissolved. See Note 2, “Acquisitions” for additional information.
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
Lending Activities
We offer a variety of loan products including commercial real estate loans, commercial and industrial (C&I) loans, agricultural real estate loans, agricultural operating loans, residential mortgages, home equity lines-of-credit and consumer loans. We make real estate, consumer, commercial and agricultural loans in accordance with the basic lending policies established by Bank management and approved by our Board of Directors. We focus our lending activities on individual consumers and small commercial borrowers within our market areas. Our lending has been historically concentrated primarily within Wisconsin and Minnesota. Competitive and economic pressures exist in our lending markets, and recent and any future developments in (a) the general economy, (b) real estate lending markets, and (c) the banking regulatory environment could have a material adverse effect on our business and operations. These factors may impact the credit quality of our existing loan portfolio, or adversely impact our ability to originate sufficient high quality loans in the future.
Our total gross outstanding loans, before net deferred loan costs and unamortized discounts on acquired loans, as of December 31, 2020, were $1.25 billion, consisting of $797.1 million in commercial agricultural real estate loans, $273.0 million in C&I/agricultural operating loans, $137.6 million in residential mortgage loans and $39.1 million in consumer installment loans. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis” for further analysis of our loan portfolio.
Investment Activities
We maintain a portfolio of investments, consisting primarily of mortgage-backed securities, corporate asset-backed securities, U.S. Government sponsored agency securities, corporate debt securities and trust preferred securities. We attempt to balance our portfolio to manage interest rate risk, regulatory requirements, and liquidity needs while providing an appropriate rate of return commensurate with the risk of the investment. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis Investment Securities” for further analysis of our investment portfolio.
Deposits and Other Sources of Funds
General. The Company’s primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short- term investments; and funds provided from operations.
Deposits. We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2020, our total deposits were $1.30 billion including interest bearing deposits of $1.06 billion and non-interest bearing deposits of $0.24 billion.
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
The following is a brief summary of material statutes and regulations that affect the Company and the Bank. The following summary is not a complete discussion or analysis and is qualified in its entirety by reference to the statutes and regulations summarized below. The laws and regulations applicable to the Company and the Bank are subject to change. The likelihood and timing of any changes, and the impact such changes may have on the Company and the Bank, are difficult to predict, although it is expected that the recent change in administrations at the federal level will lead to changes over the next several years. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to the Company or the Bank. All of the forgoing may have a material adverse effect on our business, operations, and earnings.
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
Section 404 of SOX requires management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting. Since the Company has become an “accelerated filer”, we have become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the Company’s internal control over financial reporting and the operating effectiveness of these controls, making the public reporting process more costly. The Company has incurred, and expects to continue to incur, costs in connection with its on-going compliance with Section 404.
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
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person or group may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. The Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, the CBCA prohibits any entity from acquiring 25% (the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. On January 31, 2020, the Federal Reserve Board approved the issuance of a final rule (which became effective October 1, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of non-control that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of non-control. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.
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
Privacy Restrictions
The Gramm-Leach-Bliley Act of 1999 (“GLBA”), in addition to making changes to permissible non-banking activities in which banks are permitted to engage, also requires financial institutions in the U.S. to provide certain privacy disclosures to customers and consumers, to comply with certain restrictions on sharing and usage of personally identifiable information, and to implement and maintain commercially reasonable customer information safeguarding standards.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago based on activity and membership requirements. As of December 31, 2020, the Bank had $7.3 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock.
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
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act of 2017 (“Tax Act”), enacted on December 22, 2017, reduces corporate Federal income tax rates for the Company from 34% to 24.5% for 2018, and 21% for 2019 and 2020. The Company anticipates that this tax rate change should reduce its federal income tax liability in future years, but the Company did recognize certain effects of the tax law changes related to the revaluation of the deferred tax assets to both the revaluation of timing differences and the unrealized loss on securities. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Estimates Income Taxes.”
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

Human Capital
We are focused on the success, health and long-term growth and development of our employees and our objective is to attract and reward individuals with the talent and skills to help support our business objectives. Our employees are integral to the success of our business, particularly because most are customer-facing on behalf of our Company. Our ability to develop and retain our customers depends on the integrity, capabilities and knowledge of our employees.
Therefore, in order to compete effectively and continue to provide best in class service to our customers, we must attract, retain and motivate our employees. We believe our human capital efforts, which include employee training, employee health and benefits packages, and engaging employees in volunteer activities in the communities that we serve, all contribute to our success in attracting, retaining and motivating strong employee talent.
At March 8, 2021, we had 234 full-time employees and 251 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.
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
RISKS RELATED TO ECONOMIC CONDITIONS
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
In particular, the COVID-19 pandemic, restrictions intended to prevent and mitigate its spread, challenges related to vaccination rollout and new variants of the virus has and is expected to continue to (and the future outbreak of other highly infectious or contagious diseases likely would) significantly and negatively impact financial markets and economic conditions in our markets, the United States and globally. As a result, consumer confidence and consumer credit factors have been, and may be further, negatively impacted. Consequently, our business, financial condition and results of operations have been and could be further significantly and adversely affected. See also “The COVID-19 pandemic is expected to continue to cause adverse economic conditions and could have an adverse impact on our financial condition and our results of operations and other aspects of our business.”
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
The COVID-19 pandemic is expected to continue to cause adverse economic conditions and could have an adverse impact on our financial condition and our results of operations and other aspects of our business.
We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it may lead to a global recession. These conditions are expected to continue and worsen in the near term. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the long term effects that the COVID-19 pandemic could have on our business. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, liquidity or prospects will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain or address its impact.
While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic and such measures may not adequately predict the impact on our business from such events. Currently, many of our employees have been working remotely for an extended period of time. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
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
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
We are subject to interest rate risk. Through our banking subsidiary, the Bank, our profitability depends in large part on our net interest income, which is the difference between interest earned from interest earning assets, such as loans and mortgage-backed securities, and interest paid on interest bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increase faster than the interest earned on loans and investments. As a result of the economic impacts of the COVID-19 pandemic, interest rates in the United States have been reduced, and may be even further reduced. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time due to many factors that are beyond our control, including but not limited to: general economic conditions and government policy decisions, especially policies of the Federal Reserve Bank. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk. In particular, reduced interest rates negatively impact our results of operations. See also “The COVID-19 pandemic is expected to continue to cause adverse economic conditions and could have an adverse impact on our financial condition and our results of operations and other aspects of our business.”
We are subject to lending risk. There are inherent risks associated with our lending activities. These risks include the impact of changes in interest rates and changes in the economic conditions in the markets we serve, as well as those across the United States. An increase in interest rates or weakening economic conditions (such as high levels of unemployment), including weakening economic conditions as a result of the COVID-19 pandemic, has and could further adversely impact the ability of borrowers to repay outstanding loans, or could substantially weaken the value of collateral securing those loans. As of December 31, 2020, the Bank had $61.0 million of loan modifications remaining due to pandemic-related borrower requests. See “Allowance for Loan Losses” for discussion of COVID-19 qualitative factors, and related provision for loan losses. Downward pressure on real estate values could increase the potential for problem loans and thus have a direct impact on our consolidated results of operations. See also “The COVID-19 pandemic pandemic is expected to continue to cause adverse economic conditions and could have an adverse impact on our financial condition and our results of operations and other aspects of our business.”

We are subject to higher lending risks with respect to our commercial and agricultural banking activities which could adversely affect our financial condition and results of operations. Our loans include commercial and agricultural loans, which include loans secured by real estate as well as loans secured by personal property. Commercial real estate lending, including agricultural loans, typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Agricultural operating loans carry significant risks as they may involve larger balances concentrated with a single borrower or group of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan for which an operating loan is utilized. Farming operations may be affected by factors outside of the borrower’s control, including adverse weather conditions, such as drought, hail or floods that can severely limit crop yields and declines in market prices for agricultural products. Although the Bank manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks will not materialize, in which event, our financial condition, results of operations, cash flows and business prospects could be materially adversely affected.
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
Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At December 31, 2020, $144.2 million of our securities, were classified as available for sale and $43.6 million were classified as held to maturity. The estimated fair value of our available for sale securities portfolio may increase or decrease depending on market conditions. Our available for sale securities portfolio is comprised of fixed-rate, and to a lesser extent, floating rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our available for sale securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.
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
We have, in the past, recorded other than temporary impairment (“OTTI”) charges, principally arising from investments in non-agency mortgage-backed securities. We do not currently hold any non-agency mortgage-backed securities. We continue to monitor our securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges related to securities in the future. Future OTTI charges would cause decreases to both Tier 1 and Risk-based capital levels which may expose the Company and/or the Bank to additional regulatory restrictions.

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
Acquisition and expansion activities may disrupt our business, dilute existing stockholders and adversely affect our operating results. We acquired F&M in July 2019, United Bank in October 2018, WFC in August 2017 and CBN in May 2016. We intend to continue to evaluate potential acquisitions and expansion opportunities in the normal course of our business. Although the integration of F&M, United Bank, WFC and CBN have been successfully completed, we cannot assure you that we will be able to adequately or profitably manage the ongoing integration of any such future acquisitions. Acquiring other banks or financial service companies, as well as other geographic and product expansion activities, involve various risks including:
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
The Company is a legal entity separate and distinct from the Bank. As a bank holding company, the Company is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
The ability of the Bank to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. The Bank may not be able to generate adequate cash flow to pay us dividends in the future. The Company’s ability to pay dividends is also subject to the terms of its Subordinated Note Purchase Agreement dated August 27, 2020 and Business Note Agreement dated August 1, 2018, each of which prohibits the Company from declaring or paying dividends while an event of default has occurred and is continuing under each respective agreement. The Company has pledged 100% of Bank stock as collateral for the loan and credit facilities provided for by the Business Note Agreement. The inability to receive dividends from the Bank could have an adverse effect on our business and financial condition.
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
Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 10,356,276 shares of our common stock held by nonaffiliates as of March 8, 2021. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.
REGULATORY AND COMPLIANCE RISKS
A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. The FASB extended the effective date of CECL from January 2021 to January 2023 for smaller reporting companies such as the Company. Once effective, this will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses.Banking regulators expect the new accounting standard will increase the allowance for loan losses. Any change in the allowance for loan losses at the time of adoption will be an adjustment to retained earnings and would change the Bank’s capital levels. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
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
Federal law restricts the amount of voting stock of a bank holding company or a bank, that a person or group may acquire, without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. Under the BHCA and Federal Reserve guidance thereunder, a person or group will be presumed to control a bank holding company if they acquire a certain percentage of the bank holding company or if one or more other control factors are present. On January 31, 2020, the Federal Reserve Board approved the issuance of a final rule (which became effective October 1, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence. The overall effect of the BHCA is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other non-bank companies. Investors should be aware of these requirements when acquiring shares of our stock.
We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.
The Basel III Rules, which became effective for us on January 1, 2015, included new minimum risk-based capital and leverage ratios and refined the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The

Basel III Rules also established a “capital conservation buffer” of 2.5%. The 2.5% capital conservation buffer was phased in incrementally over time, and became effective for us on January 1, 2019, resulting in the following minimum capital plus capital conservation buffer ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. The application of more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the Basel III Rules could result in our having to lengthen the term of our funding sources, change our business models or increase our holdings of liquid assets. Specifically, the Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit the Company’s ability to pay dividends to stockholders.
We are subject to increases in FDIC insurance premiums and special assessments by the FDIC, which will adversely affect our earnings. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. For example, during 2008 and 2009, higher levels of bank failures dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. The Dodd-Frank Wall Street Reform and Consumer Protection Act, in part, permanently raised the current standard maximum deposit insurance amount to $250,000 per customer (up from $100,000). These programs placed additional stress on the Deposit Insurance Fund. In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC increased assessment rates of the insured institutions. If additional bank or financial institution failures increase, or if the cost of resolving prior failures exceeds expectations, we may be required to pay even higher FDIC premiums than the current levels. Any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.
Our reporting obligations as a public company are costly. Reporting requirements of a public company change depending on the reporting classification in which the Company falls as of the end of its second quarter of each fiscal year. The Company is currently a “smaller reporting company” which allows us to provide certain simplified and scaled disclosures in our filings. We will remain a smaller reporting company for so long as the market value of the Company’s common stock held by non-affiliates as of the end of its most recently completed second fiscal quarter is less than $250 million, or as of the same period the Company’s annual revenues are less than $100 million and its public float is less than $700 million. Historically, we have been categorized as a smaller reporting company and an “accelerated filer” and, thus, subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting. On March 12, 2020, the SEC adopted amendments to the accelerated filer definitions in Rule 12b-2 under the Securities Exchange Act of 1934. Under the new definitions, a smaller reporting company with less than $100 million in revenue that previously met the definition of an accelerated filer, like the Company, will now be considered a “non-accelerated” filer and will not be required to obtain an attestation of their internal control over financial reporting as required under Section 404(b) of the Sarbanes-Oxley Act and will not be required to comply with the shorter SEC filing deadlines that apply to accelerated filers. As such, the Company is not subject to Section 404(b) of the Sarbanes-Oxley Act. However, if the Company’s revenues increase above $100 million, we would again become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act, making the public reporting process more costly.
Changes in federal or state tax laws could adversely affect our business, financial condition and results of operations. Our business, financial condition and results of operations are impacted by tax policy implemented at the federal and state level. The Tax Act was enacted in December 2017. Among other things, the Tax Act reduces the corporate federal income tax rate for the Company from 34 percent to 24.5 percent for 2018, and 21 percent for 2019 and 2020, which would result in changes in the valuation of deferred tax asset and liabilities, and includes a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. We revalued our net deferred tax assets to account for the future impact of the lower corporate tax rates. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could reduce our profitability and materially adversely affect our business, financial condition and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases its main administrative offices located at 2174 EastRidge Center, Eau Claire, WI 54701. At December 31, 2020, the Bank had a total of 25 full-service branch offices located in the Wisconsin cities of Altoona, Barron, Eau Claire, Ellsworth, Ettrick, Ladysmith, Lake Hallie, Mondovi, Osseo, Rice Lake (2), Spooner, Strum and
Tomah (2); and the Minnesota cities of Albert Lea, Blue Earth, Fairmont, Faribault, Mankato, Oakdale, Red Wing, St. James, St. Peter and Wells. Of these, the Bank owns 20 and leases the remaining 5 branch offices. Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs. For more information on our properties and equipment, see Note 6, Office Properties and Equipment of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information on our leases, see Note 8, Leases of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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
We had approximately 626 stockholders of record at March 8, 2021. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
Dividends
The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. During the continuance of an event of default under its Subordinated Note Purchase Agreement entered into with certain accredited purchasers in August 2020, the Company would be restricted from declaring or paying any dividends on its capital stock. In determining the payment of cash dividends, our Board of Directors considers our earnings, capital and debt servicing requirements, the financial ratio guidelines of our regulators, our financial condition and other relevant factors.
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

Purchases of Equity Securities by the Issuer
On November 30, 2020, the Board of Directors approved a stock repurchase program. Under this program the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of November 30, 2020, or 557,728 shares, from time to time. The table below shows information about our repurchases of our common stock during the period beginning on November 30, 2020 (the date on which the plan was adopted) and ending on December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 30, 2020 - November 30, 2020	—	$—	—	557,728
December 1, 2020 - December 31, 2020	97,765	$10.00	97,765	459,963
Total	97,765	$10.00	97,765

ITEM 6. SELECTED FINANCIAL DATA
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth selected historical financial and other data of the Company for the years and at the dates indicated. The information at December 31, 2020 and December 31, 2019, and for the twelve months ended December 31, 2020 and December 31, 2019 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of the Company that appear in this Annual Report on Form 10-K. The information at December 31, 2018, September 30, 2018 and September 30, 2017 and for the three month transition period ended December 31, 2018, and for the twelve months ended September 30, 2018 and 2017 is derived in part from audited financial statements that do not appear in this Annual Report on Form 10-K. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8., “Financial Statements and Supplementary Data” included in this Form 10-K. See discussion of the Company’s acquisitions in Item 1., “Business”, in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 2. “Acquisition” in the consolidated financial statements.

	Year ended December 31,	Year ended December 31,	Three month transition period ended December 31,
	2020	2019	2018
Selected Results of Operations Data:
Interest income	$64,527	$60,423	$13,047
Interest expense	14,272	16,910	3,007
Net interest income	50,255	43,513	10,040
Provision for loan losses	7,750	3,525	950
Net interest income after provision for loan losses	42,505	39,988	9,090
Gain on sale of loans, loan servicing income and fees and service charges	14,066	8,649	1,790
Other non-interest income	4,382	6,326	736
Non-interest income	18,448	14,975	2,526
Non-interest expense	43,673	42,686	9,794
Income before provision for income taxes	17,280	12,277	1,822
Income tax provision	4,555	2,814	561
Net income	$12,725	$9,463	$1,261
Per Share Data: (1)
Net income per share (basic) (1)	$1.14	$0.85	$0.12
Net income per share (diluted) (1)	$1.14	$0.85	$0.12
Cash dividends per common share	$0.21	$0.20	$—
Book value per share at end of period	$14.52	$13.36	$12.62
Tangible book value per share at end of period	$11.18	$9.89	$9.03

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

	As of, or for the
	Year ended December 31,	Year ended December 31,	Three month transition period ended December 31,
	2020	2019	2018
Selected Financial Condition Data:
Total assets	$1,649,095	$1,531,249	$1,287,924
Investment securities	$187,784	$182,970	$151,575
Loans receivable	$1,237,581	$1,177,380	$992,556
Total deposits	$1,295,256	$1,195,702	$1,007,512
FHLB short-term borrowings and borrowings maturing within twelve months, net of unamortized discount	$7,968	$73,471	$98,813
Other FHLB borrowings	$115,530	$57,500	$11,000
Other borrowings	$58,328	$43,560	$24,647
Total shareholders’ equity	$160,564	$150,553	$138,187
Weighted average basic common shares outstanding	11,161,551	11,114,328	10,942,920
Weighted average diluted common shares outstanding	11,161,811	11,121,289	10,967,386
Performance Ratios:
Return on average assets	0.80%	0.68%	0.42%
Return on average total shareholders’ equity	8.29%	6.59%	3.65%
Net interest margin (2)	3.40%	3.37%	3.56%
Net interest spread (2)
Average during period	3.20%	3.13%	3.32%
End of period	3.18%	3.46%	3.68%
Net overhead ratio (3)	1.58%	1.98%	2.44%
Average loan-to-average deposit ratio	98.97%	98.55%	94.99%
Average interest bearing assets to average interest bearing liabilities	120.13%	118.35%	122.68%
Efficiency ratio (4)	63.57%	72.98%	77.94%
Asset Quality Ratios:
Non-performing loans to total loans (5)	0.92%	1.71%	0.82%
Allowance for loan losses to:
Total loans (net of unearned income)	1.38%	0.88%	0.77%
Non-performing loans (5)	150.38%	51.19%	93.99%
Net charge-offs to average loans	0.08%	0.08%	0.04%
Non-performing assets to total assets (5)	0.70%	1.41%	0.83%
Capital Ratios:
Shareholders’ equity to assets (6)	9.74%	9.83%	10.73%
Average equity to average assets (6)	9.63%	10.26%	11.52%
Tier 1 capital (leverage ratio) (7)	9.9%	10.4%	9.7%
Total risk-based capital (7)	14.7%	13.1%	12.7%

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

	Years ended September 30, (dollars in thousands, except per share data)
	2018	2017
Selected Results of Operations Data:
Interest income	$38,896	$27,878
Interest expense	8,593	5,610
Net interest income	30,303	22,268
Provision for loan losses	1,300	319
Net interest income after provision for loan losses	29,003	21,949
Gain on sale of loans, loan servicing income and fees and service charges	4,635	2,937
Net (loss) gain on sale of available for sale securities	(17)	111
Other non-interest income	2,752	1,703
Non-interest income	7,370	4,751
Non-interest expense	29,764	22,878
Income before provision for income taxes	6,609	3,822
Income tax provision	2,326	1,323
Net income	$4,283	$2,499
Per Share Data: (1)
Net income per share (basic) (1)	$0.72	$0.47
Net income per share (diluted) (1)	$0.58	$0.46
Cash dividends per common share	$0.20	$0.16
Book value per share at end of period	$12.45	$12.48
Tangible book value per share at end of period	$11.05	$9.78

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

	As of, and for the
	Years ended September 30, (dollars in thousands, except per share data)
	2018	2017
Selected Financial Condition Data:
Total assets	$975,409	$940,664
Investment securities	$123,101	$101,336
Loans receivable	$759,247	$732,995
Total deposits	$746,529	$742,504
FHLB short-term borrowings and borrowings maturing within twelve months, net of unamortized discount	$63,000	$90,000
Other FHLB borrowings	$—	$—
Other borrowings	$24,619	$30,319
Total shareholders’ equity	$135,847	$73,483
Weighted average basic common shares outstanding	5,943,891	5,361,843
Weighted average diluted common shares outstanding	7,335,247	5,378,360
Performance Ratios:
Return on average assets	0.45%	0.34%
Return on average total shareholders’ equity	4.35%	3.76%
Net interest margin (2)	3.42%	3.31%
Net interest spread (2)
Average during period	3.27%	3.19%
End of period	3.37%	3.47%
Net overhead ratio (3)	2.35%	2.48%
Average loan-to-average deposit ratio	99.52%	100.87%
Average interest bearing assets to average interest bearing liabilities	114.92%	114.96%
Efficiency ratio (4)	79.01%	84.67%
Asset Quality Ratios:
Non-performing loans to total loans (5)	1.10%	1.10%
Allowance for loan losses to:
Total loans (net of unearned income)	0.89%	0.81%
Non-performing loans (5)	81.04%	73.90%
Net charge-offs to average loans	0.07%	0.07%
Non-performing assets to total assets (5)	1.14%	1.49%
Capital Ratios:
Shareholders’ equity to assets (6)	13.93%	7.81%
Average equity to average assets (6)	10.32%	9.09%
Tier 1 capital (leverage ratio) (7)	9.2%	9.2%
Total risk-based capital (7)	13.1%	13.2%

(1)Earnings per share are based on the weighted average number of shares outstanding for the period.
(2)Net interest margin represents net interest income as a percentage of average interest earning assets, and net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(3)Net overhead ratio represents the difference between non-interest expense and non-interest income, divided by average assets.
(4)Efficiency ratio represents non-interest expense, divided by the sum of net interest income and non-interest income.
(5)Non-performing loans are either 90+ days past due or nonaccrual. Non-performing assets consist of non-performing loans plus other real estate owned plus other collateral owned.
(6)Company ratios
(7)Bank regulatory ratios

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our results of operations for the year ended December 31, 2020 and December 31, 2019, and our financial position as of December 31, 2020 and December 31, 2019, respectively. The MD&A should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this Annual Report on Form 10-K for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended December 31, 2020 and December 31, 2019.
PERFORMANCE SUMMARY
The following is a brief summary of some of the significant factors that affected our operating results for the twelve months ended December 31, 2020 and 2019. In 2020, net interest income was favorably impacted by the following: (1) higher accretion of discounts associated with paydown of purchased credit impaired loans, (2) income realized from the origination of the Small Business Administration Paycheck Protection Program (“SBA PPP”) loans, (3) lower deposit costs due to the lower 2020 interest rate environment, (4) an additional six months of net interest income on the F&M acquisition, partially offset by (5) lower interest income on loans, securities and cash and cash equivalents due to the lower interest rate environment and (6) a partial year of interest expense on the Company’s issuance of subordinated debt in August 2020. The Company recorded higher provision for loan losses in 2020 largely due to organic loan growth along with qualitative factor increases to reflect uncertainty in current general economic conditions. In 2020’s lower interest rate environment, the Company realized higher mortgage loans originated for sale, which increased gain on sale and income recorded in loan servicing income from the capitalization of mortgage servicing rights, partially offset by higher mortgage servicing rights impairment and an increase in variable compensation tied to mortgage loan production. On July 1, 2019, we closed on the F&M acquisition. As a result, fiscal 2019 was positively impacted by six months of F&M income, which was more than offset by merger charges. Total related merger and acquisition charges were $3.9 million in fiscal 2019. Fiscal 2019 operating results were positively impacted by the net gain on sale of the Michigan branch totaling $2.3 million. Fiscal 2019 also included $0.4 million of professional fees related to the change in our fiscal year end.
When comparing, year over year results, changes in net interest income, provision for loan losses, non-interest income and non-interest expense are primarily due to the items discussed above. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
On July 1, 2019, the Company completed its previously announced acquisition (the “Acquisition”) of F. & M. Bancorp. of Tomah Inc. (“F&M”), which enhanced the composition of commercial and agricultural loans and increased our market presence in Wisconsin. In connection with the acquisition, the Company merged F&M with and into the Bank, with the Bank surviving the merger. See Note 2, “Acquisition” for additional information.
We reported net income of $12.73 million for the twelve months ended December 31, 2020, compared to net income of $9.46 million for the twelve months ended December 31, 2019. Diluted earnings per share were $1.14 for the twelve months ended December 31, 2020 compared to $0.85 for the twelve months ended December 31, 2019. Return on average assets for the twelve months ended December 31, 2020 was 0.80%, compared to 0.68% for the twelve months ended December 31, 2019. The return on average equity was 8.29% for the twelve months ended December 31, 2020 and 6.59% for the comparable period in 2019.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. Below is a discussion of our critical accounting estimates.
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
Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, any of which estimates may be susceptible to significant change. In our opinion, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolio
Goodwill and Other Intangible Assets.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of December 31, 2020 which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill.
In March 2020, the Company determined that a quarterly review of goodwill impairment should be performed, and this review was performed in each quarter of 2020. These quarterly reviews determined that goodwill was not impaired at any 2020 quarter-end, or as of December 31, 2020.

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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of Federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of Federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of December 31, 2020, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.
Business Combinations.
Business combinations are accounted for by applying the acquisition method of accounting. As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of operations from the date of acquisition. The calculation of intangible assets, including core deposit intangibles, and the fair value of loans are based on significant judgments. Core deposit intangibles are calculated using a discounted cash flow model, based on various factors including, among others, discount rate, attrition rate, interest rate and cost of alternative funds.
Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses. Any allowance for loan loss on these pools reflects only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be collected). Determining the fair value of the acquired loans involves estimating the cash flows expected to be collected from both principal and interest on acquired loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value, including, among others, the remaining life of the loans, delinquency status, estimated prepayments, internal risk ratings, estimated value of underlying collateral and interest rate environment.

STATEMENT OF OPERATIONS ANALYSIS
Twelve months ended December 31, 2020 vs. Twelve months ended December 31, 2019
Net Interest Income. Net interest income represents the difference between the dollar amount of interest earned on interest bearing assets and the dollar amount of interest paid on interest bearing liabilities. The interest income and expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.
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
Net interest income was $50.3 million for 2020 compared to $43.5 million for 2019. The increase in average balances is largely the reason for the increase in net interest income, due to both a full year of F&M balances and SBA PPP loan origination growth, with originated loan growth muted by acquired loan shrinkage. The net interest margin for 2020 was 3.40% compared to 3.37% for 2019. This increase in the net interest margin percentage was due to the following factors: (1) increase in accretion of discounts associated with paydown of purchased credit impaired loans; (2)income realized from the origination of the SBA PPP loans; (3) lower deposit costs due to the lower 2020 interest rate environment; (4) an additional six months of net interest income on the F&M acquisition. These increases were partially offset by: (1) lower interest income on loans, securities and cash and equivalents due to the lower interest rate environment and (2) a partial year of interest expense on the Company’s issuance of subordinated debt in August 2020. Accretion on purchased credit impaired loans recognized due to loan payoffs or significant reductions in loan balances was $2.7 million in 2020, which was an increase of $2.3 million from accretion recognized in 2019 or $0.4 million. In 2020, the SBA PPP program was initiated, and the Bank recognized $2.1 million of accretion of the net origination fees and contractual interest income of $0.973 million. Remaining deferred SBA PPP fees were approximately $3 million at December 31, 2020. Interest expense on liabilities decreased $2.6 million in 2020 due to the lower interest rate environment and actions taken by the Bank to reduce interest rates paid. The Bank has approximately $207 million of certificates of deposit maturing in 2021, at a blended interest cost of approximately 1.38%. These favorable items were offset by the negative impacts of a lower interest rate environment resulting in lower yields on loans, investments and cash and cash equivalents.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest earning assets on a tax-equivalent basis, rates paid on interest bearing liabilities and the resultant spread at December 31, 2020 and December 31, 2019. Non-accruing loans average balances are included in the table with the loans carrying a zero yield.

	Twelve months ended December 31, 2020			Twelve months ended December 31, 2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$52,016	$162	0.31%	$29,948	$672	2.24%
Loans	1,234,732	59,763	4.84%	1,074,952	54,647	5.08%
Interest-bearing deposits	3,914	96	2.45%	5,841	137	2.35%
Investment securities (1)	174,396	3,789	2.17%	171,747	4,332	2.60%
Other investments	15,081	717	4.75%	12,442	635	5.10%
Total interest earning assets (1)	$1,480,139	$64,527	4.36%	$1,294,930	$60,423	4.68%
Average interest bearing liabilities:
Savings accounts	$174,184	$435	0.25%	$155,848	$651	0.42%
Demand deposits	268,311	1,065	0.40%	204,296	1,677	0.82%
Money market	244,632	1,446	0.59%	182,103	1,988	1.09%
CD’s	316,264	6,325	2.00%	352,924	7,114	2.02%
IRA’s	42,039	729	1.73%	42,134	744	1.77%
Total deposits	$1,045,430	$10,000	0.96%	$937,305	$12,174	1.30%
FHLB Advances and other borrowings	186,724	4,272	2.29%	156,885	4,736	3.02%
Total interest bearing liabilities	$1,232,154	$14,272	1.16%	$1,094,190	$16,910	1.55%
Net interest income		$50,255			$43,513
Interest rate spread			3.20%			3.13%
Net interest margin (1)			3.40%			3.37%
Average interest earning assets to average interest bearing liabilities			1.20%			1.18%

(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21% for the twelve months ended December 31, 2020 and 2019. The FTE adjustment to net interest income included in the rate calculations totaled $1 thousand and $120 thousand for the twelve month periods ended December 31, 2020 and 2019, respectively.

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

	Twelve months ended December 31, 2020 v. 2019 Increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$354	$(864)	$(510)
Loans	7,839	(2,723)	5,116
Interest-bearing deposits	(47)	6	(41)
Investment securities	68	(611)	(543)
Other investments	128	(46)	82
Total interest earning assets	$8,342	$(4,238)	$4,104
Interest expense:
Savings accounts	$70	$(286)	$(216)
Demand deposits	440	(1,052)	(612)
Money market accounts	571	(1,113)	(542)
CD’s	(734)	(55)	(789)
IRA’s	(2)	(13)	(15)
Total deposits	345	(2,519)	(2,174)
FHLB Advances and other borrowings	814	(1,278)	(464)
Total interest bearing liabilities	1,159	(3,797)	(2,638)
Net interest income	$7,183	$(441)	$6,742

(1)the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio.
We recorded provisions for loan losses of $7.8 million for 2020 compared to $3.5 million for 2019. In 2020, the provision allocated for originated loan growth was approximately $1.2 million compared to approximately $2.0 million for 2019. In 2020, approximately $1.2 million of provision was related to charge-offs and changes in specific reserves compared to $1.4 million in 2019. The remaining increase in provision related to qualitative factor increases to reflect uncertainty in current general economic conditions and a modest increase in unallocated ALL. There was no provision on approximately $5.5 million lines of credit drawn in late December and subsequently repaid on January 4, 2021.
Management believes that the provision taken for the year ended December 31, 2020 and 2019, respectively is adequate in view of the present condition of the Bank’s loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or other factors could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See Note 1, “Nature of Business and Summary of Significant Accounting Policies - Allowance for Loan Losses” of “Notes to Consolidated Financial Statements and Supplementary Data” to this Form 10-K, for further analysis of the provision for loan losses.

Non-Interest Income. The following table reflects the various components of non-interest income for 2020 and 2019, respectively.

	Twelve months ended December 31,		Change from prior year
	2020	2019	2020 over 2019
Non-interest Income:
Service charges on deposit accounts	$1,832	$2,368	(22.64)%
Interchange income	2,029	1,735	16.95%
Loan servicing income	4,158	2,674	55.50%
Gain on sale of loans	6,693	2,462	171.85%
Loan fees and service charges	1,383	1,145	20.79%
Insurance commission income	475	734	(35.29)%
Net gains on investment securities	110	271	(59.41)%
Net gain on sale of branch	—	2,295	N/M
Net gain on sale of acquired business lines	432	—	N/M
Settlement proceeds	131	—	N/M
Other	1,205	1,291	(6.66)%
Total non-interest income	$18,448	$14,975	23.19%
    N/M means not meaningful
The higher level of non-interest income primarily relates to the full-year impact of F&M on 2020 non-interest income since F&M’s, July 1, 2019 acquisition, unless noted below.
Service charges on deposit accounts decreased $536 thousand due to the impact of higher average balances in retail checking accounts.
Loan servicing income increased largely due to increased capitalized mortgage servicing rights due to higher mortgage loan origination sold volumes.
The increase in gain on sale of loans in 2020 is due to higher mortgage loan origination and sale volumes.
Net gains on investment securities reflects the 2020 sale of higher premium mortgage-backed securities and the 2019 municipal bond sale discussed in more detail in the balance sheet analysis section.
The Company sold the Rochester Hills, Michigan branch in the second quarter of 2019 for a $2.3 million gain, recorded in the gain on sale of branch line item above. In addition to the merger activity increases in other non-interest income, we recorded the receipt of a one-time payment of approximately $0.2 million on a loan charged-off prior to the Company’s acquisition.
The net gain on sale of acquired business lines reflects the sale of Wells Insurance Agency in June 2020 at a net gain of $252 thousand and the Bank’s acquired wealth management business partner exercising their contractual call, which originated prior to the acquisition, resulting in the sale of the Bank’s right to receive income from the wealth management business.
The Company recognized $131 thousand of non-interest income related to a cash receipt related to a private mortgage-backed security claim. The cash received represents a supplement to the proceeds received in fiscal 2015 from the private mortgage-backed security, previously owned by the Bank and sold in 2011.

Non-Interest Expense. The following table reflects the various components of non-interest expense for 2020 and 2019.

	Twelve months ended December 31,			% Change From prior year
	2020		2019	2020 over 2019
Non-interest Expense:
Compensation and related benefits	$22,321		$20,325	9.82%
Occupancy	3,915		3,697	5.90%
Office	2,152		2,188	(1.65)%
Data processing	4,375		3,938	11.10%
Amortization of intangible assets	1,622		1,496	8.42%
Mortgage servicing rights expense	3,050		1,108	175.27%
Advertising, marketing and public relations	967		1,214	(20.35)%
FDIC premium assessment	584		258	126.36%
Professional services	1,829		2,457	(25.56)%
Gains on repossessed assets, net	(259)		(125)	107.20%
Other	3,117		6,130	(49.15)%
Total non-interest expense	$43,673	43673000	$42,686	2.31%
Non-interest expense (annualized) / Average assets	2.74%		3.05%
The higher level of non-interest expense primarily relates to the full-year impact of F&M on 2020 non-interest expense since F&M’s, July 1, 2019 acquisition, unless noted below.
Compensation expense increased in 2020 primarily due to the impact of the F&M acquisition and higher variable mortgage production compensation related to higher mortgage loan origination activity, partially offset by lower compensation from the reduction in Bank personnel throughout 2020.
Data processing increases were due to higher loan balances and larger deposit balances.
Mortgage servicing rights expense increased in 2020 from impairment charges of $1.755 million in 2020 compared to $259 thousand in 2019. This increase is due to the impact of higher actual and forecasted prepayment rates. The remaining increase is due to higher amortization based on the current interest rate environment and a modestly larger servicing book.
Advertising, marketing and public relations decreased in 2020 reflecting the Company’s 2019 branding campaign for recently merged bank operations. Overall decreases were partially offset by higher contributions made to the communities in the Bank’s branch footprint to support community needs, due to increased economic pressures faced in 2020.
The FDIC premium assessment increased in 2020, as 2019 reflected the FDIC application of the Small Bank Assessment Credits.
Professional fees decreased in 2020 largely due to a reduction in merger expenses of $0.5 million.
Other non-interest expense decreased in 2020 due to lower merger and branch closure costs in 2020 of $165 thousand, a decrease of $3.1 million from 2019.
Income Taxes. Income tax provision was $4.6 million in 2020 compared to $2.8 million for 2019. Tax expense in 2019 was favorably impacted by a Department of Treasury ruling in the fourth quarter of 2019 related to the continued non-taxable nature of certain acquired bank owned life insurance. This resulted in a $0.3 million reduction in tax expense related to certain United Bank acquired bank owned life insurance contracts due to the elimination of previously established deferred tax liability on these contracts. The tax rate rose approximately 1% due to the impact of the 2019 sale of municipal securities.
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

BALANCE SHEET ANALYSIS
Total assets increased $117.8 million to $1.65 billion at December 31, 2020 from $1.53 billion at December 31, 2019. This growth was primarily due to strong deposit growth, which funded the net loan portfolio growth from SBA PPP loans and increase in the Bank’s liquidity position.
Cash and Cash Equivalents. Cash and cash equivalents increased from $55.8 million at December 31, 2019 to $119.4 million at December 31, 2020. This increase was due to strong deposit growth, which exceeded loan and security growth.
Investment Securities. We manage our securities portfolio to provide liquidity, in an effort to improve interest rate risk, and enhance income. Our investment portfolio is comprised of securities available for sale (AFS) and securities held to maturity (HTM).
Securities AFS (recorded at fair value), which represent the majority of our investment portfolio, decreased to $144.2 million at December 31, 2020 compared with $180.1 million at December 31, 2019. This decrease was primarily due to the increased principal repayment and runoff in mortgage-backed certificates, along with a $10.7 million sale of higher premium MBS.
Additionally, during 2019, we sold the vast majority of our obligations of state and local government agency (municipal) portfolio. The proceeds from the sale, along with the growth in available for sale securities balances, were largely reinvested in mortgage-backed securities, corporate debt securities and investments in trust preferred securities, resulting in their respective increases. The trust preferred securities reprice based on LIBOR plus a spread, and current issuers of these securities are bank holding companies with assets of $50 billion or more.
In 2020, the Bank purchased additional trust preferred securities with similar characteristics as those purchased in 2019.
In 2020, the Bank purchased $45 million of HTM securities, consisting largely of U.S agency mortgage-backed securities which offset the decrease in the AFS portfolio and resulted in a modest growth of the net balance of the AFS and HTM portfolios.
The amortized cost and market values of our investment securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
December 31, 2020
U.S. government agency obligations	$33,048	$33,365
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	39,454	40,991
Corporate debt securities	17,199	17,462
Corporate asset-backed securities	36,039	35,827
Trust preferred securities	16,297	16,448
Total available for sale securities	$142,177	$144,233

December 31, 2019
U.S. government agency obligations	$52,020	$51,805
Obligations of states and political subdivisions	281	281
Mortgage-backed securities	70,806	71,331
Corporate debt securities	18,776	18,725
Corporate asset-backed securities	27,718	26,854
Trust preferred securities	11,167	11,123
Total available for sale securities	$180,768	$180,119

Held to maturity securities	Amortized Cost	Fair Value
December 31, 2020
Obligations of states and political subdivisions	$600	$602
Mortgage-backed securities	42,951	43,182
Total held to maturity securities	$43,551	$43,784

December 31, 2019
Obligations of states and political subdivisions	$300	$302
Mortgage-backed securities	2,551	2,655
Total held to maturity securities	$2,851	$2,957
The amortized cost and fair values of our investment securities by maturity, as of December 31, 2020 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	3,833	4,095
Due after five years through ten years	44,405	44,880
Due after ten years	54,485	54,267
Total securities with contractual maturities	102,723	103,242
Mortgage-backed securities	39,454	40,991
Total available for sale securities	$142,177	$144,233

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	200	200
Due after five years through ten years	400	402
Total securities with contractual maturities	600	602
Mortgage-backed securities	42,951	43,182
Total held to maturity securities	$43,551	$43,784
The amortized cost and fair values of our investment securities by maturity, as of December 31, 2019 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$141	$141
Due after one year through five years	5,900	5,959
Due after five years through ten years	43,269	43,180
Due after ten years	60,652	59,508
Total securities with contractual maturities	109,962	108,788
Mortgage-backed securities	70,806	71,331
Total available for sale securities	$180,768	$180,119

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$300	$302
Total securities with contractual maturities	300	302
Mortgage-backed securities	2,551	2,655
Total held to maturity securities	$2,851	$2,957

The following tables show the fair value and gross unrealized losses of securities with unrealized losses, as of the dates indicated below, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
U.S. government agency obligations	$7,654	$17	$6,834	$53	$14,488	$70
Corporate debt securities	3,447	27	1,418	82	4,865	109
Corporate asset-backed securities	—	—	24,310	316	24,310	316
Trust preferred securities	5,612	38	—	—	5,612	38
Total available for sale securities	$16,713	$82	$32,562	$451	$49,275	$533

December 31, 2019
U.S. government agency obligations	$14,593	$156	$10,540	$191	$25,133	$347
Mortgage-backed securities	22,537	62	5,883	48	28,420	110
Corporate debt securities	7,001	15	1,398	102	8,399	117
Corporate asset-backed securities	8,683	285	18,171	579	26,854	864
Trust preferred securities	7,420	79	—	—	7,420	79
Total available for sale securities	$60,234	$597	$35,992	$920	$96,226	$1,517

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Mortgage-backed securities	16,538	34	—	—	16,538	34
Total held to maturity securities	$16,538	$34	$—	$—	$16,538	$34

December 31, 2019
Mortgage-backed securities	—	—	—	—	—	—
Total held to maturity securities	$—	$—		$—	$—	$—
Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

The composition of our investment securities portfolio by credit rating as of the periods indicated below was as follows:

	December 31,		December 31,
	2020		2019
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$72,502	$74,356	$122,826	$123,136
AAA	11,142	11,088	4,383	4,245
AA	25,037	24,879	23,475	22,749
A	8,713	8,925	18,776	18,725
BBB	24,783	24,985	11,167	11,123
Below investment grade	—	—	—	—
Non-rated	—	—	141	141
Total available for sale securities	$142,177	$144,233	$180,768	$180,119

	December 31,		December 31,
	2020		2019
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$42,951	$43,182	$2,551	$2,655
AAA	—	—	—	—
AA	—	—	125	126
A	600	602	—	—
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	—	—	175	176
Total	$43,551	$43,784	$2,851	$2,957
At December 31, 2020, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.6 million and mortgage-backed securities with a carrying value of $3.0 million as collateral against specific municipal deposits. At December 31, 2020, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $1.2 million as collateral against a borrowing line of credit with the Federal Reserve Bank of Minneapolis. However, at December 31, 2020, there were no borrowings outstanding on this Federal Reserve Bank line of credit. At December 31, 2020, the Bank also has mortgage-backed securities with a carrying value of $0.5 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
During the year ended December 31, 2020, the Bank sold approximately $10.8 million of fixed rate mortgage-backed certificates with a net realized gain of $156 thousand, which is included in net gains on investment securities in the Consolidated Statements of Operations. During the twelve months ended December 31, 2019, the Bank sold $35.4 million of mortgage-backed securities and obligations of state and political subdivisions with a net realized gain of $142 thousand.
Loans. Total loans outstanding, net of deferred loan fees and costs, increased to $1.24 billion at December 31, 2020 from $1.18 billion at December 31, 2019.
Gross loans were increased by the net origination of $123.7 million of SBA PPP loans. Reductions in the acquired loan portfolio, including purchase credit impaired loans reductions of $20.3 million, exceeded growth in the Bank’s originated loan portfolio. The reductions in the purchase credit impaired loans also resulted in lower non-performing and substandard loans. In 2020, approximately $5.5 million of the loan growth was due to draws on lines of credit on December 31, 2020, with the proceeds deposited into the customer’s money market account at the Bank, and withdrawn to repay the lines on January 4, 2021. The same customers executed similar transactions at the end of 2019, with the dollar amount being approximately $12.7 million.

The following table reflects the composition, or mix, of our loan portfolio at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial/agricultural real estate:
Commercial real estate	$507,675	40.9%	$514,459	43.6%
Agricultural real estate	68,795	5.6%	85,363	7.3%
Multi-family real estate	122,152	9.9%	87,008	7.4%
Construction and land development	98,517	8.0%	86,410	7.3%
Residential mortgage:
Residential mortgage	131,386	10.6%	176,332	15.0%
Purchased HELOC loans	6,260	0.5%	8,407	0.7%
Total real estate loans	934,785	75.5%	957,979	81.3%
C&I/Agricultural operating and Consumer installment loans:
C&I/Agricultural operating:
Commercial and industrial ("C&I)	116,553	9.4%	133,734	11.4%
Agricultural operating	32,785	2.6%	37,780	3.2%
Consumer Installment:
Originated indirect paper	25,851	2.1%	39,585	3.4%
Other Consumer	13,213	1.1%	18,186	1.5%
Total C&I/Agricultural operating and Consumer installment loans	188,402	15.2%	229,285	19.5%
Gross loans before SBA PPP loans	1,123,187	90.7%	1,187,264	100.8%
SBA PPP Loans	123,702	10.0%	—	—%
Gross loans	1,246,889	100.7%	1,187,264	100.8%
Unearned net deferred fees and costs and loans in process	(4,245)	(0.3)%	(393)	—%
Unamortized discount on acquired loans	(5,063)	(0.4)%	(9,491)	(0.8)%
Total loans (net of unearned income and deferred expense)	1,237,581	100.0%	1,177,380	100.0%
Allowance for Loan losses	(17,043)		(10,320)
Total loans receivable, net	$1,220,538		$1,167,060

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. As illustrated above, at December 31, 2020, the largest loan concentration we identified was commercial real estate loans which comprised 41% of our total loan portfolio. Approximately 76% of our total gross loans are secured by real estate.

The following table sets forth, as of December 31, 2020 and December 31, 2019 respectively the fixed and adjustable-rate loans in our loan portfolio:

	December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate loans:
Commercial/Agricultural real estate	$347,617	28.1%	$397,793	33.8%
Residential mortgage	90,105	7.3%	124,993	10.6%
Total fixed rate real estate loans	437,722	35.4%	522,786	44.4%
Non-real estate loans:
C&I/Agricultural Operating	237,062	19.2%	135,264	11.5%
Consumer installment	38,998	3.2%	57,644	4.9%
Total fixed rate non-real estate loans	276,060	22.3%	192,908	16.4%
Total fixed rate loans	713,782	57.7%	715,694	60.8%
Adjustable-rate loans:
Real estate loans:
Commercial/Agricultural real estate	449,523	36.3%	375,446	31.9%
Residential mortgage	47,540	3.8%	59,747	5.1%
Total adjustable-rate real estate loans	497,063	40.2%	435,193	37.0%
Non-real estate loans:
C&I/Agricultural operating	35,978	2.9%	36,251	3.1%
Consumer installment	66	—%	126	—%
Total adjustable-rate non-real estate loans	36,044	2.9%	36,377	3.1%
Total adjustable-rate loans	533,107	43.1%	471,570	40.1%
Gross loans	1,246,889		1,187,264
Unearned net deferred fees and costs and loans in process	(4,245)	(0.3)%	(393)	—%
Unamortized discount on acquired loans	(5,063)	(0.5)%	(9,491)	(0.9)%
Total loans (net of unearned income)	1,237,581	100.0%	1,177,380	100.0%
Allowance for loan losses	(17,043)		(10,320)
Total loans receivable, net	$1,220,538		$1,167,060

Loan amounts, their contractual maturities and weighted average interest rates at December 31, 2020 are shown below. SBA PPP loans of $123.7 million at an interest rate of 1% are included in the one year to five-year amounts in the C&I/agricultural operating segment.

	Real estate				Non-real estate
	Commercial/Agricultural real estate		Residential mortgage		C&I/Agricultural operating		Consumer installment		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less (1)	$90,573	4.31%	$13,216	4.40%	$65,008	3.82%	$1,083	8.54%	$169,880	4.16%
Due after one year through five years	209,017	4.41%	23,152	4.91%	168,185	1.93%	14,520	5.79%	$414,874	3.48%
Due after five years	497,549	4.28%	101,278	4.71%	39,847	4.31%	23,461	5.34%	$662,135	4.39%
	$797,139	4.32%	$137,646	4.71%	$273,040	2.73%	$39,064	5.60%	$1,246,889	4.05%
(1)Includes loans having no stated maturity and overdraft loans.
Loan amounts, their contractual maturities and interest rates at December 31, 2019 are as follows:

	Real estate				Non-real estate
	Commercial/Agricultural real estate		Residential mortgage		C&I/Agricultural operating		Consumer installment		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less (1)	$104,682	4.85%	$16,601	4.66%	$68,139	4.96%	$1,828	8.95%	$191,250	4.91%
Due after one year through five years	266,395	4.68%	42,909	5.16%	64,315	4.59%	19,280	5.80%	$392,899	4.77%
Due after five years	402,162	4.84%	125,229	4.94%	39,061	4.30%	36,663	5.35%	$603,115	4.84%
	$773,239	4.79%	$184,739	4.97%	$171,515	4.67%	$57,771	5.61%	$1,187,264	4.78%
(1)Includes loans having no stated maturity and overdraft loans.
We believe that the critical factors in the overall management of credit or loan quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, recording an adequate allowance to provide for incurred loan losses, and reasonable non-accrual and charge-off policies.
Risk Management and the Allowance for Loan Losses. . The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we maintain an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our accompanying Consolidated Statements of Operations as Provision for Loan Losses. See “Statement of Operations Analysis - Provision for Loan Losses” above. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner, as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and that are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest on the affected loan.
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
Changes in the ALL by loan portfolio segment for the periods presented were as follows:

	Commercial/Agricultural Real Estate	C&I/Agricultural Operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Year ended December 31, 2020:
Allowance for Loan Losses:
Beginning balance, January 1, 2020	$6,205	$1,643	$879	$467	$357	$9,551
Charge-offs	—	(932)	(5)	(145)	—	(1,082)
Recoveries	75	8	7	69	—	159
Provision	3,991	1,393	160	98	549	6,191
Total Allowance on originated loans	$10,271	$2,112	$1,041	$489	$906	$14,819
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2020	$526	$27	$163	$53	$—	$769
Charge-offs	—	(159)	(74)	(3)	—	(236)
Recoveries	77	33	15	7	—	132
Provision	1,081	240	231	7	—	1,559
Total allowance on other acquired loans	$1,684	$141	$335	$64	$—	$2,224
Total allowance on acquired loans	$1,684	$141	$335	$64	$—	$2,224
Ending balance, December 31, 2020	$11,955	$2,253	$1,376	$553	$906	$17,043

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Year ended December 31, 2019:
Allowance for Loan Losses:
Beginning balance, January 1, 2019	$4,019	$1,258	$1,048	$641	$153	$7,119
Charge-offs	(355)	—	(120)	(257)	—	(732)
Recoveries	—	—	—	84	—	84
Provision	2,541	385	(49)	(1)	204	3,080
Total Allowance on originated loans	$6,205	$1,643	$879	$467	$357	$9,551
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2019	$183	$32	$205	$65	$—	$485
Charge-offs	(26)	—	(120)	(33)	—	(179)
Recoveries	3	—	5	10	—	18
Provision	366	(5)	73	11	—	445
Total Allowance on other acquired loans	$526	$27	$163	$53	$—	$769
Total Allowance on acquired loans	$526	$27	$163	$53	$—	$769
Ending balance, December 31, 2019	$6,731	$1,670	$1,042	$520	$357	$10,320

The specific credit allocation for the ALL is based on a regular analysis of all originated loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At December 31, 2020, the Company had identified impaired loans of $43.4 million, consisting of $18.5 million of TDR loans, the carrying amount of purchased credit impaired loans of $16.9 million and $8.0 million of substandard non-TDR loans. The $43.4 million total of impaired loans includes $11.7 million of performing TDR loans. At December 31, 2019, the Company had identified impaired loans of $63.2 million, consisting of $12.6 million TDR loans, the carrying amount of purchased credit impaired loans of $32 million and $18.6 million of substandard non-TDR loans. The $63.2 million total of impaired loans includes $5.4 million of performing TDR loans.
At December 31, 2020, the allowance for loan losses was $ 17.0 million or 1.38% of total loans compared to $10.3 million or 0.88% of our total loan portfolio at December 31, 2019. This level was based on our analysis of the loan portfolio risk at each of December 31, 2020 and December 31, 2019, as discussed above. The increase in the allowance for loan losses was primarily due to the impact the change in Q-Factor related to qualitative factor increases to reflect uncertainty in current general economic conditions. To a lesser extent, the provision for growth in the originated loan portfolio contributed to the increase in the amount of allowance for loan losses. The percentage of allowance for loan losses was also helped by a decrease in gross acquired loans. The percentage of gross acquired loans to gross loans, excluding SBA PPP loans, decreased to 25% at December 31, 2020 compared to 36% at December 31, 2019. At December 31, 2020, the Bank had $286.2 million in gross acquired loans, which were recorded at fair market value at acquisition. The Bank had $424.7 million in gross acquired loans at December 31, 2019, which were recorded at fair market value at acquisition.
Allowance for Loan Losses to Loans, net of SBA PPP Loans

	December 31, 2020	September 30, 2020	June 30, 2020	December 31, 2019
Loans, end of period	$1,237,581	$1,230,139	$1,281,175	$1,177,380
SBA PPP loans, net of deferred fees	(120,711)	(135,177)	(132,800)	—
Loans, net of SBA PPP loans and deferred fees	$1,116,870	$1,094,962	$1,148,375	$1,177,380
Allowance for loan losses	$17,043	$14,836	$13,373	$10,320
ALL to loans net of SBA PPP loans and deferred fees	1.53%	1.35%	1.16%	0.88%
ALL to loans, end of period	1.38%	1.21%	1.04%	0.88%
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
Loans 30-89 days or more past due increased $6.7 million at December 31, 2020 compared to December 31, 2019, largely related to increases in commercial real estate and construction and land development loans 30-59 days delinquent. Nonaccrual loans decreased from $19.1 million to $10.7 million at December 31, 2020, primarily due to significant decreases in nonaccrual acquired loans, specifically in acquired commercial/agricultural real estate loans. While agricultural loans make up approximately 8% of the Bank’s loan portfolio, nonaccrual loans secured by agricultural collateral account for 65% or $7.0 million of the Bank’s nonaccrual loans, largely due to loans acquired in bank acquisitions. We believe our credit and underwriting policies continue to support more effective lending decisions by the Bank, which increases the likelihood of maintaining loan quality going forward. Refer to the “Risk Management and the Allowance for Loan Losses” section below for more information related to non-performing loans.
For the year ended December 31, 2020, loan charge-offs were $1.318 million compared to $0.911 million for the year ended December 31, 2019, largely due to an increase in commercial and industrial loans.
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

COVID-19 Loan Modifications. In response to COVID-19, our banking regulator issued an Interagency Statement encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual obligations due to COVID-19. Additionally, Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act is terminated. Section 541 of the Consolidated Appropriations Act, 2021 extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act. In accordance with this guidance, the Bank instituted a plan to offer modifications to impacted borrowers. The Bank continues to work with borrowers as the pandemic persists and is requiring additional support in exchange for additional modifications beyond the original term. As of December 31, 2020, the Bank’s COVID-19 related modifications under Section 4013 of the CARES Act, totaled $61 million, or 5% of gross loans versus $126.7 million, or 10% of gross loans at September 30, 2020, and $197.3 million, or 15% of gross loans at June 30, 2020. At December 31, 2020, hotel industry sector loans represented $51.6 million of the approved deferrals. The Bank has approximately $2.4 million of total payment deferrals expiring in the first quarter of 2021.
 Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We employ early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as either 90 days or more past due or non-accrual. The accrual of interest income is discontinued according to the following schedules:
•Commercial/agricultural real estate loans, past due 90 days or more;
•Commercial and industrial/agricultural operating loans past due 90 days or more;
•Closed ended consumer installment loans past due 120 days or more; and
•Residential mortgage and open ended consumer installment loans past due 180 days or more.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	December 31, 2020 and twelve months ended	December 31, 2019 and twelve months ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$827	$5,705
Agricultural real estate	5,084	7,568
Commercial and industrial (“C&I”)	357	1,850
Agricultural operating	1,872	1,702
Residential mortgage	2,451	2,063
Consumer installment	156	168
Total nonaccrual loans	$10,747	$19,056
Accruing loans past due 90 days or more	586	1,104
Total nonperforming loans (“NPLs”)	11,333	20,160
Other real estate owned	156	1,429
Other collateral owned	41	31
Total nonperforming assets (“NPAs”)	$11,530	$21,620
Troubled Debt Restructurings (“TDRs”)	$18,477	$12,594
Nonaccrual TDRs	$6,735	$7,198
Average outstanding loan balance	$1,234,732	$1,074,952
Loans, end of period	$1,237,581	$1,177,380
Total assets, end of period	$1,649,095	$1,531,249
ALL, at beginning of period	$10,320	$7,604
Loans charged off:
Commercial/Agricultural real estate	—	(381)
C&I/Agricultural operating	(1,091)	—
Residential mortgage	(78)	(239)
Consumer installment	(149)	(291)
Total loans charged off	(1,318)	(911)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	150	3
C&I/Agricultural operating	44	1
Residential mortgage	20	5
Consumer installment	77	93
Total recoveries of loans previously charged off:	291	102
Net loans charged off (“NCOs”)	(1,027)	(809)
Additions to ALL via provision for loan losses charged to operations	7,750	3,525
ALL, at end of period	$17,043	$10,320
Ratios:
ALL to NCOs (annualized)	1,659.49%	1,275.65%
NCOs (annualized) to average loans	0.08%	0.08%
ALL to total loans	1.38%	0.88%
NPLs to total loans	0.92%	1.71%
NPAs to total assets	0.70%	1.41%

The following table shows the detail of non-performing assets by originated and acquired portfolios.
Nonperforming Originated and Acquired Assets

	December 31, 2020 and Three Months Ended	September 30, 2020 and Three Months Ended	June 30, 2020 and Three Months Ended	December 31, 2019 and Three Months Ended
Nonperforming assets:
Originated nonperforming assets:
Nonaccrual loans	$3,649	$3,255	$3,951	$4,285
Accruing loans past due 90 days or more	415	698	1,455	946
Total originated nonperforming loans (“NPL”)	4,064	3,953	5,406	5,231
Other real estate owned (“OREO”)	63	352	270	441
Other collateral owned	41	56	42	28
Total originated nonperforming assets (“NPAs”)	$4,168	$4,361	$5,718	$5,700
Acquired nonperforming assets:
Nonaccrual loans	$7,098	$9,899	$10,836	$14,771
Accruing loans past due 90 days or more	171	252	425	158
Total acquired nonperforming loans (“NPL”)	7,269	10,151	11,261	14,929
Other real estate owned (“OREO”)	93	404	422	988
Other collateral owned	—	—	—	3
Total acquired nonperforming assets (“NPAs”)	$7,362	$10,555	$11,683	$15,920
Total nonperforming assets (“NPAs”)	$11,530	$14,916	$17,401	$21,620
Loans, end of period	$1,237,581	$1,230,139	$1,281,175	$1,177,380
Total assets, end of period	$1,649,095	$1,622,593	$1,607,514	$1,531,249
Ratios:
Originated NPLs to total loans	0.33%	0.32%	0.42%	0.44%
Acquired NPLs to total loans	0.59%	0.83%	0.88%	1.27%
Originated NPAs to total assets	0.25%	0.27%	0.36%	0.37%
Acquired NPAs to total assets	0.45%	0.65%	0.73%	1.04%
Non-performing assets include non-performing loans, other real estate owned and other collateral owned. Our non-performing assets were $11.5 million, or 0.70% of total assets, at December 31, 2020 compared to $21.6 million, or 1.41% of total assets, at December 31, 2019. The decrease was largely due to reductions in acquired nonperforming loans.
Nonaccrual Loans Roll forward

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Balance, beginning of period	$13,154	$14,787	$16,090	$19,056	$19,022
Additions	912	716	1,907	1,811	2,641
Acquired nonaccrual loans	—	—	—	—	—
Charge offs	(2)	(141)	(175)	(452)	(198)
Transfers to OREO	—	(172)	—	(1,100)	(425)
Return to accrual status	—	(165)	(1,702)	(120)	(14)
Payments received	(3,317)	(1,744)	(1,292)	(2,887)	(1,957)
Other, net	—	(127)	(41)	(218)	(13)
Balance, end of period	$10,747	$13,154	$14,787	$16,090	$19,056

The table below shows the quarterly totals of accruing troubled debt restructurings since December 31, 2019. The increase in troubled debt restructuring in 2020 was largely due to one commercial real estate and one C&I loan to one borrower that have collateral positions such that no impaired reserves were required on these loans.
Troubled Debt Restructurings in Accrual Status

	December 31, 2020		September 30, 2020		June 30, 2020		December 31, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Commercial/Agricultural real estate	16	$4,695	19	$5,480	19	$1,885	14	$1,730
C&I/Agricultural Operating	4	3,836	5	3,868	5	1,199	2	366
Residential mortgage	43	3,162	42	3,178	39	2,981	40	3,233
Consumer installment	8	49	7	53	8	62	7	67
Total loans	71	$11,742	73	$12,579	71	$6,127	63	$5,396

The table below shows the quarter-end totals of special mention, substandard and the total of these, known as criticized loans. The decrease in criticized loans in 2020 was largely due to decreases in acquired nonperforming and other substandard loans.

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Special mention loan balances	$6,672	$7,777	$19,958	$19,387	$10,856
Substandard loan balances	28,541	32,922	35,911	38,393	39,892
Criticized loans, end of period	$35,213	$40,699	$55,869	$57,780	$50,748
Acquired loans represent much of the reduction in non-performing loans and classified loans. The table below shows the changes in the Bank’s non-accretable difference on purchased credit impaired loans. The Bank has transferred the non-accretable difference on purchased credit impaired loans to accretable discount as collateral coverage improved sufficiently, due to a combination of principal paydowns and/or improving collateral positions. This transferred non-accretable difference to accretable discount is accreted over the remaining maturity of the loan or until payoff, whichever is shorter.
Non-accretable difference:

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Non-accretable difference, beginning of period	$1,661	$3,355	$4,327	$6,290	$6,737
Additions to non-accretable difference for acquired purchased credit impaired loans	—	—	—	—	(170)
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(324)	(130)	(196)	(1,043)	(271)
Transfers from non-accretable difference to accretable discount.	(50)	(1,294)	(741)	(669)	—
Non-accretable difference used to reduce loan principal balance	(200)	(270)	(35)	—	—
Non-accretable difference transferred to OREO due to loan foreclosure	—	—	—	(251)	(6)
Non-accretable difference, end of period	$1,087	$1,661	$3,355	$4,327	$6,290

Mortgage Servicing Rights. The Company continues to sell loans to investors in the secondary market and generally retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value by a third party; assessed at least quarterly for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations. The valuation of MSRs and related amortization thereon are based on numerous factors, assumptions and judgments, such as those for: changes in the mix of loans, interest rates, prepayment speeds, and default rates. Changes in these factors, assumptions and judgments may have a material effect on the valuation and amortization of MSRs. Although management believes that the assumptions used to evaluate the MSRs for impairment are reasonable, future adjustment may be necessary if future economic conditions differ substantially from the economic assumptions used to determine the value of MSRs.
The fair market value of the Company’s MSR asset decreased to $3.3 million at December 31, 2020 from $4.3 million at December 31, 2019. This decrease was primarily due to $1.8 million of impairment recorded in 2020 on the MSR impairment for a total impairment of $2.0 million at December 31, 2020, increased amortization, and was partially offset by additions from originations. The unpaid balances of one- to four-family residential real estate loans serviced for others as of December 31, 2020 and December 31, 2019 were $553.7 million and $524.7 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at December 31, 2020 and December 31, 2019 was 0.59% and 0.82%, respectively.
Intangible Assets. We have intangible assets of $5.5 million at December 31, 2020 compared to $7.6 million at December 31, 2019. The intangible assets are comprised of core deposit intangible assets arising from various acquisitions from 2016 through 2019 and, until its sale in June 2020, the premium on the Wells Insurance Agency customer relationships. In 2020, Wells Insurance Agency was sold, and the related intangible related to customer relationships of $0.5 million was eliminated and reflected in the net gain on sale of the agency. Amortization of these intangibles was $1.6 million in 2020.
Deposits. Deposits are our largest source of funds. Total deposits increased to $1.30 billion at December 31, 2020 from $1.20 billion at December 31, 2019. The increase in deposits, largely attributable to the growth in non-maturity deposits, allowed the Company to reduce reliance on higher cost brokered and institutional deposits. The brokered and institutional deposits decreased to $2.8 million at December 31, 2020 from $54.4 million at December 31, 2019. In addition, retail certificates of deposits decreased by $35.6 million as the Company chose not to match higher rates offered by local retail certificate of deposit competitors. Non-maturity deposit growth included the impact of December 31, 2020 draws on lines of credit of $5.5 million deposited in the customers money market accounts, which were withdrawn on January 4, 2021 and repaid the draw on lines of credit. This is compared to $12.7 million of December 31, 2019 draws on lines of credit, taken on December 31, 2019, with the proceeds deposited into the customer’s money market accounts and subsequently repaid on January 2, 2020.
The following is a summary of deposits by type at December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020	December 31, 2019
Non interest bearing demand deposits	$238,348	$168,157
Interest bearing demand deposits	301,764	223,102
Savings accounts	196,348	156,599
Money market accounts	245,549	246,430
Certificate accounts	313,247	401,414
Total deposits	$1,295,256	$1,195,702
Brokered deposits included above:	$2,516	$50,377

Federal Home Loan Bank (FHLB) advances and other borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2020 and December 31, 2019 is as follows:

		December 31,
		2020			2019
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4), (5)	2020	$—	—%	—%	$69,000	1.67%	2.05%
	2021	8,000	0.00%	2.16%	4,000	1.85%	2.16%
	2022	15,000	2.34%	2.45%	15,000	2.34%	2.45%
	2023	20,000	1.43%	1.44%	—	—%	—%
	2024	20,530	0.00%	1.45%	530	0.00%	0.00%
	2025	5,000	1.45%	1.45%	—	—%	—%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	—	—%	—%
Subtotal		$123,530			$131,030
Unamortized discount on acquired notes		(32)			(59)
Federal Home Loan Bank advances, net		$123,498			$130,971

Other borrowings:
Senior notes (6)	2031	$28,856	3.25%	3.50%	$28,856	4.00%	4.75%

Subordinated notes (7)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%
		$30,000

Unamortized debt issuance costs		(528)			(296)
Total other borrowings		$58,328			$43,560

Totals		$181,826			$174,531
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $723,862 and $792,909 at December 31, 2020 and 2019, respectively. At December 31, 2020, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $118,391 compared to $203,935 as of December 31, 2019. This decrease was largely due to a change in the classification of the Bank based on asset size, which resulted in several asset classes no longer qualifying for collateral.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $162,530 and $151,530, during the twelve months ended December 31, 2020 and December 31, 2019, respectively.
(3) The weighted-average interest rates on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2020 and December 31, 2019 were 0.50% and 1.74%, respectively.
(4) Five of the FHLB notes with remaining balances totaling $8,530, were acquired as a result of the F&M acquisition. These notes mature on various dates through 2024 with a weighted average rate of 2.05% and weighted average maturity of 13 months.
(5) FHLB term notes totaling $55,000, with various maturity dates in 2029 and 2030, can be called or replaced by the FHLB on a quarterly basis, beginning approximately three months after the initial advance.
(6) Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note which was subsequently refinanced in October 2020, requiring quarterly interest-only payments through June 2022, and quarterly principal and interest payments thereafter. The only change terms were a reduction in the floor rate. Interest is variable, based on US Prime rate with a floor rate of 3.25%.
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
FHLB advances decreased to $123.5 million at December 31, 2020 from $131.0 million at December 31, 2019. During 2020, the Bank replaced short-term advances with new longer-term advances. The Bank entered into $45 million of advances with maturities between 2023 and 2025 with average interest rates of 1.44%. Additionally, in 2020 we entered into $12.5 million of advances with a ten-year maturity, callable quarterly by the FHLB with interest rates ranging from 0.52% to 0.86%. This increased the advances callable quarterly by the FHLB to $55 million with maturities in 2029 and 2030.
At December 31, 2020, the Bank had $123.7 million of borrowing capacity under the Federal Reserve SBA PPP Liquidity Facility, which the Federal Reserve established in 2020.
Stockholders’ Equity. Total stockholders’ equity was $160.6 million at December 31, 2020 compared to $150.6 million at December 31, 2019. In December 2020, the Company’s Board of Directors authorized a 5% stock buyback program or approximately 557,000 share buyback authorization. The Company previously had a stock buyback program in existence at January 1, 2020 which was suspended in March 2020 and terminated in July of 2020. The Company’s net income of $12.7 million was partially offset by the payment in February 2020 of a shareholder annual dividend of $0.21 per share and the 2020 repurchase of approximately 253,400 shares at a weighted average price of $11.13 per share.
Under the December 2020 stock buyback program, the Company purchased approximately 98,000 shares in December 2020, and is authorized to repurchase up to approximately 459,000 additional shares.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than or equal to one-year. At December 31, 2020, our liquidity ratio increased to 16.53 percent from 11.16 percent at December 31, 2019.
Our primary sources of funds are: deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $206.7 million of our $313.2 million (66%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate decreased in 2020 and may remain at this lower level in 2021 based on management’s current pricing strategy, which reflects the Bank’s current strong liquidity position. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. Based on interest rates on scheduled maturities and lower current market interest rates, this should also improve our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $118.4 million available to borrow under this arrangement, supported by loan collateral as of December 31, 2020. At December 31, 2020, the Bank had $123.7 million of borrowing capacity under the Federal Reserve SAB PPP Liquidity Facility. We also maintain lines of credit of $1.2 million with the Federal Reserve Bank and $15.0 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company maintains a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have formal brokered certificate lines of credit with counter parties at December 31, 2020, we believe that the Bank could access this market, which provides an additional potential source of liquidity. See Note 10, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.
In reviewing the adequacy of our liquidity, we review and evaluate historical financial information, including information regarding general economic conditions, current ratios, management goals and the resources available to meet our anticipated liquidity needs. Management believes that our liquidity is adequate, and to management’s knowledge, there are no known events or uncertainties that will result or are likely to reasonably result in a material increase or decrease in our liquidity.
Off-Balance Sheet Arrangements. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2020, the Company had approximately $247.3 million in unused commitments, compared to approximately $243.6 million in unused commitments as of December 31, 2019. See Note 12, “Commitments and Contingencies”; “Financial Instruments with Off-Balance Sheet Risk” of “Notes to Consolidated Financial Statements” which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.
Capital Resources. As of the dates indicated below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for the Bank.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2020
Total capital (to risk weighted assets)	$171,702	14.7%	$93,381	> =	8.0%	$116,726	> =	10.0%
Tier 1 capital (to risk weighted assets)	157,081	13.5%	70,035	> =	6.0%	93,381	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	157,081	13.5%	52,527	> =	4.5%	75,872	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	157,081	9.9%	63,718	> =	4.0%	79,647	> =	5.0%
As of December 31, 2019
Total capital (to risk weighted assets)	$160,302	13.1%	$98,174	> =	8.0%	$122,718	> =	10.0%
Tier 1 capital (to risk weighted assets)	149,982	12.2%	73,631	> =	6.0%	98,174	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	149,982	12.2%	55,223	> =	4.5%	79,767	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	149,982	10.4%	57,834	> =	4.0%	72,293	> =	5.0%
At December 31, 2020, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2020
Total capital (to risk weighted assets)	$166,703	14.3%	$93,381	> =	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	122,082	10.5%	70,035	> =	6.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	122,082	10.5%	52,527	> =	4.5%	N/A		N/A
Tier 1 leverage ratio (to adjusted total assets)	122,082	7.7%	63,718	> =	4.0%	N/A		N/A
As of December 31, 2019
Total capital (to risk weighted assets)	$137,259	11.2%	$98,174	> =	8.0%	$122,718	> =	10.0%
Tier 1 capital (to risk weighted assets)	111,939	9.1%	73,631	> =	6.0%	98,174	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	111,939	9.1%	55,223	> =	4.5%	79,767	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	111,939	7.7%	57,834	> =	4.0%	72,293	> =	5.0%

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter as of the periods indicated below:
Year ended December 31, 2020:

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Interest income	$16,908	$15,886	$15,218	$16,515
Interest expense	4,237	3,583	3,309	3,143
Net interest income	12,671	12,303	11,909	13,372
Provision for loan losses	2,000	1,750	1,500	2,500
Net interest income after provision for loan losses	10,671	10,553	10,409	10,872
Non-interest income	3,603	5,013	5,062	4,770
Non-interest expense	10,731	11,392	10,724	10,826
Income before income tax expense	3,543	4,174	4,747	4,816
Provision (benefit) for income tax	937	1,105	1,267	1,246
Net income	$2,606	$3,069	$3,480	$3,570
Basic earnings per share	$0.23	$0.28	$0.31	$0.32
Diluted earnings per share	$0.23	$0.28	$0.31	$0.32
Dividends paid	$0.21	$—	$—	$—
Year ended December 31, 2019:

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Interest income	$13,718	$14,336	$16,223	$16,146
Interest expense	3,656	4,253	4,630	4,371
Net interest income	10,062	10,083	11,593	11,775
Provision for loan losses	1,225	325	575	1,400
Net interest income after provision for loan losses	8,837	9,758	11,018	10,375
Non-interest income	2,332	5,238	3,621	3,784
Non-interest expense	9,894	9,389	12,975	10,428
Income before income tax expense	1,275	5,607	1,664	3,731
Provision (benefit) for income tax	322	1,500	430	562
Net income	$953	$4,107	$1,234	$3,169
Basic earnings per share	$0.09	$0.37	$0.11	$0.28
Diluted earnings per share	$0.09	$0.37	$0.11	$0.28
Dividends paid	$0.20	$—	$—	$—

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
In order to manage our assets and liabilities and achieve desired levels of liquidity, credit quality, cash flow, interest rate risk, profitability and capital targets, we have focused our strategies on:
•originating shorter-term secured commercial, agriculture and consumer loan maturities, which could include balloon mortgage loans;
•originating variable rate commercial and agriculture loans and adjustable-rate commercial and agriculture loans;
•the sale of a vast majority of longer-term fixed-rate residential loans in the secondary market with retained servicing;
•managing our funding needs by utilizing core deposits, brokered certificates of deposits and borrowings as appropriate,      with borrowing used to extend terms and lock in fixed interest rates;
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

The following table sets forth, at December 31, 2020 and December 31, 2019, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of December 31, 2020, and December 31, 2019, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful. The increase in changes in economic value of equity as a percentage of equity is due to the growth in non-maturity deposits, and the net reduction in longer-term fixed rate loans.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2020	At December 31, 2019
+300 bp	15%	1%
+200 bp	11%	2%
+100 bp	7%	1%
-100 bp	—%	(2)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at December 31, 2020 and December 31, 2019. The growth in percent change in net interest income in the various rate shock environments is due to the growth in assumed variable-rate Federal Reserve overnight balances and variable-rate loan assets.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2020	At December 31, 2019
+300 bp	3%	(5)%
+200 bp	3%	(4)%
+100 bp	2%	(2)%
-100 bp	(1)%	1%
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
Eau Claire, Wisconsin

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Citizens Community Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2020, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with auditing standards generally accepted in the United States of America, the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2021 expressed an unmodified opinion.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses
As discussed in Notes 1 and 4 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $1.2 billion and related allowance for loan losses of $17.0 million as of December 31, 2020. The Company’s allowance for loan losses is a material and complex estimate requiring significant management’s judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio. The allowance for loan losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date.

The Company’s general reserves cover non-impaired loans and is based on historical loss rates and qualitative loss factors for each portfolio. In calculating the allowance for loan losses, the Company considers relevant credit quality indicators for each loan segment, and estimates losses for each loan type based upon their nature and risk profile. This process requires significant management judgment in the review of the loan portfolio and assignment of risk ratings based upon the characteristics of loans. In addition, estimation of losses inherent within the portfolio requires significant management judgment, particularly where the Company has not incurred sufficient historical losses and has utilized industry data in forming its estimate.

Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls over the evaluation of the general reserve qualitative adjustments. Testing the design and operating effectiveness of controls relating to management’s timely identification of problem loans, appropriate application of loan rating policy, consistency of application of accounting policies and appropriateness of assumptions used in the allowance for loan losses calculation.

•Evaluating the reasonableness of assumptions and reasonableness, accuracy, and completeness of data used by management in forming the loss factors by performing retrospective review of historic loan loss experience and analyzing historical data used in developing the assumptions.

•Evaluating the appropriateness of inputs and factors that the Company used in forming the qualitative loss factors and assessing whether such inputs and factors were relevant, reliable, and reasonable for the purpose used.

•Testing the mathematical accuracy and computation of the allowance for loan losses.

•Evaluated the period to period consistency with which qualitative loss factors are determined and applied. Evaluate the qualitative adjustments year over year for directional consistency and testing the reasonableness, including the qualitative adjustments attributed to the estimated impact of the COVID-19 pandemic on the Company’s loan portfolio.

Goodwill Impairment Evaluation
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $31,498,000 at December 31, 2020, which is allocated to the Company’s single reporting unit. Goodwill is tested for impairment at the reporting unit level at least annually, or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. Management performed a quantitative assessment of goodwill for the Company’s single reporting unit utilizing estimates of selected market information (market approach). The calculation of the goodwill impairment involves significant estimates and subjective assumptions which require a high degree of management judgment. This judgment includes the identification of relevant market and transactions with comparable entities.

We identified the goodwill impairment assessment of the Company as a critical audit matter. The principal considerations for this determination was the degree of auditor judgment in performing procedures to evaluate the appropriateness of the methodology used by management, including consideration of the significant assumptions and inputs, which includes relevant market and transactions with comparable entities.

The primary procedures we performed to address this critical audit matter included:

•Testing the operating effectiveness of controls over management’s goodwill impairment test including controls addressing:
◦Management’s review of the reasonableness and accuracy of the Company’s market and transactions with comparable entities.
◦Management’s review of the accuracy of estimates used to determine implied fair value.

•Substantively testing management’s estimate, including evaluating their judgements and assumptions, for estimating fair value of the Company which included:
◦Evaluation of key financial data for accuracy, including corroborating the reasonableness and accuracy of the market and transactions with comparable entities.
◦Utilization of firm employed valuation specialist to evaluate appropriateness of valuation methodologies and overall reasonableness of implied fair value.

/s/ Eide Bailly, LLP

We have served as the Company’s auditor since 2020.

Denver, Colorado
March 8, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Community Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Citizens Community Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flow for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor from 2010 to 2019.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)
Minneapolis, Minnesota
March 10, 2020

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$119,440	$55,840
Other interest bearing deposits	3,752	4,744
Securities available for sale "AFS"	144,233	180,119
Securities held to maturity "HTM"	43,551	2,851
Equity securities with readily determinable fair value	200	246
Other investments	14,948	15,005
Loans receivable	1,237,581	1,177,380
Allowance for loan losses	(17,043)	(10,320)
Loans receivable, net	1,220,538	1,167,060
Loans held for sale	3,075	5,893
Mortgage servicing rights, net	3,252	4,282
Office properties and equipment, net	21,165	21,106
Accrued interest receivable	5,652	4,738
Intangible assets	5,494	7,587
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	197	1,460
Bank owned life insurance ("BOLI")	23,684	23,063
Other assets	8,416	5,757
TOTAL ASSETS	$1,649,095	$1,531,249
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,295,256	$1,195,702
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") advances	123,498	130,971
Other borrowings	58,328	43,560
Other liabilities	11,449	10,463
Total liabilities	1,488,531	1,380,696
Stockholders’ Equity:
Common stock— $0.01 par value, authorized 30,000,000; 11,056,349 and 11,266,954 shares issued and outstanding, respectively	111	113
Additional paid-in capital	126,704	128,856
Retained earnings	32,809	22,517
Unearned deferred compensation	(550)	(462)
Accumulated other comprehensive income (loss)	1,490	(471)
Total stockholders’ equity	160,564	150,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,649,095	$1,531,249
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended December 31, 2020	For the year ended December 31, 2019
Interest and dividend income:
Interest and fees on loans	$59,763	$54,647
Interest on investments	4,764	5,776
Total interest and dividend income	64,527	60,423
Interest expense:
Interest on deposits	10,000	12,174
Interest on FHLB and FRB borrowed funds	1,814	2,721
Interest on other borrowed funds	2,458	2,015
Total interest expense	14,272	16,910
Net interest income before provision for loan losses	50,255	43,513
Provision for loan losses	7,750	3,525
Net interest income after provision for loan losses	42,505	39,988
Non-interest income:
Service charges on deposit accounts	1,832	2,368
Interchange income	2,029	1,735
Loan servicing income	4,158	2,674
Gain on sale of loans	6,693	2,462
Loan fees and service charges	1,383	1,145
Insurance commission income	475	734
Net gains on investment securities	110	271
Net gain on sale of branch	—	2,295
Net gain on sale of acquired business lines	432	—
Settlement proceeds	131	—
Other	1,205	1,291
Total non-interest income	18,448	14,975
Non-interest expense:
Compensation and related benefits	22,321	20,325
Occupancy	3,915	3,697
Office	2,152	2,188
Data processing	4,375	3,938
Amortization of intangible assets	1,622	1,496
Mortgage servicing rights expense	3,050	1,108
Advertising, marketing and public relations	967	1,214
FDIC premium assessment	584	258
Professional services	1,829	2,457
Gain on repossessed assets, net	(259)	(125)
Other	3,117	6,130
Total non-interest expense	43,673	42,686
Income before provision for income tax	17,280	12,277
Provision for income taxes	4,555	2,814
Net income attributable to common stockholders	$12,725	$9,463
Per share information:
Basic earnings	$1.14	$0.85
Diluted earnings	$1.14	$0.85
Cash dividends paid	$0.21	$0.20
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the year ended December 31, 2020	For the year ended December 31, 2019
Net income attributable to common stockholders	$12,725	$9,463
Other comprehensive income, net of tax:
Securities available for sale
Net unrealized gains arising during period	2,074	1,219
Reclassification adjustment for net gains included in net income, net of tax	(113)	196
Other comprehensive income	1,961	1,415
Comprehensive income	$14,686	$10,878
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except Shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	10,953,512	$109	$125,512	$15,264	$(857)	$(1,841)	$138,187
Net income	—	—	—	9,463	—	—	9,463
Other comprehensive income, net of tax	—	—	—	—	—	1,415	1,415
Forfeiture of unvested shares	(12,167)	—	(199)	—	199	—	—
Surrender of restricted shares of common stock	(4,667)	—	(53)	—	—	—	(53)
Restricted common stock awarded under the equity incentive plan	12,847	—	274	—	(274)	—	—
Common stock issued to F&M shareholders	288,999	3	3,102	—	—	—	3,105
Common stock options exercised	28,430	1	202	—	—	—	203
Stock option expense	—	—	18	—	—	—	18
Amortization of restricted stock	—	—	—	—	470	—	470
Adoption of ASU 2016-01; Equity securities (1)	—	—	—	45	—	(45)	—
Adoption of ASU 2016-02; Leases	—	—	—	(57)	—	—	(57)
Cash dividends ($0.20 per share)	—	—	—	(2,198)	—	—	(2,198)
Balance, December 31, 2019	11,266,954	$113	$128,856	$22,517	$(462)	$(471)	$150,553
Net income	—	—	—	12,725	—	—	12,725
Other comprehensive income, net of tax	—	—	—	—	—	1,961	1,961
Unrealized performance-based restricted common stock awards	—	—	(92)	—	92	—	—
Surrender of restricted shares of common stock	(2,641)	—	(27)	—	—	—	(27)
Restricted Common stock awarded under the equity incentive plan	45,507	—	710	—	(710)	—	—
Common stock fractional share adjustment on acquisitions	(40)	—	—	—	—	—	—
Common stock repurchased	(253,431)	(2)	(2,757)	(61)	—	—	(2,820)
Stock option expense	—	—	14	—	—	—	14
Amortization of restricted stock	—	—	—	—	530	—	530
Cash dividends ($0.21 per share)	—	—	—	(2,372)	—	—	(2,372)
Balance, December 31, 2020	11,056,349	$111	$126,704	$32,809	$(550)	$1,490	$160,564
(1) Amount reclassified to retained earnings due to January 1, 2019 adoption of ASU 2016-02. For further information, refer to Note 1, “Nature of Business and Summary of Significant Accounting Policies; Recent Pronouncements - Adopted”
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31, 2020	For the year ended December 31, 2019
Cash flows from operating activities:
Net income attributable to common stockholders	$12,725	$9,463
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization, net of discount accretion on investment securities	142	899
Depreciation expense	1,954	1,564
Provision for loan losses	7,750	3,525
Net realized loss (gain) on equity securities	46	—
Net realized gain on debt securities	(156)	—
Net realized loss on sale of securities	—	(271)
Increase in mortgage servicing rights resulting from transfers of financial assets	(2,020)	(904)
Mortgage servicing rights expense	3,050	1,108
Amortization of intangible assets	1,622	1,496
Amortization of restricted stock	530	470
Net stock based compensation expense	14	18
Loss (gain) on sale of office properties and equipment	178	(32)
Deferred income taxes	(2,237)	(752)
Increase in cash surrender value of life insurance	(621)	(552)
Net gain from disposals of foreclosed and repossessed assets	(259)	(125)
Gain on sale of loans held for sale, net	(6,693)	(2,462)
Net change in loans held for sale	9,511	(1,504)
(Increase) decrease in accrued interest receivable and other assets	(2,080)	4,497
Increase (decrease) in other liabilities	581	(3,602)
Net gain on sale of insurance agency	(252)	—
Total adjustments	11,060	3,373
Net cash provided by operating activities	23,785	12,836
Cash flows from investing activities:
Net decrease in other interest bearing deposits	992	3,708
Purchase of available for sale securities	(28,218)	(53,915)
Purchase of held to maturity securities	(44,441)	—
Proceeds from principal payments and sale of available for sale securities	66,872	58,618
Proceeds from principal payments and maturities of held to maturity securities	3,692	1,999
Net purchases (sales) of other investments	57	(1,299)
Proceeds from sale of foreclosed and repossessed assets	2,780	3,038
Net increase in loans	(62,486)	(60,874)
Net capital expenditures	(2,573)	(6,771)
Net cash disbursed in business combination	—	(8,137)
Proceeds from disposal of office properties and equipment	382	300
Net proceeds from sale of insurance agency	1,128	—
Net cash used in investing activities	(61,815)	(63,333)
Cash flows from financing activities:
Net (decrease) increase in short-term Federal Home Loan Bank advances	(40,973)	1,036
Long-term Federal Home Loan Bank advances	66,500	—
Long-term Federal Home Loan Bank maturities	(33,000)	—
Amortization of debt issuance costs	91	—
Proceeds from other borrowings, net of origination costs	14,677	—
Proceeds from other borrowings to fund business combination, net of debt issuance costs	—	29,913
Principal payment reduction to other borrowings	—	(11,000)
Net increase in deposits	99,554	39,553
Common stock issued in F&M acquisition less capitalized equity costs	—	3,105
Repurchase shares of common stock	(2,820)	—
Surrender of restricted shares of common stock	(27)	(53)

Common stock options exercised	—	203
Cash dividends paid	(2,372)	(2,198)
Net cash provided by financing activities	101,630	60,559
Net increase in cash and cash equivalents	63,600	10,062
Cash and cash equivalents at beginning of period	55,840	45,778
Cash and cash equivalents at end of period	$119,440	$55,840

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$9,980	$12,665
Interest on borrowings	$3,950	$5,128
Income taxes	$7,870	$3,847
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$1,057	$1,803
Fair value of assets acquired, net of cash and cash equivalents	$—	$177,494
Fair value of liabilities assumed, net of cash and cash equivalents	$—	$169,724
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
The Bank is a national banking association (a “National Bank”) and operates under the title of Citizens Community Federal National Association (“Citizens Community Federal N.A.” or “Bank”). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis (the “FRB”), and operates under the title of Citizens Community Bancorp, Inc. Wells Insurance Agency (“WIA”) was a wholly owned subsidiary of the Bank, providing insurance products to the Bank’s customers and was sold on June 30, 2020. F&M Investment Corp. of Tomah was a wholly owned subsidiary of the Bank that was formerly utilized by F&M to manage its municipal bond portfolio, and was dissolved in February 2020. The U.S. Office of the Comptroller of the Currency (the “OCC”), is the primary federal regulator for the Bank.
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers primarily in Wisconsin and Minnesota through 25 branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, Mankato and Twin Cities markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, agricultural operators and consumers, including one-to-four family residential mortgages.
On May 17, 2019, the Company completed the sale of the Rochester Hills, MI branch for a deposit premium of 7 percent, or approximately $2.3 million gain, net of selling costs. The branch sale included approximately $34 million in deposits and $300 in fixed assets. The Bank retained all loans associated with the branch.
On July 1, 2019 the Company completed its previously announced acquisition of F. & M. Bancorp. of Tomah, Inc. (“F&M”) pursuant to the merger agreement. In connection with the acquisition, the Company merged Farmers & Merchants Bank with and into the Bank, with the Bank surviving the merger See Note 2, “Acquisitions” for additional information.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions occurring subsequent to the balance sheet date of December 31, 2020 through the date on which the consolidated financial statements were available to be issued on March 8, 2021, for items that should potentially be recognized or disclosed in these consolidated financial statements.
Unless otherwise stated, all monetary amounts in these Notes to Consolidated Financial Statements, other than share, per share, capital and capital ratio amounts, are stated in thousands.
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Citizens Community Federal N.A. All significant inter-company accounts and transactions have been eliminated.
Use of Estimates—Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying transition report on Form 10-K for the year ended December 31, 2020 and external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
Cash and Cash Equivalents—For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash, due from banks, and interest bearing deposits with original maturities of three months or less.
Interest Bearing Deposits—Other interest bearing deposits are certificate of deposit investments made by the Bank with other financial institutions that are carried at cost. The weighted average months to maturity of the interest bearing deposits is 9.67 months. Balances over $250 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of December 31, 2020 and December 31, 2019, there were no certificate of deposit accounts with a balance greater than $250.
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
Other investments - As a member of the Federal Reserve Bank (“FRB”) System and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as other non-interest income in the consolidated statement of operations.
Also included are non-marketable equity securities of our correspondent bank, Bankers Bank, without readily determinable fair value. This stock is carried at cost plus or minus changes resulting from observable price changes in orderly transactions for this stock, less other-than-temporary impairment charges, if any.
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $14,948 at December 31, 2020 consisted of $8,103 of FHLB stock, $5,170 of Federal Reserve Bank stock and $1,675 of Bankers’ Bank stock. Other investments totaling $15,005 at December 31, 2019 consisted of $8,196 of FHLB stock, $5,162 of Federal Reserve Bank stock, and $1,647 of Bankers’ Bank stock.
Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, accretable discounts on loans purchased, and non-accretable differences on purchased credit impaired (PCI) loans. Interest income is accrued on the unpaid principal balance of these loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method with no prepayment assumptions. Late charge fees are recognized into income when collected.
Interest income on commercial, mortgage and consumer loans is discontinued according to the following schedules:
•Commercial/agricultural real estate loans past due 90 days or more;
•Commercial and industrial/agricultural operating loans past due 90 days or more;
•Closed end consumer installment loans past due 120 days or more; and
•Residential mortgage loans and open ended installment loans past due 180 days or more.
Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account current with the contractual term of the loan and a six month payment history has been established. Interest on impaired loans considered troubled debt restructurings (“TDRs”), less than 90 days delinquent, is recognized as income as it accrues based on the revised terms of the loan over an established period of continued payment.
Residential mortgage loans and open ended consumer installment loans are charged off to estimated net realizable value less estimated selling costs at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 180 days or more. Closed end consumer loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 120 days or more. Commercial/agricultural real estate and commercial and industrial/agricultural operating loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 90 days or more.
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
Loans Held for Sale — Loans held for sale are those loans the Company has the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or fair value. Gains and losses on sales of loans are recognized at settlement dates, and are determined by the difference between the sales proceeds and the carrying value of the loans after allocating costs to servicing rights retained. Gains and/or losses on sale of loans are recognized as non-interest income on the consolidated statement of operations. Interest rate lock commitments on mortgage loans to be funded and sold are valued at fair value, and are included in other assets or liabilities, if material.
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
Mortgage Servicing Rights— Mortgage servicing rights (“MSR”) assets result as the Company sells loans to investors in the secondary market and retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations.
The valuation of MSRs and related amortization, included in mortgage servicing rights expense in the consolidated statements of operations, thereon are based on numerous factors, assumptions and judgments, such as those for: changes in the mix of loans, interest rates, prepayment speeds, and default rates. Changes in these factors, assumptions and judgments may have a material effect on the valuation and amortization of MSRs. Although management believes that the assumptions used to evaluate the MSRs for impairment are reasonable, future adjustment may be necessary if future economic conditions differ substantially from the economic assumptions used to determine the value of MSRs.
Servicing fee income, which is reported on the consolidated statements of operations in non-interest income as Loan servicing fee income, is recorded for fees earned for servicing loans. The fee are based on a contractual percentage of outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.
Office Properties and Equipment—Premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of office properties and equipment are reflected in income. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated using the straight-line (or accelerated) method with useful lives based on the lesser of (a) the estimated life of the lease, or (b) the estimated useful life of the leasehold improvement. Depreciation expense is included in non-interest expense on the consolidated statement of operations.
    Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.”  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives ranging from 48 to 111 months utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of December 31, 2020 which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2020. See Note 7 for additional information on goodwill and other intangible assets.
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
    Debt and equity issuance costs—Debt issuance costs, which consist primarily of fees paid to note underwriters, are deferred and included in other borrowings in the consolidated balance sheet. Debt issuance costs are amortized over the contractual term of the corresponding debt, as a component of interest expense on other borrowed funds in the consolidated statement of operations. Specific costs associated with the issuance of shares of the Company’s common or preferred stock are netted against proceeds and recorded in stockholders’ equity, as additional paid in capital, on the consolidated balance sheet, in the period of the share issuance.
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
The Company assess on a quarterly basis the carrying amount of its net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carry forward periods, any experience with utilization of operating loss and tax credit carry forwards not expiring, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. Accordingly, the Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.
Revenue Recognition - The Company recognizes revenue in the consolidated statements of operations as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes fees from deposit accounts, ATM and debit card fees, mortgage banking activities, and other miscellaneous services and transactions. Commission revenue from WIA was recognized as of the effective date of the insurance policy or the date the customer was billed, whichever was later. The Company also received contingent commissions from insurance companies which were based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the Company. Contingent commissions from insurance companies were recognized when determinable. Commission revenue is included in other non-interest income in the consolidated statement of operations and has been discontinued due to the sale of WIA on June 30, 2020.
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
Off-Balance-Sheet Financial Instruments—In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and commitments under lines of credit arrangements, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. See Note 12, “Commitments and Contingencies” in Notes to Consolidated Financial Statements.
Derivatives--Rate-lock Commitments and Forward Sale Agreements —The Company enters into commitments to originate loans, whereby the interest rate on the loan is determined prior to funding (rate-lock commitment). Rate-lock commitments on mortgage loans held for sale are derivative instruments. If material, derivative instruments are carried on the consolidated balance sheets at fair value, and changes in the fair value thereof are recognized in the consolidated statements of operations. The Company originates single-family residential loans for sale, pursuant to programs primarily with the Federal Home Loan Mortgage Corporation (FHLMC) and other similar third parties. In connection with these programs, at the time the Company initially issues a loan commitment, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with the prospective loan purchaser, at a specific price, in order to manage the interest rate risk inherent to the rate-lock commitment. The forward sale agreement also meets the definition of a derivative instrument. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate, to the time the Company funds the loan and sells the loan to a third party varies, and could be up to 90 days. The fair value of each instrument will rise and fall in response to changes in market interest rates, subsequent to the dates the interest rate locks and forward sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company’s interest rate and price risks.
At December 31, 2020, the Company had $23,650 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of December 31, 2020.
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
Recognition of a prior period error-In April 2019 the Company determined that certain state franchise returns had not ever been filed. The franchise liability calculation is primarily based on the Company's stockholders’ equity. The initial franchise return should have been filed in 2006 as part of the Company’s initial public offering. Additionally, with the Company's 2018 capital raise, an additional franchise liability should have been recorded in fiscal 2018. The Company should have recorded a $140 pre-tax charge related to the 2006 initial public offering in the fiscal year ended September 30, 2006 and a $160 pre-tax charge related to the 2018 capital raise in the fiscal year ended September 30, 2018. The correction of these prior period errors to record both the 2006 and 2018 franchise liability totaling $300, was recorded during the three months ended March 31, 2019. The impact on results of operations for the three months ended March 31, 2019 and year ended December 31, 2019 were as follows: pre-tax income was understated by $300, tax expense was overstated by $81 and net income was understated by $219 or $0.02 per share. For the fiscal year ended September 30, 2018, pre-tax income was overstated by $160, tax expense was understated by $44 and net income was overstated by $116 or $0.02 per share. Management of the Company evaluated these prior period errors under the accounting guidance FASB ASC 250, Accounting Changes and Error Corrections and concluded that the effect of these prior period errors was not material to the Company's consolidated financial statements for the year ended December 31, 2019.
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

At adoption, the Company leased (1) 9 branch locations, (2) its corporate offices (3) 1 production office and (4) office equipment under operating leases that resulted in the recognition of right-of-use assets and corresponding lease liabilities of approximately $5,000, respectively, applicable under Topic 842. The right-of-use assets are included in other assets and the corresponding lease liabilities are included in other liabilities on the consolidated balance sheet. Adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations. Management adopted the guidance on January 1, 2019, and elected certain practical expedients offered by the FASB, including foregoing the restatement of comparative periods upon adoption. Management also excluded short-term leases from the recognition of right-of-use asset and lease liabilities. Additionally, the Company elected the transition relief allowed by FASB in foregoing reassessment of the following: whether any existing contracts were or contained leases, the classification of existing leases, and the determination of initial direct costs for existing leases. As of December 31, 2020, the Company leases (1) 5 branch locations, (2) its corporate offices and (3) 1 production office under operating leases. See Note 8 for additional detail.
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

The following table summarizes the amounts recorded on the consolidated balance sheet as of the acquisition date in conjunction with the F&M acquisition discussed above:

F&M

Fair value of consideration paid	$23,894

Fair value of identifiable assets acquired:
Cash and cash equivalents	15,757
Fed funds sold	—
Interest bearing deposits	992
Securities available for sale “AFS”	37,069
Non-marketable equity securities, at cost	2,413
Loans held for sale	—
Loans receivable, net	126,732
Mortgage servicing assets	—
Premises and equipment, net	2,654
Core deposit intangible assets	1,582
Cash value of life insurance	4,719
Other assets	1,676
Total identifiable assets acquired	$193,594

Fair value of liabilities assumed:
Deposits	$148,637
Other borrowings	20,122
Other liabilities	965
Total liabilities assumed	169,724
Fair value of net identifiable assets acquired	23,870
Goodwill recognized	$24
On October 25, 2019, the Department of the Treasury released regulations which clarified the tax status of acquired life insurance policies, resulting in policies acquired from United Bank and F&M retaining their tax-free status. As a result, the Company reduced its related deferred tax liabilities by $342 (F&M), and $300 (United Bank) and F&M’s initial goodwill was reduced by $342 on the December 31, 2019 consolidated balance sheet. $300 was recorded as a discrete tax credit reduction on the Company’s statement of operations for the twelve-months ended December 31, 2019.

NOTE 3 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of December 31, 2020 and December 31, 2019, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
U.S. government agency obligations	$33,048	$387	$70	$33,365
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	39,454	1,537	—	40,991
Corporate debt securities	17,199	372	109	17,462
Corporate asset-backed securities	36,039	104	316	35,827
Trust preferred securities	16,297	189	38	16,448
Total available for sale securities	$142,177	$2,589	$533	$144,233

December 31, 2019
U.S. government agency obligations	$52,020	$132	$347	$51,805
Obligations of states and political subdivisions	281	—	—	281
Mortgage-backed securities	70,806	635	110	71,331
Corporate debt securities	18,776	66	117	18,725
Corporate asset-backed securities	27,718	—	864	26,854
Trust preferred securities	11,167	35	79	11,123
Total available for sale securities	$180,768	$868	$1,517	$180,119

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Obligations of states and political subdivisions	$600	$2	$—	$602
Mortgage-backed securities	42,951	265	34	43,182
Total held to maturity securities	$43,551	$267	$34	$43,784
December 31, 2019
Obligations of states and political subdivisions	$300	$2	$—	$302
Mortgage-backed securities	2,551	104	—	2,655
Total held to maturity securities	$2,851	$106	$—	$2,957
At December 31, 2020, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $1,209 as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2020, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2020, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $576 and mortgage-backed securities with a carrying value of $3,028 as collateral against specific municipal deposits. As of December 31, 2020, the Bank also has mortgage-backed securities with a carrying value of $468 pledged as collateral to the Federal Home Loan Bank of Des Moines.
For the twelve months ended December 31, 2020, gross sales of available for sale securities were $12,091, gross gains on sale of available for sale securities were $157, and gross losses on sale of available for sale securities were $1.
The estimated fair value of available for sale securities at December 31, 2020, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and securities due to the call feature.

	December 31, 2020		December 31, 2019
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$141	$141
Due after one year through five years	3,833	4,095	5,900	5,959
Due after five years through ten years	44,405	44,880	43,269	43,180
Due after ten years	54,485	54,267	60,652	59,508
Total securities with contractual maturities	102,723	103,242	109,962	108,788
Mortgage-backed securities	39,454	40,991	70,806	71,331
Total available for sale securities	$142,177	$144,233	$180,768	$180,119

	December 31, 2020		December 31, 2019
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$300	$302
Due after one year through five years	200	200	—	—
Due after five years through ten years	400	402	—	—
Total securities with contractual maturities	600	602	300	302
Mortgage-backed securities	42,951	43,182	2,551	2,655
Total held to maturity securities	$43,551	$43,784	$2,851	$2,957

Securities with unrealized losses at December 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2020
U.S. government agency obligations	$7,654	$17	$6,834	$53	$14,488	$70
Corporate debt securities	3,447	27	1,418	82	4,865	109
Corporate asset-backed securities	—	—	24,310	316	24,310	316
Trust preferred securities	5,612	38	—	—	5,612	38
Total	$16,713	$82	$32,562	$451	$49,275	$533
December 31, 2019
U.S. government agency obligations	$14,593	$156	$10,540	$191	$25,133	$347
Mortgage-backed securities	22,537	62	5,883	48	28,420	110
Corporate debt securities	7,001	15	1,398	102	8,399	117
Corporate asset-backed securities	8,683	285	18,171	579	26,854	864
Trust preferred securities	7,420	79	—	—	7,420	79
Total	$60,234	$597	$35,992	$920	$96,226	$1,517

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2020
Mortgage-backed securities	$16,538	$34	$—	$—	$16,538	$34
Total	$16,538	$34	$—	$—	$16,538	$34
December 31, 2019
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—
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
Commercial and industrial (“C&I”) loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. Agricultural operating loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines. Operating lines are typically written for one year and secured by the crop and other farm assets or other business assets, as considered necessary. Agricultural loans carry significant credit risks as they may involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. Farming operations may be affected by adverse weather conditions such as drought, hail or floods that can severely limit crop yields. SBA PPP loan balances are 100% guaranteed under the Small Business Association’s Paycheck Protection Program and may be forgiven in full, depending on use of funds and eligibility. These SBA-backed loans helped businesses keep their workforce employed during the COVID-19 crisis. Eligible borrowers, who qualify for full loan forgiveness during the eight to twenty four week period following loan disbursement, can apply for forgiveness, once all proceeds for which the borrower requested forgiveness has been used. Borrowers can apply for forgiveness any time up to the maturity date of the loan.
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

Loans by classes within portfolio segments were as follows:

	December 31, 2020	December 31, 2019
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$351,113	$302,546
Agricultural real estate	31,741	34,026
Multi-family real estate	112,731	71,877
Construction and land development	91,241	71,467
C&I/Agricultural operating:
Commercial and industrial	95,290	89,730
Agricultural operating	24,457	20,717
Residential mortgage:
Residential mortgage	86,283	108,619
Purchased HELOC loans	6,260	8,407
Consumer installment:
Originated indirect paper	25,851	39,585
Other Consumer	12,056	15,546
Originated loans before SBA PPP loans	$837,023	$762,520
SBA PPP loans	123,702	—
Total originated loans	$960,725	$762,520
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$156,562	$211,913
Agricultural real estate	37,054	51,337
Multi-family real estate	9,421	15,131
Construction and land development	7,276	14,943
C&I/Agricultural operating:
Commercial and industrial	21,263	44,004
Agricultural operating	8,328	17,063
Residential mortgage:
Residential mortgage	45,103	67,713
Consumer installment:
Other Consumer	1,157	2,640
Total acquired loans	$286,164	$424,744
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$507,675	$514,459
Agricultural real estate	68,795	85,363
Multi-family real estate	122,152	87,008
Construction and land development	98,517	86,410
C&I/Agricultural operating:
Commercial and industrial	116,553	133,734
Agricultural operating	32,785	37,780
Residential mortgage:
Residential mortgage	131,386	176,332
Purchased HELOC loans	6,260	8,407
Consumer installment:
Originated indirect paper	25,851	39,585
Other Consumer	13,213	18,186
Total loans before SBA PPP loans	$1,123,187	$1,187,264
SBA PPP loans	123,702	—
Gross loans	$1,246,889	$1,187,264
Less:
Unearned net deferred fees and costs and loans in process	(4,245)	(393)
Unamortized discount on acquired loans	(5,063)	(9,491)
Allowance for loan losses	(17,043)	(10,320)
Loans receivable, net	$1,220,538	$1,167,060

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

Below is a breakdown of loans by risk rating as of December 31, 2020:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$349,482	$543	$1,088	$—	$—	$351,113
Agricultural real estate	30,041	446	1,254	—	—	31,741
Multi-family real estate	112,423	308	—	—	—	112,731
Construction and land development	87,763	—	3,478	—	—	91,241
C&I/Agricultural operating:
Commercial and industrial	91,474	20	3,796	—	—	95,290
SBA PPP loans	123,702	—	—	—	—	123,702
Agricultural operating	22,462	934	1,061	—	—	24,457
Residential mortgage:
Residential mortgage	82,097	7	4,179	—	—	86,283
Purchased HELOC loans	5,959	—	301	—	—	6,260
Consumer installment:			—
Originated indirect paper	25,616	—	235	—	—	25,851
Other Consumer	11,986	—	70	—	—	12,056
Total originated loans	$943,005	$2,258	$15,462	$—	$—	$960,725
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$148,303	$4,274	$3,985	$—	$—	$156,562
Agricultural real estate	31,147	—	5,907	—	—	37,054
Multi-family real estate	9,273	—	148	—	—	9,421
Construction and land development	7,237	—	39	—	—	7,276
C&I/Agricultural operating:
Commercial and industrial	20,918	9	336	—	—	21,263
Agricultural operating	7,838	—	490	—	—	8,328
Residential mortgage:
Residential mortgage	42,805	131	2,167	—	—	45,103
Consumer installment:
Other Consumer	1,150	—	7	—	—	1,157
Total acquired loans	$268,671	$4,414	$13,079	$—	$—	$286,164
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$497,785	$4,817	$5,073	$—	$—	$507,675
Agricultural real estate	61,188	446	7,161	—	—	68,795
Multi-family real estate	121,696	308	148	—	—	122,152
Construction and land development	95,000	—	3,517	—	—	98,517
C&I/Agricultural operating:
Commercial and industrial	112,392	29	4,132	—	—	116,553
SBA PPP loans	123,702	—	—	—	—	123,702
Agricultural operating	30,300	934	1,551	—	—	32,785
Residential mortgage:
Residential mortgage	124,902	138	6,346	—	—	131,386
Purchased HELOC loans	5,959	—	301	—	—	6,260
Consumer installment:
Originated indirect paper	25,616	—	235	—	—	25,851
Other Consumer	13,136	—	77	—	—	13,213
Gross loans	$1,211,676	$6,672	$28,541	$—	$—	$1,246,889
Less:
Unearned net deferred fees and costs and loans in process						(4,245)
Unamortized discount on acquired loans						(5,063)
Allowance for loan losses						(17,043)
Loans receivable, net						$1,220,538

Below is a breakdown of loans by risk rating as of December 31, 2019:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$301,381	$266	$899	$—	$—	$302,546
Agricultural real estate	31,129	829	2,068	—	—	34,026
Multi-family real estate	71,877	—	—	—	—	71,877
Construction and land development	67,989	—	3,478	—	—	71,467
C&I/Agricultural operating:
Commercial and industrial	85,248	1,023	3,459	—	—	89,730
Agricultural operating	19,545	402	770	—	—	20,717
Residential mortgage:
Residential mortgage	104,428	—	4,191	—	—	108,619
Purchased HELOC loans	8,407	—	—	—	—	8,407
Consumer installment:			—
Originated indirect paper	39,339	—	246	—	—	39,585
Other Consumer	15,425	—	121	—	—	15,546
Total originated loans	$744,768	$2,520	$15,232	$—	$—	$762,520
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$196,692	$6,084	$9,137	$—	$—	$211,913
Agricultural real estate	42,381	534	8,422	—	—	51,337
Multi-family real estate	13,533	—	1,598	—	—	15,131
Construction and land development	14,181	—	762	—	—	14,943
C&I/Agricultural operating:
Commercial and industrial	41,587	932	1,485	—	—	44,004
Agricultural operating	15,621	350	1,092	—	—	17,063
Residential mortgage:
Residential mortgage	65,125	436	2,152	—	—	67,713
Consumer installment:
Other Consumer	2,628	—	12	—	—	2,640
Total acquired loans	$391,748	$8,336	$24,660	$—	$—	$424,744
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$498,073	$6,350	$10,036	$—	$—	$514,459
Agricultural real estate	73,510	1,363	10,490	—	—	85,363
Multi-family real estate	85,410	—	1,598	—	—	87,008
Construction and land development	82,170	—	4,240	—	—	86,410
C&I/Agricultural operating:
Commercial and industrial	126,835	1,955	4,944	—	—	133,734
Agricultural operating	35,166	752	1,862	—	—	37,780
Residential mortgage:
Residential mortgage	169,553	436	6,343	—	—	176,332
Purchased HELOC loans	8,407	—	—	—	—	8,407
Consumer installment:
Originated indirect paper	39,339	—	246	—	—	39,585
Other Consumer	18,053	—	133	—	—	18,186
Gross loans	$1,136,516	$10,856	$39,892	$—	$—	$1,187,264
Less:
Unearned net deferred fees and costs and loans in process						(393)
Unamortized discount on acquired loans						(9,491)
Allowance for loan losses						(10,320)
Loans receivable, net						$1,167,060

Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the twelve months ended December 31, 2020, and the twelve months ended December 31, 2019. A summary of the changes in those loans is as follows:

	Twelve months ended	Twelve months ended
	December 31, 2020	December 31, 2019
Balance—beginning of period	$20,367	$11,104
New loan originations	7,230	10,243
Repayments	(1,114)	(980)
Balance—end of period	$26,483	$20,367
Available and unused lines of credit	$187	$7,017
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

Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Twelve months ended December 31, 2020:
Allowance for Loan Losses:
Beginning balance, January 1, 2020	$6,205	$1,643	$879	$467	$357	$9,551
Charge-offs	—	(932)	(5)	(145)	—	(1,082)
Recoveries	75	8	7	69	—	159
Provision	3,991	1,393	160	98	549	6,191
Total Allowance on originated loans	$10,271	$2,112	$1,041	$489	$906	$14,819
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2020	$526	$27	$163	$53	$—	$769
Charge-offs	—	(159)	(74)	(3)	—	(236)
Recoveries	77	33	15	7	—	132
Provision	1,081	240	231	7	—	1,559
Total allowance on other acquired loans	$1,684	$141	$335	$64	$—	$2,224
Total allowance on acquired loans	$1,684	$141	$335	$64	$—	$2,224
Ending Balance, December 31, 2020	$11,955	$2,253	$1,376	$553	$906	$17,043
Allowance for Loan Losses at December 31, 2020:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$698	$190	$226	$1	$—	$1,115
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$11,257	$2,063	$1,150	$552	$906	$15,928
Loans Receivable as of December 31, 2020:
Ending balance of originated loans	$586,826	$243,449	$92,543	$37,907	$—	$960,725
Ending balance of purchased credit-impaired loans	15,100	1,534	1,312	—	—	17,946
Ending balance of other acquired loans	195,213	28,057	43,791	1,157	—	268,218
Ending balance of loans	$797,139	$273,040	$137,646	$39,064	$—	$1,246,889
Ending balance: individually evaluated for impairment	$26,303	$7,115	$9,621	$358	$—	$43,397
Ending balance: collectively evaluated for impairment	$770,836	$265,925	$128,025	$38,706	$—	$1,203,492

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Twelve months ended December 31, 2019:
Allowance for Loan Losses:
Beginning balance, January 1, 2019	$4,019	$1,258	$1,048	$641	$153	$7,119
Charge-offs	(355)	—	(120)	(257)	—	(732)
Recoveries	—	—	—	84	—	84
Provision	2,541	385	(49)	(1)	204	3,080
Total Allowance on originated loans	$6,205	$1,643	$879	$467	$357	$9,551
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2019	$183	$32	$205	$65	$—	$485
Charge-offs	(26)	—	(120)	(33)	—	(179)
Recoveries	3	—	5	10	—	18
Provision	366	(5)	73	11	—	445
Total Allowance on other acquired loans	$526	$27	$163	$53	$—	$769
Total Allowance on acquired loans	$526	$27	$163	$53	$—	$769
Ending balance, December 31, 2019	$6,731	$1,670	$1,042	$520	$357	$10,320
Allowance for Loan Losses at December 31, 2019:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$495	$312	$136	$13	$—	$956
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$6,236	$1,358	$906	$507	$357	$9,364
Loans Receivable as of December 31, 2019:
Ending balance of originated loans	$479,916	$110,447	$117,026	$55,131	$—	$762,520
Ending balance of purchased credit-impaired loans	31,408	4,666	2,194	—	—	38,268
Ending balance of other acquired loans	261,916	56,401	65,519	2,640	—	386,476
Ending balance of loans	$773,240	$171,514	$184,739	$57,771	$—	$1,187,264
Ending balance: individually evaluated for impairment	$42,658	$9,966	$10,126	$446	$—	$63,196
Ending balance: collectively evaluated for impairment	$730,582	$161,548	$174,613	$57,325	$—	$1,124,068

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Commercial/Agricultural Real Estate Loans		C&I/Agricultural operating		Residential Mortgage		Consumer Installment		Totals
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Performing loans
Performing TDR loans	$4,695	$1,730	$3,836	$366	$3,142	$3,206	$49	$68	$11,722	$5,370
Performing loans other	786,533	758,237	266,975	167,596	131,470	178,415	38,856	57,486	1,223,834	1,161,734
Total performing loans	791,228	759,967	270,811	167,962	134,612	181,621	38,905	57,554	1,235,556	1,167,104

Nonperforming loans (1)
Nonperforming TDR loans	4,691	4,868	1,287	1,973	777	383	—	—	6,755	7,224
Nonperforming loans other	1,220	8,405	942	1,579	2,257	2,735	159	217	4,578	12,936
Total nonperforming loans	5,911	13,273	2,229	3,552	3,034	3,118	159	217	11,333	20,160
Total loans	$797,139	$773,240	$273,040	$171,514	$137,646	$184,739	$39,064	$57,771	$1,246,889	$1,187,264
(1)Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s commercial/agriculture real estate and non-real estate, consumer real estate and non-real estate and purchased third party loans as of December 31, 2020 and 2019, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due Accruing	Nonaccrual Loans	Current	Total Loans
December 31, 2020
Commercial/Agricultural real estate:
Commercial real estate	$9,568	$467	$—	$10,035	$679	$496,961	$507,675
Agricultural real estate	411	48	—	459	5,084	63,252	68,795
Multi-family real estate	308	—	—	308	148	121,696	122,152
Construction and land development	3,898	—	—	3,898	—	94,619	98,517
C&I/Agricultural operating:
Commercial and industrial	436	491	—	927	357	115,269	116,553
SBA PPP loans	—	—	—	—	—	123,702	123,702
Agricultural operating	1,499	200	—	1,699	1,872	29,214	32,785
Residential mortgage:
Residential mortgage	2,238	372	516	3,126	2,217	126,043	131,386
Purchased HELOC loans	338	94	67	499	234	5,527	6,260
Consumer installment:
Originated indirect paper	90	37	—	127	133	25,591	25,851
Other Consumer	100	14	3	117	23	13,073	13,213
Total	$18,886	$1,723	$586	$21,195	$10,747	$1,214,947	$1,246,889
December 31, 2019
Commercial/Agricultural real estate:
Commercial real estate	$2,804	$847	$—	$3,651	$4,214	$506,594	$514,459
Agricultural real estate	509	—	—	509	7,568	77,286	85,363
Multi-family real estate	—	—	—	—	1,449	85,559	87,008
Construction and land development	436	—	—	436	42	85,932	86,410
C&I/Agricultural operating:
Commercial and industrial	1,024	—	—	1,024	1,850	130,860	133,734
Agricultural operating	73	49	—	122	1,702	35,956	37,780
Residential mortgage:
Residential mortgage	4,929	1,597	649	7,175	2,063	167,094	176,332
Purchased HELOC loans	293	378	407	1,078	—	7,329	8,407
Consumer installment:
Originated indirect paper	168	52	20	240	137	39,208	39,585
Other Consumer	204	43	28	275	31	17,880	18,186
Total	$10,440	$2,966	$1,104	$14,510	$19,056	$1,153,698	$1,187,264

At December 31, 2020, the Company has identified impaired loans of $43,397, consisting of $18,477 TDR loans, the carrying amount of purchased credit impaired loans of $16,859 and $8,061 of substandard non-TDR loans. The $43,397 total of impaired loans includes $11,722 of performing TDR loans. At December 31, 2019, the Company had identified impaired loans of $63,196, consisting of $12,594 TDR loans, the carrying amount of purchased credit impaired loans of $31,978 and $18,624 of substandard non-TDR loans. The $63,196 total of impaired loans includes $5,370 of performing TDR loans. Loans evaluated for impairment include all TDRs, all purchased credit impaired loans and all other loans with a risk rating of substandard or worse. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of loans evaluated for impairment as of December 31, 2020 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2020
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$24,013	$24,013	$—	$32,264	$1,894
C&I/Agricultural operating	6,334	6,334	—	7,906	284
Residential mortgage	8,542	8,542	—	8,619	450
Consumer installment	356	356	—	368	30
Total	$39,245	$39,245	$—	$49,157	$2,658
With An Allowance Recorded:
Commercial/Agricultural real estate	$2,290	$2,290	$698	$2,217	$100
C&I/Agricultural operating	781	781	190	636	22
Residential mortgage	1,079	1,079	226	1,255	54
Consumer installment	2	2	1	35	1
Total	$4,152	$4,152	$1,115	$4,143	$177
December 31, 2020 Totals
Commercial/Agricultural real estate	$26,303	$26,303	$698	$34,481	$1,994
C&I/Agricultural operating	7,115	7,115	190	8,542	306
Residential mortgage	9,621	9,621	226	9,874	504
Consumer installment	358	358	1	403	31
Total	$43,397	$43,397	$1,115	$53,300	$2,835
At December 31, 2020, the Company had nine residential real estate loans, secured by residential real estate properties, for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction, with a recorded investment of $685. At December 31, 2020. the Company had ten commercial real estate loans, secured by commercial and agricultural real estate properties, for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction, with a recorded investment of $3,530.

A summary of loans evaluated for impairment as of December 31, 2019 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$40,514	$40,514	$—	$24,693	$699
C&I/Agricultural operating	9,477	9,477	—	19,163	119
Residential mortgage	8,695	8,695	—	4,461	128
Consumer installment	379	379	—	3,640	6
Total	$59,065	$59,065	$—	$51,957	$952
With An Allowance Recorded:
Commercial/Agricultural real estate	$2,143	$2,143	$495	$1,738	$4
C&I/Agricultural operating	490	490	312	734	3
Residential mortgage	1,431	1,431	136	789	15
Consumer installment	67	67	13	47	—
Total	$4,131	$4,131	$956	$3,308	$22
December 31, 2019 Totals
Commercial/Agricultural real estate	$42,657	$42,657	$495	$26,431	$703
C&I/Agricultural operating	9,967	9,967	312	19,897	122
Residential mortgage	10,126	10,126	136	5,250	143
Consumer installment	446	446	13	3,687	6
Total	$63,196	$63,196	$956	$55,265	$974

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty, and the Bank grants a concession to that borrower that the Bank would not otherwise consider, except for the borrower’s financial difficulties. Concessions may include: extension of the loan’s term, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There was one accruing, delinquent TDR, greater than 60 days past due, with a recorded investment of $20 at December 31, 2020, compared to two accruing, delinquent TDRs, greater than 60 days past due, with a recorded investment of $101 at December 31, 2019.
Following is a summary of TDR loans by accrual status as of December 31, 2020 and December 31, 2019.

	December 31	December 31
	2020	2019
Troubled debt restructure loans:
Accrual status	$11,742	$5,396
Non-accrual status	6,735	7,198
Total	$18,477	$12,594
There were no TDR commitments meeting our TDR criteria as of December 31, 2020. There were unused lines of credit totaling $15 meeting our TDR criteria as of December 31, 2020. There were no TDR commitments meeting our TDR criteria as of December 31, 2019. There were unused lines of credit totaling $12 meeting our TDR criteria as of December 31, 2019.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the years ended December 31, 2020 and December 31, 2019:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Twelve months ended December 31, 2020
TDRs:
Commercial/Agricultural real estate	12	$4,441	$198	$293	$—	$4,932	$4,932	$—
C&I/Agricultural operating	6	3,295	78	3,000	—	6,373	6,373	—
Residential mortgage	17	456	858	117	—	1,431	1,431	—
Consumer installment	3	6	—	4	—	10	10	—
Totals	38	$8,198	$1,134	$3,414	$—	$12,746	$12,746	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Twelve months ended December 31, 2019
TDRs:
Commercial/Agricultural real estate	18	$2,028	$159	$3,224	$—	$5,411	$5,411	$317,867
C&I/Agricultural operating	11	184	364	996	—	1,544	1,544	98,152
Residential mortgage	14	823	—	212	—	1,035	1,035	42,035
Consumer installment	1	2	—	—	—	2	2	—
Totals	44	$3,037	$523	$4,432	$—	$7,992	$7,992	$458,054

A summary of loans by loan class modified in a troubled debt restructuring as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	31	$9,386	27	$6,599
C&I/Agricultural operating	16	5,123	16	2,338
Residential mortgage	52	3,919	43	3,589
Consumer installment	8	49	7	68
Total loans	107	$18,477	93	$12,594

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the year ended December 31, 2020, as well as the recorded investment in these restructured loans as of December 31, 2020:

	December 31, 2020
	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	1	$100
C&I/Agricultural operating	1	224
Residential mortgage	4	404
Consumer installment	—	—
Total troubled debt restructurings	6	$728

The following table provides information related to restructured loans that were considered in default as of December 31, 2019:

	December 31, 2019
	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	13	$4,868
C&I/Agricultural operating	14	1,973
Residential mortgage	3	357
Consumer installment	—	—
Total troubled debt restructurings	30	$7,198
All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

December 31, 2020
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$17,946
Carrying amount	$16,859
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$268,218
Carrying amount	$264,242
Total acquired loans
Outstanding balance	$286,164
Carrying amount	$281,101

The following table provides changes in accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	December 31, 2020	December 31, 2019
Balance at beginning of period	$3,201	$3,163
Acquisitions	—	814
Reduction due to unexpected early payoffs	(971)	—
Reclass from non-accretable difference	2,754	80
Accretion	(1,008)	(856)
Balance at end of period	$3,976	$3,201
Non-accretable yield on purchased credit impaired loans was $6,290 at December 31, 2019. The following table provides changes in non-accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

December 31, 2020
Balance at beginning of period	$6,290
Additions to non-accretable difference for acquired purchased credit impaired loans	—
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(1,693)
Transfers from non-accretable difference to accretable discount	(2,754)
Non-accretable difference used to reduce loan principal balance	(505)
Non-accretable difference transferred to OREO due to loan foreclosure	(251)
Balance at end of period	$1,087
The following table reflects amounts for all acquired credit impaired and acquired performing loans acquired from F&M at acquisition.

	Acquired Credit Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Contractually required cash flows at acquisition	$18,355	$111,919	$130,274
Non-accretable difference (expected losses and foregone interest)	(2,728)	—	(2,728)
Cash flows expected to be collected at acquisition	15,627	111,919	127,546
Accretable yield	—	(814)	(814)
Fair value of acquired loans at acquisition	$15,627	$111,105	$126,732

NOTE 5 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of the one- to four-family residential mortgage loans as of December 31, 2020 and December 31, 2019 were $553,655 and $524,715, respectively. These residential mortgage loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $2,890 and $2,868, at December 31, 2020 and December 31, 2019, respectively. Mortgage servicing rights activity for the year ended December 31, 2020 and December 31, 2019 were as follows:

	As of and for the twelve months ended	As of and for the twelve months ended
	December 31, 2020	December 31, 2019
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$4,541	$4,486
Increase in mortgage servicing rights resulting from transfers of financial assets	2,020	904
Amortization during the period	(1,295)	(849)
Mortgage servicing rights, end of period	5,266	4,541
Valuation allowance, beginning of period	(259)	—
Additions	(1,755)	(259)
Recoveries	—	—
Write-downs	—	—
Valuation allowance, end of period	(2,014)	(259)
Mortgage servicing rights, net	$3,252	$4,282
Fair value of mortgage servicing rights, end of period	$3,285	$4,309
Residential mortgage loans serviced for others	$553,655	$524,715
Net book value of mortgage servicing rights to loans serviced for others	0.59%	0.82%
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at December 31, 2020 was determined using discount rates ranging from 9% to 12%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow. Servicing fees totaled $1,391 for the year ended December 31, 2020. Late fees and ancillary fees related to loan servicing are not material.
At December 31, 2020, the estimated future aggregate amortization expense for the mortgage servicing rights is as follows. The estimated amortization expense is based on existing mortgage servicing asset balances. The timing of amortization expense actually recognized in future periods may differ significantly based on actual prepayment speeds, mortgage interest rates and other factors.

Amortization Expense
2021	$1,696
2022	1,338
2023	980
2024	630
2025	403
After 2025	219
Total	$5,266

NOTE 6 - OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment for each of the periods shown below consisted of the following:

	December 31, 2020	December 31, 2019
Land	$4,298	$4,361
Buildings	16,008	15,781
Furniture, equipment and vehicles	7,493	6,701
Subtotals	27,799	26,843
Less--Accumulated depreciation	(6,634)	(5,737)
Office properties and equipment, net	$21,165	$21,106
Depreciation expense was $1,954 for the year ended December 31, 2020 and $1,564 for the year ended December 31, 2019.
NOTE 7 - GOODWILL AND INTANGIBLE ASSETS
Goodwill— The following table provides beginning and ending balances and changes in goodwill during the periods ended December 31, 2020 and December 31, 2019:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Balance at beginning of period	$31,498	$31,474
F&M acquisition (see Note 2)	—	24
Balance at end of period	$31,498	$31,498
Intangible assets--Intangible assets consist of core deposit intangibles arising from various bank acquisitions and the premium on the Wells Insurance Agency customer relationships, until its disposition in June 2020. A summary of intangible assets and related amortization for the periods shown below follows:

	Year ended	Year Ended
	December 31, 2020	December 31, 2019
Gross carrying amount	$12,180	$12,798
Accumulated amortization	(6,686)	(5,211)
Net book value	$5,494	$7,587
Additions during the period (1)	$—	$1,582
Sales during the period - carrying amount (2)	$618	$—
Sales during the period - accumulated amortization (2)	$147	$—
Amortization during the period	$1,622	$1,496
(1) Intangible asset additions during the year ended December 31, 2019, consisted of F&M core deposit intangible assets in the amount of $1,582.
(2) Intangible asset sales during the year ended December 31, 2020, consisted of Wells Insurance Agency customer relationships included in the sale of the Wells Insurance Agency. Accumulated amortization at disposition was $147. The remaining carrying amount at disposition was $618.
At December 31, 2020, the estimated future aggregate amortization expense for the intangible assets are as follows:

Intangible Assets
2021	$1,596
2022	1,449
2023	755
2024	715
2025	584
After 2025	395
Total	$5,494

NOTE 8—LEASES
We have operating leases for our corporate offices (1), bank branch offices (5) and one production office (1). Our leases have remaining lease terms of one month to 7.50 years, some of which include options to extend the leases for up to 5 years. As of December 31, 2020, we have no additional lease commitments that have not yet commenced. For the twelve months ended December 31, 2020 operating lease costs were $619 and variable lease costs were $45. Lease costs are included in non-interest expense/occupancy in the consolidated statement of operations.

	Twelve Months Ended
	December 31, 2020	December 31, 2019
Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$638	$824
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$508	$—

	December, 31 2020	December 31, 2019
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$2,657	$2,787
Operating lease liabilities	$2,762	$2,845

Weighted average remaining lease term in years; operating leases	6.32	6.63
Weighted average discount rate; operating leases	2.70%	3.07%

Future payments due under operating leases as of December 31, 2020 are as follows:

Fiscal years ending December 31,
2021	$592
2022	558
2023	506
2024	419
2025	403
Thereafter	826
Total lease payments	3,304
Less: effects of discounting	(542)
Lease liability recognized	$2,762

NOTE 9—DEPOSITS
The following is a summary of deposits by type at December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020	December 31, 2019
Non interest bearing demand deposits	$238,348	$168,157
Interest bearing demand deposits	301,764	223,102
Savings accounts	196,348	156,599
Money market accounts	245,549	246,430
Certificate accounts	313,247	401,414
Total deposits	$1,295,256	$1,195,702
Brokered deposits included above:	$2,516	$50,377

At December 31, 2020, the scheduled maturities of time deposits were as follows:

2021	$206,713
2022	94,561
2023	7,905
2024	3,492
2025	576
After 2025	—
Total	$313,247
Time deposits of $250 or more were $46,660 at December 31, 2020.
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at December 31, 2020 and December 31, 2019 amounted to $48,596, and $38,802, respectively.

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
    A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2020 and December 31, 2019 is as follows:

		December 31,
		2020			2019
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4), (5)	2020	$—	—%	—%	$69,000	1.67%	2.05%
	2021	8,000	0.00%	2.16%	4,000	1.85%	2.16%
	2022	15,000	2.34%	2.45%	15,000	2.34%	2.45%
	2023	20,000	1.43%	1.44%	—	—%	—%
	2024	20,530	0.00%	1.45%	530	0.00%	0.00%
	2025	5,000	1.45%	1.45%	—	—%	—%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	—	—%	—%
Subtotal		123,530			131,030
Unamortized discount on acquired notes		(32)			(59)
Federal Home Loan Bank advances, net		$123,498			$130,971

Other borrowings:
Senior notes (6)	2031	$28,856	3.25%	3.50%	$28,856	4.00%	4.75%

Subordinated notes (7)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%
		$30,000

Unamortized debt issuance costs		(528)			(296)
Total other borrowings		$58,328			$43,560

Totals		$181,826			$174,531
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had pledged balances of $723,862 and $792,909 at December 31, 2020 and 2019, respectively. At December 31, 2020, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $118,391 compared to $203,935 as of December 31, 2019.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $162,530 and $151,530, during the twelve months ended December 31, 2020 and December 31, 2019, respectively.
(3) The weighted-average interest rates on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2020 and December 31, 2019 were 0.50% and 1.74%, respectively.
(4)    Five of the FHLB notes with remaining balances totaling $8,530, were acquired as a result of the F&M acquisition. These notes mature on various dates through 2024 with a weighted average rate of 2.05% and weighted average maturity of 13 months.
(5)    FHLB term notes totaling $55,000, with various maturity dates in 2029 and 2030, can be called or replaced by the FHLB on a quarterly basis, beginning approximately three months after the initial advance.
(6)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note which was subsequently refinanced in October 2020, requiring quarterly interest-only payments through June 2022, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate with a floor rate of 3.25%.

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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $179,400 and $147,991 at December 31, 2020 and 2019, respectively.
Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“FRB PPPLF”) Program

The Bank has originated Small Business Association’s Paycheck Protection Program (“SBA PPP”) loans and has complied with the requirements to pledge these loans to the FRB PPPLF program which provides 100% funding for SBA PPP loans upon request. At December 31, 2020, the Bank had $123,702 of borrowing capacity under the Federal Reserve SBA PPP Liquidity Facility, which the Federal Reserve established in 2020. The Bank has no outstanding loan balances under this facility at December 31, 2020. Maximum month-end borrowed amounts outstanding under this agreement were $25,136, during the twelve months ended December 31, 2020.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2020 and 2019, the most recent notifications from our regulatory agency categorized the Bank as “Well Capitalized” under the regulatory framework for Prompt Corrective Action. There are no conditions or events since these notifications that management believes have changed the Bank’s category.

The Bank’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2020 and 2019, respectively, are presented below
(actual amount rounded to the nearest thousand)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2020
Total capital (to risk weighted assets)	$171,702,000	14.7%	$93,381,000	> =	8.0%	$116,726,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	157,081,000	13.5%	70,035,000	> =	6.0%	93,381,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	157,081,000	13.5%	52,527,000	> =	4.5%	75,872,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	157,081,000	9.9%	63,718,000	> =	4.0%	79,647,000	> =	5.0%
As of December 31, 2019
Total capital (to risk weighted assets)	$160,302,000	13.1%	$98,174,000	> =	8.0%	$122,718,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	149,982,000	12.2%	73,631,000	> =	6.0%	98,174,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	149,982,000	12.2%	55,223,000	> =	4.5%	79,767,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	149,982,000	10.4%	57,834,000	> =	4.0%	72,293,000	> =	5.0%
The Company’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2020 and 2019, respectively, are presented below:
(actual amount rounded to the nearest thousand)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2020
Total capital (to risk weighted assets)	$166,703,000	14.3%	$93,381,000	> =	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	122,082,000	10.5%	70,035,000	> =	6.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	122,082,000	10.5%	52,527,000	> =	4.5%	N/A		N/A
Tier 1 leverage ratio (to adjusted total assets)	122,082,000	7.7%	63,718,000	> =	4.0%	N/A		N/A
As of December 31, 2019
Total capital (to risk weighted assets)	$137,259,000	11.2%	$98,174,000	> =	8.0%	$122,718,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	111,939,000	9.1%	73,631,000	> =	6.0%	98,174,000	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	111,939,000	9.1%	55,223,000	> =	4.5%	79,767,000	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	111,939,000	7.7%	57,834,000	> =	4.0%	72,293,000	> =	5.0%
The Company is a legal entity separate and distinct from its banking subsidiary. As a bank holding company, the Company is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice, and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
The Company’s ability to pay dividends is also subject to the terms of its Subordinated Note Purchase Agreement dated August 27, 2020 and Business Note Agreement dated August 1, 2018, which prohibits the Company from making dividend payments while an event of default has occurred and is continuing under the loan agreement or from allowing payment of a dividend which would create an event of default.
The following table reflects the annual cash dividend paid in the years ended December 31, 2020 and 2019, respectively.

	December 31, 2020	December 31, 2019
Cash dividends per share	$0.21	$0.20
Stockholder record date	02/05/2020	02/08/2019
Dividend payment date	02/19/2020	03/08/2019
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Set forth below are the balances of the Company’s off-balance-sheet credit instruments consisting of commitments to make loans as of December 31, 2020 and December 31, 2019, respectively.

	Contract or Notional Amount at December 31,	Contract or Notional Amount at December 31,
	2020	2019
Commitments to extend credit	$247,324	$243,642
Commercial standby letter of credit	$524	$3,011
Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans. The Company has recorded no liability associated with standby letters of credit as of December 31, 2020 and 2019.
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
NOTE 13—RETIREMENT PLAN
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $610 and $524 for the year ended December 31, 2020 and 2019, respectively.
NOTE 14 - STOCK-BASED COMPENSATION

In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. As of December 31, 2020, 89,183 restricted shares and 181,000 options had been granted to eligible participants. Due to the plan’s expiration, no new awards can be granted under this plan. Restricted shares granted under the 2008 Equity Incentive Plan were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of December 31, 2020, 99,575 restricted shares had been granted under this plan. As of December 31, 2020, no stock options had been granted under this plan.
Net compensation expense related to restricted stock awards from these plans was $530 and $470 for the years ended December 31, 2020 and 2019, respectively.
Restricted Common Stock Awards

	Year ended		Year ended
	December 31, 2020		December 31, 2019
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	43,457	$12.76	75,407	$13.24
Granted	45,507	11.79	12,847	11.50
Vested	(31,722)	12.32	(32,630)	12.89
Forfeited	—	—	(12,167)	13.28
Unvested and outstanding at end of year	57,242	$12.23	43,457	$12.76
The Company accounts for stock-based employee compensation related to the Company’s 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The net compensation cost recognized for stock-based employee compensation from this plan for the years ended December 31, 2020 and 2019 was $14 and $18, respectively.
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Year ended December 31, 2020
Outstanding at beginning of year	78,100	$11.18
Forfeited or expired	(5,800)	11.95
Outstanding at end of year	72,300	11.05	5.49
Exercisable at end of year	54,100	$10.82	5.37	$4
Fully vested and expected to vest	72,300	$11.05	5.49	$—
Year ended December 31, 2019
Outstanding at beginning of year	108,930	$10.15
Exercised	(28,430)	7.12
Forfeited or expired	(2,400)	12.38
Outstanding at end of year	78,100	11.18	6.55
Exercisable at end of year	44,700	$10.73	6.30	$67
Fully vested and expected to vest	78,100	$11.18	6.55	$81

Information related to the 2008 Equity Incentive Plan during each period follows:

	Year ended December 31,	Year ended December 31,
	2020	2019
Intrinsic value of options exercised	$—	$130
Cash received from options exercised	$—	$203
Tax benefit realized from options exercised	$—	$—

NOTE 15 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Year ended December 31,	Year ended December 31,
	2020	2019
Current tax provision
Federal	$5,000	$2,535
State	2,081	1,081
	7,081	3,616
Deferred tax provision (benefit)
Federal	(1,866)	(305)
Bank owned life insurance - Tax Act clarification	(660)	(300)
State	—	(197)
	(2,526)	(802)
Total	$4,555	$2,814
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Year ended December 31,		Year ended December 31,
	2020		2019
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$3,629	21.0%	$2,577	21.0%
State income taxes, net of federal	1,123	6.5%	813	6.6%
Bank owned life insurance - Tax Act clarification	—	—%	(300)	(2.4)%
Bank owned life insurance	(130)	(0.8)%	(116)	(0.9)%
Tax exempt interest	(61)	(0.3)%	(153)	(1.3)%
Other	(6)	—%	(7)	(0.1)%
Total	$4,555	26.4%	$2,814	22.9%
On October 25, 2019, the Department of the Treasury released regulations which clarified the tax status of acquired life insurance policies, resulting in policies acquired from United Bank and F&M retaining their tax-free status. As a result, the Company reduced its related deferred tax liabilities by $342 (F&M), and $300 (United Bank) and F&M’s initial goodwill was reduced by $342 on the December 31, 2019 consolidated balance sheet. $300 was recorded as a discrete tax credit reduction on the Company’s statement of operations for the twelve-months ended December 31, 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and December 31, 2019, respectively:

	Year ended December 31,	Year ended December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,567	$2,694
Deferred loan costs/fees	1,117	209
Director/officer compensation plans	116	83
Net unrealized loss on securities available for sale	—	179
Economic performance accruals	694	504
Other real estate	89	31
Deferred revenue	64	87
Loan Discounts	1,218	2,391
FHLB Advances	55	107
Lease Liability	758	768
Other	70	58
Deferred tax assets	$8,748	$7,111
Deferred tax liabilities:
Office properties and equipment	(1,551)	(1,574)
Federal Home Loan Bank stock	(129)	(129)
Core Deposit Intangible	(1,615)	(1,937)
Net gain on equity securities	(442)	(456)
Prepaid expenses	(204)	(137)
Mortgage servicing rights	(893)	(1,177)
Leases; right of use asset	(730)	(753)
Other acquired intangibles	—	(111)
Net unrealized gains on securities available for sale	(565)	—
Deferred tax liabilities	$(6,129)	$(6,274)
Net deferred tax assets	$2,619	$837
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies”, above. At December 31, 2020 and December 31, 2019, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2020, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2017 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Investment securities:
U.S. government agency obligations	$33,365	$—	$33,365	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	40,991	—	40,991	—
Corporate debt securities	17,462	—	17,462	—
Corporate asset-backed securities	35,827	—	35,827	—
Trust preferred securities	16,448	—	16,448	—
Total	$144,233	$—	$144,233	$—
December 31, 2019
Investment securities:
U.S. government agency obligations	$51,805	$—	$51,805	$—
Obligations of states and political subdivisions	281	—	281	—
Mortgage-backed securities	71,331	—	71,331	—
Corporate debt securities	18,725	—	18,725	—
Corporate asset-backed securities	26,854	—	26,854	—
Trust preferred securities	11,123	—	11,123	—
Total	$180,119	$—	$180,119	$—
For the years ended December 31, 2020 and December 31, 2019, the Company did not own any securities for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2020 or December 31, 2019. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2020 or December 31, 2019, respectively.

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2020 and December 31, 2019:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Foreclosed and repossessed assets, net	$197	$—	$—	$197
Impaired loans with allocated allowances	3,037	—	—	3,037
Mortgage servicing rights	3,252	—	—	3,285
Total	$6,486	$—	$—	$6,519
December 31, 2019
Foreclosed and repossessed assets, net	$1,460	$—	$—	$1,460
Impaired loans with allocated allowances	4,131	—	—	4,131
Mortgage servicing rights	4,309	—	—	4,309
Total	$9,900	$—	$—	$9,900
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at December 31, 2020 and December 31, 2019.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
December 31, 2020
Foreclosed and repossessed assets, net	$197	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$3,037	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$3,285	Discounted cash flows	Discounted rates	9% - 12%
December 31, 2019
Foreclosed and repossessed assets, net	$1,460	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$4,131	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$4,309	Discounted cash flows	Discounted rates	9.5% - 12.5%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		December 31, 2020		December 31, 2019
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$119,440	$119,440	$55,840	$55,840
Other interest bearing deposits	(Level II)	3,752	3,818	4,744	4,792
Securities available for sale "AFS"	(Level II)	144,233	144,233	180,119	180,119
Securities held to maturity "HTM"	(Level II)	43,551	43,784	2,851	2,957
Equity securities with readily determinable fair value	(Level I)	200	200	246	246
Other investments	(Level II)	14,948	14,948	15,005	15,005
Loans receivable, net	(Level III)	1,220,538	1,239,692	1,167,060	1,161,660
Loans held for sale	(Level II)	3,075	3,075	5,893	5,893
Mortgage servicing rights	(Level III)	3,252	3,285	4,282	4,309
Accrued interest receivable	(Level I)	5,652	5,652	4,738	4,738
Financial liabilities:
Deposits	(Level III)	$1,295,256	$1,292,104	$1,195,702	$1,192,777
FHLB and FRB advances	(Level II)	123,498	128,282	130,971	131,593
Other borrowings	(Level I)	58,328	58,328	43,560	43,560
Other liabilities	(Level I)	—	—	10,010	10,010
Accrued interest payable	(Level I)	796	796	453	453

NOTE 17—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share is as follows:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Basic
Net income attributable to common shareholders	$12,725	$9,463
Weighted average common shares outstanding	11,161,551	11,114,328
Basic earnings per share	$1.14	$0.85
Diluted
Net income attributable to common shareholders	$12,725	$9,463
Weighted average common shares outstanding	11,161,551	11,114,328
Add: Dilutive stock options outstanding	260	6,961
Average shares and dilutive potential common shares	11,161,811	11,121,289
Diluted earnings per share	$1.14	$0.85
Additional common stock option shares that have not been included due to their antidilutive effect	68,800	26,200

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income (loss):

	For the year ended, December 31,			For the year ended, December 31,
	2020			2019
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$2,546	(472)	$2,074	$1,681	$(462)	$1,219
Reclassification adjustment for gains included in net income	(156)	43	(113)	271	(75)	196
Other comprehensive income	$2,390	$(429)	$1,961	$1,952	$(537)	$1,415
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the years ended December 31, 2020 and December 31, 2019 were as follows:

	Unrealized Gains (Losses) on Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2019	$(1,704)	$(1,841)
Current year-to-date other comprehensive income	1,415	1,415
Adoption of ASU 2016-01; Equity securities (1)	(45)	(45)
Ending balance, December 31, 2019	$(334)	$(471)
Current year-to-date other comprehensive income	2,390	1,961
Ending balance, December 31, 2020	$2,056	$1,490
(1) Amount reclassified to retained earnings due to January 1, 2019 adoption of ASU 2016-02. For further information, refer to Note 1, “Nature of Business and Summary of Significant Accounting Policies; Recent Pronouncements-Adopted”.

Reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2020 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$156		Net gains on investment securities
Tax effect	(43)		Provision for income taxes
Total reclassifications for the period	$113		Net gain attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.
Reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2019 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$271		Net gains on investment securities
Tax effect	(75)		Provision for income taxes
Total reclassifications for the period	$196		Net gain attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

NOTE 19—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY
The following condensed balance sheets as of December 31, 2020 and 2019, and condensed statements of operations and cash flows for the years ended December 31, 2020 and 2019, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Condensed Balance Sheets

	December 31,	December 31,
	2020	2,019
Assets
Cash and cash equivalents	$23,333	$5,253
Other assets	375	332
Investment in subsidiary	195,563	188,594
Total assets	$219,271	$194,179
Liabilities and Stockholders' Equity
Other borrowings	$58,328	$43,560
Other liabilities	379	66
Total liabilities	58,707	43,626
Total stockholders’ equity	160,564	150,553
Total liabilities and stockholders’ equity	$219,271	$194,179
Statements of Operations

	Year ended December 31,	Year ended December 31,
	2020	2019
Interest income	$—	$—
Interest expense	2,458	2,015
Net interest expense	(2,458)	(2,015)
Dividend income from bank subsidiary	10,500	7,350
Non-interest income	193	—
Non-interest expense	(848)	(1,596)
Net income before benefit for income taxes and equity in undistributed income of subsidiaries	7,387	3,739
Benefit for income taxes	860	904
Net earnings before equity in undistributed income of subsidiaries	8,247	4,643
Equity in undistributed income of subsidiaries	4,478	4,820
Net income	$12,725	$9,463

Statements of Cash Flows

	Year ended December 31,	Year ended December 31,
	2020	2019
Change in cash and cash equivalents:
Cash flows from operating activities:
Net income	$12,725	$9,463
Depreciation expense	12	12
Stock based compensation expense	14	18
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(14,978)	(12,170)
(Increase) decrease in other assets	(55)	101
Decrease (increase) in other liabilities	313	(391)
Net cash used in operating activities	(1,969)	(2,967)
Cash flows from investing activities:
Cash consideration paid in business combination	—	(20,970)
Net cash used in investing activities	—	(20,970)
Cash flows from financing activities:
Proceeds from other borrowings, net of issuance costs	14,677	29,913
Amortization of debt issuance costs	91	—
Repayments of other borrowings	—	(13,000)
Repurchase shares of common stock	(2,820)	—
Surrender of restricted shares of common stock	(27)	(53)
Common stock options exercised	—	203
Dividend from bank to holding company	10,500	7,350
Cash dividends paid	(2,372)	(2,198)
Net cash provided by financing activities	20,049	22,215
Net increase (decrease) in cash and cash equivalents	18,080	(1,722)
Cash and cash equivalents at beginning of year	5,253	6,975
Cash and cash equivalents at end of year	$23,333	$5,253

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On March 12, 2020, the Company engaged Eide Bailly LLP to replace Baker Tilly Virchow Krause, LLP as its independent registered public accounting firm. Information regarding the change in the independent registered public accounting firm was disclosed in the Company’s Current Report on Form 8-K dated March 16, 2020. There were no disagreements or reportable events requiring disclosure under Item 304(b) of regulation S-K relating to this change in auditors.
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2020, under the supervision and with the participation of the Company’s management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at reaching a level of reasonable assurance.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Director Nominations”, “Audit Committee Matters – Audit Committee Financial Expert”, and “Corporate Governance Matters – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2021.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following three outside independent directors: Timothy Olson (Chairman), Richard McHugh and Kristina Bourget.
ITEM 11. EXECUTIVE COMPENSATION
The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2021.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2020, with respect to compensation plans under which shares of common stock were issued or available to be issued:

	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Common Shares Available for Future Issuance Under Equity
Plan Category	Warrants and Rights (1)	Warrants and Rights	Compensation Plans (2)
Equity compensation plans approved by security holders	72,300	$11.05	250,425
Equity compensation plans not approved by security holders	—	—	—
Total	72,300	$11.05	250,425

(1)Represents 72,300 shares of our Common Stock to be issued upon exercise of outstanding stock options under the 2008 Equity Incentive Plan, (the “Prior Plan”).
(2)Represents 250,425 shares of our Common Stock available for issuance under the 2018 Equity Incentive Plan. No new awards may be granted under the Prior Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2021.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:
Report of Independent Registered Public Accounting Firm (Eide Bailly LLP)
Report of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP)
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements
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

2.2
First Amendment to Stock Purchase Agreement by and among Citizens Community Bancorp, Inc., United Bank and United Bancorporation, dated August 13, 2018 (incorporated by reference to Exhibit 2.4 to the Company's Form 10-K filed on December 10, 2018 (File No. 001-33003)).

2.3
Second Amendment to Stock Purchase Agreement by and among Citizens Community Bancorp, Inc., United Bank and United Bancorporation, dated October 19, 2018 (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed on October 22, 2018 (File No. 001-33003)).

2.4
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

3.6
Amendment to the Bylaws of Citizens Community Bancorp, Inc. dated April 23, 2020 (incorporated by reference Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 28, 2020 (file No. 001-33003)).

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's annual report on Form 10-K filed on March 10, 2020 (File No. 001-33003)).
4.2
Subordinated Note Purchase Agreement between Citizens Community Bancorp, Inc. and EJF Debt Opportunities Master Fund, LP dated May 30, 2017 (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on May 31, 2017 (File No. 001-33003)).

4.3	Form of Subordinated Note (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed on May 31, 2017 (File No. 001-33003)).
4.4	Form of Subordinated Note Purchase Agreement dated August 27, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on August 27, 2020 (File No. 001-33003)).
4.5	Form of Subordinated Note (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on August 27, 2020 (File No. 001-33003)).
10.1+
Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on August 28, 2013 (File No. 333-190877)).

10.2+
Form of Restricted Stock Grant Agreement under the Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan (incorporated by referent to Exhibit 10.12 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2014 (File No. 001-33003)).

10.3+
Form of Stock Option Agreement under the Citizens Community Bancorp, Inc. 2008 Equity Incentive Plan (incorporated by referent to Exhibit 10.13 to the Company’s annual report on Form 10-K for the fiscal year ended as of September 30, 2014 (File No. 001-33003)).

10.4+
Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on March 30, 2018 (File No. 333-224042)).

10.5+
Form of Restricted Stock Agreement under the Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed on December 10, 2018 (File No. 001-33003)).

10.6+
Form of Director Restricted Stock Agreement under the Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on December 10, 2018 (File No. 001-33003)).

10.7+
Citizens Community Bancorp, Inc. 2018 Long Term Incentive Plan under the Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on December 10, 2018 (File No. 001-33003)).

10.8+
Form of Citizens Community Bancorp, Inc. 2019 Long Term Incentive Plan Award Agreement. (incorporated by reference to Exhibit 10.19 to the Company’s Transition Report on Form 10-K filed on March 8, 2019 (File No. 001-33003)).

10.9+	Form of Citizens Community Bancorp, Inc. 2020 Long Term Incentive Plan Award Agreement (filed herewith).
10.10
Securities Purchase Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.11
Registration Rights Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.12
Business Note, dated June 26, 2019, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019 (File No. 001-33003)).

10.13
Business Credit Agreement, dated August 1, 2019, by and between Citizens Community Bancorp, Inc. and Chippewa Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2019 (File No. 001-33003)).

10.14
Business Note, dated October 22, 2020, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank incorporated by reference to the Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 6, 2020 (File No. 001-33003)).

10.15+
Second Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A., and Stephen Bianchi, dated as of November 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 4, 2019 (File No. 001-33003)).

10.16 +
Second Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A., and James S. Broucek, dated as of November 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on November 4, 2019 (File No. 001-33003)).

10.17+
Addendum No. 1 to the Second Amended and Restated Executive Employment Agreement with Stephen Addendum No. 1 to the Second Amended and Restated Executive Employment Agreement with Stephen Bianchi, dated April 23, 2020 (incorporated by reference Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 28, 2020 (File No. 001-33003))., dated April 23, 2020 (incorporated by reference Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 28, 2020 (File No. 001-33003)).

10.18+
Addendum No. 1 to the Amended and Restated Executive Employment Agreement with James Broucek, dated April 23, 2020 (Incorporated by reference Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 28, 2020 (File No. 001-33003)).

21	Subsidiaries of the Company as of December 31, 2020 (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (Eide Bailly, LLP) (filed herewith).
23.2	Consent of Independent Registered Public Accounting Firm (Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP))(filed herewith).
31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer (filed herewith).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

+	A management contract or compensatory plan or arrangement
*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
    Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: March 8, 2021	By:	/s/ James S. Broucek
James S. Broucek
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2021	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: March 8, 2021	By:	/s/ Richard McHugh
Richard McHugh Lead Director

Date: March 8, 2021	By:	/s/ Michael L. Swenson
Michael L. Swenson Director

Date: March 8, 2021	By:	/s/ James R. Lang
James R. Lang Director

Date: March 8, 2021	By:	/s/ Francis E. Felber
Francis E. Felber Director

Date: March 8, 2021	By:	/s/ James D. Moll
James D. Moll Director

Date: March 8, 2021	By:	/s/ Kristina M. Bourget
Kristina M. Bourget Director

Date: March 8, 2021	By:	/s/ Timothy L. Olson
Timothy L. Olson Director

Date: March 8, 2021	By:	/s/ James S. Broucek
James S. Broucek Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)