Form 10-Q
period 2021-03-31
Citizens Community Bancorp Inc.
filed 2021-05-06
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At May 6, 2021 there were 10,888,553 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2021

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2021 (unaudited) and December 31, 2020
(derived from audited financial statements)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$196,039	$119,440
Other interest bearing deposits	2,016	3,752
Securities available for sale "AFS"	185,160	144,233
Securities held to maturity "HTM"	57,419	43,551
Equity securities with readily determinable fair value	297	200
Other investments	15,069	14,948
Loans receivable	1,192,126	1,237,581
Allowance for loan losses	(16,860)	(17,043)
Loans receivable, net	1,175,266	1,220,538
Loans held for sale	2,267	3,075
Mortgage servicing rights, net	3,999	3,252
Office properties and equipment, net	21,081	21,165
Accrued interest receivable	5,464	5,652
Intangible assets	5,095	5,494
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	85	197
Bank owned life insurance ("BOLI")	23,837	23,684
Other assets	7,702	8,416
TOTAL ASSETS	$1,732,294	$1,649,095

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,380,202	$1,295,256
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances	115,481	123,498
Other borrowings	58,354	58,328
Other liabilities	17,595	11,449
Total liabilities	1,571,632	1,488,531

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 10,893,872 and 11,056,349 shares issued and outstanding, respectively	109	111
Additional paid-in capital	125,005	126,704
Retained earnings	35,783	32,809
Unearned deferred compensation	(1,239)	(550)
Accumulated other comprehensive income	1,004	1,490
Total stockholders’ equity	160,662	160,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,732,294	$1,649,095
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2021 and 2020
(in thousands, except per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest and dividend income:
Interest and fees on loans	$14,517	$15,459
Interest on investments	1,103	1,449
Total interest and dividend income	15,620	16,908
Interest expense:
Interest on deposits	1,714	3,180
Interest on FHLB and FRB borrowed funds	411	508
Interest on other borrowed funds	731	549
Total interest expense	2,856	4,237
Net interest income before provision for loan losses	12,764	12,671
Provision for loan losses	—	2,000
Net interest income after provision for loan losses	12,764	10,671
Non-interest income:
Service charges on deposit accounts	398	560
Interchange income	530	464
Loan servicing income	893	685
Gain on sale of loans	1,595	780
Loan fees and service charges	278	477
Insurance commission income	—	279
Net gains on investment securities	235	73
Other	247	285
Total non-interest income	4,176	3,603
Non-interest expense:
Compensation and related benefits	5,596	5,435
Occupancy	1,316	1,374
Data processing	1,342	1,192
Amortization of intangible assets	399	412
Mortgage servicing rights expense, net	(450)	736
Advertising, marketing and public relations	163	239
FDIC premium assessment	165	68
Professional services	521	604
Gain on repossessed assets, net	(117)	(68)
Other	554	739
Total non-interest expense	9,489	10,731
Income before provision for income tax	7,451	3,543
Provision for income taxes	1,945	937
Net income attributable to common stockholders	$5,506	$2,606
Per share information:
Basic earnings	$0.50	$0.23
Diluted earnings	$0.50	$0.23
Cash dividends paid	$0.23	$0.21
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three months ended March 31, 2021 and 2020
(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income attributable to common stockholders	$5,506	$2,606
Other comprehensive loss, net of tax:
Securities available for sale
Net unrealized losses arising during period	(486)	(1,191)
Reclassification adjustment for net gains included in net income, net of tax	—	53
Other comprehensive loss	(486)	(1,138)
Comprehensive income	$5,020	$1,468
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2021
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2021	11,056,349	$111	$126,704	$32,809	$(550)	$1,490	$160,564
Net income	—	—	—	5,506	—	—	5,506
Other comprehensive loss, net of tax	—	—	—	—	—	(486)	(486)
Forfeiture of unvested shares	(1,500)	—	(16)	—	16	—	—
Surrender of restricted shares of common stock	(895)	—	(10)	—	—	—	(10)
Restricted common stock awarded under the equity incentive plan	64,399	—	876	—	(876)	—	—
Common stock repurchased - canceled/retired	(224,481)	(2)	(2,552)	(21)	—	—	(2,575)
Stock option expense	—	—	3	—	—	—	3
Amortization of restricted stock	—	—	—	—	171	—	171
Cash dividends ($0.23 per share)	—	—	—	(2,511)	—	—	(2,511)
Balance at March 31, 2021	10,893,872	$109	$125,005	$35,783	$(1,239)	$1,004	$160,662
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Twelve Months Ended December 31, 2020
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Unearned Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2020	11,266,954	$113	$128,856	$22,517	$(462)	$(471)	$150,553
Net income	—	—	—	2,606	—	—	2,606
Other comprehensive income, net of tax	—	—	—	—	—	(1,138)	(1,138)
Surrender of restricted shares of common stock	(1,746)	—	(21)	—		—	(21)
Restricted common stock awarded under the equity incentive plan	41,507	—	669	—	(669)	—	—
Common stock fractional share audit adjustment	(40)	—	—	—	—	—	—
Common stock repurchased	(155,666)	(1)	(1,776)	(61)	—	—	(1,838)
Stock option expense	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	—	139	—	139
Cash dividends ($0.21 per share)	—	—	—	(2,372)	—	—	(2,372)
Balance at March 31, 2020	11,151,009	$112	$127,732	$22,690	$(992)	$(1,609)	$147,933
Net income	—	—	—	3,069	—	—	3,069
Other comprehensive income, net of tax	—	—	—	—	—	1,628	1,628
Surrender of restricted shares of common stock	(314)	—	(2)	—	—	—	(2)
Stock option expense	—	—	4	—	—	—	4
Amortization of restricted stock	—	—	—	—	158	—	158
Balance at June 30, 2020	11,150,695	$112	$127,734	$25,759	$(834)	$19	$152,790
Net income	—	—	—	3,480	—	—	3,480
Other comprehensive income, net of tax	—	—	—	—	—	885	885
Surrender of restricted shares of common stock	(50)	—	—	—	—	—	—
Restricted common stock awarded under the equity incentive plan	4,000	—	41	—	(41)	—	—
Stock option expense	—	—	3	—	—	—	3
Amortization of restricted stock	—	—	—	—	165	—	165
Balance, September 30, 2020	11,154,645	$112	$127,778	$29,239	$(710)	$904	$157,323
Net income	—	—	—	3,570	—	—	3,570
Other comprehensive income, net of tax	—	—	—	—	—	586	586
Unrealized performance-based restricted common stock awards	—	—	(92)	—	92	—	—
Surrender of restricted shares of common stock	(531)	—	(4)	—	—	—	(4)
Common stock repurchased	(97,765)	(1)	(981)	—	—	—	(982)
Stock option expense	—	—	3	—	—	—	3
Amortization of restricted stock	—	—	—	—	68	—	68
Balance, December 31, 2020	11,056,349	$111	$126,704	$32,809	$(550)	$1,490	$160,564
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2021 and 2020
(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income attributable to common stockholders	$5,506	$2,606
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization, net of discount accretion on investment securities	23	111
Depreciation expense	530	463
Provision for loan losses	—	2,000
Net realized (gain) loss on equity securities	(235)	83
Net realized gain on debt securities	—	(156)
Increase in MSR assets resulting from transfers of financial assets	(297)	(182)
Mortgage servicing rights expense, net	(450)	736
Amortization of intangible assets	399	412
Amortization of restricted stock	171	139
Net stock based compensation expense	3	4
Loss on sale of office properties and equipment	6	—
Deferred income taxes	765	(150)
Increase in cash surrender value of life insurance	(153)	(142)
Net gain from disposals of foreclosed and repossessed assets	(117)	(68)
Gain on sale of loans held for sale, net	(1,595)	(780)
Net change in loans held for sale	2,403	3,392
Decrease in accrued interest receivable and other assets	322	1,131
Increase (decrease) in other liabilities	6,248	(340)
Total adjustments	8,023	6,653
Net cash provided by operating activities	13,529	9,259
Cash flows from investing activities:
Net decrease in other interest-bearing deposits	1,736	738
Purchase of available for sale securities	(50,956)	(9,985)
Purchase of held to maturity securities	(16,530)	(8,063)
Proceeds from principal payments and sale of available for sale securities	9,368	25,149
Proceeds from principal payments and maturities of held to maturity securities	2,629	142
Net purchases (sales) of other investments	17	6
Proceeds from sales of foreclosed and repossessed assets	312	997
Net decrease (increase) in loans	45,189	(4,957)
Net capital expenditures	(462)	(423)
Proceeds from disposal of office properties and equipment	10	—
Net cash (used in) provided by investing activities	(8,687)	3,604

Cash flows from financing activities:
Net decrease in short-term Federal Home Loan Bank advances	—	(64,994)
Long-term Federal Home Loan Bank advances	—	57,500
Federal Home Loan Bank advance termination payments	(8,119)	—
Amortization of debt issuance costs	26	16
Net increase (decrease) in deposits	84,946	(15,647)
Repurchase shares of common stock	(2,575)	(1,838)
Surrender of restricted shares of common stock	(10)	(21)
Cash dividends paid	(2,511)	(2,372)
Net cash provided by (used in) financing activities	71,757	(27,356)
Net increase (decrease) in cash and cash equivalents	76,599	(14,493)
Cash and cash equivalents at beginning of period	119,440	55,840
Cash and cash equivalents at end of period	$196,039	$41,347

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$1,658	$3,238
Interest on borrowings	$1,391	$1,029
Income taxes	$—	$—
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$45	$879

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
The Bank is a national banking association (a “National Bank”) and operates under the title of Citizens Community Federal National Association (“Citizens Community Federal N.A.” or “Bank” or “CCFBank”). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis (the “FRB”), and operates under the title of Citizens Community Bancorp, Inc. Wells Insurance Agency (“WIA”) was a wholly owned subsidiary of the Bank, providing insurance products to the Bank’s customers and was sold on June 30, 2020. F&M Investment Corp. of Tomah was a wholly owned subsidiary of the Bank that was formerly utilized by F. & M. Bancorp. of Tomah, Inc. (“F & M”) to manage its municipal bond portfolio, and was dissolved in February 2020. The U.S. Office of the Comptroller of the Currency (the “OCC”), is the primary federal regulator for the Bank.
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers in Wisconsin and Minnesota through 25 branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Mankato and Twin Cities markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, agricultural operators and consumers, including one-to-four family residential mortgages.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the March 31, 2021 balance sheet date and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021; the matters described in “Risk Factors” in Item 1A of this Form 10-Q; external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.

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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $15,069 at March 31, 2021 consisted of $8,041 of FHLB stock, $5,181 of Federal Reserve Bank stock and $1,847 of Bankers’ Bank stock. Other investments totaling $14,948 at December 31, 2020 consisted of $8,103 of FHLB stock and $5,170 of Federal Reserve Bank stock and $1,675 of Bankers’ Bank stock.
Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of: deferred loan fees and costs, accretable yield on acquired loans and non-accretable discount on purchased credit impaired (PCI) loans. Interest income is accrued on the unpaid principal balance of these loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method with no prepayment assumptions. Late charge fees are recognized into income when collected.
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

Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account current with the contractual term of the loan and a six month payment history has been established. Interest on accruing troubled debt restructured (“TDR”), less than 90 days delinquent, is recognized as income as it accrues, based on the revised terms of the loan over an established period of continued payment.
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
Mortgage Servicing Rights— Mortgage servicing rights (“MSR”) assets result as the Company sells loans to investors in the secondary market and retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed for impairment at least annually; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.”  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of March 31, 2021 which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2020. The Company performed a goodwill impairment analysis as of March 31, 2021 and determined that goodwill was not impaired.
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
Leases - We determine if an arrangement is a lease at inception. All of our existing leases have been determined to be operating leases under ASC 842. Right-of-use (“ROU”) assets are included in other assets in our consolidated balance sheets. Operating lease liabilities are included in other liabilities in our consolidated balance sheets. Lease expense is included in non-interest expense, occupancy in the consolidated statements of operations.

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

ASU 2020-04 and ASU 2021-01, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting--These ASUs provide optional and temporary relief, in the form of optional expedients and exceptions, for applying GAAP to modifications of contacts, hedging relationships and other transactions affected by reference rate (e.g. LIBOR) reforms. ASU 2020-04 and ASU 2021-01 are effective for the Company immediately and through December 31, 2022. The Company utilizes LIBOR, among other indexes, as a reference rate for underwriting variable rate loans. Reference rate reform has not had, nor does the Company expect it to have, a material effect on the Company’s consolidated balance sheet, operations or cash flows.
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of March 31, 2021 and December 31, 2020, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021
U.S. government agency obligations	$31,474	$303	$65	$31,712
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	71,448	1,009	401	72,056
Corporate debt securities	27,752	446	285	27,913
Corporate asset-based securities	35,664	159	114	35,709
Trust preferred securities	17,298	342	10	17,630
Total available for sale securities	$183,776	$2,259	$875	$185,160

December 31, 2020
U.S. government agency obligations	$33,048	$387	$70	$33,365
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	39,454	1,537	—	40,991
Corporate debt securities	17,199	372	109	17,462
Corporate asset-based securities	36,039	104	316	35,827
Trust preferred securities	16,297	189	38	16,448
Total available for sale securities	$142,177	$2,589	$533	$144,233

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021
U.S. government agency obligations	$3,500	$—	$17	$3,483
Obligations of states and political subdivisions	4,600	2	9	4,593
Mortgage-backed securities	49,319	200	1,809	47,710
Total held to maturity securities	$57,419	$202	$1,835	$55,786

December 31, 2020
Obligations of states and political subdivisions	$600	$2	$—	$602
Mortgage-backed securities	42,951	265	34	43,182
Total held to maturity securities	$43,551	$267	$34	$43,784
As of March 31, 2021, the Bank has pledged U.S. Government Agency securities with a carrying value of $548 and mortgage-backed securities with a carrying value of $2,655 as collateral against specific municipal deposits. At March 31,

2021, the Bank has pledged mortgage-backed securities with a carrying value of $1,121 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of March 31, 2021, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2021, the Bank also has mortgage-backed securities with a carrying value of $402 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the three month period ended March 31, 2020 gross sales of available for sale securities were $10,841. There were no sales of available for sale securities for the three month period ended March 31, 2021. Gross gains on sale of available for sale securities for the three months ended March 31, 2020 were $157. Gross losses on sale of available for sale securities for the three months ended March 31, 2020 were $1.

The estimated fair value of securities at March 31, 2021 and December 31, 2020, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	March 31, 2021		December 31, 2020
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$140	$140	$—	$—
Due after one year through five years	4,949	5,207	3,833	4,095
Due after five years through ten years	47,962	48,488	44,405	44,880
Due after ten years	59,277	59,269	54,485	54,267
Total securities with contractual maturities	$112,328	$113,104	$102,723	$103,242
Mortgage backed securities	71,448	72,056	39,454	40,991
Total available for sale securities	$183,776	$185,160	$142,177	$144,233

	March 31, 2021		December 31, 2020
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	4,300	4,300	200	200
Due after five years through ten years	3,800	3,776	400	402
Total securities with contractual maturities	8,100	8,076	600	602
Mortgage backed securities	49,319	47,710	42,951	43,182
Total held to maturity securities	$57,419	$55,786	$43,551	$43,784

Securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2021
U.S. government agency obligations	$—	$—	$13,088	$65	$13,088	$65
Mortgage backed securities	39,035	401	—	—	39,035	401
Corporate debt securities	9,335	203	1,418	82	10,753	285
Corporate asset-based securities	5,947	19	11,829	95	17,776	114
Trust preferred securities	945	10	—	—	945	10
Total	$55,262	$633	$26,335	$242	$81,597	$875
December 31, 2020
U.S. government agency obligations	$7,654	$17	$6,834	$53	$14,488	$70
Corporate debt securities	3,447	27	1,418	82	4,865	109
Corporate asset-based securities	—	—	24,310	316	24,310	316
Trust preferred securities	5,612	38	—	—	5,612	38
Total	$16,713	$82	$32,562	$451	$49,275	$533

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2021
U.S. government agency obligations	$3,483	$17	$—	$—	$3,483	$17
Obligations of states and political subdivisions	500	9	—	—	500	9
Mortgage-backed securities	42,342	1,809	—	—	42,342	1,809
Total	$46,325	$1,835	$—	$—	$46,325	$1,835
December 31, 2020
Mortgage-backed securities	$16,538	$34	$—	$—	$16,538	$34
Total	$16,538	$34	$—	$—	$16,538	$34

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

Below is a summary of originated and acquired loans by type and risk rating as of March 31, 2021:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$363,758	$764	$1,081	$—	$—	$365,603
Agricultural real estate	36,439	522	1,179	—	—	38,140
Multi-family real estate	111,199	304	—	—	—	111,503
Construction and land development	80,458	—	3,478	—	—	83,936
C&I/Agricultural operating:
Commercial and industrial	72,355	317	4,021	—	—	76,693
Agricultural operating	20,003	1,045	101	—	—	21,149
Residential mortgage:
Residential mortgage	78,764	—	3,521	—	—	82,285
Purchased HELOC loans	5,057	—	234	—	—	5,291
Consumer installment:
Originated indirect paper	23,024	—	162	—	—	23,186
Other consumer	10,906	—	45	—	—	10,951
Originated loans before SBA PPP loans	801,963	2,952	13,822	—	—	818,737
SBA PPP loans	118,931	—	—	—	—	118,931
Total originated loans	$920,894	$2,952	$13,822	$—	$—	$937,668
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$135,059	$10,494	$4,033	$—	$—	$149,586
Agricultural real estate	27,041	—	5,386	—	—	32,427
Multi-family real estate	7,485	—	—	—	—	7,485
Construction and land development	6,553	204	39	—	—	6,796
C&I/Agricultural operating:
Commercial and industrial	18,865	9	366	—	—	19,240
Agricultural operating	6,754	—	347	—	—	7,101
Residential mortgage:
Residential mortgage	37,982	—	2,064	—	—	40,046
Consumer installment:
Other consumer	906	—	7	—	—	913
Total acquired loans	$240,645	$10,707	$12,242	$—	$—	$263,594
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$498,817	$11,258	$5,114	$—	$—	$515,189
Agricultural real estate	63,480	522	6,565	—	—	70,567
Multi-family real estate	118,684	304	—	—	—	118,988
Construction and land development	87,011	204	3,517	—	—	90,732
Commercial/Agricultural non-real estate:
Commercial and industrial	91,220	326	4,387	—	—	95,933
Agricultural operating	26,757	1,045	448	—	—	28,250
Residential mortgage:
Residential mortgage	116,746	—	5,585	—	—	122,331
Purchased HELOC loans	5,057	—	234	—	—	5,291
Consumer installment:
Originated indirect paper	23,024	—	162	—	—	23,186
Other Consumer	11,812	—	52	—	—	11,864
Gross loans before SBA PPP Loans	1,042,608	13,659	26,064	—	—	1,082,331
SBA PPP loans	118,931	—	—	—	—	$118,931
Gross loans	$1,161,539	$13,659	$26,064	$—	$—	$1,201,262
Less:
Unearned net deferred fees and costs and loans in process						(4,487)
Unamortized discount on acquired loans						(4,649)
Allowance for loan losses						(16,860)
Loans receivable, net						$1,175,266

Below is a summary of originated and acquired loans by type and risk rating as of December 31, 2020:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$349,482	$543	$1,088	$—	$—	$351,113
Agricultural real estate	30,041	446	1,254	—	—	31,741
Multi-family real estate	112,423	308	—	—	—	112,731
Construction and land development	87,763	—	3,478	—	—	91,241
C&I/Agricultural operating:
Commercial and industrial	91,474	20	3,796	—	—	95,290
Agricultural operating	22,462	934	1,061	—	—	24,457
Residential mortgage:
Residential mortgage	82,097	7	4,179	—	—	86,283
Purchased HELOC loans	5,959	—	301	—	—	6,260
Consumer installment:
Originated indirect paper	25,616	—	235	—	—	25,851
Other Consumer	11,986	—	70	—	—	12,056
Originated loans before SBA PPP loans	819,303	2,258	15,462	—	—	837,023
SBA PPP loans	123,702	—	—	—	—	123,702
Total originated loans	$943,005	$2,258	$15,462	$—	$—	$960,725
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$148,303	$4,274	$3,985	$—	$—	$156,562
Agricultural real estate	31,147	—	5,907	—	—	37,054
Multi-family real estate	9,273	—	148	—	—	9,421
Construction and land development	7,237	—	39	—	—	7,276
C&I/Agricultural operating:
Commercial and industrial	20,918	9	336	—	—	21,263
Agricultural operating	7,838	—	490	—	—	8,328
Residential mortgage:
Residential mortgage	42,805	131	2,167	—	—	45,103
Consumer installment:
Other Consumer	1,150	—	7	—	—	1,157
Total acquired loans	$268,671	$4,414	$13,079	$—	$—	$286,164
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$497,785	$4,817	$5,073	$—	$—	507,675
Agricultural real estate	61,188	446	7,161	—	—	68,795
Multi-family real estate	121,696	308	148	—	—	122,152
Construction and land development	95,000	—	3,517	—	—	98,517
C&I/Agricultural operating:
Commercial and industrial	112,392	29	4,132	—	—	116,553
Agricultural operating	30,300	934	1,551	—	—	32,785
Residential mortgage:
Residential mortgage	124,902	138	6,346	—	—	131,386
Purchased HELOC loans	5,959	—	301	—	—	6,260
Consumer installment:
Originated indirect paper	25,616	—	235	—	—	25,851
Other Consumer	13,136	—	77	—	—	13,213
Gross loans before SBA PPP loans	1,087,974	6,672	28,541	—	—	1,123,187
SBA PPP loans	123,702	—	—	—	—	123,702
Gross loans	$1,211,676	$6,672	$28,541	$—	$—	$1,246,889
Less:
Unearned net deferred fees and costs and loans in process						(4,245)
Unamortized discount on acquired loans						(5,063)
Allowance for loan losses						(17,043)
Loans receivable, net						$1,220,538

The following table summarizes SBA PPP loans by round at March 31, 2021 and December 31, 2020 and includes additional round 2 activity in April 2021:
(Dollars in Millions)

	Balance	Net Deferred Fee Income
SBA PPP Loans - Round 1	$124	$3.0
SBA PPP Loans - Round 2	—	—
Total SBA PPP Loans, December 31, 2020	124	3.0

SBA PPP Loans - Round 1	$72	$1.3
SBA PPP Loans - Round 2	47	1.7
Total SBA PPP Loans, March 31, 2021	119	3.0
Net deferred fees collected after March 31, 2021 from Q1 SBA PPP loan originations	—	0.9
	119	3.9
SBA PPP Pipeline Round 2, April 2021	8	0.8
March 31, 2021 plus SBA PPP Pipeline - Round 2, April 2021	$127	$4.7

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agriculture Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended March 31, 2021
Allowance for Loan Losses:
Beginning balance, January 1, 2021	$10,271	$2,112	$1,041	$489	$906	$14,819
Charge-offs	—	—	—	(25)	—	(25)
Recoveries	5	8	7	10	—	30
Provision	833	(487)	(107)	(24)	(11)	204
Total Allowance on originated loans	11,109	1,633	941	450	895	15,028
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2021	1,684	141	335	64	—	2,224
Charge-offs	(200)	—	—	—	—	(200)
Recoveries	—	7	1	4	—	12
Provision	(183)	(54)	52	(19)	—	(204)
Total Allowance on other acquired loans	1,301	94	388	49	—	1,832
Total Allowance on acquired loans	1,301	94	388	49	—	1,832
Ending balance, March 31, 2021	$12,410	$1,727	$1,329	$499	$895	$16,860
Allowance for Loan Losses at March 31, 2021:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$1,094	$10	$157	$—	$—	$1,261
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$11,316	$1,717	$1,172	$499	$895	$15,599
Loans Receivable as of March 31, 2021						—
Ending balance of originated loans	$599,182	$216,773	$87,576	$34,137	$—	$937,668
Ending balance of purchased credit-impaired loans	14,856	1,367	1,218	—	—	17,441
Ending balance of other acquired loans	181,438	24,974	38,828	913	—	246,153
Ending balance of loans	$795,476	$243,114	$127,622	$35,050	$—	$1,201,262
Ending balance: individually evaluated for impairment	$24,948	$6,197	$8,843	$255	$—	$40,243
Ending balance: collectively evaluated for impairment	$770,528	$236,917	$118,779	$34,795	$—	$1,161,019

	Commercial/Agriculture Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended March 31, 2020
Allowance for Loan Losses:
Beginning balance, January 1, 2020	$6,205	$1,643	$879	$467	$357	$9,551
Charge-offs	—	(307)	—	(49)	—	(356)
Recoveries	—	—	5	20	—	25
Provision	1,072	323	40	92	103	1,630
Total Allowance on originated loans	$7,277	$1,659	$924	$530	$460	$10,850
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2020	526	27	163	53	—	769
Charge-offs	—	(135)	(27)	(2)	—	(164)
Recoveries	—	—	8	2	—	10
Provision	139	268	(29)	(8)	—	370
Total Allowance on other acquired loans	665	160	115	45	—	985
Total Allowance on acquired loans	665	160	115	45	—	985
Ending balance, March 31, 2020	$7,942	$1,819	$1,039	$575	$460	$11,835
Allowance for Loan Losses at March 31, 2020:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$733	$92	$181	$27	$—	$1,033
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$7,209	$1,727	$858	$548	$460	$10,802
Loans Receivable as of March 31, 2020:
Ending balance of originated loans	$519,958	$107,949	$110,455	$51,494	$—	$789,856
Ending balance of purchased credit-impaired loans	25,452	3,845	1,934	—	—	31,231
Ending balance of other acquired loans	257,059	48,152	61,023	2,104	—	368,338
Ending balance of loans	$802,469	$159,946	$173,412	$53,598	$—	$1,189,425
Ending balance: individually evaluated for impairment	$36,470	$8,759	$10,226	$496	$—	$55,951
Ending balance: collectively evaluated for impairment	$765,999	$151,187	$163,186	$53,102	$—	$1,133,474

	Commercial/Agriculture Real Estate		C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Loan Losses at December 31, 2020:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$698		$190	$226	$1	$—	$1,115
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$11,257		$2,063	$1,150	$552	$906	$15,928
Loans Receivable as of December 31, 2020:
Ending balance of originated loans	$586,826		$243,449	$92,543	$37,907	$—	$960,725
Ending balance of purchased credit-impaired loans	15,100		1,534	1,312	—	—	17,946
Ending balance of other acquired loans	195,213		28,057	43,791	1,157	—	268,218
Ending balance of loans	$797,139	797139000	$273,040	$137,646	$39,064	$—	$1,246,889
Ending balance: individually evaluated for impairment	$26,303		$7,115	$9,621	$358	$—	$43,397
Ending balance: collectively evaluated for impairment	$770,836		$265,925	$128,025	$38,706	$—	$1,203,492

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Commercial/Agriculture Real Estate Loans		C&I/Agricultural Operating		Residential Mortgage		Consumer Installment		Totals
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Performing loans
Performing TDR loans	$4,472	$4,695	$4,042	$3,836	$3,195	$3,142	$43	$49	$11,752	$11,722
Performing loans other	785,733	786,533	237,917	266,975	121,746	131,470	34,899	38,856	1,180,295	1,223,834
Total performing loans	790,205	791,228	241,959	270,811	124,941	134,612	34,942	38,905	1,192,047	1,235,556

Nonperforming loans (1)
Nonperforming TDR loans	4,184	4,691	758	1,287	742	777	6	—	5,690	6,755
Nonperforming loans other	1,087	1,220	397	942	1,939	2,257	102	159	3,525	4,578
Total nonperforming loans	5,271	5,911	1,155	2,229	2,681	3,034	108	159	9,215	11,333
Total loans	$795,476	$797,139	$243,114	$273,040	$127,622	$137,646	$35,050	$39,064	$1,201,262	$1,246,889
(1)Nonperforming loans are either 90+ days past due or nonaccrual.
As of March 31, 2021, the Company had $209,511 in unused commitments, compared to $247,324 in unused commitments as of December 31, 2020.

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of March 31, 2021 and December 31, 2020, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
March 31, 2021
Commercial/Agricultural real estate:
Commercial real estate	$1,788	$1,430	$—	$3,218	$760	$3,978	$511,211	$515,189
Agricultural real estate	361	—	—	361	4,511	4,872	65,695	70,567
Multi-family real estate	—	—	—	—	—	—	118,988	118,988
Construction and land development	—	204	—	204	—	204	90,528	90,732
C&I/Agricultural operating:
Commercial and industrial	592	145	—	737	391	1,128	94,805	95,933
C&I SBA PPP loans	—	—	—	—	—	—	118,931	118,931
Agricultural operating	2,506	379	—	2,885	764	3,649	24,601	28,250
Residential mortgage:
Residential mortgage	1,974	246	514	2,734	1,933	4,667	117,664	122,331
Purchased HELOC loans	—	—	—	—	234	234	5,057	5,291
Consumer installment:
Originated indirect paper	20	33	—	53	64	117	23,069	23,186
Other Consumer	40	1	22	63	22	85	11,779	11,864
Total	$7,281	$2,438	$536	$10,255	$8,679	$18,934	$1,182,328	$1,201,262
December 31, 2020
Commercial/Agricultural real estate:
Commercial real estate	$9,568	$467	$—	$10,035	$679	$10,714	$496,961	$507,675
Agricultural real estate	411	48	—	459	5,084	5,543	63,252	68,795
Multi-family real estate	308	—	—	308	148	456	121,696	122,152
Construction and land development	3,898	—	—	3,898	—	3,898	94,619	98,517
C&I/Agricultural operating:
Commercial and industrial	436	491	—	927	357	1,284	115,269	116,553
SBA PPP loans	—	—	—	—	—	—	123,702	123,702
Agricultural operating	1,499	200	—	1,699	1,872	3,571	29,214	32,785
Residential mortgage:
Residential mortgage	2,238	372	516	3,126	2,217	5,343	126,043	131,386
Purchased HELOC loans	338	94	67	499	234	733	5,527	6,260
Consumer installment:
Originated indirect paper	90	37	—	127	133	260	25,591	25,851
Other Consumer	100	14	3	117	23	140	13,073	13,213
Total	$18,886	$1,723	$586	$21,195	$10,747	$31,942	$1,214,947	$1,246,889

At March 31, 2021, the Company has identified impaired loans of $40,243, consisting of $17,442 TDR loans, the carrying amount of purchased credit impaired loans of $16,475 and $6,326 of substandard non-TDR loans. The $40,243 total of impaired loans includes $11,752 of performing TDR loans. At December 31, 2020, the Company has identified impaired loans of $43,397, consisting of $18,477 TDR loans, the carrying amount of purchased credit impaired loans of $16,859 and $8,061 of substandard non-TDR loans. The $43,397 total of impaired loans includes $11,752 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of the Company’s impaired loans as of March 31, 2021, December 31, 2020 and March 31, 2020 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2021
With No Related Allowance Recorded:
Commercial/agriculture real estate	$19,714	$19,714	$—	$21,864	$239
C&I/Agricultural operating	6,118	6,118	—	6,226	70
Residential mortgage	8,191	8,191	—	8,367	80
Consumer installment	255	255	—	306	3
Total	$34,278	$34,278	$—	$36,763	$392
With An Allowance Recorded:
Commercial/agriculture real estate	$5,234	$5,234	$1,094	$3,762	$62
C&I/Agricultural operating	79	79	10	430	—
Residential mortgage	652	652	157	866	8
Consumer installment	—	—	—	1	—
Total	$5,965	$5,965	$1,261	$5,059	$70
March 31, 2021 Totals:
Commercial/agriculture real estate	$24,948	$24,948	$1,094	$25,626	$301
C&I/Agricultural operating	6,197	6,197	10	6,656	70
Residential mortgage	8,843	8,843	157	9,233	88
Consumer installment	255	255	—	307	3
Total	$40,243	$40,243	$1,261	$41,822	$462

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2020
With No Related Allowance Recorded:
Commercial/agriculture real estate	$24,013	$24,013	$—	$32,264	$1,894
C&I/Agricultural operating	6,334	6,334	—	7,906	284
Residential mortgage	8,542	8,542	—	8,619	450
Consumer installment	356	356	—	368	30
Total	$39,245	$39,245	$—	$49,157	$2,658
With An Allowance Recorded:
Commercial/agriculture real estate	$2,290	$2,290	$698	$2,217	$100
C&I/Agricultural operating	781	781	190	636	22
Residential mortgage	1,079	1,079	226	1,255	54
Consumer installment	2	2	1	35	1
Total	$4,152	$4,152	$1,115	$4,143	$177
December 31, 2020 Totals
Commercial/agriculture real estate	$26,303	$26,303	$698	$34,481	$1,994
C&I/Agricultural operating	7,115	7,115	190	8,542	306
Residential mortgage	9,621	9,621	226	9,874	504
Consumer installment	358	358	1	403	31
Total	$43,397	$43,397	$1,115	$53,300	$2,835

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2020
With No Related Allowance Recorded:
Commercial/agriculture real estate	$33,959	$33,959	$—	$37,237	$563
C&I/Agricultural operating	8,343	8,343	—	8,910	119
Residential mortgage	7,966	7,966	—	8,330	116
Consumer installment	397	397	—	388	8
Total	$50,665	$50,665	$—	$54,865	$806
With An Allowance Recorded:
Commercial/agriculture real estate	$2,511	$2,511	$733	$2,327	$6
C&I/Agricultural operating	416	416	92	453	5
Residential mortgage	2,260	2,260	181	1,846	30
Consumer installment	99	99	27	83	1
Total	$5,286	$5,286	$1,033	$4,709	$42
March 31, 2020 Totals:
Commercial/agriculture real estate	$36,470	$36,470	$733	$39,564	$569
C&I/Agricultural operating	8,759	8,759	92	9,363	124
Residential mortgage	10,226	10,226	181	10,176	146
Consumer installment	496	496	27	471	9
Total	$55,951	$55,951	$1,033	$59,574	$848

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty, and the Bank grants a concession to that borrower that the Bank would not otherwise consider, except for the borrower’s financial difficulties. Concessions may include: extension of the loan’s term, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There was one delinquent accruing TDR greater than 60 days past due with a recorded investment of $17 at March 31, 2021, compared to one such loans with a recorded investment of $20 at December 31, 2020.
Following is a summary of TDR loans by accrual status as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Troubled debt restructure loans:
Accrual status	$11,752	$11,742
Non-accrual status	5,690	6,735
Total	$17,442	$18,477
There were no loan commitments meeting our TDR criteria as of March 31, 2021 and December 31, 2020. There were unused lines of credit totaling $42 and $15 meeting our TDR criteria as of March 31, 2021 and December 31, 2020, respectively.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three months ended March 31, 2021 and March 31, 2020:

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended March 31, 2021
TDRs:
Commercial/agriculture real estate	2	$38	$81	$—	$—	$119	$119	$—
C&I/Agricultural operating	1	—	—	240	—	240	240	—
Residential mortgage	2	66	—	14	—	80	80	—
Consumer installment	1	6	—	—	—	6	6	—
Totals	6	$110	$81	$254	$—	$445	$445	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended March 31, 2020
TDRs:
Commercial/agriculture real estate	3	$248	$—	$17	$—	$265	$265	$—
C&I/Agricultural operating	—	—	—	—	—	—	—	—
Residential mortgage	1	—	—	85	—	85	85	—
Consumer installment	2	3	—	4	—	7	7	—
Totals	6	$251	$—	$106	$—	$357	$357	$—

A summary of loans by loan segment modified in a troubled debt restructuring as of March 31, 2021 and March 31, 2020, was as follows:

	March 31, 2021		March 31, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/agriculture real estate	30	$8,656	28	$6,415
C&I/Agricultural operating	14	4,800	14	2,065
Residential mortgage	52	3,937	42	3,539
Consumer installment	9	49	8	69
Total troubled debt restructurings	105	$17,442	92	$12,088

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the three months ended March 31, 2021 and March 31, 2020, as well as the recorded investment in these restructured loans as of March 31, 2021 and March 31, 2020:

	March 31, 2021		March 31, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/agriculture real estate	—	$—	5	$1,892
C&I/Agricultural operating	—	—	—	—
Residential mortgage	1	19	—	—
Consumer installment	—	—	—	—
Total troubled debt restructurings	1	$19	5	$1,892

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	March 31, 2021	December 31, 2020
Accountable for under ASC 310-30 (Purchased Credit Impaired “PCI” loans)
Outstanding balance	$17,441	$17,946
Carrying amount	$16,475	$16,859
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$246,153	$268,218
Carrying amount	$242,470	$264,242
Total acquired loans
Outstanding balance	$263,594	$286,164
Carrying amount	$258,945	$281,101

The following table provides changes in accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	March 31, 2021	March 31, 2020
Balance at beginning of period	$3,976	$3,201
Acquisitions	—	—
Reduction due to unexpected early payoffs	(90)	—
Reclass from non-accretable difference	63	669
Accretion	(266)	(233)
Balance at end of period	$3,683	$3,637

The following table provides changes in non-accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	March 31, 2021	December 31, 2020
Balance at beginning of period	$1,087	$6,290
Additions to non-accretable difference for acquired purchased credit impaired loans	—	—
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(58)	(1,693)
Transfers from non-accretable difference to accretable discount	(63)	(2,754)
Non-accretable difference used to reduce loan principal balance	—	(505)
Non-accretable difference transferred to OREO due to loan foreclosure	—	(251)
Balance at end of period	$966	$1,087

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of March 31, 2021 and December 31, 2020 were $551,622 and $553,655, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. The current period valuation allowance is included as amortization of mortgage servicing rights in non-interest expense on the consolidated statement of operations.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $4,979 and $2,890, at March 31, 2021 and December 31, 2020, respectively. Mortgage servicing rights activity for the three month period ended March 31, 2021 and twelve months ended December 31, 2020 were as follows:

	As of and for the Three Months Ended	As of and for the Twelve Months Ended
Mortgage servicing rights:	March 31, 2021	December 31, 2020
Mortgage servicing rights, beginning of period	$5,266	$4,541
Increase in mortgage servicing rights resulting from transfers of financial assets	297	2,020
Amortization during the period	(439)	(1,295)
	5,124	5,266
Valuation allowance:
Valuation allowance, beginning of period	(2,014)	(259)
Additions	—	(1,755)
Recoveries	889	—
Valuation allowance, end of period	(1,125)	(2,014)
Mortgage servicing rights, net	$3,999	$3,252
Fair value of mortgage servicing rights; end of period	$4,005	$3,285
Residential mortgage loans serviced for others	$551,622	$553,655
Net book value of mortgage servicing rights to loans serviced for others	0.73%	0.59%

Servicing fees totaled $352 and $339 for the three months ended March, 31 2021 and March 31, 2020, respectively. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at March 31, 2021 was determined using discount rates ranging from 9% to 12%. Fair value at December 31, 2020 was determined using discount rates ranging from 9% to 12%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for our corporate offices (1) and bank branch offices (5). Our leases have remaining lease terms ranging from approximately 2 to 7.08 years, some of which include options to extend the leases for up to 5 additional years. As of March 31, 2021, we have no additional lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Three Months Ended
	March 31, 2021	March 31, 2020
The components of total lease cost were as follows:
Operating lease cost	$139	$161
Variable lease cost	7	2
Total lease cost	$146	$163

The components of total lease income were as follows:
Operating lease income	$7	$3

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$138	$159
	March 31, 2021	December 31, 2020
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$2,539	$2,657
Operating lease liabilities	$2,606	$2,762

Weighted average remaining lease term in years; operating leases	6.18	6.32
Weighted average discount rate; operating leases	2.7%	2.7%
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2021	$415	$25
2022	558	34
2023	505	27
2024	419
2025	403
Thereafter	826
Total	3,126	$86
Less: effects of discounting	(520)
Lease liability recognized	$2,606

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020
Non-interest bearing demand deposits	$257,042	$238,348
Interest bearing demand deposits	352,302	301,764
Savings accounts	222,448	196,348
Money market accounts	258,942	245,549
Certificate accounts	289,468	313,247
Total deposits	$1,380,202	$1,295,256
Brokered deposits included above:	$2,516	$2,516

At March 31, 2021, the scheduled maturities of time deposits were as follows:

March 31, 2022	$217,364
March 31, 2023	61,638
March 31, 2024	6,975
March 31, 2025	2,814
March 31, 2026	677
After March 31, 2026	—
Total	$289,468

Time deposits of $250 or more were $42,992 and $46,660 at March 31, 2021 and December 31, 2020, respectively.

NOTE 7 – FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at March 31, 2021 and December 31, 2020 is as follows:

		March 31, 2021			December 31, 2020
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2021	$4,000	—%	—%	$8,000	—%	2.16%
	2022	11,000	2.45%	2.45%	15,000	2.34%	2.45%
	2023	20,000	1.43%	1.44%	20,000	1.43%	1.44%
	2024	20,530	—%	1.45%	20,530	—%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	12,500	0.52%	0.86%

Subtotal		115,530			123,530
Unamortized discount on acquired notes		(49)			(32)
Federal Home Loan Bank advances, net		$115,481			$123,498

Senior Notes (5)	2031	$28,856	3.50%	3.50%	$28,856	3.25%	3.50%

Subordinated Notes (6)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
		$30,000			$30,000

Unamortized debt issuance costs		$(502)			$(528)
Total other borrowings		$58,354			$58,328

Totals		$173,835			$181,826
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $720,008 and $723,862 at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $122,791 compared to $118,391 as of December 31, 2020.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $123,530 and $162,530, during the three months ended March 31, 2021 and the twelve months ended December 31, 2020, respectively.
(3) The weighted-average interest rates on FHLB borrowings maturing within twelve months as of March 31, 2021 and December 31, 2020 were 1.80% and 0.50%, respectively.
(4)    FHLB term notes totaling $55,000, with various maturity dates in 2029 and 2030, can be called or replaced by the FHLB on a quarterly basis, beginning approximately three months after the initial advance.
(5)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in October 2020, requiring quarterly interest-only payments through June 2022, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate with a floor rate of 3.25%.
(b) A $5,000 line of credit, maturing in August 2021, that remains undrawn upon.

(6)    Subordinated notes resulted from the following:
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $179,725 and $179,400 at March 31, 2021 and December 31, 2020, respectively.
Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“FRB PPPLF”) Program
The Bank has originated Small Business Association’s Paycheck Protection Program (“SBA PPP”) loans and has complied with the requirements to pledge these loans to the FRB PPPLF program which provides 100% funding for SBA PPP loans upon request. At March 31, 2021 the Bank had $118,931 of borrowing capacity under the Federal Reserve SBA PPP facility, which the Federal Reserve established in 2020. The Bank has no outstanding loan balances under this facility at March 31, 2021 and December 31, 2020. Maximum month-end borrowed amounts outstanding under this agreement were $0 and $25,136, during the three months ended March 31, 2021 and the twelve months ended December 31, 2020, respectively.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2021, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2021 and December 31, 2020, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2021
Total capital (to risk weighted assets)	$174,424	15.5%	$89,877	> =	8.0%	$112,347	> =	10.0%
Tier 1 capital (to risk weighted assets)	160,344	14.3%	$67,408	> =	6.0%	89,877	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	160,344	14.3%	$50,556	> =	4.5%	73,025	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	160,344	9.8%	65,595	> =	4.0%	81,993	> =	5.0%
As of December 31, 2020
Total capital (to risk weighted assets)	$171,702	14.7%	$93,381	> =	8.0%	$116,726	> =	10.0%
Tier 1 capital (to risk weighted assets)	157,081	13.5%	70,035	> =	6.0%	93,381	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	157,081	13.5%	52,527	> =	4.5%	75,872	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	157,081	9.9%	63,718	> =	4.0%	79,647	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2021 and December 31, 2020, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of March 31, 2021
Total capital (to risk weighted assets)	$167,145	14.9%	89,877	> =	8.0%
Tier 1 capital (to risk weighted assets)	123,065	11.0%	67,408	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	123,065	11.0%	50,556	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	123,065	7.5%	65,595	> =	4.0%
As of December 31, 2020
Total capital (to risk weighted assets)	$166,703	14.3%	$93,381	> =	8.0%
Tier 1 capital (to risk weighted assets)	122,082	10.5%	70,035	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	122,082	10.5%	52,527	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	122,082	7.7%	63,718	> =	4.0%

-

NOTE 9 – STOCK-BASED COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of March 31, 2021, 163,974 restricted shares had been granted under this plan. As of March 31, 2021, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of March 31, 2021,there are 3,619 remaining unvested restricted shares and 71,700 unexercised options. Restricted shares granted under the 2008 Equity Incentive Plan were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $171 for the three months ended March 31, 2021, compared to $139 for the three months ended March 31, 2020.

Restricted Common Stock Award

	March 31, 2021		December 31, 2020
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	57,242	$12.23	43,457	$12.76
Granted	64,399	10.78	45,507	11.79
Vested	(11,413)	12.40	(31,722)	12.32
Forfeited	(1,500)	10.78	—	—
Unvested and outstanding at end of year	108,728	$11.37	57,242	$12.23
The Company accounts for stock-based employee compensation related to the Company’s 2008 Equity Incentive Plan and 2018 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock-based employee compensation related to these plans for the three month period ended March 31, 2021 was $3. The compensation cost recognized for stock-based employee compensation related to these plans for the three month period ended March 31, 2020 was $4.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
March, 31, 2021
Outstanding at beginning of year	72,300	$11.05
Exercised	—	—
Forfeited or expired	(600)	13.76
Outstanding at end of year	71,700	$11.02	5.23
Exercisable at end of year	57,100	$10.69	5.06	$98
Fully vested and expected to vest	71,700	$11.02	5.23	$99
December 31, 2020
Outstanding at beginning of year	78,100	$11.18
Exercised	—	—
Forfeited or expired	(5,800)	11.95
Outstanding at end of year	72,300	$11.05	5.49
Exercisable at end of year	54,100	$10.82	5.37	$4
Fully vested and expected to vest	72,300	$11.05	5.49	$—
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Three months ended March 31, 2021	Twelve months ended December 31, 2020
Intrinsic value of options exercised	$—	$—
Cash received from options exercised	$—	$—
Tax benefit realized from options exercised	$—	$—

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Investment securities:
U.S. government agency obligations	$31,712	$—	$31,712	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	72,056	—	72,056	—
Corporate debt securities	27,913	—	27,913	—
Corporate asset-backed securities	35,709	—	35,709	—
Trust preferred securities	17,630	—	17,630	—
Total	$185,160	$—	$185,160	$—
December 31, 2020
Investment securities:
U.S. government agency obligations	$33,365	$—	$33,365	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	40,991	—	40,991	—
Corporate debt securities	17,462	—	17,462	—
Corporate asset backed securities	35,827	—	35,827	—
Trust preferred securities	16,448	—	16,448	—
Total	$144,233	$—	$144,233	$—

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Foreclosed and repossessed assets, net	$85	$—	$—	$85
Impaired loans with allocated allowances	4,704	—	—	4,704
Mortgage servicing rights	3,999	—	—	4,005
Total	$8,788	$—	$—	$8,794
December 31, 2020
Foreclosed and repossessed assets, net	$197	$—	$—	$197
Impaired loans with allocated allowances	3,037	—	—	3,037
Mortgage servicing rights	3,252	—	—	3,285
Total	$6,486	$—	$—	$6,519

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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
March 31, 2021.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
March 31, 2021
Foreclosed and repossessed assets, net	$85	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$4,704	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$4,005	Discounted cash flows	Discounted rates	9% - 12%
December 31, 2020
Foreclosed and repossessed assets, net	$197	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$3,037	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$3,285	Discounted cash flows	Discounted rates	9% - 12%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		March 31, 2021		December 31, 2020
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$196,039	$196,039	$119,440	$119,440
Other interest-bearing deposits	(Level II)	2,016	2,062	3,752	3,818
Securities available for sale “AFS”	(Level II)	185,160	185,160	144,233	144,233
Securities held to maturity “HTM”	(Level II)	57,419	55,786	43,551	43,784
Equity securities with readily determinable fair value	(Level I)	297	297	200	200
Other investments	(Level II)	15,069	15,069	14,948	14,948
Loans receivable, net	(Level III)	1,175,266	1,198,049	1,220,538	1,239,692
Loans held for sale	(Level II)	2,267	2,267	3,075	3,075
Mortgage servicing rights	(Level III)	3,999	4,005	3,252	3,285
Accrued interest receivable	(Level 1)	5,464	5,464	5,652	5,652
Financial liabilities:
Deposits	(Level III)	$1,380,202	$1,360,333	$1,295,256	$1,292,104
FHLB advances	(Level II)	115,481	118,996	123,498	128,282
Other borrowings	(Level I)	58,354	58,354	58,328	58,328
Accrued interest payable	(Level I)	603	603	796	796

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive loss for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31, 2021			March 31, 2020
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized losses arising during the period	$(672)	$186	$(486)	$(1,643)	$452	$(1,191)
Reclassification adjustment for gains included in net income	—	—	—	73	(20)	53
Other comprehensive loss	$(672)	$186	$(486)	$(1,570)	$432	$(1,138)

The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2020 and the three months ended March 31, 2021 were as follows:

	Unrealized Gains (Losses) on Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2020	$(649)	$(471)
Current year-to-date other comprehensive income	2,705	1,961
Ending balance, December 31, 2020	$2,056	$1,490
Current year-to-date other comprehensive loss	(672)	(486)
Ending balance, March 31, 2021	$1,384	$1,004
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended March 31, 2021	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—		Net gains on investment securities
Tax Effect	—		Provision for income taxes
Total reclassifications for the period	$—		Net gain attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to income/loss.

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended March 31, 2020	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$73		Net gains on investment securities
Tax Effect	(20)		Provision for income taxes
Total reclassifications for the period	$53		Net gain attributable to common shareholders
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021 (“2020 10-K”), the matters described in “Risk Factors” in Item 1A of our Form 10Q and the following:

•conditions in the financial markets and economic conditions generally;
•adverse impacts to the Company or Bank arising from the COVID-19 pandemic;
•the possibility of a deterioration in the residential real estate markets;
•interest rate risk;
•lending risk;
•the impact of changing long-term interest rates on the fair market value of the Company’s mortgage servicing rights (MSR );
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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2021, and our consolidated results of operations for the three months ended March 31, 2021, compared to the same period in the prior fiscal year for the three months ended March 31, 2020. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2020 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses, and their related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that our management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit in our annual report on our 2020 10-K, our critical accounting estimates are as follows:
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
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of March 31, 2021 which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2020. The Company performed a goodwill impairment analysis as of March 31, 2021 and determined that goodwill was not impaired.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of March 31, 2021, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three-month periods ended March 31, 2021 and March 31, 2020, respectively.
Net interest income was $12.8 million for the three months ended March 31, 2021, compared to $12.7 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, net interest income benefited from the accretion of $1.75 million of deferred fees related to SBA Paycheck Protection Program (“PPP”) loans and organic loan growth from March 31, 2020, partially offset by lower accretion associated with reductions in purchase credit impaired loans. In addition, net interest income for the quarter ended March 31, 2021 was negatively impacted by: (1) Federal Reserve actions to offset the impact of the pandemic in March 2020, during which it lowered overnight interest rates by 125 basis points in 6 days; and (2) market reactions to decreasing longer-term interest rates on loans, investments and cash and cash equivalents security yields; partially offset by lower deposit rates due to management action to reduce interest rates.
The net interest margin for the three-month period ended March 31, 2021 was 3.31%, compared to 3.64% for the three-month period ended March 31, 2020. The decrease in net interest margin was largely due to: (1) the impact of the Federal Reserve actions to offset the impact of the pandemic in March 2020, during which it lowered overnight interest rates by 125 basis points in 6 days (2) market reactions to decreasing longer-term interest rates on loans, investments and cash and cash equivalents security yields, (3) 26 basis points of lower accretion associated with reduction in purchase credit impaired loans and (4) the impact of higher cash and cash equivalents balances decreased the interest margin percentage by 21 basis points. These were partially offset by lower deposit rates due to management action to reduce interest rates and 45 basis of higher SBA PPP accretion.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three month periods ended March 31, 2021 and March 31, 2020. Non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$129,642	$29	0.09%	$31,069	$118	1.53%
Loans	1,213,562	14,517	4.85%	1,172,246	15,459	5.30%
Interest-bearing deposits	3,437	20	2.36%	4,362	27	2.49%
Investment securities (1)	202,981	885	1.77%	179,287	1,131	2.54%
Other investments	15,038	169	4.56%	15,006	173	4.64%
Total interest earning assets (1)	$1,564,660	$15,620	4.05%	$1,401,970	$16,908	4.85%
Average interest-bearing liabilities:
Savings accounts	$197,647	$83	0.17%	$154,596	$151	0.39%
Demand deposits	330,674	251	0.31%	234,822	375	0.64%
Money market	254,120	202	0.32%	236,470	609	1.04%
CD’s	266,044	1,043	1.59%	354,095	1,846	2.10%
IRA’s	40,877	135	1.34%	42,695	199	1.87%
Total deposits	$1,089,362	$1,714	0.64%	$1,022,678	$3,180	1.25%
FHLB Advances and other borrowings	180,635	1,142	2.56%	146,810	1,057	2.90%
Total interest-bearing liabilities	$1,269,997	$2,856	0.91%	$1,169,488	$4,237	1.46%
Net interest income		$12,764			$12,671
Interest rate spread			3.14%			3.39%
Net interest margin (1)			3.31%			3.64%
Average interest earning assets to average interest-bearing liabilities			1.23			1.20
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarters ended March 31, 2021 and March 31, 2020. The FTE adjustment to net interest income included in the rate calculations totaled $1 and $0 thousand for the three months ended March 31, 2021 and March 31, 2020, respectively.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously. For the three months ended March 31, 2021, compared to the three months ended March 31, 2020, the loan volume increase is primarily due to SBA PPP originations, and the impact of organic growth since March 31, 2020. The decrease in certificate volumes is due to planned runoff of brokered CD’s and to a lesser extent, retail CD’s, partially offset by growth in non-maturity deposits.
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$215	$(304)	$(89)
Loans	527	(1,469)	(942)
Interest-bearing deposits	(5)	(2)	(7)
Investment securities	136	(382)	(246)
Other investments	—	(4)	(4)
Total interest earning assets	873	(2,161)	(1,288)
Interest expense:
Savings accounts	35	(103)	(68)
Demand deposits	124	(248)	(124)
Money market accounts	42	(449)	(407)
CD’s	(392)	(411)	(803)
IRA’s	(8)	(56)	(64)
Total deposits	(199)	(1,267)	(1,466)
FHLB Advances and other borrowings	224	(139)	85
Total interest bearing liabilities	25	(1,406)	(1,381)
Net interest income	$848	$(755)	$93

Provision for Loan Losses. We determine our provision for loan losses (“provision”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. We continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.
Total provision for loan losses expense for the three months ended March 31, 2021 was $0. The provision for loan losses was impacted by reductions in nonperforming and substandard assets, lower loan deferral balances associated with Section 4013 of the Cares Act, a smaller balance of loans receivable and low net loan charge offs. The provision for loans losses for the three months ended March 31, 2020 of $2 million was due to loan growth, the impact of net charge-offs and increase in Q-Factors due to uncertain market conditions, Pandemic-related adverse economic impacts, including various “Stay-at-Home Orders” were beginning to result in temporary business closures, reduced operating capacity and uncertainty regarding potential future revenue and cash flows for certain businesses, including bank borrowers.
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

Non-interest Income. The following table reflects the various components of non-interest income for the three month periods ended March 31, 2021 and 2020, respectively.

	Three months ended March 31,
	2021	2020	% Change
Non-interest Income:
Service charges on deposit accounts	$398	$560	(28.93)%
Interchange income	530	464	14.22%
Loan servicing income	893	685	30.36%
Gain on sale of loans	1,595	780	104.49%
Loan fees and service charges	278	477	(41.72)%
Insurance commission income	—	279	(100.00)%
Net gains on investment securities	235	73	221.92%
Other	247	285	(13.33)%
Total non-interest income	$4,176	$3,603	15.90%
Service charges on deposit accounts decreased to $398 for the three months ended March 31, 2021, from $560 in the comparable prior year period. This decrease was due to higher average balances of retail checking accounts, which lowered service charges assessed.
Loan servicing income increased largely due to increased capitalized mortgage servicing rights due to higher mortgage loan origination fees in the quarter ending March 31, 2021.
Gain on sale of loans increased in the current three period due to higher mortgage loan origination sold volumes.
The change in loan fees and service charges for the three months ended March 31, 2021, is largely due to decreases in commercial loan customer activity from the first quarter of 2020.
The decrease in insurance commission income is due to the sale of the Wells Insurance Agency change in June 2020.
The change in net gains on investment securities in March 31, 2021 is due to unrealized gains on equity securities with readily determinable fair value during the three months ended March 31, 2021, while the gains in the first quarter of 2020 were largely due to the sale of a $10.7 million of fixed-rate mortgage-backed certificates (“MBS”).

Non-interest Expense. The following table reflects the various components of non-interest expense for the three month periods ended March 31, 2021 and 2020, respectively.

	Three months ended March 31,
	2021	2020	% Change
Non-interest Expense:
Compensation and related benefits	$5,596	$5,435	2.96%
Occupancy	1,316	1,374	(4.22)%
Data processing	1,342	1,192	12.58%
Amortization of intangible assets	399	412	(3.16)%
Mortgage servicing rights expense, net	(450)	736	(161.14)%
Advertising, marketing and public relations	163	239	(31.80)%
FDIC premium assessment	165	68	142.65%
Professional services	521	604	(13.74)%
Gains on repossessed assets, net	(117)	(68)	(72.06)%
Other	554	760	(27.11)%
Total non-interest expense	$9,489	$10,752	(11.75)%

Non-interest expense (annualized) / Average assets	2.29%	2.85%	(19.72)%

Compensation expense for the three-month period ended March 31, 2021 was higher than the comparable prior year period due primarily to higher variable mortgage production compensation related to higher mortgage loan origination activity, higher incentive compensation accrued based on improved performance, partially offset by the sale of Wells Insurance Agency in June 2020 and lower salaries paid due to fewer FTE’s.
Data processing expense increases were due primarily the impact of larger loans and deposit balances.
Mortgage servicing rights expense decreased during the three months ended March 31, 2021 by $1.2 million, compared to the comparable prior year period. The Company reversed previously recognized impairment charges of $0.9 million, largely due to the impact of lower forecasted prepayment rates. The remaining decrease is due to higher amortization based on the current interest rate environment.
FDIC insurance premium increased during the three months ended March 31, 2021 from the prior year comparable quarter due to the realization of the FDIC insurance credit in the first quarter of 2020 and the impact of higher assets, which increase the asset base.
The decrease in professional services expense was primarily due to lower audit fees, public accounting fees and lower costs to prepare Form 10-K.
Other expenses for the three-month period ended March 31, 2021 decreased compared to March 31, 2020, largely due to lower loan origination and collection expenses, partially offset by the debt termination cost of $0.1 million.
Income Taxes. Income tax expense was $1.9 million for the three months ended March 31, 2021 compared to $0.9 million for the three-month period ended March 31, 2020. The effective tax rate was 26.1% for the quarter ended March 31, 2021 compared to 26.4% for the quarter ended March 31, 2020.

BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Cash and cash equivalents increased to $196.0 million at March 31, 2021 from $119.4 million at December 31, 2020. Deposit levels grew, while interest earning assets remained flat as loans receivable reductions were offset by securities purchases. As a result, interest-bearing cash at the Federal Reserve increased.

Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities available for sale, which represent the majority of our investment portfolio, were $185.2 million at March 31, 2021, compared with $144.2 million at December 31, 2020. The increase in the available for sale portfolio is due to purchases of mortgage-backed securities and corporate debt securities.
Securities held to maturity increased to $57.4 million at March 31, 2021, compared to $43.6 million at December 31, 2020. This increase was largely due to the purchase of agency mortgage-backed securities in the first quarter of 2021.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
March 31, 2021
U.S. government agency obligations	$31,474	$31,712
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	71,448	72,056
Corporate debt securities	27,752	27,913
Corporate asset-backed securities	35,664	35,709
Trust preferred securities	17,298	17,630
Totals	$183,776	$185,160
December 31, 2020
U.S. government agency obligations	$33,048	$33,365
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	39,454	40,991
Corporate debt securities	17,199	17,462
Corporate asset-backed securities	36,039	35,827
Trust preferred securities	16,297	16,448
Totals	$142,177	$144,233
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Held to maturity securities	Amortized Cost	Fair Value
March 31, 2021
U.S. government agency obligations	$3,500	$3,483
Obligations of states and political subdivisions	4,600	4,593
Mortgage-backed securities	49,319	47,710
Totals	$57,419	$55,786
December 31, 2020
Obligations of states and political subdivisions	$600	$602
Mortgage-backed securities	42,951	43,182
Totals	$43,551	$43,784

The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	March 31, 2021		December 31, 2020
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$102,922	$103,769	$72,502	$74,356
AAA	11,101	11,134	11,142	11,088
AA	24,703	24,715	25,037	24,879
A	13,519	13,666	8,713	8,925
BBB	31,531	31,877	24,783	24,985
Non-rated	—	—	—	—
Total available for sale securities	$183,776	$185,161	$142,177	$144,233
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	March 31, 2021		December 31, 2020
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$52,819	$51,193	$42,951	$43,182
AA	4,000	4,002	600	602
Non-rated	—	—	—	—
Total	$57,419	$55,786	$43,551	$43,784
As of March 31, 2021, the Bank has pledged U.S. Government Agency securities with a carrying value $0.5 million and mortgage-backed securities with a carrying value of $2.7 million as collateral against specific municipal deposits. At March 31, 2021, the Bank has pledged mortgage-backed securities with a carrying value of $1.1 million as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of March 31, 2021, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2021, the Bank also has mortgage-backed securities with a carrying value of $0.4 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
At December 31, 2020, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $1,209 as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2020, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2020, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $576 and mortgage-backed securities with a carrying value of $3,028 as collateral against specific municipal deposits. As of December 31, 2020, the Bank also has mortgage-backed securities with a carrying value of $468 pledged as collateral to the Federal Home Loan Bank of Des Moines

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, decreased by $45.5 million, to $1.19 billion as of March 31, 2021, from $1.24 billion at December 31, 2020. The originated loan portfolio before SBA PPP loans decreased $18.3 million in the quarter. This decrease included the repayment of $5.5 million of draws on a Line credit originated the last business day of December and repaid on the first business day of January. Total SBA PPP loans decreased $4.8 million due to debt forgiveness of $55 million, offset by strong new SBA PPP second round loan originations of $47 million. Acquired loans decreased by $22.6 million. This decrease was partially due to reductions in agricultural real estate, due to borrowers requesting a long-term fixed-rate loan which the Bank facilitated using Farmer Mac financing. The following table reflects the composition, or mix of our loan portfolio at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/agricultural real estate
Commercial real estate	$515,189	43.3%	$507,675	40.9%
Agricultural real estate	70,567	5.9%	68,795	5.6%
Multi-family real estate	118,988	10.0%	122,152	9.9%
Construction and land development	90,732	7.6%	98,517	8.0%
Residential mortgage
Residential mortgage	122,331	10.3%	131,386	10.6%
Purchased HELOC loans	5,291	0.4%	6,260	0.5%
Total real estate loans	923,098	77.5%	934,785	75.5%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	95,933	8.0%	116,553	9.4%
Agricultural operating	28,250	2.4%	32,785	2.6%
Consumer installment				—%
Originated indirect paper	23,186	1.9%	25,851	2.1%
Other Consumer	11,864	1.0%	13,213	1.1%
Total C&I/Agricultural operating and Consumer installment Loans	159,233	13.3%	188,402	15.2%
Gross loans before C&I SBA PPP loans	1,082,331	90.8%	1,123,187	90.7%
SBA PPP loans	118,931	10.0%	123,702	10.0%
Gross loans	$1,201,262	100.8%	$1,246,889	100.7%
Unearned net deferred fees and costs and loans in process	(4,487)	(0.4)%	(4,245)	(0.3)%
Unamortized discount on acquired loans	(4,649)	(0.4)%	(5,063)	(0.4)%
Total loans (net of unearned income and deferred expense)	1,192,126	100.0%	1,237,581	100.0%
Allowance for loan losses	(16,860)		(17,043)
Total loans receivable, net	$1,175,266		$1,220,538

The following table summarizes SBA PPP loans by round at March 31, 2021 and December 31, 2020 and includes additional round 2 activity in April 2021:

	Balance	Net Deferred Fee Income
SBA PPP Loans - Round 1	$124	$3.0
SBA PPP Loans - Round 2	—	—
Total SBA PPP Loans, December 31, 2020	124	3.0

SBA PPP Loans - Round 1	$72	$1.3
SBA PPP Loans - Round 2	47	1.7
Total SBA PPP Loans, March 31, 2021	119	3.0
Net deferred fees collected after March 31, 2021 from Q1 SBA PPP loan originations	—	0.9
	119	3.9
SBA PPP Pipeline Round 2, April 2021	8	0.8
March 31, 2021 plus SBA PPP Pipeline - Round 2, April 2021	$127	$4.7
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At March 31, 2021, the Company had identified impaired loans of $40.2 million, consisting of $17.4. million TDR loans, the carrying amount of purchased credit impaired loans of $16.5 million and $6.3 million of substandard non-TDR loans. The $40.2 million total of impaired loans includes $11.8 million of performing TDR loans. At December 31, 2020, the Company had identified impaired loans of $43.4 million, consisting of $18.5 million TDR loans, the carrying amount of purchased credit impaired loans of $16.9 million and $8.0 million of substandard non-TDR loans. The $43.4 million total of impaired loans includes $11.7 million of performing TDR loans. At March 31, 2020 and December 31, 2020, we had 292 and 325 such impaired loans, respectively, all secured by real estate or personal property. Of the impaired loans, there were 12 individual loans where estimated fair value was less than their book value (i.e., we deemed impairment to exist) totaling $6.0 million for which $1.3 million in specific ALL was recorded as of March 31, 2021.
The allowance for loan and losses modestly decreased to $16.9 million at March 31, 2021 representing 1.57% of loans receivable, less the 100% SBA guaranteed PPP loans. A significant portion of the current loan portfolio includes loans purchased through whole bank acquisitions in recent years resulting in purchased credit impairments which are not included in the allowance for loan losses. The allowance for loan losses was $17.0 million at December 31, 2020, representing 1.53% of loans receivable, less the 100% SBA guaranteed PPP loans. The decrease in the allowance was due to loan payoffs, increases in unallocated, increases in specific reserves on impaired loans and continued anticipation of pandemic-related adverse economic impacts, including various “Stay-at-Home Orders” which continued to result in temporary business closures, reduced operating capacity and uncertainty regarding potential future revenue and cash flows for certain businesses, including bank borrowers.

Allowance for Loan Losses to Loans, net of SBA PPP Loans
(in thousands, except ratios)

	March 31, 2021	Decmber 31, 2020
Loans, end of period	$1,192,126	$1,237,581
SBA PPP loans, net of deferred fees	(115,920)	(120,711)
Loans, net of SBA PPP loans and deferred fees	$1,076,206	$1,116,870
Allowance for loan losses	$16,860	$17,043
ALL to loans net of SBA PPP loans and deferred fees	1.57%	1.53%
ALL to loans, end of period	1.41%	1.38%
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

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	March 31, 2021 and Three Months Then Ended	December 31, 2020 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$760	$827
Agricultural real estate	4,511	5,084
Commercial and industrial	391	357
Agricultural operating	764	1,872
Residential mortgage	2,167	2,451
Consumer installment	86	156
Total nonaccrual loans	$8,679	$10,747
Accruing loans past due 90 days or more	536	586
Total nonperforming loans (“NPLs”)	9,215	11,333
Other real estate owned	85	156
Other collateral owned	—	41
Total nonperforming assets (“NPAs”)	$9,300	$11,530
Troubled Debt Restructurings (“TDRs”)	$17,442	$18,477
Accruing TDR's	$11,752	$11,742
Nonaccrual TDRs	$5,690	$6,735
Average outstanding loan balance	$1,213,562	$1,234,732
Loans, end of period	$1,192,126	$1,237,581
Total assets, end of period	$1,732,294	$1,649,095
ALL, at beginning of period	$17,043	$10,320
Loans charged off:
Commercial/Agricultural real estate	(200)	—
C&I/Agricultural operating	—	(1,091)
Residential mortgage	—	(78)
Consumer installment	(25)	(149)
Total loans charged off	(225)	(1,318)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	5	150
C&I/Agricultural operating	15	44
Residential mortgage	8	20
Consumer installment	14	77
Total recoveries of loans previously charged off:	42	291
Net loans charged off (“NCOs”)	(183)	(1,027)
Additions to ALL via provision for loan losses charged to operations	—	7,750
ALL, at end of period	$16,860	$17,043
Ratios:
ALL to NCOs (annualized)	2,303.28%	1,659.49%
NCOs (annualized) to average loans	0.06%	0.08%
ALL to total loans	1.41%	1.38%
NPLs to total loans	0.77%	0.92%
NPAs to total assets	0.54%	0.70%

The following table shows the detail of non-performing assets by originated and acquired portfolios:

Nonperforming Originated / Acquired Assets
(in thousands, except ratios)

	March 31, 2021	December 31, 2020
Nonperforming assets:
Originated nonperforming assets:
Nonaccrual loans	$2,344	$3,649
Accruing loans past due 90 days or more	391	415
Total originated nonperforming loans (“NPL”)	2,735	4,064
Other real estate owned (“OREO”)	—	63
Other collateral owned	28	41
Total originated nonperforming assets (“NPAs”)	$2,763	$4,168
Acquired nonperforming assets:
Nonaccrual loans	$6,335	$7,098
Accruing loans past due 90 days or more	145	171
Total acquired nonperforming loans (“NPL”)	6,480	7,269
Other real estate owned (“OREO”)	57	93
Other collateral owned	—	—
Total acquired nonperforming assets (“NPAs”)	$6,537	$7,362
Total nonperforming assets (“NPAs”)	$9,300	$11,530
Loans, end of period	$1,192,126	$1,237,581
Total assets, end of period	$1,732,294	$1,649,095
Ratios:
Originated NPLs to total loans	0.23%	0.33%
Acquired NPLs to total loans	0.54%	0.59%
Originated NPAs to total assets	0.16%	0.25%
Acquired NPAs to total assets	0.38%	0.45%
Nonperforming assets decreased by $2.2 million to $9.3 million at March 31, 2021 from December 31, 2020. This decrease is largely due to reductions in acquired non-performing loans. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to nonperforming loans.

Nonaccrual Loans Roll forward:

	Quarter Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Balance, beginning of period	$10,747	$13,154	$14,787	$16,090	$19,056
Additions	430	912	716	1,907	1,811
Acquired nonaccrual loans	—	—	—	—	—
Charge offs	(205)	(2)	(141)	(175)	(452)
Transfers to OREO	(45)	—	(172)	—	(1,100)
Return to accrual status	(291)	—	(165)	(1,702)	(120)
Payments received	(1,935)	(3,317)	(1,744)	(1,292)	(2,887)
Other, net	(23)	—	(127)	(41)	(218)
Balance, end of period	$8,678	$10,747	$13,154	$14,787	$16,090
Nonaccrual TDR loans decreased to $5.7 million at March 31, 2021 from $6.7 million at December 31, 2020.

	March 31, 2021		December 31, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Commercial/Agricultural real estate	14	$4,472	16	$4,695
C&I/Agricultural operating	5	4,042	4	3,836
Residential mortgage	44	3,195	43	3,162
Consumer installment	8	43	8	49
Total loans	71	$11,752	71	$11,742
Classified assets decreased to $26.1 million at March 31, 2021, from $28.5 million at December 31, 2020 largely due to the reduction in nonperforming assets discussed above, with a modest increase in newly classified assets. Nonperforming assets decreased to $9.3 million or 0.54% of total assets at March 31, 2021 compared to $11.5 million or 0.70% of total assets at December 31, 2020. Included in nonperforming assets at March 31, 2021 are $6.5 million of nonperforming assets acquired during recent whole-bank acquisitions.
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

	(in thousands)
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Special mention loan balances	$13,659	$6,672	$7,777	$19,958	$19,387
Substandard loan balances	26,064	28,541	32,922	35,911	38,393
Criticized loans, end of period	$39,723	$35,213	$40,699	$55,869	$57,780
Hotels and restaurants represent our portfolio’s two industry sectors most directly and adversely affected by the recent pandemic and related government actions. These sector loans totaled approximately $93 million and $39 million, respectively at March 31, 2021. The weighted-average loan-to-value percentage and debt service coverage ratio on these hotel industry sector loans was 56% and 2.3 times. Approximately $24 million of restaurant sector loans are to franchise quick-service restaurants.
As of March 31, 2021 the Bank had $57.3 million of loan modifications remaining due to pandemic-related borrower requests. Approximately $39 million of modifications are scheduled to resume their regular principal and interest payments in the second quarter and 45% had made their contractual payment as of April 30, 2021. Hotel industry sector loans represent approximately $49 million of the approved deferrals projected at March 31, 2021. Of these, $49 million represent a second or third deferral under the CARES ACT, with the customer making an interest only payment and the Bank generally receives the reserve accounts pledge. While the Company has no indication that any of the modified credits are specifically impaired, additional risk and uncertainty inherent in the current pandemic-affected environment has been considered. See “Allowance for Loan Losses” section above for discussion of pandemic-related qualitative factor, and related provision for loan losses.
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
The fair market value of the Company’s MSR asset increased from $3.3 million at December 31, 2020 to $4.0 million at March 31, 2021, primarily due to $0.9 million of impairment reversal recorded on the MSR asset due to the impact of a lower projected prepayment rate. Higher long-term interest rates as of at March 31, 2021 compared to December 31, 2020 resulted in the reduction in projected prepayment rates.
The unpaid balances of one- to four-family residential real estate loans serviced for others as of March 31, 2021 and December 31, 2020 were $551.6 million and $553.7 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at March 31, 2021 and December 31, 2020 was 0.73% and 0.59%, respectively.
Deposits. Deposits increased $84.9 million to $1.380 billion at March 31, 2021, from $1.295 billion at December 31, 2020. This growth is due to non-maturity deposit growth, split between both retail and commercial deposits. This growth was partially offset by retail certificates of deposit decreasing by $24 million, as the Company chose not to match higher rate local retail certificate competition.
The following is a summary of deposits by type at March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020
Non-interest bearing demand deposits	$257,042	$238,348
Interest bearing demand deposits	352,302	301,764
Savings accounts	222,448	196,348
Money market accounts	258,942	245,549
Certificate accounts	289,468	313,247
Total deposits	$1,380,202	$1,295,256
Brokered deposits included above:	$2,516	$2,516

Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at March 31, 2021 and December 31, 2020 is as follows:

		March 31, 2021			December 31, 2020
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2021	$4,000	—%	—%	$8,000	—%	2.16%
	2022	11,000	2.45%	2.45%	15,000	2.34%	2.45%
	2023	20,000	1.43%	1.44%	20,000	1.43%	1.44%
	2024	20,530	—%	1.45%	20,530	—%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	12,500	0.52%	0.86%

Subtotal		115,530			123,530
Unamortized discount on acquired notes		(49)			(32)
Federal Home Loan Bank advances, net		$115,481			$123,498

Senior Notes (5)	2031	$28,856	3.50%	3.50%	$28,856	3.25%	3.50%

Subordinated Notes (6)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
		$30,000			$30,000

Unamortized debt issuance costs		$(502)			$(528)
Total other borrowings		$58,354			$58,328

Totals		$173,835			$181,826
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $720,008 and $723,862 at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $122,791 compared to $118,391 as of December 31, 2020.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $123,530 and $162,530, during the three months ended March 31, 2021 and the twelve months ended December 31, 2020, respectively.
(3) The weighted-average interest rates on FHLB borrowings maturing within twelve months as of March 31, 2021 and December 31, 2020 were 1.80% and 0.50%, respectively.
(4)    FHLB term notes totaling $55,000, with various maturity dates in 2029 and 2030, can be called or replaced by the FHLB on a quarterly basis, beginning approximately three months after the initial advance.
(5)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in October 2020, requiring quarterly interest-only payments through June 2022, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate with a floor rate of 3.25%.
(b) A $5,000 line of credit, maturing in August 2021, that remains undrawn upon.
(6)    Subordinated notes resulted from the following:

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
FHLB advances decreased $8.0 million to $115.5 million as of March 31, 2021 compared to $123.5 million as of December 31, 2020. The Bank terminated $8.0 million of advances in the quarter, incurring a $0.1 million prepayment penalty, as we continue to utilize these advances, only as necessary, to supplement core deposits to meet our funding and liquidity needs, and as we evaluate all options to manage the Bank’s cost of funds. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of March 31, 2021 is approximately $122.8 million.
The Bank’s origination of SBA PPP loans allowed the Bank to gain access to the Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“PPPLF”), whereby the Bank can pledge SBA PPP loans, by day of origination, up to the contractual maturity of the Bank’s SBA PPP loans with no collateral haircut. Due to the strong growth in non-maturity deposits discussed above, the Bank had no outstanding borrowings under this facility at any time during the quarters ending March 31, 2021 and December 31, 2020, respectively. The Bank borrowing capacity was $118.9 million after pledging the underlying loans at March 31, 2021.
At both March 31, 2021 and December 31, 2020, the Bank had $55 million of 10-year, three-month callable advances.
See Note 7, “Federal Home Loan Bank and Federal Reserve Bank Advances and Other Borrowings” for more information.
At March 31, 2021, the Bank has pledged $720.0 million of loans to secure the current FHLB outstanding advances, letters of credit and to provide the unused borrowing capacity compared to $723.8 million of loans pledged at December 31, 2020.
Stockholders’ Equity.Total stockholders’ equity was $160.7 million at March 31, 2021 compared to $160.6 million at December 31, 20120. The Company’s net income of $5.5 million was largely offset by to the payment of the annual cash dividend paid in February to common stockholders of $0.23 per share, the first quarter repurchase of approximately 224,000 shares of its common stock at a weighted average price of $11.47 per share and decrease in the unrealized gain on sale of securities of approximately $0.5 million.
Under the December 2020 stock buyback program, the company has repurchased approximately 322,000 shares as of March 31, 2021 and is authorized to repurchase up to approximately 236,000 additional shares.
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; short-term investments; and borrowings. We use our sources of funds primarily to meet ongoing commitments, to pay non-renewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At March 31, 2021, our on-balance sheet liquidity ratio was 23.3%. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank’s control, including general interest rates, economic conditions and competition. Although $217.4 million of our $289.5 million (75.1%) CD portfolio as of March 31, 2021 will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching based on currently liquidity levels, our retention rate may decrease in the future. At March 31, 2021, the Bank had approximately $160 million of certificate of deposit accounts maturing in 2021 with a weighted average cost of approximately 1.1% and approximately $110 million of certificate of deposit accounts maturing in 2022 with a weighted average cost of approximately 2.0%. The 2021 maturities are approximately evenly spread throughout the year, with approximately 85% of the 2022 maturities occurring in the first half of 2022. The approximate weighted average cost of new certificates in the first quarter of 2021 was below 0.5%.Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.

We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of March 31, 2021, we had approximately $122.8 million available under this arrangement, supported by loan collateral, as compared to $118.4 million at December 31, 2020. In the quarter ended June 30, 2020, the Bank’s origination of SBA PPP loans allowed the Bank to gain access to the Federal Reserve’s PPPLF facility, whereby the Bank can pledge SBA PPP loans, by day of origination, up to the contractual maturity of the Bank’s SBA PPP loans with no collateral haircut. Due to the strong growth in non-maturity deposits discussed above, the Bank had no outstanding borrowings under this facility at, or at any time during the quarters ended, March 31, 2021 and December 31, 2020, respectively. The Bank could borrow $123.7 million under this facility at March 31, 2021. As the SBA PPP loans are forgiven, the collateral will reduce and our borrowing capacity under this facility will be reduced.
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
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2021, the Company had $209.5 million in unused commitments, compared to $247.3 million in unused commitments as of December 31, 2020.
Capital Resources. As of March 31, 2021, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2021 (Unaudited)
Total capital (to risk weighted assets)	$174,424	15.5%	$89,877	> =	8.0%	$112,347	> =	10.0%
Tier 1 capital (to risk weighted assets)	160,344	14.3%	67,408	> =	6.0%	89,877	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	160,344	14.3%	50,556	> =	4.5%	73,025	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	160,344	9.8%	65,595	> =	4.0%	81,993	> =	5.0%
As of December 31, 2020 (Audited)
Total capital (to risk weighted assets)	$171,702	14.7%	$93,381	> =	8.0%	$116,726	> =	10.0%
Tier 1 capital (to risk weighted assets)	157,081	13.5%	70,035	> =	6.0%	93,381	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	157,081	13.5%	52,527	> =	4.5%	75,872	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	157,081	9.9%	63,718	> =	4.0%	79,647	> =	5.0%

At March 31, 2021, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of March 31, 2021 (Unaudited)
Total capital (to risk weighted assets)	$167,145	14.9%	$89,877	> =	8.0%
Tier 1 capital (to risk weighted assets)	123,065	11.0%	67,408	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	123,065	11.0%	50,556	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	123,065	7.5%	65,595	> =	4.0%
As of December 31, 2020 (Audited)
Total capital (to risk weighted assets)	$166,703	14.3%	$93,381	> =	8.0%
Tier 1 capital (to risk weighted assets)	122,082	10.5%	70,035	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	122,082	10.5%	52,527	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	122,082	7.7%	63,718	> =	4.0%
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
The following table sets forth, at March 31, 2021 and December 31, 2020 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of March 31, 2021 and December 31, 2020, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2021	At December 31, 2020

+300 bp	1%	15%
+200 bp	1%	11%
+100 bp	1%	7%
-100 bp	3%	—%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at March 31, 2021 and December 31, 2020.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2021	At December 31, 2020

+300 bp	—%	3%
+200 bp	—%	3%
+100 bp	—%	2%
-100 bp	2%	(1)%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2021, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at reaching a level of reasonable assurance.

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

Item 1A.RISK FACTORS
The information in this Form 10-Q should be read in conjunction with the risk factors described in “Risk Factors” in Item 1A of our 2020 10-K and the information under “Forward-Looking Statements” in this Form 10-Q and in our 2020 10-K.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)Issuer Purchases of Equity Securities.
On November 30, 2020, the Board of Directors approved a stock repurchase program. Under this program the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of November 30, 2020, or 557,728 shares, from time to time. The table below shows information about our repurchases of our common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	—	$—	—	459,963
February 1, 2021 - February 28, 2021	212,649	$11.41	212,649	247,314
March 1, 2021 - March 31, 2021	11,832	$11.56	11,832	235,482
Total	224,481	$11.42	224,481
.

Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Not applicable.

Item 6.EXHIBITS
(a) Exhibits

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: May 6, 2021	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: May 6, 2021	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer