Form 10-Q
period 2021-06-30
Citizens Community Bancorp Inc.
filed 2021-08-05
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At August 5, 2021 there were 10,682,507 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2021

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2021 (unaudited) and December 31, 2020
(derived from audited financial statements)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$128,440	$119,440
Other interest bearing deposits	1,512	3,752
Securities available for sale "AFS"	243,746	144,233
Securities held to maturity "HTM"	59,582	43,551
Equity securities with readily determinable fair value	297	200
Other investments	14,966	14,948
Loans receivable	1,181,558	1,237,581
Allowance for loan losses	(16,845)	(17,043)
Loans receivable, net	1,164,713	1,220,538
Loans held for sale	3,109	3,075
Mortgage servicing rights, net	3,862	3,252
Office properties and equipment, net	21,121	21,165
Accrued interest receivable	4,898	5,652
Intangible assets	4,696	5,494
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	145	197
Bank owned life insurance ("BOLI")	23,991	23,684
Other assets	7,896	8,416
TOTAL ASSETS	$1,714,472	$1,649,095

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,371,226	$1,295,256
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances	111,496	123,498
Other borrowings	58,380	58,328
Other liabilities	9,354	11,449
Total liabilities	1,550,456	1,488,531

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 10,696,075 and 11,056,349 shares issued and outstanding, respectively	107	111
Additional paid-in capital	121,732	126,154
Retained earnings	40,117	32,809
Accumulated other comprehensive income	2,060	1,490
Total stockholders’ equity	164,016	160,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,714,472	$1,649,095
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2021 and 2020
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest and dividend income:
Interest and fees on loans	$13,960	$14,687	$28,477	$30,146
Interest on investments	1,518	1,199	2,621	2,648
Total interest and dividend income	15,478	15,886	31,098	32,794
Interest expense:
Interest on deposits	1,521	2,607	3,235	5,787
Interest on FHLB and FRB borrowed funds	384	448	795	956
Interest on other borrowed funds	742	528	1,473	1,077
Total interest expense	2,647	3,583	5,503	7,820
Net interest income before provision for loan losses	12,831	12,303	25,595	24,974
Provision for loan losses	—	1,750	—	3,750
Net interest income after provision for loan losses	12,831	10,553	25,595	21,224
Non-interest income:
Service charges on deposit accounts	395	345	793	905
Interchange income	647	489	1,177	953
Loan servicing income	825	1,315	1,718	2,000
Gain on sale of loans	1,522	1,818	3,117	2,598
Loan fees and service charges	151	244	429	721
Insurance commission income	—	195	—	474
Net gains on investment securities	37	25	272	98
Net gain on sale of acquired business lines	—	252	—	252
Settlement proceeds	—	131	—	131
Other	216	199	463	484
Total non-interest income	3,793	5,013	7,969	8,616
Non-interest expense:
Compensation and related benefits	5,473	5,908	11,069	11,343
Occupancy	1,314	1,336	2,630	2,710
Data processing	1,396	1,212	2,738	2,404
Amortization of intangible assets	399	412	798	824
Mortgage servicing rights expense, net	441	991	(9)	1,727
Advertising, marketing and public relations	194	303	357	542
FDIC premium assessment	82	180	247	248
Professional services	381	353	902	957
Gain on repossessed assets, net	(29)	(22)	(146)	(90)
Other	547	719	1,101	1,458
Total non-interest expense	10,198	11,392	19,687	22,123
Income before provision for income tax	6,426	4,174	13,877	7,717
Provision for income taxes	1,720	1,105	3,665	2,042
Net income attributable to common stockholders	$4,706	$3,069	$10,212	$5,675
Per share information:
Basic earnings	$0.44	$0.28	$0.94	$0.51
Diluted earnings	$0.44	$0.28	$0.94	$0.51
Cash dividends paid	$—	$—	$0.23	$0.21
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Six months ended June 30, 2021 and 2020
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income attributable to common stockholders	$4,706	$3,069	$10,212	$5,675
Other comprehensive income, net of tax:
Securities available for sale
Net unrealized gains arising during period	1,082	1,628	596	603
Reclassification adjustment for net gains included in net income, net of tax	(26)	—	(26)	(113)
Other comprehensive income, net of tax	1,056	1,628	570	490
Comprehensive income	$5,762	$4,697	$10,782	$6,165
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2021
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2021	11,056,349	$111	$126,154	$32,809	$1,490	$160,564
Net income	—	—	—	5,506	—	5,506
Other comprehensive loss, net of tax	—	—	—	—	(486)	(486)
Forfeiture of unvested shares	(1,500)	—	—	—	—	—
Surrender of restricted shares of common stock	(895)	—	(10)	—	—	(10)
Restricted common stock awarded under the equity incentive plan	64,399	—	—	—	—	—
Common stock repurchased	(224,481)	(2)	(2,552)	(21)	—	(2,575)
Stock option expense	—	—	3	—	—	3
Amortization of restricted stock	—	—	171	—	—	171
Cash dividends ($0.23 per share)	—	—	—	(2,511)	—	(2,511)
Balance at March 31, 2021	10,893,872	109	123,766	35,783	1,004	160,662
Net income	—	—	—	4,706	—	4,706
Other comprehensive income, net of tax	—	—	—	—	1,056	1,056
Surrender of restricted shares of common stock	(1,149)	—	(15)	—	—	(15)
Common stock options exercised	2,000	—	17	—	—	17
Common stock repurchased	(198,648)	(2)	(2,260)	(372)	—	(2,634)
Stock option expense	—	—	2	—	—	2
Amortization of restricted stock	—	—	222	—	—	222
Balance at June 30, 2021	10,696,075	$107	$121,732	$40,117	$2,060	$164,016
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Twelve Months Ended December 31, 2020
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2020	11,266,954	$113	$128,394	$22,517	$(471)	$150,553
Net income	—	—	—	2,606	—	2,606
Other comprehensive loss, net of tax	—	—	—	—	(1,138)	(1,138)
Surrender of restricted shares of common stock	(1,746)	—	(21)	—	—	(21)
Restricted common stock awarded under the equity incentive plan	41,507	—	—	—	—	—
Common stock fractional share audit adjustment	(40)	—	—	—	—	—
Common stock repurchased	(155,666)	(1)	(1,776)	(61)	—	(1,838)
Stock option expense	—	—	4	—	—	4
Amortization of restricted stock	—	—	139	—	—	139
Cash dividends ($0.21 per share)	—	—	—	(2,372)	—	(2,372)
Balance at March 31, 2020	11,151,009	112	126,740	22,690	(1,609)	147,933
Net income	—	—	—	3,069	—	3,069
Other comprehensive income, net of tax	—	—	—	—	1,628	1,628
Surrender of restricted shares of common stock	(314)	—	(2)	—	—	(2)
Stock option expense	—	—	4	—	—	4
Amortization of restricted stock	—	—	158	—	—	158
Balance at June 30, 2020	11,150,695	112	126,900	25,759	19	152,790
Net income	—	—	—	3,480	—	3,480
Other comprehensive income, net of tax	—	—	—	—	885	885
Surrender of restricted shares of common stock	(50)	—	—	—	—	—
Restricted common stock awarded under the equity incentive plan	4,000	—	—	—	—	—
Stock option expense	—	—	3	—	—	3
Amortization of restricted stock	—	—	165	—	—	165
Balance, September 30, 2020	11,154,645	112	127,068	29,239	904	157,323
Net income	—	—	—	3,570	—	3,570
Other comprehensive income, net of tax	—	—	—	—	586	586
Surrender of restricted shares of common stock	(531)	—	(4)	—	—	(4)
Common stock repurchased	(97,765)	(1)	(981)	—	—	(982)
Stock option expense	—	—	3	—	—	3
Amortization of restricted stock	—	—	68	—	—	68
Balance, December 31, 2020	11,056,349	$111	$126,154	$32,809	$1,490	$160,564
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2021 and 2020
(in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income attributable to common stockholders	$10,212	$5,675
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization, net of discount accretion on investment securities	32	148
Depreciation expense	1,092	943
Provision for loan losses	—	3,750
Net realized (gain) loss on equity securities	(236)	58
Net realized gain on debt securities	(36)	(156)
Increase in MSR assets resulting from transfers of financial assets	(601)	(954)
Mortgage servicing rights expense, net	(9)	1,727
Amortization of intangible assets	798	824
Amortization of restricted stock	393	297
Net stock based compensation expense	5	8
Loss on sale of office properties and equipment	26	21
Deferred income taxes	420	(799)
Increase in cash surrender value of life insurance	(307)	(294)
Net gain from disposals of foreclosed and repossessed assets	(146)	(90)
Gain on sale of loans held for sale, net	(3,117)	(2,598)
Net change in loans held for sale	3,083	(385)
Decrease (increase) in accrued interest receivable and other assets	662	(1,048)
(Decrease) increase in other liabilities	(1,998)	3,580
Net gain on sale of insurance agency	—	(252)
Total adjustments	61	4,780
Net cash provided by operating activities	10,273	10,455
Cash flows from investing activities:
Net decrease in other interest-bearing deposits	2,240	992
Purchase of available for sale securities	(117,256)	(13,855)
Purchase of held to maturity securities	(20,543)	(8,062)
Proceeds from principal payments and sale of available for sale securities	18,589	31,952
Proceeds from principal payments and maturities of held to maturity securities	4,455	362
Net purchases (sales) of other investments	121	(188)
Proceeds from sales of foreclosed and repossessed assets	360	1,767
Net decrease (increase) in loans	55,742	(105,443)
Net capital expenditures	(1,181)	(1,184)
Proceeds from disposal of office properties and equipment	10	8
Net proceeds from sale of insurance agency	—	1,127
Net cash used in investing activities	(57,463)	(92,524)

Cash flows from financing activities:
Net decrease in short-term Federal Home Loan Bank advances	(2)	(40,987)
Long-term Federal Home Loan Bank advances	—	66,500
Federal Home Loan Bank advance termination payments	(8,102)	—
Federal Home Loan Bank maturities	(4,000)	(32,000)
Amortization of debt issuance costs	52	35
Net increase (decrease) in deposits	75,970	76,495
Repurchase shares of common stock	(5,209)	(1,838)
Surrender of restricted shares of common stock	(25)	(23)
Common stock options exercised	17	—
Cash dividends paid	(2,511)	(2,372)
Net cash provided by financing activities	56,190	65,810
Net increase (decrease) in cash and cash equivalents	9,000	(16,259)
Cash and cash equivalents at beginning of period	119,440	55,840
Cash and cash equivalents at end of period	$128,440	$39,581

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$3,309	$5,854
Interest on borrowings	$2,307	$2,032
Income taxes	$3,340	$115
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$45	$879

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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the June 30, 2021 balance sheet date and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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

Investment Securities; Held to Maturity and Available for Sale – Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of the date of each balance sheet. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Investment securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with unrealized holding gains and losses being reported in other comprehensive income (loss), net of tax. Unrealized losses deemed other-than-temporary due to credit issues are reported in the Company’s net income in the period in which the losses arise. Realized gains or losses on sales of available for sale securities are calculated with the specific identification method and are included in the consolidated statements of operations under net gains on investment securities. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.
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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $14,966 at June 30, 2021 consisted of $7,938 of FHLB stock, $5,181 of Federal Reserve Bank stock and $1,847 of Bankers’ Bank stock. Other investments totaling $14,948 at December 31, 2020 consisted of $8,103 of FHLB stock and $5,170 of Federal Reserve Bank stock and $1,675 of Bankers’ Bank stock.
Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of: deferred loan fees and costs, accretable yield on acquired loans and non-accretable discount on purchased credit impaired (PCI) loans. Interest income is accrued on the unpaid principal balance of these loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method over the contractual life of the loan with no prepayments assumed. If the loan is prepaid, any unamortized net fee is recognized at this time. Late charge fees are recognized into income when collected.
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
Servicing fee income, which is reported on the consolidated statements of operations in non-interest income as loan servicing fee income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.”  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of June 30, 2021 which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2020.
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
Income Taxes – The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
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
Other Comprehensive Income —Accumulated and other comprehensive income or loss is comprised of the unrealized and realized gains and losses on securities available for sale and pension liability adjustments, net of tax, and is shown on the accompanying consolidated statements of comprehensive income.
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
Recently Issued, But Not Yet Effective Accounting Pronouncements
ASU 2016-13; Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments--The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. In November, 2019, the FASB issued ASU 2019-10, which delayed the effective date for ASU 2016-13 for smaller reporting companies, resulting in ASU 2016-13 becoming effective in the first quarter of 2023 for the Company. Earlier adoption is permitted; however, the Company does not currently plan to adopt the ASU early. Management is assessing alternative loss estimation methodologies and the Company’s data and system needs in order to evaluate the impact that adoption of this standard will have on the Company’s financial condition and results of operations. The Company anticipates recording the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which will be January 1, 2023.

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of June 30, 2021 and December 31, 2020, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021
U.S. government agency obligations	$30,126	$612	$10	$30,728
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	125,439	1,194	97	126,536
Corporate debt securities	34,689	703	97	35,295
Corporate asset-based securities	35,096	225	49	35,272
Trust preferred securities	15,416	363	4	15,775
Total available for sale securities	$240,906	$3,097	$257	$243,746

December 31, 2020
U.S. government agency obligations	$33,048	$387	$70	$33,365
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	39,454	1,537	—	40,991
Corporate debt securities	17,199	372	109	17,462
Corporate asset-based securities	36,039	104	316	35,827
Trust preferred securities	16,297	189	38	16,448
Total available for sale securities	$142,177	$2,589	$533	$144,233

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021
U.S. government agency obligations	$3,500	$1	$—	$3,501
Obligations of states and political subdivisions	4,600	1	6	4,595
Mortgage-backed securities	51,482	175	1,391	50,266
Total held to maturity securities	$59,582	$176	$1,397	$58,362

December 31, 2020
Obligations of states and political subdivisions	$600	$2	$—	$602
Mortgage-backed securities	42,951	265	34	43,182
Total held to maturity securities	$43,551	$267	$34	$43,784
As of June 30, 2021, the Bank has pledged U.S. Government Agency securities with a carrying value of $539 and mortgage-backed securities with a carrying value of $3,739 as collateral against specific municipal deposits. At June 30, 2021, the Bank has pledged mortgage-backed securities with a carrying value of $1,209 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of June 30, 2021, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2021, the Bank also has mortgage-backed securities with a carrying value of $358 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the three and six month periods ended June 30, 2021 gross sales of available for sale securities were $1,965 and $1,965, respectively. Gross gains on sale of available for sale securities for the three and six months ended June 30, 2021 were $36 and $36, respectively. Gross losses on sale of available for sale securities for the three and six months ended June 30, 2021were $0 and $0, respectively. Gross sales of available for sale securities were $0 and $10,841 for the three and six month periods ended June 30, 2020, respectively. Gross gains on sale of available for sale securities for the three and six months ended June 30, 2020 were $0 and $156, respectively. Gross losses on sale of available for sale securities for the three and six months ended June 30, 2020 were $0 and $0, respectively.
The estimated fair value of securities at June 30, 2021 and December 31, 2020, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	June 30, 2021		December 31, 2020
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$140	$140	$—	$—
Due after one year through five years	6,788	7,131	3,833	4,095
Due after five years through ten years	51,509	52,423	44,405	44,880
Due after ten years	57,030	57,516	54,485	54,267
Total securities with contractual maturities	$115,467	$117,210	$102,723	$103,242
Mortgage backed securities	125,439	126,536	39,454	40,991
Total available for sale securities	$240,906	$243,746	$142,177	$144,233

	June 30, 2021		December 31, 2020
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—		$—	$—
Due after one year through five years	4,300	4,299	200	200
Due after five years through ten years	3,800	3,797	400	402
Total securities with contractual maturities	8,100	8,096	600	602
Mortgage backed securities	51,482	50,266	42,951	43,182
Total held to maturity securities	$59,582	$58,362	$43,551	$43,784

Securities with unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2021
U.S. government agency obligations	$—	$—	$1,503	$10	$1,503	$10
Mortgage backed securities	41,120	97	—	—	41,120	97
Corporate debt securities	5,298	15	1,418	82	6,716	97
Corporate asset-based securities	7,542	13	8,511	36	16,053	49
Trust preferred securities	953	4	—	—	953	4
Total	$54,913	$129	$11,432	$128	$66,345	$257
December 31, 2020
U.S. government agency obligations	$7,654	$17	$6,834	$53	$14,488	$70
Corporate debt securities	3,447	27	1,418	82	4,865	109
Corporate asset-based securities	—	—	24,310	316	24,310	316
Trust preferred securities	5,612	38	—	—	5,612	38
Total	$16,713	$82	$32,562	$451	$49,275	$533

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2021
Obligations of states and political subdivisions	$594	$6	$—	$—	$594	$6
Mortgage-backed securities	44,071	1,391	—	—	44,071	1,391
Total	$44,665	$1,397	$—	$—	$44,665	$1,397
December 31, 2020
Mortgage-backed securities	$16,538	$34	$—	$—	$16,538	$34
Total	$16,538	$34	$—	$—	$16,538	$34

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuer is assessed. Significant inputs used to measure the amount of other-than-temporary impairment related to credit loss include, but are not limited to; the Company’s intent and ability to sell the debt security prior to recovery, that it is more likely than not that the Company will not sell the security prior to recovery, default and delinquency rates of the underlying collateral, remaining credit support, and historical loss severities. Adjustments to market value of available for sale securities that are considered temporary are recorded as separate components of stockholders’ equity, net of tax. If the unrealized loss of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings, or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if credit loss exists. If there is a credit loss, it will be recorded in the Company’s consolidated statement of operations. Non-credit components of the unrealized losses on available for sale securities will continue to be recognized in other comprehensive income (loss), net of tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

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

Below is a summary of originated and acquired loans by type and risk rating as of June 30, 2021:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$419,278	$506	$781	$—	$—	$420,565
Agricultural real estate	41,425	378	1,122	—	—	42,925
Multi-family real estate	113,491	299	—	—	—	113,790
Construction and land development	86,108	—	3,478	—	—	89,586
C&I/Agricultural operating:
Commercial and industrial	77,758	16	3,009	—	—	80,783
Agricultural operating	21,261	22	1,731	—	—	23,014
Residential mortgage:
Residential mortgage	69,549	—	3,416	—	—	72,965
Purchased HELOC loans	4,715	—	234	—	—	4,949
Consumer installment:
Originated indirect paper	20,196	—	181	—	—	20,377
Other consumer	10,250	—	46	—	—	10,296
Originated loans before SBA PPP loans	864,031	1,221	13,998	—	—	879,250
SBA PPP loans	74,925	—	—	—	—	74,925
Total originated loans	$938,956	$1,221	$13,998	$—	$—	$954,175
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$124,647	$10,876	$3,974	$—	$—	$139,497
Agricultural real estate	24,576	—	5,164	—	—	29,740
Multi-family real estate	7,401	—	—	—	—	7,401
Construction and land development	961	202	39	—	—	1,202
C&I/Agricultural operating:
Commercial and industrial	19,391	9	301	—	—	19,701
Agricultural operating	4,482	—	411	—	—	4,893
Residential mortgage:
Residential mortgage	31,782	—	1,999	—	—	33,781
Consumer installment:
Other consumer	644	—	4	—	—	648
Total acquired loans	$213,884	$11,087	$11,892	$—	$—	$236,863
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$543,925	$11,382	$4,755	$—	$—	$560,062
Agricultural real estate	66,001	378	6,286	—	—	72,665
Multi-family real estate	120,892	299	—	—	—	121,191
Construction and land development	87,069	202	3,517	—	—	90,788
Commercial/Agricultural non-real estate:
Commercial and industrial	97,149	25	3,310	—	—	100,484
Agricultural operating	25,743	22	2,142	—	—	27,907
Residential mortgage:
Residential mortgage	101,331	—	5,415	—	—	106,746
Purchased HELOC loans	4,715	—	234	—	—	4,949
Consumer installment:
Originated indirect paper	20,196	—	181	—	—	20,377
Other Consumer	10,894	—	50	—	—	10,944
Gross loans before SBA PPP Loans	1,077,915	12,308	25,890	—	—	1,116,113
SBA PPP loans	74,925	—	—	—	—	$74,925
Gross loans	$1,152,840	$12,308	$25,890	$—	$—	$1,191,038
Less:
Unearned net deferred fees and costs and loans in process						(5,133)
Unamortized discount on acquired loans						(4,347)
Allowance for loan losses						(16,845)
Loans receivable, net						$1,164,713

Below is a summary of originated and acquired loans by type and risk rating as of December 31, 2020:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$349,482	$543	$1,088	$—	$—	$351,113
Agricultural real estate	30,041	446	1,254	—	—	31,741
Multi-family real estate	112,423	308	—	—	—	112,731
Construction and land development	87,763	—	3,478	—	—	91,241
C&I/Agricultural operating:
Commercial and industrial	91,474	20	3,796	—	—	95,290
Agricultural operating	22,462	934	1,061	—	—	24,457
Residential mortgage:
Residential mortgage	82,097	7	4,179	—	—	86,283
Purchased HELOC loans	5,959	—	301	—	—	6,260
Consumer installment:
Originated indirect paper	25,616	—	235	—	—	25,851
Other Consumer	11,986	—	70	—	—	12,056
Originated loans before SBA PPP loans	819,303	2,258	15,462	—	—	837,023
SBA PPP loans	123,702	—	—	—	—	123,702
Total originated loans	$943,005	$2,258	$15,462	$—	$—	$960,725
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$148,303	$4,274	$3,985	$—	$—	$156,562
Agricultural real estate	31,147	—	5,907	—	—	37,054
Multi-family real estate	9,273	—	148	—	—	9,421
Construction and land development	7,237	—	39	—	—	7,276
C&I/Agricultural operating:
Commercial and industrial	20,918	9	336	—	—	21,263
Agricultural operating	7,838	—	490	—	—	8,328
Residential mortgage:
Residential mortgage	42,805	131	2,167	—	—	45,103
Consumer installment:
Other Consumer	1,150	—	7	—	—	1,157
Total acquired loans	$268,671	$4,414	$13,079	$—	$—	$286,164
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$497,785	$4,817	$5,073	$—	$—	507,675
Agricultural real estate	61,188	446	7,161	—	—	68,795
Multi-family real estate	121,696	308	148	—	—	122,152
Construction and land development	95,000	—	3,517	—	—	98,517
C&I/Agricultural operating:
Commercial and industrial	112,392	29	4,132	—	—	116,553
Agricultural operating	30,300	934	1,551	—	—	32,785
Residential mortgage:
Residential mortgage	124,902	138	6,346	—	—	131,386
Purchased HELOC loans	5,959	—	301	—	—	6,260
Consumer installment:
Originated indirect paper	25,616	—	235	—	—	25,851
Other Consumer	13,136	—	77	—	—	13,213
Gross loans before SBA PPP loans	1,087,974	6,672	28,541	—	—	1,123,187
SBA PPP loans	123,702	—	—	—	—	123,702
Gross loans	$1,211,676	$6,672	$28,541	$—	$—	$1,246,889
Less:
Unearned net deferred fees and costs and loans in process						(4,245)
Unamortized discount on acquired loans						(5,063)
Allowance for loan losses						(17,043)
Loans receivable, net						$1,220,538

The following table summarizes SBA PPP loans at June 30, 2021 and December 31, 2020:
(Dollars in Millions)

	2020 Originations		2021 Originations		Total
	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income
SBA PPP Loans, December 31, 2020	$123,702	$2,991	$—	$—	$123,702	$2,991
2021 SBA PPP Loan Originations	—	—	55,790	3,485	55,790	3,485
Less: 2021 SBA PPP Loan Forgiveness and Fee Accretion	(102,295)	(2,683)	(2,272)	(376)	(104,567)	(3,059)
Balance, June 30, 2021	$21,407	$308	$53,518	$3,109	$74,925	$3,417
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

Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agriculture Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended June 30, 2021
Allowance for Loan Losses:
Beginning balance, April 1, 2021	$11,109	$1,633	$941	$450	$895	$15,028
Charge-offs	(51)	—	—	(12)	—	(63)
Recoveries	1	30	2	21	—	54
Provision	(169)	519	(172)	(97)	(40)	41
Allowance allocation adjustment					—	—
Total Allowance on originated loans	10,890	2,182	771	362	855	15,060
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, April 1, 2021	1,301	94	388	49	—	1,832
Charge-offs	—	(7)	—	(3)	—	(10)
Recoveries	—	3	1	—	—	4
Provision	167	(9)	(158)	(41)	—	(41)
Allowance allocation adjustment					—	—
Total Allowance on other acquired loans	1,468	81	231	5	—	1,785
Total Allowance on acquired loans	1,468	81	231	5	—	1,785
Ending balance, June 30, 2021	$12,358	$2,263	$1,002	$367	$855	$16,845

	Commercial/Agriculture Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Six months ended June 30, 2021
Allowance for Loan Losses:
Beginning balance, January 1, 2021	$10,271	$2,112	$1,041	$489	$906	$14,819
Charge-offs	(51)	—	—	(37)	—	(88)
Recoveries	6	38	9	31	—	84
Provision	664	32	(279)	(121)	(51)	245
Total Allowance on originated loans	10,890	2,182	771	362	855	15,060
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2021	1,684	141	335	64	—	2,224
Charge-offs	(200)	(7)	—	(3)	—	(210)
Recoveries	—	10	2	4	—	16
Provision	(16)	(63)	(106)	(60)	—	(245)
Total Allowance on other acquired loans	1,468	81	231	5	—	1,785
Total Allowance on acquired loans	1,468	81	231	5	—	1,785
Ending balance, June 30, 2021	$12,358	$2,263	$1,002	$367	$855	$16,845
Allowance for Loan Losses at June 30, 2021:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$796	$527	$144	$—	$—	$1,467
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$11,562	$1,736	$858	$367	$855	$15,378
Loans Receivable as of June 30, 2021						—
Ending balance of originated loans	$666,866	$178,722	$77,914	$30,673	$—	$954,175
Ending balance of purchased credit-impaired loans	14,069	1,252	1,115	—	—	16,436
Ending balance of other acquired loans	163,771	23,342	32,666	648	—	220,427
Ending balance of loans	$844,706	$203,316	$111,695	$31,321	$—	$1,191,038
Ending balance: individually evaluated for impairment	$23,607	$6,598	$8,385	$277	$—	$38,867
Ending balance: collectively evaluated for impairment	$821,099	$196,718	$103,310	$31,044	$—	$1,152,171

	Commercial/Agriculture Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended June 30, 2020
Allowance for Loan Losses:
Beginning balance, April 1, 2020	$7,277	$1,659	$924	$530	$460	$10,850
Charge-offs	—	(222)	—	(65)	—	(287)
Recoveries	—	—	—	17	—	17
Provision	1,020	341	56	(2)	114	1,529
Total Allowance on originated loans	8,297	1,778	980	480	574	12,109
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, April 1, 2020	665	160	115	45	—	985
Charge-offs	—	(24)	—	—	—	(24)
Recoveries	76	—	6	—	—	82
Provision	5	198	(9)	27	—	221
Total Allowance on other acquired loans	746	334	112	72	—	1,264
Total Allowance on acquired loans	746	334	112	72	—	1,264
Ending balance, June 30, 2020	$9,043	$2,112	$1,092	$552	$574	$13,373

	Commercial/Agriculture Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Six months ended June 30, 2020
Allowance for Loan Losses:
Beginning balance, January 1, 2020	$6,205	$1,643	$879	$467	$357	$9,551
Charge-offs	—	(529)	—	(114)	—	(643)
Recoveries	—	—	5	37	—	42
Provision	2,092	664	96	90	217	3,159
Total Allowance on originated loans	$8,297	$1,778	$980	$480	$574	$12,109
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2020	526	27	163	53	—	769
Charge-offs	—	(159)	(27)	(2)	—	(188)
Recoveries	76	—	14	2	—	92
Provision	144	466	(38)	19	—	591
Total Allowance on other acquired loans	746	334	112	72	—	1,264
Total Allowance on acquired loans	746	334	112	72	—	1,264
Ending balance, June 30, 2020	$9,043	$2,112	$1,092	$552	$574	$13,373
Allowance for Loan Losses at June 30, 2020:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$815	$181	$101	$1	$—	$1,098
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$8,228	$1,931	$991	$551	$574	$12,275
Loans Receivable as of June 30, 2020:
Ending balance of originated loans	$535,001	$243,512	$102,525	$46,206	$—	$927,244
Ending balance of purchased credit-impaired loans	22,452	2,559	1,788	—	—	26,799
Ending balance of other acquired loans	244,235	39,042	54,972	1,639	—	339,888
Ending balance of loans	$801,688	$285,113	$159,285	$47,845	$—	$1,293,931
Ending balance: individually evaluated for impairment	$34,285	$7,583	$9,443	$377	$—	$51,688
Ending balance: collectively evaluated for impairment	$767,403	$277,530	$149,842	$47,468	$—	$1,242,243

	Commercial/Agriculture Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Loan Losses at December 31, 2020:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$698	$190	$226	$1	$—	$1,115
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$11,257	$2,063	$1,150	$552	$906	$15,928
Loans Receivable as of December 31, 2020:
Ending balance of originated loans	$586,826	$243,449	$92,543	$37,907	$—	$960,725
Ending balance of purchased credit-impaired loans	15,100	1,534	1,312	—	—	17,946
Ending balance of other acquired loans	195,213	28,057	43,791	1,157	—	268,218
Ending balance of loans	$797,139	$273,040	$137,646	$39,064	$—	$1,246,889
Ending balance: individually evaluated for impairment	$26,303	$7,115	$9,621	$358	$—	$43,397
Ending balance: collectively evaluated for impairment	$770,836	$265,925	$128,025	$38,706	$—	$1,203,492

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Commercial/Agriculture Real Estate Loans		C&I/Agricultural Operating		Residential Mortgage		Consumer Installment		Totals
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Performing loans
Performing TDR loans	$4,841	$4,695	$3,803	$3,836	$2,912	$3,142	$47	$49	$11,603	$11,722
Performing loans other	835,122	786,533	198,037	266,975	106,480	131,470	31,178	38,856	1,170,817	1,223,834
Total performing loans	839,963	791,228	201,840	270,811	109,392	134,612	31,225	38,905	1,182,420	1,235,556

Nonperforming loans (1)
Nonperforming TDR loans	3,457	4,691	666	1,287	862	777	9	—	4,994	6,755
Nonperforming loans other	1,286	1,220	810	942	1,441	2,257	87	159	3,624	4,578
Total nonperforming loans	4,743	5,911	1,476	2,229	2,303	3,034	96	159	8,618	11,333
Total loans	$844,706	$797,139	$203,316	$273,040	$111,695	$137,646	$31,321	$39,064	$1,191,038	$1,246,889
(1)Nonperforming loans are either 90+ days past due or nonaccrual.
As of June 30, 2021, the Company had $238,306 in unused commitments, compared to $247,324 in unused commitments as of December 31, 2020.

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of June 30, 2021 and December 31, 2020, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
June 30, 2021
Commercial/Agricultural real estate:
Commercial real estate	$480	$—	$—	$480	$1,027	$1,507	$558,555	$560,062
Agricultural real estate	5	—	—	5	3,716	3,721	68,944	72,665
Multi-family real estate	—	—	—	—	—	—	121,191	121,191
Construction and land development	—	—	—	—	—	—	90,788	90,788
C&I/Agricultural operating:
Commercial and industrial	175	—	—	175	313	488	99,996	100,484
C&I SBA PPP loans	—	—	—	—	—	—	74,925	74,925
Agricultural operating	287	—	—	287	1,163	1,450	26,457	27,907
Residential mortgage:
Residential mortgage	979	673	536	2,188	1,534	3,722	103,024	106,746
Purchased HELOC loans	117	94	—	211	234	445	4,504	4,949
Consumer installment:
Originated indirect paper	113	14	5	132	63	195	20,182	20,377
Other Consumer	41	33	2	76	25	101	10,843	10,944
Total	$2,197	$814	$543	$3,554	$8,075	$11,629	$1,179,409	$1,191,038
December 31, 2020
Commercial/Agricultural real estate:
Commercial real estate	$9,568	$467	$—	$10,035	$679	$10,714	$496,961	$507,675
Agricultural real estate	411	48	—	459	5,084	5,543	63,252	68,795
Multi-family real estate	308	—	—	308	148	456	121,696	122,152
Construction and land development	3,898	—	—	3,898	—	3,898	94,619	98,517
C&I/Agricultural operating:
Commercial and industrial	436	491	—	927	357	1,284	115,269	116,553
SBA PPP loans	—	—	—	—	—	—	123,702	123,702
Agricultural operating	1,499	200	—	1,699	1,872	3,571	29,214	32,785
Residential mortgage:
Residential mortgage	2,238	372	516	3,126	2,217	5,343	126,043	131,386
Purchased HELOC loans	338	94	67	499	234	733	5,527	6,260
Consumer installment:
Originated indirect paper	90	37	—	127	133	260	25,591	25,851
Other Consumer	100	14	3	117	23	140	13,073	13,213
Total	$18,886	$1,723	$586	$21,195	$10,747	$31,942	$1,214,947	$1,246,889

At June 30, 2021, the Company has identified impaired loans of $38,867, consisting of $16,597 TDR loans, the carrying amount of purchased credit impaired loans of $15,613 and $6,657 of substandard non-TDR loans. The $38,867 total of impaired loans includes $11,603 of performing TDR loans. At December 31, 2020, the Company has identified impaired loans of $43,397, consisting of $18,477 TDR loans, the carrying amount of purchased credit impaired loans of $16,859 and $8,061 of substandard non-TDR loans. The $43,397 total of impaired loans includes $11,722 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of the Company’s impaired loans as of June 30, 2021, December 31, 2020 and June 30, 2020 was as follows:

				Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2021
With No Related Allowance Recorded:
Commercial/agriculture real estate	$22,416	$22,416	$—	$21,065	$252	$23,215	$491
C&I/Agricultural operating	3,517	3,517	—	4,818	20	4,926	90
Residential mortgage	7,705	7,705	—	7,948	81	8,124	161
Consumer installment	277	277	—	266	3	317	6
Total	$33,915	$33,915	$—	$34,097	$356	$36,582	$748
With An Allowance Recorded:
Commercial/agriculture real estate	$1,191	$1,191	$796	$3,213	$—	$1,741	$62
C&I/Agricultural operating	3,081	3,081	527	1,580	41	1,931	41
Residential mortgage	680	680	144	666	7	880	15
Consumer installment	—	—	—	—	—	1	—
Total	$4,952	$4,952	$1,467	$5,459	$48	$4,553	$118
June 30, 2021 Totals:
Commercial/agriculture real estate	$23,607	$23,607	$796	$24,278	$252	$24,956	$553
C&I/Agricultural operating	6,598	6,598	527	6,398	61	6,857	131
Residential mortgage	8,385	8,385	144	8,614	88	9,004	176
Consumer installment	277	277	—	266	3	318	6
Total	$38,867	$38,867	$1,467	$39,556	$404	$41,135	$866

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2020
With No Related Allowance Recorded:
Commercial/agriculture real estate	$24,013	$24,013	$—	$32,264	$1,894
C&I/Agricultural operating	6,334	6,334	—	7,906	284
Residential mortgage	8,542	8,542	—	8,619	450
Consumer installment	356	356	—	368	30
Total	$39,245	$39,245	$—	$49,157	$2,658
With An Allowance Recorded:
Commercial/agriculture real estate	$2,290	$2,290	$698	$2,217	$100
C&I/Agricultural operating	781	781	190	636	22
Residential mortgage	1,079	1,079	226	1,255	54
Consumer installment	2	2	1	35	1
Total	$4,152	$4,152	$1,115	$4,143	$177
December 31, 2020 Totals
Commercial/agriculture real estate	$26,303	$26,303	$698	$34,481	$1,994
C&I/Agricultural operating	7,115	7,115	190	8,542	306
Residential mortgage	9,621	9,621	226	9,874	504
Consumer installment	358	358	1	403	31
Total	$43,397	$43,397	$1,115	$53,300	$2,835

				Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2020
With No Related Allowance Recorded:
Commercial/agriculture real estate	$30,268	$30,268	$—	$32,114	$369	$35,391	$932
C&I/Agricultural operating	7,280	7,280	—	7,812	44	8,379	163
Residential mortgage	8,621	8,621	—	8,294	125	8,658	241
Consumer installment	363	363	—	380	8	371	16
Total	$46,532	$46,532	$—	$48,600	$546	$52,799	$1,352
With An Allowance Recorded:
Commercial/agriculture real estate	$4,017	$4,017	$815	$3,264	$12	$3,080	$18
C&I/Agricultural operating	303	303	181	360	1	397	6
Residential mortgage	822	822	101	1,541	4	1,127	34
Consumer installment	14	14	1	57	—	41	1
Total	$5,156	$5,156	$1,098	$5,222	$17	$4,645	$59
June 30, 2020 Totals:
Commercial/agriculture real estate	$34,285	$34,285	$815	$35,378	$381	$38,471	$950
C&I/Agricultural operating	7,583	7,583	181	8,172	45	8,776	169
Residential mortgage	9,443	9,443	101	9,835	129	9,785	275
Consumer installment	377	377	1	437	8	412	17
Total	$51,688	$51,688	$1,098	$53,822	$563	$57,444	$1,411

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty, and the Bank grants a concession to that borrower that the Bank would not otherwise consider, except for the borrower’s financial difficulties. Concessions may include: extension of the loan’s term, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were two delinquent accruing TDR greater than 60 days past due with a recorded investment of $133 at June 30, 2021, compared to one such loan with a recorded investment of $20 at December 31, 2020.
Following is a summary of TDR loans by accrual status as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Troubled debt restructure loans:
Accrual status	$11,736	$11,742
Non-accrual status	4,861	6,735
Total	$16,597	$18,477
There were no loan commitments meeting our TDR criteria as of June 30, 2021 and December 31, 2020. There were unused lines of credit totaling $29 and $15 meeting our TDR criteria as of June 30, 2021 and December 31, 2020, respectively.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three and six months ended June 30, 2021 and June 30, 2020:

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended June 30, 2021
TDRs:
Commercial/agriculture real estate	1	$1	$—	$—	$—	$1	$1	$—
C&I/Agricultural operating	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Consumer installment	1	—	—	18	—	18	18	—
Totals	2	$1	$—	$18	$—	$19	$19	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Six months ended June 30, 2021
TDRs:
Commercial/agriculture real estate	3	$39	$81	$—	$—	$120	$120	$—
C&I/Agricultural operating	1	—	—	240	—	240	240	—
Residential mortgage	2	66	—	14	—	80	80	—
Consumer installment	2	6	—	18	—	24	24	—
Totals	8	$111	$81	$272	$—	$464	$464	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended June 30, 2020
TDRs:
Commercial/agriculture real estate	6	$644	$198	$—	$—	$842	$842	$—
C&I/Agricultural operating	3	295	78	—	—	373	373	—
Residential mortgage	4	89	358	—	—	447	447	—
Consumer installment	—	—	—	—	—	—	—	—
Totals	13	$1,028	$634	$—	$—	$1,662	$1,662	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Six months ended June 30, 2020
TDRs:
Commercial/agriculture real estate	9	$892	$198	$17	$—	$1,107	$1,107	$—
C&I/Agricultural operating	3	295	78	—	—	373	373	—
Residential mortgage	5	89	358	85	—	532	532	—
Consumer installment	2	3	—	4	—	7	7	—
Totals	19	$1,279	$634	$106	$—	$2,019	$2,019	$—

A summary of loans by loan segment modified in a troubled debt restructuring as of June 30, 2021 and June 30, 2020, was as follows:

	June 30, 2021		June 30, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/agriculture real estate	25	$8,298	34	$7,140
C&I/Agricultural operating	10	4,469	17	2,580
Residential mortgage	48	3,774	43	3,336
Consumer installment	8	56	8	63
Total troubled debt restructurings	91	$16,597	102	$13,119

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the three and six months ended June 30, 2021 and June 30, 2020, as well as the recorded investment in these restructured loans as of June 30, 2021 and June 30, 2020:

Three Months Ended
	June 30, 2021		June 30, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/agriculture real estate	—	$—	—	$—
C&I/Agricultural operating	—	—	—	—
Residential mortgage	—	—	—	—
Consumer installment	—	—	—	—
Total troubled debt restructurings	—	$—	—	$—

	Six Months Ended
	June 30, 2021		June 30, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/agriculture real estate	—	$—	5	$1,892
C&I/Agricultural operating	—	—	—	—
Residential mortgage	1	19	—	—
Consumer installment	—	—	—	—
Total troubled debt restructurings	1	$19	5	$1,892

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	June 30, 2021	December 31, 2020
Accountable for under ASC 310-30 (Purchased Credit Impaired “PCI” loans)
Outstanding balance	$16,436	$17,946
Carrying amount	$15,613	$16,859
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$220,427	$268,218
Carrying amount	$216,903	$264,242
Total acquired loans
Outstanding balance	$236,863	$286,164
Carrying amount	$232,516	$281,101

The following table provides changes in accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	2021	2020
Balance at beginning of period, January 1	$3,976	$3,201
Acquisitions	—	—
Reduction due to unexpected early payoffs	(90)	(99)
Reclass from non-accretable difference	169	1,410
Accretion	(531)	(480)
Balance at end of period, June 30	$3,524	$4,032

The following table provides changes in non-accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	June 30, 2021	December 31, 2020
Balance at beginning of period	$1,087	$6,290
Additions to non-accretable difference for acquired purchased credit impaired loans	—	—
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(95)	(1,693)
Transfers from non-accretable difference to accretable discount	(169)	(2,754)
Non-accretable difference used to reduce loan principal balance	—	(505)
Non-accretable difference transferred to OREO due to loan foreclosure	—	(251)
Balance at end of period	$823	$1,087

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of June 30, 2021 and December 31, 2020 were $554.5 million and $553.7 million, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $5.0 million and $2.9 million at June 30, 2021 and December 31, 2020, respectively.
Mortgage servicing rights activity for the three and six month periods ended June 30, 2021 and June 30, 2020 were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended	As of and for the Six Months Ended	As of and for the Six Months Ended
Mortgage servicing rights:	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Mortgage servicing rights, beginning of period	$5,124	$4,467	$5,266	$4,541
Increase in mortgage servicing rights resulting from transfers of financial assets	304	773	601	955
Amortization during the period	(464)	(300)	(903)	(556)
	4,964	4,940	4,964	4,940
Valuation allowance:
Valuation allowance, beginning of period	(1,125)	(739)	(2,014)	(259)
Additions	—	(692)	—	(1,172)
Recoveries	23	—	912	—
Valuation allowance, end of period	(1,102)	(1,431)	(1,102)	(1,431)
Mortgage servicing rights, net	$3,862	$3,509	$3,862	$3,509
Fair value of mortgage servicing rights; end of period	$3,894	$3,509	$3,894	$3,509
The current period change in valuation allowance is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $352 and $341 for the three months ended June 30, 2021 and June 30, 2020, respectively. Servicing fees totaled $704 and $680 for the six months ended June 30, 2021 and June 30, 2020, respectively. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at June 30, 2021 was determined using discount rates ranging from 9% to 12%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for our corporate offices (1) and bank branch offices (5). Our leases have remaining lease terms ranging from approximately 1.75 to 7.00 years, some of which include options to extend the leases for up to 5 additional years. As of June 30, 2021, we have no additional lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Six Months Ended
	June 30, 2021	June 30, 2020
The components of total lease cost were as follows:
Operating lease cost	$279	$313
Variable lease cost	17	6
Total lease cost	$296	$319

The components of total lease income were as follows:
Operating lease income	$16	$7

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$276	$318
	June 30, 2021	December 31, 2020
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$2,411	$2,657
Operating lease liabilities	$2,479	$2,762

Weighted average remaining lease term in years; operating leases	5.97	6.32
Weighted average discount rate; operating leases	2.71%	2.70%
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2021	$277	$17
2022	558	34
2023	505	27
2024	419
2025	403
Thereafter	826
Total	2,988	$78
Less: effects of discounting	(509)
Lease liability recognized	$2,479

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020
Non-interest bearing demand deposits	$253,097	$238,348
Interest bearing demand deposits	375,005	301,764
Savings accounts	220,698	196,348
Money market accounts	263,390	245,549
Certificate accounts	259,036	313,247
Total deposits	$1,371,226	$1,295,256
Brokered deposits included above:	$2,516	$2,516

At June 30, 2021, the scheduled maturities of time deposits were as follows for the year ended, except December 31, 2021 which is the six months ended:

December 31, 2021	$110,476
December 31, 2022	129,407
December 31, 2023	12,510
December 31, 2024	4,481
December 31, 2025	1,411
After December 31, 2025	751
Total	$259,036

Time deposits of $250 or more were $34,245 and $46,660 at June 30, 2021 and December 31, 2020, respectively.

NOTE 7 – FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at June 30, 2021 and December 31, 2020 is as follows:

		June 30, 2021			December 31, 2020
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2021	$—	—%	—%	$8,000	0.00%	2.16%
	2022	11,000	2.45%	2.45%	15,000	2.34%	2.45%
	2023	20,000	1.43%	1.44%	20,000	1.43%	1.44%
	2024	20,530	0.00%	1.45%	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	12,500	0.52%	0.86%

Subtotal		111,530			123,530
Unamortized discount on acquired notes		(34)			(32)
Federal Home Loan Bank advances, net		$111,496			$123,498

Senior Notes (5)	2031	$28,856	3.50%	3.50%	$28,856	3.25%	3.50%

Subordinated Notes (6)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
		$30,000			$30,000

Unamortized debt issuance costs		$(476)			$(528)
Total other borrowings		$58,380			$58,328

Totals		$169,876			$181,826
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $740,586 and $723,862 at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $144,714 compared to $118,391 as of December 31, 2020.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $123,530 and $162,530, during the six months ended June 30, 2021 and the twelve months ended December 31, 2020, respectively.
(3) The weighted-average interest rates on FHLB borrowings maturing within twelve months as of June 30, 2021 and December 31, 2020 were 1.97% and 1.02%, respectively.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $167,425 and $179,400 at June 30, 2021 and December 31, 2020, respectively.
Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“FRB PPPLF”) Program
The Bank has originated Small Business Association’s Paycheck Protection Program (“SBA PPP”) loans and has complied with the requirements to pledge these loans to the FRB PPPLF program which provides 100% funding for SBA PPP loans upon request. At June 30, 2021 the Bank had $74,925 of borrowing capacity under the Federal Reserve SBA PPP facility, which the Federal Reserve established in 2020. The Bank has no outstanding loan balances under this facility at June 30, 2021 and December 31, 2020. Maximum month-end borrowed amounts outstanding under this agreement were $0 and $25,136, during the six months ended June 30, 2021 and the twelve months ended December 31, 2020, respectively. This FRB PPPLF program is scheduled to expire on July 30, 2021. In July 2021, the Bank pledged these SBA PPP loans to the FHLB.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2021, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.

The Bank’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2021 and December 31, 2020, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2021
Total capital (to risk weighted assets)	$177,444	14.7%	$96,484	> =	8.0%	$120,606	> =	10.0%
Tier 1 capital (to risk weighted assets)	162,346	13.5%	$72,363	> =	6.0%	96,484	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	162,346	13.5%	$54,272	> =	4.5%	78,394	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	162,346	9.7%	67,061	> =	4.0%	83,826	> =	5.0%
As of December 31, 2020
Total capital (to risk weighted assets)	$171,702	14.7%	$93,381	> =	8.0%	$116,726	> =	10.0%
Tier 1 capital (to risk weighted assets)	157,081	13.5%	70,035	> =	6.0%	93,381	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	157,081	13.5%	52,527	> =	4.5%	75,872	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	157,081	9.9%	63,718	> =	4.0%	79,647	> =	5.0%
The Company’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2021 and December 31, 2020, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of June 30, 2021
Total capital (to risk weighted assets)	$170,860	14.2%	96,484	> =	8.0%
Tier 1 capital (to risk weighted assets)	125,762	10.4%	72,363	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	125,762	10.4%	54,272	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	125,762	7.5%	67,061	> =	4.0%
As of December 31, 2020
Total capital (to risk weighted assets)	$166,703	14.3%	$93,381	> =	8.0%
Tier 1 capital (to risk weighted assets)	122,082	10.5%	70,035	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	122,082	10.5%	52,527	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	122,082	7.7%	63,718	> =	4.0%

-

NOTE 9 – STOCK-BASED COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of June 30, 2021, 163,974 restricted shares had been granted under this plan. As of June 30, 2021, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of June 30, 2021,there are 1,800 awarded unvested restricted shares and 69,700 awarded unexercised options. Restricted shares granted under the 2008 Equity Incentive Plan were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $222 and $393 for the three and six months ended June 30, 2021, compared to $158 and $297 for the three and six months ended June 30, 2020.

Restricted Common Stock Award

	June 30, 2021		December 31, 2020
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	57,242	$12.23	43,457	$12.76
Granted	64,399	10.78	45,507	11.79
Vested	(17,482)	12.53	(31,722)	12.32
Forfeited	(1,500)	10.78	—	—
Unvested and outstanding at end of year	102,659	$11.29	57,242	$12.23
The Company accounts for stock option-based employee compensation related to the Company’s 2008 Equity Incentive Plan and 2018 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock option-based employee compensation related to these plans for the three and six month periods ended June 30, 2021 was $2 and $5, respectively. The compensation cost recognized for stock option-based employee compensation related to these plans for the three and six month period ended June 30, 2020 was $4 and $8, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
June 30, 2021
Outstanding at beginning of year	72,300	$11.05
Exercised	(2,000)	8.6
Forfeited or expired	(600)	13.76
Outstanding at end of period	69,700	$11.09	5.03
Exercisable at end of period	61,300	$10.74	4.88	$180
December 31, 2020
Outstanding at beginning of year	78,100	$11.18
Exercised	—	—
Forfeited or expired	(5,800)	11.95
Outstanding at end of year	72,300	$11.05	5.49
Exercisable at end of year	54,100	$10.82	5.37	$4
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Six months ended June 30, 2021	Twelve months ended December 31, 2020
Intrinsic value of options exercised	$10	$—
Cash received from options exercised	$17	$—
Tax benefit realized from options exercised	$—	$—

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Investment securities:
U.S. government agency obligations	$30,728	$—	$30,728	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	126,536	—	126,536	—
Corporate debt securities	35,295	—	35,295	—
Corporate asset-backed securities	35,272	—	35,272	—
Trust preferred securities	15,775	—	15,775	—
Total	$243,746	$—	$243,746	$—
December 31, 2020
Investment securities:
U.S. government agency obligations	$33,365	$—	$33,365	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	40,991	—	40,991	—
Corporate debt securities	17,462	—	17,462	—
Corporate asset backed securities	35,827	—	35,827	—
Trust preferred securities	16,448	—	16,448	—
Total	$144,233	$—	$144,233	$—

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Foreclosed and repossessed assets, net	$145	$—	$—	$145
Impaired loans with allocated allowances	3,485	—	—	3,485
Mortgage servicing rights	3,862	—	—	3,894
Total	$7,492	$—	$—	$7,524
December 31, 2020
Foreclosed and repossessed assets, net	$197	$—	$—	$197
Impaired loans with allocated allowances	3,037	—	—	3,037
Mortgage servicing rights	3,252	—	—	3,285
Total	$6,486	$—	$—	$6,519

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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
June 30, 2021.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
June 30, 2021
Foreclosed and repossessed assets, net	$145	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$3,485	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$3,894	Discounted cash flows	Discounted rates	9% - 12%
December 31, 2020
Foreclosed and repossessed assets, net	$197	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$3,037	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$3,285	Discounted cash flows	Discounted rates	9% - 12%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		June 30, 2021		December 31, 2020
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$128,440	$128,440	$119,440	$119,440
Other interest-bearing deposits	(Level II)	1,512	1,550	3,752	3,818
Securities available for sale “AFS”	(Level II)	243,746	243,746	144,233	144,233
Securities held to maturity “HTM”	(Level II)	59,582	58,362	43,551	43,784
Equity securities with readily determinable fair value	(Level I)	297	297	200	200
Other investments	(Level II)	14,966	14,966	14,948	14,948
Loans receivable, net	(Level III)	1,164,713	1,179,776	1,220,538	1,239,692
Loans held for sale	(Level II)	3,109	3,109	3,075	3,075
Mortgage servicing rights	(Level III)	3,862	3,894	3,252	3,285
Accrued interest receivable	(Level 1)	4,898	4,898	5,652	5,652
Financial liabilities:
Deposits	(Level III)	$1,371,226	$1,350,069	$1,295,256	$1,292,104
FHLB advances	(Level II)	111,496	114,632	123,498	128,282
Other borrowings	(Level I)	58,380	58,380	58,328	58,328
Accrued interest payable	(Level I)	685	685	796	796
NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
(Share count in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Basic
Net income attributable to common stockholders	$4,706	$3,069	$10,212	$5,675
Weighted average common shares outstanding	10,778	11,151	10,879	11,182
Basic earnings per share	$0.44	$0.28	$0.94	$0.51
Diluted
Net income attributable to common stockholders	$4,706	$3,069	$10,212	$5,675
Weighted average common shares outstanding	10,778	11,151	10,879	11,182
Add: Dilutive stock options outstanding	12	—	8	1
Average shares and dilutive potential common shares	10,790	11,151	10,887	11,183
Diluted earnings per share	$0.44	$0.28	$0.94	$0.51
Additional common stock option shares that have not been included due to their antidilutive effect	21	74	21	53

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income for the three and six months ended June 30, 2021 and 2020:

	Three months ended
	June 30, 2021			June 30, 2020
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$1,492	$(410)	$1,082	$2,245	$(617)	$1,628
Reclassification adjustment for gains included in net income	(36)	10	(26)	—	—	—
Other comprehensive income	$1,456	$(400)	$1,056	$2,245	$(617)	$1,628

	Six Months Ended
	June 30, 2021			June 30, 2020
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$820	$(224)	$596	$832	$(229)	$603
Reclassification adjustment for gains included in net income	(36)	10	(26)	(156)	43	(113)
Other comprehensive income	$784	$(214)	$570	$676	$(186)	$490
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2020 and the six months ended June 30, 2021 were as follows:

	Unrealized Gains (Losses) on Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2020	$(649)	$(471)
Current year-to-date other comprehensive income	2,705	1,961
Ending balance, December 31, 2020	$2,056	$1,490
Current year-to-date other comprehensive income	784	570
Ending balance, June 30, 2021	$2,840	$2,060
Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30, 2021	Six months ended June 30, 2021	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$36	$36		Net gains on investment securities
Tax Effect	(10)	(10)		Provision for income taxes
Total reclassifications for the period	$26	$26		Net income attributable to common stockholders
(1)    Amounts in parentheses indicate decreases to income/loss.

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30, 2020	Six months ended June 30, 2020	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$156		Net gains on investment securities
Tax Effect	—	(43)		Provision for income taxes
Total reclassifications for the period	$—	$113		Net income attributable to common stockholders
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021 (“2020 10-K”), the matters described in “Risk Factors” in Item 1A of our Form 10Q for the quarter ended March 31, 2021 and in Item 1A of this Form 10-Q, and the following:

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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2021, and our consolidated results of operations for the three and six months ended June 30, 2021, compared to the same period in the prior fiscal year for the three and six months ended June 30, 2020. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2020 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
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
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of June 30, 2021, which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2020. .
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of June 30, 2021, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and six-month periods ended June 30, 2021, and June 30, 2020, respectively.
Net interest income was $12.8 million for the three months ended June 30, 2021 and $25.6 million for the six months ended June 30, 2021, compared to $12.3 million for the three months ended June 30, 2020 and $25.0 million for the six months ended June 30, 2020. For the three and six months ended June 30, 2021, net interest income benefited from: 1) the accretion of $1.31 million and $3.06 million, respectively, of deferred fees related to the SBA Paycheck Protection Program (“SBA PPP”) loans, compared to $0.5 million for both the three and six months ended June 30, 2020; 2) lower liability costs; and 3) organic loan growth from June 30, 2020. Net interest income for the three and six months ended June 30, 2021 was negatively impacted by: 1) lower accretion associated with reductions in purchased credit impaired loans; 2) the impact of Federal Reserve actions to offset the impact of the pandemic in March 2020, during which it lowered overnight interest rates by 125 basis points in 6 days; and 3) market reactions to decreasing longer-term interest rates on loans, investments and cash and cash equivalent security yields.
The net interest margin for the three-month period ended June 30, 2021, was 3.22%, compared to 3.34% for the three-month period ended June 30, 2020. The net interest margin decreased due to: 1) a 19 basis point increase in SBA PPP deferred loan fee accretion and 2) 6 basis points of lower liability costs in the three months ended June 30, 2021, compared to the three months ended June 2020. These increases were more than offset by decreases in net interest margin largely due to: 1) the impact of higher cash and cash equivalent balances, which decreased the interest margin percentage by 12 basis points; 2) 7 basis points of lower accretion associated with reductions in purchased credit impaired loans; and 3) market reactions to decreasing longer-term interest rates and the related impact on yields on loans, investments and cash and cash equivalent security yields.
The net interest margin for the six-month period ended June 30, 2021 was 3.26%, compared to 3.48% for the six-month period ended June 30, 2020. The decrease in net interest margin was largely due to: 1) 14 basis points of lower accretion associated with reductions in purchased credit impaired loans; 2) the impact of higher cash and cash equivalent balances, which decreased the interest margin percentage by 17 basis points; 3) the impact of Federal Reserve actions to offset the impact of the pandemic in March 2020, during which it lowered overnight interest rates by 125 basis points in 6 days; and 4) market reactions to lower yields on new originations of loans, purchases of investments and reduced yields on cash and cash equivalents. These decreases were partially offset by lower deposit rates due to management action to reduce interest rates on deposits and a 36 basis point increase in loans due to higher SBA PPP deferred loan fee accretion.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three- and six-month periods ended June 30, 2021 and June 30, 2020. Non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended June 30, 2021 compared to the three months ended June 30, 2020:

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$113,561	$28	0.10%	$19,995	$5	0.10%
Loans	1,186,439	13,960	4.72%	1,266,273	14,687	4.66%
Interest-bearing deposits	1,754	9	2.06%	3,788	23	2.44%
Investment securities (1)	283,557	1,308	1.85%	174,875	988	2.27%
Other investments	15,020	173	4.62%	15,160	183	4.86%
Total interest earning assets (1)	$1,600,331	$15,478	3.88%	$1,480,091	$15,886	4.32%
Average interest-bearing liabilities:
Savings accounts	$219,804	$99	0.18%	$171,285	$99	0.23%
Demand deposits	360,314	257	0.29%	267,429	260	0.39%
Money market	258,638	182	0.28%	243,264	350	0.58%
CD’s	240,224	868	1.45%	328,543	1,706	2.09%
IRA’s	39,970	115	1.15%	42,117	192	1.83%
Total deposits	$1,118,950	$1,521	0.55%	$1,052,638	$2,607	1.00%
FHLB Advances and other borrowings	171,261	1,126	2.64%	186,191	976	2.11%
Total interest-bearing liabilities	$1,290,211	$2,647	0.82%	$1,238,829	$3,583	1.16%
Net interest income		$12,831			$12,303
Interest rate spread			3.06%			3.16%
Net interest margin (1)			3.22%			3.34%
Average interest earning assets to average interest-bearing liabilities			1.24			1.19
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarters ended June 30, 2021 and June 30, 2020. The FTE adjustment to net interest income included in the rate calculations totaled $1 and $0 thousand for the three months ended June 30, 2021 and June 30, 2020, respectively.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$121,557	$57	0.09%	$25,532	$123	0.97%
Loans	1,199,925	28,477	4.79%	1,219,905	30,146	4.97%
Interest-bearing deposits	2,591	29	2.26%	4,075	50	2.47%
Investment securities (1)	243,492	2,193	1.82%	177,081	2,119	2.41%
Other investments	15,029	342	4.59%	15,083	356	4.75%
Total interest earning assets (1)	$1,582,594	$31,098	3.96%	$1,441,676	$32,794	4.57%
Average interest bearing liabilities:
Savings accounts	$208,787	$182	0.18%	$162,941	$250	0.31%
Demand deposits	345,576	507	0.3%	251,125	635	0.51%
Money market	256,391	384	0.3%	239,867	959	0.80%
CD’s	253,063	1,911	1.52%	341,319	3,552	2.09%
IRA’s	40,421	251	1.25%	42,406	391	1.85%
Total deposits	$1,104,238	$3,235	0.59%	$1,037,658	$5,787	1.12%
FHLB Advances and other borrowings	175,922	2,268	2.6%	180,927	2033	2.26%
Total interest bearing liabilities	$1,280,160	$5,503	0.87%	$1,218,585	$7,820	1.29%
Net interest income		$25,595			$24,974
Interest rate spread			3.09%			3.28%
Net interest margin (1)			3.26%			3.48%
Average interest earning assets to average interest bearing liabilities			1.24			1.18
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the six months ended June 30, 2021 and June 30, 2020. The FTE adjustment to net interest income included in the rate calculations totaled $2 and $1 thousand for the six months ended June 30, 2021 and June 30, 2020, respectively.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously. For the three and six months ended June 30, 2021, compared to the same periods in 2020, the loan volume decrease is primarily due to reductions in SBA PPP loans, partially offset by the impact of organic growth since the same period in 2020. The decrease in certificate volumes is due to planned runoff of brokered CDs and to a lesser extent, retail CDs, partially offset by growth in non-maturity deposits.

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2021 compared to the three months ended June 30, 2020.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$23	$—	$23
Loans	(938)	211	(727)
Interest-bearing deposits	(11)	(3)	(14)
Investment securities	539	(219)	320
Other investments	(2)	(8)	(10)
Total interest earning assets	(389)	(19)	(408)
Interest expense:
Savings accounts	25	(25)	—
Demand deposits	79	(82)	(3)
Money market accounts	21	(189)	(168)
CD’s	(383)	(455)	(838)
IRA’s	(9)	(68)	(77)
Total deposits	(267)	(819)	(1,086)
FHLB Advances and other borrowings	(84)	234	150
Total interest bearing liabilities	(351)	(585)	(936)
Net interest income	$(38)	$566	$528

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$267	$(333)	$(66)
Loans	(487)	(1,182)	(1,669)
Interest-bearing deposits	(17)	(4)	(21)
Investment securities	691	(617)	74
Other investments	(1)	(13)	(14)
Total interest earning assets	453	(2,149)	(1,696)
Interest expense:
Savings accounts	60	(128)	(68)
Demand deposits	199	(327)	(128)
Money market accounts	62	(637)	(575)
CD’s	(776)	(865)	(1,641)
IRA’s	(17)	(123)	(140)
Total deposits	(472)	(2,080)	(2,552)
FHLB Advances and other borrowings	(57)	292	235
Total interest bearing liabilities	(529)	(1,788)	(2,317)
Net interest income	$982	$(361)	$621

Provision for Loan Losses. We determine our provision for loan losses (“provision”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. We continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.
Total provision for loan losses for both the three and six months ended June 30, 2021, was $0. The ALL and related need for provision for loan losses was impacted by reductions in nonperforming and substandard assets, lower loan deferral balances associated with Section 4013 of the Cares Act, a smaller balance of loans receivable and low net loan charge offs. In addition, in the second quarter of 2021, the Bank reduced the allocation of the allowance for loan losses for general economic conditions, which offset increases in the allocation of the allowance for loan losses due to loan growth and specific reserve increases. Note that in discussing ALL allocations, the entire ALL balance is available for any loan that, in management’s judgment, should be charged off. The provision for loans losses for the three and six months ended June 30, 2020 of $1.75 million and $3.75 million, respectively, was due to loan growth, the impact of net charge-offs and increase in Q-Factors due to uncertain market conditions. Pandemic-related adverse economic impacts, including various “Stay-at-Home Orders”, were beginning to result in temporary business closures, reduced operating capacity and uncertainty regarding potential future revenue and cash flows for certain businesses, including bank borrowers.
Management believes that the provision recorded for the current year three and six-month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional provision in the future.

Non-interest Income. The following table reflects the various components of non-interest income for the three and six month periods ended June 30, 2021 and 2020, respectively.

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Non-interest Income:
Service charges on deposit accounts	$395	$345	14.49%	$793	$905	(12.38)%
Interchange income	647	489	32.31%	1,177	953	23.50%
Loan servicing income	825	1,315	(37.26)%	1,718	2,000	(14.10)%
Gain on sale of loans	1,522	1,818	(16.28)%	3,117	2,598	19.98%
Loan fees and service charges	151	244	(38.11)%	429	721	(40.50)%
Insurance commission income	—	195	(100.00)%	—	474	(100.00)%
Net gains on investment securities	37	25	48.00%	272	98	177.55%
Net gain on sale of acquired business lines	—	252	N/M	—	252	N/M
Settlement proceeds	—	131	N/M	—	131	N/M
Other	216	199	8.54%	463	484	(4.34)%
Total non-interest income	$3,793	$5,013	(24.34)%	$7,969	$8,616	(7.51)%
Service charges on deposit accounts increased modestly to $395 for the three months ended June 20, 2021, from $345 from the prior quarter year period due to higher customer spending activity during the quarter. For the six months ended June 30, 2021, service charges decreased to $793, compared to $905 in the comparable prior year period, due to higher average deposit balances.
Interchange income increased to $647 and $1,177 for the three and six months ended June 30, 2021, compared to $489 and $953, respectively, for the similar prior year periods. Customer spending activity increased due to a stronger general economy, as our regional economies benefited from lower unemployment and were less impacted by business shutdowns as a result of the pandemic.
Loan servicing income decreased with reduced capitalization of mortgage servicing rights due to lower mortgage loan origination fees in the three- and six-month periods ended June 30, 2021.
Gain on sale of loans decreased in the current three-month period ended June 30, 2021, compared to June 30, 2020, due to lower mortgage loan origination volumes, partially offset by an increase on the gain on sale of SBA and FSA loans. For the six-month period ended June 30, 2021, gain on sale of loans increased $519 thousand largely due to the gain on sale of SBA and FSA loans and a modest increase in gain on sale of mortgage loans, primarily due to higher gain on sale percentages.
The change in loan fees and service charges for the three and six months ended June 30, 2021, is largely due to decreases in commercial loan customer activity.
The decrease in insurance commission income is due to the sale of the Wells Insurance Agency in June 2020.
The net gains on investment securities in the three- and six-month periods ended June 30, 2021, is largely due to unrealized gains on equity securities with readily determinable fair value recorded in the first quarter of 2021 and a realized $36 gain on sale of one of its trust-preferred securities in the second quarter of 2021. In 2020, the gains in the six month period ended June 30, 2020, were due to the sale of $10.7 million of fixed-rate mortgage-backed certificates (“MBS”) in the first quarter of 2020 and unrealized gain on equity security valuations in the second quarter of 2020.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and six month periods ended June 30, 2021 and 2020, respectively.

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Non-interest Expense:
Compensation and related benefits	$5,473	$5,908	(7.36)%	$11,069	$11,343	(2.42)%
Occupancy	1,314	1,336	(1.65)%	2,630	2,710	(2.95)%
Data processing	1,396	1,212	15.18%	2,738	2,404	13.89%
Amortization of intangible assets	399	412	(3.16)%	798	824	(3.16)%
Mortgage servicing rights expense, net	441	991	(55.50)%	(9)	1,727	(100.52)%
Advertising, marketing and public relations	194	303	(35.97)%	357	542	(34.13)%
FDIC premium assessment	82	180	(54.44)%	247	248	(0.40)%
Professional services	381	353	7.93%	902	957	(5.75)%
Gains on repossessed assets, net	(29)	(22)	(31.82)%	(146)	(90)	(62.22)%
Other	547	719	(23.92)%	1,101	1,458	(24.49)%
Total non-interest expense	$10,198	$11,392	(10.48)%	$19,687	$22,123	(11.01)%

Non-interest expense (annualized) / Average assets	2.41%	2.89%	(15.45)%	2.34%	2.86%	(18.08)%

Compensation expense for the three and six-month periods ended June 30, 2021, was lower than the comparable prior year period due to: 1) lower variable mortgage production compensation related to lower mortgage loan origination activity; 2) lower compensation due to fewer FTEs, including the sale of Wells Insurance Agency in June of 2020; and 3) the closure of three branches in November 2020, partially offset by higher accrued incentive compensation from improved Bank performance.
Data processing expense increases were due primarily to the impact of larger loan and deposit balances.
Mortgage servicing rights expense, net decreased during the three and six-months ended June 30, 2021, compared to the comparable prior year periods. The Company reversed previously recognized impairment charges of $0.9 million, largely due to the impact of lower forecasted prepayment rates with over 95% of this impairment reversal done in the first quarter of 2021. The Bank recorded MSR impairment charges of $0.7 million and $1.2 million for the three- and six-month periods ended June 30, 2020, respectively. The remaining change is due to higher amortization in 2021.
Advertising, marketing and public relations expense decreased in both the three- and six-month periods ended June 30, 2021, from the same periods in 2020 largely due to the pandemic related charitable contribution made in the second quarter of 2020 to local non-profit organizations
The FDIC insurance premium decreased during the three months ended June 30, 2021 and six-months ended June 30, 2021, from the comparable prior year periods due to the impact of increased capital ratios stronger earnings performance and lower levels of non-performing assets, which more than offset the impact of a larger asset base. The Bank also realized a $56 FDIC insurance credit in the first quarter of 2020.
Other expenses for the three- and six-month periods ended June 30, 2021, decreased compared to the comparable prior period, largely due to lower loan origination and collection expenses, recognized in the similar periods in 2020.
Income Taxes. Income tax expense was $1.7 million and $3.7 million for the three and six-months ended June 30, 2021, respectively, compared to $1.1 million and $2.0 million for the three and six-months ended June 30, 2020. The effective tax rate was 26.8% and 26.4% for the three and six-month periods ended June 30, 2021 compared to 26.5% and 26.5% for the comparable prior periods.

BALANCE SHEET ANALYSIS
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities available for sale, which represent the majority of our investment portfolio, were $243.7 million at June 30, 2021, compared with $144.2 million at December 31, 2020. The increase in the available for sale portfolio is due to purchases of mortgage-backed securities and corporate debt securities, which consisted of bank holding company-issued subordinated debt. The Bank sold $1.9 million of trust preferred securities at a gain of $36 in the second quarter of 2021.
Securities held to maturity increased to $59.6 million at June 30, 2021, compared to $43.6 million at December 31, 2020. This increase was largely due to the purchase of agency mortgage-backed securities.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
June 30, 2021
U.S. government agency obligations	$30,126	$30,728
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	125,439	126,536
Corporate debt securities	34,689	35,295
Corporate asset-backed securities	35,096	35,272
Trust preferred securities	15,416	15,775
Totals	$240,906	$243,746
December 31, 2020
U.S. government agency obligations	$33,048	$33,365
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	39,454	40,991
Corporate debt securities	17,199	17,462
Corporate asset-backed securities	36,039	35,827
Trust preferred securities	16,297	16,448
Totals	$142,177	$144,233
The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Held to maturity securities	Amortized Cost	Fair Value
June 30, 2021
U.S. government agency obligations	$3,500	$3,501
Obligations of states and political subdivisions	4,600	4,595
Mortgage-backed securities	51,482	50,266
Totals	$59,582	$58,362
December 31, 2020
Obligations of states and political subdivisions	$600	$602
Mortgage-backed securities	42,951	43,182
Totals	$43,551	$43,784

The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	June 30, 2021		December 31, 2020
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$155,565	$157,264	$72,502	$74,356
AAA	11,053	11,131	11,142	11,088
AA	24,183	24,281	25,037	24,879
A	14,008	14,203	8,713	8,925
BBB	36,097	36,867	24,783	24,985
Non-rated	—	—	—	—
Total available for sale securities	$240,906	$243,746	$142,177	$144,233
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	June 30, 2021		December 31, 2020
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$51,482	$50,266	$42,951	$43,182
AAA	3,500	3,501	—	—
AA	4,000	4,001	—	—
A	600	594	600	602
Total	$59,582	$58,362	$43,551	$43,784
As of June 30, 2021, the Bank has pledged U.S. Government Agency securities with a carrying value $0.5 million and mortgage-backed securities with a carrying value of $3.7 million as collateral against specific municipal deposits. At June 30, 2021, the Bank has pledged mortgage-backed securities with a carrying value of $1.2 million as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of June 30, 2021, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2021, the Bank also has mortgage-backed securities with a carrying value of $0.4 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
At December 31, 2020, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $1.2 million as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2020, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2020, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.6 million and mortgage-backed securities with a carrying value of $3.0 million as collateral against specific municipal deposits. As of December 31, 2020, the Bank also has mortgage-backed securities with a carrying value of $0.5 million pledged as collateral to the Federal Home Loan Bank of Des Moines

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, decreased by $56.0 million, to $1.18 billion as of June 30, 2021, from $1.24 billion at December 31, 2020. The originated loan portfolio before SBA PPP loans increased $42.2 million in the six month period. This increase included the repayment of $5.5 million of draws on a line of credit originated the last business day of December and repaid on the first business day of January. Total SBA PPP loans decreased $48.8 million due to debt forgiveness of $104.6 million, offset by strong new SBA PPP second round loan originations of $55.8 million. Acquired loans decreased by $49.3 million. The following table reflects the composition, or mix of our loan portfolio at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/agricultural real estate
Commercial real estate	$560,062	47.5%	$507,675	40.9%
Agricultural real estate	72,665	6.1%	68,795	5.6%
Multi-family real estate	121,191	10.3%	122,152	9.9%
Construction and land development	90,788	7.7%	98,517	8.0%
Residential mortgage
Residential mortgage	106,746	9.0%	131,386	10.6%
Purchased HELOC loans	4,949	0.4%	6,260	0.5%
Total real estate loans	956,401	81.0%	934,785	75.5%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	100,484	8.5%	116,553	9.4%
Agricultural operating	27,907	2.4%	32,785	2.6%
Consumer installment				—%
Originated indirect paper	20,377	1.7%	25,851	2.1%
Other Consumer	10,944	0.9%	13,213	1.1%
Total C&I/Agricultural operating and Consumer installment Loans	159,712	13.5%	188,402	15.2%
Gross loans before C&I SBA PPP loans	1,116,113	94.5%	1,123,187	90.7%
SBA PPP loans	74,925	6.3%	123,702	10.0%
Gross loans	$1,191,038	100.8%	$1,246,889	100.7%
Unearned net deferred fees and costs and loans in process	(5,133)	(0.4)%	(4,245)	(0.3)%
Unamortized discount on acquired loans	(4,347)	(0.4)%	(5,063)	(0.4)%
Total loans (net of unearned income and deferred expense)	1,181,558	100.0%	1,237,581	100.0%
Allowance for loan losses	(16,845)		(17,043)
Total loans receivable, net	$1,164,713		$1,220,538

The following table summarizes SBA PPP loans by origination year at June 30, 2021:

	2020 Originations		2021 Originations		Total
	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income
SBA PPP Loans, December 31, 2020	$123,702	$2,991	$—	$—	$123,702	$2,991
2021 SBA PPP Loan Originations	—	—	55,790	3,485	55,790	3,485
Less: 2021 SBA PPP Loan Forgiveness and Fee Accretion	(102,295)	(2,683)	(2,272)	(376)	(104,567)	(3,059)
Balance, June 30, 2021	$21,407	$308	$53,518	$3,109	$74,925	$3,417
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At June 30, 2021, the Company had identified impaired loans of $38.9 million, consisting of $16.6 million TDR loans, the carrying amount of purchased credit impaired loans of $15.6 million and $6.7 million of substandard non-TDR loans. Included in impaired loans is $11.6 million of performing TDR loans. At December 31, 2020, the Company had identified impaired loans of $43.4 million, consisting of $18.5 million TDR loans, the carrying amount of purchased credit impaired loans of $16.9 million and $8.0 million of substandard non-TDR loans. The $43.4 million total of impaired loans includes $11.7 million of performing TDR loans. At June 30, 2021, and December 31, 2020, we had 271 and 325 such impaired loans, respectively, all secured by real estate or personal property. Of the impaired loans, there were 13 individual loans where the estimated fair value was less than their book value (i.e., we deemed impairment to exist) totaling $5.0 million for which $1.5 million in specific ALL was recorded as of June 30, 2021.
The allowance for loan losses modestly decreased to $16.8 million at June 30, 2021, representing 1.52% of loans receivable, less the 100% SBA guaranteed PPP loans. A significant portion of the current loan portfolio includes loans purchased through whole bank acquisitions in recent years resulting in purchased credit impairments which are not included in the allowance for loan losses. The allowance for loan losses was $17.0 million at December 31, 2020, representing 1.53% of loans receivable, less the 100% SBA guaranteed PPP loans. The decrease in the allowance was due to modest loan charge-offs.

Allowance for Loan Losses to Loans, net of SBA PPP Loans
(in thousands, except ratios)

	June 30, 2021	December 31, 2020
Loans, end of period	$1,181,558	$1,237,581
SBA PPP loans, net of deferred fees	(71,508)	(120,711)
Loans, net of SBA PPP loans and deferred fees	$1,110,050	$1,116,870
Allowance for loan losses	$16,845	$17,043
ALL to loans net of SBA PPP loans and deferred fees	1.52%	1.53%
ALL to loans, end of period	1.43%	1.38%
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
When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than being recorded as interest income. A TDR typically involves the granting of some concession to the borrower involving a loan modification, such as modifying the payment schedule or making interest rate changes. TDR loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	June 30, 2021 and Six Months Then Ended	December 31, 2020 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$1,027	$827
Agricultural real estate	3,716	5,084
Commercial and industrial	313	357
Agricultural operating	1,163	1,872
Residential mortgage	1,768	2,451
Consumer installment	88	156
Total nonaccrual loans	$8,075	$10,747
Accruing loans past due 90 days or more	542	586
Total nonperforming loans (“NPLs”)	8,617	11,333
Other real estate owned	129	156
Other collateral owned	16	41
Total nonperforming assets (“NPAs”)	$8,762	$11,530
Troubled Debt Restructurings (“TDRs”)	$16,597	$18,477
Accruing TDR's	$11,736	$11,742
Nonaccrual TDRs	$4,861	$6,735
Average outstanding loan balance	$1,199,925	$1,234,732
Loans, end of period	$1,181,558	$1,237,581
Total assets, end of period	$1,714,472	$1,649,095
ALL, at beginning of period	$17,043	$10,320
Loans charged off:
Commercial/Agricultural real estate	(251)	—
C&I/Agricultural operating	(7)	(1,091)
Residential mortgage	—	(78)
Consumer installment	(40)	(149)
Total loans charged off	(298)	(1,318)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	6	150
C&I/Agricultural operating	48	44
Residential mortgage	11	20
Consumer installment	35	77
Total recoveries of loans previously charged off:	100	291
Net loans charged off (“NCOs”)	(198)	(1,027)
Additions to ALL via provision for loan losses charged to operations	—	7,750
ALL, at end of period	$16,845	$17,043
Ratios:
ALL to NCOs (annualized)	4,253.79%	1,659.49%
NCOs (annualized) to average loans	0.03%	0.08%
ALL to total loans	1.43%	1.38%
NPLs to total loans	0.73%	0.92%
NPAs to total assets	0.51%	0.70%

The following table shows the detail of non-performing assets by originated and acquired portfolios:

Nonperforming Originated / Acquired Assets
(in thousands, except ratios)

	June 30, 2021	December 31, 2020	June 30, 2020
Nonperforming assets:
Originated nonperforming assets:
Nonaccrual loans	$2,420	$3,649	$3,951
Accruing loans past due 90 days or more	88	415	1,455
Total originated nonperforming loans (“NPL”)	2,508	4,064	5,406
Other real estate owned (“OREO”)	—	63	270
Other collateral owned	16	41	42
Total originated nonperforming assets (“NPAs”)	$2,524	$4,168	$5,718
Acquired nonperforming assets:
Nonaccrual loans	$5,655	$7,098	$10,836
Accruing loans past due 90 days or more	454	171	425
Total acquired nonperforming loans (“NPL”)	6,109	7,269	11,261
Other real estate owned (“OREO”)	129	93	422
Other collateral owned	—	—	—
Total acquired nonperforming assets (“NPAs”)	$6,238	$7,362	$11,683
Total nonperforming assets (“NPAs”)	$8,762	$11,530	$17,401
Loans, end of period	$1,181,558	$1,237,581	$1,281,175
Total assets, end of period	$1,714,472	$1,649,095	$1,607,514
Ratios:
Originated NPLs to total loans	0.21%	0.33%	0.42%
Acquired NPLs to total loans	0.52%	0.59%	0.88%
Originated NPAs to total assets	0.15%	0.25%	0.36%
Acquired NPAs to total assets	0.36%	0.45%	0.73%
Nonperforming assets decreased by $2.7 million to $8.8 million at June 30, 2021 from December 31, 2020. This decrease is largely due to reductions in acquired non-performing loans. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.

Nonaccrual Loans Roll forward:

	Quarter Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Balance, beginning of period	$8,678	$10,747	$13,154	$14,787	$16,090
Additions	863	430	912	716	1,907
Acquired nonaccrual loans	—	—	—	—	—
Charge offs	(58)	(205)	(2)	(141)	(175)
Transfers to OREO	—	(45)	—	(172)	—
Return to accrual status	(696)	(291)	—	(165)	(1,702)
Payments received	(712)	(1,935)	(3,317)	(1,744)	(1,292)
Other, net	—	(23)	—	(127)	(41)
Balance, end of period	$8,075	$8,678	$10,747	$13,154	$14,787
Nonaccrual TDR loans decreased to $4.9 million at June 30, 2021 from $6.7 million at December 31, 2020.

	June 30, 2021		December 31, 2020		June 30, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Commercial/Agricultural real estate	14	$4,841	16	$4,695	19	$1,885
C&I/Agricultural operating	6	3,804	4	3,836	5	1,199
Residential mortgage	40	3,040	43	3,162	39	2,981
Consumer installment	7	51	8	49	8	62
Total loans	67	$11,736	71	$11,742	71	$6,127
Classified assets decreased to $25.9 million at June 30, 2021, from $28.5 million at December 31, 2020 largely due to the reduction in nonperforming assets discussed above, with a modest increase in newly classified assets. Nonperforming assets decreased to $8.8 million or 0.51% of total assets at June 30, 2021 compared to $11.5 million or 0.70% of total assets at December 31, 2020. Included in nonperforming assets at June 30, 2021 are $6.2 million of nonperforming assets acquired during recent whole-bank acquisitions.
The table below shows a summary of criticized loans for the past five quarters. Substandard loans, largely due to reductions in non-performing loans, have decreased each quarter. Special mention loans have increased in 2021 due to a single hotel loan. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for additional information.

	(in thousands)
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Special mention loan balances	$12,308	$13,659	$6,672	$7,777	$19,958
Substandard loan balances	25,890	26,064	28,541	32,922	35,911
Criticized loans, end of period	$38,198	$39,723	$35,213	$40,699	$55,869
Hotels and restaurants represent our portfolio’s two industry sectors most directly and adversely affected by the recent pandemic and related government actions. These sector loans totaled approximately $93 million and $39 million, respectively at June 30, 2021. The weighted-average loan-to-value percentage and debt service coverage ratio on these hotel industry sector loans was 53% and 2.3 times, respectively. Approximately $23.3 million of restaurant sector loans are to franchise quick-service restaurants.
As of June 30, 2021, the Bank had $35.7 million of remaining loan modifications, due to pandemic-related borrower requests. Approximately $14.3 million of modifications are scheduled to resume their regular principal and interest payments in the third quarter. Hotel industry sector loans represent approximately $31.1 million of the approved deferrals at June 30, 2021. Of this amount, $11.9 million are second deferrals and $19.2 million are third deferrals under the CARES ACT.With this third deferral, the customer will make interest only payments which were funded by deposits made with the Bank at the time of modification. While the Company has no indication that any of the modified credits are specifically impaired, additional risk and uncertainty inherent in the current pandemic-affected environment have been considered. See “Allowance for Loan Losses” section above for discussion of pandemic-related qualitative factor, and related provision for loan losses.
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
The fair market value of the Company’s MSR asset increased from $3.3 million at December 31, 2020, to $3.9 million at June 30, 2021, primarily due to higher future forecasted interest rates and resulting lower forecasted prepayment. As a result, $0.9 million of previously recorded impairments on the MSR asset was reversed.
The unpaid balances of one- to four-family residential real estate loans serviced for others as of June 30, 2021, and December 31, 2020, were $554.5 million and $553.7 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at June 30, 2021, and December 31, 2020, was 0.70% and 0.59%, respectively.
Deposits. Deposits increased $76.0 million to $1.37 billion at June 30, 2021, from $1.30 billion at December 31, 2020. This growth is due to non-maturity deposit growth, split between both retail and commercial deposits. This growth was partially offset by retail certificates of deposit decreasing by $54.2 million, as the Company chose not to match higher rate local retail certificate competition.
The following is a summary of deposits by type at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020
Non-interest bearing demand deposits	$253,097	$238,348
Interest bearing demand deposits	375,005	301,764
Savings accounts	220,698	196,348
Money market accounts	263,390	245,549
Certificate accounts	259,036	313,247
Total deposits	$1,371,226	$1,295,256
Brokered deposits included above:	$2,516	$2,516

Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at June 30, 2021 and December 31, 2020 is as follows:

		June 30, 2021			December 31, 2020
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2021	$—	—%	—%	$8,000	0.00%	2.16%
	2022	11,000	2.45%	2.45%	15,000	2.34%	2.45%
	2023	20,000	1.43%	1.44%	20,000	1.43%	1.44%
	2024	20,530	0.00%	1.45%	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	12,500	0.52%	0.86%

Subtotal		111,530			123,530
Unamortized discount on acquired notes		(34)			(32)
Federal Home Loan Bank advances, net		$111,496			$123,498

Senior Notes (5)	2031	$28,856	3.50%	3.50%	$28,856	3.25%	3.50%

Subordinated Notes (6)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
		$30,000			$30,000

Unamortized debt issuance costs		$(476)			$(528)
Total other borrowings		$58,380			$58,328

Totals		$169,876			$181,826
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $740,586 and $723,862 at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $144,714 compared to $118,391 as of December 31, 2020.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $123,530 and $162,530, during the six months ended June 30, 2021 and the twelve months ended December 31, 2020, respectively.
(3) The weighted-average interest rates on FHLB borrowings maturing within twelve months as of June 30, 2021 and December 31, 2020 were 1.97% and 1.02%, respectively.
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
FHLB advances decreased $12.0 million to $111.5 million as of June 30, 2021, compared to $123.5 million as of December 31, 2020. The Bank terminated $8.0 million of advances in the quarter ended March 31, 2021, incurring a $0.1 million prepayment penalty, as we modestly reduced excess liquidity. In the second quarter of 2021, a $4 million advance matured. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of June 30, 2021, is approximately $167.4 million.
The Bank’s origination of SBA PPP loans allowed the Bank to gain access to the Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“FRB PPPLF”), whereby the Bank can pledge SBA PPP loans, by date of origination, up to the contractual maturity of the Bank’s SBA PPP loans with no collateral haircut. Due to the strong growth in non-maturity deposits discussed above, the Bank had no outstanding borrowings under this facility at any time during the quarters ended June 30, 2021 and December 31, 2020, respectively. The Bank’s borrowing capacity would be $74.9 million after pledging the underlying loans at June 30, 2021. This FRB PPPLF program is scheduled to expire on July 30, 2021. In July 2021, the Bank pledged these SBA PPP loans to the FHLB.
At both June 30, 2021 and December 31, 2020, the Bank had $55 million of 10-year, three-month callable advances.
See Note 7, “Federal Home Loan Bank and Federal Reserve Bank Advances and Other Borrowings” for more information.
At June 30, 2021, the Bank has pledged $740.6 million of loans to secure the current FHLB outstanding advances and letters of credit and to provide the unused borrowing capacity, compared to $723.9 million of loans pledged at December 31, 2020.
Stockholders’ Equity.Total stockholders’ equity was $164.0 million at June 30, 2021, compared to $160.6 million at December 31, 2020. The increase in stockholder’s equity was due to: 1) the Company’s net income of $10.2 million; and 2) an increase in the unrealized gain on available for sale securities of $0.57 million. These increases were partially offset by 1) the payment of the annual cash dividend paid in February to common stockholders of $0.23 per share or $2.5 million; and 2) the repurchase of approximately 423 thousand shares of its common stock at a weighted average price of $12.26 per share, which reduced equity by $5.2 million.
Under the November 2020 stock buyback program, the company has repurchased approximately 521,000 shares as of June 30, 2021 and is authorized to repurchase up to approximately 36,000 additional shares. In July 2021, the Board of Directors of the Company approved an additional stock repurchase program. Under this program, the Company may repurchase up to 532 thousand shares of its common stock, or 5% of the current outstanding shares, after the existing repurchase program is completed.
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; short-term investments; and borrowings. We use our sources of funds primarily to meet ongoing commitments, to pay non-renewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At June 30, 2021, our on-balance sheet liquidity ratio was 22.8%. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank’s control, including general interest rates, economic conditions and competition. Although $221.2 million of our $259.0 million (85.4%) CD portfolio as of June 30, 2021, will mature within the next 12 months, we have historically retained a majority of our maturing CDs. However, due to strategic pricing decisions regarding rate matching based on currently liquidity levels, our retention rate may decrease in the future. At June 30, 2021, the Bank had approximately $110.5 million of certificate of deposit accounts maturing in 2021 with a weighted average cost of approximately 1.0% and approximately $127.5 million of certificate of deposit accounts maturing in 2022 with a weighted average cost of approximately 1.8%. The 2021 maturities are approximately evenly spread throughout the year, with approximately 85% of the 2022 maturities occurring in the first half of 2022. The approximate weighted average cost of new certificates in the first half of 2021 was below 0.50%. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of June 30, 2021, we had approximately $144.7 million available under this arrangement, supported by loan collateral, as compared to $118.4 million at December 31, 2020. In the quarter ended June 30, 2020, the Bank’s origination of SBA PPP loans allowed the Bank to gain access to the Federal Reserve’s PPPLF facility, whereby the Bank can pledge SBA PPP loans, by date of origination, up to the contractual maturity of the Bank’s SBA PPP loans with no collateral haircut. Due to the strong growth in non-maturity deposits discussed above, the Bank had no outstanding borrowings under this facility at, or at any time during the quarters ended, June 30, 2021 and December 31, 2020, respectively. The Bank could borrow $74.9 million under this facility at June 30, 2021. This FRB PPPLF program is scheduled to expire on July 30, 2021. In July 2021, the Bank pledged these SBA PPP loans to the FHLB.
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
In reviewing our adequacy of liquidity, we review and evaluate historical financial information, including information regarding general economic conditions, current ratios, management goals and the resources available to meet our anticipated liquidity needs. Management believes that our liquidity is adequate. To management’s knowledge, there are no known events or uncertainties that will result, or are likely to reasonably result, in a material increase or decrease in our liquidity.
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2021, the Company had $238.3 million in unused commitments, compared to $247.3 million in unused commitments as of December 31, 2020.
Capital Resources. As of June 30, 2021, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2021 (Unaudited)
Total capital (to risk weighted assets)	$177,444	14.7%	$96,484	> =	8.0%	$120,606	> =	10.0%
Tier 1 capital (to risk weighted assets)	162,346	13.5%	72,363	> =	6.0%	96,484	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	162,346	13.5%	54,272	> =	4.5%	78,394	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	162,346	9.7%	67,061	> =	4.0%	83,826	> =	5.0%
As of December 31, 2020 (Audited)
Total capital (to risk weighted assets)	$171,702	14.7%	$93,381	> =	8.0%	$116,726	> =	10.0%
Tier 1 capital (to risk weighted assets)	157,081	13.5%	70,035	> =	6.0%	93,381	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	157,081	13.5%	52,527	> =	4.5%	75,872	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	157,081	9.9%	63,718	> =	4.0%	79,647	> =	5.0%

At June 30, 2021, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of June 30, 2021 (Unaudited)
Total capital (to risk weighted assets)	$170,860	14.2%	$96,484	> =	8.0%
Tier 1 capital (to risk weighted assets)	125,762	10.4%	72,363	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	125,762	10.4%	54,272	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	125,762	7.5%	67,061	> =	4.0%
As of December 31, 2020 (Audited)
Total capital (to risk weighted assets)	$166,703	14.3%	$93,381	> =	8.0%
Tier 1 capital (to risk weighted assets)	122,082	10.5%	70,035	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	122,082	10.5%	52,527	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	122,082	7.7%	63,718	> =	4.0%
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

In managing our assets and liabilities to achieve desired levels interest rate risk, we have focused our strategies on:
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
•purchasing investment securities to modify our interest rate risk profile
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.
The following table sets forth, at June 30, 2021 and December 31, 2020 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of June 30, 2021 and December 31, 2020, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2021	At December 31, 2020

+300 bp	(1)%	15%
+200 bp	—%	11%
+100 bp	—%	7%
-100 bp	4%	—%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at June 30, 2021 and December 31, 2020.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2021	At December 31, 2020

+300 bp	(4)%	3%
+200 bp	(3)%	3%
+100 bp	(1)%	2%
-100 bp	2%	(1)%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2021, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at reaching a level of reasonable assurance.

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

Item 1A.RISK FACTORS
The information in this Form 10-Q should be read in conjunction with the risk factors described in “Risk Factors” in Item 1A of our 2020 10-K and in “Risk Factors” in Item 1A of our Form 10Q for the quarter ended March 31, 2021 and the information under “Forward-Looking Statements” in this Form 10-Q, our Form 10Q for the quarter ended March 31, 2021 and in our 2020 10-K.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)Issuer Purchases of Equity Securities.
On November 30, 2020, the Board of Directors approved a stock repurchase program. Under this program the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of November 30, 2020, or 557,728 shares, from time to time. The table below shows information about our repurchases of our common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	5,909	$12.48	5,909	229,573
May 1, 2021 - May 31, 2021	174,932	$13.20	174,932	54,641
June 1, 2021 - June 30, 2021	17,807	$13.62	17,807	36,834
Total	198,648	$13.21	198,648

Subsequently, July 23, 2021, the Board of Directors approved a new stock repurchase program to authorize repurchases of additional shares of common stock. Under this program the Company may repurchase up to an additional 532 thousand shares of its common stock, or approximately 5% of the current outstanding shares, after the existing repurchase program is completed.

Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Not applicable.

Item 6.EXHIBITS
(a) Exhibits

3.1
Amendment to the Bylaws of Citizens Community Bancorp, Inc. dated June 10, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on June 10, 2021 (File No. 001-33003)).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: August 5, 2021	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: August 5, 2021	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer