Form 10-Q
period 2021-09-30
Citizens Community Bancorp Inc.
filed 2021-11-08
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At November 8, 2021 there were 10,502,442 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
September 30, 2021
INDEX

		Page Number
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	5
	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2021 and 2020	6
	Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2021 and 2020	7
	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2021 and the year ended December 31, 2020	8
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020	10
	Condensed Notes to Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	76
Item 4.	Controls and Procedures	78
Part II – OTHER INFORMATION		78
Item 1.	Legal Proceedings	78
Item 1A.	Risk Factors	79
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3.	Defaults Upon Senior Securities	79
Item 4.	Mine Safety Disclosures	79
Item 5.	Other Information	79
Item 6.	Exhibits	80
SIGNATURES		81

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2021 (unaudited) and December 31, 2020
(derived from audited financial statements)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$102,341	$119,440
Other interest bearing deposits	1,512	3,752
Securities available for sale "AFS"	234,425	144,233
Securities held to maturity "HTM"	67,739	43,551
Equity securities with readily determinable fair value	327	200
Other investments	14,965	14,948
Loans receivable	1,248,654	1,237,581
Allowance for loan losses	(16,832)	(17,043)
Loans receivable, net	1,231,822	1,220,538
Loans held for sale	1,675	3,075
Mortgage servicing rights, net	4,082	3,252
Office properties and equipment, net	21,730	21,165
Accrued interest receivable	4,882	5,652
Intangible assets	4,297	5,494
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	4	197
Bank owned life insurance ("BOLI")	24,149	23,684
Other assets	8,029	8,416
TOTAL ASSETS	$1,753,477	$1,649,095

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,408,315	$1,295,256
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances	111,512	123,498
Other borrowings	58,400	58,328
Other liabilities	9,324	11,449
Total liabilities	1,587,551	1,488,531

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 10,518,885 and 11,056,349 shares issued and outstanding, respectively	105	111
Additional paid-in capital	119,929	126,154
Retained earnings	44,660	32,809
Accumulated other comprehensive income	1,232	1,490
Total stockholders’ equity	165,926	160,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,753,477	$1,649,095
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2021 and 2020
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest and dividend income:
Interest and fees on loans	$14,537	$14,154	$43,014	$44,300
Interest on investments	1,638	1,064	4,260	3,712
Total interest and dividend income	16,175	15,218	47,274	48,012
Interest expense:
Interest on deposits	1,354	2,255	4,589	8,042
Interest on FHLB and FRB borrowed funds	389	430	1,183	1,386
Interest on other borrowed funds	744	624	2,217	1,701
Total interest expense	2,487	3,309	7,989	11,129
Net interest income before provision for loan losses	13,688	11,909	39,285	36,883
Provision for loan losses	—	1,500	—	5,250
Net interest income after provision for loan losses	13,688	10,409	39,285	31,633
Non-interest income:
Service charges on deposit accounts	463	431	1,256	1,336
Interchange income	600	556	1,776	1,509
Loan servicing income	842	1,144	2,560	3,144
Gain on sale of loans	1,014	1,987	4,131	4,585
Loan fees and service charges	118	320	547	1,041
Insurance commission income	—	—	—	474
Net gains (losses) on investment securities	73	(1)	344	97
Net gain on sale of acquired business lines	—	180	—	432
Settlement proceeds	—	—	—	131
Other	338	445	801	929
Total non-interest income	3,448	5,062	11,415	13,678
Non-interest expense:
Compensation and related benefits	5,733	5,538	16,802	16,881
Occupancy	1,313	1,396	3,943	4,106
Data processing	1,558	1,331	4,296	3,735
Amortization of intangible assets	399	399	1,197	1,223
Mortgage servicing rights expense, net	37	603	28	2,330
Advertising, marketing and public relations	220	260	576	802
FDIC premium assessment	148	188	395	436
Professional services	347	434	1,250	1,391
Gain on repossessed assets, net	(3)	(105)	(150)	(195)
Other	568	680	1,670	2,138
Total non-interest expense	10,320	10,724	30,007	32,847
Income before provision for income tax	6,816	4,747	20,693	12,464
Provision for income taxes	1,819	1,267	5,484	3,309
Net income attributable to common stockholders	$4,997	$3,480	$15,209	$9,155
Per share information:
Basic earnings	$0.47	$0.31	$1.41	$0.82
Diluted earnings	$0.47	$0.31	$1.41	$0.82
Cash dividends paid	$—	$—	$0.23	$0.21
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Nine months ended September 30, 2021 and 2020
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income attributable to common stockholders	$4,997	$3,480	$15,209	$9,155
Other comprehensive (loss) income, net of tax:
Securities available for sale
Net unrealized (losses) gains arising during period	(797)	885	(201)	1,488
Reclassification adjustment for net gains included in net income, net of tax	(31)	—	(57)	(113)
Other comprehensive (loss) income, net of tax	(828)	885	(258)	1,375
Comprehensive income	$4,169	$4,365	$14,951	$10,530
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2021
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2021	11,056,349	$111	$126,154	$32,809	$1,490	$160,564
Net income	—	—	—	5,506	—	5,506
Other comprehensive loss, net of tax	—	—	—	—	(486)	(486)
Forfeiture of unvested shares	(1,500)	—	—	—	—	—
Surrender of restricted shares of common stock	(895)	—	(10)	—	—	(10)
Restricted common stock awarded under the equity incentive plan	64,399	—	—	—	—	—
Common stock repurchased	(224,481)	(2)	(2,552)	(21)	—	(2,575)
Stock option expense	—	—	3	—	—	3
Amortization of restricted stock	—	—	171	—	—	171
Cash dividends ($0.23 per share)	—	—	—	(2,511)	—	(2,511)
Balance at March 31, 2021	10,893,872	109	123,766	35,783	1,004	160,662
Net income	—	—	—	4,706	—	4,706
Other comprehensive income, net of tax	—	—	—	—	1,056	1,056
Surrender of restricted shares of common stock	(1,149)	—	(15)	—	—	(15)
Common stock options exercised	2,000	—	17	—	—	17
Common stock repurchased	(198,648)	(2)	(2,260)	(372)	—	(2,634)
Stock option expense	—	—	2	—	—	2
Amortization of restricted stock	—	—	222	—	—	222
Balance at June 30, 2021	10,696,075	107	121,732	40,117	2,060	164,016
Net income	—	—	—	4,997	—	4,997
Other comprehensive loss, net of tax	—	—	—	—	(828)	(828)
Surrender of restricted shares of common stock	(222)	—	(3)	—	—	(3)
Common stock options exercised	3,800	—	35	—	—	35
Common stock repurchased	(180,768)	(2)	(2,058)	(454)	—	(2,514)
Stock option expense	—	—	2	—	—	2
Amortization of restricted stock	—	—	221	—	—	221
Balance, September 30, 2021	10,518,885	$105	$119,929	$44,660	$1,232	$165,926
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

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2021 and 2020
(in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income attributable to common stockholders	$15,209	$9,155
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization, net of discount accretion on investment securities	59	156
Depreciation expense	1,669	1,436
Provision for loan losses	—	5,250
Net realized (gain) loss on equity securities and other investments	(266)	59
Net realized gain on debt securities	(78)	(156)
Increase in MSR assets resulting from transfers of financial assets	(858)	(1,546)
Mortgage servicing rights expense, net	28	2,330
Amortization of intangible assets	1,197	1,223
Amortization of restricted stock	614	462
Net stock based compensation expense	7	11
Loss on sale of office properties and equipment	22	30
Deferred income taxes	726	(1,299)
Increase in cash surrender value of life insurance	(465)	(451)
Net gain from disposals of foreclosed and repossessed assets	(150)	(195)
Gain on sale of loans held for sale, net	(4,131)	(4,585)
Net originations of loans held for sale	5,531	5,540
Decrease (increase) in accrued interest receivable and other assets	529	(1,934)
(Decrease) increase in other liabilities	(2,023)	836
Net gain on sale of insurance agency	—	(252)
Total adjustments	2,411	6,915
Net cash provided by operating activities	17,620	16,070
Cash flows from investing activities:
Net decrease in other interest-bearing deposits	2,240	992
Purchase of available for sale securities	(123,756)	(20,956)
Proceeds from principal payments and sale of available for sale securities	33,307	52,083
Purchase of held to maturity securities	(34,114)	(15,147)
Proceeds from principal payments, calls and maturities of held to maturity securities	9,846	1,051
Net sales (purchases) of other investments	122	(70)
Proceeds from sales of foreclosed and repossessed assets	507	2,098
Net increase in loans	(11,374)	(54,748)
Net capital expenditures	(2,368)	(1,975)
Proceeds from disposal of office properties and equipment	38	8
Net proceeds from sale of insurance agency	—	1,128
Net cash used in investing activities	(125,552)	(35,536)

Cash flows from financing activities:
Net decrease in short-term Federal Home Loan Bank advances	—	(41,000)
Amortization of fair value adjustments for acquired Federal Home Loan Bank advances	14	20
Long-term Federal Home Loan Bank advances	—	66,500
Federal Home Loan Bank advance termination payments	(8,102)	—
Federal Home Loan Bank maturities	(4,000)	(32,000)
Amortization of debt issuance costs	72	60
Proceeds from other borrowings, net of origination costs	—	14,677
Net increase in deposits	113,059	75,076
Repurchase shares of common stock	(7,723)	(1,838)
Surrender of restricted shares of common stock	(28)	(23)
Common stock options exercised	52	—
Cash dividends paid	(2,511)	(2,372)
Net cash provided by financing activities	90,833	79,100
Net (decrease) increase in cash and cash equivalents	(17,099)	59,634
Cash and cash equivalents at beginning of period	119,440	55,840
Cash and cash equivalents at end of period	$102,341	$115,474

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$4,725	$8,066
Interest on borrowings	$3,664	$2,999
Income taxes	$5,250	$4,820
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$45	$1,057
Transfers from office properties and equipment to OREO	$79	$—

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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the September 30, 2021 balance sheet date and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021; the matters described in “Risk Factors” in Item 1A of the quarterly reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, filed with the SEC on May 6, 2021 and August 5, 2021, respectively; the matters described in “Risk Factors” in Item 1A of this Form 10-Q; external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.

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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $14,965 at September 30, 2021 consisted of $7,925 of FHLB stock, $5,193 of Federal Reserve Bank stock and $1,847 of Bankers’ Bank stock. Other investments totaling $14,948 at December 31, 2020 consisted of $8,103 of FHLB stock and $5,170 of Federal Reserve Bank stock and $1,675 of Bankers’ Bank stock.
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

Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2021 which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2020.
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
Other Comprehensive Income —Accumulated and other comprehensive income or loss is comprised of the unrealized and realized gains and losses on securities available for sale, net of tax, and is shown on the accompanying consolidated statements of comprehensive income.
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of September 30, 2021 and December 31, 2020, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021
U.S. government agency obligations	$27,862	$553	$5	$28,410
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	120,684	738	620	120,802
Corporate debt securities	40,676	720	178	41,218
Corporate asset-based securities	34,522	150	57	34,615
Trust preferred securities	8,841	399	—	9,240
Total available for sale securities	$232,725	$2,560	$860	$234,425

December 31, 2020
U.S. government agency obligations	$33,048	$387	$70	$33,365
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	39,454	1,537	—	40,991
Corporate debt securities	17,199	372	109	17,462
Corporate asset-based securities	36,039	104	316	35,827
Trust preferred securities	16,297	189	38	16,448
Total available for sale securities	$142,177	$2,589	$533	$144,233

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021
Obligations of states and political subdivisions	$4,600	$1	$2	$4,599
Mortgage-backed securities	63,139	152	2,023	61,268
Total held to maturity securities	$67,739	$153	$2,025	$65,867

December 31, 2020
Obligations of states and political subdivisions	$600	$2	$—	$602
Mortgage-backed securities	42,951	265	34	43,182
Total held to maturity securities	$43,551	$267	$34	$43,784
As of September 30, 2021, the Bank has pledged U.S. Government Agency securities with a carrying value of $519 and mortgage-backed securities with a carrying value of $3,552 as collateral against specific municipal deposits. At September 30, 2021, the Bank has pledged mortgage-backed securities with a carrying value of $936 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of September 30, 2021, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2021, the Bank also has mortgage-backed securities with a carrying value of $312 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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

For the three and nine month periods ended September 30, 2021 gross sales of available for sale securities were $7,153 and $9,118, respectively. Gross gains on sale of available for sale securities for the three and nine months ended September 30, 2021 were $56 and $92, respectively. Gross losses on sale of available for sale securities for the three and nine months ended September 30, 2021 were $14 and $14, respectively. Gross sales of available for sale securities were $0 and $10,841 for the three and nine month periods ended September 30, 2020, respectively. Gross gains on sale of available for sale securities for the three and nine months ended September 30, 2020 were $0 and $157, respectively. Gross losses on sale of available for sale securities for the three and nine months ended September 30, 2020 were $0 and $1, respectively.
The estimated fair value of securities at September 30, 2021 and December 31, 2020, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	September 30, 2021		December 31, 2020
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$140	$140	$—	$—
Due after one year through five years	6,413	6,705	3,833	4,095
Due after five years through ten years	50,890	51,832	44,405	44,880
Due after ten years	54,598	54,946	54,485	54,267
Total securities with contractual maturities	$112,041	$113,623	$102,723	$103,242
Mortgage-backed securities	120,684	120,802	39,454	40,991
Total available for sale securities	$232,725	$234,425	$142,177	$144,233

	September 30, 2021		December 31, 2020
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$4,300	$4,301	$200	$200
Due after five years through ten years	300	298	400	402
Total securities with contractual maturities	4,600	4,599	600	602
Mortgage-backed securities	63,139	61,268	42,951	43,182
Total held to maturity securities	$67,739	$65,867	$43,551	$43,784

Securities with unrealized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2021
U.S. government agency obligations	$—	$—	$1,309	$5	$1,309	$5
Mortgage-backed securities	82,600	620	—	—	82,600	620
Corporate debt securities	12,417	96	1,418	82	13,835	178
Corporate asset-based securities	15,038	57	—	—	15,038	57
Trust preferred securities	—	—	—	—	—	—
Total	$110,055	$773	$2,727	$87	$112,782	$860
December 31, 2020
U.S. government agency obligations	$7,654	$17	$6,834	$53	$14,488	$70
Corporate debt securities	3,447	27	1,418	82	4,865	109
Corporate asset-based securities	—	—	24,310	316	24,310	316
Trust preferred securities	5,612	38	—	—	5,612	38
Total	$16,713	$82	$32,562	$451	$49,275	$533

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2021
Obligations of states and political subdivisions	$398	$2	$—	$—	$398	$2
Mortgage-backed securities	54,515	1,874	3,288	149	57,803	2,023
Total	$54,913	$1,876	$3,288	$149	$58,201	$2,025
December 31, 2020
Mortgage-backed securities	$16,538	$34	$—	$—	$16,538	$34
Total	$16,538	$34	$—	$—	$16,538	$34

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

Below is a summary of originated and acquired loans by type and risk rating as of September 30, 2021:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$507,305	$300	$935	$—	$—	$508,540
Agricultural real estate	48,053	378	651	—	—	49,082
Multi-family real estate	149,802	292	—	—	—	150,094
Construction and land development	76,366	—	8,033	—	—	84,399
C&I/Agricultural operating:
Commercial and industrial	87,481	16	3,084	—	—	90,581
Agricultural operating	23,744	22	1,624	—	—	25,390
Residential mortgage:
Residential mortgage	65,733	—	3,253	—	—	68,986
Purchased HELOC loans	3,756	—	165	—	—	3,921
Consumer installment:
Originated indirect paper	17,511	—	178	—	—	17,689
Other consumer	9,344	—	70	—	—	9,414
Originated loans before SBA PPP loans	989,095	1,008	17,993	—	—	1,008,096
SBA PPP loans	31,301	—	—	—	—	31,301
Total originated loans	$1,020,396	$1,008	$17,993	$—	$—	$1,039,397
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$126,472	$1,342	$1,970	$—	$—	$129,784
Agricultural real estate	22,517	—	5,035	—	—	27,552
Multi-family real estate	5,928	—	—	—	—	5,928
Construction and land development	949	190	—	—	—	1,139
C&I/Agricultural operating:
Commercial and industrial	16,243	8	303	—	—	16,554
Agricultural operating	4,251	—	290	—	—	4,541
Residential mortgage:
Residential mortgage	29,253	—	1,542	—	—	30,795
Consumer installment:
Other consumer	512	—	4	—	—	516
Total acquired loans	$206,125	$1,540	$9,144	$—	$—	$216,809
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$633,777	$1,642	$2,905	$—	$—	$638,324
Agricultural real estate	70,570	378	5,686	—	—	76,634
Multi-family real estate	155,730	292	—	—	—	156,022
Construction and land development	77,315	190	8,033	—	—	85,538
Commercial/Agricultural non-real estate:
Commercial and industrial	103,724	24	3,387	—	—	107,135
Agricultural operating	27,995	22	1,914	—	—	29,931
Residential mortgage:
Residential mortgage	94,986	—	4,795	—	—	99,781
Purchased HELOC loans	3,756	—	165	—	—	3,921
Consumer installment:
Originated indirect paper	17,511	—	178	—	—	17,689
Other Consumer	9,856	—	74	—	—	9,930
Gross loans before SBA PPP Loans	1,195,220	2,548	27,137	—	—	1,224,905
SBA PPP loans	31,301	—	—	—	—	$31,301
Gross loans	$1,226,521	$2,548	$27,137	$—	$—	$1,256,206
Less:
Unearned net deferred fees and costs and loans in process						(3,486)
Unamortized discount on acquired loans						(4,066)
Allowance for loan losses						(16,832)
Loans receivable, net						$1,231,822

Below is a summary of originated and acquired loans by type and risk rating as of December 31, 2020:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$349,482	$543	$1,088	$—	$—	$351,113
Agricultural real estate	30,041	446	1,254	—	—	31,741
Multi-family real estate	112,423	308	—	—	—	112,731
Construction and land development	87,763	—	3,478	—	—	91,241
C&I/Agricultural operating:
Commercial and industrial	91,474	20	3,796	—	—	95,290
Agricultural operating	22,462	934	1,061	—	—	24,457
Residential mortgage:
Residential mortgage	82,097	7	4,179	—	—	86,283
Purchased HELOC loans	5,959	—	301	—	—	6,260
Consumer installment:
Originated indirect paper	25,616	—	235	—	—	25,851
Other Consumer	11,986	—	70	—	—	12,056
Originated loans before SBA PPP loans	819,303	2,258	15,462	—	—	837,023
SBA PPP loans	123,702	—	—	—	—	123,702
Total originated loans	$943,005	$2,258	$15,462	$—	$—	$960,725
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$148,303	$4,274	$3,985	$—	$—	$156,562
Agricultural real estate	31,147	—	5,907	—	—	37,054
Multi-family real estate	9,273	—	148	—	—	9,421
Construction and land development	7,237	—	39	—	—	7,276
C&I/Agricultural operating:
Commercial and industrial	20,918	9	336	—	—	21,263
Agricultural operating	7,838	—	490	—	—	8,328
Residential mortgage:
Residential mortgage	42,805	131	2,167	—	—	45,103
Consumer installment:
Other Consumer	1,150	—	7	—	—	1,157
Total acquired loans	$268,671	$4,414	$13,079	$—	$—	$286,164
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$497,785	$4,817	$5,073	$—	$—	507,675
Agricultural real estate	61,188	446	7,161	—	—	68,795
Multi-family real estate	121,696	308	148	—	—	122,152
Construction and land development	95,000	—	3,517	—	—	98,517
C&I/Agricultural operating:
Commercial and industrial	112,392	29	4,132	—	—	116,553
Agricultural operating	30,300	934	1,551	—	—	32,785
Residential mortgage:
Residential mortgage	124,902	138	6,346	—	—	131,386
Purchased HELOC loans	5,959	—	301	—	—	6,260
Consumer installment:
Originated indirect paper	25,616	—	235	—	—	25,851
Other Consumer	13,136	—	77	—	—	13,213
Gross loans before SBA PPP loans	1,087,974	6,672	28,541	—	—	1,123,187
SBA PPP loans	123,702	—	—	—	—	123,702
Gross loans	$1,211,676	$6,672	$28,541	$—	$—	$1,246,889
Less:
Unearned net deferred fees and costs and loans in process						(4,245)
Unamortized discount on acquired loans						(5,063)
Allowance for loan losses						(17,043)
Loans receivable, net						$1,220,538

The following table summarizes SBA PPP loans at September 30, 2021 and December 31, 2020:

	2020 Originations		2021 Originations		Total
	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income
SBA PPP loans, December 31, 2020	$123,702	$2,991	$—	$—	$123,702	$2,991
2021 SBA PPP loan originations	—	—	47,467	1,770	47,467	1,770
Less: 2021 SBA PPP loan forgiveness and fee accretion	(52,238)	(1,706)	—	(44)	(52,238)	(1,750)
SBA PPP loans, March 31, 2021	71,464	1,285	47,467	1,726	118,931	3,011
2021 SBA PPP loan originations	—	—	8,323	1,715	8,323	1,715
Less: 2021 SBA PPP loan forgiveness and fee accretion	(50,057)	(977)	(2,272)	(332)	(52,329)	(1,309)
SBA PPP loans, June 30, 2021	21,407	308	53,518	$3,109	74,925	3,417
2021 SBA PPP loan originations	—	—	64	9	64	9
Less: 2021 SBA PPP loan forgiveness and fee accretion	(18,286)	(279)	(25,402)	(1,599)	(43,688)	(1,878)
SBA PPP loans, September 30, 2021	$3,121	$29	$28,180	$1,519	$31,301	$1,548
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

Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended September 30, 2021
Allowance for Loan Losses:
Beginning balance, July 1, 2021	$10,890	$2,182	$771	$362	$855	$15,060
Charge-offs	—	—	—	(12)	—	(12)
Recoveries	4	10	—	5	—	19
Provision	1,004	(218)	(185)	(80)	(83)	438
Total allowance on originated loans	11,898	1,974	586	275	772	15,505
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, July 1, 2021	1,468	81	231	5	—	1,785
Charge-offs	—	—	—	(24)	—	(24)
Recoveries	—	3	1	—	—	4
Provision	(371)	(10)	(106)	49	—	(438)
Total allowance on other acquired loans	1,097	74	126	30	—	1,327
Total allowance on acquired loans	1,097	74	126	30	—	1,327
Ending balance, September 30, 2021	$12,995	$2,048	$712	$305	$772	$16,832

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Nine months ended September 30, 2021
Allowance for Loan Losses:
Beginning balance, January 1, 2021	$10,271	$2,112	$1,041	$489	$906	$14,819
Charge-offs	(51)	—	—	(49)	—	(100)
Recoveries	10	48	9	36	—	103
Provision	1,668	(186)	(464)	(201)	(134)	683
Total allowance on originated loans	11,898	1,974	586	275	772	15,505
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2021	1,684	141	335	64	—	2,224
Charge-offs	(200)	(7)	—	(27)	—	(234)
Recoveries	—	13	3	4	—	20
Provision	(387)	(73)	(212)	(11)	—	(683)
Total allowance on other acquired loans	1,097	74	126	30	—	1,327
Total allowance on acquired loans	1,097	74	126	30	—	1,327
Ending balance, September 30, 2021	$12,995	$2,048	$712	$305	$772	$16,832
Allowance for Loan Losses at September 30, 2021:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$1,033	$271	$59	$—	$—	$1,363
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$11,962	$1,777	$653	$305	$772	$15,469
Loans Receivable as of September 30, 2021:						—
Ending balance of originated loans	$792,115	$147,272	$72,907	$27,103	$—	$1,039,397
Ending balance of purchased credit-impaired loans	9,183	1,219	1,097	—	—	11,499
Ending balance of other acquired loans	155,220	19,876	29,698	516	—	205,310
Ending balance of loans	$956,518	$168,367	$103,702	$27,619	$—	$1,256,206
Ending balance: individually evaluated for impairment	$22,744	$6,451	$7,705	$291	$—	$37,191
Ending balance: collectively evaluated for impairment	$933,774	$161,916	$95,997	$27,328	$—	$1,219,015

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended September 30, 2020
Allowance for Loan Losses:
Beginning balance, July 1, 2020	$8,297	$1,778	$980	$480	$574	$12,109
Charge-offs	—	(103)	(4)	(10)	—	(117)
Recoveries	74	—	2	18	—	94
Provision	430	188	(15)	64	56	723
Total allowance on originated loans	8,801	1,863	963	552	630	12,809
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, July 1, 2020	746	334	112	72	—	1,264
Charge-offs	—	—	(47)	—	—	(47)
Recoveries	1	30	—	2	—	33
Provision	623	(58)	199	13	—	777
Total allowance on other acquired loans	1,370	306	264	87	—	2,027
Total allowance on acquired loans	1,370	306	264	87	—	2,027
Ending balance, September 30, 2020	$10,171	$2,169	$1,227	$639	$630	$14,836

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Nine months ended September 30, 2020
Allowance for Loan Losses:
Beginning balance, January 1, 2020	$6,205	$1,643	$879	$467	$357	$9,551
Charge-offs	—	(632)	(4)	(124)	—	(760)
Recoveries	74	—	7	55	—	136
Provision	2,522	852	81	154	273	3,882
Total allowance on originated loans	$8,801	$1,863	$963	$552	$630	$12,809
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2020	526	27	163	53	—	769
Charge-offs	—	(159)	(74)	(2)	—	(235)
Recoveries	77	30	14	4	—	125
Provision	767	408	161	32	—	1,368
Total allowance on other acquired loans	1,370	306	264	87	—	2,027
Total allowance on acquired loans	1,370	306	264	87	—	2,027
Ending balance, September 30, 2020	$10,171	$2,169	$1,227	$639	$630	$14,836
Allowance for Loan Losses at September 30, 2020:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$772	$159	$249	$1	$—	$1,181
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$9,399	$2,010	$978	$638	$630	$13,655
Loans Receivable as of September 30, 2020
Ending balance of originated loans	$535,698	$243,449	$96,647	$41,756	$—	$917,550
Ending balance of purchased credit-impaired loans	21,453	2,077	1,553	—	—	25,083
Ending balance of other acquired loans	215,671	31,970	50,201	1,409	—	299,251
Ending balance of loans	$772,822	$277,496	$148,401	$43,165	$—	$1,241,884
Ending balance: individually evaluated for impairment	$33,596	$7,894	$9,833	$366	$—	$51,689
Ending balance: collectively evaluated for impairment	$739,226	$269,602	$138,568	$42,799	$—	$1,190,195

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Loan Losses at December 31, 2020:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$698	$190	$226	$1	$—	$1,115
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$11,257	$2,063	$1,150	$552	$906	$15,928
Loans Receivable as of December 31, 2020:
Ending balance of originated loans	$586,826	$243,449	$92,543	$37,907	$—	$960,725
Ending balance of purchased credit-impaired loans	15,100	1,534	1,312	—	—	17,946
Ending balance of other acquired loans	195,213	28,057	43,791	1,157	—	268,218
Ending balance of loans	$797,139	$273,040	$137,646	$39,064	$—	$1,246,889
Ending balance: individually evaluated for impairment	$26,303	$7,115	$9,621	$358	$—	$43,397
Ending balance: collectively evaluated for impairment	$770,836	$265,925	$128,025	$38,706	$—	$1,203,492

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Commercial/Agricultural Real Estate Loans		C&I/Agricultural Operating		Residential Mortgage		Consumer Installment		Totals
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Performing loans
Performing TDR loans	$4,711	$4,695	$3,685	$3,836	$2,883	$3,142	$44	$49	$11,323	$11,722
Performing loans other	942,813	786,533	163,308	266,975	99,147	131,470	27,484	38,856	1,232,752	1,223,834
Total performing loans	947,524	791,228	166,993	270,811	102,030	134,612	27,528	38,905	1,244,075	1,235,556

Nonperforming loans (1)
Nonperforming TDR loans	3,337	4,691	600	1,287	426	777	3	—	4,366	6,755
Nonperforming loans other	5,657	1,220	774	942	1,246	2,257	88	159	7,765	4,578
Total nonperforming loans	8,994	5,911	1,374	2,229	1,672	3,034	91	159	12,131	11,333
Total loans	$956,518	$797,139	$168,367	$273,040	$103,702	$137,646	$27,619	$39,064	$1,256,206	$1,246,889
(1)Nonperforming loans are either 90+ days past due or nonaccrual.
As of September 30, 2021 the Company had $320,105 in unused commitments, compared to $247,324 in unused commitments as of December 31, 2020.

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of September 30, 2021 and December 31, 2020, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
September 30, 2021
Commercial/Agricultural real estate:
Commercial real estate	$5,613	$—	$—	$5,613	$872	$6,485	$631,839	$638,324
Agricultural real estate	345	—	—	345	3,567	3,912	72,722	76,634
Multi-family real estate	—	—	—	—	—	—	156,022	156,022
Construction and land development	48	—	—	48	4,555	4,603	80,935	85,538
C&I/Agricultural operating:
Commercial and industrial	21	—	—	21	311	332	106,803	107,135
C&I SBA PPP loans	—	—	—	—	—	—	31,301	31,301
Agricultural operating	199	—	—	199	1,063	1,262	28,669	29,931
Residential mortgage:
Residential mortgage	2,085	782	409	3,276	1,098	4,374	95,407	99,781
Purchased HELOC loans	232	—	—	232	165	397	3,524	3,921
Consumer installment:
Originated indirect paper	105	1	14	120	51	171	17,518	17,689
Other Consumer	37	4	2	43	24	67	9,863	9,930
Total	$8,685	$787	$425	$9,897	$11,706	$21,603	$1,234,603	$1,256,206
December 31, 2020
Commercial/Agricultural real estate:
Commercial real estate	$9,568	$467	$—	$10,035	$679	$10,714	$496,961	$507,675
Agricultural real estate	411	48	—	459	5,084	5,543	63,252	68,795
Multi-family real estate	308	—	—	308	148	456	121,696	122,152
Construction and land development	3,898	—	—	3,898	—	3,898	94,619	98,517
C&I/Agricultural operating:
Commercial and industrial	436	491	—	927	357	1,284	115,269	116,553
SBA PPP loans	—	—	—	—	—	—	123,702	123,702
Agricultural operating	1,499	200	—	1,699	1,872	3,571	29,214	32,785
Residential mortgage:
Residential mortgage	2,238	372	516	3,126	2,217	5,343	126,043	131,386
Purchased HELOC loans	338	94	67	499	234	733	5,527	6,260
Consumer installment:
Originated indirect paper	90	37	—	127	133	260	25,591	25,851
Other Consumer	100	14	3	117	23	140	13,073	13,213
Total	$18,886	$1,723	$586	$21,195	$10,747	$31,942	$1,214,947	$1,246,889

At September 30, 2021, the Company individually evaluated loans for impairment with a recorded investment of $37,191, consisting of (1) $11,499 purchased credit impaired (“PCI”) loans, with a carrying amount of $10,813; (2) $13,198 TDR loans, net of TDR PCI loans; and (3) $12,494 of substandard non-TDR, non-PCI loans. The $37,191 total of loans individually evaluated for impairment includes $11,323 of performing TDR loans. At December 31, 2020, the Company individually evaluated loans for impairment with a recorded investment of $43,397, consisting of (1) $17,946 PCI loans, with a carrying amount of $16,859; (2) $15,634 TDR loans, net of TDR PCI loans; and (3) $9,817 of substandard non-TDR, non-PCI loans. The $43,397 total of loans individually evaluated for impairment includes $11,722 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of the Company’s loans individually evaluated for impairment as of September 30, 2021, December 31, 2020 and September 30, 2020 was as follows:

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2021
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$16,820	$16,820	$—	$19,618	$172	$20,417	$663
C&I/Agricultural operating	3,451	3,451	—	3,484	29	4,893	119
Residential mortgage	7,291	7,291	—	7,498	79	7,917	240
Consumer installment	291	291	—	284	3	324	9
Total	$27,853	$27,853	$—	$30,884	$283	$33,551	$1,031
With An Allowance Recorded:
Commercial/Agricultural real estate	$5,924	$5,924	$1,033	$3,558	$—	$4,107	$62
C&I/Agricultural operating	3,000	3,000	271	3,041	41	1,891	82
Residential mortgage	414	414	59	547	2	747	17
Consumer installment	—	—	—	—	—	1	—
Total	$9,338	$9,338	$1,363	$7,146	$43	$6,746	$161
September 30, 2021 Totals:
Commercial/Agricultural real estate	$22,744	$22,744	$1,033	$23,176	$172	$24,524	$725
C&I/Agricultural operating	6,451	6,451	271	6,525	70	6,784	201
Residential mortgage	7,705	7,705	59	8,045	81	8,664	257
Consumer installment	291	291	—	284	3	325	9
Total	$37,191	$37,191	$1,363	$38,030	$326	$40,297	$1,192

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2020
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$24,013	$24,013	$—	$32,264	$1,894
C&I/Agricultural operating	6,334	6,334	—	7,906	284
Residential mortgage	8,542	8,542	—	8,619	450
Consumer installment	356	356	—	368	30
Total	$39,245	$39,245	$—	$49,157	$2,658
With An Allowance Recorded:
Commercial/Agricultural real estate	$2,290	$2,290	$698	$2,217	$100
C&I/Agricultural operating	781	781	190	636	22
Residential mortgage	1,079	1,079	226	1,255	54
Consumer installment	2	2	1	35	1
Total	$4,152	$4,152	$1,115	$4,143	$177
December 31, 2020 Totals
Commercial/Agricultural real estate	$26,303	$26,303	$698	$34,481	$1,994
C&I/Agricultural operating	7,115	7,115	190	8,542	306
Residential mortgage	9,621	9,621	226	9,874	504
Consumer installment	358	358	1	403	31
Total	$43,397	$43,397	$1,115	$53,300	$2,835

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2020
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$30,419	$30,419	$—	$30,344	$454	$35,467	$1,374
C&I/Agricultural operating	6,860	6,860	—	7,070	35	8,169	188
Residential mortgage	8,715	8,715	—	8,668	107	8,705	356
Consumer installment	363	363	—	363	6	371	23
Total	$46,357	$46,357	$—	$46,445	$602	$52,712	$1,941
With An Allowance Recorded:
Commercial/Agricultural real estate	$3,177	$3,177	$772	$3,597	$48	$2,660	$73
C&I/Agricultural operating	1,034	1,034	159	669	—	762	12
Residential mortgage	1,118	1,118	249	970	7	1,275	36
Consumer installment	3	3	1	9	—	35	—
Total	$5,332	$5,332	$1,181	$5,245	$55	$4,732	$121
September 30, 2020 Totals:
Commercial/Agricultural real estate	$33,596	$33,596	$772	$33,941	$502	$38,127	$1,447
C&I/Agricultural operating	7,894	7,894	159	7,739	35	8,931	200
Residential mortgage	9,833	9,833	249	9,638	114	9,980	392
Consumer installment	366	366	1	372	6	406	23
Total	$51,689	$51,689	$1,181	$51,690	$657	$57,444	$2,062

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty, and the Bank grants a concession to that borrower that the Bank would not otherwise consider, except for the borrower’s financial difficulties. Concessions may include: extension of the loan’s term, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There was one delinquent accruing TDR loan greater than 60 days past due with a recorded investment of $42 at September 30, 2021, compared to one such loan with a recorded investment of $20 at December 31, 2020.
Following is a summary of TDR loans by accrual status as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Troubled debt restructure loans:
Accrual status	$11,365	$11,742
Non-accrual status	4,324	6,735
Total	$15,689	$18,477
There were two loan commitments totaling $160 meeting our TDR criteria as of September 30, 2021 and no loan commitments meeting our TDR criteria as of December 31, 2020. There were unused lines of credit totaling $51 and $15 meeting our TDR criteria as of September 30, 2021 and December 31, 2020, respectively.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three and nine months ended September 30, 2021 and September 30, 2020:

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended September 30, 2021
TDRs:
Commercial/Agricultural real estate	—	$—	$—	$—	$—	$—	$—	$—
C&I/Agricultural operating	—	—	—	—	—	—	—	—
Residential mortgage	4	186	—	188	—	374	374	—
Consumer installment	—	—	—	—	—	—	—	—
Totals	4	$186	$—	$188	$—	$374	$374	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Nine months ended September 30, 2021
TDRs:
Commercial/Agricultural real estate	3	$39	$81	$—	$—	$120	$120	$—
C&I/Agricultural operating	1	—	—	240	—	240	240	—
Residential mortgage	6	252	—	202	—	454	454	—
Consumer installment	2	6	—	18	—	24	24	—
Totals	12	$297	$81	$460	$—	$838	$838	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended September 30, 2020
TDRs:
Commercial/Agricultural real estate	3	$3,550	$—	$276	$—	$3,826	$3,826	$—
C&I/Agricultural operating	2	3,000	—	—	—	3,000	3,000	—
Residential mortgage	8	59	500	32	—	591	591	—
Consumer installment	—	—	—	—	—	—	—	—
Totals	13	$6,609	$500	$308	$—	$7,417	$7,417	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Nine months ended September 30, 2020
TDRs:
Commercial/Agricultural real estate	12	$4,442	$198	$293	$—	$4,933	$4,933	$—
C&I/Agricultural operating	5	3,295	78	—	—	3,373	3,373	—
Residential mortgage	13	148	858	117	—	1,123	1,123	—
Consumer installment	2	3	—	4	—	7	7	—
Totals	32	$7,888	$1,134	$414	$—	$9,436	$9,436	$—

A summary of loans by loan segment modified in a troubled debt restructuring as of September 30, 2021 and September 30, 2020, was as follows:

	September 30, 2021		September 30, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	23	$8,048	34	$10,517
C&I/Agricultural operating	8	4,285	17	5,358
Residential mortgage	45	3,308	50	3,850
Consumer installment	7	48	7	53
Total troubled debt restructurings	83	$15,689	108	$19,778

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the three and nine months ended September 30, 2021 and September 30, 2020, as well as the recorded investment in these restructured loans as of September 30, 2021 and September 30, 2020:

Three Months Ended
	September 30, 2021		September 30, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	—	$—	—	$—
C&I/Agricultural operating	—	—	1	250
Residential mortgage	—	—	—	—
Consumer installment	—	—	—	—
Total troubled debt restructurings	—	$—	1	$250

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	—	$—	5	$1,892
C&I/Agricultural operating	—	—	1	250
Residential mortgage	1	19	—	—
Consumer installment	—	—	—	—
Total troubled debt restructurings	1	$19	6	$2,142

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	September 30, 2021	December 31, 2020
Accountable for under ASC 310-30 (Purchased Credit Impaired “PCI” loans)
Outstanding balance	$11,499	$17,946
Carrying amount	$10,813	$16,859
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$205,310	$268,218
Carrying amount	$201,930	$264,242
Total acquired loans
Outstanding balance	$216,809	$286,164
Carrying amount	$212,743	$281,101

The following table provides changes in accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	2021	2020
Balance at beginning of period, January 1	$3,976	$3,201
Acquisitions	—	—
Reduction due to unexpected early payoffs	(102)	(99)
Reclass from non-accretable difference	298	2,704
Accretion	(792)	(756)
Balance at end of period, September 30	$3,380	$5,050

The following table provides changes in non-accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	September 30, 2021	December 31, 2020
Balance at beginning of period	$1,087	$6,290
Additions to non-accretable difference for acquired purchased credit impaired loans	—	—
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(103)	(1,693)
Transfers from non-accretable difference to accretable discount	(298)	(2,754)
Non-accretable difference used to reduce loan principal balance	—	(505)
Non-accretable difference transferred to OREO due to loan foreclosure	—	(251)
Balance at end of period	$686	$1,087

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of September 30, 2021 and December 31, 2020 were $557,148 and $553,655, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $6,669 and $2,868 at September 30, 2021 and December 31, 2020, respectively.
Mortgage servicing rights activity for the three and nine month periods ended September 30, 2021 and September 30, 2020 were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended	As of and for the Nine Months Ended	As of and for the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$4,964	$4,940	$5,266	$4,541
Increase in mortgage servicing rights resulting from transfers of financial assets	256	592	858	1,546
Amortization during the period	(418)	(353)	(1,322)	(908)
Mortgage servicing rights, end of period	4,802	5,179	4,802	5,179
Valuation allowance:
Valuation allowance, beginning of period	(1,102)	(1,431)	(2,014)	(259)
Additions	—	(250)	—	(1,422)
Recoveries	382	—	1,294	—
Valuation allowance, end of period	(720)	(1,681)	(720)	(1,681)
Mortgage servicing rights, net	$4,082	$3,498	$4,082	$3,498
Fair value of mortgage servicing rights; end of period	$4,161	$3,509	$4,161	$3,509
The current period change in valuation allowance is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $354 and $353 for the three months ended September 30, 2021 and September 30, 2020, respectively. Servicing fees totaled $1,058 and $1,033 for the nine months ended September 30, 2021 and September 30, 2020, respectively. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at September 30, 2021 was determined using discount rates ranging from 9% to 12%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for our corporate offices (1), bank branch offices (5), and an ATM location (1). Our leases have remaining lease terms ranging from approximately 1.50 to 6.75 years, some of which include options to extend the leases for up to 5 additional years. As of September 30, 2021, we have no additional lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Nine Months Ended
	September 30, 2021	September 30, 2020
The components of total lease cost were as follows:
Operating lease cost	$418	$460
Variable lease cost	36	32
Total lease cost	$454	$492

The components of total lease income were as follows:
Operating lease income	$27	$11

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$415	$477
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$—
	September 30, 2021	December 31, 2020
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$2,286	$2,657
Operating lease liabilities	$2,354	$2,762

Weighted average remaining lease term in years; operating leases	5.76	6.32
Weighted average discount rate; operating leases	2.72%	2.70%

Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2021	$139	$9
2022	558	34
2023	506	27
2024	419	10
2025	403
Thereafter	826
Total	2,851	$80
Less: effects of discounting	(497)
Lease liability recognized	$2,354

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
Non-interest bearing demand deposits	$280,611	$238,348
Interest bearing demand deposits	381,315	301,764
Savings accounts	229,623	196,348
Money market accounts	291,242	245,549
Certificate accounts	225,524	313,247
Total deposits	$1,408,315	$1,295,256
Brokered deposits included above:	$2,520	$2,516

At September 30, 2021, the scheduled maturities of time deposits were as follows for the year ended, except December 31, 2021 which is the three months ended:

December 31, 2021	$47,190
December 31, 2022	155,717
December 31, 2023	13,333
December 31, 2024	6,205
December 31, 2025	1,894
After December 31, 2025	1,185
Total	$225,524

Time deposits of $250 or more were $24,741 and $46,660 at September 30, 2021 and December 31, 2020, respectively.

NOTE 7 – FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at September 30, 2021 and December 31, 2020 is as follows:

		September 30, 2021			December 31, 2020
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2021	$—	—%	—%	$8,000	0.00%	2.16%
	2022	11,000	2.45%	2.45%	15,000	2.34%	2.45%
	2023	20,000	1.43%	1.44%	20,000	1.43%	1.44%
	2024	20,530	0.00%	1.45%	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	12,500	0.52%	0.86%

Subtotal		111,530			123,530
Unamortized discount on acquired notes		(18)			(32)
Federal Home Loan Bank advances, net		$111,512			$123,498

Senior Notes (5)	2031	$28,856	3.50%	3.50%	$28,856	3.25%	3.50%

Subordinated Notes (6)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
		$30,000			$30,000

Unamortized debt issuance costs		$(456)			$(528)
Total other borrowings		$58,400			$58,328

Totals		$169,912			$181,826
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $782,715 and $723,862 at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $162,875 compared to $118,391 as of December 31, 2020.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $123,530 and $162,530, during the nine months ended September 30, 2021 and the twelve months ended December 31, 2020, respectively.
(3) The weighted-average interest rates on FHLB borrowings maturing within twelve months as of September 30, 2021 and December 31, 2020 were 2.45% and 1.02%, respectively.
(4)    FHLB term notes totaling $55,000, with various maturity dates in 2029 and 2030, can be called or replaced by the FHLB on a quarterly basis.
(5)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in October 2020, requiring quarterly interest-only payments through June 2022, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate with a floor rate of 3.25%.

(b) A $5,000 line of credit, maturing in August 2022, that remains undrawn upon.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $180,250 and $179,400 at September 30, 2021 and December 31, 2020, respectively.
Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“FRB PPPLF”) Program
The Bank has originated Small Business Association’s Paycheck Protection Program (“SBA PPP”) loans and has complied with the requirements to pledge these loans to the FRB PPPLF program which provides 100% funding for SBA PPP loans upon request This FRB PPPLF program expired on July 30, 2021. The Bank has no outstanding loan balances under this facility at September 30, 2021 and December 31, 2020. Maximum month-end borrowed amounts outstanding under this agreement were $0 and $25,136, during the nine months ended September 30, 2021 and the twelve months ended December 31, 2020, respectively. In July 2021, the Bank pledged these SBA PPP loans to the FHLB.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2021, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.

The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2021 and December 31, 2020, respectively, are presented below:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of September 30, 2021
Total capital (to risk weighted assets)	$181,257	13.6%	$106,602	> =	8.0%		$133,252	> =	10.0%
Tier 1 capital (to risk weighted assets)	164,598	12.4%	$79,951	> =	6.0%	10	106,602	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	164,598	12.4%	$59,963	> =	4.5%		86,614	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	164,598	9.6%	68,273	> =	4.0%		85,342	> =	5.0%
As of December 31, 2020
Total capital (to risk weighted assets)	$171,702	14.7%	$93,381	> =	8.0%		$116,726	> =	10.0%
Tier 1 capital (to risk weighted assets)	157,081	13.5%	70,035	> =	6.0%		93,381	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	157,081	13.5%	52,527	> =	4.5%		75,872	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	157,081	9.9%	63,718	> =	4.0%		79,647	> =	5.0%
The Company’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2021 and December 31, 2020, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of September 30, 2021
Total capital (to risk weighted assets)	$175,558	13.2%	106,602	> =	8.0%
Tier 1 capital (to risk weighted assets)	128,899	9.7%	79,951	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	128,899	9.7%	59,963	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	128,899	7.6%	68,273	> =	4.0%
As of December 31, 2020
Total capital (to risk weighted assets)	$166,703	14.3%	$93,381	> =	8.0%
Tier 1 capital (to risk weighted assets)	122,082	10.5%	70,035	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	122,082	10.5%	52,527	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	122,082	7.7%	63,718	> =	4.0%

-

NOTE 9 – STOCK-BASED COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of September 30, 2021, 163,974 restricted shares had been granted under this plan. As of September 30, 2021, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of September 30, 2021, there are 900 awarded unvested restricted shares and 65,900 awarded unexercised options remaining from the plan. Restricted shares granted under the 2008 Equity Incentive Plan were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $221 and $614 for the three and nine months ended September 30, 2021, compared to $165 and $462 for the three and nine months ended September 30, 2020.

Restricted Common Stock Award

	September 30, 2021		December 31, 2020
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	57,242	$12.23	43,457	$12.76
Granted	64,399	10.78	45,507	11.79
Vested	(18,382)	12.51	(31,722)	12.32
Forfeited	(1,500)	10.78	—	—
Unvested and outstanding at end of year	101,759	$11.29	57,242	$12.23
The Company accounts for stock option-based employee compensation related to the Company’s 2008 Equity Incentive Plan and 2018 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock option-based employee compensation related to these plans for the three and nine month periods ended September 30, 2021 was $2 and $7, respectively. The compensation cost recognized for stock option-based employee compensation related to these plans for the three and nine month period ended September 30, 2020 was $3 and $11, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
September 30, 2021
Outstanding at beginning of year	72,300	$11.05
Exercised	(5,800)	8.99
Forfeited or expired	(600)	13.76
Outstanding at end of period	65,900	$11.20	4.86
Exercisable at end of period	59,900	$10.95	4.75	$167
December 31, 2020
Outstanding at beginning of year	78,100	$11.18
Exercised	—	—
Forfeited or expired	(5,800)	11.95
Outstanding at end of year	72,300	$11.05	5.49
Exercisable at end of year	54,100	$10.82	5.37	$4
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Nine months ended September 30, 2021	Twelve months ended December 31, 2020
Intrinsic value of options exercised	$28	$—
Cash received from options exercised	$52	$—
Tax benefit realized from options exercised	$—	$—

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Investment securities:
U.S. government agency obligations	$28,410	$—	$28,410	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	120,802	—	120,802	—
Corporate debt securities	41,218	—	41,218	—
Corporate asset-backed securities	34,615	—	34,615	—
Trust preferred securities	9,240	—	9,240	—
Total	$234,425	$—	$234,425	$—
December 31, 2020
Investment securities:
U.S. government agency obligations	$33,365	$—	$33,365	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	40,991	—	40,991	—
Corporate debt securities	17,462	—	17,462	—
Corporate asset backed securities	35,827	—	35,827	—
Trust preferred securities	16,448	—	16,448	—
Total	$144,233	$—	$144,233	$—

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Foreclosed and repossessed assets, net	$4	$—	$—	$4
Impaired loans with allocated allowances	7,976	—	—	7,976
Mortgage servicing rights	4,082	—	—	4,161
Total	$12,062	$—	$—	$12,141
December 31, 2020
Foreclosed and repossessed assets, net	$197	$—	$—	$197
Impaired loans with allocated allowances	3,037	—	—	3,037
Mortgage servicing rights	3,252	—	—	3,285
Total	$6,486	$—	$—	$6,519

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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
September 30, 2021.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
September 30, 2021
Foreclosed and repossessed assets, net	$4	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$7,976	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$4,161	Discounted cash flows	Discounted rates	9% - 12%
December 31, 2020
Foreclosed and repossessed assets, net	$197	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$3,037	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$3,285	Discounted cash flows	Discounted rates	9% - 12%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		September 30, 2021		December 31, 2020
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$102,341	$102,341	$119,440	$119,440
Other interest-bearing deposits	(Level II)	1,512	1,543	3,752	3,818
Securities available for sale “AFS”	(Level II)	234,425	234,425	144,233	144,233
Securities held to maturity “HTM”	(Level II)	67,739	65,867	43,551	43,784
Equity securities with readily determinable fair value	(Level I)	327	327	200	200
Other investments	(Level II)	14,965	14,965	14,948	14,948
Loans receivable, net	(Level III)	1,231,822	1,255,806	1,220,538	1,239,692
Loans held for sale	(Level II)	1,675	1,675	3,075	3,075
Mortgage servicing rights	(Level III)	4,082	4,161	3,252	3,285
Accrued interest receivable	(Level I)	4,882	4,882	5,652	5,652
Financial liabilities:
Deposits	(Level III)	$1,408,315	$1,409,779	$1,295,256	$1,292,104
FHLB advances	(Level II)	111,512	114,259	123,498	128,282
Other borrowings	(Level I)	58,400	58,400	58,328	58,328
Accrued interest payable	(Level I)	396	396	796	796
NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
(Share count in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Basic
Net income attributable to common stockholders	$4,997	$3,480	$15,209	$9,155
Weighted average common shares outstanding	10,610	11,153	10,788	11,173
Basic earnings per share	$0.47	$0.31	$1.41	$0.82
Diluted
Net income attributable to common stockholders	$4,997	$3,480	$15,209	$9,155
Weighted average common shares outstanding	10,610	11,153	10,788	11,173
Add: Dilutive stock options outstanding	13	—	10	—
Average shares and dilutive potential common shares	10,623	11,153	10,798	11,173
Diluted earnings per share	$0.47	$0.31	$1.41	$0.82
Additional common stock option shares that have not been included due to their antidilutive effect	—	73,100	21,000	69,600

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020:

	Three months ended
	September 30, 2021			September 30, 2020
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized (losses) gains on securities:
Net unrealized (losses) gains arising during the period	$(1,099)	$302	$(797)	$1,220	$(335)	$885
Reclassification adjustment for gains included in net income	(42)	11	(31)	—	—	—
Other comprehensive (loss) income	$(1,141)	$313	$(828)	$1,220	$(335)	$885

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized (losses) gains on securities:
Net unrealized (losses) gains arising during the period	$(278)	$77	$(201)	$2,052	$(564)	$1,488
Reclassification adjustment for gains included in net income	(78)	21	(57)	(156)	43	(113)
Other comprehensive (loss) income	$(356)	$98	$(258)	$1,896	$(521)	$1,375
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2020 and the nine months ended September 30, 2021 were as follows:

	Unrealized Gains (Losses) on Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2020	$(649)	$(471)
Current year-to-date other comprehensive income	2,705	1,961
Ending balance, December 31, 2020	$2,056	$1,490
Current year-to-date other comprehensive loss	(356)	(258)
Ending balance, September 30, 2021	$1,700	$1,232

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended September 30, 2021	Nine months ended September 30, 2021	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$42	$78		Net gains (losses) on investment securities
Tax Effect	(11)	(21)		Provision for income taxes
Total reclassifications for the period	$31	$57		Net income attributable to common stockholders
(1)    Amounts in parentheses indicate decreases to income/loss.
Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended September 30, 2020	Nine months ended September 30, 2020	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$156		Net gains (losses) on investment securities
Tax Effect	—	(43)		Provision for income taxes
Total reclassifications for the period	$—	$113		Net income attributable to common stockholders
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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021 (“2020 10-K”), the matters described in “Risk Factors” in Item 1A of our Form 10Q for the quarters ended March 31, 2021 and June 30, 2021, and in Item 1A of this Form 10-Q, and the following:

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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2021, and our consolidated results of operations for the three and nine months ended September 30, 2021, compared to the same period in the prior fiscal year for the three and nine months ended September 30, 2020. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2020 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
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
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2021, which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2020.
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
In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of operations. Examples include but are not limited to; loans, investment securities, goodwill, core deposit intangible assets and deferred tax assets, among others. Specific assumptions, estimates and judgments utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 2, 3, 4 and 10 of Condensed Notes to Consolidated Financial Statements.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of our operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of September 30, 2021, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and nine-month periods ended September 30, 2021, and September 30, 2020, respectively.
Net interest income was $13.7 million for the three months ended September 30, 2021, and $39.3 million for the nine months ended September 30, 2021, compared to $11.9 million for the three months ended September 30, 2020 and $36.9 million for the nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, net interest income benefited from: 1) the accretion of $1.9 million and $4.9 million, respectively, of deferred fees related to the SBA Paycheck Protection Program (“SBA PPP”) loans, compared to $0.6 and $1.1 million for the three and nine months ended September 30, 2020, respectively; 2) lower liability costs; and 3) organic loan growth from September 30, 2020. Net interest income for the three and nine months ended September 30, 2021 was negatively impacted by: 1) lower accretion associated with reductions in purchased credit impaired loans; 2) the impact of Federal Reserve actions to offset the impact of the pandemic in March 2020, during which it lowered overnight interest rates by 125 basis points in 6 days; and 3) market reactions to decreasing longer-term interest rates on loans, investments, and cash and cash equivalent security yields.
The net interest margin for the three-month period ended September 30, 2021, was 3.34%, compared to 3.11% for the three-month period ended September 30, 2020. The net interest margin increased due to: 1) a 29 basis point increase in SBA PPP deferred loan fee accretion and 2) 37 basis points of lower deposit costs in the three months ended September 30, 2021, compared to the three months ended September 2020. These increases were partially offset by decreases in net interest margin largely due to: 1) the impact of higher cash and cash equivalent balances, which decreased the interest margin percentage by 10 basis points; 2) 1 basis point of lower accretion associated with reductions in purchased credit impaired loans; and 3) market reactions to decreasing longer-term interest rates and the related impact on yields on loans, investments and cash and cash equivalent security yields.
The net interest margin for the nine-month period ended September 30, 2021, was 3.29%, compared to 3.36% for the nine-month period ended September 30, 2020. The decrease in net interest margin was largely due to: 1) 12 basis points of lower accretion associated with reductions in purchased credit impaired loans; 2) the impact of higher cash and cash equivalent balances, which decreased the interest margin percentage by 15 basis points; 3) the impact of Federal Reserve actions to offset the impact of the pandemic in March 2020, during which it lowered overnight interest rates by 125 basis points in 6 days; and 4) market reactions to lower yields on new originations of loans, purchases of investments and reduced yields on cash and cash equivalents. These decreases were partially offset by lower deposit rates due to management action to reduce interest rates on deposits and a 34 basis point increase in loans due to higher SBA PPP deferred loan fee accretion.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three- and nine-month periods ended September 30, 2021, and September 30, 2020. Non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended September 30, 2021 compared to the three months ended September 30, 2020:

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$111,192	$50	0.18%	$77,774	$18	0.09%
Loans	1,192,636	14,537	4.84%	1,258,224	14,154	4.48%
Interest-bearing deposits	1,512	8	2.10%	3,752	23	2.44%
Investment securities (1)	303,325	1,412	1.85%	166,622	846	2.02%
Other investments	14,961	168	4.46%	15,145	177	4.65%
Total interest earning assets (1)	$1,623,626	$16,175	3.95%	$1,521,517	$15,218	3.98%
Average interest-bearing liabilities:
Savings accounts	$216,304	$95	0.17%	$183,381	$98	0.21%
Demand deposits	392,080	280	0.28%	285,993	231	0.32%
Money market	276,582	193	0.28%	255,160	280	0.44%
CD’s	207,494	682	1.30%	297,691	1,469	1.96%
IRA’s	39,525	104	1.04%	41,852	177	1.68%
Total deposits	$1,131,985	$1,354	0.47%	$1,064,077	$2,255	0.84%
FHLB Advances and other borrowings	169,891	1,133	2.65%	173,758	1,054	2.41%
Total interest-bearing liabilities	$1,301,876	$2,487	0.76%	$1,237,835	$3,309	1.06%
Net interest income		$13,688			$11,909
Interest rate spread			3.19%			2.92%
Net interest margin (1)			3.34%			3.11%
Average interest earning assets to average interest-bearing liabilities			1.25			1.23
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarters ended September 30, 2021 and September 30, 2020. The FTE adjustment to net interest income included in the rate calculations totaled $1 and $0 thousand for the three months ended September 30, 2021 and September 30, 2020, respectively.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$118,064	$107	0.12%	$42,946	$141	0.44%
Loans	1,197,469	43,014	4.80%	1,232,678	44,300	4.80%
Interest-bearing deposits	2,227	37	2.22%	3,967	73	2.46%
Investment securities (1)	263,655	3,606	1.83%	173,595	2,965	2.28%
Other investments	15,006	510	4.54%	15,104	533	4.71%
Total interest earning assets (1)	$1,596,421	$47,274	3.96%	$1,468,290	$48,012	4.37%
Average interest bearing liabilities:
Savings accounts	$211,320	$277	0.18%	$169,754	$348	0.27%
Demand deposits	361,248	788	0.29%	262,748	865	0.44%
Money market	263,195	577	0.29%	244,965	1,240	0.68%
CD’s	237,706	2,592	1.46%	326,776	5,021	2.05%
IRA’s	40,119	355	1.18%	42,221	568	1.80%
Total deposits	$1,113,588	$4,589	0.55%	$1,046,464	$8,042	1.03%
FHLB Advances and other borrowings	173,889	3,400	2.61%	185,256	3087	2.23%
Total interest bearing liabilities	$1,287,477	$7,989	0.83%	$1,231,720	$11,129	1.21%
Net interest income		$39,285			$36,883
Interest rate spread			3.13%			3.16%
Net interest margin (1)			3.29%			3.36%
Average interest earning assets to average interest bearing liabilities			1.24			1.19
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the nine months ended September 30, 2021 and September 30, 2020. The FTE adjustment to net interest income included in the rate calculations totaled $3 and $1 thousand for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously. For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the loan volume decrease is primarily due to reductions in SBA PPP loans, partially offset by the impact of organic loan growth. Investment securities volume increases are due to an increase in portfolio balances, largely due to purchases of mortgage-backed securities. The decrease in certificate volumes is due to planned runoff of brokered CDs and to a lesser extent, retail CDs, partially offset by growth in non-maturity deposits.

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended September 30, 2021 compared to the three months ended September 30, 2020.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$10	$22	$32
Loans	(764)	1,147	383
Interest-bearing deposits	(12)	(3)	(15)
Investment securities	646	(80)	566
Other investments	(2)	(7)	(9)
Total interest earning assets	(122)	1,079	957
Interest expense:
Savings accounts	16	(19)	(3)
Demand deposits	79	(30)	49
Money market accounts	22	(109)	(87)
CD’s	(362)	(425)	(787)
IRA’s	(9)	(64)	(73)
Total deposits	(254)	(647)	(901)
FHLB Advances and other borrowings	(24)	103	79
Total interest bearing liabilities	(278)	(544)	(822)
Net interest income	$156	$1,623	$1,779

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$163	$(197)	$(34)
Loans	(1,265)	(21)	(1,286)
Interest-bearing deposits	(29)	(7)	(36)
Investment securities	1,344	(703)	641
Other investments	(3)	(20)	(23)
Total interest earning assets	210	(948)	(738)
Interest expense:
Savings accounts	74	(145)	(71)
Demand deposits	275	(352)	(77)
Money market accounts	87	(750)	(663)
CD’s	(1,144)	(1,285)	(2,429)
IRA’s	(27)	(186)	(213)
Total deposits	(735)	(2,718)	(3,453)
FHLB Advances and other borrowings	(198)	511	313
Total interest bearing liabilities	(933)	(2,207)	(3,140)
Net interest income	$1,143	$1,259	$2,402
Provision for Loan Losses. We determine our provision for loan losses (“provision”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. We continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.
Total provision for loan losses for both the three and nine months ended September 30, 2021, was $0. The ALL and related need for provision for loan losses for both the three and nine months ended September 30, 2021, was positively impacted by reductions in both the second and third quarter in the allocation of the allowance for loan losses for general economic conditions and the impact of lower loan deferral balances associated with Section 4013 of the Cares Act, which offset increases. These positive impacts were offset by the allocation of the allowance for loan losses due to loan growth, increases in specific reserve and modest net loan charge offs. Note that in discussing ALL allocations, the entire ALL balance is available for any loan that, in management’s judgment, should be charged off. The provision for loans losses for the three and nine months ended September 30, 2020, of $1.50 million and $5.25 million, respectively, was due to loan growth, the impact of net charge-offs and increase in Q-Factors due to uncertain market conditions. Pandemic-related adverse economic impacts, including various “Stay-at-Home Orders”, were beginning to result in temporary business closures, reduced operating capacity and uncertainty regarding potential future revenue and cash flows for certain businesses, including bank borrowers.
Management believes that the provision recorded for the current year three and nine-month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional provision in the future.

Non-interest Income. The following table reflects the various components of non-interest income for the three and nine month periods ended September 30, 2021 and 2020, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Non-interest Income:
Service charges on deposit accounts	$463	$431	7.42%	$1,256	$1,336	(5.99)%
Interchange income	600	556	7.91%	1,776	1,509	17.69%
Loan servicing income	842	1,144	(26.40)%	2,560	3,144	(18.58)%
Gain on sale of loans	1,014	1,987	(48.97)%	4,131	4,585	(9.90)%
Loan fees and service charges	118	320	(63.13)%	547	1,041	(47.45)%
Insurance commission income	—	—	N/M	—	474	N/M
Net gains (losses) on investment securities	73	(1)	N/M	344	97	254.64%
Net gain on sale of acquired business lines	—	180	N/M	—	432	N/M
Settlement proceeds	—	—	N/M	—	131	N/M
Other	338	445	(24.04)%	801	929	(13.78)%
Total non-interest income	$3,448	$5,062	(31.88)%	$11,415	$13,678	(16.54)%
Service charges on deposit accounts increased modestly to $463 for the three months ended September 30, 2021, from $431 for the prior year quarter due to higher customer spending activity during the quarter. For the nine months ended September 30, 2021, service charges decreased to $1,256, compared to $1,336 in the comparable prior year period, due to higher average deposit balances.
Interchange income increased to $600 and $1,776 for the three and nine months ended September 30, 2021, compared to $556 and $1,509, respectively, for the similar prior year periods. Customer spending activity increased due to a stronger general economy, as our regional economies benefited from lower unemployment and were less impacted by business shutdowns as a result of the pandemic.
Loan servicing income decreased with reduced capitalization of mortgage servicing rights due to lower mortgage loan origination fees in the three- and nine-month periods ended September 30, 2021.
Gain on sale of loans decreased in the current three-month period ended September 30, 2021, compared to September 30, 2020, due to lower mortgage loan origination volumes, partially offset by a modest increase on the gain on sale of SBA loans. For the nine-month period ended September 30, 2021, gain on sale of loans decreased $454 thousand largely due to lower mortgage loan origination volumes, partially offset by gains on sale of SBA and FSA loans.
The change in loan fees and service charges for the three and nine months ended September 30, 2021, is largely due to decreases in commercial loan customer activity.
The decrease in insurance commission income is due to the sale of the Wells Insurance Agency in June 2020.
The net gains on investment securities in the three- and nine-month periods ended September 30, 2021, is largely due to unrealized gains on equity securities with readily determinable fair value recorded in the first quarter of 2021, a net realized $36 gain on sale of trust-preferred security in the second quarter of 2021, and a $42 net gain on the sale of trust-preferred securities and bank subordinated debt realized in the third quarter of 2021. In 2020, the gains in the nine-month period ended September 30, 2020, were due to the sale of $10.8 million of fixed-rate mortgage-backed securities (“MBS”) in the first quarter of 2020 and unrealized gain on equity security valuations in the second quarter of 2020.
In the third quarter of 2020, the bank recognized a $180 gain on the sale of a previously acquired wealth management business. Non-interest income for the nine-months ended September 30, 2020, also included the $252 gain on sale of Wells Insurance Agency in June 2020.

During the quarter ended June 30, 2020, the Company recognized $131 of non-interest income related to a private mortgage-backed security claim. The $131 distribution represented a supplement to the proceeds received in March, 2017 from this security, previously owned by the Bank, and sold in 2011.
Non-interest Expense. The following table reflects the various components of non-interest expense for the three- and nine-month periods ended September 30, 2021 and 2020, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Non-interest Expense:
Compensation and related benefits	$5,733	$5,538	3.52%	$16,802	$16,881	(0.47)%
Occupancy	1,313	1,396	(5.95)%	3,943	4,106	(3.97)%
Data processing	1,558	1,331	17.05%	4,296	3,735	15.02%
Amortization of intangible assets	399	399	—%	1,197	1,223	(2.13)%
Mortgage servicing rights expense, net	37	603	(93.86)%	28	2,330	(98.80)%
Advertising, marketing and public relations	220	260	(15.38)%	576	802	(28.18)%
FDIC premium assessment	148	188	(21.28)%	395	436	(9.40)%
Professional services	347	434	(20.05)%	1,250	1,391	(10.14)%
Gains on repossessed assets, net	(3)	(105)	97.14%	(150)	(195)	23.08%
Other	568	680	(16.47)%	1,670	2,138	(21.89)%
Total non-interest expense	$10,320	$10,724	(3.77)%	$30,007	$32,847	(8.65)%

Non-interest expense (annualized) / Average assets	2.34%	2.62%	(10.60)%	2.34%	2.78%	(15.80)%
Compensation expense for the three-month period ended September 30, 2021, was higher than the comparable prior year period primarily due to higher incentive compensation based on performance metrics, including items such as net income and loan growth which more than offset lower variable mortgage production compensation. Compensation expense for the nine-month period ended September 30, 2021, was lower than the comparable prior year period due to: 1) lower variable mortgage production compensation related to lower mortgage loan origination activity; 2) lower compensation due to fewer FTEs, including those related to the sale of Wells Insurance Agency in June of 2020; and 3) the closure of three branches in November 2020, partially offset by higher accrued incentive compensation as discussed above.
Data processing expense increases from the prior year quarter and year-to- date periods were due primarily to the impact of larger loan and deposit balances, and the impact of additional costs for new products offered to our customers.
Mortgage servicing rights expense, net, decreased during the three and nine months ended September 30, 2021, compared to the comparable prior year periods. This decrease is primarily due to the reversal of previously recognized impairment charges of $1.3 million, resulting largely from the impact of lower future forecasted prepayment rates. 30% of this impairment reversal occurred in the third quarter of 2021 and 70% in the first quarter of 2021. The Bank recorded MSR impairment charges of $0.3 million and $1.4 million for the three- and nine-month periods ended September 30, 2020, respectively. The remaining change is due to higher amortization in 2021.
Advertising, marketing and public relations expense decreased in both the three- and nine-month periods ended September 30, 2021, from the same periods in 2020 largely due to the pandemic related charitable contributions made in the second and third quarters of 2020 to local non-profit organizations.
The FDIC insurance premium decreased during the three months ended September 30, 2021, and nine-months ended September 30, 2021, from the comparable prior year periods due to the impact of increased capital ratios, stronger earnings performance and lower levels of non-performing assets, which more than offset the impact of a larger asset base. The Bank also realized a $56 thousand FDIC insurance credit in the first quarter of 2020.
Other expenses for the three- and nine-month periods ended September 30, 2021, decreased from the comparable prior year periods, largely due to lower loan origination and collection expenses, recognized in the similar periods in 2020.

Income Taxes. Income tax expense was $1.8 million and $5.5 million for the three and nine months ended September 30, 2021, respectively, compared to $1.3 million and $3.3 million for the three and nine months ended September 30, 2020. The effective tax rate was 26.7% and 26.5% for the three and nine-month periods ended September 30, 2021 compared to 26.7% and 26.5% for the comparable prior year periods.

BALANCE SHEET ANALYSIS
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities available for sale, which represent the majority of our investment portfolio, were $234.4 million at September 30, 2021, compared with $144.2 million at December 31, 2020. The increase in the available for sale portfolio is due to purchases of mortgage-backed securities and corporate debt securities, which consisted of bank holding company-issued subordinated debt. The Bank sold $7.2 million of trust preferred securities and bank subordinated debt at a gain of $42 in the third quarter of 2021.
Securities held to maturity increased to $67.7 million at September 30, 2021, compared to $43.6 million at December 31, 2020. This increase was largely due to the purchase of agency mortgage-backed securities.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
September 30, 2021
U.S. government agency obligations	$27,862	$28,410
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	120,684	120,802
Corporate debt securities	40,676	41,218
Corporate asset-backed securities	34,522	34,615
Trust preferred securities	8,841	9,240
Totals	$232,725	$234,425
December 31, 2020
U.S. government agency obligations	$33,048	$33,365
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	39,454	40,991
Corporate debt securities	17,199	17,462
Corporate asset-backed securities	36,039	35,827
Trust preferred securities	16,297	16,448
Totals	$142,177	$144,233

The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Held to maturity securities	Amortized Cost	Fair Value
September 30, 2021
Obligations of states and political subdivisions	$4,600	$4,599
Mortgage-backed securities	63,139	61,268
Totals	$67,739	$65,867
December 31, 2020
Obligations of states and political subdivisions	$600	$602
Mortgage-backed securities	42,951	43,182
Totals	$43,551	$43,784
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	September 30, 2021		December 31, 2020
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$146,179	$146,736	$72,502	$74,356
AAA	9,706	9,840	11,142	11,088
AA	27,323	27,391	25,037	24,879
A	13,997	14,202	8,713	8,925
BBB	35,520	36,256	24,783	24,985
Non-rated	—	—	—	—
Total available for sale securities	$232,725	$234,425	$142,177	$144,233
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	September 30, 2021		December 31, 2020
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$63,139	$61,268	$42,951	$43,182
AAA	—	—	—	—
AA	4,000	4,000	—	—
A	600	599	600	602
Total	$67,739	$65,867	$43,551	$43,784
As of September 30, 2021, the Bank has pledged U.S. Government Agency securities with a carrying value $0.5 million and mortgage-backed securities with a carrying value of $3.6 million as collateral against specific municipal deposits. At September 30, 2021, the Bank has pledged mortgage-backed securities with a carrying value of $0.9 million as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of September 30, 2021, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2021, the Bank also has mortgage-backed securities with a carrying value of $0.3 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
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

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $11.1 million, to $1.25 billion as of September 30, 2021, from $1.24 billion at December 31, 2020. The originated loan portfolio before SBA PPP loans increased $171.1 million in the nine month period. This increase included the repayment of $5.5 million of draws on a line of credit originated the last business day of December and repaid on the first business day of January. Total SBA PPP loans decreased $92.4 million due to debt forgiveness of $148.3 million, offset by strong new SBA PPP second round loan originations of $55.9 million. Acquired loans decreased by $69.4 million. The following table reflects the composition, or mix of our loan portfolio at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$638,324	51.1%	$507,675	40.9%
Agricultural real estate	76,634	6.1%	68,795	5.6%
Multi-family real estate	156,022	12.5%	122,152	9.9%
Construction and land development	85,538	6.9%	98,517	8.0%
Residential mortgage
Residential mortgage	99,781	8.0%	131,386	10.6%
Purchased HELOC loans	3,921	0.3%	6,260	0.5%
Total real estate loans	1,060,220	84.9%	934,785	75.5%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	107,135	8.6%	116,553	9.4%
Agricultural operating	29,931	2.4%	32,785	2.6%
Consumer installment				—%
Originated indirect paper	17,689	1.4%	25,851	2.1%
Other Consumer	9,930	0.8%	13,213	1.1%
Total C&I/Agricultural operating and Consumer installment Loans	164,685	13.2%	188,402	15.2%
Gross loans before C&I SBA PPP loans	1,224,905	98.1%	1,123,187	90.7%
SBA PPP loans	31,301	2.5%	123,702	10.0%
Gross loans	$1,256,206	100.6%	$1,246,889	100.7%
Unearned net deferred fees and costs and loans in process	(3,486)	(0.3)%	(4,245)	(0.3)%
Unamortized discount on acquired loans	(4,066)	(0.3)%	(5,063)	(0.4)%
Total loans (net of unearned income and deferred expense)	1,248,654	100.0%	1,237,581	100.0%
Allowance for loan losses	(16,832)		(17,043)
Total loans receivable, net	$1,231,822		$1,220,538

The following table summarizes SBA PPP loans by origination year at September 30, 2021:

	2020 Originations		2021 Originations		Total
	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income
SBA PPP loans, December 31, 2020	$123,702	$2,991	$—	$—	$123,702	$2,991
2021 SBA PPP loan originations	—	—	47,467	1,770	47,467	1,770
Less: 2021 SBA PPP loan forgiveness and fee accretion	(52,238)	(1,750)	—	—	(52,238)	(1,750)
SBA PPP loans, March 31, 2021	71,464	1,241	47,467	1,770	118,931	3,011
2021 SBA PPP loan originations	—	—	8,323	1,715	8,323	1,715
Less: 2021 SBA PPP loan forgiveness and fee accretion	(50,057)	(933)	(2,272)	(376)	(52,329)	(1,309)
SBA PPP loans, June 30, 2021	21,407	308	53,518	$3,109	74,925	3,417
2021 SBA PPP loan originations	—	—	64	9	64	9
Less: 2021 SBA PPP loan forgiveness and fee accretion	(18,286)	(279)	(25,402)	(1,599)	(43,688)	(1,878)
SBA PPP loans, September 30, 2021	$3,121	$29	$28,180	$1,519	$31,301	$1,548
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At September 30, 2021, the Company individually evaluated loans for impairment with a recorded investment of $37.2 million, consisting of (1) $11.5 million purchased credit impaired (“PCI”) loans, with a carrying amount of $10.8 million; (2) $13.2 million TDR loans, net of TDR PCI loans; and (3) $12.5 million of substandard non-TDR, non-PCI loans. The $37.2 million total of loans individually evaluated for impairment includes $11.3 million of performing TDR loans. At December 31, 2020, the Company individually evaluated loans for impairment with a recorded investment of $43.4 million, consisting of (1) $17.9 million PCI loans, with a carrying amount of $16.9 million; (2) $15.6 million TDR loans, net of TDR PCI loans; and (3) $9.8 million of substandard non-TDR, non-PCI loans. The $43.4 million total of loans individually evaluated for impairment includes $11.7 million of performing TDR loans. At September 30, 2021, and December 31, 2020, we had 258 and 325 loans individually evaluated for impairment, respectively, all secured by real estate or personal property. Of the originated loans individually evaluated for impairment, there were 9 loans where the estimated fair value was less than their book value (i.e., we deemed impairment to exist) totaling $9.3 million for which $1.4 million in specific ALL was recorded as of September 30, 2021.

The allowance for loan losses modestly decreased to $16.8 million at September 30, 2021, representing 1.38% of loans receivable, less the 100% SBA guaranteed PPP loans. A portion of the current loan portfolio includes loans purchased through whole bank acquisitions in recent years resulting in purchased credit impairments which are not included in the allowance for loan losses. As the originated portfolio grows and the acquired portfolio shrinks, the percentage of originated loans to total loans grows, as does the overall percentage of the allowance to total loans. The allowance for loan losses was $17.0 million at December 31, 2020, representing 1.53% of loans receivable, less the 100% SBA guaranteed PPP loans. The decrease in the allowance at September 30, 2021, was due to modest loan charge-offs.
Allowance for Loan Losses to Loans, net of SBA PPP Loans
(in thousands, except ratios)

	September 30, 2021	December 31, 2020
Loans, end of period	$1,248,654	$1,237,581
SBA PPP loans, net of deferred fees	(29,753)	(120,711)
Loans, net of SBA PPP loans and deferred fees	$1,218,901	$1,116,870
Allowance for loan losses	$16,832	$17,043
ALL to loans net of SBA PPP loans and deferred fees	1.38%	1.53%
ALL to loans, end of period	1.35%	1.38%
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

	September 30, 2021 and Nine Months Then Ended	December 31, 2020 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$5,427	$827
Agricultural real estate	3,567	5,084
Commercial and industrial	311	357
Agricultural operating	1,063	1,872
Residential mortgage	1,263	2,451
Consumer installment	75	156
Total nonaccrual loans	$11,706	$10,747
Accruing loans past due 90 days or more	425	586
Total nonperforming loans (“NPLs”)	12,131	11,333
Other real estate owned	2	156
Other collateral owned	2	41
Total nonperforming assets (“NPAs”)	$12,135	$11,530
Troubled Debt Restructurings (“TDRs”)	$15,689	$18,477
Accruing TDR's	$11,365	$11,742
Nonaccrual TDRs	$4,324	$6,735
Average outstanding loan balance	$1,197,470	$1,234,732
Loans, end of period	$1,248,654	$1,237,581
Total assets, end of period	$1,753,477	$1,649,095
ALL, at beginning of period	$17,043	$10,320
Loans charged off:
Commercial/Agricultural real estate	(251)	—
C&I/Agricultural operating	(7)	(1,091)
Residential mortgage	—	(78)
Consumer installment	(76)	(149)
Total loans charged off	(334)	(1,318)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	10	150
C&I/Agricultural operating	61	44
Residential mortgage	12	20
Consumer installment	40	77
Total recoveries of loans previously charged off:	123	291
Net loans charged off (“NCOs”)	(211)	(1,027)
Additions to ALL via provision for loan losses charged to operations	—	7,750
ALL, at end of period	$16,832	$17,043
Ratios:
ALL to NCOs (annualized)	3,988.63%	1,659.49%
NCOs (annualized) to average loans	0.02%	0.08%
ALL to total loans	1.35%	1.38%
NPLs to total loans	0.97%	0.92%
NPAs to total assets	0.69%	0.70%

The following table shows the detail of non-performing assets by originated and acquired portfolios:

Nonperforming Originated / Acquired Assets
(in thousands, except ratios)

	September 30, 2021	December 31, 2020	September 30, 2020
Nonperforming assets:
Originated nonperforming assets:
Nonaccrual loans	$6,408	$3,649	$3,255
Accruing loans past due 90 days or more	295	415	698
Total originated nonperforming loans (“NPL”)	6,703	4,064	3,953
Other real estate owned (“OREO”)	—	63	352
Other collateral owned	2	41	56
Total originated nonperforming assets (“NPAs”)	$6,705	$4,168	$4,361
Acquired nonperforming assets:
Nonaccrual loans	$5,298	$7,098	$9,899
Accruing loans past due 90 days or more	130	171	252
Total acquired nonperforming loans (“NPL”)	5,428	7,269	10,151
Other real estate owned (“OREO”)	2	93	404
Other collateral owned	—	—	—
Total acquired nonperforming assets (“NPAs”)	$5,430	$7,362	$10,555
Total nonperforming assets (“NPAs”)	$12,135	$11,530	$14,916
Loans, end of period	$1,248,654	$1,237,581	$1,230,139
Total assets, end of period	$1,753,477	$1,649,095	$1,622,593
Ratios:
Originated NPLs to total loans	0.54%	0.33%	0.32%
Acquired NPLs to total loans	0.43%	0.59%	0.83%
Originated NPAs to total assets	0.38%	0.25%	0.27%
Acquired NPAs to total assets	0.31%	0.45%	0.65%
Nonperforming assets increased by $0.6 million to $12.1 million at September 30, 2021 from December 31, 2020. This increase is largely due to a $4.5 million commercial real estate loan secured by a senior living facility, partially offset by reductions in acquired non-performing loans. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.

Nonaccrual Loans Roll forward:

	Quarter Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Balance, beginning of period	$8,075	$8,678	$10,747	$13,154	$14,787
Additions	4,859	863	430	912	716
Acquired nonaccrual loans	—	—	—	—	—
Charge offs	(24)	(58)	(205)	(2)	(141)
Transfers to OREO	—	—	(45)	—	(172)
Return to accrual status	—	(696)	(291)	—	(165)
Payments received	(1,202)	(712)	(1,935)	(3,317)	(1,744)
Other, net	(2)	—	(23)	—	(127)
Balance, end of period	$11,706	$8,075	$8,678	$10,747	$13,154
Nonaccrual TDR loans decreased to $4.3 million at September 30, 2021 from $6.7 million at December 31, 2020.

	September 30, 2021		December 31, 2020		September 30, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Commercial/Agricultural real estate	12	$4,711	16	$4,695	19	$5,480
C&I/Agricultural operating	4	3,685	4	3,836	5	3,868
Residential mortgage	39	2,925	43	3,162	42	3,178
Consumer installment	6	44	8	49	7	53
Total loans	61	$11,365	71	$11,742	73	$12,579
Classified assets decreased to $27.1 million at September 30, 2021, from $28.5 million at December 31, 2020, largely due to the reduction in accruing substandard loans, partially offset by the modest increase in nonperforming assets, which are substandard assets. Nonperforming assets increased to $12.1 million or 0.69% of total assets at September 30, 2021 compared to $11.5 million or 0.70% of total assets at December 31, 2020. Included in nonperforming assets at September 30, 2021 are $5.4 million of nonperforming assets acquired during recent whole-bank acquisitions.
The table below shows a summary of criticized loans for the past five quarters. Substandard loans, largely due to reductions in non-performing loans, have decreased each quarter, except for the current quarter ended September 30, 2021. This increase was largely due to a $4.5 million commercial real estate loan secured by a senior living facility, as noted above. Special mention loans increased during the first and second quarters in 2021 due to a single hotel loan. Due to improving cash flow, this hotel loan was rated a pass loan during the quarter ended September 30, 2021. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for additional information.

	(in thousands)
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Special mention loan balances	$2,548	$12,308	$13,659	$6,672	$7,777
Substandard loan balances	27,137	25,890	26,064	28,541	32,922
Criticized loans, end of period	$29,685	$38,198	$39,723	$35,213	$40,699
Hotels and restaurants represent our portfolio’s two industry sectors most directly and adversely affected by the recent pandemic and related government actions. These sector loans totaled approximately $109 million and $41 million, respectively, at September 30, 2021. The weighted-average loan-to-value percentage and debt service coverage ratio on these hotel industry sector loans were 56% and 2.3 times, respectively. Approximately $23.8 million of restaurant sector loans are to franchise quick-service restaurants.
As of September 30, 2021, the Bank had $20.6 million of remaining loan modifications, due to pandemic-related borrower requests. Hotel industry sector loans represent approximately $19.2 million of the approved deferrals at September 30, 2021 and represented the only remaining commercial loan deferrals. Approximately $6.0 million of the hotel modifications are scheduled to resume their regular principal and interest payments in the fourth quarter, with the remaining loan scheduled to resume their regular payment in the first quarter of 2022. The hotel modifications were third deferrals under the CARES ACT. With this third deferral, the customer will make interest only payments which were funded by deposits made with the Bank at the time of modification. While the Company has no indication that any of the modified credits are specifically impaired, additional risk and uncertainty inherent in the current pandemic-affected environment have been considered. See “Allowance for Loan Losses” section above for discussion of pandemic-related qualitative factor, and related provision for loan losses.
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
The fair market value of the Company’s MSR asset increased from $3.3 million at December 31, 2020, to $4.2 million at September 30, 2021, primarily due to higher future forecasted interest rates and resulting lower forecasted prepayment. As a result, $1.3 million of previously recorded impairments on the MSR asset was reversed during the nine-month period ended September 30, 2021.
The unpaid balances of one- to four-family residential real estate loans serviced for others as of September 30, 2021, and December 31, 2020, were $557.1 million and $553.7 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at September 30, 2021, and December 31, 2020, was 0.75% and 0.59%, respectively.
Deposits. Deposits increased $113.1 million to $1.41 billion at September 30, 2021, from $1.30 billion at December 31, 2020. This growth is due to non-maturity deposit growth, split between both retail and commercial deposits. This growth was partially offset by retail certificates of deposit decreasing by $87.7 million, as the Company chose not to match higher rate local retail certificate competition. Some of the decrease in retail certificates has moved to money markets.
The following is a summary of deposits by type at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
Non-interest bearing demand deposits	$280,611	$238,348
Interest bearing demand deposits	381,315	301,764
Savings accounts	229,623	196,348
Money market accounts	291,242	245,549
Certificate accounts	225,524	313,247
Total deposits	$1,408,315	$1,295,256
Brokered deposits included above:	$2,520	$2,516

Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at September 30, 2021 and December 31, 2020 is as follows:

		September 30, 2021			December 31, 2020
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2021	$—	—%	—%	$8,000	0.00%	2.16%
	2022	11,000	2.45%	2.45%	15,000	2.34%	2.45%
	2023	20,000	1.43%	1.44%	20,000	1.43%	1.44%
	2024	20,530	0.00%	1.45%	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	12,500	0.52%	0.86%

Subtotal		111,530			123,530
Unamortized discount on acquired notes		(18)			(32)
Federal Home Loan Bank advances, net		$111,512			$123,498

Senior Notes (5)	2031	$28,856	3.50%	3.50%	$28,856	3.25%	3.50%

Subordinated Notes (6)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
		$30,000			$30,000

Unamortized debt issuance costs		$(456)			$(528)
Total other borrowings		$58,400			$58,328

Totals		$169,912			$181,826
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $782,715 and $723,862 at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $162,875 compared to $118,391 as of December 31, 2020.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $123,530 and $162,530, during the nine months ended September 30, 2021 and the twelve months ended December 31, 2020, respectively.
(3) The weighted-average interest rates on FHLB borrowings maturing within twelve months as of September 30, 2021 and December 31, 2020 were 2.45% and 1.02%, respectively.
(4) FHLB term notes totaling $55,000, with various maturity dates in 2029 and 2030, can be called or replaced by the FHLB on a quarterly basis.
(5) Senior notes, entered into by the Company in June 2019 consist of the following:

(a) A term note, which was subsequently refinanced in October 2020, requiring quarterly interest-only payments through June 2022, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate with a floor rate of 3.25%.
(b) A $5,000 line of credit, maturing in August 2022, that remains undrawn upon.
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
FHLB advances decreased $12.0 million to $111.5 million as of September 30, 2021, compared to $123.5 million as of December 31, 2020. The Bank terminated $8.0 million of advances in the quarter ended March 31, 2021, incurring a $0.1 million prepayment penalty, as we modestly reduced excess liquidity. In the second quarter of 2021, a $4 million advance matured. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of September 30, 2021, is approximately $162.9 million.
The Bank’s origination of SBA PPP loans allowed the Bank to gain access to the Federal Reserve’s PPPLF facility, whereby the Bank could pledge SBA PPP loans, by date of origination, up to the contractual maturity of the Bank’s SBA PPP loans with no collateral haircut. This FRB PPPLF program expired on July 30, 2021. Due to the program expiration and the strong growth in non-maturity deposits discussed above, the Bank had no outstanding borrowings under this facility at, or at any time during the quarters ended September 30, 2021, or December 31, 2020, respectively or nine months ended September 30, 2021. In July 2021, the Bank pledged these SBA PPP loans to the FHLB.
At both September 30, 2021 and December 31, 2020, the Bank had $55 million of 10-year, three-month callable advances.
See Note 7, “Federal Home Loan Bank and Federal Reserve Bank Advances and Other Borrowings” for more information.
At September 30, 2021, the Bank has pledged $782.7 million of loans to secure the current FHLB outstanding advances and letters of credit and to provide the unused borrowing capacity, compared to $723.9 million of loans pledged at December 31, 2020.

Stockholders’ Equity. Total stockholders’ equity was $165.9 million at September 30, 2021, compared to $160.6 million at December 31, 2020. The increase in stockholder’s equity was due to the Company’s net income of $15.2 million. This increase was partially offset by: 1) the repurchase of approximately 604 thousand shares of its common stock, which reduced equity by $7.7 million; 2) the payment of the annual cash dividend paid in February to common stockholders of $0.23 per share or $2.5 million; and 3) a decrease in the unrealized gain on available for sale securities of $0.26 million.
The Company repurchased all remaining authorized shares of the Company’s stock under the November 2020 share repurchase program during the three months ended September 30, 2021. On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, approximately 144 thousand shares, were repurchased during the quarter ended September 30, 2021. The Company is authorized to repurchase an additional 389 thousand shares under this July 2021 share repurchase program.
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; short-term investments; and borrowings. We use our sources of funds primarily to meet ongoing commitments, to pay non-renewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At September 30, 2021, our on-balance sheet liquidity ratio was 20.7%. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank’s control, including general interest rates, economic conditions and competition. Although $198.4 million of our $225.5 million (87.99%) September 30, 2021 CD portfolio matures within the next 12 months, we have historically retained a majority of our maturing CDs. Due to strategic pricing decisions regarding rate matching based on currently liquidity levels, our retention rate may decrease in the future, although some deposits may be retained and moved to money market accounts. At September 30, 2021, the Bank had approximately $47.2 million of certificate of deposit accounts maturing in the fourth quarter of 2021, with a weighted average cost of approximately 0.8%, and approximately $155.7 million of certificate of deposit accounts maturing in 2022, with a weighted average cost of approximately 1.5%. Approximately 80% of the 2022 maturities occur in the first half of 2022. The approximate weighted average cost of new certificates in the first three quarter of 2021 was below 0.50%. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of September 30, 2021, we had approximately $162.9 million available under this arrangement, supported by loan collateral, as compared to $118.4 million at December 31, 2020. In the quarter ended June 30, 2020, the Bank’s origination of SBA PPP loans allowed the Bank to gain access to the Federal Reserve’s PPPLF facility, whereby the Bank could pledge SBA PPP loans, by date of origination, up to the contractual maturity of the Bank’s SBA PPP loans with no collateral haircut. This FRB PPPLF program expired on July 30, 2021. Due to the program expiration and the strong growth in non-maturity deposits discussed above, the Bank had no outstanding borrowings under this facility at, or at any time during the quarters ended September 30, 2021, or December 31, 2020, respectively or nine months ended September 30, 2021. In July 2021, the Bank pledged these SBA PPP loans to the FHLB. As the SBA PPP loans are forgiven, the collateral will reduce and our borrowing capacity under this facility will be reduced.
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
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2021, the Company had $320.1 million in unused commitments, compared to $247.3 million in unused commitments as of December 31, 2020.
Capital Resources. As of September 30, 2021, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2021 (Unaudited)
Total capital (to risk weighted assets)	$181,257	13.6%	$106,602	> =	8.0%	$133,252	> =	10.0%
Tier 1 capital (to risk weighted assets)	164,598	12.4%	79,951	> =	6.0%	106,602	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	164,598	12.4%	59,963	> =	4.5%	86,614	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	164,598	9.6%	68,273	> =	4.0%	85,342	> =	5.0%
As of December 31, 2020 (Audited)
Total capital (to risk weighted assets)	$171,702	14.7%	$93,381	> =	8.0%	$116,726	> =	10.0%
Tier 1 capital (to risk weighted assets)	157,081	13.5%	70,035	> =	6.0%	93,381	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	157,081	13.5%	52,527	> =	4.5%	75,872	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	157,081	9.9%	63,718	> =	4.0%	79,647	> =	5.0%
At September 30, 2021, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of September 30, 2021 (Unaudited)
Total capital (to risk weighted assets)	$175,558	13.2%	$106,602	> =	8.0%
Tier 1 capital (to risk weighted assets)	128,899	9.7%	79,951	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	128,899	9.7%	59,963	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	128,899	7.6%	68,273	> =	4.0%
As of December 31, 2020 (Audited)
Total capital (to risk weighted assets)	$166,703	14.3%	$93,381	> =	8.0%
Tier 1 capital (to risk weighted assets)	122,082	10.5%	70,035	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	122,082	10.5%	52,527	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	122,082	7.7%	63,718	> =	4.0%

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
•originating balloon mortgage loans with a term of seven years or less;
•managing our funding needs growing core deposits;
•utilize brokered certificate of deposits and borrowings as appropriate, which may have fixed rates with varying maturities;
•purchasing investment securities to modify our interest rate risk profile
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin. With the growth in the investment securities portfolio, largely due to the purchase of mortgage-backed securities, the Company’s planned actions reduced asset sensitivity in the first quarter of 2021. In addition, the Company originated loan growth, which reduce overnight interest-bearing cash and the reduction in short-term SBA PPP loans, also reduce asset sensitivity. As such, the Company is now modestly liability sensitive.
The following table sets forth, at September 30, 2021 and December 31, 2020 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of September 30, 2021 and December 31, 2020, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2021	At December 31, 2020

+300 bp	(3)%	15%
+200 bp	(2)%	11%
+100 bp	(1)%	7%
-100 bp	6%	—%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2021, and December 31, 2020.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2021	At December 31, 2020

+300 bp	(7)%	3%
+200 bp	(4)%	3%
+100 bp	(2)%	2%
-100 bp	1%	(1)%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2021, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at reaching a level of reasonable assurance.
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

Item 1A.RISK FACTORS
The information in this Form 10-Q should be read in conjunction with the risk factors described in “Risk Factors” in Item 1A of our 2020 10-K and in “Risk Factors” in Item 1A of our Form 10Q for the quarter ended March 31, 2021 and the information under “Forward-Looking Statements” in this Form 10-Q, our Form 10Q for the quarters ended March 31, 2021 and June 30, 2021 and in our 2020 10-K.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)Issuer Purchases of Equity Securities.
On November 30, 2020, the Board of Directors adopted a stock repurchase program. Under this program the Company was authorized to repurchase up to approximately 5% of the outstanding shares of its common stock as of November 30, 2020, or 557,728 shares, from time to time. The 36 thousand shares remaining under this authorization as of the beginning of the quarter ended September 30, 2021 were repurchased during the quarter.
On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of July 23,2021, or 532,962 shares, from time to time. During the quarter ended September 30, 2021, approximately 144 thousand shares were repurchased under this authorization. The table below shows information about our repurchases of our common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	13,568	$13.63	13,568	556,228
August 1, 2021 - August 31, 2021	130,000	$13.90	130,000	426,228
September 1, 2021 - September 30, 2021	37,200	$13.77	37,200	389,028
Total	180,768	$13.85	180,768

Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Not applicable.

Item 6.EXHIBITS
(a) Exhibits

3.1
Amendment to the Bylaws of Citizens Community Bancorp, Inc. dated June 10, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on June 10, 2021 (File No. 001-33003)).

10.1	Business Note Renewal, dated August 1, 2021, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (filed herewith).
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: November 8, 2021	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: November 8, 2021	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer