Form 10-K
period 2021-12-31
Citizens Community Bancorp Inc.
filed 2022-03-02
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price as of June 30, 2021, was approximately $138.8 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At March 2, 2022 there were 10,536,544 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-K
December 31, 2021

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
•interest rate risk;
•lending risk;
•higher lending risks associated with our commercial and agricultural banking activities;
•the sufficiency of loan allowances;
•changes in the fair value or ratings downgrades of our securities;
•competitive pressures among depository and other financial institutions;
•disintermediation risk;
•our ability to maintain our reputation;
•our ability to maintain or increase our market share;
•our ability to realize the benefits of net deferred tax assets;
•our inability to obtain needed liquidity;
•our ability to raise capital needed to fund growth or meet regulatory requirements;
•our ability to attract and retain key personnel;
•our ability to keep pace with technological change;
•prevalence of fraud and other financial crimes;
•cybersecurity risks;
•the possibility that our internal controls and procedures could fail or be circumvented;
•our ability to successfully execute our acquisition growth strategy;
•risks posed by acquisitions and other expansion opportunities, including difficulties and delays in integrating the acquired business operations or fully realizing the cost savings and other benefits;
•restrictions on our ability to pay dividends;
•the potential volatility of our stock price;
•accounting standards for loan losses;
•legislative or regulatory changes or actions, or significant litigation, adversely affecting the Company or Bank;
•public company reporting obligations;
•changes in federal or state tax laws; and
•changes in accounting principles, policies or guidelines and their impact on financial performance.
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
In this Annual Report, the periods presented are the fiscal years ended December 31, 2021 (which we sometimes refer to in this Annual Report as “fiscal 2021”) and December 31, 2020 (which we sometimes refer to in this Annual Report as “fiscal 2020”).

PART 1
ITEM 1. BUSINESS
General
Citizens Community Bancorp, Inc. (the “Company”) is a Maryland corporation organized in 2004. The Company is a bank holding company and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and by the Federal Reserve Bank. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal N.A. (the “Bank”), and providing commercial, agricultural and consumer banking activities through the Bank. At December 31, 2021, we had approximately $1.74 billion in total assets, $1.39 billion in deposits, and $170.9 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share, per share and capital ratio amounts, are stated in thousands.
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
Our total gross outstanding loans, before net deferred loan costs and unamortized discounts on acquired loans, as of December 31, 2021, were $1.32 billion, consisting of $1.04 billion in commercial/agricultural real estate loans, $162.5 million in C&I/agricultural operating loans, $94.9 million in residential mortgage loans and $24.8 million in consumer installment loans. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis” for further analysis of our loan portfolio.
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
Deposits. We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2021, our total deposits were $1.39 billion including interest bearing deposits of $1.11 billion and non-interest bearing deposits of $0.28 billion.
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
The likelihood and timing of any changes, and the impact such changes may have on the Company and the Bank, are difficult to predict. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to the Company or the Bank. All of the foregoing may have a material adverse effect on our business, operations, and earnings.
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
The Company is currently a “smaller reporting company” which allows us to provide certain simplified and scaled disclosures in our filings with the SEC. We will remain a smaller reporting company for so long as the market value of the Company’s common stock held by non-affiliates as of the end of its most recently completed second fiscal quarter is less than $250 million, or as of the same period the Company’s annual revenues are less than $100 million and its public float is less than $700 million. In addition, we are currently considered a “non-accelerated filer” and will maintain that status for so long as the Company’s annual revenues are less than $100 million, and its public float is more than $75 million but less than $700 million
Sarbanes-Oxley Act.
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
Section 404 of SOX requires management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting. If the Company were to be classified as an “accelerated filer” rather than a “non-accelerated filer,” then we would become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act. Section 404(b) requires that an independent registered public accounting firm provide an attestation report on the Company’s internal control over financial reporting and the operating effectiveness of these controls, making the public reporting process more costly.

The Dodd-Frank Act
In July 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations, some of which have not yet been issued in final form. The Dodd-Frank Act and implementing regulations have increased the regulatory burden, compliance cost and interest expense for the Company and the Bank.
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank, and their holding companies.
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
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person or group may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. The Change in Bank Control

Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, the CBCA prohibits any entity from acquiring 25% (the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. The Federal Reserve Board recently issued a final rule (which became effective October 1, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of non-control that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of non-control. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago based on activity and membership requirements. As of December 31, 2021, the Bank had $7.9 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock.
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
At March 2, 2022, we had 225 full-time employees and 248 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.
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
In particular, the COVID-19 pandemic, restrictions intended to prevent and mitigate its spread, challenges related to vaccination rollout and new variants of the virus has and is expected to continue to (and the future outbreak of other highly infectious or contagious diseases likely would) significantly and negatively impact financial markets and economic conditions in our markets, the United States and globally. As a result, consumer confidence and consumer credit factors have been, and may be further, negatively impacted. Consequently, our business, financial condition and results of operations have been and could be further significantly and adversely affected. See also “The COVID-19 pandemic may continue to cause adverse economic conditions and could have an adverse impact on our financial condition and our results of operations and other aspects of our business.”

The COVID-19 pandemic may continue to cause adverse economic conditions and could have an adverse impact on our financial condition and our results of operations and other aspects of our business. We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it may lead to a global recession. These conditions may continue and worsen in the near term. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the long term effects that the COVID-19 pandemic could have on our business. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, liquidity or prospects will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain or address its impact.
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
We participate as an approved lender pursuant to the Paycheck Protection Program, which was established under the congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The Paycheck Protection Program gives small businesses and self-employed individuals guaranteed loans and loan forgiveness to stay in business during the COVID-19 pandemic, subject to certain requirements. As an SBA-approved lender, we secured more than $194 million in authorized funding for our customers under the Paycheck Protection Program. As a result of factors including the fact that the Paycheck Protection Program is a new program that was created urgently in response to the COVID-19 outbreak, lenders and customers have experienced, and may experience further, challenges in the administration and debt forgiveness process.
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
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
We are subject to interest rate risk. Through our banking subsidiary, the Bank, our profitability depends in large part on our net interest income, which is the difference between interest earned from interest earning assets, such as loans and mortgage-backed securities, and interest paid on interest bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increase faster than the interest earned on loans and investments. As a result of the economic impacts of the COVID-19 pandemic, interest rates in the United States have been reduced, and may be even further reduced. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time due to many factors that are beyond our control, including but not limited to: general economic conditions and government policy decisions, especially policies of the Federal Reserve Bank. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk. In particular, reduced interest rates negatively impact our results of operations. See also “The COVID-19 pandemic may continue to cause adverse economic conditions and could have an adverse impact on our financial condition and our results of operations and other aspects of our business.”
We are subject to lending risk. There are inherent risks associated with our lending activities. These risks include the impact of changes in interest rates and changes in the economic conditions in the markets we serve, as well as those across the United States. Our exposure to lending risk is managed through the use of consistent underwriting standards, and we avoid highly leveraged transactions as well as excessive industry and other concentrations, but there can be no assurance that our risk mitigation measures will be effective in avoiding undue credit risk. An increase in interest rates or weakening economic conditions (such as high levels of unemployment), including weakening economic conditions as a result of the COVID-19 pandemic, has and could further adversely impact the ability of borrowers to repay outstanding loans, or could substantially weaken the value of collateral securing those loans. As of December 31, 2021, the Bank had $6.6 million of COVID-19 related modifications under Section 4013 of the CARES Act remaining. See “Allowance for Loan Losses” for discussion of COVID-19 qualitative factors, and related provision for loan losses. Downward pressure on real estate values could increase the potential for problem loans and thus have a direct impact on our consolidated results of operations. In addition, we may purchase real estate, or we may foreclose on and take title to real estate. Although we exercise prudent due diligence when making loans, we could be subject to environmental liabilities with respect to these properties. See also “The COVID-19 pandemic may continue to cause adverse economic conditions and could have an adverse impact on our financial condition and our results of operations and other aspects of our business.”
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
Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At December 31, 2021, $203.1 million of our securities, were classified as available for sale and $71.1 million were classified as held to maturity. The estimated fair value of our available for sale securities portfolio may increase or decrease depending on market conditions. Our available for sale securities portfolio is comprised of fixed-rate, and to a lesser extent, floating rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our available for sale securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.
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
Competition may affect our results. Competition in the banking and financial services industry is intense. Our profitability depends upon our continued ability to compete in our primary market area. We face strong competition in originating loans, in seeking deposits and in offering other banking services. We compete with commercial banks, trust companies, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Our market area is also served by commercial banks and savings associations that are substantially larger than us in terms of deposits and loans, have greater human and financial resources, and may offer certain services that we do not or cannot provide. This competitive climate can make it difficult to establish, maintain and retain relationships with new and existing customers and can lower the rate we are able to charge on loans, increase the rates we must offer on deposits, and affect our charges for other services. Those factors can, in turn, adversely affect our results of operations and profitability.
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
Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes. As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customers' information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity in recent periods. Given such increase in electronic fraudulent activity and the growing level of use of electronic, internet-based and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place. Nationally, reported incidents of fraud and other financial crimes have increased. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.
We rely on network and information systems and other technologies, and, as a result, we are subject to various Cybersecurity risks. Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. Our business involves the storage and transmission of customers’ personal information. While we have internal policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, as well as contracts and service agreements with applicable outside vendors, we cannot be assured that any such failures, interruptions or security breaches will not occur or, if they do, that they will be addressed adequately. Any failure or interruption of these systems could result in failures or disruptions in our loan, deposit, general ledger and other systems. We rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business. Although we have implemented measures to prevent security breaches, cyber incidents and other security threats, our facilities and systems, and those of third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events that could have a material adverse effect on our business.
Although, to date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Furthermore, the storage and transmission of such data is regulated at the federal and state level. Privacy information security laws and regulation changes, and compliance therewith, may result in cost increases due to system changes and the development of new administrative processes. If we fail to comply with applicable laws and regulations or experience a data security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, our reputation could be damaged, possibly resulting in lost future business, and we could be subject to fines, penalties, administrative orders and other legal risks as a result of a breach or non-compliance.
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
Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 9,957,783 shares of our common stock held by nonaffiliates as of March 2, 2022. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile, which may make it difficult for investors to resell shares at the volume, prices and times desired. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.
REGULATORY AND COMPLIANCE RISKS
A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations. The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. The FASB extended the effective date of CECL from January 2021 to January 2023 for smaller reporting companies such as the Company. Once effective, this will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Banking regulators expect the new accounting standard will increase the allowance for loan losses. Any change in the allowance for loan losses at the time of adoption will be an adjustment to retained earnings and would change the Bank’s capital levels. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

We operate in a highly regulated environment, and are subject to changes, which could increase our cost structure or have other negative impacts on our operations. The banking industry is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. We are also subject to regulation by the SEC. Our compliance with these regulations, including compliance with regulatory commitments, is costly. Regulation includes, among other things, capital and reserve requirements, the level of deposit insurance premiums assessed, permissible investments and lines of business, mergers and acquisitions, restrictions on transactions with insiders and affiliates, anti-money laundering regulations, dividend limitations, community reinvestment requirements, limitations on products and services offered, loan limits, geographical limits, and consumer credit regulations. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the Deposit Insurance Fund, our depositors and the public, rather than our stockholders. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums could have a material impact on our operations. Failure to comply with applicable laws, regulations or policies could result in sanction by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, consolidated financial condition and results of operations. In addition, any change in government regulation could have a material adverse effect on our business or our ability to pay dividends.
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
Our reporting obligations as a public company are costly. Reporting requirements of a public company change depending on the reporting classification in which the Company falls as of the end of its second quarter of each fiscal year. The Company is currently a “smaller reporting company” which allows us to provide certain simplified and scaled disclosures in our filings. We will remain a smaller reporting company for so long as the market value of the Company’s common stock held by non-affiliates as of the end of its most recently completed second fiscal quarter is less than $250 million, or as of the same period the Company’s annual revenues are less than $100 million and its public float is less than $700 million. In addition, the Company is currently considered a “non-accelerated filer” and will maintain that status for so long as the Company’s annual revenues are less than $100 million, and its public float is more than $75 million but less than $700 million. If the Company were to be classified as an “accelerated filer” rather than a “non-accelerated filer,” then we would become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act. Section 404(b) requires that an independent registered public accounting firm provide an attestation report on the Company’s internal control over financial reporting and the operating effectiveness of these controls, making the public reporting process more costly.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases its main administrative offices located at 2174 EastRidge Center, Eau Claire, WI 54701. At December 31, 2021, the Bank had a total of 25 full-service branch offices located in the Wisconsin cities of Altoona, Barron, Eau Claire, Ellsworth, Ettrick, Ladysmith, Lake Hallie, Mondovi, Osseo, Rice Lake (2), Spooner, Strum and
Tomah (2); and the Minnesota cities of Albert Lea, Blue Earth, Fairmont, Faribault, Mankato, Oakdale, Red Wing, St. James, St. Peter and Wells. Of these, the Bank owns 20 and leases the remaining 5 branch offices. Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs. For more information on our properties and equipment, see Note 5, Office Properties and Equipment of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information on our leases, see Note 7, Leases of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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
We had approximately 601 stockholders of record at March 2, 2022. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
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

Securities Authorized for Issuance Under Equity Compensation Plans
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.

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
On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of July 23, 2021, or 532,962 shares, from time to time. During the quarter ended December 31, 2021, approximately 16 thousand shares were repurchased under this authorization. The table below shows information about our repurchases of our common stock during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	16,300	$13.87	16,300	372,728
November 1, 2021 - November 30, 2021	—	$—	—	372,728
December 1, 2021 - December 31, 2021	—	$—	—	372,728
Total	16,300	$—	16,300

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our results of operations for the year ended December 31, 2021 and December 31, 2020, and our financial position as of December 31, 2021 and December 31, 2020, respectively. The MD&A should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this Annual Report on Form 10-K for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended December 31, 2021 and December 31, 2020.
PERFORMANCE SUMMARY
The following is a brief summary of some of the significant factors that affected our operating results for the twelve months ended December 31, 2021 and 2020. In 2021, net interest income was favorably impacted by the following: (1) income realized from the origination of the Small Business Administration Paycheck Protection Program (“SBA PPP”) loans; (2) loan growth and related growth in loan interest income; (3) growth in the investment securities portfolio; (4) lower deposit costs due to the lower interest rate environment, and partially offset by; (5) lower accretion of discounts associated with the paydown of purchased credit impaired loans; and (6) lower interest income on loans and cash and cash equivalents due to the lower interest rate environment. The Company recorded no provision for loan losses in 2021 largely due to qualitative factor decreases to reflect greater certainty and improvement in current general economic conditions, offsetting the impact of organic loan growth. In 2021’s higher interest rate and tight housing supply environment, the Company experienced fewer mortgage loans originated for sale, which decreased gain on sale and income recorded in loan servicing income from the capitalization of mortgage servicing rights, partially offset by a reversal of mortgage servicing rights impairment and a decrease in variable compensation tied to mortgage loan production.
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
We reported net income of $21.27 million for the twelve months ended December 31, 2021, compared to net income of $12.73 million for the twelve months ended December 31, 2020. Diluted earnings per share were $1.98 for the twelve months ended December 31, 2021, compared to $1.14 for the twelve months ended December 31, 2020. Return on average assets for the twelve months ended December 31, 2021, was 1.23%, compared to 0.80% for the twelve months ended December 31, 2020. The return on average equity was 12.97% for the twelve months ended December 31, 2021, and 8.29% for the comparable period in 2020.

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
Allowance for Loan Losses.
We maintain an allowance for loan losses to absorb probable and inherent losses in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable incurred losses in our loan portfolio. In evaluating the level of the allowance for loan losses, we consider the types of loans and the amount of loans in our loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, prevailing economic conditions and other relevant factors determined by management. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued by the Federal Financial Institutions Examination Council (FFIEC). We believe that the Bank’s Allowance for Loan Losses Policy conforms to all applicable regulatory requirements. However, based on periodic examinations by regulators, the amount of the allowance for loan losses recorded during a particular period may be adjusted.
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
Goodwill and Other Intangible Assets.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of December 31, 2021, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired, and “step two” is not considered necessary. If the carrying value of the company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill.

In 2021, the Company performed quarterly reviews to determine if a triggering event had occurred that would require impairment testing. These quarterly reviews determined that no triggering event occurred during 2021. The Company performed its required annual goodwill impairment test as of December 31, 2021, and determined that goodwill was not impaired.
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
In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of operations. Examples include but are not limited to: loans, investment securities, goodwill, core deposit intangible assets and deferred tax assets, among others. Specific assumptions, estimates and judgments utilized by management are discussed in detail herein in management’s discussion and analysis of financial condition and results of operations and in notes 1, 2, 3, 4, 5, 6, 13 and 14 of Notes to Consolidated Financial Statements.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of Federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of Federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of December 31, 2021, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

STATEMENT OF OPERATIONS ANALYSIS
Twelve months ended December 31, 2021 vs. Twelve months ended December 31, 2020
Net Interest Income. Net interest income represents the difference between the dollar amount of interest earned on interest bearing assets and the dollar amount of interest paid on interest bearing liabilities. The interest income and expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin.
Net interest income was $53.7 million for 2021 compared to $50.3 million for 2020. The increase is largely due to an increase in SBA PPP accretion, which increased $4.1 million. The net interest margin for 2021 was 3.34% compared to 3.40% for 2020. The decrease in the net interest margin percentage was due to the following factors: 1) a decrease in the accretion of discounts associated with the paydown of purchased credit impaired loans; 2) a full year of interest expense on the Company’s issuance of 6% subordinated debt in August 2020; 3) the increase in lower yielding cash and investment securities as a percentage of interest-earning assets; and 4) lower interest income on loans, securities and cash and cash equivalents due to the lower interest rate environment.These decreases were partially offset by: 1) higher income SBA PPP accretion and 2) lower deposit costs due to a decrease in interest rates in 2020 and the Company’s action to reduce higher costing certificates of deposits. Accretion on purchased credit impaired loans recognized due to loan payoffs or significant reductions in loan balances was $0.4 million in 2021, which was a decrease of $2.3 million from accretion recognized in 2020 or $2.7 million. In 2021, the Bank recognized $6.2 million of accretion of net origination fees and contractual interest income of $0.7 million in 2021 and $2.1 million of accretion of net origination fees and contractual interest income of $1.0 million in 2020. Remaining deferred SBA PPP fees were approximately $0.3 million at December 31, 2021. Interest expense on liabilities decreased $3.9 million in 2021 due to the lower interest rate environment and actions taken by the Bank to reduce interest rates paid. The Bank has approximately $179 million of certificates of deposit maturing in 2022, at a weighted average cost of approximately 1.35%. Of these, $64 million mature in the first quarter of 2022, with a weighted average cost of 1.50%. $73 million mature in the second quarter of 2022 with a weighted average cost of approximately 1.50%. These favorable items were offset by the negative impacts of a lower interest rate environment resulting in lower yields on loans, investments and cash and cash equivalents.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest earning assets on a tax-equivalent basis, rates paid on interest bearing liabilities and the resultant spread at December 31, 2021 and December 31, 2020. Non-accruing loans average balances are included in the table with the loans carrying a zero yield.

	Twelve months ended December 31, 2021			Twelve months ended December 31, 2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$99,839	$122	0.12%	$52,016	$162	0.31%
Loans	1,216,244	58,172	4.78%	1,234,732	59,763	4.84%
Interest-bearing deposits	2,047	45	2.20%	3,914	96	2.45%
Investment securities (1)	271,715	5,009	1.84%	174,396	3,789	2.17%
Other investments	15,025	687	4.57%	15,081	717	4.75%
Total interest earning assets (1)	$1,604,870	$64,035	3.99%	$1,480,139	$64,527	4.36%
Average interest bearing liabilities:
Savings accounts	$212,867	$369	0.17%	$174,184	$435	0.25%
Demand deposits	367,103	1,047	0.29%	268,311	1,065	0.40%
Money market	269,620	783	0.29%	244,632	1,446	0.59%
CD’s	224,708	3,200	1.42%	316,264	6,325	2.00%
IRA’s	39,699	451	1.14%	42,039	729	1.73%
Total deposits	$1,113,997	$5,850	0.53%	$1,045,430	$10,000	0.96%
FHLB Advances and other borrowings	173,029	4,518	2.61%	186,724	4,272	2.29%
Total interest bearing liabilities	$1,287,026	$10,368	0.81%	$1,232,154	$14,272	1.16%
Net interest income		$53,667			$50,255
Interest rate spread			3.18%			3.20%
Net interest margin (1)			3.34%			3.40%
Average interest earning assets to average interest bearing liabilities			1.25%			1.20%

(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21% for the twelve months ended December 31, 2021 and 2020. The FTE adjustment to net interest income included in the rate calculations totaled $3 thousand and $1 thousand for the twelve month periods ended December 31, 2021 and 2020, respectively.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to 1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant); and 2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant).

	Twelve months ended December 31, 2021 v. 2020 increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$109	$(149)	$(40)
Loans	(889)	(702)	(1,591)
Interest-bearing deposits	(42)	(9)	(51)
Investment securities	1,889	(669)	1,220
Other investments	(3)	(27)	(30)
Total interest earning assets	$1,064	$(1,556)	$(492)
Interest expense:
Savings accounts	$86	$(152)	$(66)
Demand deposits	338	(356)	(18)
Money market accounts	136	(799)	(663)
CD’s	(1,522)	(1,603)	(3,125)
IRA’s	(39)	(239)	(278)
Total deposits	(1,001)	(3,149)	(4,150)
FHLB Advances and other borrowings	(329)	575	246
Total interest bearing liabilities	(1,330)	(2,574)	(3,904)
Net interest income	$2,394	$1,018	$3,412

(1)the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
Provision for Loan Losses. We determine our provision for loan losses (“provision”, or “PLL”) to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio.
There was no provision for loan losses recorded in 2021 compared to $7.8 million for 2020. In 2021, the impact of growth in the originated loan portfolio and modest charge-offs were offset by a reduction in Q-Factors related to economic qualitative factor decreases to reflect reduced uncertainty in current general economic conditions and a modest reduction in the unallocated reserve. In 2020, the provision allocated for originated loan growth was approximately $1.2 million for 2020 and provision related to charge-offs and changes in specific reserves was approximately $1.2 million. The remaining provision in 2020 related to qualitative factor increases to reflect uncertainty in current general economic conditions and a modest increase in unallocated ALL.
Management believes that the provisions for the year ended December 31, 2021 and 2020, are both adequate in view of the present condition of the Bank’s loan portfolio and the sufficiency of collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or other factors could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See Note 1, “Nature of Business and Summary of Significant Accounting Policies - Allowance for Loan Losses” of “Notes to Consolidated Financial Statements and Supplementary Data” to this Form 10-K, for further analysis of the provision for loan losses.

Non-Interest Income. The following table reflects the various components of non-interest income for 2021 and 2020, respectively.

	Twelve months ended December 31,		Change from prior year
	2021	2020	2021 over 2020
Non-interest Income:
Service charges on deposit accounts	$1,726	$1,832	(5.79)%
Interchange income	2,354	2,029	16.02%
Loan servicing income	3,322	4,158	(20.11)%
Gain on sale of loans	5,399	6,693	(19.33)%
Loan fees and service charges	705	1,383	(49.02)%
Insurance commission income	—	475	N/M
Net gains on investment securities	1,224	110	1,012.73%
Net gain on sale of acquired business lines	—	432	N/M
Settlement proceeds	—	131	N/M
Other	1,094	1,205	(9.21)%
Total non-interest income	$15,824	$18,448	(14.22)%
    N/M means not meaningful
Service charges on deposit accounts decreased $106 thousand due to fewer overdrafts attributable to the impact of higher average balances in retail checking accounts.
Interchange income increased due to an increase in our customer spending utilizing debit cards.
Loan servicing income decreased largely due to decreased capitalized mortgage servicing rights as a result of lower mortgage loan origination sold volumes.
The decrease in gain on sale of loans in 2021 is due to lower mortgage loan origination and sale volumes, partially offset by an increase in SBA loans sold.
Net gains on investment securities increased in 2021 due to the $573 thousand net gain on sale of primarily senior debt of large bank holding companies and lower yielding trust preferred securities, which helped fund loan growth and decrease 100% risk weighted AFS securities compared to a $156 thousand gain on sale of high premium mortgage-backed certificates in 2020. The net gains on investment securities remaining increase was due to the increase in the market value of our investment in Farmer Mac and Bankers’ Bank stock.
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

Non-Interest Expense. The following table reflects the various components of non-interest expense for 2021 and 2020.

	Twelve months ended December 31,		% Change From prior year
	2021	2020	2021 over 2020
Non-interest Expense:
Compensation and related benefits	$22,723	$22,256	2.10%
Occupancy	5,327	5,523	(3.55)%
Data processing	5,560	5,193	7.07%
Amortization of intangible assets	1,596	1,622	(1.60)%
Mortgage servicing rights expense, net	191	3,050	(93.74)%
Advertising, marketing and public relations	986	967	1.96%
FDIC premium assessment	551	584	(5.65)%
Professional services	1,542	1,757	(12.24)%
Gains on repossessed assets, net	(199)	(259)	(23.17)%
Other	2,255	2,980	(24.33)%
Total non-interest expense	$40,532	$43,673	(7.19)%
Non-interest expense (annualized) / Average assets	2.35%	2.74%

Compensation expense increased in 2021 primarily due to an increase in incentives based on performance, such as commercial loan growth origination.
Data processing increases were due to higher loan balances and larger deposit balances.
Mortgage servicing rights expense, net benefited from the reversal of previously recorded impairment charges of $1.4 million in 2021 compared to impairment charges of $1.8 million in 2020. This decrease is due to the impact of lower actual and forecasted prepayment rates. The remaining increase is due to higher amortization based on the current interest rate environment and a modestly larger mortgage servicing portfolio.
Professional fees decreased in 2021 largely due to less utilization of third parties in completing one-time and ongoing projects.
Other non-interest expense decreased in 2021 due to lower origination and branch closure costs in 2020 of $165 thousand.
Income Taxes. Income tax provision was $7.7 million in 2021 compared to $4.6 million for 2020 primarily due to the impact of higher pre-tax income. The tax rate remained nearly flat at 26.6% in 2021 and 26.4% in 2020.
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

BALANCE SHEET ANALYSIS
Total assets increased $90.5 million to $1.74 billion at December 31, 2021, from $1.65 billion at December 31, 2020. Strong originated loan growth and net purchases in the Bank’s investment portfolio were funded by strong deposit growth and a reduction in cash and cash equivalents.
Cash and Cash Equivalents. Cash and cash equivalents decreased from $119.4 million at December 31, 2020, to $47.7 million at December 31, 2021. As noted above, this decrease, along with deposit growth, funded loan and investment portfolio growth.
Investment Securities. We manage our securities portfolio to provide liquidity, in an effort to improve interest rate risk, and enhance income. Our investment portfolio is comprised of securities available for sale (“AFS”) and securities held to maturity (“HTM”).
Securities AFS (recorded at fair value), which represent the majority of our investment portfolio, increased to $203.1 million at December 31, 2021, compared with $144.2 million at December 31, 2020. This increase was primarily due to purchases of $99 million of agency mortgage-backed securities and purchases of debt issued by bank holding companies, largely subordinated debt of $27 million. In 2021, the sale of trust preferred securities issued by bank holding companies with an amortized cost of $17.4 million and $10.6 million of non-CDFI bank holding company senior debt, reduced the portfolio of these securities to zero. The weighted average coupon of these sales was 2.2%. The sale of these 100% risk-weighted assets partially offset the impact of loan growth on risk-weighted assets and increased the overall yield of interest-earning assets. In addition, the bank sold $9.7 million of other AFS securities, largely U.S. agency mortgage-backed securities. These 2021 sales resulted in net realized gains of $573 thousand, which is included in net gains on investment securities in the Consolidated Statements of Operations
During the year ended December 31, 2020, the Bank sold approximately $10.8 million of fixed rate mortgage-backed certificates with a net realized gain of $156 thousand, which is included in net gain on investment securities in the Consolidated Statement of Operations.
In 2021, the Bank purchased $39 million of HTM securities, consisting largely of U.S. agency mortgage-backed securities. This growth was offset by principal repayments.
The amortized cost and market values of our investment securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
December 31, 2021
U.S. government agency obligations	$25,826	$26,265
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	107,636	107,167
Corporate debt securities	35,342	35,588
Corporate asset-backed securities	33,902	33,908
Trust preferred securities	—	—
Total available for sale securities	$202,846	$203,068

December 31, 2020
U.S. government agency obligations	$33,048	$33,365
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	39,454	40,991
Corporate debt securities	17,199	17,462
Corporate asset-backed securities	36,039	35,827
Trust preferred securities	16,297	16,448
Total available for sale securities	$142,177	$144,233

Held to maturity securities	Amortized Cost	Fair Value
December 31, 2021
Obligations of states and political subdivisions	$4,600	$4,593
Mortgage-backed securities	66,541	64,584
Total held to maturity securities	$71,141	$69,177

December 31, 2020
Obligations of states and political subdivisions	$600	$602
Mortgage-backed securities	42,951	43,182
Total held to maturity securities	$43,551	$43,784
The amortized cost and fair values of our investment securities by maturity, as of December 31, 2021 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$140	$140
Due after one year through five years	4,903	4,971
Due after five years through ten years	40,410	40,818
Due after ten years	49,757	49,972
Total securities with contractual maturities	95,210	95,901
Mortgage-backed securities	107,636	107,167
Total available for sale securities	$202,846	$203,068

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	4,300	4,298
Due after five years through ten years	300	295
Total securities with contractual maturities	4,600	4,593
Mortgage-backed securities	66,541	64,584
Total held to maturity securities	$71,141	$69,177
The amortized cost and fair values of our investment securities by maturity, as of December 31, 2020 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	3,833	4,095
Due after five years through ten years	44,405	44,880
Due after ten years	54,485	54,267
Total securities with contractual maturities	102,723	103,242
Mortgage-backed securities	39,454	40,991
Total available for sale securities	$142,177	$144,233

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	200	200
Due after five years through ten years	400	402
Total securities with contractual maturities	600	602
Mortgage-backed securities	42,951	43,182
Total held to maturity securities	$43,551	$43,784
The following tables show the fair value and gross unrealized losses of securities with unrealized losses, as of the dates indicated below, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. government agency obligations	$1,169	$1	$—	$—	$1,169	$1
Corporate debt securities	17,240	142	735	15	17,975	157
Corporate asset-backed securities	19,296	127	—	—	19,296	127
Trust preferred securities	—	—	—	—	—	—
Total available for sale securities	$126,715	$1,148	$735	$15	$127,450	$1,163

December 31, 2020
U.S. government agency obligations	$7,654	$17	$6,834	$53	$14,488	$70
Corporate debt securities	3,447	27	1,418	82	4,865	109
Corporate asset-backed securities	—	—	24,310	316	24,310	316
Trust preferred securities	5,612	38	—	—	5,612	38
Total available for sale securities	$16,713	$82	$32,562	$451	$49,275	$533

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Obligations of states and political subdivisions	$593	$7	$—	$—	$593	$7
Mortgage-backed securities	46,969	1,346	14,716	715	61,685	2,061
Total held to maturity securities	$47,562	$1,353	$14,716	$715	$62,278	$2,068

December 31, 2020
Mortgage-backed securities	$16,538	$34	$—	$—	$16,538	$34
Total held to maturity securities	$16,538	$34	$—	$—	$16,538	$34
Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

The composition of our investment securities portfolio by credit rating as of the periods indicated below was as follows:

	December 31,		December 31,
	2021		2020
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$131,115	$131,008	$72,502	$74,356
AAA	9,662	9,710	11,142	11,088
AA	26,727	26,762	25,037	24,879
A	5,700	5,720	8,713	8,925
BBB	29,642	29,868	24,783	24,985
Below investment grade	—	—	—	—
Non-rated	—	—	—	—
Total available for sale securities	$202,846	$203,068	$142,177	$144,233

	December 31,		December 31,
	2021		2020
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$66,541	$64,584	$42,951	$43,182
AAA	—	—	—	—
AA	4,000	4,000	—	—
A	600	593	600	602
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	—	—	—	—
Total	$71,141	$69,177	$43,551	$43,784
At December 31, 2021, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $3.9 million and mortgage-backed securities with a carrying value of $2.9 million as collateral against specific municipal deposits. At December 31, 2021, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.9 million as collateral against a borrowing line of credit with the Federal Reserve Bank of Minneapolis. However, at December 31, 2021, there were no borrowings outstanding on this Federal Reserve Bank line of credit. At December 31, 2021, the Bank also has mortgage-backed securities with a carrying value of $0.3 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
Loans. Total loans outstanding, net of deferred loan fees and costs, increased to $1.31 billion at December 31, 2021, from $1.24 billion at December 31, 2020.
Gross loan growth consisted largely of $191 million in commercial real estate loans and, $56 million of multi-family real estate loans. The portfolio shrinkage in construction and development was largely offset by agricultural and commercial and industrial growth. We also experienced net forgiveness of $115 million of SBA PPP loans. The planned runoff of the residential mortgage portfolio of $43 million and indirect loans of $10 million contributed to reduced growth in the loan portfolio.

The following table reflects the composition, or mix, of our loan portfolio at December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial/Agricultural real estate:
Commercial real estate	$698,465	53.3%	$507,675	40.9%
Agricultural real estate	78,495	6.0%	68,795	5.6%
Multi-family real estate	178,349	13.6%	122,152	9.9%
Construction and land development	79,520	6.1%	98,517	8.0%
Residential mortgage:
Residential mortgage	90,990	6.9%	131,386	10.6%
Purchased HELOC loans	3,871	0.3%	6,260	0.5%
Total real estate loans	1,129,690	86.2%	934,785	75.5%
C&I/Agricultural operating and Consumer installment loans:
C&I/Agricultural operating:
Commercial and industrial ("C&I)	122,167	9.3%	116,553	9.4%
Agricultural operating	31,588	2.4%	32,785	2.6%
Consumer installment:
Originated indirect paper	15,971	1.2%	25,851	2.1%
Other consumer	8,874	0.7%	13,213	1.1%
Total C&I/Agricultural operating and Consumer installment loans	178,600	13.6%	188,402	15.2%
Gross loans before SBA PPP loans	1,308,290	99.8%	1,123,187	90.7%
SBA PPP Loans	8,755	0.7%	123,702	10.0%
Gross loans	1,317,045	100.5%	1,246,889	100.7%
Unearned net deferred fees and costs and loans in process	(2,482)	(0.2)%	(4,245)	(0.3)%
Unamortized discount on acquired loans	(3,600)	(0.3)%	(5,063)	(0.4)%
Total loans (net of unearned income and deferred expense)	1,310,963	100.0%	1,237,581	100.0%
Allowance for Loan losses	(16,913)		(17,043)
Total loans receivable, net	$1,294,050		$1,220,538

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. As illustrated above, at December 31, 2021, the largest loan concentration we identified was commercial real estate loans which comprised 53% of our total loan portfolio. Approximately 86% of our total gross loans are secured by real estate.

The following table sets forth, as of December 31, 2021 and December 31, 2020 respectively the fixed and adjustable-rate loans in our loan portfolio:

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate loans:
Commercial/Agricultural real estate	$412,797	31.5%	$347,617	28.1%
Residential mortgage	61,964	4.7%	90,105	7.3%
Total fixed rate real estate loans	474,761	36.2%	437,722	35.4%
Non-real estate loans:
C&I/Agricultural Operating	117,770	9.0%	237,062	19.2%
Consumer installment	24,828	1.9%	38,998	3.2%
Total fixed rate non-real estate loans	142,598	10.9%	276,060	22.3%
Total fixed rate loans	617,359	47.1%	713,782	57.7%
Adjustable-rate loans:
Real estate loans:
Commercial/Agricultural real estate	622,032	47.5%	449,523	36.3%
Residential mortgage	32,897	2.5%	47,540	3.8%
Total adjustable-rate real estate loans	654,929	50.0%	497,063	40.2%
Non-real estate loans:
C&I/Agricultural operating	44,740	3.4%	35,978	2.9%
Consumer installment	17	—%	66	—%
Total adjustable-rate non-real estate loans	44,757	3.4%	36,044	2.9%
Total adjustable-rate loans	699,686	53.4%	533,107	43.1%
Gross loans	1,317,045		1,246,889
Unearned net deferred fees and costs and loans in process	(2,482)	(0.2)%	(4,245)	(0.3)%
Unamortized discount on acquired loans	(3,600)	(0.3)%	(5,063)	(0.9)%
Total loans (net of unearned income)	1,310,963	100.0%	1,237,581	100.0%
Allowance for loan losses	(16,913)		(17,043)
Total loans receivable, net	$1,294,050		$1,220,538

Loan amounts, their contractual maturities and weighted average interest rates at December 31, 2021 are shown below. SBA PPP loans at an interest rate of 1% are included in the C&I/agricultural operating segment amounts as follows: (1) $2.1 million is included in the one year or less amounts and (2) $6.7 million is included in the one year to five-year amounts.

	Real estate				Non-real estate
	Commercial/Agricultural real estate		Residential mortgage		C&I/Agricultural operating		Consumer installment		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less (1)	$60,102	4.42%	$5,234	4.50%	$50,573	3.71%	$871	6.98%	$116,780	4.13%
Due after one year through five years	223,257	3.85%	10,259	4.52%	65,031	3.69%	10,774	5.80%	$309,321	3.91%
Due after five years	751,470	3.88%	79,368	4.69%	46,906	3.93%	13,200	5.36%	$890,944	3.98%
	$1,034,829	3.91%	$94,861	4.66%	$162,510	3.76%	$24,845	5.61%	$1,317,045	3.98%
(1)Includes loans having no stated maturity and overdraft loans.
Loan amounts, their contractual maturities and interest rates at December 31, 2020 are shown below. SBA PPP loans of $123.7 million at an interest rate of 1% are included in the one year to five-year amounts in the C&I/agricultural operating segment.

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

The following table summarizes SBA PPP loans by origination year as of December 31, 2021 and December 31, 2020, respectively.

	2020 Originations		2021 Originations		Total
	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income
SBA PPP loans, December 31, 2019	$—	$—	$—	$—	$—	$—
2020 SBA PPP loan originations	139,310	5,119	—	—	139,310	5,119
Less: 2020 SBA PPP loan forgiveness and fee accretion	(15,608)	(2,128)	—	—	(15,608)	(2,128)
SBA PPP loans, December 31, 2020	123,702	2,991	—	—	123,702	2,991
2021 SBA PPP loan originations	—	—	55,854	3,494	55,854	3,494
Less: 2021 SBA PPP loan forgiveness and fee accretion	(121,574)	(2,987)	(49,227)	(3,201)	(170,801)	(6,188)
SBA PPP loans, December 31, 2021	$2,128	$4	$6,627	$293	$8,755	$297
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

Changes in the ALL by loan portfolio segment for the periods presented were as follows:

	Commercial/Agricultural Real Estate	C&I/Agricultural Operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Year ended December 31, 2021:
Allowance for Loan Losses:
Beginning balance, January 1, 2021	$10,271	$2,112	$1,041	$489	$906	$14,819
Charge-offs	(51)	—	—	(54)	—	(105)
Recoveries	14	110	9	41	—	174
Provision	2,120	(263)	(532)	(251)	(132)	942
Total Allowance on originated loans	$12,354	$1,959	$518	$225	$774	$15,830
Other acquired loans:
Beginning balance, January 1, 2021	$1,684	$141	$335	$64	$—	$2,224
Charge-offs	(200)	(7)	—	(27)	—	(234)
Recoveries	14	13	4	4	—	35
Provision	(642)	(78)	(209)	(13)	—	(942)
Total allowance on other acquired loans	$856	$69	$130	$28	$—	$1,083
Total allowance on acquired loans	$856	$69	$130	$28	$—	$1,083
Ending balance, December 31, 2021	$13,210	$2,028	$648	$253	$774	$16,913

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Year ended December 31, 2020:
Allowance for Loan Losses:
Beginning balance, January 1, 2020	$6,205	$1,643	$879	$467	$357	$9,551
Charge-offs	—	(932)	(5)	(145)	—	(1,082)
Recoveries	75	8	7	69	—	159
Provision	3,991	1,393	160	98	549	6,191
Total Allowance on originated loans	$10,271	$2,112	$1,041	$489	$906	$14,819
Other acquired loans:
Beginning balance, January 1, 2020	$526	$27	$163	$53	$—	$769
Charge-offs	—	(159)	(74)	(3)	—	(236)
Recoveries	77	33	15	7	—	132
Provision	1,081	240	231	7	—	1,559
Total Allowance on other acquired loans	$1,684	$141	$335	$64	$—	$2,224
Total Allowance on acquired loans	$1,684	$141	$335	$64	$—	$2,224
Ending balance, December 31, 2020	$11,955	$2,253	$1,376	$553	$906	$17,043

The specific credit allocation for the ALL is based on a regular analysis of all originated loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At December 31, 2021, the Company had evaluated loans for impairment with a recorded investment of $31.7 million, consisting of $11.2 million PCI loans, with a carrying amount of $10.5 million, $9.9 million of TDR loans, net of TDR PCI loans and $11.3 million of substandard non-TDR non-PCI loans. The $31.7 million total of loans individually evaluated for impairment includes $8.0 million of performing TDR loans. At December 31, 2020, the Company had evaluated loans for impairment with a recorded investment of $42.3 million, consisting of $17.9 million of PCI loans with a carrying amount of $16.9 million, $15.6 million TDR loans, net of TDR PCI loans and $9.8 million of substandard non-TDR, non-PCI loans. The $42.3 million total of loans individually evaluated for impairment includes $11.7 million of performing TDR loans.

At December 31, 2021, the allowance for loan losses was $16.9 million or 1.29% of total loans compared to $17.0 million or 1.38% of our total loan portfolio at December 31, 2020. This level was based on our analysis of the loan portfolio risk at each of December 31, 2021, and December 31, 2020, as discussed above. The decrease in allowance dollars is due to modest net charge-offs in 2021. The slight decrease in the allowance for loan losses to total loan portfolio percentage was primarily due to the impact of growth in the originated loan portfolio, largely offset by a reduction in Q-Factors related to economic qualitative factor decreases to reflect reduced uncertainty in current general economic conditions. The percentage of allowance for loan losses was also helped by a decrease in gross acquired loans. The percentage of gross acquired loans to gross loans, excluding SBA PPP loans, decreased to 15% at December 31, 2021, compared to 25% at December 31, 2020. At December 31, 2021, the Bank had $198.6 million in gross acquired loans, which were recorded at fair market value at acquisition. The Bank had $286.2 million in gross acquired loans at December 31, 2020, which were recorded at fair market value at acquisition.
Allowance for Loan Losses to Loans, net of SBA PPP Loans

	December 31, 2021	December 31, 2020
Loans, end of period	$1,310,963	$1,237,581
SBA PPP loans, net of deferred fees	(8,457)	(120,711)
Loans, net of SBA PPP loans and deferred fees	$1,302,506	$1,116,870
Allowance for loan losses	$16,913	$17,043
ALL to loans net of SBA PPP loans and deferred fees	1.30%	1.53%
ALL to loans, end of period	1.29%	1.38%
All of the nine factors identified in the FFIEC’s Interagency Policy Statement on the Allowance for Loan and Lease Losses are taken into account in determining the ALL. The impact of the factors in general categories are subject to change; thus, the allocations are management’s estimate of the loan loss categories in which the probable and inherent loss has occurred as of the date of our assessment. Of the nine factors, we believe the following have the greatest impact on our customers’ ability to repay loans and our ability to recover potential losses through collateral sales: (1) lending policies and procedures; (2) economic and business conditions; and (3) the value of the underlying collateral. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allocated allowance. The general component of our ALL-covers non-impaired loans and is based on historical loss experience adjusted for these and other qualitative factors. In addition, management continues to refine the ALL estimation process as new information becomes available. These refinements could also cause increases or decreases in the ALL. The unallocated portion of the ALL is intended to account for imprecision in the estimation process or relevant current information that may not have been considered in the process.
Loans 30-89 days or more past due decreased $16.7 million at December 31, 2021, compared to December 31, 2020, largely related to decreases in commercial real estate and construction and land development loans 30-59 days delinquent. Nonaccrual loans increased modestly to $11.7 million at December 31, 2021, from $10.7 million at December 31, 2020, primarily due to an increase in commercial real estate due to a $4.5 million loan. Nonaccrual loans related to acquisitions decreased to $5.2 million at December 31, from $7.3 million at December 31, 2020. We believe our credit and underwriting policies continue to support more effective lending decisions by the Bank, which increases the likelihood of maintaining loan quality going forward. Refer to the “Risk Management and the Allowance for Loan Losses” section below for more information related to non-performing loans.
For the year ended December 31, 2021, loan charge-offs were $0.339 million compared to $1.318 million for the year ended December 31, 2020, largely due to a decrease in commercial and industrial loans.
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
COVID-19 Loan Modifications. In response to COVID-19, our banking regulator issued an Interagency Statement encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual obligations due to COVID-19. Additionally, Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020, until the earlier of December 31, 2020, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act is terminated. Section 541 of the Consolidated Appropriations Act, 2021 extends this relief to the earlier of January 1, 2022, or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act. In accordance with this guidance, the Bank instituted a plan to offer modifications to impacted borrowers. The Bank continues to work with borrowers as the pandemic persists and is requiring additional support in exchange for additional modifications beyond the original term. As of December 31, 2021, the Bank’s COVID-19 related modifications under Section 4013 of the CARES Act, totaled $6.6 million, or 0.5% of gross loans versus $61 million, or 5.0% of gross loans at December 31, 2020. At December 31, 2021, hotel industry sector loans represented $6.0 million of the approved deferrals, compared to $51.6 million at December 31, 2020. The Bank has approximately $6.0 million of total payment deferrals expiring in the first quarter of 2022.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	December 31, 2021 and twelve months ended	December 31, 2020 and twelve months ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$5,374	$827
Agricultural real estate	3,490	5,084
Commercial and industrial (“C&I”)	298	357
Agricultural operating	993	1,872
Residential mortgage	1,433	2,451
Consumer installment	77	156
Total nonaccrual loans	$11,665	$10,747
Accruing loans past due 90 days or more	160	586
Total nonperforming loans (“NPLs”)	11,825	11,333
Other real estate owned	1,406	156
Other collateral owned	2	41
Total nonperforming assets (“NPAs”)	$13,233	$11,530
Troubled Debt Restructurings (“TDRs”)	$12,523	$18,477
Nonaccrual TDRs	$4,539	$6,735
Average outstanding loan balance	$1,216,244	$1,234,732
Loans, end of period	$1,310,963	$1,237,581
Total assets, end of period	$1,739,628	$1,649,095
ALL, at beginning of period	$17,043	$10,320
Loans charged off:
Commercial/Agricultural real estate	(251)	—
C&I/Agricultural operating	(7)	(1,091)
Residential mortgage	—	(78)
Consumer installment	(81)	(149)
Total loans charged off	(339)	(1,318)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	28	150
C&I/Agricultural operating	123	44
Residential mortgage	13	20
Consumer installment	45	77
Total recoveries of loans previously charged off:	209	291
Net loans charged off (“NCOs”)	(130)	(1,027)
Additions to ALL via provision for loan losses charged to operations	—	7,750
ALL, at end of period	$16,913	$17,043
Ratios:
ALL to NCOs (annualized)	13,010.00%	1,659.49%
NCOs (annualized) to average loans	0.01%	0.08%
ALL to total loans	1.29%	1.38%
NPLs to total loans	0.90%	0.92%
NPAs to total assets	0.76%	0.70%

The following table shows the detail of non-performing assets by originated and acquired portfolios.
Nonperforming Originated and Acquired Assets

	December 31, 2021	December 31, 2020
Nonperforming assets:
Originated nonperforming assets:
Nonaccrual loans	$6,448	$3,649
Accruing loans past due 90 days or more	63	415
Total originated nonperforming loans (“NPL”)	6,511	4,064
Other real estate owned (“OREO”)	—	63
Other collateral owned	2	41
Total originated nonperforming assets (“NPAs”)	$6,513	$4,168
Acquired nonperforming assets:
Nonaccrual loans	$5,217	$7,098
Accruing loans past due 90 days or more	97	171
Total acquired nonperforming loans (“NPL”)	5,314	7,269
Other real estate owned (“OREO”)	1,406	93
Other collateral owned	—	—
Total acquired nonperforming assets (“NPAs”)	$6,720	$7,362
Total nonperforming assets (“NPAs”)	$13,233	$11,530
Loans, end of period	$1,310,963	$1,237,581
Total assets, end of period	$1,739,628	$1,649,095
Ratios:
Originated NPLs to total loans	0.50%	0.33%
Acquired NPLs to total loans	0.41%	0.59%
Originated NPAs to total assets	0.37%	0.25%
Acquired NPAs to total assets	0.39%	0.45%
Non-performing assets include non-performing loans, other real estate owned, and other collateral owned. Our non-performing assets were $13.2 million, or 0.76% of total assets, at December 31, 2021, compared to $11.5 million, or 0.70% of total assets, at December 31, 2020. The increase was largely due to an increase in originated nonaccrual loans and the transfer of $1.4 million of a former branch asset to OREO, partially offset by a decrease in acquired nonaccrual loans.
Nonaccrual Loans Roll forward

	Year Ended
	December 31, 2021	December 31, 2020
Balance, beginning of period	$10,747	$19,056
Additions	6,580	5,346
Charge offs	(288)	(770)
Transfers to OREO	(64)	(1,057)
Return to accrual status	(1,017)	(1,987)
Payments received	(4,271)	(9,240)
Other, net	(22)	(601)
Balance, end of period	$11,665	$10,747

The table below shows the totals of accruing troubled debt restructurings as of December 31, 2021, and December 31, 2020. The 2021 decrease in troubled debt restructurings in dollars was largely due to one C&I loan of $3.0 million that paid in full in 2021.

Troubled Debt Restructurings in Accrual Status

	December 31, 2021		December 31, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Commercial/Agricultural real estate	11	$4,618	16	$4,695
C&I/Agricultural Operating	3	649	4	3,836
Residential mortgage	36	2,681	43	3,162
Consumer installment	6	36	8	49
Total loans	56	$7,984	71	$11,742

The table below shows the totals of special mention, substandard and the total of these, known as criticized loans as of December 31, 2021, and 2020. The decrease in criticized loans in 2021 was largely due to decreases in acquired substandard loans and a reduction in originated accruing TDR loans, nonperforming and other substandard loans.

	December 31, 2021	December 31, 2020
Special mention loan balances	$4,536	$6,672
Substandard loan balances	22,817	28,541
Criticized loans, end of period	$27,353	$35,213
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
Non-accretable difference:

	Year Ended
	December 31, 2021	December 31, 2020
Non-accretable difference, beginning of period	$1,087	$6,290
Additions to non-accretable difference for acquired purchased credit impaired loans	—	—
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(105)	(1,693)
Transfers from non-accretable difference to accretable discount.	(329)	(2,754)
Non-accretable difference used to reduce loan principal balance	—	(505)
Non-accretable difference transferred to OREO due to loan foreclosure	—	(251)
Non-accretable difference, end of period	$653	$1,087

Accretable difference:

The table below shows scheduled accretion by year for the accretable difference recognized due to fair value purchase accounting on recent whole bank acquisitions. In addition, the Company has $1.61 million of accretable discount from purchased impaired loans with the original non-accretable discount transferred to accretable discount. The scheduled accretion on this balance is estimated to be $100 per year; however, large balance payoffs, as seen in 2021 and 2020, would accelerate this accretion.

Fiscal years ending December 31,	Purchase Accounting Accretable Discount
2022	$828
2023	279
2024	131
2025	96
Total	1,334

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
The fair market value of the Company’s MSR asset increased to $4.3 million at December 31, 2021, from $3.3 million at December 31, 2020. This increase was primarily due to $1.4 million of impairment reversal recorded in 2021 on the MSR impairment which reduced the impairment to $0.6 million at December 31, 2021. This was partially offset by a reduction in the gross MSR balance of $0.5 million, which was due to amortization of $1.6 million and additions from originations of $1.1 million. The unpaid balances of one- to four-family residential real estate loans serviced for others as of December 31, 2021, and December 31, 2020, were $556.1 million and $553.7 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at December 31, 2021 and December 31, 2020 was 0.78% and 0.59%, respectively.
Intangible Assets. We have intangible assets of $3.9 million at December 31, 2021, compared to $5.5 million at December 31, 2020. The intangible assets are comprised of core deposit intangible assets arising from various acquisitions from 2016 through 2019. Amortization of these intangibles was $1.6 million in 2021.
Foreclosed and repossessed assets. Included in foreclosed and repossessed assets, net is a closed branch location that is being held for sale. The excess property was created when the Bank constructed a new, smaller facility on a portion of the site that better supports the Bank’s needs. The property is being held at $1,360, which was its carrying value prior to its reclassification as held for sale, as the bank has a signed purchase agreement from a non-financial institution in excess of its carrying value. As such, no gain or loss was recognized on the reclassification. The Bank expects to complete the sale in the first half of 2022.
Deposits. Deposits are our largest source of funds. Total deposits increased to $1.39 billion at December 31, 2021, from $1.30 billion at December 31, 2020. The increase in deposits, largely attributable to the growth in non-maturity deposits, allowed the Company to reduce reliance on higher cost certificates of deposit. This non-maturity deposit growth was partially offset by a $110.2 million reduction of retail certificates of deposits, as the Company chose not to match higher rates offered by local retail certificate of deposit competitors. Brokered and institutional deposits decreased to $0.0 million at December 31, 2021, from $2.5 million at December 31, 2020. The Bank believes these markets are available to the Bank if the need arises.

The following is a summary of deposits by type at December 31, 2021 and December 31, 2020, respectively:

	December 31, 2021	December 31, 2020
Non interest bearing demand deposits	$276,631	$238,348
Interest bearing demand deposits	396,231	301,764
Savings accounts	222,674	196,348
Money market accounts	288,985	245,549
Certificate accounts	203,014	313,247
Total deposits	$1,387,535	$1,295,256

Federal Home Loan Bank (FHLB) advances and other borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2021 and December 31, 2020 is as follows:

		December 31,
		2021			2020
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2021	$—	—%	—%	$8,000	—%	2.16%
	2022	11,000	2.45%	2.45%	15,000	2.34%	2.45%
	2023	20,000	1.43%	1.44%	20,000	1.43%	1.44%
	2024	20,530	0.00%	1.45%	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	12,500	0.52%	0.86%
Subtotal		111,530			123,530
Unamortized discount on acquired notes		(3)			(32)
Federal Home Loan Bank advances, net		$111,527			$123,498

Other borrowings:
Senior notes (5)	2031	$28,856	3.00%	3.50%	$28,856	3.25%	3.50%

Subordinated notes (6)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
		$30,000			$30,000

Unamortized debt issuance costs		(430)			(528)
Total other borrowings		$58,426			$58,328

Totals		$169,953			$181,826
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had pledged balances of $861,900 and $723,862 at December 31, 2021 and 2020, respectively. At December 31, 2021, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $204,271 compared to $118,391 as of December 31, 2020.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $123,530 and $162,530, during the twelve months ended December 31, 2021 and December 31, 2020, respectively.
(3) The weighted-average interest rates on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2021 and December 31, 2020 were 2.45% and 1.02%, respectively.
(4)    FHLB term notes totaling $55,000, with various maturity dates in 2029 and 2030, can be called or replaced by the FHLB on a quarterly basis.
(5)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note which was subsequently refinanced in October 2020 and modified in 2021, requiring quarterly interest-only payments through June 2022, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate with a floor rate of 3.00%, due to the modification in October 2021.
(b) A $5,000 line of credit, maturing in August 2021, that remains undrawn upon.
(6)    Subordinated notes resulted from the following:
(a) The Company’s private sale in August 2017, which bears a fixed interest rate of 6.75% for five years. In August 2022, they convert to a three-month LIBOR plus 4.90% rate, and the interest rate will reset quarterly thereafter. The note is callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments are due quarterly.

(b) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in August 2020, which bears a fixed interest rate of 6.00% for five years. In September 2025, the fixed interest rate will be reset quarterly to equal the three-month term Secured Overnight Financing Rate plus 591 basis points. The note is callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.

Federal Home Loan Bank (FHLB) advances and other borrowings
We utilize advances and other borrowings, as necessary, to supplement core deposits to meet our funding and liquidity needs and we evaluate all options for funding securities.
FHLB advances decreased to $111.5 million at December 31, 2021, from $123.5 million at December 31, 2020. An $11 million advance matures in 2022, with additional fixed-rate advances of $45.5 million maturing in 2023 through 2025. There are $55 million of advances with a stated maturity in 2029 and 2030, that are callable quarterly by the Federal Home Loan Bank. In the first quarter of 2021, the Bank terminated $8 million of advances at a pre-tax cost of approximately $100 thousand.
Stockholders’ Equity. Total stockholders’ equity was $170.9 million at December 30, 2021, compared to $160.6 million at December 31, 2020. The increase in stockholders’ equity was due to the Company’s net income of $21.3 million and restricted stock amortization of $0.8 million. This increase was partially offset by 1) the repurchase of approximately 620 thousand shares of its common stock, which reduced equity by $8.0 million; 2) the payment of the annual cash dividend, paid in February 2021, to common stockholders of $0.23 per share or $2.5 million; and 3) a decrease in the unrealized gain on available for sale securities of $1.3 million.
In November 2020, the Board of Directors authorized a 5% or 557 thousand share repurchase program. The Company repurchased all remaining authorized shares of the Company’s stock under the November 2020 share repurchase program not previously repurchased in 2020 during the year ended December 31, 2021. On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, approximately 160 thousand shares, were repurchased during the year ended December 31, 2021. The Company is authorized to repurchase an additional 373 thousand shares under this July 2021 share repurchase program
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and investments with maturities less than one-year divided by deposits with maturities less than or equal to one-year. At December 31, 2021, our liquidity ratio increased to 17.0% percent from 16.5% at December 31, 2020. This was largely due to the growth in AFS and HTM securities portfolio, which was mostly offset by a reduction in interest-bearing cash.
Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short-term investments; and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $178.8 million of our $203.0 million (88%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate decreased in 2021 and may remain at lower than historical levels in 2022 based on management’s current pricing strategy, which reflects the Bank’s current strong on-balance sheet liquidity ratio. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. Based on interest rates on scheduled maturities and lower current market interest rates, this should also improve our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $204.2 million available to borrow under this arrangement, supported by loan collateral as of December 31, 2021. At December 31, 2021, the Bank had no borrowing capacity under the Federal Reserve SAB PPP Liquidity Facility, as the program expired on July 30, 2021. We also maintain lines of credit of $0.9 million with the Federal Reserve Bank and $25 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company maintains a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have formal brokered certificate lines of credit with counter parties at December 31, 2021, we believe that the Bank could access this market, which provides an additional potential source of liquidity. See Note 9, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.
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
Off-Balance Sheet Arrangements. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2021, the Company had approximately $271.0 million in unused loan commitments, compared to approximately $247.3 million in unused commitments as of December 31, 2020. In addition, there are $5.0 million in contribution of capital for SBIC and an investment company at December 31, 2021, with no such commitments at December 31, 2020. See Note 11, “Commitments and Contingencies”; “Financial Instruments with Off-Balance Sheet Risk” of “Notes to Consolidated Financial Statements” which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.
Capital Resources. As of the dates indicated below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for the Bank.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2021
Total capital (to risk weighted assets)	$187,783	13.4%	$111,694	> =	8.0%	$139,618	> =	10.0%
Tier 1 capital (to risk weighted assets)	170,870	12.2%	83,771	> =	6.0%	111,694	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	170,870	12.2%	62,828	> =	4.5%	90,752	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	170,870	10.0%	68,323	> =	4.0%	85,403	> =	5.0%
As of December 31, 2020
Total capital (to risk weighted assets)	$171,702	14.7%	$93,381	> =	8.0%	$116,726	> =	10.0%
Tier 1 capital (to risk weighted assets)	157,081	13.5%	70,035	> =	6.0%	93,381	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	157,081	13.5%	52,527	> =	4.5%	75,872	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	157,081	9.9%	63,718	> =	4.0%	79,647	> =	5.0%
At December 31, 2021, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of December 31, 2021
Total capital (to risk weighted assets)	$182,242	13.1%	$111,694	> =	8.0%
Tier 1 capital (to risk weighted assets)	135,329	9.7%	83,771	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	135,329	9.7%	62,828	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	135,329	7.9%	68,323	> =	4.0%
As of December 31, 2020
Total capital (to risk weighted assets)	$166,703	14.3%	$93,381	> =	8.0%
Tier 1 capital (to risk weighted assets)	122,082	10.5%	70,035	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	122,082	10.5%	52,527	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	122,082	7.7%	63,718	> =	4.0%

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter as of the periods indicated below:
Year ended December 31, 2021:

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Interest income	$15,620	$15,478	$16,175	$16,762
Interest expense	2,856	2,647	2,487	2,378
Net interest income	12,764	12,831	13,688	14,384
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	12,764	12,831	13,688	14,384
Non-interest income	4,176	3,793	3,448	4,407
Non-interest expense	9,489	10,198	10,320	10,525
Income before income tax expense	7,451	6,426	6,816	8,266
Provision (benefit) for income tax	1,945	1,720	1,819	2,209
Net income	$5,506	$4,706	$4,997	$6,057
Basic earnings per share	$0.50	$0.44	$0.47	$0.58
Diluted earnings per share	$0.50	$0.44	$0.47	$0.58
Dividends paid	$0.23	$—	$—	$—
Year ended December 31, 2020:

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Interest income	$16,908	$15,886	$15,218	$16,515
Interest expense	4,237	3,583	3,309	3,143
Net interest income	12,671	12,303	11,909	13,372
Provision for loan losses	2,000	1,750	1,500	2,500
Net interest income after provision for loan losses	10,671	10,553	10,409	10,872
Non-interest income	3,603	5,013	5,062	4,770
Non-interest expense	10,731	11,392	10,724	10,826
Income before income tax expense	3,543	4,174	4,747	4,816
Provision (benefit) for income tax	937	1,105	1,267	1,246
Net income	$2,606	$3,069	$3,480	$3,570
Basic earnings per share	$0.23	$0.28	$0.31	$0.32
Diluted earnings per share	$0.23	$0.28	$0.31	$0.32
Dividends paid	$0.21	$—	$—	$—

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
•managing our funding needs by growing core deposits;
•utilizing brokered certificate of deposits and borrowings as appropriate, which may have fixed rates with varying maturities;
•purchasing investment securities to modify our interest rate risk profile
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.

The following table sets forth, at December 31, 2021 and December 31, 2020, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of December 31, 2021, and December 31, 2020, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful. The increase in changes in economic value of equity as a percentage of equity is due to the growth in non-maturity deposits, and the net reduction in longer-term fixed rate loans.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2021	At December 31, 2020
+300 bp	(5)%	15%
+200 bp	(3)%	11%
+100 bp	(1)%	7%
-100 bp	(1)%	—%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at December 31, 2021 and December 31, 2020. The growth in percent change in net interest income in the various rate shock environments is due to the growth in assumed variable-rate Federal Reserve overnight balances and variable-rate loan assets.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2021	At December 31, 2020
+300 bp	(11)%	3%
+200 bp	(7)%	3%
+100 bp	(4)%	2%
-100 bp	—%	(1)%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (Eide Bailly LLP; Phoenix, Arizona; PCAOB ID 286)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Citizens Community Bancorp, Inc. and Subsidiary
Eau Claire, Wisconsin

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with auditing standards generally accepted in the United States of America, the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2022, expressed an unmodified opinion.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses
As discussed in Notes 1 and 3 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $1.3 billion and related allowance for loan losses of $16.9 million as of December 31, 2021. The Company’s allowance for loan losses is a material and complex estimate requiring significant management’s judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio. The allowance for loan losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date.

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

The primary procedures we performed to address this critical audit matter included:

•Obtaining an understanding of the Company’s process for determining the allowance for loan losses, which includes management’s determination of and changes to qualitative adjustments as of the balance sheet date.

•Evaluating the design and testing the operating effectiveness of controls relating to the development and approval of the allowance for loan loss methodology, controls around the reliability and accuracy of the information used in the calculation and management’s review and approval of the allowance for loan losses.

•Evaluating the reasonableness of assumptions and reasonableness, accuracy and completeness of data used by management in forming the loss factors by performing retrospective review of historic loan loss experience and analyzing historical data used in developing the assumptions.

•Evaluating the appropriateness of inputs and factors that the Company used in forming the qualitative loss factors and assessing whether such inputs and factors were relevant, reliable, and reasonable for the purpose used..

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

Phoenix, Arizona
March 2, 2022

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$47,691	$119,440
Other interest bearing deposits	1,511	3,752
Securities available for sale "AFS"	203,068	144,233
Securities held to maturity "HTM"	71,141	43,551
Equity investments	1,328	200
Other investments	15,305	14,948
Loans receivable	1,310,963	1,237,581
Allowance for loan losses	(16,913)	(17,043)
Loans receivable, net	1,294,050	1,220,538
Loans held for sale	6,670	3,075
Mortgage servicing rights, net	4,161	3,252
Office properties and equipment, net	21,169	21,165
Accrued interest receivable	3,916	5,652
Intangible assets	3,898	5,494
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,408	197
Bank owned life insurance ("BOLI")	24,312	23,684
Other assets	8,502	8,416
TOTAL ASSETS	$1,739,628	$1,649,095
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,387,535	$1,295,256
Federal Home Loan Bank ("FHLB") advances	111,527	123,498
Other borrowings	58,426	58,328
Other liabilities	11,274	11,449
Total liabilities	1,568,762	1,488,531
Stockholders’ Equity:
Common stock— $0.01 par value, authorized 30,000,000; 10,502,442 and 11,056,349 shares issued and outstanding, respectively	105	111
Additional paid-in capital	119,925	126,154
Retained earnings	50,675	32,809
Accumulated other comprehensive income	161	1,490
Total stockholders’ equity	170,866	160,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,739,628	$1,649,095
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended December 31, 2021	For the year ended December 31, 2020
Interest and dividend income:
Interest and fees on loans	$58,172	$59,763
Interest on investments	5,863	4,764
Total interest and dividend income	64,035	64,527
Interest expense:
Interest on deposits	5,850	10,000
Interest on FHLB and FRB borrowed funds	1,572	1,814
Interest on other borrowed funds	2,946	2,458
Total interest expense	10,368	14,272
Net interest income before provision for loan losses	53,667	50,255
Provision for loan losses	—	7,750
Net interest income after provision for loan losses	53,667	42,505
Non-interest income:
Service charges on deposit accounts	1,726	1,832
Interchange income	2,354	2,029
Loan servicing income	3,322	4,158
Gain on sale of loans	5,399	6,693
Loan fees and service charges	705	1,383
Insurance commission income	—	475
Net gains (losses) on investment securities	1,224	110
Net gain on sale of acquired business lines	—	432
Settlement proceeds	—	131
Other	1,094	1,205
Total non-interest income	15,824	18,448
Non-interest expense:
Compensation and related benefits	22,723	22,256
Occupancy	5,327	5,523
Data processing	5,560	5,193
Amortization of intangible assets	1,596	1,622
Mortgage servicing rights expense, net	191	3,050
Advertising, marketing and public relations	986	967
FDIC premium assessment	551	584
Professional services	1,542	1,757
Gain on repossessed assets, net	(199)	(259)
Other	2,255	2,980
Total non-interest expense	40,532	43,673
Income before provision for income tax	28,959	17,280
Provision for income taxes	7,693	4,555
Net income attributable to common stockholders	$21,266	$12,725
Per share information:
Basic earnings	$1.98	$1.14
Diluted earnings	$1.98	$1.14
Cash dividends paid	$0.23	$0.21
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the year ended December 31, 2021	For the year ended December 31, 2020
Net income attributable to common stockholders	$21,266	$12,725
Other comprehensive (loss) income, net of tax:
Securities available for sale
Net unrealized (losses) gains arising during period, net of tax	(909)	2,074
Reclassification adjustment for net gains included in net income, net of tax	(420)	(113)
Other comprehensive (loss) income, net of tax	(1,329)	1,961
Comprehensive income	$19,937	$14,686
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except Shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	11,266,954	$113	$128,394	$22,517	$(471)	$150,553
Net income	—	—	—	12,725	—	12,725
Other comprehensive income, net of tax	—	—	—	—	1,961	1,961
Surrender of restricted shares of common stock	(2,641)	—	(27)	—	—	(27)
Restricted common stock awarded under the equity incentive plan	45,507	—	—	—	—	—
Common stock fractional share adjustment on acquisitions	(40)	—	—	—	—	—
Common stock repurchased	(253,431)	(2)	(2,757)	(61)	—	(2,820)
Stock option expense	—	—	14	—	—	14
Amortization of restricted stock	—	—	530	—	—	530
Cash dividends ($0.21 per share)	—	—	—	(2,372)	—	(2,372)
Balance, December 31, 2020	11,056,349	$111	$126,154	$32,809	$1,490	$160,564
Net income	—	—	—	21,266	—	21,266
Other comprehensive income, net of tax	—	—	—	—	(1,329)	(1,329)
Forfeiture of unvested shares	(1,500)	—	—	—	—	—
Surrender of restricted shares of common stock	(2,409)	—	(30)	—	—	(30)
Restricted common stock awarded under the equity incentive plan	64,399	—	—	—	—	—
Common stock options exercised	5,800	—	52	—	—	52
Common stock repurchased	(620,197)	(6)	(7,056)	(889)	—	(7,951)
Stock option expense	—	—	8	—	—	8
Amortization of restricted stock	—	—	797	—	—	797
Cash dividends ($0.23 per share)	—	—	—	(2,511)	—	(2,511)
Balance, December 31, 2021	10,502,442	$105	$119,925	$50,675	$161	$170,866
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31, 2021	For the year ended December 31, 2020
Cash flows from operating activities:
Net income attributable to common stockholders	$21,266	$12,725
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization, net of discount accretion on investment securities	103	142
Depreciation expense	2,255	1,954
Provision for loan losses	—	7,750
Net realized (gain) loss on equity securities	(651)	46
Net realized gain on debt securities	(573)	(156)
Increase in mortgage servicing rights resulting from transfers of financial assets	(1,100)	(2,020)
Mortgage servicing rights amortization and impairment, net	191	3,050
Amortization of intangible assets	1,596	1,622
Amortization of restricted stock	797	530
Net stock based compensation expense	8	14
Loss on sale of office properties and equipment	31	178
Decrease (increase) deferred income taxes	930	(2,526)
Increase in cash surrender value of life insurance	(628)	(621)
Net gain from disposals of foreclosed and repossessed assets	(199)	(259)
Gain on sale of loans held for sale, net	(5,399)	(6,693)
Net gain on sale of insurance agency	—	(252)
Net change in:
Loans held for sale	1,804	9,511
Accrued interest receivable and other assets	1,241	(1,791)
Other liabilities	(73)	581
Total adjustments	333	11,060
Net cash provided by operating activities	21,599	23,785
Cash flows from investing activities:
Net decrease in other interest bearing deposits	2,241	992
Purchase of available for sale securities	(130,545)	(28,218)
Purchase of held to maturity securities	(39,784)	(44,441)
Proceeds from sales of available for sale securities	38,239	12,091
Proceeds from principal payments of available for sale securities	32,218	54,781
Proceeds from principal payments and maturities of held to maturity securities	8,583	3,692
Proceeds from calls of held to maturity securities	3,500	—
Purchase of equity investments	(960)	—
Net purchases of other investments	126	57
Proceeds from sales of foreclosed and repossessed assets	557	2,780
Net increase in loans	(73,636)	(62,486)
Net capital expenditures	(3,778)	(2,573)
Proceeds from disposal of office properties and equipment	38	382
Net proceeds from sale of insurance agency	—	1,128
Net cash used in investing activities	(163,201)	(61,815)
Cash flows from financing activities:
Net decrease in short-term Federal Home Loan Bank advances	—	(41,000)
Amortization of fair value adjustments for acquired Federal Home Loan Bank advances	29	27
Long-term Federal Home Loan Bank advances	—	66,500
Long-term Federal Home Loan Bank maturities	(4,000)	(33,000)
Federal Home Loan Bank advance termination payments	(8,113)	—
Amortization of debt issuance costs	98	91
Proceeds from other borrowings, net of origination costs	—	14,677
Net increase in deposits	92,279	99,554
Repurchase shares of common stock	(7,951)	(2,820)

Surrender of restricted shares of common stock	(30)	(27)
Common stock options exercised	52	—
Cash dividends paid	(2,511)	(2,372)
Net cash provided by financing activities	69,853	101,630
Net (decrease) increase in cash and cash equivalents	(71,749)	63,600
Cash and cash equivalents at beginning of period	119,440	55,840
Cash and cash equivalents at end of period	$47,691	$119,440

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$6,026	$9,980
Interest on borrowings	$4,552	$3,950
Income taxes	$6,825	$7,870
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$84	$1,057
Transfers from office properties and equipment to foreclosed and repossessed assets	$1,434	$—
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
The Bank is a national banking association (a “National Bank”) and operates under the title of Citizens Community Federal National Association (“Citizens Community Federal N.A.” or “Bank”). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis (the “FRB”), and operates under the title of Citizens Community Bancorp, Inc. Wells Insurance Agency (“WIA”) was a wholly owned subsidiary of the Bank, providing insurance products to the Bank’s customers and was sold on June 30, 2020. F&M Investment Corp. of Tomah was a wholly owned subsidiary of the Bank that was formerly utilized by F&M to manage its municipal bond portfolio, and was dissolved in February 2020. The Office of the Comptroller of the Currency (the “OCC”), is the primary federal regulator for the Bank.
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
In preparing these consolidated financial statements, we evaluated the events and transactions occurring subsequent to the balance sheet date of December 31, 2021 through the date on which the consolidated financial statements were available to be issued on March 2, 2022, for items that should potentially be recognized or disclosed in these consolidated financial statements.
Unless otherwise stated herein, and except for share and per share amounts, all amounts are in thousands.
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated.
Use of Estimates—Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying transition report on Form 10-K for the year ended December 31, 2021 and external market factors such as market interest rates and unemployment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
Cash and Cash Equivalents—For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash, due from banks, and interest bearing deposits with original maturities of three months or less.
Other Interest Bearing Deposits—Other interest bearing deposits are certificate of deposit investments made by the Bank with other financial institutions that are carried at cost. The weighted average months to maturity of the interest bearing deposits is 8.97 months. Balances over $250 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of December 31, 2021 and December 31, 2020, there were no certificate of deposit accounts with a balance greater than $250.
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
Equity investments - The Company is required to maintain an investment in Federal Agricultural Mortgage Corporation (“Farmer Mac”) equity securities. Farmer Mac equity securities are carried at their fair market value, which is readily determinable. Changes in fair value are recognized as net gains (losses) on investment securities in the consolidated Statement of Operations.
Also included in equity investments are the Company’s investments in a Volker Rule-compliant Small Business Investment Company ("SBIC") and an investment fund. The SBIC and investment fund meet the definition of investment companies, as defined in ASC 946, Financial Services - Investment Companies. These investments seek returns by investing in various small businesses and do not have redemption rights. Distributions from the investments will be received as the underlying investments, which generally have a life of 10 years, are liquidated. We elected the practical expedient available in Topic 820, Fair Value Measurements, which permits the use of net asset value ("NAV") per share or equivalent to value investments in entities that are or are similar to investment companies. SBICs and investment funds report their investments at estimated fair value. We record the unrealized gains and losses resulting from changes in the fair value of these investments as gains or losses on equity securities in our consolidated statements of operations. The carrying value of these investments is equal to the capital account balance per each entities' quarterly financial statements.
Other investments - As a member of the Federal Reserve Bank System and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as other non-interest income in the consolidated statement of operations.
Also included in other investments is stock of our correspondent bank, Bankers’ Bank, without readily determinable fair value. This stock is carried at cost plus or minus changes resulting from observable price changes in orderly transactions for this stock, less other-than-temporary impairment charges, if any.
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $15,305 at December 31, 2021 consisted of $7,877 of FHLB stock, $5,200 of Federal Reserve Bank stock and $2,228 of Bankers’ Bank stock. Other investments totaling $14,948 at December 31, 2020 consisted of $8,103 of FHLB stock, $5,170 of Federal Reserve Bank stock, and $1,675 of Bankers’ Bank stock.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, accretable yield on acquired loans, and non-accretable discount on purchased credit impaired (PCI) loans. Interest income is accrued on the unpaid principal balance of these loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method over the contractual life of the loan with no prepayments assumed. If the loan is prepaid, any amortized net fee is recognized at that time. Late charge fees are recognized into income when collected.
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
Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account current with the contractual term of the loan and a six month payment history has been established. Interest on accruing troubled debt restructured (“TDR”), less than 90 days delinquent, is recognized as income as it accrues based on the revised terms of the loan over an established period of continued payment.
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
Loans Held for Sale — Loans held for sale are those loans the Company has the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or fair value. Gains and losses on sales of loans are recognized at settlement dates, and are determined by the difference between the sales proceeds and the carrying value of the loans after allocating costs to servicing rights retained. Such gains and losses are included as non-interest income in the consolidated statement of operations. All sales are made without recourse. Interest rate lock commitments on mortgage loans to be funded and sold are valued at fair value, and are included in other assets or liabilities, if material.
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
Office Properties and Equipment—Premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of office properties and equipment are reflected in income. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated using the straight-line (or accelerated) method with useful lives based on the lesser of (a) the estimated life of the lease, or (b) the estimated useful life of the leasehold improvement. Depreciation expense is included in non-interest expense on the consolidated statements of operations.
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.”  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives ranging from 48 to 111 months utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of December 31, 2021 which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2021. See Note 6 for additional information on goodwill and other intangible assets.
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
Bank Owned Life Insurance (BOLI)—The Bank invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of the policies. Income from the increase in cash surrender value of the policies as well as the receipt of death benefits is included in non-interest income on the consolidated statements of operations.
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
Debt and equity issuance costs—Debt issuance costs, which consist primarily of fees paid to note lenders, are deferred and included in other borrowings in the consolidated balance sheets. Debt issuance costs with a Company call option that originated prior to 2020 and senior note debt issuance costs, are amortized over the contractual term of the corresponding debt, as a component of interest expense on other borrowed funds in the consolidated statements of operations. Debt issuance costs that originated in 2020 and thereafter, are amortized through the first Company call option date of the corresponding debt, as a component of interest expense on other borrowed funds in the consolidated statements of operations. Specific costs associated with the issuance of shares of the Company’s common or preferred stock are netted against proceeds and recorded in stockholders’ equity, as additional paid in capital, on the consolidated balance sheets, in the period of the share issuance.
    Advertising, Marketing and Public Relations Expense—The Company expenses all advertising, marketing and public relations costs as they are incurred.
Income Taxes – The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 14, “Income Taxes” for details on the Company’s income taxes.
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
Revenue Recognition - The company’s primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts or other similar contracts.
The company accounts for revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Topic 606 provides that revenue from contracts with customers be recognized when performance obligations under the terms of a contract are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing service. The company does not have any materially significant payment terms as payment is received shortly after the satisfaction of the performance obligation. The non-interest income line items recognized under the scope of Topic 606 are as follows:
Service charges on deposit accounts - Service charges on accounts consist of monthly service fees, transaction-based fees, overdraft services and other deposit account related fees. The Company’s performance obligation for monthly services fees is generally satisfied over the period in which the service is provided. Revenue for these monthly fees is recognized during the service period. Other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied at the time the service is provided. Payment for service charges on deposit accounts are primarily received immediately or in the following month through a direct charge to a customer’s account.
Interchange income - The Company earns interchange fees when cardholder debit card transaction are processed through card association networks. The interchange rates are generally set by the card association based upon purchase volumes and other factors. Interchange fees represent a percentage of the underlying transaction value. The Company has a continuous contract, based on customary business practices, with the card association networks to make funds available for settlement of card transactions. The Company’s performance obligation is satisfied over time as it makes funds available, and the related income is recognized when received.
Insurance commission income - Commission revenue from WIA was recognized as of the effective date of the insurance policy or the date the customer was billed, whichever was later. The Company also received contingent commissions from insurance companies which were based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the Company. Contingent commissions from insurance companies were recognized when determinable. Commission revenue is included in other non-interest income in the consolidated statement of operations and has been discontinued due to the sale of WIA on June 30, 2020.
Non-interest income outside of the scope of Revenue from Contracts with Customers, Topic 606 is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income outside of the scope of Topic 606 includes mortgage banking activities, loan fees and service charges, net gains (losses) on investment securities, Net gain on sale of acquired business lines, settlement proceeds, and other, which is primarily made up of BOLI related income.
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
At December 31, 2021, the Company had $5,685 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of December 31, 2021.
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
Recent Accounting Pronouncements—Adopted
ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting--The ASU provides optional and temporary relief, in the form of optional expedients and exceptions, for applying GAAP to modifications of contracts, hedging relationships and other transactions affected by reference rate (e.g. LIBOR) reforms. ASU 2020-04 is effective for the Company immediately and through December 31, 2022. The Company utilizes LIBOR, among other indexes, as a reference rate for underwriting variable rate loans. Reference rate reform has not had, nor does the Company expect it to have, a material effect on the Company’s consolidated balance sheet, operations or cash flows.

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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of December 31, 2021 and December 31, 2020, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021
U.S. government agency obligations	$25,826	$440	$1	$26,265
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	107,636	409	878	107,167
Corporate debt securities	35,342	403	157	35,588
Corporate asset-backed securities	33,902	133	127	33,908
Total available for sale securities	$202,846	$1,385	$1,163	$203,068

December 31, 2020
U.S. government agency obligations	$33,048	$387	$70	$33,365
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	39,454	1,537	—	40,991
Corporate debt securities	17,199	372	109	17,462
Corporate asset-backed securities	36,039	104	316	35,827
Trust preferred securities	16,297	189	38	16,448
Total available for sale securities	$142,177	$2,589	$533	$144,233

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021
Obligations of states and political subdivisions	$4,600	$—	$7	$4,593
Mortgage-backed securities	66,541	104	2,061	64,584
Total held to maturity securities	$71,141	$104	$2,068	$69,177
December 31, 2020
Obligations of states and political subdivisions	$600	$2	$—	$602
Mortgage-backed securities	42,951	265	34	43,182
Total held to maturity securities	$43,551	$267	$34	$43,784
At December 31, 2021, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $863 as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2021, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2021, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $3,934 and mortgage-backed securities with a carrying value of $2,879 as collateral against specific municipal deposits. As of December 31, 2021, the Bank also has mortgage-backed securities with a carrying value of $267 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the twelve months ended December 31, 2021, gross sales of available for sale securities were $38,239, gross gains on sale of available for sale securities were $646, and gross losses on sale of available for sale securities were $73.
For the twelve months ended December 31, 2020, gross sales of available for sale securities were $12,091, gross gains on sale of available for sale securities were $157, and gross losses on sale of available for sale securities were $1.

The estimated fair value of available for sale securities at December 31, 2021 and December 31, 2020, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and securities due to the call feature.

	December 31, 2021		December 31, 2020
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$140	$140	$—	$—
Due after one year through five years	4,903	4,971	3,833	4,095
Due after five years through ten years	40,410	40,818	44,405	44,880
Due after ten years	49,757	49,972	54,485	54,267
Total securities with contractual maturities	95,210	95,901	102,723	103,242
Mortgage-backed securities	107,636	107,167	39,454	40,991
Total available for sale securities	$202,846	$203,068	$142,177	$144,233

	December 31, 2021		December 31, 2020
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$4,300	$4,298	$200	$200
Due after five years through ten years	300	295	400	402
Total securities with contractual maturities	4,600	4,593	600	602
Mortgage-backed securities	66,541	64,584	42,951	43,182
Total held to maturity securities	$71,141	$69,177	$43,551	$43,784

Securities with unrealized losses at December 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2021
U.S. government agency obligations	$1,169	$1	$—	$—	$1,169	$1
Mortgage-backed securities	89,010	878	—	—	89,010	878
Corporate debt securities	17,240	142	735	15	17,975	157
Corporate asset-backed securities	19,296	127	—	—	19,296	127
Total	$126,715	$1,148	$735	$15	$127,450	$1,163
December 31, 2020
U.S. government agency obligations	$7,654	$17	$6,834	$53	$14,488	$70
Corporate debt securities	3,447	27	1,418	82	4,865	109
Corporate asset-backed securities	—	—	24,310	316	24,310	316
Trust preferred securities	5,612	38	—	—	5,612	38
Total	$16,713	$82	$32,562	$451	$49,275	$533

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2021
Obligations of states and political subdivisions	$593	$7	$—	$—	$593	$7
Mortgage-backed securities	46,969	1,346	14,716	715	61,685	2,061
Total	$47,562	$1,353	$14,716	$715	$62,278	$2,068
December 31, 2020
Mortgage-backed securities	$16,538	$34	$—	$—	$16,538	$34
Total	$16,538	$34	$—	$—	$16,538	$34
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

Loans by classes within portfolio segments were as follows:

	December 31, 2021	December 31, 2020
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$578,395	$351,113
Agricultural real estate	52,372	31,741
Multi-family real estate	174,050	112,731
Construction and land development	78,613	91,241
C&I/Agricultural operating:
Commercial and industrial	107,937	95,290
Agricultural operating	26,202	24,457
Residential mortgage:
Residential mortgage	63,855	86,283
Purchased HELOC loans	3,871	6,260
Consumer installment:
Originated indirect paper	15,971	25,851
Other Consumer	8,473	12,056
Total originated loans before SBA PPP loans	$1,109,739	$837,023
SBA PPP loans	8,755	123,702
Total originated loans	$1,118,494	$960,725
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$120,070	$156,562
Agricultural real estate	26,123	37,054
Multi-family real estate	4,299	9,421
Construction and land development	907	7,276
C&I/Agricultural operating:
Commercial and industrial	14,230	21,263
Agricultural operating	5,386	8,328
Residential mortgage:
Residential mortgage	27,135	45,103
Consumer installment:
Other Consumer	401	1,157
Total acquired loans	$198,551	$286,164
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$698,465	$507,675
Agricultural real estate	78,495	68,795
Multi-family real estate	178,349	122,152
Construction and land development	79,520	98,517
C&I/Agricultural operating:
Commercial and industrial	122,167	116,553
Agricultural operating	31,588	32,785
Residential mortgage:
Residential mortgage	90,990	131,386
Purchased HELOC loans	3,871	6,260
Consumer installment:
Originated indirect paper	15,971	25,851
Other Consumer	8,874	13,213
Total loans before SBA PPP loans	$1,308,290	$1,123,187
SBA PPP loans	8,755	123,702
Gross loans	$1,317,045	$1,246,889
Less:
Unearned net deferred fees and costs and loans in process	(2,482)	(4,245)
Unamortized discount on acquired loans	(3,600)	(5,063)
Allowance for loan losses	(16,913)	(17,043)
Loans receivable, net	$1,294,050	$1,220,538

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
6 - Special Mention. A “Special Mention” loan has one or more potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position in the future.
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

Below is a breakdown of loans by risk rating as of December 31, 2021:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$572,724	$667	$5,004	$—	$—	$578,395
Agricultural real estate	50,834	1,267	271	—	—	52,372
Multi-family real estate	173,760	290	—	—	—	174,050
Construction and land development	75,146	—	3,467	—	—	78,613
C&I/Agricultural operating:
Commercial and industrial	107,798	57	82	—	—	107,937
Agricultural operating	23,935	764	1,503	—	—	26,202
Residential mortgage:
Residential mortgage	60,754	—	3,101	—	—	63,855
Purchased HELOC loans	3,706	—	165	—	—	3,871
Consumer installment:
Originated indirect paper	15,818	—	153	—	—	15,971
Other Consumer	8,404	—	69	—	—	8,473
Total originated loans before SBA PPP loans	1,092,879	3,045	13,815	—	—	1,109,739
SBA PPP loans	8,755	—	—	—	—	8,755
Total originated loans	$1,101,634	$3,045	$13,815	$—	$—	$1,118,494
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$116,839	$1,314	$1,917	$—	$—	$120,070
Agricultural real estate	21,051	—	5,072	—	—	26,123
Multi-family real estate	4,299	—	—	—	—	4,299
Construction and land development	735	172	—	—	—	907
C&I/Agricultural operating:
Commercial and industrial	13,931	5	294	—	—	14,230
Agricultural operating	4,936	—	450	—	—	5,386
Residential mortgage:
Residential mortgage	25,869	—	1,266	—	—	27,135
Consumer installment:
Other Consumer	398	—	3	—	—	401
Total acquired loans	$188,058	$1,491	$9,002	$—	$—	$198,551
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$689,563	$1,981	$6,921	$—	$—	$698,465
Agricultural real estate	71,885	1,267	5,343	—	—	78,495
Multi-family real estate	178,059	290	—	—	—	178,349
Construction and land development	75,881	172	3,467	—	—	79,520
C&I/Agricultural operating:
Commercial and industrial	121,729	62	376	—	—	122,167
Agricultural operating	28,871	764	1,953	—	—	31,588
Residential mortgage:
Residential mortgage	86,623	—	4,367	—	—	90,990
Purchased HELOC loans	3,706	—	165	—	—	3,871
Consumer installment:
Originated indirect paper	15,818	—	153	—	—	15,971
Other Consumer	8,802	—	72	—	—	8,874
Gross loans before SBA PPP loans	$1,280,937	$4,536	$22,817	$—	$—	$1,308,290
SBA PPP loans	8,755	—	—	—	—	8,755
Gross loans	$1,289,692	$4,536	$22,817	$—	$—	1,317,045
Less:
Unearned net deferred fees and costs and loans in process						(2,482)
Unamortized discount on acquired loans						(3,600)
Allowance for loan losses						(16,913)
Loans receivable, net						$1,294,050

Below is a breakdown of loans by risk rating as of December 31, 2020:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$349,482	$543	$1,088	$—	$—	$351,113
Agricultural real estate	30,041	446	1,254	—	—	31,741
Multi-family real estate	112,423	308	—	—	—	112,731
Construction and land development	87,763	—	3,478	—	—	91,241
C&I/Agricultural operating:
Commercial and industrial	91,474	20	3,796	—	—	95,290
Agricultural operating	22,462	934	1,061	—	—	24,457
Residential mortgage:
Residential mortgage	82,097	7	4,179	—	—	86,283
Purchased HELOC loans	5,959	—	301	—	—	6,260
Consumer installment:			—
Originated indirect paper	25,616	—	235	—	—	25,851
Other Consumer	11,986	—	70	—	—	12,056
Total originated loans before SBA PPP loans	$819,303	$2,258	$15,462	$—	$—	$837,023
SBA PPP loans	123,702	—	—	—	—	123,702
Total originated loans	$943,005	$2,258	$15,462	$—	$—	$960,725
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$148,303	$4,274	$3,985	$—	$—	$156,562
Agricultural real estate	31,147	—	5,907	—	—	37,054
Multi-family real estate	9,273	—	148	—	—	9,421
Construction and land development	7,237	—	39	—	—	7,276
C&I/Agricultural operating:
Commercial and industrial	20,918	9	336	—	—	21,263
Agricultural operating	7,838	—	490	—	—	8,328
Residential mortgage:
Residential mortgage	42,805	131	2,167	—	—	45,103
Consumer installment:
Other Consumer	1,150	—	7	—	—	1,157
Total acquired loans	$268,671	$4,414	$13,079	$—	$—	$286,164
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$497,785	$4,817	$5,073	$—	$—	$507,675
Agricultural real estate	61,188	446	7,161	—	—	68,795
Multi-family real estate	121,696	308	148	—	—	122,152
Construction and land development	95,000	—	3,517	—	—	98,517
C&I/Agricultural operating:
Commercial and industrial	112,392	29	4,132	—	—	116,553
Agricultural operating	30,300	934	1,551	—	—	32,785
Residential mortgage:
Residential mortgage	124,902	138	6,346	—	—	131,386
Purchased HELOC loans	5,959	—	301	—	—	6,260
Consumer installment:
Originated indirect paper	25,616	—	235	—	—	25,851
Other Consumer	13,136	—	77	—	—	13,213
Gross loans before SBA PPP loans	$1,087,974	$6,672	$28,541	$—	$—	$1,123,187
SBA PPP loans	123,702	—	—	—	—	123,702
Gross loans	$1,211,676	$6,672	$28,541	$—	$—	$1,246,889
Less:
Unearned net deferred fees and costs and loans in process						(4,245)
Unamortized discount on acquired loans						(5,063)
Allowance for loan losses						(17,043)
Loans receivable, net						$1,220,538

     Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the twelve months ended December 31, 2021 and December 31, 2020. A summary of the changes in those loans is as follows:

	Twelve months ended	Twelve months ended
	December 31, 2021	December 31, 2020
Balance—beginning of period	$26,483	$20,367
New loan originations	14,992	7,230
Repayments	(9,052)	(1,114)
Balance—end of period	$32,423	$26,483
Available and unused lines of credit	$75	$187
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

Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Twelve months ended December 31, 2021:
Allowance for Loan Losses:
Beginning balance, January 1, 2021	$10,271	$2,112	$1,041	$489	$906	$14,819
Charge-offs	(51)	—	—	(54)	—	(105)
Recoveries	14	110	9	41	—	174
Provision	2,120	(263)	(532)	(251)	(132)	942
Total Allowance on originated loans	$12,354	$1,959	$518	$225	$774	$15,830
Other acquired loans:
Beginning balance, January 1, 2021	$1,684	$141	$335	$64	$—	$2,224
Charge-offs	(200)	(7)	—	(27)	—	(234)
Recoveries	14	13	4	4	—	35
Provision	(642)	(78)	(209)	(13)	—	(942)
Total allowance on other acquired loans	$856	$69	$130	$28	$—	$1,083
Total allowance on acquired loans	$856	$69	$130	$28	$—	$1,083
Ending Balance, December 31, 2021	$13,210	$2,028	$648	$253	$774	$16,913
Allowance for Loan Losses at December 31, 2021:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$797	$99	$113	$—	$—	$1,009
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$12,413	$1,929	$535	$253	$774	$15,904
Loans Receivable as of December 31, 2021:
Ending balance of originated loans	$883,430	$142,894	$67,726	$24,444	$—	$1,118,494
Ending balance of purchased credit-impaired loans	9,060	1,101	1,044	—	—	11,205
Ending balance of other acquired loans	142,339	18,515	26,091	401	—	187,346
Ending balance of loans	$1,034,829	$162,510	$94,861	$24,845	$—	$1,317,045
Ending balance: individually evaluated for impairment	$21,792	$3,337	$7,007	$257	$—	$32,393
Ending balance: collectively evaluated for impairment	$1,013,037	$159,173	$87,854	$24,588	$—	$1,284,652

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Twelve months ended December 31, 2020:
Allowance for Loan Losses:
Beginning balance, January 1, 2020	$6,205	$1,643	$879	$467	$357	$9,551
Charge-offs	—	(932)	(5)	(145)	—	(1,082)
Recoveries	75	8	7	69	—	159
Provision	3,991	1,393	160	98	549	6,191
Total Allowance on originated loans	$10,271	$2,112	$1,041	$489	$906	$14,819
Other acquired loans:
Beginning balance, January 1, 2020	$526	$27	$163	$53	$—	$769
Charge-offs	—	(159)	(74)	(3)	—	(236)
Recoveries	77	33	15	7	—	132
Provision	1,081	240	231	7	—	1,559
Total Allowance on other acquired loans	$1,684	$141	$335	$64	$—	$2,224
Total Allowance on acquired loans	$1,684	$141	$335	$64	$—	$2,224
Ending balance, December 31, 2020	$11,955	$2,253	$1,376	$553	$906	$17,043
Allowance for Loan Losses at December 31, 2020:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$698	$190	$226	$1	$—	$1,115
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$11,257	$2,063	$1,150	$552	$906	$15,928
Loans Receivable as of December 31, 2020:
Ending balance of originated loans	$586,826	$243,449	$92,543	$37,907	$—	$960,725
Ending balance of purchased credit-impaired loans	15,100	1,534	1,312	—	—	17,946
Ending balance of other acquired loans	195,213	28,057	43,791	1,157	—	268,218
Ending balance of loans	$797,139	$273,040	$137,646	$39,064	$—	$1,246,889
Ending balance: individually evaluated for impairment	$26,303	$7,115	$9,621	$358	$—	$43,397
Ending balance: collectively evaluated for impairment	$770,836	$265,925	$128,025	$38,706	$—	$1,203,492

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Commercial/Agricultural Real Estate Loans		C&I/Agricultural operating		Residential Mortgage		Consumer Installment		Totals
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2021	2020	2021	2020	2021	202	2021	202	2021	2020
Performing loans
Performing TDR loans	$4,618	$4,695	$649	$3,836	$2,681	$3,142	$36	$49	$7,984	$11,722
Performing loans other	1,021,346	786,533	160,570	266,975	90,591	131,470	24,729	38,856	1,297,236	1,223,834
Total performing loans	1,025,964	791,228	161,219	270,811	93,272	134,612	24,765	38,905	1,305,220	1,235,556

Nonperforming loans (1)
Nonperforming TDR loans	3,389	4,691	554	1,287	593	777	3	—	4,539	6,755
Nonperforming loans other	5,476	1,220	737	942	996	2,257	77	159	7,286	4,578
Total nonperforming loans	8,865	5,911	1,291	2,229	1,589	3,034	80	159	11,825	11,333
Total loans	$1,034,829	$797,139	$162,510	$273,040	$94,861	$137,646	$24,845	$39,064	$1,317,045	$1,246,889
(1)Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s commercial/agricultural real estate and non-real estate, consumer real estate and non-real estate and purchased third party loans as of December 31, 2021 and 2020, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due Accruing	Nonaccrual Loans	Current	Total Loans
December 31, 2021
Commercial/Agricultural real estate:
Commercial real estate	$36	$—	$—	$36	$5,374	$693,055	$698,465
Agricultural real estate	498	4	—	502	3,490	74,503	78,495
Multi-family real estate	—	—	—	—	—	178,349	178,349
Construction and land development	—	—	—	—	—	79,520	79,520
C&I/Agricultural operating:
Commercial and industrial	—	32	—	32	298	121,837	122,167
SBA PPP loans	—	—	—	—	—	8,755	8,755
Agricultural operating	1,123	—	—	1,123	993	29,472	31,588
Residential mortgage:
Residential mortgage	1,471	487	156	2,114	1,268	87,608	90,990
Purchased HELOC loans	117	—	—	117	165	3,589	3,871
Consumer installment:
Originated indirect paper	38	27	—	65	55	15,851	15,971
Other Consumer	58	10	4	72	22	8,780	8,874
Total	$3,341	$560	$160	$4,061	$11,665	$1,301,319	$1,317,045
December 31, 2020
Commercial/Agricultural real estate:
Commercial real estate	$9,568	$467	$—	$10,035	$679	$496,961	$507,675
Agricultural real estate	411	48	—	459	5,084	63,252	68,795
Multi-family real estate	308	—	—	308	148	121,696	122,152
Construction and land development	3,898	—	—	3,898	—	94,619	98,517
C&I/Agricultural operating:
Commercial and industrial	436	491	—	927	357	115,269	116,553
SBA PPP loans	—	—	—	—	—	123,702	123,702
Agricultural operating	1,499	200	—	1,699	1,872	29,214	32,785
Residential mortgage:
Residential mortgage	2,238	372	516	3,126	2,217	126,043	131,386
Purchased HELOC loans	338	94	67	499	234	5,527	6,260
Consumer installment:
Originated indirect paper	90	37	—	127	133	25,591	25,851
Other Consumer	100	14	3	117	23	13,073	13,213
Total	$18,886	$1,723	$586	$21,195	$10,747	$1,214,947	$1,246,889

At December 31, 2021, the Company individually evaluated loans for impairment with a recorded investment of $31,740, consisting of (1) $11,205 PCI loans, with a carrying amount of $10,552; (2) $9,860 TDR loans, net of TDR PCI loans; and (3) $11,328 of substandard non-TDR loans, non-PCI loans. The $31,740 total of loans individually evaluated for impairment includes $7,984 of performing TDR loans. At December 31, 2020, the Company individually evaluated loans for impairment with a recorded investment of $42,310, consisting of (1) $17,946 PCI loans, with a carrying amount of $16,859; (2) $15,634 TDR loans, net of TDR PCI loans; and (3) $9,817 of substandard non-TDR loans, non-PCI loans. The $42,310 total of loans individually evaluated for impairment includes $11,742 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of loans evaluated for impairment as of December 31, 2021 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2021
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$15,521	$15,905	$—	$19,412	$964
C&I/Agricultural operating	3,153	3,337	—	4,622	146
Residential mortgage	6,221	6,306	—	7,316	316
Consumer installment	256	256	—	306	85
Total	$25,151	$25,804	$—	$31,656	$1,511
With An Allowance Recorded:
Commercial/Agricultural real estate	$5,887	$5,887	$797	$4,089	$62
C&I/Agricultural operating	—	—	99	391	84
Residential mortgage	701	701	113	890	17
Consumer installment	1	1	—	2	—
Total	$6,589	$6,589	$1,009	$5,372	$163
December 31, 2021 Totals
Commercial/Agricultural real estate	$21,408	$21,792	$797	$23,501	$1,026
C&I/Agricultural operating	3,153	3,337	99	5,013	230
Residential mortgage	6,922	7,007	113	8,206	333
Consumer installment	257	257	—	308	85
Total	$31,740	$32,393	$1,009	$37,028	$1,674
At December 31, 2021, the Company had two residential real estate loans, secured by residential real estate properties, for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction, with a recorded investment of $109. At December 31, 2021, the Company had five commercial real estate loans, secured by commercial and agricultural real estate properties, for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction, with a recorded investment of $2,096.

A summary of loans evaluated for impairment as of December 31, 2020 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2020
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$23,302	$24,013	$—	$29,657	$1,894
C&I/Agricultural operating	6,090	6,334	—	7,025	284
Residential mortgage	8,410	8,542	—	8,418	450
Consumer installment	356	356	—	368	30
Total	$38,158	$39,245	$—	$45,468	$2,658
With An Allowance Recorded:
Commercial/Agricultural real estate	$2,290	$2,290	$698	$2,217	$100
C&I/Agricultural operating	781	781	190	636	22
Residential mortgage	1,079	1,079	226	1,255	54
Consumer installment	2	2	1	35	1
Total	$4,152	$4,152	$1,115	$4,143	$177
December 31, 2020 Totals
Commercial/Agricultural real estate	$25,592	$26,303	$698	$31,874	$1,994
C&I/Agricultural operating	6,871	7,115	190	7,661	306
Residential mortgage	9,489	9,621	226	9,673	504
Consumer installment	358	358	1	403	31
Total	$42,310	$43,397	$1,115	$49,611	$2,835

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty, and the Bank grants a concession to that borrower that the Bank would not otherwise consider, except for the borrower’s financial difficulties. Concessions may include: extension of the loan’s term, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There was one accruing, delinquent TDR, greater than 60 days past due, with a recorded investment of $4 at December 31, 2021, compared to one accruing, delinquent TDR, greater than 60 days past due, with a recorded investment of $20 at December 31, 2020.
Following is a summary of TDR loans by accrual status as of December 31, 2021 and December 31, 2020.

	December 31	December 31
	2021	2020
Troubled debt restructure loans:
Accrual status	$7,984	$11,742
Non-accrual status	4,539	6,735
Total	$12,523	$18,477
There were no TDR commitments meeting our TDR criteria as of December 31, 2021 or as of December 31, 2020. There were unused lines of credit totaling $10 and $14 meeting our TDR criteria as of December 31, 2021 and December 31, 2020, respectively.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the years ended December 31, 2021 and December 31, 2020:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Twelve months ended December 31, 2021
TDRs:
Commercial/Agricultural real estate	3	$39	$81	$—	$—	$120	$120	$—
C&I/Agricultural operating	1	—	—	240	—	240	240	—
Residential mortgage	8	252	295	202	—	749	749	—
Consumer installment	3	6	—	18	—	24	24	—
Totals	15	$297	$376	$460	$—	$1,133	$1,133	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Twelve months ended December 31, 2020
TDRs:
Commercial/Agricultural real estate	12	$4,441	$198	$293	$—	$4,932	$4,932	$—
C&I/Agricultural operating	6	3,295	78	3,000	—	6,373	6,373	—
Residential mortgage	17	456	858	117	—	1,431	1,431	—
Consumer installment	3	6	—	4	—	10	10	—
Totals	38	$8,198	$1,134	$3,414	$—	$12,746	$12,746	$—

A summary of loans by loan class modified in a troubled debt restructuring as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	19	$8,007	31	$9,386
C&I/Agricultural operating	7	1,203	16	5,123
Residential mortgage	43	3,274	52	3,919
Consumer installment	7	39	8	49
Total loans	76	$12,523	107	$18,477

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the years ended December 31, 2021 and December 31, 2020, as well as the recorded investment in these restructured loans as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	—	$—	1	$100
C&I/Agricultural operating	—	—	1	224
Residential mortgage	—	—	4	404
Consumer installment	1	3	—	—
Total troubled debt restructurings	1	$3	6	$728

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	December 31, 2021	December 31, 2020
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$11,205	$17,946
Carrying amount	$10,552	$16,859
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$187,346	$268,218
Carrying amount	$184,399	$264,242
Total acquired loans
Outstanding balance	$198,551	$286,164
Carrying amount	$194,951	$281,101

The table below shows scheduled accretion by year for the accretable difference recognized due to fair value purchase accounting on recent whole bank acquisitions. In addition, the Company has $1.61 million of accretable discount from purchased impaired loans with the original non-accretable discount transferred to accretable discount. The scheduled accretion on this balance is estimated to be $100 per year; however, large balance payoffs, as seen in 2021 and 2020, would accelerate this accretion.

Fiscal years ending December 31,	Purchase Accounting Accretable Discount
2022	$828
2023	279
2024	131
2025	96
Total	1,334

The following table provides changes in non-accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	December 31, 2021	December 31, 2020
Balance at beginning of period	$1,087	$6,290
Additions to non-accretable difference for acquired purchased credit impaired loans	—	—
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(105)	(1,693)
Transfers from non-accretable difference to accretable discount	(329)	(2,754)
Non-accretable difference used to reduce loan principal balance	—	(505)
Non-accretable difference transferred to OREO due to loan foreclosure	—	(251)
Balance at end of period	$653	$1,087

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of the one- to four-family residential mortgage loans as of December 31, 2021 and December 31, 2020 were $556,086 and $553,655, respectively. These residential mortgage loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and Federal National Mortgage Association.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $2,781 and $2,890, at December 31, 2021 and December 31, 2020, respectively. Mortgage servicing rights activity for the years ended December 31, 2021 and December 31, 2020 was as follows:

	As of and for the twelve months ended	As of and for the twelve months ended
	December 31, 2021	December 31, 2020
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$5,266	$4,541
Increase in mortgage servicing rights resulting from transfers of financial assets	1,100	2,020
Amortization during the period	(1,639)	(1,295)
Mortgage servicing rights, end of period	4,727	5,266
Valuation allowance, beginning of period	(2,014)	(259)
Additions	—	(1,755)
Recoveries	1,448	—
Valuation allowance, end of period	(566)	(2,014)
Mortgage servicing rights, net	$4,161	$3,252
Fair value of mortgage servicing rights, end of period	$4,312	$3,285
Residential mortgage loans serviced for others	$556,086	$553,655
The current period change in valuation allowance is included in expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $1,414 and $1,391 for the years ended December 31, 2021 and December 31, 2020, respectively. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at both December 31, 2021 and December 31, 2020 was determined using discount rates ranging from 9% to 12%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.
At December 31, 2021, the estimated future aggregate amortization expense for the mortgage servicing rights is as follows. The estimated amortization expense is based on existing mortgage servicing asset balances. The timing of amortization expense actually recognized in future periods may differ significantly based on actual prepayment speeds, mortgage interest rates and other factors.

Amortization Expense
2022	$1,241
2023	1,040
2024	842
2025	653
2026	464
After 2026	487
Total	$4,727

NOTE 5 - OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment for each of the periods shown below consisted of the following:

	December 31, 2021	December 31, 2020
Land	$4,215	$4,298
Buildings	16,781	16,008
Furniture, equipment and vehicles	8,854	7,493
Subtotals	29,850	27,799
Less--Accumulated depreciation	(8,681)	(6,634)
Office properties and equipment, net	$21,169	$21,165
Depreciation expense was $2,255 for the year ended December 31, 2021 and $1,954 for the year ended December 31, 2020.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS
Goodwill— The beginning and ending balance of goodwill was $31,498 during the periods ended December 31, 2021 and December 31, 2020. There were no changes to goodwill during either period.

Intangible assets--Intangible assets consist of core deposit intangibles arising from various bank acquisitions and the premium on the Wells Insurance Agency customer relationships, until its disposition in June 2020. A summary of intangible assets and related amortization for the periods shown below follows:

	Year ended	Year Ended
	December 31, 2021	December 31, 2020
Gross carrying amount	$12,180	$12,180
Accumulated amortization	(8,282)	(6,686)
Net book value	$3,898	$5,494
Sales during the period - carrying amount (1)	$—	$618
Sales during the period - accumulated amortization (1)	$—	$147
Amortization during the period	$1,596	$1,622
(1) Intangible asset sales during the year ended December 31, 2020, consisted of Wells Insurance Agency customer relationships included in the sale of the Wells Insurance Agency. Accumulated amortization at disposition was $147. The remaining carrying amount at disposition was $618.
At December 31, 2021, the estimated future aggregate amortization expense for the intangible assets are as follows:

Intangible Assets
2022	$1,449
2023	755
2024	715
2025	584
2026	395
Total	$3,898

NOTE 7—LEASES
We have operating leases for our corporate offices (1), five bank branch offices (5) and an ATM location (1). Our leases have remaining lease terms of 1.25 years to 6.50 years, some of which include options to extend the leases for up to 5 years. As of December 31, 2021, we have no additional lease commitments that have not yet commenced. Lease costs are included in non-interest expense/occupancy in the consolidated statement of operations.

	Twelve Months Ended
	December 31, 2021	December 31, 2020
The components of total lease costs were as follows:
Operating lease cost	$558	$618
Variable lease cost	47	59
Total lease cost	$605	$677

The components of total lease income were as follows:
Operating lease income	$33	$32

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$415	$638
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$508

	December, 31 2021	December 31, 2020
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$2,159	$2,657
Operating lease liabilities	$2,228	$2,762

Weighted average remaining lease term in years; operating leases	5.55	6.32
Weighted average discount rate; operating leases	2.73%	2.70%
Cash obligations and receipts under lease contracts as of December 31, 2021 are as follows:

Fiscal years ending December 31,	Payments	Receipts
2022	$558	$34
2023	506	27
2024	419	10
2025	403	—
2026	346	—
Thereafter	480	—
Total lease payments	2,712	$71
Less: effects of discounting	(484)
Lease liability recognized	$2,228

NOTE 8—DEPOSITS
The following is a summary of deposits by type at December 31, 2021 and December 31, 2020, respectively:

	December 31, 2021	December 31, 2020
Non interest bearing demand deposits	$276,631	$238,348
Interest bearing demand deposits	396,231	301,764
Savings accounts	222,674	196,348
Money market accounts	288,985	245,549
Certificate accounts	203,014	313,247
Total deposits	$1,387,535	$1,295,256

At December 31, 2021, the scheduled maturities of time deposits were as follows:

2022	$178,777
2023	13,919
2024	6,590
2025	2,522
2026	1,206
After 2026	—
Total	$203,014
Time deposits of $250 or more were $22,381 and $46,660 at December 31, 2021 and December 31, 2020, respectively. Brokered deposits were $11 and $2,516 at December 31, 2021 and December 31, 2020, respectively.
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at December 31, 2021 and December 31, 2020 amounted to $34,093, and $48,596, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
    A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2021 and December 31, 2020 is as follows:

		December 31,
		2021			2020
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2021	$—	—%	—%	$8,000	—%	2.16%
	2022	11,000	2.45%	2.45%	15,000	2.34%	2.45%
	2023	20,000	1.43%	1.44%	20,000	1.43%	1.44%
	2024	20,530	0.00%	1.45%	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	12,500	0.52%	0.86%
Subtotal		111,530			123,530
Unamortized discount on acquired notes		(3)			(32)
Federal Home Loan Bank advances, net		$111,527			$123,498

Other borrowings:
Senior notes (5)	2031	$28,856	3.00%	3.50%	$28,856	3.25%	3.50%

Subordinated notes (6)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
		$30,000			$30,000

Unamortized debt issuance costs		(430)			(528)
Total other borrowings		$58,426			$58,328

Totals		$169,953			$181,826
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had pledged balances of $861,900 and $723,862 at December 31, 2021 and 2020, respectively. At December 31, 2021, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $204,271 compared to $118,391 as of December 31, 2020.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $123,530 and $162,530, during the twelve months ended December 31, 2021 and December 31, 2020, respectively.
(3) The weighted-average interest rates on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2021 and December 31, 2020 were 2.45% and 1.02%, respectively.
(4)    FHLB term notes totaling $55,000, with various maturity dates in 2029 and 2030, can be called or replaced by the FHLB on a quarterly basis.
(5)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note which was subsequently refinanced in October 2020 and modified in October 2021, requiring quarterly interest-only payments through June 2022, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate with a floor rate of 3.00%, due to the modification in October 2021.
(b) A $5,000 line of credit, maturing in August 2022, that remains undrawn upon.
(6)    Subordinated notes resulted from the following:

(a) The Company’s private sale in August 2017, which bears a fixed interest rate of 6.75% for five years. In August 2022, they convert to a three-month LIBOR plus 4.90% rate, and the interest rate will reset quarterly thereafter. The note is callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments are due quarterly.
(b) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in August 2020, which bears a fixed interest rate of 6.00% for five years. In September 2025, the fixed interest rate will be reset quarterly to equal the three-month term Secured Overnight Financing Rate plus 591 basis points. The note is callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $176,150 and $179,400 at December 31, 2021 and 2020, respectively.
Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“FRB PPPLF”) Program

The Bank has originated Small Business Administration’s Paycheck Protection Program (“SBA PPP”) loans and has complied with the requirements to pledge these loans to the FRB PPPLF program which provides 100% funding for SBA PPP loans upon request. This FRB PPPLF program expired on July 30, 2021. The Bank has no outstanding loan balances under this facility at December 31, 2021 and December 31, 2020. Maximum month-end borrowed amounts outstanding under this agreement were $0 and $25,136, during the twelve months ended December 31, 2021 and December 31, 2020, respectively. In July 2021, the bank pledged these SBA PPP loans to the FHLB.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2021 and 2020, the most recent notifications from our regulatory agency categorized the Bank as “Well Capitalized” under the regulatory framework for Prompt Corrective Action. There are no conditions or events since these notifications that management believes have changed the Bank’s category.

The Bank’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2021 and 2020, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2021
Total capital (to risk weighted assets)	$187,783	13.4%	$111,694	> =	8.0%	$139,618	> =	10.0%
Tier 1 capital (to risk weighted assets)	170,870	12.2%	83,771	> =	6.0%	111,694	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	170,870	12.2%	62,828	> =	4.5%	90,752	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	170,870	10.0%	68,323	> =	4.0%	85,403	> =	5.0%
As of December 31, 2020
Total capital (to risk weighted assets)	$171,702	14.7%	$93,381	> =	8.0%	$116,726	> =	10.0%
Tier 1 capital (to risk weighted assets)	157,081	13.5%	70,035	> =	6.0%	93,381	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	157,081	13.5%	52,527	> =	4.5%	75,872	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	157,081	9.9%	63,718	> =	4.0%	79,647	> =	5.0%
The Company’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2021 and 2020, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of December 31, 2021
Total capital (to risk weighted assets)	$182,242	13.1%	$111,694	> =	8.0%
Tier 1 capital (to risk weighted assets)	135,329	9.7%	83,771	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	135,329	9.7%	62,828	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	135,329	7.9%	68,323	> =	4.0%
As of December 31, 2020
Total capital (to risk weighted assets)	$166,703	14.3%	$93,381	> =	8.0%
Tier 1 capital (to risk weighted assets)	122,082	10.5%	70,035	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	122,082	10.5%	52,527	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	122,082	7.7%	63,718	> =	4.0%
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
The following table reflects the annual cash dividend paid in the years ended December 31, 2021 and 2020, respectively.

	December 31, 2021	December 31, 2020
Cash dividends per share	$0.23	$0.21
Stockholder record date	02/11/2021	02/05/2020
Dividend payment date	02/25/2021	02/19/2020
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
The following table presents a summary of commitments described below as of December 31, 2021 and 2020, respectively:

	Contract or Notional Amount at December 31,	Contract or Notional Amount at December 31,
	2021	2020
Commitments to extend credit	$270,985	$247,324
Commercial standby letter of credit	$3,825	$524
Commitment to contribute capital to SBIC	$2,400	$—
Commitment to contribute capital to investment company	$2,640	$—
Commitments to extend credit—Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Letters of credit—Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans. The Company has recorded no liability associated with standby letters of credit as of December 31, 2021 and 2020.
Capital Contributions—The Company has commitments to invest in a SBIC and investment company that call for capital contributions up to an amount specified in the partnership agreements.
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

NOTE 12—RETIREMENT PLAN
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $613 and $610 for the year ended December 31, 2021 and 2020, respectively.
NOTE 13 - STOCK-BASED COMPENSATION
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. As of December 31, 2021, 89,183 restricted shares and 181,000 options had been granted to eligible participants. Due to the plan’s expiration, no new awards can be granted under this plan. Restricted shares granted under the 2008 Equity Incentive Plan were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised, nonqualified stock options expire within 15 years of the grant date and unexercised incentive stock options expire within 10 years of the grant date.
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of December 31, 2021, 163,974 restricted shares had been granted under this plan. As of December 31, 2021, no stock options had been granted under this plan.
Net compensation expense related to restricted stock awards from these plans was $797 and $530 for the years ended December 31, 2021 and 2020, respectively.
Restricted Common Stock Awards

	Year ended		Year ended
	December 31, 2021		December 31, 2020
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	57,242	$12.23	43,457	$12.76
Granted	64,399	10.78	45,507	11.79
Vested	(44,511)	13.26	(31,722)	12.32
Forfeited	(1,500)	10.78	—	—
Unvested and outstanding at end of year	75,630	$11.20	57,242	$12.23
The Company accounts for stock-based employee compensation related to the Company’s 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The net compensation cost recognized for stock-based employee compensation from this plan for the years ended December 31, 2021 and 2020 was $8 and $14, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Year ended December 31, 2021
Outstanding at beginning of year	72,300	$11.05
Exercised	(5,800)	8.99
Forfeited or expired	(600)	13.76
Outstanding at end of period	65,900	11.20	4.61	$169
Exercisable at end of period	61,700	$11.03	4.54	$169
Year ended December 31, 2020
Outstanding at beginning of year	78,100	$11.18
Forfeited or expired	(5,800)	11.95
Outstanding at end of year	72,300	11.05	5.49	$—
Exercisable at end of year	54,100	$10.82	5.37	$4
Information related to the 2008 Equity Incentive Plan during each period follows:

	Year ended December 31,	Year ended December 31,
	2021	2020
Intrinsic value of options exercised	$28	$—
Cash received from options exercised	$52	$—
Tax benefit realized from options exercised	$—	$—

NOTE 14 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Year ended December 31,	Year ended December 31,
	2021	2020
Current tax provision
Federal	$4,761	$5,000
State	2,002	2,081
	6,763	7,081
Deferred tax provision (benefit)
Federal	585	(1,866)
Bank owned life insurance - Tax Act clarification	—	(660)
State	345	—
	930	(2,526)
Total	$7,693	$4,555
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Year ended December 31,		Year ended December 31,
	2021		2020
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$6,082	21.0%	$3,629	21.0%
State income taxes, net of federal	1,854	6.4%	1,123	6.5%
Bank owned life insurance	(132)	(0.4)%	(130)	(0.8)%
Tax exempt interest	(52)	(0.2)%	(61)	(0.3)%
Other	(59)	(0.2)%	(6)	—%
Total	$7,693	26.6%	$4,555	26.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and December 31, 2020, respectively:

	Year ended December 31,	Year ended December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$4,587	$4,567
Deferred loan costs/fees	558	1,117
Restricted stock	189	116
Economic performance accruals	981	694
Other real estate	—	89
Deferred revenue	41	64
Loan discounts	854	1,218
FHLB advances	5	55
Lease liability	613	758
Other	25	70
Deferred tax assets	$7,853	$8,748
Deferred tax liabilities:
Office properties and equipment	(1,595)	(1,551)
Federal Home Loan Bank stock	(129)	(129)
Core deposit intangible	(1,298)	(1,615)
Net gain on equity securities	(641)	(442)
Prepaid expenses	(198)	(204)
Mortgage servicing rights	(1,144)	(893)
Leases; right of use asset	(594)	(730)
Net unrealized gains on securities available for sale	(61)	(565)
Deferred tax liabilities	$(5,660)	$(6,129)
Net deferred tax assets	$2,193	$2,619
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies”, above. At December 31, 2021 and December 31, 2020, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2021, years open to examination by the U.S. Internal Revenue Service include taxable years ended September 30, 2018 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Investment securities:
U.S. government agency obligations	$26,265	$—	$26,265	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	107,167	—	107,167	—
Corporate debt securities	35,588	—	35,588	—
Corporate asset-backed securities	33,908	—	33,908	—
Total investment securities	203,068	—	203,068	—
Equity investments:
Equity investments	368	368	—	—
Equity investments measured at NAV(1)	960	—	—	—
Total equity investments	1,328	368	—	—
Total	$204,396	$368	$203,068	$—

December 31, 2020
Investment securities:
U.S. government agency obligations	$33,365	$—	$33,365	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	40,991	—	40,991	—
Corporate debt securities	17,462	—	17,462	—
Corporate asset-backed securities	35,827	—	35,827	—
Trust preferred securities	16,448	—	16,448	—
Total Investment Securities	144,233	—	144,233	—
Equity investments	200	200	—	—
Total	$144,433	$200	$144,233	$—
(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to                         permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
For the years ended December 31, 2021 and December 31, 2020, the Company did not own any securities for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2021 or December 31, 2020. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2021 or December 31, 2020, respectively.

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2021 and December 31, 2020:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Foreclosed and repossessed assets, net	$1,408	$—	$—	$1,408
Impaired loans with allocated allowances	5,580	—	—	5,580
Mortgage servicing rights	4,161	—	—	4,312
Total	$11,149	$—	$—	$11,300
December 31, 2020
Foreclosed and repossessed assets, net	$197	$—	$—	$197
Impaired loans with allocated allowances	3,037	—	—	3,037
Mortgage servicing rights	3,252	—	—	3,285
Total	$6,486	$—	$—	$6,519
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at December 31, 2021 and December 31, 2020.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
December 31, 2021
Foreclosed and repossessed assets, net	$1,408	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$5,580	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$4,312	Discounted cash flows	Discounted rates	9% - 12%
December 31, 2020
Foreclosed and repossessed assets, net	$197	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$3,037	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$3,285	Discounted cash flows	Discounted rates	9% - 12%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		December 31, 2021		December 31, 2020
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$47,691	$47,691	$119,440	$119,440
Other interest bearing deposits	(Level II)	1,511	1,535	3,752	3,818
Securities available for sale "AFS"	(Level II)	203,068	203,068	144,233	144,233
Securities held to maturity "HTM"	(Level II)	71,141	69,177	43,551	43,784
Equity investments	(Level I)	368	368	200	200
Equity investments valued at NAV (1)	N/A	960	960	—	—
Other investments	(Level II)	15,305	15,305	14,948	14,948
Loans receivable, net	(Level III)	1,294,050	1,319,293	1,220,538	1,239,692
Loans held for sale	(Level II)	6,670	6,670	3,075	3,075
Mortgage servicing rights	(Level III)	4,161	4,312	3,252	3,285
Accrued interest receivable	(Level I)	3,916	3,916	5,652	5,652
Financial liabilities:
Deposits	(Level III)	$1,387,535	$1,388,390	$1,295,256	$1,292,104
FHLB advances	(Level II)	111,527	113,285	123,498	128,282
Other borrowings	(Level I)	58,426	58,426	58,328	58,328
Accrued interest payable	(Level I)	586	586	796	796
(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.

NOTE 16—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share is as follows:

	Year ended	Year ended
(Share count in thousands)	December 31, 2021	December 31, 2020
Basic
Net income attributable to common shareholders	$21,266	$12,725
Weighted average common shares outstanding	10,717	11,162
Basic earnings per share	$1.98	$1.14
Diluted
Net income attributable to common shareholders	$21,266	$12,725
Weighted average common shares outstanding	10,717	11,162
Add: Dilutive stock options outstanding	10	—
Average shares and dilutive potential common shares	10,727	11,162
Diluted earnings per share	$1.98	$1.14
Additional common stock option shares that have not been included due to their antidilutive effect	21	69

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income (loss):

	For the year ended, December 31,			For the year ended, December 31,
	2021			2020
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized (losses) gains on securities:
Net unrealized (losses) gains arising during the period	$(1,261)	352	$(909)	$2,546	$(472)	$2,074
Reclassification adjustment for gains included in net income	(573)	153	(420)	(156)	43	(113)
Other comprehensive income	$(1,834)	$505	$(1,329)	$2,390	$(429)	$1,961
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the years ended December 31, 2021 and December 31, 2020 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2020	$(649)	$(471)
Current year-to-date other comprehensive income	2,705	1,961
Ending balance, December 31, 2020	$2,056	$1,490
Current year-to-date other comprehensive income	(1,834)	(1,329)
Ending balance, December 31, 2021	$222	$161
Reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2021 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$573		Net gains (losses) on investment securities
Tax effect	(153)		Provision for income taxes
Total reclassifications for the period	$420		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.
Reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2020 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$156		Net gains (losses) on investment securities
Tax effect	(43)		Provision for income taxes
Total reclassifications for the period	$113		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

NOTE 18—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY
The following condensed balance sheets as of December 31, 2021 and 2020, and condensed statements of operations and cash flows for the years ended December 31, 2021 and 2020, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Condensed Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$22,465	$23,333
Equity investments	360	—
Other assets	386	375
Investment in subsidiary	206,427	195,563
Total assets	$229,638	$219,271
Liabilities and Stockholders' Equity
Other borrowings	$58,426	$58,328
Other liabilities	346	379
Total liabilities	58,772	58,707
Total stockholders’ equity	170,866	160,564
Total liabilities and stockholders’ equity	$229,638	$219,271
Statements of Operations

	Year ended December 31,	Year ended December 31,
	2021	2020
Interest income	$—	$—
Interest expense	2,946	2,458
Net interest expense	(2,946)	(2,458)
Dividend income from bank subsidiary	12,500	10,500
Non-interest income	—	193
Non-interest expense	(673)	(848)
Net income before benefit for income taxes and equity in undistributed income of subsidiaries	8,881	7,387
Benefit for income taxes	989	860
Net earnings before equity in undistributed income of subsidiaries	9,870	8,247
Equity in undistributed income of subsidiaries	11,396	4,478
Net income	$21,266	$12,725

Statements of Cash Flows

	Year ended December 31,	Year ended December 31,
	2021	2020
Change in cash and cash equivalents:
Cash flows from operating activities:
Net income	$21,266	$12,725
Depreciation expense	12	12
Stock based compensation expense	8	14
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(23,896)	(14,978)
Net change in:
Other assets	(23)	(55)
Other liabilities	(33)	313
Net cash used in operating activities	(2,666)	(1,969)
Cash flows from investing activities:
Purchase of equity securities	(360)	—
Net cash used in investing activities	(360)	—
Cash flows from financing activities:
Proceeds from other borrowings, net of issuance costs	—	14,677
Amortization of debt issuance costs	98	91
Repurchase shares of common stock	(7,951)	(2,820)
Surrender of restricted shares of common stock	(30)	(27)
Common stock options exercised	52	—
Dividend from bank to holding company	12,500	10,500
Cash dividends paid	(2,511)	(2,372)
Net cash provided by financing activities	2,158	20,049
Net (decrease) increase in cash and cash equivalents	(868)	18,080
Cash and cash equivalents at beginning of year	23,333	5,253
Cash and cash equivalents at end of year	$22,465	$23,333

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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2021, under the supervision and with the participation of the Company’s management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at reaching a level of reasonable assurance.
The report of management required under Item 9A is included under Item 8 of this report along with the Company’s consolidated financial statements under the heading “Report by Citizens Community Bancorp, Inc.’s Management on Internal Control over Financial Reporting” and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Director Nominations”, “Audit Committee Matters – Audit Committee Financial Expert”, and “Corporate Governance Matters – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2022.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following three outside independent directors: Timothy Olson (Chairman), Richard McHugh and Kristina Bourget.
ITEM 11. EXECUTIVE COMPENSATION
The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2022.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2021, with respect to compensation plans under which shares of common stock were issued or available to be issued:

	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Common Shares Available for Future Issuance Under Equity
Plan Category	Warrants and Rights (1)	Warrants and Rights	Compensation Plans (2)
Equity compensation plans approved by security holders	65,900	$11.20	186,026
Equity compensation plans not approved by security holders	—	—	—
Total	65,900	$11.20	186,026
(1)Represents 65,900 shares of our Common Stock to be issued upon exercise of outstanding stock options under the 2008 Equity Incentive Plan, (the “Prior Plan”).
(2)Represents 186,026 shares of our Common Stock available for issuance under the 2018 Equity Incentive Plan. No new awards may be granted under the Prior Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2022.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:
Report of Independent Registered Public Accounting Firm (Eide Bailly LLP)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
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

3.7
Amendment to the Bylaws of Citizens Community Bancorp, Inc. dated June 10, 2021 (incorporated by reference Exhibit 3.1 to the Company’s current report on Form 8-K filed on June 6, 2021 (file No. 001-33003)).

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

10.5+	First Amendment to Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (filed Herewith).
10.6+
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

10.9+
Form of Citizens Community Bancorp, Inc. 2019 Long Term Incentive Plan Award Agreement. (incorporated by reference to Exhibit 10.19 to the Company’s Transition Report on Form 10-K filed on March 8, 2019 (File No. 001-33003)).

10.10+
Form of Citizens Community Bancorp, Inc. 2020 Long Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K filed on March 8, 2021 (file No. 001-33003)).

10.11+	Form of Citizens Community Bancorp, Inc. Long Term Incentive Plan Award Agreement for Time-Based Restricted Shares (filed herewith).
10.12+	Form of Citizens Community Bancorp, Inc. Long Term Incentive Plan Award Agreement for Performance-Based Restricted Shares (filed herewith).
10.13+
Securities Purchase Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.14+
Registration Rights Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.15+
Business Note, dated June 26, 2019, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019 (File No. 001-33003)).

10.16+
Business Credit Agreement, dated August 1, 2019, by and between Citizens Community Bancorp, Inc. and Chippewa Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2019 (File No. 001-33003)).

10.17+
Business Note, dated October 22, 2020, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank incorporated by reference to the Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 6, 2020 (File No. 001-33003)).

10.18+
Business Note Renewal, dated August 1, 2021, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to the Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 8, 2021 (File No. 001-33003)).

10.19+	Note Modification Agreement, dated October 22, 2021, to the Business Note, dated October 22, 2020 issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (filed herewith).
10.20 +
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

10.23+
Addendum No. 1 to the Amended and Restated Executive Employment Agreement with James Broucek, dated April 23, 2020 (Incorporated by reference Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 28, 2020 (File No. 001-33003)).

21	Subsidiaries of the Company as of December 31, 2021 (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (Eide Bailly, LLP) (filed herewith).
31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer (filed herewith).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

+	A management contract or compensatory plan or arrangement
*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
    Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: March 2, 2022	By:	/s/ James S. Broucek
James S. Broucek
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2022	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: March 2, 2022	By:	/s/ Richard McHugh
Richard McHugh Lead Director

Date: March 2, 2022	By:	/s/ Michael L. Swenson
Michael L. Swenson Director

Date: March 2, 2022	By:	/s/ James R. Lang
James R. Lang Director

Date: March 2, 2022	By:	/s/ Francis E. Felber
Francis E. Felber Director

Date: March 2, 2022	By:	/s/ James D. Moll
James D. Moll Director

Date: March 2, 2022	By:	/s/ Kristina M. Bourget
Kristina M. Bourget Director

Date: March 2, 2022	By:	/s/ Timothy L. Olson
Timothy L. Olson Director

Date: March 2, 2022	By:	/s/ James S. Broucek
James S. Broucek Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)