Form 10-Q
period 2022-03-31
Citizens Community Bancorp Inc.
filed 2022-05-04
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At May 4, 2022 there were 10,531,281 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2022

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2022 (unaudited) and December 31, 2021
(derived from audited financial statements)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$84,364	$47,691
Other interest bearing deposits	1,511	1,511
Securities available for sale "AFS"	187,905	203,068
Securities held to maturity "HTM"	104,894	71,141
Equity investments	1,291	1,328
Other investments	15,084	15,305
Loans receivable	1,290,176	1,310,963
Allowance for loan losses	(16,818)	(16,913)
Loans receivable, net	1,273,358	1,294,050
Loans held for sale	2,528	6,670
Mortgage servicing rights, net	4,614	4,161
Office properties and equipment, net	21,393	21,169
Accrued interest receivable	4,179	3,916
Intangible assets	3,499	3,898
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,368	1,408
Bank owned life insurance ("BOLI")	24,464	24,312
Other assets	13,519	8,502
TOTAL ASSETS	$1,775,469	$1,739,628

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,428,223	$1,387,535
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances	85,530	111,527
Other borrowings	87,062	58,426
Other liabilities	9,160	11,274
Total liabilities	1,609,975	1,568,762

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 10,526,781 and 10,502,442 shares issued and outstanding, respectively	105	105
Additional paid-in capital	119,789	119,925
Retained earnings	52,562	50,675
Accumulated other comprehensive (loss) income	(6,962)	161
Total stockholders’ equity	165,494	170,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,775,469	$1,739,628
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2022 and 2021
(in thousands, except per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest and dividend income:
Interest and fees on loans	$13,767	$14,517
Interest on investments	1,609	1,103
Total interest and dividend income	15,376	15,620
Interest expense:
Interest on deposits	1,068	1,714
Interest on FHLB and FRB borrowed funds	311	411
Interest on other borrowed funds	830	731
Total interest expense	2,209	2,856
Net interest income before provision for loan losses	13,167	12,764
Provision for loan losses	—	—
Net interest income after provision for loan losses	13,167	12,764
Non-interest income:
Service charges on deposit accounts	488	398
Interchange income	549	530
Loan servicing income	701	893
Gain on sale of loans	722	1,595
Loan fees and service charges	92	278
Net gains (losses) on investment securities	(37)	235
Other	198	247
Total non-interest income	2,713	4,176
Non-interest expense:
Compensation and related benefits	5,398	5,569
Occupancy	1,365	1,316
Data processing	1,301	1,370
Amortization of intangible assets	399	399
Mortgage servicing rights expense, net	(327)	(450)
Advertising, marketing and public relations	212	163
FDIC premium assessment	115	165
Professional services	402	502
Gain on repossessed assets, net	(7)	(117)
New market tax credit depletion	163	—
Other	647	572
Total non-interest expense	9,668	9,489
Income before provision for income tax	6,212	7,451
Provision for income taxes	1,506	1,945
Net income attributable to common stockholders	$4,706	$5,506
Per share information:
Basic earnings	$0.45	$0.50
Diluted earnings	$0.45	$0.50
Cash dividends paid	$0.26	$0.23
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income (unaudited)
Three months ended March 31, 2022 and 2021
(in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income attributable to common stockholders	$4,706	$5,506
Other comprehensive loss, net of tax:
Securities available for sale
Net unrealized losses arising during period, net of tax	(7,123)	(486)
Other comprehensive loss, net of tax	(7,123)	(486)
Comprehensive (loss) income	$(2,417)	$5,020
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2022
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2022	10,502,442	$105	$119,925	$50,675	$161	$170,866
Net income	—	—	—	4,706	—	4,706
Other comprehensive loss, net of tax	—	—	—	—	(7,123)	(7,123)
Surrender of restricted shares of common stock	(10,119)	—	(141)	—	—	(141)
Restricted common stock awarded under the equity incentive plan	38,586	—	—	—	—	—
Restricted common stock issued upon achievement of the 2019 performance criteria	11,834	—	—	—	—	—
Common stock options exercised	2,500	—	20	—	—	20
Common stock repurchased	(18,462)	—	(211)	(77)	—	(288)
Stock option expense	—	—	1	—	—	1
Amortization of restricted stock	—	—	195	—	—	195
Cash dividends ($0.26 per share)	—	—	—	(2,742)	—	(2,742)
Balance at March 31, 2022	10,526,781	$105	$119,789	$52,562	$(6,962)	$165,494
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Twelve Months Ended December 31, 2021
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2021	11,056,349	$111	$126,154	$32,809	$1,490	$160,564
Net income	—	—	—	5,506	—	5,506
Other comprehensive loss, net of tax	—	—	—	—	(486)	(486)
Forfeiture of unvested shares	(1,500)	—	—	—	—	—
Surrender of restricted shares of common stock	(895)	—	(10)	—	—	(10)
Restricted common stock awarded under the equity incentive plan	64,399	—	—	—	—	—
Common stock repurchased	(224,481)	(2)	(2,552)	(21)	—	(2,575)
Stock option expense	—	—	3	—	—	3
Amortization of restricted stock	—	—	171	—	—	171
Cash dividends ($0.23 per share)	—	—	—	(2,511)	—	(2,511)
Balance at March 31, 2021	10,893,872	109	123,766	35,783	1,004	160,662
Net income	—	—	—	4,706	—	4,706
Other comprehensive income, net of tax	—	—	—	—	1,056	1,056
Surrender of restricted shares of common stock	(1,149)	—	(15)	—	—	(15)
Common stock options exercised	2,000	—	17	—	—	17
Common stock repurchased	(198,648)	(2)	(2,260)	(372)	—	(2,634)
Stock option expense	—	—	2	—	—	2
Amortization of restricted stock	—	—	222	—	—	222
Balance at June 30, 2021	10,696,075	107	121,732	40,117	2,060	164,016
Net income	—	—	—	4,997	—	4,997
Other comprehensive income, net of tax	—	—	—	—	(828)	(828)
Surrender of restricted shares of common stock	(222)	—	(3)	—	—	(3)
Common stock options exercised	3,800	—	35	—	—	35
Common stock repurchased	(180,768)	(2)	(2,058)	(454)	—	(2,514)
Stock option expense	—	—	2	—	—	2
Amortization of restricted stock	—	—	393	—	—	393
Balance, September 30, 2021	10,518,885	105	120,101	44,660	1,232	166,098
Net income	—	—	—	6,057	—	6,057
Other comprehensive income, net of tax	—	—	—	—	(1,071)	(1,071)
Surrender of restricted shares of common stock	(143)	—	(2)	—	—	(2)
Common stock repurchased	(16,300)	—	(186)	(42)	—	(228)
Stock option expense	—	—	1	—	—	1
Amortization of restricted stock	—	—	11	—	—	11
Balance, December 31, 2021	10,502,442	$105	$119,925	$50,675	$161	$170,866
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2022 and 2021
(in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income attributable to common stockholders	$4,706	$5,506
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization, net of discount accretion on investment securities	33	23
Depreciation expense	573	530
Net realized loss (gain) on equity securities	37	(235)
Increase in mortgage servicing rights resulting from transfers of financial assets	(126)	(297)
Mortgage servicing rights amortization and impairment, net	(327)	(450)
Amortization of intangible assets	399	399
Amortization of restricted stock	195	171
Net stock based compensation expense	1	3
Loss on sale of office properties and equipment	—	6
Decrease in deferred income taxes	911	765
Increase in cash surrender value of life insurance	(152)	(153)
Net gain from disposals of foreclosed and repossessed assets	(7)	(117)
Gain on sale of loans held for sale, net	(722)	(1,595)
New market tax credit depletion	163	—
Net change in:
Loans held for sale	4,864	2,403
Accrued interest receivable and other assets	410	322
Other liabilities	(2,099)	6,248
Total adjustments	4,153	8,023
Net cash provided by operating activities	8,859	13,529
Cash flows from investing activities:
Net decrease in other interest bearing deposits	—	1,736
Purchase of available for sale securities	(1,750)	(50,956)
Proceeds from principal payments of available for sale securities	7,076	9,368
Purchase of held to maturity securities	(35,342)	(16,530)
Proceeds from principal payments and maturities of held to maturity securities	1,569	2,629
Net sales of other investments	221	17
Proceeds from sales of foreclosed and repossessed assets	28	312
Net decrease in loans	20,704	45,189
Net capital expenditures	(797)	(462)
Proceeds from disposal of office properties and equipment	—	10
New market tax credit investment	(4,056)	—
Net cash used in investing activities	(12,347)	(8,687)

Cash flows from financing activities:
Amortization of fair value adjustments for acquired Federal Home Loan Bank advances	3	—
Federal Home Loan Bank advance termination payments	(15,015)	(8,119)
Federal Home Loan Bank maturities	(11,000)	—
Amortization of debt issuance costs	41	26
Proceeds from other borrowings, net of origination costs	34,201	—
Other borrowings principal reductions	(5,606)	—
Net increase in deposits	40,688	84,946
Repurchase shares of common stock	(288)	(2,575)
Surrender of restricted shares of common stock	(141)	(10)
Common stock options exercised	20	—
Cash dividends paid	(2,742)	(2,511)
Net cash provided by financing activities	40,161	71,757
Net increase in cash and cash equivalents	36,673	76,599
Cash and cash equivalents at beginning of period	47,691	119,440
Cash and cash equivalents at end of period	$84,364	$196,039

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$1,096	$1,658
Interest on borrowings	$1,323	$1,391
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$—	$45

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
The Bank is a national banking association (a “National Bank”) and operates under the title of Citizens Community Federal National Association (“Citizens Community Federal N.A.” or “Bank” or “CCFBank”). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis, and operates under the title of Citizens Community Bancorp, Inc. The U.S. Office of the Comptroller of the Currency (the “OCC”), is the primary federal regulator for the Bank.
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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the March 31, 2022 balance sheet date and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 2, 2022; the matters described in “Risk Factors” in Item 1A of this Form 10-Q; external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $15,084 at March 31, 2022 consisted of $7,650 of FHLB stock, $5,205 of Federal Reserve Bank stock and $2,229 of Bankers’ Bank stock. Other investments totaling $15,305 at December 31, 2021 consisted of $7,877 of FHLB stock and $5,200 of Federal Reserve Bank stock and $2,228 of Bankers’ Bank stock.
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
Loans Held for Sale — Loans held for sale are those loans the Company has the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or fair value. Gains and losses on sales of loans are recognized at settlement dates, and are determined by the difference between the sales proceeds and the carrying value of the loans after allocating costs to servicing rights retained. Such gains and losses are included as non-interest income in the consolidated statements of operations. All sales are made without recourse. Interest rate lock commitments on mortgage loans to be funded and sold are valued at fair value, and are included in other assets or liabilities, if material.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of March 31, 2022 which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2021.
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
New Markets Tax Credits - As a part of its commitment to the communities it serves, in the first quarter of 2022 the Company made an investment in an LLC that is sponsoring a community development project that has been awarded a New Markets Tax Credit (NMTC) through the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. This investment is Community Reinvestment Act eligible and is designed to generate a return primarily through the realization of the tax credit. This LLC is considered a Variable Interest Entity (VIE) as the Company represents the holder of the equity investment at risk, but does not have the ability to direct the activities that most significantly affect the performance of the LLC. As such, the Company is not the primary beneficiary of the VIE and the LLC has not been consolidated. The investment is accounted for using the equity method of accounting and is amortized through non-interest expense as the related tax credits are utilized. The utilization of the tax credit is recognized as a reduction in income tax expense.
As of March 31, 2022, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $3,833. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of March 31, 2022 there were no known instances of noncompliance associated with the investment.
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
Gain (loss) on repossessed assets - The Company records a gain or loss from the sale of repossessed assets, when control of the property or asset transfers to the buyer, which generally occurs at the time of an executed deed or sales agreement. When the company finances the sale of repossessed assets to a buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the repossessed asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain on sale or loss on the sale, the Company adjust the transaction price and related gain or loss on sale if a significant financing component is present.
Non-interest income outside of the scope of Revenue from Contracts with Customers, Topic 606 is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income outside of the scope of Topic 606 includes mortgage banking activities, loan fees and service charges, net gains (losses) on investment securities, settlement proceeds, and other, which is primarily made up of BOLI related income.
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
ASU 2022-02; Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures - The ASU addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. As the Company has not yet adopted the amendments in ASU 2016-13, ASU 2022-02 becomes effective in the first quarter of 2023. Management is assessing the impact that adoption of this standard will have on the Company’s financial condition and results of operations in conjunction with its assessment of the impact of ASU 2016-13. The Company expects to adopt the guidance for our fiscal year beginning January 1, 2023.

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of March 31, 2022 and December 31, 2021, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022
U.S. government agency obligations	$23,686	$298	$103	$23,881
Mortgage-backed securities	103,723	9	8,181	95,551
Corporate debt securities	37,087	54	1,195	35,946
Corporate asset-based securities	33,011	—	484	32,527
Total available for sale securities	$197,507	$361	$9,963	$187,905

December 31, 2021
U.S. government agency obligations	$25,826	$440	$1	$26,265
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	107,636	409	878	107,167
Corporate debt securities	35,342	403	157	35,588
Corporate asset-based securities	33,902	133	127	33,908
Total available for sale securities	$202,846	$1,385	$1,163	$203,068

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022
Obligations of states and political subdivisions	$4,600	$—	$32	$4,568
Mortgage-backed securities	100,294	29	8,916	91,407
Total held to maturity securities	$104,894	$29	$8,948	$95,975

December 31, 2021
Obligations of states and political subdivisions	$4,600	$—	$7	$4,593
Mortgage-backed securities	66,541	104	2,061	64,584
Total held to maturity securities	$71,141	$104	$2,068	$69,177
At March 31, 2022, the Bank has pledged mortgage-backed securities with a carrying value of $5,813 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of March 31, 2022, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2022, the Bank has pledged U.S. Government Agency securities with a carrying value of $3,570 and mortgage-backed securities with a carrying value of $2,645 as collateral against specific municipal deposits. As of March 31, 2022, the Bank also has mortgage-backed securities with a carrying value of $220 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the three month periods ended March 31, 2022 and March 31, 2021, there were no sales of available for sale securities.

The estimated fair value of securities at March 31, 2022 and December 31, 2021, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	March 31, 2022		December 31, 2021
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$140	$140
Due after one year through five years	4,670	4,524	4,903	4,971
Due after five years through ten years	42,629	41,673	40,410	40,818
Due after ten years	46,485	46,157	49,757	49,972
Total securities with contractual maturities	$93,784	$92,354	$95,210	$95,901
Mortgage-backed securities	103,723	95,551	107,636	107,167
Total available for sale securities	$197,507	$187,905	$202,846	$203,068

	March 31, 2022		December 31, 2021
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$4,450	$4,425	$4,300	$4,298
Due after five years through ten years	150	143	300	295
Total securities with contractual maturities	4,600	4,568	4,600	4,593
Mortgage-backed securities	100,294	91,407	66,541	64,584
Total held to maturity securities	$104,894	$95,975	$71,141	$69,177

Securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2022
U.S. government agency obligations	$3,716	$103	$—	$—	$3,716	$103
Mortgage-backed securities	84,939	7,358	7,469	823	92,408	8,181
Corporate debt securities	29,871	1,157	712	38	30,583	1,195
Corporate asset-based securities	32,527	484	—	—	32,527	484
Total	$151,053	$9,102	$8,181	$861	$159,234	$9,963
December 31, 2021
U.S. government agency obligations	$1,169	$1	$—	$—	$1,169	$1
Mortgage backed securities	89,010	878	—	—	89,010	878
Corporate debt securities	17,240	142	735	15	17,975	157
Corporate asset-based securities	19,296	127	—	—	19,296	127
Total	$126,715	$1,148	$735	$15	$127,450	$1,163

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2022
Obligations of states and political subdivisions	$4,568	$32	$—	$—	$4,568	$32
Mortgage-backed securities	56,503	4,105	33,773	4,811	90,276	8,916
Total	$61,071	$4,137	$33,773	$4,811	$94,844	$8,948
December 31, 2021
Obligations of states and political subdivisions	$593	$7	$—	$—	$593	$7
Mortgage-backed securities	46,969	1,346	14,716	715	61,685	2,061
Total	$47,562	$1,353	$14,716	$715	$62,278	$2,068

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

Below is a summary of originated and acquired loans by type and risk rating as of March 31, 2022:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$569,560	$659	$5,070	$—	$—	$575,289
Agricultural real estate	50,111	784	1,788	—	—	52,683
Multi-family real estate	175,186	285	—	—	—	175,471
Construction and land development	86,869	—	128	—	—	86,997
C&I/Agricultural operating:
Commercial and industrial	108,370	48	4	—	—	108,422
Agricultural operating	18,792	68	5,160	—	—	24,020
Residential mortgage:
Residential mortgage	57,145	—	2,730	—	—	59,875
Purchased HELOC loans	3,487	—	—	—	—	3,487
Consumer installment:
Originated indirect paper	14,396	—	112	—	—	14,508
Other consumer	7,772	—	70	—	—	7,842
Total originated loans before SBA PPP loans	1,091,688	1,844	15,062	—	—	1,108,594
SBA PPP loans	2,071	—	—	—	—	2,071
Total originated loans	$1,093,759	$1,844	$15,062	$—	$—	$1,110,665
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$111,371	$—	$3,114	$—	$—	$114,485
Agricultural real estate	18,424	—	4,609	—	—	23,033
Multi-family real estate	4,016	—	—	—	—	4,016
Construction and land development	729	—	154	—	—	883
C&I/Agricultural operating:
Commercial and industrial	12,342	5	253	—	—	12,600
Agricultural operating	4,501	—	236	—	—	4,737
Residential mortgage:
Residential mortgage	23,507	—	1,391	—	—	24,898
Consumer installment:
Other consumer	346	—	3	—	—	349
Total acquired loans	$175,236	$5	$9,760	$—	$—	$185,001
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$680,931	$659	$8,184	$—	$—	$689,774
Agricultural real estate	68,535	784	6,397	—	—	75,716
Multi-family real estate	179,202	285	—	—	—	179,487
Construction and land development	87,598	—	282	—	—	87,880
Commercial/Agricultural non-real estate:
Commercial and industrial	120,712	53	257	—	—	121,022
Agricultural operating	23,293	68	5,396	—	—	28,757
Residential mortgage:
Residential mortgage	80,652	—	4,121	—	—	84,773
Purchased HELOC loans	3,487	—	—	—	—	3,487
Consumer installment:
Originated indirect paper	14,396	—	112	—	—	14,508
Other consumer	8,118	—	73	—	—	8,191
Gross loans before SBA PPP Loans	1,266,924	1,849	24,822	—	—	1,293,595
SBA PPP loans	2,071	—	—	—	—	$2,071
Gross loans	$1,268,995	$1,849	$24,822	$—	$—	$1,295,666
Less:
Unearned net deferred fees and costs and loans in process						(2,223)
Unamortized discount on acquired loans						(3,267)
Allowance for loan losses						(16,818)
Loans receivable, net						$1,273,358

Below is a summary of originated and acquired loans by type and risk rating as of December 31, 2021:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$572,724	$667	$5,004	$—	$—	$578,395
Agricultural real estate	50,834	1,267	271	—	—	52,372
Multi-family real estate	173,760	290	—	—	—	174,050
Construction and land development	75,146	—	3,467	—	—	78,613
C&I/Agricultural operating:
Commercial and industrial	107,798	57	82	—	—	107,937
Agricultural operating	23,935	764	1,503	—	—	26,202
Residential mortgage:
Residential mortgage	60,754	—	3,101	—	—	63,855
Purchased HELOC loans	3,706	—	165	—	—	3,871
Consumer installment:
Originated indirect paper	15,818	—	153	—	—	15,971
Other consumer	8,404	—	69	—	—	8,473
Total Originated loans before SBA PPP loans	1,092,879	3,045	13,815	—	—	1,109,739
SBA PPP loans	8,755	—	—	—	—	8,755
Total originated loans	$1,101,634	$3,045	$13,815	$—	$—	$1,118,494
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$116,839	$1,314	$1,917	$—	$—	$120,070
Agricultural real estate	21,051	—	5,072	—	—	26,123
Multi-family real estate	4,299	—	—	—	—	4,299
Construction and land development	735	172	—	—	—	907
C&I/Agricultural operating:
Commercial and industrial	13,931	5	294	—	—	14,230
Agricultural operating	4,936	—	450	—	—	5,386
Residential mortgage:
Residential mortgage	25,869	—	1,266	—	—	27,135
Consumer installment:
Other consumer	398	—	3	—	—	401
Total acquired loans	$188,058	$1,491	$9,002	$—	$—	$198,551
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$689,563	$1,981	$6,921	$—	$—	698,465
Agricultural real estate	71,885	1,267	5,343	—	—	78,495
Multi-family real estate	178,059	290	—	—	—	178,349
Construction and land development	75,881	172	3,467	—	—	79,520
C&I/Agricultural operating:
Commercial and industrial	121,729	62	376	—	—	122,167
Agricultural operating	28,871	764	1,953	—	—	31,588
Residential mortgage:
Residential mortgage	86,623	—	4,367	—	—	90,990
Purchased HELOC loans	3,706	—	165	—	—	3,871
Consumer installment:
Originated indirect paper	15,818	—	153	—	—	15,971
Other consumer	8,802	—	72	—	—	8,874
Gross loans before SBA PPP loans	1,280,937	4,536	22,817	—	—	1,308,290
SBA PPP loans	8,755	—	—	—	—	8,755
Gross loans	$1,289,692	$4,536	$22,817	$—	$—	$1,317,045
Less:
Unearned net deferred fees and costs and loans in process						(2,482)
Unamortized discount on acquired loans						(3,600)
Allowance for loan losses						(16,913)
Loans receivable, net						$1,294,050

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended March 31, 2022
Allowance for Loan Losses:
Beginning balance, January 1, 2022	$12,354	$1,959	$518	$225	$774	$15,830
Charge-offs	(35)	(63)	—	(9)	—	(107)
Recoveries	3	10	1	10	—	24
Provision	72	198	(59)	(66)	8	153
Total allowance on originated loans	12,394	2,104	460	160	782	15,900
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2022	856	69	130	28	—	1,083
Charge-offs	—	—	(12)	—	—	(12)
Recoveries	—	—	—	—	—	—
Provision	(67)	(11)	(56)	(19)	—	(153)
Total allowance on other acquired loans	789	58	62	9	—	918
Total allowance on acquired loans	789	58	62	9	—	918
Ending balance, March 31, 2022	$13,183	$2,162	$522	$169	$782	$16,818
Allowance for Loan Losses at March 31, 2022:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$1,280	$373	$69	$—	$—	$1,722
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$11,903	$1,789	$453	$169	$782	$15,096
Loans Receivable as of March 31, 2022:						—
Ending balance of originated loans	$890,440	$134,513	$63,362	$22,350	$—	$1,110,665
Ending balance of purchased credit-impaired loans	8,672	1,023	1,024	—	—	10,719
Ending balance of other acquired loans	133,745	16,314	23,874	349	—	174,282
Ending balance of loans	$1,032,857	$151,850	$88,260	$22,699	$—	$1,295,666
Ending balance: individually evaluated for impairment	$20,597	$6,605	$6,838	$210	$—	$34,250
Ending balance: collectively evaluated for impairment	$1,012,260	$145,245	$81,422	$22,489	$—	$1,261,416

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended March 31, 2021
Allowance for Loan Losses:
Beginning balance, January 1, 2021	$10,271	$2,112	$1,041	$489	$906	$14,819
Charge-offs	—	—	—	(25)	—	(25)
Recoveries	5	8	7	10	—	30
Provision	833	(487)	(107)	(24)	(11)	204
Total allowance on originated loans	$11,109	$1,633	$941	$450	$895	$15,028
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2021	1,684	141	335	64	—	2,224
Charge-offs	(200)	—	—	—	—	(200)
Recoveries	—	7	1	4	—	12
Provision	(183)	(54)	52	(19)	—	(204)
Total allowance on other acquired loans	1,301	94	388	49	—	1,832
Total allowance on acquired loans	1,301	94	388	49	—	1,832
Ending balance, March 31, 2021	$12,410	$1,727	$1,329	$499	$895	$16,860
Allowance for Loan Losses at March 31, 2021:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$1,094	$10	$157	$—	$—	$1,261
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$11,316	$1,717	$1,172	$499	$895	$15,599
Loans Receivable as of March 31, 2021
Ending balance of originated loans	$599,182	$216,773	$87,576	$34,137	$—	$937,668
Ending balance of purchased credit-impaired loans	14,856	1,367	1,218	—	—	17,441
Ending balance of other acquired loans	181,438	24,974	38,828	913	—	246,153
Ending balance of loans	$795,476	$243,114	$127,622	$35,050	$—	$1,201,262
Ending balance: individually evaluated for impairment	$24,948	$6,197	$8,843	$255	$—	$40,243
Ending balance: collectively evaluated for impairment	$770,528	$236,917	$118,779	$34,795	$—	$1,161,019

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Loan Losses at December 31, 2021:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$797	$99	$113	$—	$—	$1,009
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$12,413	$1,929	$535	$253	$774	$15,904
Loans Receivable as of December 31, 2021:
Ending balance of originated loans	$883,430	$142,894	$67,726	$24,444	$—	$1,118,494
Ending balance of purchased credit-impaired loans	9,060	1,101	1,044	—	—	11,205
Ending balance of other acquired loans	142,339	18,515	26,091	401	—	187,346
Ending balance of loans	$1,034,829	$162,510	$94,861	$24,845	$—	$1,317,045
Ending balance: individually evaluated for impairment	$21,792	$3,337	$7,007	$257	$—	$32,393
Ending balance: collectively evaluated for impairment	$1,013,037	$159,173	$87,854	$24,588	$—	$1,284,652

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Commercial/Agricultural Real Estate Loans		C&I/Agricultural Operating		Residential Mortgage		Consumer Installment		Totals
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Performing loans
Performing TDR loans	$2,085	$4,618	$608	$649	$2,924	$2,681	$28	$36	$5,645	$7,984
Performing loans other	1,021,686	1,021,346	149,894	160,570	83,604	90,591	22,581	24,729	1,277,765	1,297,236
Total performing loans	1,023,771	1,025,964	150,502	161,219	86,528	93,272	22,609	24,765	1,283,410	1,305,220

Nonperforming loans (1)
Nonperforming TDR loans	3,502	3,389	639	554	443	593	2	3	4,586	4,539
Nonperforming loans other	5,584	5,476	709	737	1,289	996	88	77	7,670	7,286
Total nonperforming loans	9,086	8,865	1,348	1,291	1,732	1,589	90	80	12,256	11,825
Total loans	$1,032,857	$1,034,829	$151,850	$162,510	$88,260	$94,861	$22,699	$24,845	$1,295,666	$1,317,045
(1)Nonperforming loans are either 90+ days past due or nonaccrual.
As of March 31, 2022 the Company had $288,001 in unused commitments, compared to $270,985 in unused commitments as of December 31, 2021.

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of March 31, 2022 and December 31, 2021, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
March 31, 2022
Commercial/Agricultural real estate:
Commercial real estate	$1,996	$—	$—	$1,996	$5,503	$7,499	$682,275	$689,774
Agricultural real estate	895	—	—	895	3,454	4,349	71,367	75,716
Multi-family real estate	—	—	—	—	—	—	179,487	179,487
Construction and land development	—	—	—	—	129	129	87,751	87,880
C&I/Agricultural operating:
Commercial and industrial	—	—	—	—	284	284	120,738	121,022
C&I SBA PPP loans	—	—	—	—	—	—	2,071	2,071
Agricultural operating	1,645	—	—	1,645	1,064	2,709	26,048	28,757
Residential mortgage:
Residential mortgage	1,444	392	398	2,234	1,334	3,568	81,205	84,773
Purchased HELOC loans	—	—	—	—	—	—	3,487	3,487
Consumer installment:
Originated indirect paper	39	—	—	39	60	99	14,409	14,508
Other consumer	38	3	—	41	30	71	8,120	8,191
Total	$6,057	$395	$398	$6,850	$11,858	$18,708	$1,276,958	$1,295,666
December 31, 2021
Commercial/Agricultural real estate:
Commercial real estate	$36	$—	$—	$36	$5,374	$5,410	$693,055	$698,465
Agricultural real estate	498	4	—	502	3,490	3,992	74,503	78,495
Multi-family real estate	—	—	—	—	—	—	178,349	178,349
Construction and land development	—	—	—	—	—	—	79,520	79,520
C&I/Agricultural operating:
Commercial and industrial	—	32	—	32	298	330	121,837	122,167
SBA PPP loans	—	—	—	—	—	—	8,755	8,755
Agricultural operating	1,123	—	—	1,123	993	2,116	29,472	31,588
Residential mortgage:
Residential mortgage	1,471	487	156	2,114	1,268	3,382	87,608	90,990
Purchased HELOC loans	117	—	—	117	165	282	3,589	3,871
Consumer installment:
Originated indirect paper	38	27	—	65	55	120	15,851	15,971
Other consumer	58	10	4	72	22	94	8,780	8,874
Total	$3,341	$560	$160	$4,061	$11,665	$15,726	$1,301,319	$1,317,045

At March 31, 2022, the Company individually evaluated loans for impairment with a recorded investment of $33,741, consisting of (1) $10,719 purchased credit impaired (“PCI”) loans, with a carrying amount of $10,210; (2) $6,716 TDR loans, net of TDR PCI loans; and (3) $16,815 of substandard non-TDR, non-PCI loans. The $33,741 total of loans individually evaluated for impairment includes $5,645 of performing TDR loans. At December 31, 2021, the Company individually evaluated loans for impairment with a recorded investment of $31,740, consisting of (1) $11,205 PCI loans, with a carrying amount of $10,552; (2) $9,860 TDR loans, net of TDR PCI loans; and (3) $11,328 of substandard non-TDR, non-PCI loans. The $31,740 total of loans individually evaluated for impairment includes $7,984 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of the Company’s loans individually evaluated for impairment as of March 31, 2022, December 31, 2021 and March 31, 2021 was as follows:

				Three Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2022
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$13,840	$14,116	$—	$16,626	$136
C&I/Agricultural operating	6,015	6,167	—	5,319	50
Residential mortgage	6,447	6,528	—	6,882	71
Consumer installment	210	210	—	258	2
Total	$26,512	$27,021	$—	$29,085	$259
With An Allowance Recorded:
Commercial/Agricultural real estate	$6,481	$6,481	$1,280	$5,285	$11
C&I/Agricultural operating	438	438	373	415	10
Residential mortgage	310	310	69	600	1
Consumer installment	—	—	—	1	—
Total	$7,229	$7,229	$1,722	$6,301	$22
March 31, 2022 Totals:
Commercial/Agricultural real estate	$20,321	$20,597	$1,280	$21,911	$147
C&I/Agricultural operating	6,453	6,605	373	5,734	60
Residential mortgage	6,757	6,838	69	7,482	72
Consumer installment	210	210	—	259	2
Total	$33,741	$34,250	$1,722	$35,386	$281

				Twelve Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2021
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$15,521	$15,905	$—	$19,412	$964
C&I/Agricultural operating	3,153	3,337	—	4,622	146
Residential mortgage	6,221	6,306	—	7,316	316
Consumer installment	256	256	—	306	85
Total	$25,151	$25,804	$—	$31,656	$1,511
With An Allowance Recorded:
Commercial/Agricultural real estate	$5,887	$5,887	$797	$4,089	$62
C&I/Agricultural operating	—	—	99	391	84
Residential mortgage	701	701	113	890	17
Consumer installment	1	1	—	2	—
Total	$6,589	$6,589	$1,009	$5,372	$163
December 31, 2021 Totals
Commercial/Agricultural real estate	$21,408	$21,792	$797	$23,501	$1,026
C&I/Agricultural operating	3,153	3,337	99	5,013	230
Residential mortgage	6,922	7,007	113	8,206	333
Consumer installment	257	257	—	308	85
Total	$31,740	$32,393	$1,009	$37,028	$1,674

				Three Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2021
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$19,064	$19,714	$—	$21,183	$239
C&I/Agricultural operating	5,924	6,118	—	6,007	70
Residential mortgage	8,069	8,191	—	8,240	80
Consumer installment	255	255	—	306	3
Total	$33,312	$34,278	$—	$35,736	$392
With An Allowance Recorded:
Commercial/Agricultural real estate	$5,234	$5,234	$1,094	$3,762	$62
C&I/Agricultural operating	79	79	10	430	—
Residential mortgage	652	652	157	866	8
Consumer installment	—	—	—	1	—
Total	$5,965	$5,965	$1,261	$5,059	$70
March 31, 2021 Totals:
Commercial/Agricultural real estate	$24,298	$24,948	$1,094	$24,945	$301
C&I/Agricultural operating	6,003	6,197	10	6,437	70
Residential mortgage	8,721	8,843	157	9,106	88
Consumer installment	255	255	—	307	3
Total	$39,277	$40,243	$1,261	$40,795	$462

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty, and the Bank grants a concession to that borrower that the Bank would not otherwise consider, except for the borrower’s financial difficulties. Concessions may include: extension of the loan’s term, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were no delinquent accruing TDR loan greater than 60 days past due at March 31, 2022, compared to one such loan with a recorded investment of $4 at December 31, 2021.
Following is a summary of TDR loans by accrual status as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Troubled debt restructure loans:
Accrual status	$5,645	$7,984
Non-accrual status	4,586	4,539
Total	$10,231	$12,523
There was one loan commitment for $27 meeting our TDR criteria as of March 31, 2022 and no loan commitments meeting our TDR criteria as of December 31, 2021. There were unused lines of credit totaling $49 and $10 meeting our TDR criteria as of March 31, 2022 and December 31, 2021, respectively.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three months ended March 31, 2022 and March 31, 2021:

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended March 31, 2022
TDRs:
Commercial/Agricultural real estate	4	$1,241	$—	$—	$—	$1,241	$1,241	$—
C&I/Agricultural operating	1	—	—	150	—	150	150	—
Residential mortgage	4	31	—	507	—	538	538	—
Consumer installment	—	—	—	—	—	—	—	—
Totals	9	$1,272	$—	$657	$—	$1,929	$1,929	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended March 31, 2021
TDRs:
Commercial/Agricultural real estate	2	$38	$81	$—	$—	$119	$119	$—
C&I/Agricultural operating	1	—	—	240	—	240	240	—
Residential mortgage	2	66	—	14	—	80	80	—
Consumer installment	1	6	—	—	—	6	6	—
Totals	6	$110	$81	$254	$—	$445	$445	$—

A summary of loans by loan segment modified in a troubled debt restructuring as of March 31, 2022 and March 31, 2021, was as follows:

	March 31, 2022		March 31, 2021
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	20	$5,587	30	$8,656
C&I/Agricultural operating	7	1,247	14	4,800
Residential mortgage	42	3,367	52	3,937
Consumer installment	6	30	9	49
Total troubled debt restructurings	75	$10,231	105	$17,442

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the three months ended March 31, 2022 and March 31, 2021, as well as the recorded investment in these restructured loans as of March 31, 2022 and March 31, 2021:

Three Months Ended
	March 31, 2022		March 31, 2021
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	—	$—	—	$—
C&I/Agricultural operating	—	—	—	—
Residential mortgage	—	—	1	19
Consumer installment	—	—	—	—
Total troubled debt restructurings	—	$—	1	$19

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	March 31, 2022	December 31, 2021
Accountable for under ASC 310-30 (Purchased Credit Impaired “PCI” loans)
Outstanding balance	$10,719	$11,205
Carrying amount	$10,210	$10,552
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$174,282	$187,346
Carrying amount	$171,524	$184,399
Total acquired loans
Outstanding balance	$185,001	$198,551
Carrying amount	$181,734	$194,951

The table below shows scheduled accretion by year for the accretable difference recognized due to fair value purchase accounting on recent whole bank acquisitions. In addition, the Company has $1.66 million of accretable discount from purchased impaired loans with the original non-accretable discount transferred to accretable discount. The scheduled accretion on this balance is estimated to be $100 per year; however, large balance payoffs, as seen in 2021 and 2020, would accelerate this accretion.

Fiscal years ending December 31,	Purchase Accounting Accretable Discount
2022	$594
2023	279
2024	131
2025	96
Total	$1,100

The following table provides changes in non-accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	March 31, 2022	December 31, 2021
Balance at beginning of period	$653	$1,087
Additions to non-accretable difference for acquired purchased credit impaired loans	—	—
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(26)	(105)
Transfers from non-accretable difference to accretable discount	(86)	(329)
Non-accretable difference used to reduce loan principal balance	(32)	—
Balance at end of period	$509	$653

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of March 31, 2022 and December 31, 2021 were $552,236 and $556,086, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $4,748 and $2,781 at March 31, 2022 and December 31, 2021, respectively.
Mortgage servicing rights activity for the three month periods ended March 31, 2022 and March 31, 2021 were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended
	March 31, 2022	March 31, 2021
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$4,727	$5,266
Increase in mortgage servicing rights resulting from transfers of financial assets	126	297
Amortization during the period	(239)	(439)
Mortgage servicing rights, end of period	4,614	5,124
Valuation allowance:
Valuation allowance, beginning of period	(566)	(2,014)
Additions	—	—
Recoveries	566	889
Valuation allowance, end of period	—	(1,125)
Mortgage servicing rights, net	$4,614	$3,999
Fair value of mortgage servicing rights; end of period	$5,267	$4,005
The current period change in valuation allowance is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $351 and $352 for the three months ended March 31, 2022 and March 31, 2021, respectively, and are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at both March 31, 2022 and March 31, 2021, was determined using discount rates ranging from 9% to 12%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for our corporate offices (1), bank branch offices (5), and an ATM location (1). Our leases have remaining lease terms ranging from approximately 1.00 to 6.25 years, some of which include options to extend the leases for up to 5 additional years. As of March 31, 2022, we have no additional lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Three Months Ended
	March 31, 2022	March 31, 2021
The components of total lease cost were as follows:
Operating lease cost	$139	$139
Variable lease cost	10	7
Total lease cost	$149	$146

The components of total lease income were as follows:
Operating lease income	$9	$7

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$139	$138
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—
	March 31, 2022	December 31, 2021
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$2,034	$2,159
Operating lease liabilities	$2,104	$2,228

Weighted average remaining lease term in years; operating leases	5.36	5.55
Weighted average discount rate; operating leases	2.75%	2.73%

Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2022	$420	$26
2023	506	27
2024	419	10
2025	403	—
2026	346
Thereafter	480
Total	2,574	$63
Less: effects of discounting	(470)
Lease liability recognized	$2,104

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
Non-interest bearing demand deposits	$269,481	$276,631
Interest bearing demand deposits	423,251	396,231
Savings accounts	241,072	222,674
Money market accounts	321,409	288,985
Certificate accounts	173,010	203,014
Total deposits	$1,428,223	$1,387,535

At March 31, 2022, the scheduled maturities of time deposits were as follows for the year ended, except December 31, 2022 which is the nine months ended:

December 31, 2022	$128,883
December 31, 2023	27,613
December 31, 2024	7,508
December 31, 2025	7,264
December 31, 2026	1,398
After December 31, 2027	344
Total	$173,010

Time deposits of $250 or more were $19,762 and $22,381 at March 31, 2022 and December 31, 2021, respectively. Brokered deposits were $11 at both March 31, 2022 and December 31, 2021, respectively.

NOTE 7 – FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at March 31, 2022 and December 31, 2021 is as follows:

		March 31, 2022			December 31, 2021
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2022	$—	—%	—%	$11,000	2.45%	2.45%
	2023	5,000	1.43%	1.44%	20,000	1.43%	1.44%
	2024	20,530	0.00%	1.45%	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	12,500	0.52%	0.86%

Subtotal		85,530			111,530
Unamortized discount on acquired notes		—			(3)
Federal Home Loan Bank advances, net		$85,530			$111,527

Senior Notes (5)	2034	$23,250	3.00%	3.00%	$28,856	3.00%	3.50%

Subordinated Notes (6)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	—	—%	—%
		$65,000			$30,000

Unamortized debt issuance costs		(1,188)			(430)
Total other borrowings		$87,062			$58,426

Totals		$172,592			$169,953
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $931,498 and $861,900 at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $240,412 compared to $204,271 as of December 31, 2021.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $111,530 and $123,530, during the three months ended March 31, 2022 and the twelve months ended December 31, 2021, respectively.
(3) There are no FHLB borrowings maturing within twelve months of March 31, 2022. The weighted-average interest rate on FHLB borrowings maturing within twelve months as of December 31, 2021 was 2.45%.
(4)    FHLB term notes totaling $55,000 can be called or replaced by the FHLB on a quarterly basis, and if not called, will mature at various dates in 2029 and 2030.
(5)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022, requiring quarterly interest-only payments through March 2025, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
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
(c) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in March 2022, which bears a fixed interest rate of 4.75% for five years. In April 2027, the fixed interest rate will be reset quarterly to equal the three-month term Secured Overnight Financing Rate plus 329 basis points. The note is callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $209,400 and $176,150 at March 31, 2022 and December 31, 2021, respectively.
Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“FRB PPPLF”) Program
The Bank has originated Small Business Administration’s Paycheck Protection Program (“SBA PPP”) loans and has complied with the requirements to pledge these loans to the FRB PPPLF program which provides 100% funding for SBA PPP loans upon request. This FRB PPPLF program expired on July 30, 2021. The Bank had no outstanding loan balances under this facility at March 31, 2022 and December 31, 2021. There were no month-end borrowed amounts outstanding under this agreement during the three months ended March 31, 2022 and the twelve months ended December 31, 2021, respectively. In July 2021, the Bank pledged these SBA PPP loans to the FHLB.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2022, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2022 and December 31, 2021, respectively, are presented below:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of March 31, 2022
Total capital (to risk weighted assets)	$207,760	14.9%	$111,180	> =	8.0%		$138,975	> =	10.0%
Tier 1 capital (to risk weighted assets)	190,942	13.7%	$83,385	> =	6.0%	10	111,180	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	190,942	13.7%	$62,539	> =	4.5%		90,334	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	190,942	11.1%	68,584	> =	4.0%		85,729	> =	5.0%
As of December 31, 2021
Total capital (to risk weighted assets)	$187,783	13.4%	$111,694	> =	8.0%		$139,618	> =	10.0%
Tier 1 capital (to risk weighted assets)	170,870	12.2%	83,771	> =	6.0%		111,694	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	170,870	12.2%	62,828	> =	4.5%		90,752	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	170,870	10.0%	68,323	> =	4.0%		85,403	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2022 and December 31, 2021, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of March 31, 2022
Total capital (to risk weighted assets)	$219,277	15.8%	111,180	> =	8.0%
Tier 1 capital (to risk weighted assets)	137,459	9.9%	83,385	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	137,459	9.9%	62,539	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	137,459	8.0%	68,584	> =	4.0%
As of December 31, 2021
Total capital (to risk weighted assets)	$182,242	13.1%	$111,694	> =	8.0%
Tier 1 capital (to risk weighted assets)	135,329	9.7%	83,771	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	135,329	9.7%	62,828	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	135,329	7.9%	68,323	> =	4.0%

NOTE 9 – STOCK-BASED COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of March 31, 2022, 214,394 restricted shares had been granted under this plan. This amount includes 11,834 shares of performance based restricted stock granted in 2019 and issued in January 2022 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2019 and ending December 31, 2021. As of March 31, 2022, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of March 31, 2022, there are 400 awarded unvested restricted shares and 63,400 awarded unexercised options remaining from the plan. Restricted shares granted under the 2008 Equity Incentive Plan were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $195 for the three months ended March 31, 2022, compared to $171 for the three months ended March 31, 2021.

Restricted Common Stock Award

	March 31, 2022		December 31, 2021
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,630	$11.20	57,242	$12.23
Granted	38,586	14.00	64,399	10.78
Vested	(23,649)	11.12	(44,511)	13.26
Forfeited	—	—	(1,500)	10.78
Unvested and outstanding at end of period	90,567	$12.41	75,630	$11.20
The Company accounts for stock option-based employee compensation related to the Company’s 2008 Equity Incentive Plan and 2018 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock option-based employee compensation related to these plans for the three month period ended March 31, 2022 was $1. The compensation cost recognized for stock option-based employee compensation related to these plans for the three month period ended March 31, 2021 was $3.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
March 31, 2022
Outstanding at beginning of year	65,900	$11.20
Exercised	(2,500)	8.00
Forfeited or expired	—	—
Outstanding at end of period	63,400	$11.33	4.52	$240
Exercisable at end of period	59,200	$11.16	4.45	$234
December 31, 2021
Outstanding at beginning of year	72,300	$11.05
Exercised	(5,800)	8.99
Forfeited or expired	(600)	13.76
Outstanding at end of year	65,900	$11.20	4.61	$169
Exercisable at end of year	61,700	$11.03	4.54	$169
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Three months ended March 31, 2022	Twelve months ended December 31, 2021
Intrinsic value of options exercised	$19	$28
Cash received from options exercised	$20	$52
Tax benefit realized from options exercised	$—	$—

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Investment securities:
U.S. government agency obligations	$23,881	$—	$23,881	$—
Mortgage-backed securities	95,551	—	95,551	—
Corporate debt securities	35,946	—	35,946	—
Corporate asset-backed securities	32,527	—	32,527	—
Total investment securities	187,905	—	187,905	—
Equity Investments:
Equity Investments	331	331	—	—
Equity investments measured at NAV(1)	960	—	—	—
Total equity investments	1,291	331	—	—
Total	$189,196	$331	$187,905	$—

December 31, 2021
Investment securities:
U.S. government agency obligations	$26,265	$—	$26,265	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	107,167	—	107,167	—
Corporate debt securities	35,588	—	35,588	—
Corporate asset backed securities	33,908	—	33,908	—
Total investment securities	203,068	—	203,068	—
Equity Investments:
Equity Investments	368	368	—	—
Equity investments measured at NAV(1)	960	—	—	—
Total equity investments	1,328	368	—	—
Total	$204,396	$368	$203,068	$—

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Foreclosed and repossessed assets, net	$1,368	$—	$—	$1,368
Impaired loans with allocated allowances	5,507	—	—	5,507
Mortgage servicing rights	4,614	—	—	5,267
Total	$11,489	$—	$—	$12,142
December 31, 2021
Foreclosed and repossessed assets, net	$1,408	$—	$—	$1,408
Impaired loans with allocated allowances	5,580	—	—	5,580
Mortgage servicing rights	4,161	—	—	4,312
Total	$11,149	$—	$—	$11,300

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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
March 31, 2022.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
March 31, 2022
Foreclosed and repossessed assets, net	$1,368	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$5,507	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,267	Discounted cash flows	Discounted rates	9% - 12%
December 31, 2021
Foreclosed and repossessed assets, net	$1,408	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$5,580	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$4,312	Discounted cash flows	Discounted rates	9% - 12%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		March 31, 2022		December 31, 2021
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$84,364	$84,364	$47,691	$47,691
Other interest-bearing deposits	(Level II)	1,511	1,527	1,511	1,535
Securities available for sale “AFS”	(Level II)	187,905	187,905	203,068	203,068
Securities held to maturity “HTM”	(Level II)	104,894	95,975	71,141	69,177
Equity investments	(Level I)	331	331	368	368
Equity investments valued at NAV(1)	N/A	960	960	960	960
Other investments	(Level II)	15,084	15,084	15,305	15,305
Loans receivable, net	(Level III)	1,273,358	1,343,482	1,294,050	1,319,293
Loans held for sale	(Level II)	2,528	2,528	6,670	6,670
Mortgage servicing rights	(Level III)	4,614	5,267	4,161	4,312
Accrued interest receivable	(Level I)	4,179	4,179	3,916	3,916
Financial liabilities:
Deposits	(Level III)	$1,428,223	$1,428,630	$1,387,535	$1,388,390
FHLB advances	(Level II)	85,530	85,039	111,527	113,285
Other borrowings	(Level I)	87,062	87,062	58,426	58,426
Accrued interest payable	(Level I)	375	375	586	586
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended
(Share count in thousands)	March 31, 2022	March 31, 2021
Basic
Net income attributable to common stockholders	$4,706	$5,506
Weighted average common shares outstanding	10,527	10,980
Basic earnings per share	$0.45	$0.50
Diluted
Net income attributable to common stockholders	$4,706	$5,506
Weighted average common shares outstanding	10,527	10,980
Add: Dilutive stock options outstanding	14	6
Average shares and dilutive potential common shares	10,541	10,986
Diluted earnings per share	$0.45	$0.50
Additional common stock option shares that have not been included due to their antidilutive effect	—	22,400

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31, 2022			March 31, 2021
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized losses on securities:
Net unrealized losses arising during the period	$(9,824)	$2,701	$(7,123)	$(672)	$186	$(486)
Other comprehensive loss	$(9,824)	$2,701	$(7,123)	$(672)	$186	$(486)

The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2021 and the three months ended March 31, 2022 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2021	$2,056	$1,490
Current year-to-date other comprehensive loss	(1,834)	(1,329)
Ending balance, December 31, 2021	$222	$161
Current year-to-date other comprehensive loss	(9,824)	(7,123)
Ending balance, March 31, 2022	$(9,602)	$(6,962)

There were no reclassifications out of accumulated other comprehensive income (loss) for either of the three month periods ended March 31, 2022 or March 31, 2021, respectively.

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 2, 2022 (“2021 10-K”), the matters described in “Risk Factors” in Item 1A of this Form 10-Q, and the following:

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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2022, and our consolidated results of operations for the three months ended March 31, 2022, compared to the same period in the prior fiscal year for the three months ended March 31, 2021. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2021 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses, and their related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that our management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit in our annual report on our 2021 10-K, our critical accounting estimates are as follows:
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
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of March 31, 2022, which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2021.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of March 31, 2022, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three-month periods ended March 31, 2022, and March 31, 2021, respectively.
Net interest income was $13.2 million for the three months ended March 31, 2022, compared to $12.8 million for the three months ended March 31, 2021. Net interest income for the three months ended March 31, 2022, increased from the same period one year ago due to: 1) both the organic loan and investment growth from March 31, 2021; 2) the increase in loans as a percentage of total interest-earning assets, partially due to lower levels of low-yielding cash and cash equivalent; and 3) lower liability costs. This was partially offset by a $1.5 million dollar decrease in the accretion of deferred fees related to SBA Paycheck Protection Program (“SBA PPP”) loans for the quarter ended March 31, 2022, compared to the prior year quarter.
The net interest margin for the three-month period ended March 31, 2022, was 3.25%, compared to 3.31% for the three-month period ended March 31, 2021. The net interest margin decrease was due to a 36-basis point decrease in SBA PPP deferred loan fee accretion in loan yields, partially offset by 1) the positive impact of investing lower yield cash into investment securities, 2) lower liability costs, and 3) the favorable impact of lower yielding deposits increasing as a percentage of interest-bearing liabilities.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three-month periods ended March 31, 2022, and March 31, 2021. Non-accruing loans have been included in the table as loans carrying a zero yield.
NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$35,208	$13	0.15%	$129,642	$29	0.09%
Loans	1,304,141	13,767	4.28%	1,213,562	14,517	4.85%
Interest-bearing deposits	1,511	8	2.15%	3,437	20	2.36%
Investment securities (1)	288,261	1,416	1.99%	202,981	885	1.77%
Other investments	15,258	172	4.57%	15,038	169	4.56%
Total interest earning assets (1)	$1,644,379	$15,376	3.79%	$1,564,660	$15,620	4.05%
Average interest-bearing liabilities:
Savings accounts	$224,557	$94	0.17%	$197,647	$83	0.17%
Demand deposits	410,890	217	0.21%	330,674	251	0.31%
Money market	299,004	216	0.29%	254,120	202	0.32%
CD’s	161,203	464	1.17%	266,044	1,043	1.59%
IRA’s	37,067	77	0.84%	40,877	135	1.34%
Total deposits	$1,132,721	$1,068	0.38%	$1,089,362	$1,714	0.64%
FHLB Advances and other borrowings	166,118	1,141	2.79%	180,635	1,142	2.56%
Total interest-bearing liabilities	$1,298,839	$2,209	0.69%	$1,269,997	$2,856	0.91%
Net interest income		$13,167			$12,764
Interest rate spread			3.10%			3.14%
Net interest margin (1)			3.25%			3.31%
Average interest earning assets to average interest-bearing liabilities			1.27			1.23
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarters ended March 31, 2022 and March 31, 2021. The FTE adjustment to net interest income included in the rate calculations totaled $1 thousand for both the three months ended March 31, 2022 and March 31, 2021, respectively.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously in the net interest income section above. For the three months ended March 31, 2022, compared to the same periods in 2021, the loan volume increased due to strong organic growth. Investment securities volume increases are due to an increase in portfolio balances, largely due to purchases of mortgage-backed securities. The decrease in certificate volumes is due to CD shrinkage.

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2022 compared to the three months ended March 31, 2021.

	Increase (decrease) due to
	Volume		Rate	Net
Interest income:
Cash and cash equivalents	$(32)		$16	$(16)
Loans	1,036		(1,786)	(750)
Interest-bearing deposits	(10)		(2)	(12)
Investment securities	405		126	531
Other investments	2		1	3
Total interest earning assets	1,401		(1,645)	(244)
Interest expense:
Savings accounts	11		—	11
Demand deposits	54		(88)	(34)
Money market accounts	34		(20)	14
CD’s	(333)		(246)	(579)
IRA’s	(12)		(46)	(58)
Total deposits	(246)		(400)	(646)
FHLB Advances and other borrowings	(96)	0	95	(1)
Total interest bearing liabilities	(342)		(305)	(647)
Net interest income	$1,743		$(1,340)	$403

Provision for Loan Losses. We determine our provision for loan losses (“provision”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. We continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.
Total provision for loan losses for both the three months ended March 31, 2022, and March 31, 2021, was $0. The ALL and related need for provision for loan losses for the three months ended March 31, 2022, was positively impacted by reductions in the allocation of the allowance for loan losses for general economic conditions utilizing a Q-factor and the impact of lower loan deferral balances associated with Section 4013 of the Cares Act. These positive impacts offset increases in specific reserve and modest net loan charge offs. Note that in discussing ALL allocations, the entire ALL balance is available for any loan that, in management’s judgment, should be charged off. The ALL and related need for no provision was due to loan shrinkage and low net charge-offs.
Management believes that the provision recorded for the current year three-month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional provision in the future.

Non-interest Income. The following table reflects the various components of non-interest income for the three month periods ended March 31, 2022 and 2021, respectively.

	Three months ended March 31,
	2022	2021	% Change
Non-interest Income:
Service charges on deposit accounts	$488	$398	22.61%
Interchange income	549	530	3.58%
Loan servicing income	701	893	(21.50)%
Gain on sale of loans	722	1,595	(54.73)%
Loan fees and service charges	92	278	(66.91)%
Net gains (losses) on investment securities	(37)	235	N/M
Other	198	247	(19.84)%
Total non-interest income	$2,713	$4,176	(35.03)%
Service charges on deposit accounts increased modestly to $488 for the three months ended March 31, 2022, from $398 for the prior year quarter due to higher customer spending activity during the quarter.
Loan servicing income decreased with reduced capitalization of mortgage servicing rights due to lower mortgage loan origination fees in the three-month period ended March 31, 2022.
Gain on sale of loans decreased in the current three-month period ended March 31, 2022, compared to March 31, 2021, due to lower mortgage loan origination volumes, partially offset by a modest increase on the gain on sale of SBA loans.
The change in loan fees and service charges for the three ended March 31, 2022, is largely due to decreases in commercial loan-related customer activity
The change in net gains (losses) on investment securities between the three-month period ended March 31, 2022 and the three-month period ended March 31, 2021, is primarily due to the corresponding change in unrealized gains/losses on equity securities with readily determinable fair value.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three-month periods ended March 31, 2022 and 2021, respectively.

	Three months ended March 31,
	2022	2021	% Change
Non-interest Expense:
Compensation and related benefits	$5,398	$5,569	(3.07)%
Occupancy	1,365	1,316	3.72%
Data processing	1,301	1,370	(5.04)%
Amortization of intangible assets	399	399	—%
Mortgage servicing rights expense, net	(327)	(450)	27.33%
Advertising, marketing and public relations	212	163	30.06%
FDIC premium assessment	115	165	(30.30)%
Professional services	402	502	(19.92)%
Gains on repossessed assets, net	(7)	(117)	94.02%
New market tax credit depletion	163	—	NM
Other	647	572	13.11%
Total non-interest expense	$9,668	$9,489	1.89%

Non-interest expense (annualized) / Average assets	2.24%	2.29%	(2.17)%
Compensation expense for the three-month period ended March 31, 2022, was lower than the comparable prior year period due to 1) lower variable mortgage production compensation related to lower mortgage loan origination activity; and 2) lower incentive compensation based on performance metrics, including items such as net income and loan growth.
Net mortgage servicing rights expense increased during the three months ended March 31, 2022, compared to the comparable prior year period. This increase is primarily due to the reversal of previously recognized impairment charges of $1.3 million in 2021, resulting largely from the impact of lower future forecasted prepayment rates. Approximately 30% of this impairment reversal occurred in the third quarter of 2021 and 70% in the first quarter of 2021.
The FDIC insurance premium decreased during the three months ended March 31, 2022, from the comparable prior year period due to the favorable impact of increased bank capital ratios.
Professional services costs decreased due to the need for fewer outside professionals.
Net gains on repossessed assets decreased due to fewer and lower value repossessed property sales resulting in lower corresponding gains on sale.
In the first quarter of 2022, the bank invested $4.1 million in a New Market Tax Credit. The related non-tax-deductible asset depletion will occur over a 5-year period in lockstep with the recognition of the tax credit.
Income Taxes. Income tax expense was $1.5 million for the three months ended March 31, 2022, compared to $1.9 million for the three months March 31, 2021. The effective tax rate was 24.2% for the three-month period ended March 31, 2022, compared to 26.1% for the comparable prior year period. The lower effective tax rate is due to the impact of the New Markets Tax Credit. The lower tax expense is due to both the lower effective tax rate and lower pre-tax income.

BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. This balance increased $36.7 million in the first quarter of 2022 as the net cash increase resulting from deposit growth and loan shrinkage was not yet fully invested in our securities portfolios.
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities available for sale, which represent the majority of our investment portfolio, were $187.9 million at March 31, 2022, compared with $203.1 million at December 31, 2021. The decrease in the available for sale portfolio is due to unrealized losses of $9.8 million and principal repayments.
Securities held to maturity increased to $104.9 million at March 31, 2022, compared to $71.1 million at December 31, 2021. This increase was largely due to the purchase of agency mortgage-backed securities, net of repayments. The unrealized loss on this portfolio increased by $7.0 million in the quarter.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
March 31, 2022
U.S. government agency obligations	$23,686	$23,881
Obligations of states and political subdivisions	—	—
Mortgage-backed securities	103,723	95,551
Corporate debt securities	37,087	35,946
Corporate asset-backed securities	33,011	32,527
Totals	$197,507	$187,905
December 31, 2021
U.S. government agency obligations	$25,826	$26,265
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	107,636	107,167
Corporate debt securities	35,342	35,588
Corporate asset-backed securities	33,902	33,908
Totals	$202,846	$203,068

The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Held to maturity securities	Amortized Cost	Fair Value
March 31, 2022
Obligations of states and political subdivisions	$4,600	$4,568
Mortgage-backed securities	100,294	91,407
Totals	$104,894	$95,975
December 31, 2021
Obligations of states and political subdivisions	$4,600	$4,593
Mortgage-backed securities	66,541	64,584
Totals	$71,141	$69,177
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	March 31, 2022		December 31, 2021
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$125,149	$117,194	$131,115	$131,008
AAA	9,617	9,426	9,662	9,710
AA	25,654	25,339	26,727	26,762
A	5,700	5,559	5,700	5,720
BBB	31,387	30,387	29,642	29,868
Non-rated	—	—	—	—
Total available for sale securities	$197,507	$187,905	$202,846	$203,068
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	March 31, 2022		December 31, 2021
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$100,294	$91,407	$66,541	$64,584
AAA	—	—	—	—
AA	4,000	3,999	4,000	4,000
A	600	569	600	593
Total	$104,894	$95,975	$71,141	$69,177
As of March 31, 2022, the Bank has pledged U.S. Government Agency securities with a carrying value of $3.6 million and mortgage-backed securities with a carrying value of $2.6 million as collateral against specific municipal deposits. At March 31, 2022, the Bank has pledged mortgage-backed securities with a carrying value of $5.8 million as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of March 31, 2022, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2022, the Bank also has mortgage-backed securities with a carrying value of $0.2 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
As of December 31, 2021, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $3.9 million and mortgage-backed securities with a carrying value of $2.9 million as collateral against specific municipal deposits. At December 31, 2021, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $0.8 million as collateral to secure a line of credit with the Federal Reserve Bank. However, as of December 31, 2021, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2021, the Bank also has mortgage-backed securities with a carrying value of $0.3 million pledged as collateral to the Federal Home Loan Bank of Des Moines.

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, decreased by $20.8 million, to $1.29 billion as of March 31, 2022, from $1.31 billion at December 31, 2021. The originated loan portfolio, before SBA PPP loans, decreased $1.1 million in the three-month period. We experienced approximately $27 million of loan payoffs in the originated loan portfolio during the quarter ended March 31, 2022, that we expected to be received in the fourth quarter of 2021. Total SBA PPP loans decreased $6.7 million, entirely due to debt forgiveness. Acquired loans decreased by $13.6 million. The following table reflects the composition, or mix, of our loan portfolio at March 31, 2022, and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$689,774	53.5%	$698,465	53.3%
Agricultural real estate	75,716	5.9%	78,495	6.0%
Multi-family real estate	179,487	13.9%	178,349	13.6%
Construction and land development	87,880	6.8%	79,520	6.1%
Residential mortgage
Residential mortgage	84,773	6.6%	90,990	6.9%
Purchased HELOC loans	3,487	0.3%	3,871	0.3%
Total real estate loans	1,121,117	87.0%	1,129,690	86.2%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	121,022	9.4%	122,167	9.3%
Agricultural operating	28,757	2.2%	31,588	2.4%
Consumer installment				—%
Originated indirect paper	14,508	1.1%	15,971	1.2%
Other consumer	8,191	0.6%	8,874	0.7%
Total C&I/Agricultural operating and Consumer installment Loans	172,478	13.3%	178,600	13.6%
Gross loans before C&I SBA PPP loans	1,293,595	100.3%	1,308,290	99.8%
SBA PPP loans	2,071	0.2%	8,755	0.7%
Gross loans	$1,295,666	100.5%	$1,317,045	100.5%
Unearned net deferred fees and costs and loans in process	(2,223)	(0.2)%	(2,482)	(0.2)%
Unamortized discount on acquired loans	(3,267)	(0.3)%	(3,600)	(0.3)%
Total loans (net of unearned income and deferred expense)	1,290,176	100.0%	1,310,963	100.0%
Allowance for loan losses	(16,818)		(16,913)
Total loans receivable, net	$1,273,358		$1,294,050

The following table summarizes SBA PPP loans by origination year at March 31, 2022:

	2020 Originations		2021 Originations		Total
	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income
SBA PPP loans, January 1, 2021	$123,702	$2,991	$—	$—	$123,702	$2,991
2021 SBA PPP loan originations	—	—	55,854	3,494	55,854	3,494
Less: 2021 SBA PPP loan forgiveness and fee accretion	(121,574)	(2,987)	(49,227)	(3,201)	(170,801)	(6,188)
SBA PPP loans, December 31, 2021	2,128	4	6,627	293	8,755	297
Less: 2022 SBA PPP loan forgiveness and fee accretion	(886)	(3)	(5,798)	(255)	(6,684)	(258)
SBA PPP loans, March 31, 2022	$1,242	$1	$829	$38	$2,071	$39
Allowance for Loan Losses. The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we maintain an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated statements of operations as PLL. See “Provision for Loan Losses” earlier in this quarterly report. We attempt to control, monitor, and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner, as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and that are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At March 31, 2022, the Company individually evaluated loans for impairment with a recorded investment of $33.7 million, consisting of (1) $10.7 million purchased credit impaired (“PCI”) loans, with a carrying amount of $10.2 million; (2) $6.7 million TDR loans, net of TDR PCI loans; and (3) $16.8 million of substandard non-TDR, non-PCI loans. The $33.7 million total of loans individually evaluated for impairment includes $5.6 million of performing TDR loans. At December 31, 2021, the Company individually evaluated loans for impairment with a recorded investment of $31.7 million, consisting of (1) $11.2 million PCI loans, with a carrying amount of $10.6 million; (2) $9.9 million TDR loans, net of TDR PCI loans; and (3) $11.3 million of substandard non-TDR, non-PCI loans. The $31.7 million total of loans individually evaluated for impairment includes $8.0 million of performing TDR loans. At March 31, 2022, and December 31, 2021, we had 237 and 235 loans individually evaluated for impairment, respectively, all secured by real estate or personal property. Of the originated loans individually evaluated for impairment, there were 13 loans where the estimated fair value was less than their book value (i.e., we deemed impairment to exist) totaling $7.2 million for which $1.7 million in specific ALL was recorded as of March 31, 2022.
The allowance for loan losses modestly decreased $0.1 million to $16.8 million at March 31, 2022, representing 1.31% of loans receivable, less the 100% SBA guaranteed PPP loans. A portion of the current loan portfolio includes loans purchased through whole bank acquisitions in recent years resulting in purchased credit impairments which are not included in the allowance for loan losses. As the originated portfolio grows and the acquired portfolio shrinks, the percentage of originated loans to total loans grows, as does the overall percentage of the allowance to total loans. The allowance for loan losses was

$16.9 million at December 31, 2021, representing 1.30% of loans receivable, less the 100% SBA guaranteed PPP loans. The decrease in the allowance at March 31, 2022, was due to modest loan charge-offs.
Allowance for Loan Losses to Loans, net of SBA PPP Loans
(in thousands, except ratios)

	March 31, 2022	December 31, 2021
Loans, end of period	$1,290,176	$1,310,963
SBA PPP loans, net of deferred fees	(2,032)	(8,457)
Loans, net of SBA PPP loans and deferred fees	$1,288,144	$1,302,506
Allowance for loan losses	$16,818	$16,913
ALL to loans net of SBA PPP loans and deferred fees	1.31%	1.30%
ALL to loans, end of period	1.30%	1.29%
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

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	March 31, 2022 and Three Months Then Ended	December 31, 2021 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$5,503	$5,374
Agricultural real estate	3,454	3,490
Construction and land development	129	—
Commercial and industrial	284	298
Agricultural operating	1,064	993
Residential mortgage	1,334	1,433
Consumer installment	90	77
Total nonaccrual loans	$11,858	$11,665
Accruing loans past due 90 days or more	398	160
Total nonperforming loans (“NPLs”)	12,256	11,825
Other real estate owned	1,360	1,406
Other collateral owned	8	2
Total nonperforming assets (“NPAs”)	$13,624	$13,233
Troubled Debt Restructurings (“TDRs”)	$10,231	$12,523
Accruing TDR's	$5,645	$7,984
Nonaccrual TDRs	$4,586	$4,539
Average outstanding loan balance	$1,304,141	$1,216,244
Loans, end of period	$1,290,176	$1,310,963
Total assets, end of period	$1,775,469	$1,739,628
ALL, at beginning of period	$16,913	$17,043
Loans charged off:
Commercial/Agricultural real estate	(35)	(251)
C&I/Agricultural operating	(63)	(7)
Residential mortgage	(12)	—
Consumer installment	(9)	(81)
Total loans charged off	(119)	(339)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	3	28
C&I/Agricultural operating	10	123
Residential mortgage	1	13
Consumer installment	10	45
Total recoveries of loans previously charged off:	24	209
Net loans charged off (“NCOs”)	(95)	(130)
Additions to ALL via provision for loan losses charged to operations	—	—
ALL, at end of period	$16,818	$16,913
Ratios:
ALL to NCOs (annualized)	4,365.16%	13,010.00%
NCOs (annualized) to average loans	0.03%	0.08%
ALL to total loans	1.30%	1.29%
NPLs to total loans	0.95%	0.90%
NPAs to total assets	0.77%	0.76%

The following table shows the detail of non-performing assets by originated and acquired portfolios:

Nonperforming Originated / Acquired Assets
(in thousands, except ratios)

	March 31, 2022	December 31, 2021
Nonperforming assets:
Originated nonperforming assets:
Nonaccrual loans	$6,602	$6,448
Accruing loans past due 90 days or more	398	63
Total originated nonperforming loans (“NPL”)	7,000	6,511
Other real estate owned (“OREO”)	—	—
Other collateral owned	8	2
Total originated nonperforming assets (“NPAs”)	$7,008	$6,513
Acquired nonperforming assets:
Nonaccrual loans	$5,256	$5,217
Accruing loans past due 90 days or more	—	97
Total acquired nonperforming loans (“NPL”)	5,256	5,314
Other real estate owned (“OREO”)	1,360	1,406
Other collateral owned	—	—
Total acquired nonperforming assets (“NPAs”)	$6,616	$6,720
Total nonperforming assets (“NPAs”)	$13,624	$13,233
Loans, end of period	$1,290,176	$1,310,963
Total assets, end of period	$1,775,469	$1,739,628
Ratios:
Originated NPLs to total loans	0.54%	0.50%
Acquired NPLs to total loans	0.41%	0.41%
Originated NPAs to total assets	0.39%	0.37%
Acquired NPAs to total assets	0.37%	0.39%
Nonperforming assets increased by $0.4 million to $13.6 million at March 31, 2022 from December 31, 2021. This increase is largely due to an increase in accruing loans past due 90 days or more. Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.

Nonaccrual Loans Roll forward:

	Quarter Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Balance, beginning of period	$11,665	$11,706	$8,075	$8,678	$10,747
Additions	720	428	4,859	863	430
Acquired nonaccrual loans	—	—	—	—	—
Charge offs	(15)	(1)	(24)	(58)	(205)
Transfers to OREO	—	(19)	—	—	(45)
Return to accrual status	(51)	(30)	—	(696)	(291)
Payments received	(461)	(422)	(1,202)	(712)	(1,935)
Other, net	—	3	(2)	—	(23)
Balance, end of period	$11,858	$11,665	$11,706	$8,075	$8,678
Nonaccrual TDR loans increased to $4.6 million at March 31, 2022 from $4.5 million at December 31, 2021.
Accruing troubled debt restructurings decreased $2.4 million to $5.6 million largely due to the payoff of a $3.5 million loan, partially offset by modest additions.

	March 31, 2022		December 31, 2021
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Commercial/Agricultural real estate	10	$2,085	11	$4,618
C&I/Agricultural operating	2	608	3	649
Residential mortgage	35	2,924	36	2,681
Consumer installment	5	28	6	36
Total loans	52	$5,645	56	$7,984
Classified assets increased to $24.8 million at March 31, 2022, from $22.8 million at December 31, 2021, largely due to the new classification of $3.8 million in five agricultural relationships, with residential non-performing loans (nonaccrual and ninety days delinquent) and other smaller relationships offsetting the payoff of a substandard accruing troubled debt restructuring of $3.5 million. Nonperforming assets increased to $13.6 million or 0.77% of total assets at March 31, 2022 compared to $13.2 million, or 0.76% of total assets at December 31, 2021. Included in nonperforming assets at March 31, 2022, are $6.6 million of nonperforming assets acquired during recent whole-bank acquisitions.
The table below shows a summary of criticized loans for the past five quarters, with the decrease largely due to decreases in special mention loans. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for additional information.

	(in thousands)
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Special mention loan balances	$1,849	$4,536	$2,548	$12,308	$13,659
Substandard loan balances	24,822	22,817	27,137	25,890	26,064
Criticized loans, end of period	$26,671	$27,353	$29,685	$38,198	$39,723
Hotels and restaurants represent our portfolio’s two industry sectors most directly and adversely affected by the recent pandemic and related government actions. These sector loans totaled approximately $96 million and $47 million, respectively, at March 31, 2022. The weighted-average loan-to-value percentage and debt service coverage ratio on these hotel industry sector loans were 58% and 2.5 times, respectively. Approximately $33.8 million of restaurant sector loans are to franchise quick-service restaurants.
As of March 31, 2022, the Bank had $0.4 million of remaining residential mortgage loan modifications, due to pandemic-related borrower requests. As of March 31, 2022, all previously deferred commercial loans have exited deferral status. While the Company has no indication that any of the modified credits are specifically impaired, additional risk and uncertainty inherent in the current pandemic-affected environment have been considered. See “Allowance for Loan Losses” section above for discussion of pandemic-related qualitative factor, and related provision for loan losses.
Accretable difference:
The table below shows scheduled accretion by year for the accretable difference recognized due to fair value purchase accounting on recent whole bank acquisitions. In addition, the Company has $1.65 million of accretable discount from purchased impaired loans with the original non-accretable discount transferred to accretable discount. The scheduled accretion on this balance is estimated to be $100 thousand per year; however, large balance payoffs, as seen in 2021 and 2020, would accelerate this accretion.

Fiscal years ending December 31,	Purchase Accounting Accretable Difference
2022	$594
2023	279
2024	131
2025	96
Total	1,100
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
The fair market value of the Company’s MSR asset increased from $4.3 million at December 31, 2021, to $5.3 million at March 31, 2022, primarily due to higher future forecasted interest rates and resulting lower forecasted prepayments. As a result, $0.6 million of previously recorded impairments on the MSR asset was reversed during the three-month period ended March 31, 2022. At March 31, 2022, the Company had no MSR impairment, or related valuation allowance.
The unpaid balances of one- to four-family residential real estate loans serviced for others as of March 31, 2022, and December 31, 2021, were $552.2 million and $556.1 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at March 31, 2022, and December 31, 2021, was 0.95% and 0.78%, respectively.
Deposits. Deposits increased $40.7 million to $1.43 billion at March 31, 2022, from $1.39 billion at December 31, 2021. The increase was due in part to seasonal factors related to taxes and two large retail and one large commercial deposit. These large deposits totaling $19 million are approximately evenly split between retail and commercial deposits and are expected to decrease substantially over the next three quarters. This growth was partially offset by retail certificates of deposit decreasing by $30.0 million, as the Company chose not to match higher rate local retail certificate competition. Some of the decrease in retail certificates has moved to money markets.

The following is a summary of deposits by type at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
Non-interest bearing demand deposits	$269,481	$276,631
Interest bearing demand deposits	423,251	396,231
Savings accounts	241,072	222,674
Money market accounts	321,409	288,985
Certificate accounts	173,010	203,014
Total deposits	$1,428,223	$1,387,535

Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at March 31, 2022 and December 31, 2021 is as follows:

		March 31, 2022			December 31, 2021
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2022	$—	—%	—%	$11,000	2.45%	2.45%
	2023	5,000	1.43%	1.44%	20,000	1.43%	1.44%
	2024	20,530	—%	1.45%	20,530	—%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	42,500	1.00%	1.13%	42,500	1.00%	1.13%
	2030	12,500	0.52%	0.86%	12,500	0.52%	0.86%

Subtotal		85,530			111,530
Unamortized discount on acquired notes		—			(3)
Federal Home Loan Bank advances, net		$85,530			$111,527

Senior Notes (5)	2034	$23,250	3.00%	3.00%	$28,856	3.00%	3.50%

Subordinated Notes (6)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	—	—%	—%
		$65,000			$30,000

Unamortized debt issuance costs		(1,188)			(430)
Total other borrowings		$87,062			$58,426

Totals		$172,592			$169,953
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $931,498 and $861,900 at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $240,412 compared to $204,271 as of December 31, 2021.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $111,530 and $123,530, during the three months ended March 31, 2022 and the twelve months ended December 31, 2021, respectively.
(3) There are no FHLB borrowings maturing within twelve months of March 31, 2022. The weighted-average interest rate on FHLB borrowings maturing within twelve months as of and December 31, 2021 was 2.45%.
(4)    FHLB term notes totaling $55,000 can be called or replaced by the FHLB on a quarterly basis, and if not called, will mature at various dates in 2029 and 2030.
(5)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022, requiring quarterly interest-only payments through March 2025, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
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
(c) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in March 2022, which bears a fixed interest rate of 4.75% for five years. In April 2027, the fixed interest rate will be reset quarterly to equal the three-month term Secured Overnight Financing Rate plus 329 basis points. The note is callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.
FHLB advances decreased $26.0 million to $85.5 million as of March 31, 2022, compared to $111.5 million as of December 31, 2021. The Bank terminated $15.0 million of advances in the quarter ended March 31, 2022, incurring a $0.002 million prepayment penalty, as we modestly reduced excess liquidity. In addition, $11 million of FHLB advances matured in the quarter and were not replaced. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of March 31, 2022, is approximately $240.4 million.
At both March 31, 2022 and December 31, 2021, the Bank had $55 million of 10-year, three-month callable advances.
See Note 7, “Federal Home Loan Bank and Federal Reserve Bank Advances and Other Borrowings” for more information.
At March 31, 2022, the Bank has pledged $931.5 million of loans to secure the current FHLB outstanding advances and letters of credit and to provide the unused borrowing capacity, compared to $861.9 million of loans pledged at December 31, 2021.
Stockholders’ Equity. Total stockholders’ equity was $165.5 million at March 31, 2022, compared to $170.9 million at December 31, 2021. The decrease in stockholder’s equity was attributable to 1) the $7.1 million decrease in accumulated other comprehensive income, as the previously unrealized gain on available for sale securities of $0.16 million transitioned to a $6.96 million unrealized loss; 2) the payment of the annual cash dividend paid in February to common stockholders of $0.26 per share or $2.7 million, and 3) the repurchase of approximately 18 thousand shares of the Company’s common stock, which reduced equity by $0.3 million. This was partially offset by net income of $4.7 million.
The Company repurchased all remaining authorized shares of the Company’s stock under the November 2020 share repurchase program during the three months ended September 30, 2021. On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, approximately eighteen thousand shares, were repurchased during the quarter ended March 31, 2022. The Company is authorized to repurchase an additional 354 thousand shares under this July 2021 share repurchase program.
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; contractual amortization, prepayments, and maturities of outstanding loans and investment securities; and borrowings. We use our sources of funds primarily to meet ongoing commitments, to pay non-renewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At March 31, 2022, our on-balance sheet liquidity ratio was 18.7%. While scheduled payments from the amortization of loans and investment securities and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank’s control, including general interest rates, economic conditions and competition. Although $149.6 million of our $173.0 million (86.49%) March 31, 2022, CD portfolio matures within the next 12 months, we have historically retained a majority of our maturing CDs. Due to strategic pricing decisions regarding rate matching based on currently liquidity levels, our retention rate may decrease in the future, although some deposits may be retained and moved to money market accounts. At March 31, 2022, the Bank had approximately $72.5 million of certificate of deposit accounts maturing in the second quarter of 2022, with a weighted average cost of approximately 1.50%, and approximately $56.3 million of certificate of deposit accounts maturing in the second half of 2022. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of March 31, 2022, we had approximately $240.4 million available under this arrangement, supported by loan collateral, as compared to $204.2 million at December 31, 2021. In July 2021, the Bank pledged the remaining SBA PPP loans to the FHLB. As the SBA PPP loans are forgiven, the collateral will reduce and our borrowing capacity under this facility will be reduced.
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
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2022, the Company had $288.0 million in unused commitments, compared to $271.0 million in unused commitments as of December 31, 2021.

Capital Resources. As of March 31, 2022 and December 31, 2021, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2022 (Unaudited)
Total capital (to risk weighted assets)	$207,760	14.9%	$111,180	> =	8.0%	$138,975	> =	10.0%
Tier 1 capital (to risk weighted assets)	190,942	13.7%	83,385	> =	6.0%	111,180	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	190,942	13.7%	62,539	> =	4.5%	90,334	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	190,942	11.1%	68,584	> =	4.0%	85,729	> =	5.0%
As of December 31, 2021 (Audited)
Total capital (to risk weighted assets)	$187,783	13.4%	$111,694	> =	8.0%	$139,618	> =	10.0%
Tier 1 capital (to risk weighted assets)	170,870	12.2%	83,771	> =	6.0%	111,694	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	170,870	12.2%	62,828	> =	4.5%	90,752	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	170,870	10.0%	68,323	> =	4.0%	85,403	> =	5.0%
At March 31, 2022 and December 31, 2021, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of March 31, 2022 (Unaudited)
Total capital (to risk weighted assets)	$219,277	15.8%	$111,180	> =	8.0%
Tier 1 capital (to risk weighted assets)	137,459	9.9%	83,385	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	137,459	9.9%	62,539	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	137,459	8.0%	68,584	> =	4.0%
As of December 31, 2021 (Audited)
Total capital (to risk weighted assets)	$182,242	13.1%	$111,694	> =	8.0%
Tier 1 capital (to risk weighted assets)	135,329	9.7%	83,771	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	135,329	9.7%	62,828	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	135,329	7.9%	68,323	> =	4.0%

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

In managing our assets and liabilities to achieve desired levels of interest rate risk, we have focused our strategies on:
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
•purchasing investment securities to modify our interest rate risk profile.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.
The following table sets forth, at March 31, 2022 and December 31, 2021 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of March 31, 2022 and December 31, 2021, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2022	At December 31, 2021

+300 bp	(9)%	(5)%
+200 bp	(6)%	(3)%
+100 bp	(3)%	(1)%
-100 bp	1%	(1)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at March 31, 2022, and December 31, 2021.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2022	At December 31, 2021

+300 bp	(7)%	(11)%
+200 bp	(5)%	(7)%
+100 bp	(3)%	(4)%
-100 bp	(3)%	—%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2022, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at reaching a level of reasonable assurance.

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

Item 1A.RISK FACTORS
The information in this Form 10-Q should be read in conjunction with the risk factors described in “Risk Factors” in Item 1A of our 2021 10-K and the information under “Forward-Looking Statements” in this Form 10-Q and in our 2021 10-K.
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
On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of July 23, 2021, or 532,962 shares, from time to time. During the quarter ended March, 2022, approximately 18 thousand shares were repurchased under this authorization. The table below shows information about our repurchases of our common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	$—	—	372,728
February 1, 2022 - February 28, 2022	2,467	$15.58	2,467	370,261
March 1, 2022 - March 31, 2022	15,995	$15.55	15,995	354,266
Total	18,462	$15.56	18,462

Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Not applicable.

Item 6.EXHIBITS
(a) Exhibits

4.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on March 14, 2022 (File No. 001-33003))
4.2	Form of Subordinated Note (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on March 14, 2022 (File No. 001-33003))
4.3	Form of Global Subordinated Note (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed on March 14, 2022 (File No. 001-33003))
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: May 4, 2022	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: May 4, 2022	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer