Form 10-Q
period 2022-06-30
Citizens Community Bancorp Inc.
filed 2022-08-04
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At August 4, 2022 there were 10,530,415 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2022

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2022 (unaudited) and December 31, 2021
(derived from audited financial statements)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$31,743	$47,691
Other interest bearing deposits	1,505	1,511
Securities available for sale "AFS"	177,068	203,068
Securities held to maturity "HTM"	99,249	71,141
Equity investments	1,365	1,328
Other investments	14,899	15,305
Loans receivable	1,346,855	1,310,963
Allowance for loan losses	(16,825)	(16,913)
Loans receivable, net	1,330,030	1,294,050
Loans held for sale	1,172	6,670
Mortgage servicing rights, net	4,520	4,161
Office properties and equipment, net	21,589	21,169
Accrued interest receivable	4,243	3,916
Intangible assets	3,100	3,898
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,437	1,408
Bank owned life insurance ("BOLI")	24,622	24,312
Other assets	15,567	8,502
TOTAL ASSETS	$1,763,607	$1,739,628

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,400,210	$1,387,535
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances	102,030	111,527
Other borrowings	87,124	58,426
Other liabilities	9,500	11,274
Total liabilities	1,598,864	1,568,762

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 10,530,415 and 10,502,442 shares issued and outstanding, respectively	105	105
Additional paid-in capital	119,987	119,925
Retained earnings	56,928	50,675
Accumulated other comprehensive (loss) income	(12,277)	161
Total stockholders’ equity	164,743	170,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,763,607	$1,739,628
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2022 and 2021
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest and dividend income:
Interest and fees on loans	$14,893	$13,960	$28,660	$28,477
Interest on investments	1,810	1,518	3,419	2,621
Total interest and dividend income	16,703	15,478	32,079	31,098
Interest expense:
Interest on deposits	985	1,521	2,053	3,235
Interest on FHLB and FRB borrowed funds	297	384	608	795
Interest on other borrowed funds	1,154	742	1,984	1,473
Total interest expense	2,436	2,647	4,645	5,503
Net interest income before provision for loan losses	14,267	12,831	27,434	25,595
Provision for loan losses	400	—	400	—
Net interest income after provision for loan losses	13,867	12,831	27,034	25,595
Non-interest income:
Service charges on deposit accounts	482	395	970	793
Interchange income	614	647	1,163	1,177
Loan servicing income	600	825	1,301	1,718
Gain on sale of loans	414	1,522	1,136	3,117
Loan fees and service charges	141	151	233	429
Net gains (losses) on investment securities	(75)	37	(112)	272
Other	196	216	394	463
Total non-interest income	2,372	3,793	5,085	7,969
Non-interest expense:
Compensation and related benefits	5,589	5,449	10,987	11,018
Occupancy	1,343	1,314	2,708	2,630
Data processing	1,415	1,422	2,716	2,792
Amortization of intangible assets	399	399	798	798
Mortgage servicing rights expense, net	195	441	(132)	(9)
Advertising, marketing and public relations	250	194	462	357
FDIC premium assessment	118	82	233	247
Professional services	368	362	770	864
Gain on repossessed assets, net	(2)	(29)	(9)	(146)
New market tax credit depletion	162	—	325	—
Other	625	564	1,272	1,136
Total non-interest expense	10,462	10,198	20,130	19,687
Income before provision for income tax	5,777	6,426	11,989	13,877
Provision for income taxes	1,411	1,720	2,917	3,665
Net income attributable to common stockholders	$4,366	$4,706	$9,072	$10,212
Per share information:
Basic earnings	$0.41	$0.44	$0.86	$0.94
Diluted earnings	$0.41	$0.44	$0.86	$0.94
Cash dividends paid	$—	$—	$0.26	$0.23
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income (unaudited)
Three and Six months ended June 30, 2022 and 2021
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income attributable to common stockholders	$4,366	$4,706	$9,072	$10,212
Other comprehensive (loss) income, net of tax:
Securities available for sale
Net unrealized (losses) gains arising during period, net of tax	(5,315)	1,082	(12,438)	596
Reclassification adjustment for net gains included in net income, net of tax	—	(26)	—	(26)
Other comprehensive (loss) income, net of tax	(5,315)	1,056	(12,438)	570
Comprehensive (loss) income	$(949)	$5,762	$(3,366)	$10,782
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2022
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2022	10,502,442	$105	$119,925	$50,675	$161	$170,866
Net income	—	—	—	4,706	—	4,706
Other comprehensive loss, net of tax	—	—	—	—	(7,123)	(7,123)
Surrender of restricted shares of common stock	(10,119)	—	(141)	—	—	(141)
Restricted common stock awarded under the equity incentive plan	38,586	—	—	—	—	—
Restricted common stock issued upon achievement of the 2019 performance criteria	11,834	—	—	—	—	—
Common stock options exercised	2,500	—	20	—	—	20
Common stock repurchased	(18,462)	—	(211)	(77)	—	(288)
Stock option expense	—	—	1	—	—	1
Amortization of restricted stock	—	—	195	—	—	195
Cash dividends ($0.26 per share)	—	—	—	(2,742)	—	(2,742)
Balance at March 31, 2022	10,526,781	105	119,789	52,562	(6,962)	165,494
Net income	—	—	—	4,366	—	4,366
Other comprehensive loss, net of tax	—	—	—	—	(5,315)	(5,315)
Forfeiture of unvested shares	(866)	—	—	—	—	—
Restricted common stock awarded under the equity incentive plan	4,500	—	—	—	—	—
Stock option expense	—	—	1	—	—	1
Amortization of restricted stock	—	—	197	—	—	197
Balance at June 30, 2022	10,530,415	$105	$119,987	$56,928	$(12,277)	$164,743
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

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2022 and 2021
(in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income attributable to common stockholders	$9,072	$10,212
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization, net of discount accretion on investment securities	57	32
Depreciation expense	1,163	1,092
Provision for loan losses	400	—
Net realized loss (gain) on equity securities	113	(236)
Net realized gain on debt securities	—	(36)
Increase in mortgage servicing rights resulting from transfers of financial assets	(227)	(601)
Mortgage servicing rights amortization and impairment, net	(132)	(9)
Amortization of intangible assets	798	798
Amortization of restricted stock	392	393
Net stock based compensation expense	2	5
Loss on sale of office properties and equipment	—	26
Decrease in deferred income taxes	676	420
Increase in cash surrender value of life insurance	(310)	(307)
Net gain from disposals of foreclosed and repossessed assets	(9)	(146)
Gain on sale of loans held for sale, net	(1,136)	(3,117)
New market tax credit depletion	325	—
Net change in:
Loans held for sale	6,634	3,083
Accrued interest receivable and other assets	388	662
Other liabilities	(1,759)	(1,998)
Total adjustments	7,375	61
Net cash provided by operating activities	16,447	10,273
Cash flows from investing activities:
Net decrease in other interest bearing deposits	6	2,240
Purchase of available for sale securities	(5,760)	(117,256)
Proceeds from principal payments of available for sale securities	14,577	18,589
Purchase of held to maturity securities	(35,342)	(20,543)
Proceeds from principal payments and maturities of held to maturity securities	7,204	4,455
Purchase of equity investments	(150)	—
Net sales of other investments	406	121
Proceeds from sales of foreclosed and repossessed assets	38	360
Net (increase) decrease in loans	(36,445)	55,742
Net capital expenditures	(1,583)	(1,181)
Proceeds from disposal of office properties and equipment	—	10
New market tax credit investment	(4,056)	—
Net cash used in investing activities	(61,105)	(57,463)

Cash flows from financing activities:
Federal Home Loan Bank advances	44,000	—
Amortization of fair value adjustments for acquired Federal Home Loan Bank advances	3	(2)
Federal Home Loan Bank advance call payments	(27,500)	—
Federal Home Loan Bank advance termination payments	(15,015)	(8,102)
Federal Home Loan Bank maturities	(11,000)	(4,000)
Amortization of debt issuance costs	107	52
Proceeds from other borrowings, net of origination costs	34,197	—
Other borrowings principal reductions	(5,606)	—
Net increase in deposits	12,675	75,970
Repurchase shares of common stock	(288)	(5,209)
Surrender of restricted shares of common stock	(141)	(25)
Common stock options exercised	20	17
Cash dividends paid	(2,742)	(2,511)
Net cash provided by financing activities	28,710	56,190
Net (decrease) increase in cash and cash equivalents	(15,948)	9,000
Cash and cash equivalents at beginning of period	47,691	119,440
Cash and cash equivalents at end of period	$31,743	$128,440

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$2,121	$3,309
Interest on borrowings	$2,148	$2,307
Income taxes	$1,880	$3,340
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$65	$45

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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the June 30, 2022, balance sheet date and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 2, 2022; the matters described in “Risk Factors” in Item 1A of the quarterly reports on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 4, 2022; the matters described in “Risk Factors” in Item 1A of this Form 10-Q; external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $14,899 at June 30, 2022 consisted of $7,010 of FHLB stock, $5,661 of Federal Reserve Bank stock and $2,228 of Bankers’ Bank stock. Other investments totaling $15,305 at December 31, 2021 consisted of $7,877 of FHLB stock and $5,200 of Federal Reserve Bank stock and $2,228 of Bankers’ Bank stock.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of June 30, 2022, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2021.
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
New Markets Tax Credits - As a part of its commitment to the communities it serves, in the first quarter of 2022, the Company made an investment in an LLC that is sponsoring a community development project that has been awarded a New Markets Tax Credit (NMTC) through the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. This investment is Community Reinvestment Act eligible and is designed to generate a return primarily through the realization of the tax credit. This LLC is considered a Variable Interest Entity (VIE) as the Company represents the holder of the equity investment at risk, but does not have the ability to direct the activities that most significantly affect the performance of the LLC. As such, the Company is not the primary beneficiary of the VIE and the LLC has not been consolidated. The investment is accounted for using the equity method of accounting and is amortized through non-interest expense as the related tax credits are utilized. The utilization of the tax credit is recognized as a reduction in income tax expense.
As of June 30, 2022, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $3,731. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of June 30, 2022, there were no known instances of noncompliance associated with the investment.
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
Recently Issued, But Not Yet Effective Accounting Pronouncements
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments--The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. In November, 2019, the FASB issued ASU 2019-10, which delayed the effective date for ASU 2016-13 for smaller reporting companies, resulting in ASU 2016-13 becoming effective in the first quarter of 2023 for the Company. Earlier adoption is permitted; however, the Company elected not to adopt the ASU early. The Company has selected a loss estimation methodology, utilizing a third-party model, and is currently finalizing its process for model utilization. The impact of adoption on the financial condition and results of operations cannot yet be definitively determined due to the sensitivity of the model to various inputs and changing economic forecasts. The Company anticipates recording the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which will be January 1, 2023.

ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures - The ASU addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. As the Company has not yet adopted the amendments in ASU 2016-13, ASU 2022-02 becomes effective in the first quarter of 2023. Management is assessing the impact that adoption of this standard will have on the Company’s financial condition and results of operations in conjunction with its assessment of the impact of ASU 2016-13. The Company expects to adopt the guidance for our fiscal year beginning January 1, 2023.

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of June 30, 2022 and December 31, 2021, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022
U.S. government agency obligations	$21,677	$331	$146	$21,862
Mortgage-backed securities	103,093	2	13,735	89,360
Corporate debt securities	37,084	—	2,074	35,010
Corporate asset-based securities	32,148	—	1,312	30,836
Total available for sale securities	$194,002	$333	$17,267	$177,068

December 31, 2021
U.S. government agency obligations	$25,826	$440	$1	$26,265
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	107,636	409	878	107,167
Corporate debt securities	35,342	403	157	35,588
Corporate asset-based securities	33,902	133	127	33,908
Total available for sale securities	$202,846	$1,385	$1,163	$203,068

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022
Obligations of states and political subdivisions	$600	$—	$39	$561
Mortgage-backed securities	98,649	14	14,436	84,227
Total held to maturity securities	$99,249	$14	$14,475	$84,788

December 31, 2021
Obligations of states and political subdivisions	$4,600	$—	$7	$4,593
Mortgage-backed securities	66,541	104	2,061	64,584
Total held to maturity securities	$71,141	$104	$2,068	$69,177
At June 30, 2022, the Bank has pledged mortgage-backed securities with a carrying value of $5,646 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of June 30, 2022, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2022, the Bank has pledged U.S. Government Agency securities with a carrying value of $3,026 and mortgage-backed securities with a carrying value of $2,476 as collateral against specific municipal deposits. As of June 30, 2022, the Bank also has mortgage-backed securities with a carrying value of $190 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the three and six month periods ended June 30, 2022 there were no sales of available for sale securities. For the three and six month periods ended June 30, 2021, gross sales of available for sale securities were $1,965. Gross gains on the sale of available for sale securities for the three and six months periods ended June 30, 2021 were $36. There were no losses on the sale of available for sale securities for the three and six months ended June 30, 2021.

The estimated fair value of securities at June 30, 2022 and December 31, 2021, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	June 30, 2022		December 31, 2021
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$140	$140
Due after one year through five years	4,663	4,466	4,903	4,971
Due after five years through ten years	41,770	39,907	40,410	40,818
Due after ten years	44,476	43,335	49,757	49,972
Total securities with contractual maturities	$90,909	$87,708	$95,210	$95,901
Mortgage-backed securities	103,093	89,360	107,636	107,167
Total available for sale securities	$194,002	$177,068	$202,846	$203,068

	June 30, 2022		December 31, 2021
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$450	$425	$4,300	$4,298
Due after five years through ten years	150	136	300	295
Total securities with contractual maturities	600	561	4,600	4,593
Mortgage-backed securities	98,649	84,227	66,541	64,584
Total held to maturity securities	$99,249	$84,788	$71,141	$69,177

Securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022
U.S. government agency obligations	$3,585	$146	$—	$—	$3,585	$146
Mortgage-backed securities	82,467	12,384	6,786	1,351	89,253	13,735
Corporate debt securities	32,433	1,901	2,577	173	35,010	2,074
Corporate asset-based securities	24,899	1,085	5,937	227	30,836	1,312
Total	$143,384	$15,516	$15,300	$1,751	$158,684	$17,267
December 31, 2021
U.S. government agency obligations	$1,169	$1	$—	$—	$1,169	$1
Mortgage backed securities	89,010	878	—	—	89,010	878
Corporate debt securities	17,240	142	735	15	17,975	157
Corporate asset-based securities	19,296	127	—	—	19,296	127
Total	$126,715	$1,148	$735	$15	$127,450	$1,163

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022
Obligations of states and political subdivisions	$561	$39	$—	$—	$561	$39
Mortgage-backed securities	53,014	7,353	30,939	7,083	83,953	14,436
Total	$53,575	$7,392	$30,939	$7,083	$84,514	$14,475
December 31, 2021
Obligations of states and political subdivisions	$593	$7	$—	$—	$593	$7
Mortgage-backed securities	46,969	1,346	14,716	715	61,685	2,061
Total	$47,562	$1,353	$14,716	$715	$62,278	$2,068

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

Below is a summary of originated and acquired loans by type and risk rating as of June 30, 2022:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$583,783	$6,084	$6,134	$—	$—	$596,001
Agricultural real estate	55,382	406	1,535	—	—	57,323
Multi-family real estate	175,684	280	—	—	—	175,964
Construction and land development	113,974	—	43	—	—	114,017
C&I/Agricultural operating:
Commercial and industrial	112,171	10,448	1,494	—	—	124,113
Agricultural operating	18,230	52	2,005	—	—	20,287
Residential mortgage:
Residential mortgage	63,266	—	2,441	—	—	65,707
Purchased HELOC loans	3,419	—	—	—	—	3,419
Consumer installment:
Originated indirect paper	12,651	—	85	—	—	12,736
Other consumer	7,416	—	56	—	—	7,472
Total originated loans before SBA PPP loans	1,145,976	17,270	13,793	—	—	1,177,039
SBA PPP loans	—	—	—	—	—	—
Total originated loans	$1,145,976	$17,270	$13,793	$—	$—	$1,177,039
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$104,436	$—	$2,480	$—	$—	$106,916
Agricultural real estate	17,581	—	2,903	—	—	20,484
Multi-family real estate	3,965	—	—	—	—	3,965
Construction and land development	1,035	—	136	—	—	1,171
C&I/Agricultural operating:
Commercial and industrial	14,647	4	238	—	—	14,889
Agricultural operating	4,125	—	57	—	—	4,182
Residential mortgage:
Residential mortgage	21,798	—	1,070	—	—	22,868
Consumer installment:
Other consumer	310	—	3	—	—	313
Total acquired loans	$167,897	$4	$6,887	$—	$—	$174,788
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$688,219	$6,084	$8,614	$—	$—	$702,917
Agricultural real estate	72,963	406	4,438	—	—	77,807
Multi-family real estate	179,649	280	—	—	—	179,929
Construction and land development	115,009	—	179	—	—	115,188
Commercial/Agricultural non-real estate:
Commercial and industrial	126,818	10,452	1,732	—	—	139,002
Agricultural operating	22,355	52	2,062	—	—	24,469
Residential mortgage:
Residential mortgage	85,064	—	3,511	—	—	88,575
Purchased HELOC loans	3,419	—	—	—	—	3,419
Consumer installment:
Originated indirect paper	12,651	—	85	—	—	12,736
Other consumer	7,726	—	59	—	—	7,785
Gross loans before SBA PPP Loans	1,313,873	17,274	20,680	—	—	1,351,827
SBA PPP loans	—	—	—	—	—	—
Gross loans	$1,313,873	$17,274	$20,680	$—	$—	$1,351,827
Less:
Unearned net deferred fees and costs and loans in process						(2,338)
Unamortized discount on acquired loans						(2,634)
Allowance for loan losses						(16,825)
Loans receivable, net						$1,330,030

Below is a summary of originated and acquired loans by type and risk rating as of December 31, 2021:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$572,724	$667	$5,004	$—	$—	$578,395
Agricultural real estate	50,834	1,267	271	—	—	52,372
Multi-family real estate	173,760	290	—	—	—	174,050
Construction and land development	75,146	—	3,467	—	—	78,613
C&I/Agricultural operating:
Commercial and industrial	107,798	57	82	—	—	107,937
Agricultural operating	23,935	764	1,503	—	—	26,202
Residential mortgage:
Residential mortgage	60,754	—	3,101	—	—	63,855
Purchased HELOC loans	3,706	—	165	—	—	3,871
Consumer installment:
Originated indirect paper	15,818	—	153	—	—	15,971
Other consumer	8,404	—	69	—	—	8,473
Total Originated loans before SBA PPP loans	1,092,879	3,045	13,815	—	—	1,109,739
SBA PPP loans	8,755	—	—	—	—	8,755
Total originated loans	$1,101,634	$3,045	$13,815	$—	$—	$1,118,494
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$116,839	$1,314	$1,917	$—	$—	$120,070
Agricultural real estate	21,051	—	5,072	—	—	26,123
Multi-family real estate	4,299	—	—	—	—	4,299
Construction and land development	735	172	—	—	—	907
C&I/Agricultural operating:
Commercial and industrial	13,931	5	294	—	—	14,230
Agricultural operating	4,936	—	450	—	—	5,386
Residential mortgage:
Residential mortgage	25,869	—	1,266	—	—	27,135
Consumer installment:
Other consumer	398	—	3	—	—	401
Total acquired loans	$188,058	$1,491	$9,002	$—	$—	$198,551
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$689,563	$1,981	$6,921	$—	$—	$698,465
Agricultural real estate	71,885	1,267	5,343	—	—	78,495
Multi-family real estate	178,059	290	—	—	—	178,349
Construction and land development	75,881	172	3,467	—	—	79,520
C&I/Agricultural operating:
Commercial and industrial	121,729	62	376	—	—	122,167
Agricultural operating	28,871	764	1,953	—	—	31,588
Residential mortgage:
Residential mortgage	86,623	—	4,367	—	—	90,990
Purchased HELOC loans	3,706	—	165	—	—	3,871
Consumer installment:
Originated indirect paper	15,818	—	153	—	—	15,971
Other consumer	8,802	—	72	—	—	8,874
Gross loans before SBA PPP loans	1,280,937	4,536	22,817	—	—	1,308,290
SBA PPP loans	8,755	—	—	—	—	8,755
Gross loans	$1,289,692	$4,536	$22,817	$—	$—	$1,317,045
Less:
Unearned net deferred fees and costs and loans in process						(2,482)
Unamortized discount on acquired loans						(3,600)
Allowance for loan losses						(16,913)
Loans receivable, net						$1,294,050

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended June 30, 2022
Allowance for Loan Losses:
Beginning balance, April 1, 2022	$12,394	$2,104	$460	$160	$782	$15,900
Charge-offs	(122)	(247)	(35)	(14)	—	(418)
Recoveries	3	9	—	11	—	23
Provision	427	44	47	(14)	44	548
Total allowance on originated loans	12,702	1,910	472	143	826	16,053
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, April 1, 2022	789	58	62	9	—	918
Charge-offs	—	—	(21)	(2)	—	(23)
Recoveries	—	—	25	—	—	25
Provision	(125)	(7)	(18)	2	—	(148)
Total allowance on other acquired loans	664	51	48	9	—	772
Total allowance on acquired loans	664	51	48	9	—	772
Ending balance, June 30, 2022	$13,366	$1,961	$520	$152	$826	$16,825

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Six months ended June 30, 2022
Allowance for Loan Losses:
Beginning balance, January 1, 2022	$12,354	$1,959	$518	$225	$774	$15,830
Charge-offs	(157)	(310)	(35)	(23)	—	(525)
Recoveries	6	19	1	21	—	47
Provision	499	242	(12)	(80)	52	701
Total allowance on originated loans	12,702	1,910	472	143	826	16,053
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2022	856	69	130	28	—	1,083
Charge-offs	—	—	(33)	(2)	—	(35)
Recoveries	—	—	25	—	—	25
Provision	(192)	(18)	(74)	(17)	—	(301)
Total allowance on other acquired loans	664	51	48	9	—	772
Total allowance on acquired loans	664	51	48	9	—	772
Ending balance, June 30, 2022	$13,366	$1,961	$520	$152	$826	$16,825
Allowance for Loan Losses at June 30, 2022:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$809	$—	$34	$—	$—	$843
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$12,557	$1,961	$486	$152	$826	$15,982
Loans Receivable as of June 30, 2022:
Ending balance of originated loans	$943,305	$144,400	$69,126	$20,208	$—	$1,177,039
Ending balance of purchased credit-impaired loans	6,848	652	985	—	—	8,485
Ending balance of other acquired loans	125,688	18,419	21,883	313	—	166,303
Ending balance of loans	$1,075,841	$163,471	$91,994	$20,521	$—	$1,351,827
Ending balance: individually evaluated for impairment	$19,305	$4,375	$5,955	$161	$—	$29,796
Ending balance: collectively evaluated for impairment	$1,056,536	$159,096	$86,039	$20,360	$—	$1,322,031

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended June 30, 2021
Allowance for Loan Losses:
Beginning balance, April 1, 2021	$11,109	$1,633	$941	$450	$895	$15,028
Charge-offs	(51)	—	—	(12)	—	(63)
Recoveries	1	30	2	21	—	54
Provision	(169)	519	(172)	(97)	(40)	41
Total allowance on originated loans	10,890	2,182	771	362	855	15,060
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, April 1, 2021	1,301	94	388	49	—	1,832
Charge-offs	—	(7)	—	(3)	—	(10)
Recoveries	—	3	1	—	—	4
Provision	167	(9)	(158)	(41)	—	(41)
Total allowance on other acquired loans	1,468	81	231	5	—	1,785
Total allowance on acquired loans	1,468	81	231	5	—	1,785
Ending balance, June 30, 2021	$12,358	$2,263	$1,002	$367	$855	$16,845

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Six months ended June 30, 2021
Allowance for Loan Losses:
Beginning balance, January 1, 2021	$10,271	$2,112	$1,041	$489	$906	$14,819
Charge-offs	(51)	—	—	(37)	—	(88)
Recoveries	6	38	9	31	—	84
Provision	664	32	(279)	(121)	(51)	245
Total allowance on originated loans	$10,890	$2,182	$771	$362	$855	$15,060
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2021	1,684	141	335	64	—	2,224
Charge-offs	(200)	(7)	—	(3)	—	(210)
Recoveries	—	10	2	4	—	16
Provision	(16)	(63)	(106)	(60)	—	(245)
Total allowance on other acquired loans	1,468	81	231	5	—	1,785
Total allowance on acquired loans	1,468	81	231	5	—	1,785
Ending balance, June 30, 2021	$12,358	$2,263	$1,002	$367	$855	$16,845
Allowance for Loan Losses at June 30, 2021:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$796	$527	$144	$—	$—	$1,467
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$11,562	$1,736	$858	$367	$855	$15,378
Loans Receivable as of June 30, 2021
Ending balance of originated loans	$666,866	$178,722	$77,914	$30,673	$—	$954,175
Ending balance of purchased credit-impaired loans	14,069	1,252	1,115	—	—	16,436
Ending balance of other acquired loans	163,771	23,342	32,666	648	—	220,427
Ending balance of loans	$844,706	$203,316	$111,695	$31,321	$—	$1,191,038
Ending balance: individually evaluated for impairment	$23,607	$6,598	$8,385	$277	$—	$38,867
Ending balance: collectively evaluated for impairment	$821,099	$196,718	$103,310	$31,044	$—	$1,152,171

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Loan Losses at December 31, 2021:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$797	$99	$113	$—	$—	$1,009
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$12,413	$1,929	$535	$253	$774	$15,904
Loans Receivable as of December 31, 2021:
Ending balance of originated loans	$883,430	$142,894	$67,726	$24,444	$—	$1,118,494
Ending balance of purchased credit-impaired loans	9,060	1,101	1,044	—	—	11,205
Ending balance of other acquired loans	142,339	18,515	26,091	401	—	187,346
Ending balance of loans	$1,034,829	$162,510	$94,861	$24,845	$—	$1,317,045
Ending balance: individually evaluated for impairment	$21,792	$3,337	$7,007	$257	$—	$32,393
Ending balance: collectively evaluated for impairment	$1,013,037	$159,173	$87,854	$24,588	$—	$1,284,652

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Commercial/Agricultural Real Estate Loans		C&I/Agricultural Operating		Residential Mortgage		Consumer Installment		Totals
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Performing loans
Performing TDR loans	$2,050	$4,618	$1,182	$649	$2,713	$2,681	$17	$36	$5,962	$7,984
Performing loans other	1,065,304	1,021,346	161,523	160,570	87,448	90,591	20,442	24,729	1,334,717	1,297,236
Total performing loans	1,067,354	1,025,964	162,705	161,219	90,161	93,272	20,459	24,765	1,340,679	1,305,220

Nonperforming loans (1)
Nonperforming TDR loans	2,177	3,389	56	554	516	593	1	3	2,750	4,539
Nonperforming loans other	6,310	5,476	710	737	1,317	996	61	77	8,398	7,286
Total nonperforming loans	8,487	8,865	766	1,291	1,833	1,589	62	80	11,148	11,825
Total loans	$1,075,841	$1,034,829	$163,471	$162,510	$91,994	$94,861	$20,521	$24,845	$1,351,827	$1,317,045
(1)Nonperforming loans are either 90+ days past due or nonaccrual.
As of June 30, 2022 the Company had $257,478 in unused commitments, compared to $270,985 in unused commitments as of December 31, 2021.

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of June 30, 2022 and December 31, 2021, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
June 30, 2022
Commercial/Agricultural real estate:
Commercial real estate	$—	$—	$—	$—	$5,275	$5,275	$697,642	$702,917
Agricultural real estate	78	—	—	78	3,169	3,247	74,560	77,807
Multi-family real estate	—	—	—	—	—	—	179,929	179,929
Construction and land development	—	—	—	—	43	43	115,145	115,188
C&I/Agricultural operating:
Commercial and industrial	7	8	—	15	211	226	138,776	139,002
Agricultural operating	146	—	—	146	555	701	23,768	24,469
Residential mortgage:
Residential mortgage	1,032	668	712	2,412	1,122	3,534	85,041	88,575
Purchased HELOC loans	—	—	—	—	—	—	3,419	3,419
Consumer installment:
Originated indirect paper	13	—	—	13	41	54	12,682	12,736
Other consumer	54	3	2	59	18	77	7,708	7,785
Total	$1,330	$679	$714	$2,723	$10,434	$13,157	$1,338,670	$1,351,827
December 31, 2021
Commercial/Agricultural real estate:
Commercial real estate	$36	$—	$—	$36	$5,374	$5,410	$693,055	$698,465
Agricultural real estate	498	4	—	502	3,490	3,992	74,503	78,495
Multi-family real estate	—	—	—	—	—	—	178,349	178,349
Construction and land development	—	—	—	—	—	—	79,520	79,520
C&I/Agricultural operating:
Commercial and industrial	—	32	—	32	298	330	121,837	122,167
SBA PPP loans	—	—	—	—	—	—	8,755	8,755
Agricultural operating	1,123	—	—	1,123	993	2,116	29,472	31,588
Residential mortgage:
Residential mortgage	1,471	487	156	2,114	1,268	3,382	87,608	90,990
Purchased HELOC loans	117	—	—	117	165	282	3,589	3,871
Consumer installment:
Originated indirect paper	38	27	—	65	55	120	15,851	15,971
Other consumer	58	10	4	72	22	94	8,780	8,874
Total	$3,341	$560	$160	$4,061	$11,665	$15,726	$1,301,319	$1,317,045

At June 30, 2022, the Company individually evaluated loans for impairment with a recorded investment of $29,386, consisting of (1) $8,485 purchased credit impaired (“PCI”) loans, with a carrying amount of $8,075; (2) $7,118 TDR loans, net of TDR PCI loans; and (3) $14,193 of substandard non-TDR, non-PCI loans. The $29,386 recorded investment of loans individually evaluated for impairment includes $5,962 of performing TDR loans. At December 31, 2021, the Company individually evaluated loans for impairment with a recorded investment of $31,740, consisting of (1) $11,205 PCI loans, with a carrying amount of $10,552; (2) $9,860 TDR loans, net of TDR PCI loans; and (3) $11,328 of substandard non-TDR, non-PCI loans. The $31,740 recorded investment of loans individually evaluated for impairment includes $7,984 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of the Company’s loans individually evaluated for impairment as of June 30, 2022, December 31, 2021 and June 30, 2021 was as follows:

				Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2022
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$13,290	$13,502	$—	$13,565	$169	$15,514	$305
C&I/Agricultural operating	4,246	4,375	—	5,131	32	4,961	82
Residential mortgage	5,684	5,754	—	6,066	62	6,482	133
Consumer installment	162	161	—	186	2	226	4
Total	$23,382	$23,792	$—	$24,948	$265	$27,183	$524
With An Allowance Recorded:
Commercial/Agricultural real estate	$5,803	$5,803	$809	$6,142	$3	$5,458	$14
C&I/Agricultural operating	—	—	—	219	—	276	10
Residential mortgage	201	201	34	256	1	467	2
Consumer installment	—	—	—	—	—	1	—
Total	$6,004	$6,004	$843	$6,617	$4	$6,202	$26
June 30, 2022 Totals:
Commercial/Agricultural real estate	$19,093	$19,305	$809	$19,707	$172	$20,972	$319
C&I/Agricultural operating	4,246	4,375	—	5,350	32	5,237	92
Residential mortgage	5,885	5,955	34	6,322	63	6,949	135
Consumer installment	162	161	—	186	2	227	4
Total	$29,386	$29,796	$843	$31,565	$269	$33,385	$550

				Twelve Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2021
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$15,521	$15,905	$—	$19,412	$964
C&I/Agricultural operating	3,153	3,337	—	4,622	146
Residential mortgage	6,221	6,306	—	7,316	316
Consumer installment	256	256	—	306	85
Total	$25,151	$25,804	$—	$31,656	$1,511
With An Allowance Recorded:
Commercial/Agricultural real estate	$5,887	$5,887	$797	$4,089	$62
C&I/Agricultural operating	—	—	99	391	84
Residential mortgage	701	701	113	890	17
Consumer installment	1	1	—	2	—
Total	$6,589	$6,589	$1,009	$5,372	$163
December 31, 2021 Totals
Commercial/Agricultural real estate	$21,408	$21,792	$797	$23,501	$1,026
C&I/Agricultural operating	3,153	3,337	99	5,013	230
Residential mortgage	6,922	7,007	113	8,206	333
Consumer installment	257	257	—	308	85
Total	$31,740	$32,393	$1,009	$37,028	$1,674

				Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2021
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$21,872	$22,416	$—	$20,468	$252	$21,413	$491
C&I/Agricultural operating	3,328	3,517	—	4,626	20	5,114	90
Residential mortgage	7,615	7,705	—	7,842	81	8,031	161
Consumer installment	277	277	—	266	3	296	6
Total	$33,092	$33,915	$—	$33,202	$356	$34,854	$748
With An Allowance Recorded:
Commercial/Agricultural real estate	$1,191	$1,191	$796	$3,213	$—	$2,905	$62
C&I/Agricultural operating	3,081	3,081	527	1,580	41	1,314	41
Residential mortgage	680	680	144	666	7	804	15
Consumer installment	—	—	—	—	—	1	—
Total	$4,952	$4,952	$1,467	$5,459	$48	$5,024	$118
June 30, 2021 Totals:
Commercial/Agricultural real estate	$23,063	$23,607	$796	$23,681	$252	$24,318	$553
C&I/Agricultural operating	6,409	6,598	527	6,206	61	6,428	131
Residential mortgage	8,295	8,385	144	8,508	88	8,835	176
Consumer installment	277	277	—	266	3	297	6
Total	$38,044	$38,867	$1,467	$38,661	$404	$39,878	$866

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty, and the Bank grants a concession to that borrower that the Bank would not otherwise consider, except for the borrower’s financial difficulties. Concessions may include: extension of the loan’s term, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were four delinquent accruing TDR loans greater than 60 days past due, with a recorded investment of $463 at June 30, 2022, compared to one such loan with a recorded investment of $4 at December 31, 2021.
Following is a summary of TDR loans by accrual status as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Troubled debt restructure loans:
Accrual status	$6,163	$7,984
Non-accrual status	2,549	4,539
Total	$8,712	$12,523
There was one loan commitment for $38 meeting our TDR criteria as of June 30, 2022 and no loan commitments meeting our TDR criteria as of December 31, 2021. There were unused lines of credit totaling $77 and $10 meeting our TDR criteria as of June 30, 2022 and December 31, 2021, respectively.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three and six months ended June 30, 2022:

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended June 30, 2022
TDRs:
Commercial/Agricultural real estate	1	$—	$—	$425	$—	$425	$425	$—
C&I/Agricultural operating	2	—	—	446	—	446	446	—
Residential mortgage	2	32	—	—	—	32	32	—
Consumer installment	—	—	—	—	—	—	—	—
Totals	5	$32	$—	$871	$—	$903	$903	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Six months ended June 30, 2022
TDRs:
Commercial/Agricultural real estate	5	$1,241	$—	$425	$—	$1,666	$1,666	$—
C&I/Agricultural operating	3	—	—	596	—	596	596	—
Residential mortgage	6	63	—	507	—	570	570	—
Consumer installment	—	—	—	—	—	—	—	—
Totals	14	$1,304	$—	$1,528	$—	$2,832	$2,832	$—

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three and six months ended June 30, 2021:

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended June 30, 2021
TDRs:
Commercial/Agricultural real estate	1	$1	$—	$—	$—	$1	$1	$—
C&I/Agricultural operating	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Consumer installment	1	—	—	18	—	18	18	—
Totals	2	$1	$—	$18	$—	$19	$19	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Six months ended June 30, 2021
TDRs:
Commercial/Agricultural real estate	3	$39	$81	$—	$—	$120	$120	$—
C&I/Agricultural operating	1	—	—	240	—	240	240	—
Residential mortgage	2	66	—	14	—	80	80	—
Consumer installment	2	6	—	18	—	24	24	—
Totals	8	$111	$81	$272	$—	$464	$464	$—
A summary of loans by loan segment modified in a troubled debt restructuring as of June 30, 2022 and June 30, 2021, was as follows:

	June 30, 2022		June 30, 2021
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	18	$4,226	25	$8,298
C&I/Agricultural operating	6	1,238	10	4,469
Residential mortgage	42	3,230	48	3,774
Consumer installment	4	18	8	56
Total troubled debt restructurings	70	$8,712	91	$16,597

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the three and six months ended June 30, 2022 and June 30, 2021, as well as the recorded investment in these restructured loans as of June 30, 2022 and June 30, 2021:

Three Months Ended
	June 30, 2022		June 30, 2021
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	—	$—	—	$—
C&I/Agricultural operating	—	—	—	—
Residential mortgage	—	—	—	—
Consumer installment	—	—	—	—
Total troubled debt restructurings	—	$—	—	$—

Six Months Ended
	June 30, 2022		June 30, 2021
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	—	$—	—	$—
C&I/Agricultural operating	—	—	—	—
Residential mortgage	—	—	1	19
Consumer installment	—	—	—	—
Total troubled debt restructurings	—	$—	1	$19

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	June 30, 2022	December 31, 2021
Accountable for under ASC 310-30 (Purchased Credit Impaired “PCI” loans)
Outstanding balance	$8,485	$11,205
Carrying amount	$8,075	$10,552
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$166,303	$187,346
Carrying amount	$164,079	$184,399
Total acquired loans
Outstanding balance	$174,788	$198,551
Carrying amount	$172,154	$194,951

The table below shows scheduled accretion by year for the accretable difference recognized due to fair value purchase accounting on recent whole bank acquisitions. In addition, the Company has $1.35 million of accretable discount from purchased impaired loans with the original non-accretable discount transferred to accretable discount. The scheduled accretion on this balance is estimated to be approximately $100 per year; however, large balance payoffs, as seen in 2021 and 2020, would accelerate this accretion.

Fiscal years ending December 31,	Purchase Accounting Accretable Discount
2022	$366
2023	279
2024	131
2025	96
Total	$872
2022 is the six month period from July 1, 2022 through December 31, 2022.

The following table provides changes in non-accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	June 30, 2022	December 31, 2021
Balance at beginning of period	$653	$1,087
Additions to non-accretable difference for acquired purchased credit impaired loans	—	—
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(96)	(105)
Transfers from non-accretable difference to accretable discount	(115)	(329)
Non-accretable difference used to reduce loan principal balance	(32)	—
Balance at end of period	$410	$653

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of June 30, 2022 and December 31, 2021 were $544,734 and $556,086, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $4,985 and $2,781 at June 30, 2022 and December 31, 2021, respectively.
Mortgage servicing rights activity for the three and six month periods ended June 30, 2022 and June 30, 2021 were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended	As of and for the Six Months Ended	As of and for the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$4,614	$5,124	$4,727	$5,266
Increase in mortgage servicing rights resulting from transfers of financial assets	101	304	227	601
Amortization during the period	(195)	(464)	(434)	(903)
Mortgage servicing rights, end of period	4,520	4,964	4,520	4,964
Valuation allowance:
Valuation allowance, beginning of period	—	(1,125)	(566)	(2,014)
Additions	—	—	—	—
Recoveries	—	23	566	912
Valuation allowance, end of period	—	(1,102)	—	(1,102)
Mortgage servicing rights, net	$4,520	$3,862	$4,520	$3,862
Fair value of mortgage servicing rights; end of period	$5,475	$3,894	$5,475	$3,894
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $352 and $352 for the three months ended June 30, 2022 and June 30, 2021, respectively. Servicing fees totaled $703 and $704 for the six months ended June 30, 2022 and June 30, 2021, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at both June 30, 2022 and June 30, 2021, was determined using discount rates ranging from 9% to 12%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for our corporate offices (1), bank branch offices (5), and an ATM location (1). Our leases have remaining lease terms ranging from approximately 0.75 to 6.00 years, some of which include options to extend the leases for up to 5 additional years. As of June 30, 2022, we have no additional lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Six Months Ended
	June 30, 2022	June 30, 2021
The components of total lease cost were as follows:
Operating lease cost	$279	$279
Variable lease cost	21	17
Total lease cost	$300	$296

The components of total lease income were as follows:
Operating lease income	$17	$16

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$278	$276
	June 30, 2022	December 31, 2021
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$1,909	$2,159
Operating lease liabilities	$1,979	$2,228

Weighted average remaining lease term in years; operating leases	5.17	5.55
Weighted average discount rate; operating leases	2.77%	2.73%
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2022	$280	$17
2023	506	27
2024	419	10
2025	403	—
2026	346	—
Thereafter	480	—
Total	2,434	$54
Less: effects of discounting	(455)
Lease liability recognized	$1,979

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021
Non-interest bearing demand deposits	$276,815	$276,631
Interest bearing demand deposits	401,857	396,231
Savings accounts	239,322	222,674
Money market accounts	328,718	288,985
Certificate accounts	153,498	203,014
Total deposits	$1,400,210	$1,387,535

At June 30, 2022, the scheduled maturities of time deposits were as follows for the year ended, except December 31, 2022 which is the six months ended:

December 31, 2022	$65,125
December 31, 2023	57,325
December 31, 2024	17,353
December 31, 2025	11,595
December 31, 2026	1,502
After December 31, 2026	598
Total	$153,498

Time deposits of $250 or more were $17,641 and $22,381 at June 30, 2022 and December 31, 2021, respectively. Brokered deposits were $6 at June 30, 2022 and $11 at December 31, 2021, respectively.

NOTE 7 – FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at June 30, 2022 and December 31, 2021 is as follows:

		June 30, 2022			December 31, 2021
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2022	$39,000	1.61%	1.63%	$11,000	2.45%	2.45%
	2023	10,000	1.43%	2.01%	20,000	1.43%	1.44%
	2024	20,530	0.00%	1.45%	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	27,500	1.01%	1.13%	42,500	1.00%	1.13%
	2030	—	—%	—%	12,500	0.52%	0.86%

Subtotal		102,030			111,530
Unamortized discount on acquired notes		—			(3)
Federal Home Loan Bank advances, net		$102,030			$111,527

Senior Notes (5)	2034	$23,250	3.00%	4.00%	$28,856	3.00%	3.50%

Subordinated Notes (6)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	—	—%	—%
		$65,000			$30,000

Unamortized debt issuance costs		(1,126)			(430)
Total other borrowings		$87,124			$58,426

Totals		$189,154			$169,953
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $920,774 and $861,900 at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $230,585 compared to $204,271 as of December 31, 2021.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $111,530 and $123,530, during the six months ended June 30, 2022 and the twelve months ended December 31, 2021, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of June 30, 2022 and December 31, 2021 were 1.66% and 2.45%, respectively.
(4)    At June 30, 2022, FHLB term notes totaling $27,500 can be called or replaced by the FHLB on a quarterly basis, and if not called, will mature at various dates in 2029. At December 31, 2021, FHLB term notes totaling $55,000 could be called or replaced by the FHLB on a quarterly basis, and if not called, would mature at various dates in 2029 and 2030.
(5)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022, requiring quarterly interest-only payments through March 2025, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.

(b) A $5,000 line of credit, maturing August 1, 2022, that remains undrawn upon. The line was renewed on August 1, 2022, and will mature August 1, 2023.
(6)    Subordinated notes resulted from the following:
(a) The Company’s private sale in August 2017, which bears a fixed interest rate of 6.75% for five years. In August 2022, they convert to a three-month LIBOR plus 4.90% rate, and the interest rate will reset quarterly thereafter. The note is callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments are due quarterly. The Company sent the required redemption notice to the note holders in June 2022, and this subordinated note will be called and repaid in full on August 10, 2022.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $190,400 and $176,150 at June 30, 2022 and December 31, 2021, respectively.
Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“FRB PPPLF”) Program
The Bank has originated Small Business Administration’s Paycheck Protection Program (“SBA PPP”) loans and has complied with the requirements to pledge these loans to the FRB PPPLF program which provides 100% funding for SBA PPP loans upon request. This FRB PPPLF program expired on July 30, 2021. The Bank had no outstanding loan balances under this facility at June 30, 2022 and December 31, 2021. There were no month-end borrowed amounts outstanding under this agreement during the six months ended June 30, 2022 and the twelve months ended December 31, 2021, respectively. In July 2021, the Bank pledged these SBA PPP loans to the FHLB.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2022, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2022 and December 31, 2021, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2022
Total capital (to risk weighted assets)	$213,799	14.3%	$119,200	> =	8.0%	$149,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	196,974	13.2%	$89,400	> =	6.0%	119,200	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	196,974	13.2%	$67,050	> =	4.5%	96,850	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	196,974	11.4%	69,189	> =	4.0%	86,486	> =	5.0%
As of December 31, 2021
Total capital (to risk weighted assets)	$187,783	13.4%	$111,694	> =	8.0%	$139,618	> =	10.0%
Tier 1 capital (to risk weighted assets)	170,870	12.2%	83,771	> =	6.0%	111,694	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	170,870	12.2%	62,828	> =	4.5%	90,752	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	170,870	10.0%	68,323	> =	4.0%	85,403	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2022 and December 31, 2021, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of June 30, 2022
Total capital (to risk weighted assets)	$224,247	15.1%	119,200	> =	8.0%
Tier 1 capital (to risk weighted assets)	142,422	9.6%	89,400	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	142,422	9.6%	67,050	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	142,422	8.2%	69,189	> =	4.0%
As of December 31, 2021
Total capital (to risk weighted assets)	$182,242	13.1%	$111,694	> =	8.0%
Tier 1 capital (to risk weighted assets)	135,329	9.7%	83,771	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	135,329	9.7%	62,828	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	135,329	7.9%	68,323	> =	4.0%

NOTE 9 – STOCK-BASED COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of June 30, 2022, 218,894 restricted shares had been granted under this plan. This amount includes 11,834 shares of performance based restricted stock granted in 2019 and issued in January 2022 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2019 and ending December 31, 2021. As of June 30, 2022, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of June 30, 2022, there are 400 awarded unvested restricted shares and 63,400 awarded unexercised options remaining from the plan. Restricted shares granted under the 2008 Equity Incentive Plan were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $197 and $392 for the three and six months ended June 30, 2022, compared to $222 and $393 for the three and six months ended June 30, 2021.

Restricted Common Stock Award

	June 30, 2022		December 31, 2021
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,630	$11.20	57,242	$12.23
Granted	43,086	14.00	64,399	10.78
Vested	(25,467)	11.24	(44,511)	13.26
Forfeited	(866)	11.33	(1,500)	10.78
Unvested and outstanding at end of period	92,383	$12.49	75,630	$11.20
The Company accounts for stock option-based employee compensation related to the Company’s 2008 Equity Incentive Plan and 2018 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock option-based employee compensation related to these plans for the three and six month periods ended June 30, 2022 was $1 and $2, respectively. The compensation cost recognized for stock option-based employee compensation related to these plans for the three and six month periods ended June 30, 2021 was $2 and $5, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
June 30, 2022
Outstanding at beginning of year	65,900	$11.20
Exercised	(2,500)	8.00
Forfeited or expired	—	—
Outstanding at end of period	63,400	$11.33	4.27	$159
Exercisable at end of period	59,200	$11.16	4.20	$158
December 31, 2021
Outstanding at beginning of year	72,300	$11.05
Exercised	(5,800)	8.99
Forfeited or expired	(600)	13.76
Outstanding at end of year	65,900	$11.20	4.61	$169
Exercisable at end of year	61,700	$11.03	4.54	$169
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Six months ended June 30, 2022	Twelve months ended December 31, 2021
Intrinsic value of options exercised	$19	$28
Cash received from options exercised	$20	$52
Tax benefit realized from options exercised	$—	$—

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Investment securities:
U.S. government agency obligations	$21,862	$—	$21,862	$—
Mortgage-backed securities	89,360	—	89,360	—
Corporate debt securities	35,010	—	35,010	—
Corporate asset-backed securities	30,836	—	30,836	—
Total investment securities	177,068	—	177,068	—
Equity Investments:
Equity Investments	285	285	—	—
Equity investments measured at NAV(1)	1,080	—	—	—
Total equity investments	1,365	285	—	—
Total	$178,433	$285	$177,068	$—

December 31, 2021
Investment securities:
U.S. government agency obligations	$26,265	$—	$26,265	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	107,167	—	107,167	—
Corporate debt securities	35,588	—	35,588	—
Corporate asset backed securities	33,908	—	33,908	—
Total investment securities	203,068	—	203,068	—
Equity Investments:
Equity Investments	368	368	—	—
Equity investments measured at NAV(1)	960	—	—	—
Total equity investments	1,328	368	—	—
Total	$204,396	$368	$203,068	$—

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Foreclosed and repossessed assets, net	$1,437	$—	$—	$1,437
Impaired loans with allocated allowances	5,161	—	—	5,161
Mortgage servicing rights	4,520	—	—	5,475
Total	$11,118	$—	$—	$12,073
December 31, 2021
Foreclosed and repossessed assets, net	$1,408	$—	$—	$1,408
Impaired loans with allocated allowances	5,580	—	—	5,580
Mortgage servicing rights	4,161	—	—	4,312
Total	$11,149	$—	$—	$11,300

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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
June 30, 2022.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
June 30, 2022
Foreclosed and repossessed assets, net	$1,437	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$5,161	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,475	Discounted cash flows	Discounted rates	9% - 12%
December 31, 2021
Foreclosed and repossessed assets, net	$1,408	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$5,580	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$4,312	Discounted cash flows	Discounted rates	9% - 12%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		June 30, 2022		December 31, 2021
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$31,743	$31,743	$47,691	$47,691
Other interest-bearing deposits	(Level II)	1,505	1,516	1,511	1,535
Securities available for sale “AFS”	(Level II)	177,068	177,068	203,068	203,068
Securities held to maturity “HTM”	(Level II)	99,249	84,788	71,141	69,177
Equity investments	(Level I)	285	285	368	368
Equity investments valued at NAV(1)	N/A	1,080	1,080	960	960
Other investments	(Level II)	14,899	14,899	15,305	15,305
Loans receivable, net	(Level III)	1,330,030	1,310,750	1,294,050	1,319,293
Loans held for sale - Residential mortgage	(Level I)	860	866	1,224	1,250
Loans held for sale - SBA	(Level III)	312	330	5,446	5,776
Mortgage servicing rights	(Level III)	4,520	5,475	4,161	4,312
Accrued interest receivable	(Level I)	4,243	4,243	3,916	3,916
Financial liabilities:
Deposits	(Level III)	$1,400,210	$1,400,585	$1,387,535	$1,388,390
FHLB advances	(Level II)	102,030	101,029	111,527	113,285
Other borrowings	(Level I)	87,124	87,124	58,426	58,426
Accrued interest payable	(Level I)	962	962	586	586
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
(Share count in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Basic
Net income attributable to common stockholders	$4,366	$4,706	$9,072	$10,212
Weighted average common shares outstanding	10,530	10,778	10,528	10,879
Basic earnings per share	$0.41	$0.44	$0.86	$0.94
Diluted
Net income attributable to common stockholders	$4,366	$4,706	$9,072	$10,212
Weighted average common shares outstanding	10,530	10,778	10,528	10,879
Add: Dilutive stock options outstanding	12	12	13	8
Average shares and dilutive potential common shares	10,542	10,790	10,541	10,887
Diluted earnings per share	$0.41	$0.44	$0.86	$0.94
Additional common stock option shares that have not been included due to their antidilutive effect	—	21	—	21

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three months ended
	June 30, 2022			June 30, 2021
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized losses on securities:
Net unrealized (losses) gains arising during the period	$(7,331)	$2,016	$(5,315)	$1,492	$(410)	$1,082
Reclassification adjustment for gains included in net income	—	—	—	(36)	10	(26)
Other comprehensive (loss) income	$(7,331)	$2,016	$(5,315)	$1,456	$(400)	$1,056

	Six Months Ended
	June 30, 2022			June 30, 2021
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized (losses) gains on securities:
Net unrealized (losses) gains arising during the period	$(17,156)	$4,718	$(12,438)	$820	$(224)	$596
Reclassification adjustment for gains included in net income	—	—	—	(36)	10	(26)
Other comprehensive (loss) income	$(17,156)	$4,718	$(12,438)	$784	$(214)	$570
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2021 and the six months ended June 30, 2022 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2021	$2,056	$1,490
Current year-to-date other comprehensive loss	(1,834)	(1,329)
Ending balance, December 31, 2021	$222	$161
Current year-to-date other comprehensive loss	(17,156)	(12,438)
Ending balance, June 30, 2022	$(16,934)	$(12,277)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2022 and June 30, 2021 were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30, 2022	Six months ended June 30, 2022	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$—		Net gains (losses) on investment securities
Tax effect	—	—		Provision for income taxes
Total reclassifications for the period	$—	$—		Net income attributable to common stockholders

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30, 2021	Six months ended June 30, 2021	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$36	$36		Net gains (losses) on investment securities
Tax effect	(10)	(10)		Provision for income taxes
Total reclassifications for the period	$26	$26		Net income attributable to common stockholders

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 2, 2022 (“2021 10-K”), the matters described in “Risk Factors” in Item 1A for the quarter ended March 31, 2022 and in Item 1A of this Form 10-Q, and the following:

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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2022, and our consolidated results of operations for the three and six months ended June 30, 2022, compared to the same periods in the prior fiscal year for the three and six months ended June 30, 2021. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2021 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
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
We will adopt ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments” through a cumulative-effect adjustment on January 1, 2023. We have selected a loss estimation methodology, utilizing a third-party model, and are currently finalizing our process for model utilization. The impact of adoption on our financial condition and results of operations cannot yet be definitively determined due to the sensitivity of the model to various inputs and changing economic forecasts.

Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of June 30, 2022, which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2021.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of June 30, 2022, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and six-month periods ended June 30, 2022, and June 30, 2021, respectively.
Net interest income was $14.3 million for the three months ended June 30, 2022, and $27.4 million for the six months ended June 30, 2022, compared to $12.8 million for the three months ended June 30, 2021, and $25.6 million for the six months ended June 30, 2021. Net interest income for the three and six months ended June 30, 2022, increased from the same period one year ago due to 1) both organic loan and investment growth from June 30, 2021; 2) the positive impact of nonaccrual loan payoffs and purchased loan credit impairment accretion; 3) increases in loan and investment yields due to both contractual repricing and higher coupons on new loans in excess of portfolio yield; and 4) lower liability costs. This was partially offset by $1.3 million and $2.8 million decreases in the accretion of deferred fees related to SBA Paycheck Protection Program (“SBA PPP”) loans for the three and six months ended June 30, 2022, respectively, compared to the prior year periods.
The net interest margin for the three-month period ended June 30, 2022, was 3.46%, compared to 3.22% for the three-month period ended June 30, 2021. The net interest margin increase was due to 1) the positive impact of nonaccrual loan payoffs with purchased loan credit impairment accretion and interest income recognition of 10bp; 2) increases in loan and investment yields due to both contractual repricing and higher coupons on new loans in excess of portfolio yield; and 3) lower deposit costs, partially offset by 1) a 32-basis point decrease in SBA PPP deferred loan fee accretion in loan yields and 2) the impact of additional interest expense on the subordinated debt issued in March of 2022.
The net interest margin for the six-month period ended June 30, 2022, was 3.35%, compared to 3.26% for the six-month period ended June 30, 2021. The net interest margin increase was due to 1) the positive impact of nonaccrual loan payoffs with purchased loan credit impairment accretion and interest income recognition of 5bp ; 2) increases in loan and investment yields due to both contractual repricing and higher coupons on new loans in excess of portfolio yield; 3) lower deposit costs and 4) the positive impact of investing lower yield cash into investment securities; partially offset by a 35-basis point decrease in SBA PPP deferred loan fee accretion in loan yields and the impact of additional interest expense of the subordinated debt issued in March 2022.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and six-month periods ended June 30, 2022, and June 30, 2021. Non-accruing loans have been included in the table as loans carrying a zero yield.
NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended June 30, 2022 compared to the three months ended June 30, 2021:

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$25,195	$43	0.68%	$113,561	$28	0.10%
Loans	1,328,661	14,893	4.50%	1,186,439	13,960	4.72%
Interest-bearing deposits	1,509	8	2.13%	1,754	9	2.06%
Investment securities (1)	285,332	1,593	2.23%	283,557	1,308	1.85%
Other investments	14,969	166	4.45%	15,020	173	4.62%
Total interest earning assets (1)	$1,655,666	$16,703	4.05%	$1,600,331	$15,478	3.88%
Average interest-bearing liabilities:
Savings accounts	$230,784	$125	0.22%	$219,804	$99	0.18%
Demand deposits	410,468	300	0.29%	360,314	257	0.29%
Money market	323,907	287	0.36%	258,638	182	0.28%
CD’s	134,338	223	0.67%	240,224	868	1.45%
IRA’s	35,701	50	0.56%	39,970	115	1.15%
Total deposits	$1,135,198	$985	0.35%	$1,118,950	$1,521	0.55%
FHLB Advances and other borrowings	186,050	1,451	3.13%	171,261	1,126	2.64%
Total interest-bearing liabilities	$1,321,248	$2,436	0.74%	$1,290,211	$2,647	0.82%
Net interest income		$14,267			$12,831
Interest rate spread			3.31%			3.06%
Net interest margin (1)			3.46%			3.22%
Average interest earning assets to average interest-bearing liabilities			1.25			1.24
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarters ended June 30, 2022 and June 30, 2021. The FTE adjustment to net interest income included in the rate calculations totaled $0 and $1 thousand for the three months ended June 30, 2022 and June 30, 2021, respectively.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$30,174	$56	0.37%	$121,557	$57	0.09%
Loans	1,316,469	28,660	4.39%	1,199,925	28,477	4.79%
Interest-bearing deposits	1,510	15	2%	2,591	29	2.26%
Investment securities (1)	286,789	3,009	2.1%	243,492	2,193	1.82%
Other investments	15,112	339	4.52%	15,029	342	4.59%
Total interest earning assets (1)	$1,650,054	$32,079	3.92%	$1,582,594	$31,098	3.96%
Average interest bearing liabilities:
Savings accounts	$227,687	$219	0.19%	$208,787	$182	0.18%
Demand deposits	410,678	517	0.25%	345,576	507	0.30%
Money market	311,524	503	0.33%	256,391	384	0.30%
CD’s	147,696	687	0.94%	253,063	1,911	1.52%
IRA’s	36,381	127	0.70%	40,421	251	1.25%
Total deposits	$1,133,966	$2,053	0.37%	$1,104,238	$3,235	0.59%
FHLB Advances and other borrowings	176,139	2,592	2.97%	175,922	2268	2.60%
Total interest bearing liabilities	$1,310,105	$4,645	0.71%	$1,280,160	$5,503	0.87%
Net interest income		$27,434			$25,595
Interest rate spread			3.21%			3.09%
Net interest margin (1)			3.35%			3.26%
Average interest earning assets to average interest bearing liabilities			1.26			1.24
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the six months ended June 30, 2022 and June 30, 2021. The FTE adjustment to net interest income included in the rate calculations totaled $1 and $2 thousand for the six-month periods ended June 30, 2022 and June 30, 2021, respectively.

Rate/Volume Analysis. The following tables presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously in the net interest income section above. For the three and six months ended June 30, 2022, compared to the same periods in 2021, the loan volume increased due to strong organic growth. Investment securities volume increases are due to an increase in portfolio balances, largely due to purchases of mortgage-backed securities. The decrease in certificate volumes is due to CD shrinkage, with some of this decrease moving to money markets.

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2022 compared to the three months ended June 30, 2021.

	Increase (decrease) due to
	Volume		Rate	Net
Interest income:
Cash and cash equivalents	$(70)		$85	$15
Loans	1,618		(685)	933
Interest-bearing deposits	(1)		—	(1)
Investment securities	8		277	285
Other investments	(1)		(6)	(7)
Total interest earning assets	1,554		(329)	1,225
Interest expense:
Savings accounts	5		21	26
Demand deposits	37		6	43
Money market accounts	51		54	105
CD’s	(260)		(385)	(645)
IRA’s	(11)		(54)	(65)
Total deposits	(178)		(358)	(536)
FHLB Advances and other borrowings	103	0	222	325
Total interest bearing liabilities	(75)		(136)	(211)
Net interest income	$1,629		$(193)	$1,436

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(107)	$106	$(1)
Loans	2,648	(2,465)	183
Interest-bearing deposits	(11)	(3)	(14)
Investment securities	420	396	816
Other investments	2	(5)	(3)
Total interest earning assets	2,952	(1,971)	981
Interest expense:
Savings accounts	17	20	37
Demand deposits	88	(78)	10
Money market accounts	87	32	119
CD’s	(597)	(627)	(1,224)
IRA’s	(23)	(101)	(124)
Total deposits	(428)	(754)	(1,182)
FHLB Advances and other borrowings	3	321	324
Total interest bearing liabilities	(425)	(433)	(858)
Net interest income	$3,377	$(1,538)	$1,839
Provision for Loan Losses. We determine our provision for loan losses (“provision”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. We continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.
Total provision for loan losses for both the three and six months ended June 30, 2022, was $0.4 million, compared to no provision for the three and six months ended June 30, 2021. Based on loan growth alone, the provision would have been $0.950 million for the second quarter. However, upgrades in the classification of substandard loans due to improving collateral positions and loan payoffs, with $0.55 million of specific reserves at March 31, 2022, partially offset the growth-related provision. In addition, the majority of the second quarter charge-offs of $0.4 million had been provided for in previous quarters and the charge-offs reduced specific reserves. There were no loan loss provisions for the quarters ended March 31, 2022, June 30, 2021, or March 31, 2021. Continued improving economic conditions in our markets, as evidenced by unemployment rates below the national average in our two largest population centers, have resulted in improving overall economic trends for businesses.
Note that in discussing ALL allocations, the entire ALL balance is available for any loan that, in management’s judgment, should be charged off. The ALL and related need for no provision was due to loan shrinkage and low net charge-offs in the previous quarter.
Management believes that the provision recorded for the current year three and six-month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional provision in the future.

Non-interest Income. The following table reflects the various components of non-interest income for the three and six- month periods ended June 30, 2022 and 2021, respectively.

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Non-interest Income:
Service charges on deposit accounts	$482	$395	22.03%	$970	$793	22.32%
Interchange income	614	647	(5.10)%	1,163	1,177	(1.19)%
Loan servicing income	600	825	(27.27)%	1,301	1,718	(24.27)%
Gain on sale of loans	414	1,522	(72.80)%	1,136	3,117	(63.55)%
Loan fees and service charges	141	151	(6.62)%	233	429	(45.69)%
Net gains (losses) on investment securities	(75)	37	N/M	(112)	272	(141.18)%
Other	196	216	(9.26)%	394	463	(14.90)%
Total non-interest income	$2,372	$3,793	(37.46)%	$5,085	$7,969	(36.19)%
Service charges on deposit accounts increased to $482 for the three months ended June 30, 2022, from $395 for the prior year quarter. For the six months ended June 30, 2022, service charges increased to $970, compared to $793 in the comparable prior year period. The increase for both periods is due to higher customer spending activity.
Loan servicing income decreased with reduced capitalization of mortgage servicing rights due to lower mortgage loan origination fees in both the three and six-month periods ended June 30, 2022, compared to the same periods in the prior year.
Gain on sale of loans decreased in the current three and six-month periods ended June 30, 2022, compared to the three and six months ended June 30, 2021, due to lower mortgage loan origination volumes.
The change in loan fees and service charges for the three and six months ended June 30, 2022 and 2021, is largely due to decreases in commercial loan-related customer activity.
The change in net gains (losses) on investment securities between the three and six months ended June 30, 2022, and the three and six months ended June 30, 2021, respectively, is primarily due to unrealized losses on equity securities with readily determinable fair value in 2022 and modest realized gain on sale of available for sale securities in 2021. The change in net gains (losses) on investment securities for the six-month periods ended June 30, 2022 and 2021, is primarily due to the corresponding changes in unrealized gains on equity securities with readily determinable fair value and to a lesser extent, the realized gain on sale of AFS securities in the second quarter of 2021.

Non-interest Expense. The following table reflects the various components of non-interest expense for the six-month periods ended June 30, 2022 and 2021, respectively.

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Non-interest Expense:
Compensation and related benefits	$5,589	$5,449	2.57%	$10,987	$11,018	(0.28)%
Occupancy	1,343	1,314	2.21%	2,708	2,630	2.97%
Data processing	1,415	1,422	(0.49)%	2,716	2,792	(2.72)%
Amortization of intangible assets	399	399	—%	798	798	—%
Mortgage servicing rights expense, net	195	441	(55.78)%	(132)	(9)	NM
Advertising, marketing and public relations	250	194	28.87%	462	357	29.41%
FDIC premium assessment	118	82	43.90%	233	247	(5.67)%
Professional services	368	362	1.66%	770	864	(10.88)%
Gains on repossessed assets, net	(2)	(29)	93.10%	(9)	(146)	93.84%
New market tax credit depletion	162	—	NM	325	—	NM
Other	625	564	10.82%	1,272	1,136	11.97%
Total non-interest expense	$10,462	$10,198	2.59%	$20,130	$19,687	2.25%

Non-interest expense (annualized) / Average assets	2.38%	2.41%	(1.24)%	2.31%	2.34%	(1.28)%
Compensation expense for the three-month period ended June 30, 2022, was higher than the comparable prior year period primarily due to merit and benefit increases in late March of 2022, partially offset by lower variable mortgage compensation related to lower mortgage activity. Compensation expense for the six-month period ended June 30, 2022, was lower than the comparable prior year periods due to lower variable mortgage production compensation related to lower mortgage loan origination activity, partially offset by the impact of the merit raise in 2022.
Net mortgage servicing rights expense decreased during the three months ended June 30, 2022, compared to the comparable prior year period as amortization expense decreased, resulting largely from the impact of lower future forecasted prepayment rates and the quarter ended June 30, 2021, had $23 thousand of impairment reversal. Amortization expense decreased in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, by $469 thousand. This was partially offset by a decrease in MSR impairment reversals for the six months ended June 30, 2022, of $566 thousand, compared to the comparable prior year period reversal of $912 thousand.
The FDIC insurance premium increased during the three months ended June 30, 2022, from the comparable prior year periods due to an increase in the assessment base. The FDIC insurance premium decreased during the six months ended June 30, 2022, from the comparable prior year periods due to the favorable impact of increased bank capital ratios.
Professional services costs decreased during the six months ended June 30, 2022, from the comparable prior year period due to the need for fewer outside professionals, primarily in the first quarter of 2022 compared to the first quarter of 2021, due to lower fees from our independent registered public accounting firm and other costs to prepare our Form 10-K.
Net gains on repossessed assets decreased due to fewer and lower value repossessed property sales resulting in lower corresponding gains on sale.
In the first quarter of 2022, the Bank invested $4.1 million in a New Market Tax Credit. Based on current accounting guidance, the related non-tax-deductible asset depletion will occur over a 5-year period in lockstep with the recognition of the tax credit. The Emerging Issues Task Force of the Financial Accounting Standards Board is in the process of reviewing this accounting and is expected to issue guidance that would change the depletion to seven years proportional with the tax credit.
Income Taxes. Income tax expense was $1.4 and $2.9 million for the three and six months ended June 30, 2022, respectively, compared to $1.7 and $3.7 million for the three and six months ended June 30, 2021. The effective tax rate was 24.4% and 24.3% for the three and six-month periods ended June 30, 2022, compared to 26.8% and 26.4% for the comparable prior year periods. The lower effective tax rate is due to the impact of the New Market Tax Credit. The lower tax expense is due to both the lower effective tax rate and lower pre-tax income.

BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Our cash balances decreased $15.9 million to $31.7 million in the first half of 2022 as we deployed cash to support loan growth.
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities available for sale, which represent the majority of our investment portfolio, were $177.1 million at June 30, 2022, compared with $203.1 million at December 31, 2021. The decrease in the available for sale portfolio is due to unrealized losses of $17.2 million and principal repayments, partially offset by purchases of corporate debt securities and mortgage-backed certificates.
Securities held to maturity increased to $99.2 million at June 30, 2022, compared to $71.1 million at December 31, 2021. This increase was largely due to the purchase of agency mortgage-backed securities, net of repayments. The unrealized loss on the held to maturity portfolio increased by $12.5 million in the first half of 2022, to $14.5 million.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
June 30, 2022
U.S. government agency obligations	$21,677	$21,862
Obligations of states and political subdivisions	—	—
Mortgage-backed securities	103,093	89,360
Corporate debt securities	37,084	35,010
Corporate asset-backed securities	32,148	30,836
Totals	$194,002	$177,068
December 31, 2021
U.S. government agency obligations	$25,826	$26,265
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	107,636	107,167
Corporate debt securities	35,342	35,588
Corporate asset-backed securities	33,902	33,908
Totals	$202,846	$203,068

The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Held to maturity securities	Amortized Cost	Fair Value
June 30, 2022
Obligations of states and political subdivisions	$600	$561
Mortgage-backed securities	98,649	84,227
Totals	$99,249	$84,788
December 31, 2021
Obligations of states and political subdivisions	$4,600	$4,593
Mortgage-backed securities	66,541	64,584
Totals	$71,141	$69,177
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	June 30, 2022		December 31, 2021
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$121,692	$108,175	$131,115	$131,008
AAA	8,773	8,471	9,662	9,710
AA	26,453	25,412	26,727	26,762
A	5,700	5,417	5,700	5,720
BBB	31,384	29,593	29,642	29,868
Non-rated	—	—	—	—
Total available for sale securities	$194,002	$177,068	$202,846	$203,068
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	June 30, 2022		December 31, 2021
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$98,649	$84,227	$66,541	$64,584
AAA	—	—	—	—
AA	—	—	4,000	4,000
A	600	561	600	593
Total	$99,249	$84,788	$71,141	$69,177
At June 30, 2022, the Bank has pledged mortgage-backed securities with a carrying value of $5.6 million as collateral against a borrowing line of credit with the Federal Reserve Bank with no borrowings outstanding on this line of credit. As of June 30, 2022, the Bank has pledged U.S. Government Agency securities with a carrying value of $3.0 million and mortgage-backed securities with a carrying value of $2.5 million as collateral against specific municipal deposits. As of June 30, 2022, the Bank also has mortgage-backed securities with a carrying value of $0.2 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
At December 31, 2021, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $0.9 million as collateral to secure a line of credit with the Federal Reserve Bank with no borrowings outstanding on this line of credit. As of December 31, 2021, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $3.9 million and mortgage-backed securities with a carrying value of $2.9 million as collateral against specific municipal deposits. As of December 31, 2021, the Bank also has mortgage-backed securities with a carrying value of $0.2 million pledged as collateral to the Federal Home Loan Bank of Des Moines.

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $35.9 million, to $1.35 billion as of June 30, 2022, from $1.31 billion at December 31, 2021. The originated loan portfolio, before SBA PPP loans, increased $67.3 million in the six-month period of 2022. Total SBA PPP loans decreased $8.8 million, entirely due to debt forgiveness. Acquired loans decreased by $23.8 million. The following table reflects the composition, or mix, of our loan portfolio at June 30, 2022, and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$702,917	52.1%	$698,465	53.3%
Agricultural real estate	77,807	5.8%	78,495	6.0%
Multi-family real estate	179,929	13.4%	178,349	13.6%
Construction and land development	115,188	8.6%	79,520	6.1%
Residential mortgage
Residential mortgage	88,575	6.6%	90,990	6.9%
Purchased HELOC loans	3,419	0.3%	3,871	0.3%
Total real estate loans	1,167,835	86.8%	1,129,690	86.2%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	139,002	10.3%	122,167	9.3%
Agricultural operating	24,469	1.8%	31,588	2.4%
Consumer installment				—%
Originated indirect paper	12,736	0.9%	15,971	1.2%
Other consumer	7,785	0.6%	8,874	0.7%
Total C&I/Agricultural operating and Consumer installment Loans	183,992	13.6%	178,600	13.6%
Gross loans before C&I SBA PPP loans	1,351,827	100.4%	1,308,290	99.8%
SBA PPP loans	—	—%	8,755	0.7%
Gross loans	$1,351,827	100.4%	$1,317,045	100.5%
Unearned net deferred fees and costs and loans in process	(2,338)	(0.2)%	(2,482)	(0.2)%
Unamortized discount on acquired loans	(2,634)	(0.2)%	(3,600)	(0.3)%
Total loans (net of unearned income and deferred expense)	1,346,855	100.0%	1,310,963	100.0%
Allowance for loan losses	(16,825)		(16,913)
Total loans receivable, net	$1,330,030		$1,294,050

The following table summarizes SBA PPP loans by origination year at June 30, 2022:

	2020 Originations		2021 Originations		Total
	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income
SBA PPP loans, January 1, 2021	$123,702	$2,991	$—	$—	$123,702	$2,991
2021 SBA PPP loan originations	—	—	55,854	3,494	55,854	3,494
Less: 2021 SBA PPP loan forgiveness and fee accretion	(121,574)	(2,987)	(49,227)	(3,201)	(170,801)	(6,188)
SBA PPP loans, December 31, 2021	2,128	4	6,627	293	8,755	297
Less: 2022 SBA PPP loan forgiveness and fee accretion	(2,128)	(4)	(6,627)	(293)	(8,755)	(297)
SBA PPP loans, June 30, 2022	$—	$—	$—	$—	$—	$—
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At June 30, 2022, the Company individually evaluated loans for impairment with a recorded investment of $29.4 million, consisting of (1) $8.5 million purchased credit impaired (“PCI”) loans, with a carrying amount of $8.1 million; (2) $7.1 million TDR loans, net of TDR PCI loans; and (3) $14.2 million of substandard non-TDR, non-PCI loans. The $29.4 million total of loans individually evaluated for impairment includes $6.0 million of performing TDR loans. At December 31, 2021, the Company individually evaluated loans for impairment with a recorded investment of $31.7 million, consisting of (1) $11.2 million PCI loans, with a carrying amount of $10.6 million; (2) $9.9 million TDR loans, net of TDR PCI loans; and (3) $11.3 million of substandard non-TDR, non-PCI loans. The $31.7 million total of loans individually evaluated for impairment includes $8.0 million of performing TDR loans. At June 30, 2022, and December 31, 2021, we had 201 and 235 loans individually evaluated for impairment, respectively, all secured by real estate or personal property. Of the originated loans individually evaluated for impairment, there were 43 loans where the estimated fair value was less than their book value (i.e., we deemed impairment to exist) totaling $5.5 million for which $0.26 million in specific ALL was recorded as of June 30, 2022.
The allowance for loan losses modestly decreased $0.1 million to $16.8 million at June 30, 2022, representing 1.25% of loans receivable. A portion of the current loan portfolio includes loans purchased through whole bank acquisitions in recent years resulting in purchased credit impairments which are not included in the allowance for loan losses. As the originated portfolio grows and the acquired portfolio shrinks, the percentage of originated loans to total loans grows, as does the overall percentage of the allowance to total loans. The allowance for loan losses was $16.9 million at December 31, 2021, representing

1.30% of loans receivable, less the 100% SBA guaranteed PPP loans. The decrease in the allowance at June 30, 2022, was due to net loan charge-offs, partially offset by a provision of $0.4 million. Approximately $350 thousand of the charge-offs in the second quarter had specific reserves previously established, so there was no impact on the provision for loan losses.
Allowance for Loan Losses to Loans, net of SBA PPP Loans
(in thousands, except ratios)

	June 30, 2022	December 31, 2021
Loans, end of period	$1,346,855	$1,310,963
SBA PPP loans, net of deferred fees	—	(8,457)
Loans, net of SBA PPP loans and deferred fees	$1,346,855	$1,302,506
Allowance for loan losses	$16,825	$16,913
ALL to loans net of SBA PPP loans and deferred fees	1.25%	1.30%
ALL to loans, end of period	1.25%	1.29%
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
•Closed ended consumer installment loans, past due 120 days or more; and
•Residential mortgage loans and open-ended consumer installment loans, past due 180 days or more.
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

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	June 30, 2022 and Six Months Then Ended	December 31, 2021 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$5,275	$5,374
Agricultural real estate	3,169	3,490
Construction and land development	43	—
Commercial and industrial	211	298
Agricultural operating	555	993
Residential mortgage	1,122	1,433
Consumer installment	59	77
Total nonaccrual loans	$10,434	$11,665
Accruing loans past due 90 days or more	714	160
Total nonperforming loans (“NPLs”)	11,148	11,825
Other real estate owned	1,427	1,406
Other collateral owned	10	2
Total nonperforming assets (“NPAs”)	$12,585	$13,233
Troubled Debt Restructurings (“TDRs”)	$8,712	$12,523
Accruing TDR's	$6,163	$7,984
Nonaccrual TDRs	$2,549	$4,539
Average outstanding loan balance	$1,316,469	$1,216,244
Loans, end of period	$1,346,855	$1,310,963
Total assets, end of period	$1,763,607	$1,739,628
ALL, at beginning of period	$16,913	$17,043
Loans charged off:
Commercial/Agricultural real estate	(157)	(251)
C&I/Agricultural operating	(310)	(7)
Residential mortgage	(68)	—
Consumer installment	(25)	(81)
Total loans charged off	(560)	(339)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	6	28
C&I/Agricultural operating	19	123
Residential mortgage	26	13
Consumer installment	21	45
Total recoveries of loans previously charged off:	72	209
Net loans charged off (“NCOs”)	(488)	(130)
Additions to ALL via provision for loan losses charged to operations	400	—
ALL, at end of period	$16,825	$16,913
Ratios:
ALL to NCOs (annualized)	1,709.70%	13,010.00%
NCOs (annualized) to average loans	0.07%	0.01%
ALL to total loans	1.25%	1.29%
NPLs to total loans	0.83%	0.90%
NPAs to total assets	0.71%	0.76%

The following table shows the detail of non-performing assets by originated and acquired portfolios:

Nonperforming Originated / Acquired Assets
(in thousands, except ratios)

	June 30, 2022	December 31, 2021
Nonperforming assets:
Originated nonperforming assets:
Nonaccrual loans	$7,770	$6,448
Accruing loans past due 90 days or more	700	63
Total originated nonperforming loans (“NPL”)	8,470	6,511
Other real estate owned (“OREO”)	—	—
Other collateral owned	10	2
Total originated nonperforming assets (“NPAs”)	$8,480	$6,513
Acquired nonperforming assets:
Nonaccrual loans	$2,664	$5,217
Accruing loans past due 90 days or more	14	97
Total acquired nonperforming loans (“NPL”)	2,678	5,314
Other real estate owned (“OREO”)	1,427	1,406
Other collateral owned	—	—
Total acquired nonperforming assets (“NPAs”)	$4,105	$6,720
Total nonperforming assets (“NPAs”)	$12,585	$13,233
Loans, end of period	$1,346,855	$1,310,963
Total assets, end of period	$1,763,607	$1,739,628
Ratios:
Originated NPLs to total loans	0.63%	0.50%
Acquired NPLs to total loans	0.20%	0.41%
Originated NPAs to total assets	0.48%	0.37%
Acquired NPAs to total assets	0.23%	0.39%

Nonaccrual Loans Roll forward:

	Quarter Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Balance, beginning of period	$11,858	$11,665	$11,706	$8,075	$8,678
Additions	1,918	720	428	4,859	863
Acquired nonaccrual loans	—	—	—	—	—
Charge offs	(437)	(15)	(1)	(24)	(58)
Transfers to OREO	(65)	—	(19)	—	—
Return to accrual status	—	(51)	(30)	—	(696)
Payments received	(2,830)	(461)	(422)	(1,202)	(712)
Other, net	(10)	—	3	(2)	—
Balance, end of period	$10,434	$11,858	$11,665	$11,706	$8,075
Nonperforming loans decreased by $0.7 million to $11.1 million at June 30, 2022, from December 31, 2021. This decrease is largely due to payoffs of acquired nonaccrual loans, partially offset by increases in originated nonaccrual loans and originated accruing loans past due 90 days or more. Nonperforming assets decreased to $12.6 million or 0.71% of total assets at June 30, 2022, compared to $13.2 million, or 0.76% of total assets at December 31, 2021. Included in nonperforming assets at June 30, 2022, are $4.1 million of nonperforming assets acquired during recent whole-bank acquisitions.
Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
Included in the above table are nonaccrual TDR loans. Nonaccrual TDR loans decreased to $2.5 million at June 30, 2022, from $4.5 million at December 31, 2021.

	June 30, 2022		December 31, 2021
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Commercial/Agricultural real estate	10	$2,049	11	$4,618
C&I/Agricultural operating	4	1,182	3	649
Residential mortgage	36	2,915	36	2,681
Consumer installment	3	17	6	36
Total loans	53	$6,163	56	$7,984
Accruing troubled debt restructurings decreased $1.8 million to $6.2 million largely due to the payoff of a $3.3 million loan in the first quarter, partially offset by modest additions.
The table below shows a summary of criticized loans for the past five quarters, with the decrease largely due to decreases in special mention loans. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for additional information.

	(in thousands)
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Special mention loan balances	$17,274	$1,849	$4,536	$2,548	$12,308
Substandard loan balances	20,680	24,822	22,817	27,137	25,890
Criticized loans, end of period	$37,954	$26,671	$27,353	$29,685	$38,198

Classified assets decreased to $20.7 million at June 30, 2022, from $22.8 million at December 31, 2021, largely due to non-accruing loan payoffs, along with the first quarter payoff of a substandard accruing troubled debt restructuring loan of $3.3 million partially offset by the new classification of $3.8 million of five agricultural relationships in the first quarter.
Special mention loans increased $15.4 million in the quarter, primarily due to the addition of two loans in the second quarter of 2022. One is a commercial real estate loan for $5.4 million secured by a hotel (50% LTV at origination) and has rebounded more slowly from the pandemic due to reliance on seasonal events and company meetings. Performance year to date and bookings show good progress. The second special mention loan is a $10.4 million C&I fully secured working capital loan. Negotiations are ongoing with the borrower to improve the loan structure and cash flow of the business.
Hotels and restaurants represent our portfolio’s two industry sectors most directly and adversely affected by the recent pandemic and related government actions. These sector loans totaled approximately $97 million and $48 million, respectively, at June 30, 2022. The weighted-average loan-to-value percentage and debt service coverage ratio on these hotel industry sector loans were 61% and 2.6 times, respectively. Approximately $35.0 million of restaurant sector loans are to franchise quick-service restaurants.
As of June 30, 2022, the Bank had $0.4 million of remaining residential mortgage loan modifications, due to pandemic-related borrower requests. As of June 30, 2022, all previously deferred commercial loans have exited deferral status. While the Company has no indication that any of the modified credits are specifically impaired, additional risk and uncertainty inherent in the current pandemic-affected environment have been considered. See “Allowance for Loan Losses” section above for discussion of pandemic-related qualitative factor, and related provision for loan losses.
Accretable difference:
The table below shows scheduled accretion by year for the accretable difference recognized due to fair value purchase accounting on recent whole bank acquisitions. In addition, the Company has $1.35 million of accretable discount from purchased impaired loans with the original non-accretable discount transferred to accretable discount. The scheduled accretion on this balance is estimated to be approximately $100 thousand per year; however, large balance payoffs, as seen in 2021 and 2020, would accelerate this accretion.

Fiscal years ending December 31,	Purchase Accounting Accretable Difference
2022	$366
2023	279
2024	131
2025	96
Total	872
Mortgage Servicing Rights. Mortgage servicing rights (“MSR”) assets are initially measured at fair value; assessed at least quarterly for impairment; carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded in non-interest expense in the consolidated statement of operations. The valuation of MSRs and related amortization thereon are based on numerous factors, assumptions, and judgments, such as those for: changes in the mix of loans, interest rates, prepayment speeds, and default rates. Changes in these factors, assumptions and judgments may have a material effect on the valuation and amortization of MSRs. Although management believes that the assumptions used to evaluate the MSRs for impairment are reasonable, future adjustment may be necessary if future economic conditions differ substantially from the economic assumptions used to determine the value of MSRs.
The fair market value of the Company’s MSR asset increased from $4.3 million at December 31, 2021, to $5.5 million at June 30, 2022, primarily due to higher future forecasted interest rates and resulting lower forecasted prepayments. As a result, $0.6 million of previously recorded impairment on the MSR asset was reversed during the three-month period ended March 31, 2022. At June 30, 2022, the Company did not have an MSR impairment, or related valuation allowance.
The unpaid balances of one- to four-family residential real estate loans serviced for others as of June 30, 2022, and December 31, 2021, were $544.7 million and $556.1 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at June 30, 2022, and December 31, 2021, was 1.01% and 0.78%, respectively.
Deposits. Deposits increased $12.7 million to $1.40 billion at June 30, 2022, from $1.39 billion at December 31, 2021. The increase was due in part to seasonal factors related to taxes and two large retail and one large commercial deposit. These large deposits totaling $19 million are approximately evenly split between retail and commercial deposits and are expected to decrease substantially over the next three quarters. This growth was partially offset by retail certificate of deposit account balances decreasing by $49.5 million from December 31, 2021, as the Company chose not to match higher rate local retail certificate competition. In addition, some of the decrease in retail certificates has moved to money market accounts.
The following is a summary of deposits by type at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021
Non-interest bearing demand deposits	$276,815	$276,631
Interest bearing demand deposits	401,857	396,231
Savings accounts	239,322	222,674
Money market accounts	328,718	288,985
Certificate accounts	153,498	203,014
Total deposits	$1,400,210	$1,387,535

Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at June 30, 2022 and December 31, 2021 is as follows:

		June 30, 2022			December 31, 2021
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2022	$39,000	1.61%	1.63%	$11,000	2.45%	2.45%
	2023	10,000	1.43%	2.01%	20,000	1.43%	1.44%
	2024	20,530	0.00%	1.45%	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	27,500	1.01%	1.13%	42,500	1.00%	1.13%
	2030	—	—%	—%	12,500	0.52%	0.86%

Subtotal		102,030			111,530
Unamortized discount on acquired notes		—			(3)
Federal Home Loan Bank advances, net		$102,030			$111,527

Senior Notes (5)	2034	$23,250	3.00%	4.00%	$28,856	3.00%	3.50%

Subordinated Notes (6)	2027	$15,000	6.75%	6.75%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	—	—%	—%
		$65,000			$30,000

Unamortized debt issuance costs		(1,126)			(430)
Total other borrowings		$87,124			$58,426

Totals		$189,154			$169,953
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $920,774 and $861,900 at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $230,585 compared to $204,271 as of December 31, 2021.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $111,530 and $123,530, during the six months ended June 30, 2022 and the twelve months ended December 31, 2021, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of June 30, 2022 and December 31, 2021 were 1.66% and 2.45%, respectively.
(4)    At June 30, 2022, FHLB term notes totaling $27,500 can be called or replaced by the FHLB on a quarterly basis, and if not called, will mature at various dates in 2029. At December 31, 2021, FHLB term notes totaling $55,000 could be called or replaced by the FHLB on a quarterly basis, and if not called, would mature at various dates in 2029 and 2030.
(5)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022, requiring quarterly interest-only payments through March 2025, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
(b) A $5,000 line of credit, maturing August 1, 2022, that remains undrawn upon. The line was renewed on August 1, 2022 and will mature on August 1, 2023.

(6)    Subordinated notes resulted from the following:
(a) The Company’s private sale in August 2017, which bears a fixed interest rate of 6.75% for five years. In August 2022, they convert to a three-month LIBOR plus 4.90% rate, and the interest rate will reset quarterly thereafter. The note is callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments are due quarterly. The company sent the required notice to the note holders in June 2022, and this subordinated note will be called and repaid in full on August 10, 2022.
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
FHLB advances decreased $9.5 million to $102.0 million as of June 30, 2022, compared to $111.5 million as of December 31, 2021. The Bank terminated $15.0 million of advances in the quarter ended March 31, 2022, incurring a $0.002 million prepayment penalty, as we modestly reduced excess liquidity. In the quarter ended June 30, 2022, $27.5 million of FHLB advances were called by the FHLB. The remaining callable term notes are expected to be called in the third quarter of 2022. The Bank added a $5 million advance maturing in the second quarter of 2023 and the Bank had $34 million of FHLB advances maturing overnight. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of June 30, 2022, is approximately $190.4 million.
See Note 7, “Federal Home Loan Bank and Federal Reserve Bank Advances and Other Borrowings” for more information.
At June 30, 2022, the Bank has pledged $920.8 million of loans to secure the current FHLB outstanding advances and letters of credit and to provide the unused borrowing capacity, compared to $861.9 million of loans pledged at December 31, 2021.
Stockholders’ Equity. Total stockholders’ equity was $164.7 million at June 30, 2022, compared to $170.9 million at December 31, 2021. The decrease in stockholder’s equity was attributable to 1) the $12.4 million decrease in accumulated other comprehensive income due to an increase in unrealized loss on available for sale securities; 2) the payment of the annual cash dividend paid in February to common stockholders of $0.26 per share or $2.7 million, and 3) the repurchase of approximately 18 thousand shares of the Company’s common stock, which reduced equity by $0.3 million. These reductions to equity were partially offset by net income of $9.1 million.
The Company repurchased all remaining authorized shares of the Company’s stock under the November 2020 share repurchase program during the three months ended September 30, 2021. On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, no shares were repurchased during the current quarter and approximately eighteen thousand shares were repurchased during the six months ended June 30, 2022. The Company is authorized to repurchase an additional 354 thousand shares under this July 2021 share repurchase program.
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; contractual amortization, prepayments, and maturities of outstanding loans and investment securities; and borrowings. We use our sources of funds primarily to meet ongoing commitments, to pay non-renewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At June 30, 2022, our on-balance sheet liquidity ratio was 14.7%. While scheduled payments from the amortization of loans and investment securities and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank’s control, including general interest rates, economic conditions, and competition. Although $101.2 million of our $153.5 million (65.9%) June 30, 2022, CD portfolio matures within the next 12 months, we have historically retained a majority of our maturing CDs. Due to strategic pricing decisions regarding rate matching based on currently liquidity levels, our retention rate may decrease in the future, although some deposits may be retained and moved to money market accounts. At June 30, 2022, the Bank had approximately $65.1 million of certificate of deposit accounts maturing in the second half of 2022, with a weighted average cost of approximately 0.67%. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of June 30, 2022, we had approximately $230.6 million available under this arrangement, supported by loan collateral, as compared to $204.2 million at December 31, 2021.
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
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2022, the Company had $257.5 million in unused commitments, compared to $271.0 million in unused commitments as of December 31, 2021.

Capital Resources. As of June 30, 2022 and December 31, 2021, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2022 (Unaudited)
Total capital (to risk weighted assets)	$213,799	14.3%	$119,200	> =	8.0%	$149,000	> =	10.0%
Tier 1 capital (to risk weighted assets)	196,974	13.2%	89,400	> =	6.0%	119,200	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	196,974	13.2%	67,050	> =	4.5%	96,850	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	196,974	11.4%	69,189	> =	4.0%	86,486	> =	5.0%
As of December 31, 2021 (Audited)
Total capital (to risk weighted assets)	$187,783	13.4%	$111,694	> =	8.0%	$139,618	> =	10.0%
Tier 1 capital (to risk weighted assets)	170,870	12.2%	83,771	> =	6.0%	111,694	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	170,870	12.2%	62,828	> =	4.5%	90,752	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	170,870	10.0%	68,323	> =	4.0%	85,403	> =	5.0%
At June 30, 2022 and December 31, 2021, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of June 30, 2022 (Unaudited)
Total capital (to risk weighted assets)	$224,247	15.1%	$119,200	> =	8.0%
Tier 1 capital (to risk weighted assets)	142,422	9.6%	89,400	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	142,422	9.6%	67,050	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	142,422	8.2%	69,189	> =	4.0%
As of December 31, 2021 (Audited)
Total capital (to risk weighted assets)	$182,242	13.1%	$111,694	> =	8.0%
Tier 1 capital (to risk weighted assets)	135,329	9.7%	83,771	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	135,329	9.7%	62,828	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	135,329	7.9%	68,323	> =	4.0%

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

The following table sets forth, at June 30, 2022 and December 31, 2021 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 100 basis points). As of June 30, 2022 and December 31, 2021, due to the current level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points are not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2022	At December 31, 2021

+300 bp	4%	(5)%
+200 bp	2%	(3)%
+100 bp	1%	(1)%
-100 bp	(3)%	(1)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 100 basis points). The table below presents our projected change in net interest income for the various rate shock levels at June 30, 2022, and December 31, 2021.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2022	At December 31, 2021

+300 bp	1%	(11)%
+200 bp	1%	(7)%
+100 bp	—%	(4)%
-100 bp	(2)%	—%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2022, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at reaching a level of reasonable assurance.

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
(c)Issuer Purchases of Equity Securities.
On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of July 23, 2021, or 532,962 shares, from time to time. Under this new share repurchase program, no shares were repurchased during the quarter ended June 30, 2022. As of June 30, 2022, 354,266 shares remain available for repurchase under the current share repurchase authorization.

Period
Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Not applicable.

Item 6.EXHIBITS
(a) Exhibits

10.1
Third Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A., and Stephen Bianchi, dated as of April 21, 2022 (filed herewith).

10.2
Second Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A. and James S. Broucek, dated as of April 21, 2022 (filed herewith).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: August 4, 2022	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: August 4, 2022	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer