Form 10-Q
period 2022-09-30
Citizens Community Bancorp Inc.
filed 2022-11-07
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At November 7, 2022 there were 10,483,610 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
September 30, 2022
INDEX

		Page Number
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	5
	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2022 and 2021	6
	Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three and nine months ended September 30, 2022 and 2021	7
	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2022 and the year ended December 31, 2021	8
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021	10
	Condensed Notes to Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	58
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	83
Item 4.	Controls and Procedures	84
Part II – OTHER INFORMATION		85
Item 1.	Legal Proceedings	85
Item 1A.	Risk Factors	86
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86
Item 3.	Defaults Upon Senior Securities	86
Item 4.	Mine Safety Disclosures	86
Item 5.	Other Information	86
Item 6.	Exhibits	87
SIGNATURES		88

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2022 (unaudited) and December 31, 2021
(derived from audited financial statements)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$29,411	$47,691
Other interest bearing deposits	368	1,511
Securities available for sale "AFS"	167,764	203,068
Securities held to maturity "HTM"	97,610	71,141
Equity investments	1,461	1,328
Other investments	15,907	15,305
Loans receivable	1,375,876	1,310,963
Allowance for loan losses	(17,217)	(16,913)
Loans receivable, net	1,358,659	1,294,050
Loans held for sale	666	6,670
Mortgage servicing rights, net	4,371	4,161
Office properties and equipment, net	21,427	21,169
Accrued interest receivable	4,716	3,916
Intangible assets	2,701	3,898
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,584	1,408
Bank owned life insurance ("BOLI")	24,784	24,312
Other assets	17,275	8,502
TOTAL ASSETS	$1,780,202	$1,739,628

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,434,368	$1,387,535
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances	102,530	111,527
Other borrowings	72,351	58,426
Other liabilities	7,634	11,274
Total liabilities	1,616,883	1,568,762

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 10,478,210 and 10,502,442 shares issued and outstanding, respectively	105	105
Additional paid-in capital	119,638	119,925
Retained earnings	60,833	50,675
Accumulated other comprehensive (loss) income	(17,257)	161
Total stockholders’ equity	163,319	170,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,780,202	$1,739,628
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2022 and 2021
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest and dividend income:
Interest and fees on loans	$15,937	$14,537	$44,597	$43,014
Interest on investments	2,022	1,638	5,441	4,260
Total interest and dividend income	17,959	16,175	50,038	47,274
Interest expense:
Interest on deposits	1,681	1,354	3,734	4,589
Interest on FHLB and FRB borrowed funds	568	389	1,176	1,183
Interest on other borrowed funds	1,253	744	3,237	2,217
Total interest expense	3,502	2,487	8,147	7,989
Net interest income before provision for loan losses	14,457	13,688	41,891	39,285
Provision for loan losses	375	—	775	—
Net interest income after provision for loan losses	14,082	13,688	41,116	39,285
Non-interest income:
Service charges on deposit accounts	535	463	1,505	1,256
Interchange income	597	600	1,760	1,776
Loan servicing income	611	842	1,912	2,560
Gain on sale of loans	194	1,014	1,330	4,131
Loan fees and service charges	267	118	500	547
Net gains (losses) on investment securities	(55)	73	(167)	344
Other	323	338	717	801
Total non-interest income	2,472	3,448	7,557	11,415
Non-interest expense:
Compensation and related benefits	5,900	5,718	16,887	16,736
Occupancy	1,429	1,313	4,137	3,943
Data processing	1,382	1,582	4,098	4,374
Amortization of intangible assets	399	399	1,197	1,197
Mortgage servicing rights expense, net	197	37	65	28
Advertising, marketing and public relations	300	220	762	577
FDIC premium assessment	119	148	352	395
Professional services	382	328	1,152	1,192
Gain on repossessed assets, net	(8)	(3)	(17)	(149)
New market tax credit depletion	163	—	488	—
Other	1,014	578	2,286	1,714
Total non-interest expense	11,277	10,320	31,407	30,007
Income before provision for income tax	5,277	6,816	17,266	20,693
Provision for income taxes	1,284	1,819	4,201	5,484
Net income attributable to common stockholders	$3,993	$4,997	$13,065	$15,209
Per share information:
Basic earnings	$0.38	$0.47	$1.24	$1.41
Diluted earnings	$0.38	$0.47	$1.24	$1.41
Cash dividends paid	$—	$—	$0.26	$0.23
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income (unaudited)
Three and Nine months ended September 30, 2022 and 2021
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income attributable to common stockholders	$3,993	$4,997	$13,065	$15,209
Other comprehensive (loss) income, net of tax:
Securities available for sale
Net unrealized (losses) gains arising during period, net of tax	(4,980)	(797)	(17,418)	(201)
Reclassification adjustment for net gains included in net income, net of tax	—	(31)	—	(57)
Other comprehensive (loss) income, net of tax	(4,980)	(828)	(17,418)	(258)
Comprehensive (loss) income	$(987)	$4,169	$(4,353)	$14,951
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2022
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2022	10,502,442	$105	$119,925	$50,675	$161	$170,866
Net income	—	—	—	4,706	—	4,706
Other comprehensive loss, net of tax	—	—	—	—	(7,123)	(7,123)
Surrender of restricted shares of common stock	(10,119)	—	(141)	—	—	(141)
Restricted common stock awarded under the equity incentive plan	38,586	—	—	—	—	—
Restricted common stock issued upon achievement of the 2019 performance criteria	11,834	—	—	—	—	—
Common stock options exercised	2,500	—	20	—	—	20
Common stock repurchased	(18,462)	—	(211)	(77)	—	(288)
Stock option expense	—	—	1	—	—	1
Amortization of restricted stock	—	—	195	—	—	195
Cash dividends ($0.26 per share)	—	—	—	(2,742)	—	(2,742)
Balance at March 31, 2022	10,526,781	105	119,789	52,562	(6,962)	165,494
Net income	—	—	—	4,366	—	4,366
Other comprehensive loss, net of tax	—	—	—	—	(5,315)	(5,315)
Forfeiture of unvested shares	(866)	—	—	—	—	—
Restricted common stock awarded under the equity incentive plan	4,500	—	—	—	—	—
Stock option expense	—	—	1	—	—	1
Amortization of restricted stock	—	—	197	—	—	197
Balance at June 30, 2022	10,530,415	105	119,987	56,928	(12,277)	164,743
Net income	—	—	—	3,993	—	3,993
Other comprehensive loss, net of tax	—	—	—	—	(4,980)	(4,980)
Forfeiture of unvested shares	(1,260)	—	—	—	—	—
Surrender of restricted shares of common stock	(120)	—	(2)	—	—	(2)
Restricted common stock awarded under the equity incentive plan	2,136	—	—	—	—	—
Common stock repurchased	(52,961)	—	(603)	(88)	—	(691)
Stock option expense	—	—	1	—	—	1
Amortization of restricted stock	—	—	255	—	—	255
Balance, September 30, 2022	10,478,210	$105	$119,638	$60,833	$(17,257)	$163,319
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Twelve Months Ended December 31, 2021
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2021	11,056,349	$111	$126,154	$32,809	$1,490	$160,564
Net income	—	—	—	5,506	—	5,506
Other comprehensive loss, net of tax	—	—	—	—	(486)	(486)
Forfeiture of unvested shares	(1,500)	—	—	—	—	—
Surrender of restricted shares of common stock	(895)	—	(10)	—	—	(10)
Restricted common stock awarded under the equity incentive plan	64,399	—	—	—	—	—
Common stock repurchased	(224,481)	(2)	(2,552)	(21)	—	(2,575)
Stock option expense	—	—	3	—	—	3
Amortization of restricted stock	—	—	171	—	—	171
Cash dividends ($0.23 per share)	—	—	—	(2,511)	—	(2,511)
Balance at March 31, 2021	10,893,872	109	123,766	35,783	1,004	160,662
Net income	—	—	—	4,706	—	4,706
Other comprehensive income, net of tax	—	—	—	—	1,056	1,056
Surrender of restricted shares of common stock	(1,149)	—	(15)	—	—	(15)
Common stock options exercised	2,000	—	17	—	—	17
Common stock repurchased	(198,648)	(2)	(2,260)	(372)	—	(2,634)
Stock option expense	—	—	2	—	—	2
Amortization of restricted stock	—	—	222	—	—	222
Balance at June 30, 2021	10,696,075	107	121,732	40,117	2,060	164,016
Net income	—	—	—	4,997	—	4,997
Other comprehensive loss, net of tax	—	—	—	—	(828)	(828)
Surrender of restricted shares of common stock	(222)	—	(3)	—	—	(3)
Common stock options exercised	3,800	—	35	—	—	35
Common stock repurchased	(180,768)	(2)	(2,058)	(454)	—	(2,514)
Stock option expense	—	—	2	—	—	2
Amortization of restricted stock	—	—	221	—	—	221
Balance, September 30, 2021	10,518,885	105	119,929	44,660	1,232	165,926
Net income	—	—	—	6,057	—	6,057
Other comprehensive loss, net of tax	—	—	—	—	(1,071)	(1,071)
Surrender of restricted shares of common stock	(143)	—	(2)	—	—	(2)
Common stock repurchased	(16,300)	—	(186)	(42)	—	(228)
Stock option expense	—	—	1	—	—	1
Amortization of restricted stock	—	—	183	—	—	183
Balance, December 31, 2021	10,502,442	$105	$119,925	$50,675	$161	$170,866
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2022 and 2021
(in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income attributable to common stockholders	$13,065	$15,209
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization, net of discount accretion on investment securities	59	59
Depreciation expense	1,773	1,669
Provision for loan losses	775	—
Net realized loss (gain) on equity securities	167	(266)
Net realized gain on debt securities	—	(78)
Increase in mortgage servicing rights resulting from transfers of financial assets	(275)	(858)
Mortgage servicing rights amortization and impairment, net	65	28
Amortization of intangible assets	1,197	1,197
Amortization of restricted stock	647	614
Net stock based compensation expense	3	7
Loss on sale of office properties and equipment	271	22
Decrease in deferred income taxes	252	726
Increase in cash surrender value of life insurance	(472)	(465)
Net gain from disposals of foreclosed and repossessed assets	(17)	(150)
Gain on sale of loans held for sale, net	(1,330)	(4,131)
New market tax credit depletion	488	—
Net change in:
Loans held for sale	7,334	5,531
Accrued interest receivable and other assets	356	529
Other liabilities	(3,625)	(2,023)
Total adjustments	7,668	2,411
Net cash provided by operating activities	20,733	17,620
Cash flows from investing activities:
Net decrease in other interest bearing deposits	1,143	2,240
Purchase of available for sale securities	(10,543)	(123,756)
Proceeds from principal payments of available for sale securities	21,799	24,189
Proceeds from sales of available for sale securities	—	9,118
Purchase of held to maturity securities	(35,342)	(34,114)
Proceeds from principal payments and maturities of held to maturity securities	8,838	9,846
Purchase of equity investments	(300)	—
Net (purchases) sales of other investments	(602)	122
Proceeds from sales of foreclosed and repossessed assets	56	507
Net increase in loans	(65,476)	(11,374)
Net capital expenditures	(2,446)	(2,368)
Proceeds from disposal of office properties and equipment	14	38
New market tax credit investment	(4,056)	—
Net cash used in investing activities	(86,915)	(125,552)

Cash flows from financing activities:
Federal Home Loan Bank advances	72,000	—
Amortization of fair value adjustments for acquired Federal Home Loan Bank advances	3	14
Federal Home Loan Bank advance call payments	(55,000)	—
Federal Home Loan Bank advance termination payments	(15,015)	(8,102)
Federal Home Loan Bank maturities	(11,000)	(4,000)
Amortization of debt issuance costs	340	72
Proceeds from other borrowings, net of origination costs	34,191	—
Other borrowings principal reductions	(20,606)	—
Net increase in deposits	46,833	113,059
Repurchase shares of common stock	(979)	(7,723)
Surrender of restricted shares of common stock	(143)	(28)
Common stock options exercised	20	52
Cash dividends paid	(2,742)	(2,511)
Net cash provided by financing activities	47,902	90,833
Net decrease in cash and cash equivalents	(18,280)	(17,099)
Cash and cash equivalents at beginning of period	47,691	119,440
Cash and cash equivalents at end of period	$29,411	$102,341

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$3,784	$4,725
Interest on borrowings	$4,698	$3,664
Income taxes	$3,365	$5,250
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$92	$45
Transfers from office properties and equipment to foreclosed and repossessed assets	$130	$79

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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers in Wisconsin and Minnesota through 24 branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Mankato and Twin Cities markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, agricultural operators and consumers, including one-to-four family residential mortgages.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the September 30, 2022, balance sheet date and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 2, 2022; the matters described in “Risk Factors” in Item 1A of the quarterly reports on Form 10-Q for the quarter ended March 31, 2022 and June 30, 2022, filed with the SEC on May 4, 2022 and August 4, 2022, respectively; the matters described in “Risk Factors” in Item 1A of this Form 10-Q; external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $15,907 at September 30, 2022 consisted of $8,011 of FHLB stock, $5,667 of Federal Reserve Bank stock and $2,229 of Bankers’ Bank stock. Other investments totaling $15,305 at December 31, 2021 consisted of $7,877 of FHLB stock and $5,200 of Federal Reserve Bank stock and $2,228 of Bankers’ Bank stock.
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
Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account current with the contractual term of the loan and a six month payment history has been established. Interest on accruing troubled debt restructured (“TDR”) loans, less than 90 days delinquent, is recognized as income as it accrues, based on the revised terms of the loan over an established period of continued payment.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2022, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2021.
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
As of September 30, 2022, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $3,528. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of September 30, 2022, there were no known instances of noncompliance associated with the investment.
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
Non-interest income outside of the scope of Revenue from Contracts with Customers, Topic 606 is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income outside of the scope of Topic 606 includes mortgage banking activities, loan fees and service charges, net gains (losses) on investment securities, and other, which is primarily made up of BOLI related income.
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of September 30, 2022 and December 31, 2021, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022
U.S. government agency obligations	$19,357	$210	$253	$19,314
Mortgage-backed securities	99,198	—	19,271	79,927
Corporate debt securities	41,861	—	3,751	38,110
Corporate asset-based securities	31,149	—	736	30,413
Total available for sale securities	$191,565	$210	$24,011	$167,764

December 31, 2021
U.S. government agency obligations	$25,826	$440	$1	$26,265
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	107,636	409	878	107,167
Corporate debt securities	35,342	403	157	35,588
Corporate asset-based securities	33,902	133	127	33,908
Total available for sale securities	$202,846	$1,385	$1,163	$203,068

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022
Obligations of states and political subdivisions	$600	$—	$54	$546
Mortgage-backed securities	97,010	7	20,330	76,687
Total held to maturity securities	$97,610	$7	$20,384	$77,233

December 31, 2021
Obligations of states and political subdivisions	$4,600	$—	$7	$4,593
Mortgage-backed securities	66,541	104	2,061	64,584
Total held to maturity securities	$71,141	$104	$2,068	$69,177
At September 30, 2022, the Bank has pledged mortgage-backed securities with a carrying value of $5,519 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of September 30, 2022, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2022, the Bank has pledged U.S. Government Agency securities with a carrying value of $2,827 and mortgage-backed securities with a carrying value of $2,329 as collateral against specific municipal deposits. As of September 30, 2022, the Bank also has mortgage-backed securities with a carrying value of $166 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the three and nine month periods ended September 30, 2022 there were no sales of available for sale securities. For the three and nine month periods ended September 30, 2021, gross sales of available for sale securities were $7,153 and $9,118, respectively. Gross gains on the sale of available for sale securities for the three and nine months periods ended September 30, 2021 were $56 and $92, respectively. Gross losses on the sale of losses on the sale of available for sale securities for both the three and nine months ended September 30, 2021 were $14.

The estimated fair value of securities at September 30, 2022 and December 31, 2021, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	September 30, 2022		December 31, 2021
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$140	$140
Due after one year through five years	4,462	4,125	4,903	4,971
Due after five years through ten years	46,730	43,178	40,410	40,818
Due after ten years	41,175	40,534	49,757	49,972
Total securities with contractual maturities	$92,367	$87,837	$95,210	$95,901
Mortgage-backed securities	99,198	79,927	107,636	107,167
Total available for sale securities	$191,565	$167,764	$202,846	$203,068

	September 30, 2022		December 31, 2021
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$450	$415	$4,300	$4,298
Due after five years through ten years	150	131	300	295
Total securities with contractual maturities	600	546	4,600	4,593
Mortgage-backed securities	97,010	76,687	66,541	64,584
Total held to maturity securities	$97,610	$77,233	$71,141	$69,177

Securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2022
U.S. government agency obligations	$4,368	$253	$—	$—	$4,368	$253
Mortgage-backed securities	25,929	4,526	53,924	14,745	79,853	19,271
Corporate debt securities	29,891	2,866	8,219	885	38,110	3,751
Corporate asset-based securities	13,137	179	17,276	557	30,413	736
Total	$73,325	$7,824	$79,419	$16,187	$152,744	$24,011
December 31, 2021
U.S. government agency obligations	$1,169	$1	$—	$—	$1,169	$1
Mortgage backed securities	89,010	878	—	—	89,010	878
Corporate debt securities	17,240	142	735	15	17,975	157
Corporate asset-based securities	19,296	127	—	—	19,296	127
Total	$126,715	$1,148	$735	$15	$127,450	$1,163

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2022
Obligations of states and political subdivisions	$—	$—	$546	$54	$546	$54
Mortgage-backed securities	32,918	6,600	43,518	13,730	76,436	20,330
Total	$32,918	$6,600	$44,064	$13,784	$76,982	$20,384
December 31, 2021
Obligations of states and political subdivisions	$593	$7	$—	$—	$593	$7
Mortgage-backed securities	46,969	1,346	14,716	715	61,685	2,061
Total	$47,562	$1,353	$14,716	$715	$62,278	$2,068

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

Below is a summary of originated and acquired loans by type and risk rating as of September 30, 2022:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$597,339	$6,038	$6,971	$—	$—	$610,348
Agricultural real estate	60,117	648	1,537	—	—	62,302
Multi-family real estate	193,484	274	—	—	—	193,758
Construction and land development	116,103	—	44	—	—	116,147
C&I/Agricultural operating:
Commercial and industrial	109,485	12,873	1,992	—	—	124,350
Agricultural operating	18,589	341	1,917	—	—	20,847
Residential mortgage:
Residential mortgage	74,473	—	2,834	—	—	77,307
Purchased HELOC loans	3,357	—	—	—	—	3,357
Consumer installment:
Originated indirect paper	11,177	—	57	—	—	11,234
Other consumer	6,972	—	44	—	—	7,016
Total originated loans before SBA PPP loans	1,191,096	20,174	15,396	—	—	1,226,666
SBA PPP loans	—	—	—	—	—	—
Total originated loans	$1,191,096	$20,174	$15,396	$—	$—	$1,226,666
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$89,779	$—	$1,561	$—	$—	$91,340
Agricultural real estate	17,769	—	1,636	—	—	19,405
Multi-family real estate	3,914	—	—	—	—	3,914
Construction and land development	1,579	—	124	—	—	1,703
C&I/Agricultural operating:
Commercial and industrial	10,247	4	214	—	—	10,465
Agricultural operating	5,017	—	169	—	—	5,186
Residential mortgage:
Residential mortgage	20,302	—	1,124	—	—	21,426
Consumer installment:
Other consumer	291	—	3	—	—	294
Total acquired loans	$148,898	$4	$4,831	$—	$—	$153,733
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$687,118	$6,038	$8,532	$—	$—	$701,688
Agricultural real estate	77,886	648	3,173	—	—	81,707
Multi-family real estate	197,398	274	—	—	—	197,672
Construction and land development	117,682	—	168	—	—	117,850
Commercial/Agricultural non-real estate:
Commercial and industrial	119,732	12,877	2,206	—	—	134,815
Agricultural operating	23,606	341	2,086	—	—	26,033
Residential mortgage:
Residential mortgage	94,775	—	3,958	—	—	98,733
Purchased HELOC loans	3,357	—	—	—	—	3,357
Consumer installment:
Originated indirect paper	11,177	—	57	—	—	11,234
Other consumer	7,263	—	47	—	—	7,310
Gross loans before SBA PPP Loans	1,339,994	20,178	20,227	—	—	1,380,399
SBA PPP loans	—	—	—	—	—	—
Gross loans	$1,339,994	$20,178	$20,227	$—	$—	$1,380,399
Less:
Unearned net deferred fees and costs and loans in process						(2,447)
Unamortized discount on acquired loans						(2,076)
Allowance for loan losses						(17,217)
Loans receivable, net						$1,358,659

Below is a summary of originated and acquired loans by type and risk rating as of December 31, 2021:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$572,724	$667	$5,004	$—	$—	$578,395
Agricultural real estate	50,834	1,267	271	—	—	52,372
Multi-family real estate	173,760	290	—	—	—	174,050
Construction and land development	75,146	—	3,467	—	—	78,613
C&I/Agricultural operating:
Commercial and industrial	107,798	57	82	—	—	107,937
Agricultural operating	23,935	764	1,503	—	—	26,202
Residential mortgage:
Residential mortgage	60,754	—	3,101	—	—	63,855
Purchased HELOC loans	3,706	—	165	—	—	3,871
Consumer installment:
Originated indirect paper	15,818	—	153	—	—	15,971
Other consumer	8,404	—	69	—	—	8,473
Total Originated loans before SBA PPP loans	1,092,879	3,045	13,815	—	—	1,109,739
SBA PPP loans	8,755	—	—	—	—	8,755
Total originated loans	$1,101,634	$3,045	$13,815	$—	$—	$1,118,494
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$116,839	$1,314	$1,917	$—	$—	$120,070
Agricultural real estate	21,051	—	5,072	—	—	26,123
Multi-family real estate	4,299	—	—	—	—	4,299
Construction and land development	735	172	—	—	—	907
C&I/Agricultural operating:
Commercial and industrial	13,931	5	294	—	—	14,230
Agricultural operating	4,936	—	450	—	—	5,386
Residential mortgage:
Residential mortgage	25,869	—	1,266	—	—	27,135
Consumer installment:
Other consumer	398	—	3	—	—	401
Total acquired loans	$188,058	$1,491	$9,002	$—	$—	$198,551
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$689,563	$1,981	$6,921	$—	$—	$698,465
Agricultural real estate	71,885	1,267	5,343	—	—	78,495
Multi-family real estate	178,059	290	—	—	—	178,349
Construction and land development	75,881	172	3,467	—	—	79,520
C&I/Agricultural operating:
Commercial and industrial	121,729	62	376	—	—	122,167
Agricultural operating	28,871	764	1,953	—	—	31,588
Residential mortgage:
Residential mortgage	86,623	—	4,367	—	—	90,990
Purchased HELOC loans	3,706	—	165	—	—	3,871
Consumer installment:
Originated indirect paper	15,818	—	153	—	—	15,971
Other consumer	8,802	—	72	—	—	8,874
Gross loans before SBA PPP loans	1,280,937	4,536	22,817	—	—	1,308,290
SBA PPP loans	8,755	—	—	—	—	8,755
Gross loans	$1,289,692	$4,536	$22,817	$—	$—	$1,317,045
Less:
Unearned net deferred fees and costs and loans in process						(2,482)
Unamortized discount on acquired loans						(3,600)
Allowance for loan losses						(16,913)
Loans receivable, net						$1,294,050

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended September 30, 2022
Allowance for Loan Losses:
Beginning balance, July 1, 2022	$12,702	$1,910	$472	$143	$826	$16,053
Charge-offs	—	—	—	(9)	—	(9)
Recoveries	35	8	1	27	—	71
Provision	380	7	10	(38)	217	576
Total allowance on originated loans	13,117	1,925	483	123	1,043	16,691
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, July 1, 2022	664	51	48	9	—	772
Charge-offs	(48)	—	—	—	—	(48)
Recoveries	—	—	2	1	—	3
Provision	49	(2)	(21)	(1)	(226)	(201)
Total allowance on other acquired loans	665	49	29	9	(226)	526
Total allowance on acquired loans	665	49	29	9	(226)	526
Ending balance, September 30, 2022	$13,782	$1,974	$512	$132	$817	$17,217

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Nine months ended September 30, 2022
Allowance for Loan Losses:
Beginning balance, January 1, 2022	$12,354	$1,959	$518	$225	$774	$15,830
Charge-offs	(157)	(310)	(35)	(32)	—	(534)
Recoveries	41	27	2	48	—	118
Provision	879	249	(2)	(118)	269	1,277
Total allowance on originated loans	13,117	1,925	483	123	1,043	16,691
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, January 1, 2022	856	69	130	28	—	1,083
Charge-offs	(48)	—	(33)	(2)	—	(83)
Recoveries	—	—	27	1	—	28
Provision	(143)	(20)	(95)	(18)	(226)	(502)
Total allowance on other acquired loans	665	49	29	9	(226)	526
Total allowance on acquired loans	665	49	29	9	(226)	526
Ending balance, September 30, 2022	$13,782	$1,974	$512	$132	$817	$17,217
Allowance for Loan Losses at September 30, 2022:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$699	$—	$—	$—	$—	$699
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$13,083	$1,974	$512	$132	$817	$16,518
Loans Receivable as of September 30, 2022:
Ending balance of originated loans	$982,555	$145,197	$80,664	$18,250	$—	$1,226,666
Ending balance of purchased credit-impaired loans	5,785	578	908	—	—	7,271
Ending balance of other acquired loans	110,577	15,073	20,518	294	—	146,462
Ending balance of loans	$1,098,917	$160,848	$102,090	$18,544	$—	$1,380,399
Ending balance: individually evaluated for impairment	$18,698	$4,829	$6,290	$113	$—	$29,930
Ending balance: collectively evaluated for impairment	$1,080,219	$156,019	$95,800	$18,431	$—	$1,350,469

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended September 30, 2021
Allowance for Loan Losses:
Beginning balance, July 1, 2021	$10,890	$2,182	$771	$362	$855	$15,060
Charge-offs	—	—	—	(12)	—	(12)
Recoveries	4	10	—	5	—	19
Provision	1,004	(218)	(185)	(80)	(83)	438
Total allowance on originated loans	11,898	1,974	586	275	772	15,505
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, July 1, 2021	1,468	81	231	5	—	1,785
Charge-offs	—	—	—	(24)	—	(24)
Recoveries	—	3	1	—	—	4
Provision	(371)	(10)	(106)	49	—	(438)
Total allowance on other acquired loans	1,097	74	126	30	—	1,327
Total allowance on acquired loans	1,097	74	126	30	—	1,327
Ending balance, September 30, 2021	$12,995	$2,048	$712	$305	$772	$16,832

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Nine months ended September 30, 2021
Allowance for Loan Losses:
Beginning balance, January 1, 2021	$10,271	$2,112	$1,041	$489	$906	$14,819
Charge-offs	(51)	—	—	(49)	—	(100)
Recoveries	10	48	9	36	—	103
Provision	1,668	(186)	(464)	(201)	(134)	683
Total allowance on originated loans	$11,898	$1,974	$586	$275	$772	$15,505
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2021	1,684	141	335	64	—	2,224
Charge-offs	(200)	(7)	—	(27)	—	(234)
Recoveries	—	13	3	4	—	20
Provision	(387)	(73)	(212)	(11)	—	(683)
Total allowance on other acquired loans	1,097	74	126	30	—	1,327
Total allowance on acquired loans	1,097	74	126	30	—	1,327
Ending balance, September 30, 2021	$12,995	$2,048	$712	$305	$772	$16,832
Allowance for Loan Losses at September 30, 2021:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$1,033	$271	$59	$—	$—	$1,363
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$11,962	$1,777	$653	$305	$772	$15,469
Loans Receivable as of September 30, 2021
Ending balance of originated loans	$792,115	$147,272	$72,907	$27,103	$—	$1,039,397
Ending balance of purchased credit-impaired loans	9,183	1,219	1,097	—	—	11,499
Ending balance of other acquired loans	155,220	19,876	29,698	516	—	205,310
Ending balance of loans	$956,518	$168,367	$103,702	$27,619	$—	$1,256,206
Ending balance: individually evaluated for impairment	$22,744	$6,451	$7,705	$291	$—	$37,191
Ending balance: collectively evaluated for impairment	$933,774	$161,916	$95,997	$27,328	$—	$1,219,015

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Loan Losses at December 31, 2021:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$797	$99	$113	$—	$—	$1,009
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$12,413	$1,929	$535	$253	$774	$15,904
Loans Receivable as of December 31, 2021:
Ending balance of originated loans	$883,430	$142,894	$67,726	$24,444	$—	$1,118,494
Ending balance of purchased credit-impaired loans	9,060	1,101	1,044	—	—	11,205
Ending balance of other acquired loans	142,339	18,515	26,091	401	—	187,346
Ending balance of loans	$1,034,829	$162,510	$94,861	$24,845	$—	$1,317,045
Ending balance: individually evaluated for impairment	$21,792	$3,337	$7,007	$257	$—	$32,393
Ending balance: collectively evaluated for impairment	$1,013,037	$159,173	$87,854	$24,588	$—	$1,284,652

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Commercial/Agricultural Real Estate Loans		C&I/Agricultural Operating		Residential Mortgage		Consumer Installment		Totals
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Performing loans
Performing TDR loans	$1,363	$4,618	$2,505	$649	$3,014	$2,681	$9	$36	$6,891	$7,984
Performing loans other	1,088,934	1,021,346	157,487	160,570	97,586	90,591	18,481	24,729	1,362,488	1,297,236
Total performing loans	1,090,297	1,025,964	159,992	161,219	100,600	93,272	18,490	24,765	1,369,379	1,305,220

Nonperforming loans (1)
Nonperforming TDR loans	1,932	3,389	169	554	344	593	—	3	2,445	4,539
Nonperforming loans other	6,688	5,476	687	737	1,146	996	54	77	8,575	7,286
Total nonperforming loans	8,620	8,865	856	1,291	1,490	1,589	54	80	11,020	11,825
Total loans	$1,098,917	$1,034,829	$160,848	$162,510	$102,090	$94,861	$18,544	$24,845	$1,380,399	$1,317,045
(1)Nonperforming loans are either 90+ days past due or nonaccrual.
As of September 30, 2022 the Company had $262,022 in unused commitments, compared to $270,985 in unused commitments as of December 31, 2021.

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of September 30, 2022 and December 31, 2021, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
September 30, 2022
Commercial/Agricultural real estate:
Commercial real estate	$—	$—	$—	$—	$5,848	$5,848	$695,840	$701,688
Agricultural real estate	—	70	—	70	2,729	2,799	78,908	81,707
Multi-family real estate	—	—	—	—	—	—	197,672	197,672
Construction and land development	—	—	—	—	43	43	117,807	117,850
C&I/Agricultural operating:
Commercial and industrial	—	—	—	—	188	188	134,627	134,815
Agricultural operating	74	231	—	305	668	973	25,060	26,033
Residential mortgage:
Residential mortgage	1,443	250	244	1,937	1,246	3,183	95,550	98,733
Purchased HELOC loans	117	—	—	117	—	117	3,240	3,357
Consumer installment:
Originated indirect paper	—	—	3	3	30	33	11,201	11,234
Other consumer	20	17	1	38	20	58	7,252	7,310
Total	$1,654	$568	$248	$2,470	$10,772	$13,242	$1,367,157	$1,380,399
December 31, 2021
Commercial/Agricultural real estate:
Commercial real estate	$36	$—	$—	$36	$5,374	$5,410	$693,055	$698,465
Agricultural real estate	498	4	—	502	3,490	3,992	74,503	78,495
Multi-family real estate	—	—	—	—	—	—	178,349	178,349
Construction and land development	—	—	—	—	—	—	79,520	79,520
C&I/Agricultural operating:
Commercial and industrial	—	32	—	32	298	330	121,837	122,167
SBA PPP loans	—	—	—	—	—	—	8,755	8,755
Agricultural operating	1,123	—	—	1,123	993	2,116	29,472	31,588
Residential mortgage:
Residential mortgage	1,471	487	156	2,114	1,268	3,382	87,608	90,990
Purchased HELOC loans	117	—	—	117	165	282	3,589	3,871
Consumer installment:
Originated indirect paper	38	27	—	65	55	120	15,851	15,971
Other consumer	58	10	4	72	22	94	8,780	8,874
Total	$3,341	$560	$160	$4,061	$11,665	$15,726	$1,301,319	$1,317,045

At September 30, 2022, the Company individually evaluated loans for impairment with a recorded investment of $29,714, consisting of (1) $7,271 purchased credit impaired (“PCI”) loans, with a carrying amount of $7,055; (2) $8,526 TDR loans, net of TDR PCI loans; and (3) $14,133 of substandard non-TDR, non-PCI loans. The $29,714 recorded investment of loans individually evaluated for impairment includes $6,891 of performing TDR loans. At December 31, 2021, the Company individually evaluated loans for impairment with a recorded investment of $31,740, consisting of (1) $11,205 PCI loans, with a carrying amount of $10,552; (2) $9,860 TDR loans, net of TDR PCI loans; and (3) $11,328 of substandard non-TDR, non-PCI loans. The $31,740 recorded investment of loans individually evaluated for impairment includes $7,984 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of the Company’s loans individually evaluated for impairment as of September 30, 2022, December 31, 2021 and September 30, 2021 was as follows:

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2022
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$12,002	$12,038	$—	$12,646	$105	$14,636	$410
C&I/Agricultural operating	4,710	4,829	—	4,478	57	4,898	139
Residential mortgage	6,229	6,290	—	5,957	85	6,419	218
Consumer installment	113	113	—	138	1	198	5
Total	$23,054	$23,270	$—	$23,219	$248	$26,151	$772
With An Allowance Recorded:
Commercial/Agricultural real estate	$6,660	$6,660	$699	$6,232	$81	$5,758	$95
C&I/Agricultural operating	—	—	—	—	—	207	10
Residential mortgage	—	—	—	101	—	350	2
Consumer installment	—	—	—	—	—	1	—
Total	$6,660	$6,660	$699	$6,333	$81	$6,316	$107
September 30, 2022 Totals:
Commercial/Agricultural real estate	$18,662	$18,698	$699	$18,878	$186	$20,394	$505
C&I/Agricultural operating	4,710	4,829	—	4,478	57	5,106	149
Residential mortgage	6,229	6,290	—	6,058	85	6,769	220
Consumer installment	113	113	—	138	1	198	5
Total	$29,714	$29,930	$699	$29,552	$329	$32,467	$879

				Twelve Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2021
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$15,521	$15,905	$—	$19,412	$964
C&I/Agricultural operating	3,153	3,337	—	4,622	146
Residential mortgage	6,221	6,306	—	7,316	316
Consumer installment	256	256	—	306	85
Total	$25,151	$25,804	$—	$31,656	$1,511
With An Allowance Recorded:
Commercial/Agricultural real estate	$5,887	$5,887	$797	$4,089	$62
C&I/Agricultural operating	—	—	99	391	84
Residential mortgage	701	701	113	890	17
Consumer installment	1	1	—	2	—
Total	$6,589	$6,589	$1,009	$5,372	$163
December 31, 2021 Totals
Commercial/Agricultural real estate	$21,408	$21,792	$797	$23,501	$1,026
C&I/Agricultural operating	3,153	3,337	99	5,013	230
Residential mortgage	6,922	7,007	113	8,206	333
Consumer installment	257	257	—	308	85
Total	$31,740	$32,393	$1,009	$37,028	$1,674

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2021
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$16,409	$16,820	$—	$19,618	$172	$20,417	$663
C&I/Agricultural operating	3,264	3,451	—	3,484	29	4,893	119
Residential mortgage	7,203	7,291	—	7,498	79	7,917	240
Consumer installment	291	291	—	284	3	324	9
Total	$27,167	$27,853	$—	$30,884	$283	$33,551	$1,031
With An Allowance Recorded:
Commercial/Agricultural real estate	$5,924	$5,924	$1,033	$3,558	$—	$4,107	$62
C&I/Agricultural operating	3,000	3,000	271	3,041	41	1,891	82
Residential mortgage	414	414	59	547	2	747	17
Consumer installment	—	—	—	—	—	1	—
Total	$9,338	$9,338	$1,363	$7,146	$43	$6,746	$161
September 30, 2021
Commercial/Agricultural real estate	$22,333	$22,744	$1,033	$23,176	$172	$24,524	$725
C&I/Agricultural operating	6,264	6,451	271	6,525	70	6,784	201
Residential mortgage	7,617	7,705	59	8,045	81	8,664	257
Consumer installment	291	291	—	284	3	325	9
Total	$36,505	$37,191	$1,363	$38,030	$326	$40,297	$1,192

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty, and the Bank grants a concession to that borrower that the Bank would not otherwise consider, except for the borrower’s financial difficulties. Concessions may include: extension of the loan’s term, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There were three delinquent accruing TDR loans greater than 60 days past due, with a recorded investment of $250 at September 30, 2022, compared to one such loan with a recorded investment of $4 at December 31, 2021.
Following is a summary of TDR loans by accrual status as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Troubled debt restructure loans:
Accrual status	$6,910	$7,984
Non-accrual status	2,426	4,539
Total	$9,336	$12,523
There was one loan commitment for $38 meeting our TDR criteria as of September 30, 2022 and no loan commitments meeting our TDR criteria as of December 31, 2021. There were unused lines of credit totaling $83 and $10 meeting our TDR criteria as of September 30, 2022 and December 31, 2021, respectively.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three and nine months ended September 30, 2022:

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended September 30, 2022
TDRs:
Commercial/Agricultural real estate	2	$—	$—	$1,539	$—	$1,539	$1,539	$—
C&I/Agricultural operating	2	1,424	—	140	—	1,564	1,564	—
Residential mortgage	3	7	147	—	—	154	154	—
Consumer installment	—	—	—	—	—	—	—	—
Totals	7	$1,431	$147	$1,679	$—	$3,257	$3,257	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Nine months ended September 30, 2022
TDRs:
Commercial/Agricultural real estate	7	$1,241	$—	$1,964	$—	$3,205	$3,205	$—
C&I/Agricultural operating	5	1,424	—	736	—	2,160	2,160	—
Residential mortgage	9	70	147	507	—	724	724	—
Consumer installment	—	—	—	—	—	—	—	—
Totals	21	$2,735	$147	$3,207	$—	$6,089	$6,089	$—

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three and nine months ended September 30, 2021:

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended September 30, 2021
TDRs:
Commercial/Agricultural real estate	—	$—	$—	$—	$—	$—	$—	$—
C&I/Agricultural operating	—	—	—	—	—	—	—	—
Residential mortgage	4	186	—	188	—	374	374	—
Consumer installment	—	—	—	—	—	—	—	—
Totals	4	$186	$—	$188	$—	$374	$374	$—

	Number of Contracts	Maturity Extension	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Nine months ended September 30, 2021
TDRs:
Commercial/Agricultural real estate	3	$39	$81	$—	$—	$120	$120	$—
C&I/Agricultural operating	1	—	—	240	—	240	240	—
Residential mortgage	6	252	—	202	—	454	454	—
Consumer installment	2	6	—	18	—	24	24	—
Totals	12	$297	$81	$460	$—	$838	$838	$—
A summary of loans by loan segment modified in a troubled debt restructuring as of September 30, 2022 and September 30, 2021, was as follows:

	September 30, 2022		September 30, 2021
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	14	$3,295	23	$8,048
C&I/Agricultural operating	8	2,674	8	4,285
Residential mortgage	44	3,358	45	3,308
Consumer installment	2	9	7	48
Total troubled debt restructurings	68	$9,336	83	$15,689

There were no loans modified in a TDR during the previous twelve months which subsequently defaulted during the three months ended September 30, 2022 or 2021, respectively. The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the nine months ended September 30, 2022 and September 30, 2021, as well as the recorded investment in these restructured loans as of September 30, 2022 and September 30, 2021:

Nine Months Ended
	September 30, 2022		September 30, 2021
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	—	$—	—	$—
C&I/Agricultural operating	—	—	—	—
Residential mortgage	—	—	1	19
Consumer installment	—	—	—	—
Total troubled debt restructurings	—	$—	1	$19

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	September 30, 2022	December 31, 2021
Accountable for under ASC 310-30 (Purchased Credit Impaired “PCI” loans)
Outstanding balance	$7,271	$11,205
Carrying amount	$7,055	$10,552
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$146,462	$187,346
Carrying amount	$144,602	$184,399
Total acquired loans
Outstanding balance	$153,733	$198,551
Carrying amount	$151,657	$194,951

The table below shows scheduled accretion by year for the accretable difference recognized due to fair value purchase accounting on recent whole bank acquisitions. In addition, the Company has $1,207 of accretable discount from purchased impaired loans with the original non-accretable discount transferred to accretable discount. The scheduled accretion on this balance is estimated to be approximately $100 per year; however, large balance payoffs, as seen in 2022, 2021 and 2020, would accelerate this accretion.

Fiscal years ending December 31,	Purchase Accounting Accretable Discount
2022	$148
2023	279
2024	131
2025	95
Total	$653
2022 is the three month period from October 1, 2022 through December 31, 2022.

The following table provides changes in non-accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	September 30, 2022	December 31, 2021
Balance at beginning of period	$653	$1,087
Additions to non-accretable difference for acquired purchased credit impaired loans	—	—
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(130)	(105)
Transfers from non-accretable difference to accretable discount	(115)	(329)
Non-accretable difference used to reduce loan principal balance	(192)	—
Balance at end of period	$216	$653

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of September 30, 2022 and December 31, 2021 were $531,804 and $556,086, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $6,637 and $2,781 at September 30, 2022 and December 31, 2021, respectively.
Mortgage servicing rights activity for the three and nine month periods ended September 30, 2022 and September 30, 2021 were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended	As of and for the Nine Months Ended	As of and for the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$4,520	$4,964	$4,727	$5,266
Increase in mortgage servicing rights resulting from transfers of financial assets	48	256	275	858
Amortization during the period	(197)	(418)	(631)	(1,322)
Mortgage servicing rights, end of period	4,371	4,802	4,371	4,802
Valuation allowance:
Valuation allowance, beginning of period	—	(1,102)	(566)	(2,014)
Additions	—	—	—	—
Recoveries	—	382	566	1,294
Valuation allowance, end of period	—	(720)	—	(720)
Mortgage servicing rights, net	$4,371	$4,082	$4,371	$4,082
Fair value of mortgage servicing rights; end of period	$5,795	$4,161	$5,795	$4,161
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $346 and $354 for the three months ended September 30, 2022 and September 30, 2021, respectively. Servicing fees totaled $1,049 and $1,058 for the nine months ended September 30, 2022 and September 30, 2021, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at both September 30, 2022 and September 30, 2021, was determined using discount rates ranging from 9% to 12%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for our corporate offices (1), bank branch offices (5), and an ATM location (1). Our leases have remaining lease terms ranging from approximately 1.08 to 5.75 years, some of which include options to extend the leases for up to 5 additional years. As of September 30, 2022, we have no lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Nine Months Ended
	September 30, 2022	September 30, 2021
The components of total lease cost were as follows:
Operating lease cost	$419	$418
Variable lease cost	35	36
Total lease cost	$454	$454

The components of total lease income were as follows:
Operating lease income	$26	$27

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$419	$415
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$215	$2
	September 30, 2022	December 31, 2021
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$2,000	$2,159
Operating lease liabilities	$2,069	$2,228

Weighted average remaining lease term in years; operating leases	5.10	5.55
Weighted average discount rate; operating leases	2.96%	2.73%

Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2022	$138	$9
2023	539	27
2024	467	10
2025	452	—
2026	396	—
Thereafter	542	—
Total	2,534	$46
Less: effects of discounting	(465)
Lease liability recognized	$2,069

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022	December 31, 2021
Non-interest bearing demand deposits	$285,670	$276,631
Interest bearing demand deposits	394,924	396,231
Savings accounts	236,107	222,674
Money market accounts	328,544	288,985
Certificate accounts	189,123	203,014
Total deposits	$1,434,368	$1,387,535

At September 30, 2022, the scheduled maturities of time deposits were as follows for the year ended, except December 31, 2022 which is the three months ended:

December 31, 2022	$23,737
December 31, 2023	97,183
December 31, 2024	56,040
December 31, 2025	10,119
December 31, 2026	1,524
After December 31, 2026	520
Total	$189,123

Time deposits of $250 or more were $24,257 and $22,381 at September 30, 2022 and December 31, 2021, respectively. Brokered deposits were $19,868 at September 30, 2022 and $11 at December 31, 2021, respectively.

NOTE 7 – FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at September 30, 2022 and December 31, 2021 is as follows:

		September 30, 2022			December 31, 2021
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2022	$67,000	3.08%	3.13%	$11,000	2.45%	2.45%
	2023	10,000	1.43%	2.01%	20,000	1.43%	1.44%
	2024	20,530	0.00%	1.45%	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	—	—%	—%	42,500	1.00%	1.13%
	2030	—	—%	—%	12,500	0.52%	0.86%

Subtotal		102,530			111,530
Unamortized discount on acquired notes		—			(3)
Federal Home Loan Bank advances, net		$102,530			$111,527

Senior Notes (5)	2034	$23,250	3.00%	5.50%	$28,856	3.00%	3.50%

Subordinated Notes (6)	2027	$—	—%	—%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	—	—%	—%
		$50,000			$30,000

Unamortized debt issuance costs		(899)			(430)
Total other borrowings		$72,351			$58,426

Totals		$174,881			$169,953
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $960,192 and $861,900 at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $277,959 compared to $204,271 as of December 31, 2021.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $134,530 and $123,530, during the nine months ended September 30, 2022 and the twelve months ended December 31, 2021, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of September 30, 2022 and December 31, 2021 were 3.11% and 2.45%, respectively.
(4)    At September 30, 2022, no FHLB term notes can be called by the FHLB. At December 31, 2021, FHLB term notes totaling $55,000 could be called by the FHLB on a quarterly basis, and if not called, would mature at various dates in 2029 and 2030. These notes were called by the FHLB in 2022.
(5)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022, requiring quarterly interest-only payments through March 2025, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.

(b) A $5,000 line of credit, maturing August 1, 2023, that remains undrawn upon.
(6)    Subordinated notes resulted from the following:
(a) The Company’s private sale in August 2017, which bore a fixed interest rate of 6.75% for five years. In August 2022, they converted to a three-month LIBOR plus 4.90% rate, and the interest rate will reset quarterly thereafter. The note was callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments were due quarterly. The Company sent the required redemption notice to the note holders in June 2022, and this subordinated note was called and repaid in full on August 10, 2022.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $190,400 and $176,150 at September 30, 2022 and December 31, 2021, respectively.
Federal Funds Purchased Lines of Credit
The Bank maintains three unsecured federal funds purchased lines of credit with its banking partners which total $75,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of September 30, 2022 or December 31, 2021.
Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“FRB PPPLF”) Program
The Bank has originated Small Business Administration’s Paycheck Protection Program (“SBA PPP”) loans and has complied with the requirements to pledge these loans to the FRB PPPLF program which provides 100% funding for SBA PPP loans upon request. This FRB PPPLF program expired on July 30, 2021. The Bank had no outstanding loan balances under this facility at December 31, 2021. There were no month-end borrowed amounts outstanding under this agreement during the twelve months ended December 31, 2021, respectively. In July 2021, the Bank pledged these SBA PPP loans to the FHLB.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2022, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2022 and December 31, 2021, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2022
Total capital (to risk weighted assets)	$219,988	14.4%	$122,333	> =	8.0%	$152,916	> =	10.0%
Tier 1 capital (to risk weighted assets)	202,771	13.3%	$91,750	> =	6.0%	122,333	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	202,771	13.3%	$68,812	> =	4.5%	99,396	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	202,771	11.6%	69,913	> =	4.0%	87,391	> =	5.0%
As of December 31, 2021
Total capital (to risk weighted assets)	$187,783	13.4%	$111,694	> =	8.0%	$139,618	> =	10.0%
Tier 1 capital (to risk weighted assets)	170,870	12.2%	83,771	> =	6.0%	111,694	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	170,870	12.2%	62,828	> =	4.5%	90,752	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	170,870	10.0%	68,323	> =	4.0%	85,403	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2022 and December 31, 2021, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of September 30, 2022
Total capital (to risk weighted assets)	$213,594	14.0%	122,333	> =	8.0%
Tier 1 capital (to risk weighted assets)	146,337	9.6%	91,750	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	146,337	9.6%	68,812	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	146,337	8.4%	69,913	> =	4.0%
As of December 31, 2021
Total capital (to risk weighted assets)	$182,242	13.1%	$111,694	> =	8.0%
Tier 1 capital (to risk weighted assets)	135,329	9.7%	83,771	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	135,329	9.7%	62,828	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	135,329	7.9%	68,323	> =	4.0%

NOTE 9 – STOCK-BASED COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of September 30, 2022, 221,030 restricted shares had been granted under this plan. This amount includes 11,834 shares of performance based restricted stock granted in 2019 and issued in January 2022 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2019 and ending December 31, 2021. In addition, it includes 1,119 shares of performance based restricted stock granted in 2020 and 638 shares of performance based restricted stock granted in 2021 issued in August of 2022. Both of these issuances were approved by the Compensation Committee in accordance with plan documents and were to a former employee. As of September 30, 2022, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of September 30, 2022, there are no awarded unvested restricted shares and 63,400 awarded unexercised options remaining from the plan. Restricted shares granted under the 2008 Equity Incentive Plan were awarded at no cost to the employee and vest pro rata over a two to five-year period from the grant date. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $255 and $647 for the three and nine months ended September 30, 2022, compared to $221 and $614 for the three and nine months ended September 30, 2021.

Restricted Common Stock Award

	September 30, 2022		December 31, 2021
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,630	$11.20	57,242	$12.23
Granted	43,465	13.99	64,399	10.78
Vested	(26,157)	11.28	(44,511)	13.26
Forfeited	(2,126)	11.10	(1,500)	10.78
Unvested and outstanding at end of period	90,812	$12.51	75,630	$11.20
The Company accounts for stock option-based employee compensation related to the Company’s 2008 Equity Incentive Plan and 2018 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock option-based employee compensation related to these plans for the three and nine month periods ended September 30, 2022 was $1 and $3, respectively. The compensation cost recognized for stock option-based employee compensation related to these plans for the three and nine month periods ended September 30, 2021 was $2 and $7, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
September 30, 2022
Outstanding at beginning of year	65,900	$11.20
Exercised	(2,500)	8.00
Forfeited or expired	—	—
Outstanding at end of period	63,400	$11.33	4.02	$85
Exercisable at end of period	61,800	$11.27	3.99	$85
December 31, 2021
Outstanding at beginning of year	72,300	$11.05
Exercised	(5,800)	8.99
Forfeited or expired	(600)	13.76
Outstanding at end of year	65,900	$11.20	4.61	$169
Exercisable at end of year	61,700	$11.03	4.54	$169
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Nine months ended September 30, 2022	Twelve months ended December 31, 2021
Intrinsic value of options exercised	$19	$28
Cash received from options exercised	$20	$52
Tax benefit realized from options exercised	$—	$—

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Investment securities:
U.S. government agency obligations	$19,314	$—	$19,314	$—
Mortgage-backed securities	79,927	—	79,927	—
Corporate debt securities	38,110	—	38,110	—
Corporate asset-backed securities	30,413	—	30,413	—
Total investment securities	167,764	—	167,764	—
Equity Investments:
Equity Investments	292	292	—	—
Equity investments measured at NAV(1)	1,169	—	—	—
Total equity investments	1,461	292	—	—
Total	$169,225	$292	$167,764	$—

December 31, 2021
Investment securities:
U.S. government agency obligations	$26,265	$—	$26,265	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	107,167	—	107,167	—
Corporate debt securities	35,588	—	35,588	—
Corporate asset backed securities	33,908	—	33,908	—
Total investment securities	203,068	—	203,068	—
Equity Investments:
Equity Investments	368	368	—	—
Equity investments measured at NAV(1)	960	—	—	—
Total equity investments	1,328	368	—	—
Total	$204,396	$368	$203,068	$—

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Foreclosed and repossessed assets, net	$1,584	$—	$—	$1,584
Impaired loans with allocated allowances	5,961	—	—	5,961
Mortgage servicing rights	4,371	—	—	5,795
Total	$11,916	$—	$—	$13,340
December 31, 2021
Foreclosed and repossessed assets, net	$1,408	$—	$—	$1,408
Impaired loans with allocated allowances	5,580	—	—	5,580
Mortgage servicing rights	4,161	—	—	4,312
Total	$11,149	$—	$—	$11,300

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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
September 30, 2022.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
September 30, 2022
Foreclosed and repossessed assets, net	$1,584	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$5,961	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,795	Discounted cash flows	Discounted rates	9% - 12%
December 31, 2021
Foreclosed and repossessed assets, net	$1,408	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$5,580	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$4,312	Discounted cash flows	Discounted rates	9% - 12%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		September 30, 2022		December 31, 2021
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$29,411	$29,411	$47,691	$47,691
Other interest-bearing deposits	(Level II)	368	371	1,511	1,535
Securities available for sale “AFS”	(Level II)	167,764	167,764	203,068	203,068
Securities held to maturity “HTM”	(Level II)	97,610	77,233	71,141	69,177
Equity investments	(Level I)	292	292	368	368
Equity investments valued at NAV(1)	N/A	1,169	1,169	960	960
Other investments	(Level II)	15,907	15,907	15,305	15,305
Loans receivable, net	(Level III)	1,358,659	1,311,744	1,294,050	1,319,293
Loans held for sale - Residential mortgage	(Level I)	666	674	1,224	1,250
Loans held for sale - SBA	(Level III)	—	—	5,446	5,776
Mortgage servicing rights	(Level III)	4,371	5,795	4,161	4,312
Accrued interest receivable	(Level I)	4,716	4,716	3,916	3,916
Financial liabilities:
Deposits	(Level III)	$1,434,368	$1,433,028	$1,387,535	$1,388,390
FHLB advances	(Level II)	102,530	101,008	111,527	113,285
Other borrowings	(Level I)	72,351	72,351	58,426	58,426
Accrued interest payable	(Level I)	251	251	586	586
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
(Share count in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Basic
Net income attributable to common stockholders	$3,993	$4,997	$13,065	$15,209
Weighted average common shares outstanding	10,510	10,610	10,522	10,788
Basic earnings per share	$0.38	$0.47	$1.24	$1.41
Diluted
Net income attributable to common stockholders	$3,993	$4,997	$13,065	$15,209
Weighted average common shares outstanding	10,510	10,610	10,522	10,788
Add: Dilutive stock options outstanding	9	13	11	10
Average shares and dilutive potential common shares	10,519	10,623	10,533	10,798
Diluted earnings per share	$0.38	$0.47	$1.24	$1.41
Additional common stock option shares that have not been included due to their antidilutive effect	21	—	—	21

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three months ended
	September 30, 2022			September 30, 2021
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized losses on securities:
Net unrealized (losses) gains arising during the period	$(6,868)	$1,888	$(4,980)	$(1,099)	$302	$(797)
Reclassification adjustment for gains included in net income	—	—	—	(42)	11	(31)
Other comprehensive (loss) income	$(6,868)	$1,888	$(4,980)	$(1,141)	$313	$(828)

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized (losses) gains on securities:
Net unrealized (losses) gains arising during the period	$(24,024)	$6,606	$(17,418)	$(278)	$77	$(201)
Reclassification adjustment for gains included in net income	—	—	—	(78)	21	(57)
Other comprehensive (loss) income	$(24,024)	$6,606	$(17,418)	$(356)	$98	$(258)
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2021 and the nine months ended September 30, 2022 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2021	$2,056	$1,490
Current year-to-date other comprehensive loss	(1,834)	(1,329)
Ending balance, December 31, 2021	$222	$161
Current year-to-date other comprehensive loss	(24,024)	(17,418)
Ending balance, September 30, 2022	$(23,802)	$(17,257)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2022 and September 30, 2021 were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended September 30, 2022	Nine months ended September 30, 2022	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$—		Net gains (losses) on investment securities
Tax effect	—	—		Provision for income taxes
Total reclassifications for the period	$—	$—		Net income attributable to common stockholders

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended September 30, 2021	Nine months ended September 30, 2021	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$42	$78		Net gains (losses) on investment securities
Tax effect	(11)	(21)		Provision for income taxes
Total reclassifications for the period	$31	$57		Net income attributable to common stockholders

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 2, 2022 (“2021 10-K”), the matters described in “Risk Factors” in Item 1A for the quarters ended March 31, 2022 and June 30, 2022, and in Item 1A of this Form 10-Q, and the following:

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

Stockholders, potential investors, and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances occurring after the date of this report.

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2022, and our consolidated results of operations for the three and nine months ended September 30, 2022, compared to the same periods in the prior fiscal year for the three and nine months ended September 30, 2021. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2021 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
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
Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount, and timing of future cash flows expected to be received on impaired loans, any of which estimates may be susceptible to significant change. In our opinion, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolio.
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

Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2022, which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2021.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of September 30, 2022, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and nine-month periods ended September 30, 2022, and September 30, 2021, respectively.
Net interest income was $14.5 million for the three months ended September 30, 2022, and $41.9 million for the nine months ended September 30, 2022, compared to $13.7 million for the three months ended September 30, 2021, and $39.3 million for the nine months ended September 30, 2021. Net interest income for the three and nine months ended September 30, 2022, increased from the same period one year ago due to: 1) both organic loan and investment growth from September 30, 2021; 2) the positive impact of nonaccrual loan payoffs and purchased loan credit impairment accretion; 3) increases in loan and investment yields due to both contractual repricing and higher coupons on new loans in excess of portfolio yield; and 4) lower liability costs. This was partially offset by $1.9 million and $4.9 million decreases in the accretion of deferred fees related to SBA Paycheck Protection Program (“SBA PPP”) loans for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods.
The net interest margin for the three-month period ended September 30, 2022, was 3.43%, compared to 3.34% for the three-month period ended September 30, 2021. The net interest margin increase was due to: 1) increases in loan and investment yields due to both contractual repricing and higher coupons on new loans in excess of portfolio yield and 2) lower deposit costs, partially offset by: 1) a 46-basis point decrease in SBA PPP deferred loan fee accretion in loan yields and 2) the impact of additional interest expense on the subordinated debt issued in March of 2022.
The net interest margin for the nine-month period ended September 30, 2022, was 3.38%, compared to 3.29% for the nine-month period ended September 30, 2021. The net interest margin increase was due to: 1) increases in loan and investment yields due to both contractual repricing and higher coupons on new loans in excess of portfolio yield; 2) the positive impact of nonaccrual loan payoffs with purchased loan credit impairment accretion and interest income recognition of 3 basis points; 3) lower deposit costs; and 4) the positive impact of investing lower yield cash into investment securities. This was partially offset by a 39-basis point decrease in SBA PPP deferred loan fee accretion and the impact of additional interest expense due to subordinated debt issued in March 2022.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and nine-month periods ended September 30, 2022, and September 30, 2021. Non-accruing loans have been included in the table as loans carrying a zero yield.
NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended September 30, 2022 compared to the three months ended September 30, 2021:

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$11,043	$60	2.16%	$111,192	$50	0.18%
Loans	1,370,897	15,937	4.61%	1,192,636	14,537	4.84%
Interest-bearing deposits	1,079	7	2.57%	1,512	8	2.10%
Investment securities (1)	274,868	1,768	2.57%	303,325	1,412	1.85%
Other investments	14,910	187	4.98%	14,961	168	4.46%
Total interest earning assets (1)	$1,672,797	$17,959	4.26%	$1,623,626	$16,175	3.95%
Average interest-bearing liabilities:
Savings accounts	$227,985	$204	0.36%	$216,304	$95	0.17%
Demand deposits	413,033	575	0.55%	392,080	280	0.28%
Money market	331,469	519	0.62%	276,582	193	0.28%
CD’s	136,624	335	0.97%	207,494	682	1.30%
IRA’s	34,446	48	0.55%	39,525	104	1.04%
Total deposits	$1,143,557	$1,681	0.58%	$1,131,985	$1,354	0.47%
FHLB Advances and other borrowings	192,338	1,821	3.76%	169,891	1,133	2.65%
Total interest-bearing liabilities	$1,335,895	$3,502	1.04%	$1,301,876	$2,487	0.76%
Net interest income		$14,457			$13,688
Interest rate spread			3.22%			3.19%
Net interest margin (1)			3.43%			3.34%
Average interest earning assets to average interest-bearing liabilities			1.25			1.25
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarters ended September 30, 2022, and September 30, 2021. The FTE adjustment to net interest income included in the rate calculations totaled $0 and $1 thousand for the three months ended September 30, 2022, and September 30, 2021, respectively.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$23,727	$116	0.65%	$118,064	$107	0.12%
Loans	1,334,811	44,598	4.47%	1,197,469	43,014	4.80%
Interest-bearing deposits	1,365	22	2.15%	2,227	37	2.22%
Investment securities (1)	282,771	4,777	3.38%	263,655	3,606	1.83%
Other investments	15,044	525	4.67%	15,006	510	4.54%
Total interest earning assets (1)	$1,657,718	$50,038	4.04%	$1,596,421	$47,274	3.96%
Average interest bearing liabilities:
Savings accounts	$227,787	$424	0.25%	$211,320	$277	0.18%
Demand deposits	411,471	1,045	0.34%	361,248	788	0.29%
Money market	318,246	1,011	0.42%	263,195	577	0.29%
CD’s	143,965	1,079	1%	237,706	2,592	1.46%
IRA’s	35,729	175	0.65%	40,119	355	1.18%
Total deposits	$1,137,198	$3,734	0.44%	$1,113,588	$4,589	0.55%
FHLB Advances and other borrowings	181,598	4,413	3.25%	173,889	3,400	2.61%
Total interest bearing liabilities	$1,318,796	$8,147	0.83%	$1,287,477	$7,989	0.83%
Net interest income		$41,891			$39,285
Interest rate spread			3.21%			3.13%
Net interest margin (1)			3.38%			3.29%
Average interest earning assets to average interest bearing liabilities			1.26			1.24
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the nine months ended September 30, 2022, and September 30, 2021. The FTE adjustment to net interest income included in the rate calculations totaled $1 and $3 thousand for the nine-month periods ended September 30, 2022, and September 30, 2021, respectively.

Rate/Volume Analysis. The following tables present the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: 1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant) and 2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously in the net interest income section above. For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the loan volume increased due to strong organic growth. The decrease in certificate volumes is due to CD shrinkage, with some of this decrease moving to money markets. Investment securities volume decreases for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, are primarily due to: 1) principal repayments and 2) unrealized losses in the available for sale securities portfolio, partially offset by purchases. Investment securities volume increases for the nine months ended September 30, 2022, compared to the same period in the prior year are due to an increase in portfolio balances, largely due to purchases of mortgage-backed securities.

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended September 30, 2022 compared to the three months ended September 30, 2021.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(270)	$280	$10
Loans	2,099	(699)	1,400
Interest-bearing deposits	(3)	2	(1)
Investment securities	(144)	500	356
Other investments	(1)	20	19
Total interest earning assets	1,681	103	1,784
Interest expense:
Savings accounts	5	104	109
Demand deposits	16	279	295
Money market accounts	44	282	326
CD’s	(193)	(154)	(347)
IRA’s	(12)	(44)	(56)
Total deposits	(140)	467	327
FHLB Advances and other borrowings	163	525	688
Total interest bearing liabilities	23	992	1,015
Net interest income	$1,658	$(889)	$769

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(264)	$273	$9
Loans	4,728	(3,144)	1,584
Interest-bearing deposits	(14)	(1)	(15)
Investment securities	278	893	1,171
Other investments	1	14	15
Total interest earning assets	4,729	(1,965)	2,764
Interest expense:
Savings accounts	23	124	147
Demand deposits	117	140	257
Money market accounts	136	298	434
CD’s	(806)	(707)	(1,513)
IRA’s	(35)	(145)	(180)
Total deposits	(565)	(290)	(855)
FHLB Advances and other borrowings	156	857	1,013
Total interest bearing liabilities	(409)	567	158
Net interest income	$5,138	$(2,532)	$2,606
Provision for Loan Losses. We determine our provision for loan losses (“provision”) based on our desire to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio. We continue to monitor adverse general economic conditions that could affect our commercial and agricultural portfolios in the future.
Total provision for loan losses for the three and nine months ended September 30, 2022, was $0.4 million and $0.8 million, respectively, compared to no provision for the three and nine months ended September 30, 2021. Based on loan growth alone, the provision would have been $0.5 million for the third quarter and $0.95 million in the second quarter. However, payments on, and improved collateral position on substandard loans reduced specific reserves, reducing the provision. In addition, approximately $0.3 million of second quarter 2022 charge-offs had been provided for in previous quarters and the related charge-offs reduced second quarter 2022 specific reserves. There were no loan loss provisions for the quarters ended March 31, 2022, September 30, 2021, June 30, 2021, or March 31, 2021. Continued improving economic conditions in our markets, as evidenced by unemployment rates below the national average in our two largest population centers, have resulted in improving overall economic trends for businesses.
Note that in discussing ALL allocations, the entire ALL balance is available for any loan that, in management’s judgment, should be charged off.
Management believes that the provision recorded for the current year three and nine-month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ALL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional provision in the future.

Non-interest Income. The following table reflects the various components of non-interest income for the three and nine- month periods ended September 30, 2022 and 2021, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Non-interest Income:
Service charges on deposit accounts	$535	$463	15.55%	$1,505	$1,256	19.82%
Interchange income	597	600	(0.50)%	1,760	1,776	(0.90)%
Loan servicing income	611	842	(27.43)%	1,912	2,560	(25.31)%
Gain on sale of loans	194	1,014	(80.87)%	1,330	4,131	(67.80)%
Loan fees and service charges	267	118	126.27%	500	547	(8.59)%
Net gains (losses) on investment securities	(55)	73	N/M	(167)	344	N/M
Other	323	338	(4.44)%	717	801	(10.49)%
Total non-interest income	$2,472	$3,448	(28.31)%	$7,557	$11,415	(33.80)%
Service charges on deposit accounts increased to $535 for the three months ended September 30, 2022, from $463 for the prior year quarter. For the nine months ended September 30, 2022, service charges increased to $1,505, compared to $1,256 in the comparable prior year period. The increase for both periods is due to higher customer spending activity.
Loan servicing income decreased with reduced capitalization of mortgage servicing rights due to lower mortgage loan origination volume in both the three and nine-month periods ended September 30, 2022, compared to the same periods in the prior year.
Gain on sale of loans decreased in the current three and nine-month periods ended September 30, 2022, compared to the three and nine months ended September 30, 2021, due to lower mortgage loan origination volumes.
The increase in loan fees and service charges for the three-month period ended September 30, 2022, compared to the three-month period ended September 30, 2021, is largely due to a loan prepayment on an acquired loan. For the nine-month period September 30, 2022, the decrease in loan fees and service charges from the nine-month period ending September 30, 2021, is due to net decreases in commercial loan-related customer activity.
The change in net gains (losses) on investment securities between the three and nine months ended September 30, 2022, and the three and nine months ended September 30, 2021, respectively, is primarily due to: 1) net unrealized losses on equity securities with readily determinable fair value in 2022, compared to net unrealized gains on equity securities with readily determinable fair value in 2021 and 2) modest net realized gains on sale of available for sale securities in the second quarter of 2021 of $36 and third quarter of 2021 of $42 primarily due to sales of trust-preferred securities.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and nine-month periods ended September 30, 2022 and 2021, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Non-interest Expense:
Compensation and related benefits	$5,900	$5,718	3.18%	$16,887	$16,736	0.90%
Occupancy	1,429	1,313	8.83%	4,137	3,943	4.92%
Data processing	1,382	1,582	(12.64)%	4,098	4,374	(6.31)%
Amortization of intangible assets	399	399	—%	1,197	1,197	—%
Mortgage servicing rights expense, net	197	37	432.43%	65	28	132.14%
Advertising, marketing and public relations	300	220	36.36%	762	577	32.06%
FDIC premium assessment	119	148	(19.59)%	352	395	(10.89)%
Professional services	382	328	16.46%	1,152	1,192	(3.36)%
Gains on repossessed assets, net	(8)	(3)	(166.67)%	(17)	(149)	88.59%
New market tax credit depletion	163	—	N/M	488	—	N/M
Other	1,014	578	75.43%	2,286	1,714	33.37%
Total non-interest expense	$11,277	$10,320	9.27%	$31,407	$30,007	4.67%

Non-interest expense (annualized) / Average assets	2.51%	2.34%	7.36%	2.38%	2.34%	1.71%
Compensation expense for the three-month and nine-month periods ended September 30, 2022, were higher than the comparable prior year periods primarily due to merit and benefit increases in late March of 2022, partially offset by lower variable mortgage compensation related to lower mortgage activity.
Net mortgage servicing rights expense increased during the three and nine months ended September 30, 2022, compared to the comparable prior year periods. While amortization expense decreased in the current three month period due to the impact of lower forecasted prepayments, this decrease was more than offset by $382 thousand of impairment reversal in the comparable prior year period. Amortization expense decreased in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, by $691 thousand. This was partially offset by a decrease in MSR impairment reversals for the nine months ended September 30, 2022, of $566 thousand, compared to the comparable prior year period reversal of $1,294 thousand.
The FDIC insurance premium decreased for the three-month and nine-month periods ended September 30, 2022, from the comparable prior year periods due to the favorable impact of increased bank capital ratios, largely due to both a $15 million capital injection following the Company’s subordinated debt issuance in March of 2022 and the impact of growth in the Bank’s retained earnings.
Professional services costs increased during the three months ended September 30, 2022, from the comparable prior year period due to the use of outside professionals who finished projects on behalf of the Company. Despite the increase in the third quarter compared to the prior year third quarter, the current year nine-month period professional fees decreased compared to the same period in 2021. This decrease was largely due to the need for fewer outside professionals and lower fees from our independent registered public accounting firm and other costs to prepare our Form 10-K in the first quarter of 2022 compared to the first quarter of 2021.
Net gains on repossessed assets decreased for the nine month period ended September 30, 2022, compared to the same period in 2021 due to fewer and lower value repossessed property sales resulting in lower corresponding gains on sale.
In the first quarter of 2022, the Bank invested $4.1 million in a New Market Tax Credit. Based on current accounting guidance, the related non-tax-deductible asset depletion will occur over a 5-year period in lockstep with the recognition of the tax credit. The Emerging Issues Task Force of the Financial Accounting Standards Board has issued guidance that, if implemented in its current proposal, would change the depletion expense from equal to the tax credit until the asset is depleted, to being proportional with the new market tax credit recognized, which is seven years.

The increase in other expenses during the three and nine months ended September 30, 2022, from the comparable prior year periods is largely due to branch closure costs.
Income Taxes. Income tax expense was $1.3 and $4.2 million for the three and nine months ended September 30, 2022, respectively, compared to $1.8 and $5.5 million for the three and nine months ended September 30, 2021. The effective tax rate was 24.3% for both the three and nine-month periods ended September 30, 2022, compared to 26.7% and 26.5% for the comparable prior year periods. The lower effective tax rate is due to the impact of the New Market Tax Credit. The lower tax expense is due to both the lower effective tax rate and lower pre-tax income.

BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Our cash balances decreased $18.3 million to $29.4 million in the first three quarters of 2022 as we deployed cash to support loan growth.
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities available for sale, which represent the majority of our investment portfolio, were $167.8 million at September 30, 2022, compared with $203.1 million at December 31, 2021. The decrease in the available for sale portfolio is due to unrealized losses of $24.0 million arising during the period and principal repayments, partially offset by purchases of corporate debt securities and mortgage-backed certificates.
Securities held to maturity increased to $97.6 million at September 30, 2022, compared to $71.1 million at December 31, 2021. This increase was largely due to the purchase of agency mortgage-backed securities, net of repayments. The unrealized loss on the held to maturity portfolio increased by $18.4 million in the first three quarters of 2022, to $20.4 million.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
September 30, 2022
U.S. government agency obligations	$19,357	$19,314
Mortgage-backed securities	99,198	79,927
Corporate debt securities	41,861	38,110
Corporate asset-backed securities	31,149	30,413
Totals	$191,565	$167,764
December 31, 2021
U.S. government agency obligations	$25,826	$26,265
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	107,636	107,167
Corporate debt securities	35,342	35,588
Corporate asset-backed securities	33,902	33,908
Totals	$202,846	$203,068

The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Held to maturity securities	Amortized Cost	Fair Value
September 30, 2022
Obligations of states and political subdivisions	$600	$546
Mortgage-backed securities	97,010	76,687
Totals	$97,610	$77,233
December 31, 2021
Obligations of states and political subdivisions	$4,600	$4,593
Mortgage-backed securities	66,541	64,584
Totals	$71,141	$69,177
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	September 30, 2022		December 31, 2021
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$115,150	$95,941	$131,115	$131,008
AAA	8,717	8,442	9,662	9,710
AA	25,837	25,272	26,727	26,762
A	5,700	5,218	5,700	5,720
BBB	36,161	32,891	29,642	29,868
Non-rated	—	—	—	—
Total available for sale securities	$191,565	$167,764	$202,846	$203,068
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	September 30, 2022		December 31, 2021
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$97,010	$76,687	$66,541	$64,584
AAA	—	—	—	—
AA	—	—	4,000	4,000
A	600	546	600	593
Total	$97,610	$77,233	$71,141	$69,177
At September 30, 2022, the Bank has pledged mortgage-backed securities with a carrying value of $5.5 million as collateral against a borrowing line of credit with the Federal Reserve Bank with no borrowings outstanding on this line of credit. As of September 30, 2022, the Bank has pledged U.S. Government Agency securities with a carrying value of $2.8 million and mortgage-backed securities with a carrying value of $2.3 million as collateral against specific municipal deposits. As of September 30, 2022, the Bank also has mortgage-backed securities with a carrying value of $0.2 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
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

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $64.9 million, to $1.38 billion as of September 30, 2022, from $1.31 billion at December 31, 2021. The originated loan portfolio, before SBA PPP loans, increased $116.9 million in the nine-month period ended September 30, 2022. Total SBA PPP loans decreased $8.8 million, entirely due to debt forgiveness. Acquired loans decreased by $44.8 million. The following table reflects the composition, or mix, of our loan portfolio at September 30, 2022, and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$701,688	51.1%	$698,465	53.3%
Agricultural real estate	81,707	5.9%	78,495	6.0%
Multi-family real estate	197,672	14.4%	178,349	13.6%
Construction and land development	117,850	8.6%	79,520	6.1%
Residential mortgage
Residential mortgage	98,733	7.2%	90,990	6.9%
Purchased HELOC loans	3,357	0.2%	3,871	0.3%
Total real estate loans	1,201,007	87.4%	1,129,690	86.2%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	134,815	9.8%	122,167	9.3%
Agricultural operating	26,033	1.9%	31,588	2.4%
Consumer installment				—%
Originated indirect paper	11,234	0.8%	15,971	1.2%
Other consumer	7,310	0.5%	8,874	0.7%
Total C&I/Agricultural operating and Consumer installment Loans	179,392	13.0%	178,600	13.6%
Gross loans before C&I SBA PPP loans	1,380,399	100.4%	1,308,290	99.8%
SBA PPP loans	—	—%	8,755	0.7%
Gross loans	$1,380,399	100.4%	$1,317,045	100.5%
Unearned net deferred fees and costs and loans in process	(2,447)	(0.2)%	(2,482)	(0.2)%
Unamortized discount on acquired loans	(2,076)	(0.2)%	(3,600)	(0.3)%
Total loans (net of unearned income and deferred expense)	1,375,876	100.0%	1,310,963	100.0%
Allowance for loan losses	(17,442)		(16,913)
Total loans receivable, net	$1,358,434		$1,294,050

The following table summarizes SBA PPP loans by origination year at September 30, 2022:

	2020 Originations		2021 Originations		Total
	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income
SBA PPP loans, January 1, 2021	$123,702	$2,991	$—	$—	$123,702	$2,991
2021 SBA PPP loan originations	—	—	55,854	3,494	55,854	3,494
Less: 2021 SBA PPP loan forgiveness and fee accretion	(121,574)	(2,987)	(49,227)	(3,201)	(170,801)	(6,188)
SBA PPP loans, December 31, 2021	2,128	4	6,627	293	8,755	297
Less: 2022 SBA PPP loan forgiveness and fee accretion	(2,128)	(4)	(6,627)	(293)	(8,755)	(297)
SBA PPP loans, September 30, 2022	$—	$—	$—	$—	$—	$—
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
The specific credit allocation for the ALL is based on a regular analysis of all loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At September 30, 2022, the Company individually evaluated loans for impairment with a recorded investment of $29.7 million, consisting of (1) $7.3 million purchased credit impaired (“PCI”) loans, with a carrying amount of $7.1 million; (2) $8.5 million TDR loans, net of TDR PCI loans; and (3) $14.1 million of substandard non-TDR, non-PCI loans. The $29.7 million total of loans individually evaluated for impairment includes $6.9 million of performing TDR loans. At December 31, 2021, the Company individually evaluated loans for impairment with a recorded investment of $31.7 million, consisting of (1) $11.2 million PCI loans, with a carrying amount of $10.6 million; (2) $9.9 million TDR loans, net of TDR PCI loans; and (3) $11.3 million of substandard non-TDR, non-PCI loans. The $31.7 million total of loans individually evaluated for impairment includes $8.0 million of performing TDR loans. At September 30, 2022, and December 31, 2021, we had $29.7 million and 192 loans individually evaluated for impairment, respectively, all secured by real estate or personal property. Of the originated loans individually evaluated for impairment, there were 5 loans where the estimated fair value was less than their book value (i.e., we deemed impairment to exist) totaling $6.7 million for which $0.7 million in specific ALL was recorded as of September 30, 2022.
The allowance for loan losses modestly increased $0.3 million to $17.2 million at September 30, 2022, representing 1.25% of loans receivable. A portion of the current loan portfolio includes loans purchased through whole bank acquisitions in recent years resulting in purchased credit impairments which are not included in the allowance for loan losses. As the originated portfolio grows and the acquired portfolio shrinks, the percentage of originated loans to total loans grows, as does the overall percentage of the allowance to total loans. The allowance for loan losses was $16.9 million at December 31, 2021, representing 1.30% of loans receivable, less the 100% SBA guaranteed PPP loans. The increase in the allowance at September 30, 2022, was due to a provision of $0.8 million, partially offset by net loan charge-offs. Approximately $0.3 million of the charge-offs in the second quarter had specific reserves previously established, so there was no impact on the provision for loan losses.
Allowance for Loan Losses to Loans, net of SBA PPP Loans
(in thousands, except ratios)

	September 30, 2022	December 31, 2021
Loans, end of period	$1,375,876	$1,310,963
SBA PPP loans, net of deferred fees	—	(8,457)
Loans, net of SBA PPP loans and deferred fees	$1,375,876	$1,302,506
Allowance for loan losses	$17,217	$16,913
ALL to loans net of SBA PPP loans and deferred fees	1.25%	1.30%
ALL to loans, end of period	1.25%	1.29%
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

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	September 30, 2022 and Nine Months Then Ended	December 31, 2021 and Twelve Months Then Ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$5,848	$5,374
Agricultural real estate	2,729	3,490
Construction and land development	43	—
Commercial and industrial	188	298
Agricultural operating	668	993
Residential mortgage	1,246	1,433
Consumer installment	50	77
Total nonaccrual loans	$10,772	$11,665
Accruing loans past due 90 days or more	248	160
Total nonperforming loans (“NPLs”)	11,020	11,825
Other real estate owned	1,584	1,406
Other collateral owned	—	2
Total nonperforming assets (“NPAs”)	$12,604	$13,233
Troubled Debt Restructurings (“TDRs”)	$9,336	$12,523
Accruing TDRs	$6,910	$7,984
Nonaccrual TDRs	$2,426	$4,539
Average outstanding loan balance	$1,334,811	$1,216,244
Loans, end of period	$1,375,876	$1,310,963
Total assets, end of period	$1,780,202	$1,739,628
ALL, at beginning of period	$16,913	$17,043
Loans charged off:
Commercial/Agricultural real estate	(205)	(251)
C&I/Agricultural operating	(310)	(7)
Residential mortgage	(68)	—
Consumer installment	(34)	(81)
Total loans charged off	(617)	(339)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	41	28
C&I/Agricultural operating	27	123
Residential mortgage	29	13
Consumer installment	49	45
Total recoveries of loans previously charged off:	146	209
Net loans charged off (“NCOs”)	(471)	(130)
Additions to ALL via provision for loan losses charged to operations	775	—
ALL, at end of period	$17,217	$16,913
Ratios:
ALL to NCOs (annualized)	2,734.05%	13,010.00%
NCOs (annualized) to average loans	0.05%	0.01%
ALL to total loans	1.25%	1.29%
NPLs to total loans	0.80%	0.90%
NPAs to total assets	0.71%	0.76%

The following table shows the detail of non-performing assets by originated and acquired portfolios:

Nonperforming Originated / Acquired Assets
(in thousands, except ratios)

	September 30, 2022	December 31, 2021
Nonperforming assets:
Originated nonperforming assets:
Nonaccrual loans	$8,294	$6,448
Accruing loans past due 90 days or more	169	63
Total originated nonperforming loans (“NPL”)	8,463	6,511
Other real estate owned (“OREO”)	—	—
Other collateral owned	—	2
Total originated nonperforming assets (“NPAs”)	$8,463	$6,513
Acquired nonperforming assets:
Nonaccrual loans	$2,478	$5,217
Accruing loans past due 90 days or more	79	97
Total acquired nonperforming loans (“NPL”)	2,557	5,314
Other real estate owned (“OREO”)	1,584	1,406
Other collateral owned	—	—
Total acquired nonperforming assets (“NPAs”)	$4,141	$6,720
Total nonperforming assets (“NPAs”)	$12,604	$13,233
Loans, end of period	$1,375,876	$1,310,963
Total assets, end of period	$1,780,202	$1,739,628
Ratios:
Originated NPLs to total loans	0.61%	0.50%
Acquired NPLs to total loans	0.19%	0.41%
Originated NPAs to total assets	0.48%	0.37%
Acquired NPAs to total assets	0.23%	0.39%

Nonaccrual Loans Roll Forward:

	Quarter Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Balance, beginning of period	$10,434	$11,858	$11,665	$11,706	$8,075
Additions	257	1,918	720	428	4,859
Acquired nonaccrual loans	—	—	—	—	—
Charge offs	(4)	(437)	(15)	(1)	(24)
Transfers to OREO	(27)	(65)	—	(19)	—
Return to accrual status	(117)	—	(51)	(30)	—
Repurchases of government guaranteed loans	517	—	—	—	—
Payments received	(288)	(2,830)	(461)	(422)	(1,202)
Other, net	—	(10)	—	3	(2)
Balance, end of period	$10,772	$10,434	$11,858	$11,665	$11,706
Nonperforming loans decreased by $0.8 million to $11.0 million at September 30, 2022, from December 31, 2021. This decrease is largely due to payoffs of acquired nonaccrual loans, partially offset by increases in originated nonaccrual loans, the repurchase of a government guaranteed loan and increases in originated accruing loans past due 90 days or more. Nonperforming assets decreased to $12.6 million or 0.71% of total assets at September 30, 2022, compared to $13.2 million, or 0.76% of total assets at December 31, 2021. Included in nonperforming assets at September 30, 2022, are $4.1 million of nonperforming assets acquired during recent whole-bank acquisitions.
Refer to the “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
Included in the above table are nonaccrual TDR loans. Nonaccrual TDR loans decreased to $2.4 million at September 30, 2022, from $4.5 million at December 31, 2021.

	September 30, 2022		December 31, 2021
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Commercial/Agricultural real estate	10	$1,363	11	$4,618
C&I/Agricultural operating	6	2,505	3	649
Residential mortgage	37	3,033	36	2,681
Consumer installment	2	9	6	36
Total loans	55	$6,910	56	$7,984
Accruing troubled debt restructurings decreased $1.1 million to $6.9 million largely due to the payoff of a $3.3 million loan in the first quarter, partially offset by modest additions.
The table below shows a summary of criticized loans for the past five quarters. In the second quarter of 2022, two loans became categorized as special mention. One is a commercial real estate loan secured by a hotel and has rebounded more slowly from the pandemic due to reliance on seasonal events and company meetings. Performance year to date and current bookings show good progress. The second special mention loan is a $10.4 million fully secured working capital C&I loan. Negotiations are ongoing with the borrower to improve the loan structure and performance of the business. In the third quarter of 2022, this loan increased its outstanding balance by $2.4 million with a draw on a secured line of credit. The loan was categorized as special mention at June 30, 2022 and is projected to decrease to June 2022 levels by mid-first quarter 2023. See Note 3, “Loans, Allowance for Loan Losses and Impaired Loans” for additional information.

	(in thousands)
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Special mention loan balances	$20,178	$17,274	$1,849	$4,536	$2,548
Substandard loan balances	20,227	20,680	24,822	22,817	27,137
Criticized loans, end of period	$40,405	$37,954	$26,671	$27,353	$29,685
Classified assets decreased to $20.2 million at September 30, 2022, from $22.8 million at December 31, 2021, largely due to non-accruing loan payoffs, along with the first quarter payoff of a substandard accruing troubled debt restructuring loan of $3.3 million partially offset by the new classification of $3.8 million of five agricultural relationships in the first quarter.
Special mention loans increased $15.7 million in the first nine months of 2022, primarily due to the addition of two loans in the second quarter of 2022 and a draw on a line of credit on one of the loans in the third quarter. One is a commercial real estate loan for $5.4 million secured by a hotel (50% LTV at origination) and has rebounded more slowly from the pandemic due to reliance on seasonal events and company meetings. Performance year to date and bookings show good progress. The second special mention loan is a $10.4 million C&I fully secured working capital loan. Negotiations are ongoing with the borrower to improve the loan structure and cash flow of the business.
Hotels and restaurants represent our portfolio’s two industry sectors most directly and adversely affected by the recent pandemic and related government actions. These sector loans totaled approximately $93 million and $48 million, respectively, at September 30, 2022. The weighted-average loan-to-value percentage on these hotel industry sector loans was 57%. Approximately $35.6 million of restaurant sector loans are to franchise quick-service restaurants.
As of September 30, 2022, the Bank had $0.2 million of remaining residential mortgage loan modifications, due to pandemic-related borrower requests. As of September 30, 2022, all previously deferred commercial loans have exited deferral status. While the Company has no indication that any of the modified credits are specifically impaired, additional risk and uncertainty inherent in the current pandemic-affected environment have been considered. See “Allowance for Loan Losses” section above for discussion of pandemic-related qualitative factor, and related provision for loan losses.
The table below shows scheduled accretion by year for the accretable difference recognized due to fair value purchase accounting on recent whole bank acquisitions. In addition, the Company has $1.21 million of accretable discount from purchased impaired loans with the original non-accretable discount transferred to accretable discount. The scheduled accretion on this balance is estimated to be approximately $100 thousand per year; however, large balance payoffs, as seen in 2022, 2021 and 2020, would accelerate this accretion.

Fiscal years ending December 31,	Purchase Accounting Accretable Difference
2022	$148
2023	279
2024	131
2025	95
Total	$653
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
The fair market value of the Company’s MSR asset increased from $4.3 million at December 31, 2021, to $5.8 million at September 30, 2022, primarily due to higher future forecasted interest rates and resulting lower forecasted prepayments. As a result, $0.6 million of previously recorded impairment on the MSR asset was reversed during the three-month period ended March 31, 2022. At September 30, 2022, the Company did not have an MSR impairment, or related valuation allowance.
The unpaid balances of one- to four-family residential real estate loans serviced for others as of September 30, 2022, and December 31, 2021, were $531.8 million and $556.1 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at September 30, 2022, and December 31, 2021, was 1.09% and 0.78%, respectively.
Deposits. Deposits increased $46.8 million to $1.43 billion at September 30, 2022, from $1.39 billion at December 31, 2021. Retail certificate of deposit account balances decreased by $33.6 million from December 31, 2021, as the Company chose not to match higher rate local retail certificate competition in the first and second quarters of 2022. Retail certificates have grown approximately $16 million since the low point in late second quarter of 2022. In late third quarter of 2022, the Bank added $19.9 million of brokered CDs. In addition, some of the decrease in retail certificates has moved to money market accounts, which increased almost $40 million from year-end.
The following is a summary of deposits by type at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022	December 31, 2021
Non-interest bearing demand deposits	$285,670	$276,631
Interest bearing demand deposits	394,924	396,231
Savings accounts	236,107	222,674
Money market accounts	328,544	288,985
Certificate accounts	189,123	203,014
Total deposits	$1,434,368	$1,387,535

Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at September 30, 2022 and December 31, 2021 is as follows:

		September 30, 2022			December 31, 2021
	Stated Maturity	Amount	Range of Stated Rates		Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2022	$67,000	3.08%	3.13%	$11,000	2.45%	2.45%
	2023	10,000	1.43%	2.01%	20,000	1.43%	1.44%
	2024	20,530	0.00%	1.45%	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	5,000	1.45%	1.45%
	2029	—	—%	—%	42,500	1.00%	1.13%
	2030	—	—%	—%	12,500	0.52%	0.86%

Subtotal		102,530			111,530
Unamortized discount on acquired notes		—			(3)
Federal Home Loan Bank advances, net		$102,530			$111,527

Senior Notes (5)	2034	$23,250	3.00%	5.50%	$28,856	3.00%	3.50%

Subordinated Notes (6)	2027	$—	—%	—%	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	—	—%	—%
		$50,000			$30,000

Unamortized debt issuance costs		(899)			(430)
Total other borrowings		$72,351			$58,426

Totals		$174,881			$169,953
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $960,192 and $861,900 at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $277,959 compared to $204,271 as of December 31, 2021.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $134,530 and $123,530, during the nine months ended September 30, 2022 and the twelve months ended December 31, 2021, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of September 30, 2022 and December 31, 2021 were 3.11% and 2.45%, respectively.
(4) At September 30, 2022, no FHLB term notes can be called by the FHLB. At December 31, 2021, FHLB term notes totaling $55,000 could be called by the FHLB on a quarterly basis, and if not called, would mature at various dates in 2029 and 2030. These notes were called by the FHLB in 2022.
(5)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022, requiring quarterly interest-only payments through March 2025, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
(b) A $5,000 line of credit, maturing August 1, 2023, that remains undrawn upon.

(6)    Subordinated notes resulted from the following:
(a) The Company’s private sale in August 2017, which bore a fixed interest rate of 6.75% for five years. In August 2022, they converted to a three-month LIBOR plus 4.90% rate, and the interest rate will reset quarterly thereafter. The note was callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments were due quarterly. The Company sent the required redemption notice to the note holders in June 2022, and this subordinated note was called and repaid in full on August 10, 2022.
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
FHLB advances decreased $9.0 million to $102.5 million as of September 30, 2022, compared to $111.5 million as of December 31, 2021. The Bank terminated $15.0 million of advances in the quarter ended March 31, 2022, incurring a $0.002 million prepayment penalty, as we modestly reduced excess liquidity. $27.5 million of FHLB advances were called by the FHLB in each of the quarters ended June 30, 2022, and September 30, 2022. The Bank added a $5 million advance maturing in the second quarter of 2023 and the Bank had $67 million of FHLB advances maturing overnight as of September 30, 2022. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of September 30, 2022, is approximately $278.0 million.
The Bank maintains three unsecured federal funds purchased lines of credit with banking partners which total $75 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily, and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of September 30, 2022, or December 31, 2021.
See Note 7, “Federal Home Loan Bank and Federal Reserve Bank Advances and Other Borrowings” for more information.
At September 30, 2022, the Bank has pledged $960.2 million of loans to secure the current FHLB outstanding advances and letters of credit and to provide the unused borrowing capacity, compared to $861.9 million of loans pledged at December 31, 2021.
Stockholders’ Equity. Total stockholders’ equity was $163.3 million at September 30, 2022, compared to $170.9 million at December 31, 2021. The decrease in stockholder’s equity was attributable to: 1) the $17.4 million decrease in accumulated other comprehensive (loss) income due to an increase in unrealized loss on available for sale securities; 2) the payment of the annual cash dividend paid in February to common stockholders of $0.26 per share or $2.7 million; and 3) the repurchase of approximately 71 thousand shares of the Company’s common stock, which reduced equity by $1.0 million. These reductions to equity were largely offset by net income of $13.1 million, and amortization of restricted stock of $0.6 million.
On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, fifty-three thousand shares were repurchased during the current quarter and approximately seventy-one thousand shares were repurchased during the nine months ended September 30, 2022. The Company is authorized to repurchase an additional 301 thousand shares under this July 2021 share repurchase program.
Liquidity and Asset / Liability Management. Our primary sources of funds are deposits; contractual amortization, prepayments, and maturities of outstanding loans and investment securities; and borrowings. We use our sources of funds primarily to meet ongoing commitments, to pay non-renewing, maturing certificates of deposit and savings withdrawals, and to fund loan commitments. We have enhanced our liquidity monitoring and updated what we consider to be sources of on-balance sheet cash. We consider our interest-bearing cash and unpledged investment securities to be our sources of on-balance sheet liquidity. At September 30, 2022, our on-balance sheet liquidity ratio was 13.6%. While scheduled payments from the amortization of loans and investment securities and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are influenced by factors partially outside of the Bank’s control, including general interest rates, economic conditions, and competition. Although $93.8 million of our $189.1 million (49.6%) September 30, 2022, CD portfolio matures within the next 12 months, we have historically retained a majority of our maturing CDs. Due to strategic pricing decisions regarding rate matching based on currently liquidity levels, our retention rate may decrease in the future, although some deposits may be retained and moved to money market accounts. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. In our present interest rate environment, and based on maturing yields, this is intended to also reduce our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank and correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate loans and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. As of September 30, 2022, we had approximately $278.0 million available under this arrangement, supported by loan collateral, as compared to $204.2 million at December 31, 2021.
We maintain a line of credit with the Federal Reserve Bank which has a $1.0 million capacity, based on our current pledged collateral position. Additionally, we have a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
We have $75 million of federal fund purchase lines of credit from other banks at September 30, 2022. These lines are unsecured and are revocable at the discretion of the lending institution.
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
Off-Balance Sheet Liabilities. Some of our financial instruments have off-balance sheet risk. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2022, the Company had $265.1 million in unused commitments, compared to $271.0 million in unused commitments as of December 31, 2021.

Capital Resources. As of September 30, 2022, and December 31, 2021, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2022 (Unaudited)
Total capital (to risk weighted assets)	$219,988	14.4%	$122,333	> =	8.0%	$152,916	> =	10.0%
Tier 1 capital (to risk weighted assets)	202,771	13.3%	91,750	> =	6.0%	122,333	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	202,771	13.3%	68,812	> =	4.5%	99,396	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	202,771	11.6%	69,913	> =	4.0%	87,391	> =	5.0%
As of December 31, 2021 (Audited)
Total capital (to risk weighted assets)	$187,783	13.4%	$111,694	> =	8.0%	$139,618	> =	10.0%
Tier 1 capital (to risk weighted assets)	170,870	12.2%	83,771	> =	6.0%	111,694	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	170,870	12.2%	62,828	> =	4.5%	90,752	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	170,870	10.0%	68,323	> =	4.0%	85,403	> =	5.0%
At September 30, 2022, and December 31, 2021, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of September 30, 2022 (Unaudited)
Total capital (to risk weighted assets)	$213,594	14.0%	$122,333	> =	8.0%
Tier 1 capital (to risk weighted assets)	146,337	9.6%	91,750	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	146,337	9.6%	68,812	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	146,337	8.4%	69,913	> =	4.0%
As of December 31, 2021 (Audited)
Total capital (to risk weighted assets)	$182,242	13.1%	$111,694	> =	8.0%
Tier 1 capital (to risk weighted assets)	135,329	9.7%	83,771	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	135,329	9.7%	62,828	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	135,329	7.9%	68,323	> =	4.0%

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
How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk through several means including through the use of third-party reporting software. In monitoring interest rate risk, we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.
In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest earning assets and interest-bearing liabilities. These policies are implemented by our Asset and Liability Management Committee (ALCO). The ALCO is comprised of members of the Bank’s senior management and Board of Directors. The ALCO establishes guidelines for and monitors the volume and mix of our assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The Committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk and profitability goals for the Bank. The ALCO meets on a regularly scheduled basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the Committee recommends strategy changes, as appropriate, based on this review. The Committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a regularly scheduled basis.
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

The following table sets forth, at September 30, 2022 and December 31, 2021 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points). As of December 31, 2021, due to the level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points were not meaningful.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2022	At December 31, 2021

+300 bp	0%	(5)%
+200 bp	0%	(3)%
+100 bp	0%	(1)%
-100 bp	0%	(1)%
-200 bp	(4)%	N/M
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2022, and December 31, 2021. As of December 31, 2021, due to the level of interest rates, projected changes in net interest income for rate shock level decreases greater than 100 basis points were not meaningful.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2022	At December 31, 2021

+300 bp	0%	(11)%
+200 bp	0%	(7)%
+100 bp	0%	(4)%
-100 bp	0%	0%
-200 bp	(4)%	N/M
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2022, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, at reaching a level of reasonable assurance.

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
(c)Issuer Purchases of Equity Securities.
On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of July 23, 2021, or 532,962 shares, from time to time. Under this new share repurchase program, 52,961 shares were repurchased during the quarter ended September 30, 2022. As of September 30, 2022, 301,305 shares remain available for repurchase under the current share repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	—	$—	—	354,266
August 1, 2022 - August 31, 2022	32,961	$13.25	32,961	321,305
September 1, 2022 - September 30, 2022	20,000	$12.61	20,000	301,305
Total	52,961	$13.01	52,961
Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Not applicable.

Item 6.EXHIBITS
(a) Exhibits

10.1	Business Note Renewal, Dated August 1, 2022, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (filed herewith).
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: November 7, 2022	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: November 7, 2022	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer