Form 10-K
period 2022-12-31
Citizens Community Bancorp Inc.
filed 2023-03-07
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price as of June 30, 2022, was approximately $123.9 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At March 7, 2023 there were 10,482,821 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-K
December 31, 2022

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
•the impact of inflation on our business and our customers;
•acts of terrorism and political or military actions by the United States or other governments;
•adverse impacts to the Company or Bank arising from the COVID-19 pandemic;
•higher lending risks associated with our commercial and agricultural banking activities;
•interest rate risk;
•lending risk;
•changes in the fair value or ratings downgrades of our securities;
•the possibility of a deterioration in the residential real estate markets;
•the sufficiency of loan allowances;
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
In this Annual Report, the periods presented are the fiscal years ended December 31, 2022 (which we sometimes refer to in this Annual Report as “fiscal 2022”) and December 31, 2021 (which we sometimes refer to in this Annual Report as “fiscal 2021”).

PART 1
ITEM 1. BUSINESS
General
Citizens Community Bancorp, Inc. (the “Company”) is a Maryland corporation organized in 2004. The Company is a bank holding company and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and by the Federal Reserve Bank. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal N.A. (the “Bank”), and providing commercial, agricultural and consumer banking activities through the Bank. At December 31, 2022, we had approximately $1.816 billion in total assets, $1.425 billion in deposits, and $167.1 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share, per share and capital ratio amounts, are stated in thousands.
Citizens Community Federal N.A.
The Bank is a federally chartered National Bank serving customers in Wisconsin and Minnesota through 23 full-service branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one-to-four family residential mortgages.
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
Our total gross outstanding loans, before net deferred loan costs and unamortized discounts on acquired loans, as of December 31, 2022, were $1.416 billion, consisting of $1.125 billion in commercial/agricultural real estate loans, $164.8 million in C&I/agricultural operating loans, $108.7 million in residential mortgage loans and $17.4 million in consumer installment loans. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis” for further analysis of our loan portfolio.
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
Deposits. We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2022, our total deposits were $1.425 billion including interest bearing deposits of $1.140 billion and non-interest bearing deposits of $0.285 billion.
Borrowings. In addition to our primary sources of funds, we maintain access to additional sources of funds through borrowing, including FHLB borrowings, lines of credit with the Federal Reserve Bank, our Revolving Loan and our Federal Funds Purchased Lines of Credit. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis Federal Home Loan Bank (FHLB) advances and other borrowings” for further analysis of our borrowings.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago based on activity and membership requirements. As of December 31, 2022, the Bank had $7.7 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock.
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
At March 7, 2023, we had 210 full-time employees and 236 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.
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
Inflation may have an adverse impact on our business and on our customers. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate in the United States increased during most of 2022, and, as of December 2022, was 6.5% measured by consumer price index. As a result, the Federal Reserve has continued to increase the target federal funds rate, and has indicated its intention to continue to increase interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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
The COVID-19 pandemic may continue to impact economic conditions and affect our financial condition, our results of operations and other aspects of our business. The COVID-19 pandemic caused significant economic dislocation in the United States and internationally, resulting in a slow-down in economic activity, increased unemployment levels, and disruptions in global supply chains and financial markets. The pandemic and related government actions to curb its spread also resulted in closures of many organizations and the institution of social distancing requirements in many states and communities. In response to the pandemic, various state governments and federal agencies required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). Federal banking agencies encouraged financial institutions to prudently work with affected borrowers and legislation provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. The spread of the coronavirus also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.
Given the ongoing dynamic nature of variants of COVID-19, it is difficult to predict the full impact of the COVID-19 pandemic outbreak on our business. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to a number of risks, any of which could have an adverse effect on our business, financial condition, liquidity, results of operations, ability to execute our growth strategy, and ability to pay dividends. These risks include, but are not limited to: changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks as employees work remotely; a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could necessitate a valuation allowance against our current outstanding deferred tax assets; a triggering event leading to impairment testing on our goodwill or core deposit and customer relationships intangibles, which could result in an impairment charge; and increased costs as the Company and our regulators, customers and vendors adapt to evolving pandemic-related conditions.
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
We are subject to lending risk. There are inherent risks associated with our lending activities. These risks include the impact of changes in interest rates and changes in the economic conditions in the markets we serve, as well as those across the United States. Our exposure to lending risk is managed through the use of consistent underwriting standards, and we avoid highly leveraged transactions as well as excessive industry and other concentrations, but there can be no assurance that our risk mitigation measures will be effective in avoiding undue credit risk. An increase in interest rates or weakening economic conditions (such as high levels of unemployment) could further adversely impact the ability of borrowers to repay outstanding loans, or could substantially weaken the value of collateral securing those loans. Downward pressure on real estate values could increase the potential for problem loans and thus have a direct impact on our consolidated results of operations. In addition, we may purchase real estate, or we may foreclose on and take title to real estate. Although we exercise prudent due diligence when making loans, we could be subject to environmental liabilities with respect to these properties. See also “The COVID-19 pandemic may continue to impact economic conditions and affect our financial condition, our results of operations and other aspects of our business.”
Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At December 31, 2022, $166.0 million of our securities, were classified as available for sale (AFS) and $96.4 million were classified as held to maturity (HTM). The estimated fair value of our AFS securities portfolio may increase or decrease depending on market conditions. Our AFS securities portfolio is comprised of fixed-rate, and to a lesser extent, floating rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our AFS securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio due to interest rate changes will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities.
We conduct a periodic review and evaluation of our securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary related to credit losses, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income in the period in which the decline in value occurs. At December 31, 2022, U.S. government issued or U.S. agency issued securities were carried at $192.7 million or 73.4% of the combined AFS and HTM portfolio.
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
The ability of the Bank to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. The Bank may not be able to generate adequate cash flow to pay us dividends in the future. The Company’s ability to pay dividends is also subject to the terms of its Subordinated Note Purchase Agreements dated August 27, 2020 and March 11, 2022 and Business Note Agreement dated June 26, 2019 each of which prohibits the Company from declaring or paying dividends while an event of default has occurred and is continuing under each respective agreement. The Company has pledged 100% of Bank stock as collateral for the loan and credit facilities provided for by the Business Note Agreement. The inability to receive dividends from the Bank could have an adverse effect on our business and financial condition.
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
Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 9,941,590 shares of our common stock held by nonaffiliates as of March 7, 2023. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile, which may make it difficult for investors to resell shares at the volume, prices and times desired. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases its main administrative offices located at 2174 EastRidge Center, Eau Claire, WI 54701. At December 31, 2022, the Bank had a total of 23 full-service branch offices located in the Wisconsin cities of Altoona, Barron, Eau Claire, Ellsworth, Ettrick, La Crosse, Ladysmith, Lake Hallie, Mondovi, Osseo, Rice Lake, Spooner, Strum and
Tomah (2); and the Minnesota cities of Albert Lea, Blue Earth, Fairmont, Faribault, Mankato, Oakdale, St. Peter and Wells. Of these, the Bank owns 19 and leases the remaining 4 branch offices. Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs. For more information on our properties and equipment, see Note 5, Office Properties and Equipment of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information on our leases, see Note 7, Leases of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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
We had approximately 584 stockholders of record at March 7, 2023. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
Dividends
The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. During the continuance of an event of default under its Subordinated Note Purchase Agreements entered into with certain accredited purchasers in August 2020 and March 2022, the Company would be restricted from declaring or paying any dividends on its capital stock. In determining the payment of cash dividends, our Board of Directors considers our earnings, capital and debt servicing requirements, the financial ratio guidelines of our regulators, our financial condition and other relevant factors.
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

Purchases of Equity Securities by the Issuer
On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of July 23, 2021, or 532,962 shares, from time to time. During the quarter ended December 31, 2022, approximately 58 thousand shares were repurchased under this authorization. The table below shows information about our repurchases of our common stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	—	$—	—	301,305
November 1, 2022 - November 30, 2022	57,500	$13.59	57,500	243,805
December 1, 2022 - December 31, 2022	—	$—	—	243,805
Total	57,500	$13.59	57,500

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our results of operations for the year ended December 31, 2022 and December 31, 2021, and our financial position as of December 31, 2022 and December 31, 2021, respectively. The MD&A should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this Annual Report on Form 10-K for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended December 31, 2022 and December 31, 2021.
PERFORMANCE SUMMARY
The following is a brief summary of some of the significant factors that affected our operating results for the twelve months ended December 31, 2022 and 2021. In 2022, net interest income was favorably impacted by the following: (1)growth in the loan portfolio and related growth in loan interest income; (2) the positive impact of higher interest rates on loan yields on new, renewing and repricing loans, which was more than offset by a reduction in the accretion of the Small Business Administration Paycheck Protection Program (“SBA PPP”) loan fees of $5.9 million; and (3) growth in the investment securities portfolio. These positive additions were offset by higher interest expense on subordinated debt due to (a) the issuance of $35 million with a coupon of 4.75%, partially offset by the call and redemption of $15 million of 6.75% subordinated debt issued in 2017 and (b) the impact of higher interest rates on FHLB advances and deposits. The Company recorded $1.5 million of provision for loan losses in 2022, largely due to loan growth and net charge-offs, partially offset by a reduction in specific reserves. No provision for loan losses was recorded in 2021 largely due to qualitative factor decreases to reflect greater certainty and improvement in current general economic conditions, offsetting the impact of organic loan growth. In 2022’s higher interest rate and tight housing supply environment, the Company experienced fewer mortgage loans originated for sale, which decreased gain on sale and income recorded in loan servicing income from the capitalization of mortgage servicing rights. Non-interest expense increased modestly in 2022, largely due to the cost of closing branches.
When comparing year-over-year results, changes in net interest income, provision for loan losses, non-interest income and non-interest expense are primarily due to the items discussed above. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
We reported net income of $17.76 million for the twelve months ended December 31, 2022, compared to net income of $21.27 million for the twelve months ended December 31, 2021. Diluted earnings per share were $1.69 for the twelve months ended December 31, 2022, compared to $1.98 for the twelve months ended December 31, 2021. Return on average assets for the twelve months ended December 31, 2022, was 1.00%, compared to 1.23% for the twelve months ended December 31, 2021. The return on average equity was 10.70% for the twelve months ended December 31, 2022, and 12.97% for the comparable period in 2021.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. Below is a discussion of our critical accounting estimates.
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
Our determination of the allowance for loan losses is based on (1) specific allowances for specifically identified and evaluated impaired loans and their corresponding estimated loss based on likelihood of default, payment history and net realizable value of underlying collateral. Specific allocations for collateral dependent loans are based on the fair value of the underlying collateral relative to the unpaid principal balance of individually impaired loans. For loans that are not collateral dependent, the specific allocation is based on the present value of expected future cash flows discounted at the loan’s original effective interest rate through the repayment period; and (2) a general allowance on loans not specifically identified in (1) above, based on historical loss ratios, which are adjusted for qualitative and general economic factors. We continue to refine our allowance for loan losses methodology, with an increased emphasis on historical performance adjusted for applicable economic and qualitative factors.
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
Goodwill and Other Intangible Assets.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of December 31, 2022, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired, and “step two” is not considered necessary. If the carrying value of the company’s reporting unit exceeds its calculated fair value, the impairment test continues

(“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill.
In 2022, the Company performed quarterly reviews to determine if a triggering event had occurred that would require impairment testing. These quarterly reviews determined that no triggering event occurred during 2022. The Company performed its required annual goodwill impairment test as of December 31, 2022, and determined that goodwill was not impaired.
Fair Value Measurements and Valuation Methodologies.
We apply various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as most investment securities. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit intangible assets, other assets and liabilities obtained or assumed in business combinations, and certain other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations, financial condition, or disclosures of fair value information.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of Federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of Federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of December 31, 2022, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

STATEMENT OF OPERATIONS ANALYSIS
Twelve months ended December 31, 2022 vs. Twelve months ended December 31, 2021
Net Interest Income. Net interest income represents the difference between the dollar amount of interest earned on interest bearing assets and the dollar amount of interest paid on interest bearing liabilities. The interest income and expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.
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
Net interest income was $56.4 million for 2022 compared to $53.7 million for 2021. The increase is largely due to the positive loan volume variance due to growth in loans outstanding. Negative loan rate variances are due to a decrease in SBA PPP accretion of $5.9 million, which was partially offset by the impact of higher interest rates on newly originated, renewed and repricing loans. The positive rate variance on investment securities was largely due to the repricing of variable rate securities and the impact of new purchases above the portfolio rate. This positive rate variance was partially offset by higher interest expense on subordinated debt of $35 million issued in March 2022, with a coupon rate of 4.75%. In August 2022, interest expense was partially reduced by the call and redemption of $15 million of 6.75% subordinated debt issued in 2017. In addition, the impact of higher interest rates on liability costs reduced net interest income.
The net interest margin for 2022 was 3.39% compared to 3.34% for 2021. The increase in the net interest margin was due to the following factors: (1) the impact of higher interest rates on new, maturing, and repricing loans; (2) the impact of higher interest rates on the variable rate investment portfolio; and (3) a reduction in the balance of low yielding cash as a percentage of total assets. These positive impacts were partially offset by: (1) a decrease in SBA PPP loan accretion income of $5.9 million; (2) higher interest expense on subordinated debt, due to the issuance of $35 million with a coupon rate of 4.75%, partially offset by the call and redemption of $15 million of 6.75% subordinated debt issued in 2017; and (3) the impact of higher interest rates on liability costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest earning assets on a tax-equivalent basis, rates paid on interest bearing liabilities and the resultant spread at December 31, 2022 and December 31, 2021. Non-accruing loans average balances are included in the table with the loans carrying a zero yield.

	Twelve months ended December 31, 2022			Twelve months ended December 31, 2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$19,796	$203	1.03%	$99,839	$122	0.12%
Loans	1,351,052	61,639	4.56%	1,216,244	58,172	4.78%
Interest-bearing deposits	1,106	24	2.17%	2,047	45	2.20%
Investment securities (1)	278,056	6,767	2.43%	271,715	5,009	1.84%
Other investments	15,230	764	5.02%	15,025	687	4.57%
Total interest earning assets (1)	$1,665,240	$69,397	4.17%	$1,604,870	$64,035	3.99%
Average interest bearing liabilities:
Savings accounts	$225,204	$730	0.32%	$212,867	$369	0.17%
Demand deposits	403,289	1,881	0.47%	367,103	1,047	0.29%
Money market	317,879	1,721	0.54%	269,620	783	0.29%
CD’s	153,085	1,853	1.21%	224,708	3,200	1.42%
IRA’s	35,192	244	0.69%	39,699	451	1.14%
Total deposits	$1,134,649	$6,429	0.57%	$1,113,997	$5,850	0.53%
FHLB Advances and other borrowings	189,274	6,599	3.49%	173,029	4,518	2.61%
Total interest bearing liabilities	$1,323,923	$13,028	0.98%	$1,287,026	$10,368	0.81%
Net interest income		$56,369			$53,667
Interest rate spread			3.19%			3.18%
Net interest margin (1)			3.39%			3.34%
Average interest earning assets to average interest bearing liabilities			1.26%			1.25%

(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21% for the twelve months ended December 31, 2022 and 2021. The FTE adjustment to net interest income included in the rate calculations totaled $1 thousand and $3 thousand for the twelve month periods ended December 31, 2022 and 2021, respectively.

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

	Twelve months ended December 31, 2022 v. 2021 increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$(353)	$434	$81
Loans	6,244	(2,777)	3,467
Interest-bearing deposits	(20)	(1)	(21)
Investment securities	119	1,639	1,758
Other investments	9	68	77
Total interest earning assets	$5,999	$(637)	$5,362
Interest expense:
Savings accounts	$22	$339	$361
Demand deposits	111	723	834
Money market accounts	158	780	938
CD’s	(904)	(443)	(1,347)
IRA’s	(46)	(161)	(207)
Total deposits	(659)	1,238	579
FHLB Advances and other borrowings	453	1,628	2,081
Total interest bearing liabilities	(206)	2,866	2,660
Net interest income	$6,205	$(3,503)	$2,702

(1)the change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
Provision for Loan Losses. We determine our provision for loan losses (“provision,” or “PLL”) to provide an adequate allowance for loan losses (“ALL”) to reflect probable and inherent credit losses in our loan portfolio.
The provision for loan losses recorded in 2022 was $1.5 million compared to no provision for 2021. In 2022, the provision allocated for originated loan growth was approximately $1.3 million for 2022 and the provision related to charge-offs, reduced by decreases in changes in specific reserves, was approximately $0.2 million. The remaining provision in 2022 was related to qualitative factor increases to reflect uncertainty in current general economic conditions and a modest increase in unallocated ALL. In 2021, the impact of growth in the originated loan portfolio and modest charge-offs were offset by a reduction in Q-Factors related to economic qualitative factor decreases to reflect reduced uncertainty in current general economic conditions and a modest reduction in the unallocated reserve.
Management believes that the provisions for the years ended December 31, 2022, and 2021, are both adequate in view of the condition of the Bank’s loan portfolio and the sufficiency of collateral supporting non-performing loans as of the respective year-end dates. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or other factors could all affect the adequacy of our ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to record an additional PLL in the future. See Note 1, “Nature of Business and Summary of Significant Accounting Policies - Allowance for Loan Losses” of “Notes to Consolidated Financial Statements and Supplementary Data” to this Form 10-K, for further analysis of the provision for loan losses.

Non-Interest Income. The following table reflects the various components of non-interest income for 2022 and 2021, respectively.

	Twelve months ended December 31,		Change from prior year
	2022	2021	2022 over 2021
Non-interest Income:
Service charges on deposit accounts	$2,018	$1,726	16.92%
Interchange income	2,343	2,354	(0.47)%
Loan servicing income	2,439	3,322	(26.58)%
Gain on sale of loans	1,474	5,399	(72.70)%
Loan fees and service charges	679	705	(3.69)%
Net gains on investment securities	541	1,224	(55.80)%
Other	936	1,094	(14.44)%
Total non-interest income	$10,430	$15,824	(34.09)%
    N/M means not meaningful
Service charges on deposit accounts increased $292 thousand due to an increase in customer spending activity.
Loan servicing income decreased largely due to decreased capitalized mortgage servicing rights as a result of lower mortgage loan origination sold volumes.
The decrease in gain on sale of loans in 2022 is due to fewer mortgage loan originations and lower related sale volumes and a decrease in SBA loans sold.
Net gains on investment securities decreased in 2022 due to no realized gains on sale of AFS securities in 2022, compared to a $573 thousand net gain on sale in 2021. The sales in 2021 consisted of senior debt of large bank holding companies and lower yielding trust preferred securities. Both helped fund loan growth and decrease 100% risk weighted AFS securities. The net gains on investment securities were also impacted by smaller increases in the market value of our investment in Farmer Mac and Bankers’ Bank stock and the recognition of $367 thousand of net unrealized gain on investments recorded at Net Asset Value (“NAV”).
Other income decreased largely due to the cash receipt of $131 thousand in 2021 related to a private mortgage-backed security claim. This cash receipt represents a supplement to the proceeds received in fiscal 2015 from the private mortgage-backed security previously owned by the Bank and sold in 2011.

Non-Interest Expense. The following table reflects the various components of non-interest expense for 2022 and 2021.

	Twelve months ended December 31,		% Change From prior year
	2022	2021	2022 over 2021
Non-interest Expense:
Compensation and related benefits	$22,128	$22,723	(2.62)%
Occupancy	5,490	5,327	3.06%
Data processing	5,453	5,560	(1.92)%
Amortization of intangible assets	1,449	1,596	(9.21)%
Mortgage servicing rights expense, net	222	191	16.23%
Advertising, marketing and public relations	1,017	986	3.14%
FDIC premium assessment	470	551	(14.70)%
Professional services	1,707	1,542	10.70%
Gains on repossessed assets, net	(395)	(199)	98.49%
New market tax credit depletion	650	—	N/M
Other	3,552	2,255	57.52%
Total non-interest expense	$41,743	$40,532	2.99%
Non-interest expense (annualized) / Average assets	2.32%	2.35%

Compensation expense decreased in 2022 primarily due to lower salaries due to lower headcount and a decrease in incentives based on performance.
Professional fees increased slightly in 2022 largely due to a modest increase in utilization of third parties in completing one-time and ongoing projects.
Gains on repossessed assets increased largely due to the sale of a former branch sold in 2022, partially offset by limited gains on sales of repossessed assets due to foreclosure compared to 2021.
In the first quarter of 2022, the Bank invested $4.1 million in a New Markets Tax Credit (“NMTC”). Based on current accounting guidance, the related non-tax-deductible asset depletion will occur over a 5-year period in lockstep with the recognition of the tax credit. The Emerging Issues Task Force of the Financial Accounting Standards Board has issued guidance that, if implemented in its current proposal, would change the depletion expense from equal to the tax credit until the asset is depleted, to being proportional with the NMTC recognized, which is seven years.
Other non-interest expense increased in 2022 primarily due to branch closure costs in 2022 of $1.0 million and $0.3 million of increased origination costs and deposit product costs.
Income Taxes. Income tax provision was $5.8 million in 2022 compared to $7.7 million for 2021 primarily due to the impact of lower pre-tax income and the impact of the new market tax credit purchased in 2022 discussed above. The 2022 effective tax rate was 24.7% compared to 26.6% in 2021. This difference is primarily due to the impact of the NMTC.
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

BALANCE SHEET ANALYSIS
Total assets increased $76.8 million to $1.82 billion at December 31, 2022, from $1.74 billion at December 31, 2021. Strong originated loan growth was funded by the utilization of excess asset liquidity, resulting in a decrease in cash and cash equivalents, net deposit growth, and the utilization of FHLB advances.
Cash and Cash Equivalents. Cash and cash equivalents decreased from $47.7 million at December 31, 2021, to $35.4 million at December 31, 2022. As noted above, this decrease, along with deposit growth and FHLB advances, funded loan portfolio growth.
Investment Securities. We manage our securities portfolio to provide liquidity, in an effort to improve interest rate risk, and enhance income. Our investment portfolio is comprised of securities available for sale (“AFS”) and securities held to maturity (“HTM”).
Securities AFS (recorded at fair value), which represent the majority of our investment portfolio, decreased to $166.0 million at December 31, 2022, compared with $203.1 million at December 31, 2021. This decrease is due to the change in unrealized losses of $24.6 million in 2022, along with principal repayments and maturities. These reductions were partially offset primarily by purchases of bank holding company issued capital instruments, which are classified as corporate debt securities.
In 2021, the sale of trust preferred securities issued by bank holding companies with an amortized cost of $17.4 million and $10.6 million of non-CDFI bank holding company senior debt, reduced the portfolio of these securities to zero. The weighted average coupon of these sales was 2.2%. The sale of these 100% risk-weighted assets partially offset the impact of loan growth on risk-weighted assets and increased the overall yield of interest-earning assets. In addition, the bank sold $9.7 million of other AFS securities, largely U.S. agency mortgage-backed securities. These 2021 sales resulted in net realized gains of $573 thousand, which is included in net gains on investment securities in the Consolidated Statements of Operations
Securities held to maturity increased to $96.4 million at December 31, 2022, compared to $71.1 million at December 31, 2021. The increase was largely due to the purchase of agency mortgage-backed securities, net of principal repayments. The unrealized loss on the held to maturity portfolio increased by $17.6 million during the year to $19.6 million at December 31, 2022.
The amortized cost and market values of our investment securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
December 31, 2022
U.S. government agency obligations	$18,373	$18,313
Obligations of states and political subdivisions	—	—
Mortgage-backed securities	97,458	78,610
Corporate debt securities	44,636	40,251
Corporate asset-backed securities	29,877	28,817
Total available for sale securities	$190,344	$165,991

December 31, 2021
U.S. government agency obligations	$25,826	$26,265
Obligations of states and political subdivisions	140	140
Mortgage-backed securities	107,636	107,167
Corporate debt securities	35,342	35,588
Corporate asset-backed securities	33,902	33,908
Total available for sale securities	$202,846	$203,068

Held to maturity securities	Amortized Cost	Fair Value
December 31, 2022
Obligations of states and political subdivisions	$600	$546
Mortgage-backed securities	95,779	76,233
Total held to maturity securities	$96,379	$76,779

December 31, 2021
Obligations of states and political subdivisions	$4,600	$4,593
Mortgage-backed securities	66,541	64,584
Total held to maturity securities	$71,141	$69,177
The amortized cost and fair values of our investment securities by maturity, as of December 31, 2022 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	8,525	8,184
Due after five years through ten years	45,622	41,427
Due after ten years	38,739	37,770
Total securities with contractual maturities	92,886	87,381
Mortgage-backed securities	97,458	78,610
Total available for sale securities	$190,344	$165,991

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$450	$415
Due after five years through ten years	150	131
Total securities with contractual maturities	600	546
Mortgage-backed securities	95,779	76,233
Total held to maturity securities	$96,379	$76,779
The amortized cost and fair values of our investment securities by maturity, as of December 31, 2021 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$140	$140
Due after one year through five years	4,903	4,971
Due after five years through ten years	40,410	40,818
Due after ten years	49,757	49,972
Total securities with contractual maturities	95,210	95,901
Mortgage-backed securities	107,636	107,167
Total available for sale securities	$202,846	$203,068

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$4,300	$4,298
Due after five years through ten years	300	295
Total securities with contractual maturities	4,600	4,593
Mortgage-backed securities	66,541	64,584
Total held to maturity securities	$71,141	$69,177

The following tables show the fair value and gross unrealized losses of securities with unrealized losses, as of the dates indicated below, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. government agency obligations	$3,169	$138	$1,138	$95	$4,307	$233
Mortgage-backed securities	9,654	896	68,907	17,952	78,561	18,848
Corporate debt securities	21,547	1,688	18,704	2,697	40,251	4,385
Corporate asset-backed securities	7,955	221	20,862	839	28,817	1,060
Total available for sale securities	$42,325	$2,943	$109,611	$21,583	$151,936	$24,526

December 31, 2021
U.S. government agency obligations	$1,169	$1	$—	$—	$1,169	$1
Mortgage-backed securities	89,010	878	—	—	89,010	878
Corporate debt securities	17,240	142	735	15	17,975	157
Corporate asset-backed securities	19,296	127	—	—	19,296	127
Total available for sale securities	$126,715	$1,148	$735	$15	$127,450	$1,163

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Obligations of states and political subdivisions	$—	$—	$546	$54	$546	$54
Mortgage-backed securities	16,627	2,416	59,367	17,137	75,994	19,553
Total held to maturity securities	$16,627	$2,416	$59,913	$17,191	$76,540	$19,607

December 31, 2021
Obligations of states and political subdivisions	$593	$7	$—	$—	$593	$7
Mortgage-backed securities	46,969	1,346	14,716	715	61,685	2,061
Total held to maturity securities	$47,562	$1,353	$14,716	$715	$62,278	$2,068
Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

The composition of our investment securities portfolio by credit rating as of the periods indicated below was as follows:

	December 31,		December 31,
	2022		2021
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$112,477	$93,669	$131,115	$131,008
AAA	8,640	8,334	9,662	9,710
AA	24,591	23,737	26,727	26,762
A	5,700	5,133	5,700	5,720
BBB	38,936	35,118	29,642	29,868
Below investment grade	—	—	—	—
Non-rated	—	—	—	—
Total available for sale securities	$190,344	$165,991	$202,846	$203,068

	December 31,		December 31,
	2022		2021
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$95,779	$76,233	$66,541	$64,584
AAA	—	—	—	—
AA	—	—	4,000	4,000
A	600	546	600	593
BBB	—	—	—	—
Below investment grade	—	—	—	—
Non-rated	—	—	—	—
Total	$96,379	$76,779	$71,141	$69,177
At December 31, 2022, the Bank pledged certain of its mortgage-backed securities with a carrying value of $5.4 million as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2022, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2022, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $2.6 million and mortgage-backed securities with a carrying value of $2.2 million as collateral against specific municipal deposits. As of December 31, 2022, the Bank also has mortgage-backed securities with a carrying value of $0.1 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
Loans. Total loans outstanding, net of deferred loan fees and costs, increased to $1.41 billion at December 31, 2022, from $1.31 billion at December 31, 2021.
Gross loan growth consisted largely of $27.5 million in commercial real estate loans, $30.6 million of multi-family real estate loans, $23.0 of construction and land development loans, and $13.8 million of commercial and industrial loan growth. In addition, the growth in residential mortgage and agricultural real estate portfolios of $23.8 million exceeded the reduction in the remaining loan portfolios of $19.6 million. Included in the shrink numbers above is 100% of the of SBA PPP loans of $8.8 million at December 31, 2021.

The following table reflects the composition, or mix, of our loan portfolio at December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial/Agricultural real estate:
Commercial real estate	$725,971	51.5%	$698,465	53.3%
Agricultural real estate	87,908	6.2%	78,495	6.0%
Multi-family real estate	208,908	14.8%	178,349	13.6%
Construction and land development	102,492	7.3%	79,520	6.1%
Residential mortgage:
Residential mortgage	105,389	7.5%	90,990	6.9%
Purchased HELOC loans	3,262	0.2%	3,871	0.3%
Total real estate loans	1,233,930	87.5%	1,129,690	86.2%
C&I/Agricultural operating and Consumer installment loans:
C&I/Agricultural operating:
Commercial and industrial ("C&I)	136,013	9.6%	122,167	9.3%
Agricultural operating	28,806	2.0%	31,588	2.4%
Consumer installment:
Originated indirect paper	10,236	0.7%	15,971	1.2%
Other consumer	7,150	0.5%	8,874	0.7%
Total C&I/Agricultural operating and Consumer installment loans	182,205	12.8%	178,600	13.6%
Gross loans before SBA PPP loans	1,416,135	100.3%	1,308,290	99.8%
SBA PPP Loans	—	—%	8,755	0.7%
Gross loans	1,416,135	100.3%	1,317,045	100.5%
Unearned net deferred fees and costs and loans in process	(2,585)	(0.2)%	(2,482)	(0.2)%
Unamortized discount on acquired loans	(1,766)	(0.1)%	(3,600)	(0.3)%
Total loans (net of unearned income and deferred expense)	1,411,784	100.0%	1,310,963	100.0%
Allowance for Loan losses	(17,939)		(16,913)
Total loans receivable, net	$1,393,845		$1,294,050

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. As illustrated above, at December 31, 2022, the largest loan concentration we identified was commercial real estate loans which comprised 52% of our total loan portfolio. Approximately 88% of our total gross loans are secured by real estate.

The following table sets forth, as of December 31, 2022 and December 31, 2021 respectively the fixed and adjustable-rate loans in our loan portfolio:

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate loans:
Commercial/Agricultural real estate	$433,988	30.8%	$412,797	31.5%
Residential mortgage	51,558	3.6%	61,964	4.7%
Total fixed rate real estate loans	485,546	34.4%	474,761	36.2%
Non-real estate loans:
C&I/Agricultural Operating	128,068	9.0%	117,770	9.0%
Consumer installment	17,369	1.2%	24,828	1.9%
Total fixed rate non-real estate loans	145,437	10.2%	142,598	10.9%
Total fixed rate loans	630,983	44.6%	617,359	47.1%
Adjustable-rate loans:
Real estate loans:
Commercial/Agricultural real estate	691,290	49.0%	622,032	47.5%
Residential mortgage	57,094	4.1%	32,897	2.5%
Total adjustable-rate real estate loans	748,384	53.1%	654,929	50.0%
Non-real estate loans:
C&I/Agricultural operating	36,752	2.6%	44,740	3.4%
Consumer installment	16	—%	17	—%
Total adjustable-rate non-real estate loans	36,768	2.6%	44,757	3.4%
Total adjustable-rate loans	785,152	55.7%	699,686	53.4%
Gross loans	1,416,135		1,317,045
Unearned net deferred fees and costs and loans in process	(2,585)	(0.2)%	(2,482)	(0.2)%
Unamortized discount on acquired loans	(1,766)	(0.1)%	(3,600)	(0.3)%
Total loans (net of unearned income)	1,411,784	100.0%	1,310,963	100.0%
Allowance for loan losses	(17,939)		(16,913)
Total loans receivable, net	$1,393,845		$1,294,050

Loan amounts, their contractual maturities and weighted average interest rates at December 31, 2022 are shown below.

	Real estate				Non-real estate
	Commercial/Agricultural real estate		Residential mortgage		C&I/Agricultural operating		Consumer installment		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less (1)	$80,481	5.93%	$2,199	5.10%	$56,915	7.91%	$760	7.41%	$140,355	6.73%
Due after one year through five years	281,561	4.28%	6,820	5.15%	46,279	4.57%	8,859	5.91%	343,519	4.38%
Due after five years	763,237	4.47%	99,632	5.08%	61,625	5.66%	7,767	5.41%	932,261	4.62%
	$1,125,279	4.53%	$108,651	5.08%	$164,819	6.13%	$17,386	5.76%	$1,416,135	4.77%
(1)Includes loans having no stated maturity and overdraft loans.
Loan amounts, their contractual maturities and weighted average interest rates at December 31, 2021, are shown below. SBA PPP loans at an interest rate of 1% are included in the C&I/agricultural operating segment amounts as follows: (1) $2.1 million is included in the one year or less amounts and (2) $6.7 million is included in the one year to five-year amounts.

	Real estate				Non-real estate
	Commercial/Agricultural real estate		Residential mortgage		C&I/Agricultural operating		Consumer installment		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less (1)	$60,102	4.42%	$5,234	4.50%	$50,573	3.71%	$871	6.98%	$116,780	4.13%
Due after one year through five years	223,257	3.85%	10,259	4.52%	65,031	3.69%	10,774	5.80%	309,321	3.91%
Due after five years	751,470	3.88%	79,368	4.69%	46,906	3.93%	13,200	5.36%	890,944	3.98%
	$1,034,829	3.91%	$94,861	4.66%	$162,510	3.76%	$24,845	5.61%	$1,317,045	3.98%
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

The following table summarizes SBA PPP loans by origination year as of December 31, 2022 and December 31, 2021, respectively.

	2020 Originations		2021 Originations		Total
	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income	Balance	Net Deferred Fee Income
SBA PPP loans, December 31, 2020	$123,702	$2,991	$—	$—	$123,702	$2,991
2021 SBA PPP loan originations	—	—	55,854	3,494	55,854	3,494
Less: 2021 SBA PPP loan forgiveness and fee accretion	(121,574)	(2,987)	(49,227)	(3,201)	(170,801)	(6,188)
SBA PPP loans, December 31, 2021	2,128	4	6,627	293	8,755	297
Less: 2022 SBA PPP loan forgiveness and fee accretion	(2,128)	(4)	(6,627)	(293)	(8,755)	(297)
SBA PPP loans, December 31, 2022	$—	$—	$—	$—	$—	$—
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

Changes in the ALL by loan portfolio segment for the periods presented were as follows:

	Commercial/Agricultural Real Estate	C&I/Agricultural Operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Year ended December 31, 2022:
Allowance for Loan Losses:
Beginning balance, January 1, 2022	$12,354	$1,959	$518	$225	$774	$15,830
Charge-offs	(157)	(310)	(35)	(45)	—	(547)
Recoveries	74	35	2	50	—	161
Provision	1,280	571	89	(109)	34	1,865
Total Allowance on originated loans	13,551	2,255	574	121	808	17,309
Other acquired loans:
Beginning balance, January 1, 2022	856	69	130	28	—	1,083
Charge-offs	(48)	(36)	(33)	(3)	—	(120)
Recoveries	28	1	27	1	—	57
Provision	(302)	29	(99)	(18)	—	(390)
Total allowance on other acquired loans	534	63	25	8	—	630
Total allowance on acquired loans	534	63	25	8	—	630
Ending balance, December 31, 2022	$14,085	$2,318	$599	$129	$808	$17,939

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Year ended December 31, 2021:
Allowance for Loan Losses:
Beginning balance, January 1, 2021	$10,271	$2,112	$1,041	$489	$906	$14,819
Charge-offs	(51)	—	—	(54)	—	(105)
Recoveries	14	110	9	41	—	174
Provision	2,120	(263)	(532)	(251)	(132)	942
Total Allowance on originated loans	12,354	1,959	518	225	774	15,830
Other acquired loans:
Beginning balance, January 1, 2021	$1,684	$141	$335	$64	$—	$2,224
Charge-offs	(200)	(7)	—	(27)	—	(234)
Recoveries	14	13	4	4	—	35
Provision	(642)	(78)	(209)	(13)	—	(942)
Total Allowance on other acquired loans	856	69	130	28	—	1,083
Total Allowance on acquired loans	856	69	130	28	—	1,083
Ending balance, December 31, 2021	$13,210	$2,028	$648	$253	$774	$16,913

The specific credit allocation for the ALL is based on a regular analysis of all originated loans that are considered impaired. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the expected cost of sale for such collateral. At December 31, 2022, the Company had evaluated loans for impairment with a recorded investment of $26.8 million, consisting of $7.0 million PCI loans, with a carrying amount of $6.9 million, $7.0 million of TDR loans, net of TDR PCI loans and $12.9 million of substandard non-TDR non-PCI loans. The $26.8 million total of loans individually evaluated for impairment includes $5.2 million of performing TDR loans. At December 31, 2021, the Company had evaluated loans for impairment with a recorded investment of $31.7 million, consisting of $11.2 million PCI loans, with a carrying amount of $10.6 million, $9.9 million of TDR loans, net of TDR PCI loans and $11.3 million of substandard non-TDR non-PCI loans. The $31.7 million total of loans individually evaluated for impairment includes $8.0 million of performing TDR loans.

At December 31, 2022, the allowance for loan losses was $17.9 million or 1.27% of total loans compared to $16.9 million or 1.29% of our total loan portfolio at December 31, 2021. This level was based on our analysis of the loan portfolio risk at each of December 31, 2022, and December 31, 2021, as discussed above.
Allowance for Loan Losses to Loans, net of SBA PPP Loans

	December 31, 2022	December 31, 2021
Loans, end of period	$1,411,784	$1,310,963
SBA PPP loans, net of deferred fees	—	(8,457)
Loans, net of SBA PPP loans and deferred fees	$1,411,784	$1,302,506
Allowance for loan losses	$17,939	$16,913
ALL to loans, end of period	1.27%	1.29%
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
Accruing loans 30-89 days or more past due increased $7.5 million at December 31, 2022, compared to December 31, 2021, largely related to increases in agricultural real estate and construction and land development loans 30-59 days delinquent.
Nonaccrual loans decreased modestly to $11.2 million at December 31, 2022, from $11.7 million at December 31, 2021.
We believe our credit and underwriting policies continue to support more effective lending decisions by the Bank, which increases the likelihood of maintaining loan quality going forward. Refer to the “Risk Management and the Allowance for Loan Losses” section below for more information related to non-performing loans.
For the year ended December 31, 2022, net loan charge-offs were $0.449 million compared to $0.130 million for the year ended December 31, 2021.
Certain external factors may result in higher future losses but are not readily determinable at this time, including, but not limited to: unemployment rates, increased taxes and continuing increased regulatory expectations with respect to ALL levels. As a result, our analysis may show a need to increase our ALL as a percentage of total loans and nonperforming loans for the near future. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses on the loans charged-off.
COVID-19 Loan Modifications. In response to COVID-19, our banking regulator issued an Interagency Statement encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual obligations due to COVID-19. Additionally, Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020, until the earlier of December 31, 2020, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act is terminated. Section 541 of the Consolidated Appropriations Act, 2021 extends this relief to the earlier of January 1, 2022, or 60 days after the national emergency termination date. The President of the United States has announced that the national emergency declaration will end on May 11, 2023. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act. In accordance with this guidance, the Bank instituted a plan to offer modifications to impacted borrowers. The Bank continues to work with borrowers as the pandemic persists and is requiring additional support in exchange for additional modifications beyond the original term. As of December 31, 2022, the Bank has $0.1 million of remaining residential mortgage COVID-19 related modifications under Section 4013 of the CARES Act. All previously deferred commercial loans have exited deferral status. At December 31, 2021, COVID-19 related modifications under Section 4013 of the CARES Act totaled $6.6 million, or 0.5% of gross loans.
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALL for the periods then ended:

	December 31, 2022 and twelve months ended	December 31, 2021 and twelve months ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$5,736	$5,374
Agricultural real estate	2,742	3,490
Commercial and industrial (“C&I”)	552	298
Agricultural operating	890	993
Residential mortgage	1,253	1,433
Consumer installment	31	77
Total nonaccrual loans	11,204	11,665
Accruing loans past due 90 days or more	246	160
Total nonperforming loans (“NPLs”)	11,450	11,825
Other real estate owned	1,265	1,406
Other collateral owned	6	2
Total nonperforming assets (“NPAs”)	$12,721	$13,233
Troubled Debt Restructurings (“TDRs”)	$7,788	$12,523
Nonaccrual TDRs	$2,617	$4,539
Average outstanding loan balance	$1,351,052	$1,216,244
Loans, end of period	$1,411,784	$1,310,963
Total assets, end of period	$1,816,386	$1,739,628
ALL, at beginning of period	$16,913	$17,043
Loans charged off:
Commercial/Agricultural real estate	(205)	(251)
C&I/Agricultural operating	(346)	(7)
Residential mortgage	(68)	—
Consumer installment	(48)	(81)
Total loans charged off	(667)	(339)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	102	28
C&I/Agricultural operating	36	123
Residential mortgage	29	13
Consumer installment	51	45
Total recoveries of loans previously charged off:	218	209
Net loans charged off (“NCOs”)	(449)	(130)
Additions to ALL via provision for loan losses charged to operations	1,475	—
ALL, at end of period	$17,939	$16,913
Ratios:
ALL to NCOs (annualized)	3,995.32%	13,010.00%
NCOs (annualized) to average loans	0.03%	0.01%
ALL to total loans	1.27%	1.29%
NPLs to total loans	0.81%	0.90%
NPAs to total assets	0.70%	0.76%

The following table shows the detail of non-performing assets by originated and acquired portfolios.
Nonperforming Originated and Acquired Assets

	December 31, 2022	December 31, 2021
Nonperforming assets:
Originated nonperforming assets:
Nonaccrual loans	$8,947	$6,448
Accruing loans past due 90 days or more	213	63
Total originated nonperforming loans (“NPL”)	9,160	6,511
Other real estate owned (“OREO”)	1,041	—
Other collateral owned	6	2
Total originated nonperforming assets (“NPAs”)	$10,207	$6,513
Acquired nonperforming assets:
Nonaccrual loans	$2,257	$5,217
Accruing loans past due 90 days or more	33	97
Total acquired nonperforming loans (“NPL”)	2,290	5,314
Other real estate owned (“OREO”)	224	1,406
Other collateral owned	—	—
Total acquired nonperforming assets (“NPAs”)	$2,514	$6,720
Total nonperforming assets (“NPAs”)	$12,721	$13,233
Loans, end of period	$1,411,784	$1,310,963
Total assets, end of period	$1,816,386	$1,739,628
Ratios:
Originated NPLs to total loans	0.65%	0.50%
Acquired NPLs to total loans	0.16%	0.41%
Originated NPAs to total assets	0.56%	0.37%
Acquired NPAs to total assets	0.14%	0.39%
Non-performing assets include non-performing loans, other real estate owned, and other collateral owned. Our non-performing assets were $12.7 million, or 0.70% of total assets, at December 31, 2022, compared to $13.2 million, or 0.76% of total assets, at December 31, 2021. The decrease was largely due to a decrease in acquired nonaccrual loans and sale of a former branch asset transferred to OREO in 2021, partially offset by an increase in acquired nonaccrual loans and the transfer to OREO of two former branch assets in 2022.
Nonaccrual Loans Roll Forward

	Year Ended
	December 31, 2022	December 31, 2021
Balance, beginning of period	$11,665	$10,747
Additions	3,934	6,580
Charge offs	(493)	(288)
Transfers to OREO	(92)	(64)
Return to accrual status	(168)	(1,017)
Repurchase of government guaranteed loans	517
Payments received	(4,140)	(4,271)
Other, net	(19)	(22)
Balance, end of period	$11,204	$11,665

The table below shows the totals of accruing troubled debt restructurings as of December 31, 2022, and December 31, 2021. The decrease in troubled debt restructurings from 2021 to 2022 in dollars was largely due to one commercial real estate loan of $3.5 million that paid in full in 2022.
Troubled Debt Restructurings in Accrual Status

	December 31, 2022		December 31, 2021
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Commercial/Agricultural real estate	10	$1,336	11	$4,618
C&I/Agricultural Operating	5	960	3	649
Residential mortgage	36	2,875	36	2,681
Consumer installment	—	—	6	36
Total loans	51	$5,171	56	$7,984

The table below shows the totals of special mention, substandard and the total of these, known as criticized loans as of December 31, 2022, and 2021. The increase in criticized loans in 2022 was largely due to the addition of two loans in the second quarter of 2022. One was a commercial real estate loan secured by a hotel, and the other was a fully secured C&I working capital loan. This increase was partially offset by a reduction in originated accruing TDR loans, nonperforming and other substandard loans.

	December 31, 2022	December 31, 2021
Special mention loan balances	$12,170	$4,536
Substandard loan balances	17,319	22,817
Criticized loans, end of period	$29,489	$27,353

Accretable difference:

The table below shows scheduled accretion by year for the accretable difference recognized due to fair value purchase accounting on recent whole bank acquisitions. In addition, the table below shows $1.16 million of accretable discount from purchased impaired loans with the original non-accretable discount transferred to accretable discount. The accretion on this balance is scheduled to be approximately $80 in 2023; however, large balance payoffs, as seen in 2022, 2021 and 2020, would accelerate this accretion.

Fiscal years ending December 31,	Purchase Accounting Accretable Discount
2023	$363
2024	215
2025	180
2026	84
2027	77
Thereafter	751
Total	$1,670

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
The fair market value of the Company’s MSR asset increased to $5.7 million at December 31, 2022, compared to $4.3 million at December 31, 2021. Impairment reversals of $0.6 million were recorded in 2022 on the MSR impairment which reduced the impairment to zero at December 31, 2022. This was partially offset by a reduction in the gross MSR balance of $0.5 million, which was due to amortization of $0.8 million and additions from originations of $0.3 million. In 2021, amortization was $1.6 million and additions from originations were $1.1 million for a reduction in the gross asset of $0.5 million The unpaid balances of one- to four-family residential real estate loans serviced for others as of December 31, 2022, and December 31, 2021, were $523.7 million and $556.1 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at December 31, 2022, and December 31, 2021 was 1.08% and 0.78%, respectively.
Intangible Assets. We have intangible assets of $2.4 million at December 31, 2022, compared to $3.9 million at December 31, 2021. The intangible assets are comprised of core deposit intangible assets arising from various acquisitions from 2016 through 2019. Amortization of these intangibles was $1.4 million in 2022.
Foreclosed and repossessed assets. Included in foreclosed and repossessed assets, net are two closed branch locations that are being held for sale. These properties are being held at $1,041 and $130, respectively, which represent their estimated fair market values less the cost to sell. In 2022, a loss of $666 was recognized on the reclassification of these properties from fixed assets to foreclosed assets.
The bank closed on the sale of the property valued at $130 in January 2023 to a non-financial institution at the carrying value.
Deposits. Deposits are our largest source of funds. Total deposits increased to $1.42 billion at December 31, 2022, from $1.39 billion at December 31, 2021. The increase in deposits was largely due to the addition of $39.8 million of broker certificates in the third and fourth quarter. Based on current market conditions, the brokered CD markets are available to the Bank for supplemental additions. Growth in non-interest bearing demand deposits and money market accounts was partially offset by a $25.0 million reduction in interest bearing demand deposits as customers sought higher yields and a reduction in CD’s of $17.5 million before the impact of brokered CD additions.
The following is a summary of deposits by type at December 31, 2022 and December 31, 2021, respectively:

	December 31, 2022	December 31, 2021
Non interest bearing demand deposits	$284,722	$276,631
Interest bearing demand deposits	371,210	396,231
Savings accounts	220,019	222,674
Money market accounts	323,435	288,985
Certificate accounts	225,334	203,014
Total deposits	$1,424,720	$1,387,535

Federal Home Loan Bank (FHLB) advances and other borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2022 and December 31, 2021 is as follows:

	December 31, 2022				December 31, 2021
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2022	$—	—%	—%	2022	$11,000	2.45%	2.45%
	2023	117,000	1.43%	4.31%	2023	20,000	1.43%	1.44%
	2024	20,530	0.00%	1.45%	2024	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2029	—	—%	—%	2029	42,500	1.00%	1.13%
	2030	—	—%	—%	2030	12,500	0.52%	0.86%
Subtotal		142,530				111,530
Unamortized discount on acquired notes		—				(3)
Federal Home Loan Bank advances, net		$142,530				$111,527

Other borrowings:
Senior notes (5)	2034	$23,250	3.00%	6.75%	2031	$28,856	3.00%	3.50%

Subordinated notes (6)	2027	$—	—%	—%	2027	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	2030	15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	—	—%	—%
		$50,000				$30,000

Unamortized debt issuance costs		(841)				(430)
Total other borrowings		$72,409				$58,426

Totals		$214,939				$169,953
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had pledged balances of $984,878 and $861,900 at December 31, 2022 and 2021, respectively. At December 31, 2022, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $256,773 compared to $204,271 as of December 31, 2021.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $157,530 and $123,530, during the twelve months ended December 31, 2022 and December 31, 2021, respectively.
(3) The weighted-average interest rates on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2022 and December 31, 2021 were 4.09% and 2.45%, respectively.
(4)    At December 31, 2022, no FHLB term notes can be called by the FHLB. At December 31, 2021, FHLB term notes totaling $55,000 could be called by the FHLB on a quarterly basis, and if not called, would mature at various dates in 2029 and 2030. These notes were called by the FHLB in 2022.
(5)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022, requiring quarterly interest-only payments through March 2025, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
(b) A $5,000 line of credit, maturing in August 2023, that remains undrawn upon.
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
FHLB advances increased $31.0 million to $142.5 million as of December 31, 2022, compared to $111.5 million as of December 31, 2021. The Bank terminated $15.0 million of advances in the quarter ended March 31, 2022, incurring a $0.002 million prepayment penalty, as we modestly reduced excess liquidity. $27.5 million of FHLB advances were called by the FHLB in each of the quarters ended June 30, 2022, and September 30, 2022. The Bank added a $5 million advance maturing in the second quarter of 2023. The Bank had $12 million of FHLB advances maturing overnight as of December 31, 2022, and an additional $95.0 million maturing in January of 2023. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of December 31, 2022, is approximately $256.8 million.
The Bank maintains three unsecured federal funds purchased lines of credit with its banking partners which total $75.0 million. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of December 31, 2022, or December 31, 2021.
At December 31, 2022 and 2021, the Bank had the ability to borrow $4.1 million and $0.8 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $5.4 million and $0.9 million as of December 31, 2022 and 2021, respectively. There were no Federal Reserve borrowings outstanding as of December 31, 2022 and 2021.
Stockholders’ Equity. Total stockholders’ equity was $167.1 million at December 30, 2022, compared to $170.9 million at December 31, 2021. The increases in stockholders’ equity included the Company’s net income of $17.8 million and restricted stock amortization of $0.9 million. These increases were more than offset by: (1) the repurchase of approximately 129 thousand shares of its common stock, which reduced equity by $1.8 million; (2) the payment of the annual cash dividend, paid in February 2022, to common stockholders at $0.26 per share or $2.7 million; and (3) an increase in the unrealized loss on available for sale securities of $17.8 million.
In November 2020, the Board of Directors authorized a 5% or 557 thousand share repurchase program. The Company repurchased all remaining authorized shares of the Company’s stock under the November 2020 share repurchase program not previously repurchased in 2020 during the year ended December 31, 2021. On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, approximately 129 thousand shares were repurchased during the year ended December 31, 2022. The Company is authorized to repurchase an additional 243 thousand shares under this July 2021 share repurchase program. On August 16, 2022, the Inflation Reduction Act was signed into law, which includes a 1% excise tax on stock repurchases. We do not expect the 1% excise tax on stock repurchases under the Inflation Reduction Act will have a material impact to our financial statements for the fiscal years after December 31, 2022.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and securities portfolio divided by total assets. At December 31, 2022, our liquidity ratio decreased to 13.0% percent from 17.0% at December 31, 2021. This was largely due to a reduction in interest-bearing cash.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $128.5 million of our $225.3 million (57%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate decreased in 2022 and may remain at lower than historical levels in 2023 based on management’s current pricing strategy, which reflects the Bank’s current strong on-balance sheet liquidity ratio. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. Based on interest rates on scheduled maturities and lower current market interest rates, this should also improve our cost of funds.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $256.8 million available to borrow under this arrangement, supported by loan collateral as of December 31, 2022. At December 31, 2021, the Bank had no borrowing capacity under the Federal Reserve SBA PPP Liquidity Facility, as the program expired on July 30, 2021. We also had borrowing capacity of $4.1 million at the Federal Reserve Bank and $75 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company maintains a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have formal brokered certificate lines of credit with counter parties at December 31, 2022, we believe that the Bank could access this market, which provides an additional potential source of liquidity as evidenced by third and fourth quarter 2022 new brokered deposits. See Note 9, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.
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
Off-Balance Sheet Arrangements. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2022, the Company had approximately $243.0 million in unused loan commitments, compared to approximately $271.0 million in unused commitments as of December 31, 2021. In addition, there are $4.7 million of commitments for contributions of capital to an SBIC and an investment company at December 31, 2022. These commitments totaled $5.0 million at December 31, 2021. See Note 11, “Commitments and Contingencies”; “Financial Instruments with Off-Balance Sheet Risk” of “Notes to Consolidated Financial Statements” which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.

Capital Resources. As of the dates indicated below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for the Bank.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2022
Total capital (to risk weighted assets)	$221,361	14.2%	$124,971	> =	8.0%	$156,213	> =	10.0%
Tier 1 capital (to risk weighted assets)	203,422	13.0%	93,728	> =	6.0%	124,971	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	203,422	13.0%	70,296	> =	4.5%	101,539	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	203,422	11.5%	70,610	> =	4.0%	88,262	> =	5.0%
As of December 31, 2021
Total capital (to risk weighted assets)	$187,783	13.4%	$111,694	> =	8.0%	$139,618	> =	10.0%
Tier 1 capital (to risk weighted assets)	170,870	12.2%	83,771	> =	6.0%	111,694	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	170,870	12.2%	62,828	> =	4.5%	90,752	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	170,870	10.0%	68,323	> =	4.0%	85,403	> =	5.0%
At December 31, 2022, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of December 31, 2022
Total capital (to risk weighted assets)	$218,737	14.0%	$124,971	> =	8.0%
Tier 1 capital (to risk weighted assets)	150,798	9.7%	93,728	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	150,798	9.7%	70,296	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	150,798	8.5%	70,610	> =	4.0%
As of December 31, 2021
Total capital (to risk weighted assets)	$182,242	13.1%	$111,694	> =	8.0%
Tier 1 capital (to risk weighted assets)	135,329	9.7%	83,771	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	135,329	9.7%	62,828	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	135,329	7.9%	68,323	> =	4.0%

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter as of the periods indicated below:
Year ended December 31, 2022:

	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Interest income	$15,376	$16,703	$17,959	$19,359
Interest expense	2,209	2,436	3,502	4,881
Net interest income	13,167	14,267	14,457	14,478
Provision for loan losses	—	400	375	700
Net interest income after provision for loan losses	13,167	13,867	14,082	13,778
Non-interest income	2,713	2,372	2,472	2,873
Non-interest expense	9,668	10,462	11,277	10,336
Income before income tax expense	6,212	5,777	5,277	6,315
Provision for income tax	1,506	1,411	1,284	1,619
Net income	$4,706	$4,366	$3,993	$4,696
Basic earnings per share	$0.45	$0.41	$0.38	$0.45
Diluted earnings per share	$0.45	$0.41	$0.38	$0.45
Dividends paid	$0.26	$—	$—	$—
Year ended December 31, 2021:

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Interest income	$15,620	$15,478	$16,175	$16,762
Interest expense	2,856	2,647	2,487	2,378
Net interest income	12,764	12,831	13,688	14,384
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	12,764	12,831	13,688	14,384
Non-interest income	4,176	3,793	3,448	4,407
Non-interest expense	9,489	10,198	10,320	10,525
Income before income tax expense	7,451	6,426	6,816	8,266
Provision for income tax	1,945	1,720	1,819	2,209
Net income	$5,506	$4,706	$4,997	$6,057
Basic earnings per share	$0.50	$0.44	$0.47	$0.58
Diluted earnings per share	$0.50	$0.44	$0.47	$0.58
Dividends paid	$0.23	$—	$—	$—

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

The following table sets forth, at December 31, 2022 and December 31, 2021, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (EVE) resulting from an immediate and permanent shift in the yield curve with the results of the scenarios shown in the table below. As of December 31, 2021, due to the level of interest rates, EVE estimates for decreases in interest rates greater than 100 basis points were not meaningful. The reduction in risk in the up-interest rate shocks from December 31, 2021 in the percentage of change in economic value of equity is largely due to the increased value of non-maturity deposits.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2022	At December 31, 2021
+300 bp	0%	(5)%
+200 bp	0%	(3)%
+100 bp	0%	(1)%
-100 bp	(1)%	(1)%
-200 bp	(4)%	N/M
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of an immediate and permanent shift in the yield curve. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve and the results of the scenarios are shown in the table below. As of December 31, 2021, due to the level of interest rates, projected changes in net interest income for rate shock level decreases greater than 100 basis points were not meaningful. The decrease in the reduction of the percent change in net interest income rate shocks in the up-interest scenarios is largely due to the impact of the actual results and changes in the balance sheet compared to a flat balance sheet used in the simulation.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2022	At December 31, 2021
+300 bp	(3)%	(11)%
+200 bp	(2)%	(7)%
+100 bp	(1)%	(4)%
-100 bp	1%	0%
-200 bp	2%	N/M
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
Eau Claire, Wisconsin

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with auditing standards generally accepted in the United States of America, the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2023, expressed an unmodified opinion.

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

Allowance for Loan Losses
As discussed in Notes 1 and 3 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $1.4 billion and related allowance for loan losses of $17.9 million as of December 31, 2022. The Company’s allowance for loan losses is a material and complex estimate requiring significant management’s judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio. The allowance for loan losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date.

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

Phoenix, Arizona
March 7, 2023

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$35,363	$47,691
Other interest bearing deposits	249	1,511
Securities available for sale "AFS"	165,991	203,068
Securities held to maturity "HTM"	96,379	71,141
Equity investments	1,794	1,328
Other investments	15,834	15,305
Loans receivable	1,411,784	1,310,963
Allowance for loan losses	(17,939)	(16,913)
Loans receivable, net	1,393,845	1,294,050
Loans held for sale	—	6,670
Mortgage servicing rights, net	4,262	4,161
Office properties and equipment, net	20,493	21,169
Accrued interest receivable	5,285	3,916
Intangible assets	2,449	3,898
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,271	1,408
Bank owned life insurance ("BOLI")	24,954	24,312
Other assets	16,719	8,502
TOTAL ASSETS	$1,816,386	$1,739,628
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,424,720	$1,387,535
Federal Home Loan Bank ("FHLB") advances	142,530	111,527
Other borrowings	72,409	58,426
Other liabilities	9,639	11,274
Total liabilities	1,649,298	1,568,762
Stockholders’ Equity:
Common stock— $0.01 par value, authorized 30,000,000; 10,425,119 and 10,502,442 shares issued and outstanding, respectively	104	105
Additional paid-in capital	119,240	119,925
Retained earnings	65,400	50,675
Accumulated other comprehensive (loss) income	(17,656)	161
Total stockholders’ equity	167,088	170,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,816,386	$1,739,628
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Interest and dividend income:
Interest and fees on loans	$61,639	$58,172
Interest on investments	7,758	5,863
Total interest and dividend income	69,397	64,035
Interest expense:
Interest on deposits	6,429	5,850
Interest on FHLB borrowed funds	2,303	1,572
Interest on other borrowed funds	4,296	2,946
Total interest expense	13,028	10,368
Net interest income before provision for loan losses	56,369	53,667
Provision for loan losses	1,475	—
Net interest income after provision for loan losses	54,894	53,667
Non-interest income:
Service charges on deposit accounts	2,018	1,726
Interchange income	2,343	2,354
Loan servicing income	2,439	3,322
Gain on sale of loans	1,474	5,399
Loan fees and service charges	679	705
Net gains on investment securities	541	1,224
Other	936	1,094
Total non-interest income	10,430	15,824
Non-interest expense:
Compensation and related benefits	22,128	22,723
Occupancy	5,490	5,327
Data processing	5,453	5,560
Amortization of intangible assets	1,449	1,596
Mortgage servicing rights expense, net	222	191
Advertising, marketing and public relations	1,017	986
FDIC premium assessment	470	551
Professional services	1,707	1,542
Gain on repossessed assets, net	(395)	(199)
New market tax credit depletion	650	—
Other	3,552	2,255
Total non-interest expense	41,743	40,532
Income before provision for income taxes	23,581	28,959
Provision for income taxes	5,820	7,693
Net income attributable to common stockholders	$17,761	$21,266
Per share information:
Basic earnings	$1.69	$1.98
Diluted earnings	$1.69	$1.98
Cash dividends paid	$0.26	$0.23
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Net income attributable to common stockholders	$17,761	$21,266
Other comprehensive loss, net of tax:
Securities available for sale
Net unrealized losses arising during period, net of tax	(17,817)	(909)
Reclassification adjustment for net gains included in net income, net of tax	—	(420)
Other comprehensive loss, net of tax	(17,817)	(1,329)
Comprehensive (loss) income	$(56)	$19,937
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except Shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	11,056,349	$111	$126,154	$32,809	$1,490	$160,564
Net income	—	—	—	21,266	—	21,266
Other comprehensive income, net of tax	—	—	—	—	(1,329)	(1,329)
Forfeiture of unvested shares	(1,500)	—	—	—	—	—
Surrender of restricted shares of common stock	(2,409)	—	(30)	—	—	(30)
Restricted common stock awarded under the equity incentive plan	64,399	—	—	—	—	—
Common stock options exercised	5,800	—	52	—	—	52
Common stock repurchased	(620,197)	(6)	(7,056)	(889)	—	(7,951)
Stock option expense	—	—	8	—	—	8
Amortization of restricted stock	—	—	797	—	—	797
Cash dividends ($0.23 per share)	—	—	—	(2,511)	—	(2,511)
Balance, December 31, 2021	10,502,442	$105	$119,925	$50,675	$161	$170,866
Net income	—	—	—	17,761	—	17,761
Other comprehensive income, net of tax	—	—	—	—	(17,817)	(17,817)
Forfeiture of unvested shares	(2,626)	—	—	—	—	—
Surrender of restricted shares of common stock	(10,730)	—	(150)	—	—	(150)
Restricted common stock awarded under the equity incentive plan	45,222	—	—	—	—	—
Restricted common stock issued upon achievement of the 2019 performance criteria	11,834	—	—	—	—	—
Common stock options exercised	7,900	—	71	—	—	71
Common stock repurchased	(128,923)	(1)	(1,469)	(294)	—	(1,764)
Stock option expense	—	—	3	—	—	3
Amortization of restricted stock	—	—	860	—	—	860
Cash dividends ($0.26 per share)	—	—	—	(2,742)	—	(2,742)
Balance, December 31, 2022	10,425,119	$104	$119,240	$65,400	$(17,656)	$167,088
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash flows from operating activities:
Net income attributable to common stockholders	$17,761	$21,266
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization, net of discount accretion on investment securities	41	103
Depreciation expense	2,357	2,255
Provision for loan losses	1,475	—
Net valuation gain on equity securities	(541)	(651)
Net realized gain on debt securities	—	(573)
Increase in mortgage servicing rights resulting from transfers of financial assets	(323)	(1,100)
Mortgage servicing rights amortization and impairment reversal, net	222	191
Amortization of intangible assets	1,449	1,596
Amortization of restricted stock	860	797
Net stock based compensation expense	3	8
Loss on sale of office properties and equipment	—	31
Loss on closure of branch facilities	736	—
Decrease deferred income taxes	506	930
Increase in cash surrender value of life insurance	(642)	(628)
Net gain from disposals of foreclosed and repossessed assets	(395)	(199)
Gain on sale of loans held for sale, net	(1,474)	(5,399)
New market tax credit depletion	650	—
Net change in:
Loans held for sale	8,144	1,804
Accrued interest receivable and other assets	79	1,241
Other liabilities	(1,620)	(73)
Total adjustments	11,527	333
Net cash provided by operating activities	29,288	21,599
Cash flows from investing activities:
Net decrease in other interest bearing deposits	1,262	2,241
Purchase of available for sale securities	(13,315)	(130,545)
Purchase of held to maturity securities	(35,342)	(39,784)
Proceeds from sales of available for sale securities	—	38,239
Proceeds from principal payments of available for sale securities	25,815	32,218
Proceeds from principal payments and maturities of held to maturity securities	10,065	8,583
Proceeds from calls of held to maturity securities	—	3,500
Purchase of equity investments	(300)	(960)
Equity investment capital distribution	136	—
Net (purchases) sales of other investments	(290)	126
Proceeds from sales of foreclosed and repossessed assets	1,797	557
Net increase in loans	(101,371)	(73,636)
Net capital expenditures	(3,602)	(3,778)
Proceeds from disposal of office properties and equipment	14	38
New market tax credit investment	(4,056)	—
Net cash used in investing activities	(119,187)	(163,201)
Cash flows from financing activities:
Federal Home Loan Bank advances	112,000	—
Amortization of fair value adjustments for acquired Federal Home Loan Bank advances	3	29
Federal Home Loan Bank advances called	(55,000)	—
Federal Home Loan Bank advance termination payments	(15,015)	(8,113)
Federal Home Loan Bank maturities	(11,000)	(4,000)
Amortization of debt issuance costs	398	98
Proceeds from other borrowings, net of origination costs	34,191	—

Other borrowings principal reductions	(5,606)	—
Other borrowings called and repaid	(15,000)	—
Net increase in deposits	37,185	92,279
Repurchase shares of common stock	(1,764)	(7,951)
Surrender of restricted shares of common stock	(150)	(30)
Common stock options exercised	71	52
Cash dividends paid	(2,742)	(2,511)
Net cash provided by financing activities	77,571	69,853
Net decrease in cash and cash equivalents	(12,328)	(71,749)
Cash and cash equivalents at beginning of period	47,691	119,440
Cash and cash equivalents at end of period	$35,363	$47,691

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$6,435	$6,026
Interest on borrowings	$6,210	$4,552
Income taxes	$4,865	$6,825
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$92	$84
Transfers from office properties and equipment to foreclosed and repossessed assets	$1,171	$1,434
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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers primarily in Wisconsin and Minnesota through 23 branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, Mankato and Twin Cities markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, agricultural operators and consumers, including one-to-four family residential mortgages.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions occurring subsequent to the balance sheet date of December 31, 2022 through the date on which the consolidated financial statements were available to be issued on March 7, 2023, for items that should potentially be recognized or disclosed in these consolidated financial statements.
Unless otherwise stated herein, and except for share and per share amounts, all amounts are in thousands.
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated.
Use of Estimates—Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for loan losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying annual report on Form 10-K for the year ended December 31, 2022 and external market factors such as market interest rates and unemployment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
Cash and Cash Equivalents—For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash, due from banks, and interest bearing deposits with original maturities of three months or less.
Other Interest Bearing Deposits—Other interest bearing deposits are certificate of deposit investments made by the Bank with other financial institutions that are carried at cost. The weighted average months to maturity of the interest bearing deposits is 3.00 months. Balances over $250 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of December 31, 2022 and December 31, 2021, there were no certificate of deposit accounts with a balance greater than $250.

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
Also included in equity investments are the Company’s investments in a Volcker Rule-compliant Small Business Investment Company (SBIC) and an investment fund. The SBIC and investment fund meet the definition of investment companies, as defined in ASC 946, Financial Services - Investment Companies. These investments seek returns by investing in various small businesses and do not have redemption rights. Distributions from the investments will be received as the underlying investments, which generally have a life of 10 years, are liquidated. We elected the practical expedient available in Topic 820, Fair Value Measurements, which permits the use of net asset value ("NAV") per share or equivalent to value investments in entities that are or are similar to investment companies. SBICs and investment funds report their investments at estimated fair value. We record the unrealized gains and losses resulting from changes in the fair value of these investments as gains or losses on equity securities in our consolidated statements of operations. The carrying value of these investments is equal to the capital account balance as provided by the investee and adjusted as necessary.
Other investments - As a member of the Federal Reserve Bank System and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as interest on investments in the consolidated statement of operations.
Also included in other investments is stock of our correspondent bank, Bankers’ Bank, without readily determinable fair value. This stock is carried at cost plus or minus changes resulting from observable price changes in orderly transactions for this stock, less other-than-temporary impairment charges, if any.
Management’s evaluation for impairment of these other investments includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $15,834 at December 31, 2022 consisted of $7,652 of FHLB stock, $5,674 of Federal Reserve Bank stock and $2,508 of Bankers’ Bank stock. Other investments totaling $15,305 at December 31, 2021 consisted of $7,877 of FHLB stock, $5,200 of Federal Reserve Bank stock, and $2,228 of Bankers’ Bank stock.
Loans receivable – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, accretable yield on acquired loans, and non-accretable discount on purchased credit impaired (PCI) loans. Interest income is accrued on the unpaid principal balance of these loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method over the contractual life of the loan with no prepayments assumed. If the loan is prepaid, any amortized net fee is recognized at that time. Late charge fees are recognized into income when collected.
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
Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when payments are made that bring the loan account current with the contractual term of the loan and a six month payment history has been established. Interest on accruing troubled debt restructured (“TDR”) loans, less than 90 days delinquent, is recognized as income as it accrues based on the revised terms of the loan over an established period of continued payment.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.”  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives originally ranging from 48 to 111 months utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of December 31, 2022 which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2022. See Note 6 for additional information on goodwill and other intangible assets.
Foreclosed and Repossessed Assets – Assets acquired through foreclosure or repossession are initially recorded at fair value, less estimated costs to sell, which establishes a new cost basis. If the fair value declines subsequent to foreclosure or repossession, a write-down is recorded through expense. Costs incurred after acquisition are expensed and are included in non-interest expense, other in the consolidated statements of operations.
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
New Markets Tax Credits - As a part of its commitment to the communities it serves, in the first quarter of 2022, the Company made an investment in an LLC that is sponsoring a community development project that has been awarded a New Markets Tax Credit (“NMTC”) through the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. This investment is Community Reinvestment Act eligible and is designed to generate a return primarily through the realization of the tax credit. This LLC is considered a Variable Interest Entity (“VIE”), as the Company represents the holder of the equity investment at risk. However, the Company does not have the ability to direct the activities that most significantly affect the performance of the LLC. As such, the Company is not the primary beneficiary of the VIE and the LLC has not been consolidated. The investment is accounted for using the equity method of accounting and is amortized through non-interest expense as the related tax credits are utilized. The utilization of the tax credit is recognized as a reduction in income tax expense.
As of December 31, 2022, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $3,350. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of December 31, 2022, there were no known instances of noncompliance associated with the investment.
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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date, based on the present value of lease payments over the lease term. As none of our existing leases provide an implicit rate, we use our incremental borrowing rate, based on information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease, when it is reasonably certain that we will exercise that option. Lease expense is recognized based on the total contractually required lease payments, over the term of the lease, on a straight-line basis. Some of the Bank’s leases require it to make variable payments for the Bank’s share of property taxes, insurance, common area maintenance and other costs. These variable costs are recognized when incurred and are also included in lease expense.
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
The company accounts for revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Topic 606 provides that revenue from contracts with customers be recognized when performance obligations under the terms of a contract are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing service. The company does not have any materially significant payment terms as payment is received shortly after the satisfaction of the performance obligation. The statement of operations line items recognized under the scope of Topic 606 are as follows:
Service charges on deposit accounts - Service charges on accounts consist of monthly service fees, transaction-based fees, overdraft fees and other deposit account related fees. The Company’s performance obligation for monthly services fees is generally satisfied over the period in which the service is provided. Revenue for these monthly fees is recognized during the service period. Other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied at the time the service is provided. Payment for service charges on deposit accounts are primarily received immediately or in the following month through a direct charge to a customer’s account.
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
At December 31, 2022, the Company had $1,164 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of December 31, 2022.
Other Comprehensive Income —Accumulated and other comprehensive income or loss is comprised of the unrealized and realized gains and losses on securities available for sale, net of tax, and is shown on the accompanying consolidated statements of comprehensive (loss) income.
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
Recent Accounting Pronouncements—Adopted
ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting--The ASU provides optional and temporary relief, in the form of optional expedients and exceptions, for applying GAAP to modifications of contracts, hedging relationships and other transactions affected by reference rate (e.g. LIBOR) reforms. ASU 2020-04 is effective for the Company immediately and through December 31, 2024. The Company utilizes LIBOR, among other indexes, as a reference rate for underwriting variable rate loans. Reference rate reform has not had, nor does the Company expect it to have, a material effect on the Company’s consolidated balance sheet, operations or cash flows.

Recently Issued, But Not Yet Effective Accounting Pronouncements
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments- The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. In November, 2019, the FASB issued ASU 2019-10, which delayed the effective date for ASU 2016-13 for smaller reporting companies, resulting in ASU 2016-13 becoming effective in the first quarter of 2023 for the Company. Earlier adoption is permitted; however, the Company elected not to adopt the ASU early. The Company has selected a loss estimation methodology, utilizing a third-party model, and is refining the remaining facets of its CECL model, as well as finalizing internal controls. Company will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which the ASU is effective, which will be January 1, 2023. Management estimates the adoption of the new standard will result in an increase in the Allowance for Credit Losses (“ACL”) in the range of 25-30%. Approximately 30% of the increase is due to the impact of the new guidance on the Company’s acquired loan portfolio. Approximately 40% of the increase is the result of the new requirement to estimate losses over the full remaining expected life of the loans. This especially affected the Company’s Commercial/Agricultural real estate and Residential mortgage portfolio segments, which have longer maturities. Approximately 30% of this increase is due to the requirement to record an allowance on non-cancelable off-balance sheet commitments. Post-tax retained earnings adjustment will reduce stockholders’ equity by approximately 0.2%. At adoption, the Company will not record an allowance with respect to HTM securities as the portfolio consists almost entirely of agency-backed securities that inherently have minimal nonpayment risk.

ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures - The ASU addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. As the Company has not yet adopted the amendments in ASU 2016-13, ASU 2022-02 becomes effective in the first quarter of 2023. Adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements; however, it will result in new disclosures. The Company expects to adopt the guidance for our fiscal year beginning January 1, 2023.

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of December 31, 2022 and December 31, 2021, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022
U.S. government agency obligations	$18,373	$173	$233	$18,313
Obligations of states and political subdivisions	—	—	—	—
Mortgage-backed securities	97,458	—	18,848	78,610
Corporate debt securities	44,636	—	4,385	40,251
Corporate asset-backed securities	29,877	—	1,060	28,817
Total available for sale securities	$190,344	$173	$24,526	$165,991

December 31, 2021
U.S. government agency obligations	$25,826	$440	$1	$26,265
Obligations of states and political subdivisions	140	—	—	140
Mortgage-backed securities	107,636	409	878	107,167
Corporate debt securities	35,342	403	157	35,588
Corporate asset-backed securities	33,902	133	127	33,908
Total available for sale securities	$202,846	$1,385	$1,163	$203,068

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022
Obligations of states and political subdivisions	$600	$—	$54	$546
Mortgage-backed securities	95,779	7	19,553	76,233
Total held to maturity securities	$96,379	$7	$19,607	$76,779
December 31, 2021
Obligations of states and political subdivisions	$4,600	$—	$7	$4,593
Mortgage-backed securities	66,541	104	2,061	64,584
Total held to maturity securities	$71,141	$104	$2,068	$69,177
At December 31, 2022, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $5,421 as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2022, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2022, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $2,602 and mortgage-backed securities with a carrying value of $2,219 as collateral against specific municipal deposits. As of December 31, 2022, the Bank also has mortgage-backed securities with a carrying value of $142 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the twelve months ended December 31, 2022, there were no sales of available for sale securities.
For the twelve months ended December 31, 2021, gross sales of available for sale securities were $38,239, gross gains on sale of available for sale securities were $646, and gross losses on sale of available for sale securities were $73.

The estimated fair value of available for sale securities at December 31, 2022 and December 31, 2021, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and securities due to the call feature.

	December 31, 2022		December 31, 2021
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$140	$140
Due after one year through five years	8,525	8,184	4,903	4,971
Due after five years through ten years	45,622	41,427	40,410	40,818
Due after ten years	38,739	37,770	49,757	49,972
Total securities with contractual maturities	92,886	87,381	95,210	95,901
Mortgage-backed securities	97,458	78,610	107,636	107,167
Total available for sale securities	$190,344	$165,991	$202,846	$203,068

	December 31, 2022		December 31, 2021
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$450	$415	$4,300	$4,298
Due after five years through ten years	150	131	300	295
Total securities with contractual maturities	600	546	4,600	4,593
Mortgage-backed securities	95,779	76,233	66,541	64,584
Total held to maturity securities	$96,379	$76,779	$71,141	$69,177

Securities with unrealized losses at December 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
U.S. government agency obligations	$3,169	$138	$1,138	$95	$4,307	$233
Mortgage-backed securities	9,654	896	68,907	17,952	78,561	18,848
Corporate debt securities	21,547	1,688	18,704	2,697	40,251	4,385
Corporate asset-backed securities	7,955	221	20,862	839	28,817	1,060
Total	$42,325	$2,943	$109,611	$21,583	$151,936	$24,526
December 31, 2021
U.S. government agency obligations	$1,169	$1	$—	$—	$1,169	$1
Mortgage-backed securities	89,010	878	—	—	89,010	878
Corporate debt securities	17,240	142	735	15	17,975	157
Corporate asset-backed securities	19,296	127	—	—	19,296	127
Total	$126,715	$1,148	$735	$15	$127,450	$1,163

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
Obligations of states and political subdivisions	$—	$—	$546	$54	$546	$54
Mortgage-backed securities	16,627	2,416	59,367	17,137	75,994	19,553
Total	$16,627	$2,416	$59,913	$17,191	$76,540	$19,607
December 31, 2021
Obligations of states and political subdivisions	$593	$7	$—	$—	$593	$7
Mortgage-backed securities	46,969	1,346	14,716	715	61,685	2,061
Total	$47,562	$1,353	$14,716	$715	$62,278	$2,068
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

NOTE 3 – LOANS, ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS
Portfolio Segments:
Commercial real estate loans, including multi-family, agricultural, and construction and land development loans, are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business. Management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The level of owner-occupied property versus non-owner-occupied property are tracked and monitored on a regular basis. Agricultural real estate loans are primarily comprised of loans for the purchase of farmland. Loan-to-value ratios on loans secured by farmland generally do not exceed 75%.
Commercial and industrial (“C&I”) loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. Agricultural operating loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines. Operating lines are typically written for one year and secured by the crop and other farm assets or other business assets, as considered necessary. Agricultural loans carry significant credit risks as they may involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. Farming operations may be affected by adverse weather conditions such as drought, hail or floods that can severely limit crop yields. SBA PPP loan balances are 100% guaranteed under the Small Business Association’s Paycheck Protection Program and may be forgiven in full, depending on use of funds and eligibility. These SBA-backed loans helped businesses keep their workforce employed during the COVID-19 crisis. Eligible borrowers, who qualify for full loan forgiveness during the eight to twenty four week period following loan disbursement, can apply for forgiveness, once all proceeds for which the borrower requested forgiveness has been used. Borrowers can apply for forgiveness any time up to the maturity date of the loan. All of the SBA PPP originated loan balances were forgiven and repaid at June 30, 2022.
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

Loans by classes within portfolio segments were as follows:

	December 31, 2022	December 31, 2021
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$640,816	$578,395
Agricultural real estate	69,431	52,372
Multi-family real estate	205,601	174,050
Construction and land development	101,681	78,613
C&I/Agricultural operating:
Commercial and industrial	127,115	107,937
Agricultural operating	23,124	26,202
Residential mortgage:
Residential mortgage	84,783	63,855
Purchased HELOC loans	3,262	3,871
Consumer installment:
Originated indirect paper	10,236	15,971
Other Consumer	6,894	8,473
Total originated loans before SBA PPP loans	$1,272,943	$1,109,739
SBA PPP loans	—	8,755
Total originated loans	$1,272,943	$1,118,494
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$85,155	$120,070
Agricultural real estate	18,477	26,123
Multi-family real estate	3,307	4,299
Construction and land development	811	907
C&I/Agricultural operating:
Commercial and industrial	8,898	14,230
Agricultural operating	5,682	5,386
Residential mortgage:
Residential mortgage	20,606	27,135
Consumer installment:
Other Consumer	256	401
Total acquired loans	$143,192	$198,551
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$725,971	$698,465
Agricultural real estate	87,908	78,495
Multi-family real estate	208,908	178,349
Construction and land development	102,492	79,520
C&I/Agricultural operating:
Commercial and industrial	136,013	122,167
Agricultural operating	28,806	31,588
Residential mortgage:
Residential mortgage	105,389	90,990
Purchased HELOC loans	3,262	3,871
Consumer installment:
Originated indirect paper	10,236	15,971
Other Consumer	7,150	8,874
Total loans before SBA PPP loans	$1,416,135	$1,308,290
SBA PPP loans	—	8,755
Gross loans	$1,416,135	$1,317,045
Less:
Unearned net deferred fees and costs and loans in process	(2,585)	(2,482)
Unamortized discount on acquired loans	(1,766)	(3,600)
Allowance for loan losses	(17,939)	(16,913)
Loans receivable, net	$1,393,845	$1,294,050

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

Below is a breakdown of loans by risk rating as of December 31, 2022:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$628,999	$5,771	$6,046	$—	$—	$640,816
Agricultural real estate	67,248	549	1,634	—	—	69,431
Multi-family real estate	205,601	—	—	—	—	205,601
Construction and land development	101,681	—	—	—	—	101,681
C&I/Agricultural operating:
Commercial and industrial	120,882	5,526	707	—	—	127,115
Agricultural operating	20,896	324	1,904	—	—	23,124
Residential mortgage:
Residential mortgage	82,236	—	2,547	—	—	84,783
Purchased HELOC loans	3,262	—	—	—	—	3,262
Consumer installment:
Originated indirect paper	10,190	—	46	—	—	10,236
Other Consumer	6,878	—	16	—	—	6,894
Total originated loans before SBA PPP loans	1,247,873	12,170	12,900	—	—	1,272,943
SBA PPP loans	—	—	—	—	—	—
Total originated loans	$1,247,873	$12,170	$12,900	$—	$—	$1,272,943
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$83,659	$—	$1,496	$—	$—	$85,155
Agricultural real estate	16,967	—	1,510	—	—	18,477
Multi-family real estate	3,307	—	—	—	—	3,307
Construction and land development	704	—	107	—	—	811
C&I/Agricultural operating:
Commercial and industrial	8,866	—	32	—	—	8,898
Agricultural operating	5,522	—	160	—	—	5,682
Residential mortgage:
Residential mortgage	19,494	—	1,112	—	—	20,606
Consumer installment:
Other Consumer	254	—	2	—	—	256
Total acquired loans	$138,773	$—	$4,419	$—	$—	$143,192
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$712,658	$5,771	$7,542	$—	$—	$725,971
Agricultural real estate	84,215	549	3,144	—	—	87,908
Multi-family real estate	208,908	—	—	—	—	208,908
Construction and land development	102,385	—	107	—	—	102,492
C&I/Agricultural operating:
Commercial and industrial	129,748	5,526	739	—	—	136,013
Agricultural operating	26,418	324	2,064	—	—	28,806
Residential mortgage:
Residential mortgage	101,730	—	3,659	—	—	105,389
Purchased HELOC loans	3,262	—	—	—	—	3,262
Consumer installment:
Originated indirect paper	10,190	—	46	—	—	10,236
Other Consumer	7,132	—	18	—	—	7,150
Gross loans before SBA PPP loans	$1,386,646	$12,170	$17,319	$—	$—	$1,416,135
SBA PPP loans	—	—	—	—	—	—
Gross loans	$1,386,646	$12,170	$17,319	$—	$—	1,416,135
Less:
Unearned net deferred fees and costs and loans in process						(2,585)
Unamortized discount on acquired loans						(1,766)
Allowance for loan losses						(17,939)
Loans receivable, net						$1,393,845

Below is a breakdown of loans by risk rating as of December 31, 2021:

	1 to 5	6	7	8	9	TOTAL
Originated Loans:
Commercial/Agricultural real estate:
Commercial real estate	$572,724	$667	$5,004	$—	$—	$578,395
Agricultural real estate	50,834	1,267	271	—	—	52,372
Multi-family real estate	173,760	290	—	—	—	174,050
Construction and land development	75,146	—	3,467	—	—	78,613
C&I/Agricultural operating:
Commercial and industrial	107,798	57	82	—	—	107,937
Agricultural operating	23,935	764	1,503	—	—	26,202
Residential mortgage:
Residential mortgage	60,754	—	3,101	—	—	63,855
Purchased HELOC loans	3,706	—	165	—	—	3,871
Consumer installment:
Originated indirect paper	15,818	—	153	—	—	15,971
Other Consumer	8,404	—	69	—	—	8,473
Total originated loans before SBA PPP loans	1,092,879	3,045	13,815	—	—	1,109,739
SBA PPP loans	8,755	—	—	—	—	8,755
Total originated loans	$1,101,634	$3,045	$13,815	$—	$—	$1,118,494
Acquired Loans:
Commercial/Agricultural real estate:
Commercial real estate	$116,839	$1,314	$1,917	$—	$—	$120,070
Agricultural real estate	21,051	—	5,072	—	—	26,123
Multi-family real estate	4,299	—	—	—	—	4,299
Construction and land development	735	172	—	—	—	907
C&I/Agricultural operating:
Commercial and industrial	13,931	5	294	—	—	14,230
Agricultural operating	4,936	—	450	—	—	5,386
Residential mortgage:
Residential mortgage	25,869	—	1,266	—	—	27,135
Consumer installment:
Other Consumer	398	—	3	—	—	401
Total acquired loans	$188,058	$1,491	$9,002	$—	$—	$198,551
Total Loans:
Commercial/Agricultural real estate:
Commercial real estate	$689,563	$1,981	$6,921	$—	$—	$698,465
Agricultural real estate	71,885	1,267	5,343	—	—	78,495
Multi-family real estate	178,059	290	—	—	—	178,349
Construction and land development	75,881	172	3,467	—	—	79,520
C&I/Agricultural operating:
Commercial and industrial	121,729	62	376	—	—	122,167
Agricultural operating	28,871	764	1,953	—	—	31,588
Residential mortgage:
Residential mortgage	86,623	—	4,367	—	—	90,990
Purchased HELOC loans	3,706	—	165	—	—	3,871
Consumer installment:
Originated indirect paper	15,818	—	153	—	—	15,971
Other Consumer	8,802	—	72	—	—	8,874
Gross loans before SBA PPP loans	$1,280,937	$4,536	$22,817	$—	$—	$1,308,290
SBA PPP loans	8,755	—	—	—	—	8,755
Gross loans	$1,289,692	$4,536	$22,817	$—	$—	1,317,045
Less:
Unearned net deferred fees and costs and loans in process						(2,482)
Unamortized discount on acquired loans						(3,600)
Allowance for loan losses						(16,913)
Loans receivable, net						$1,294,050

     Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the twelve months ended December 31, 2022 and December 31, 2021. A summary of the changes in those loans is as follows:

	Twelve months ended	Twelve months ended
	December 31, 2022	December 31, 2021
Balance—beginning of period	$32,423	$26,483
New loan originations	7,994	14,992
Repayments	(2,007)	(9,052)
Balance—end of period	$38,410	$32,423
Available and unused lines of credit	$—	$75
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

Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Twelve months ended December 31, 2022:
Allowance for Loan Losses:
Beginning balance, January 1, 2022	$12,354	$1,959	$518	$225	$774	$15,830
Charge-offs	(157)	(310)	(35)	(45)	—	(547)
Recoveries	74	35	2	50	—	161
Provision	1,280	571	89	(109)	34	1,865
Total Allowance on originated loans	13,551	2,255	574	121	808	17,309
Other acquired loans:
Beginning balance, January 1, 2022	856	69	130	28	—	1,083
Charge-offs	(48)	(36)	(33)	(3)	—	(120)
Recoveries	28	1	27	1	—	57
Provision	(302)	29	(99)	(18)	—	(390)
Total allowance on other acquired loans	534	63	25	8	—	630
Total allowance on acquired loans	534	63	25	8	—	630
Ending Balance, December 31, 2022	$14,085	$2,318	$599	$129	$808	$17,939
Allowance for Loan Losses at December 31, 2022:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$519	$249	$48	$10	$—	$826
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$13,566	$2,069	$551	$119	$808	$17,113
Loans Receivable as of December 31, 2022:
Ending balance of originated loans	$1,017,529	$150,239	$88,045	$17,130	$—	$1,272,943
Ending balance of purchased credit-impaired loans	5,748	362	890	—	—	7,000
Ending balance of other acquired loans	102,002	14,218	19,716	256	—	136,192
Ending balance of loans	$1,125,279	$164,819	$108,651	$17,386	$—	$1,416,135
Ending balance: individually evaluated for impairment	$16,874	$3,292	$5,998	$755	$—	$26,919
Ending balance: collectively evaluated for impairment	$1,108,405	$161,527	$102,653	$16,631	$—	$1,389,216

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Twelve months ended December 31, 2021:
Allowance for Loan Losses:
Beginning balance, January 1, 2021	$10,271	$2,112	$1,041	$489	$906	$14,819
Charge-offs	(51)	—	—	(54)	—	(105)
Recoveries	14	110	9	41	—	174
Provision	2,120	(263)	(532)	(251)	(132)	942
Total Allowance on originated loans	12,354	1,959	518	225	774	15,830
Other acquired loans:
Beginning balance, January 1, 2021	1,684	141	335	64	—	2,224
Charge-offs	(200)	(7)	—	(27)	—	(234)
Recoveries	14	13	4	4	—	35
Provision	(642)	(78)	(209)	(13)	—	(942)
Total Allowance on other acquired loans	856	69	130	28	—	1,083
Total Allowance on acquired loans	856	69	130	28	—	1,083
Ending balance, December 31, 2021	$13,210	$2,028	$648	$253	$774	$16,913
Allowance for Loan Losses at December 31, 2021:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$797	$99	$113	$—	$—	$1,009
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$12,413	$1,929	$535	$253	$774	$15,904
Loans Receivable as of December 31, 2021:
Ending balance of originated loans	$883,430	$142,894	$67,726	$24,444	$—	$1,118,494
Ending balance of purchased credit-impaired loans	9,060	1,101	1,044	—	—	11,205
Ending balance of other acquired loans	142,339	18,515	26,091	401	—	187,346
Ending balance of loans	$1,034,829	$162,510	$94,861	$24,845	$—	$1,317,045
Ending balance: individually evaluated for impairment	$21,792	$3,337	$7,007	$257	$—	$32,393
Ending balance: collectively evaluated for impairment	$1,013,037	$159,173	$87,854	$24,588	$—	$1,284,652

Loans receivable by loan type as of the end of the periods shown below were as follows:

	Commercial/Agricultural Real Estate Loans		C&I/Agricultural operating		Residential Mortgage		Consumer Installment		Totals
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Performing loans
Performing TDR loans	$1,336	$4,618	$960	$649	$2,875	$2,681	$—	$36	$5,171	$7,984
Performing loans other	1,115,465	1,021,346	162,417	160,570	104,287	90,591	17,345	24,729	1,399,514	1,297,236
Total performing loans	1,116,801	1,025,964	163,377	161,219	107,162	93,272	17,345	24,765	1,404,685	1,305,220

Nonperforming loans (1)
Nonperforming TDR loans	1,878	3,389	391	554	348	593	—	3	2,617	4,539
Nonperforming loans other	6,600	5,476	1,051	737	1,141	996	41	77	8,833	7,286
Total nonperforming loans	8,478	8,865	1,442	1,291	1,489	1,589	41	80	11,450	11,825
Total loans	$1,125,279	$1,034,829	$164,819	$162,510	$108,651	$94,861	$17,386	$24,845	$1,416,135	$1,317,045
(1)Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s commercial/agricultural real estate and non-real estate, consumer real estate and non-real estate and purchased third party loans as of December 31, 2022 and 2021, respectively, was as follows:

	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
December 31, 2022
Commercial/Agricultural real estate:
Commercial real estate	$202	$88	$—	$290	$5,736	$6,026	$719,945	$725,971
Agricultural real estate	4,992	—	—	4,992	2,742	7,734	80,174	87,908
Multi-family real estate	—	—	—	—	—	—	208,908	208,908
Construction and land development	3,975	—	—	3,975	—	3,975	98,517	102,492
C&I/Agricultural operating:
Commercial and industrial	—	26	—	26	552	578	135,435	136,013
SBA PPP loans	—	—	—	—	—	—	—	—
Agricultural operating	826	—	—	826	890	1,716	27,090	28,806
Residential mortgage:
Residential mortgage	767	479	236	1,482	1,253	2,735	102,654	105,389
Purchased HELOC loans	—	—	—	—	—	—	3,262	3,262
Consumer installment:
Originated indirect paper	15	—	—	15	27	42	10,194	10,236
Other Consumer	39	2	10	51	4	55	7,095	7,150
Total	$10,816	$595	$246	$11,657	$11,204	$22,861	$1,393,274	$1,416,135
December 31, 2021
Commercial/Agricultural real estate:
Commercial real estate	$36	$—	$—	$36	$5,374	$5,410	$693,055	$698,465
Agricultural real estate	498	4	—	502	3,490	3,992	74,503	78,495
Multi-family real estate	—	—	—	—	—	—	178,349	178,349
Construction and land development	—	—	—	—	—	—	79,520	79,520
C&I/Agricultural operating:
Commercial and industrial	—	32	—	32	298	330	121,837	122,167
SBA PPP loans	—	—	—	—	—	—	8,755	8,755
Agricultural operating	1,123	—	—	1,123	993	2,116	29,472	31,588
Residential mortgage:
Residential mortgage	1,471	487	156	2,114	1,268	3,382	87,608	90,990
Purchased HELOC loans	117	—	—	117	165	282	3,589	3,871
Consumer installment:
Originated indirect paper	38	27	—	65	55	120	15,851	15,971
Other Consumer	58	10	4	72	22	94	8,780	8,874
Total	$3,341	$560	$160	$4,061	$11,665	$15,726	$1,301,319	$1,317,045

At December 31, 2022, the Company individually evaluated loans for impairment with a recorded investment of $26,823, consisting of (1) $7,000 PCI loans, with a carrying amount of $6,904; (2) $7,018 TDR loans, net of TDR PCI loans; and (3) $12,901 of substandard non-TDR loans, non-PCI loans. The $26,823 total of loans individually evaluated for impairment includes $5,171 of performing TDR loans. At December 31, 2021, the Company individually evaluated loans for impairment with a recorded investment of $31,740, consisting of (1) $11,205 PCI loans, with a carrying amount of $10,552; (2) $9,860 TDR loans, net of TDR PCI loans; and (3) $11,328 of substandard non-TDR loans, non-PCI loans. The $31,740 total of loans individually evaluated for impairment includes $7,984 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of loans evaluated for impairment as of December 31, 2022 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2022
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$9,741	$9,766	$—	$13,657	$549
C&I/Agricultural operating	2,744	2,754	—	4,467	200
Residential mortgage	5,846	5,907	—	6,304	276
Consumer installment	745	745	—	307	5
Total	$19,076	$19,172	$—	$24,735	$1,030
With An Allowance Recorded:
Commercial/Agricultural real estate	$7,108	$7,108	$519	$6,028	$273
C&I/Agricultural operating	538	538	249	273	48
Residential mortgage	91	91	48	298	65
Consumer installment	10	10	10	2	2
Total	$7,747	$7,747	$826	$6,601	$388
December 31, 2022 Totals
Commercial/Agricultural real estate	$16,849	$16,874	$519	$19,685	$822
C&I/Agricultural operating	3,282	3,292	249	4,741	248
Residential mortgage	5,937	5,998	48	6,603	341
Consumer installment	755	755	10	310	7
Total	$26,823	$26,919	$826	$31,336	$1,418
At December 31, 2022, the Company had six residential real estate loans, secured by residential real estate properties, for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction, with a recorded investment of $258. At December 31, 2022, the Company had three commercial real estate loans, secured by commercial and agricultural real estate properties, for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction, with a recorded investment of $6,294.

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

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty, and the Bank grants a concession to that borrower that the Bank would not otherwise consider, except for the borrower’s financial difficulties. Concessions may include: extension of the loan’s term, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There was one accruing, delinquent TDR, greater than 60 days past due, with a recorded investment of $15 at December 31, 2022, compared to one accruing, delinquent TDR, greater than 60 days past due, with a recorded investment of $4 at December 31, 2021.
Following is a summary of TDR loans by accrual status as of December 31, 2022 and December 31, 2021.

	December 31	December 31
	2022	2021
Troubled debt restructure loans:
Accrual status	$5,171	$7,984
Non-accrual status	2,617	4,539
Total	$7,788	$12,523
There was one TDR commitment totaling $26 meeting our TDR criteria as of December 31, 2022 and there were no TDR commitments meeting our TDR criteria as of December 31, 2021. There were unused lines of credit totaling $484 and $10 meeting our TDR criteria as of December 31, 2022 and December 31, 2021, respectively.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the years ended December 31, 2022 and December 31, 2021:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Twelve months ended December 31, 2022
TDRs:
Commercial/Agricultural real estate	7	$1,241	$—	$1,964	$—	$3,205	$3,205	$—
C&I/Agricultural operating	5	1,424	—	736	—	2,160	2,160	—
Residential mortgage	11	116	147	507	—	770	770	—
Consumer installment	—	—	—	—	—	—	—	—
Totals	23	$2,781	$147	$3,207	$—	$6,135	$6,135	$—

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Twelve months ended December 31, 2021
TDRs:
Commercial/Agricultural real estate	3	$39	$81	$—	$—	$120	$120	$—
C&I/Agricultural operating	1	—	—	240	—	240	240	—
Residential mortgage	8	252	295	202	—	749	749	—
Consumer installment	3	6	—	18	—	24	24	—
Totals	15	$297	$376	$460	$—	$1,133	$1,133	$—

A summary of loans by loan class modified in a troubled debt restructuring as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	14	$3,214	19	$8,007
C&I/Agricultural operating	8	1,351	7	1,203
Residential mortgage	45	3,223	43	3,274
Consumer installment	—	—	7	39
Total loans	67	$7,788	76	$12,523

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the years ended December 31, 2022 and December 31, 2021, as well as the recorded investment in these restructured loans as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/Agricultural real estate	—	$—	—	$—
C&I/Agricultural operating	1	231	—	—
Residential mortgage	2	40	—	—
Consumer installment	—	—	1	3
Total troubled debt restructurings	3	$271	1	$3

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	December 31, 2022	December 31, 2021
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$7,000	$11,205
Carrying amount	$6,904	$10,552
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$136,192	$187,346
Carrying amount	$134,522	$184,399
Total acquired loans
Outstanding balance	$143,192	$198,551
Carrying amount	$141,426	$194,951

The table below shows scheduled accretion by year for the accretable difference recognized due to fair value purchase accounting on recent whole bank acquisitions. In addition, the table below includes $1,165 of accretable discount from purchased impaired loans with the original non-accretable discount transferred to accretable discount. The accretion on this balance is scheduled to be approximately $80 in 2023; however, large balance payoffs, as seen in 2022, 2021 and 2020, would accelerate this accretion and lower future years accretion.

Fiscal years ending December 31,	Purchase Accounting Accretable Discount
2023	$363
2024	215
2025	180
2026	84
2027	77
Thereafter	751
Total	$1,670

The following table provides changes in non-accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

	December 31, 2022	December 31, 2021
Balance at beginning of period	$653	$1,087
Additions to non-accretable difference for acquired purchased credit impaired loans	—	—
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(239)	(105)
Transfers from non-accretable difference to accretable discount	(126)	(329)
Non-accretable difference transferred to OREO due to loan foreclosure	(192)	—
Balance at end of period	$96	$653

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of the one- to four-family residential mortgage loans as of December 31, 2022 and December 31, 2021 were $523,736 and $556,086, respectively. These residential mortgage loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and Federal National Mortgage Association.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $2,649 and $2,781, at December 31, 2022 and December 31, 2021, respectively. Mortgage servicing rights activity for the years ended December 31, 2022 and December 31, 2021 was as follows:

	As of and for the twelve months ended	As of and for the twelve months ended
	December 31, 2022	December 31, 2021
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$4,727	$5,266
Increase in mortgage servicing rights resulting from transfers of financial assets	323	1,100
Amortization during the period	(788)	(1,639)
Mortgage servicing rights, end of period	4,262	4,727
Valuation allowance, beginning of period	(566)	(2,014)
Additions	—	—
Recoveries	566	1,448
Valuation allowance, end of period	—	(566)
Mortgage servicing rights, net	$4,262	$4,161
Fair value of mortgage servicing rights, end of period	$5,665	$4,312
Residential mortgage loans serviced for others	$523,736	$556,086
The current period change in valuation allowance is included in expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $1,385 and $1,414 for the years ended December 31, 2022 and December 31, 2021, respectively. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at December 31, 2022 was determined using discount rates ranging from 9.5% to 12.5%. Fair value at December 31, 2021 was determined using discount rates ranging from 9% to 12%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.
At December 31, 2022, the estimated future aggregate amortization expense for the mortgage servicing rights is as follows. The estimated amortization expense is based on existing mortgage servicing asset balances. The timing of amortization expense actually recognized in future periods may differ significantly based on actual prepayment speeds, mortgage interest rates and other factors.

Amortization Expense
2023	$620
2024	568
2025	515
2026	462
2027	410
After 2027	1,687
Total	$4,262

NOTE 5 - OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment for each of the periods shown below consisted of the following:

	December 31, 2022	December 31, 2021
Land	$3,856	$4,215
Buildings	16,856	16,781
Furniture, equipment and vehicles	10,255	8,854
Subtotals	30,967	29,850
Less--Accumulated depreciation	(10,474)	(8,681)
Office properties and equipment, net	$20,493	$21,169
Depreciation expense was $2,357 for the year ended December 31, 2022 and $2,255 for the year ended December 31, 2021.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS
Goodwill— The beginning and ending balance of goodwill was $31,498 during the periods ended December 31, 2022 and December 31, 2021. There were no changes to goodwill during either period.

Intangible assets--Intangible assets consist of core deposit intangibles arising from various bank acquisitions. A summary of intangible assets and related amortization for the periods shown below follows:

	Year ended	Year Ended
	December 31, 2022	December 31, 2021
Gross carrying amount	$12,180	$12,180
Accumulated amortization	(9,731)	(8,282)
Net book value	$2,449	$3,898
Amortization during the period	$1,449	$1,596
At December 31, 2022, the estimated future aggregate amortization expense for the intangible assets are as follows:

Intangible Assets
2023	$755
2024	715
2025	584
2026	395
Total	$2,449

NOTE 7—LEASES
We have operating leases for 1 corporate office, 4 bank branch offices, 1 former bank branch office, and 1 ATM location. Our leases have remaining lease terms of 0.83 years to 5.50 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of December 31, 2022, we have no additional lease commitments that have not yet commenced. Lease costs are included in non-interest expense/occupancy in the consolidated statement of operations.

	Twelve Months Ended
	December 31, 2022	December 31, 2021
The components of total lease costs were as follows:
Operating lease cost	$554	$558
Variable lease cost	47	47
Total lease cost	$601	$605

The components of total lease income were as follows:
Operating lease income	$34	$33

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$556	$553
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$215	$2

	December 31, 2022	December 31, 2021
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$1,700	$2,159
Operating lease liabilities	$1,945	$2,228

Weighted average remaining lease term in years; operating leases	4.89	5.55
Weighted average discount rate; operating leases	2.98%	2.73%
Cash obligations and receipts under lease contracts as of December 31, 2022 are as follows:

Fiscal years ending December 31,	Payments	Receipts
2023	$539	$27
2024	467	10
2025	452	—
2026	396	—
2027	401	—
Thereafter	141	—
Total lease payments	2,396	$37
Less: effects of discounting	(451)
Lease liability recognized	$1,945
In November of 2022 we closed our leased Red Wing, Minnesota branch. We considered the branch closure a triggering event that required us to test the right of use asset for impairment. The carrying amount of the right of use asset was compared to its fair value, which was determined based on an estimate of future sublease income. It was determined that the right of use asset was impaired and a $180 impairment loss was recorded. This impairment loss is included in other non-interest expense in the consolidated statements of operations.

NOTE 8—DEPOSITS
The following is a summary of deposits by type at December 31, 2022 and December 31, 2021, respectively:

	December 31, 2022	December 31, 2021
Non interest bearing demand deposits	$284,722	$276,631
Interest bearing demand deposits	371,210	396,231
Savings accounts	220,019	222,674
Money market accounts	323,435	288,985
Certificate accounts	225,334	203,014
Total deposits	$1,424,720	$1,387,535

At December 31, 2022, the scheduled maturities of time deposits were as follows:

2023	$128,459
2024	84,604
2025	10,117
2026	1,548
2027	606
Total	$225,334
Time deposits of $250 or more were $66,827 and $22,381 at December 31, 2022 and December 31, 2021, respectively. Brokered deposits were $39,841 and $11 at December 31, 2022 and December 31, 2021, respectively.
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at December 31, 2022 and December 31, 2021 amounted to $33,673, and $34,093, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
    A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2022 and December 31, 2021 is as follows:

	December 31, 2022				December 31, 2021
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2022	$—	—%	—%	2022	$11,000	2.45%	2.45%
	2023	117,000	1.43%	4.31%	2023	20,000	1.43%	1.44%
	2024	20,530	0.00%	1.45%	2024	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2029	—	—%	—%	2029	42,500	1.00%	1.13%
	2030	—	—%	—%	2030	12,500	0.52%	0.86%
Subtotal		142,530				111,530
Unamortized discount on acquired notes		—				(3)
Federal Home Loan Bank advances, net		$142,530				$111,527

Other borrowings:
Senior notes (5)	2034	$23,250	3.00%	6.75%	2031	$28,856	3.00%	3.50%

Subordinated notes (6)	2027	$—	—%	—%	2027	$15,000	6.75%	6.75%
	2030	15,000	6.00%	6.00%	2030	15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	—	—%	—%
		$50,000				$30,000

Unamortized debt issuance costs		(841)				(430)
Total other borrowings		$72,409				$58,426

Totals		$214,939				$169,953
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had pledged balances of $984,878 and $861,900 at December 31, 2022 and 2021, respectively. At December 31, 2022, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $256,773 compared to $204,271 as of December 31, 2021.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $157,530 and $123,530, during the twelve months ended December 31, 2022 and December 31, 2021, respectively.
(3) The weighted-average interest rates on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2022 and December 31, 2021 were 4.09% and 2.45%, respectively.
(4)    At December 31, 2022, no FHLB term notes can be called by the FHLB. At December 31, 2021, FHLB term notes totaling $55,000 could be called by the FHLB on a quarterly basis, and if not called, would mature at various dates in 2029 and 2030. These notes were called by the FHLB in 2022.
(5)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022, requiring quarterly interest-only payments through March 2025, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
(b) A $5,000 line of credit, maturing in August 2023, that remains undrawn upon.

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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $191,650 and $176,150 at December 31, 2022 and 2021, respectively.
Federal Funds Purchased Lines of Credit
The Bank maintains three unsecured federal funds purchased lines of credit with its banking partners which total $75,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of December 31, 2022 or December 31, 2021.
Federal Reserve Borrowings
At December 31, 2022 and 2021, the Bank had the ability to borrow $4,118 and $847 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $5,421 and $863 as of December 31, 2022 and 2021, respectively. There were no Federal Reserve borrowings outstanding as of December 31, 2022 and 2021.
Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“FRB PPPLF”) Program

The Bank originated Small Business Administration’s Paycheck Protection Program (“SBA PPP”) loans and complied with the requirements to pledge these loans to the FRB PPPLF program which provided 100% funding for SBA PPP loans upon request. This FRB PPPLF program expired on July 30, 2021. The Bank had no outstanding loan balances under this facility at December 31, 2021. There were no month-end borrowed amounts outstanding under this agreement during the twelve months ended December 31, 2021. In July 2021, the bank pledged these SBA PPP loans to the FHLB.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2022 and 2021, the most recent notifications from our regulatory agency categorized the Bank as “Well Capitalized” under the regulatory framework for Prompt Corrective Action. There are no conditions or events since these notifications that management believes have changed the Bank’s category.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2022 and 2021, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2022
Total capital (to risk weighted assets)	$221,361	14.2%	$124,971	> =	8.0%	$156,213	> =	10.0%
Tier 1 capital (to risk weighted assets)	203,422	13.0%	93,728	> =	6.0%	124,971	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	203,422	13.0%	70,296	> =	4.5%	101,539	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	203,422	11.5%	70,610	> =	4.0%	88,262	> =	5.0%
As of December 31, 2021
Total capital (to risk weighted assets)	$187,783	13.4%	$111,694	> =	8.0%	$139,618	> =	10.0%
Tier 1 capital (to risk weighted assets)	170,870	12.2%	83,771	> =	6.0%	111,694	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	170,870	12.2%	62,828	> =	4.5%	90,752	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	170,870	10.0%	68,323	> =	4.0%	85,403	> =	5.0%
The Company’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2022 and 2021, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of December 31, 2022
Total capital (to risk weighted assets)	$218,737	14.0%	$124,971	> =	8.0%
Tier 1 capital (to risk weighted assets)	150,798	9.7%	93,728	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	150,798	9.7%	70,296	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	150,798	8.5%	70,610	> =	4.0%
As of December 31, 2021
Total capital (to risk weighted assets)	$182,242	13.1%	$111,694	> =	8.0%
Tier 1 capital (to risk weighted assets)	135,329	9.7%	83,771	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	135,329	9.7%	62,828	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	135,329	7.9%	68,323	> =	4.0%
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
The Company’s ability to pay dividends is also subject to the terms of its Subordinated Note Purchase Agreements dated August 27, 2020 and March 11, 2022, and Business Note Agreement dated June 26, 2019, which prohibits the Company from making dividend payments while an event of default has occurred and is continuing under the loan agreement or from allowing payment of a dividend which would create an event of default.
The following table reflects the annual cash dividend paid in the years ended December 31, 2022 and 2021, respectively.

	December 31, 2022	December 31, 2021
Cash dividends per share	$0.26	$0.23
Stockholder record date	02/14/2022	02/11/2021
Dividend payment date	02/28/2022	02/25/2021
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
The following table presents a summary of commitments described below as of December 31, 2022 and 2021, respectively:

	Contract or Notional Amount at December 31,	Contract or Notional Amount at December 31,
	2022	2021
Commitments to extend credit	$243,045	$270,985
Commercial standby letter of credit	$4,252	$3,825
Commitment to contribute capital to SBIC	$2,400	$2,400
Commitment to contribute capital to investment company	$2,340	$2,640
Commitments to extend credit—Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Letters of credit—Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans. The Company has recorded no liability associated with standby letters of credit as of December 31, 2022 and 2021.
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
NOTE 12—RETIREMENT PLAN
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $621 and $613 for the year ended December 31, 2022 and 2021, respectively.
NOTE 13 - STOCK-BASED COMPENSATION
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of December 31, 2022, there are no awarded unvested restricted shares and 58,000 awarded unexercised options remaining from the plan. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised incentive stock options expire within 10 years of the grant date.
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock reserved and available for issuance under the 2018 Equity Incentive Plan is 350,000 shares. As of December 31, 2022, 221,030 restricted shares had been granted under this plan. This amount includes 11,834 shares of performance based restricted stock granted in 2019 and issued in January 2022 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2019 and ending December 31, 2021. In addition, it includes 1,119 shares of performance based restricted stock granted in 2020 and 638 shares of performance based restricted stock granted in 2021 issued in August of 2022. Both of these issuances were approved by the Compensation Committee in accordance with plan documents and were to a former employee. As of December 31, 2022, no stock options had been granted under this plan.
Net compensation expense related to restricted stock awards from these plans was $860 and $797 for the years ended December 31, 2022 and 2021, respectively.

Restricted Common Stock Awards

	Year ended		Year ended
	December 31, 2022		December 31, 2021
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,630	$11.20	57,242	$12.23
Granted	43,465	13.99	64,399	10.78
Vested	(40,843)	12.12	(44,511)	13.26
Forfeited	(2,626)	11.04	(1,500)	10.78
Unvested and outstanding at end of period	75,626	$12.30	75,630	$11.20
The Company accounts for stock-based employee compensation related to the Company’s 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The net compensation cost recognized for stock-based employee compensation from this plan for the years ended December 31, 2022 and 2021 was $3 and $8, respectively.
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Year ended December 31, 2022
Outstanding at beginning of year	65,900	$11.20
Exercised	(7,900)	8.95
Forfeited or expired	—	—
Outstanding at end of period	58,000	11.51	3.73	$65
Exercisable at end of period	58,000	$11.51	3.73	$65
Year ended December 31, 2021
Outstanding at beginning of year	72,300	$11.05
Exercised	(5,800)	8.99
Forfeited or expired	(600)	13.76
Outstanding at end of year	65,900	11.20	4.61	$—
Exercisable at end of year	61,700	$11.03	4.54	$4
Information related to the 2008 Equity Incentive Plan during each period follows:

	Year ended December 31,	Year ended December 31,
	2022	2021
Intrinsic value of options exercised	$38	$28
Cash received from options exercised	$71	$52
Tax benefit realized from options exercised	$—	$—

NOTE 14 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Year ended December 31,	Year ended December 31,
	2022	2021
Current tax provision
Federal	$3,565	$4,761
State	1,749	2,002
	5,314	6,763
Deferred tax provision (benefit)
Federal	355	585
State	151	345
	506	930
Total	$5,820	$7,693
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Year ended December 31,		Year ended December 31,
	2022		2021
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$4,952	21.0%	$6,082	21.0%
State income taxes, net of federal	1,501	6.4%	1,854	6.4%
Tax credits	(514)	(2.2)%	—	—%
Bank owned life insurance	(135)	(0.6)%	(132)	(0.4)%
Tax exempt interest	(59)	(0.3)%	(52)	(0.2)%
Other	75	0.4%	(59)	(0.2)%
Total	$5,820	24.7%	$7,693	26.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and December 31, 2021, respectively:

	Year ended December 31,	Year ended December 31,
	2022	2021
Deferred tax assets:
Allowance for loan losses	$4,934	$4,587
Deferred loan costs/fees	591	558
Restricted stock	243	189
Economic performance accruals	871	981
Loan discounts	375	854
Lease liability	535	613
Net unrealized losses on securities available for sale	6,697	—
Other	44	71
Deferred tax assets	$14,290	$7,853
Deferred tax liabilities:
Office properties and equipment	(2,098)	(1,595)
Federal Home Loan Bank stock	(129)	(129)
Core deposit intangible	(1,019)	(1,298)
Net gain on equity securities	(710)	(641)
Prepaid expenses	(250)	(198)
Mortgage servicing rights	(1,172)	(1,144)
Leases; right of use asset	(467)	(594)
Net unrealized gains on securities available for sale	—	(61)
Deferred tax liabilities	$(5,845)	$(5,660)
Net deferred tax assets	$8,445	$2,193
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies”, above. At December 31, 2022 and December 31, 2021, respectively, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2022, years open to examination by the U.S. Internal Revenue Service include taxable years ended December 31, 2019 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Investment securities:
U.S. government agency obligations	$18,313	$—	$18,313	$—
Obligations of states and political subdivisions	—	—	—	—
Mortgage-backed securities	78,610	—	78,610	—
Corporate debt securities	40,251	—	40,251	—
Corporate asset-backed securities	28,817	—	28,817	—
Total investment securities	165,991	—	165,991	—
Equity investments:
Equity investments	338	338	—	—
Equity investments measured at NAV(1)	1,456	—	—	—
Total equity investments	1,794	338	—	—
Total	$167,785	$338	$165,991	$—

December 31, 2021
Investment securities:
U.S. government agency obligations	$26,265	$—	$26,265	$—
Obligations of states and political subdivisions	140	—	140	—
Mortgage-backed securities	107,167	—	107,167	—
Corporate debt securities	35,588	—	35,588	—
Corporate asset-backed securities	33,908	—	33,908	—
Total Investment Securities	203,068	—	203,068	—
Equity investments:
Equity investments	368	368	—	—
Equity investments measured at NAV(1)	960	—	—	—
Total equity investments	1,328	368	—	—
Total	$204,396	$368	$203,068	$—
(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to                         permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
For the years ended December 31, 2022 and December 31, 2021, the Company did not own any securities for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2022 or December 31, 2021. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2022 or December 31, 2021, respectively.

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2022 and December 31, 2021:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Foreclosed and repossessed assets, net	$1,271	$—	$—	$1,271
Impaired loans with allocated allowances	6,920	—	—	6,920
Mortgage servicing rights	4,262	—	—	5,665
Total	$12,453	$—	$—	$13,856
December 31, 2021
Foreclosed and repossessed assets, net	$1,408	$—	$—	$1,408
Impaired loans with allocated allowances	5,580	—	—	5,580
Mortgage servicing rights	4,161	—	—	4,312
Total	$11,149	$—	$—	$11,300
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at December 31, 2022 and December 31, 2021.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
December 31, 2022
Foreclosed and repossessed assets, net	$1,271	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$6,920	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,665	Discounted cash flows	Discounted rates	9.5% - 12.5%
December 31, 2021
Foreclosed and repossessed assets, net	$1,408	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$5,580	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$4,312	Discounted cash flows	Discounted rates	9% - 12%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		December 31, 2022		December 31, 2021
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$35,363	$35,363	$47,691	$47,691
Other interest bearing deposits	(Level II)	249	250	1,511	1,535
Securities available for sale "AFS"	(Level II)	165,991	165,991	203,068	203,068
Securities held to maturity "HTM"	(Level II)	96,379	76,779	71,141	69,177
Equity investments	(Level I)	338	338	368	368
Equity investments valued at NAV (1)	N/A	1,456	1,456	960	960
Other investments	(Level II)	15,834	15,834	15,305	15,305
Loans receivable, net	(Level III)	1,393,845	1,342,838	1,294,050	1,319,293
Loans held for sale - Residential mortgage	(Level I)	—	—	1,224	1,250
Loans held for sale - SBA	(Level II)	—	—	5,446	5,776
Mortgage servicing rights	(Level III)	4,262	5,665	4,161	4,312
Accrued interest receivable	(Level I)	5,285	5,285	3,916	3,916
Financial liabilities:
Deposits	(Level III)	$1,424,720	$1,420,871	$1,387,535	$1,388,390
FHLB advances	(Level II)	142,530	141,060	111,527	113,285
Other borrowings	(Level I)	72,409	72,409	58,426	58,426
Accrued interest payable	(Level I)	968	968	586	586
(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.

NOTE 16—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share is as follows:

	Year ended	Year ended
(Share count in thousands)	December 31, 2022	December 31, 2021
Basic
Net income attributable to common shareholders	$17,761	$21,266
Weighted average common shares outstanding	10,505	10,717
Basic earnings per share	$1.69	$1.98
Diluted
Net income attributable to common shareholders	$17,761	$21,266
Weighted average common shares outstanding	10,505	10,717
Add: Dilutive stock options outstanding	9	10
Average shares and dilutive potential common shares	10,514	10,727
Diluted earnings per share	$1.69	$1.98
Additional common stock option shares that have not been included due to their antidilutive effect	21	21

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income (loss):

	For the year ended, December 31,			For the year ended, December 31,
	2022			2021
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized losses on securities:
Net unrealized losses arising during the period	$(24,575)	$6,758	$(17,817)	$(1,261)	$352	$(909)
Reclassification adjustment for gains included in net income	—	—	—	(573)	153	(420)
Other comprehensive loss	$(24,575)	$6,758	$(17,817)	$(1,834)	$505	$(1,329)
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the years ended December 31, 2022 and December 31, 2021 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2021	$2,056	$1,490
Current year-to-date other comprehensive loss	(1,834)	(1,329)
Ending balance, December 31, 2021	$222	$161
Current year-to-date other comprehensive loss	(24,575)	(17,817)
Ending balance, December 31, 2022	$(24,353)	$(17,656)
Reclassifications out of accumulated other comprehensive income (loss) for the twelve months ended December 31, 2022 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—		Net gains (losses) on investment securities
Tax effect	—		Provision for income taxes
Total reclassifications for the period	$—		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.
Reclassifications out of accumulated other comprehensive income (loss) for the twelve months ended December 31, 2021 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$573		Net gains (losses) on investment securities
Tax effect	(153)		Provision for income taxes
Total reclassifications for the period	$420		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

NOTE 18—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY
The following condensed balance sheets as of December 31, 2022 and 2021, and condensed statements of operations and cash flows for the years ended December 31, 2022 and 2021, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Condensed Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$19,221	$22,465
Equity investments	946	360
Other assets	386	386
Investment in subsidiary	219,714	206,427
Total assets	$240,267	$229,638
Liabilities and Stockholders' Equity
Other borrowings	$72,409	$58,426
Other liabilities	770	346
Total liabilities	73,179	58,772
Total stockholders’ equity	167,088	170,866
Total liabilities and stockholders’ equity	$240,267	$229,638
Statements of Operations

	Year ended December 31,	Year ended December 31,
	2022	2021
Interest income	$—	$—
Interest expense	4,296	2,946
Net interest expense	(4,296)	(2,946)
Dividend income from bank subsidiary	6,000	12,500
Non-interest income	422	—
Non-interest expense	(918)	(673)
Net income before benefit for income taxes and equity in undistributed income of subsidiaries	1,208	8,881
Benefit for income taxes	1,310	989
Net earnings before equity in undistributed income of subsidiaries	2,518	9,870
Equity in undistributed income of subsidiaries	15,243	11,396
Net income	$17,761	$21,266

Statements of Cash Flows

	Year ended December 31,	Year ended December 31,
	2022	2021
Change in cash and cash equivalents:
Cash flows from operating activities:
Net income	$17,761	$21,266
Depreciation expense	13	12
Net valuation gain on equity securities	(422)	—
Stock based compensation expense	3	8
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(21,243)	(23,896)
Net change in:
Other assets	(14)	(23)
Other liabilities	424	(33)
Net cash used in operating activities	(3,478)	(2,666)
Cash flows from investing activities:
Purchase of equity investments	(300)	(360)
Equity investment capital distribution	136	—
Capital contribution to bank subsidiary	(15,000)	—
Net cash used in investing activities	(15,164)	(360)
Cash flows from financing activities:
Proceeds from other borrowings, net of origination costs	34,191	—
Amortization of debt issuance costs	398	98
Other borrowings principal reductions	(5,606)	—
Other borrowings called and repaid	(15,000)	—
Repurchase shares of common stock	(1,764)	(7,951)
Surrender of restricted shares of common stock	(150)	(30)
Common stock options exercised	71	52
Dividend from bank subsidiary	6,000	12,500
Cash dividends paid	(2,742)	(2,511)
Net cash provided by financing activities	15,398	2,158
Net decrease in cash and cash equivalents	(3,244)	(868)
Cash and cash equivalents at beginning of year	22,465	23,333
Cash and cash equivalents at end of year	$19,221	$22,465

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2022, under the supervision and with the participation of the Company’s management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at reaching a level of reasonable assurance.
The report of management required under Item 9A is included under Item 8 of this report along with the Company’s consolidated financial statements under the heading “Report by Citizens Community Bancorp, Inc.’s Management on Internal Control over Financial Reporting” and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Director Nominations”, “Audit Committee Matters – Audit Committee Financial Expert”, and “Corporate Governance Matters – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2023.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following four outside independent directors: Timothy Olson (Chairman), Richard McHugh, Kristina Bourget and Kathleen Skarvan.
ITEM 11. EXECUTIVE COMPENSATION
The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2023.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2022, with respect to compensation plans under which shares of common stock were issued or available to be issued:

	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Common Shares Available for Future Issuance Under Equity
Plan Category	Warrants and Rights (1)	Warrants and Rights	Compensation Plans (2)
Equity compensation plans approved by security holders	58,000	$11.51	128,970
Equity compensation plans not approved by security holders	—	—	—
Total	58,000	$11.51	128,970

(1)Represents 58,000 shares of our Common Stock to be issued upon exercise of outstanding stock options under the 2008 Equity Incentive Plan (the “Prior Plan”).
(2)Represents 128,970 shares of our Common Stock available for issuance under the 2018 Equity Incentive Plan. No new awards may be granted under the Prior Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:
Report of Independent Registered Public Accounting Firm (Eide Bailly LLP)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements
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

3.4	Amended and Restated Bylaws of the Registrant dated January 23, 2023 (filed herewith).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's annual report on Form 10-K filed on March 10, 2020 (File No. 001-33003)).
4.2
Subordinated Note Purchase Agreement between Citizens Community Bancorp, Inc. and EJF Debt Opportunities Master Fund, LP dated May 30, 2017 (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on May 31, 2017 (File No. 001-33003)).

4.3	Form of Subordinated Note (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed on May 31, 2017 (File No. 001-33003)).

4.4	Form of Subordinated Note Purchase Agreement dated August 27, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on August 27, 2020 (File No. 001-33003)).
4.5	Form of Subordinated Note (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on August 27, 2020 (File No. 001-33003)).
4.6	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on March 14, 2022 (File No. 001-33003).
4.7	Form of Subordinated Note (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on March 14, 2022 (File No. 001-33003)).
4.8	Form of Global Subordinated Note (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed on March 14, 2022 (File No. 001-33003)).
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

10.5+	First Amendment to Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed on March 2, 2022 (File No. 001-33003)).
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

10.11+
Form of Citizens Community Bancorp, Inc. Long Term Incentive Plan Award Agreement for Time-Based Restricted Shares (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed on March 2, 2022 (File No. 001-33003)).

10.12+
Form of Citizens Community Bancorp, Inc. Long Term Incentive Plan Award Agreement for Performance-Based Restricted Shares (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed on March 2, 2022 (File No. 001-33003)).

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

10.19+
Note Modification Agreement, dated October 20, 2021, to the Business Note, dated October 22, 2020 issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K filed on March 2, 2022 (File No. 001-33003)).

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

10.24+
Third Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A., and Stephen Bianchi, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 4, 2022 (File No. 001-33003)).

10.25+
Second Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A. and James S. Broucek, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 4, 2022 (File No. 001-33003)).

10.26
Business Note Renewal, Dated August 1, 2022, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 7, 2022 (File No. 001-33003)).

21	Subsidiaries of the Company as of December 31, 2022 (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (Eide Bailly, LLP) (filed herewith).
31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer (filed herewith).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

+	A management contract or compensatory plan or arrangement
*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
    Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: March 7, 2023	By:	/s/ James S. Broucek
James S. Broucek
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2023	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: March 7, 2023	By:	/s/ Richard McHugh
Richard McHugh Lead Director

Date: March 7, 2023	By:	/s/ Kristina M. Bourget
Kristina M. Bourget Director

Date: March 7, 2023	By:	/s/ Francis E. Felber
Francis E. Felber Director

Date: March 7, 2023	By:	/s/ James D. Moll
James D. Moll Director

Date: March 7, 2023	By:	/s/ Timothy L. Olson
Timothy L. Olson Director

Date: March 7, 2023	By:	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan Director

Date: March 7, 2023	By:	/s/ Michael L. Swenson
Michael L. Swenson Director

Date: March 7, 2023	By:	/s/ James S. Broucek
James S. Broucek Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)