Form 10-Q
period 2023-03-31
Citizens Community Bancorp Inc.
filed 2023-05-04
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At May 4, 2023 there were 10,484,321 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2023 (unaudited) and December 31, 2022
(derived from audited financial statements)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$65,050	$35,363
Other interest bearing deposits	249	249
Securities available for sale "AFS"	173,423	165,991
Securities held to maturity "HTM"	95,301	96,379
Equity investments	2,151	1,794
Other investments	17,428	15,834
Loans receivable	1,420,955	1,411,784
Allowance for credit losses	(22,679)	(17,939)
Loans receivable, net	1,398,276	1,393,845
Loans held for sale	761	—
Mortgage servicing rights, net	4,120	4,262
Office properties and equipment, net	20,197	20,493
Accrued interest receivable	5,550	5,285
Intangible assets	2,245	2,449
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,113	1,271
Bank owned life insurance ("BOLI")	25,118	24,954
Other assets	18,240	16,719
TOTAL ASSETS	$1,860,720	$1,816,386

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,436,793	$1,424,720
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances	182,530	142,530
Other borrowings	67,300	72,409
Other liabilities	9,536	9,639
Total liabilities	1,696,159	1,649,298

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 10,482,821 and 10,425,119 shares issued and outstanding, respectively	105	104
Additional paid-in capital	119,327	119,240
Retained earnings	61,720	65,400
Accumulated other comprehensive loss	(16,591)	(17,656)
Total stockholders’ equity	164,561	167,088
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,860,720	$1,816,386
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2023 and 2022
(in thousands, except per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest and dividend income:
Interest and fees on loans	$17,126	$13,767
Interest on investments	2,547	1,609
Total interest and dividend income	19,673	15,376
Interest expense:
Interest on deposits	4,348	1,068
Interest on FHLB and FRB borrowed funds	1,493	311
Interest on other borrowed funds	1,037	830
Total interest expense	6,878	2,209
Net interest income before provision for credit losses	12,795	13,167
Provision for credit losses	50	—
Net interest income after provision for credit losses	12,745	13,167
Non-interest income:
Service charges on deposit accounts	485	488
Interchange income	551	549
Loan servicing income	569	701
Gain on sale of loans	298	722
Loan fees and service charges	80	92
Net gains on investment securities	56	(37)
Other	253	198
Total non-interest income	2,292	2,713
Non-interest expense:
Compensation and related benefits	5,338	5,398
Occupancy	1,423	1,365
Data processing	1,460	1,301
Amortization of intangible assets	204	399
Mortgage servicing rights expense, net	158	(327)
Advertising, marketing and public relations	136	212
FDIC premium assessment	201	115
Professional services	505	402
Gain on repossessed assets, net	(29)	(7)
New market tax credit depletion	—	163
Other	725	647
Total non-interest expense	10,121	9,668
Income before provision for income taxes	4,916	6,212
Provision for income taxes	1,254	1,506
Net income attributable to common stockholders	$3,662	$4,706
Per share information:
Basic earnings	$0.35	$0.45
Diluted earnings	$0.35	$0.45
Cash dividends paid	$0.29	$0.26
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Three months ended March 31, 2023 and 2022
(in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income attributable to common stockholders	$3,662	$4,706
Other comprehensive gain (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period, net of tax	1,065	(7,123)
Other comprehensive gain (loss), net of tax	1,065	(7,123)
Comprehensive income (loss)	$4,727	$(2,417)
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2023
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2023	10,425,119	$104	$119,240	$65,400	$(17,656)	$167,088
Net income	—	—	—	3,662	—	3,662
Other comprehensive income, net of tax	—	—	—	—	1,065	1,065
Forfeiture of unvested shares	(1,168)	—	—	—	—	—
Surrender of restricted shares of common stock	(10,287)	—	(129)	—	—	(129)
Restricted common stock awarded under the equity incentive plan	50,606	1	—	—	—	1
Restricted common stock issued upon achievement of the 2020 performance criteria	18,551	—	—	—	—	—
Amortization of restricted stock	—	—	216	—	—	216
Cumulative change in accounting principle for adoption of ASU 2016-13	—	—	—	(4,432)	—	(4,432)
Cumulative change in accounting principle for adoption of ASU 2023-02	—	—	—	130	—	130
Cash dividends ($0.29 per share)	—	—	—	(3,040)	—	(3,040)
Balance at March 31, 2023	10,482,821	$105	$119,327	$61,720	$(16,591)	$164,561
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Twelve Months Ended December 31, 2022
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2022	10,502,442	$105	$119,925	$50,675	$161	$170,866
Net income	—	—	—	4,706	—	4,706
Other comprehensive loss, net of tax	—	—	—	—	(7,123)	(7,123)
Surrender of restricted shares of common stock	(10,119)	—	(141)	—	—	(141)
Restricted common stock awarded under the equity incentive plan	38,586	—	—	—	—	—
Restricted stock issued upon achievement of the 2019 performance criteria	11,834	—	—	—	—	—
Common stock options exercised	2,500	—	20	—	—	20
Common stock repurchased	(18,462)	—	(211)	(77)	—	(288)
Stock option expense	—	—	1	—	—	1
Amortization of restricted stock	—	—	195	—	—	195
Cash dividends ($0.26 per share)	—	—	—	(2,742)	—	(2,742)
Balance at March 31, 2022	10,526,781	105	119,789	52,562	(6,962)	165,494
Net income	—	—	—	4,366	—	4,366
Other comprehensive loss, net of tax	—	—	—	—	(5,315)	(5,315)
Forfeiture of unvested shares	(866)	—	—	—	—	—
Common stock awarded under the equity incentive plan	4,500	—	—	—	—	—
Stock option expense	—	—	1	—	—	1
Amortization of restricted stock	—	—	197	—	—	197
Balance at June 30, 2022	10,530,415	105	119,987	56,928	(12,277)	164,743
Net income	—	—	—	3,993	—	3,993
Other comprehensive loss, net of tax	—	—	—	—	(4,980)	(4,980)
Forfeiture of unvested shares	(1,260)	—	—	—	—	—
Surrender of restricted shares of common stock	(120)	—	(2)	—	—	(2)
Restricted common stock awarded under the equity incentive plan	2,136	—	—	—	—	—
Common stock repurchased	(52,961)	—	(603)	(88)	—	(691)
Stock option expense	—	—	1	—	—	1
Amortization of restricted stock	—	—	255	—	—	255
Balance, September 30, 2022	10,478,210	105	119,638	60,833	(17,257)	163,319
Net income	—	—	—	4,696	—	4,696
Other comprehensive loss, net of tax	—	—	—	—	(399)	(399)
Forfeiture of unvested shares	(500)	—	—	—	—	—
Surrender of restricted shares of common stock	(491)	—	(7)	—	—	(7)
Common stock options exercised	5,400	—	51	—	—	51
Common stock repurchased	(57,500)	(1)	(655)	(129)	—	(785)
Amortization of restricted stock	—	—	213	—	—	213
Balance, December 31, 2022	10,425,119	$104	$119,240	$65,400	$(17,656)	$167,088
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2023 and 2022
(in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income attributable to common stockholders	$3,662	$4,706
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities net (discount accretion) premium amortization	(30)	33
Depreciation expense	606	573
Provision for credit losses	50	—
Net realized (gain) loss on equity securities	(56)	37
Increase in mortgage servicing rights resulting from transfers of financial assets	(16)	(126)
Mortgage servicing rights amortization and impairment, net	158	(327)
Amortization of intangible assets	204	399
Amortization of restricted stock	216	195
Net stock based compensation expense	—	1
Decrease in deferred income taxes	457	911
Increase in cash surrender value of life insurance	(164)	(152)
Net gain from disposals of foreclosed and repossessed assets	(29)	(7)
Gain on sale of loans held for sale, net	(298)	(722)
New market tax credit depletion expense	—	163
Net change in:
Loans held for sale	(463)	4,864
Accrued interest receivable and other assets	(837)	410
Other liabilities	(1,640)	(2,099)
Total adjustments	(1,842)	4,153
Net cash provided by operating activities	1,820	8,859
Cash flows from investing activities:
Purchase of available for sale securities	(11,007)	(1,750)
Proceeds from principal payments of available for sale securities	5,077	7,076
Purchase of held to maturity securities	—	(35,342)
Proceeds from principal payments and maturities of held to maturity securities	1,075	1,569
Purchase of equity investments	(300)	—
Net (purchases) sales of other investments	(1,594)	221
Proceeds from sales of foreclosed and repossessed assets	212	28
Net (increase) decrease in loans	(9,082)	20,704
Net capital expenditures	(313)	(797)
Proceeds from disposal of office properties and equipment	3	—
New market tax credit investment	—	(4,056)
Net cash used in investing activities	(15,929)	(12,347)

Cash flows from financing activities:
Federal Home Loan Bank advances	40,000	—
Amortization of fair value adjustments for acquired Federal Home Loan Bank advances	—	3
Federal Home Loan Bank advance termination payments	—	(15,015)
Federal Home Loan Bank maturities	—	(11,000)
Amortization of debt issuance costs	58	41
Proceeds from other borrowings, net of origination costs	—	34,201
Other borrowings principal reductions	(5,167)	(5,606)
Net increase in deposits	12,073	40,688
Common stock restricted shares	1	—
Repurchase shares of common stock	—	(288)
Surrender of restricted shares of common stock	(129)	(141)
Common stock options exercised	—	20
Cash dividends paid	(3,040)	(2,742)
Net cash provided by financing activities	43,796	40,161
Net increase in cash and cash equivalents	29,687	36,673
Cash and cash equivalents at beginning of period	35,363	47,691
Cash and cash equivalents at end of period	$65,050	$84,364

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$4,325	$1,096
Interest on borrowings	$2,947	$1,323
Income taxes	$—	$—
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$25	$—

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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the March 31, 2023, balance sheet date and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 7, 2023; the matters described in “Risk Factors” in Item 1A of this Form 10-Q; external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Also included in equity investments are the Company’s investments in a Volker Rule-compliant Small Business Investment Company ("SBIC") and an investment fund. The SBIC and investment fund meet the definition of investment companies, as defined in ASC 946, Financial Services - Investment Companies. These investments seek returns by investing in various small businesses and do not have redemption rights. Distributions from the investments will be received as the underlying investments, which generally have a life of 10 years, are liquidated. We elected the practical expedient available in Topic 820, Fair Value Measurements, which permits the use of net asset value ("NAV") per share or equivalent to value investments in entities that are or are similar to investment companies. SBICs and investment funds report their investments at estimated fair value. We record the unrealized gains and losses resulting from changes in the fair value of these investments as gains or losses on equity securities in our consolidated statements of operations. The carrying value of these investments is equal to the capital account as provided by the investee and adjusted as necessary.
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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $17,428 at March 31, 2023 consisted of $9,240 of FHLB stock, $5,680 of Federal Reserve Bank stock and $2,508 of Bankers’ Bank stock. Other investments totaling $15,834 at December 31, 2022 consisted of $7,652 of FHLB stock and $5,674 of Federal Reserve Bank stock and $2,508 of Bankers’ Bank stock.
Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of: deferred loan fees and costs, accretable yield on acquired loans and noncredit discount on purchased credit deteriorated (PCD) loans. Interest income is accrued on the unpaid principal balance of these loans and is presented as a separate line item on the consolidated balance sheets. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method over the contractual life of the loan with no prepayments assumed. If the loan is prepaid, any unamortized net fee is recognized at this time. Late charge fees are recognized into income when collected.
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
Allowance for Credit Losses – Loans The allowance for credit losses (“ACL”) is a valuation allowance for current expected credit losses in the Company’s loan portfolio. Prior to January 1, 2023, the valuation allowance was established for probable and inherent credit losses. Loan losses are charged against the ACL when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ACL. In determining the allowance, the company estimates credit losses over the loan’s entire contractual term, adjusted for expected prepayments when appropriate. The allowance estimate considers relevant available information from internal and external sources relating to historical loss experience; known and inherent risks in our portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; reasonable and supportable forecasts for future conditions; and other relevant factors determined by management. To ensure that the ACL is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance. The entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
The determination of the ACL requires significant judgement to estimate credit losses. The ACL on loans is measured collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that the loan does not share similar risk characteristics with other loans. The ACL on loans collectively evaluated is measured using the loss rate model. The Company categorizes its loan portfolio into four segments based on similar risk characteristics. Loans within each segment are pooled based on individual loan characteristics. Aggregated risk drivers are then calculated at a pool level. Risk drivers are identified attributes that have proven to be predictive of loan loss rates and vary based on loan segment and type. A loss rate is calculated and applied to the pool utilizing a model that combines the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to project lifetime losses. The loss rate is then combined with the loans balance and contractual maturity, adjusted for expected prepayments, to determine expected future losses. Future and supportable economic forecasts are based on national economic conditions and their reversion to the mean is implicit in the model and generally occurs over a period of two years.
Qualitative adjustments are made to the allowance calculated on collectively evaluated loans to incorporate factors not included in the model. Qualitative factors include but are not limited to, lending policies and procedures, the experience and ability of lending and other staff, the volume and severity of problem credits, quality of the loan review system, and other external factors.
Loans that exhibit different risk characteristics from the pool are individually evaluated for impairment. Loans can be identified for individual evaluation for a variety of reasons including delinquency, nonaccrual status, risk rating and loan modification. Accruing loans that exhibit different risk characteristics from their pool may also be within scope. On these loans, an allowance may be established so that the loan is reported, net, at the lower of (a) its amortized cost; (b) the present value of the loan’s estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if the loan is collateral dependent. Collateral dependency is determined using the practical expedient when: 1) the borrower is experiencing financial difficulty; and 2) repayment is expected to be provided substantially through the sale or operation of the collateral.

The Company has elected to not measure an ACL on accrued interest as it writes off accrued interest in a timely manner.
Allowance for Credit Losses - Unfunded Commitments - The ACL on unfunded commitments is a liability for credit losses on commitments to originate or fund loans, and standby letters of credit. It is included in “Other liabilities” on the consolidated balance sheets. Expected credit losses are estimated over the contractual period in which the Company is exposed to credit risk via a commitment that cannot be unconditionally canceled, adjusted for projected prepayments when appropriate. In addition,the estimate of the liability considers the likelihood that funding will occur. The ACL on unfunded commitments is adjusted through provision for credit losses on consolidated statements of operations. Because the business processes and risks associated with unfunded commitments are essentially the same as loans, the Company uses the same process to estimate the liability.
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
Servicing fee income, which is reported on the consolidated statements of operations in non-interest income as loan servicing income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of outstanding principal; or a fixed amount per loan and are recorded as income when earned.
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of March 31, 2023, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2022. The Company has monitored events and conditions since December 31, 2022, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
New Markets Tax Credits - As a part of its commitment to the communities it serves, in the first quarter of 2022, the Company made an investment in an LLC that is sponsoring a community development project that has been awarded a New Markets Tax Credit (NMTC) through the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. This investment is Community Reinvestment Act eligible and is designed to generate a return primarily through the realization of the tax credit. This LLC is considered a Variable Interest Entity (VIE) as the Company represents the holder of the equity investment at risk, but does not have the ability to direct the activities that most significantly affect the performance of the LLC. As such, the Company is not the primary beneficiary of the VIE and the LLC has not been consolidated. With the adoption of ASU 2023-02 on January 1, 2023 discussed in Recent Accounting Pronouncements - Adopted below, the investment is accounted for using the proportional amortization method, which requires amortizing the investment in the period of and in proportion to the recognition of the related tax credit. Amortization of the investment is included in provision for income taxes and the utilization of the tax credit is recorded as a reduction in provision for income taxes. Prior to the adoption of ASU 2023-02 the investment was accounted for using the equity method of accounting and was amortized through non-interest expense
As of March 31, 2022, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $3,334. Prior to the adoption of ASU 2023-02, the carrying value of the investment as of December 31, 2022 was $3,350. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of March 31, 2023, there were no known instances of noncompliance associated with the investment.
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
Recent Accounting Pronouncements—Adopted
ASU 2020-04 and ASU 2021-01, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting--These ASUs provide optional and temporary relief, in the form of optional expedients and exceptions, for applying GAAP to modifications of contacts, hedging relationships and other transactions affected by reference rate (e.g. LIBOR) reforms. ASU 2020-04 and ASU 2021-01 are effective for the Company immediately and through December 31, 2024. The Company utilizes LIBOR, among other indexes, as a reference rate for underwriting variable rate loans. Reference rate reform has not had, nor does the Company expect it to have, a material effect on the Company’s consolidated balance sheet, operations or cash flows.
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments--The ASU changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. In November, 2019, the FASB issued ASU 2019-10, which delayed the effective date for ASU 2016-13 for smaller reporting companies, resulting in ASU 2016-13 becoming effective in the first quarter of 2023 for the Company. Earlier adoption was permitted; however, the Company elected not to adopt the ASU early.
The Company formed a cross-functional team to implement ASU 2016-13. Key objectives of the team included selecting a loss estimation methodology, establishing processes and controls, data validation, creation of supporting analytics, documentation of policies and procedures, and developing disclosures. As previously disclosed, the Company is utilizing a third-party model to assist in loss estimation including pooling loans with similar risk characteristics and modeling methodologies.
The Company adopted ASU 2016-13 using the modified retrospective approach effective January 1, 2023. Results for the periods beginning on and after January 1, 2023 are presented under ASU 2016-13 while prior period amounts are reported in accordance with previously applicable accounting standards. The company recorded a reduction to retained earnings of $4,432 upon the adoption of ASU 2016-13, primarily due to the requirement to estimated credit losses over the life of the loan and the duration of the Company’s portfolio. The Company also recorded an increase to the ACL of $4,706. This increase was made up of two components, $4,576 for non-purchased credit deteriorated (“PCD”) loans and $130 for PCD loans. An ACL on unfunded commitments of $1,537 was also established. The Company elected not to record an allowance on HTM securities as the portfolio consists almost entirely of agency-backed securities that inherently have minimal nonpayment risk. The transition adjustment included corresponding increases in deferred tax assets.
The Company adopted ASU 2016-13 using the prospective transition approach for financial assets considered PCD. These assets were previously classified as purchase credit impaired ("PCI") and accounted for under ASC 310-30 prior to January 1, 2023. In accordance with the standard, the Company did not reassess whether the PCI assets met the criteria of PCD assets as of the adoption date. The amortized cost of the PCD assets were adjusted to reflect the addition of $130 to the allowance for credit losses. This adjustment is included in the discussion of the transition adjustment above. The remaining noncredit discount, based on the adjusted amortized cost, will be accreted into interest income at the effective interest rate over the remaining life of the assets.

The following table illustrates the impact of ASU 2016-13 adoption in thousands

	Pre-ASU 2016-13 Adoption December 31, 2022	Impact of ASU 2016-13 Adoption	As Reported under ASU 2016-13 January 1, 2023
Allowance for credit losses:
Commercial/Agricultural Real Estate	$14,085	$4,510	$18,595
C&I/Agricultural operating	2,318	(331)	1,987
Residential Mortgage	599	1,119	1,718
Consumer Installment	129	216	345
Unallocated	808	(808)	—
Total allowance for credit losses on loans	17,939	4,706	22,645
Allowance for credit losses on unfunded commitments	—	1,537	1,537
Total allowance for credit losses	$17,939	$6,243	$24,182
ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures - The ASU addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The company adopted ASU 2022-02 in conjunction with ASU 2016-13 on January 1, 2023 using the prospective approach.
ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method - This ASU expands the use of the proportional amortization method in accounting for tax credit investments to all tax credit investments that meet certain criteria. The Company has determined that its New Markets Tax Credit investment qualifies for use of the proportional amortization method under this ASU and has elected to early adopt the update as of January 1, 2023 using the modified retrospective approach. The transition adjustment resulted in an increase to retained earnings of $130. Amortization of the investment will now be recognized in the period of and proportional to recognition of the related tax credit and included in provision for income taxes in the consolidated statements of operations. Prior to adoption of this amendment, the amortization was included in other non-interest expense as a separate line item.
The Company chose to adopt ASU 2023-02 because it felt that the proportional amortization method more accurately reflects the economic substance of its tax credit investment. Proportional amortization better matches the cost of the investment with the benefits received, and including the amortization of the investment in provision for income taxes better reflects the benefit the Company receives from the transaction. For the three months ended March 31, 2023, adopting ASU 2023-02 increased net income $32.
Recently Issued, But Not Yet Effective Accounting Pronouncements
None

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of March 31, 2023 and December 31, 2022, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
U.S. government agency obligations	$25,213	$153	$184	$25,182
Mortgage-backed securities	96,020	—	17,061	78,959
Corporate debt securities	47,141	—	4,926	42,215
Corporate asset-based securities	27,933	11	877	27,067
Total available for sale securities	$196,307	$164	$23,048	$173,423

December 31, 2022
U.S. government agency obligations	$18,373	$173	$233	$18,313
Mortgage-backed securities	97,458	—	18,848	78,610
Corporate debt securities	44,636	—	4,385	40,251
Corporate asset-based securities	29,877	—	1,060	28,817
Total available for sale securities	$190,344	$173	$24,526	$165,991

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
Obligations of states and political subdivisions	$600	$—	$45	$555
Mortgage-backed securities	94,701	9	18,082	76,628
Total held to maturity securities	$95,301	$9	$18,127	$77,183

December 31, 2022
Obligations of states and political subdivisions	$600	$—	$54	$546
Mortgage-backed securities	95,779	7	19,553	76,233
Total held to maturity securities	$96,379	$7	$19,607	$76,779
At March 31, 2023, the Bank has pledged mortgage-backed securities with a carrying value of $30,396 as collateral against a borrowing line of credit with the Federal Reserve Bank. However, as of March 31, 2023, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2023, the Bank has pledged U.S. Government Agency securities with a carrying value of $2,224 and mortgage-backed securities with a carrying value of $2,116 as collateral against specific municipal deposits. As of March 31, 2023, the Bank also has mortgage-backed securities with a carrying value of $122 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the three month periods ended March 31, 2023 and March 31, 2022, there were no sales of available for sale securities.

The estimated fair value of securities at March 31, 2023 and December 31, 2022, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	March 31, 2023		December 31, 2022
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	11,624	11,300	8,525	8,184
Due after five years through ten years	48,688	43,988	45,622	41,427
Due after ten years	39,975	39,176	38,739	37,770
Total securities with contractual maturities	$100,287	$94,464	$92,886	$87,381
Mortgage-backed securities	96,020	78,959	97,458	78,610
Total available for sale securities	$196,307	$173,423	$190,344	$165,991

	March 31, 2023		December 31, 2022
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$97	$—	$—
Due after one year through five years	500	458	450	415
Due after five years through ten years	—	—	150	131
Total securities with contractual maturities	600	555	600	546
Mortgage-backed securities	94,701	76,628	95,779	76,233
Total held to maturity securities	$95,301	$77,183	$96,379	$76,779

Securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2023
U.S. government agency obligations	$5,015	$7	$2,923	$177	$7,938	$184
Mortgage-backed securities	—	—	78,934	17,061	78,934	17,061
Corporate debt securities	17,080	1,070	25,135	3,856	42,215	4,926
Corporate asset-based securities	—	—	25,801	877	25,801	877
Total	$22,095	$1,077	$132,793	$21,971	$154,888	$23,048
December 31, 2022
U.S. government agency obligations	$3,169	$138	$1,138	$95	$4,307	$233
Mortgage backed securities	9,654	896	68,907	17,952	78,561	18,848
Corporate debt securities	21,547	1,688	18,704	2,697	40,251	4,385
Corporate asset-based securities	7,955	221	20,862	839	28,817	1,060
Total	$42,325	$2,943	$109,611	$21,583	$151,936	$24,526

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2023
Obligations of states and political subdivisions	$—	$—	$555	$45	$555	$45
Mortgage-backed securities	365	9	76,035	18,073	76,400	18,082
Total	$365	$9	$76,590	$18,118	$76,955	$18,127
December 31, 2022
Obligations of states and political subdivisions	$—	$—	$546	$54	$546	$54
Mortgage-backed securities	16,627	2,416	59,367	17,137	75,994	19,553
Total	$16,627	$2,416	$59,913	$17,191	$76,540	$19,607

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

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2023 follows:

	March 31, 2023
	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$724,685	51.0%
Agricultural real estate	90,706	6.4%
Multi-family real estate	207,686	14.6%
Construction and land development	114,288	8.0%
C&I/Agricultural operating:
Commercial and industrial	130,417	9.2%
Agricultural operating	24,168	1.7%
Residential mortgage:
Residential mortgage	109,759	7.7%
Purchased HELOC loans	3,206	0.2%
Consumer installment:
Originated indirect paper	9,313	0.7%
Other consumer	6,727	0.5%
Total loans receivable	$1,420,955	100%
Less Allowance for credit losses	(22,679)
Net loans receivable	$1,398,276

Loans are stated at the unpaid principal balance outstanding at December 31, 2022.

	December 31, 2022
	Loan Principal Balance	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$725,971	51.5%
Agricultural real estate	87,908	6.2%
Multi-family real estate	208,908	14.8%
Construction and land development	102,492	7.3%
C&I/Agricultural operating:
Commercial and industrial	136,013	9.6%
Agricultural operating	28,806	2.0%
Residential mortgage:
Residential mortgage	105,389	7.5%
Purchased HELOC loans	3,262	0.2%
Consumer installment:
Originated indirect paper	10,236	0.7%
Other consumer	7,150	0.5%
Gross Loans	$1,416,135	100.3%
Less:
Unearned net deferred fees and costs and loans in process	(2,585)	(0.2)%
Unamortized discount on acquired loans	(1,766)	(0.1)%
Total loans receivable	$1,411,784	100.0%
Less Allowance for loan losses	(17,939)
Net loans	$1,393,845

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

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of March 31, 2023 and gross charge-offs for the three months ended March 31, 2023:

	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$12,394	$138,884	$260,942	$94,027	$74,434	$123,651	$7,419	$—	$711,751
Risk rating 6	—	—	—	337	—	5,429	—	—	5,766
Risk rating 7	—	190	534	4,630	284	1,517	13	—	7,168
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$12,394	$139,074	$261,476	$98,994	$74,718	$130,597	$7,432	$—	$724,685
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate
Risk rating 1 to 5	$10,263	$24,209	$17,372	$8,216	$5,793	$19,651	$1,886	$—	$87,390
Risk rating 6	—	—	—	—	—	537	—	—	537
Risk rating 7	—	405	808	3	102	1,461	—	—	2,779
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$10,263	$24,614	$18,180	$8,219	$5,895	$21,649	$1,886	$—	$90,706
Current period gross charge-offs	$—	$—	$—	$32	$—	$—	$—	$—	$32
Multi-family real estate
Risk rating 1 to 5	$1,263	$41,882	$88,727	$47,028	$8,832	$19,954	$—	$—	$207,686
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$1,263	$41,882	$88,727	$47,028	$8,832	$19,954	$—	$—	$207,686
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$10,551	$39,920	$49,670	$9,022	$121	$951	$3,959	$—	$114,194
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	94	—	—	94
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$10,551	$39,920	$49,670	$9,022	$121	$1,045	$3,959	$—	$114,288
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$2,852	$34,888	$31,344	$14,152	$8,607	$5,567	$32,509	$—	$129,919
Risk rating 6	—	—	—	—	1	—	20	—	21
Risk rating 7	—	—	438	—	1	38	—	—	477
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,852	$34,888	$31,782	$14,152	$8,609	$5,605	$32,529	$—	$130,417
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural operating
Risk rating 1 to 5	$435	$3,471	$1,555	$990	$714	$2,685	$12,124	$—	$21,974
Risk rating 6	—	30	—	—	—	132	149	—	311
Risk rating 7	—	521	1,185	—	36	141	—	—	1,883
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$435	$4,022	$2,740	$990	$750	$2,958	$12,273	$—	$24,168
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$6,982	$32,697	$9,458	$3,065	$2,531	$38,069	$14,087	$—	$106,889
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	23	—	14	2,721	57	55	2,870
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,982	$32,697	$9,481	$3,065	$2,545	$40,790	$14,144	$55	$109,759
Current period gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$3,206	$—	$3,206
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$3,206	$—	$3,206
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$9,277	$—	$—	$9,277
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	36	—	—	36
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$9,313	$—	$—	$9,313
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Risk rating 1 to 5	$502	$2,229	$1,175	$884	$709	$676	$536	$—	$6,711
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	8	—	—	—	—	6	2	—	16
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$510	$2,229	$1,175	$884	$709	$682	$538	$—	$6,727
Current period gross charge-offs	$—	$—	$—	$10	$1	$—	$—	$—	$11
Total loans receivable	$45,250	$319,326	$463,231	$182,354	$102,179	$232,593	$75,967	$55	$1,420,955
Total current period gross charge-offs	$—	$—	$—	$42	$1	$14	$—	$—	$57

Below is a summary of the unpaid principal balance of loans summarized by class and credit quality risk rating as of December 31, 2022:

	1 to 5	6	7	8	9	TOTAL
Commercial/Agricultural real estate:
Commercial real estate	$712,658	$5,771	$7,542	$—	$—	$725,971
Agricultural real estate	84,215	549	3,144	—	—	87,908
Multi-family real estate	208,908	—	—	—	—	208,908
Construction and land development	102,385	—	107	—	—	102,492
C&I/Agricultural operating:
Commercial and industrial	129,748	5,526	739	—	—	136,013
Agricultural operating	26,418	324	2,064	—	—	28,806
Residential mortgage:
Residential mortgage	101,730	—	3,659	—	—	105,389
Purchased HELOC loans	3,262	—	—	—	—	3,262
Consumer installment:
Originated indirect paper	10,190	—	46	—	—	10,236
Other consumer	7,132	—	18	—	—	7,150
Gross loans	$1,386,646	$12,170	$17,319	$—	$—	$1,416,135
Less:
Unearned net deferred fees and costs and loans in process						(2,585)
Unamortized discount on acquired loans						(1,766)
Allowance for loan losses						(17,939)
Loans receivable, net						$1,393,845
Allowance for Credit Losses - On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial instruments and transitioned to the Current Expected Credit Loss (“CECL”) model to estimate losses based on the lifetime of the loan. Under the new methodology, the ACL is comprised of collectively evaluated and individually evaluated components. The allowance for credit losses (“ACL”) represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, the borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and modifications, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating loans collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that a loan does not share similar risk characteristics with other loans.

The following table presents the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment as of March 31, 2023:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended March 31, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$14,085	$2,318	$599	$129	$808	$17,939
Cumulative effect of ASU 2016-13 adoption	4,510	(331)	1,119	216	(808)	4,706
Charge-offs	(32)	—	(14)	(11)	—	(57)
Recoveries	3	15	4	12	—	34
Additions to ACL - Loans via provision for credit losses charged to operations	(70)	(154)	292	(11)	—	57
ACL - Loans, at end of period	$18,496	$1,848	$2,000	$335	$—	$22,679

Allowance for Credit Losses - Unfunded Commitments:

In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $1,530 at March 31, 2023 and $0 at December 31, 2022, classified in other liabilities on the consolidated balance sheets.

	March 31, 2023 and Three Months Ended	December 31, 2022 and Three Months Ended
ACL - Unfunded commitments - beginning of period	$—	$—
Cumulative effect of ASU 2016-13 adoption	1,537	—
Reductions to ACL - Unfunded commitments via provision for credit losses charged to operations	(7)	—
ACL - Unfunded commitments - End of period	$1,530	$—

Provision for credit losses - The provision for credit losses is determined by the Company as the amount to be added to the ACL loss accounts for various types of financial instruments (including loans and off-balance sheet credit exposures) after net charge-offs have been deducted to bring the ACL to a level that, in managements judgement, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses.

March 31, 2023 and Three Months Ended
Provision for credit losses on:
Loans	$57
Unfunded commitments	(7)
Total provision for credit losses	$50

Allowance for Loan Losses - Prior to the adoption of ASU 2016-13, the Allowance for Loan Losses (“ALL”) represented management’s estimate of probable and inherent credit losses in the Bank’s loan portfolio. Estimating the amount of the ALL required the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may have been susceptible to significant change.
There were many factors affecting the ALL; some were quantitative, while others required qualitative judgment. The process for determining the ALL (which management believed adequately considered potential factors which resulted in probable credit losses), included subjective elements and, therefore, may have been susceptible to significant change. To the extent actual outcomes differed from management estimates, additional provision for loan losses could have been required that could have adversely affected the Company’s earnings or financial position in future periods. Allocations of the ALL may have been made for specific loans but the entire ALL was available for any loan that, in management’s judgment, should have been charged-off or for which an actual loss was realized.
As an integral part of their examination process, various regulatory agencies also reviewed the Bank’s ALL. Such agencies may have required that changes in the ALL be recognized when such regulators’ credit evaluations differed from those of our management based on information available to the regulators at the time of their examinations.

Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended March 31, 2022
Allowance for Loan Losses:
Beginning balance, January 1, 2022	$12,354	$1,959	$518	$225	$774	$15,830
Charge-offs	(35)	(63)	—	(9)	—	(107)
Recoveries	3	10	1	10	—	24
Provision	72	198	(59)	(66)	8	153
Total allowance on originated loans	$12,394	$2,104	$460	$160	$782	$15,900
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2022	856	69	130	28	—	1,083
Charge-offs	—	—	(12)	—	—	(12)
Recoveries	—	—	—	—	—	—
Provision	(67)	(11)	(56)	(19)	—	(153)
Total allowance on other acquired loans	789	58	62	9	—	918
Total allowance on acquired loans	789	58	62	9	—	918
Ending balance, March 31, 2022	$13,183	$2,162	$522	$169	$782	$16,818
Allowance for Loan Losses at March 31, 2022:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$1,280	$373	$69	$—	$—	$1,722
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$11,903	$1,789	$453	$169	$782	$15,096
Loans Receivable as of March 31, 2022
Ending balance of originated loans	$890,440	$134,513	$63,362	$22,350	$—	$1,110,665
Ending balance of purchased credit-impaired loans	8,672	1,023	1,024	—	—	10,719
Ending balance of other acquired loans	133,745	16,314	23,874	349	—	174,282
Ending balance of loans	$1,032,857	$151,850	$88,260	$22,699	$—	$1,295,666
Ending balance: individually evaluated for impairment	$20,597	$6,605	$6,838	$210	$—	$34,250
Ending balance: collectively evaluated for impairment	$1,012,260	$145,245	$81,422	$22,489	$—	$1,261,416

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Loan Losses at December 31, 2022:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$519	$249	$48	$10	$—	$826
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$13,566	$2,069	$551	$119	$808	$17,113
Loans Receivable as of December 31, 2022:
Ending balance of originated loans	$1,017,529	$150,239	$88,045	$17,130	$—	$1,272,943
Ending balance of purchased credit-impaired loans	5,748	362	890	—	—	7,000
Ending balance of other acquired loans	102,002	14,218	19,716	256	—	136,192
Ending balance of loans	$1,125,279	$164,819	$108,651	$17,386	$—	$1,416,135
Ending balance: individually evaluated for impairment	$16,874	$3,292	$5,998	$755	$—	$26,919
Ending balance: collectively evaluated for impairment	$1,108,405	$161,527	$102,653	$16,631	$—	$1,389,216

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of March 31, 2023 and December 31, 2022, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
March 31, 2023
Commercial/Agricultural real estate:
Commercial real estate	$684	$—	$—	$684	$5,514	$6,198	$718,487	$724,685
Agricultural real estate	—	—	—	—	2,496	2,496	88,210	90,706
Multi-family real estate	—	—	—	—	—	—	207,686	207,686
Construction and land development	94	—	—	94	—	94	114,194	114,288
C&I/Agricultural operating:
Commercial and industrial	—	—	—	—	452	452	129,965	130,417
Agricultural operating	15	—	—	15	794	809	23,359	24,168
Residential mortgage:
Residential mortgage	1,313	160	221	1,694	1,131	2,825	106,934	109,759
Purchased HELOC loans	—	—	—	—	—	—	3,206	3,206
Consumer installment:
Originated indirect paper	24	—	—	24	21	45	9,268	9,313
Other consumer	24	2	3	29	2	31	6,696	6,727
Total	$2,154	$162	$224	$2,540	$10,410	$12,950	$1,408,005	$1,420,955

(Loan balances at unpaid principal balance)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
December 31, 2022
Commercial/Agricultural real estate:
Commercial real estate	$202	$88	$—	$290	$5,736	$6,026	$719,945	$725,971
Agricultural real estate	4,992	—	—	4,992	2,742	7,734	80,174	87,908
Multi-family real estate	—	—	—	—	—	—	208,908	208,908
Construction and land development	3,975	—	—	3,975	—	3,975	98,517	102,492
C&I/Agricultural operating:
Commercial and industrial	—	26	—	26	552	578	135,435	136,013
Agricultural operating	826	—	—	826	890	1,716	27,090	28,806
Residential mortgage:
Residential mortgage	767	479	236	1,482	1,253	2,735	102,654	105,389
Purchased HELOC loans	—	—	—	—	—	—	3,262	3,262
Consumer installment:
Originated indirect paper	15	—	—	15	27	42	10,194	10,236
Other consumer	39	2	10	51	4	55	7,095	7,150
Total	$10,816	$595	$246	$11,657	$11,204	$22,861	$1,393,274	$1,416,135

Nonaccrual Loans - The following table presents the Company’s nonaccrual loans at March 31, 2023 with no allowance for credit losses and interest income that would have been recorded under the original terms of such nonaccrual loans:

March 31, 2023	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Interest Income Not Recorded for Nonaccrual loans
Commercial/Agricultural real estate:
Commercial real estate	$5,514	$636	$20
Agricultural real estate	2,496	1,252	69
Multi-family real estate	—	—	—
Construction and land development	—	—	—
C&I/Agricultural operating:
Commercial and industrial	452	15	8
Agricultural operating	794	358	55
Residential mortgage:
Residential mortgage	1,131	825	12
Purchased HELOC loans	—	—	—
Consumer installment:
Originated indirect paper	21	21	1
Other consumer	2	2	—
Total	$10,410	$3,109	$165
Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following table presents collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation.

	Collateral Type
March 31, 2023	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$7,810	$—	$7,810	$2,864	$4,946	$31
Agricultural real estate	2,793	—	2,793	1,551	1,242	418
Multi-family real estate	—	—	—	—	—	—
Construction and land development	94	—	94	94	—	—
C&I/Agricultural operating:
Commercial and industrial	—	478	478	38	440	220
Agricultural operating	—	1,879	1,879	1,444	435	29
Residential mortgage:
Residential mortgage	3,100	—	3,100	2,625	475	97
Purchased HELOC loans	—	—	—	—	—	—
Consumer installment:
Originated indirect paper	—	36	36	—	36	—
Other consumer	—	16	16	16	—	—
Total	$13,797	$2,409	$16,206	$8,632	$7,574	$795

There were no outstanding commitments to borrowers experiencing financial difficulty as of March 31, 2023. There were unused lines of credit totaling $71 on loans with borrowers experiencing financial difficulties as of March 31, 2023.
At December 31, 2022, the Company individually evaluated loans for impairment with a recorded investment of $26,823, consisting of (1) $7,000 PCI loans, with a carrying amount of $6,904; (2) $7,018 TDR loans, net of TDR PCI loans; and (3) $12,901 of substandard non-TDR, non-PCI loans. The $26,823 recorded investment of loans individually evaluated for impairment includes $5,171 of performing TDR loans. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Performing TDRs consist of loans that have been modified and are performing in accordance with the modified terms for a sufficient length of time, generally six months, or loans that were modified on a proactive basis.
A summary of the Company’s loans individually evaluated for impairment as of December 31, 2022 and March 31, 2022 was as follows:

				Twelve Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2022
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$9,741	$9,766	$—	$13,657	$549
C&I/Agricultural operating	2,744	2,754	—	4,467	200
Residential mortgage	5,846	5,907	—	6,304	276
Consumer installment	745	745	—	307	5
Total	$19,076	$19,172	$—	$24,735	$1,030
With An Allowance Recorded:
Commercial/Agricultural real estate	$7,108	$7,108	$519	$6,028	$273
C&I/Agricultural operating	538	538	249	273	48
Residential mortgage	91	91	48	298	65
Consumer installment	10	10	10	2	2
Total	$7,747	$7,747	$826	$6,601	$388
December 31, 2022 Totals
Commercial/Agricultural real estate	$16,849	$16,874	$519	$19,685	$822
C&I/Agricultural operating	3,282	3,292	249	4,740	248
Residential mortgage	5,937	5,998	48	6,602	341
Consumer installment	755	755	10	309	7
Total	$26,823	$26,919	$826	$31,336	$1,418

				Three Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2022
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$13,840	$14,116	$—	$16,626	$136
C&I/Agricultural operating	6,015	6,167	—	5,319	50
Residential mortgage	6,447	6,528	—	6,882	71
Consumer installment	210	210	—	258	2
Total	$26,512	$27,021	$—	$29,085	$259
With An Allowance Recorded:
Commercial/Agricultural real estate	$6,481	$6,481	$1,280	$5,285	$11
C&I/Agricultural operating	438	438	373	415	10
Residential mortgage	310	310	69	600	1
Consumer installment	—	—	—	1	—
Total	$7,229	$7,229	$1,722	$6,301	$22
March 31, 2022
Commercial/Agricultural real estate	$20,321	$20,597	$1,280	$21,911	$147
C&I/Agricultural operating	6,453	6,605	373	5,734	60
Residential mortgage	6,757	6,838	69	7,482	72
Consumer installment	210	210	—	259	2
Total	$33,741	$34,250	$1,722	$35,386	$281

Loan Modifications Made to Borrowers Experiencing Financial Difficulty:

	Term Extension
Loan Class	Amortized Cost Basis at March 31, 2023	% of Total Class of Financing Receivables
Commercial real estate	$5,359	0.74%
Commercial and industrial	$25	0.02%
Residential mortgage	$38	0.03%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2023	% of Total Class of Financing Receivables
Other consumer	$22	0.33%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Class	Financial Effect
Commercial real estate	A weighted average of 6 months was added to the term of the loans
Commercial and industrial	A weighted average of 5 months was added to the term of the loans
Residential mortgage	A weighted average of 17 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Other consumer	Payments were deferred a weighted average of 3 months

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified during the three months ended March 31, 2023. No loan modified within the last three months has subsequently defaulted.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$5,359	$—	$—	$—
Commercial and industrial	25	—	—	—
Residential mortgage	38	—	—	—
Other consumer	22	—	—	—
Total	$5,444	$—	$—	$—

Troubled Debt Restructuring – A TDR includes a loan modification where a borrower is experiencing financial difficulty, and the Bank grants a concession to that borrower that the Bank would not otherwise consider, except for the borrower’s financial difficulties. Concessions may include: extension of the loan’s term, renewals of existing balloon loans, reductions in interest rates and consolidating existing Bank loans at modified terms. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status. There was one accruing, delinquent TDR loan greater than 60 days past due, with a recorded investment of $15 at December 31, 2022.
Following is a summary of TDR loans by accrual status as of December 31, 2022.

December 31, 2022
Troubled debt restructure loans:
Accrual status	$5,171
Non-accrual status	2,617
Total	$7,788
There was one TDR commitment totaling $26 meeting our TDR criteria as of December 31, 2022. There were unused lines of credit totaling $484 meeting our TDR criteria as of December 31, 2022.

The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the three months ended March 31, 2022:

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
There were no loans modified in a TDR during the previous twelve months which subsequently defaulted during the three months ended March 31, 2022.

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of March 31, 2023 and December 31, 2022 were $513,781 and $523,736, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $4,552 and $2,649 at March 31, 2023 and December 31, 2022, respectively.
Mortgage servicing rights activity for the three month periods ended March 31, 2023 and March 31, 2022 were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended
	March 31, 2023	March 31, 2022
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$4,262	$4,727
Increase in mortgage servicing rights resulting from transfers of financial assets	16	126
Amortization during the period	(158)	(239)
Mortgage servicing rights, end of period	4,120	4,614
Valuation allowance:
Valuation allowance, beginning of period	—	(566)
Additions	—	—
Recoveries	—	566
Valuation allowance, end of period	—	—
Mortgage servicing rights, net	$4,120	$4,614
Fair value of mortgage servicing rights; end of period	$5,482	$5,267
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $317 and $351 for the three months ended March 31, 2023 and March 31, 2022, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at both March 31, 2023 and March 31, 2022, was determined using discount rates ranging from 9% to 12%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for 1 corporate office, 4 bank branch offices, 1 former bank branch office, and 1 ATM location. Our leases have remaining lease terms ranging from approximately 0.58 to 5.25 years. Some of the leases include an option to extend, the longest of with is for two 5 year terms. As of March 31, 2023, we have no lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Three Months Ended
	March 31, 2023	March 31, 2022
The components of total lease cost were as follows:
Operating lease cost	$129	$139
Variable lease cost	13	10
Total lease cost	$142	$149

The components of total lease income were as follows:
Operating lease income	$9	$9

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$138	$139

	March 31, 2023	December 31, 2022
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$1,586	$1,700
Operating lease liabilities	$1,823	$1,945

Weighted average remaining lease term in years; operating leases	4.69	4.89
Weighted average discount rate; operating leases	3.00%	2.98%
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2023	$433	$24
2024	467	17
2025	452	2
2026	396	—
2027	401	—
Thereafter	141	—
Total	2,290	$43
Less: effects of discounting	(467)
Lease liability recognized	$1,823

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
Non-interest bearing demand deposits	$247,735	$284,722
Interest bearing demand deposits	390,730	371,210
Savings accounts	214,537	220,019
Money market accounts	309,005	323,435
Certificate accounts	274,786	225,334
Total deposits	$1,436,793	$1,424,720

At March 31, 2023, the scheduled maturities of time deposits were as follows for the year ended, except December 31, 2023, which is the nine months ended:

December 31, 2023	$102,059
December 31, 2024	145,407
December 31, 2025	19,586
December 31, 2026	1,546
December 31, 2027	595
After December 31, 2027	5,593
Total	$274,786

Time deposits of $250 or more were $87,549 and $66,827 at March 31, 2023 and December 31, 2022, respectively.
Brokered deposits were $63,962 at March 31, 2023 and consisted of $53,962 of brokered certificates of deposit and $10,000 of brokered money market accounts. Brokered Deposits were $39,841 at December 31, 2022 and consisted of $39,839 of brokered certificates of deposit and $2 of brokered money market accounts.
At March 31, 2023, the scheduled maturities of brokered certificates of deposit were as follows for the year ended, except December 31, 2023, which is the nine months ended:

December 31, 2023	$39,839
December 31, 2025 (1)	8,634
December 31, 2028 (1)	5,489
Total	$53,962
(1) The Company can call the brokered certificates of deposits maturing in the years ended December 31, 2025 and 2028, monthly beginning in March 2024.

NOTE 7 – FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023				December 31, 2022
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2023	$157,000	1.43%	4.92%	2023	$117,000	1.43%	4.31%
	2024	20,530	0.00%	1.45%	2024	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
Federal Home Loan Bank advances		$182,530				$142,530

Senior Notes (4)	2034	$18,083	6.75%	7.25%	2034	$23,250	3.00%	6.75%

Subordinated Notes (5)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(783)				(841)
Total other borrowings		$67,300				$72,409

Totals		$249,830				$214,939
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,017,535 and $984,878 at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $213,372 compared to $256,773 as of December 31, 2022.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $182,530 and $157,530, during the three months ended March 31, 2023 and the twelve months ended December 31, 2022, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of March 31, 2023 and December 31, 2022 were 4.55% and 4.09%, respectively.
(4)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022 and modified in February of 2023, requiring quarterly interest-only payments through March 2027, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
(b) A $5,000 line of credit, maturing August 1, 2023, that remains undrawn upon.
(5)    Subordinated notes resulted from the following:
(a) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in August 2020, which bears a fixed interest rate of 6.00% for five years. In September 2025, the fixed interest rate will be reset quarterly to equal the three-month term Secured Overnight Financing Rate plus 591 basis points. The note is callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.

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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $206,150 and $191,650 at March 31, 2023 and December 31, 2022, respectively.
Federal Reserve Borrowings
At March 31, 2023 and December 31, 2022, the Bank had the ability to borrow $19,869 and $4,118 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $30,396 and $5,421 as of March 31, 2023 and December 31, 2022, respectively. There were no Federal Reserve borrowings outstanding as of March 31, 2023 and December 31, 2022.
In March of 2023, the Bank was approved to obtain funding from the Federal Reserve’s new Bank Term Funding Program (“BTFP”). As of March 31, 2023, the Bank has not borrowed from this facility and has not pledged any collateral to this facility.
Federal Funds Purchased Lines of Credit
As of March 31, 2023, the Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $30,000. As of December 31, 2022, the Bank maintained three unsecured federal funds purchased lines of credit with its banking partners which totaled $75,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of March 31, 2023 or December 31, 2022.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2023, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2023, and December 31, 2022, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2023
Total capital (to risk weighted assets)	$226,873	14.6%	$124,595	> =	8.0%	$155,744	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,474	13.3%	$93,446	> =	6.0%	124,595	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,474	13.3%	$70,085	> =	4.5%	101,234	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,474	11.7%	71,180	> =	4.0%	88,974	> =	5.0%
As of December 31, 2022
Total capital (to risk weighted assets)	$221,361	14.2%	$124,971	> =	8.0%	$156,213	> =	10.0%
Tier 1 capital (to risk weighted assets)	203,422	13.0%	93,728	> =	6.0%	124,971	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	203,422	13.0%	70,296	> =	4.5%	101,539	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	203,422	11.5%	70,610	> =	4.0%	88,262	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2023 and December 31, 2022, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of March 31, 2023
Total capital (to risk weighted assets)	$220,131	14.1%	124,595	> =	8.0%
Tier 1 capital (to risk weighted assets)	150,732	9.7%	93,446	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	150,732	9.7%	70,085	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	150,732	8.5%	71,180	> =	4.0%
As of December 31, 2022
Total capital (to risk weighted assets)	$218,737	14.0%	$124,971	> =	8.0%
Tier 1 capital (to risk weighted assets)	150,798	9.7%	93,728	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	150,798	9.7%	70,296	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	150,798	8.5%	70,610	> =	4.0%

NOTE 9 – STOCK-BASED COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of March 31, 2023, 290,187 restricted shares had been granted under this plan. This amount includes 11,834 shares of performance based restricted stock granted in 2019 and issued in January 2022 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2019 and ending December 31, 2021. The amount also includes 18,551 shares of performance based restricted stock granted in 2020 and issued in January 2023 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2020 and ending December 31, 2022. In addition, it includes 1,119 shares of performance based restricted stock granted in 2020 and 638 shares of performance based restricted stock granted in 2021 issued in August of 2022. Both of these issuances were approved by the Compensation Committee in accordance with plan documents and were to a former employee. As of March 31, 2023, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of March 31, 2023, there are no awarded unvested restricted shares and 57,000 awarded unexercised options remaining from the plan. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $216 for the three months ended March 31, 2023, compared to $195 for the three months ended March 31, 2022.

Restricted Common Stock Award

	March 31, 2023		December 31, 2022
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,626	$12.30	75,630	$11.20
Granted	50,606	12.36	43,465	13.99
Vested	(28,690)	12.07	(40,843)	12.12
Forfeited	(1,168)	10.78	(2,626)	11.04
Unvested and outstanding at end of period	96,374	$12.42	75,626	$12.30
The Company accounts for stock option-based employee compensation related to the Company’s 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock option-based employee compensation related to the 2008 plan for the three month period ended March 31, 2023 was $0 as all options have vested. The compensation cost recognized for stock option-based employee compensation related to these plans for the three month period ended March 31, 2022 was $1.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
March 31, 2023
Outstanding at beginning of year	58,000	$11.51
Exercised	—	—
Forfeited or expired	(1,000)	13.76
Outstanding at end of period	57,000	$11.47	3.55	$21
Exercisable at end of period	57,000	$11.47	3.55	$21
December 31, 2022
Outstanding at beginning of year	65,900	$11.20
Exercised	(7,900)	8.95
Forfeited or expired	—	—
Outstanding at end of year	58,000	$11.51	3.73	$65
Exercisable at end of year	58,000	$11.51	3.73	$65
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Three months ended March 31, 2023	Twelve months ended December 31, 2022
Intrinsic value of options exercised	$—	$38
Cash received from options exercised	$—	$71
Tax benefit realized from options exercised	$—	$—

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Investment securities:
U.S. government agency obligations	$25,182	$—	$25,182	$—
Mortgage-backed securities	78,959	—	78,959	—
Corporate debt securities	42,215	—	42,215	—
Corporate asset-backed securities	27,067	—	27,067	—
Total investment securities	173,423	—	173,423	—
Equity Investments:
Equity Investments	380	380	—	—
Equity investments measured at NAV(1)	1,771	—	—	—
Total equity investments	2,151	380	—	—
Total	$175,574	$380	$173,423	$—

December 31, 2022
Investment securities:
U.S. government agency obligations	$18,313	$—	$18,313	$—
Mortgage-backed securities	78,610	—	78,610	—
Corporate debt securities	40,251	—	40,251	—
Corporate asset backed securities	28,817	—	28,817	—
Total investment securities	165,991	—	165,991	—
Equity Investments:
Equity Investments	338	338	—	—
Equity investments measured at NAV(1)	1,456	—	—	—
Total equity investments	1,794	338	—	—
Total	$167,785	$338	$165,991	$—

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Foreclosed and repossessed assets, net	$1,113	$—	$—	$1,113
Collateral dependent loans with allowances	6,779	—	—	6,779
Mortgage servicing rights	4,120	—	—	5,482
Total	$12,012	$—	$—	$13,374
December 31, 2022
Foreclosed and repossessed assets, net	$1,271	$—	$—	$1,271
Impaired loans with allocated allowances	6,920	—	—	6,920
Mortgage servicing rights	4,262	—	—	5,665
Total	$12,453	$—	$—	$13,856

The fair value of collateral dependent loans with allowances, and impaired loans prior to the adoption of ASU 2016-13 on January 1, 2023, referenced above, was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting impaired loans.
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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
March 31, 2023.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
March 31, 2023
Foreclosed and repossessed assets, net	$1,113	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans with allowances	$6,779	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,482	Discounted cash flows	Discounted rates	9% - 12%
December 31, 2022
Foreclosed and repossessed assets, net	$1,271	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$6,920	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,665	Discounted cash flows	Discounted rates	9.5% - 12.5%
(1)     Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.

(2)     The fair value basis of collateral depended loans, impaired loans prior to the adoption of ASU 2016-12, and real estate owned may be adjusted to reflect management estimates of disposal costs including, but not limited to, real
estate brokerage commissions, legal fees,    and delinquent property taxes.

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		March 31, 2023		December 31, 2022
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$65,050	$65,050	$35,363	$35,363
Other interest-bearing deposits	(Level II)	249	249	249	250
Securities available for sale “AFS”	(Level II)	173,423	173,423	165,991	165,991
Securities held to maturity “HTM”	(Level II)	95,301	77,183	96,379	76,779
Equity investments	(Level I)	380	380	338	338
Equity investments valued at NAV(1)	N/A	1,771	1,771	1,456	1,456
Other investments	(Level II)	17,428	17,428	15,834	15,834
Loans receivable, net	(Level III)	1,398,276	1,348,570	1,393,845	1,342,838
Loans held for sale - Residential mortgage	(Level I)	393	402	—	—
Loans held for sale - SBA	(Level II)	368	408	—	—
Mortgage servicing rights	(Level III)	4,120	5,482	4,262	5,665
Accrued interest receivable	(Level I)	5,550	5,550	5,285	5,285
Financial liabilities:
Deposits	(Level III)	$1,436,793	$1,434,459	$1,424,720	$1,420,871
FHLB advances	(Level II)	182,530	181,379	142,530	141,060
Other borrowings	(Level I)	67,300	67,300	72,409	72,409
Accrued interest payable	(Level I)	573	573	968	968
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended
(Share count in thousands)	March 31, 2023	March 31, 2022
Basic
Net income attributable to common stockholders	$3,662	$4,706
Weighted average common shares outstanding	10,472	10,527
Basic earnings per share	$0.35	$0.45
Diluted
Net income attributable to common stockholders	$3,662	$4,706
Weighted average common shares outstanding	10,472	10,527
Add: Dilutive stock options outstanding	6	14
Average shares and dilutive potential common shares	10,478	10,541
Diluted earnings per share	$0.35	$0.45
Additional common stock option shares that have not been included due to their antidilutive effect	20	—

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31, 2023			March 31, 2022
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gain (losses) on securities:
Net unrealized gains (losses) arising during the period	$1,469	$(404)	$1,065	$(9,824)	$2,701	$(7,123)
Other comprehensive income (loss)	$1,469	$(404)	$1,065	$(9,824)	$2,701	$(7,123)

The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2022 and the three months ended March 31, 2023 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2022	$222	$161
Current year-to-date other comprehensive loss	(24,575)	(17,817)
Ending balance, December 31, 2022	$(24,353)	$(17,656)
Current year-to-date other comprehensive income	1,469	1,065
Ending balance, March 31, 2023	$(22,884)	$(16,591)

Reclassifications out of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2023 and March 31, 2022 were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended March 31, 2023	Three months ended March 31, 2022	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$—		Net gains (losses) on investment securities
Tax effect	—	—		Provision for income taxes
Total reclassifications for the period	$—	$—		Net income attributable to common stockholders

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 7, 2023 (“2022 10-K”), and in Item 1A of this Form 10-Q, and the following:

•conditions in the financial markets and economic conditions generally;
•reputational risk, new legislation, regulations or policy changes as a result of recent volatility in the banking sector;
•adverse impacts to the Company or Bank arising from the COVID-19 pandemic;
•acts of terrorism and political or military actions by the United States or other governments;
•the possibility of a deterioration in the residential real estate markets;
•interest rate risk;
•lending risk;
•higher lending risks associated with our commercial and agricultural banking activities;
•the sufficiency of the allowance for credit losses;
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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2023, and our consolidated results of operations for the three months ended March 31, 2023, compared to the same periods in the prior fiscal year for the three months ended March 31, 2022. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2022 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses, and their related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that our management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit in our annual report on our 2022 10-K, our critical accounting estimates are as follows:
Allowance for Credit Losses
We adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments” through a cumulative-effect adjustment on January 1, 2023. We have selected a loss estimation methodology, utilizing a third-party model. See also Notes 1 and 3 to the unaudited consolidated financial statements for further discussion of our adoption of ASU 2016-13.
Allowance for Credit Losses – Held-to-Maturity Securities. Currently, all of the Company’s held-to-maturity securities are backed by governments or government agencies, for which the risk of credit loss is minimal. Accordingly, the Company does not record an allowance for credit losses on held-to-maturity securities.

Allowance for Credit Losses - Loans - We maintain an allowance for credit losses to absorb probable and inherent losses in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated lifetime losses in our loan portfolio. In evaluating the level of the allowance for loan loss, we consider the types of loans and the amount of loans in our loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, prevailing economic conditions and other relevant factors determined by management. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on Allowances for Credit losses,” issued by the Office of the Comptroller of the Currency, Department of the Treasury, Federal Deposit Insurance Corporation, and National Credit Union Administration. We believe that the Bank’s Allowance for Credit Losses Policy conforms to all applicable regulatory requirements. However, based on periodic examinations by regulators, the amount of the allowance for credit losses recorded during a particular period may be adjusted.
Our determination of the allowance for credit losses - loans is based on (1) an individual allowance for specifically identified and evaluated loans that management has determined have unique risk characteristics. For these loans the estimated loss is based on likelihood of default, payment history, and net realizable value of underlying collateral. Specific allocations for collateral dependent loans are based on the fair value of the underlying collateral relative to the amortized cost of the loans. For loans that are not collateral dependent, the specific allocation is based on the present value of expected future cash flows discounted at the loan’s original effective interest rate through the repayment period; and (2) a collective allowance for loans not specifically identified in (1) above. The allowance for these loans is estimated by pooling loans with a similar risk profile and calculating a collective loss rate using the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to project lifetime losses. This collectively estimated loss is adjusted for qualitative factors.
Assessing the allowance for credit losses - loans is inherently subjective as it requires making material estimates, including the amount, and timing of future cash flows expected to be received on impaired loans, any of which estimates may be susceptible to significant change. In our opinion, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolio.
Allowance for Credit Losses – Unfunded Commitments. The Company estimates expected credit losses over the contractual period for which the Company is exposed to credit risk, via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses - unfunded commitments on off-balance sheet exposures is included in other liabilities on the March 31, 2023, consolidated balance sheet.
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of March 31, 2023, which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2022. The Company has monitored events and conditions since December 31, 2022, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
Income Taxes.
Amounts provided for income tax expenses are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. The amounts provided for income taxes is also impacted by the Company’s investment in a New Markets Tax Credit. With the adoption of ASU 2023-02 on January 1, 2023, amortization of the investment will now be recognized in the period of and proportional to recognition of the related tax credit and included in provision for income taxes. Deferred income tax assets and liabilities, which arise principally from temporary differences between the amounts reported in the financial statements and the tax basis of certain assets and liabilities, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and if necessary, tax planning strategies in making this assessment.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of March 31, 2023, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three-month periods ended March 31, 2023, and March 31, 2022, respectively.
Net interest income was $12.8 million for the three months ended March 31, 2023, compared to $13.2 million for the three months ended March 31, 2022. Net interest income for the three months ended March 31, 2023, decreased from the same period one year ago due to: 1) higher deposit and borrowing balances and costs; 2) a reduction in the accretion on purchased loans; and 3) a $0.3 million reduction in the accretion of deferred fees related to SBA Paycheck Protection Program (“SBA PPP”) loans. This was partially offset by: 1) positive loan volume variance due to growth in loans outstanding and 2) increases in loan and investment yields due to both contractual repricing and higher coupons on new loans in excess of portfolio yield.
The net interest margin for the three-month period ended March 31, 2023, was 3.02%, compared to 3.25% for the three-month period ended March 31, 2022. The net interest margin decrease was due to: 1) higher deposit costs due to strategic increases in deposit rates to maintain a strong deposit base and customers moving from lower cost savings and money market accounts to higher yielding certificate accounts; 2) a 6-basis point decrease in SBA PPP deferred loan fee accretion in loan yields; and 3) a 5-basis point decrease in accretion on purchased loans. This was partially offset by increases in loan and investment yields due to contractual repricings and rates on new loans and investments exceeding the portfolio as a whole.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three-month periods ended March 31, 2023, and March 31, 2022. Non-accruing loans have been included in the table as loans carrying a zero yield.
NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$18,270	$140	3.11%	$35,208	$13	0.15%
Loans	1,412,409	17,126	4.92%	1,304,141	13,767	4.28%
Interest-bearing deposits	249	1	1.63%	1,511	8	2.15%
Investment securities (1)	270,174	2,175	3.22%	288,261	1,416	1.99%
Other investments	16,663	231	5.62%	15,258	172	4.57%
Total interest earning assets (1)	$1,717,765	$19,673	4.64%	$1,644,379	$15,376	3.79%
Average interest-bearing liabilities:
Savings accounts	$216,169	$382	0.72%	$233,642	$99	0.17%
Demand deposits	391,635	1,432	1.48%	410,890	213	0.21%
Money market	301,710	1,096	1.47%	299,004	216	0.29%
CD’s	255,567	1,438	2.28%	189,185	540	1.16%
Total deposits	$1,165,081	$4,348	1.51%	$1,132,721	$1,068	0.38%
FHLB Advances and other borrowings	232,166	2,530	4.42%	166,118	1,141	2.79%
Total interest-bearing liabilities	$1,397,247	$6,878	2.00%	$1,298,839	$2,209	0.69%
Net interest income		$12,795			$13,167
Interest rate spread			2.64%			3.10%
Net interest margin (1)			3.02%			3.25%
Average interest earning assets to average interest-bearing liabilities			1.23			1.27
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarters ended March 31, 2023, and March 31, 2022. The FTE adjustment to net interest income included in the rate calculations totaled $0 and $1 thousand for the three months ended March 31, 2023, and March 31, 2022, respectively.

Rate/Volume Analysis. The following tables present the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: 1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant) and 2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously in the net interest income section above. For the three months ended March 31, 2023, compared to the same period in 2022, the loan volume increased due to strong organic growth. The increase in certificate volumes is due to CD growth, with some of this growth moving from money market accounts. Investment securities volume decreases for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, are primarily due to: 1) principal repayments and 2) unrealized losses in the available for sale securities portfolio, partially offset by purchases.
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2023 compared to the three months ended March 31, 2022.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(12)	$139	$127
Loans	1,201	2,158	3,359
Interest-bearing deposits	(5)	(2)	(7)
Investment securities	(94)	853	759
Other investments	17	42	59
Total interest earning assets	1,107	3,190	4,297
Interest expense:
Savings accounts	(8)	291	283
Demand deposits	(10)	1,229	1,219
Money market accounts	2	878	880
CD’s	228	670	898
Total deposits	212	3,068	3,280
FHLB Advances and other borrowings	541	848	1,389
Total interest bearing liabilities	753	3,916	4,669
Net interest income	$354	$(726)	$(372)

Provision for Credit Losses. We determine our provision for credit losses (“provision”) based on our desire to provide an adequate allowance for credit losses (“ACL”) to reflect estimated lifetime losses in our loan portfolio and estimated losses on our unfunded commitments. We use a third-party model to collectively evaluate and estimate the ACL on loans and unfunded commitments on a pooled basis. The model pools loans and commitments with similar characteristics and calculates an estimated loss rate for the pool based on identified risk drivers. These risk drivers vary with loan type. Projections about future economic conditions and the effect they could have on future losses are inherent in the model. Loans with uniquely identified circumstances and risks are individually evaluated. Lifetime losses on these loans are estimated based on the loans’ individual characteristics.
Total provision for credit losses for the three months ended March 31, 2023, was $0.05 million, compared to no provision for the three months ended March 31, 2022. The current year’s provision is primarily the result of growth in the loan portfolio, minimal net charge offs of $0.02 million, partially offset by reductions in special mention and substandard loans and a reduction in unfunded commitments.
Based on loan growth and changes in economic conditions, the provision would have been $0.35 million in the first quarter of 2023. However, payments on criticized assets decreased computed reserves, reducing the provision. Continued improving economic conditions in our markets, as evidenced by unemployment rates below the national average in our two largest population centers, have resulted in improving overall economic trends for businesses.

Note that in discussing ACL allocations, the entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
Management believes that the provision recorded for the current year’s three-month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ACL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ACL. If there are significant charge-offs against the ACL, or we otherwise determine that the ACL is inadequate, we will need to record an additional provision in the future.
Non-interest Income. The following table reflects the various components of non-interest income for the three- month periods ended March 31, 2023 and 2022, respectively.

	Three months ended March 31,
	2023	2022	% Change
Non-interest Income:
Service charges on deposit accounts	$485	$488	(0.61)%
Interchange income	551	549	0.36%
Loan servicing income	569	701	(18.83)%
Gain on sale of loans	298	722	(58.73)%
Loan fees and service charges	80	92	(13.04)%
Net gains (losses) on investment securities	56	(37)	N/M
Other	253	198	27.78%
Total non-interest income	$2,292	$2,713	(15.52)%
Loan servicing income decreased due to reduced capitalization of mortgage servicing rights resulting from lower mortgage loan origination volume in the three-month period ended March 31, 2023, compared to the same prior year period, along with lower mortgage servicing income due to servicing a smaller portfolio.
Gain on sale of loans decreased in the current three-month period ended March 31, 2023, compared to the three months ended March 31, 2022, due to lower mortgage loan origination volumes.
The change in net gains (losses) on investment securities between the three months ended March 31, 2023, and the three months ended March 31, 2022, is primarily due to the change in valuations of equity securities. There were no sales of securities in either 2023 or 2022.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three-month periods ended March 31, 2023 and 2022, respectively.

	Three months ended March 31,
	2023	2022	% Change
Non-interest Expense:
Compensation and related benefits	$5,338	$5,398	(1.11)%
Occupancy	1,423	1,365	4.25%
Data processing	1,460	1,301	12.22%
Amortization of intangible assets	204	399	(48.87)%
Mortgage servicing rights expense, net	158	(327)	N/M
Advertising, marketing and public relations	136	212	(35.85)%
FDIC premium assessment	201	115	74.78%
Professional services	505	402	25.62%
Gains on repossessed assets, net	(29)	(7)	(314.29)%
New market tax credit depletion	—	163	N/M
Other	725	647	12.06%
Total non-interest expense	$10,121	$9,668	4.69%

Non-interest expense (annualized) / Average assets	2.25%	2.24%	0.45%
Data processing expense for the three months ended March 31, 2023, increased from the three months ended March 31, 2022, due to larger asset size and the impact of inflationary cost increases.
Amortization of intangible assets for three months ended March 31, 2023, decreased from the three months ended March 31, 2022, as intangible assets related to certain acquisitions have been fully amortized.
Mortgage servicing rights expense, net increased for the three months ended March 31, 2023, compared to the comparable prior year period. While amortization expense decreased in the current three-month period due to the impact of lower forecasted prepayments, this decrease was more than offset by $566 thousand of impairment reversal in the comparable prior year period.
Advertising, marketing and public relations expense decreased for the three months ended March 31, 2023, compared to the prior year period, while yearly expenses are expected to be approximately equal. The timing of related spending will be more heavily weighted in the last three quarters of 2023 than it was in 2022.
The FDIC insurance premium increased for the three-month period ended March 31, 2023, from the comparable prior year period due to an increase in the FDIC assessment rate. This was partially offset by the favorable impact of increased bank capital ratios, largely due to both a $15 million capital injection following the Company’s subordinated debt issuance in March of 2022, and the impact of growth in the Bank’s retained earnings.
Professional services costs increased during the three months ended March 31, 2023, from the comparable prior year period due to an increase in the use of outside professionals as projects needing outside professionals increased.
In the first quarter of 2022, the Bank invested $4.1 million in a New Market Tax Credit. Based on accounting guidance at the time of investment, the related non-tax-deductible asset depletion would have occurred over a 5-year period in lockstep with the recognition of the tax credit. In March of 2023, FASB issued ASU 2023-02, which allows for proportional amortization of tax credit investments that meet certain criteria. We have determined that our New Market Tax Credit investment meets the criteria of ASU 2023-02 and have chosen to early adopt using the modified retrospective approach as of January 1, 2023. Under ASU 2023-02, the amortization of the investment is now included in income tax expense.
The increase in other expenses during the three months ended March 31, 2023, from the comparable prior year period is largely related to costs related to expenses to support new products and product expansion.

Income Taxes. Income tax expense was $1.3 million for the three months ended March 31, 2023, compared to $1.5 million for the three months ended March 31, 2022. The effective tax rate was 25.5% for the three-month period ended March 31, 2023, compared to 24.2% for the comparable prior year period. The higher effective tax rate is due to the impact of the New Market Tax Credit investment depletion, now being included in income tax expense, partially offset by the impact of lower pre-tax income.

BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Our cash balances increased $29.7 million to $65.1 million compared to $35.4 million at December 31, 2022, as we increased our interest-bearing cash deposits at the Federal Reserve by $30 million at March 31, 2023.
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities available for sale, which represent the majority of our investment portfolio, were $173.4 million at March 31, 2023, compared with $166.0 million at December 31, 2022. The increase in the available for sale portfolio is primarily due to the purchase of $11 million, primarily floating-rate SBA backed pass-through securities, and a reduction in the unrealized loss of $1.5 million arising during the period, partially offset by principal repayments.
Securities held to maturity decreased to $95.3 million at March 31, 2023, compared to $96.4 million at December 31, 2022. This decrease was due to principal repayments. The unrealized loss on the held to maturity portfolio decreased by $1.5 million in the first quarter of 2023, to $18.1 million.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
March 31, 2023
U.S. government agency obligations	$25,213	$25,182
Mortgage-backed securities	96,020	78,959
Corporate debt securities	47,141	42,215
Corporate asset-backed securities	27,933	27,067
Totals	$196,307	$173,423
December 31, 2022
U.S. government agency obligations	$18,373	$18,313
Mortgage-backed securities	97,458	78,610
Corporate debt securities	44,636	40,251
Corporate asset-backed securities	29,877	28,817
Totals	$190,344	$165,991

The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Held to maturity securities	Amortized Cost	Fair Value
March 31, 2023
Obligations of states and political subdivisions	$600	$555
Mortgage-backed securities	94,701	76,628
Totals	$95,301	$77,183
December 31, 2022
Obligations of states and political subdivisions	$600	$546
Mortgage-backed securities	95,779	76,233
Totals	$96,379	$76,779
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	March 31, 2023		December 31, 2022
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$109,544	$92,532	$112,477	$93,669
AAA	8,179	7,928	8,640	8,334
AA	31,443	30,748	24,591	23,737
A	8,200	7,612	5,700	5,133
BBB	38,941	34,603	38,936	35,118
Non-rated	—	—	—	—
Total available for sale securities	$196,307	$173,423	$190,344	$165,991
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	March 31, 2023		December 31, 2022
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$94,701	$76,628	$95,779	$76,233
AAA	—	—	—	—
AA	—	—	—	—
A	600	555	600	546
Total	$95,301	$77,183	$96,379	$76,779
At March 31, 2023, the Bank has pledged mortgage-backed securities with a carrying value of $30.4 million as collateral against a borrowing line of credit with the Federal Reserve Bank with no borrowings outstanding on this line of credit. As of March 31, 2023, the Bank has pledged U.S. Government Agency securities with a carrying value of $2.2 million and mortgage-backed securities with a carrying value of $2.1 million as collateral against specific municipal deposits. As of March 31, 2023, the Bank also has mortgage-backed securities with a carrying value of $0.1 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
At December 31, 2022, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $5.4 million as collateral to secure a line of credit with the Federal Reserve Bank with no borrowings outstanding on this line of credit. As of December 31, 2022, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $2.6 million and mortgage-backed securities with a carrying value of $2.2 million as collateral against specific municipal deposits. As of December 31, 2022, the Bank also has mortgage-backed securities with a carrying value of $0.1 million pledged as collateral to the Federal Home Loan Bank of Des Moines.

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $9.2 million, to $1.42 billion as of March 31, 2023, from $1.41 billion at December 31, 2022. The following table reflects the composition, of our loan portfolio at March 31, 2023, and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$726,748	51.1%	$725,971	51.5%
Agricultural real estate	90,958	6.4%	87,908	6.2%
Multi-family real estate	207,786	14.6%	208,908	14.8%
Construction and land development	114,951	8.1%	102,492	7.3%
Residential mortgage
Residential mortgage	110,379	7.8%	105,389	7.5%
Purchased HELOC loans	3,206	0.2%	3,262	0.2%
Total real estate loans	1,254,028	88.2%	1,233,930	87.5%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	130,943	9.2%	136,013	9.6%
Agricultural operating	24,146	1.7%	28,806	2.0%
Consumer installment
Originated indirect paper	9,314	0.7%	10,236	0.7%
Other consumer	6,728	0.5%	7,150	0.5%
Total C&I/Agricultural operating and Consumer installment Loans	171,131	12.1%	182,205	12.8%
Gross loans	$1,425,159	100.3%	$1,416,135	100.3%
Unearned net deferred fees and costs and loans in process	(2,689)	(0.2)%	(2,585)	(0.2)%
Unamortized discount on acquired loans	(1,515)	(0.1)%	(1,766)	(0.1)%
Total loans (net of unearned income and deferred expense)	1,420,955	100.0%	1,411,784	100.0%
Allowance for credit losses	(22,679)		(17,939)
Total loans receivable, net	$1,398,276		$1,393,845

Allowance for Credit Losses.
The allowance for credit losses (“ACL”) is is a valuation allowance for current expected credit losses in the Company’s loan portfolio as of the balance sheet date. In determining the allowance, the company estimates credit losses over the loan’s entire contractual term, adjusted for expected prepayments when appropriate. The allowance estimate considers qualitative and quantitative relevant information from internal and external sources relating to historical loss experience; known and inherent risks in our portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; reasonable and supportable forecasts for future conditions; and other relevant factors determined by management. To ensure that the ACL is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance. The entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
The determination of the ACL requires significant judgement to estimate credit losses. The ACL on loans is measured collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that the loan does not share similar risk characteristics with other loans. The ACL on loans collectively evaluated is measured using the loss rate model. The Company categorizes its loan portfolio into four segments based on similar risk characteristics. Loans within each segment are pooled based on individual loan characteristics. Aggregated risk drivers are then calculated at a pool level. Risk drivers are identified attributes that have proven to be predictive of loan loss rates and vary based on loan segment and type. A loss rate is calculated and applied to the pool utilizing a model that combines the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to project lifetime losses. The loss rate is then combined with the loan’s balance and contractual maturity, adjusted for expected prepayments, to determine expected future losses. Future and supportable economic forecasts are based on national economic conditions and their reversion to the mean is implicit in the model and generally occurs over a period of two years.
Qualitative adjustments are made to the allowance calculated on collectively evaluated loans to incorporate factors not included in the model. Qualitative factors include but are not limited to, lending policies and procedures, the experience and ability of lending and other staff, the volume and severity of problem credits, quality of the loan review system, and other external factors.
Loans that exhibit different risk characteristics from the pool are individually evaluated for impairment. Loans can be identified for individual evaluation for a variety of reasons including delinquency, nonaccrual status, risk rating and loan modification. Accruing loans that exhibit different risk characteristics from their pool may also be within scope. On these loans, an allowance may be established so that the loan is reported, net, at the lower of (a) its amortized cost; (b) the present value of the loan’s estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if the loan is collateral dependent. Collateral dependency is determined using the practical expedient when: 1) the borrower is experiencing financial difficulty; and 2) repayment is expected to be provided substantially through the sale or operation of the collateral.
In addition, various regulatory agencies periodically review the ACL. These agencies may require the company to make additions to the ACL or may require that certain loan balances be charged off or downgraded into classified loan categories when the agencies’s evaluation differs from management’s evaluation based on their judgments of collectability from the information available to them at the time of examination.
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments using the modified retrospective method. This adoption resulted in a $4.7 million increase in the ACL on loans (“ACL - Loans”) and established a $1.5 million ACL on unfunded commitments (“ACL - Unfunded Commitments”). The increase in transition ACL is primarily due to the interaction of change from an incurred loss model to a lifetime loss model and the duration of our portfolio. Since transition, the ACL- Loans modestly increased $0.03 million to $22.7 million at March 31, 2023, representing 1.60% of loans receivable. The allowance for loan losses, prior to the ASU 2016-13 transition, was $17.9 million at December 31, 2022, representing 1.27% of loans receivable. The increase in the ACL - Loans, was due to a provision of $0.06 million, partially offset by net loan charge-offs. The ACL - Unfunded Commitments, established under ASU 2016-13, was $1.5 million at March 31, 2023. During the three months ended March 31, 2023, the ACL - Unfunded Commitments decreased $0.01 million due to a reduction in commitments.

Allowance for Credit Losses - Loans Roll Forward
(in thousands, except ratios)

	March 31, 2023 and Three Months Ended	December 31, 2022 and Three Months Ended	March 31, 2022 and Three Months Ended
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$17,939	$17,217	$16,913
Cumulative effect of ASU 2016-13 adoption	4,706	—	—
Loans charged off:
Commercial/Agricultural real estate	(32)	—	(35)
C&I/Agricultural operating	—	(36)	(63)
Residential mortgage	(14)	—	(12)
Consumer installment	(11)	(14)	(9)
Total loans charged off	(57)	(50)	(119)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	3	62	3
C&I/Agricultural operating	15	8	10
Residential mortgage	4	—	1
Consumer installment	12	2	10
Total recoveries of loans previously charged off:	34	72	24
Net loans charged off (“NCOs”)	(23)	22	(95)
Additions to ACL - Loans via provision for credit losses charged to operations	57	700	—
ACL - Loans, at end of period	$22,679	$17,939	$16,818
Average outstanding loan balance	$1,421,096	$1,399,244	$1,304,141
Ratios:
NCOs (annualized) to average loans	0.01%	(0.01)%	0.03%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended March 31, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$14,085	$2,318	$599	$129	$808	$17,939
Cumulative effect of ASU 2016-13 adoption	4,510	(331)	1,119	216	(808)	4,706
Charge-offs	(32)	—	(14)	(11)	—	(57)
Recoveries	3	15	4	12	—	34
Additions to ACL - Loans via provision for credit losses charged to operations	(70)	(154)	292	(11)	—	57
ACL - Loans, at end of period	$18,496	$1,848	$2,000	$335	$—	$22,679
Allowance for Credit Losses - Loans to Percentage
(in thousands, except ratios)

	March 31, 2023	December 31, 2022
Loans, end of period	$1,420,955	$1,411,784
ACL - Loans	$22,679	$17,939
ACL - Loans to loans, end of period	1.60%	1.27%

Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $1,530 at March 31, 2023 and $0 at December 31, 2022, classified in other liabilities on the consolidated balance sheets.

	March 31, 2023 and Three Months Ended	December 31, 2022 and Three Months Ended
ACL - Unfunded commitments - beginning of period	$—	$—
Cumulative effect of ASU 2016-13 adoption	1,537	—
Reductions to ACL - Unfunded commitments via provision for credit losses charged to operations	(7)	—
ACL - Unfunded commitments - end of period	$1,530	$—
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
When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than being recorded as interest income. The Company adopted ASU 2022-02 on January 1, 2023, which eliminated special accounting rules for TDRs. Prior to the elimination of the special accounting rules, TDR loans were accounted for under ASC 310-40. A TDR typically involved the granting of some concession to the borrower involving a loan modification, such as modifying the payment schedule or making interest rate changes. TDR loans may have involved loans that had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	March 31, 2023 and Three Months Then Ended (1)	December 31, 2022 and Twelve Months Then Ended (2)
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$5,515	$5,736
Agricultural real estate	2,495	2,742
Construction and land development	—	—
Commercial and industrial	450	552
Agricultural operating	794	890
Residential mortgage	1,133	1,253
Consumer installment	23	31
Total nonaccrual loans	$10,410	$11,204
Accruing loans past due 90 days or more	224	246
Total nonperforming loans (“NPLs”)	10,634	11,450
Other real estate owned	1,113	1,265
Other collateral owned	—	6
Total nonperforming assets (“NPAs”)	$11,747	$12,721
Average outstanding loan balance	$1,421,096	$1,351,052
Loans, end of period	$1,420,955	$1,411,784
Total assets, end of period	$1,860,720	$1,816,386
ACL - Loans, at beginning of period	$17,939	$16,913
Cumulative effect of ASU 2016-13 adoption	4,706	—
Loans charged off:
Commercial/Agricultural real estate	(32)	(205)
C&I/Agricultural operating	—	(346)
Residential mortgage	(14)	(68)
Consumer installment	(11)	(48)
Total loans charged off	(57)	(667)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	3	102
C&I/Agricultural operating	15	36
Residential mortgage	4	29
Consumer installment	12	51
Total recoveries of loans previously charged off:	34	218
Net loans charged off (“NCOs”)	(23)	(449)
Additions to ACL - loans via provision for credit losses charged to operations	57	1,475
ACL - Loans, at end of period	$22,679	$17,939
Ratios:
ALL to NCOs (annualized)	24,313.40%	3,995.32%
NCOs (annualized) to average loans	0.01%	0.03%
ALL to total loans	1.60%	1.27%
NPLs to total loans	0.75%	0.81%
NPAs to total assets	0.63%	0.70%
(1) Loan balances are stated at amortized cost.
(2) Loan balances are stated at the unpaid principal balance of the loan.

Nonaccrual Loans Roll Forward:

	Quarter Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Balance, beginning of period	$11,204	$10,772	$10,434	$11,858	$11,665
Additions	154	1,039	257	1,918	720
Acquired nonaccrual loans	—	—	—	—	—
Charge offs	(49)	(37)	(4)	(437)	(15)
Transfers to OREO	(25)	—	(27)	(65)	—
Return to accrual status	(252)	—	(117)	—	(51)
Repurchases of government guaranteed loans	—	—	517	—	—
Payments received	(527)	(561)	(288)	(2,830)	(461)
Other, net	(95)	(9)	—	(10)	—
Balance, end of period	$10,410	$11,204	$10,772	$10,434	$11,858
Nonaccrual loans decreased by $0.7 million at March 31, 2023, from $11.2 million December 31, 2022. As seen above, this is largely due to payments received with only modest new additions. Nonperforming assets decreased to $11.7 million or 0.63% of total assets at March 31, 2023, compared to $12.7 million, or 0.70% of total assets at December 31, 2022.
Refer to the “Allowance for Credit Losses” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
Below is a summary of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

	Term Extension
Loan Class	Amortized Cost Basis at March 31, 2023	% of Total Class of Financing Receivables
Commercial real estate	$5,359	0.74%
Commercial and industrial	$25	0.02%
Residential mortgage	$38	0.03%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2023	% of Total Class of Financing Receivables
Other consumer	$22	0.33%
Included in the nonaccrual loans roll forward table above, for periods prior to the January 1, 2023 adoption of ASU 2022-02 are nonaccrual TDR loans. Nonaccrual TDR loans were $2.6 million at December 31, 2022.

	December 31, 2022
	Number of Modifications	Recorded Investment
Troubled debt restructurings: Accrual Status
Commercial/Agricultural real estate	10	$1,336
C&I/Agricultural operating	5	960
Residential mortgage	36	2,875
Consumer installment	—	—
Total loans	51	$5,171
Accruing troubled debt restructurings were $5.2 million at December 31, 2022.
The table below shows a summary of criticized loans for the past five quarters. In the second quarter of 2022, two loans became categorized as special mention. One is a commercial real estate loan secured by a hotel (50% LTV at origination) and has rebounded more slowly from the pandemic due to reliance on seasonal events and company meetings. Performance year to date and current bookings show good progress. The second special mention loan is a $10.4 million fully secured working capital C&I loan. In the third quarter of 2022, this loan increased its outstanding balance by $2.4 million with a draw on a secured line of credit. The loan was categorized as special mention at June 30, 2022, and was paid off in the first quarter of 2023. The decrease in substandard loan balances from December 31, 2022 is due to a decrease in non-performing loans along with the receipt of payments. See Note 3, “Loans and Allowance for Credit Losses” for additional information.
In addition to our discussion of criticized, special mention, and substandard loans above, we are disclosing the following information about our loans to certain industries. As of March 31, 2023, hotel loans totaled $92 million with a weighted average LTV of 56% and average size of $3.4 million. Restaurant loans totaled $48 million, at March 31, 2023. The weighted-average LTV percentage on these restaurant loans was 54% and the average loan size was $689 thousand. Approximately $35.0 million of restaurant loans are to franchise quick-service restaurants. At March 31, 2023 we have $45 million of office loans with a weighted average LTV of 65% and average loan size of $626 thousand. The office properties are not located in large cities.

	(in thousands)
(Loan balance at unpaid principal balance)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Special mention loan balances	$6,636	$12,170	$20,178	$17,274	$1,849
Substandard loan balances	15,439	17,319	20,227	20,680	24,822
Criticized loans, end of period	$22,075	$29,489	$40,405	$37,954	$26,671
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
The fair market value of the Company’s MSR asset decreased from $5.7 million at December 31, 2022, to $5.5 million at March 31, 2023, primarily due to a reduction in size of the servicing portfolio as principal repayments exceeded new servicing rights. At March 31, 2023 and December 31, 2022, the Company did not have an MSR impairment, or related valuation allowance.
The unpaid balances of one- to four-family residential real estate loans serviced for others as of March 31, 2023, and December 31, 2022, were $513.8 million and $523.7 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at March 31, 2023 and December 31, 2022, was 1.07% and 1.08%, respectively.

Deposits. From a month-end perspective, deposits remained stable. From March 7, 2023 to March 31, 2023, a period closely monitored for unusual withdrawal activity, balances remained stable. Deposit composition changed during the quarter ended March 31, 2023, as both business and retail depositors sought higher yields on deposit accounts. For the quarter, retail deposits remained stable, with customers returning to higher yielding certificates with money moving from money market and savings accounts to certificate accounts. In January 2023, commercial non-interest bearing deposits fell as commercial customers decreased their cash balances to support the needs of their businesses. Modest brokered deposit growth supplemented deposit growth, with $10 million of brokered money market growth and $14.5 million of brokered certificate growth.
Consumer, commercial and government deposits have been stable since January 31, 2023 and since the two large coastal bank failures in early March. There are no material customer or industry concentrations. A decrease in deposits during January occurred as commercial customers decreased their cash balances to support the needs of their businesses.

	March 31, 2023	February 28, 2023	January 31, 2023	December 31, 2022
Consumer deposits	$786,614	$784,162	$779,476	$805,598
Commercial deposits	391,534	388,770	385,071	405,733
Public deposits	194,683	193,213	195,115	173,548
Brokered deposits	63,962	53,963	39,841	39,841
Total deposits	$1,436,793	$1,420,108	$1,399,503	$1,424,720
At March 31, 2023 our deposit portfolio composition was 55% consumer, 27% commercial, 14% public and 4% brokered deposits. At December 31, 2022 our deposit portfolio composition was 57% consumer, 28% commercial, 12% public and 3% brokered deposits.

	March 31, 2023	December 31, 2022
Non-interest bearing demand deposits	$247,735	$284,722
Interest bearing demand deposits	390,730	371,210
Savings accounts	214,537	220,019
Money market accounts	309,005	323,435
Certificate accounts	274,786	225,334
Total deposits	$1,436,793	$1,424,720
Uninsured and uncollateralized deposits were $252.7 million, or 18% of total deposits, at March 31, 2023 and $298.8 million, or 21% of total deposits, at December 31, 2022. Uninsured deposits at March 31, 2023 were $413.5 million, or 29% of total deposits, and $441.2 million, or 31% of total deposits at December 31, 2022, with the difference from the above sentence being fully secured government deposits.
On-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $517.4 million, or 205% of uninsured and uncollateralized deposits at March 31, 2023. At December 31, 2022 on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $570.0 million, or 191% of uninsured and uncollateralized deposits.

`

Federal Home Loan Bank (FHLB) advances (borrowings) and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023				December 31, 2022
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2023	$157,000	1.43%	4.92%	2023	$117,000	1.43%	4.31%
	2024	20,530	0.00%	1.45%	2024	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
Federal Home Loan Bank advances		$182,530				$142,530

Senior Notes (4)	2034	$18,083	6.75%	7.25%	2034	$23,250	3.00%	6.75%

Subordinated Notes (5)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(783)				(841)
Total other borrowings		$67,300				$72,409

Totals		$249,830				$214,939
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,017,535 and $984,878 at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $213,372 compared to $256,773 as of December 31, 2022.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $182,530 and $157,530, during the three months ended March 31, 2023 and the twelve months ended December 31, 2022, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of March 31, 2023 and December 31, 2022 were 4.55% and 4.09%, respectively.
(4)    Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022 and modified in February of 2023, requiring quarterly interest-only payments through March 2027, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
(b) A $5,000 line of credit, maturing August 1, 2023, that remains undrawn upon.
(5)    Subordinated notes resulted from the following:
(a) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in August 2020, which bears a fixed interest rate of 6.00% for five years. In September 2025, the fixed interest rate will be reset quarterly to equal the three-month term Secured Overnight Financing Rate plus 591 basis points. The note is callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.
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

FHLB advances increased $40.0 million to $182.5 million as of March 31, 2023, compared to $142.5 million as of December 31, 2022. The increase is due to loan growth, as well as the Bank’s desire to manage it’s liquidity and increase cash on hand in response to recent events. The Bank had $47 million of FHLB advances maturing overnight as of March 31, 2023. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of March 31, 2023, is approximately $213.4 million.
At March 31, 2023 and December 31 2022, the Bank had the ability to borrow $19.9 million and $4.1 million from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $30.4 million and $5.4 million as of March 31, 2023 and December 31, 2022, respectively. There were no Federal Reserve borrowings outstanding on these as of March 31, 2023 or December 31, 2022. In addition, The Bank has been approved to obtain funding from the Federal Reserve’s new Bank Term Funding Program (“BTFP”). As of March 31, 2023, the Bank has not borrowed from this facility and has not pledged any collateral to this facility.
The Bank maintains two unsecured federal funds purchased lines of credit with banking partners which total $30 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily, and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of March 31, 2023, or December 31, 2022. Additionally, we have a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
See Note 7, “Federal Home Loan Bank and Federal Reserve Bank Advances and Other Borrowings” for more information.
At March 31, 2023, the Bank has pledged $1.02 billion of loans to secure the current FHLB outstanding advances and letters of credit and to provide the unused borrowing capacity, compared to $0.98 billion of loans pledged at December 31, 2022.
Stockholders’ Equity. Total stockholders’ equity was $164.6 million at March 31, 2023, compared to $167.1 million at December 31, 2022. The decrease in stockholder’s equity was attributable to: 1) the $4.4 million cumulative effect adjustment from the adoption of ASU 2016-13; and 2) the payment of the annual cash dividend paid in February to common stockholders of $0.29 per share or $3.0 million. These reductions to equity were partially offset by: 1) net income of $3.7 million; 2) a reduction in the unrealized loss on available for sale securities of $1.1 million; and 3) the $0.1 million cumulative effect adjustment from the adoption of ASU 2023-02.
On July 23, 2021, the Board of Directors adopted a new share repurchase program. No shares were repurchased under this program in the first quarter of 2023. The Company is authorized to repurchase an additional 243 thousand shares under this July 2021 share repurchase program.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and securities portfolio divided by total assets. At March 31, 2023, our liquidity ratio increased to 13.7% percent from 13.0% at December 31, 2022. This was largely due to an increase in interest-bearing cash.
Consumer, commercial and government deposits have been stable since January 31, 2023 and since the two large coastal bank failures in early March. There are no material customer or industry concentrations. A decrease in deposits during January occurred as commercial customers decreased their cash balances to support the needs of their businesses. At March 31, 2023 our deposit portfolio composition was 55% consumer, 27% commercial, 14% public and 4% brokered deposits. At December 31, 2022 our deposit portfolio composition was 57% consumer, 28% commercial, 12% public and 3% brokered deposits.
Uninsured and uncollateralized deposits were $252.7 million, or 18% of total deposits, at March 31, 2023 and $298.8 million, or 21% of total deposits, at December 31, 2022. Uninsured deposits alone at March 31, 2023 were $413.5 million, or 29% of total deposits, and $441.2 million, or 31% of total deposits at December 31, 2022, with the difference being fully secured government deposits.
On-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $517.4 million, or 205% of uninsured and uncollateralized deposits at March 31, 2023. At December 31, 2022 on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $570.0 million, or 191% of uninsured and uncollateralized deposits.

Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $171.1 million of our $274.8 million (62%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate decreased in 2022 and may remain at lower than historical levels in 2023 based on management’s current pricing strategy, which reflects the Bank’s current strong on-balance sheet liquidity ratio. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $213.4 million available to borrow under this arrangement, supported by loan collateral as of March 31, 2023. We also had borrowing capacity of $19.9 million at the Federal Reserve Bank and have been approved to access the Bank Term Funding Program (“BTFP”) if the need should arise. The bank maintains $30 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company has a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have formal brokered certificate lines of credit with counter parties at March 31, 2023, we believe that the Bank could access this market, which provides an additional potential source of liquidity as evidenced by third and fourth quarter 2022 and first quarter of 2023 new brokered deposits. See Note 7, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Form 10-Q, for further detail.
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
Off-Balance Sheet Liabilities. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2023, the Company had approximately $234.8 million in unused loan commitments, compared to approximately $243.0 million in unused commitments as of December 31, 2022. In addition, there are $4.4 million of commitments for contributions of capital to an SBIC and an investment company at March 31, 2023. These commitments totaled $4.7 million at December 31, 2022.

Capital Resources. As of March 31, 2023, and December 31, 2022, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2023 (Unaudited)
Total capital (to risk weighted assets)	$226,873	14.6%	$124,595	> =	8.0%	$155,744	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,474	13.3%	93,446	> =	6.0%	124,595	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,474	13.3%	70,085	> =	4.5%	101,234	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,474	11.7%	71,180	> =	4.0%	88,974	> =	5.0%
As of December 31, 2022 (Audited)
Total capital (to risk weighted assets)	$221,361	14.2%	$124,971	> =	8.0%	$156,213	> =	10.0%
Tier 1 capital (to risk weighted assets)	203,422	13.0%	93,728	> =	6.0%	124,971	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	203,422	13.0%	70,296	> =	4.5%	101,539	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	203,422	11.5%	70,610	> =	4.0%	88,262	> =	5.0%
At March 31, 2023, and December 31, 2022, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of March 31, 2023 (Unaudited)
Total capital (to risk weighted assets)	$220,131	14.1%	$124,595	> =	8.0%
Tier 1 capital (to risk weighted assets)	150,732	9.7%	93,446	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	150,732	9.7%	70,085	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	150,732	8.5%	71,180	> =	4.0%
As of December 31, 2022 (Audited)
Total capital (to risk weighted assets)	$218,737	14.0%	$124,971	> =	8.0%
Tier 1 capital (to risk weighted assets)	150,798	9.7%	93,728	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	150,798	9.7%	70,296	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	150,798	8.5%	70,610	> =	4.0%

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
The following table sets forth, at March 31, 2023 and December 31, 2022 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2023	At December 31, 2022

+300 bp	(2)%	0%
+200 bp	(2)%	0%
+100 bp	(1)%	0%
-100 bp	1%	(1)%
-200 bp	(1)%	(4)%

(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at March 31, 2023, and December 31, 2022.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2023	At December 31, 2022

+300 bp	(7)%	(3)%
+200 bp	(5)%	(2)%
+100 bp	(2)%	(1)%
-100 bp	2%	1%
-200 bp	3%	2%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2023, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, at reaching a level of reasonable assurance.

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

Item 1A.RISK FACTORS
The information in this Form 10-Q should be read in conjunction with the risk factors described in “Risk Factors” in Item 1A of our 2022 10-K and the information under “Forward-Looking Statements” in this Form 10-Q and in our 2022 10-K.
There have been no material changes from the risk factors as previously disclosed in “Risk Factors” in Item 1A of our 2022 10-K, except as described below:
Recent volatility in the banking sector may result in reputational risk, new legislation, regulations or policy changes that could subject the Company to increased government regulation and supervision.
The recent failures of Silicon Valley Bank, Signature Bank, and First Republic Bank caused general uncertainty and concern regarding the banking sector, including the adequacy of liquidity. Uncertainty may be compounded by the reach and depth of media attention and its ability to disseminate concerns about these types of events. This public uncertainty and concern could potentially affect the Bank despite its relatively high percentage of deposits (82% as of March 31, 2023) that are either insured or collateralized and its on balance sheet liquidity and collateralized borrowing capacity being well in excess of the uninsured deposit balances.
These recent bank failures also prompted responses by the FDIC, the Federal Reserve and the U.S. Treasure Secretary to protect the depositors of these institutions. Congress and the federal banking agencies have begun to evaluate the events leading to the failures and have put forth varying theories, such as inadequate regulation and supervision, and a failure by the institutions to effectively manage interest rate and liquidity risks. Continued evaluation of these recent developments, or the occurrence of new bank failures, may lead to governmental initiatives intended to prevent future bank failures. The federal banking agencies may also re-evaluate applicable liquidity risk management standards. Although we cannot predict with certainty which initiatives may be pursued by legislators and regulatory agencies, or the terms and scope of any such initiatives, any of the potential changes referenced above could, among other things, subject us to additional costs, limit the types of financial services and products that the Bank may offer, and limit the future growth of the Company, any of which could materially and adversely affect the business, results of operations or financial condition of the Company.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)Issuer Purchases of Equity Securities.
On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of July 23, 2021, or 532,962 shares, from time to time. Under this new share repurchase program, no shares were repurchased during the quarter ended March 31, 2023. As of March 31, 2023, 243,805 shares remain available for repurchase under the current share repurchase authorization.

Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Not applicable.

Item 6.EXHIBITS
(a) Exhibits

3.1
Amended and Restated Bylaws of the Company dated January 23, 2023 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2022 filed on March 7, 2023 (File No. 001-33003)).

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: May 4, 2023	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: May 4, 2023	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer