Form 10-Q
period 2023-06-30
Citizens Community Bancorp Inc.
filed 2023-08-03
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At August 3, 2023 there were 10,469,925 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2023 (unaudited) and December 31, 2022
(derived from audited financial statements)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$42,969	$35,363
Other interest bearing deposits	—	249
Available for sale ("AFS") securities, at fair value (amortized cost of $187,172, net of allowance for credit losses of $0 at June 30, 2023)	161,135	165,991
Held to maturity ("HTM") securities, at amortized cost, net of allowance for credit losses of $0 at June 30, 2023	93,800	96,379
Equity investments	2,299	1,794
Other investments	16,347	15,834
Loans receivable	1,424,988	1,411,784
Allowance for credit losses	(23,164)	(17,939)
Loans receivable, net	1,401,824	1,393,845
Loans held for sale	2,394	—
Mortgage servicing rights, net	4,008	4,262
Office properties and equipment, net	19,827	20,493
Accrued interest receivable	5,702	5,285
Intangible assets	2,052	2,449
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,199	1,271
Bank owned life insurance ("BOLI")	25,290	24,954
Other assets	19,493	16,719
TOTAL ASSETS	$1,829,837	$1,816,386

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,464,682	$1,424,720
Federal Home Loan Bank (“FHLB”)	122,530	142,530
Other borrowings	67,357	72,409
Other liabilities	9,710	9,639
Total liabilities	1,664,279	1,649,298

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 10,470,175 and 10,425,119 shares issued and outstanding, respectively	105	104
Additional paid-in capital	119,404	119,240
Retained earnings	64,926	65,400
Accumulated other comprehensive loss	(18,877)	(17,656)
Total stockholders’ equity	165,558	167,088
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,829,837	$1,816,386
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2023 and 2022
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest and dividend income:
Interest and fees on loans	$17,960	$14,893	$35,086	$28,660
Interest on investments	2,817	1,810	5,364	3,419
Total interest and dividend income	20,777	16,703	40,450	32,079
Interest expense:
Interest on deposits	6,162	985	10,510	2,053
Interest on FHLB and FRB borrowed funds	1,892	297	3,385	608
Interest on other borrowed funds	1,037	1,154	2,074	1,984
Total interest expense	9,091	2,436	15,969	4,645
Net interest income before provision for credit losses	11,686	14,267	24,481	27,434
Provision for credit losses	450	400	500	400
Net interest income after provision for credit losses	11,236	13,867	23,981	27,034
Non-interest income:
Service charges on deposit accounts	488	482	973	970
Interchange income	591	614	1,142	1,163
Loan servicing income	499	600	1,068	1,301
Gain on sale of loans	904	414	1,202	1,136
Loan fees and service charges	88	141	168	233
Net gains (losses) on investment securities	10	(75)	66	(112)
Other	333	196	586	394
Total non-interest income	2,913	2,372	5,205	5,085
Non-interest expense:
Compensation and related benefits	5,336	5,589	10,674	10,987
Occupancy	1,359	1,343	2,782	2,708
Data processing	1,444	1,415	2,904	2,716
Amortization of intangible assets	193	399	397	798
Mortgage servicing rights expense, net	148	195	306	(132)
Advertising, marketing and public relations	151	250	287	462
FDIC premium assessment	203	118	404	233
Professional services	306	368	811	770
Gain on repossessed assets, net	(9)	(2)	(38)	(9)
New market tax credit depletion	—	162	—	325
Other	715	625	1,440	1,272
Total non-interest expense	9,846	10,462	19,967	20,130
Income before provision for income taxes	4,303	5,777	9,219	11,989
Provision for income taxes	1,097	1,411	2,351	2,917
Net income attributable to common stockholders	$3,206	$4,366	$6,868	$9,072
Per share information:
Basic earnings	$0.31	$0.41	$0.66	$0.86
Diluted earnings	$0.31	$0.41	$0.66	$0.86
Cash dividends paid	$—	$—	$0.29	$0.26
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Three and Six months ended June 30, 2023 and 2022
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income attributable to common stockholders	$3,206	$4,366	$6,868	$9,072
Other comprehensive gain (loss), net of tax:
Securities available for sale
Net unrealized losses arising during period, net of tax	(2,277)	(5,315)	(1,212)	(12,438)
Reclassification adjustment for net gains included in net income, net of tax	(9)	—	(9)	—
Other comprehensive loss, net of tax	(2,286)	(5,315)	(1,221)	(12,438)
Comprehensive income (loss)	$920	$(949)	$5,647	$(3,366)
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2023
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2023	10,425,119	$104	$119,240	$65,400	$(17,656)	$167,088
Net income	—	—	—	3,662	—	3,662
Other comprehensive income, net of tax	—	—	—	—	1,065	1,065
Forfeiture of unvested shares	(1,168)	—	—	—	—	—
Surrender of restricted shares of common stock	(10,287)	—	(129)	—	—	(129)
Restricted common stock awarded under the equity incentive plan	50,606	1	—	—	—	1
Restricted common stock issued upon achievement of the 2020 performance criteria	18,551	—	—	—	—	—
Amortization of restricted stock	—	—	216	—	—	216
Cumulative change in accounting principle for adoption of ASU 2016-13	—	—	—	(4,432)	—	(4,432)
Cumulative change in accounting principle for adoption of ASU 2023-02	—	—	—	130	—	130
Cash dividends ($0.29 per share)	—	—	—	(3,040)	—	(3,040)
Balance at March 31, 2023	10,482,821	105	119,327	61,720	(16,591)	164,561
Net income	—	—	—	3,206	—	3,206
Other comprehensive loss, net of tax	—	—	—	—	(2,286)	(2,286)
Forfeiture of unvested shares	(1,500)	—	—	—	—	—
Common stock options exercised	3,000	—	28	—	—	28
Common stock repurchased	(14,146)	—	(117)	—	—	(117)
Amortization of restricted stock	—	—	166	—	—	166
Balance at June 30, 2023	10,470,175	$105	$119,404	$64,926	$(18,877)	$165,558
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

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2023 and 2022
(in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income attributable to common stockholders	$6,868	$9,072
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities net (discount accretion) premium amortization	(34)	57
Depreciation expense	1,203	1,163
Provision for credit losses	500	400
Net realized (gain) loss on equity securities	(54)	113
Net realized gain on debt securities	(12)	—
Increase in mortgage servicing rights resulting from transfers of financial assets	(52)	(227)
Mortgage servicing rights amortization and impairment, net	306	(132)
Amortization of intangible assets	397	798
Amortization of restricted stock	382	392
Net stock based compensation expense	—	2
Decrease in deferred income taxes	129	676
Increase in cash surrender value of life insurance	(336)	(310)
Net gain from disposals of foreclosed and repossessed assets	(38)	(9)
Gain on sale of loans held for sale, net	(1,202)	(1,136)
New market tax credit depletion expense	—	325
Net change in:
Loans held for sale	(1,192)	6,634
Accrued interest receivable and other assets	(1,047)	388
Other liabilities	(1,466)	(1,759)
Total adjustments	(2,516)	7,375
Net cash provided by operating activities	4,352	16,447
Cash flows from investing activities:
Net decrease in other interest bearing deposits	249	6
Purchase of available for sale securities	(11,007)	(5,760)
Proceeds from principal payments of available for sale securities	9,128	14,577
Proceeds from sales of available for sale securities	5,105	—
Purchase of held to maturity securities	—	(35,342)
Proceeds from principal payments and maturities of held to maturity securities	2,571	7,204
Purchase of equity investments	(450)	(150)
Net (purchases) sales of other investments	(513)	406
Proceeds from sales of foreclosed and repossessed assets	254	38
Net increase in loans	(13,199)	(36,445)
Net capital expenditures	(547)	(1,583)
Proceeds from disposal of office properties and equipment	10	—
New market tax credit investment	—	(4,056)
Net cash used in investing activities	(8,399)	(61,105)

Cash flows from financing activities:
Federal Home Loan Bank advances	15,000	44,000
Amortization of fair value adjustments for acquired Federal Home Loan Bank advances	—	3
Federal Home Loan Bank advance call payments	—	(27,500)
Federal Home Loan Bank advance termination payments	—	(15,015)
Federal Home Loan Bank maturities	(35,000)	(11,000)
Amortization of debt issuance costs	115	107
Proceeds from other borrowings, net of origination costs	—	34,197
Other borrowings principal reductions	(5,167)	(5,606)
Net increase in deposits	39,962	12,675
Common stock restricted shares	1	—
Repurchase shares of common stock	(117)	(288)
Surrender of restricted shares of common stock	(129)	(141)
Common stock options exercised	28	20
Cash dividends paid	(3,040)	(2,742)
Net cash provided by financing activities	11,653	28,710
Net increase (decrease) in cash and cash equivalents	7,606	(15,948)
Cash and cash equivalents at beginning of period	35,363	47,691
Cash and cash equivalents at end of period	$42,969	$31,743

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$10,088	$2,121
Interest on borrowings	$5,363	$2,148
Income taxes	$2,505	$1,880
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$144	$65

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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers in Wisconsin and Minnesota through 23 branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Mankato and Twin Cities markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, agricultural operators and consumers, including one-to-four family residential mortgages.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the June 30, 2023, balance sheet date and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 7, 2023; the matters described in “Risk Factors” in Item 1A of the quarterly reports on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 4, 2023; the matters described in “Risk Factors” in Item 1A of this Form 10-Q; external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Allowance for Credit Losses – Held to Maturity Securities -The Company measures expected credit losses on held to maturity debt securities on a collective basis by major security type. For agency mortgage-backed securities there are no expected credit losses as they are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. For other securities, the estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
Allowance for Credit Losses – Available for Sale Securities - The Company measures the allowance for credit losses on available for sale debt securities by evaluating securities in an unrealized loss position using a two-step process. First, the Company assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. If it is determined that the Company intends or will be required to sell the security, it is written down to its fair value through income. For agency mortgage-backed and asset-backed securities that do not meet the criteria in step one, there are no expected credit losses as they are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. For other debt securities that do not meet the criteria in step one, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the allowance for credit losses on available for sale investments is recorded for the credit loss, limited by the amount that the fair value is less that the amortized cost basis. Any impairment that has not been recorded though an allowance for credit losses is recognized in other comprehensive income.
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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $16,347 at June 30, 2023 consisted of $8,153 of FHLB stock, $5,686 of

Federal Reserve Bank stock and $2,508 of Bankers’ Bank stock. Other investments totaling $15,834 at December 31, 2022 consisted of $7,652 of FHLB stock and $5,674 of Federal Reserve Bank stock and $2,508 of Bankers’ Bank stock.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of June 30, 2023, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2022. The Company has monitored events and conditions since December 31, 2022, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
New Markets Tax Credits - As a part of its commitment to the communities it serves, in the first quarter of 2022, the Company made an investment in an LLC that is sponsoring a community development project that has been awarded a New Markets Tax Credit (NMTC) through the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. This investment is Community Reinvestment Act eligible and is designed to generate a return primarily through the realization of the tax credit. This LLC is considered a Variable Interest Entity (VIE) as the Company represents the holder of the equity investment at risk, but does not have the ability to direct the activities that most significantly affect the performance of the LLC. As such, the Company is not the primary beneficiary of the VIE and the LLC has not been consolidated. With the adoption of ASU 2023-02 on January 1, 2023 discussed in Recent Accounting Pronouncements - Adopted below, the investment is accounted for using the proportional amortization method, which requires amortizing the investment in the period of and in proportion to the recognition of the related tax credit. Amortization of the investment is included in provision for income taxes and the utilization of the tax credit is recorded as a reduction in provision for income taxes. Prior to the adoption of ASU 2023-02 the investment was accounted for using the equity method of accounting and was amortized through non-interest expense
As of June 30, 2023, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $3,189. Prior to the adoption of ASU 2023-02, the carrying value of the investment as of December 31, 2022 was $3,350. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of June 30, 2023, there were no known instances of noncompliance associated with the investment.
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
Recent Accounting Pronouncements—Adopted
ASU 2020-04 and ASU 2021-01, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting--These ASUs provide optional and temporary relief, in the form of optional expedients and exceptions, for applying GAAP to modifications of contacts, hedging relationships and other transactions affected by reference rate (e.g. LIBOR) reforms. ASU 2020-04 and ASU 2021-01 was effective immediately upon issuance and will remain in effect through December 31, 2024. The Company utilizes LIBOR, among other indexes, as a reference rate for underwriting variable rate loans. Reference rate reform has not had, nor does the Company expect it to have, a material effect on the Company’s consolidated balance sheet, operations or cash flows.
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
The Company adopted ASU 2016-13 using the modified retrospective approach effective January 1, 2023. Results for the periods beginning on and after January 1, 2023 are presented under ASU 2016-13 while prior period amounts are reported in accordance with previously applicable accounting standards. The company recorded a reduction to retained earnings of $4,432 upon the adoption of ASU 2016-13, primarily due to the requirement to estimate credit losses over the life of the loan and the duration of the Company’s portfolio. The Company also recorded an increase to the ACL of $4,706. This increase was made up of two components, $4,576 for non-purchased credit deteriorated (“PCD”) loans and $130 for PCD loans. An ACL on unfunded commitments of $1,537 was also established. The Company elected not to record an allowance on HTM securities as the portfolio consists almost entirely of agency-backed securities that inherently have minimal nonpayment risk. The transition adjustment included corresponding increases in deferred tax assets.
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
The Company chose to adopt ASU 2023-02 because it felt that the proportional amortization method more accurately reflects the economic substance of its tax credit investment. Proportional amortization better matches the cost of the investment with the benefits received, and including the amortization of the investment in provision for income taxes better reflects the benefit the Company receives from the transaction. For the three and six months ended June 30, 2023, adopting ASU 2023-02 increased net income $33 and $65, respectively.
Recently Issued, But Not Yet Effective Accounting Pronouncements
None

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of June 30, 2023 and December 31, 2022, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
U.S. government agency obligations	$18,820	$107	$224	$18,703
Mortgage-backed securities	94,382	—	18,406	75,976
Corporate debt securities	47,147	—	6,894	40,253
Asset-backed securities	26,823	10	630	26,203
Total available for sale securities	$187,172	$117	$26,154	$161,135

December 31, 2022
U.S. government agency obligations	$18,373	$173	$233	$18,313
Mortgage-backed securities	97,458	—	18,848	78,610
Corporate debt securities	44,636	—	4,385	40,251
Asset-backed securities	29,877	—	1,060	28,817
Total available for sale securities	$190,344	$173	$24,526	$165,991

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
Obligations of states and political subdivisions	$600	$—	$49	$551
Mortgage-backed securities	93,200	5	19,075	74,130
Total held to maturity securities	$93,800	$5	$19,124	$74,681

December 31, 2022
Obligations of states and political subdivisions	$600	$—	$54	$546
Mortgage-backed securities	95,779	7	19,553	76,233
Total held to maturity securities	$96,379	$7	$19,607	$76,779
At June 30, 2023, the Bank has pledged mortgage-backed securities with a carrying value of $29,984 as collateral against a borrowing line of credit with the Federal Reserve Bank. As of June 30, 2023, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2023, the Bank has pledged U.S. Government Agency securities with a carrying value of $1,979 and mortgage-backed securities with a carrying value of $2,161 as collateral against specific municipal deposits. As of June 30, 2023, the Bank also has mortgage-backed securities with a carrying value of $223 pledged as collateral to the Federal Home Loan Bank of Des Moines.
At December 31, 2022, the Bank had pledged certain of its mortgage-backed securities with a carrying value of $5,421 as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2022, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2022, the Bank had pledged certain of its U.S. Government Agency securities with a carrying value of $2,602 and mortgage-backed securities with a carrying value of $2,219 as collateral against specific municipal deposits. As of December 31, 2022, the Bank also had mortgage-backed securities with a carrying value of $142 pledged as collateral to the Federal Home Loan Bank of Des Moines.
For the three and six month periods ended June 30, 2023 gross sales of available securities were $5,105, gross gains on the sale of available for sale securities were $12, and gross losses on the sale of available for sale securities were $0.
For the three and six month periods ended June 30, 2022, there were no sales of available for sale securities.

The estimated fair value of securities at June 30, 2023 and December 31, 2022, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	June 30, 2023		December 31, 2022
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	10,079	9,604	8,525	8,184
Due after five years through ten years	48,112	41,511	45,622	41,427
Due after ten years	34,599	34,044	38,739	37,770
Total securities with contractual maturities	$92,790	$85,159	$92,886	$87,381
Mortgage-backed securities	94,382	75,976	97,458	78,610
Total available for sale securities	$187,172	$161,135	$190,344	$165,991

	June 30, 2023		December 31, 2022
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$97	$—	$—
Due after one year through five years	500	454	450	415
Due after five years through ten years	—	—	150	131
Total securities with contractual maturities	600	551	600	546
Mortgage-backed securities	93,200	74,130	95,779	76,233
Total held to maturity securities	$93,800	$74,681	$96,379	$76,779

Securities with unrealized losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023
U.S. government agency obligations	$940	$6	$2,840	$218	$3,780	$224
Mortgage-backed securities	12	—	75,964	18,406	75,976	18,406
Corporate debt securities	11,099	928	29,154	5,966	40,253	6,894
Asset-backed securities	—	—	24,977	630	24,977	630
Total	$12,051	$934	$132,935	$25,220	$144,986	$26,154
December 31, 2022
U.S. government agency obligations	$3,169	$138	$1,138	$95	$4,307	$233
Mortgage-backed securities	9,654	896	68,907	17,952	78,561	18,848
Corporate debt securities	21,547	1,688	18,704	2,697	40,251	4,385
Asset-backed securities	7,955	221	20,862	839	28,817	1,060
Total	$42,325	$2,943	$109,611	$21,583	$151,936	$24,526

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023
Obligations of states and political subdivisions	$—	$—	$551	$49	$551	$49
Mortgage-backed securities	109	3	73,809	19,072	73,918	19,075
Total	$109	$3	$74,360	$19,121	$74,469	$19,124
December 31, 2022
Obligations of states and political subdivisions	$—	$—	$546	$54	$546	$54
Mortgage-backed securities	16,627	2,416	59,367	17,137	75,994	19,553
Total	$16,627	$2,416	$59,913	$17,191	$76,540	$19,607

At June 30, 2023 no ACL was established for available for sale or held to maturity securities. Substantially all the held to maturity portfolio is made up of agency backed mortgage securities. These securities are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Company does not expect to incur credit losses on these securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.

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
Commercial and industrial (“C&I”) loans are primarily underwritten based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. Agricultural operating loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines. Operating lines are typically written for one year and secured by the crop and other farm assets or other business assets, as considered necessary. Agricultural loans carry significant credit risks as they may involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. Farming operations may be affected by adverse weather conditions such as drought, hail or floods that can severely limit crop yields.
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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2023 follows:

	June 30, 2023
	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$730,391	51.3%
Agricultural real estate	86,959	6.1%
Multi-family real estate	208,109	14.6%
Construction and land development	104,891	7.4%
C&I/Agricultural operating:
Commercial and industrial	133,248	9.4%
Agricultural operating	24,381	1.7%
Residential mortgage:
Residential mortgage	119,118	8.4%
Purchased HELOC loans	3,216	0.2%
Consumer installment:
Originated indirect paper	8,189	0.6%
Other consumer	6,486	0.5%
Total loans receivable	$1,424,988	100%
Less Allowance for credit losses	(23,164)
Net loans receivable	$1,401,824

Loans are stated at the unpaid principal balance outstanding at December 31, 2022.

	December 31, 2022
	Loan Principal Balance	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$725,971	51.5%
Agricultural real estate	87,908	6.2%
Multi-family real estate	208,908	14.8%
Construction and land development	102,492	7.3%
C&I/Agricultural operating:
Commercial and industrial	136,013	9.6%
Agricultural operating	28,806	2.0%
Residential mortgage:
Residential mortgage	105,389	7.5%
Purchased HELOC loans	3,262	0.2%
Consumer installment:
Originated indirect paper	10,236	0.7%
Other consumer	7,150	0.5%
Gross Loans	$1,416,135	100.3%
Less:
Unearned net deferred fees and costs and loans in process	(2,585)	(0.2)%
Unamortized discount on acquired loans	(1,766)	(0.1)%
Total loans receivable	$1,411,784	100.0%
Less Allowance for loan losses	(17,939)
Net loans	$1,393,845

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

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of June 30, 2023 and gross charge-offs for the six months ended June 30, 2023:

	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$22,448	$141,385	$249,536	$93,201	$72,994	$118,947	$10,375	$—	$708,886
Risk rating 6	—	—	9,303	331	—	68	—	—	9,702
Risk rating 7	—	189	—	4,551	194	6,869	—	—	11,803
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$22,448	$141,574	$258,839	$98,083	$73,188	$125,884	$10,375	$—	$730,391
Current period gross charge-offs	$—	$—	$10	$—	$—	$4	$—	$—	$14
Agricultural real estate
Risk rating 1 to 5	$13,788	$20,893	$11,544	$7,932	$5,431	$16,081	$2,317	$—	$77,986
Risk rating 6	—	173	5,510	—	300	742	—	—	6,725
Risk rating 7	—	405	—	—	101	1,742	—	—	2,248
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$13,788	$21,471	$17,054	$7,932	$5,832	$18,565	$2,317	$—	$86,959
Current period gross charge-offs	$—	$—	$—	$32	$—	$—	$—	$—	$32
Multi-family real estate
Risk rating 1 to 5	$3,016	$42,403	$87,547	$46,598	$8,764	$19,781	$—	$—	$208,109
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,016	$42,403	$87,547	$46,598	$8,764	$19,781	$—	$—	$208,109
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$23,344	$37,514	$31,531	$9,151	$120	$832	$2,192	$—	$104,684
Risk rating 6	—	—	—	—	—	113	—	—	113
Risk rating 7	—	—	—	—	—	94	—	—	94
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$23,344	$37,514	$31,531	$9,151	$120	$1,039	$2,192	$—	$104,891
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$11,045	$34,065	$27,896	$13,251	$5,554	$3,227	$35,328	$—	$130,366
Risk rating 6	—	—	—	—	—	—	2,870	—	2,870
Risk rating 7	—	—	—	—	8	4	—	—	12
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$11,045	$34,065	$27,896	$13,251	$5,562	$3,231	$38,198	$—	$133,248
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural operating
Risk rating 1 to 5	$2,778	$3,234	$986	$545	$378	$2,500	$11,171	$—	$21,592
Risk rating 6	96	—	50	345	—	—	563	—	1,054
Risk rating 7	—	548	750	—	36	252	149	—	1,735
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,874	$3,782	$1,786	$890	$414	$2,752	$11,883	$—	$24,381
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$17,300	$33,892	$9,376	$2,727	$2,373	$36,053	$14,249	$—	$115,970
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	14	3,031	50	53	3,148
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$17,300	$33,892	$9,376	$2,727	$2,387	$39,084	$14,299	$53	$119,118
Current period gross charge-offs	$—	$—	$10	$—	$—	$14	$—	$—	$24
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$3,216	$—	$3,216
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$3,216	$—	$3,216
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$8,148	$—	$—	$8,148
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	41	—	—	41
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$8,189	$—	$—	$8,189
Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13
Other consumer
Risk rating 1 to 5	$1,083	$1,989	$1,042	$772	$584	$429	$577	$—	$6,476
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	7	—	—	—	—	2	1	—	10
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$1,090	$1,989	$1,042	$772	$584	$431	$578	$—	$6,486
Current period gross charge-offs	$—	$—	$1	$10	$—	$3	$—	$—	$14
Total loans receivable	$94,905	$316,690	$435,071	$179,404	$96,851	$218,956	$83,058	$53	$1,424,988
Total current period gross charge-offs	$—	$—	$21	$42	$—	$34	$—	$—	$97

Below is a summary of the unpaid principal balance of loans summarized by class and credit quality risk rating as of December 31, 2022:

	1 to 5	6	7	8	9	TOTAL
Commercial/Agricultural real estate:
Commercial real estate	$712,658	$5,771	$7,542	$—	$—	$725,971
Agricultural real estate	84,215	549	3,144	—	—	87,908
Multi-family real estate	208,908	—	—	—	—	208,908
Construction and land development	102,385	—	107	—	—	102,492
C&I/Agricultural operating:
Commercial and industrial	129,748	5,526	739	—	—	136,013
Agricultural operating	26,418	324	2,064	—	—	28,806
Residential mortgage:
Residential mortgage	101,730	—	3,659	—	—	105,389
Purchased HELOC loans	3,262	—	—	—	—	3,262
Consumer installment:
Originated indirect paper	10,190	—	46	—	—	10,236
Other consumer	7,132	—	18	—	—	7,150
Gross loans	$1,386,646	$12,170	$17,319	$—	$—	$1,416,135
Less:
Unearned net deferred fees and costs and loans in process						(2,585)
Unamortized discount on acquired loans						(1,766)
Allowance for loan losses						(17,939)
Loans receivable, net						$1,393,845
Allowance for Credit Losses - Loans- On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial instruments and transitioned to the Current Expected Credit Loss (“CECL”) model to estimate losses based on the lifetime of the loan. Under the new methodology, the ACL is comprised of collectively evaluated and individually evaluated components. The allowance for credit losses (“ACL”) represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, the borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and modifications, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating loans collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that a loan does not share similar risk characteristics with other loans.

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three and six months ended June 30, 2023:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended June 30, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,496	$1,848	$2,000	$335	$—	$22,679
Charge-offs	(14)	—	(10)	(16)	—	(40)
Recoveries	27	16	36	10	—	89
Additions to ACL - Loans via provision for credit losses charged to operations	424	(406)	426	(8)	—	436
ACL - Loans, at end of period	$18,933	$1,458	$2,452	$321	$—	$23,164

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Six months ended June 30, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$14,085	$2,318	$599	$129	$808	$17,939
Cumulative effect of ASU 2016-13 adoption	4,510	(331)	1,119	216	(808)	4,706
Charge-offs	(46)	—	(24)	(27)	—	(97)
Recoveries	30	31	40	22	—	123
Additions to ACL - Loans via provision for credit losses charged to operations	354	(560)	718	(19)	—	493
ACL - Loans, at end of period	$18,933	$1,458	$2,452	$321	$—	$23,164
Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $1,544 at June 30, 2023 and $0 at December 31, 2022, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the three and six months ended June 30, 2023.

	June 30, 2023 and Three Months Ended	June 30, 2023 and Six Months Ended
ACL - Unfunded commitments - beginning of period	$1,530	$—
Cumulative effect of ASU 2016-13 adoption	—	1,537
Additions to ACL - Unfunded commitments via provision for credit losses charged to operations	14	7
ACL - Unfunded commitments - End of period	$1,544	$1,544

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

	June 30, 2023 and Three Months Ended	June 30, 2023 and Six Months Ended
Provision for credit losses on:
Loans	$436	$493
Unfunded commitments	14	7
Total provision for credit losses	$450	$500

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
Changes in the ALL by loan type for the periods presented below were as follows:

Three months ended June 30, 2022	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Loan Losses:
Beginning balance, April 1, 2022	$12,394	$2,104	$460	$160	$782	$15,900
Charge-offs	(122)	(247)	(35)	(14)	—	(418)
Recoveries	3	9	—	11	—	23
Provision	427	44	47	(14)	44	548
Total allowance on originated loans	12,702	1,910	472	143	826	16,053
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, April 1, 2022	789	58	62	9	—	918
Charge-offs	—	—	(21)	(2)	—	(23)
Recoveries	—	—	25	—	—	25
Provision	(125)	(7)	(18)	2	—	(148)
Total allowance on other acquired loans	664	51	48	9	—	772
Total allowance on acquired loans	664	51	48	9	—	772
Ending balance, June 30, 2022	$13,366	$1,961	$520	$152	$826	$16,825

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Six months ended June 30, 2022
Allowance for Loan Losses:
Beginning balance, January 1, 2022	$12,354	$1,959	$518	$225	$774	$15,830
Charge-offs	(157)	(310)	(35)	(23)	—	(525)
Recoveries	6	19	1	21	—	47
Provision	499	242	(12)	(80)	52	701
Total allowance on originated loans	$12,702	$1,910	$472	$143	$826	$16,053
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2022	856	69	130	28	—	1,083
Charge-offs	—	—	(33)	(2)	—	(35)
Recoveries	—	—	25	—	—	25
Provision	(192)	(18)	(74)	(17)	—	(301)
Total allowance on other acquired loans	664	51	48	9	—	772
Total allowance on acquired loans	664	51	48	9	—	772
Ending balance, June 30, 2022	$13,366	$1,961	$520	$152	$826	$16,825
Allowance for Loan Losses at June 30, 2022:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$809	$—	$34	$—	$—	$843
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$12,557	$1,961	$486	$152	$826	$15,982
Loans Receivable as of June 30, 2022
Ending balance of originated loans	$943,305	$144,400	$69,126	$20,208	$—	$1,177,039
Ending balance of purchased credit-impaired loans	6,848	652	985	—	—	8,485
Ending balance of other acquired loans	125,688	18,419	21,883	313	—	166,303
Ending balance of loans	$1,075,841	$163,471	$91,994	$20,521	$—	$1,351,827
Ending balance: individually evaluated for impairment	$19,305	$4,375	$5,955	$161	$—	$29,796
Ending balance: collectively evaluated for impairment	$1,056,536	$159,096	$86,039	$20,360	$—	$1,322,031

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Loan Losses at December 31, 2022:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$519	$249	$48	$10	$—	$826
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$13,566	$2,069	$551	$119	$808	$17,113
Loans Receivable as of December 31, 2022:
Ending balance of originated loans	$1,017,529	$150,239	$88,045	$17,130	$—	$1,272,943
Ending balance of purchased credit-impaired loans	5,748	362	890	—	—	7,000
Ending balance of other acquired loans	102,002	14,218	19,716	256	—	136,192
Ending balance of loans	$1,125,279	$164,819	$108,651	$17,386	$—	$1,416,135
Ending balance: individually evaluated for impairment	$16,874	$3,292	$5,998	$755	$—	$26,919
Ending balance: collectively evaluated for impairment	$1,108,405	$161,527	$102,653	$16,631	$—	$1,389,216

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of June 30, 2023 and December 31, 2022, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
June 30, 2023
Commercial/Agricultural real estate:
Commercial real estate	$127	$—	$—	$127	$11,359	$11,486	$718,905	$730,391
Agricultural real estate	—	—	—	—	1,712	1,712	85,247	86,959
Multi-family real estate	—	—	—	—	—	—	208,109	208,109
Construction and land development	—	—	—	—	94	94	104,797	104,891
C&I/Agricultural operating:
Commercial and industrial	—	—	—	—	4	4	133,244	133,248
Agricultural operating	15	—	—	15	1,436	1,451	22,930	24,381
Residential mortgage:
Residential mortgage	973	757	492	2,222	1,029	3,251	115,867	119,118
Purchased HELOC loans	456	—	—	456	—	456	2,760	3,216
Consumer installment:
Originated indirect paper	17	—	—	17	27	44	8,145	8,189
Other consumer	20	6	—	26	2	28	6,458	6,486
Total	$1,608	$763	$492	$2,863	$15,663	$18,526	$1,406,462	$1,424,988

(Loan balances at unpaid principal balance)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
December 31, 2022
Commercial/Agricultural real estate:
Commercial real estate	$202	$88	$—	$290	$5,736	$6,026	$719,945	$725,971
Agricultural real estate	4,992	—	—	4,992	2,742	7,734	80,174	87,908
Multi-family real estate	—	—	—	—	—	—	208,908	208,908
Construction and land development	3,975	—	—	3,975	—	3,975	98,517	102,492
C&I/Agricultural operating:
Commercial and industrial	—	26	—	26	552	578	135,435	136,013
Agricultural operating	826	—	—	826	890	1,716	27,090	28,806
Residential mortgage:
Residential mortgage	767	479	236	1,482	1,253	2,735	102,654	105,389
Purchased HELOC loans	—	—	—	—	—	—	3,262	3,262
Consumer installment:
Originated indirect paper	15	—	—	15	27	42	10,194	10,236
Other consumer	39	2	10	51	4	55	7,095	7,150
Total	$10,816	$595	$246	$11,657	$11,204	$22,861	$1,393,274	$1,416,135

Nonaccrual Loans - The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated at June 30, 2023 with no allowance for credit losses and interest income that would have been recorded under the original terms of such nonaccrual loans:

June 30, 2023	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Interest Income Not Recorded for Nonaccrual loans
Commercial/Agricultural real estate:
Commercial real estate	$11,359	$11,342	$512
Agricultural real estate	1,712	1,712	90
Multi-family real estate	—	—	—
Construction and land development	94	94	1
C&I/Agricultural operating:
Commercial and industrial	4	4	—
Agricultural operating	1,436	1,436	42
Residential mortgage:
Residential mortgage	1,029	787	27
Purchased HELOC loans	—	—	—
Consumer installment:
Originated indirect paper	27	27	1
Other consumer	2	2	—
Total	$15,663	$15,404	$673
The Company’s policy is to discontinue the accrual of interest income on all loans for which principal or interest is past due according to the following schedules:
•Commercial/agricultural real estate loans, past due 90 days or more;
•Commercial and industrial/agricultural operating loans past due 90 days or more;
•Closed ended consumer installment loans past due 120 days or more; and
•Residential mortgage and open ended consumer installment loans past due 180 days or more.
The accrual of interest is discontinued earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal. Once interest accruals are discontinued, accrued but uncollected interest is charged against current year income. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Interest on loans determined to be modified is recognized on an accrual basis in accordance with the restructured terms if the loan is in compliance with the modified terms. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.
The amount of interest income recognized by the Company for the three and six months ended June 30, 2023, due to nonaccrual loan payoffs was $75 and $85, respectively.
Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following table presents the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of June 30, 2023.

	Collateral Type
June 30, 2023	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$12,373	$—	$12,373	$12,356	$17	$13
Agricultural real estate	8,828	—	8,828	8,828	—	—
Multi-family real estate	—	—	—	—	—	—
Construction and land development	207	—	207	207	—	—
C&I/Agricultural operating:
Commercial and industrial	—	2,862	2,862	2,862	—	—
Agricultural operating	—	1,735	1,735	1,735	—	—
Residential mortgage:
Residential mortgage	3,252	—	3,252	2,877	375	80
Purchased HELOC loans	—	—	—	—	—	—
Consumer installment:
Originated indirect paper	—	41	41	41	—	—
Other consumer	—	10	10	10	—	—
Total	$24,660	$4,648	$29,308	$28,916	$392	$93
There were no outstanding commitments to borrowers experiencing financial difficulty as of June 30, 2023. There were unused lines of credit totaling $64 on loans with borrowers experiencing financial difficulties as of June 30, 2023.
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

A summary of the Company’s loans individually evaluated for impairment as of December 31, 2022 and June 30, 2022 was as follows:

				Twelve Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2022
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$9,741	$9,766	$—	$13,657	$549
C&I/Agricultural operating	2,744	2,754	—	4,467	200
Residential mortgage	5,846	5,907	—	6,304	276
Consumer installment	745	745	—	307	5
Total	$19,076	$19,172	$—	$24,735	$1,030
With An Allowance Recorded:
Commercial/Agricultural real estate	$7,108	$7,108	$519	$6,028	$273
C&I/Agricultural operating	538	538	249	273	48
Residential mortgage	91	91	48	298	65
Consumer installment	10	10	10	2	2
Total	$7,747	$7,747	$826	$6,601	$388
December 31, 2022 Totals
Commercial/Agricultural real estate	$16,849	$16,874	$519	$19,685	$822
C&I/Agricultural operating	3,282	3,292	249	4,740	248
Residential mortgage	5,937	5,998	48	6,602	341
Consumer installment	755	755	10	309	7
Total	$26,823	$26,919	$826	$31,336	$1,418

				Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2022
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$13,290	$13,502	$—	$13,565	$169	$15,514	$305
C&I/Agricultural operating	4,246	4,375	—	5,131	32	4,961	82
Residential mortgage	5,684	5,754	—	6,066	62	6,482	133
Consumer installment	162	161	—	186	2	226	4
Total	$23,382	$23,792	$—	$24,948	$265	$27,183	$524
With An Allowance Recorded:
Commercial/Agricultural real estate	$5,803	$5,803	$809	$6,142	$3	$5,458	$14
C&I/Agricultural operating	—	—	—	219	—	276	10
Residential mortgage	201	201	34	256	1	467	2
Consumer installment	—	—	—	—	—	1	—
Total	$6,004	$6,004	$843	$6,617	$4	$6,202	$26
June 30, 2022
Commercial/Agricultural real estate	$19,093	$19,305	$809	$19,707	$172	$20,972	$319
C&I/Agricultural operating	4,246	4,375	—	5,350	32	5,237	92
Residential mortgage	5,885	5,955	34	6,322	63	6,949	135
Consumer installment	162	161	—	186	2	227	4
Total	$29,386	$29,796	$843	$31,565	$269	$33,385	$550

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended June 30, 2023:

	Term Extension
Loan Class	Amortized Cost Basis at June 30, 2023	% of Total Class of Financing Receivables
Commercial and industrial	$8	0.01%
Agricultural operating	$179	0.73%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at June 30, 2023	% of Total Class of Financing Receivables
Residential mortgage	$69	0.06%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2023:

Term Extension
Loan Class	Financial Effect
Commercial and industrial	A weighted average of 3 months was added to the term of the loans
Agricultural operating	A weighted average of 3 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Residential mortgage	Payments were deferred a weighted average of 6 months

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the six months ended June 30, 2023:

	Term Extension
Loan Class	Amortized Cost Basis at June 30, 2023	% of Total Class of Financing Receivables
Commercial real estate	$5,337	0.73%
Commercial and industrial	$8	0.01%
Agricultural operating	$179	0.73%
Residential mortgage	$37	0.03%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at June 30, 2023	% of Total Class of Financing Receivables
Residential mortgage	$69	0.06%
Other consumer	$22	0.34%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2023:

Term Extension
Loan Class	Financial Effect
Commercial real estate	A weighted average of 6 months was added to the term of the loans
Commercial and industrial	A weighted average of 3 months was added to the term of the loans
Agricultural operating	A weighted average of 3 months was added to the term of the loans
Residential mortgage	A weighted average of 17 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Residential mortgage	Payments were deferred a weighted average of 6 months
Other consumer	Payments were deferred a weighted average of 3 months

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. No loan modified during the three and six months ended June 30, 2023 has subsequently defaulted. The following table shows the performance of such loans that have been modified during the six months ended June 30, 2023.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$5,337	$—	$—	$—
Commercial and industrial	8	—	—	—
Agricultural operating	179
Residential mortgage	106	—	—	—
Other consumer	22	—	—	—
Total	$5,652	$—	$—	$—

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

There were no loans modified in a TDR during the previous twelve months which subsequently defaulted during the three and six months ended June 30, 2022.

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of June 30, 2023 and December 31, 2022 were $503,022 and $523,736, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $4,753 and $2,649 at June 30, 2023 and December 31, 2022, respectively.
Mortgage servicing rights activity for the six month periods ended June 30, 2023 and June 30, 2022 were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended	As of and for the Six Months Ended	As of and for the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$4,120	$4,614	$4,262	$4,727
Increase in mortgage servicing rights resulting from transfers of financial assets	36	101	52	227
Amortization during the period	(148)	(195)	(306)	(434)
Mortgage servicing rights, end of period	4,008	4,520	4,008	4,520
Valuation allowance:
Valuation allowance, beginning of period	—	—	—	(566)
Additions	—	—	—	—
Recoveries	—	—	—	566
Valuation allowance, end of period	—	—	—	—
Mortgage servicing rights, net	$4,008	$4,520	$4,008	$4,520
Fair value of mortgage servicing rights; end of period	$5,705	$5,475	$5,705	$5,475
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $325 and $352 for the three months ended June 30, 2023 and June 30, 2022, respectively. Servicing fees totaled $655 and $703 for the six months ended June 30, 2023 and June 30, 2022, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at June 30, 2023, was determined using discount rates ranging from 9.5% to 12.5%. Fair value at June 30, 2022, was determined using discount rates ranging from 9% to 12%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for 1 corporate office, 4 bank branch offices, 1 former bank branch office, and 1 ATM location. Our leases have remaining lease terms ranging from approximately 1.17 to 5.00 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of June 30, 2023, we have no lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Six Months Ended
	June 30, 2023	June 30, 2022
The components of total lease cost were as follows:
Operating lease cost	$255	$279
Variable lease cost	38	21
Total lease cost	$293	$300

The components of total lease income were as follows:
Operating lease income	$20	$17

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$273	$278
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$225	$—

	June 30, 2023	December 31, 2022
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$1,699	$1,700
Operating lease liabilities	$1,927	$1,945

Weighted average remaining lease term in years; operating leases	4.41	4.89
Weighted average discount rate; operating leases	3.17%	2.98%
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2023	$273	$21
2024	549	31
2025	534	15
2026	464	7
2027	401	—
Thereafter	141	—
Total	2,362	$74
Less: effects of discounting	(435)
Lease liability recognized	$1,927

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022
Non-interest bearing demand deposits	$261,876	$284,722
Interest bearing demand deposits	358,226	371,210
Savings accounts	206,380	220,019
Money market accounts	288,934	323,435
Certificate accounts	349,266	225,334
Total deposits	$1,464,682	$1,424,720

At June 30, 2023, the scheduled maturities of certificate accounts were as follows for the year ended, except December 31, 2023, which is the six months ended:

December 31, 2023	$101,540
December 31, 2024	219,975
December 31, 2025	19,169
December 31, 2026	2,206
December 31, 2027	705
After December 31, 2027	5,671
Total	$349,266

Certificate accounts of $250 or more were $132,647 and $66,827 at June 30, 2023 and December 31, 2022, respectively.
Brokered deposits were $97,330 at June 30, 2023 and consisted of $94,096 of brokered certificate accounts and $3,234 of brokered money market accounts. Brokered Deposits were $39,841 at December 31, 2022 and consisted of $39,839 of brokered certificate accounts and $2 of brokered money market accounts.
At June 30, 2023, the scheduled maturities of brokered certificate accounts were as follows for the year ended, except December 31, 2023, which is the six months ended:

December 31, 2023	$35,639
December 31, 2024	44,334
December 31, 2025 (1)	8,634
December 31, 2028 (1)	5,489
Total	$94,096
(1) The Company can call the brokered certificate accounts maturing in the years ended December 31, 2025 and 2028, monthly beginning in March 2024.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023				December 31, 2022
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3) (4)	2023	$82,000	1.43%	5.29%	2023	$117,000	1.43%	4.31%
	2024	20,530	0.00%	1.45%	2024	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2028	15,000	3.57%	3.59%
Federal Home Loan Bank advances		$122,530				$142,530

Senior Notes (5)	2034	$18,083	6.75%	7.50%	2034	$23,250	3.00%	6.75%

Subordinated Notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(726)				(841)
Total other borrowings		$67,357				$72,409

Totals		$189,887				$214,939
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,040,484 and $984,878 at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $294,400 compared to $256,773 as of December 31, 2022.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $217,530 and $157,530, during the six months ended June 30, 2023 and the twelve months ended December 31, 2022, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of June 30, 2023 and December 31, 2022 were 4.58% and 4.09%, respectively.
(4) FHLB term notes totaling $15,000, with 2028 maturity dates, are callable once by the FHLB in December of 2023.
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
(b) A $5,000 line of credit, maturing August 1, 2023, that remains undrawn upon. This line was renewed effective August 1, 2023 and will mature August 1, 2024.

(6)    Subordinated notes resulted from the following:
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The letters of credit balances were $197,500 and $191,650 at June 30, 2023 and December 31, 2022, respectively.
Federal Reserve Borrowings
At June 30, 223 and December 31, 2022, the Bank had the ability to borrow $23,859 and $4,118 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $29,984 and $5,421 as of June 30, 2023 and December 31, 2022, respectively. There were no Federal Reserve borrowings outstanding as of June 30, 2023 and December 31, 2022.
In March of 2023, the Bank was approved to obtain funding from the Federal Reserve’s new Bank Term Funding Program (“BTFP”). As of June 30, 2023, the Bank has not borrowed from this facility and has not pledged any collateral to this facility.
Federal Funds Purchased Lines of Credit
As of June 30, 2023, the Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70,000. As of December 31, 2022, the Bank maintained three unsecured federal funds purchased lines of credit with its banking partners which totaled $75,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of June 30, 2023 or December 31, 2022.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2023, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2023, and December 31, 2022, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2023
Total capital (to risk weighted assets)	$230,053	14.7%	$125,304	> =	8.0%	$156,630	> =	10.0%
Tier 1 capital (to risk weighted assets)	210,459	13.5%	93,978	> =	6.0%	125,304	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	210,459	13.5%	70,484	> =	4.5%	101,810	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	210,459	11.7%	72,054	> =	4.0%	90,067	> =	5.0%
As of December 31, 2022
Total capital (to risk weighted assets)	$221,361	14.2%	$124,971	> =	8.0%	$156,213	> =	10.0%
Tier 1 capital (to risk weighted assets)	203,422	13.0%	93,728	> =	6.0%	124,971	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	203,422	13.0%	70,296	> =	4.5%	101,539	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	203,422	11.5%	70,610	> =	4.0%	88,262	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2023 and December 31, 2022, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of June 30, 2023
Total capital (to risk weighted assets)	$223,802	14.3%	$125,304	> =	8.0%
Tier 1 capital (to risk weighted assets)	154,208	9.9%	93,978	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	154,208	9.9%	70,484	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	154,208	8.6%	72,054	> =	4.0%
As of December 31, 2022
Total capital (to risk weighted assets)	$218,737	14.0%	$124,971	> =	8.0%
Tier 1 capital (to risk weighted assets)	150,798	9.7%	93,728	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	150,798	9.7%	70,296	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	150,798	8.5%	70,610	> =	4.0%

NOTE 9 – STOCK-BASED COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of June 30, 2023, 290,187 restricted shares had been granted under this plan. This amount includes 11,834 shares of performance based restricted stock granted in 2019 and issued in January 2022 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2019 and ending December 31, 2021. The amount also includes 18,551 shares of performance based restricted stock granted in 2020 and issued in January 2023 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2020 and ending December 31, 2022. In addition, it includes 1,119 shares of performance based restricted stock granted in 2020 and 638 shares of performance based restricted stock granted in 2021 issued in August of 2022. Both of these issuances were approved by the Compensation Committee in accordance with plan documents and were to a former employee. As of June 30, 2023, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of June 30, 2023, there are no awarded unvested restricted shares and 54,000 awarded unexercised options remaining from the plan. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $166 and $382 for the three and six months ended June 30, 2023, compared to $197 and $392 for the three and six months ended June 30, 2022.

Restricted Common Stock Award

	June 30, 2023		December 31, 2022
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,626	$12.30	75,630	$11.20
Granted	50,606	12.36	43,465	13.99
Vested	(31,803)	12.19	(40,843)	12.12
Forfeited	(2,668)	11.37	(2,626)	11.04
Unvested and outstanding at end of period	91,761	$12.40	75,626	$12.30
The Company accounts for stock option-based employee compensation related to the Company’s 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock option-based employee compensation related to the 2008 plan for the three and six month periods ended June 30, 2023 was $0 as all options have vested. The compensation cost recognized for stock option-based employee compensation related to these plans for the three and six month period ended June 30, 2022 was $1 and $2, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
June 30, 2023
Outstanding at beginning of year	58,000	$11.51
Exercised	(3,000)	9.21
Forfeited or expired	(1,000)	13.76
Outstanding at end of period	54,000	$11.59	3.34	$—
Exercisable at end of period	54,000	$11.59	3.34	$—
December 31, 2022
Outstanding at beginning of year	65,900	$11.20
Exercised	(7,900)	8.95
Forfeited or expired	—	—
Outstanding at end of year	58,000	$11.51	3.73	$65
Exercisable at end of year	58,000	$11.51	3.73	$65
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Six months ended June 30, 2023	Twelve months ended December 31, 2022
Intrinsic value of options exercised	$2	$38
Cash received from options exercised	$28	$71
Tax benefit realized from options exercised	$—	$—

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Investment securities:
U.S. government agency obligations	$18,703	$—	$18,703	$—
Mortgage-backed securities	75,976	—	75,976	—
Corporate debt securities	40,253	—	40,253	—
Corporate asset-backed securities	26,203	—	26,203	—
Total investment securities	161,135	—	161,135	—
Equity Investments:
Equity Investments	423	423	—	—
Equity investments measured at NAV(1)	1,876	—	—	—
Total equity investments	2,299	423	—	—
Total	$163,434	$423	$161,135	$—

December 31, 2022
Investment securities:
U.S. government agency obligations	$18,313	$—	$18,313	$—
Mortgage-backed securities	78,610	—	78,610	—
Corporate debt securities	40,251	—	40,251	—
Corporate asset backed securities	28,817	—	28,817	—
Total investment securities	165,991	—	165,991	—
Equity Investments:
Equity Investments	338	338	—	—
Equity investments measured at NAV(1)	1,456	—	—	—
Total equity investments	1,794	338	—	—
Total	$167,785	$338	$165,991	$—

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Foreclosed and repossessed assets, net	$1,199	$—	$—	$1,199
Collateral dependent loans with allowances	299	—	—	299
Mortgage servicing rights	4,008	—	—	5,705
Total	$5,506	$—	$—	$7,203
December 31, 2022
Foreclosed and repossessed assets, net	$1,271	$—	$—	$1,271
Impaired loans with allocated allowances	6,920	—	—	6,920
Mortgage servicing rights	4,262	—	—	5,665
Total	$12,453	$—	$—	$13,856

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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
June 30, 2023.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
June 30, 2023
Foreclosed and repossessed assets, net	$1,199	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans with allowances	$299	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,705	Discounted cash flows	Discounted rates	9.5% - 12.5%
December 31, 2022
Foreclosed and repossessed assets, net	$1,271	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$6,920	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,665	Discounted cash flows	Discounted rates	9.5% - 12.5%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		June 30, 2023		December 31, 2022
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$42,969	$42,969	$35,363	$35,363
Other interest-bearing deposits	(Level II)	—	—	249	250
Securities available for sale “AFS”	(Level II)	161,135	161,135	165,991	165,991
Securities held to maturity “HTM”	(Level II)	93,800	74,681	96,379	76,779
Equity investments	(Level I)	423	423	338	338
Equity investments valued at NAV(1)	N/A	1,876	1,876	1,456	1,456
Other investments	(Level II)	16,347	16,347	15,834	15,834
Loans receivable, net	(Level III)	1,401,824	1,343,772	1,393,845	1,342,838
Loans held for sale - Residential mortgage	(Level I)	1,523	1,550	—	—
Loans held for sale - SBA	(Level II)	871	945	—	—
Mortgage servicing rights	(Level III)	4,008	5,705	4,262	5,665
Accrued interest receivable	(Level I)	5,702	5,702	5,285	5,285
Financial liabilities:
Deposits	(Level III)	$1,464,682	$1,460,716	$1,424,720	$1,420,871
FHLB advances	(Level II)	122,530	121,373	142,530	141,060
Other borrowings	(Level I)	67,357	67,357	72,409	72,409
Accrued interest payable	(Level I)	1,486	1,486	968	968
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
(Share count in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Basic
Net income attributable to common stockholders	$3,206	$4,366	$6,868	$9,072
Weighted average common shares outstanding	10,478	10,530	10,475	10,528
Basic earnings per share	$0.31	$0.41	$0.66	$0.86
Diluted
Net income attributable to common stockholders	$3,206	$4,366	$6,868	$9,072
Weighted average common shares outstanding	10,478	10,530	10,475	10,528
Add: Dilutive stock options outstanding	—	12	2	13
Average shares and dilutive potential common shares	10,478	10,542	10,477	10,541
Diluted earnings per share	$0.31	$0.41	$0.66	$0.86
Additional common stock option shares that have not been included due to their antidilutive effect	40	—	40	—

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023			June 30, 2022
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gain (losses) on securities:
Net unrealized losses arising during the period	$(3,140)	$863	$(2,277)	$(7,331)	$2,016	$(5,315)
Reclassification adjustment for gains included in net income	(12)	3	(9)	—	—	—
Other comprehensive loss	$(3,152)	$866	$(2,286)	$(7,331)	$2,016	$(5,315)

	Six Months Ended
	June 30, 2023			June 30, 2022
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized (losses) gains on securities:
Net unrealized losses arising during the period	$(1,672)	$460	$(1,212)	$(17,156)	$4,718	$(12,438)
Reclassification adjustment for gains included in net income	(12)	3	(9)	—	—	—
Other comprehensive loss	$(1,684)	$463	$(1,221)	$(17,156)	$4,718	$(12,438)
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2022 and the six months ended June 30, 2023 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2022	$222	$161
Current year-to-date other comprehensive loss	(24,575)	(17,817)
Ending balance, December 31, 2022	$(24,353)	$(17,656)
Current year-to-date other comprehensive loss	(1,684)	(1,221)
Ending balance, June 30, 2023	$(26,037)	$(18,877)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2023 and June 30, 2022 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30, 2023	Six months ended June 30, 2023	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$12	$12		Net gains (losses) on investment securities
Tax effect	(3)	(3)		Provision for income taxes
Total reclassifications for the period	$9	$9		Net income attributable to common stockholders

Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30, 2022	Six months ended June 30, 2022	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$—		Net gains (losses) on investment securities
Tax effect	—	—		Provision for income taxes
Total reclassifications for the period	$—	$—		Net income attributable to common stockholders

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 7, 2023 (“2022 10-K”), the matters described in “Risk Factors” in Item 1A for the quarter ended March 31, 2023 and in Item 1A of this Form 10-Q, and the following:

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
•accounting standards for credit losses;
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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2023, and our consolidated results of operations for the three and six months ended June 30, 2023, compared to the same periods in the prior fiscal year for the three and six months ended June 30, 2022. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2022 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
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
Allowance for Credit Losses – Unfunded Commitments. The Company estimates expected credit losses over the contractual period for which the Company is exposed to credit risk, via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses - unfunded commitments on off-balance sheet exposures is included in other liabilities on the consolidated balance sheet.
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of June 30, 2023, which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2022. The Company has monitored events and conditions since December 31, 2022, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of operations. Examples include but are not limited to: loans, investment securities, goodwill, core deposit intangible assets and deferred tax assets, among others. Specific assumptions, estimates and judgments utilized by management are discussed in detail herein in management’s discussion and analysis of the Company’s balance sheet and statement of operations and in notes 1, 2, 3, 4 and 10 of Condensed Notes to Consolidated Financial Statements.
Income Taxes.
Amounts provided for income tax expenses are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. The amounts provided for income taxes are also impacted by the Company’s investment in a New Markets Tax Credit. With the adoption of ASU 2023-02 on January 1, 2023, amortization of the investment will now be recognized in the period of and proportional to recognition of the related tax credit and included in provision for income taxes. Deferred income tax assets and liabilities, which arise principally from temporary differences between the amounts reported in the financial statements and the tax basis of certain assets and liabilities, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and if necessary, tax planning strategies in making this assessment.
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of June 30, 2023, management does not believe a valuation allowance related to the realizability of its deferred tax assets is necessary.

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and six-month periods ended June 30, 2023, and June 30, 2022, respectively.
Net interest income was $11.7 million and $24.5 million for the three and six months ended June 30, 2023, respectively, compared to $14.3 million and $27.4 million for the three and six months ended June 30, 2022, respectively. Net interest income for the three months ended June 30, 2023, decreased from the same period one year ago due to: 1) higher deposit and borrowing balances and costs and 2) a $0.5 million reduction in the accretion on purchased loans. This was partially offset by: 1) positive loan volume variance due to growth in loans outstanding and 2) increases in loan and investment yields due to both contractual repricing and higher coupons on new loans and investments in excess of portfolio yield.
The net interest margin for the three-month period ended June 30, 2023, was 2.72%, compared to 3.46% for the three-month period ended June 30, 2022. The net interest margin decrease was due to: 1) higher deposit costs due to strategic increases in deposit rates to maintain a strong deposit base and customers moving from lower cost savings and money market accounts to higher yielding certificate accounts; 2) the impact of higher short-term interest rates which increased FHLB advance and other borrowing costs; and 3) a 13-basis point decrease in accretion on purchased loans. This was partially offset by increases in loan and investment yields due to contractual repricing and rates on new loans and investments exceeding the portfolio as a whole.
Net interest income for the six months ended June 30, 2023, decreased from the same period one year ago due to: 1) higher deposit and borrowing balances and related costs; 2) $0.8 million reduction in the accretion on purchased loans; and 3) $0.3 million of lower SBA PPP accretion, as the last SBA PPP loan was repaid in second quarter 2022. This was partially offset by: 1) positive loan volume variance due to growth in loans outstanding and 2) increases in loan and investment yields due to both contractual repricing and higher coupons on new loans and investments in excess of portfolio yield.
The net interest margin for the six-month period ended June 30, 2023, was 2.88%, compared to 3.35% for the six-month period ended June 30, 2022. The net interest margin decrease was due to: 1) higher deposit and FHLB borrowing costs; 2) an 8- basis point decrease in accretion on purchased loans; 3) a 3-basis point decrease on SBA PPP accretion; and 4) the impact of additional interest expense of the subordinated debt issued in March 2022. These decreases were partially offset by increases in loan and investment yields due to both contractual repricing and higher coupons on new loans and investments in excess of portfolio yield.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three-month and six-month periods ended June 30, 2023 and June 30, 2022. Non-accruing loans have been included in the table as loans carrying a zero yield.
NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended June 30, 2023 compared to the three months ended June 30, 2022:

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$24,779	$327	5.29%	$25,195	$43	0.68%
Loans	1,414,925	17,960	5.09%	1,328,661	14,893	4.50%
Interest-bearing deposits	5	—	—%	1,509	8	2.13%
Investment securities (1)	264,579	2,210	3.34%	285,332	1,593	2.23%
Other investments	17,491	280	6.42%	14,969	166	4.45%
Total interest earning assets (1)	$1,721,779	$20,777	4.84%	$1,655,666	$16,703	4.05%
Average interest-bearing liabilities:
Savings accounts	$209,277	$393	0.75%	$241,245	$131	0.22%
Demand deposits	366,037	1,752	1.92%	410,468	257	0.25%
Money market	299,201	1,774	2.38%	323,907	277	0.34%
CD’s	293,262	2,243	3.07%	159,578	320	0.80%
Total deposits	$1,167,777	$6,162	2.12%	$1,135,198	$985	0.35%
FHLB Advances and other borrowings	238,776	2,929	4.92%	186,050	1,451	3.13%
Total interest-bearing liabilities	$1,406,553	$9,091	2.59%	$1,321,248	$2,436	0.74%
Net interest income		$11,686			$14,267
Interest rate spread			2.25%			3.31%
Net interest margin (1)			2.72%			3.46%
Average interest earning assets to average interest-bearing liabilities			1.22			1.25
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarters ended June 30, 2023, and June 30, 2022. The FTE adjustment to net interest income included in the rate calculations totaled $0 and $0 thousand for the three months ended June 30, 2023, and June 30, 2022, respectively.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$17,931	$467	5.25%	$30,174	$56	0.37%
Loans	1,412,870	35,086	5.01%	1,316,469	28,660	4.39%
Interest-bearing deposits	126	1	1.6%	1,510	15	2.00%
Investment securities (1)	266,224	4,385	3.32%	286,789	3,009	2.10%
Other investments	16,923	511	6.09%	15,112	339	4.52%
Total interest earning assets (1)	$1,714,074	$40,450	4.76%	$1,650,054	$32,079	3.92%
Average interest bearing liabilities:
Savings accounts	$213,106	$776	0.73%	$237,464	$231	0.20%
Demand deposits	378,450	3,183	1.7%	410,678	470	0.23%
Money market	299,393	2,870	1.93%	311,524	492	0.32%
CD’s	270,819	3,681	2.74%	174,300	860	0.99%
Total deposits	$1,161,768	$10,510	1.82%	$1,133,966	$2,053	0.37%
FHLB Advances and other borrowings	229,825	5,459	4.79%	176,139	2,592	2.97%
Total interest bearing liabilities	$1,391,593	$15,969	2.31%	$1,310,105	$4,645	0.71%
Net interest income		$24,481			$27,434
Interest rate spread			2.45%			3.21%
Net interest margin (1)			2.88%			3.35%
Average interest earning assets to average interest bearing liabilities			1.23			1.26

(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the six months ended June 30, 2023 and June 30, 2022. The FTE adjustment to net interest income included in the rate calculations totaled $0 and $1 thousand for the six-month periods ended June 30, 2023 and June 30, 2022, respectively.

Rate/Volume Analysis. The following tables present the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: 1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant) and 2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously in the net interest income section above. For the three and six months ended June 30, 2023, compared to the same period in 2022, the loan volume increased due to strong organic growth. The increase in certificate volumes is due to CD growth, with some of this growth moving from money market accounts. Investment securities volume decreases for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, are primarily due to: 1) principal repayments and sales, net of purchases and 2) unrealized losses in the available for sale securities portfolio.
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2023 compared to the three months ended June 30, 2022.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(1)	$285	$284
Loans	1,007	2,060	3,067
Interest-bearing deposits	(8)	—	(8)
Investment securities	(123)	740	617
Other investments	31	83	114
Total interest earning assets	906	3,168	4,074
Interest expense:
Savings accounts	(20)	282	262
Demand deposits	(31)	1,526	1,495
Money market accounts	(23)	1,520	1,497
CD’s	373	1,550	1,923
Total deposits	299	4,878	5,177
FHLB Advances and other borrowings	477	1,001	1,478
Total interest bearing liabilities	776	5,879	6,655
Net interest income	$130	$(2,711)	$(2,581)

Six months ended June 30, 2023 compared to the six months ended June 30, 2022.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(37)	$448	$411
Loans	2,195	4,231	6,426
Interest-bearing deposits	(11)	(3)	(14)
Investment securities	(229)	1,605	1,376
Other investments	44	128	172
Total interest earning assets	1,962	6,409	8,371
Interest expense:
Savings accounts	(26)	571	545
Demand deposits	(40)	2,753	2,713
Money market accounts	(20)	2,398	2,378
CD’s	617	2,204	2,821
Total deposits	531	7,926	8,457
FHLB Advances and other borrowings	924	1,943	2,867
Total interest bearing liabilities	1,455	9,869	11,324
Net interest income	$507	$(3,460)	$(2,953)
Provision for Credit Losses. We determine our provision for credit losses (“provision”) based on our desire to provide an adequate Allowance for Credit Losses (“ACL”) - Loans to reflect estimated lifetime losses in our loan portfolio and ACL - Unfunded commitments to reflect estimated losses on our unfunded commitments to lend. We use a third-party model to collectively evaluate and estimate the ACL on loans and unfunded commitments on a pooled basis. The model pools loans and commitments with similar characteristics and calculates an estimated loss rate for the pool based on identified risk drivers. These risk drivers vary with loan type. Projections about future economic conditions and the effect they could have on future losses are inherent in the model. Loans with uniquely identified circumstances and risks are individually evaluated. Lifetime losses on these loans are estimated based on the loans’ individual characteristics.
Total provision for credit losses for the three months ended June 30, 2023, was $0.45 million, compared to $0.40 million for the three months ended June 30, 2022. The total provision for credit losses for the 6-month period ending June 30, 2023 was $0.5 million, compared to $0.4 million for the same period in the prior year. The current year’s provision is primarily the result of growth in the loan portfolio, partially offset by minimal net recoveries of $0.03 million and reductions in reserves on individually evaluated loans.
Based on loan growth and changes in economic conditions, the provision would have been $1.4 million in the second quarter of 2023. This was offset by a reduction in specific reserves of $0.95 million with reduction approximately evenly split between payoffs of nonaccrual loans and improvement in the collateral position on substandard and nonaccruals. Continued improving economic conditions in our markets, as evidenced by unemployment rates below the national average in our two largest population centers, have resulted in improving overall economic trends for businesses, with the impact of higher interest rates and the impact of an inverted yield forecast in our third-party model of economic condition to result in economic slowdown.
Note that in discussing ACL allocations, the entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
Management believes that the provision recorded for the current year’s three and six-month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ACL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ACL. If there are significant charge-offs against the ACL, or we otherwise determine that the ACL is inadequate, we will need to record an additional provision in the future.

Non-interest Income. The following table reflects the various components of non-interest income for the three and six- month periods ended June 30, 2023 and 2022, respectively.

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Non-interest Income:
Service charges on deposit accounts	$488	$482	1.24%	$973	$970	0.31%
Interchange income	591	614	(3.75)%	1,142	1,163	(1.81)%
Loan servicing income	499	600	(16.83)%	1,068	1,301	(17.91)%
Gain on sale of loans	904	414	118.36%	1,202	1,136	5.81%
Loan fees and service charges	88	141	(37.59)%	168	233	(27.90)%
Net gains (losses) on investment securities	10	(75)	N/M	66	(112)	N/M
Other	333	196	69.90%	586	394	48.73%
Total non-interest income	$2,913	$2,372	22.81%	$5,205	$5,085	2.36%
Loan servicing income decreased due to reduced capitalization of mortgage servicing rights resulting from lower mortgage loan origination volume in both the three and six-month periods ended June 30, 2023, compared to the same prior year periods, along with lower mortgage servicing income due to servicing a smaller portfolio.
Gain on sale of loans increased in the current three-month period ended June 30, 2023, compared to the three months ended June 30, 2022, due to increased SBA gains, modestly offset by lower mortgage gains. For the six months ended June 30, 2023, compared June 30, 2022, increased SBA gains more that offset lower mortgage gains.
Loan fees and services charges are lower for the three and six-month periods ended June 30, 2023, compared to the same periods in 2022 due to lower customer activity.
The change in net gains (losses) on investment securities between the three and six months ended June 30, 2023, and the three and six months ended June 30, 2022, is primarily due to the change in valuations of equity securities and a small gain on the sale of available for sale securities in the second quarter of 2023.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and six-month periods ended June 30, 2023 and 2022, respectively.

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Non-interest Expense:
Compensation and related benefits	$5,336	$5,589	(4.53)%	$10,674	$10,987	(2.85)%
Occupancy	1,359	1,343	1.19%	2,782	2,708	2.73%
Data processing	1,444	1,415	2.05%	2,904	2,716	6.92%
Amortization of intangible assets	193	399	(51.63)%	397	798	(50.25)%
Mortgage servicing rights expense, net	148	195	(24.10)%	306	(132)	(331.82)%
Advertising, marketing and public relations	151	250	(39.60)%	287	462	(37.88)%
FDIC premium assessment	203	118	72.03%	404	233	73.39%
Professional services	306	368	(16.85)%	811	770	5.32%
Gains on repossessed assets, net	(9)	(2)	(350.00)%	(38)	(9)	(322.22)%
New market tax credit depletion	—	162	N/M	—	325	N/M
Other	715	625	14.40%	1,440	1,272	13.21%
Total non-interest expense	$9,846	$10,462	(5.89)%	$19,967	$20,130	(0.81)%

Non-interest expense (annualized) / Average assets	2.14%	2.38%	(9.96)%	2.20%	2.31%	(5.98)%
Amortization of intangible assets for three and six months ended June 30, 2023, decreased from the same prior year periods, as intangible assets related to certain acquisitions have been fully amortized.
Mortgage servicing rights expense, net decreased for the three months ended June 30, 2023, compared to the comparable prior year period due to lower forecasted prepayments and the impact of a lower balance of loans serviced for others. Amortization expense increased for the six-month period ended June 30, 2023 due to the impact of a $566 thousand of impairment reversal recorded in the comparable prior year period, partially offset by lower amortization due to lower forecasted prepayments and the impact of a lower balance of loans serviced for others.
Advertising, marketing and public relations expense decreased for the three and six months ended June 30, 2023, compared to the prior year periods, as the timing of related spending is expected to be more heavily weighted more toward the last half of 2023 such that 2023 and 2022 yearly expenses are expected to be approximately equal.
The FDIC insurance premium increased for the three and six-month period ended June 30, 2023, from the comparable prior year period due to an increase in the FDIC assessment rate. This was partially offset by the favorable impact of increased bank capital ratios, largely due to both a $15 million capital injection following the Company’s subordinated debt issuance in March of 2022, and the impact of growth in the Bank’s retained earnings.
Professional services costs decreased during the three months ended June 30, 2023, from the comparable prior year period due to a decrease in the use of outside professionals as projects needing outside professionals decreased. For the six-month period ended June 30, 2023, professional services costs increased due to slightly higher professional services costs in the first quarter of 2023 compared to first quarter 2022, partially offset by the second quarter decrease in 2023.
In the first quarter of 2022, the Bank invested $4.1 million in a New Market Tax Credit. Based on the applicable accounting guidance at the time of investment, the related non-tax-deductible asset depletion would have occurred over a 5-year period in lockstep with the recognition of the tax credit. In March of 2023, FASB issued ASU 2023-02, which allows for proportional amortization of tax credit investments that meet certain criteria. We determined that our New Market Tax Credit investment met the criteria of ASU 2023-02 and chose to early adopt using the modified retrospective approach as of January 1, 2023. Under ASU 2023-02, the amortization of the investment is now included in income tax expense.
The increase in other expenses during the three and six months ended June 30, 2023, from the comparable prior year periods is largely related to costs related to expenses to support new products and product expansion.

Income Taxes. Income tax expense was $1.1 and $2.4 million for the three and six months ended June 30, 2023, respectively, compared to $1.4 and $2.9 million for the three and six months ended June 30, 2022. The effective tax rate was 25.5% for the three and six-month periods ended June 30, 2023, compared to 24.4% and 24.3% for the comparable prior year periods. The higher effective tax rate is due to the impact of the New Market Tax Credit investment depletion, now being included in income tax expense, partially offset by the impact of lower pre-tax income.
BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Our cash balances increased $7.6 million to $43.0 million compared to $35.4 million at December 31, 2022, as we increased our interest-bearing cash deposits at the Federal Reserve by $12.4 million at June 30, 2023, compared to December 31, 2022.
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities available for sale, which represent the majority of our investment portfolio, were $161.1 million at June 30, 2023, compared with $166.0 million at December 31, 2022. The decrease in the available for sale portfolio is primarily due to the sale of $5.1 million of floating-rate SBA backed pass-through securities, principal repayments and an increase in the unrealized loss of $1.7 million arising during the period, partially offset by the purchases of $11.0 million of primarily floating rate SBA backed pass-through securities.
Securities held to maturity decreased to $93.8 million at June 30, 2023, compared to $96.4 million at December 31, 2022. This decrease was due to principal repayments. The unrealized loss on the held to maturity portfolio decreased by $0.5 million in the first half of 2023, to $19.1 million.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
June 30, 2023
U.S. government agency obligations	$18,820	$18,703
Mortgage-backed securities	94,382	75,976
Corporate debt securities	47,147	40,253
Corporate asset-backed securities	26,823	26,203
Totals	$187,172	$161,135
December 31, 2022
U.S. government agency obligations	$18,373	$18,313
Mortgage-backed securities	97,458	78,610
Corporate debt securities	44,636	40,251
Corporate asset-backed securities	29,877	28,817
Totals	$190,344	$165,991

The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Held to maturity securities	Amortized Cost	Fair Value
June 30, 2023
Obligations of states and political subdivisions	$600	$551
Mortgage-backed securities	93,200	74,130
Totals	$93,800	$74,681
December 31, 2022
Obligations of states and political subdivisions	$600	$546
Mortgage-backed securities	95,779	76,233
Totals	$96,379	$76,779
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	June 30, 2023		December 31, 2022
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$103,495	$85,056	$112,477	$93,669
AAA	10,546	10,241	8,640	8,334
AA	25,984	25,585	24,591	23,737
A	8,200	7,362	5,700	5,133
BBB	38,947	32,891	38,936	35,118
Non-rated	—	—	—	—
Total available for sale securities	$187,172	$161,135	$190,344	$165,991
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	June 30, 2023		December 31, 2022
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$93,200	$74,130	$95,779	$76,233
AAA	—	—	—	—
AA	—	—	—	—
A	600	551	600	546
Total	$93,800	$74,681	$96,379	$76,779
At June 30, 2023, the Bank has pledged mortgage-backed securities with a carrying value of $30.0 million as collateral against a borrowing line of credit with the Federal Reserve Bank with no borrowings outstanding on this line of credit. As of June 30, 2023, the Bank has pledged U.S. Government Agency securities with a carrying value of $2.0 million and mortgage-backed securities with a carrying value of $2.2 million as collateral against specific municipal deposits. As of June 30, 2023, the Bank also has mortgage-backed securities with a carrying value of $0.2 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
At December 31, 2022, the Bank had pledged certain of its mortgage-backed securities with a carrying value of $5.4 million as collateral to secure a line of credit with the Federal Reserve Bank with no borrowings outstanding on this line of credit. As of December 31, 2022, the Bank had pledged certain of its U.S. Government Agency securities with a carrying value of $2.6 million and mortgage-backed securities with a carrying value of $2.2 million as collateral against specific municipal deposits. As of December 31, 2022, the Bank also had mortgage-backed securities with a carrying value of $0.1 million pledged as collateral to the Federal Home Loan Bank of Des Moines.

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $13.2 million, to $1.42 billion as of June 30, 2023, from $1.41 billion at December 31, 2022. The following table reflects the composition, of our loan portfolio at June 30, 2023, and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$732,435	51.4%	$725,971	51.5%
Agricultural real estate	87,198	6.1%	87,908	6.2%
Multi-family real estate	208,211	14.6%	208,908	14.8%
Construction and land development	105,625	7.4%	102,492	7.3%
Residential mortgage
Residential mortgage	119,724	8.4%	105,389	7.5%
Purchased HELOC loans	3,216	0.2%	3,262	0.2%
Total real estate loans	1,256,409	88.1%	1,233,930	87.5%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	133,763	9.4%	136,013	9.6%
Agricultural operating	24,358	1.7%	28,806	2.0%
Consumer installment
Originated indirect paper	8,189	0.6%	10,236	0.7%
Other consumer	6,487	0.5%	7,150	0.5%
Total C&I/Agricultural operating and Consumer installment Loans	172,797	12.2%	182,205	12.8%
Gross loans	$1,429,206	100.3%	$1,416,135	100.3%
Unearned net deferred fees and costs and loans in process	(2,827)	(0.2)%	(2,585)	(0.2)%
Unamortized discount on acquired loans	(1,391)	(0.1)%	(1,766)	(0.1)%
Total loans (net of unearned income and deferred expense)	1,424,988	100.0%	1,411,784	100.0%
Allowance for credit losses	(23,164)		(17,939)
Total loans receivable, net	$1,401,824		$1,393,845

Allowance for Credit Losses - Loans.
The Allowance for Credit Losses - Loans (“ACL”) is a valuation allowance for expected future credit losses in the Company’s loan portfolio as of the balance sheet date. In determining the allowance, the Company estimates credit losses over the loan’s entire contractual term, adjusted for expected prepayments when appropriate. The allowance estimate considers qualitative and quantitative relevant information from internal and external sources relating to historical loss experience; known and inherent risks in our portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; reasonable and supportable forecasts for future conditions; and other relevant factors determined by management. To ensure that the ACL is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance. The entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
The determination of the ACL requires significant judgement to estimate credit losses. The ACL is measured collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that the loan does not share similar risk characteristics with other loans. The ACL on loans collectively evaluated is measured using the loss rate model. The Company categorizes its loan portfolio into four segments based on similar risk characteristics. Loans within each segment are pooled based on individual loan characteristics. Aggregated risk drivers are then calculated at a pool level. Risk drivers are identified attributes that have proven to be predictive of loan loss rates and vary based on loan segment and type. A loss rate is calculated and applied to the pool utilizing a model that combines the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to project lifetime losses. The loss rate is then combined with the loan’s balance and contractual maturity, adjusted for expected prepayments, to determine expected future losses. Future and supportable economic forecasts are based on national economic conditions and their reversion to the mean is implicit in the model and generally occurs over a period of two years.
Qualitative adjustments are made to the allowance calculated on collectively evaluated loans to incorporate factors not included in the model. Qualitative factors include but are not limited to: lending policies and procedures, the experience and ability of lending and other staff, the volume and severity of problem credits, quality of the loan review system, and other external factors.
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
The Allowance for Credit Losses - unfunded commitments is a liability for expected future credit losses on the Company’s commitments to lend. The Company estimates expected credit losses over the contractual period for which the Company is exposed to credit risk, via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Allowance for Credit Losses - unfunded commitments on off-balance sheet exposures is included in other liabilities on the consolidated balance sheet.
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments using the modified retrospective method. This adoption resulted in a $4.7 million increase in the ACL on loans (“ACL - Loans”) and established a $1.5 million ACL on unfunded commitments (“ACL - Unfunded Commitments”). The increase in transition ACL is primarily due to the interaction of change from an incurred loss model to a lifetime loss model and the duration of our portfolio. Since transition, the ACL- Loans modestly increased $0.5 million to $23.2 million at June 30, 2023, representing 1.63% of loans receivable. The allowance for loan losses, prior to the ASU 2016-13 transition, was $17.9 million at December 31, 2022, representing 1.27% of loans receivable. The increase in the ACL - Loans, was due to a provision of $0.5 million and a small amount of net recoveries. The ACL - Unfunded Commitments, established under ASU 2016-13, was $1.5 million at June 30, 2023. During the six months ended June 30, 2023, the ACL - Unfunded Commitments increased $0.01 million due to an increase in projected loss rates.

Allowance for Credit Losses - Loans Roll Forward
(in thousands, except ratios)

	June 30, 2023 and Three Months Ended	March 31, 2023 and Three Months Ended	December 31, 2022 and Twelve Months Ended
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$22,679	$17,939	$16,913
Cumulative effect of ASU 2016-13 adoption	—	4,706	—
Loans charged off:
Commercial/Agricultural real estate	(14)	(32)	(205)
C&I/Agricultural operating	—	—	(346)
Residential mortgage	(10)	(14)	(68)
Consumer installment	(16)	(11)	(48)
Total loans charged off	(40)	(57)	(667)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	27	3	102
C&I/Agricultural operating	16	15	36
Residential mortgage	36	4	29
Consumer installment	10	12	51
Total recoveries of loans previously charged off:	89	34	218
Net loan recoveries/(charge-offs) (“NCOs”)	49	(23)	(449)
Additions to ACL - Loans via provision for credit losses charged to operations	436	57	1,475
ACL - Loans, at end of period	$23,164	$22,679	$17,939
Average outstanding loan balance	$1,414,925	$1,421,096	$1,351,052
Ratios:
NCOs (annualized) to average loans	(0.01)%	0.01%	0.03%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended June 30, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,496	$1,848	$2,000	$335	$—	$22,679
Charge-offs	(14)	—	(10)	(16)	—	(40)
Recoveries	27	16	36	10	—	89
Additions to ACL - Loans via provision for credit losses charged to operations	424	(406)	426	(8)	—	436
ACL - Loans, at end of period	$18,933	$1,458	$2,452	$321	$—	$23,164

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Six months ended June 30, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$14,085	$2,318	$599	$129	$808	$17,939
Cumulative effect of ASU 2016-13 adoption	4,510	(331)	1,119	216	(808)	4,706
Charge-offs	(46)	—	(24)	(27)	—	(97)
Recoveries	30	31	40	22	—	123
Additions to ACL - Loans via provision for credit losses charged to operations	354	(560)	718	(19)	—	493
ACL - Loans, at end of period	$18,933	$1,458	$2,452	$321	$—	$23,164

Allowance for Credit Losses - Loans to Percentage
(in thousands, except ratios)

	June 30, 2023	December 31, 2022
Loans, end of period	$1,424,988	$1,411,784
ACL - Loans	$23,164	$17,939
ACL - Loans to loans, end of period	1.63%	1.27%

Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $1.5 million at June 30, 2023 and $0 at December 31, 2022, classified in other liabilities on the consolidated balance sheets.

	June 30, 2023 and Three Months Ended	June 30, 2023 and Six Months Ended
ACL - Unfunded commitments - beginning of period	$1,530	$—
Cumulative effect of ASU 2016-13 adoption	—	1,537
Increases to ACL - Unfunded commitments via provision for credit losses charged to operations	14	7
ACL - Unfunded commitments - end of period	$1,544	$1,544
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
When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than being recorded as interest income. The Company adopted ASU 2022-02 on January 1, 2023, which eliminated special accounting rules for TDRs. Prior to the elimination of the special accounting rules, TDR loans were accounted for under ASC 310-40. A TDR typically involved granting some concession to the borrower involving a loan modification, such as modifying the payment schedule or making interest rate changes. TDR loans may have involved loans that had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	June 30, 2023 and Six Months Then Ended (1)	December 31, 2022 and Twelve Months Then Ended (2)
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$11,359	$5,736
Agricultural real estate	1,712	2,742
Construction and land development	94	—
Commercial and industrial	4	552
Agricultural operating	1,436	890
Residential mortgage	1,029	1,253
Consumer installment	29	31
Total nonaccrual loans	$15,663	$11,204
Accruing loans past due 90 days or more	492	246
Total nonperforming loans (“NPLs”)	16,155	11,450
Other real estate owned	1,199	1,265
Other collateral owned	—	6
Total nonperforming assets (“NPAs”)	$17,354	$12,721
Average outstanding loan balance	$1,412,870	$1,351,052
Loans, end of period	$1,424,988	$1,411,784
Total assets, end of period	$1,829,837	$1,816,386
ACL - Loans, at beginning of period	$17,939	$16,913
Cumulative effect of ASU 2016-13 adoption	4,706	—
Loans charged off:
Commercial/Agricultural real estate	(46)	(205)
C&I/Agricultural operating	—	(346)
Residential mortgage	(24)	(68)
Consumer installment	(27)	(48)
Total loans charged off	(97)	(667)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	30	102
C&I/Agricultural operating	31	36
Residential mortgage	40	29
Consumer installment	22	51
Total recoveries of loans previously charged off:	123	218
Net loan recoveries/(charge-offs) (“NCOs”)	26	(449)
Additions to ACL - loans via provision for credit losses charged to operations	493	1,475
ACL - Loans, at end of period	$23,164	$17,939
Ratios:
ACL-Loans to NCOs (annualized)	(44,180.02)%	3,995.32%
NCOs (annualized) to average loans	—%	0.03%
ACL-Loans to total loans	1.63%	1.27%
ACL-Loans to nonaccrual loans	147.89%	160.11%
Nonaccrual loans to total loans	1.10%	0.79%
NPLs to total loans	1.13%	0.81%
NPAs to total assets	0.95%	0.70%
(1) Loan balances are stated at amortized cost.
(2) Loan balances are stated at the unpaid principal balance of the loan.

Nonaccrual Loans Roll Forward:

	Quarter Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Balance, beginning of period	$10,410	$11,204	$10,772	$10,434	$11,858
Additions	7,826	154	1,039	257	1,918
Charge offs	(23)	(49)	(37)	(4)	(437)
Transfers to OREO	(110)	(25)	—	(27)	(65)
Return to accrual status	—	(252)	—	(117)	—
Repurchases of government guaranteed loans	—	—	—	517	—
Payments received	(2,429)	(527)	(561)	(288)	(2,830)
Other, net	(11)	(95)	(9)	—	(10)
Balance, end of period	$15,663	$10,410	$11,204	$10,772	$10,434
Nonaccrual loans increased by $4.5 million at June 30, 2023, from $11.2 million at December 31, 2022, largely due to adding a $5.4 million hotel loan from special mention to substandard in the second quarter of 2023, partially offset by payments received. Nonperforming assets increased to $17.4 million or 0.95% of total assets at June 30, 2023, compared to $12.7 million, or 0.70% of total assets at December 31, 2022 due to increases in nonaccrual loans.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
Below is a summary of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2023.

	Term Extension
Loan Class	Amortized Cost Basis at June 30, 2023	% of Total Class of Financing Receivables
Commercial real estate	$5,337	0.73%
Commercial and industrial	$8	0.01%
Agricultural operating	$179	0.73%
Residential mortgage	$37	0.03%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at June 30, 2023	% of Total Class of Financing Receivables
Residential mortgage	$69	0.06%
Other consumer	$22	0.34%

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
The table below shows a summary of criticized loans, split by special mention and substandard for the past five quarters. A $5.4 million commercial real estate loan secured by a hotel (50% LTV at origination) was included in special mention at March 31, 2023, and in the second quarter of 2023 this loan was moved to substandard. A $10.4 million fully secured working capital C&I loan was included in special mention at June 30, 2022. In the third quarter of 2022, this C&I loan balance increased by $2.4 million due to a draw on a secured line of credit. In the fourth quarter of 2022, repayments were made on this C&I loan and in the first quarter of 2023, this C&I loan was paid off. In the second quarter of 2023, a loan relationship of approximately $9 million was added to special mention. Since the issuance of our earnings press release on July 24, 2023, a separate relationship of approximately $9 million was also added to special mention. The increase in substandard loan balances in the June 2023 quarter is due to the hotel loan mentioned above moving from special mention to substandard. See Note 3, “Loans and Allowance for Credit Losses” for additional information.
In addition to our discussion of criticized, special mention, and substandard loans above, the following information provides further insights about our loans to certain industries. As of June 30, 2023, hotel loans totaled $91 million with a weighted average LTV of 56% and average balance of $3.4 million. Restaurant loans totaled $51 million, at June 30, 2023. The weighted-average LTV percentage on these restaurant loans was 51% and the average loan balance was $702 thousand. Approximately $37 million of restaurant loans are to franchise quick-service restaurants. At June 30, 2023 we have $45 million of office loans with a weighted average LTV of 66% and average loan balance of $618 thousand. 98% of the related office properties are located outside of large cities.

	(in thousands)
(Loan balance at unpaid principal balance)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Special mention loan balances	$20,507	$6,636	$12,170	$20,178	$17,274
Substandard loan balances	19,203	15,439	17,319	20,227	20,680
Criticized loans, end of period	$39,710	$22,075	$29,489	$40,405	$37,954
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
The fair market value of the Company’s MSR asset remained stable at $5.7 million at both December 31, 2022, and June 30, 2023 as a higher fair value percentage offset the lower balance of loans serviced. At June 30, 2023 and December 31, 2022, the Company did not have an MSR impairment, or related valuation allowance.

The unpaid balances of one-to-four family residential real estate loans serviced for others as of June 30, 2023, and December 31, 2022, were $503.0 million and $523.7 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at June 30, 2023, and December 31, 2022, was 1.13% and 1.08%, respectively.
Deposits. From a quarter-end perspective, deposits have grown since both December 31, 2022 and March 31, 2023. From March 7, 2023 to March 31, 2023, a period closely monitored for unusual withdrawal activity, balances remained stable. Deposit composition changed during the six months ended June 30, 2023, as both business and retail depositors sought higher yields on deposit accounts. For the six months ended June 30, 2023, retail deposits decreased slightly, with customers returning to higher yielding certificates with their money moving from money market and savings accounts to certificate accounts. In January 2023, commercial non-interest-bearing deposits fell as commercial customers decreased their cash balances to support the needs of their businesses. These commercial deposits have modestly recovered at June 30, 2023. Modest brokered deposit growth supplemented deposit growth, with $54.3 million of brokered certificate net growth and $3.2 million new growth of brokered money market accounts.
Consumer, commercial and government deposits have been stable since January 31, 2023, and since the two large coastal bank failures in early March. There are no material customer or industry deposit concentrations. A decrease in deposits during January occurred as commercial customers decreased their cash balances to support the needs of their businesses.

	June 30, 2023	March 31, 2023	December 31, 2022
Consumer deposits	$790,404	$786,614	$805,598
Commercial deposits	401,079	391,534	405,733
Public deposits	175,869	194,683	173,548
Brokered deposits	97,330	63,962	39,841
Total deposits	$1,464,682	$1,436,793	$1,424,720
At June 30, 2023 our deposit portfolio composition was 54% consumer, 27% commercial, 12% public and 7% brokered deposits. At December 31, 2022 our deposit portfolio composition was 57% consumer, 28% commercial, 12% public and 3% brokered deposits.

	June 30, 2023	March 31, 2023	December 31, 2022
Non-interest bearing demand deposits	$261,876	$247,735	$284,722
Interest bearing demand deposits	358,226	390,730	371,210
Savings accounts	206,380	214,537	220,019
Money market accounts	288,934	309,005	323,435
Certificate accounts	349,266	274,786	225,334
Total deposits	$1,464,682	$1,436,793	$1,424,720
Uninsured and uncollateralized deposits were $268.1 million, or 18% of total deposits, at June 30, 2023 and $298.8 million, or 21% of total deposits, at December 31, 2022. Uninsured deposits at June 30, 2023 were $413.0 million, or 28% of total deposits, and $441.2 million, or 31% of total deposits at December 31, 2022, with the difference from the above sentence being fully secured government deposits.
On-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $611.1 million, or 228% of uninsured and uncollateralized deposits at June 30, 2023. At December 31, 2022 on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $570.0 million, or 191% of uninsured and uncollateralized deposits.

Federal Home Loan Bank (FHLB) advances and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at March 31, 2023 and December 31, 2022 is as follows:

	June 30, 2023				December 31, 2022
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3) (4)	2023	$82,000	1.43%	5.29%	2023	$117,000	1.43%	4.31%
	2024	20,530	0.00%	1.45%	2024	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2028	15,000	3.57%	3.59%
Federal Home Loan Bank advances		$122,530				$142,530

Senior Notes (5)	2034	$18,083	6.75%	7.50%	2034	$23,250	3.00%	6.75%

Subordinated Notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(726)				(841)
Total other borrowings		$67,357				$72,409

Totals		$189,887				$214,939
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,040.5 million and $984.9 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $294.4 million compared to $256.8 million as of December 31, 2022.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $217.5 million and $157.5 million, during the six months ended June 30, 2023 and the twelve months ended December 31, 2022, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of June 30, 2023 and December 31, 2022 were 4.58% and 4.09%, respectively.
(4) FHLB term notes totaling $15.0 million, with 2028 maturity dates, are callable once by the FHLB in December of 2023.
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
(b) A $5.0 million line of credit, maturing August 1, 2023, that remains undrawn upon. This line was renewed effective August 1, 2023 and will mature August 1, 2024.

(6)    Subordinated notes resulted from the following:
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
FHLB advances decreased $20.0 million to $122.5 million as of June 30, 2023, compared to $142.5 million as of December 31, 2022. The decrease is a result of decreased funding needs due to increases in deposits partially offset by loan growth, as well as the Bank’s desire to manage its liquidity and increase cash on hand in response to recent events. At June 30, 2023, short-term FHLB advances consisted of $47 million maturing overnight and an additional $30 million of short-term advances maturing in July 2023. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of June 30, 2023, is approximately $294.4 million.
At June 30, 2023 and December 31 2022, the Bank had the ability to borrow $23.9 million and $4.1 million from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $30.0 million and $5.4 million as of June 30, 2023 and December 31, 2022, respectively. There were no related Federal Reserve borrowings outstanding as of June 30, 2023, or December 31, 2022. In addition, The Bank has been approved to obtain funding from the Federal Reserve’s new Bank Term Funding Program (“BTFP”). As of June 30, 2023, the Bank has not borrowed from this facility and has not pledged any collateral to this facility.
The Bank maintains two unsecured federal funds purchased lines of credit with banking partners which total $70 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily, and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of June 30, 2023, or December 31, 2022. Additionally, we have a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
See Note 7, “Federal Home Loan Bank Advances and Other Borrowings” for more information.
At June 30, 2023, the Bank has pledged $1.04 billion of loans to secure the current FHLB outstanding advances and letters of credit and to provide the unused borrowing capacity, compared to $0.98 billion of loans pledged at December 31, 2022.
Stockholders’ Equity. Total stockholders’ equity was $165.6 million at June 30, 2023, compared to $167.1 million at December 31, 2022. The decrease in stockholder’s equity was attributable to: 1) the $4.4 million cumulative effect adjustment from the adoption of ASU 2016-13; 2) the payment of the annual cash dividend paid in February to common stockholders of $0.29 per share or $3.0 million; and 3) an increase in the unrealized loss on available for sale securities of $1.2 million. These reductions to equity were partially offset by: 1) net income of $6.9 million and 2) the $0.1 million cumulative effect adjustment from the adoption of ASU 2023-02.
On July 23, 2021, the Board of Directors adopted a share repurchase program. Approximately 14 thousand shares were repurchased under this program in the second quarter of 2023. There were no shares repurchased during the first quarter of 2023. As of June 30, 2023, an additional 229 thousand shares remain available for repurchase.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At June 30, 2023, our on-balance sheet liquidity ratio decreased to 12.2% percent from 13.0% at December 31, 2022. This was largely due to an increase in pledges of held-to-maturity securities and reductions in the value of available-for-sale securities, partially offset by increases in interest-bearing cash.

Consumer, commercial and government deposits have been stable since January 31, 2023, and since the two large coastal bank failures in early March. There are no material customer or industry deposit concentrations. A decrease in deposits during January occurred as commercial customers decreased their cash balances to support the needs of their businesses. At June 30, 2023 our deposit portfolio composition was 54% consumer, 27% commercial, 12% public and 7% brokered deposits. At December 31, 2022 our deposit portfolio composition was 57% consumer, 28% commercial, 12% public and 3% brokered deposits.
Uninsured and uncollateralized deposits were $268.1 million, or 18% of total deposits, at June 30, 2023 and $298.8 million, or 21% of total deposits, at December 31, 2022. Uninsured deposits alone at June 30, 2023 were $413.0 million, or 28% of total deposits, and $441.2 million, or 31% of total deposits at December 31, 2022, with the difference being fully secured government deposits.
On-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $611.1 million, or 228% of uninsured and uncollateralized deposits at June 30, 2023. At December 31, 2022 on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $570.0 million, or 191% of uninsured and uncollateralized deposits.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $271.2 million of our $349.3 million (78%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate decreased in 2021 and early 2022. Since June of 2022, we strategically increased deposit pricing, which resulted in modest growth in certificates. Retail non-maturity interest-bearing accounts have increased at approximately the same rate as the certificate accounts, as our customers have moved to higher-yielding certificates and spent money. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. However, this is challenging in the current competitive environment.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $294.4 million available to borrow under this arrangement, supported by loan collateral as of June 30, 2023. We also had borrowing capacity of $23.9 million at the Federal Reserve Bank and have been approved to access the Bank Term Funding Program (“BTFP”) if the need should arise. The bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company has a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have formal brokered certificate lines of credit with counter parties at June 30, 2023, we believe that the Bank could access this market, which provides an additional potential source of liquidity, as evidenced by access to this market during the past four quarters. See Note 7, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Form 10-Q, for further detail.
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
Off-Balance Sheet Liabilities. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2023, the Company had approximately $278.2 million in unused loan commitments, compared to approximately $243.0 million in unused commitments as of December 31, 2022. In addition, there are $4.4 million of commitments for contributions of capital to an SBIC and an investment company at June 30, 2023. These commitments totaled $4.7 million at December 31, 2022.

Capital Resources. As of June 30, 2023, and December 31, 2022, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2023 (Unaudited)
Total capital (to risk weighted assets)	$230,053	14.7%	$125,304	> =	8.0%	$156,630	> =	10.0%
Tier 1 capital (to risk weighted assets)	210,459	13.5%	93,978	> =	6.0%	125,304	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	210,459	13.5%	70,484	> =	4.5%	101,810	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	210,459	11.7%	72,054	> =	4.0%	90,067	> =	5.0%
As of December 31, 2022 (Audited)
Total capital (to risk weighted assets)	$221,361	14.2%	$124,971	> =	8.0%	$156,213	> =	10.0%
Tier 1 capital (to risk weighted assets)	203,422	13.0%	93,728	> =	6.0%	124,971	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	203,422	13.0%	70,296	> =	4.5%	101,539	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	203,422	11.5%	70,610	> =	4.0%	88,262	> =	5.0%
At June 30, 2023, and December 31, 2022, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of June 30, 2023 (Unaudited)
Total capital (to risk weighted assets)	$223,802	14.3%	$125,304	> =	8.0%
Tier 1 capital (to risk weighted assets)	154,208	9.9%	93,978	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	154,208	9.9%	70,484	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	154,208	8.6%	72,054	> =	4.0%
As of December 31, 2022 (Audited)
Total capital (to risk weighted assets)	$218,737	14.0%	$124,971	> =	8.0%
Tier 1 capital (to risk weighted assets)	150,798	9.7%	93,728	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	150,798	9.7%	70,296	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	150,798	8.5%	70,610	> =	4.0%

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

The following table sets forth, at June 30, 2023 and December 31, 2022 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2023	At December 31, 2022

+300 bp	(3)%	0%
+200 bp	(2)%	0%
+100 bp	(1)%	0%
-100 bp	1%	(1)%
-200 bp	1%	(4)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at June 30, 2023, and December 31, 2022.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2023	At December 31, 2022

+300 bp	(7)%	(3)%
+200 bp	(4)%	(2)%
+100 bp	(2)%	(1)%
-100 bp	2%	1%
-200 bp	3%	2%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2023, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, at reaching a level of reasonable assurance.

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
The recent failures of Silicon Valley Bank, Signature Bank, and First Republic Bank caused general uncertainty and concern regarding the banking sector, including the adequacy of liquidity. Uncertainty may be compounded by the reach and depth of media attention and its ability to disseminate concerns about these types of events. This public uncertainty and concern could potentially affect the Bank despite its relatively high percentage of deposits (82% as of June 30, 2023) that are either insured or collateralized and its on balance sheet liquidity and collateralized borrowing capacity being well in excess of the uninsured deposit balances.
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
(c)Issuer Purchases of Equity Securities.
On July 23, 2021, the Board of Directors adopted a share repurchase program, pursuant to which Citizens Community Bancorp, Inc. is authorized to repurchase 532,962 shares of its common stock, or approximately 5% of the outstanding shares on that date. As of the beginning of the quarter ended June 30, 2023, 243,805 shares were available for purchase under the share repurchase program. During the quarter ended June 30, 2023, 14,146 shares were repurchased under the program. As of June 30, 2023, an additional 229,659 shares remain available for repurchase under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	—	$—	—	243,805
May 1, 2023 - May 31, 2023	14,146	$8.28	14,146	229,659
June 30, 2023 - June 30, 2023	—	$—	—	229,659
Total	14,146	$8.28	14,146
Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.

Item 5.OTHER INFORMATION
Not applicable.

Item 6.EXHIBITS
(a) Exhibits

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: August 3, 2023	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: August 3, 2023	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer