Form 10-Q
period 2023-09-30
Citizens Community Bancorp Inc.
filed 2023-11-03
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At November 3, 2023 there were 10,468,091 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
September 30, 2023
INDEX

		Page Number
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	5
	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2023 and 2022	6
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2023 and 2022	7
	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2023 and the year ended December 31, 2022	8
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022	10
	Condensed Notes to Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	59
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	83
Item 4.	Controls and Procedures	84
Part II – OTHER INFORMATION		85
Item 1.	Legal Proceedings	85
Item 1A.	Risk Factors	86
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86
Item 3.	Defaults Upon Senior Securities	86
Item 4.	Mine Safety Disclosures	86
Item 5.	Other Information	87
Item 6.	Exhibits	88
SIGNATURES		89

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2023 (unaudited) and December 31, 2022
(derived from audited financial statements)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$32,532	$35,363
Other interest bearing deposits	—	249
Available for sale ("AFS") securities, at fair value (amortized cost of $183,152, net of allowance for credit losses of $0 at September 30, 2023)	153,414	165,991
Held to maturity ("HTM") securities, at amortized cost, net of allowance for credit losses of $0 at September 30, 2023	92,336	96,379
Equity investments	2,433	1,794
Other investments	15,109	15,834
Loans receivable	1,447,529	1,411,784
Allowance for credit losses	(22,973)	(17,939)
Loans receivable, net	1,424,556	1,393,845
Loans held for sale	2,737	—
Mortgage servicing rights, net	3,944	4,262
Office properties and equipment, net	19,465	20,493
Accrued interest receivable	5,936	5,285
Intangible assets	1,873	2,449
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,046	1,271
Bank owned life insurance ("BOLI")	25,467	24,954
Other assets	18,741	16,719
TOTAL ASSETS	$1,831,087	$1,816,386

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,473,235	$1,424,720
Federal Home Loan Bank (“FHLB”)	114,530	142,530
Other borrowings	67,407	72,409
Other liabilities	10,513	9,639
Total liabilities	1,665,685	1,649,298

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 10,468,091 and 10,425,119 shares issued and outstanding, respectively	105	104
Additional paid-in capital	119,612	119,240
Retained earnings	67,424	65,400
Accumulated other comprehensive loss	(21,739)	(17,656)
Total stockholders’ equity	165,402	167,088
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,831,087	$1,816,386
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2023 and 2022
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest and dividend income:
Interest and fees on loans	$19,083	$15,937	$54,169	$44,597
Interest on investments	2,689	2,022	8,053	5,441
Total interest and dividend income	21,772	17,959	62,222	50,038
Interest expense:
Interest on deposits	7,388	1,681	17,898	3,734
Interest on FHLB and FRB borrowed funds	1,210	568	4,595	1,176
Interest on other borrowed funds	1,053	1,253	3,127	3,237
Total interest expense	9,651	3,502	25,620	8,147
Net interest income before provision for credit losses	12,121	14,457	36,602	41,891
Provision for credit losses	(325)	375	175	775
Net interest income after provision for credit losses	12,446	14,082	36,427	41,116
Non-interest income:
Service charges on deposit accounts	491	535	1,464	1,505
Interchange income	601	597	1,743	1,760
Loan servicing income	611	611	1,679	1,912
Gain on sale of loans	299	194	1,501	1,330
Loan fees and service charges	140	267	308	500
Net gains (losses) on investment securities	116	(55)	182	(167)
Other	307	323	893	717
Total non-interest income	2,565	2,472	7,770	7,557
Non-interest expense:
Compensation and related benefits	5,293	5,900	15,967	16,887
Occupancy	1,335	1,429	4,117	4,137
Data processing	1,536	1,382	4,440	4,098
Amortization of intangible assets	179	399	576	1,197
Mortgage servicing rights expense, net	150	197	456	65
Advertising, marketing and public relations	185	300	472	762
FDIC premium assessment	204	119	608	352
Professional services	342	382	1,153	1,152
(Losses) gains on repossessed assets, net	100	(8)	62	(17)
New market tax credit depletion	—	163	—	488
Other	645	1,014	2,085	2,286
Total non-interest expense	9,969	11,277	29,936	31,407
Income before provision for income taxes	5,042	5,277	14,261	17,266
Provision for income taxes	2,544	1,284	4,895	4,201
Net income attributable to common stockholders	$2,498	$3,993	$9,366	$13,065
Per share information:
Basic earnings	$0.24	$0.38	$0.89	$1.24
Diluted earnings	$0.24	$0.38	$0.89	$1.24
Cash dividends paid	$—	$—	$0.29	$0.26
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Three and Nine months ended September 30, 2023 and 2022
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income attributable to common stockholders	$2,498	$3,993	$9,366	$13,065
Other comprehensive gain (loss), net of tax:
Securities available for sale
Net unrealized losses arising during period, net of tax	(2,862)	(4,980)	(4,074)	(17,418)
Reclassification adjustment for net gains included in net income, net of tax	—	—	(9)	—
Other comprehensive loss, net of tax	(2,862)	(4,980)	(4,083)	(17,418)
Comprehensive (loss) income	$(364)	$(987)	$5,283	$(4,353)
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2023
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2023	10,425,119	$104	$119,240	$65,400	$(17,656)	$167,088
Net income	—	—	—	3,662	—	3,662
Other comprehensive income, net of tax	—	—	—	—	1,065	1,065
Forfeiture of unvested shares	(1,168)	—	—	—	—	—
Surrender of restricted shares of common stock	(10,287)	—	(129)	—	—	(129)
Restricted common stock awarded under the equity incentive plan	50,606	1	—	—	—	1
Restricted common stock issued upon achievement of the 2020 performance criteria	18,551	—	—	—	—	—
Amortization of restricted stock	—	—	216	—	—	216
Cumulative change in accounting principle for adoption of ASU 2016-13	—	—	—	(4,432)	—	(4,432)
Cumulative change in accounting principle for adoption of ASU 2023-02	—	—	—	130	—	130
Cash dividends ($0.29 per share)	—	—	—	(3,040)	—	(3,040)
Balance at March 31, 2023	10,482,821	105	119,327	61,720	(16,591)	164,561
Net income	—	—	—	3,206	—	3,206
Other comprehensive loss, net of tax	—	—	—	—	(2,286)	(2,286)
Forfeiture of unvested shares	(1,500)	—	—	—	—	—
Common stock options exercised	3,000	—	28	—	—	28
Common stock repurchased	(14,146)	—	(117)	—	—	(117)
Amortization of restricted stock	—	—	166	—	—	166
Balance at June 30, 2023	10,470,175	105	119,404	64,926	(18,877)	165,558
Net income	—	—	—	2,498	—	2,498
Other comprehensive loss, net of tax	—	—	—	—	(2,862)	(2,862)
Forfeiture of unvested shares	(2,084)	—	—	—	—	—
Amortization of restricted stock	—	—	208	—	—	208
Balance, September 30, 2023	10,468,091	$105	$119,612	$67,424	$(21,739)	$165,402
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

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2023 and 2022
(in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income attributable to common stockholders	$9,366	$13,065
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities net (discount accretion) premium amortization	(46)	59
Depreciation expense	1,787	1,773
Provision for credit losses	175	775
Net realized (gain) loss on equity securities	(170)	167
Net realized gain on debt securities	(12)	—
Deferred tax asset valuation allowance	1,828	—
Increase in mortgage servicing rights resulting from transfers of financial assets	(138)	(275)
Mortgage servicing rights amortization and impairment, net	456	65
Amortization of intangible assets	576	1,197
Amortization of restricted stock	590	647
Net stock based compensation expense	—	3
Loss on sale of office properties and equipment	—	271
Decrease in deferred income taxes	226	252
Increase in cash surrender value of life insurance	(513)	(472)
Net loss (gain) from disposals of foreclosed and repossessed assets	62	(17)
Gain on sale of loans held for sale, net	(1,501)	(1,330)
New market tax credit depletion expense	—	488
Net change in:
Loans held for sale	(1,236)	7,334
Accrued interest receivable and other assets	(1,615)	356
Other liabilities	(663)	(3,625)
Total adjustments	(194)	7,668
Net cash provided by operating activities	9,172	20,733
Cash flows from investing activities:
Net decrease in other interest bearing deposits	249	1,143
Purchase of available for sale securities	(11,007)	(10,543)
Proceeds from principal payments of available for sale securities	13,164	21,799
Proceeds from sales of available for sale securities	5,105	—
Purchase of held to maturity securities	—	(35,342)
Proceeds from principal payments and maturities of held to maturity securities	4,031	8,838
Equity investment capital distribution	132	—
Purchase of equity investments	(600)	(300)
Net sales (purchases) of other investments	725	(602)
Proceeds from sales of foreclosed and repossessed assets	307	56
Net increase in loans	(35,606)	(65,476)
Net capital expenditures	(771)	(2,446)
Proceeds from disposal of office properties and equipment	12	14
New market tax credit investment	—	(4,056)
Net cash used in investing activities	(24,259)	(86,915)

Cash flows from financing activities:
Federal Home Loan Bank advances	15,000	72,000
Amortization of fair value adjustments for acquired Federal Home Loan Bank advances	—	3
Federal Home Loan Bank advance call payments	—	(55,000)
Federal Home Loan Bank advance termination payments	—	(15,015)
Federal Home Loan Bank maturities	(43,000)	(11,000)
Amortization of debt issuance costs	165	340
Proceeds from other borrowings, net of origination costs	—	34,191
Other borrowings principal reductions	(5,167)	(20,606)
Net increase in deposits	48,515	46,833
Common stock restricted shares	1	—
Repurchase shares of common stock	(117)	(979)
Surrender of restricted shares of common stock	(129)	(143)
Common stock options exercised	28	20
Cash dividends paid	(3,040)	(2,742)
Net cash provided by financing activities	12,256	47,902
Net decrease in cash and cash equivalents	(2,831)	(18,280)
Cash and cash equivalents at beginning of period	35,363	47,691
Cash and cash equivalents at end of period	$32,532	$29,411

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$16,602	$3,784
Interest on borrowings	$8,363	$4,698
Income taxes	$3,855	$3,365
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$144	$92
Transfers from office properties and equipment to foreclosed and repossessed assets	$—	$130

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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the September 30, 2023, balance sheet date and through the date the financial statements were available to be issued for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 7, 2023; the matters described in “Risk Factors” in Item 1A of the quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, filed with the SEC on May 4, 2023 and August 3, 2023, respectively; the matters described in “Risk Factors” in Item 1A of this Form 10-Q; external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Allowance for Credit Losses – Available for Sale Securities - The Company measures the allowance for credit losses on available for sale debt securities by evaluating securities in an unrealized loss position using a two-step process. First, the Company assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. If it is determined that the Company intends or will be required to sell the security, it is written down to its fair value as net gains or losses on investment securities in our consolidated statement of operations. For agency mortgage-backed and asset-backed securities that do not meet the criteria in step one, there are no expected credit losses as they are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. For other debt securities that do not meet the criteria in step one, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the allowance for credit losses on available for sale investments is recorded for the credit loss, limited by the amount that the fair value is less that the amortized cost basis. Any impairment that has not been recorded though an allowance for credit losses is recognized in other comprehensive income.
Equity investments - The Company is required to maintain an investment in Federal Agricultural Mortgage Corporation (“Farmer Mac”) equity securities. Farmer Mac equity securities are carried at their fair market value, which is readily determinable. Changes in fair value are recognized as net gains or losses on investment securities in our consolidated statement of operations.
Also included in equity investments are the Company’s investments in a Volker Rule-compliant Small Business Investment Company ("SBIC") and an investment fund. The SBIC and investment fund meet the definition of investment companies, as defined in ASC 946, Financial Services - Investment Companies. These investments seek returns by investing in various small businesses and do not have redemption rights. Distributions from the investments will be received as the underlying investments, which generally have a life of 10 years, are liquidated. We elected the practical expedient available in Topic 820, Fair Value Measurements, which permits the use of net asset value ("NAV") per share or equivalent to value investments in entities that are or are similar to investment companies. SBICs and investment funds report their investments at estimated fair value. We record the unrealized gains and losses resulting from changes in the fair value of these investments as gains or losses on investment securities in our consolidated statements of operations. The carrying value of these investments is equal to the capital account as provided by the investee and adjusted as necessary.
Other Investments - As a member of the Federal Reserve Bank (“FRB”) System and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as other income in our consolidated statement of operations.
Also included in other investments is stock of our correspondent bank, Bankers’ Bank, without readily determinable fair value. This stock is carried at cost plus or minus changes resulting from observable price changes in orderly transactions for this stock, less other-than-temporary impairment charges, if any.
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $15,109 at September 30, 2023 consisted of $6,909 of FHLB stock,

$5,692 of Federal Reserve Bank stock and $2,508 of Bankers’ Bank stock. Other investments totaling $15,834 at December 31, 2022 consisted of $7,652 of FHLB stock and $5,674 of Federal Reserve Bank stock and $2,508 of Bankers’ Bank stock.
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
Allowance for Credit Losses – Loans The allowance for credit losses (“ACL”) on loans is a valuation allowance for current expected credit losses in the Company’s loan portfolio. Prior to January 1, 2023, the valuation allowance was established for probable and inherent credit losses. Loan losses are charged against the ACL when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ACL. In determining the allowance, the company estimates credit losses over the loan’s entire contractual term, adjusted for expected prepayments when appropriate. The allowance estimate considers relevant available information from internal and external sources relating to historical loss experience; known and inherent risks in our portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; reasonable and supportable forecasts for future conditions; and other relevant factors determined by management. To ensure that the ACL is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance. The entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
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
Allowance for Credit Losses - Unfunded Commitments - The ACL on unfunded commitments is a liability for credit losses on commitments to originate or fund loans, and standby letters of credit. It is included in “Other liabilities” on the consolidated balance sheets. Expected credit losses are estimated over the contractual period in which the Company is exposed to credit risk via a commitment that cannot be unconditionally canceled, adjusted for projected prepayments when appropriate. In addition, the estimate of the liability considers the likelihood that funding will occur. The ACL on unfunded commitments is adjusted through provision for credit losses on consolidated statements of operations. Because the business processes and risks associated with unfunded commitments are essentially the same as loans, the Company uses the same process to estimate the liability.
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
Mortgage Servicing Rights— Mortgage servicing rights (“MSR”) assets result as the Company sells loans to investors in the secondary market and retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed for impairment at least annually; and carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded as “mortgage servicing rights expense” in non-interest expense in the consolidated statement of operations.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2023, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2022. The Company has monitored events and conditions since December 31, 2022, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
New Markets Tax Credits - As a part of its commitment to the communities it serves, in the first quarter of 2022, the Company made an investment in an LLC that is sponsoring a community development project that has been awarded a New Markets Tax Credit (NMTC) through the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. This investment is Community Reinvestment Act eligible and is designed to generate a return primarily through the realization of the tax credit. This LLC is considered a Variable Interest Entity (VIE) as the Company represents the holder of the equity investment at risk, but does not have the ability to direct the activities that most significantly affect the performance of the LLC. As such, the Company is not the primary beneficiary of the VIE and the LLC has not been consolidated. With the adoption of ASU 2023-02 on January 1, 2023 discussed in Recent Accounting Pronouncements - Adopted below, the investment is accounted for using the proportional amortization method, which requires amortizing the investment in the period of and in proportion to the recognition of the related tax credit. Amortization of the investment is included in provision for income taxes and the utilization of the tax credit is recorded as a reduction in provision for income taxes. Prior to the adoption of ASU 2023-02 the investment was accounted for using the equity method of accounting and was amortized through non-interest expense
As of September 30, 2023, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $3,044. Prior to the adoption of ASU 2023-02, the carrying value of the investment as of December 31, 2022 was $3,350. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of September 30, 2023, there were no known instances of noncompliance associated with the investment.
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
The Company’s effective tax rates were 50.5% and 34.3% for the three and nine months ended September 30, 2023, and 24.3% for both the three and nine months ended September 30, 2022. The Wisconsin state budget, signed July 5, 2023, effective January 1, 2023, made originated loans in Wisconsin for business purposes up to $5,000 non-taxable. This change lowers the Company’s income tax rates for the three and nine-month periods ended September 30, 2023. The current period income tax expense was lower due to the retroactive, i.e. nine-month effect of this change by $553. This reduction of income tax expense was offset by a one-time tax expense of $1,828 in the current period, as the impact of the resulting lower incremental tax rate decreased the estimated future realization of an existing deferred tax asset resulting in a valuation allowance.
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
The Company chose to adopt ASU 2023-02 because it felt that the proportional amortization method more accurately reflects the economic substance of its tax credit investment. Proportional amortization better matches the cost of the investment with the benefits received, and including the amortization of the investment in provision for income taxes better reflects the benefit the Company receives from the transaction. For the three and nine months ended September 30, 2023, adopting ASU 2023-02 increased net income $33 and $98, respectively.

Recently Issued, But Not Yet Effective Accounting Pronouncements
None

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of September 30, 2023 and December 31, 2022, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
U.S. government agency obligations	$17,452	$89	$223	$17,318
Mortgage-backed securities	92,722	—	22,991	69,731
Corporate debt securities	47,153	20	6,284	40,889
Asset-backed securities	25,825	27	376	25,476
Total available for sale securities	$183,152	$136	$29,874	$153,414

December 31, 2022
U.S. government agency obligations	$18,373	$173	$233	$18,313
Mortgage-backed securities	97,458	—	18,848	78,610
Corporate debt securities	44,636	—	4,385	40,251
Asset-backed securities	29,877	—	1,060	28,817
Total available for sale securities	$190,344	$173	$24,526	$165,991

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
Obligations of states and political subdivisions	$600	$—	$48	$552
Mortgage-backed securities	91,736	3	23,539	68,200
Total held to maturity securities	$92,336	$3	$23,587	$68,752

December 31, 2022
Obligations of states and political subdivisions	$600	$—	$54	$546
Mortgage-backed securities	95,779	7	19,553	76,233
Total held to maturity securities	$96,379	$7	$19,607	$76,779
At September 30, 2023, the Bank has pledged mortgage-backed securities with a carrying value of $29,542 as collateral against a borrowing line of credit with the Federal Reserve Bank. As of September 30, 2023, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2023, the Bank has pledged U.S. Government Agency securities with a carrying value of $531 and mortgage-backed securities with a carrying value of $1,900 as collateral against specific municipal deposits. As of September 30, 2023, the Bank also has mortgage-backed securities with a carrying value of $688 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the three and nine month periods ended September 30, 2023 gross sales of available securities were $0 and $5,105, respectively, gross gains on the sale of available for sale securities were $0 and $12, respectively, and gross losses on the sale of available for sale securities were $0 for both periods.
For the three and nine month periods ended September 30, 2022, there were no sales of available for sale securities.

The estimated fair value of securities at September 30, 2023 and December 31, 2022, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and municipal securities due to the call feature.

	September 30, 2023		December 31, 2022
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	13,850	13,523	8,525	8,184
Due after five years through ten years	43,761	37,639	45,622	41,427
Due after ten years	32,819	32,521	38,739	37,770
Total securities with contractual maturities	90,430	83,683	92,886	87,381
Mortgage-backed securities	92,722	69,731	97,458	78,610
Total available for sale securities	$183,152	$153,414	$190,344	$165,991

	September 30, 2023		December 31, 2022
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$99	$—	$—
Due after one year through five years	500	453	450	415
Due after five years through ten years	—	—	150	131
Total securities with contractual maturities	600	552	600	546
Mortgage-backed securities	91,736	68,200	95,779	76,233
Total held to maturity securities	$92,336	$68,752	$96,379	$76,779

Securities with unrealized losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2023
U.S. government agency obligations	$3,961	$—	$3,615	$223	$7,576	$223
Mortgage-backed securities	6	—	69,725	22,991	69,731	22,991
Corporate debt securities	4,602	320	34,372	5,964	38,974	6,284
Asset-backed securities	—	—	20,789	376	20,789	376
Total	$8,569	$320	$128,501	$29,554	$137,070	$29,874
December 31, 2022
U.S. government agency obligations	$3,169	$138	$1,138	$95	$4,307	$233
Mortgage-backed securities	9,654	896	68,907	17,952	78,561	18,848
Corporate debt securities	21,547	1,688	18,704	2,697	40,251	4,385
Asset-backed securities	7,955	221	20,862	839	28,817	1,060
Total	$42,325	$2,943	$109,611	$21,583	$151,936	$24,526

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2023
Obligations of states and political subdivisions	$—	$—	$552	$48	$552	$48
Mortgage-backed securities	—	—	68,001	23,539	68,001	23,539
Total	$—	$—	$68,553	$23,587	$68,553	$23,587
December 31, 2022
Obligations of states and political subdivisions	$—	$—	$546	$54	$546	$54
Mortgage-backed securities	16,627	2,416	59,367	17,137	75,994	19,553
Total	$16,627	$2,416	$59,913	$17,191	$76,540	$19,607

At September 30, 2023 no ACL was established for available for sale or held to maturity securities. Substantially all the held to maturity portfolio is made up of agency backed mortgage securities. These securities are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Company does not expect to incur credit losses on these securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.

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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2023 follows:

	September 30, 2023
	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$748,118	51.7%
Agricultural real estate	84,328	5.8%
Multi-family real estate	219,095	15.1%
Construction and land development	109,041	7.5%
C&I/Agricultural operating:
Commercial and industrial	120,532	8.3%
Agricultural operating	24,571	1.7%
Residential mortgage:
Residential mortgage	125,348	8.7%
Purchased HELOC loans	2,881	0.2%
Consumer installment:
Originated indirect paper	7,175	0.5%
Other consumer	6,440	0.5%
Total loans receivable	$1,447,529	100%
Less Allowance for credit losses	(22,973)
Net loans receivable	$1,424,556

Loans are stated at the unpaid principal balance outstanding at December 31, 2022.

	December 31, 2022
	Loan Principal Balance	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$725,971	51.5%
Agricultural real estate	87,908	6.2%
Multi-family real estate	208,908	14.8%
Construction and land development	102,492	7.3%
C&I/Agricultural operating:
Commercial and industrial	136,013	9.6%
Agricultural operating	28,806	2.0%
Residential mortgage:
Residential mortgage	105,389	7.5%
Purchased HELOC loans	3,262	0.2%
Consumer installment:
Originated indirect paper	10,236	0.7%
Other consumer	7,150	0.5%
Gross Loans	$1,416,135	100.3%
Less:
Unearned net deferred fees and costs and loans in process	(2,585)	(0.2)%
Unamortized discount on acquired loans	(1,766)	(0.1)%
Total loans receivable	$1,411,784	100.0%
Less Allowance for loan losses	(17,939)
Net loans	$1,393,845

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

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of September 30, 2023 and gross charge-offs for the nine months ended September 30, 2023:

	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$51,379	$141,529	$245,661	$92,071	$72,159	$113,138	$11,866	$—	$727,803
Risk rating 6	—	—	9,303	—	—	—	—	—	9,303
Risk rating 7	—	188	—	4,551	187	6,086	—	—	11,012
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$51,379	$141,717	$254,964	$96,622	$72,346	$119,224	$11,866	$—	$748,118
Current period gross charge-offs	$—	$—	$10	$—	$—	$4	$—	$—	$14
Agricultural real estate
Risk rating 1 to 5	$16,044	$19,876	$11,362	$7,838	$5,374	$15,786	$1,004	$—	$77,284
Risk rating 6	—	172	5,460	—	297	646	—	—	6,575
Risk rating 7	—	370	—	—	99	—	—	—	469
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$16,044	$20,418	$16,822	$7,838	$5,770	$16,432	$1,004	$—	$84,328
Current period gross charge-offs	$—	$—	$—	$32	$—	$—	$—	$—	$32
Multi-family real estate
Risk rating 1 to 5	$3,492	$48,439	$89,513	$46,238	$8,663	$22,715	$35	$—	$219,095
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,492	$48,439	$89,513	$46,238	$8,663	$22,715	$35	$—	$219,095
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$36,366	$34,514	$25,382	$7,308	$119	$825	$4,322	$—	$108,836
Risk rating 6	—	—	—	—	—	111	—	—	111
Risk rating 7	—	—	—	—	—	94	—	—	94
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$36,366	$34,514	$25,382	$7,308	$119	$1,030	$4,322	$—	$109,041
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$13,658	$32,774	$28,294	$12,179	$5,276	$2,537	$22,844	$—	$117,562
Risk rating 6	—	—	—	—	—	—	2,950	—	2,950
Risk rating 7	—	—	—	—	—	3	—	17	20
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$13,658	$32,774	$28,294	$12,179	$5,276	$2,540	$25,794	$17	$120,532
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural operating
Risk rating 1 to 5	$3,392	$3,201	$960	$489	$344	$2,303	$11,448	$—	$22,137
Risk rating 6	92	—	48	345	—	—	575	—	1,060
Risk rating 7	—	493	722	—	35	124	—	—	1,374
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,484	$3,694	$1,730	$834	$379	$2,427	$12,023	$—	$24,571
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$23,434	$34,176	$8,872	$2,644	$2,324	$35,201	$15,670	$—	$122,321
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	14	2,963	—	50	3,027
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$23,434	$34,176	$8,872	$2,644	$2,338	$38,164	$15,670	$50	$125,348
Current period gross charge-offs	$—	$—	$10	$—	$—	$68	$—	$—	$78
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$2,881	$—	$2,881
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,881	$—	$2,881
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$7,135	$—	$—	$7,135
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	40	—	—	40
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$7,175	$—	$—	$7,175
Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13
Other consumer
Risk rating 1 to 5	$1,763	$1,743	$872	$665	$470	$342	$557	$—	$6,412
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	7	—	—	—	18	2	1	—	28
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$1,770	$1,743	$872	$665	$488	$344	$558	$—	$6,440
Current period gross charge-offs	$—	$—	$1	$11	$2	$3	$—	$—	$17
Total loans receivable	$149,627	$317,475	$426,449	$174,328	$95,379	$210,051	$74,153	$67	$1,447,529
Total current period gross charge-offs	$—	$—	$21	$43	$2	$88	$—	$—	$154

Below is a summary of the unpaid principal balance of loans summarized by class and credit quality risk rating as of December 31, 2022:

	1 to 5	6	7	8	9	TOTAL
Commercial/Agricultural real estate:
Commercial real estate	$712,658	$5,771	$7,542	$—	$—	$725,971
Agricultural real estate	84,215	549	3,144	—	—	87,908
Multi-family real estate	208,908	—	—	—	—	208,908
Construction and land development	102,385	—	107	—	—	102,492
C&I/Agricultural operating:
Commercial and industrial	129,748	5,526	739	—	—	136,013
Agricultural operating	26,418	324	2,064	—	—	28,806
Residential mortgage:
Residential mortgage	101,730	—	3,659	—	—	105,389
Purchased HELOC loans	3,262	—	—	—	—	3,262
Consumer installment:
Originated indirect paper	10,190	—	46	—	—	10,236
Other consumer	7,132	—	18	—	—	7,150
Gross loans	$1,386,646	$12,170	$17,319	$—	$—	$1,416,135
Less:
Unearned net deferred fees and costs and loans in process						(2,585)
Unamortized discount on acquired loans						(1,766)
Allowance for loan losses						(17,939)
Loans receivable, net						$1,393,845
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

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three and nine months ended September 30, 2023:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended September 30, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,933	$1,458	$2,452	$321	$—	$23,164
Charge-offs	—	—	(54)	(3)	—	(57)
Recoveries	206	10	—	2	—	218
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(284)	(279)	235	(24)	—	(352)
ACL - Loans, at end of period	$18,855	$1,189	$2,633	$296	$—	$22,973

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Nine months ended September 30, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$14,085	$2,318	$599	$129	$808	$17,939
Cumulative effect of ASU 2016-13 adoption	4,510	(331)	1,119	216	(808)	4,706
Charge-offs	(46)	—	(78)	(30)	—	(154)
Recoveries	236	41	40	24	—	341
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	70	(839)	953	(43)	—	141
ACL - Loans, at end of period	$18,855	$1,189	$2,633	$296	$—	$22,973
Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $1,571 at September 30, 2023 and $0 at December 31, 2022, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the three and nine months ended September 30, 2023.

	September 30, 2023 and Three Months Ended	September 30, 2023 and Nine Months Ended
ACL - Unfunded Commitments - beginning of period	$1,544	$—
Cumulative effect of ASU 2016-13 adoption	—	1,537
Additions to ACL - Unfunded Commitments via provision for credit losses charged to operations	27	34
ACL - Unfunded Commitments - End of period	$1,571	$1,571

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

	September 30, 2023 and Three Months Ended	September 30, 2023 and Nine Months Ended
Provision for credit losses on:
Loans	$(352)	$141
Unfunded Commitments	27	34
Total provision for credit losses	$(325)	$175

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
Changes in the ALL by loan type for the periods presented below were as follows:

Three months ended September 30, 2022	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Loan Losses:
Beginning balance, July 1, 2022	$12,702	$1,910	$472	$143	$826	$16,053
Charge-offs	—	—	—	(9)	—	(9)
Recoveries	35	8	1	27	—	71
Provision	380	7	10	(38)	217	576
Total allowance on originated loans	13,117	1,925	483	123	1,043	16,691
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans:
Beginning balance, July 1, 2022	664	51	48	9	—	772
Charge-offs	(48)	—	—	—	—	(48)
Recoveries	—	—	2	1	—	3
Provision	49	(2)	(21)	(1)	(226)	(201)
Total allowance on other acquired loans	665	49	29	9	(226)	526
Total allowance on acquired loans	665	49	29	9	(226)	526
Ending balance, September 30, 2022	$13,782	$1,974	$512	$132	$817	$17,217

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Nine months ended September 30, 2022
Allowance for Loan Losses:
Beginning balance, January 1, 2022	$12,354	$1,959	$518	$225	$774	$15,830
Charge-offs	(157)	(310)	(35)	(32)	—	(534)
Recoveries	41	27	2	48	—	118
Provision	879	249	(2)	(118)	269	1,277
Total allowance on originated loans	$13,117	$1,925	$483	$123	$1,043	$16,691
Purchased credit impaired loans	—	—	—	—	—	—
Other acquired loans
Beginning balance, January 1, 2022	856	69	130	28	—	1,083
Charge-offs	(48)	—	(33)	(2)	—	(83)
Recoveries	—	—	27	1	—	28
Provision	(143)	(20)	(95)	(18)	(226)	(502)
Total allowance on other acquired loans	665	49	29	9	(226)	526
Total allowance on acquired loans	665	49	29	9	(226)	526
Ending balance, September 30, 2022	$13,782	$1,974	$512	$132	$817	$17,217
Allowance for Loan Losses at September 30, 2022:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$699	$—	$—	$—	$—	$699
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$13,083	$1,974	$512	$132	$817	$16,518
Loans Receivable as of September 30, 2022
Ending balance of originated loans	$982,555	$145,197	$80,664	$18,250	$—	$1,226,666
Ending balance of purchased credit-impaired loans	5,785	578	908	—	—	7,271
Ending balance of other acquired loans	110,577	15,073	20,518	294	—	146,462
Ending balance of loans	$1,098,917	$160,848	$102,090	$18,544	$—	$1,380,399
Ending balance: individually evaluated for impairment	$18,698	$4,829	$6,290	$113	$—	$29,930
Ending balance: collectively evaluated for impairment	$1,080,219	$156,019	$95,800	$18,431	$—	$1,350,469

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Loan Losses at December 31, 2022:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$519	$249	$48	$10	$—	$826
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$13,566	$2,069	$551	$119	$808	$17,113
Loans Receivable as of December 31, 2022:
Ending balance of originated loans	$1,017,529	$150,239	$88,045	$17,130	$—	$1,272,943
Ending balance of purchased credit-impaired loans	5,748	362	890	—	—	7,000
Ending balance of other acquired loans	102,002	14,218	19,716	256	—	136,192
Ending balance of loans	$1,125,279	$164,819	$108,651	$17,386	$—	$1,416,135
Ending balance: individually evaluated for impairment	$16,874	$3,292	$5,998	$755	$—	$26,919
Ending balance: collectively evaluated for impairment	$1,108,405	$161,527	$102,653	$16,631	$—	$1,389,216

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of September 30, 2023 and December 31, 2022, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
September 30, 2023
Commercial/Agricultural real estate:
Commercial real estate	$523	$—	$—	$523	$10,570	$11,093	$737,025	$748,118
Agricultural real estate	36	—	—	36	469	505	83,823	84,328
Multi-family real estate	—	—	—	—	—	—	219,095	219,095
Construction and land development	—	—	—	—	94	94	108,947	109,041
C&I/Agricultural operating:
Commercial and industrial	—	150	—	150	—	150	120,382	120,532
Agricultural operating	—	—	—	—	1,373	1,373	23,198	24,571
Residential mortgage:
Residential mortgage	1,049	221	952	2,222	923	3,145	122,203	125,348
Purchased HELOC loans	117	—	—	117	—	117	2,764	2,881
Consumer installment:
Originated indirect paper	70	—	—	70	26	96	7,079	7,175
Other consumer	36	4	19	59	1	60	6,380	6,440
Total	$1,831	$375	$971	$3,177	$13,456	$16,633	$1,430,896	$1,447,529

(Loan balances at unpaid principal balance)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
December 31, 2022
Commercial/Agricultural real estate:
Commercial real estate	$202	$88	$—	$290	$5,736	$6,026	$719,945	$725,971
Agricultural real estate	4,992	—	—	4,992	2,742	7,734	80,174	87,908
Multi-family real estate	—	—	—	—	—	—	208,908	208,908
Construction and land development	3,975	—	—	3,975	—	3,975	98,517	102,492
C&I/Agricultural operating:
Commercial and industrial	—	26	—	26	552	578	135,435	136,013
Agricultural operating	826	—	—	826	890	1,716	27,090	28,806
Residential mortgage:
Residential mortgage	767	479	236	1,482	1,253	2,735	102,654	105,389
Purchased HELOC loans	—	—	—	—	—	—	3,262	3,262
Consumer installment:
Originated indirect paper	15	—	—	15	27	42	10,194	10,236
Other consumer	39	2	10	51	4	55	7,095	7,150
Total	$10,816	$595	$246	$11,657	$11,204	$22,861	$1,393,274	$1,416,135

Nonaccrual Loans - The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated at September 30, 2023 with no allowance for credit losses and interest income that would have been recorded under the original terms of such nonaccrual loans:

September 30, 2023	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Interest Income Not Recorded for Nonaccrual loans
Commercial/Agricultural real estate:
Commercial real estate	$10,570	$10,556	$723
Agricultural real estate	469	469	70
Multi-family real estate	—	—	—
Construction and land development	94	94	1
C&I/Agricultural operating:
Commercial and industrial	—	—	—
Agricultural operating	1,373	1,373	108
Residential mortgage:
Residential mortgage	923	685	44
Purchased HELOC loans	—	—	—
Consumer installment:
Originated indirect paper	26	26	1
Other consumer	1	1	—
Total	$13,456	$13,204	$947
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
The amount of interest income recognized by the Company for the three and nine months ended September 30, 2023, due to nonaccrual loan payoffs was $420 and $505, respectively.
Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following table presents the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of September 30, 2023.

	Collateral Type
September 30, 2023	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$11,604	$—	$11,604	$11,590	$14	$13
Agricultural real estate	6,900	—	6,900	6,900	—	—
Multi-family real estate	—	—	—	—	—	—
Construction and land development	206	—	206	206	—	—
C&I/Agricultural operating:
Commercial and industrial	—	2,970	2,970	2,970	—	—
Agricultural operating	—	1,373	1,373	1,373	—	—
Residential mortgage:
Residential mortgage	3,094	—	3,094	2,722	372	80
Purchased HELOC loans	—	—	—	—	—	—
Consumer installment:
Originated indirect paper	—	40	40	40	—	—
Other consumer	—	27	27	27	—	—
Total	$21,804	$4,410	$26,214	$25,828	$386	$93
There were no outstanding commitments to borrowers experiencing financial difficulty as of September 30, 2023. There were unused lines of credit totaling $37 on loans with borrowers experiencing financial difficulties as of September 30, 2023.
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

A summary of the Company’s loans individually evaluated for impairment as of December 31, 2022 and September 30, 2022 was as follows:

				Twelve Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2022
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$9,741	$9,766	$—	$13,657	$549
C&I/Agricultural operating	2,744	2,754	—	4,467	200
Residential mortgage	5,846	5,907	—	6,304	276
Consumer installment	745	745	—	307	5
Total	$19,076	$19,172	$—	$24,735	$1,030
With An Allowance Recorded:
Commercial/Agricultural real estate	$7,108	$7,108	$519	$6,028	$273
C&I/Agricultural operating	538	538	249	273	48
Residential mortgage	91	91	48	298	65
Consumer installment	10	10	10	2	2
Total	$7,747	$7,747	$826	$6,601	$388
December 31, 2022 Totals
Commercial/Agricultural real estate	$16,849	$16,874	$519	$19,685	$822
C&I/Agricultural operating	3,282	3,292	249	4,740	248
Residential mortgage	5,937	5,998	48	6,602	341
Consumer installment	755	755	10	309	7
Total	$26,823	$26,919	$826	$31,336	$1,418

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2022
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$12,002	$12,038	$—	$12,646	$105	$14,636	$410
C&I/Agricultural operating	4,710	4,829	—	4,478	57	4,898	139
Residential mortgage	6,229	6,290	—	5,957	85	6,419	218
Consumer installment	113	113	—	138	1	198	5
Total	$23,054	$23,270	$—	$23,219	$248	$26,151	$772
With An Allowance Recorded:
Commercial/Agricultural real estate	$6,660	$6,660	$699	$6,232	$81	$5,758	$95
C&I/Agricultural operating	—	—	—	—	—	207	10
Residential mortgage	—	—	—	101	—	350	2
Consumer installment	—	—	—	—	—	1	—
Total	$6,660	$6,660	$699	$6,333	$81	$6,316	$107
September 30, 2022
Commercial/Agricultural real estate	$18,662	$18,698	$699	$18,878	$186	$20,394	$505
C&I/Agricultural operating	4,710	4,829	—	4,478	57	5,105	149
Residential mortgage	6,229	6,290	—	6,058	85	6,769	220
Consumer installment	113	113	—	138	1	199	5
Total	$29,714	$29,930	$699	$29,552	$329	$32,467	$879

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended September 30, 2023:

	Term Extension
Loan Class	Amortized Cost Basis at September 30, 2023	% of Total Class of Financing Receivables
Commercial real estate	$4,826	0.65%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2023:

Term Extension
Loan Class	Financial Effect
Commercial real estate	A weighted average of 20 months was added to the term of the loans

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the nine months ended September 30, 2023:

	Term Extension
Loan Class	Amortized Cost Basis at September 30, 2023	% of Total Class of Financing Receivables
Commercial real estate	$4,826	0.65%
Agricultural operating	$179	0.73%
Residential mortgage	$36	0.03%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at September 30, 2023	% of Total Class of Financing Receivables
Residential mortgage	$69	0.06%
Other consumer	$20	0.31%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2023:

Term Extension
Loan Class	Financial Effect
Commercial real estate	A weighted average of 20 months was added to the term of the loans
Agricultural operating	A weighted average of 3 months was added to the term of the loans
Residential mortgage	A weighted average of 17 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Residential mortgage	Payments were deferred a weighted average of 6 months
Other consumer	Payments were deferred a weighted average of 3 months

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. No loan modified during the three and nine months ended September 30, 2023 has subsequently defaulted. The following table shows the performance of such loans that have been modified during the nine months ended September 30, 2023.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$4,826	$—	$—	$—
Agricultural operating	179
Residential mortgage	105	—	—	—
Other consumer	20	—	—	—
Total	$5,130	$—	$—	$—

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

There were no loans modified in a TDR during the previous twelve months which subsequently defaulted during the three and nine months ended September 30, 2022.

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of September 30, 2023 and December 31, 2022 were $499,482 and $523,736, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $6,526 and $2,649 at September 30, 2023 and December 31, 2022, respectively.
Mortgage servicing rights activity for the three and nine month periods ended September 30, 2023 and September 30, 2022 were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended	As of and for the Nine Months Ended	As of and for the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$4,008	$4,520	$4,262	$4,727
Increase in mortgage servicing rights resulting from transfers of financial assets	86	48	138	275
Amortization during the period	(150)	(197)	(456)	(631)
Mortgage servicing rights, end of period	3,944	4,371	3,944	4,371
Valuation allowance:
Valuation allowance, beginning of period	—	—	—	(566)
Additions	—	—	—	—
Recoveries	—	—	—	566
Valuation allowance, end of period	—	—	—	—
Mortgage servicing rights, net	$3,944	$4,371	$3,944	$4,371
Fair value of mortgage servicing rights; end of period	$5,701	$5,795	$5,701	$5,795
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $321 and $346 for the three months ended September 30, 2023 and September 30, 2022, respectively. Servicing fees totaled $976 and $1,049 for the nine months ended September 30, 2023 and September 30, 2022, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at September 30, 2023, was determined using discount rates ranging from 10.125% to 13.125%. Fair value at September 30, 2022, was determined using discount rates ranging from 9% to 12%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for 1 corporate office, 4 bank branch offices, 1 former bank branch office, and 1 ATM location. Our leases have remaining lease terms ranging from approximately 0.92 to 4.75 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of September 30, 2023, we have no lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Nine Months Ended
	September 30, 2023	September 30, 2022
The components of total lease cost were as follows:
Operating lease cost	$382	$419
Variable lease cost	59	35
Total lease cost	$441	$454

The components of total lease income were as follows:
Operating lease income	$29	$26

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$409	$419
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$225	$215

	September 30, 2023	December 31, 2022
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$1,588	$1,700
Operating lease liabilities	$1,806	$1,945

Weighted average remaining lease term in years; operating leases	4.17	4.89
Weighted average discount rate; operating leases	3.18%	2.98%
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2023	$136	$11
2024	549	32
2025	534	15
2026	464	7
2027	401	—
Thereafter	141	—
Total	2,225	$65
Less: effects of discounting	(419)
Lease liability recognized	$1,806

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
Non-interest bearing demand deposits	$275,790	$284,722
Interest bearing demand deposits	336,962	371,210
Savings accounts	183,702	220,019
Money market accounts	312,689	323,435
Certificate accounts	364,092	225,334
Total deposits	$1,473,235	$1,424,720

At September 30, 2023, the scheduled maturities of certificate accounts were as follows for the year ended, except December 31, 2023, which is the three months ended:

December 31, 2023	$80,547
December 31, 2024	255,639
December 31, 2025	19,146
December 31, 2026	2,371
December 31, 2027	677
After December 31, 2027	5,712
Total	$364,092

Certificate accounts of $250 or more were $128,414 and $66,827 at September 30, 2023 and December 31, 2022, respectively.
Brokered deposits were $85,173 at September 30, 2023 and consisted of $84,163 of brokered certificate accounts and $1,010 of brokered money market accounts. Brokered Deposits were $39,841 at December 31, 2022 and consisted of $39,839 of brokered certificate accounts and $2 of brokered money market accounts.
At September 30, 2023, the scheduled maturities of brokered certificate accounts were as follows for the year ended, except December 31, 2023, which is the three months ended:

December 31, 2023	$25,706
December 31, 2024	44,334
December 31, 2025 (1)	8,634
December 31, 2028 (1)	5,489
Total	$84,163
(1) The Company can call the brokered certificate accounts maturing in the years ended December 31, 2025 and 2028, monthly beginning in March 2024.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023				December 31, 2022
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3) (4)	2023	$74,000	1.43%	5.46%	2023	$117,000	1.43%	4.31%
	2024	20,530	0.00%	1.45%	2024	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2028	15,000	3.57%	3.59%
Federal Home Loan Bank advances		$114,530				$142,530

Senior Notes (5)	2034	$18,083	6.75%	7.75%	2034	$23,250	3.00%	6.75%

Subordinated Notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(676)				(841)
Total other borrowings		$67,407				$72,409

Totals		$181,937				$214,939
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,065,913 and $984,878 at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $314,521 compared to $256,773 as of December 31, 2022.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $217,530 and $157,530, during the nine months ended September 30, 2023 and the twelve months ended December 31, 2022, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of September 30, 2023 and December 31, 2022 were 4.58% and 4.09%, respectively.
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
(b) A $5,000 line of credit, maturing August 1, 2024, that remains undrawn upon.

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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The letters of credit balances were $469,530 and $191,650 at September 30, 2023 and December 31, 2022, respectively.
Federal Reserve Borrowings
At September 30, 2023 and December 31, 2022, the Bank had the ability to borrow $22,059 and $4,118 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $23,210 and $5,421 as of September 30, 2023 and December 31, 2022, respectively. There were no Federal Reserve borrowings outstanding as of September 30, 2023 and December 31, 2022.
In March of 2023, the Bank was approved to obtain funding from the Federal Reserve’s new Bank Term Funding Program (“BTFP”). As of September 30, 2023, the Bank has not borrowed from this facility and has not pledged any collateral to this facility.
Federal Funds Purchased Lines of Credit
As of September 30, 2023, the Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70,000. As of December 31, 2022, the Bank maintained three unsecured federal funds purchased lines of credit with its banking partners which totaled $75,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of September 30, 2023 or December 31, 2022.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2023, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2023, and December 31, 2022, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2023
Total capital (to risk weighted assets)	$229,007	14.6%	$125,736	> =	8.0%	$157,170	> =	10.0%
Tier 1 capital (to risk weighted assets)	209,302	13.3%	94,302	> =	6.0%	125,736	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	209,302	13.3%	70,727	> =	4.5%	102,161	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	209,302	11.6%	72,145	> =	4.0%	90,181	> =	5.0%
As of December 31, 2022
Total capital (to risk weighted assets)	$221,361	14.2%	$124,971	> =	8.0%	$156,213	> =	10.0%
Tier 1 capital (to risk weighted assets)	203,422	13.0%	93,728	> =	6.0%	124,971	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	203,422	13.0%	70,296	> =	4.5%	101,539	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	203,422	11.5%	70,610	> =	4.0%	88,262	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2023 and December 31, 2022, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of September 30, 2023
Total capital (to risk weighted assets)	$226,800	14.4%	$125,736	> =	8.0%
Tier 1 capital (to risk weighted assets)	157,095	10.0%	94,302	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	157,095	10.0%	70,727	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	157,095	8.7%	72,145	> =	4.0%
As of December 31, 2022
Total capital (to risk weighted assets)	$218,737	14.0%	$124,971	> =	8.0%
Tier 1 capital (to risk weighted assets)	150,798	9.7%	93,728	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	150,798	9.7%	70,296	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	150,798	8.5%	70,610	> =	4.0%

NOTE 9 – STOCK-BASED COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of September 30, 2023, 290,187 restricted shares had been granted under this plan. This amount includes 11,834 shares of performance based restricted stock granted in 2019 and issued in January 2022 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2019 and ending December 31, 2021. The amount also includes 18,551 shares of performance based restricted stock granted in 2020 and issued in January 2023 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2020 and ending December 31, 2022. In addition, it includes 1,119 shares of performance based restricted stock granted in 2020 and 638 shares of performance based restricted stock granted in 2021 issued in August of 2022. Both of these issuances were approved by the Compensation Committee in accordance with plan documents and were to a former employee. As of September 30, 2023, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of September 30, 2023, there are no awarded unvested restricted shares and 54,000 awarded unexercised options remaining from the plan. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $208 and $590 for the three and nine months ended September 30, 2023, compared to $255 and $647 for the three and nine months ended September 30, 2022.

Restricted Common Stock Award

	September 30, 2023		December 31, 2022
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,626	$12.30	75,630	$11.20
Granted	50,606	12.36	43,465	13.99
Vested	(31,803)	12.19	(40,843)	12.12
Forfeited	(4,752)	11.78	(2,626)	11.04
Unvested and outstanding at end of period	89,677	$12.40	75,626	$12.30
The Company accounts for stock option-based employee compensation related to the Company’s 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock option-based employee compensation related to the 2008 plan for the three and nine month periods ended September 30, 2023 was $0 as all options have vested. The compensation cost recognized for stock option-based employee compensation related to these plans for the three and nine month period ended September 30, 2022 was $1 and $3, respectively.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
September 30, 2023
Outstanding at beginning of year	58,000	$11.51
Exercised	(3,000)	9.21
Forfeited or expired	(1,000)	13.76
Outstanding at end of period	54,000	$11.59	3.09	$2
Exercisable at end of period	54,000	$11.59	3.09	$2
December 31, 2022
Outstanding at beginning of year	65,900	$11.20
Exercised	(7,900)	8.95
Forfeited or expired	—	—
Outstanding at end of year	58,000	$11.51	3.73	$65
Exercisable at end of year	58,000	$11.51	3.73	$65
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Nine months ended September 30, 2023	Twelve months ended December 31, 2022
Intrinsic value of options exercised	$2	$38
Cash received from options exercised	$28	$71
Tax benefit realized from options exercised	$—	$—

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Investment securities:
U.S. government agency obligations	$17,318	$—	$17,318	$—
Mortgage-backed securities	69,731	—	69,731	—
Corporate debt securities	40,889	—	40,889	—
Corporate asset-backed securities	25,476	—	25,476	—
Total investment securities	153,414	—	153,414	—
Equity Investments:
Equity Investments	450	450	—	—
Equity investments measured at NAV(1)	1,983	—	—	—
Total equity investments	2,433	450	—	—
Total	$155,847	$450	$153,414	$—

December 31, 2022
Investment securities:
U.S. government agency obligations	$18,313	$—	$18,313	$—
Mortgage-backed securities	78,610	—	78,610	—
Corporate debt securities	40,251	—	40,251	—
Corporate asset backed securities	28,817	—	28,817	—
Total investment securities	165,991	—	165,991	—
Equity Investments:
Equity Investments	338	338	—	—
Equity investments measured at NAV(1)	1,456	—	—	—
Total equity investments	1,794	338	—	—
Total	$167,785	$338	$165,991	$—

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Foreclosed and repossessed assets, net	$1,046	$—	$—	$1,046
Collateral dependent loans with allowances	293	—	—	293
Mortgage servicing rights	3,944	—	—	5,701
Total	$5,283	$—	$—	$7,040
December 31, 2022
Foreclosed and repossessed assets, net	$1,271	$—	$—	$1,271
Impaired loans with allocated allowances	6,920	—	—	6,920
Mortgage servicing rights	4,262	—	—	5,665
Total	$12,453	$—	$—	$13,856
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
September 30, 2023.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
September 30, 2023
Foreclosed and repossessed assets, net	$1,046	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans with allowances	$293	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,701	Discounted cash flows	Discounted rates	10.125% - 13.125%
December 31, 2022
Foreclosed and repossessed assets, net	$1,271	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$6,920	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,665	Discounted cash flows	Discounted rates	9.5% - 12.5%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		September 30, 2023		December 31, 2022
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$32,532	$32,532	$35,363	$35,363
Other interest-bearing deposits	(Level II)	—	—	249	250
Securities available for sale “AFS”	(Level II)	153,414	153,414	165,991	165,991
Securities held to maturity “HTM”	(Level II)	92,336	68,752	96,379	76,779
Equity investments	(Level I)	450	450	338	338
Equity investments valued at NAV(1)	N/A	1,983	1,983	1,456	1,456
Other investments	(Level II)	15,109	15,109	15,834	15,834
Loans receivable, net	(Level III)	1,424,556	1,357,089	1,393,845	1,342,838
Loans held for sale - Residential mortgage	(Level I)	904	914	—	—
Loans held for sale - SBA /FSA	(Level II)	1,833	1,833	—	—
Mortgage servicing rights	(Level III)	3,944	5,701	4,262	5,665
Accrued interest receivable	(Level I)	5,936	5,936	5,285	5,285
Financial liabilities:
Deposits	(Level III)	$1,473,235	$1,470,098	$1,424,720	$1,420,871
FHLB advances	(Level II)	114,530	113,571	142,530	141,060
Other borrowings	(Level II)	67,407	59,450	72,409	72,409
Accrued interest payable	(Level I)	1,623	1,623	968	968
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
(Share count in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic
Net income attributable to common stockholders	$2,498	$3,993	$9,366	$13,065
Weighted average common shares outstanding	10,470	10,510	10,473	10,522
Basic earnings per share	$0.24	$0.38	$0.89	$1.24
Diluted
Net income attributable to common stockholders	$2,498	$3,993	$9,366	$13,065
Weighted average common shares outstanding	10,470	10,510	10,473	10,522
Add: Dilutive stock options outstanding	—	9	2	11
Average shares and dilutive potential common shares	10,470	10,519	10,475	10,533
Diluted earnings per share	$0.24	$0.38	$0.89	$1.24
Additional common stock option shares that have not been included due to their antidilutive effect	40	21	40	—

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023			September 30, 2022
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized (losses) gains on securities:
Net unrealized losses arising during the period	$(3,701)	$839	$(2,862)	$(6,868)	$1,888	$(4,980)
Other comprehensive loss	$(3,701)	$839	$(2,862)	$(6,868)	$1,888	$(4,980)

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized (losses) gains on securities:
Net unrealized losses arising during the period	$(5,373)	$1,299	$(4,074)	$(24,024)	$6,606	$(17,418)
Reclassification adjustment for gains included in net income	(12)	3	(9)	—	—	—
Other comprehensive loss	$(5,385)	$1,302	$(4,083)	$(24,024)	$6,606	$(17,418)
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2022 and the nine months ended September 30, 2023 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2022	$222	$161
Current year-to-date other comprehensive loss	(24,575)	(17,817)
Ending balance, December 31, 2022	$(24,353)	$(17,656)
Current year-to-date other comprehensive loss	(5,385)	(4,083)
Ending balance, September 30, 2023	$(29,738)	$(21,739)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2023 and September 30, 2022 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended September 30, 2023	Nine months ended September 30, 2023	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$12		Net gains (losses) on investment securities
Tax effect	—	(3)		Provision for income taxes
Total reclassifications for the period	$—	$9		Net income attributable to common stockholders

Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended September 30, 2022	Nine months ended September 30, 2022	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$—		Net gains (losses) on investment securities
Tax effect	—	—		Provision for income taxes
Total reclassifications for the period	$—	$—		Net income attributable to common stockholders

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 7, 2023 (“2022 10-K”), the matters described in “Risk Factors” in Item 1A for the quarters ended March 31, 2023 and June 30, 2023 and in Item 1A of this Form 10-Q, and the following:
•conditions in the financial markets and economic conditions generally;
•reputational risk, new legislation, regulations, or policy changes as a result of recent volatility in the banking sector;
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

GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2023, and our consolidated results of operations for the three and nine months ended September 30, 2023, compared to the same periods in the prior fiscal year for the three and nine months ended September 30, 2022. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2022 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
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

Allowance for Credit Losses - Loans - We maintain an allowance for credit losses to absorb probable and inherent losses in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated lifetime losses in our loan portfolio. In evaluating the level of the allowance for credit losses, we consider the types of loans and the amount of loans in our loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, prevailing economic conditions and other relevant factors determined by management. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on Allowances for Credit losses,” issued by the Office of the Comptroller of the Currency, Department of the Treasury, Federal Deposit Insurance Corporation, and National Credit Union Administration. We believe that the Bank’s Allowance for Credit Losses Policy conforms to all applicable regulatory requirements. However, based on periodic examinations by regulators, the amount of the allowance for credit losses recorded during a particular period may be adjusted.
Our determination of the allowance for credit losses - loans is based on (1) an individual allowance for specifically identified and evaluated loans that management has determined have unique risk characteristics. For these loans, the estimated loss is based on likelihood of default, payment history, and net realizable value of underlying collateral. Specific allocations for collateral dependent loans are based on the fair value of the underlying collateral relative to the amortized cost of the loans. For loans that are not collateral dependent, the specific allocation is based on the present value of expected future cash flows discounted at the loan’s original effective interest rate through the repayment period; and (2) a collective allowance for loans not specifically identified in (1) above. The allowance for these loans is estimated by pooling loans with a similar risk profile and calculating a collective loss rate using the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to project lifetime losses. This collectively estimated loss is adjusted for qualitative factors.
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
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2023, which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2022. The Company has monitored events and conditions since December 31, 2022, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. The Wisconsin state budget, signed July 5, 2023, and effective January 1, 2023, made originated loans in Wisconsin for business purposes up to $5 million non-taxable. This change resulted in the Company reducing its estimated future effective tax rate at which it will likely recognize its deferred tax asset arising from unrealized losses on AFS securities. As a result, the Company recorded a $1.8 million valuation allowance against this deferred tax asset in the quarter ended September 30, 2023.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three and nine-month periods ended September 30, 2023, and September 30, 2022, respectively.
Net interest income was $12.1 million and $36.6 million for the three and nine months ended September 30, 2023, respectively, compared to $14.5 million and $41.9 million for the three and nine months ended September 30, 2022, respectively. Net interest income for the three months ended September 30, 2023, decreased from the same period one year ago due to: 1) higher deposit and borrowing balances and costs and 2) a $0.3 million reduction in the accretion on purchased loans. This was partially offset by: 1) positive loan volume variance due to growth in loans outstanding and 2) increases in loan and investment yields due to both contractual repricing and higher coupons on new loans and investments in excess of portfolio yield and 3) the realization of $0.4 million of interest income due to a nonaccrual loan payoff.
The net interest margin for the three-month period ended September 30, 2023, was 2.79%, compared to 3.43% for the three-month period ended September 30, 2022. The net interest margin decrease was due to: 1) higher deposit costs due to strategic increases in deposit rates to maintain a strong deposit base and customers moving from lower cost savings and money market accounts to higher yielding certificate accounts, 2) the impact of higher short-term interest rates which increased FHLB advance and other borrowing costs, and 3) a six-basis point decrease in accretion on purchased loans. This was partially offset by: 1) increases in loan and investment yields due to contractual repricing, 2) rates on new loans and investments exceeding the portfolio as a whole, and 3) a ten-basis point increase in yield due to income realized on the payoff of a nonaccrual loan.
Net interest income for the nine months ended September 30, 2023, decreased from the same period one year ago due to: 1) higher deposit and borrowing balances and related costs, 2) $1.0 million reduction in the accretion on purchased loans, and 3) $0.3 million of lower SBA PPP accretion, as the last SBA PPP loan was repaid in second quarter 2022. This was partially offset by: 1) positive loan volume variance due to growth in loans outstanding and 2) increases in loan and investment yields due to both contractual repricing and higher coupons on new loans and investments in excess of portfolio yield.
The net interest margin for the nine-month period ended September 30, 2023, was 2.85%, compared to 3.38% for the nine-month period ended September 30, 2022. The net interest margin decrease was due to: 1) higher deposit and FHLB borrowing costs, 2) a seven-basis point decrease in accretion on purchased loans, 3) a two-basis point decrease on SBA PPP accretion, and 4) the impact of additional interest expense of the subordinated debt issued in March 2022. These decreases were partially offset by increases in loan and investment yields, due to both contractual repricing and higher coupons on new loans and investments in excess of portfolio yield.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three-month and nine-month periods ended September 30, 2023 and September 30, 2022. Non-accruing loans have been included in the table as loans carrying a zero yield.
NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended September 30, 2023 compared to the three months ended September 30, 2022:

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$21,298	$302	5.63%	$11,043	$60	2.16%
Loans	1,435,284	19,083	5.27%	1,370,897	15,937	4.61%
Interest-bearing deposits	—	—	—%	1,079	7	2.57%
Investment securities (1)	252,226	2,119	3.33%	274,868	1,768	2.57%
Other investments	15,511	268	6.85%	14,910	187	4.98%
Total interest earning assets (1)	$1,724,319	$21,772	5.01%	$1,672,797	$17,959	4.26%
Average interest-bearing liabilities:
Savings accounts	$199,279	$328	0.65%	$238,095	$211	0.35%
Demand deposits	354,073	1,863	2.09%	413,033	575	0.55%
Money market	298,098	1,889	2.51%	331,469	519	0.62%
CD’s	358,238	3,308	3.66%	160,960	376	0.93%
Total deposits	$1,209,688	$7,388	2.42%	$1,143,557	$1,681	0.58%
FHLB Advances and other borrowings	182,967	2,263	4.91%	192,338	1,821	3.76%
Total interest-bearing liabilities	$1,392,655	$9,651	2.75%	$1,335,895	$3,502	1.04%
Net interest income		$12,121			$14,457
Interest rate spread			2.26%			3.22%
Net interest margin (1)			2.79%			3.43%
Average interest earning assets to average interest-bearing liabilities			1.24			1.25
(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the quarters ended September 30, 2023, and September 30, 2022. The FTE adjustment to net interest income included in the rate calculations totaled $0 and $0 thousand for the three months ended September 30, 2023, and September 30, 2022, respectively.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$19,066	$768	5.39%	$23,727	$116	0.65%
Loans	1,420,423	54,169	5.10%	1,334,811	44,597	4.47%
Interest-bearing deposits	84	1	1.59%	1,365	22	2.15%
Investment securities (1)	261,507	6,505	3.33%	282,771	4,777	3.38%
Other investments	16,447	779	6.33%	15,044	526	4.67%
Total interest earning assets (1)	$1,717,527	$62,222	4.84%	$1,657,718	$50,038	4.04%
Average interest bearing liabilities:
Savings accounts	$208,446	$1,103	0.71%	$237,677	$442	0.25%
Demand deposits	370,235	5,047	1.82%	411,471	1,045	0.34%
Money market	298,957	4,759	2.13%	318,246	1,011	0.42%
CD’s	300,279	6,989	3.11%	169,804	1,236	0.97%
Total deposits	$1,177,917	$17,898	2.03%	$1,137,198	$3,734	0.44%
FHLB Advances and other borrowings	214,034	7,722	4.82%	181,598	4,413	3.25%
Total interest bearing liabilities	$1,391,951	$25,620	2.46%	$1,318,796	$8,147	0.83%
Net interest income		$36,602			$41,891
Interest rate spread			2.38%			3.21%
Net interest margin (1)			2.85%			3.38%
Average interest earning assets to average interest bearing liabilities			1.23			1.26

(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21.0% for the nine months ended September 30, 2023 and September 30, 2022. The FTE adjustment to net interest income included in the rate calculations totaled $0 and $1 thousand for the nine-month periods ended September 30, 2023 and September 30, 2022, respectively.

Rate/Volume Analysis. The following tables present the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: 1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant) and 2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously in the net interest income section above. For the three and nine months ended September 30, 2023, compared to the same period in 2022, the loan volume increased due to strong organic growth. The increase in certificate volumes is due to CD growth, with some of this growth moving from non-maturity deposits and to a lesser extent, brokered CD growth. Investment securities volume decreases for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, are primarily due to: 1) principal repayments and sales, net of purchases and 2) unrealized losses in the available for sale securities portfolio, partially offset by modest floating-rate purchases in the first quarter of 2023.
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended September 30, 2023 compared to the three months ended September 30, 2022.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$76	$166	$242
Loans	774	2,372	3,146
Interest-bearing deposits	(7)	—	(7)
Investment securities	(157)	508	351
Other investments	8	73	81
Total interest earning assets	694	3,119	3,813
Interest expense:
Savings accounts	(40)	157	117
Demand deposits	(95)	1,383	1,288
Money market accounts	(58)	1,428	1,370
CD’s	675	2,257	2,932
Total deposits	482	5,225	5,707
FHLB Advances and other borrowings	(93)	535	442
Total interest bearing liabilities	389	5,760	6,149
Net interest income	$305	$(2,641)	$(2,336)

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(28)	$680	$652
Loans	2,981	6,591	9,572
Interest-bearing deposits	(15)	(6)	(21)
Investment securities	(530)	2,258	1,728
Other investments	52	201	253
Total interest earning assets	2,460	9,724	12,184
Interest expense:
Savings accounts	(61)	722	661
Demand deposits	(116)	4,118	4,002
Money market accounts	(65)	3,813	3,748
CD’s	1,294	4,459	5,753
Total deposits	1,052	13,112	14,164
FHLB Advances and other borrowings	879	2,430	3,309
Total interest bearing liabilities	1,931	15,542	17,473
Net interest income	$529	$(5,818)	$(5,289)
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
Total benefit, i.e. negative provision, for credit losses for the three months ended September 30, 2023, was $0.325 million, compared to provision of $0.375 million for the three months ended September 30, 2022. The decrease in provision for credit losses was primarily due to net recoveries from the payoff of a nonaccrual agricultural loan and the impact of the payoff of two larger loans. The total provision for credit losses for the nine-month period ending September 30, 2023 was $0.175 million, compared to $0.775 million for the same period in the prior year. The current year’s provision is primarily the result of growth in the loan portfolio, which partially offset the combined positive impact of net recoveries of $0.187 million, reductions in reserves on individually evaluated loans and third quarter loan payoffs.
Continued improving economic conditions in our markets, as evidenced by unemployment rates below the national average in our two largest population centers, have resulted in improving overall economic trends for businesses, with the impact of higher interest rates and the impact of an inverted yield forecast in our third-party model of economic conditions to result in economic slowdown.
Note that in discussing ACL allocations, the entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
Management believes that the provision recorded for the current year’s three and nine-month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ACL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ACL. If there are significant charge-offs against the ACL, or we otherwise determine that the ACL is inadequate, we will need to record an additional provision in the future.

Non-interest Income. The following table reflects the various components of non-interest income for the three and nine- month periods ended September 30, 2023 and 2022, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Non-interest Income:
Service charges on deposit accounts	$491	$535	(8.22)%	$1,464	$1,505	(2.72)%
Interchange income	601	597	0.67%	1,743	1,760	(0.97)%
Loan servicing income	611	611	—%	1,679	1,912	(12.19)%
Gain on sale of loans	299	194	54.12%	1,501	1,330	12.86%
Loan fees and service charges	140	267	(47.57)%	308	500	(38.40)%
Net gains (losses) on investment securities	116	(55)	N/M	182	(167)	N/M
Other	307	323	(4.95)%	893	717	24.55%
Total non-interest income	$2,565	$2,472	3.76%	$7,770	$7,557	2.82%
Loan servicing income decreased due to reduced capitalization of mortgage servicing rights resulting from lower mortgage loan origination volume for the nine-month period ended September 30, 2023, compared to the same prior year period, along with lower mortgage servicing income due to servicing a smaller portfolio. For the three-month period ended September 30, 2023, compared to the same prior year period, lower loan servicing income was offset by higher capitalization of mortgage servicing rights.
Gain on sale of loans increased in the current three-month period ended September 30, 2023, compared to the three months ended September 30, 2022, due to modestly higher SBA gains and higher mortgage gains. For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, increased SBA gains more than offset lower mortgage gains.
Loan fees and services charges are lower for the three and nine-month periods ended September 30, 2023, compared to the same periods in 2022 due to lower customer activity.
The change in net gains (losses) on investment securities between the three and nine months ended September 30, 2023, and the three and nine months ended September 30, 2022, is primarily due to the change in valuations of equity securities and a small gain on the sale of available for sale securities in the second quarter of 2023.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and nine-month periods ended September 30, 2023 and 2022, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Non-interest Expense:
Compensation and related benefits	$5,293	$5,900	(10.29)%	$15,967	$16,887	(5.45)%
Occupancy	1,335	1,429	(6.58)%	4,117	4,137	(0.48)%
Data processing	1,536	1,382	11.14%	4,440	4,098	8.35%
Amortization of intangible assets	179	399	(55.14)%	576	1,197	(51.88)%
Mortgage servicing rights expense, net	150	197	(23.86)%	456	65	601.54%
Advertising, marketing and public relations	185	300	(38.33)%	472	762	(38.06)%
FDIC premium assessment	204	119	71.43%	608	352	72.73%
Professional services	342	382	(10.47)%	1,153	1,152	0.09%
Gains on repossessed assets, net	100	(8)	1350.00%	62	(17)	464.71%
New market tax credit depletion	—	163	N/M	—	488	N/M
Other	645	1,014	(36.39)%	2,085	2,286	(8.79)%
Total non-interest expense	$9,969	$11,277	(11.60)%	$29,936	$31,407	(4.68)%

Non-interest expense (annualized) / Average assets	2.15%	2.51%	(14.34)%	2.18%	2.38%	(8.40)%
Compensation expense for the three and nine months ended September 30, 2023, decrease from the prior year period is largely due to lower incentive compensation due to lower production volumes and lower net income.
Amortization of intangible assets for three and nine months ended September 30, 2023, decreased from the same prior year periods, as intangible assets related to certain acquisitions have been fully amortized.
Mortgage servicing rights expense, net decreased for the three months ended September 30, 2023, compared to the comparable prior year period due to lower forecasted prepayments and the impact of a lower balance of loans serviced for others. Amortization expense increased for the nine-month period ended September 30, 2023, due to the impact of a $566 thousand impairment reversal recorded in the comparable prior year period, partially offset by lower amortization due to lower forecasted prepayments and the impact of a lower balance of loans serviced for others.
Advertising, marketing and public relations expense decreased for the three and nine months ended September 30, 2023, compared to the prior year periods, due to management’s intentional decision to limit expenditures.
The FDIC insurance premium increased for the three and nine-month periods ended September 30, 2023, from the comparable prior year periods due to an increase in the FDIC assessment rate. This was partially offset by the favorable impact of increased bank capital ratios, largely due to both a $15 million capital injection following the Company’s subordinated debt issuance in March of 2022, and the impact of growth in the Bank’s retained earnings.
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
The decrease in other expenses during the three and nine months ended September 30, 2023, from the comparable prior year periods is largely related to branch closure costs incurred in the third quarter of 2022.

Income Taxes.. Income tax expenses were $2.544 million and $4.895 million for the three and nine months ended September 30, 2023, respectively, compared to $1.284 million and $4.201 million for the three and nine months ended September 30, 2022. The effective tax rate was 50.5% and 34.3% for the three and nine-month periods ended September 30, 2023, compared to 24.3% for both of the comparable prior year periods. The Wisconsin state budget, signed by Governor Evers on July 5, 2023, provides financial institutions a tax exemption on income earned on Wisconsin commercial and agricultural loans up to $5 million retroactive to January 1, 2023. This change reduces the Company’s 2023 Wisconsin state income tax rate and thus, its overall effective tax rate. The third quarter ended September 30, 2023, reflects three quarters of the related 2023 tax benefit, retroactive to January 1, 2023, as a reduction of income tax expense. This positive impact was more than offset by a one-time tax expense of $1.8 million reflecting the impact of the lower 2023 Wisconsin state tax rate on the future realization of existing net deferred tax assets. In addition, the impact of the New Market Tax Credit investment depletion, now being included in income tax expense, increased the income tax rate, while lower pre-tax income reduced current period income tax expense.
BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Our cash balances decreased $2.9 million to $32.5 million compared to $35.4 million at December 31, 2022, as we increased our interest-bearing cash deposits at the Federal Reserve by $6.8 million and cash items in process decreased $9.7 million from December 31, 2022, to September 30, 2023.
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity.
Securities available for sale, which represent the majority of our investment portfolio, were $153.4 million at September 30, 2023, compared with $166.0 million at December 31, 2022. The decrease in the available for sale portfolio is primarily due to the sale of $5.1 million of floating-rate SBA backed pass-through securities, principal repayments, and an increase in the unrealized loss of $5.3 million arising during the period, partially offset by the purchases of $11.0 million of primarily floating rate SBA backed pass-through securities.
Securities held to maturity decreased to $92.3 million at September 30, 2023, compared to $96.4 million at December 31, 2022. This decrease was due to principal repayments. The unrealized loss on the held to maturity portfolio increased by $4.0 million in the first three quarters of 2023, to $23.6 million.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
September 30, 2023
U.S. government agency obligations	$17,452	$17,318
Mortgage-backed securities	92,722	69,731
Corporate debt securities	47,153	40,889
Corporate asset-backed securities	25,825	25,476
Totals	$183,152	$153,414
December 31, 2022
U.S. government agency obligations	$18,373	$18,313
Mortgage-backed securities	97,458	78,610
Corporate debt securities	44,636	40,251
Corporate asset-backed securities	29,877	28,817
Totals	$190,344	$165,991

The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Held to maturity securities	Amortized Cost	Fair Value
September 30, 2023
Obligations of states and political subdivisions	$600	$552
Mortgage-backed securities	91,736	68,200
Totals	$92,336	$68,752
December 31, 2022
Obligations of states and political subdivisions	$600	$546
Mortgage-backed securities	95,779	76,233
Totals	$96,379	$76,779
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	September 30, 2023		December 31, 2022
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$101,098	$78,071	$112,477	$93,669
AAA	10,112	9,892	8,640	8,334
AA	24,790	24,563	24,591	23,737
A	8,200	7,379	5,700	5,133
BBB	38,952	33,509	38,936	35,118
Non-rated	—	—	—	—
Total available for sale securities	$183,152	$153,414	$190,344	$165,991
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	September 30, 2023		December 31, 2022
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$91,736	$68,200	$95,779	$76,233
AAA	—	—	—	—
AA	—	—	—	—
A	600	552	600	546
Total	$92,336	$68,752	$96,379	$76,779
At September 30, 2023, the Bank has pledged mortgage-backed securities with a carrying value of $29.5 million as collateral against a borrowing line of credit with the Federal Reserve Bank with no borrowings outstanding on this line of credit. As of September 30, 2023, the Bank has pledged U.S. Government Agency securities with a carrying value of $0.5 million and mortgage-backed securities with a carrying value of $1.9 million as collateral against specific municipal deposits. As of September 30, 2023, the Bank also has mortgage-backed securities with a carrying value of $0.7 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
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

Loans.Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $35.7 million, to $1.45 billion as of September 30, 2023, from $1.41 billion at December 31, 2022. The following table reflects the composition, of our loan portfolio at September 30, 2023, and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$750,282	51.8%	$725,971	51.5%
Agricultural real estate	84,558	5.8%	87,908	6.2%
Multi-family real estate	219,193	15.1%	208,908	14.8%
Construction and land development	109,799	7.6%	102,492	7.3%
Residential mortgage
Residential mortgage	125,939	8.7%	105,389	7.5%
Purchased HELOC loans	2,881	0.2%	3,262	0.2%
Total real estate loans	1,292,652	89.3%	1,233,930	87.5%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	121,033	8.4%	136,013	9.6%
Agricultural operating	24,552	1.7%	28,806	2.0%
Consumer installment
Originated indirect paper	7,175	0.5%	10,236	0.7%
Other consumer	6,440	0.4%	7,150	0.5%
Total C&I/Agricultural operating and Consumer installment Loans	159,200	11.0%	182,205	12.8%
Gross loans	$1,451,852	100.3%	$1,416,135	100.3%
Unearned net deferred fees and costs and loans in process	(3,048)	(0.2)%	(2,585)	(0.2)%
Unamortized discount on acquired loans	(1,275)	(0.1)%	(1,766)	(0.1)%
Total loans (net of unearned income and deferred expense)	1,447,529	100.0%	1,411,784	100.0%
Allowance for credit losses	(22,973)		(17,939)
Total loans receivable, net	$1,424,556		$1,393,845

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
In addition, various regulatory agencies periodically review the ACL. These agencies may require the Company to make additions to the ACL or may require that certain loan balances be charged off or downgraded into classified loan categories when the agencies’ evaluation differs from management’s evaluation based on their judgments of collectability from the information available to them at the time of examination.
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
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments using the modified retrospective method. This adoption resulted in a $4.7 million increase in the ACL on loans (“ACL - Loans”) and established a $1.5 million ACL on unfunded commitments (“ACL - Unfunded Commitments”). The increase in transition ACL is primarily due to the interaction of change from an incurred loss model to a lifetime loss model and the duration of our portfolio. Since transition, the ACL- Loans modestly increased $0.3 million to $23.0 million at September 30, 2023, representing 1.59% of loans receivable. The allowance for loan losses, prior to the ASU 2016-13 transition, was $17.9 million at December 31, 2022, representing 1.27% of loans receivable. The increase in the ACL - Loans, was due to a provision of $0.2 million and net recoveries. The ACL - Unfunded Commitments, established under ASU 2016-13, was $1.6 million at September 30, 2023. During the nine months ended September 30, 2023, the ACL - Unfunded Commitments increased $0.03 million due to an increase in projected loss rates.

Allowance for Credit Losses - Loans Roll Forward
(in thousands, except ratios)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$23,164	$16,825	$17,939	$16,913
Cumulative effect of ASU 2016-13 adoption	—	—	4,706	—
Loans charged off:
Commercial/Agricultural real estate	—	(48)	(46)	(205)
C&I/Agricultural operating	—	—	—	(310)
Residential mortgage	(54)	—	(78)	(68)
Consumer installment	(3)	(9)	(30)	(34)
Total loans charged off	(57)	(57)	(154)	(617)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	206	35	236	41
C&I/Agricultural operating	10	8	41	27
Residential mortgage	—	3	40	29
Consumer installment	2	28	24	49
Total recoveries of loans previously charged off:	218	74	341	146
Net loan recoveries/(charge-offs) (“NCOs”)	161	17	187	(471)
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(352)	375	141	775
ACL - Loans, at end of period	$22,973	$17,217	$22,973	$17,217
Average outstanding loan balance	$1,435,284	$1,370,897	$1,420,423	$1,334,811
Ratios:
NCOs (annualized) to average loans	(0.04)%	—%	(0.02)%	0.05%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Three months ended Septemeber 30, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,933	$1,458	$2,452	$321	$—	$23,164
Charge-offs	—	—	(54)	(3)	—	(57)
Recoveries	206	10	—	2	—	218
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(284)	(279)	235	(24)	—	(352)
ACL - Loans, at end of period	$18,855	$1,189	$2,633	$296	$—	$22,973

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Nine months ended September 30, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$14,085	$2,318	$599	$129	$808	$17,939
Cumulative effect of ASU 2016-13 adoption	4,510	(331)	1,119	216	(808)	4,706
Charge-offs	(46)	—	(78)	(30)	—	(154)
Recoveries	236	41	40	24	—	341
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	70	(839)	953	(43)	—	141
ACL - Loans, at end of period	$18,855	$1,189	$2,633	$296	$—	$22,973

Allowance for Credit Losses - Loans to Percentage
(in thousands, except ratios)

	September 30, 2023	December 31, 2022
Loans, end of period	$1,447,529	$1,411,784
ACL - Loans	$22,973	$17,939
ACL - Loans to loans, end of period	1.59%	1.27%

Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $1.571 million at September 30, 2023 and $0 at December 31, 2022, classified in other liabilities on the consolidated balance sheets.

	September 30, 2023 and Three Months Ended	September 30, 2023 and Nine Months Ended
ACL - Unfunded Commitments - beginning of period	$1,544	$—
Cumulative effect of ASU 2016-13 adoption	—	1,537
Increases to ACL - Unfunded Commitments via provision for credit losses charged to operations	27	34
ACL - Unfunded Commitments - end of period	$1,571	$1,571
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
When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than being recorded as interest income. The Company adopted ASU 2022-02 on January 1, 2023, which eliminated special accounting rules for TDRs. Prior to the elimination of the special accounting rules, TDR loans were accounted for under ASC 310-40. A TDR is typically involved granting some concession to the borrower involving a loan modification, such as modifying the payment schedule or making interest rate changes. TDR loans may have involved loans that had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	September 30, 2023 and Nine Months Then Ended (1)	December 31, 2022 and Twelve Months Then Ended (2)
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$10,570	$5,736
Agricultural real estate	469	2,742
Construction and land development	94	—
Commercial and industrial	—	552
Agricultural operating	1,373	890
Residential mortgage	923	1,253
Consumer installment	27	31
Total nonaccrual loans	$13,456	$11,204
Accruing loans past due 90 days or more	971	246
Total nonperforming loans (“NPLs”)	14,427	11,450
Other real estate owned	1,046	1,265
Other collateral owned	—	6
Total nonperforming assets (“NPAs”)	$15,473	$12,721
Average outstanding loan balance	$1,420,423	$1,351,052
Loans, end of period	$1,447,529	$1,411,784
Total assets, end of period	$1,831,087	$1,816,386
ACL - Loans, at beginning of period	$17,939	$16,913
Cumulative effect of ASU 2016-13 adoption	4,706	—
Loans charged off:
Commercial/Agricultural real estate	(46)	(205)
C&I/Agricultural operating	—	(346)
Residential mortgage	(78)	(68)
Consumer installment	(30)	(48)
Total loans charged off	(154)	(667)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	236	102
C&I/Agricultural operating	41	36
Residential mortgage	40	29
Consumer installment	24	51
Total recoveries of loans previously charged off:	341	218
Net loan recoveries/(charge-offs) (“NCOs”)	187	(449)
Additions to ACL - loans via provision for credit losses charged to operations	141	1,475
ACL - Loans, at end of period	$22,973	$17,939
Ratios:
ACL-Loans to NCOs (annualized)	(9,188.53)%	3,995.32%
NCOs (annualized) to average loans	0.02%	0.03%
ACL-Loans to total loans	1.59%	1.27%
ACL-Loans to nonaccrual loans	170.73%	160.11%
Nonaccrual loans to total loans	0.93%	0.79%
NPLs to total loans	1.00%	0.81%
NPAs to total assets	0.85%	0.70%
(1) Loan balances are stated at amortized cost.
(2) Loan balances are stated at the unpaid principal balance of the loan.

Nonaccrual Loans Roll Forward:

	Quarter Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Balance, beginning of period	$15,663	$10,410	$11,204	$10,772	$10,434
Additions	33	7,826	154	1,039	257
Charge offs	—	(23)	(49)	(37)	(4)
Transfers to OREO	(53)	(110)	(25)	—	(27)
Return to accrual status	(190)	—	(252)	—	(117)
Repurchases of government guaranteed loans	—	—	—	—	517
Payments received	(1,994)	(2,429)	(527)	(561)	(288)
Other, net	(3)	(11)	(95)	(9)	—
Balance, end of period	$13,456	$15,663	$10,410	$11,204	$10,772
Nonaccrual loans increased by $2.3 million at September 30, 2023, from $11.2 million at December 31, 2022, largely due to adding a $5.4 million hotel loan from special mention to substandard in the second quarter of 2023, partially offset by payments received, including a third quarter $1.2 million loan payoff. Nonperforming assets increased to $15.5 million or 0.85% of total assets at September 30, 2023, compared to $12.7 million, or 0.70% of total assets at December 31, 2022, due to increases in nonaccrual loans.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
Below is a summary of loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2023.

	Term Extension
Loan Class	Amortized Cost Basis at September 30, 2023	% of Total Class of Financing Receivables
Commercial real estate	$4,826	0.65%
Residential mortgage	$36	0.03%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at September 30, 2023	% of Total Class of Financing Receivables
Residential mortgage	$69	0.06%
Other consumer	$20	0.31%

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
The table below shows a summary of criticized loans, split by special mention and substandard for the past five quarters. Since September 30, 2022, a large special mention credit paid off and a $5 million relationship moved to substandard with two relationships, each totaling $9 million added in the second quarter. Substandard changes largely reflect payoffs, partially offset with the addition of a $5 million relationship in the second quarter moving from special mention.
In addition to our discussion of criticized, special mention, and substandard loans above, the following information provides further insights about our loans to certain industries. As of September 30, 2023, hotel loans totaled $94 million with a weighted average LTV of 60% and average balance of $3.9 million. Restaurant loans totaled $52 million, at September 30, 2023. The weighted-average LTV percentage on these restaurant loans was 49% and the average loan balance was $721 thousand. Approximately $39 million of restaurant loans are to franchise quick-service restaurants. At September 30, 2023, we have $41 million of office loans with a weighted average LTV of 64% and average loan balance of $552 thousand. A large percentage of the related office properties are located outside of large cities.

	(in thousands)
(Loan balance at unpaid principal balance)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Special mention loan balances	$20,043	$20,507	$6,636	$12,170	$20,178
Substandard loan balances	16,171	19,203	15,439	17,319	20,227
Criticized loans, end of period	$36,214	$39,710	$22,075	$29,489	$40,405
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
The fair market value of the Company’s MSR asset was $5.7 million at both September 30, 2023, and December 31, 2022, as a higher fair value percentage offset the lower balance of loans serviced. At September 30, 2023, and December 31, 2022, the Company did not have an MSR impairment, or related valuation allowance.
The unpaid balances of one-to-four family residential real estate loans serviced for others as of September 30, 2023, and December 31, 2022, were $449.5 million and $523.7 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at September 30, 2023, and December 31, 2022, was 1.14% and 1.08%, respectively.
Deposits. From a quarter-end perspective, deposits have grown each quarter since December 31, 2022. From March 7, 2023 to March 31, 2023, a period closely monitored for unusual withdrawal activity, balances remained stable. Total deposits increased $8.6 million during the quarter ended September 30, 2023, to $1.47 billion. During the current quarter: 1) commercial deposits grew $28.3 million, largely due to growth in non-interest-bearing checking; 2) retail deposits grew $4.6 million; 3)

brokered deposits decreased $12.2 million, primarily due to CD maturities not replaced due to organic deposit growth; and 4) public deposits declined $12.1 million from the previous quarter, due to seasonal outflows. Deposit composition changed during the third quarter, as both business and retail depositors sought higher yields on deposit accounts.
Consumer, commercial and government deposits have been stable since January 31, 2023, and since the two large coastal bank failures in early March. There are no material customer or industry deposit concentrations. A decrease in deposits during January occurred as commercial customers decreased their cash balances to support the needs of their businesses.

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Consumer deposits	$794,970	$790,404	$786,614	$805,598
Commercial deposits	429,358	401,079	391,534	405,733
Public deposits	163,734	175,869	194,683	173,548
Brokered deposits	85,173	97,330	63,962	39,841
Total deposits	$1,473,235	$1,464,682	$1,436,793	$1,424,720
At September 30, 2023 our deposit portfolio composition was 54% consumer, 29% commercial, 11% public and 6% brokered deposits. At December 31, 2022 our deposit portfolio composition was 57% consumer, 28% commercial, 12% public and 3% brokered deposits.

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Non-interest bearing demand deposits	$275,790	$261,876	$247,735	$284,722
Interest bearing demand deposits	336,962	358,226	390,730	371,210
Savings accounts	183,702	206,380	214,537	220,019
Money market accounts	312,689	288,934	309,005	323,435
Certificate accounts	364,092	349,266	274,786	225,334
Total deposits	$1,473,235	$1,464,682	$1,436,793	$1,424,720
Uninsured and uncollateralized deposits were $277.9 million, or 19% of total deposits at September 30, 2023, and $298.8 million, or 21% of total deposits, at December 31, 2022. Uninsured deposits at September 30, 2023, were $412.9 million, or 28% of total deposits, and $441.2 million, or 31% of total deposits at December 31, 2022, with the difference from the above sentence being fully secured government deposits.
On-balance sheet liquidity, collateralized new borrowing capacity and uncommitted federal funds borrowing availability totaled $604.9 million, or 218% of uninsured and uncollateralized deposits at September 30, 2023. At December 31, 2022 on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $570.0 million, or 191% of uninsured and uncollateralized deposits.

Federal Home Loan Bank (FHLB) advances and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023				December 31, 2022
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3) (4)	2023	$74,000	1.43%	5.46%	2023	$117,000	1.43%	4.31%
	2024	20,530	0.00%	1.45%	2024	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2028	15,000	3.57%	3.59%
Federal Home Loan Bank advances		$114,530				$142,530

Senior Notes (5)	2034	$18,083	6.75%	7.75%	2034	$23,250	3.00%	6.75%

Subordinated Notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(676)				(841)
Total other borrowings		$67,407				$72,409

Totals		$181,937				$214,939
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,065.9 million and $984.9 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $314.5 million compared to $256.8 million as of December 31, 2022.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $217.5 million and $157.5 million, during the nine months ended September 30, 2023 and the twelve months ended December 31, 2022, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of September 30, 2023 and December 31, 2022 were 4.58% and 4.09%, respectively.
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
FHLB advances decreased $28.0 million to $114.5 million as of September 30, 2023, compared to $142.5 million as of December 31, 2022. The decrease is a result of decreased funding needs due to increases in deposits partially offset by loan growth, as well as the Bank’s desire to manage its liquidity and increase cash on hand in response to recent events. At September 30, 2023, short-term FHLB advances consisted of $54 million maturing in October 2023. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of September 30, 2023, is approximately $314.5 million.
At September 30, 2023, and December 31, 2022, the Bank had the ability to borrow $22.1 million and $4.1 million from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $23.2 million and $5.4 million as of September 30, 2023, and December 31, 2022, respectively. There were no related Federal Reserve borrowings outstanding as of September 30, 2023, or December 31, 2022. In addition, The Bank has been approved to obtain funding from the Federal Reserve’s new Bank Term Funding Program (“BTFP”). As of September 30, 2023, the Bank has not borrowed from this facility and has not pledged any collateral to this facility.
The Bank maintains two unsecured federal funds purchased lines of credit with banking partners which total $70 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily, and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of September 30, 2023, or December 31, 2022. Additionally, we have a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
See Note 7, “Federal Home Loan Bank Advances and Other Borrowings” for more information.
At September 30, 2023, the Bank has pledged $1.066 billion of loans to secure the current FHLB outstanding advances and letters of credit and to provide the unused borrowing capacity, compared to $0.98 billion of loans pledged at December 31, 2022.
Stockholders’ Equity. Total stockholders’ equity was $165.4 million at September 30, 2023, compared to $167.1 million at December 31, 2022. The decrease in stockholder’s equity was attributable to: 1) the $4.4 million cumulative effect adjustment from the adoption of ASU 2016-13; 2) the payment of the annual cash dividend paid in February to common stockholders of $0.29 per share, or $3.0 million; and 3) an increase in the unrealized loss due to interest rates on available for sale securities of $4.1 million, net of tax. These reductions to equity were partially offset by 1) net income of $9.4 million; and 2) the $0.1 million cumulative effect adjustment from the adoption of ASU 2023-02.
On July 23, 2021, the Board of Directors adopted a share repurchase program. There were 14 thousand shares repurchased in the second quarter of 2023 and no shares repurchased during the first and third quarters of 2023. As of September 30, 2023, an additional 229 thousand shares remain available for repurchase.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At September 30, 2023, our on-balance sheet liquidity ratio decreased to 11.4% percent from 13.0% at December 31, 2022. This was largely due reductions in the AFS and HTM investment portfolios.

There are no material customers or industry deposit concentrations. A decrease in deposits during January occurred as commercial customers decreased their cash balances to support the needs of their businesses. At September 30, 2023, our deposit portfolio composition was 54% consumer, 29% commercial, 11% public and 6% brokered deposits. At December 31, 2022, our deposit portfolio composition was 57% consumer, 28% commercial, 12% public and 3% brokered deposits.
Uninsured and uncollateralized deposits were $277.9 million, or 19% of total deposits, at September 30, 2023, and $298.8 million, or 21% of total deposits, at December 31, 2022. Uninsured deposits alone at September 30, 2023, were $412.9 million, or 28% of total deposits, and $441.2 million, or 31% of total deposits at December 31, 2022, with the difference being fully secured government deposits.
On-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $604.9 million, or 218% of uninsured and uncollateralized deposits at September 30, 2023. At December 31, 2022, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $570.0 million, or 191% of uninsured and uncollateralized deposits.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $307.2 million of our $364.1 million (84%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate decreased in 2021 and early 2022. Since June of 2022, we strategically increased deposit pricing, which resulted in modest growth in certificates. Retail non-maturity interest-bearing accounts have increased at approximately the same rate as the certificate accounts, as our customers have moved to higher-yielding certificates and spent money. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. However, this is challenging in the current competitive environment.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $314.5 million available to borrow under this arrangement, supported by loan collateral as of September 30, 2023. We also had borrowing capacity of $22.1 million at the Federal Reserve Bank and have been approved to access the Bank Term Funding Program (“BTFP”) if the need should arise. The bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company has a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have formal brokered certificate lines of credit with counter parties at September 30, 2023, we believe that the Bank could access this market, which provides an additional potential source of liquidity, as evidenced by access to this market during the past four quarters. See Note 7, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Form 10-Q, for further detail.
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
Off-Balance Sheet Liabilities. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2023, the Company had approximately $260.7 million in unused loan commitments, compared to approximately $243.0 million in unused commitments as of December 31, 2022. In addition, there are $4.1 million of commitments for contributions of capital to an SBIC and an investment company at September 30, 2023. These commitments totaled $4.7 million at December 31, 2022.

Capital Resources. As of September 30, 2023, and December 31, 2022, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2023 (Unaudited)
Total capital (to risk weighted assets)	$229,007	14.6%	$125,736	> =	8.0%	$157,170	> =	10.0%
Tier 1 capital (to risk weighted assets)	209,302	13.3%	94,302	> =	6.0%	125,736	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	209,302	13.3%	70,727	> =	4.5%	102,161	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	209,302	11.6%	72,145	> =	4.0%	90,181	> =	5.0%
As of December 31, 2022 (Audited)
Total capital (to risk weighted assets)	$221,361	14.2%	$124,971	> =	8.0%	$156,213	> =	10.0%
Tier 1 capital (to risk weighted assets)	203,422	13.0%	93,728	> =	6.0%	124,971	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	203,422	13.0%	70,296	> =	4.5%	101,539	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	203,422	11.5%	70,610	> =	4.0%	88,262	> =	5.0%
At September 30, 2023, and December 31, 2022, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of September 30, 2023 (Unaudited)
Total capital (to risk weighted assets)	$226,800	14.4%	$125,736	> =	8.0%
Tier 1 capital (to risk weighted assets)	157,095	10.0%	94,302	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	157,095	10.0%	70,727	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	157,095	8.7%	72,145	> =	4.0%
As of December 31, 2022 (Audited)
Total capital (to risk weighted assets)	$218,737	14.0%	$124,971	> =	8.0%
Tier 1 capital (to risk weighted assets)	150,798	9.7%	93,728	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	150,798	9.7%	70,296	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	150,798	8.5%	70,610	> =	4.0%

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
In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest earning assets and interest-bearing liabilities. These policies are implemented by our Asset and Liability Management Committee (ALCO). The ALCO is comprised of members of the Bank’s senior management and Board of Directors. The ALCO establishes guidelines for and monitors the volume and mix of our assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The Committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk, and profitability goals for the Bank. The ALCO meets on a regularly scheduled basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the Committee recommends strategy changes, as appropriate, based on this review. The Committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a regularly scheduled basis.
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

The following table sets forth, at September 30, 2023 and December 31, 2022 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2023	At December 31, 2022

+300 bp	(2)%	0%
+200 bp	(1)%	0%
+100 bp	0%	0%
-100 bp	0%	(1)%
-200 bp	(2)%	(4)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2023, and December 31, 2022.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2023	At December 31, 2022

+300 bp	(11)%	(3)%
+200 bp	(7)%	(2)%
+100 bp	(3)%	(1)%
-100 bp	3%	1%
-200 bp	5%	2%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Note: The table above may not be indicative of future results.
The projected changes in net interest income in the rate shock scenarios is largely due to the impact of growth in short-term certificates of deposits, which reprice faster and at a higher rate than other deposit products. The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios. Actual values may differ from those projections set forth above should market conditions vary from the assumptions used in preparing the analysis. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates.
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2023, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, at reaching a level of reasonable assurance.

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
The recent failures of Silicon Valley Bank, Signature Bank, and First Republic Bank caused general uncertainty and concern regarding the banking sector, including the adequacy of liquidity. Uncertainty may be compounded by the reach and depth of media attention and its ability to disseminate concerns about these types of events. This public uncertainty and concern could potentially affect the Bank despite its relatively high percentage of deposits (81% as of September 30, 2023) that are either insured or collateralized and its on balance sheet liquidity and collateralized borrowing capacity being well in excess of the uninsured deposit balances.
These recent bank failures also prompted responses by the FDIC, the Federal Reserve and the U.S. Treasury Secretary to protect the depositors of these institutions. Congress and the federal banking agencies have begun to evaluate the events leading to the failures and have put forth varying theories, such as inadequate regulation and supervision, and a failure by the institutions to effectively manage interest rate and liquidity risks. Continued evaluation of these recent developments, or the occurrence of new bank failures, may lead to governmental initiatives intended to prevent future bank failures. The federal banking agencies may also re-evaluate applicable liquidity risk management standards. Although we cannot predict with certainty which initiatives may be pursued by legislators and regulatory agencies, or the terms and scope of any such initiatives, any of the potential changes referenced above could, among other things, subject us to additional costs, limit the types of financial services and products that the Bank may offer, and limit the future growth of the Company, any of which could materially and adversely affect the business, results of operations or financial condition of the Company.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)Issuer Purchases of Equity Securities.
On July 23, 2021, the Board of Directors adopted a share repurchase program, pursuant to which Citizens Community Bancorp, Inc. is authorized to repurchase 532,962 shares of its common stock, or approximately 5% of the outstanding shares on that date. As of the beginning of the quarter ended September 30, 2023, 229,659 shares were available for purchase under the share repurchase program. During the quarter ended September 30, 2023 no shares were repurchased under the program. As of September 30, 2023, an additional 229,659 shares remain available for repurchase under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	—	$—	—	229,659
August 1, 2023 - August 31, 2023	—	$—	—	229,659
September 1, 2023 - September 30, 2023	—	$—	—	229,659
Total	—	$—	—
Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.

Item 5.OTHER INFORMATION
Not applicable.

Item 6.EXHIBITS
(a) Exhibits

10.1	Business Note Renewal, Dated August 1, 2023, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (filed herewith).
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: November 3, 2023	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: November 3, 2023	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer