Form 10-K
period 2023-12-31
Citizens Community Bancorp Inc.
filed 2024-03-05
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price as of June 30, 2023, was approximately $80.3 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At March 5, 2024 there were 10,456,880 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-K
December 31, 2023

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
•geopolitical tensions, including current or anticipated impact of military conflicts;
•higher lending risks associated with our commercial and agricultural banking activities;
•future pandemics (including new variants of COVID-19);
•cybersecurity risks;
•adverse impacts on the regional banking industry and the business environment in which it operates;
•interest rate risk;
•lending risk;
•changes in the fair value or ratings downgrades of our securities;
•the sufficiency of allowance for credit losses;
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

In this Annual Report, the periods presented are the fiscal years ended December 31, 2023 (which we sometimes refer to in this Annual Report as “fiscal 2023”) and December 31, 2022 (which we sometimes refer to in this Annual Report as “fiscal 2022”).

PART 1
ITEM 1. BUSINESS
General
Citizens Community Bancorp, Inc. (the “Company”) is a Maryland corporation organized in 2004. The Company is a bank holding company and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and by the Federal Reserve Bank. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal N.A. (the “Bank”), and providing commercial, agricultural and consumer banking activities through the Bank. At December 31, 2023, we had approximately $1.851 billion in total assets, $1.519 billion in deposits, and $173.3 million in equity. Unless otherwise noted herein, all monetary amounts in this report, other than share, per share and capital ratio amounts, are stated in thousands.
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
On October 19, 2018, the Company completed its acquisition of United Bank for a total cash consideration of approximately $51.1 million, subject to certain post-closing purchase price adjustments and future indemnity claims. In connection with this acquisition, the Company merged United Bank with and into the Bank, with the Bank surviving the merger.
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
On January 21, 2019, the Company and F&M Merger Sub, Inc., a newly formed Minnesota corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger with F. & M. Bancorp. of Tomah, Inc., a Wisconsin corporation (“F&M”). On July 1, 2019, the Company closed on the acquisition of F&M and completed the related data systems conversion on July 14, 2019. F. & M. Investment Corp. of Tomah was a wholly owned subsidiary of the Bank that was formerly utilized by F&M to manage its municipal bond portfolio and has been dissolved.
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
Our total gross outstanding loans, before net deferred loan costs and unamortized discounts on acquired loans, as of December 31, 2023, were $1.465 billion, consisting of $1.173 billion in commercial/agricultural real estate loans, $147.4 million in C&I/agricultural operating loans, $131.9 million in residential mortgage loans and $12.7 million in consumer installment loans. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis” for further analysis of our loan portfolio.
Investment Activities
We maintain a portfolio of investments, consisting primarily of mortgage-backed securities, asset-backed securities, U.S. Government sponsored agency securities and corporate debt securities. We attempt to balance our portfolio to manage interest rate risk, regulatory requirements, and liquidity needs while providing an appropriate rate of return commensurate with the risk of the investment. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis Investment Securities” for further analysis of our investment portfolio.
Deposits and Other Sources of Funds
General. The Company’s primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans; other short- term investments; and funds provided from operations.
Deposits. We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2023, our total deposits were $1.519 billion including interest bearing deposits of $1.253 billion and non-interest bearing deposits of $0.266 billion.
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

Federal Banking Regulation
Federal banking institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable statutes and by the regulations and policies of various bank regulatory agencies, including our primary regulator, the Federal Reserve, and the Bank’s primary regulator, the OCC, as well as the FDIC, as the insurer of our deposits, and the Consumer Financial Protection Bureau (“CFPB”), as the regulator of consumer financial services and their providers. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of federal banking institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically significant financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“Regulatory Relief Act”) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. In 2022, the Company adopted a clawback policy that is consistent with Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended, and the listing standards adopted by the Nasdaq Stock Market, each of which were mandated by the Dodd-Frank Act.
The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
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
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person or group may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. The Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, the CBCA prohibits any entity from acquiring 25% (the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. The Federal Reserve Board recently issued a final rule (which became effective October 1, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of non-control that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of non-control. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily being deemed to have a controlling influence.
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
Deposit Insurance. The deposits of the Bank are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The current maximum per depositor FDIC insurance amount is $250,000. The FDIC applies a risk-based system for setting deposit insurance assessments. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In addition to deposit insurance assessments, the FDIC is authorized to collect assessments from FDIC insured depository institutions to service the outstanding obligations of Financing Corporation (FICO).
The FDIC currently defines the base for FDIC insurance assessments based on average consolidated total assets less average tangible equity.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago based on activity and membership requirements. As of December 31, 2023, the Bank had $7.3 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock.
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
At March 5, 2024, we had 214 full-time employees and 232 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.
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
Inflation may have an adverse impact on our business and on our customers. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate as of December 2023 was 3.4% measured by consumer price index. Inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.
Geopolitical tensions, including current or anticipated impact of military conflicts, could adversely affect general economic industry conditions. Geopolitical tensions may affect our earnings. Adverse economic conditions may result from a variety of factors including domestic and global economic and political developments, including civil unrest, terrorism, foreign investment restrictions, or military action, such as the armed conflict between Ukraine and Russia and corresponding sanctions imposed by the United States and other countries or the conflict in Israel and the surrounding areas, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.
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
Future pandemics (including new variants of COVID-19), could materially affect our results of operations, financial position and/or liquidity. COVID-19 presented, and any future pandemics (including new variants of COVID-19) could present, the following risks, among others: inflation; increased unemployment levels; disruptions in global supply chains and financial markets; adverse legislative or regulatory actions; operational disruptions; increased general and administrative expenses; financial market disruption; and an economic downturn. These risks could materially and adversely impact our results of operations, financial position and/or liquidity. For a further discussion of risks that can impact us as a result of financial market disruption or an economic downturn, see “Our business may be adversely affected by conditions in the financial markets and economic conditions generally.”
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
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
The impact of larger or similar-sized financial institutions encountering financial difficulties may adversely affect the Company's business, earnings and financial condition.
The Company is exposed to the risk that when a peer financial institution experiences financial difficulties, there could be an adverse impact on the regional banking industry and the business environment in which it operates. The bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California during the first and second quarters of 2023 have caused a degree of concern and uncertainty in the investor community and among bank customers generally. Uncertainty may be compounded by the reach and depth of media attention and its ability to disseminate concerns about these types of events. This public uncertainty and concern could potentially affect the Bank despite its relatively high percentage of deposits (82% as of December 31, 2023) that are either insured or collateralized and its balance sheet liquidity and collateralized borrowing capacity being well in excess of the uninsured deposit balances. While the Company does not believe that the circumstances of these three banks' failures are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry, including the Company. The Company will continue to monitor the ongoing events concerning these three banks as well as any future potential bank failures and volatility within the banking industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.
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

Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At December 31, 2023, $155.7 million of our securities, were classified as available for sale (AFS) and $91.2 million were classified as held to maturity (HTM). The estimated fair value of our AFS securities portfolio may increase or decrease depending on market conditions. Our AFS securities portfolio is comprised of fixed-rate, and to a lesser extent, floating rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our AFS securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio due to interest rate changes will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities.
We conduct a periodic review and evaluation of our securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary related to credit losses, an allowance for credit losses(“ACL”) will be established. At December 31, 2023, no ACL was established for available for sale securities or held to maturity securities. At December 31, 2023, U.S. government issued or U.S. agency issued securities were carried at $181.3 million or 73.4% of the combined AFS and HTM portfolio.
The capital that we are required to maintain for regulatory purposes is impacted by, among other factors, the securities ratings on our portfolio. Therefore, ratings downgrades on our securities may also have a material adverse effect on our risk-based regulatory capital levels.
Our allowance for credit losses - loans may be insufficient. To address risks inherent in our loan portfolio, we maintain an allowance for credit losses that represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining life of the assets. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and modifications, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating loans collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that a loan does not share similar risk characteristics with other loans. In evaluating our impaired loans, we assess repayment expectations and determine collateral values based on all information that is available to us. However, we must often make subjective decisions based on our assumption about the creditworthiness of the borrowers and the values of collateral securing these loans.
Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in our allowance for credit losses. In addition, bank regulatory agencies periodically examine our allowance for credit losses and may require an increase in the allowance or the recognition of further loan charge-offs, based on judgments different from those of our management.
If charge-offs in future periods exceed our allowance for credit losses, we will need to take additional credit loss provisions to increase our allowance for credit losses. Any additional provision for credit losses will reduce our net income or increase our net loss, which could have a direct material adverse effect on our financial condition and results of operations.
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
Our growth strategy includes selectively acquiring businesses through acquisitions of other banks, and our ability to consummate these acquisitions on economically advantageous terms acceptable to us in the future is unknown. Our growth strategy includes acquisitions of other banks that serve customers or markets we find desirable, including our acquisitions of Community Bank of Northern Wisconsin (“CBN”), WFC, United Bank and F&M. The market for acquisitions remains highly competitive, and we may be unable to find satisfactory acquisition candidates in the future that fit our acquisition and growth strategy. This competition could increase prices for potential acquisitions that we believe are attractive. Any such acquisitions could be funded through cash from operations, the issuance of equity and/or the incurrence of additional indebtedness, which amount may be material, or a combination thereof. Any acquisition could be dilutive to our earnings and stockholders’ equity per share of our common stock. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. To the extent that we are unable to find suitable acquisition candidates, an important component of our growth strategy may be lost.
Acquisition and expansion activities may disrupt our business, dilute existing stockholders and adversely affect our operating results. We acquired F&M in July 2019, United Bank in October 2018, WFC in August 2017 and CBN in May 2016. We intend to continue to evaluate potential acquisitions and expansion opportunities in the normal course of our business. Although the integration of F&M, United Bank, WFC and CBN have been successfully completed, we cannot assure you that we will be able to adequately or profitably manage the ongoing integration of any future acquisitions. Acquiring other banks or financial service companies, as well as other geographic and product expansion activities, involve various risks including:
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
The Company is a legal entity separate and distinct from the Bank. As a bank holding company, the Company is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
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
Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. We believe there are 9,047,304 shares of our common stock held by nonaffiliates as of March 5, 2024. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile, which may make it difficult for investors to resell shares at the volume, prices and times desired. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.
REGULATORY AND COMPLIANCE RISKS
A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations. The Financial Accounting Standards Board (“FASB”) adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. CECL became effective in January 2023 for smaller reporting companies such as the Company. This changed the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Banking regulators expect the new accounting standard will increase the allowance for loan losses. Any change in the allowance for loan losses will be an adjustment to retained earnings and would change the Bank’s capital levels. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
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
Federal law restricts the amount of voting stock of a bank holding company or a bank, that a person or group may acquire, without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. Under the BHCA and Federal Reserve guidance thereunder, a person or group will be presumed to control a bank holding company if they acquire a certain percentage of the bank holding company or if one or more other control factors are present. On October 1, 2020, a Federal Reserve Board final rule became effective that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of non-control that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of non-control. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily being deemed to have a controlling influence. The overall effect of the BHCA is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, stockholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other non-bank companies. Investors should be aware of these requirements when acquiring shares of our stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We maintain an information security program and governance framework that are designed to protect our information systems against operational risks related to cybersecurity.
Risk Management and Strategy
Cyber risk management is a critical component of our risk management framework. Processes for assessing, identifying, and managing material risks arising from cybersecurity threats are integrated in our policies and procedures, including our enterprise risk appetite, risk assessment, risk treatment, risk acceptance or exceptions, and third party risk management policies.
Our cybersecurity program (“Cybersecurity Program”) provides a framework for compliance with applicable cybersecurity and data protection laws. Our program is designed to ensure the security and confidentiality of customer information, protect against known or evolving threats to the security or integrity of customer records and personal information and protect against unauthorized access to or use of such information. We work with our regulators to ensure that these policies are adequately designed to appropriately safeguard personal information. We use a variety of processes and technologies to monitor for and identify cybersecurity threats, including vulnerabilities scans, endpoint and network monitoring software, and email scanning software. We also have a Cyber Incident Response Policy and detailed plans. We conduct annual cybersecurity risk assessments which drive strategic decisions. Employees are required to abide by our cybersecurity and data protection policies. We maintain a corporate cyber risk insurance policy as part of our cybersecurity risk strategy that is reviewed annually.
To date, the Company has not experienced a material cybersecurity incident.
Governance
Cybersecurity and data protection are important for the Company to maintain the trust of our customers, team members and stakeholders. Overseen by the Board of Directors and its Risk Committee, we regularly review, and as appropriate, adapt our Cybersecurity Program to an evolving landscape of emerging threats, evaluate effectiveness of key security controls, and assess cybersecurity best practices.
The Chief Information Security Officer (“CISO”) and the Chief Technology Officer (“CTO”) are key management roles responsible for assessing and managing material risks from cybersecurity threats. The CISO reports to the Risk Committee and is responsible for implementing and maintaining our enterprise cybersecurity organization. The CISO will maintain an Incident Response Plan. The CISO ensures that the Incident Response Plan is tested annually and will present testing results to the Risk Committee. The CISO and/or its delegate will share applicable threat information to ensure Board members and staff are informed on the evolving threat environment. The CISO is responsible for ensuring the Board of Directors and staff are trained annually on cybersecurity and information security awareness. Additionally, the CISO ensures staff is adequately trained on Incident Response Plan procedures. The CISO will ensure security incidents are logged and maintained. The CTO provides our Cybersecurity Program with the technical and functional resources to achieve its strategic goals and objectives, and partners and collaborates with the CISO.
The Risk Committee is responsible for overseeing the Company’s management of cybersecurity risk, including oversight into appropriate risk mitigation, strategies, processes, systems, and controls. The CISO has regular and direct communication with the Risk Committee, providing a written cybersecurity report to the Risk Committee and a written cybersecurity report and briefing to the full Board on an annual basis (more frequently as necessary), in order to inform the Risk Committee of the state of the Company’s Cybersecurity Program. These reports cover, but are not limited to, the Company’s cybersecurity posture, overall status of the Company’s compliance with the Cybersecurity Program, threat environment, material cybersecurity risks and events, Cybersecurity Program improvements and effectiveness, and other material matters related to the Cybersecurity Program.

ITEM 2. PROPERTIES
The Company leases its main administrative offices located at 2174 EastRidge Center, Eau Claire, WI 54701. At December 31, 2023, the Bank had a total of 23 full-service branch offices located in the Wisconsin cities of Altoona, Barron, Eau Claire, Ellsworth, Ettrick, La Crosse, Ladysmith, Lake Hallie, Mondovi, Osseo, Rice Lake, Spooner, Strum and
Tomah (2); and the Minnesota cities of Albert Lea, Blue Earth, Fairmont, Faribault, Mankato, Oakdale, St. Peter and Wells. Of these, the Bank owns 19 and leases the remaining 4 branch offices. Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs. For more information on our properties and equipment, see Note 5, Office Properties and Equipment of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information on our leases, see Note 7, Leases of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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
We had approximately 564 stockholders of record at March 5, 2024. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
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

Purchases of Equity Securities by the Issuer
On July 23, 2021, the Board of Directors adopted a new share repurchase program. Under this new share repurchase program, the Company may repurchase up to approximately 5% of the outstanding shares of its common stock as of July 23, 2021, or 532,962 shares, from time to time. During the quarter ended December 31, 2023, approximately 27 thousand shares were repurchased under this authorization. The table below shows information about our repurchases of our common stock during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	—	$—	—	229,659
November 1, 2023 - November 30, 2023	27,500	$11.00	27,500	202,159
December 1, 2023 - December 31, 2023	—	$—	—	202,159
Total	27,500	$11.00	27,500

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our results of operations for the year ended December 31, 2023 and December 31, 2022, and our financial position as of December 31, 2023 and December 31, 2022, respectively. The MD&A should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this Annual Report on Form 10-K for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended December 31, 2023 and December 31, 2022.
PERFORMANCE SUMMARY
The following is a summary of some of the significant factors that affected our operating results for the twelve months ended December 31, 2023, and 2022. In 2023, net interest income decreased, primarily due to the impact of higher short-term interest rates on the Bank’s liability-sensitive balance sheet, i.e., higher deposit costs, and customer account shifts to higher-cost certificates, along with increased borrowing costs, partially offset by higher yields on assets. The Company recorded $0.475 million of negative provision for credit losses in 2023, largely due to net recoveries of $0.451 million. In 2023, the allowance for credit losses (“ACL”) impact of loan growth was offset by favorable changes in overall economic factors and a modest reduction in specific ACL. A provision for loan losses of $1.475 million was recorded in 2022. Fiscal 2023’s higher interest rate and tight housing supply environment, led the Company to originate fewer mortgage loans for sale, which decreased gain on sale and income recorded in loan servicing income from the capitalization of mortgage servicing rights. Non-interest expense decreased modestly in 2023, largely due to lower compensation expense due to lower production incentives and lower net income and higher branch closing costs incurred in 2022.
When comparing year-over-year results, changes in net interest income, provision for credit losses, non-interest income and non-interest expense are primarily due to the items discussed above. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
We reported net income of $13.06 million for the twelve months ended December 31, 2023, compared to net income of $17.76 million for the twelve months ended December 31, 2022. Diluted earnings per share were $1.25 for the twelve months ended December 31, 2023, compared to $1.69 for the twelve months ended December 31, 2022. Return on average assets for the twelve months ended December 31, 2023, was 0.71%, compared to 1.00% for the twelve months ended December 31, 2022. The return on average equity was 7.87% for the twelve months ended December 31, 2023, and 10.70% for the comparable period in 2022.

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
Allowance for Credit Losses
We adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments” through a cumulative-effect adjustment on January 1, 2023. We have selected a loss estimation methodology, utilizing a third-party model. See also Notes 1 and 3 to the audited consolidated financial statements for further discussion of our adoption of ASU 2016-13.
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

Goodwill and Other Intangible Assets.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of December 31, 2023, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired, and “step two” is not considered necessary. If the carrying value of the company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill.
The Company has monitored events and conditions quarterly since December 31, 2022, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment at an interim date. The Company also performed its required annual goodwill impairment testing and determined that goodwill was not impaired as of December 31, 2023.
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
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and application of specific provisions of Federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of Federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be material to our consolidated results of operations and reported earnings. We believe that the deferred tax assets and liabilities are adequate and properly recorded in the accompanying consolidated financial statements. As of December 31, 2023, a valuation allowance related to the realizability of its deferred tax assets was necessary due to the 2023 Wisconsin budget change, which resulted in the company not realizing a future deduction on its deferred assets. In the third quarter of 2023, a valuation allowance of $1.8 million was established.

STATEMENT OF OPERATIONS ANALYSIS
Twelve months ended December 31, 2023 vs. Twelve months ended December 31, 2022
Net Interest Income. Net interest income represents the difference between the dollar amount of interest earned on interest bearing assets and the dollar amount of interest paid on interest bearing liabilities. The interest income and expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.
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
Net interest income was $48.3 million for 2023 compared to $56.4 million for 2022. The decrease, overall, is largely due to the impact of higher short-term interest rates, which with the Company’s liability sensitive balance sheet (See Market Risk Section of the MDA) resulted in (1) higher deposit costs due to customer retention strategies; (2) a deposit mix change, increasing deposit costs as customers moved from lower cost savings and money market products to higher cost certificates; (3) increased borrowing costs on FHLB advances; and (4) lower merger discount accretion of $1.2 million and lower SBA accretion of $0.3 million. These decreases to net interest income were partially offset by (1) a positive loan volume variance due to loan growth; and (2) increases in loan and investment yields due to contractual repricing; and (3) higher coupons on new loans.
The net interest margin for 2023 was 2.81% compared to 3.39% for 2022. The decrease in the net interest margin was due to the following factors: (1) higher deposit and borrowing costs, including the impact of a full year of interest expense on the subordinated debt issued in March 2022; and (2) eight basis points of lower accretion on merger discount and SBA PPP accretion. These decreases were partially offset by increases in loan and investment yields.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest earning assets on a tax-equivalent basis, rates paid on interest bearing liabilities and the resultant spread at December 31, 2023 and December 31, 2022. Non-accruing loans average balances are included in the table with the loans carrying a zero yield.

	Twelve months ended December 31, 2023			Twelve months ended December 31, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$18,469	$1,010	5.47%	$19,796	$203	1.03%
Loans receivable	1,430,035	73,577	5.15%	1,351,052	61,639	4.56%
Interest bearing deposits	63	1	1.59%	1,106	24	2.17%
Investment securities (1)	257,020	8,606	3.35%	278,056	6,767	2.43%
Other investments	16,274	1,054	6.48%	15,230	764	5.02%
Total interest earning assets (1)	$1,721,861	$84,248	4.89%	$1,665,240	$69,397	4.17%
Average interest bearing liabilities:
Savings accounts	$200,087	$1,427	0.71%	$234,755	$753	0.32%
Demand deposits	359,866	6,727	1.87%	403,289	1,881	0.47%
Money market accounts	306,020	6,976	2.28%	317,879	1,721	0.54%
CD’s	317,376	10,619	3.35%	178,726	2,074	1.16%
Total deposits	$1,183,349	$25,749	2.18%	$1,134,649	$6,429	0.57%
FHLB advances and other borrowings	208,373	10,150	4.87%	189,274	6,599	3.49%
Total interest bearing liabilities	$1,391,722	$35,899	2.58%	$1,323,923	$13,028	0.98%
Net interest income		$48,349			$56,369
Interest rate spread			2.31%			3.19%
Net interest margin (1)			2.81%			3.39%
Average interest earning assets to average interest bearing liabilities			1.24%			1.26%

(1) Fully taxable equivalent (FTE). The average yield on tax exempt securities is computed on a tax equivalent basis using a tax rate of 21% for the twelve months ended December 31, 2023 and 2022. The FTE adjustment to net interest income included in the rate calculations totaled $0 thousand and $1 thousand for the twelve month periods ended December 31, 2023 and 2022, respectively.

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

	Twelve months ended December 31, 2023 v. 2022 increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$(15)	$822	$807
Loans receivable	3,742	8,196	11,938
Interest bearing deposits	(17)	(6)	(23)
Investment securities	(546)	2,385	1,839
Other investments	55	235	290
Total interest earning assets	$3,219	$11,632	$14,851
Interest expense:
Savings accounts	$(128)	$802	$674
Demand deposits	(226)	5,072	4,846
Money market accounts	(67)	5,322	5,255
CD’s	2,179	6,366	8,545
Total deposits	1,758	17,562	19,320
FHLB advances and other borrowings	715	2,836	3,551
Total interest bearing liabilities	2,473	20,398	22,871
Net interest income	$746	$(8,766)	$(8,020)

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
Total benefit, i.e., negative provision, for credit losses for the twelve months ended December 31, 2023, was $0.475 million, compared to provision of $1.475 million for the twelve months ended December 31, 2022. The current year’s negative provision is primarily the result of net recoveries of $0.425 million in the last six months of 2023 and improving forecasted future economic conditions.
Continued improving economic conditions in our markets, as evidenced by unemployment rates below the national average in our two largest population centers, have resulted in good overall economic trends for businesses.
Note that in discussing ACL allocations, the entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
Management believes that the provision recorded for the current year’s twelve-month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ACL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ACL. If there are significant charge-offs against the ACL, or we otherwise determine that the ACL is inadequate, we will need to record an additional provision in the future.
Non-Interest Income. The following table reflects the various components of non-interest income for 2023 and 2022, respectively.

	Twelve months ended December 31,		Change from prior year
	2023	2022	2023 over 2022
Non-interest Income:
Service charges on deposit accounts	$1,949	$2,018	(3.42)%
Interchange income	2,324	2,343	(0.81)%
Loan servicing income	2,218	2,439	(9.06)%
Gain on sale of loans	1,692	1,474	14.79%
Loan fees and service charges	432	679	(36.38)%
Net gains on investment securities	459	541	(15.16)%
Other	1,176	936	25.64%
Total non-interest income	$10,250	$10,430	(1.73)%
    N/M means not meaningful
Loan servicing income decreased for the twelve-month period ended December 31, 2023, compared to the same prior year period, due to lower origination volume of loans sold resulting in lower capitalization of mortgage service rights, along with lower mortgage servicing income due to servicing a smaller portfolio.
The increase in gain on sale of loans in 2023 is due to an increase in SBA loans sold, more than offsetting lower mortgage gains.
Loan fees and services charges are lower for the twelve-month period ended December 31, 2023, compared to the same period in 2022 due to lower customer transaction activity.
The change in net gains on investment securities between the twelve months ended December 31, 2023, and the twelve months ended December 31, 2022, is primarily due to the change in valuations of equity securities and a small gain on the sale of available for sale securities in the second quarter of 2023.
Other non-interest income increased for the twelve months ended December 31, 2023, compared to the same period in 2022 due in part to higher BOLI income and certain positive one-time events.

Non-Interest Expense. The following table reflects the various components of non-interest expense for 2023 and 2022.

	Twelve months ended December 31,		% Change From prior year
	2023	2022	2023 over 2022
Non-interest Expense:
Compensation and related benefits	$21,106	$22,128	(4.62)%
Occupancy	5,431	5,490	(1.07)%
Data processing	5,951	5,453	9.13%
Amortization of intangible assets	755	1,449	(47.90)%
Mortgage servicing rights expense, net	615	222	177.03%
Advertising, marketing and public relations	734	1,017	(27.83)%
FDIC premium assessment	812	470	72.77%
Professional services	1,524	1,707	(10.72)%
(Losses) gains on repossessed assets, net	62	(395)	(115.70)%
New market tax credit depletion	—	650	N/M
Other	3,152	3,552	(11.26)%
Total non-interest expense	$40,142	$41,743	(3.84)%
Non-interest expense (annualized) / Average assets	2.19%	2.32%

Compensation expense decreased in 2023 largely due to lower incentive compensation due to lower production volumes and lower net income.
Amortization of intangible assets decreased for the twelve months ended December 31,2023, from the same prior year period, as intangible assets related to certain acquisitions have been fully amortized.
Mortgage servicing rights expense, net increased for the twelve months ended December 31, 2023, compared to the comparable prior year period due to the impact of a $566 thousand impairment reversal recorded in the comparable prior year period, partially offset by lower amortization due to lower forecasted prepayments and the impact of a lower balance of loans serviced for others.
Advertising, marketing and public relations expense decreased for the twelve months ended December 31, 2023, compared to the prior year period, due to management’s intentional decision to limit expenditures.
The FDIC insurance premium increased for the twelve-month period ended December 31, 2023, from the comparable prior year period due to an increase in the FDIC assessment rate. This was partially offset by the favorable impact of increased bank capital ratios, largely due to both a $15 million capital injection following the Company’s subordinated debt issuance in March of 2022, and the impact of growth in the Bank’s retained earnings.
In the first quarter of 2022, the Bank invested $4.1 million in a New Market Tax Credit. Based on the applicable accounting guidance at the time of investment, the related non-tax-deductible asset depletion would have occurred over a 5-year period in lockstep with the recognition of the tax credit. In March of 2023, FASB issued ASU 2023-02, which allows for proportional amortization of tax credit investments that meet certain criteria. We determined that our New Market Tax Credit investment met the criteria of ASU 2023-02 and chose to early adopt, using the modified retrospective approach as of January 1, 2023. Under ASU 2023-02, the amortization of the investment is now included in income tax expense.
The decrease in other expenses during the twelve months ended December 31, 2023, from the comparable prior year period, is largely related to branch closure costs incurred in 2022 of $1.0 million compared to $0.4 million in 2023.
Income Taxes. Income tax provision was $5.9 million in 2023 compared to $5.8 million for 2022. The 2023 effective tax rate was 31.0% compared to 24.7% in 2022. The Wisconsin state budget, signed by Governor Evers on July 5, 2023, provides financial institutions a tax exemption on income earned on Wisconsin commercial and agricultural loans up to $5 million retroactive to January 1, 2023. This change reduced the Company’s 2023 Wisconsin state income tax rate and thus, its overall effective tax rate. However, this benefit was offset by a one-time tax expense of $1.8 million reflecting the impact of the lower

2023 Wisconsin state tax rate on the future realization of existing net deferred tax assets, with the charge creating a Wisconsin state tax valuation allowance. In addition, the impact of the New Market Tax Credit investment depletion, now being included in income tax expense, increased the income tax rate, while lower pre-tax income reduced current period income tax expense.
Income tax expense recorded in the accompanying Consolidated Statements of Operations involves interpretation and application of certain accounting pronouncements and federal and state tax codes and is, therefore, considered a critical accounting policy. We undergo examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or the amount of the valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. As noted above, a Wisconsin income tax valuation allowance was created due to the Wisconsin budget law change, resulting in reduction of the realization of Wisconsin deferred tax assets.

BALANCE SHEET ANALYSIS
Total assets increased by $35.0 million to $1.85 billion at December 31, 2023, from $1.82 billion at December 31, 2022.
Cash and Cash Equivalents. Cash and cash equivalents increased from $35.4 million at December 31, 2022, to $37.1 million at December 31, 2023, largely due to an increase in interest-bearing balances.
Investment Securities. We manage our securities portfolio to provide liquidity, in an effort to improve interest rate risk, and enhance income. Our investment portfolio is comprised of securities available for sale (“AFS”) and securities held to maturity (“HTM”).
Securities AFS (recorded at fair value), which represent the majority of our investment portfolio, decreased to $155.7 million at December 31, 2023, compared with $166.0 million at December 31, 2022. This decrease is due to principal repayments, maturities and $5 million of SBA floating-rate securities sales. These reductions were partially offset by purchases of $8 million of SBA floating-rate securities.
Securities held to maturity decreased to $91.2 million at December 31, 2023, compared to $96.4 million at December 31, 2022. The decrease was largely due to principal repayments. The unrealized loss on the held to maturity portfolio decreased by $1.6 million during the year to $18.0 million at December 31, 2023.
The amortized cost and market values of our investment securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
December 31, 2023
U.S. government agency obligations	$16,655	$16,576
Mortgage-backed securities	91,091	73,480
Corporate debt securities	47,158	41,174
Asset-backed securities	24,840	24,513
Total available for sale securities	$179,744	$155,743

December 31, 2022
U.S. government agency obligations	$18,373	$18,313
Mortgage-backed securities	97,458	78,610
Corporate debt securities	44,636	40,251
Asset-backed securities	29,877	28,817
Total available for sale securities	$190,344	$165,991

Held to maturity securities	Amortized Cost	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$600	$565
Mortgage-backed securities	90,629	72,697
Total held to maturity securities	$91,229	$73,262

December 31, 2022
Obligations of states and political subdivisions	$600	$546
Mortgage-backed securities	95,779	76,233
Total held to maturity securities	$96,379	$76,779

The amortized cost and fair values of our investment securities by maturity, as of December 31, 2023 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	13,986	13,703
Due after five years through ten years	45,549	39,701
Due after ten years	29,118	28,859
Total securities with contractual maturities	88,653	82,263
Mortgage-backed securities	91,091	73,480
Total available for sale securities	$179,744	$155,743

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$100
Due after one year through five years	500	465
Due after five years through ten years	—	—
Total securities with contractual maturities	600	565
Mortgage-backed securities	90,629	72,697
Total held to maturity securities	$91,229	$73,262
The amortized cost and fair values of our investment securities by maturity, as of December 31, 2022 were as follows:

Available for sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	8,525	8,184
Due after five years through ten years	45,622	41,427
Due after ten years	38,739	37,770
Total securities with contractual maturities	92,886	87,381
Mortgage-backed securities	97,458	78,610
Total available for sale securities	$190,344	$165,991

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due after one year through five years	$450	$415
Due after five years through ten years	150	131
Total securities with contractual maturities	600	546
Mortgage-backed securities	95,779	76,233
Total held to maturity securities	$96,379	$76,779

The following tables show the fair value and gross unrealized losses of securities with unrealized losses, as of the dates indicated below, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. government agency obligations	$3,776	$5	$3,627	$151	$7,403	$156
Mortgage-backed securities	—	—	73,476	17,611	73,476	17,611
Corporate debt securities	3,350	76	35,916	5,914	39,266	5,990
Asset-backed securities	3,348	22	20,008	317	23,356	339
Total available for sale securities	$10,474	$103	$133,027	$23,993	$143,501	$24,096

December 31, 2022
U.S. government agency obligations	$3,169	$138	$1,138	$95	$4,307	$233
Mortgage-backed securities	9,654	896	68,907	17,952	78,561	18,848
Corporate debt securities	21,547	1,688	18,704	2,697	40,251	4,385
Asset-backed securities	7,955	221	20,862	839	28,817	1,060
Total available for sale securities	$42,325	$2,943	$109,611	$21,583	$151,936	$24,526

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Obligations of states and political subdivisions	$—	$—	$565	$35	$565	$35
Mortgage-backed securities	—	—	72,507	17,938	72,507	17,938
Total held to maturity securities	$—	$—	$73,072	$17,973	$73,072	$17,973

December 31, 2022
Obligations of states and political subdivisions	$—	$—	$546	$54	$546	$54
Mortgage-backed securities	16,627	2,416	59,367	17,137	75,994	19,553
Total held to maturity securities	$16,627	$2,416	$59,913	$17,191	$76,540	$19,607

Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not, the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

The composition of our investment securities portfolio by credit rating as of the periods indicated below was as follows:

	December 31,		December 31,
	2023		2022
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$98,977	$81,351	$112,477	$93,669
AAA	9,695	9,508	8,640	8,334
AA	23,913	23,709	24,591	23,737
A	8,200	7,292	5,700	5,133
BBB	38,959	33,883	38,936	35,118
Non-rated	—	—	—	—
Total available for sale securities	$179,744	$155,743	$190,344	$165,991

	December 31,		December 31,
	2023		2022
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$90,629	$72,697	$95,779	$76,233
AAA	—	—	—	—
AA	—	—	—	—
A	600	565	600	546
Total	$91,229	$73,262	$96,379	$76,779
At December 31, 2023, the Bank pledged certain of its mortgage-backed securities with a carrying value of $29.2 million as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2023, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2023, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.5 million and mortgage-backed securities with a carrying value of $1.9 million as collateral against specific municipal deposits. As of December 31, 2023, the Bank also has mortgage-backed securities with a carrying value of $0.2 million and U.S. Government Agencies with a carrying value of $0.4 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
Loans. Total loans outstanding, net of deferred loan fees and costs, increased to $1.46 billion at December 31, 2023, from $1.42 billion at December 31, 2022.
Gross loan growth consisted largely of $24.6 million in commercial real estate loans, $19.2 million of multi-family real estate loans, $8.4 million in construction and land development loans and residential mortgage loan growth of $23.6 million. The growth in these portfolios exceeded the reduction in the remaining loan portfolios of $27.1 million.

The following table reflects the composition, or mix, of our loan portfolio at December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial/Agricultural real estate:
Commercial real estate	$750,531	51.4%	$725,971	51.5%
Agricultural real estate	83,350	5.7%	87,908	6.2%
Multi-family real estate	228,095	15.6%	208,908	14.8%
Construction and land development	110,941	7.6%	102,492	7.3%
Residential mortgage:
Residential mortgage	129,021	8.8%	105,389	7.5%
Purchased HELOC loans	2,880	0.2%	3,262	0.2%
Total real estate loans	1,304,818	89.3%	1,233,930	87.5%
C&I/Agricultural operating and Consumer installment loans:
C&I/Agricultural operating:
Commercial and industrial ("C&I")	121,666	8.3%	136,013	9.6%
Agricultural operating	25,691	1.8%	28,806	2.0%
Consumer installment:
Originated indirect paper	6,535	0.5%	10,236	0.7%
Other consumer	6,187	0.4%	7,150	0.5%
Total C&I/Agricultural operating and Consumer installment loans	160,079	11.0%	182,205	12.8%
Gross loans	1,464,897	100.3%	1,416,135	100.3%
Unearned net deferred fees and costs and loans in process	(2,900)	(0.2)%	(2,585)	(0.2)%
Unamortized discount on acquired loans	(1,205)	(0.1)%	(1,766)	(0.1)%
Total loans (net of unearned income and deferred expense)	1,460,792	100.0%	1,411,784	100.0%
Allowance for credit losses	(22,908)		(17,939)
Total loans receivable, net	$1,437,884		$1,393,845

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. As illustrated above, at December 31, 2023, the largest loan concentration we identified was commercial real estate loans which comprised 51% of our total loan portfolio. Approximately 89% of our total gross loans are secured by real estate.

The following table sets forth, as of December 31, 2023 and December 31, 2022 respectively the fixed and adjustable-rate loans in our loan portfolio:

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate loans:
Commercial/Agricultural real estate	$457,931	31.3%	$433,988	30.8%
Residential mortgage	44,740	3.1%	51,558	3.6%
Total fixed rate real estate loans	502,671	34.4%	485,546	34.4%
Non-real estate loans:
C&I/Agricultural Operating	116,193	7.9%	128,068	9.0%
Consumer installment	12,722	0.9%	17,369	1.2%
Total fixed rate non-real estate loans	128,915	8.8%	145,437	10.2%
Total fixed rate loans	631,586	43.2%	630,983	44.6%
Adjustable-rate loans:
Real estate loans:
Commercial/Agricultural real estate	714,986	49.0%	691,290	49.0%
Residential mortgage	87,160	6.0%	57,094	4.1%
Total adjustable-rate real estate loans	802,146	55.0%	748,384	53.1%
Non-real estate loans:
C&I/Agricultural operating	31,164	2.1%	36,752	2.6%
Consumer installment	1	—%	16	—%
Total adjustable-rate non-real estate loans	31,165	2.1%	36,768	2.6%
Total adjustable-rate loans	833,311	57.1%	785,152	55.7%
Gross loans	1,464,897		1,416,135
Unearned net deferred fees and costs and loans in process	(2,900)	(0.2)%	(2,585)	(0.2)%
Unamortized discount on acquired loans	(1,205)	(0.1)%	(1,766)	(0.1)%
Total loans (net of unearned income)	1,460,792	100.0%	1,411,784	100.0%
Allowance for credit losses	(22,908)		(17,939)
Total loans receivable, net	$1,437,884		$1,393,845

Loan amounts, their contractual maturities and weighted average interest rates at December 31, 2023 are shown below.

	Real estate				Non-real estate
	Commercial/Agricultural real estate		Residential mortgage		C&I/Agricultural operating		Consumer installment		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less (1)	$80,068	5.61%	$1,107	5.43%	$41,603	8.29%	$784	7.86%	$123,562	5.72%
Due after one year through five years	310,377	4.87%	7,587	5.33%	50,929	5.16%	7,817	6.21%	376,710	4.94%
Due after five years	782,472	5.01%	123,207	5.68%	54,825	6.73%	4,121	5.95%	964,625	4.90%
	$1,172,917	5.01%	$131,901	5.66%	$147,357	6.63%	$12,722	6.23%	$1,464,897	4.98%
(1)Includes loans having no stated maturity and overdraft loans.
Loan amounts, their contractual maturities and weighted average interest rates at December 31, 2022 are shown below.

	Real estate				Non-real estate
	Commercial/Agricultural real estate		Residential mortgage		C&I/Agricultural operating		Consumer installment		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less (1)	$80,481	5.93%	$2,199	5.10%	$56,915	7.91%	$760	7.41%	$140,355	6.73%
Due after one year through five years	281,561	4.28%	6,820	5.15%	46,279	4.57%	8,859	5.91%	343,519	4.38%
Due after five years	763,237	4.47%	99,632	5.08%	61,625	5.66%	7,767	5.41%	932,261	4.62%
	$1,125,279	4.53%	$108,651	5.08%	$164,819	6.13%	$17,386	5.76%	$1,416,135	4.77%
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

Risk Management and the Allowance for Credit Losses - Loans. The Allowance for Credit Losses - Loans (“ACL”) is a valuation allowance for expected future credit losses in the Company’s loan portfolio as of the balance sheet date. In determining the allowance, the Company estimates credit losses over the loan’s entire contractual term, adjusted for expected prepayments when appropriate. The allowance estimate considers qualitative and quantitative relevant information from internal and external sources relating to historical loss experience; known and inherent risks in our portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; reasonable and supportable forecasts for future conditions; and other relevant factors determined by management. To ensure that the ACL is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance. The entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
The determination of the ACL requires significant judgement to estimate credit losses. The ACL is measured collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that the loan does not share similar risk characteristics with other loans. The ACL on loans collectively evaluated is measured using the loss rate model. The Company categorizes its loan portfolio into four segments based on similar risk characteristics. Loans within each segment are pooled based on individual loan characteristics. Aggregated risk drivers are then calculated at a pool level. Risk drivers are identified attributes that have proven to be predictive of loan loss rates and vary based on loan segment and type. A loss rate is calculated and applied to the pool utilizing a model that combines the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to projected lifetime losses. The loss rate is then combined with the loan’s balance and contractual maturity, adjusted for expected prepayments, to determine expected future losses. Future and supportable economic forecasts are based on national economic conditions and their reversion to the mean is implicit in the model and generally occurs over a period of two years.
Qualitative adjustments are made to the allowance calculated on collectively evaluated loans to incorporate factors not included in the model. Qualitative factors include but are not limited to: lending policies and procedures, the experience and ability of lending and other staff, the volume and severity of problem credits, quality of the loan review system, and other external factors.
Loans that exhibit different risk characteristics from the pool are individually evaluated for impairment. Loans can be identified for individual evaluation for a variety of reasons including delinquency, nonaccrual status, risk rating and loan modification. Accruing loans that exhibit different risk characteristics from their pool may also be within scope. On these loans, an allowance may be established so that the loan is reported, net, at the lower of (a) its amortized cost; (b) the present value of the loan’s estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if the loan is collateral dependent. Collateral dependency is determined using the practical expedient when: (1) the borrower is experiencing financial difficulty; and (2) repayment is expected to be provided substantially through the sale or operation of the collateral.
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
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments using the modified retrospective method. This adoption resulted in a $4.7 million increase in the ACL on loans (“ACL - Loans”) and established a $1.5 million ACL on unfunded commitments (“ACL - Unfunded Commitments”). The increase in transition ACL is primarily due to the interaction of change from an incurred loss model to a lifetime loss model and the duration of our portfolio. Since transition, the ACL- Loans modestly increased $0.3 million to $23.0 million at December 31, 2023, representing 1.57% of loans receivable. The allowance for loan losses, prior to the ASU 2016-13 transition, was $17.9 million at December 31, 2022, representing 1.27% of loans receivable. The increase in the ACL - Loans from ACL adoption in 2023, was primarily due to net loan recoveries. The ACL - Unfunded Commitments, established under ASU 2016-13, was $1.3 million at December 31, 2023.

Allowance for Credit Losses - Loans Roll Forward
(in thousands, except ratios)

	Twelve Months Ended
	December 31, 2023	December 31, 2022
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$17,939	$16,913
Cumulative effect of ASU 2016-13 adoption	4,706	—
Loans charged off:
Commercial/Agricultural real estate	(46)	(205)
C&I/Agricultural operating	—	(346)
Residential mortgage	(78)	(68)
Consumer installment	(36)	(48)
Total loans charged off	(160)	(667)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	489	102
C&I/Agricultural operating	47	36
Residential mortgage	42	29
Consumer installment	33	51
Total recoveries of loans previously charged off:	611	218
Net loan recoveries/(charge-offs) (“NCOs”)	451	(449)
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(188)	1,475
ACL - Loans, at end of period	$22,908	$17,939
Average outstanding loan balance	$1,430,035	$1,351,052
Ratios:
NCOs (annualized) to average loans	(0.03)%	0.03%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Twelve months ended December 31, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$14,085	$2,318	$599	$129	$808	$17,939
Cumulative effect of ASU 2016-13 adoption	4,510	(331)	1,119	216	(808)	4,706
Charge-offs	(46)	—	(78)	(36)	—	(160)
Recoveries	489	47	42	33	—	611
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(254)	(929)	1,062	(67)	—	(188)
ACL - Loans, at end of period	$18,784	$1,105	$2,744	$275	$—	$22,908

Allowance for Credit Losses - Loans to Percentage
(in thousands, except ratios)

	December 31, 2023	December 31, 2022
Loans, end of period	$1,460,792	$1,411,784
ACL - Loans	$22,908	$17,939
ACL - Loans to loans, end of period	1.57%	1.27%

Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $1.250 million at December 31, 2023 and $0 at December 31, 2022, classified in other liabilities on the consolidated balance sheets.

	December 31, 2023 and Twelve Months Ended	December 31, 2022 and Twelve Months Ended
ACL - Unfunded Commitments - beginning of period	$—	$—
Cumulative effect of ASU 2016-13 adoption	1,537	—
Reversals to ACL - Unfunded Commitments via provision for credit losses charged to operations	(287)	—
ACL - Unfunded Commitments - end of period	$1,250	$—
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	December 31, 2023 and twelve months ended	December 31, 2022 and twelve months ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$10,359	$5,736
Agricultural real estate	391	2,742
Construction and land development	54	—
Commercial and industrial (“C&I”)	—	552
Agricultural operating	1,180	890
Residential mortgage	1,167	1,253
Consumer installment	33	31
Total nonaccrual loans	13,184	11,204
Accruing loans past due 90 days or more	389	246
Total nonperforming loans (“NPLs”)	13,573	11,450
Other real estate owned	1,795	1,265
Other collateral owned	—	6
Total nonperforming assets (“NPAs”)	$15,368	$12,721
Average outstanding loan balance	$1,430,035	$1,351,052
Loans, end of period	$1,460,792	$1,411,784
Total assets, end of period	$1,851,391	$1,816,386
ACL - Loans, at beginning of period	$17,939	$16,913
Cumulative effect of ASU 2016-13 adoption	4,706	—
Loans charged off:
Commercial/Agricultural real estate	(46)	(205)
C&I/Agricultural operating	—	(346)
Residential mortgage	(78)	(68)
Consumer installment	(36)	(48)
Total loans charged off	(160)	(667)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	489	102
C&I/Agricultural operating	47	36
Residential mortgage	42	29
Consumer installment	33	51
Total recoveries of loans previously charged off:	611	218
Net loan recoveries/(charge-offs) (“NCOs”)	451	(449)
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(188)	1,475
ACL - Loans, at end of period	$22,908	$17,939
Ratios:
ACL to NCOs (annualized)	(5,079.38)%	3,995.32%
NCOs (annualized) to average loans	0.03%	(0.03)%
ACL to total loans	1.57%	1.27%
NPLs to total loans	0.93%	0.81%
NPAs to total assets	0.83%	0.70%

Nonaccrual Loans Roll Forward

	Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Balance, beginning of period	$13,456	$15,663	$10,410	$11,204	$10,772
Additions	538	33	7,826	154	1,039
Charge offs	—	(53)	(23)	(49)	(37)
Transfers to OREO	(23)	—	(110)	(25)	—
Return to accrual status	—	(190)	—	(252)	—
Payments received	(781)	(1,994)	(2,429)	(527)	(561)
Other, net	(6)	(3)	(11)	(95)	(9)
Balance, end of period	$13,184	$13,456	$15,663	$10,410	$11,204
Nonaccrual loans increased by $2.0 million at December 31, 2023, from $11.2 million at December 31, 2022, largely due to adding a $5.4 million hotel loan from special mention to substandard and nonaccrual in the second quarter of 2023, partially offset by payments received, which include loan payoffs. Nonperforming assets increased to $15.4 million or 0.83% of total assets at December 31, 2023, compared to $12.7 million, or 0.70% of total assets at December 31, 2022. During 2023, the transfer of a closed branch to REO was offset by the reduction in 90+ delinquent and accruing residential loans.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
Below is a summary of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023.

	Term Extension
Loan Class	Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivables
Commercial real estate	$4,694	0.63%
Commercial and industrial	$2,200	1.82%
Residential mortgage	$35	0.03%
Other consumer	$1	0.02%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivables
Residential mortgage	$69	0.05%
Other consumer	$19	0.31%
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
The table below shows a summary of criticized loans, split by special mention and substandard balances, for the past five quarters. Criticized loans increased by $8.5 million in the twelve months ended December 31, 2023. Two new relationships, each $9 million, moved to special mention in the second quarter and a $5 million relationship moved from special mention to substandard in the second quarter. Special mention loans decreased $1.7 million in the fourth quarter, largely due to loans being upgraded and principal reductions of $2.2 million. Substandard changes from December 31, 2022, are impacted by the addition of a $5 million loan relationship in the second quarter moving from special mention and a $3.7 million loan relationship secured by single family rental homes in the Twin Cities added in the fourth quarter, partially offset by loan repayments.
In addition to our discussion of criticized, special mention, and substandard loans above, the following information provides further insights about our loans to certain industries. As of December 31, 2023, hotel loans totaled $97 million with a weighted average LTV of 55% and average balance of $3.9 million. Restaurant loans totaled $52 million, at December 31, 2023. The weighted-average LTV percentage on these restaurant loans was 48% and the average loan balance was $709 thousand. Approximately $39 million of restaurant loans are to franchise quick-service restaurants. At December 31, 2023, we have $40 million of office loans with a weighted average LTV of 64% and average loan balance of $574 thousand. A large percentage of the related office properties are located outside of large cities.

	(in thousands)
(Loan balance at unpaid principal balance)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Special mention loan balances	$18,392	$20,043	$20,507	$6,636	$12,170
Substandard loan balances	19,596	16,171	19,203	15,439	17,319
Criticized loans, end of period	$37,988	$36,214	$39,710	$22,075	$29,489
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
The amortized cost of MSR assets decreased as amortization exceeded additions due to loan sales, resulting in the unpaid balances of one-to-four family residential real estate loans serviced for others to decrease as of December 31, 2023, to $495.5 million from $523.7 million at December 31, 2022.
The fair market value of the Company’s MSR asset was $5.6 million at December 31, 2023, and $5.7 million at December 31, 2022. At December 31, 2023, and December 31, 2022, the Company did not have an MSR impairment, or related valuation allowance. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at December 31, 2023, and December 31, 2022, was 1.13% and 1.08%, respectively.
Intangible Assets. We have intangible assets of $1.7 million at December 31, 2023, compared to $2.4 million at December 31, 2022. The intangible assets were comprised of core deposit intangible assets arising from various acquisitions from 2016 through 2019. In the fourth quarter of 2022, one of the acquisition core deposits became fully amortized, leading to a reduction in amortization in 2023. Amortization of these intangibles was $0.8 million in 2023.
Foreclosed and repossessed assets. Included in foreclosed and repossessed assets, net are two closed branch locations that are being held for sale. These properties are being held at $0.9 million and $0.7 million, respectively, which represent their estimated fair market values less the anticipated costs to sell. In 2023, a loss of $0.4 million was recognized on the reclassification of the $0.7 million from property and equipment to foreclosed assets, which was recorded in other expense.
Deposits. Deposits have grown each quarter since December 31, 2022, with growth in brokered deposits accounting for the growth in the first and second quarters of 2023. From March 7, 2023, to March 31, 2023, a period closely monitored for unusual withdrawal activity, balances remained stable. Total deposits increased $94.4 million during the twelve months ended December 31, 2023, to $1.52 billion.
Deposit Composition
(in thousands)

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Non-interest bearing demand deposits	$265,704	$275,790	$261,876	$247,735	$284,722
Interest bearing demand deposits	343,276	336,962	358,226	390,730	371,210
Savings accounts	176,548	183,702	206,380	214,537	220,019
Money market accounts	374,055	312,689	288,934	309,005	323,435
Certificate accounts	359,509	364,092	349,266	274,786	225,334
Total deposits	$1,519,092	$1,473,235	$1,464,682	$1,436,793	$1,424,720
Consumer, commercial and government deposits have been stable since January 31, 2023, and following the two large coastal bank failures in early March 2023. There are no material customer or industry deposit concentrations. Deposits decreased during January 2023 as commercial customers decreased their cash balances to support the needs of their businesses with the commercial customers balances increasing from March 31, 2023.
Deposit Portfolio Composition
(in thousands)

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Consumer deposits	$814,899	$794,970	$790,404	$786,614	$805,598
Commercial deposits	423,762	429,358	401,079	391,534	405,733
Public deposits	182,172	163,734	175,869	194,683	173,548
Brokered deposits	98,259	85,173	97,330	63,962	39,841
Total deposits	$1,519,092	$1,473,235	$1,464,682	$1,436,793	$1,424,720

At December 31, 2023, our deposit portfolio composition was 54% consumer, 28% commercial, 12% public and 6% brokered deposits. At December 31, 2022, our deposit portfolio composition was 57% consumer, 28% commercial, 12% public and 3% brokered deposits.
Uninsured and uncollateralized deposits were $275.8 million, or 18% of total deposits at December 31, 2023, and $298.8 million, or 21% of total deposits at December 31, 2022. Uninsured deposits alone at December 31, 2023, were $427.5 million, or 28% of total deposits, and $441.2 million, or 31% of total deposits at December 31, 2022, with the difference being an increase in fully secured government deposits.

Federal Home Loan Bank (FHLB) advances and other borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2023 and December 31, 2022 is as follows:

	December 31, 2023				December 31, 2022
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2023	$—	—%	—%	2023	$117,000	1.43%	4.31%
	2024	64,530	0.00%	5.45%	2024	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2028	10,000	3.82%	3.82%	2028	—	—%	—%
Federal Home Loan Bank advances		$79,530				$142,530

Other borrowings:
Senior notes (5)	2034	$18,083	6.75%	7.75%	2034	$23,250	3.00%	6.75%

Subordinated notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%
		$50,000				$50,000

Unamortized debt issuance costs		(618)				(841)
Total other borrowings		$67,465				$72,409

Totals		$146,995				$214,939
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had pledged balances of $1,106,267 and $984,878 at December 31, 2023 and 2022, respectively. At December 31, 2023, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $370,569 compared to $256,773 as of December 31, 2022.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $217,530 and $157,530, during the twelve months ended December 31, 2023 and December 31, 2022, respectively.
(3) The weighted-average interest rates on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2023 and December 31, 2022 were 4.16% and 4.09%, respectively.
(4)    At December 31, 2023, one FHLB term note totaling $10,000 could be called once by the FHLB on June 15, 2024, and if not called, would mature in 2028. At December 31, 2022, no FHLB term notes could be called by the FHLB.
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
(b) A $5,000 line of credit, maturing in August 2024, that remains undrawn upon.

(6)    Subordinated notes resulted from the following:
(a) The Company’s private sale in August 2017, which bore a fixed interest rate of 6.75% for five years. In August 2022, they would have converted to a three-month LIBOR plus 4.90% rate, and the interest rate would have reset quarterly thereafter if not called. The Company sent the required redemption notice to the note holders in June 2022, and this subordinated note was called and repaid in full on August 10, 2022. The note was callable by the Bank when, and anytime after, the floating rate was initially set. Interest-only payments were due quarterly.
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
FHLB advances decreased $63.0 million to $79.5 million as of December 31, 2023, compared to $142.5 million as of December 31, 2022. The Bank had January 2024 advance maturities of $44 million and an additional $5 million of advances maturing in the first quarter of 2024. The bank entered into $15 million of five-year advances, callable once after six months, in the second quarter of 2023, which were called in the fourth quarter 2023. The Bank entered into a $10 million five-year maturity advance callable one time in June 2024. The Bank terminated $15.0 million of advances in the quarter ended March 31, 2022, incurring a $2 thousand prepayment penalty, as we reduced excess liquidity. $27.5 million of FHLB advances were called by the FHLB in each of the quarters ended June 30, 2022, and September 30, 2022. The Bank added a $5 million advance maturing in the second quarter of 2023. The Bank had $107 million of FHLB advances maturing in January 2023. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of December 31, 2023, is approximately $370.6 million.
The Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70.0 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of December 31, 2023, or December 31, 2022.
At December 31, 2023, and 2022, the Bank had the ability to borrow $22.4 million and $4.1 million from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $29.2 million and $5.4 million as of December 31, 2023, and 2022, respectively. There were no Federal Reserve borrowings outstanding as of December 31, 2023, and 2022.
Stockholders’ Equity. Total stockholders’ equity was $173.3 million at December 31, 2023, compared to $167.1 million at December 31, 2022. The increase in stockholders’ equity included the Company’s net income of $13.0 million, restricted stock amortization of $0.7 million and a decrease in the unrealized loss on available for sale securities of $0.3 million, net of tax, due to lower interest rates. These increases were offset by: (1) the $4.4 million cumulative effect adjustment from the adoption of ASU 2016-13; (2) the payment of the annual cash dividend paid in February to common stockholders of $0.29 per share, or $3.0 million; and (3) the repurchase of approximately 42 thousand shares of its common stock, which reduced equity by $0.4 million.
On July 23, 2021, the Board of Directors adopted a share repurchase program. There were 14 thousand shares repurchased in the second quarter of 2023, no shares repurchased during the first and third quarters of 2023, and 27 thousand shares repurchased during the fourth quarter. As of December 31, 2023, an additional 202 thousand shares remain available for repurchase.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At December 31, 2023, our on-balance sheet liquidity ratio decreased to 11.4% percent from 13.0% at December 31, 2022, remaining above our internal requirement of 10%. This was largely due to reductions in the AFS and HTM investment portfolios.
There are no material customers or industry deposit concentrations. At December 31, 2023, our deposit portfolio composition was 54% consumer, 28% commercial, 12% public and 6% brokered deposits. At December 31, 2022, our deposit portfolio composition was 57% consumer, 28% commercial, 12% public and 3% brokered deposits.
Uninsured and uncollateralized deposits were $275.8 million, or 18% of total deposits, at December 31, 2023, and $298.8 million, or 21% of total deposits, at December 31, 2022. Uninsured deposits alone at December 31, 2023, were $427.5 million, or 28% of total deposits, and $441.2 million, or 31% of total deposits at December 31, 2022, with the difference being an increase in fully secured government deposits.
On-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $673.6 million, or 244% of uninsured and uncollateralized deposits at December 31, 2023. At December 31, 2022, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $614.9 million, or 221% of uninsured and uncollateralized deposits.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $329.9 million of our $359.5 million (92%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate decreased in 2021 and early 2022. Since June of 2022, we strategically increased CD pricing, which resulted in growth in certificates, as customers looked to increase duration. Retail non-maturity interest-bearing accounts have decreased at approximately the same rate as the certificate accounts, as our customers have moved to higher-yielding certificates and spent money. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. However, this is challenging in the current competitive environment.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $370.6 million available to borrow under this arrangement, supported by loan collateral as of December 31, 2023. We also had borrowing capacity of $22.4 million at the Federal Reserve Bank and have been approved to access the Bank Term Funding Program (“BTFP”) if the need should arise. The Bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company has a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have formal brokered certificate lines of credit with counter parties at December 31, 2023, we believe that the Bank could access this market, which provides an additional potential source of liquidity, as evidenced by access to this market during the past four quarters. See Note 9, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.
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

Off-Balance Sheet Arrangements. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2023, the Company had approximately $210.4 million in unused loan commitments, compared to approximately $243.0 million in unused commitments as of December 31, 2022. In addition, there are $3.4 million of commitments for contributions of capital to an SBIC and an investment company at December 31, 2023. These commitments totaled $4.7 million at December 31, 2022. See Note 11, “Commitments and Contingencies”; “Financial Instruments with Off-Balance Sheet Risk” of “Notes to Consolidated Financial Statements” which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.

Capital Resources. As of the dates indicated below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for the Bank.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2023
Total capital (to risk weighted assets)	$228,092	14.6%	$124,883	> =	8.0%	$156,104	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,726	13.4%	93,662	> =	6.0%	124,883	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,726	13.4%	70,247	> =	4.5%	101,468	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,726	11.5%	72,479	> =	4.0%	90,599	> =	5.0%
As of December 31, 2022
Total capital (to risk weighted assets)	$221,361	14.2%	$124,971	> =	8.0%	$156,213	> =	10.0%
Tier 1 capital (to risk weighted assets)	203,422	13.0%	93,728	> =	6.0%	124,971	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	203,422	13.0%	70,296	> =	4.5%	101,539	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	203,422	11.5%	70,610	> =	4.0%	88,262	> =	5.0%
At December 31, 2023, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of December 31, 2023
Total capital (to risk weighted assets)	$230,160	14.7%	$124,883	> =	8.0%
Tier 1 capital (to risk weighted assets)	160,794	10.3%	93,662	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	160,794	10.3%	70,247	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	160,794	8.9%	72,479	> =	4.0%
As of December 31, 2022
Total capital (to risk weighted assets)	$218,737	14.0%	$124,971	> =	8.0%
Tier 1 capital (to risk weighted assets)	150,798	9.7%	93,728	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	150,798	9.7%	70,296	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	150,798	8.5%	70,610	> =	4.0%

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter as of the periods indicated below:
Year ended December 31, 2023:

	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Interest dividend income	$19,673	$20,777	$21,772	$22,026
Interest expense	6,878	9,091	9,651	10,279
Net interest income before provision for credit losses	12,795	11,686	12,121	11,747
Provision for credit losses	50	450	(325)	(650)
Net interest income after provision for credit losses	12,745	11,236	12,446	12,397
Non-interest income	2,292	2,913	2,565	2,480
Non-interest expense	10,121	9,846	9,969	10,206
Income before provision for income taxes	4,916	4,303	5,042	4,671
Provision for income taxes	1,254	1,097	2,544	978
Net income attributable to common stockholders	$3,662	$3,206	$2,498	$3,693
Basic earnings per share	$0.35	$0.31	$0.24	$0.35
Diluted earnings per share	$0.35	$0.31	$0.24	$0.35
Cash dividends paid	$0.29	$—	$—	$—
Year ended December 31, 2022:

	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Interest dividend income	$15,376	$16,703	$17,959	$19,359
Interest expense	2,209	2,436	3,502	4,881
Net interest income before provision for loan losses	13,167	14,267	14,457	14,478
Provision for loan losses	—	400	375	700
Net interest income after provision for loan losses	13,167	13,867	14,082	13,778
Non-interest income	2,713	2,372	2,472	2,873
Non-interest expense	9,668	10,462	11,277	10,336
Income before provision for income taxes	6,212	5,777	5,277	6,315
Provision for income taxes	1,506	1,411	1,284	1,619
Net income	$4,706	$4,366	$3,993	$4,696
Basic earnings per share	$0.45	$0.41	$0.38	$0.45
Diluted earnings per share	$0.45	$0.41	$0.38	$0.45
Cash dividends paid	$0.26	$—	$—	$—

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

The following table sets forth, at December 31, 2023 and December 31, 2022 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2023	At December 31, 2022
+300 bp	0%	0%
+200 bp	0%	0%
+100 bp	0%	0%
-100 bp	0%	(1)%
-200 bp	(2)%	(4)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at December 31, 2023, and December 31, 2022.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2023	At December 31, 2022
+300 bp	(13)%	(3)%
+200 bp	(8)%	(2)%
+100 bp	(4)%	(1)%
-100 bp	4%	1%
-200 bp	7%	2%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (Eide Bailly LLP; Phoenix, Arizona; PCAOB ID 286)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Citizens Community Bancorp, Inc. and Subsidiary
Eau Claire, Wisconsin

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company adopted the provisions of FASB Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of January 1, 2023, using the modified retrospective approach with an adjustment at the beginning of the adoption period. Our opinion is not modified with respect to this matter.

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

Allowance for Credit Losses

The Company has a gross loan portfolio of $1.5 billion and related allowance for credit losses (ACL) of $22.9 million as of December 31, 2023. As discussed in Notes 1 and 3 to the Company’s consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual life of the loan portfolio. The ACL is estimated using relevant available information relating to past events, current economic conditions, and reasonable and supportable forecasts, as well as qualitative adjustments applied on a portfolio segment basis. the qualitative adjustments are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process.

Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Obtaining an understanding of the Company’s process for establishing the ACL, including the models selected by management to estimate quantitative components of the ACL and qualitative adjustments made to the ACL. This includes the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date.

•Evaluating the design and testing the operating effectiveness of controls relating to the development and approval of the ACL methodology, management’s identification and determination of the significant assumptions used in the Probability of Default (PD) and Loss Given Default (LGD) models, controls related to the reliability and accuracy of the data used in the models, analysis of the ACL results and the management’s review and approval of the ACL.

•Evaluating the appropriateness of the model methodology used to incorporate a reasonable and supportable forecast period and reversion to historical loss rates by inspecting the model documentation and by comparing it to relevant industry practices.

•Determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices.

•Testing the completeness and accuracy of internal loan level data used as the basis for the calculation.

•Evaluating the reasonableness of forecasted economic scenarios.

•Evaluating the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data to support the adjustments and evaluated the trends in such adjustments. We evaluated information that corroborates or contradicts management’s reasonable and supportable forecast as well as identification and measurement of qualitative factors.

/s/ Eide Bailly, LLP

We have served as the Company’s auditor since 2020.

Phoenix, Arizona
March 5, 2024

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$37,138	$35,363
Other interest bearing deposits	—	249
Available for sale ("AFS") securities, at amortized cost of $179,744, net of allowance for credit losses of $0 at December 31, 2023	155,743	165,991
Held to maturity ("HTM") securities, at amortized cost, net of allowance for credit losses of $0 at December 31, 2023	91,229	96,379
Equity investments	3,284	1,794
Other investments	15,725	15,834
Loans receivable	1,460,792	1,411,784
Allowance for credit losses	(22,908)	(17,939)
Loans receivable, net	1,437,884	1,393,845
Loans held for sale	5,773	—
Mortgage servicing rights, net	3,865	4,262
Office properties and equipment, net	18,373	20,493
Accrued interest receivable	5,409	5,285
Intangible assets	1,694	2,449
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,795	1,271
Bank owned life insurance ("BOLI")	25,647	24,954
Other assets	16,334	16,719
TOTAL ASSETS	$1,851,391	$1,816,386
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,519,092	$1,424,720
Federal Home Loan Bank ("FHLB") advances	79,530	142,530
Other borrowings	67,465	72,409
Other liabilities	11,970	9,639
Total liabilities	1,678,057	1,649,298
Stockholders’ Equity:
Common stock— $0.01 par value, authorized 30,000,000; 10,440,591 and 10,425,119 shares issued and outstanding, respectively	104	104
Additional paid-in capital	119,441	119,240
Retained earnings	71,117	65,400
Accumulated other comprehensive loss	(17,328)	(17,656)
Total stockholders’ equity	173,334	167,088
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,851,391	$1,816,386
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest and dividend income:
Interest and fees on loans	$73,577	$61,639
Interest on investments	10,671	7,758
Total interest and dividend income	84,248	69,397
Interest expense:
Interest on deposits	25,749	6,429
Interest on FHLB borrowed funds	5,966	2,303
Interest on other borrowed funds	4,184	4,296
Total interest expense	35,899	13,028
Net interest income before provision for credit losses	48,349	56,369
Provision for credit losses	(475)	1,475
Net interest income after provision for credit losses	48,824	54,894
Non-interest income:
Service charges on deposit accounts	1,949	2,018
Interchange income	2,324	2,343
Loan servicing income	2,218	2,439
Gain on sale of loans	1,692	1,474
Loan fees and service charges	432	679
Net gains on investment securities	459	541
Other	1,176	936
Total non-interest income	10,250	10,430
Non-interest expense:
Compensation and related benefits	21,106	22,128
Occupancy	5,431	5,490
Data processing	5,951	5,453
Amortization of intangible assets	755	1,449
Mortgage servicing rights expense, net	615	222
Advertising, marketing and public relations	734	1,017
FDIC premium assessment	812	470
Professional services	1,524	1,707
Losses (gains) on repossessed assets, net	62	(395)
New market tax credit depletion	—	650
Other	3,152	3,552
Total non-interest expense	40,142	41,743
Income before provision for income taxes	18,932	23,581
Provision for income taxes	5,873	5,820
Net income attributable to common stockholders	$13,059	$17,761
Per share information:
Basic earnings	$1.25	$1.69
Diluted earnings	$1.25	$1.69
Cash dividends paid	$0.29	$0.26
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net income attributable to common stockholders	$13,059	$17,761
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period, net of tax	337	(17,817)
Reclassification adjustment for net gains included in net income, net of tax	(9)	—
Other comprehensive income (loss), net of tax	328	(17,817)
Comprehensive income (loss)	$13,387	$(56)
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except Shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	10,502,442	$105	$119,925	$50,675	$161	$170,866
Net income	—	—	—	17,761	—	17,761
Other comprehensive loss, net of tax	—	—	—	—	(17,817)	(17,817)
Forfeiture of unvested shares	(2,626)	—	—	—	—	—
Surrender of restricted shares of common stock	(10,730)	—	(150)	—	—	(150)
Restricted common stock awarded under the equity incentive plan	45,222	—	—	—	—	—
Restricted common stock issued upon achievement of the 2019 performance criteria	11,834	—	—	—	—	—
Common stock options exercised	7,900	—	71	—	—	71
Common stock repurchased	(128,923)	(1)	(1,469)	(294)	—	(1,764)
Stock option expense	—	—	3	—	—	3
Amortization of restricted stock	—	—	860	—	—	860
Cash dividends ($0.26 per share)	—	—	—	(2,742)	—	(2,742)
Balance, December 31, 2022	10,425,119	$104	$119,240	$65,400	$(17,656)	$167,088
Net income	—	—	—	13,059	—	13,059
Other comprehensive income, net of tax	—	—	—	—	328	328
Forfeiture of unvested shares	(4,752)	—	—	—	—	—
Surrender of restricted shares of common stock	(10,287)	—	(129)	—	—	(129)
Restricted common stock awarded under the equity incentive plan	50,606	1	—	—	—	1
Restricted common stock issued upon achievement of the 2020 performance criteria	18,551	—	—	—	—	—
Common stock options exercised	3,000	—	28	—	—	28
Common stock repurchased	(41,646)	(1)	(420)	—	—	(421)
Amortization of restricted stock	—	—	722	—	—	722
Cumulative change in accounting principle for adoption of ASU2016-13	—	—	—	(4,432)	—	(4,432)
Cumulative change in accounting principle for adoption of ASU2023-02	—	—	—	130	—	130
Cash dividends ($0.29 per share)	—	—	—	(3,040)	—	(3,040)
Balance, December 31, 2023	10,440,591	$104	$119,441	$71,117	$(17,328)	$173,334
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash flows from operating activities:
Net income attributable to common stockholders	$13,059	$17,761
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities net (discount accretion) premium amortization	(64)	41
Depreciation expense	2,371	2,357
Provision for credit losses	(475)	1,475
Net realized gain on equity securities	(447)	(541)
Net realized gain on debt securities	(12)	—
Deferred tax asset valuation allowance, net of accretion	1,792	—
Increase in mortgage servicing rights resulting from transfers of financial assets	(218)	(323)
Mortgage servicing rights amortization and impairment reversal, net	615	222
Amortization of intangible assets	755	1,449
Amortization of restricted stock	722	860
Net stock based compensation expense	—	3
Loss on closure of branch facilities	380	736
Decrease in deferred income taxes	202	506
Increase in cash surrender value of life insurance	(693)	(642)
Net gain (loss) from disposals of foreclosed and repossessed assets	62	(395)
Gain on sale of loans held for sale, net	(1,692)	(1,474)
Proceeds from sale of loans held for sale	46,907	46,862
Origination of loans held for sale	(50,988)	(38,718)
New market tax credit depletion expense	—	650
Net change in:
Accrued interest receivable and other assets	54	79
Other liabilities	794	(1,620)
Total adjustments	65	11,527
Net cash provided by operating activities	13,124	29,288
Cash flows from investing activities:
Net decrease in other interest bearing deposits	249	1,262
Purchase of available for sale securities	(11,007)	(13,315)
Proceeds from principal payments of available for sale securities	16,594	25,815
Proceeds from sales of available for sale securities	5,105	—
Purchase of held to maturity securities	—	(35,342)
Proceeds from principal payments and maturities of held to maturity securities	5,134	10,065
Equity investment capital distribution	132	136
Purchase of equity investments	(1,350)	(300)
Net sales (purchases) of other investments	284	(290)
Proceeds from sales of foreclosed and repossessed assets	307	1,797
Net increase in loans	(48,298)	(101,371)
Net capital expenditures	(1,367)	(3,602)
Proceeds from disposal of office properties and equipment	12	14
New market tax credit investment	—	(4,056)
Net cash used in investing activities	(34,205)	(119,187)
Cash flows from financing activities:
Net change in Federal Home Loan Bank short-term advances	(68,000)	112,000
Federal Home Loan Bank advances	25,000	—
Amortization of fair value adjustments for acquired Federal Home Loan Bank advances	—	3
Federal Home Loan Bank advance call payments	(15,000)	(55,000)
Federal Home Loan Bank advance termination payments	—	(15,015)
Federal Home Loan Bank maturities	(5,000)	(11,000)
Amortization of debt issuance costs	223	398

Proceeds from other borrowings, net of origination costs	—	34,191
Other borrowings principal reductions	(5,167)	(5,606)
Other borrowings called and repaid	—	(15,000)
Net increase in deposits	94,361	37,185
Restricted common stock awarded under the equity incentive plan	1	—
Repurchase shares of common stock	(421)	(1,764)
Surrender of restricted shares of common stock	(129)	(150)
Common stock options exercised	28	71
Cash dividends paid	(3,040)	(2,742)
Net cash provided by financing activities	22,856	77,571
Net increase (decrease) in cash and cash equivalents	1,775	(12,328)
Cash and cash equivalents at beginning of period	35,363	47,691
Cash and cash equivalents at end of period	$37,138	$35,363

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$23,353	$6,435
Interest on borrowings	$10,180	$6,210
Income taxes	$3,977	$4,865
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$158	$92
Transfers from office properties and equipment to foreclosed and repossessed assets	$724	$1,171
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
In preparing these consolidated financial statements, we evaluated the events and transactions occurring subsequent to the balance sheet date of December 31, 2023 through the date on which the consolidated financial statements were available to be issued on March 5, 2024, for items that should potentially be recognized or disclosed in these consolidated financial statements.
Unless otherwise stated herein, and except for share and per share amounts, all amounts are in thousands.
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated.
Use of Estimates—Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying annual report on Form 10-K for the year ended December 31, 2023 and external market factors such as market interest rates and unemployment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
Cash and Cash Equivalents—For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash, due from banks, and interest bearing deposits with original maturities of three months or less.
Other Interest Bearing Deposits—Other interest bearing deposits are certificate of deposit investments made by the Bank with other financial institutions that are carried at cost. As of December 31, 2023, there were no other interest bearing deposit investments. As of December 31, 2022, the weighted average months to maturity of the interest bearing deposits was 3.00 months. Balances over $250 in other financial institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of December 31, 2023 and December 31, 2022, there were no certificate of deposit investment accounts with a balance greater than $250.

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
Allowance for Credit Losses - Available for Sale Securities - The Company measures the allowance for credit losses on available for sale debt securities by evaluating securities in an unrealized loss position using a two-step process. First, the Company assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. If it is determined that the Company intends or will be required to sell the security, it is written down to its fair value as net gains or losses on investment securities in our consolidated statement of operations. For agency mortgage-backed and asset-backed securities that do not meet the criteria in step one, there are no expected credit losses as they are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. For other debt securities that do not meet the criteria in step one, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the allowance for credit losses on available for sale investments is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
Allowance for Credit Losses - Held to Maturity Securities - The Company measures expected credit losses on held to maturity debt securities on a collective basis by major security type. For agency mortgage-backed securities there are no expected credit losses as they are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. For other securities, the estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
The Company has elected to not measure an ACL on accrued interest on available for sale and held to maturity securities, as it would write off accrued interest in a timely manner if the related security was determined to be impaired. The Company has no available for sale securities or held to maturity securities which it deems to be impaired at December 31, 2023.
Equity investments - The Company is required to maintain an investment in Federal Agricultural Mortgage Corporation (“Farmer Mac”) equity securities. Farmer Mac equity securities are carried at their fair market value, which is readily determinable. Changes in fair value are recognized as net gains (losses) on investment securities in the consolidated Statement of Operations.
Also included in equity investments are the Company’s investments in a Volcker Rule-compliant Small Business Investment Company (SBIC) and an investment fund. The SBIC and investment fund meet the definition of investment companies, as defined in ASC 946, Financial Services - Investment Companies. These investments seek returns by investing in various small businesses and do not have redemption rights. Distributions from the investments will be received as the underlying investments, which generally have a life of 10 years, are liquidated or earlier distributions are made. We elected the practical expedient available in Topic 820, Fair Value Measurements, which permits the use of net asset value ("NAV") per share or equivalent to value investments in entities that are or are similar to investment companies. SBICs and investment funds report their investments at estimated fair value. We record the unrealized gains and losses resulting from changes in the fair value of these investments as gains or losses on equity securities in our consolidated statements of operations. The carrying value of these investments is equal to the capital account balance as provided by the investee and adjusted as necessary.
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
Management’s evaluation for impairment of these other investments includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $15,725 at December 31, 2023 consisted of $7,302 of FHLB stock, $5,699 of Federal Reserve Bank stock and $2,724 of Bankers’ Bank stock. Other investments totaling $15,834 at December 31, 2022 consisted of $7,652 of FHLB stock, $5,674 of Federal Reserve Bank stock and $2,508 of Bankers’ Bank stock.
Loans receivable – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, accretable yield on acquired loans, and non-accretable discount on purchased credit deteriorated (PCD) loans. Interest income is accrued on the unpaid principal balance of these loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method over the contractual life of the loan with no prepayments assumed. If the loan is prepaid, any amortized net fee is recognized at that time. Late charge fees are recognized into income when collected.
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
Allowance for Credit Losses - Loans – The allowance for credit losses (“ACL”) on loans is a valuation allowance for current expected credit losses in the Company’s loan portfolio. Prior to January 1, 2023, the valuation allowance was established for probable and inherent credit losses. Loan losses are charged against the ACL when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ACL. In determining the allowance, the company estimates credit losses over the loan’s entire contractual term, adjusted for expected prepayments when appropriate. The allowance estimate considers relevant available information from internal and external sources relating to historical loss experience; known and inherent risks in our portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; reasonable and supportable forecasts for future conditions; and other relevant factors determined by management. To ensure that the ACL is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance. The entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
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
Allowance for Credit Losses - Unfunded Commitments – The ACL on unfunded commitments is a liability for credit losses on commitments to originate or fund loans, and standby letters of credit. It is included in “Other liabilities” on the consolidated balance sheets. Expected credit losses are estimated over the contractual period in which the Company is exposed to credit risk via a commitment that cannot be unconditionally canceled, adjusted for projected prepayments when appropriate. In addition, the estimate of the liability considers the likelihood that funding will occur. The ACL on unfunded commitments is adjusted through provision for credit losses on consolidated statements of operations. Because the business processes and risks associated with unfunded commitments are essentially the same as loans, the Company uses the same process to estimate the liability.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives originally ranging from 72 to 111 months utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of December 31, 2023 which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2023. See Note 6 for additional information on goodwill and other intangible assets.
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
New Markets Tax Credits - As a part of its commitment to the communities it serves, in the first quarter of 2022, the Company made an investment in an LLC that is sponsoring a community development project that has been awarded a New Markets Tax Credit (“NMTC”) through the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. This investment is Community Reinvestment Act eligible and is designed to generate a return primarily through the realization of the tax credit. This LLC is considered a Variable Interest Entity (“VIE”), as the Company represents the holder of the equity investment at risk. However, the Company does not have the ability to direct the activities that most significantly affect the performance of the LLC. As such, the Company is not the primary beneficiary of the VIE and the LLC has not been consolidated. With the adoption of ASU 2023-02 on January 1, 2023, discussed in Recent Accounting Pronouncements – Adopted below, the investment is accounted for using the proportional amortization method, which requires amortizing the investment in the period of and in proportion to the recognition of the related tax credit. Amortization of the investment is included in provision for income taxes and the utilization of the tax credit is recorded as a reduction of the provision for income taxes. Prior to the adoption of ASU 2023-02, the investment was accounted for using the equity method of accounting and was amortized through non-interest expense. Amortization expense for the 12-month periods ended December 31, 2023 and December 31, 2022 was $452 and $650, respectively.
As of December 31, 2023, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $2,898. Prior to the adoption of ASU 2023-02, the carrying amount of the investment, as of December 31, 2022 was $3,350. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of December 31, 2023, there were no known instances of noncompliance associated with the investment.
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
The Company’s effective tax rates were 31.0% and 24.7% for the twelve months ended December 31, 2023 and December 31, 2022, respectively. The Wisconsin state budget, signed July 5, 2023, effective January 1, 2023, made originated loans in Wisconsin for business purposes up to $5,000 non-taxable. This change lowers the Company’s income tax rate for the twelve-month period ended December 31, 2023 before related valuation allowance. Income tax expense was lower due to the retroactive, effect of this change. This reduction of income tax expense was offset by a one-time tax expense of $1,828 in the period ended September 30, 2023, as the impact of the resulting lower incremental tax rate decreased the estimated future realization of an existing deferred tax asset resulting in a valuation allowance.
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
At December 31, 2023, the Company had $1,672 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of December 31, 2023.
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
The following table illustrates the impact of ASU 2016-13 adoption in thousands.

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
The Company chose to adopt ASU 2023-02 because it felt that the proportional amortization method more accurately reflects the economic substance of its tax credit investment. Proportional amortization better matches the cost of the investment with the benefits received, and including the amortization of the investment in provision for income taxes better reflects the benefit the Company receives from the transaction. For the twelve months ended December 31, 2023, adopting ASU 2023-02 increased net income $120.
Recently Issued, But Not Yet Effective Accounting Pronouncements
ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to SEC’s Disclosure Update and Simplification Initiative – This ASU, issued in October 2023, provides for changes to clarify or improve consistency of disclosure and presentation requirements on a variety of topics. This ASU has various effective dates, coinciding with the SEC’s removal of each specific change from Regs X-S and S-K, with early adoption permitted. The Company is currently evaluating the applicability of these new disclosure requirements. As all requirements are disclosure-related only, adoption will have no material impact on the Company’s financial condition or results of operations.
ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures – This ASU, issued in December 2023, is effective for fiscal years beginning after December 15, 2024 and interim periods therein, with early adoption permitted. This ASU requires expanded income tax-related note disclosures. The Company is currently evaluating the impact of these new disclosure requirements. As all requirements are disclosure-related only, adoption will have no material impact on the Company’s financial condition or results of operations.

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available for sale and held to maturity as of December 31, 2023 and December 31, 2022, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
U.S. government agency obligations	$16,655	$77	$156	$16,576
Mortgage-backed securities	91,091	—	17,611	73,480
Corporate debt securities	47,158	6	5,990	41,174
Asset-backed securities	24,840	12	339	24,513
Total available for sale securities	$179,744	$95	$24,096	$155,743

December 31, 2022
U.S. government agency obligations	$18,373	$173	$233	$18,313
Mortgage-backed securities	97,458	—	18,848	78,610
Corporate debt securities	44,636	—	4,385	40,251
Asset-backed securities	29,877	—	1,060	28,817
Total available for sale securities	$190,344	$173	$24,526	$165,991

Held to maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
Obligations of states and political subdivisions	$600	$—	$35	$565
Mortgage-backed securities	90,629	6	17,938	72,697
Total held to maturity securities	$91,229	$6	$17,973	$73,262
December 31, 2022
Obligations of states and political subdivisions	$600	$—	$54	$546
Mortgage-backed securities	95,779	7	19,553	76,233
Total held to maturity securities	$96,379	$7	$19,607	$76,779
At December 31, 2023, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $29,191 as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2023, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2023, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $516 and mortgage-backed securities with a carrying value of $1,928 as collateral against specific municipal deposits. As of December 31, 2023, the Bank also has mortgage-backed securities with a carrying value of $179 and U.S. Government Agencies with a carrying value of $415 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the twelve-month period ending December 31, 2023, and December 31, 2022, gross sales of available for sale securities were $5,105 and $0 respectively. Gross gains on sale of available for sale securities for the twelve-month period ending December 31, 2023 and December 31, 2022, were $12 and $0 respectively. Gross losses on sale of available for sale securities for the twelve-month period ended December 31, 2023 and December 31, 2022 were both $0.
The estimated fair value of available for sale securities at December 31, 2023 and December 31, 2022, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain agency and securities due to the call feature.

	December 31, 2023		December 31, 2022
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	13,986	13,703	8,525	8,184
Due after five years through ten years	45,549	39,701	45,622	41,427
Due after ten years	29,118	28,859	38,739	37,770
Total securities with contractual maturities	88,653	82,263	92,886	87,381
Mortgage-backed securities	91,091	73,480	97,458	78,610
Total available for sale securities	$179,744	$155,743	$190,344	$165,991

	December 31, 2023		December 31, 2022
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$100	$—	$—
Due after one year through five years	500	465	450	415
Due after five years through ten years	—	—	150	131
Total securities with contractual maturities	600	565	600	546
Mortgage-backed securities	90,629	72,697	95,779	76,233
Total held to maturity securities	$91,229	$73,262	$96,379	$76,779

Securities with unrealized losses at December 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023
U.S. government agency obligations	$3,776	$5	$3,627	$151	$7,403	$156
Mortgage-backed securities	—	—	73,476	17,611	73,476	17,611
Corporate debt securities	3,350	76	35,916	5,914	39,266	5,990
Asset-backed securities	3,348	22	20,008	317	23,356	339
Total	$10,474	$103	$133,027	$23,993	$143,501	$24,096
December 31, 2022
U.S. government agency obligations	$3,169	$138	$1,138	$95	$4,307	$233
Mortgage-backed securities	9,654	896	68,907	17,952	78,561	18,848
Corporate debt securities	21,547	1,688	18,704	2,697	40,251	4,385
Asset-backed securities	7,955	221	20,862	839	28,817	1,060
Total	$42,325	$2,943	$109,611	$21,583	$151,936	$24,526

	Less than 12 Months		12 Months or More		Total
Held to maturity securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023
Obligations of states and political subdivisions	$—	$—	$565	$35	$565	$35
Mortgage-backed securities	—	—	72,507	17,938	72,507	17,938
Total	$—	$—	$73,072	$17,973	$73,072	$17,973
December 31, 2022
Obligations of states and political subdivisions	$—	$—	$546	$54	$546	$54
Mortgage-backed securities	16,627	2,416	59,367	17,137	75,994	19,553
Total	$16,627	$2,416	$59,913	$17,191	$76,540	$19,607
At December 31, 2023 no ACL was established for available for sale or held to maturity securities. Substantially all the held to maturity portfolio is made up of agency backed mortgage securities. These securities are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Company does not expect to incur credit losses on these securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.

NOTE 3 – LOANS, ALLOWANCE FOR CREDIT LOSSES AND IMPAIRED LOANS
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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2023 follows:

	December 31, 2023
	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$748,447	51.2%
Agricultural real estate	83,157	5.7%
Multi-family real estate	228,004	15.6%
Construction and land development	110,218	7.5%
C&I/Agricultural operating:
Commercial and industrial	121,190	8.3%
Agricultural operating	25,695	1.8%
Residential mortgage:
Residential mortgage	128,479	8.8%
Purchased HELOC loans	2,880	0.2%
Consumer installment:
Originated indirect paper	6,535	0.4%
Other consumer	6,187	0.4%
Total loans receivable	$1,460,792	100%
Less Allowance for credit losses	(22,908)
Net loans receivable	$1,437,884

Loans are stated at the unpaid principal balance outstanding at December 31, 2022.

	December 31, 2022
	Loan Principal Balance	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$725,971	51.5%
Agricultural real estate	87,908	6.2%
Multi-family real estate	208,908	14.8%
Construction and land development	102,492	7.3%
C&I/Agricultural operating:
Commercial and industrial	136,013	9.6%
Agricultural operating	28,806	2.0%
Residential mortgage:
Residential mortgage	105,389	7.5%
Purchased HELOC loans	3,262	0.2%
Consumer installment:
Originated indirect paper	10,236	0.7%
Other consumer	7,150	0.5%
Gross Loans	$1,416,135	100.3%
Less:
Unearned net deferred fees and costs and loans in process	(2,585)	(0.2)%
Unamortized discount on acquired loans	(1,766)	(0.1)%
Total loans receivable	$1,411,784	100.0%
Less Allowance for loan losses	(17,939)
Net loans	$1,393,845

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

As of December 31, 2023 and December 31, 2022, there were no loans classified as doubtful with a risk rating of 8 and no loans classified as loss with a risk rating of 9.

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of December 31, 2023 and gross charge-offs for the twelve months ended December 31, 2023:

	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$73,564	$133,583	$236,774	$90,881	$71,104	$107,999	$10,204	$—	$724,109
Risk rating 6	309	—	9,510	—	—	—	—	—	9,819
Risk rating 7	25	696	3,213	4,548	183	5,854	—	—	14,519
Total	$73,898	$134,279	$249,497	$95,429	$71,287	$113,853	$10,204	$—	$748,447
Current period gross charge-offs	$—	$—	$10	$—	$—	$4	$—	$—	$14
Agricultural real estate
Risk rating 1 to 5	$16,335	$19,026	$11,582	$7,719	$5,463	$15,418	$1,009	$—	$76,552
Risk rating 6	—	171	5,409	—	152	482	—	—	6,214
Risk rating 7	—	360	—	—	31	—	—	—	391
Total	$16,335	$19,557	$16,991	$7,719	$5,646	$15,900	$1,009	$—	$83,157
Current period gross charge-offs	$—	$—	$—	$32	$—	$—	$—	$—	$32
Multi-family real estate
Risk rating 1 to 5	$5,016	$50,617	$95,686	$45,685	$8,591	$22,364	$45	$—	$228,004
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$5,016	$50,617	$95,686	$45,685	$8,591	$22,364	$45	$—	$228,004
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$42,639	$37,783	$18,912	$8,014	$119	$1,124	$1,314	$—	$109,905
Risk rating 6	—	—	—	—	—	110	—	—	110
Risk rating 7	—	—	—	—	—	54	149	—	203
Total	$42,639	$37,783	$18,912	$8,014	$119	$1,288	$1,463	$—	$110,218
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$16,758	$31,915	$28,059	$11,406	$4,746	$2,023	$24,059	$—	$118,966
Risk rating 6	—	—	—	—	5	—	2,200	—	2,205
Risk rating 7	—	—	—	—	—	2	—	17	19
Total	$16,758	$31,915	$28,059	$11,406	$4,751	$2,025	$26,259	$17	$121,190
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural operating
Risk rating 1 to 5	$4,734	$3,908	$856	$746	$295	$2,144	$11,831	$—	$24,514
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	476	704	—	—	1	—	—	1,181
Total	$4,734	$4,384	$1,560	$746	$295	$2,145	$11,831	$—	$25,695
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$28,808	$33,660	$8,743	$2,610	$2,292	$33,744	$15,544	$—	$125,401
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	141	—	—	14	2,875	—	48	3,078
Total	$28,808	$33,801	$8,743	$2,610	$2,306	$36,619	$15,544	$48	$128,479
Current period gross charge-offs	$—	$—	$10	$—	$—	$68	$—	$—	$78
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$2,880	$—	$2,880
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,880	$—	$2,880
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$6,491	$—	$—	$6,491
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	44	—	—	44
Total	$—	$—	$—	$—	$—	$6,535	$—	$—	$6,535
Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13
Other consumer
Risk rating 1 to 5	$2,104	$1,525	$763	$559	$402	$274	$530	$1	$6,158
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	9	2	—	—	16	1	1	—	29
Total	$2,113	$1,527	$763	$559	$418	$275	$531	$1	$6,187
Current period gross charge-offs	$—	$2	$1	$11	$3	$6	$—	$—	$23
Total loans receivable	$190,301	$313,863	$420,211	$172,168	$93,413	$201,004	$69,766	$66	$1,460,792
Total current period gross charge-offs	$—	$2	$21	$43	$3	$91	$—	$—	$160

Below is a summary of the unpaid principal balance of loans summarized by class and credit quality risk rating as of December 31, 2022:

	1 to 5	6	7	TOTAL
Commercial/Agricultural real estate:
Commercial real estate	$712,658	$5,771	$7,542	$725,971
Agricultural real estate	84,215	549	3,144	87,908
Multi-family real estate	208,908	—	—	208,908
Construction and land development	102,385	—	107	102,492
C&I/Agricultural operating:
Commercial and industrial	129,748	5,526	739	136,013
Agricultural operating	26,418	324	2,064	28,806
Residential mortgage:
Residential mortgage	101,730	—	3,659	105,389
Purchased HELOC loans	3,262	—	—	3,262
Consumer installment:
Originated indirect paper	10,190	—	46	10,236
Other Consumer	7,132	—	18	7,150
Gross loans	$1,386,646	$12,170	$17,319	$1,416,135
Less:
Unearned net deferred fees and costs and loans in process				(2,585)
Unamortized discount on acquired loans				(1,766)
Allowance for loan losses				(17,939)
Loans receivable, net				$1,393,845

     Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the twelve months ended December 31, 2023 and December 31, 2022. A summary of the changes in those loans is as follows:

	Twelve months ended	Twelve months ended
	December 31, 2023	December 31, 2022
Balance—beginning of period	$38,410	$32,423
New loan originations	624	7,994
Repayments	(2,442)	(2,007)
Balance—end of period	$36,592	$38,410
Available and unused lines of credit	$603	$—

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

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the twelve months ended December 31, 2023:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Twelve months ended December 31, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$14,085	$2,318	$599	$129	$808	$17,939
Cumulative effect of ASU 2016-13 adoption	4,510	(331)	1,119	216	(808)	4,706
Charge-offs	(46)	—	(78)	(36)	—	(160)
Recoveries	489	47	42	33	—	611
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	(254)	(929)	1,062	(67)	—	(188)
ACL - Loans, at end of period	$18,784	$1,105	$2,744	$275	$—	$22,908
Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $1,250 at December 31, 2023 and $0 at December 31, 2022, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the twelve months ended December 31, 2023 and December 31, 2022.

	December 31, 2023 and Twelve Months Ended	December 31, 2022 and Twelve Months Ended
ACL - Unfunded Commitments - beginning of period	$—	$—
Cumulative effect of ASU 2016-13 adoption	1,537	—
Reversals to ACL - Unfunded Commitments via provision for credit losses charged to operations	(287)	—
ACL - Unfunded Commitments - End of period	$1,250	$—

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

December 31, 2023 and Twelve Months Ended
Provision for credit losses on:
Loans	$(188)
Unfunded Commitments	(287)
Total provision for credit losses	$(475)

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

Changes in the ALL by loan type for the periods presented below were as follows:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Twelve months ended December 31, 2022:
Allowance for Loan Losses:
Beginning balance, January 1, 2022	$12,354	$1,959	$518	$225	$774	$15,830
Charge-offs	(157)	(310)	(35)	(45)	—	(547)
Recoveries	74	35	2	50	—	161
Provision	1,280	571	89	(109)	34	1,865
Total Allowance on originated loans	13,551	2,255	574	121	808	17,309
Other acquired loans:
Beginning balance, January 1, 2022	856	69	130	28	—	1,083
Charge-offs	(48)	(36)	(33)	(3)	—	(120)
Recoveries	28	1	27	1	—	57
Provision	(302)	29	(99)	(18)	—	(390)
Total allowance on other acquired loans	534	63	25	8	—	630
Total allowance on acquired loans	534	63	25	8	—	630
Ending Balance, December 31, 2023	$14,085	$2,318	$599	$129	$808	$17,939
Allowance for Loan Losses at December 31, 2022:
Amount of allowance for loan losses arising from loans individually evaluated for impairment	$519	$249	$48	$10	$—	$826
Amount of allowance for loan losses arising from loans collectively evaluated for impairment	$13,566	$2,069	$551	$119	$808	$17,113
Loans Receivable as of December 31, 2022:
Ending balance of originated loans	$1,017,529	$150,239	$88,045	$17,130	$—	$1,272,943
Ending balance of purchased credit-impaired loans	5,748	362	890	—	—	7,000
Ending balance of other acquired loans	102,002	14,218	19,716	256	—	136,192
Ending balance of loans	$1,125,279	$164,819	$108,651	$17,386	$—	$1,416,135
Ending balance: individually evaluated for impairment	$16,874	$3,292	$5,998	$755	$—	$26,919
Ending balance: collectively evaluated for impairment	$1,108,405	$161,527	$102,653	$16,631	$—	$1,389,216
Loans receivable by loan type as of December 31, 2022, were as follows:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Performing loans
Performing TDR loans	$1,336	$960	$2,875	$—	$5,171
Performing loans other	1,115,465	162,417	104,287	17,345	1,399,514
Total performing loans	1,116,801	163,377	107,162	17,345	1,404,685

Nonperforming loans (1)					—
Nonperforming TDR loans	1,878	391	348	—	2,617
Nonperforming loans other	6,600	1,051	1,141	41	8,833
Total nonperforming loans	8,478	1,442	1,489	41	11,450
Total loans	$1,125,279	$164,819	$108,651	$17,386	$1,416,135
(1) Nonperforming loans are either 90+ days past due or nonaccrual.

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of December 31, 2023 and December 31, 2022, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
December 31, 2023
Commercial/Agricultural real estate:
Commercial real estate	$50	$308	$—	$358	$10,359	$10,717	$737,730	$748,447
Agricultural real estate	—	—	—	—	391	391	82,766	83,157
Multi-family real estate	—	—	—	—	—	—	228,004	228,004
Construction and land development	—	—	—	—	54	54	110,164	110,218
C&I/Agricultural operating:
Commercial and industrial	248	—	—	248	—	248	120,942	121,190
Agricultural operating	—	—	—	—	1,180	1,180	24,515	25,695
Residential mortgage:
Residential mortgage	826	350	387	1,563	1,167	2,730	125,749	128,479
Purchased HELOC loans	117	—	—	117	—	117	2,763	2,880
Consumer installment:
Originated indirect paper	66	—	—	66	15	81	6,454	6,535
Other consumer	38	—	2	40	18	58	6,129	6,187
Total	$1,345	$658	$389	$2,392	$13,184	$15,576	$1,445,216	$1,460,792

(Loan balances at unpaid principal balance)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
December 31, 2022
Commercial/Agricultural real estate:
Commercial real estate	$202	$88	$—	$290	$5,736	$6,026	$719,945	$725,971
Agricultural real estate	4,992	—	—	4,992	2,742	7,734	80,174	87,908
Multi-family real estate	—	—	—	—	—	—	208,908	208,908
Construction and land development	3,975	—	—	3,975	—	3,975	98,517	102,492
C&I/Agricultural operating:
Commercial and industrial	—	26	—	26	552	578	135,435	136,013
Agricultural operating	826	—	—	826	890	1,716	27,090	28,806
Residential mortgage:
Residential mortgage	767	479	236	1,482	1,253	2,735	102,654	105,389
Purchased HELOC loans	—	—	—	—	—	—	3,262	3,262
Consumer installment:
Originated indirect paper	15	—	—	15	27	42	10,194	10,236
Other consumer	39	2	10	51	4	55	7,095	7,150
Total	$10,816	$595	$246	$11,657	$11,204	$22,861	$1,393,274	$1,416,135

Nonaccrual Loans - The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated at December 31, 2023 with no allowance for credit losses and interest income that would have been recorded under the original terms of such nonaccrual loans:

December 31, 2023	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Interest Income Not Recorded for Nonaccrual loans
Commercial/Agricultural real estate:
Commercial real estate	$10,359	$10,347	$497
Agricultural real estate	391	391	46
Multi-family real estate	—	—	—
Construction and land development	54	54	1
C&I/Agricultural operating:
Commercial and industrial	—	—	—
Agricultural operating	1,180	1,180	120
Residential mortgage:
Residential mortgage	1,167	934	68
Purchased HELOC loans	—	—	—
Consumer installment:
Originated indirect paper	15	15	1
Other consumer	18	18	1
Total	$13,184	$12,939	$734
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
The amount of interest income recognized by the Company for the twelve months ended December 31, 2023, due to nonaccrual loan payoffs was $505.

Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following table presents the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of December 31, 2023.

	Collateral Type
December 31, 2023	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$15,086	$—	$15,086	$11,350	$3,736	$703
Agricultural real estate	6,605	—	6,605	6,605	—	—
Multi-family real estate	—	—	—	—	—	—
Construction and land development	313	—	313	313	—	—
C&I/Agricultural operating:
Commercial and industrial	—	2,219	2,219	2,219	—	—
Agricultural operating	—	1,181	1,181	1,181	—	—
Residential mortgage:
Residential mortgage	3,145	—	3,145	2,591	554	88
Purchased HELOC loans	—	—	—	—	—	—
Consumer installment:
Originated indirect paper	—	44	44	44	—	—
Other consumer	—	29	29	29	—	—
Total	$25,149	$3,473	$28,622	$24,332	$4,290	$791
There were no outstanding commitments to borrowers experiencing financial difficulty as of December 31, 2023. There were unused lines of credit totaling $618 on loans with borrowers experiencing financial difficulties as of December 31, 2023.
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

A summary of the Company’s loans individually evaluated for impairment as of December 31, 2022 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2022
With No Related Allowance Recorded:
Commercial/Agricultural real estate	$9,741	$9,766	$—	$13,657	$549
C&I/Agricultural operating	2,744	2,754	—	4,467	200
Residential mortgage	5,846	5,907	—	6,304	276
Consumer installment	745	745	—	307	5
Total	$19,076	$19,172	$—	$24,735	$1,030
With An Allowance Recorded:
Commercial/Agricultural real estate	$7,108	$7,108	$519	$6,028	$273
C&I/Agricultural operating	538	538	249	273	48
Residential mortgage	91	91	48	298	65
Consumer installment	10	10	10	2	2
Total	$7,747	$7,747	$826	$6,601	$388
December 31, 2022 Totals
Commercial/Agricultural real estate	$16,849	$16,874	$519	$19,685	$822
C&I/Agricultural operating	3,282	3,292	249	4,741	248
Residential mortgage	5,937	5,998	48	6,603	341
Consumer installment	755	755	10	310	7
Total	$26,823	$26,919	$826	$31,336	$1,418

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the twelve months ended December 31, 2023:

	Term Extension
Loan Class	Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivables
Commercial real estate	$4,694	0.63%
Commercial and industrial	$2,200	1.82%
Residential mortgage	$35	0.03%
Other consumer	$1	0.02%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivables
Residential mortgage	$69	0.05%
Other consumer	$19	0.31%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023:

Term Extension
Loan Class	Financial Effect
Commercial real estate	A weighted average of 20 months was added to the term of the loans
Commercial and industrial	A weighted average of 3 months was added to the term of the loans
Residential mortgage	A weighted average of 16 months was added to the term of the loans
Other consumer	A weighted average of 12 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Residential mortgage	Payments were deferred a weighted average of 6 months
Other consumer	Payments were deferred a weighted average of 3 months

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified during the twelve months ended December 31, 2023.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$4,694	$—	$—	$—
Commercial and industrial	2,200	—	—	—
Residential mortgage	35	—	69	—
Other consumer	20	—	—	—
Total	$6,949	$—	$69	$—

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

December 31
2022
Troubled debt restructure loans:
Accrual status	$5,171
Non-accrual status	2,617
Total	$7,788
There was one TDR commitment totaling $26 meeting our TDR criteria as of December 31, 2022. There were unused lines of credit totaling $484 meeting our TDR criteria as of December 31, 2022.
The following provides detail, including specific reserve and reasons for modification, related to loans identified as TDRs during the year ended December 31, 2022:

	Number of Contracts	Modified Rate	Modified Payment	Modified Under- writing	Other	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Twelve months ended December 31, 2022
TDRs:
Commercial/Agricultural real estate	7	$1,241	$—	$1,964	$—	$3,205	$3,205	$—
C&I/Agricultural operating	5	1,424	—	736	—	2,160	2,160	—
Residential mortgage	11	116	147	507	—	770	770	—
Consumer installment	—	—	—	—	—	—	—	—
Totals	23	$2,781	$147	$3,207	$—	$6,135	$6,135	$—

A summary of loans by loan class modified in a troubled debt restructuring as of December 31, 2022 are below:

	December 31, 2022
	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/ Agricultural real estate	14	$3,214
C&I/ Agricultural operating	8	1,351
Residential mortgage	45	3,223
Consumer installment	—	—
Total loans	67	$7,788

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the year ended December 31, 2022, as well as the recorded investment in these restructured loans as of December 31, 2022:

	December 31, 2022
	Number of Modifications	Recorded Investment
Troubled debt restructurings:
Commercial/ Agricultural real estate	—	$—
C&I/ Agricultural operating	1	231
Residential mortgage	2	40
Consumer installment	—	—
Total troubled debt restructurings	3	$271

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

December 31, 2022
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$7,000
Carrying amount	$6,904
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$136,192
Carrying amount	$134,522
Total acquired loans
Outstanding balance	$143,192
Carrying amount	$141,426

The following table below shows scheduled accretion by year for the accretable differences recognized due to fair value purchase accounting on recent whole bank acquisitions. In addition, the table below includes $1,165 of accretable discount from purchased impaired loans with the original non-accretable discount transferred to accretable discount. The accretion on this balance is scheduled to be approximately $80 in 2023; however large balance payoffs, as seen in 2022, 2021 and 2020, would accelerate this accretion and lower future years accretion.

Fiscal years ending December 31,	Purchase Accounting Accretable Discount
2023	$363
2024	215
2025	180
2026	84
2027	77
Thereafter	751
Total	$1,670

The following table provides changes in non-accretable yield for all acquired loans from prior acquisitions with deteriorated credit quality:

December 31, 2022
Balance at beginning of period	$653
Additions to non-accretable difference for acquired purchased credit impaired loans	—
Non-accretable difference realized as interest from payoffs of purchased credit impaired loans	(239)
Transfers from non-accretable difference to accretable discount	(126)
Non-accretable difference transferred to OREO due to loan foreclosure	(192)
Balance at end of period	$96

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of the one- to four-family residential mortgage loans as of December 31, 2023 and December 31, 2022 were $495,531 and $523,736, respectively. These residential mortgage loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and Federal National Mortgage Association.
Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $2,665 and $2,649, at December 31, 2023 and December 31, 2022, respectively. Mortgage servicing rights activity for the years ended December 31, 2023 and December 31, 2022 was as follows:

	As of and for the twelve months ended	As of and for the twelve months ended
	December 31, 2023	December 31, 2022
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$4,262	$4,727
Increase in mortgage servicing rights resulting from transfers of financial assets	218	323
Amortization during the period	(615)	(788)
Mortgage servicing rights, end of period	3,865	4,262
Valuation allowance, beginning of period	—	(566)
Additions	—	—
Recoveries	—	566
Valuation allowance, end of period	—	—
Mortgage servicing rights, net	$3,865	$4,262
Fair value of mortgage servicing rights, end of period	$5,589	$5,665
Residential mortgage loans serviced for others	$495,531	$523,736
The current period change in valuation allowance is included in expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $1,292 and $1,385 for the years ended December 31, 2023 and December 31, 2022, respectively. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at December 31, 2023 was determined using discount rates ranging from 9.375% to 12.375%. Fair value at December 31, 2022 was determined using discount rates ranging from 9.5% to 12.5%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.
The estimated amortization expense is based on existing mortgage servicing asset balances. The timing of amortization expense actually recognized in future periods may differ significantly based on actual prepayment speeds, mortgage interest rates and other factors. At December 31, 2023, the estimated future aggregate amortization expense for the mortgage servicing rights is as follows:
At December 31, 2023, the estimated future aggregate amortization expense for the mortgage servicing rights is as follows.

Amortization Expense
2024	$565
2025	513
2026	462
2027	410
2028	358
After 2028	1,557
Total	$3,865

NOTE 5 - OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment for each of the periods shown below consisted of the following:

	December 31, 2023	December 31, 2022
Land	$3,783	$3,856
Buildings	16,093	16,856
Furniture, equipment and vehicles	11,096	10,255
Subtotals	30,972	30,967
Less--Accumulated depreciation	(12,599)	(10,474)
Office properties and equipment, net	$18,373	$20,493
Depreciation expense was $2,371 for the year ended December 31, 2023 and $2,357 for the year ended December 31, 2022.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS
Goodwill— The beginning and ending balance of goodwill was $31,498 during the periods ended December 31, 2023 and December 31, 2022. There were no changes to goodwill during either period.

Intangible assets--Intangible assets consist of core deposit intangibles arising from various bank acquisitions. A summary of intangible assets and related amortization for the periods shown below follows:

	Year ended	Year Ended
	December 31, 2023	December 31, 2022
Gross carrying amount	$12,180	$12,180
Accumulated amortization	(10,486)	(9,731)
Net book value	$1,694	$2,449
Amortization during the period	$755	$1,449
At December 31, 2023, the estimated future aggregate amortization expense for the intangible assets are as follows:

Intangible Assets
2024	$715
2025	584
2026	395
Total	$1,694

NOTE 7—LEASES
We have operating leases for 1 corporate office, 4 bank branch offices,1 former bank branch office, and 1 ATM location. Our leases have remaining lease terms of 0.67 years to 4.50 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of December 31, 2023, we have no additional lease commitments that have not yet commenced. Lease costs are included in non-interest expense/occupancy in the consolidated statement of operations.

	Twelve Months Ended
	December 31, 2023	December 31, 2022
The components of total lease costs were as follows:
Operating lease cost	$508	$554
Variable lease cost	84	47
Total lease cost	$592	$601

The components of total lease income were as follows:
Operating lease income	$41	$34

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$545	$556
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$225	$215

	December 31, 2023	December 31, 2022
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$1,477	$1,700
Operating lease liabilities	$1,686	$1,945

Weighted average remaining lease term in years; operating leases	3.94	4.89
Weighted average discount rate; operating leases	3.20%	2.98%
Cash obligations and receipts under lease contracts as of December 31, 2023 are as follows:

Fiscal years ending December 31,	Payments	Receipts
2024	$549	$32
2025	534	15
2026	464	7
2027	401	—
2028	141	—
Thereafter	—	—
Total lease payments	2,089	$54
Less: effects of discounting	(403)
Lease liability recognized	$1,686
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

NOTE 8—DEPOSITS
The following is a summary of deposits by type at December 31, 2023 and December 31, 2022, respectively:

	December 31, 2023	December 31, 2022
Non interest bearing demand deposits	$265,704	$284,722
Interest bearing demand deposits	343,276	371,210
Savings accounts	176,548	220,019
Money market accounts	374,055	323,435
Certificate accounts	359,509	225,334
Total deposits	$1,519,092	$1,424,720

At December 31, 2023, the scheduled maturities of time deposits were as follows:

2024	$329,862
2025	20,612
2026	2,693
2027	636
2028	5,706
Total	$359,509
Time deposits of $250 or more were $103,802 and $66,827 at December 31, 2023 and December 31, 2022, respectively. Brokered deposits were $98,259 and $39,841 at December 31, 2023 and December 31, 2022, respectively.
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at December 31, 2023 and December 31, 2022 amounted to $33,929, and $33,673, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
    A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2023 and December 31, 2022 is as follows:

	December 31, 2023				December 31, 2022
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2023	$—	—%	—%	2023	$117,000	1.43%	4.31%
	2024	64,530	0.00%	5.45%	2024	20,530	0.00%	1.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2028	10,000	3.82%	3.82%	2028	—	—%	—%
Federal Home Loan Bank advances		$79,530				$142,530

Other borrowings:
Senior notes (5)	2034	$18,083	6.75%	7.75%	2034	$23,250	3.00%	6.75%

Subordinated notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%
		$50,000				$50,000

Unamortized debt issuance costs		(618)				(841)
Total other borrowings		$67,465				$72,409

Totals		$146,995				$214,939
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had pledged balances of $1,106,267 and $984,878 at December 31, 2023 and 2022, respectively. At December 31, 2023, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $370,569 compared to $256,773 as of December 31, 2022.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $217,530 and $157,530, during the twelve months ended December 31, 2023 and December 31, 2022, respectively.
(3) The weighted-average interest rates on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2023 and December 31, 2022 were 4.16% and 4.09%, respectively.
(4)    At December 31, 2023, one FHLB term note totaling $10,000 could be called once by the FHLB on June 15, 2024, and if not called, would mature in 2028. At December 31, 2022, no FHLB term notes could be called by the FHLB.
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
(b) A $5,000 line of credit, maturing in August 2024, that remains undrawn upon.

(6)    Subordinated notes resulted from the following:
(a) The Company’s private sale in August 2017, which bore a fixed interest rate of 6.75% for five years. In August 2022, they would have converted to a three-month LIBOR plus 4.90% rate, and the interest rate would have reset quarterly thereafter if not called. The Company sent the required redemption notice to the note holders in June 2022, and this subordinated note was called and repaid in full on August 10, 2022. The note was callable by the Bank when, and anytime after, the floating rate was initially set. Interest-only payments were due quarterly.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. These balances were $452,280 and $191,650 at December 31, 2023 and 2022, respectively.
Federal Funds Purchased Lines of Credit
The Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of December 31, 2023 or December 31, 2022.
Federal Reserve Borrowings
At December 31, 2023 and 2022, the Bank had the ability to borrow $22,417 and $4,118 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $29,191 and $5,421 as of December 31, 2023 and 2022, respectively. There were no Federal Reserve borrowings outstanding as of December 31, 2023 and 2022.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2023 and 2022, the most recent notifications from our regulatory agency categorized the Bank as “Well Capitalized” under the regulatory framework for Prompt Corrective Action. There are no conditions or events since these notifications that management believes have changed the Bank’s category.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2023 and 2022, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2023
Total capital (to risk weighted assets)	$228,092	14.6%	$124,883	> =	8.0%	$156,104	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,726	13.4%	93,662	> =	6.0%	124,883	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,726	13.4%	70,247	> =	4.5%	101,468	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,726	11.5%	72,479	> =	4.0%	90,599	> =	5.0%
As of December 31, 2022
Total capital (to risk weighted assets)	$221,361	14.2%	$124,971	> =	8.0%	$156,213	> =	10.0%
Tier 1 capital (to risk weighted assets)	203,422	13.0%	93,728	> =	6.0%	124,971	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	203,422	13.0%	70,296	> =	4.5%	101,539	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	203,422	11.5%	70,610	> =	4.0%	88,262	> =	5.0%
The Company’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2023 and 2022, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of December 31, 2023
Total capital (to risk weighted assets)	$230,160	14.7%	$124,883	> =	8.0%
Tier 1 capital (to risk weighted assets)	160,794	10.3%	93,662	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	160,794	10.3%	70,247	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	160,794	8.9%	72,479	> =	4.0%
As of December 31, 2022
Total capital (to risk weighted assets)	$218,737	14.0%	$124,971	> =	8.0%
Tier 1 capital (to risk weighted assets)	150,798	9.7%	93,728	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	150,798	9.7%	70,296	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	150,798	8.5%	70,610	> =	4.0%
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
The following table reflects the annual cash dividend paid in the years ended December 31, 2023 and 2022, respectively.

	December 31, 2023	December 31, 2022
Cash dividends per share	$0.29	$0.26
Stockholder record date	02/03/2023	02/14/2022
Dividend payment date	02/17/2023	02/28/2022

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
The following table presents a summary of commitments described below as of December 31, 2023 and 2022, respectively:

	Contract or Notional Amount at December 31,	Contract or Notional Amount at December 31,
	2023	2022
Commitments to extend credit	$210,423	$243,045
Commercial standby letter of credit	$2,116	$4,252
Commitment to contribute capital to SBIC	$1,800	$2,400
Commitment to contribute capital to investment company	$1,590	$2,340
Commitments to extend credit—Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Letters of credit—Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans. The Company has recorded no liability associated with standby letters of credit as of December 31, 2023 and 2022.
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
NOTE 12—RETIREMENT PLAN
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $651 and $621 for the year ended December 31, 2023 and 2022, respectively.

NOTE 13 - STOCK-BASED COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of December 31, 2023, 290,187 restricted shares had been granted under this plan. This amount includes 11,834 shares of performance based restricted stock granted in 2019 and issued in January 2022 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2019 and ending December 31, 2021. This amount also includes 18,551 shares of performance based restricted stock granted in 2020 and issued in January 2023 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2020 and ending December 31, 2022. In addition, it includes 1,119 shares of performance based restricted stock granted in 2020 and 638 shares of performance based restricted stock granted in 2021 issued in August of 2022. Both of these issuances were approved by the Compensation Committee in accordance with plan documents and were to a former employee. As of December 31, 2023, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of December 31, 2023, there are no awarded unvested restricted shares and 54,000 awarded unexercised options remaining from the plan. Options granted to date under this plan vest pro rata over a five-year period from the grant date. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $722 and $860 for the years ended December 31, 2023 and 2022, respectively.
Restricted Common Stock Awards

	Year ended		Year ended
	December 31, 2023		December 31, 2022
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,626	$12.30	75,630	$11.20
Granted	50,606	12.36	43,465	13.99
Vested	(45,879)	12.24	(40,843)	12.12
Forfeited	(4,752)	11.78	(2,626)	11.04
Unvested and outstanding at end of period	75,601	$12.41	75,626	$12.30
The Company accounts for stock-based employee compensation related to the Company’s 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock option-based employee compensation related to the 2008 plan for the year ended December 31, 2023 was $0 as all options have vested. The compensation cost recognized for stock option-based employee compensation related to the 2008 plan for the year ended December 31, 2022 was $3.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Year ended December 31, 2023
Outstanding at beginning of year	58,000	$11.51
Exercised	(3,000)	9.21
Forfeited or expired	(1,000)	13.76
Outstanding at end of period	54,000	$11.59	2.84	$46
Exercisable at end of period	54,000	$11.59	2.84	$46
Year ended December 31, 2022
Outstanding at beginning of year	65,900	$11.20
Exercised	(7,900)	8.95
Forfeited or expired	—	—
Outstanding at end of year	58,000	$11.51	3.73	$65
Exercisable at end of year	58,000	$11.51	3.73	$65
Information related to the 2008 Equity Incentive Plan during each period follows:

	Year ended December 31,	Year ended December 31,
	2023	2022
Intrinsic value of options exercised	$2	$38
Cash received from options exercised	$28	$71
Tax benefit realized from options exercised	$—	$—

NOTE 14 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Year ended December 31,	Year ended December 31,
	2023	2022
Current tax provision
Federal	$5,081	$3,565
State	448	1,749
	5,529	5,314
Deferred tax provision (benefit)
Federal	(1,373)	355
State	(105)	151
	(1,478)	506
Valuation allowance	1,822	—
Total	$5,873	$5,820

The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Year ended December 31,		Year ended December 31,
	2023		2022
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$3,976	21.0%	$4,952	21.0%
State income taxes, net of federal	271	1.4%	1,501	6.4%
Tax credits	—	—%	(514)	(2.2)%
Bank owned life insurance	(146)	(0.8)%	(135)	(0.6)%
Tax exempt interest	(52)	(0.3)%	(59)	(0.3)%
Valuation allowance	1,822	9.6%	—	—%
Other	2	0.1%	75	0.4%
Total	$5,873	31.0%	$5,820	24.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and December 31, 2022, respectively:

	Year ended December 31,	Year ended December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$6,104	$4,934
Deferred loan costs/fees	632	591
Restricted stock	184	243
Economic performance accruals	769	871
Other real estate owned	230	188
Loan discounts	304	375
Lease liability	426	535
Net unrealized losses on securities available for sale	6,702	6,697
Other	22	44
Deferred tax assets	$15,373	$14,478
Deferred tax liabilities:
Office properties and equipment	(2,132)	(2,286)
Federal Home Loan Bank stock	(119)	(129)
Core deposit intangible	(852)	(1,019)
Net gain on equity securities	(762)	(710)
Prepaid expenses	(230)	(250)
Mortgage servicing rights	(977)	(1,172)
Leases; right of use asset	(373)	(467)
Deferred tax liabilities	$(5,445)	$(6,033)
Valuation allowance	(1,822)	—
Net deferred tax assets	$8,106	$8,445
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies”, above. As of December 31, 2023, management determined a valuation allowance of $1,822 was necessary due to changes in the realization of deferred tax assets due to a Wisconsin change in the non-taxation of loans under $5 million reducing the effective tax rate. At December 31, 2022, management determined that no valuation allowance was necessary.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2023, years open to examination by the U.S. Internal Revenue Service include taxable years ended December 31, 2020 to present. The years open to examination by state and local government authorities varies by jurisdiction.
The tax effects from uncertain tax positions can be recognized in the consolidated financial statements, provided the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized, upon ultimate settlement with the relevant tax authority. The Company applied the foregoing accounting standard to all of its tax positions for which the statute of limitations remained open as of the date of the accompanying consolidated financial statements.
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Investment securities:
U.S. government agency obligations	$16,576	$—	$16,576	$—
Mortgage-backed securities	73,480	—	73,480	—
Corporate debt securities	41,174	—	41,174	—
Asset-backed securities	24,513	—	24,513	—
Total investment securities	155,743	—	155,743	—
Equity investments:
Equity investments	557	557	—	—
Equity investments measured at NAV(1)	2,727	—	—	—
Total equity investments	3,284	557	—	—
Total	$159,027	$557	$155,743	$—

December 31, 2022
Investment securities:
U.S. government agency obligations	$18,313	$—	$18,313	$—
Mortgage-backed securities	78,610	—	78,610	—
Corporate debt securities	40,251	—	40,251	—
Asset-backed securities	28,817	—	28,817	—
Total Investment Securities	165,991	—	165,991	—
Equity investments:
Equity investments	338	338	—	—
Equity investments measured at NAV(1)	1,456	—	—	—
Total equity investments	1,794	338	—	—
Total	$167,785	$338	$165,991	$—
(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to                         permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
For the years ended December 31, 2023 and December 31, 2022, the Company did not own any securities for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2023 or December 31, 2022. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2023 or December 31, 2022, respectively.

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2023 and December 31, 2022:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Foreclosed and repossessed assets, net	$1,795	$—	$—	$1,795
Collateral dependent loans with allocated allowances	3,499	—	—	3,499
Mortgage servicing rights	3,865	—	—	5,589
Total	$9,159	$—	$—	$10,883
December 31, 2022
Foreclosed and repossessed assets, net	$1,271	$—	$—	$1,271
Impaired loans with allocated allowances	6,920	—	—	6,920
Mortgage servicing rights	4,262	—	—	5,665
Total	$12,453	$—	$—	$13,856
The fair value of collateral dependent loans and impaired loans referenced above was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting collateral dependent loans and impaired loans.
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at December 31, 2023 and December 31, 2022.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
December 31, 2023
Foreclosed and repossessed assets, net	$1,795	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans with allocated allowances	$3,499	Appraisal value / Internal collateral valuations	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,589	Discounted cash flows	Discounted rates	9.375% - 12.375%
December 31, 2022
Foreclosed and repossessed assets, net	$1,271	Appraisal value	Estimated costs to sell	10% - 15%
Impaired loans with allocated allowances	$6,920	Appraisal value	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,665	Discounted cash flows	Discounted rates	9.5% - 12.5%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		December 31, 2023		December 31, 2022
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$37,138	$37,138	$35,363	$35,363
Other interest bearing deposits	(Level II)	—	—	249	250
Securities available for sale "AFS"	(Level II)	155,743	155,743	165,991	165,991
Securities held to maturity "HTM"	(Level II)	91,229	73,262	96,379	76,779
Equity investments	(Level I)	557	557	338	338
Equity investments valued at NAV (1)	N/A	2,727	2,727	1,456	1,456
Other investments	(Level II)	15,725	15,725	15,834	15,834
Loans receivable, net	(Level III)	1,437,884	1,374,387	1,393,845	1,342,838
Loans held for sale - Residential mortgage	(Level I)	1,134	1,134	—	—
Loans held for sale - SBA	(Level II)	4,639	4,639	—	—
Mortgage servicing rights	(Level III)	3,865	5,589	4,262	5,665
Accrued interest receivable	(Level I)	5,409	5,409	5,285	5,285
Financial liabilities:
Deposits	(Level III)	$1,519,092	$1,517,361	$1,424,720	$1,420,871
FHLB advances	(Level II)	79,530	79,087	142,530	141,060
Other borrowings	(Level II)	67,465	59,743	72,409	72,409
Accrued interest payable	(Level I)	3,175	3,175	968	968
(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.

NOTE 16—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share is as follows:

	Year ended	Year ended
(Share count in thousands)	December 31, 2023	December 31, 2022
Basic
Net income attributable to common shareholders	$13,059	$17,761
Weighted average common shares outstanding	10,469	10,505
Basic earnings per share	$1.25	$1.69
Diluted
Net income attributable to common shareholders	$13,059	$17,761
Weighted average common shares outstanding	10,469	10,505
Add: Dilutive stock options outstanding	1	9
Average shares and dilutive potential common shares	10,470	10,514
Diluted earnings per share	$1.25	$1.69
Additional common stock option shares that have not been included due to their antidilutive effect	40	21

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)
The following table shows the tax effects allocated to each component of other comprehensive income (loss):

	For the year ended, December 31,			For the year ended, December 31,
	2023			2022
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized losses on securities:
Net unrealized gains (losses) arising during the period	$364	$(27)	$337	$(24,575)	$6,758	$(17,817)
Reclassification adjustment for gains included in net income	(12)	3	(9)	—	—	—
Other comprehensive income (loss)	$352	$(24)	$328	$(24,575)	$6,758	$(17,817)
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the years ended December 31, 2023 and December 31, 2022 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2022	$222	$161
Current year-to-date other comprehensive loss	(24,575)	(17,817)
Ending balance, December 31, 2022	$(24,353)	$(17,656)
Current year-to-date other comprehensive income	352	328
Ending balance, December 31, 2023	$(24,001)	$(17,328)
Reclassifications out of accumulated other comprehensive income (loss) for the twelve months ended December 31, 2023 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$12		Net gains (losses) on investment securities
Tax effect	(3)		Provision for income taxes
Total reclassifications for the period	$9		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.
Reclassifications out of accumulated other comprehensive income (loss) for the twelve months ended December 31, 2022 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—		Net gains (losses) on investment securities
Tax effect	—		Provision for income taxes
Total reclassifications for the period	$—		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

NOTE 18—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY
The following condensed balance sheets as of December 31, 2023 and 2022, and condensed statements of operations and cash flows for the years ended December 31, 2023 and 2022, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Condensed Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$18,175	$19,221
Equity investments	1,691	946
Other assets	402	386
Investment in subsidiary	221,267	219,714
Total assets	$241,535	$240,267
Liabilities and Stockholders' Equity
Other borrowings	$67,465	$72,409
Other liabilities	736	770
Total liabilities	68,201	73,179
Total stockholders’ equity	173,334	167,088
Total liabilities and stockholders’ equity	$241,535	$240,267
Statements of Operations

	Year ended December 31,	Year ended December 31,
	2023	2022
Interest income	$—	$—
Interest expense	4,184	4,296
Net interest expense	(4,184)	(4,296)
Dividend income from bank subsidiary	12,000	6,000
Non-interest income	127	422
Non-interest expense	(762)	(918)
Net income before benefit for income taxes and equity in undistributed income of subsidiaries	7,181	1,208
Benefit for income taxes	1,073	1,310
Net earnings before equity in undistributed income of subsidiaries	8,254	2,518
Equity in undistributed income of subsidiaries	4,805	15,243
Net income	$13,059	$17,761

Statements of Cash Flows

	Year ended December 31,	Year ended December 31,
	2023	2022
Change in cash and cash equivalents:
Cash flows from operating activities:
Net income	$13,059	$17,761
Depreciation expense	12	13
Net valuation gain on equity securities	(127)	(422)
Stock based compensation expense	—	3
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(16,805)	(21,243)
Net change in:
Other assets	(28)	(14)
Other liabilities	(34)	424
Net cash used in operating activities	(3,923)	(3,478)
Cash flows from investing activities:
Purchase of equity investments	(750)	(300)
Equity investment capital distribution	132	136
Dividend from bank subsidiary	12,000	6,000
Capital contribution to bank subsidiary	—	(15,000)
Net cash provided by (used in) investing activities	11,382	(9,164)
Cash flows from financing activities:
Proceeds from other borrowings, net of origination costs	—	34,191
Amortization of debt issuance costs	223	398
Other borrowings principal reductions	(5,167)	(5,606)
Other borrowings called and repaid	—	(15,000)
Repurchase shares of common stock	(420)	(1,764)
Surrender of restricted shares of common stock	(129)	(150)
Common stock options exercised	28	71
Cash dividends paid	(3,040)	(2,742)
Net cash (used in) provided by financing activities	(8,505)	9,398
Net decrease in cash and cash equivalents	(1,046)	(3,244)
Cash and cash equivalents at beginning of year	19,221	22,465
Cash and cash equivalents at end of year	$18,175	$19,221

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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2023, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at reaching a level of reasonable assurance.
The report of management required under Item 9A is included under Item 8 of this report along with the Company’s consolidated financial statements under the heading “Report by Citizens Community Bancorp, Inc.’s Management on Internal Control over Financial Reporting” and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Director Nominations”, “Audit Committee Matters – Audit Committee Financial Expert”, and “Corporate Governance Matters – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2024.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following three outside independent directors: Timothy Olson (Chairman), Kristina Bourget and Kathleen Skarvan.
ITEM 11. EXECUTIVE COMPENSATION
The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2024.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2023, with respect to compensation plans under which shares of common stock were issued or available to be issued:

	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Common Shares Available for Future Issuance Under Equity
Plan Category	Warrants and Rights (1)	Warrants and Rights	Compensation Plans (2)
Equity compensation plans approved by security holders	54,000	$11.59	59,813
Equity compensation plans not approved by security holders	—	—	—
Total	54,000	$11.59	59,813
(1)Represents 54,000 shares of our Common Stock to be issued upon exercise of outstanding stock options under the 2008 Equity Incentive Plan (the “Prior Plan”).
(2)Represents 59,813 shares of our Common Stock available for issuance under the 2018 Equity Incentive Plan. No new awards may be granted under the Prior Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:
Report of Independent Registered Public Accounting Firm (Eide Bailly LLP)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements
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

3.4
Amended and Restated Bylaws of the Registrant dated January 23, 2023 (incorporated by reference to Exhibit 3.4 to the Company's annual report on Form 10-K for the year ended December 31, 2022 filed on March 7, 2023 (File No. 001-33003)).

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

10.13
Securities Purchase Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.14
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

10.16+
Second Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A. and James S. Broucek, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 4, 2022 (File No. 001-33003)).

10.17+
Addendum No. 1 dated December 13, 2023 to the Third Amended and Restated Executive Employment Agreement dated April 21, 2022 by and between Citizens Community Federal, N.A. and with Stephen M. Bianchi (filed herewith).

10.18+
Addendum No. 1 dated December 13, 2023 to the Second Amended and Restated Executive Employment Agreement dated April 21, 2022 by and between Citizens Community Federal, N.A. and with James S. Broucek (filed herewith).

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

10.21
Business Note, dated October 22, 2020, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to the Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 6, 2020 (File No. 001-33003)).

10.22
Business Note Renewal, dated August 1, 2021, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to the Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 8, 2021 (File No. 001-33003)).

10.23
Note Modification Agreement, dated October 20, 2021, to the Business Note, dated October 22, 2020 issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K filed on March 2, 2022 (File No. 001-33003)).

10.24
Business Note Renewal, Dated August 1, 2022, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 7, 2022 (File No. 001-33003)).

10.25
Business Note Renewal, Dated August 1, 2023, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 3, 2023 (File No, 001-33003)).

16.1
Letter, dated November 20, 2023, from Eide Bailly LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed on November 20, 2023 (File No. 001-330003)).

21	Subsidiaries of the Company as of December 31, 2023 (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (Eide Bailly, LLP) (filed herewith).
31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer (filed herewith).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

+	A management contract or compensatory plan or arrangement
*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
    Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: March 5, 2024	By:	/s/ James S. Broucek
James S. Broucek
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2024	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: March 5, 2024	By:	/s/ Michael L. Swenson
Michael L. Swenson Lead Director

Date: March 5, 2024	By:	/s/ Kristina M. Bourget
Kristina M. Bourget Director

Date: March 5, 2024	By:	/s/ Michael Conner
Michael Conner Director

Date: March 5, 2024	By:	/s/ Francis E. Felber
Francis E. Felber Director

Date: March 5, 2024	By:	/s/ James D. Moll
James D. Moll Director

Date: March 5, 2024	By:	/s/ Timothy L. Olson
Timothy L. Olson Director

Date: March 5, 2024	By:	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan Director

Date: March 5, 2024	By:	/s/ James S. Broucek
James S. Broucek Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)