Form 10-Q
period 2024-03-31
Citizens Community Bancorp Inc.
filed 2024-05-08
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At May 8, 2024 there were 10,406,341 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2024

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2024 (unaudited) and December 31, 2023
(derived from audited financial statements)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$28,638	$37,138
Other interest bearing deposits	—	—
Available for sale ("AFS") securities, at fair value (amortized cost of $176,564, net of allowance for credit losses of $0 at March 31, 2024 and amortized cost of $179,744, net of allowance for credit losses of $0 at December 31, 2023)	151,672	155,743
Held to maturity ("HTM") securities, at amortized cost (fair value of $70,270, net of allowance for credit losses of $0 at March 31, 2024 and fair value of $73,262, net of allowance for credit losses of $0 at December 31, 2023)	89,942	91,229
Equity investments	3,281	3,284
Other investments	13,022	15,725
Loans receivable	1,450,159	1,460,792
Allowance for credit losses	(22,436)	(22,908)
Loans receivable, net	1,427,723	1,437,884
Loans held for sale	—	5,773
Mortgage servicing rights, net	3,774	3,865
Office properties and equipment, net	18,026	18,373
Accrued interest receivable	6,324	5,409
Intangible assets	1,515	1,694
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,845	1,795
Bank owned life insurance ("BOLI")	25,836	25,647
Other assets	16,219	16,334
TOTAL ASSETS	$1,819,315	$1,851,391

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,527,489	$1,519,092
Federal Home Loan Bank (“FHLB”) advances	39,500	79,530
Other borrowings	67,523	67,465
Other liabilities	11,982	11,970
Total liabilities	1,646,494	1,678,057

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 10,406,880 and 10,440,591 shares issued and outstanding, respectively	104	104
Additional paid-in capital	118,916	119,441
Retained earnings	71,831	71,117
Accumulated other comprehensive loss	(18,030)	(17,328)
Total stockholders’ equity	172,821	173,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,819,315	$1,851,391
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2024 and 2023
(in thousands, except per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest and dividend income:
Interest and fees on loans	$20,168	$17,126
Interest on investments	2,511	2,547
Total interest and dividend income	22,679	19,673
Interest expense:
Interest on deposits	9,209	4,348
Interest on FHLB and FRB borrowed funds	512	1,493
Interest on other borrowed funds	1,053	1,037
Total interest expense	10,774	6,878
Net interest income before provision for credit losses	11,905	12,795
Provision for credit losses	(800)	50
Net interest income after provision for credit losses	12,705	12,745
Non-interest income:
Service charges on deposit accounts	471	485
Interchange income	541	551
Loan servicing income	582	569
Gain on sale of loans	1,020	298
Loan fees and service charges	230	80
Net gains on investment and equity securities	167	56
Other	253	253
Total non-interest income	3,264	2,292
Non-interest expense:
Compensation and related benefits	5,483	5,338
Occupancy	1,367	1,423
Data processing	1,597	1,460
Amortization of intangible assets	179	204
Mortgage servicing rights expense, net	148	158
Advertising, marketing and public relations	164	136
FDIC premium assessment	205	201
Professional services	566	505
Losses (gains) on repossessed assets, net	—	(29)
Other	1,068	725
Total non-interest expense	10,777	10,121
Income before provision for income taxes	5,192	4,916
Provision for income taxes	1,104	1,254
Net income attributable to common stockholders	$4,088	$3,662
Per share information:
Basic earnings	$0.39	$0.35
Diluted earnings	$0.39	$0.35
Cash dividends paid	$0.32	$0.29
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Three months ended March 31, 2024 and 2023
(in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income attributable to common stockholders	$4,088	$3,662
Other comprehensive (loss) income, net of tax:
Securities available for sale
Net unrealized (losses) gains arising during period, net of tax	(702)	1,065
Other comprehensive (loss) income, net of tax	(702)	1,065
Comprehensive income	$3,386	$4,727
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2024
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2023	10,440,591	$104	$119,441	$71,117	$(17,328)	$173,334
Net income	—	—	—	4,088	—	4,088
Other comprehensive income, net of tax	—	—	—	—	(702)	(702)
Surrender of restricted shares of common stock	(9,471)	—	(113)	—	—	(113)
Restricted common stock awarded under the equity incentive plan	16,955		—	—	—	—
Restricted common stock issued upon achievement of the 2021 performance criteria	8,805	—	—	—	—	—
Common stock repurchased	(50,000)	—	(570)	(28)	—	(598)
Amortization of restricted stock	—	—	158	—	—	158
Cash dividends ($0.32 per share)	—	—	—	(3,346)	—	(3,346)
Balance at March 31, 2024	10,406,880	$104	$118,916	$71,831	$(18,030)	$172,821
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Twelve Months Ended December 31, 2023
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2023	10,425,119	$104	$119,240	$65,400	$(17,656)	$167,088
Net income	—	—	—	3,662	—	3,662
Other comprehensive loss, net of tax	—	—	—	—	1,065	1,065
Forfeiture of unvested shares	(1,168)	—	—	—	—	—
Surrender of restricted shares of common stock	(10,287)	—	(129)	—	—	(129)
Restricted common stock awarded under the equity incentive plan	50,606	1	—	—	—	1
Restricted stock issued upon achievement of the 2020 performance criteria	18,551	—	—	—	—	—
Amortization of restricted stock	—	—	216	—	—	216
Cumulative change in accounting principle for adoption of ASU 2016-13	—	—	—	(4,432)	—	(4,432)
Cumulative change in accounting principle for adoption of ASU 2023-02	—	—	—	130	—	130
Cash dividends ($0.29 per share)	—	—	—	(3,040)	—	(3,040)
Balance at March 31, 2023	10,482,821	105	119,327	61,720	(16,591)	164,561
Net income	—	—	—	3,206	—	3,206
Other comprehensive loss, net of tax	—	—	—	—	(2,286)	(2,286)
Forfeiture of unvested shares	(1,500)	—	—	—	—	—
Common stock options exercised	3,000	—	28	—	—	28
Common stock repurchased	(14,146)	—	(117)	—	—	(117)
Amortization of restricted stock	—	—	166	—	—	166
Balance at June 30, 2023	10,470,175	105	119,404	64,926	(18,877)	165,558
Net income	—	—	—	2,498	—	2,498
Other comprehensive loss, net of tax	—	—	—	—	(2,862)	(2,862)
Forfeiture of unvested shares	(2,084)	—	—	—	—	—
Amortization of restricted stock	—	—	208	—	—	208
Balance, September 30, 2023	10,468,091	105	119,612	67,424	(21,739)	165,402
Net income	—	—	—	3,693	—	3,693
Other comprehensive loss, net of tax	—	—	—	—	4,411	4,411
Common stock repurchased	(27,500)	(1)	(303)	—	—	(304)
Amortization of restricted stock	—	—	132	—	—	132
Balance, December 31, 2023	10,440,591	$104	$119,441	$71,117	$(17,328)	$173,334
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2024 and 2023
(in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income attributable to common stockholders	$4,088	$3,662
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities net discount accretion	(19)	(30)
Depreciation expense	561	606
(Negative provision) provision for credit losses	(800)	50
Net realized gain on equity securities	(167)	(56)
Increase in mortgage servicing rights resulting from transfers of financial assets	(57)	(16)
Mortgage servicing rights amortization and impairment, net	148	158
Amortization of intangible assets	179	204
Amortization of restricted stock	158	216
Loss on sale of office properties and equipment	(13)	—
Decrease in deferred income taxes	355	457
Increase in cash surrender value of life insurance	(189)	(164)
Net loss (gain) from disposals of foreclosed and repossessed assets	—	(29)
Gain on sale of loans held for sale, net	(1,020)	(298)
Proceeds from sale of loans held for sale	18,543	4,563
Originations of loans held for sale	(11,750)	(5,026)
Proceeds from insurance claim on foreclosed and repossessed assets	27	—
Net change in:
Accrued interest receivable and other assets	(966)	(837)
Other liabilities	12	(1,640)
Total adjustments	5,002	(1,842)
Net cash provided by operating activities	9,090	1,820
Cash flows from investing activities:
Purchase of available for sale securities	—	(11,007)
Proceeds from principal payments of available for sale securities	3,202	5,077
Proceeds from principal payments and maturities of held to maturity securities	1,284	1,075
Equity investment capital distribution	170	—
Purchase of equity investments	—	(300)
Net sales (purchases) of other investments	2,703	(1,594)
Proceeds from sales of foreclosed and repossessed assets	—	212
Net decrease (increase) in loans	10,888	(9,082)
Net capital expenditures	(214)	(313)
Proceeds from disposal of office properties and equipment	13	3
Net cash provided by (used in) investing activities	18,046	(15,929)

Cash flows from financing activities:
Change in short term Federal Home Loan Bank advances, net	(34,500)	70,000
Federal Home Loan Bank advance long-term maturities	(5,530)	(30,000)
Amortization of debt issuance costs	58	58
Other borrowings principal reductions	—	(5,167)
Net increase in deposits	8,393	12,073
Common stock restricted shares	—	1
Repurchase shares of common stock	(598)	—
Surrender of restricted shares of common stock	(113)	(129)
Cash dividends paid	(3,346)	(3,040)
Net cash (used in) provided by financing activities	(35,636)	43,796
Net (decrease) increase in cash and cash equivalents	(8,500)	29,687
Cash and cash equivalents at beginning of period	37,138	35,363
Cash and cash equivalents at end of period	$28,638	$65,050

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$7,079	$4,325
Interest on borrowings	$2,249	$2,947
Income taxes	$—	$—
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$73	$25

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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date of March 31, 2024, through the date on which the consolidated financial statements were available to be issued on May 8, 2024, for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024; the matters described in “Risk Factors” in Item 1A of this Form 10-Q; and external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
Cash and Cash Equivalents—For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash, due from banks, and interest bearing deposits with original maturities of three months or less.
Investment Securities; Available for Sale and Held to Maturity – Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of the date of each balance sheet. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Investment securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with unrealized holding gains and losses being reported in other comprehensive income (loss), net of tax. Realized gains or losses on sales of available for sale securities are calculated with the specific identification method and are included in the consolidated statements of operations under net gains on investment securities. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.
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
The Company has elected to not measure an ACL on accrued interest on available for sale and held to maturity securities, as it would write off accrued interest in a timely manner if the related security was determined to have a credit loss. The Company has no available for sale securities or held to maturity securities which it deems to have a credit loss at March 31, 2024.
Equity investments - The Company is required to maintain an investment in Federal Agricultural Mortgage Corporation (“Farmer Mac”) equity securities. Farmer Mac equity securities are carried at their fair market value, which is readily determinable. Changes in fair value are recognized as net gains or losses on investment securities in our consolidated statement of operations.
Also included in equity investments are the Company’s investments in a Volker Rule-compliant Small Business Investment Company ("SBIC") and an investment fund. The SBIC and investment fund meet the definition of investment companies, as defined in ASC 946, Financial Services - Investment Companies. These investments seek returns by investing in various small businesses and do not have redemption rights. Distributions from the investments will be received as the underlying investments, which generally have a life of 10 years, are liquidated. We elected the practical expedient available in Topic 820, Fair Value Measurements, which permits the use of net asset value ("NAV") per share or equivalent to value investments in entities that are or are similar to investment companies. SBICs and investment funds report their investments at estimated fair value. We record the unrealized gains and losses resulting from changes in the fair value of these investments as net gains or losses on investment securities in our consolidated statements of operations. The carrying value of these investments is equal to the capital account as provided by the investee and adjusted as necessary.
Other Investments - As a member of the Federal Reserve Bank (“FRB”) System and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as other income in our consolidated statements of operations.

Also included in other investments is stock of our correspondent bank, Bankers’ Bank, without readily determinable fair value. This stock is carried at cost plus or minus changes resulting from observable price changes in orderly transactions for this stock, less other-than-temporary impairment charges, if any.
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $13,022 at March 31, 2024 consisted of $4,595 of FHLB stock, $5,703 of Federal Reserve Bank stock and $2,724 of Bankers’ Bank stock. Other investments totaling $15,725 at December 31, 2023 consisted of $7,302 of FHLB stock and $5,699 of Federal Reserve Bank stock and $2,724 of Bankers’ Bank stock.
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
The determination of the ACL requires significant judgement to estimate credit losses. The ACL on loans is measured collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that the loan does not share similar risk characteristics with other loans. The ACL on loans collectively evaluated is measured using the loss rate model. The Company categorizes its loan portfolio into four segments based on similar risk characteristics. Loans within each segment are pooled based on individual loan characteristics. Aggregated risk drivers are then calculated at a pool level. Risk drivers are identified attributes that have proven to be predictive of loan loss rates and vary based on loan segment and type. A loss rate is calculated and applied to the pool utilizing a model that combines the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to project lifetime losses. For commercial/agricultural real estate loans, the loss rate is then combined with the loans balance and contractual maturity, adjusted for expected prepayments, to determine expected future losses. Future and supportable economic forecasts are based on national economic conditions and their reversion to the mean is implicit in the model and generally occurs over a period of two years. For commercial and industrial/agricultural operating, residential, and consumer loans, the loss rate is then combined with the loans balance and contractual maturity, to determine expected future losses.
Qualitative adjustments are made to the allowance calculated on collectively evaluated loans to incorporate factors not included in the model. Qualitative factors include but are not limited to, lending policies and procedures, the experience and ability of lending and other staff, the volume and severity of problem credits, quality of the loan review system, and other external factors.
Loans that exhibit different risk characteristics from the pool are individually evaluated. Loans can be identified for individual evaluation for a variety of reasons including delinquency, nonaccrual status, risk rating and loan modification. Accruing loans that exhibit different risk characteristics from their pool may also be within scope. On these loans, an allowance may be established so that the loan is reported, net, at the lower of (a) its amortized cost; (b) the present value of the loan’s estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if the loan is collateral dependent. Collateral dependency is determined using the practical expedient when: 1) the borrower is experiencing financial difficulty; and 2) repayment is expected to be provided substantially through the sale or operation of the collateral.
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
Mortgage Servicing Rights— Mortgage servicing rights (“MSR”) assets result as the Company sells loans to investors in the secondary market and retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed for impairment at least annually; and carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded as “Mortgage servicing rights expense, net” in non-interest expense in the consolidated statements of operations.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives originally ranging from 72 to 111 months utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of March 31, 2024, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2023. The Company has monitored events and conditions since December 31, 2023, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
New Markets Tax Credits - As a part of its commitment to the communities it serves, in the first quarter of 2022, the Company made an investment in an LLC that is sponsoring a community development project that has been awarded a New Markets Tax Credit (“NMTC”) through the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. This investment is Community Reinvestment Act eligible and is designed to generate a return primarily through the realization of the tax credit. This LLC is considered a Variable Interest Entity (VIE) as the Company represents the holder of the equity investment at risk. However, the Company does not have the ability to direct the activities that most significantly affect the performance of the LLC. As such, the Company is not the primary beneficiary of the VIE and the LLC has not been consolidated. With the adoption of ASU 2023-02 on January 1, 2023 discussed in Recent Accounting Pronouncements - Adopted below, the investment is accounted for using the proportional amortization method, which requires amortizing the investment in the period of and in proportion to the recognition of the related tax credit. Amortization of the investment is included in provision for income taxes and the utilization of the tax credit is recorded as a reduction in provision for income taxes. Prior to the adoption of ASU 2023-02 the investment was accounted for using the equity method of accounting and was amortized through non-interest expense

As of March 31, 2024, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $2,753. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of March 31, 2024, there were no known instances of noncompliance associated with the investment.
Leases - We determine if an arrangement is a lease at inception. All of our existing leases have been determined to be operating leases under ASC 842. Right-of-use (“ROU”) assets are included in other assets in our consolidated balance sheets. Operating lease liabilities are included in other liabilities in our consolidated balance sheets. Lease expense is included in non-interest expense, “Occupancy” in the consolidated statements of operations.

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
Federal Hold Loan Bank (“FHLB”) advances - The Bank holds both $9,500 and $44,000 short-term and $30,000 and $35,530 long-term FHLB advances as of March 31, 2024 and December 31, 2023, respectively. For cash flow purposes the short-term FHLB advances are disclosed net with original maturities of three months or less.
Debt and equity issuance costs—Debt issuance costs, which consist primarily of fees paid to note lenders, are deferred and included in other borrowings in the consolidated balance sheets.Debt issuance costs that originated in 2020 and thereafter, are amortized through the first Company call option date of the corresponding debt, as a component of interest expense on other borrowed funds in the consolidated statements of operations. Senior note debt issuance costs, are amortized over the contractual term of the corresponding debt, as a component of interest expense on other borrowed funds in the consolidated statements of operations. Specific costs associated with the issuance of shares of the Company’s common or preferred stock are netted against proceeds and recorded in stockholders’ equity, as additional paid in capital, on the consolidated balance sheets, in the period of the share issuance.
Share-Based Compensation—The Company may grant restricted stock awards and other stock-based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. The Company accounts for forfeitures as they occur. While time based restricted shares are subject to forfeiture, time based restricted stock award participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The time based restricted shares granted under the 2018 Equity Incentive Plan (the “Plan”) are subject to a three-year vesting period. Compensation expense for time based restricted stock is recognized over the requisite service period of three years for the entire award on a straight-line basis. Performance based restricted shares are earned over a three-year period based on Board approved performance metrics and expense is recorded based on expected shares vesting. The performance based restricted stock award participants do not have voting rights and do not receive dividends or other distributions paid with respect to the performance based restricted shares. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Operations.
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
The Company’s effective tax rates were 21.3% for the three months ended March 31, 2024, and 25.5% for the three months ended March 31, 2023. The Wisconsin state budget, signed July 5, 2023, effective January 1, 2023, made originated loans in Wisconsin for business purposes up to $5,000 non-taxable. This change lowers the Company’s income tax rate for the three-months ended March 31, 2024, and lowered the Company’s income tax rate for the twelve-month period ended December 31, 2023, before related valuation allowance. Income tax expense in 2023, was lower due to the retroactive, effect of this change. This reduction of income tax expense was offset by a one-time tax expense of $1,828 in the period ended September 30, 2023, as the impact of the resulting lower incremental tax rate decreased the estimated future realization of an existing deferred tax asset resulting in a valuation allowance.
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
Derivatives--Rate-lock Commitments and Forward Sale Agreements —The Company enters into commitments to originate loans, whereby the interest rate on the loan is determined prior to funding (rate-lock commitment). Rate-lock commitments on mortgage loans held for sale are derivative instruments. If material, derivative instruments are carried on the consolidated balance sheets at fair value, and changes in the fair value thereof are recognized in the consolidated statements of operations. The Company originates single-family residential loans for sale, pursuant to programs primarily with the Federal Home Loan Mortgage Corporation (“FHLMC”) and other similar third parties. In connection with these programs, at the time the Company initially issues a loan commitment, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with the prospective loan purchaser, at a specific price, in order to manage the interest rate risk inherent to the rate-lock commitment. The forward sale agreement also meets the definition of a derivative instrument. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate, to the time the Company funds the loan and sells the loan to a third party varies, and could be up to 90 days. The fair value of each instrument will rise and fall in response to changes in market interest rates, subsequent to the dates the interest rate locks and forward sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company’s interest rate and price risks.
At March 31, 2024, the Company had $2,437 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of March 31, 2024.
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
Recently Issued, But Not Yet Effective Accounting Pronouncements
ASU 2023-07, Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures—This ASU, issued in November 2023, is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact and applicability of these new disclosure requirements. As all new requirements are disclosure-related only, adoption will have no material impact on the Company’s financial condition or results of operations.
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost and fair value of securities available for sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of March 31, 2024 and December 31, 2023, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
U.S. government agency obligations	$15,835	$62	$169	$15,728
Mortgage-backed securities	89,933	—	19,254	70,679
Corporate debt securities	47,164	29	5,415	41,778
Asset-backed securities	23,632	31	176	23,487
Total available for sale securities	$176,564	$122	$25,014	$151,672

December 31, 2023
U.S. government agency obligations	$16,655	$77	$156	$16,576
Mortgage-backed securities	91,091	—	17,611	73,480
Corporate debt securities	47,158	6	5,990	41,174
Asset-backed securities	24,840	12	339	24,513
Total available for sale securities	$179,744	$95	$24,096	$155,743
The amortized cost and fair value of securities held to maturity and the corresponding amounts of gross unrecognized gains and losses as of March 31, 2024 and December 31, 2023, respectively, were as follows:

Held to maturity securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2024
Obligations of states and political subdivisions	$500	$—	$34	$466
Mortgage-backed securities	89,442	4	19,642	69,804
Total held to maturity securities	$89,942	$4	$19,676	$70,270

December 31, 2023
Obligations of states and political subdivisions	$600	$—	$35	$565
Mortgage-backed securities	90,629	6	17,938	72,697
Total held to maturity securities	$91,229	$6	$17,973	$73,262
At March 31, 2024, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $28,865 as collateral to secure a line of credit with the Federal Reserve Bank. As of March 31, 2024, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2024, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $442 and mortgage-backed securities with a carrying value of $1,863 as collateral against specific municipal deposits. As of March 31, 2024, the Bank also has mortgage-backed securities with a carrying value of $151 and U.S. Government Agencies with a carrying value of $396 pledged as collateral to the Federal Home Loan Bank of Des Moines.
At December 31, 2023, the Bank had pledged certain of its mortgage-backed securities with a carrying value of $29,191 as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2023, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2023, the Bank had pledged certain of its U.S. Government Agency securities with a carrying value of $516 and mortgage-backed securities with a carrying value of $1,928 as collateral against specific municipal deposits. As of December 31, 2023, the Bank also had mortgage-backed securities with a carrying value of $179 and U.S. Government Agencies with a carrying value of $415 pledged as collateral to the Federal Home Loan Bank of Des Moines.

For the three month periods ended March 31, 2024, and March 31, 2023, there were no sales of available for sale securities.
The estimated fair value of securities at March 31, 2024 and December 31, 2023, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024		December 31, 2023
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,500	$2,491	$—	$—
Due after one year through five years	11,166	10,920	13,986	13,703
Due after five years through ten years	44,977	39,687	45,549	39,701
Due after ten years	27,988	27,895	29,118	28,859
Total securities with contractual maturities	86,631	80,993	88,653	82,263
Mortgage-backed securities	89,933	70,679	91,091	73,480
Total available for sale securities	$176,564	$151,672	$179,744	$155,743

	March 31, 2024		December 31, 2023
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$97	$100	$100
Due after one year through five years	400	369	500	465
Due after five years through ten years	—	—	—	—
Total securities with contractual maturities	500	466	600	565
Mortgage-backed securities	89,442	69,804	90,629	72,697
Total held to maturity securities	$89,942	$70,270	$91,229	$73,262

Securities with unrealized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2024
U.S. government agency obligations	$3,592	$9	$3,511	$160	$7,103	$169
Mortgage-backed securities	2	—	70,677	19,254	70,679	19,254
Corporate debt securities	—	—	39,838	5,415	39,838	5,415
Asset-backed securities	—	—	18,676	176	18,676	176
Total	$3,594	$9	$132,702	$25,005	$136,296	$25,014
December 31, 2023
U.S. government agency obligations	$3,776	$5	$3,627	$151	$7,403	$156
Mortgage-backed securities	—	$—	$73,476	$17,611	$73,476	$17,611
Corporate debt securities	3,350	$76	$35,916	$5,914	$39,266	$5,990
Asset-backed securities	3,348	$22	$20,008	$317	$23,356	$339
Total	$10,474	$103	$133,027	$23,993	$143,501	$24,096

At March 31, 2024 no ACL was established for available for sale or held to maturity securities. Substantially all the held to maturity portfolio is made up of agency backed mortgage securities. These securities are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. At March 31, 2024, there were no past due held to maturity securities.Accordingly, the Company does not expect to incur credit losses on these securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	March 31, 2024		December 31, 2023
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$97,305	$78,026	$98,977	$81,351
AAA	12,386	12,256	9,695	9,508
AA	19,709	19,613	23,913	23,709
A	8,200	7,465	8,200	7,292
BBB	38,964	34,312	38,959	33,883
Non-rated	—	—	—	—
Total available for sale securities	$176,564	$151,672	$179,744	$155,743
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	March 31, 2024		December 31, 2023
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$89,442	$69,804	$90,629	$72,697
AAA	—	—	—	—
AA	—	—	—	—
A	500	466	600	565
Total	$89,942	$70,270	$91,229	$73,262

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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2024, and December 31, 2023, follows:

	March 31, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$743,630	51.3%	$748,447	51.2%
Agricultural real estate	80,267	5.6%	83,157	5.7%
Multi-family real estate	235,318	16.2%	228,004	15.6%
Construction and land development	93,055	6.4%	110,218	7.5%
C&I/Agricultural operating:
Commercial and industrial	128,011	8.8%	121,190	8.3%
Agricultural operating	26,244	1.8%	25,695	1.8%
Residential mortgage:
Residential mortgage	129,139	8.9%	128,479	8.8%
Purchased HELOC loans	2,895	0.2%	2,880	0.2%
Consumer installment:
Originated indirect paper	5,851	0.4%	6,535	0.4%
Other consumer	5,749	0.4%	6,187	0.4%
Total loans receivable	$1,450,159	100%	$1,460,792	100%
Less Allowance for credit losses	(22,436)		(22,908)
Net loans receivable	$1,427,723		$1,437,884

Credit Quality/Risk Ratings:
    Management utilizes a numeric risk rating system to identify and quantify the Bank’s risk of loss within its commercial/agricultural real estate and commercial and industrial/agricultural operating loan portfolios. Ratings are initially assigned prior to funding the loan, and may be changed at any time as circumstances warrant.
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
As of March 31, 2024, and December 31, 2023, there were no loans classified as doubtful with a risk rating of 8 and no loans classified as loss with a risk rating of 9.
Residential and consumer loans are typically not rated until they are past due 90 days at month-end which is why thy are classified as pass graded 1-5 and once past due or have a history of delinquencies, get assigned a grade 7.

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of March 31, 2024, and gross charge-offs for the three months ended March 31, 2024:

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$12,070	$73,515	$135,002	$233,638	$94,729	$170,326	$10,454	$—	$729,734
Risk rating 6	—	—	—	4,416	—	—	—	—	4,416
Risk rating 7	—	308	696	3,403	220	4,853	—	—	9,480
Total	$12,070	$73,823	$135,698	$241,457	$94,949	$175,179	$10,454	$—	$743,630
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate
Risk rating 1 to 5	$655	$14,412	$18,239	$11,371	$7,663	$20,339	$1,063	$—	$73,742
Risk rating 6	—	—	170	5,358	—	614	—	—	6,142
Risk rating 7	—	—	354	—	—	29	—	—	383
Total	$655	$14,412	$18,763	$16,729	$7,663	$20,982	$1,063	$—	$80,267
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Risk rating 1 to 5	$2,085	$5,143	$50,345	$103,831	$45,318	$28,500	$96	$—	$235,318
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$2,085	$5,143	$50,345	$103,831	$45,318	$28,500	$96	$—	$235,318
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$1,814	$50,215	$30,065	$6,169	$1,368	$1,228	$1,938	$—	$92,797
Risk rating 6	—	—	—	—	—	109	—	—	109
Risk rating 7	—	—	—	—	—	—	149	—	149
Total	$1,814	$50,215	$30,065	$6,169	$1,368	$1,337	$2,087	$—	$93,055
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$3,227	$15,954	$31,585	$25,779	$10,087	$6,111	$32,497	$—	$125,240
Risk rating 6	—	—	—	14	—	—	2,300	—	2,314
Risk rating 7	—	16	—	437	—	4	—	—	457
Total	$3,227	$15,970	$31,585	$26,230	$10,087	$6,115	$34,797	$—	$128,011
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural operating
Risk rating 1 to 5	$1,499	$4,391	$3,516	$789	$688	$2,307	$11,948	$—	$25,138
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	473	633	—	—	—	—	1,106
Total	$1,499	$4,391	$3,989	$1,422	$688	$2,307	$11,948	$—	$26,244
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$2,793	$30,478	$33,007	$7,933	$2,326	$34,157	$15,434	$—	$126,128
Risk rating 7	—	—	135	—	—	2,876	—	—	3,011
Total	$2,793	$30,478	$33,142	$7,933	$2,326	$37,033	$15,434	$—	$129,139
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$2,895	$—	$2,895
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,895	$—	$2,895
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$5,805	$—	$—	$5,805
Risk rating 7	—	—	—	—	—	46	—	—	46
Total	$—	$—	$—	$—	$—	$5,851	$—	$—	$5,851
Current period gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Other consumer
Risk rating 1 to 5	$428	$1,873	$1,306	$625	$494	$522	$491	$—	$5,739
Risk rating 7	—	7	1	—	—	1	1	—	10
Total	$428	$1,880	$1,307	$625	$494	$523	$492	$—	$5,749
Current period gross charge-offs	$—	$—	$2	$—	$—	$—	$2	$—	$4
Total loans receivable	$24,571	$196,312	$304,894	$404,396	$162,893	$277,827	$79,266	$—	$1,450,159
Total current period gross charge-offs	$—	$—	$2	$—	$—	$1	$2	$—	$5

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of December 31, 2023, and gross charge-offs for the twelve months ended December 31, 2023:

	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$73,564	$133,583	$236,774	$90,881	$71,104	$107,999	$10,204	$—	$724,109
Risk rating 6	309	—	9,510	—	—	—	—	—	9,819
Risk rating 7	25	696	3,213	4,548	183	5,854	—	—	14,519
Total	$73,898	$134,279	$249,497	$95,429	$71,287	$113,853	$10,204	$—	$748,447
Current period gross charge-offs	$—	$—	$10	$—	$—	$4	$—	$—	$14
Agricultural real estate
Risk rating 1 to 5	$16,335	$19,026	$11,582	$7,719	$5,463	$15,418	$1,009	$—	$76,552
Risk rating 6	—	171	5,409	—	152	482	—	—	6,214
Risk rating 7	—	360	—	—	31	—	—	—	391
Total	$16,335	$19,557	$16,991	$7,719	$5,646	$15,900	$1,009	$—	$83,157
Current period gross charge-offs	$—	$—	$—	$32	$—	$—	$—	$—	$32
Multi-family real estate
Risk rating 1 to 5	$5,016	$50,617	$95,686	$45,685	$8,591	$22,364	$45	$—	$228,004
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$5,016	$50,617	$95,686	$45,685	$8,591	$22,364	$45	$—	$228,004
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$42,639	$37,783	$18,912	$8,014	$119	$1,124	$1,314	$—	$109,905
Risk rating 6	—	—	—	—	—	110	—	—	110
Risk rating 7	—	—	—	—	—	54	149	—	203
Total	$42,639	$37,783	$18,912	$8,014	$119	$1,288	$1,463	$—	$110,218
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$16,758	$31,915	$28,059	$11,406	$4,746	$2,023	$24,059	$—	$118,966
Risk rating 6	—	—	—	—	5	—	2,200	—	2,205
Risk rating 7	—	—	—	—	—	2	—	17	19
Total	$16,758	$31,915	$28,059	$11,406	$4,751	$2,025	$26,259	$17	$121,190
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural operating
Risk rating 1 to 5	$4,734	$3,908	$856	$746	$295	$2,144	$11,831	$—	$24,514
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	476	704	—	—	1	—	—	1,181
Total	$4,734	$4,384	$1,560	$746	$295	$2,145	$11,831	$—	$25,695
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$28,808	$33,660	$8,743	$2,610	$2,292	$33,744	$15,544	$—	125,401
Risk rating 7	—	141	—	—	14	2,875	—	48	3,078
Total	$28,808	$33,801	$8,743	$2,610	$2,306	$36,619	$15,544	$48	$128,479
Current period gross charge-offs	$—	$—	$10	$—	$—	$68	$—	$—	$78
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$2,880	$—	$2,880
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$2,880	$—	$2,880
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$6,491	$—	$—	$6,491
Risk rating 7	—	—	—	—	—	44	—	—	44
Total	$—	$—	$—	$—	$—	$6,535	$—	$—	$6,535
Current period gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13
Other consumer
Risk rating 1 to 5	$2,104	$1,525	$763	$559	$402	$274	$530	$1	$6,158
Risk rating 7	9	2	—	—	16	1	1	—	29
Total	$2,113	$1,527	$763	$559	$418	$275	$531	$1	$6,187
Current period gross charge-offs	$—	$2	$1	$11	$3	$6	$—	$—	$23
Total loans receivable	$190,301	$313,863	$420,211	$172,168	$93,413	$201,004	$69,766	$66	$1,460,792
Total current period gross charge-offs	$—	$2	$21	$43	$3	$91	$—	$—	$160

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

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three months ended March 31, 2024:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended March 31, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,784	$1,105	$2,744	$275	$22,908
Charge-offs	—	—	—	(5)	(5)
Recoveries	39	15	1	3	58
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(568)	46	20	(23)	(525)
ACL - Loans, at end of period	$18,255	$1,166	$2,765	$250	$22,436

The following table presents the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three months ended March 31, 2023:

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
Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $975 at March 31, 2024, and $1,250 at December 31, 2023, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the three months ended March 31, 2024, and the twelve months ended December 31, 2023.

	March 31, 2024 and Three Months Ended	December 31, 2023 and Twelve Months Ended
ACL - Unfunded Commitments - beginning of period	$1,250	$—
Cumulative effect of ASU 2016-13 adoption	—	1,537
Additions to ACL - Unfunded Commitments via provision for credit losses charged to operations	(275)	(287)
ACL - Unfunded Commitments - End of period	$975	$1,250

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

	March 31, 2024 and Three Months Ended	March 31, 2023 and Three Months Ended
Provision for credit losses on:
Loans	$(525)	$57
Unfunded Commitments	(275)	(7)
Total provision for credit losses	$(800)	$50

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of March 31, 2024, and December 31, 2023, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
March 31, 2024
Commercial/Agricultural real estate:
Commercial real estate	$—	$50	$491	$541	$743,089	$743,630
Agricultural real estate	87	—	354	441	79,826	80,267
Multi-family real estate	—	—	—	—	235,318	235,318
Construction and land development	—	—	—	—	93,055	93,055
C&I/Agricultural operating:
Commercial and industrial	373	—	437	810	127,201	128,011
Agricultural operating	71	15	1,106	1,192	25,052	26,244
Residential mortgage:
Residential mortgage	1,741	365	757	2,863	126,276	129,139
Purchased HELOC loans	—	117	—	117	2,778	2,895
Consumer installment:
Originated indirect paper	35	—	12	47	5,804	5,851
Other consumer	19	—	3	22	5,727	5,749
Total	$2,326	$547	$3,160	$6,033	$1,444,126	$1,450,159

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
December 31, 2023
Commercial/Agricultural real estate:
Commercial real estate	$50	$308	$5,579	$5,937	$742,510	$748,447
Agricultural real estate	30	—	361	391	82,766	83,157
Multi-family real estate	—	—	—	—	228,004	228,004
Construction and land development	—	—	54	54	110,164	110,218
C&I/Agricultural operating:
Commercial and industrial	248	—	—	248	120,942	121,190
Agricultural operating	—	—	1,179	1,179	24,516	25,695
Residential mortgage:
Residential mortgage	856	583	1,023	2,462	126,017	128,479
Purchased HELOC loans	117	—	—	117	2,763	2,880
Consumer installment:
Originated indirect paper	66	—	12	78	6,457	6,535
Other consumer	38	—	20	58	6,129	6,187
Total	$1,405	$891	$8,228	$10,524	$1,450,268	$1,460,792

Nonaccrual Loans - The following tables present the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated at March 31, 2024, December 31, 2023, and March 31, 2023, with no allowance for credit losses and interest income that would have been recorded under the original terms of such nonaccrual loans:

March 31, 2024	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Interest Income Not Recorded for Nonaccrual loans
Commercial/Agricultural real estate:
Commercial real estate	$5,340	$5,125	$124
Agricultural real estate	382	383	7
C&I/Agricultural operating:
Commercial and industrial	440	289	8
Agricultural operating	1,106	1,106	34
Residential mortgage:
Residential mortgage	1,127	900	32
Consumer installment:
Originated indirect paper	17	17	—
Other consumer	1	1	—
Total	$8,413	$7,821	$205

December 31, 2023	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Interest Income Not Recorded for Nonaccrual loans
Commercial/Agricultural real estate:
Commercial real estate	$10,359	$10,347	$497
Agricultural real estate	391	391	46
Construction and land development	54	54	1
C&I/Agricultural operating:
Agricultural operating	1,180	1,180	120
Residential mortgage:
Residential mortgage	1,167	934	68
Consumer installment:
Originated indirect paper	15	15	1
Other consumer	18	18	1
Total	$13,184	$12,939	$734

March 31, 2023	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Interest Income Not Recorded for Nonaccrual loans
Commercial/Agricultural real estate:
Commercial real estate	$5,514	$636	$20
Agricultural real estate	2,496	1,252	69
C&I/Agricultural operating:
Commercial and industrial	452	15	8
Agricultural operating	794	358	55
Residential mortgage:
Residential mortgage	1,131	825	12
Consumer installment:
Originated indirect paper	21	21	1
Other consumer	2	2	—
Total	$10,410	$3,109	$165
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
The amount of interest income recognized by the Company for the three months ended March 31, 2024, and March 31, 2023, due to nonaccrual loan payoffs was $600 and $10, respectively.

Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following tables present the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of March 31, 2024, and December 31, 2023.

	Collateral Type
March 31, 2024	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$10,040	$—	$10,040	$8,411	$1,629	$193
Agricultural real estate	6,524	—	6,524	6,524	—	—
Construction and land development	258	—	258	258	—	—
C&I/Agricultural operating:
Commercial and industrial	—	2,757	2,757	2,607	150	12
Agricultural operating	—	1,106	1,106	1,106	—	—
Residential mortgage:
Residential mortgage	3,077	—	3,077	2,536	541	85
Consumer installment:
Originated indirect paper	—	46	46	46	—	—
Other consumer	—	10	10	10	—	—
Total	$19,899	$3,919	$23,818	$21,498	$2,320	$290

	Collateral Type
December 31, 2023	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$15,086	$—	$15,086	$11,350	$3,736	$703
Agricultural real estate	6,605	—	6,605	6,605	—	—
Construction and land development	313	—	313	313	—	—
C&I/Agricultural operating:
Commercial and industrial	—	2,219	2,219	2,219	—	—
Agricultural operating	—	1,181	1,181	1,181	—	—
Residential mortgage:
Residential mortgage	3,145	—	3,145	2,591	554	88
Consumer installment:
Originated indirect paper	—	44	44	44	—	—
Other consumer	—	29	29	29	—	—
Total	$25,149	$3,473	$28,622	$24,332	$4,290	$791
There were no outstanding commitments to borrowers experiencing financial difficulty as of March 31, 2024. There were unused lines of credit totaling $459 on loans with borrowers experiencing financial difficulties as of March 31, 2024.

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended March 31, 2024:

	Term Extension
Loan Class	Amortized Cost Basis at March 31, 2024	% of Total Class of Financing Receivables
Commercial and industrial	$2,300	1.80%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2024	% of Total Class of Financing Receivables
Residential mortgage	$82	0.06%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024:

Term Extension
Loan Class	Financial Effect
Commercial and industrial	A weighted average of 11 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Residential mortgage	Payments were deferred a weighted average of 3 months

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the twelve months ended March 31, 2024:

	Term Extension
Loan Class	Amortized Cost Basis at March 31, 2024	% of Total Class of Financing Receivables
Commercial real estate	$4,564	0.61%
Commercial and industrial	$2,300	1.80%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2024	% of Total Class of Financing Receivables
Residential mortgage	$151	0.12%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve months ended March 31, 2024:

Term Extension
Loan Class	Financial Effect
Commercial real estate	A weighted average of 20 months was added to the term of the loans
Commercial and industrial	A weighted average of 11 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Residential mortgage	Payments were deferred a weighted average of 4 months

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended March 31, 2023:

	Term Extension
Loan Class	Amortized Cost Basis at March 31, 2023	% of Total Class of Financing Receivables
Commercial real estate	$5,359	0.74%
Commercial and industrial	$25	0.02%
Residential mortgage	$38	0.03%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2023	% of Total Class of Financing Receivables
Other consumer	$22	0.33%
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

Loan Class	Financial Effect
Commercial real estate	A weighted average of 6 months was added to the term of the loans
Commercial and industrial	A weighted average of 5 months was added to the term of the loans
Residential mortgage	A weighted average of 17 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Other consumer	Payments were deferred a weighted average of 0.3 months

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following table shows the performance of such loans that have been modified during the twelve months ended March 31, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$4,564	$—	$—	$—
Commercial and industrial	2,300	—	—	—
Residential mortgage	82	—	—	69
Total	$6,946	$—	$—	$69
No loan modified during the three months ended March 31, 2023 has subsequently defaulted. The following table shows the performance of such loans that have been modified during the three months ended March 31, 2023.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$5,359	$—	$—	$—
Commercial and industrial	25	—	—	—
Residential mortgage	38	—	—	—
Other consumer	22	—	—	—
Total	$5,444	$—	$—	$—

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of March 31, 2024 and December 31, 2023 were $489,740 and $495,531, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $5,008 and $2,665 at March 31, 2024 and December 31, 2023, respectively.
Mortgage servicing rights activity for the three month periods ended March 31, 2024 and March 31, 2023 were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended
	March 31, 2024	March 31, 2023
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$3,865	$4,262
Increase in mortgage servicing rights resulting from transfers of financial assets	57	16
Amortization during the period	(143)	(158)
Mortgage servicing rights, end of period	3,779	4,120
Valuation allowance:
Valuation allowance, beginning of period	—	—
Additions	(5)	—
Recoveries	—	—
Valuation allowance, end of period	(5)	—
Mortgage servicing rights, net	$3,774	$4,120
Fair value of mortgage servicing rights; end of period	$5,442	$5,482
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $311 and $330 for the three months ended March 31, 2024 and March 31, 2023, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at March 31, 2024, was determined using discount rates ranging from 9.75% to 12.75%. Fair value at March 31, 2023, was determined using discount rates ranging from 9% to 12%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for 1 corporate office, 4 bank branch offices, 1 former bank branch office, and 1 ATM location. Our leases have remaining lease terms ranging from approximately 0.42 to 4.25 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of March 31, 2024, we have no lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Three Months Ended
	March 31, 2024	March 31, 2023
The components of total lease cost were as follows:
Operating lease cost	$127	$129
Variable lease cost	16	13
Total lease cost	$143	$142

The components of total lease income were as follows:
Operating lease income	$11	$9

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$136	$138

	March 31, 2024	December 31, 2023
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets (1)	$1,303	$1,477
Operating lease liabilities (2)	$1,568	$1,686

Weighted average remaining lease term in years; operating leases	3.71	3.94
Weighted average discount rate; operating leases	3.21%	3.20%
(1) Operating lease right-of-use assets are recorded as other assets in the consolidated balance sheets.
(2) Operating lease liabilities are recorded as other liabilities in the consolidated balance sheets.
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2024	413	28
2025	534	15
2026	458	7
2027	401	—
2028	55	—
Thereafter	—	—
Total	1,861	$50
Less: effects of discounting	(293)
Lease liability recognized	$1,568

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Non-interest bearing demand deposits	$248,537	$265,704
Interest bearing demand deposits	361,278	343,276
Savings accounts	177,595	176,548
Money market accounts	387,879	374,055
Certificate accounts	352,200	359,509
Total deposits	$1,527,489	$1,519,092

At March 31, 2024, the scheduled maturities of certificate accounts were as follows for the year ended, except December 31, 2024, which is the nine months ended:

December 31, 2024	$311,938
December 31, 2025	30,976
December 31, 2026	2,770
December 31, 2027	641
December 31, 2028	5,782
After December 31, 2028	93
Total	$352,200

Certificate accounts of $250 or more were $89,678 and $103,802 at March 31, 2024 and December 31, 2023, respectively.
Brokered deposits were $83,936 at March 31, 2024 and consisted of $43,507 of brokered certificate accounts and $40,429 of brokered money market accounts. Brokered Deposits were $98,259 at December 31, 2023 and consisted of $58,209 of brokered certificate accounts and $40,050 of brokered money market accounts.
At March 31, 2024, the scheduled maturities of brokered certificate accounts were as follows for the year ended, except December 31, 2024, which is the nine months ended:

December 31, 2024	$29,384
December 31, 2025 (1)	8,634
December 31, 2028 (1)	5,489
Total	$43,507
(1) The Company can call the brokered certificate accounts maturing in the years ended December 31, 2025 and 2028, monthly beginning in March 2024.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at March 31, 2024 and December 31, 2023, is as follows:

	March 31, 2024				December 31, 2023
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3) (4)	2024	$24,500	1.44%	5.45%	2024	$64,530	0.00%	5.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2028	10,000	3.82%	3.82%	2028	10,000	3.82%	3.82%

Federal Home Loan Bank advances		$39,500				$79,530

Senior Notes (5)	2034	$18,083	6.75%	7.50%	2034	$18,083	6.75%	7.75%

Subordinated Notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(560)				(618)
Total other borrowings		$67,523				$67,465

Totals		$107,023				$146,995
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,115,197 and $1,106,267 at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $397,182 compared to $370,569 as of December 31, 2023.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $64,000 and $217,530, during the three months ended March 31, 2024 and the twelve months ended December 31, 2023, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of March 31, 2024 and December 31, 2023 were 2.73% and 4.16%, respectively.
(4) FHLB term notes totaling $10,000, with 2028 maturity dates, are callable once by the FHLB in June of 2024.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The letters of credit balances were $442,500 and $452,280 at March 31, 2024 and December 31, 2023, respectively.
Federal Reserve Borrowings
At March 31, 2024 and December 31, 2023, the Bank had the ability to borrow $21,618 and $22,417 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $28,865 and $29,191 as of March 31, 2024, and December 31, 2023, respectively. There were no Federal Reserve borrowings outstanding as of March 31, 2024, and December 31, 2023.
Federal Funds Purchased Lines of Credit
As of March 31, 2024, the Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70,000. As of December 31, 2023, the Bank maintained three unsecured federal funds purchased lines of credit with its banking partners which totaled $70,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of March 31, 2024 or December 31, 2023.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2024, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2024, and December 31, 2023, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2024
Total capital (to risk weighted assets)	$229,819	14.9%	$123,277	> =	8.0%	$154,097	> =	10.0%
Tier 1 capital (to risk weighted assets)	210,507	13.7%	92,458	> =	6.0%	123,277	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	210,507	13.7%	69,344	> =	4.5%	100,163	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	210,507	11.7%	72,000	> =	4.0%	90,000	> =	5.0%
As of December 31, 2023
Total capital (to risk weighted assets)	$228,092	14.6%	$124,883	> =	8.0%	$156,104	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,726	13.4%	93,662	> =	6.0%	124,883	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,726	13.4%	70,247	> =	4.5%	101,468	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,726	11.5%	72,479	> =	4.0%	90,599	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2024 and December 31, 2023, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of March 31, 2024
Total capital (to risk weighted assets)	$229,366	14.9%	$123,277	> =	8.0%
Tier 1 capital (to risk weighted assets)	160,054	10.4%	92,458	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	160,054	10.4%	69,344	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	160,054	8.9%	72,000	> =	4.0%
As of December 31, 2023
Total capital (to risk weighted assets)	$230,160	14.7%	$124,883	> =	8.0%
Tier 1 capital (to risk weighted assets)	160,794	10.3%	93,662	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	160,794	10.3%	70,247	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	160,794	8.9%	72,479	> =	4.0%

NOTE 9 – STOCK-BASED AND OTHER COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of March 31, 2024, 315,947 restricted shares had been granted under this plan. This amount includes 8,805 shares of performance based restricted stock granted in 2021 and issued in January 2024 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2021 and ending December 31, 2023. The amount also includes 18,551 shares of performance based restricted stock granted in 2020 and issued in January 2023 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2020 and ending December 31, 2022. As of March 31, 2024, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of March 31, 2024, there are no awarded unvested restricted shares, and 54,000 awarded unexercised vested options remaining from the plan. Options granted under this plan vested pro rata over a five-year period from the grant date and were fully vested as of October 2022. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $158 for the three months ended March 31, 2024, compared to $216 for the three months ended March 31, 2023.

Restricted Common Stock Award

	March 31, 2024		December 31, 2023
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,601	$12.41	75,626	$12.30
Granted	16,955	11.88	50,606	12.36
Vested	(34,930)	12.27	(45,879)	12.24
Forfeited	—	—	(4,752)	11.78
Unvested and outstanding at end of period	57,626	$12.34	75,601	$12.41

	March 31, 2024
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	41,993	$12.61
Granted	—	—
Vested and issued	(8,805)	10.78
Forfeited	—	—
Unvested at end of period	33,188	$13.09

The Company accounts for stock option-based employee compensation related to the Company’s 2008 Equity Incentive Plan using the fair-value-based method. Accordingly, management records compensation expense based on the value of the award as measured on the grant date and then the Company recognizes that cost over the vesting period for the award. The compensation cost recognized for stock option-based employee compensation related to the 2008 plan for the three month periods ended March 31, 2024, and March 31, 2023, was $0 for both periods, as all options have vested.

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
March 31, 2024
Outstanding at beginning of year	54,000	$11.59
Outstanding at end of period	54,000	$11.59	2.59	$61
Exercisable at end of period	54,000	$11.59	2.59	$61
December 31, 2023
Outstanding at beginning of year	58,000	$11.51
Exercised	(3,000)	9.21
Forfeited or expired	(1,000)	13.76
Outstanding at end of year	54,000	$11.59	2.84	$46
Exercisable at end of year	54,000	$11.59	2.84	$46
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Three months ended March 31, 2024	Twelve months ended December 31, 2023
Intrinsic value of options exercised	$—	$2
Cash received from options exercised	$—	$28
Tax benefit realized from options exercised	$—	$—
Other Compensation
On January 25, 2024, the Company’s board of directors approved a phantom stock plan as part of the Company’s long-term incentive plan. The Plan allows certain employees to earn future cash awards linked to the company’s future common share price for time and performance based cash awards. The performance based cash awards vest based on a combination of a three-year time period and performance targets based on the Company’s return on equity. For performance based awards, the ultimate cash payout of these awards will be based on the January 25, 2027 closing share price of the Company’s common stock. The time based cash awards vest ratably over a three-year time period. For time based awards, the ultimate cash payout of these awards will be based on the closing share price of the Company’s common stock on the anniversary of the award date each year. On January 25, 2024, time based awards were based on 18,509 shares and performance based awards were based on 18,505 shares.
At the end of each reporting period, the Company estimates its potential liability related to the Plan and records any change to this liability as compensation expense in the consolidated statement of operations. At March 31, 2024, the related liability was $26, which is included in other liabilities on the consolidated balance sheet. For the three months ended March 31, 2024, the Company recorded related expense of $26, which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations.

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Investment securities:
U.S. government agency obligations	$15,728	$—	$15,728	$—
Mortgage-backed securities	70,679	—	70,679	—
Corporate debt securities	41,778	—	41,778	—
Asset-backed securities	23,487	—	23,487	—
Total investment securities	151,672	—	151,672	—
Equity Investments:
Equity Investments	570	570	—	—
Equity investments measured at NAV(1)	2,711	—	—	—
Total equity investments	3,281	570	—	—
Total	$154,953	$570	$151,672	$—

December 31, 2023
Investment securities:
U.S. government agency obligations	$16,576	$—	$16,576	$—
Mortgage-backed securities	73,480	—	73,480	—
Corporate debt securities	41,174	—	41,174	—
Corporate asset backed securities	24,513	—	24,513	—
Total investment securities	155,743	—	155,743	—
Equity Investments:
Equity Investments	557	557	—	—
Equity investments measured at NAV(1)	2,727	—	—	—
Total equity investments	3,284	557	—	—
Total	$159,027	$557	$155,743	$—

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
For the the three months ended March 31, 2024, and twelve months ended December 31, 2023, the Company did not own any securities for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2024, or twelve months ended December 31, 2023. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three months ended March 31, 2024, or twelve months ended December 31, 2023, respectively.

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Foreclosed and repossessed assets, net	$1,845	$—	$—	$1,845
Collateral dependent loans	2,030	—	—	2,030
Mortgage servicing rights	3,774	—	—	5,442
Total	$7,649	$—	$—	$9,317
December 31, 2023
Foreclosed and repossessed assets, net	$1,795	$—	$—	$1,795
Collateral dependent loans	3,499	—	—	3,499
Mortgage servicing rights	3,865	—	—	5,589
Total	$9,159	$—	$—	$10,883
The fair value of collateral dependent loans with allowances, and impaired loans was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting impaired loans.
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
March 31, 2024.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
March 31, 2024
Foreclosed and repossessed assets, net	$1,845	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$2,030	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,442	Discounted cash flows	Discounted rates	9.750% - 12.750%
December 31, 2023
Foreclosed and repossessed assets, net	$1,795	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$3,499	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,589	Discounted cash flows	Discounted rates	9.375% - 12.375%
(1)     Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
(2)     The fair value basis of collateral depended loans, and real estate owned may be adjusted to reflect management                                                                                             estimates of disposal costs including, but not limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		March 31, 2024		December 31, 2023
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$28,638	$28,638	$37,138	$37,138
Other interest-bearing deposits	(Level II)	—	—	—	—
Securities available for sale “AFS”	(Level II)	151,672	151,672	155,743	155,743
Securities held to maturity “HTM”	(Level II)	89,942	70,270	91,229	73,262
Equity investments	(Level I)	570	NA	557	NA
Equity investments valued at NAV(1)	N/A	2,711	NA	2,727	NA
Other investments	(Level II)	13,022	13,022	15,725	15,725
Loans receivable, net	(Level III)	1,427,723	1,355,761	1,437,884	1,374,387
Loans held for sale - Residential mortgage	(Level I)	—	—	1,134	1,134
Loans held for sale - SBA /FSA	(Level II)	—	—	4,639	4,639
Mortgage servicing rights	(Level III)	3,774	5,442	3,865	5,589
Accrued interest receivable	(Level I)	6,324	6,324	5,409	5,409
Financial liabilities:
Deposits	(Level III)	$1,527,489	$1,526,040	$1,519,092	$1,517,361
FHLB advances	(Level II)	39,500	39,112	79,530	79,087
Other borrowings	(Level II)	67,523	62,998	67,465	59,743
Accrued interest payable	(Level I)	3,711	3,711	3,175	3,175
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended
(Share count in thousands)	March 31, 2024	March 31, 2023
Basic
Net income attributable to common stockholders	$4,088	$3,662
Weighted average common shares outstanding	10,439	10,472
Basic earnings per share	$0.39	$0.35
Diluted
Net income attributable to common stockholders	$4,088	$3,662
Weighted average common shares outstanding	10,439	10,472
Add: Dilutive stock options outstanding	4	6
Average shares and dilutive potential common shares	10,443	10,478
Diluted earnings per share	$0.39	$0.35
Additional common stock option shares that have not been included due to their antidilutive effect	20	20

Dilutive shares outstanding consist of exercisable stock options whose strike prices were less than the quarterly average closing price of the Company’s common stock. At both March 31, 2024 and March 31, 2023, there were 20 exercisable stock options, with a potentially dilutive effect. However their strike prices were higher than the quarterly average closing price of the Company’s common stock and thus, excluded from diluted shares outstanding.

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024			March 31, 2023
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized (losses) gains on securities:
Net unrealized (losses) gains arising during the period	$(891)	$189	$(702)	$1,469	$(404)	$1,065
Other comprehensive (loss) income	$(891)	$189	$(702)	$1,469	$(404)	$1,065

The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2023 and the three months ended March 31, 2024 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2023	$(24,353)	$(17,656)
Current year-to-date other comprehensive gain	352	328
Ending balance, December 31, 2023	$(24,001)	$(17,328)
Current year-to-date other comprehensive loss	(891)	(702)
Ending balance, March 31, 2024	$(24,892)	$(18,030)

Reclassifications out of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2024 and March 31, 2023 were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended March 31, 2024	Three months ended March 31, 2023	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$—		Net gains (losses) on investment securities
Tax effect	—	—		Provision for income taxes
Total reclassifications for the period	$—	$—		Net income attributable to common stockholders

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024 (“2023 10-K”), the matters described in “Risk Factors” in Item 1A of this Form 10-Q, and the following:
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

GENERAL

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2024, and our consolidated results of operations for the three months ended March 31, 2024, compared to the same period in the prior fiscal year for the three months ended March 31, 2023. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2023 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

PERFORMANCE SUMMARY
The following is a summary of some of the significant factors that affected our operating results for the three months ended March 31, 2024, and March 31, 2023. Compared to first quarter 2023, first quarter 2024 net interest income decreased, primarily due to the impact of higher short-term interest rates on the Bank’s liability-sensitive balance sheet, i.e., higher deposit costs, and customer account shifts to higher-cost certificates, along with increased borrowing costs, partially offset by higher yields on assets. The Company’s cost of interest-bearing liabilities increased from 2.00% in the first quarter 0f 2023 to 3.11% for the first quarter of 2024. This resulted in an increase in interest expense of $3.9 million. The reduction in net interest income, due to higher interest expense, was partially offset by higher interest income on interest earning assets of $3 million primarily due to the impact of higher interest rates and $0.6 million of interest income recorded primarily due to nonaccrual loan payoffs. As a result, net interest income fell $0.9 million.
The provision for credit losses decreased from a provision of $0.05 million in the first quarter of 2023 to a negative provision of $0.8 million in the first quarter of 2024. The negative provision in the first quarter of 2024 was primarily due to: 1) a decrease in allowance for credit losses (“ACL”) reserves on individually evaluated loans of $0.5 million; 2) the reduction in commitments to fund construction loans; and 3) net loan recoveries.
Non-interest income increased $1.0 million in the first quarter of 2024 compared to the first quarter of 2023 due to higher gain on sale of loans and higher loan fees due to customer activity.
Non-interest expenses increased $0.7 million in the first quarter of 2024 from $10.1 million in the first quarter of 2023. The increase was primarily related to a $0.4 million establishment of a SBA recourse reserve recorded in other expense, along with inflationary increases in compensation and data processing costs.
When comparing year-over-year results, changes in net interest income, provision for credit losses, non-interest income and non-interest expense are primarily due to the items discussed above. See the remainder of this section for a more thorough discussion.
We reported net income of $4.1 million, or $0.39 per diluted share for the quarter ended March 31, 2024, compared to net income of $3.7 million or $0.35 per diluted share for the quarter ended March 31, 2023.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses, and their related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that our management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit in our annual report on our 2023 10-K, our critical accounting estimates are as follows:
Allowance for Credit Losses.
We adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments” through a cumulative-effect adjustment on January 1, 2023. We have selected a loss estimation methodology, utilizing a third-party model. See also Notes 1 and 3 to the unaudited consolidated financial statements for further discussion of our adoption of ASU 2016-13.

Allowance for Credit Losses - Loans. We maintain an allowance for credit losses to absorb probable and inherent losses in our loan portfolio. The allowance is based on ongoing quarterly assessments of the estimated lifetime losses in our loan portfolio. In evaluating the level of the allowance for credit losses, we consider the types of loans and the amount of loans in our loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, prevailing economic conditions, and other relevant factors determined by management. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on Allowances for Credit losses,” issued by the Office of the Comptroller of the Currency, Department of the Treasury, Federal Deposit Insurance Corporation, and National Credit Union Administration. We believe that the Bank’s Allowance for Credit Losses Policy conforms to all applicable regulatory requirements. However, based on periodic examinations by regulators, the amount of the allowance for credit losses recorded during a particular period may be adjusted.
Our determination of the allowance for credit losses - loans is based on: 1) an individual allowance for specifically identified and evaluated loans that management has determined have unique risk characteristics. For these loans, the estimated loss is based on likelihood of default, payment history, and net realizable value of underlying collateral. Specific allocations for collateral dependent loans are based on the fair value of the underlying collateral relative to the amortized cost of the loans. For loans that are not collateral dependent, the specific allocation is based on the present value of expected future cash flows discounted at the loan’s original effective interest rate through the repayment period; and 2) a collective allowance for loans not specifically identified in 1) above. The allowance for these loans is estimated by pooling loans with a similar risk profile and calculating a collective loss rate using the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to project lifetime losses. This collectively estimated loss is adjusted for qualitative factors.
Assessing the allowance for credit losses - loans is inherently subjective as it requires making material estimates, including the amount, and timing of future cash flows expected to be received on collateral dependent loans, any of which estimates may be susceptible to significant change. In our opinion, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolio.
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of March 31, 2024, which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2023. The Company has monitored events and conditions since December 31, 2023, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, interest rate spread, and net interest margin for the three-month periods ended March 31, 2024, and March 31, 2023, respectively.
Net interest income was $11.9 million for the three months ended March 31, 2024, compared to $12.8 million for the three months ended March 31, 2023. Interest income for the three months ended March 31, 2024, decreased from the same period one year ago due to higher net interest-bearing balances and costs. This was partially offset by: 1) positive loan volume variance due to growth in loans outstanding; 2) increases in loan and investment yields due to both contractual repricing and higher coupons on new loans and investments in excess of portfolio yield; and 3) the realization of $0.6 million of interest income principally due to nonaccrual loans payoff.
The net interest margin for the three-month period ended March 31, 2024, was 2.77%, compared to 3.02% for the three-month period ended March 31, 2023. The net interest margin decrease was due to higher deposit costs due to higher market interest rates and customers moving from lower cost savings and money market accounts to higher yielding certificate accounts and the impact of higher short-term interest rates which increased FHLB advance and other borrowing costs. This was partially offset by: 1) increases in loan and investment yields due to contractual repricing; 2) rates on new loans and investments exceeding the portfolio as a whole; and 3) a thirteen-basis point increase in yield due to income realized principally on the payoff of a nonaccrual loans.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three-month periods ended March 31, 2024, and March 31, 2023. Non-accruing loans have been included in the table as loans carrying a zero yield.
NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (1)
Average interest earning assets:
Cash and cash equivalents	$13,071	$191	5.88%	$18,270	$140	3.11%
Loans	1,456,586	20,168	5.57%	1,412,409	17,126	4.92%
Interest-bearing deposits	—	—	—%	249	1	1.63%
Investment securities	243,991	2,060	3.40%	270,174	2,175	3.22%
Other investments	13,350	260	7.83%	16,663	231	5.62%
Total interest earning assets	$1,726,998	$22,679	5.28%	$1,717,765	$19,673	4.64%
Average interest-bearing liabilities:
Savings accounts	$176,838	$421	0.96%	$216,169	$382	0.72%
Demand deposits	353,995	2,017	2.29%	391,635	1,432	1.48%
Money market	377,475	2,920	3.11%	301,710	1,096	1.47%
CD’s	360,177	3,851	4.30%	255,567	1,438	2.28%
Total deposits	$1,268,485	$9,209	2.92%	$1,165,081	$4,348	1.51%
FHLB Advances and other borrowings	124,701	1,565	5.05%	232,166	2,530	4.42%
Total interest-bearing liabilities	$1,393,186	$10,774	3.11%	$1,397,247	$6,878	2.00%
Net interest income		$11,905			$12,795
Interest rate spread			2.17%			2.64%
Net interest margin			2.77%			3.02%
Average interest earning assets to average interest-bearing liabilities			1.24			1.23

Rate/Volume Analysis. The following tables present the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: 1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant) and 2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously in the net interest income section above. For the three months ended March 31, 2024, compared to the same period in 2023, the loan volume increased due to organic growth. The increase in certificate volumes is due to CD growth, with some of this growth moving from non-maturity deposits and to a lesser extent, brokered CD growth. Investment securities volume decreases for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, are primarily due to: 1) principal repayments and 2) unrealized losses in the available for sale securities portfolio.
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2024, compared to the three months ended March 31, 2023.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(51)	$102	$51
Loans	553	2,489	3,042
Interest-bearing deposits	(1)	—	(1)
Investment securities	(217)	102	(115)
Other investments	(53)	82	29
Total interest earning assets	231	2,775	3,006
Interest expense:
Savings accounts	(79)	118	39
Demand deposits	(151)	736	585
Money market accounts	325	1,499	1,824
CD’s	723	1,690	2,413
Total deposits	818	4,043	4,861
FHLB Advances and other borrowings	(1,325)	360	(965)
Total interest bearing liabilities	(507)	4,403	3,896
Net interest income	$738	$(1,628)	$(890)
Nine months ended compared to the nine months ended .

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
Total benefit, i.e., negative provision, for credit losses for the three months ended March 31, 2024, was $0.8 million. The provision for credit losses was $0.05 million in the first quarter of 2023. The negative provision in the first quarter of 2024 was primarily due to: 1) a decrease in reserves on individually evaluated loans of $0.5 million; 2) the reduction in commitments to fund construction loans; and 3) net loan recoveries.
Continued strong economic conditions in our markets, as evidenced by unemployment rates below the national average in our two largest population centers, have resulted in positive overall economic trends for businesses. The impact of higher interest rates and the impact of an inverted yield forecast are factors that the third-party model of economic conditions used computing the ACL level.
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
Non-interest Income. The following table reflects the various components of non-interest income for the three-month periods ended March 31, 2024 and 2023, respectively.

	Three months ended March 31,
	2024	2023	% Change
Non-interest Income:
Service charges on deposit accounts	$471	$485	(2.89)%
Interchange income	541	551	(1.81)%
Loan servicing income	582	569	2.28%
Gain on sale of loans	1,020	298	242.28%
Loan fees and service charges	230	80	187.50%
Net gains (losses) on investment securities	167	56	198.21%
Other	253	253	—%
Total non-interest income	$3,264	$2,292	42.41%
Gain on sale of loans increased in the current three-month period ended March 31, 2024, compared to the three-month period ended March 31, 2023, primarily due to higher SBA gains.
Loan fees and services charges are higher for the three-month period ended March 31, 2024, compared to the same period in 2023 due to higher late charges and forbearance fees.
The change in net gains (losses) on investment securities between the three-month period ended March 31, 2024, and the three-month period ended March 31, 2023, is primarily a result of gains recognized in the first quarter of 2024 due to increased valuations of equity securities.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three-month periods ended March 31, 2024 and 2023, respectively.

	Three months ended March 31,
	2024	2023	% Change
Non-interest Expense:
Compensation and related benefits	$5,483	$5,338	2.72%
Occupancy	1,367	1,423	(3.94)%
Data processing	1,597	1,460	9.38%
Amortization of intangible assets	179	204	(12.25)%
Mortgage servicing rights expense, net	148	158	(6.33)%
Advertising, marketing and public relations	164	136	20.59%
FDIC premium assessment	205	201	1.99%
Professional services	566	505	12.08%
Gains on repossessed assets, net	—	(29)	100.00%
Other	1,068	725	47.31%
Total non-interest expense	$10,777	$10,121	6.48%

Non-interest expense (annualized) / Average assets	2.36%	2.25%	4.89%
Compensation expense for the three months ended March 31, 2024, increased from the same period in 2023, largely due to 2023 annual employee pay raises effective late first quarter of 2023.
Data processing for the three months ended March 31, 2024, increased from the same period in 2023 largely due to inflationary pressures and the impact of new software implementation costs to aid in future efficiency efforts.
Amortization of intangible assets for the three months ended March 31, 2024, compared to March 31, 2023, decreased from the same prior year period, as intangible assets related to certain acquisitions have been fully amortized.
The increase in other expenses during the three months ended March 31, 2024, from the comparable prior year period is largely due to the establishment of a SBA valuation reserve of $0.4 million.
Income Taxes. Provision for income taxes decreased to $1.1 million in the first quarter of 2024 from $1.3 million in the first quarter of 2023. The effective tax rate was 21.3% for the quarter ended March 31, 2024, and 25.5% for the quarter ended March 31, 2023.
The decrease in the effective tax rate is primarily due to the Wisconsin state budget, signed by Governor Evers on July 5, 2023, which provides financial institutions a tax exemption on income earned on Wisconsin commercial and agricultural loans up to $5 million retroactive to January 1, 2023, the impact of which was recognized in the third quarter of 2023.
BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Cash and cash equivalents decreased $8.5 million during the quarter to $28.6 million at March 31, 2024, largely due to a decrease in clearing balances of $10.9 million partially offset by an increase in interest-bearing deposits at the Federal Reserve Bank of $5.5 million.
Investment Securities. We manage our securities portfolio to provide liquidity and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity. Securities available for sale decreased $4.0 million during the quarter ended March 31, 2024, to $151.7 million from $155.7 million at December 31, 2023. The decrease was due to principal repayments of $3.1 million and a decrease in the market value of the AFS portfolio of $0.9 million.
Securities held to maturity decreased $1.3 million to $89.9 million during the quarter ended March 31, 2024, from $91.2 million at December 31, 2023, due to principal repayments.

The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
March 31, 2024
U.S. government agency obligations	$15,835	$15,728
Mortgage-backed securities	89,933	70,679
Corporate debt securities	47,164	41,778
Asset-backed securities	23,632	23,487
Totals	$176,564	$151,672
December 31, 2023
U.S. government agency obligations	$16,655	$16,576
Mortgage-backed securities	91,091	73,480
Corporate debt securities	47,158	41,174
Asset-backed securities	24,840	24,513
Totals	$179,744	$155,743

The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Held to maturity securities	Amortized Cost	Fair Value
March 31, 2024
Obligations of states and political subdivisions	$500	$466
Mortgage-backed securities	89,442	69,804
Totals	$89,942	$70,270
December 31, 2023
Obligations of states and political subdivisions	$600	$565
Mortgage-backed securities	90,629	72,697
Totals	$91,229	$73,262
The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	March 31, 2024		December 31, 2023
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$97,305	$78,026	$98,977	$81,351
AAA	12,386	12,256	9,695	9,508
AA	19,709	19,613	23,913	23,709
A	8,200	7,465	8,200	7,292
BBB	38,964	34,312	38,959	33,883
Non-rated	—	—	—	—
Total available for sale securities	$176,564	$151,672	$179,744	$155,743
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	March 31, 2024		December 31, 2023
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$89,442	$69,804	$90,629	$72,697
AAA	—	—	—	—
AA	—	—	—	—
A	500	466	600	565
Total	$89,942	$70,270	$91,229	$73,262
At March 31, 2024, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $28.9 million as collateral to secure a line of credit with the Federal Reserve Bank. As of March 31, 2024, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2024, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.4 million and mortgage-backed securities with a carrying value of $1.9 million as collateral against specific municipal deposits. As of March 31, 2024, the Bank also has mortgage-back securities with a carrying value of $0.1 million and U.S. Government Agencies with a carrying value of $0.4 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
At December 31, 2023, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $29.2 million as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2023, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2023, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.5 million and mortgage-backed securities with a carrying value of $1.9 million as collateral against specific municipal deposits. As of December 31, 2023, the Bank also has mortgage-backed securities with a carrying value of $0.2 million and U.S. Government Agencies with a carrying value of $0.4 million pledged as collateral to the Federal Home Loan Bank of Des Moines.

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, decreased by $10.6 million, to $1.45 billion as of March 31, 2024, from $1.46 billion at December 31, 2023. The following table reflects the composition, of our loan portfolio at March 31, 2024, and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$745,720	51.4%	$750,531	51.4%
Agricultural real estate	80,451	5.5%	83,350	5.7%
Multi-family real estate	235,450	16.2%	228,095	15.6%
Construction and land development	93,560	6.5%	110,941	7.6%
Residential mortgage
Residential mortgage	129,665	8.9%	129,021	8.8%
Purchased HELOC loans	2,895	0.2%	2,880	0.2%
Total real estate loans	1,287,741	88.8%	1,304,818	89.3%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	128,434	8.9%	121,666	8.3%
Agricultural operating	26,237	1.8%	25,691	1.8%
Consumer installment
Originated indirect paper	5,851	0.4%	6,535	0.5%
Other consumer	5,750	0.4%	6,187	0.4%
Total C&I/Agricultural operating and Consumer installment Loans	166,272	11.5%	160,079	11.0%
Gross loans	$1,454,013	100.3%	$1,464,897	100.3%
Unearned net deferred fees and costs and loans in process	(2,757)	(0.2)%	(2,900)	(0.2)%
Unamortized discount on acquired loans	(1,097)	(0.1)%	(1,205)	(0.1)%
Total loans (net of unearned income and deferred expense)	1,450,159	100.0%	1,460,792	100.0%
Allowance for credit losses	(22,436)		(22,908)
Total loans receivable, net	$1,427,723		$1,437,884

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
Loans that exhibit different risk characteristics from the pool are individually evaluated for credit losses. Loans can be identified for individual evaluation for a variety of reasons including delinquency, nonaccrual status, risk rating and loan modification. Accruing loans that exhibit different risk characteristics from their pool may also be within scope. On these loans, an allowance may be established so that the loan is reported, net, at the lower of: a) its amortized cost; b) the present value of the loan’s estimated future cash flows using the loan’s existing rate; or c) at the fair value of any loan collateral, less estimated disposal costs, if the loan is collateral dependent. Collateral dependency is determined using the practical expedient when: 1) the borrower is experiencing financial difficulty; and 2) repayment is expected to be provided substantially through the sale or operation of the collateral.
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

Allowance for Credit Losses - Loans Roll Forward
(in thousands, except ratios)

	March 31, 2024 and Three Months Ended	December 31, 2023 and Three Months Ended
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$22,908	$22,973
Loans charged off:
Commercial/Agricultural real estate	—	—
C&I/Agricultural operating	—	—
Residential mortgage	—	—
Consumer installment	(5)	(6)
Total loans charged off	(5)	(6)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	39	253
C&I/Agricultural operating	15	6
Residential mortgage	1	2
Consumer installment	3	9
Total recoveries of loans previously charged off:	58	270
Net loan recoveries/(charge-offs) (“NCOs”)	53	264
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(525)	(329)
ACL - Loans, at end of period	$22,436	$22,908
Average outstanding loan balance	$1,456,586	$1,458,558
Ratios:
NCOs (annualized) to average loans	(0.01)%	(0.07)%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended March 31, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,784	$1,105	$2,744	$275	$22,908
Charge-offs	—	—	—	(5)	(5)
Recoveries	39	15	1	3	58
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(568)	46	20	(23)	(525)
ACL - Loans, at end of period	$18,255	$1,166	$2,765	$250	$22,436

The following table present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the twelve months ended December 31, 2023:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Twelve months ended December 31, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$14,085	$2,318	$599	$129	$808	$17,939
Cumulative effect of ASU 2016-13 adoption	4,510	(331)	1,119	216	(808)	4,706
Charge-offs	(46)	—	(78)	(36)	—	(160)
Recoveries	489	47	42	33	—	611
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(254)	(929)	1,062	(67)	—	(188)
ACL - Loans, at end of period	$18,784	$1,105	$2,744	$275	$—	$22,908

Allowance for Credit Losses - Loans to Percentage
(in thousands, except ratios)

	March 31, 2024	December 31, 2023
Loans, end of period	$1,450,159	$1,460,792
ACL - Loans	$22,436	$22,908
ACL - Loans to loans, end of period	1.55%	1.57%

Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $0.975 million at March 31, 2024, and $1.25 million at December 31, 2023, classified in other liabilities on the consolidated balance sheets.

	March 31, 2024 and Three Months Ended	December 31, 2023 and Twelve Months Ended
ACL - Unfunded Commitments - beginning of period	$1,250	$—
Cumulative effect of ASU 2016-13 adoption	—	1,537
Increases to ACL - Unfunded Commitments via provision for credit losses charged to operations	(275)	(287)
ACL - Unfunded Commitments - end of period	$975	$1,250
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

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	March 31, 2024 and Three Months Then Ended (1)	December 31, 2023 and Twelve Months Then Ended (1)
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$5,340	$10,359
Agricultural real estate	382	391
Construction and land development	—	54
Commercial and industrial	440	—
Agricultural operating	1,106	1,180
Residential mortgage	1,127	1,167
Consumer installment	18	33
Total nonaccrual loans	$8,413	$13,184
Accruing loans past due 90 days or more	326	389
Total nonperforming loans (“NPLs”)	8,739	13,573
Other real estate owned	1,845	1,795
Other collateral owned	—	—
Total nonperforming assets (“NPAs”)	$10,584	$15,368
Average outstanding loan balance	$1,456,586	$1,430,035
Loans, end of period	$1,450,159	$1,460,792
Total assets, end of period	$1,819,315	$1,851,391
ACL - Loans, at beginning of period	$22,908	$17,939
Cumulative effect of ASU 2016-13 adoption	—	4,706
Loans charged off:
Commercial/Agricultural real estate	—	(46)
C&I/Agricultural operating	—	—
Residential mortgage	—	(78)
Consumer installment	(5)	(36)
Total loans charged off	(5)	(160)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	39	489
C&I/Agricultural operating	15	47
Residential mortgage	1	42
Consumer installment	3	33
Total recoveries of loans previously charged off:	58	611
Net loan recoveries/(charge-offs) (“NCOs”)	53	451
(Reductions) additions to ACL - loans via provision for credit losses charged to operations	(525)	(188)
ACL - Loans, at end of period	$22,436	$22,908
Ratios:
ACL-Loans to NCOs (annualized)	10,525.19%	5,079.38%
NCOs (annualized) to average loans	(0.01)%	(0.03)%
ACL-Loans to total loans	1.55%	1.57%
ACL-Loans to nonaccrual loans	266.68%	173.76%
Nonaccrual loans to total loans	0.58%	0.90%
NPLs to total loans	0.60%	0.93%
NPAs to total assets	0.58%	0.83%
(1) Loan balances are stated at amortized cost.

Nonaccrual Loans Roll Forward:

	Quarter Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Balance, beginning of period	$13,184	$13,456	$15,663	$10,410	$11,204
Additions	961	538	33	7,826	154
Charge offs	—	—	(53)	(23)	(49)
Transfers to OREO	—	(23)	—	(110)	(25)
Return to accrual status	—	—	(190)	—	(252)
Payments received	(5,767)	(781)	(1,994)	(2,429)	(527)
Other, net	35	(6)	(3)	(11)	(95)
Balance, end of period	$8,413	$13,184	$13,456	$15,663	$10,410
Nonperforming assets were $10.6 million at March 31, 2024, compared to $15.4 million at December 31, 2023. Nonperforming assets decreased primarily due to nonperforming loan payoffs of $5.4 million during the current quarter.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
Below is a summary of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

	Term Extension
Loan Class	Amortized Cost Basis at March 31, 2024	% of Total Class of Financing Receivables
Commercial and industrial	$2,300	1.80%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2024	% of Total Class of Financing Receivables
Residential mortgage	$82	0.06%

The table below shows a summary of criticized loans, split by special mention and substandard for the past five quarters. Since March 31, 2023, special mention credit additions were two loan relationships, each totaling $9 million added in the second quarter of 2023, with a $5 million relationship in the second quarter of 2023 moving to substandard and a payoff in the first quarter of 2023. Substandard loans increased largely due to the movement of a $5 million loan from special mention in the second quarter of 2023 and a new loan relationship addition of $3.7 million in the fourth quarter of 2023. These increases were more than offset by the first quarter 2024 payoffs of nonaccrual loans, which were also categorized as substandard and the $3 million decrease in 3Q 2023.
In addition to our discussion of criticized, special mention, and substandard loans above, the following information provides further insights about our loans to certain industries. As of March 31, 2024, hotel loans totaled $95 million with a weighted average LTV of 54% and average balance of $4.5 million. $4.6 million of these loans are nonaccrual and classified as substandard. Restaurant loans totaled $57 million, at March 31, 2024. The weighted average LTV percentage on these restaurant loans was 44% and the average loan balance was $801 thousand. There were no restaurant loans in special mention or substandard loans. Approximately 66% or $38 million of restaurant loans are to franchise quick-service restaurants. At March 31, 2024, we have $40 million of office loans with a weighted average LTV of 64% and average loan balance of $581 thousand. A large percentage of the related office properties are located outside of large cities.

	(in thousands)
(Loan balance at unpaid principal balance)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Special mention loan balances	$13,737	$18,392	$20,043	$20,507	$6,636
Substandard loan balances	14,733	19,596	16,171	19,203	15,439
Criticized loans, end of period	$28,470	$37,988	$36,214	$39,710	$22,075
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
The fair market value of the Company’s MSR asset was $5.4 million at March 31, 2024, compared to $5.6 million at December 31, 2023. At March 31, 2024, the Company identified MSR impairment, and recorded a related valuation allowance of $5 thousand. At December 31, 2023, there was no MSR impairment or related valuation allowance.
The unpaid balances of one-to-four family residential real estate loans serviced for others as of March 31, 2024, and December 31, 2023, were $489.7 million and $495.5 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at March 31, 2024, and December 31, 2023, was 1.11% and 1.13%, respectively.
Deposits. Deposits have grown each quarter since March 31, 2023. Total deposits increased $8.4 million during the quarter ended March 31, 2024, to $1.53 billion. During the current quarter: 1) consumer deposits grew $12.4 million, primarily in CD’s: 2) public deposits grew $20 million, largely due to seasonally growth and are expected to decrease modestly the next quarters due to seasonal shrinkage; 3) commercial deposits shrank $9.7 million, largely due to seasonal decrease growth in non-interest-bearing deposits, although the growth was less than what was experienced in the first quarter of 2023; and 4) brokered deposits decreased $14.3 million, primarily due to CD maturities not replaced due to organic deposit growth. Deposit composition changed during the first quarter of 2024, as both business and retail depositors sought higher yields on deposit accounts.

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Consumer deposits	$827,290	$814,899	$794,970	$790,404	$786,614
Commercial deposits	414,088	423,762	429,358	401,079	391,534
Public deposits	202,175	182,172	163,734	175,869	194,683
Brokered deposits	83,936	98,259	85,173	97,330	63,962
Total deposits	$1,527,489	$1,519,092	$1,473,235	$1,464,682	$1,436,793
At March 31, 2024, the deposit portfolio composition was 54% consumer, 27% commercial, 13% public and 6% brokered deposits compared to 54% consumer, 28% commercial, 12% public and 6% brokered deposits at December 31, 2023.

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Non-interest bearing demand deposits	$248,537	$265,704	$275,790	$261,876	$247,735
Interest bearing demand deposits	361,278	343,276	336,962	358,226	390,730
Savings accounts	177,595	176,548	183,702	206,380	214,537
Money market accounts	387,879	374,055	312,689	288,934	309,005
Certificate accounts	352,200	359,509	364,092	349,266	274,786
Total deposits	$1,527,489	$1,519,092	$1,473,235	$1,464,682	$1,436,793
Uninsured and uncollateralized deposits were $265.1 million, or 17% of total deposits, at March 31, 2024, and $275.8 million, or 18% of total deposits, at December 31, 2023. Uninsured deposits alone, i.e., excluding fully secured government deposits, at March 31, 2024, were $429.1 million, or 28% of total deposits, and $427.5 million, or 28% of total deposits at December 31, 2023.
On-balance sheet liquidity collateralized new borrowing capacity and uncommitted federal funds borrowing availability totaled $696.8 million, or 263% of uninsured and uncollateralized deposits at March 31, 2024. At December 31, 2023, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $673.6 million, or 244% of uninsured and uncollateralized deposits.

Federal Home Loan Bank (FHLB) advances and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at March 31, 2024, and December 31, 2023, is as follows:

	March 31, 2024				December 31, 2023
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3) (4)	2024	$24,500	1.44%	5.45%	2024	$64,530	0.00%	5.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2028	10,000	3.82%	3.82%	2028	10,000	3.82%	3.82%

Federal Home Loan Bank advances		$39,500				$79,530

Senior Notes (5)	2034	$18,083	6.75%	7.50%	2034	$18,083	6.75%	7.75%

Subordinated Notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(560)				(618)
Total other borrowings		$67,523				$67,465

Totals		$107,023				$146,995
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,115.2 million and $1,106.3 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $397.2 million compared to $370.6 million as of December 31, 2023.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $64.0 million and $217.5 million, during the three months ended March 31, 2024 and the twelve months ended December 31, 2023, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of March 31, 2024 and December 31, 2023 were 2.73% and 4.16%, respectively.
(4) FHLB term notes totaling $10.0 million, with 2028 maturity dates, are callable once by the FHLB in June of 2024.
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
(b) A $5.0 million line of credit, maturing August 1, 2024, that remains undrawn upon.

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
FHLB advances decreased $40.0 million to $39.5 million as of March 31, 2024, compared to $79.5 million as of December 31, 2023. The decrease is a result of decreased funding needs due to increases in deposits, loan shrinkage and a decrease in non-interest-bearing cash. At March 31, 2024, short-term FHLB advances consisted of $9.5 million maturing in April 2024. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of March 31, 2024, is approximately $397.2 million.
At March 31, 2024, and December 31, 2023, the Bank had the ability to borrow $21.6 million and $22.4 million from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $28.9 million and $29.2 million as of March 31, 2024, and December 31, 2023, respectively. There were no related Federal Reserve borrowings outstanding as of March 31, 2024, or December 31, 2023.
The Bank maintains two unsecured federal funds purchased lines of credit with banking partners which total $70 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily, and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of March 31, 2024, or December 31, 2023. Additionally, we have a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
See Note 7, “Federal Home Loan Bank Advances and Other Borrowings” for more information.
Stockholders’ Equity. Total stockholders’ equity was $172.8 at March 31, 2024, compared to $173.3 million at December 31, 2023. The decrease in stockholder’s equity was attributable to: 1) the annual cash dividend paid in February to common stockholders of $0.32 per share, or $3.3 million; and 2) the ten-year US Treasury rate of 4.20% at March 31, 2024, compared to 3.88% at December 31, 2023. Unrealized losses on AFS securities are reflected in accumulated other comprehensive income. These reductions to equity were partially offset by net income of $4.1 million.
On July 23, 2021, the Board of Directors adopted a share repurchase program. There were 50 thousand shares repurchased in the first quarter of 2024 at a price of $11.95 per share. As of March 31, 2024, an additional 152 thousand shares remain available for repurchase.
Liquidity and Asset / Liability Management. . Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At March 31, 2024, our on-balance sheet liquidity ratio of 11.4% was flat with the December 31, 2023, level.
There are no material customers or industry deposit concentrations. A decrease in deposits during January occurred as commercial customers decreased their cash balances to support the needs of their businesses. At March 31, 2024, the deposit portfolio composition was 54% consumer, 27% commercial, 13% public and 6% brokered deposits compared to 54% consumer, 28% commercial, 12% public and 6% brokered deposits at December 31, 2023.
Uninsured and uncollateralized deposits were $265.1 million, or 17% of total deposits, at March 31, 2024, and $275.8 million, or 18% of total deposits, at December 31, 2023. Uninsured deposits alone, i.e., excluding fully secured government deposits, at March 31, 2024, were $429.1 million, or 28% of total deposits, and $427.5 million, or 28% of total deposits at December 31, 2023.

On-balance sheet liquidity collateralized new borrowing capacity and uncommitted federal funds borrowing availability totaled $696.8 million, or 263% of uninsured and uncollateralized deposits at March 31, 2024. At December 31, 2023, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $673.6 million, or 244% of uninsured and uncollateralized deposits.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Although $311.9 million of our $352.2 million (89%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate decreased in 2021 and early 2022. Since June of 2022, we strategically increased deposit pricing, which resulted in modest growth in certificates. Retail non-maturity interest-bearing accounts have increased at approximately the same rate as the certificate accounts, as our customers have moved to higher-yielding certificates and spent money. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. However, this is challenging in the current competitive environment.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $397.2 million available to borrow under this arrangement, supported by loan collateral as of March 31, 2024. We also had borrowing capacity of $21.6 million at the Federal Reserve Bank. The bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company has a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have formal brokered certificate lines of credit with counter parties at March 31, 2024, we believe that the Bank could access this market, which provides an additional potential source of liquidity, as evidenced by access to this market during the past four quarters. See Note 7, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Form 10-Q, for further detail.
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
Off-Balance Sheet Liabilities. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2024, the Company had approximately $182.6 million in unused loan commitments, compared to approximately $210.4 million in unused commitments as of December 31, 2023. In addition, there are $3.4 million of commitments for contributions of capital to an SBIC and an investment company at March 31, 2024. These commitments totaled $3.4 million at December 31, 2023.

Capital Resources. As of March 31, 2024, and December 31, 2023, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2024 (Unaudited)
Total capital (to risk weighted assets)	$229,819	14.9%	$123,277	> =	8.0%	$154,097	> =	10.0%
Tier 1 capital (to risk weighted assets)	210,507	13.7%	92,458	> =	6.0%	123,277	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	210,507	13.7%	69,344	> =	4.5%	100,163	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	210,507	11.7%	72,000	> =	4.0%	90,000	> =	5.0%
As of December 31, 2023 (Audited)
Total capital (to risk weighted assets)	$228,092	14.6%	$124,883	> =	8.0%	$156,104	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,726	13.4%	93,662	> =	6.0%	124,883	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,726	13.4%	70,247	> =	4.5%	101,468	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,726	11.5%	72,479	> =	4.0%	90,599	> =	5.0%
At March 31, 2024, and December 31, 2023, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of March 31, 2024 (Unaudited)
Total capital (to risk weighted assets)	$229,366	14.9%	$123,277	> =	8.0%
Tier 1 capital (to risk weighted assets)	160,054	10.4%	92,458	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	160,054	10.4%	69,344	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	160,054	8.9%	72,000	> =	4.0%
As of December 31, 2023 (Audited)
Total capital (to risk weighted assets)	$230,160	14.7%	$124,883	> =	8.0%
Tier 1 capital (to risk weighted assets)	160,794	10.3%	93,662	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	160,794	10.3%	70,247	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	160,794	8.9%	72,479	> =	4.0%

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
The following table sets forth, at March 31, 2024 and December 31, 2023, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2024	At December 31, 2023

+300 bp	(2)%	0%
+200 bp	(1)%	0%
+100 bp	0%	0%
-100 bp	0%	0%
-200 bp	(1)%	(2)%

(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at March 31, 2024, and December 31, 2023.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2024	At December 31, 2023

+300 bp	(12)%	(13)%
+200 bp	(8)%	(8)%
+100 bp	(4)%	(4)%
-100 bp	4%	4%
-200 bp	6%	7%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2024, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, at reaching a level of reasonable assurance.

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

Item 1A.RISK FACTORS
The information in this Form 10-Q should be read in conjunction with the risk factors described in “Risk Factors” in Item 1A of our 2023 10-K and the information under “Forward-Looking Statements” in this Form 10-Q and in our 2023 10-K.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)Issuer Purchases of Equity Securities.
On July 23, 2021, the Board of Directors adopted a share repurchase program, pursuant to which Citizens Community Bancorp, Inc. is authorized to repurchase 532,962 shares of its common stock, or approximately 5% of the outstanding shares on that date. As of the beginning of the quarter ended March 31, 2024, 202,159 shares were available for purchase under the share repurchase program. During the quarter ended March 31, 2024, 50,000 shares were repurchased under the program. As of March 31, 2024, an additional 152,159 shares remain available for repurchase under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	202,159
February 1, 2024 - February 29, 2024	—	$—	—	202,159
March 1, 2024 - March 31, 2024	50,000	$11.90	50,000	152,159
Total	50,000	$11.90	50,000
Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Employment Agreements
On May 2, 2024, the Company, together with CCFBank, entered into the Fourth Amended and Restated Executive Employment Agreement with Stephen M. Bianchi, its Chairman, President and CEO (the “Bianchi Employment Agreement”), and the Third Amended and Restated Executive Employment Agreement with James S. Broucek, its CFO (the “Broucek Employment Agreement”).
The Bianchi Employment Agreement reflects Mr. Bianchi’s current salary of $396,344.00. The Broucek Employment Agreement reflects Mr. Broucek’s current salary of $241,020.00.
Both the Bianchi Employment Agreement and the Broucek Employment Agreement clarified the existing severance provisions and attached template forms of release.
The foregoing descriptions of the Bianchi Employment Agreement and the Broucek Employment Agreement are qualified in their entirety by reference to the provisions of the applicable employment agreement, each of which is filed as an exhibit to this Quarterly Report on Form 10-Q.
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

Item 6.EXHIBITS
(a) Exhibits

10.1
Fourth Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal N.A. and Stephen M. Bianchi, dated as of May 2, 2024 (filed herewith)

10.2
Third Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal N.A. and James R. Broucek, dated as of May 2, 2024 (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: May 8, 2024	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: May 8, 2024	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer