Form 10-Q
period 2024-06-30
Citizens Community Bancorp Inc.
filed 2024-08-06
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At August 6, 2024 there were 10,297,341 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2024

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2024 (unaudited) and December 31, 2023
(derived from audited financial statements)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$36,886	$37,138
Available for sale ("AFS") securities, at fair value (amortized cost of $170,494, net of allowance for credit losses of $0 at June 30, 2024 and amortized cost of $179,744, net of allowance for credit losses of $0 at December 31, 2023)	146,438	155,743
Held to maturity ("HTM") securities, at amortized cost (fair value of $69,027, net of allowance for credit losses of $0 at June 30, 2024 and fair value of $73,262, net of allowance for credit losses of $0 at December 31, 2023)	88,605	91,229
Equity investments	5,023	3,284
Other investments	13,878	15,725
Loans receivable	1,428,588	1,460,792
Allowance for credit losses	(21,178)	(22,908)
Loans receivable, net	1,407,410	1,437,884
Loans held for sale	275	5,773
Mortgage servicing rights, net	3,731	3,865
Office properties and equipment, net	17,774	18,373
Accrued interest receivable	6,289	5,409
Intangible assets	1,336	1,694
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,662	1,795
Bank owned life insurance ("BOLI")	25,708	25,647
Other assets	15,794	16,334
TOTAL ASSETS	$1,802,307	$1,851,391

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,519,544	$1,519,092
Federal Home Loan Bank (“FHLB”) advances	31,500	79,530
Other borrowings	61,498	67,465
Other liabilities	13,720	11,970
Total liabilities	1,626,262	1,678,057

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 10,297,341 and 10,440,591 shares issued and outstanding, respectively	103	104
Additional paid-in capital	117,838	119,441
Retained earnings	75,501	71,117
Accumulated other comprehensive loss	(17,397)	(17,328)
Total stockholders’ equity	176,045	173,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,802,307	$1,851,391
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2024 and 2023
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest and dividend income:
Interest and fees on loans	$19,921	$17,960	$40,089	$35,086
Interest on investments	2,542	2,817	5,053	5,364
Total interest and dividend income	22,463	20,777	45,142	40,450
Interest expense:
Interest on deposits	9,338	6,162	18,547	10,510
Interest on FHLB and FRB borrowed funds	576	1,892	1,088	3,385
Interest on other borrowed funds	973	1,037	2,026	2,074
Total interest expense	10,887	9,091	21,661	15,969
Net interest income before provision for credit losses	11,576	11,686	23,481	24,481
(Negative) provision for credit losses	(1,525)	450	(2,325)	500
Net interest income after provision for credit losses	13,101	11,236	25,806	23,981
Non-interest income:
Service charges on deposit accounts	490	488	961	973
Interchange income	579	591	1,120	1,142
Loan servicing income	526	499	1,108	1,068
Gain on sale of loans	226	904	1,246	1,202
Loan fees and service charges	309	88	539	168
Net realized gains on debt securities	—	12	—	12
Net losses (gains) on equity securities	(658)	(2)	(491)	54
Bank Owned Life Insurance (BOLI) death benefit	184	—	184	—
Other	257	333	510	586
Total non-interest income	1,913	2,913	5,177	5,205
Non-interest expense:
Compensation and related benefits	5,675	5,336	11,158	10,674
Occupancy	1,333	1,359	2,700	2,782
Data processing	1,525	1,444	3,122	2,904
Amortization of intangible assets	179	193	358	397
Mortgage servicing rights expense, net	116	148	264	306
Advertising, marketing and public relations	186	151	350	287
FDIC premium assessment	200	203	405	404
Professional services	347	306	913	811
Gains on repossessed assets, net	(18)	(9)	(18)	(38)
Other	756	715	1,824	1,440
Total non-interest expense	10,299	9,846	21,076	19,967
Income before provision for income taxes	4,715	4,303	9,907	9,219
Provision for income taxes	1,040	1,097	2,144	2,351
Net income attributable to common stockholders	$3,675	$3,206	$7,763	$6,868
Per share information:
Basic earnings	$0.35	$0.31	$0.75	$0.66
Diluted earnings	$0.35	$0.31	$0.75	$0.66
Cash dividends paid	$—	$—	$0.32	$0.29
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Three and Six months ended June 30, 2024 and 2023
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income attributable to common stockholders	$3,675	$3,206	$7,763	$6,868
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period, net of tax	503	(2,277)	(199)	(1,212)
Reclassification adjustment for net gains included in net income, net of tax	—	(9)	—	(9)
Reclassification for net loss on exchanged security, included in net income, net of tax	130	—	130	—
Other comprehensive income (loss), net of tax	633	(2,286)	(69)	(1,221)
Comprehensive income	$4,308	$920	$7,694	$5,647
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2024
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2023	10,440,591	$104	$119,441	$71,117	$(17,328)	$173,334
Net income	—	—	—	4,088	—	4,088
Other comprehensive loss, net of tax	—	—	—	—	(702)	(702)
Surrender of restricted shares of common stock	(9,471)	—	(113)	—	—	(113)
Restricted common stock awarded under the equity incentive plan	16,955		—	—	—	—
Restricted common stock issued upon achievement of the 2021 performance criteria	8,805	—	—	—	—	—
Common stock repurchased	(50,000)	—	(570)	(28)	—	(598)
Amortization of restricted stock	—	—	158	—	—	158
Cash dividends ($0.32 per share)	—	—	—	(3,346)	—	(3,346)
Balance at March 31, 2024	10,406,880	104	118,916	71,831	(18,030)	172,821
Net income	—	—	—	3,675	—	3,675
Other comprehensive income, net of tax	—	—	—	—	633	633
Surrender of restricted shares of common stock	(539)	—	(6)	—	—	(6)
Common stock repurchased	(109,000)	(1)	(1,230)	(5)	—	(1,236)
Amortization of restricted stock	—	—	158	—	—	158
Balance at June 30, 2024	10,297,341	$103	$117,838	$75,501	$(17,397)	$176,045
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

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2024 and 2023
(in thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income attributable to common stockholders	$7,763	$6,868
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion on debt securities	(39)	(34)
Depreciation expense	1,113	1,203
(Negative provision) provision for credit losses	(2,325)	500
Net loss (gain) on equity securities	491	(54)
Net realized gain on sale of debt securities	—	(12)
Increase in mortgage servicing rights resulting from transfers of financial assets	(130)	(52)
Mortgage servicing rights amortization and impairment, net	264	306
Amortization of intangible assets	358	397
Amortization of restricted stock	316	382
Decrease in deferred income taxes	355	129
Increase in cash surrender value of life insurance	(560)	(336)
Net gain from disposals of foreclosed and repossessed assets	(18)	(38)
Gain on sale of loans held for sale, net	(1,246)	(1,202)
Proceeds from sale of loans held for sale	28,441	23,192
Originations of loans held for sale	(21,697)	(24,384)
Net change in:
Accrued interest receivable and other assets	(709)	(1,047)
Other liabilities	1,750	(1,466)
Total adjustments	6,364	(2,516)
Net cash provided by operating activities	14,127	4,352
Cash flows from investing activities:
Proceeds from Bank Owned Life Insurance (BOLI) death benefit	499	—
Net decrease in other interest bearing deposits	—	249
Purchase of available for sale securities	—	(11,007)
Proceeds from principal payments of available for sale securities	7,045	9,128
Proceeds from sales of available for sale securities	—	5,105
Proceeds from principal payments and maturities of held to maturity securities	2,618	2,571
Equity investment capital distribution	170	—
Purchase of equity investments	(150)	(450)
Net sales (purchases) of other investments	1,847	(513)
Proceeds from sales of foreclosed and repossessed assets	201	254
Proceeds from insurance claim on foreclosed and repossessed assets	27	—
Net decrease (increase) in loans	32,726	(13,199)
Net capital expenditures	(527)	(547)
Proceeds from disposal of office properties and equipment	13	10
Net cash provided by (used in) investing activities	44,469	(8,399)

Cash flows from financing activities:
Change in short term Federal Home Loan Bank advances, net	(27,500)	15,000
Federal Home Loan Bank advance repayment due to FHLB call	(10,000)	—
Federal Home Loan Bank advance long-term maturities	(10,530)	(35,000)
Amortization of debt issuance costs	116	115
Other borrowings principal reductions	(6,083)	(5,167)
Net increase in deposits	448	39,962
Restricted common stock awarded under the equity incentive plan	—	1
Repurchase shares of common stock	(1,834)	(117)
Surrender of restricted shares of common stock	(119)	(129)
Common stock options exercised	—	28
Cash dividends paid	(3,346)	(3,040)
Net cash (used in) provided by financing activities	(58,848)	11,653
Net (decrease) increase in cash and cash equivalents	(252)	7,606
Cash and cash equivalents at beginning of period	37,138	35,363
Cash and cash equivalents at end of period	$36,886	$42,969

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$14,897	$10,088
Interest on borrowings	$3,044	$5,363
Income taxes	$1,487	$2,505
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$73	$144

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
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers primarily in Wisconsin and Minnesota through 22 branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Mankato and Twin Cities markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, agricultural operators and consumers, including one-to-four family residential mortgages.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date of June 30, 2024, through the date on which the consolidated financial statements were available to be issued on August 6, 2024, for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024; the matters described in “Risk Factors” in Item 1A of the quarterly reports on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024; the matters described in “Risk Factors” in Item 1A of this Form 10-Q; and external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
The Company has elected to not measure an ACL on accrued interest on available for sale and held to maturity securities, as it would write off accrued interest in a timely manner if the related security was determined to have a credit loss. The Company has no available for sale securities or held to maturity securities which it deems to have a credit loss at June 30, 2024.
Equity investments - The Company is required to maintain an investment in Federal Agricultural Mortgage Corporation (“Farmer Mac”) equity securities. Farmer Mac equity securities are carried at their fair market value, which is readily determinable. Changes in fair value are recognized as net gains or losses on investment securities in our consolidated statement of operations.
Included in equity investments are preferred shares of a community development financial institution, which are carried at their fair market value. As no ready market exists for this investment, the Company utilizes significant unobservable inputs (Level 3 inputs) to determine fair value.We record the unrealized gains and losses resulting from changes in the fair value of this investment as net gains or losses on investment securities in our consolidated statements of operations.
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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $13,878 at June 30, 2024 consisted of $5,447 of FHLB stock, $5,707 of Federal Reserve Bank stock and $2,724 of Bankers’ Bank stock. Other investments totaling $15,725 at December 31, 2023 consisted of $7,302 of FHLB stock and $5,699 of Federal Reserve Bank stock and $2,724 of Bankers’ Bank stock.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives originally ranging from 84 to 111 months utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of June 30, 2024, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2023. The Company has monitored events and conditions since December 31, 2023, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
New Markets Tax Credits - As a part of its commitment to the communities it serves, in the first quarter of 2022, the Company made an investment in an LLC that is sponsoring a community development project that has been awarded a New Markets Tax Credit (“NMTC”) through the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. This investment is Community Reinvestment Act eligible and is designed to generate a return primarily through the realization of the tax credit. This LLC is considered a Variable Interest Entity (VIE) as the Company represents the holder of the equity investment at risk. However, the Company does not have the ability to direct the activities that most significantly affect the performance of the LLC. As such, the Company is not the primary beneficiary of the VIE and the LLC has not been consolidated. With the adoption of ASU 2023-02 on January 1, 2023 discussed in Recent Accounting Pronouncements -

Adopted below, the investment is accounted for using the proportional amortization method, which requires amortizing the investment in the period of and in proportion to the recognition of the related tax credit. Amortization of the investment is included in provision for income taxes and the utilization of the tax credit is recorded as a reduction in provision for income taxes. Prior to the adoption of ASU 2023-02 the investment was accounted for using the equity method of accounting and was amortized through non-interest expense
As of June 30, 2024, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $2,608. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of June 30, 2024, there were no known instances of noncompliance associated with the investment.
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
Federal Hold Loan Bank (“FHLB”) advances - The Bank holds both $16,500 and $44,000 short-term and $15,000 and $35,530 long-term FHLB advances as of June 30, 2024 and December 31, 2023, respectively. For cash flow purposes the short-term FHLB advances are disclosed net with original maturities of three months or less.
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
Share-Based Compensation—The Company may grant restricted stock awards and other stock-based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. The Company accounts for forfeitures as they occur. Forfeited restricted shares are canceled and returned to authorized and unissued shares. While time based restricted shares are subject to forfeiture, time based restricted stock award participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The time based restricted shares granted under the 2018 Equity Incentive Plan (the “Plan”) are subject to a three-year vesting period. Compensation expense for time based restricted stock is recognized over the requisite service period of three years for the entire award on a straight-line basis. Performance based restricted shares are earned over a three-year period based on Board approved performance metrics and expense is recorded based on expected shares vesting. The performance based restricted stock award participants do not have voting rights and do not receive dividends or other distributions paid with respect to the performance based restricted shares. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Operations.
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
The Company’s effective tax rates were 22.1% and 25.5% for the three months ended June 30, 2024 and June 30, 2023, and 21.6% and 25.5% for the six months ended June 30, 2024 and June 30, 2023. The Wisconsin state budget, signed July 5, 2023, effective January 1, 2023, made originated loans in Wisconsin for business purposes up to $5,000 non-taxable. This change lowered the Company’s income tax rates for the three and six-month periods ended June 30, 2024, and lowered the Company’s income tax rate for the twelve-month period ended December 31, 2023, before related valuation allowance. Income tax expense in 2023, was lower due to the retroactive, effect of this change. This reduction of income tax expense was offset by a one-time tax expense of $1,828 in the three and nine-month periods ended September 30, 2023, as the impact of the resulting lower incremental tax rate decreased the estimated future realization of an existing deferred tax asset resulting in a valuation allowance.
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
At June 30, 2024, the Company had $4,174 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of June 30, 2024.
Common Stock Repurchased-The Company is incorporated in Maryland. Under Maryland Law, repurchased shares of the Company’s common stock must be returned. Shares repurchased are canceled and returned to authorized and unissued shares and recorded as a reduction of each of the applicable captions within stockholders’ equity on the consolidated balance sheets and consolidated statement of changes in stockholders’ equity.
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost and fair value of securities available for sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of June 30, 2024 and December 31, 2023, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
U.S. government agency obligations	$15,180	$72	$154	$15,098
Mortgage-backed securities	88,199	—	19,115	69,084
Corporate debt securities	44,919	1	4,788	40,132
Asset-backed securities	22,196	45	117	22,124
Total available for sale securities	$170,494	$118	$24,174	$146,438

December 31, 2023
U.S. government agency obligations	$16,655	$77	$156	$16,576
Mortgage-backed securities	91,091	—	17,611	73,480
Corporate debt securities	47,158	6	5,990	41,174
Asset-backed securities	24,840	12	339	24,513
Total available for sale securities	$179,744	$95	$24,096	$155,743
The amortized cost and fair value of securities held to maturity and the corresponding amounts of gross unrecognized gains and losses as of June 30, 2024 and December 31, 2023, respectively, were as follows:

Held to maturity securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2024
Obligations of states and political subdivisions	$500	$—	$31	$469
Mortgage-backed securities	88,105	4	19,551	68,558
Total held to maturity securities	$88,605	$4	$19,582	$69,027

December 31, 2023
Obligations of states and political subdivisions	$600	$—	$35	$565
Mortgage-backed securities	90,629	6	17,938	72,697
Total held to maturity securities	$91,229	$6	$17,973	$73,262
At June 30, 2024, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $28,454 as collateral to secure a line of credit with the Federal Reserve Bank. As of June 30, 2024, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2024, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $383 and mortgage-backed securities with a carrying value of $1,802 as collateral against specific municipal deposits. As of June 30, 2024, the Bank also has mortgage-backed securities with a carrying value of $125 and U.S. Government Agencies with a carrying value of $449 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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

For the three and six month periods ended June 30, 2024, there were no sales of available for sale securities. In June 2024, senior debt of a community development financial institution, classified as available-for-sale securities with a carrying value of $2,082, was exchanged for preferred equity of the financial institution’s operating subsidiary. The exchange resulted in $168 of unrealized losses on available-for-sale securities, previously included in other comprehensive income, being recognized on the June 30, 2024, consolidated statement of operations as loss on investment securities. For the three and six month periods ended June 30, 2023, gross sales of available for sale securities were $5,105, gross gains on the sale of available for sale securities were $12, and gross loss on the sale of available for sale securities were $0.
The estimated fair value of securities at June 30, 2024 and December 31, 2023, by contractual maturity, is shown below.

	June 30, 2024		December 31, 2023
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,500	$2,491	$—	$—
Due after one year through five years	11,024	10,823	13,986	13,703
Due after five years through ten years	42,638	37,923	45,549	39,701
Due after ten years	26,133	26,117	29,118	28,859
Total securities with contractual maturities	82,295	77,354	88,653	82,263
Mortgage-backed securities	88,199	69,084	91,091	73,480
Total available for sale securities	$170,494	$146,438	$179,744	$155,743

	June 30, 2024		December 31, 2023
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$98	$100	$100
Due after one year through five years	400	371	500	465
Due after five years through ten years	—	—	—	—
Total securities with contractual maturities	500	469	600	565
Mortgage-backed securities	88,105	68,558	90,629	72,697
Total held to maturity securities	$88,605	$69,027	$91,229	$73,262

Securities with unrealized losses at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2024
U.S. government agency obligations	$3,429	$4	$3,491	$150	$6,920	$154
Mortgage-backed securities	—	—	69,084	19,115	69,084	19,115
Corporate debt securities	—	—	38,212	4,788	38,212	4,788
Asset-backed securities	—	—	14,291	117	14,291	117
Total	$3,429	$4	$125,078	$24,170	$128,507	$24,174
December 31, 2023
U.S. government agency obligations	$3,776	$5	$3,627	$151	$7,403	$156
Mortgage-backed securities	—	$—	$73,476	$17,611	$73,476	$17,611
Corporate debt securities	3,350	$76	$35,916	$5,914	$39,266	$5,990
Asset-backed securities	3,348	$22	$20,008	$317	$23,356	$339
Total	$10,474	$103	$133,027	$23,993	$143,501	$24,096

At June 30, 2024 no ACL was established for available for sale or held to maturity securities. Substantially all the held to maturity portfolio is made up of agency backed mortgage securities. These securities are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. At June 30, 2024, there were no past due held to maturity securities. Accordingly, the Company does not expect to incur credit losses on these securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.

All of our available for sale and held to maturity investment securities are investment grade securities.

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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2024, and December 31, 2023, follows:

	June 30, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$727,170	50.9%	$748,447	51.2%
Agricultural real estate	77,782	5.5%	83,157	5.7%
Multi-family real estate	234,624	16.4%	228,004	15.6%
Construction and land development	87,379	6.1%	110,218	7.5%
C&I/Agricultural operating:
Commercial and industrial	127,308	8.9%	121,190	8.3%
Agricultural operating	27,422	1.9%	25,695	1.8%
Residential mortgage:
Residential mortgage	133,018	9.3%	128,479	8.8%
Purchased HELOC loans	2,915	0.2%	2,880	0.2%
Consumer installment:
Originated indirect paper	5,110	0.4%	6,535	0.4%
Other consumer	5,860	0.4%	6,187	0.4%
Total loans receivable	$1,428,588	100%	$1,460,792	100%
Less Allowance for credit losses	(21,178)		(22,908)
Net loans receivable	$1,407,410		$1,437,884

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
As of June 30, 2024, and December 31, 2023, there were no loans classified as doubtful with a risk rating of 8 and no loans classified as loss with a risk rating of 9.
Residential and consumer loans are typically not rated until they are past due 90 days at month-end which is why they are classified as pass graded 1-5 and once past due or have a history of delinquencies, get assigned a grade 7.

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of June 30, 2024, and gross charge-offs for the six months ended June 30, 2024:

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$27,191	$80,282	$132,929	$216,899	$92,595	$156,775	$10,911	$—	$717,582
Risk rating 6	175	—	—	41	—	—	—	—	216
Risk rating 7	—	301	595	3,493	218	4,765	—	—	9,372
Total	$27,366	$80,583	$133,524	$220,433	$92,813	$161,540	$10,911	$—	$727,170
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural real estate
Risk rating 1 to 5	$2,673	$11,964	$17,527	$11,087	$7,539	$19,509	$1,031	$—	$71,330
Risk rating 6	—	—	169	5,308	—	593	—	—	6,070
Risk rating 7	—	—	354	—	—	28	—	—	382
Total	$2,673	$11,964	$18,050	$16,395	$7,539	$20,130	$1,031	$—	$77,782
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Risk rating 1 to 5	$3,426	$5,119	$55,498	$103,694	$43,806	$22,986	$95	$—	$234,624
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$3,426	$5,119	$55,498	$103,694	$43,806	$22,986	$95	$—	$234,624
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$13,604	$43,138	$9,884	$5,682	$1,362	$1,213	$12,388	$—	$87,271
Risk rating 6	—	—	—	—	—	108	—	—	108
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$13,604	$43,138	$9,884	$5,682	$1,362	$1,321	$12,388	$—	$87,379
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$10,098	$15,189	$31,856	$25,191	$9,250	$5,732	$27,139	$—	$124,455
Risk rating 6	—	449	243	14	—	—	1,708	—	2,414
Risk rating 7	—	16	—	421	—	2	—	—	439
Total	$10,098	$15,654	$32,099	$25,626	$9,250	$5,734	$28,847	$—	$127,308
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural operating
Risk rating 1 to 5	$1,920	$3,694	$3,473	$736	$597	$2,199	$13,786	$—	$26,405
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	473	544	—	—	—	—	1,017
Total	$1,920	$3,694	$3,946	$1,280	$597	$2,199	$13,786	$—	$27,422
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$6,739	$32,111	$32,697	$7,851	$2,284	$32,386	$16,092	$—	$130,160
Risk rating 7	—	—	134	—	—	2,724	—	—	2,858
Total	$6,739	$32,111	$32,831	$7,851	$2,284	$35,110	$16,092	$—	$133,018
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$2,798	$—	$2,798
Risk rating 7	—	—	—	—	—	—	117	—	117
Total	$—	$—	$—	$—	$—	$—	$2,915	$—	$2,915
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$5,049	$—	$—	$5,049
Risk rating 7	—	—	—	—	—	61	—	—	61
Total	$—	$—	$—	$—	$—	$5,110	$—	$—	$5,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10
Other consumer
Risk rating 1 to 5	$1,143	$1,662	$1,151	$529	$439	$410	$518	$—	$5,852
Risk rating 7	—	6	—	—	—	1	1	—	8
Total	$1,143	$1,668	$1,151	$529	$439	$411	$519	$—	$5,860
Current period gross charge-offs	$—	$—	$3	$1	$—	$—	$3	$—	$7
Total loans receivable	$66,969	$193,931	$286,983	$381,490	$158,090	$254,541	$86,584	$—	$1,428,588
Total current period gross charge-offs	$—	$—	$3	$1	$—	$10	$3	$—	$17

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

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three and six months ended June 30, 2024:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended June 30, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,255	$1,166	$2,765	$250	$22,436
Charge-offs	—	—	—	(12)	(12)
Recoveries	2	10	2	2	16
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(1,224)	(59)	17	4	(1,262)
ACL - Loans, at end of period	$17,033	$1,117	$2,784	$244	$21,178

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Six months ended June 30, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,784	$1,105	$2,744	$275	$22,908
Charge-offs	—	—	—	(17)	(17)
Recoveries	41	25	3	5	74
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	(1,792)	(13)	37	(19)	(1,787)
ACL - Loans, at end of period	$17,033	$1,117	$2,784	$244	$21,178

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

Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $712 at June 30, 2024, and $1,250 at December 31, 2023, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the three and six months ended June 30, 2024, and the twelve months ended December 31, 2023.

	June 30, 2024 and Three Months Ended	June 30, 2024 and Six Months Ended	December 31, 2023 and Twelve Months Ended
ACL - Unfunded Commitments - beginning of period	$975	$1,250	$—
Cumulative effect of ASU 2016-13 adoption	—	—	1,537
Additions to ACL - Unfunded Commitments via provision for credit losses charged to operations	(263)	(538)	(287)
ACL - Unfunded Commitments - End of period	$712	$712	$1,250

Provision for credit losses - The provision for credit losses is determined by the Company as the amount to be added (reversed) to the ACL loss accounts for various types of financial instruments (including loans and off-balance sheet credit exposures) after net charge-offs have been deducted to bring the ACL to a level that, in managements judgement, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the negative provision for credit losses.

	June 30, 2024 and Three Months Ended	June 30, 2024 and Six Months Ended
(Negative) provision for credit losses on:
Loans	$(1,262)	$(1,787)
Unfunded Commitments	(263)	(538)
Total (negative) provision for credit losses	$(1,525)	$(2,325)

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of June 30, 2024, and December 31, 2023, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
June 30, 2024
Commercial/Agricultural real estate:
Commercial real estate	$103	$111	$533	$747	$726,423	$727,170
Agricultural real estate	—	—	354	354	77,428	77,782
Multi-family real estate	—	—	—	—	234,624	234,624
Construction and land development	—	—	—	—	87,379	87,379
C&I/Agricultural operating:
Commercial and industrial	277	—	421	698	126,610	127,308
Agricultural operating	—	—	1,017	1,017	26,405	27,422
Residential mortgage:
Residential mortgage	3,025	692	814	4,531	128,487	133,018
Purchased HELOC loans	—	117	—	117	2,798	2,915
Consumer installment:
Originated indirect paper	2	9	25	36	5,074	5,110
Other consumer	41	3	2	46	5,814	5,860
Total	$3,448	$932	$3,166	$7,546	$1,421,042	$1,428,588

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
December 31, 2023
Commercial/Agricultural real estate:
Commercial real estate	$50	$308	$5,579	$5,937	$742,510	$748,447
Agricultural real estate	30	—	361	391	82,766	83,157
Multi-family real estate	—	—	—	—	228,004	228,004
Construction and land development	—	—	54	54	110,164	110,218
C&I/Agricultural operating:
Commercial and industrial	248	—	—	248	120,942	121,190
Agricultural operating	—	—	1,179	1,179	24,516	25,695
Residential mortgage:
Residential mortgage	856	583	1,023	2,462	126,017	128,479
Purchased HELOC loans	117	—	—	117	2,763	2,880
Consumer installment:
Originated indirect paper	66	—	12	78	6,457	6,535
Other consumer	38	—	20	58	6,129	6,187
Total	$1,405	$891	$8,228	$10,524	$1,450,268	$1,460,792

Nonaccrual Loans - The following tables present the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated at June 30, 2024, December 31, 2023, and June 30, 2023, with no allowance for credit losses:

June 30, 2024	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses
Commercial/Agricultural real estate:
Commercial real estate	$5,350	$5,093
Agricultural real estate	382	382
C&I/Agricultural operating:
Commercial and industrial	422	147
Agricultural operating	1,017	1,017
Residential mortgage:
Residential mortgage	1,028	810
Purchased HELOC loans	117	117
Consumer installment:
Originated indirect paper	35	35
Other consumer	1	1
Total	$8,352	$7,602

December 31, 2023	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses
Commercial/Agricultural real estate:
Commercial real estate	$10,359	$10,347
Agricultural real estate	391	391
Construction and land development	54	54
C&I/Agricultural operating:
Agricultural operating	1,180	1,180
Residential mortgage:
Residential mortgage	1,167	934
Consumer installment:
Originated indirect paper	15	15
Other consumer	18	18
Total	$13,184	$12,939

June 30, 2023	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses
Commercial/Agricultural real estate:
Commercial real estate	$11,359	$11,342
Agricultural real estate	1,712	1,712
Construction and land development	94	94
C&I/Agricultural operating:
Commercial and industrial	4	4
Agricultural operating	1,436	1,436
Residential mortgage:
Residential mortgage	1,029	787
Consumer installment:
Originated indirect paper	27	27
Other consumer	2	2
Total	$15,663	$15,404
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

Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following tables present the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of June 30, 2024, and December 31, 2023.

	Collateral Type
June 30, 2024	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$9,932	$—	$9,932	$8,459	$1,473	$213
Agricultural real estate	6,452	—	6,452	6,452	—	—
Construction and land development	108	—	108	108	—	—
C&I/Agricultural operating:
Commercial and industrial	—	2,338	2,338	2,062	276	12
Agricultural operating	—	1,017	1,017	1,017	—	—
Residential mortgage:
Residential mortgage	3,064	—	3,064	2,565	499	54
Consumer installment:
Originated indirect paper	—	61	61	61	—	—
Other consumer	—	8	8	8	—	—
Total	$19,556	$3,424	$22,980	$20,732	$2,248	$279

	Collateral Type
December 31, 2023	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$15,086	$—	$15,086	$11,350	$3,736	$703
Agricultural real estate	6,605	—	6,605	6,605	—	—
Construction and land development	313	—	313	313	—	—
C&I/Agricultural operating:
Commercial and industrial	—	2,219	2,219	2,219	—	—
Agricultural operating	—	1,181	1,181	1,181	—	—
Residential mortgage:
Residential mortgage	3,145	—	3,145	2,591	554	88
Consumer installment:
Originated indirect paper	—	44	44	44	—	—
Other consumer	—	29	29	29	—	—
Total	$25,149	$3,473	$28,622	$24,332	$4,290	$791
There were no outstanding commitments to borrowers experiencing financial difficulty as of June 30, 2024. There were unused lines of credit totaling $662 on loans with borrowers experiencing financial difficulties as of June 30, 2024.

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended June 30, 2024:

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at June 30, 2024	% of Total Class of Financing Receivables
Commercial and industrial	$920	0.72%
Residential mortgage	$163	0.12%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2024:

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Commercial and industrial	Payments were deferred a weighted average of 3 months
Residential mortgage	Payments were deferred a weighted average of 3 months
The tables below detail Loan Modifications made to Borrowers Experiencing Financial Difficulty during the twelve months ended June 30, 2024:

	Term Extension
Loan Class	Amortized Cost Basis at June 30, 2024	% of Total Class of Financing Receivables
Commercial real estate	$4,434	0.61%
Commercial and industrial	$1,450	1.14%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at June 30, 2024	% of Total Class of Financing Receivables
Commercial and industrial	$920	0.72%
Residential mortgage	$245	0.18%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve months ended June 30, 2024:

Term Extension
Loan Class	Financial Effect
Commercial real estate	A weighted average of 20 months was added to the term of the loans
Commercial and industrial	A weighted average of 11 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Commercial and industrial	Payments were deferred a weighted average of 3 months
Residential mortgage	Payments were deferred a weighted average of 3 months

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended June 30, 2023:

	Term Extension
Loan Class	Amortized Cost Basis at June 30, 2023	% of Total Class of Financing Receivables
Commercial and industrial	$8	0.01%
Agricultural operating	$179	0.73%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at June 30, 2023	% of Total Class of Financing Receivables
Residential mortgage	$69	0.06%
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
The following table shows the performance of such loans that have been modified during the twelve months ended June 30, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$4,434	$—	$—	$—
Commercial and industrial	2,370	—	—	—
Residential mortgage	14	—	82	149
Total	$6,818	$—	$82	$149

No loan modified during the six months ended June 30, 2023 has subsequently defaulted. The following table shows the performance of such loans that have been modified during the six months ended June 30, 2023.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$5,337	$—	$—	$—
Commercial and industrial	8	—	—	—
Agricultural operating	179
Residential mortgage	106	—	—	—
Other consumer	22	—	—	—
Total	$5,652	$—	$—	$—

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of June 30, 2024 and December 31, 2023 were $483,269 and $495,531, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $5,031 and $2,665 at June 30, 2024 and December 31, 2023, respectively.
Mortgage servicing rights activity for the three and six month periods ended June 30, 2024 and June 30, 2023, were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended	As of and for the Six Months Ended	As of and for the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$3,779	$4,120	$3,865	$4,262
Increase in mortgage servicing rights resulting from transfers of financial assets	73	36	130	52
Amortization during the period	(121)	(148)	(264)	(306)
Mortgage servicing rights, end of period	3,731	4,008	3,731	4,008
Valuation allowance:
Valuation allowance, beginning of period	(5)	—	—	—
Additions	—	—	(5)	—
Recoveries	5	—	5	—
Valuation allowance, end of period	—	—	—	—
Mortgage servicing rights, net	$3,731	$4,008	$3,731	$4,008
Fair value of mortgage servicing rights; end of period	$5,425	$5,705	$5,425	$5,705
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $310 and $325 for the three months ended June 30, 2024 and June 30, 2023, respectively. Servicing fees totaled $621 and $655 for the six months ended June 30, 2024 and June 30, 2023, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at June 30, 2024, was determined using discount rates ranging from 9.9% to 12.9%. Fair value at June 30, 2023, was determined using discount rates ranging from 9.5% to 12.5%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for 1 corporate office, 3 bank branch offices, 2 former bank branch office, and 1 ATM location. Our leases have remaining lease terms ranging from approximately 0.17 to 4.00 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of June 30, 2024, we have no lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Six Months Ended
	June 30, 2024	June 30, 2023
The components of total lease cost were as follows:
Operating lease cost	$237	$255
Variable lease cost	58	38
Total lease cost	$295	$293

The components of total lease income were as follows:
Operating lease income	$21	$20

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$274	$273
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$225

	June 30, 2024	December 31, 2023
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets (1)	$1,041	$1,477
Operating lease liabilities (2)	$1,447	$1,686

Weighted average remaining lease term in years; operating leases	3.49	3.94
Weighted average discount rate; operating leases	3.23%	3.20%
(1) Operating lease right-of-use assets are recorded as other assets in the consolidated balance sheets.
(2) Operating lease liabilities are recorded as other liabilities in the consolidated balance sheets.
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2024	206	17
2025	534	15
2026	465	7
2027	401	—
2028	141	—
Thereafter	—	—
Total	1,747	$39
Less: effects of discounting	(300)
Lease liability recognized	$1,447

In June of 2024, we closed our St Peter, Minnesota branch. We considered the branch closure a triggering event that required us to test the right of use asset for impairment. It was determined that the right of use asset was impaired and a $168 impairment loss was recorded. This impairment loss is included in other non-interest expense in the consolidated statements of operations.

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Non-interest bearing demand deposits	$255,703	$265,704
Interest bearing demand deposits	353,477	343,276
Savings accounts	170,946	176,548
Money market accounts	370,164	374,055
Certificate accounts	369,254	359,509
Total deposits	$1,519,544	$1,519,092

At June 30, 2024, the scheduled maturities of certificate accounts were as follows for the year ended, except December 31, 2024, which is the six months ended:

December 31, 2024	$257,990
December 31, 2025	100,409
December 31, 2026	4,118
December 31, 2027	760
December 31, 2028	5,885
After December 31, 2028	92
Total	$369,254

Certificate accounts of $250 or more were $100,293 and $103,802 at June 30, 2024 and December 31, 2023, respectively.
Brokered deposits were $96,796 at June 30, 2024 and consisted of $54,123 of brokered certificate accounts and $42,673 of brokered money market accounts. Brokered Deposits were $98,259 at December 31, 2023 and consisted of $58,209 of brokered certificate accounts and $40,050 of brokered money market accounts.
At June 30, 2024, the scheduled maturities of brokered certificate accounts were as follows for the year ended, except December 31, 2024, which is the six months ended:

December 31, 2024	$40,000
December 31, 2025 (1)	8,634
December 31, 2028 (1)	5,489
Total	$54,123
(1) The Company can call the brokered certificate accounts maturing in the years ended December 31, 2025 and 2028, monthly beginning in March 2024.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at June 30, 2024 and December 31, 2023, is as follows:

	June 30, 2024				December 31, 2023
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2024	$26,500	1.44%	5.45%	2024	$64,530	0.00%	5.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2028	—	0.00%	—%	2028	10,000	3.82%	3.82%

Federal Home Loan Bank advances		$31,500				$79,530

Senior Notes (5)	2039	$12,000	7.75%	7.75%	2034	$18,083	6.75%	7.75%

Subordinated Notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(502)				(618)
Total other borrowings		$61,498				$67,465

Totals		$92,998				$146,995
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,099,969 and $1,106,267 at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $416,063 compared to $370,569 as of December 31, 2023.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $81,000 and $217,530, during the six months ended June 30, 2024 and the twelve months ended December 31, 2023, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of June 30, 2024 and December 31, 2023 were 3.54% and 4.16%, respectively.
(4) In June 2024, the FHLB called the $10,000, 3.82% advance maturing in 2028.
(5) Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022, modified in February of 2023, and refinanced in May 2024, requiring quarterly interest-only payments through January 2029, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The letters of credit balances were $435,250 and $452,280 at June 30, 2024 and December 31, 2023, respectively.
Federal Reserve Borrowings
At June 30, 2024 and December 31, 2023, the Bank had the ability to borrow $21,386 and $22,417 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $28,454 and $29,191 as of June 30, 2024, and December 31, 2023, respectively. There were no Federal Reserve borrowings outstanding as of June 30, 2024, and December 31, 2023.
Federal Funds Purchased Lines of Credit
As of June 30, 2024, the Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70,000. As of December 31, 2023, the Bank maintained three unsecured federal funds purchased lines of credit with its banking partners which totaled $70,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of June 30, 2024 or December 31, 2023.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2024, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2024, and December 31, 2023, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2024
Total capital (to risk weighted assets)	$227,253	15.0%	$121,375	> =	8.0%	$151,719	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,555	13.7%	91,031	> =	6.0%	121,375	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,555	13.7%	68,273	> =	4.5%	98,617	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,555	11.7%	71,302	> =	4.0%	89,128	> =	5.0%
As of December 31, 2023
Total capital (to risk weighted assets)	$228,092	14.6%	$124,883	> =	8.0%	$156,104	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,726	13.4%	93,662	> =	6.0%	124,883	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,726	13.4%	70,247	> =	4.5%	101,468	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,726	11.5%	72,479	> =	4.0%	90,599	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2024 and December 31, 2023, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of June 30, 2024
Total capital (to risk weighted assets)	$231,523	15.2%	$121,522	> =	8.0%
Tier 1 capital (to risk weighted assets)	162,825	10.7%	91,141	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	162,825	10.7%	68,356	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	162,825	9.1%	71,302	> =	4.0%
As of December 31, 2023
Total capital (to risk weighted assets)	$230,160	14.7%	$124,883	> =	8.0%
Tier 1 capital (to risk weighted assets)	160,794	10.3%	93,662	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	160,794	10.3%	70,247	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	160,794	8.9%	72,479	> =	4.0%

NOTE 9 – STOCK-BASED AND OTHER COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of June 30, 2024, 315,947 restricted shares had been granted under this plan. This amount includes 8,805 shares of performance based restricted stock granted in 2021 and issued in January 2024 upon achievement of the performance criteria and completion of the three-year performance period beginning in January 2021 and ending December 31, 2023. The amount also includes 18,551 shares of performance based restricted stock granted in 2020 and issued in January 2023 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2020 and ending December 31, 2022. As of June 30, 2024, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of June 30, 2024, there are no awarded unvested restricted shares, and 54,000 awarded unexercised vested options remaining from the plan. Options granted under this plan vested pro rata over a five-year period from the grant date and were fully vested as of October 2022. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $158 and $316 for the three and six months ended June 30, 2024, compared to $216 and $382 for the three and six months ended June 30, 2023.

Restricted Common Stock Award

	June 30, 2024		December 31, 2023
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,601	$12.41	75,626	$12.30
Granted	16,955	11.88	50,606	12.36
Vested	(36,430)	12.34	(45,879)	12.24
Forfeited	—	—	(4,752)	11.78
Unvested and outstanding at end of period	56,126	$12.30	75,601	$12.41

	June 30, 2024
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	41,993	$12.61
Granted	—	—
Vested and issued	(8,805)	10.78
Forfeited	—	—
Unvested at end of period	33,188	$13.09

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
June 30, 2024
Outstanding at beginning of year	54,000	$11.59
Outstanding at end of period	54,000	$11.59	2.34	$41
Exercisable at end of period	54,000	$11.59	2.34	$41
December 31, 2023
Outstanding at beginning of year	58,000	$11.51
Exercised	(3,000)	9.21
Forfeited or expired	(1,000)	13.76
Outstanding at end of year	54,000	$11.59	2.84	$46
Exercisable at end of year	54,000	$11.59	2.84	$46
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Six months ended June 30, 2024	Twelve months ended December 31, 2023
Intrinsic value of options exercised	$—	$2
Cash received from options exercised	$—	$28
Tax benefit realized from options exercised	$—	$—
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
At the end of each reporting period, the Company estimates its potential liability related to the Plan and records any change to this liability as compensation expense in the consolidated statement of operations. At June 30, 2024, the related liability was $63, which is included in other liabilities on the consolidated balance sheet. For the three and six months ended June 30, 2024, the Company recorded related expense of $37 and $63 which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations.

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Investment securities:
U.S. government agency obligations	$15,098	$—	$15,098	$—
Mortgage-backed securities	69,084	—	69,084	—
Corporate debt securities	40,132	—	40,132	—
Asset-backed securities	22,124	—	22,124	—
Total investment securities	146,438	—	146,438	—
Equity Investments:
Farmer Mac equity securities	515	515	—	—
Preferred equity	1,812	—	—	1,812
Equity investments measured at NAV(1)	2,696	—	—	—
Total equity investments	5,023	515	—	1,812
Total	$151,461	$515	$146,438	$1,812

December 31, 2023
Investment securities:
U.S. government agency obligations	$16,576	$—	$16,576	$—
Mortgage-backed securities	73,480	—	73,480	—
Corporate debt securities	41,174	—	41,174	—
Corporate asset backed securities	24,513	—	24,513	—
Total investment securities	155,743	—	155,743	—
Equity Investments:
Farmer Mac equity securities	557	557	—	—
Equity investments measured at NAV(1)	2,727	—	—	—
Total equity investments	3,284	557	—	—
Total	$159,027	$557	$155,743	$—

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
During the three months ended June 30, 2024, senior debt of a community development financial institution, classified as available-for-sale securities was exchanged for preferred equity of the financial institution’s operating subsidiary. At June 30, 2024, the Company owned $1,812 preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value. For the twelve months ended December 31, 2023, the Company did not own any securities for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.

During the three and six months ended June 30, 2024, $2,082 of senior debt, previously measured as a Level 1 instrument, was exchanged for preferred equity, now measured as a Level 3 instrument, resulting in a transfer out of Level 1 fair value measurement to Level 3 fair value measurement. The exchange resulted in $168 of unrealized losses on available-for-sale securities, previously included in other comprehensive income, being recognized on the June 30, 2024, consolidated statement of operations as loss on investment securities. There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements relating to the available-for-sale securities above during the twelve months ended December 31, 2023. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the twelve months ended December 31, 2023, respectively.

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Foreclosed and repossessed assets, net	$1,662	$—	$—	$1,662
Collateral dependent loans	1,969	—	—	1,969
Mortgage servicing rights	3,731	—	—	5,425
Total	$7,362	$—	$—	$9,056
December 31, 2023
Foreclosed and repossessed assets, net	$1,795	$—	$—	$1,795
Collateral dependent loans	3,499	—	—	3,499
Mortgage servicing rights	3,865	—	—	5,589
Total	$9,159	$—	$—	$10,883
The fair value of collateral dependent loans with allowances was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting impaired loans.
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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
June 30, 2024.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
June 30, 2024
Foreclosed and repossessed assets, net	$1,662	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$1,969	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,425	Discounted cash flows	Discounted rates	9.875% - 12.875%
December 31, 2023
Foreclosed and repossessed assets, net	$1,795	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$3,499	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,589	Discounted cash flows	Discounted rates	9.375% - 12.375%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		June 30, 2024		December 31, 2023
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$36,886	$36,886	$37,138	$37,138
Other interest-bearing deposits	(Level II)	—	—	—	—
Securities available for sale “AFS”	(Level II)	146,438	146,438	155,743	155,743
Securities held to maturity “HTM”	(Level II)	88,605	69,027	91,229	73,262
Farmer Mac equity securities	(Level I)	515	515	557	557
Preferred equity	(Level III)	1,812	1,812	—	—
Equity investments valued at NAV(1)	N/A	2,696	N/A	2,727	N/A
Other investments	(Level II)	13,878	13,878	15,725	15,725
Loans receivable, net	(Level III)	1,407,410	1,344,304	1,437,884	1,374,387
Loans held for sale - Residential mortgage	(Level I)	275	275	1,134	1,134
Loans held for sale - SBA /FSA	(Level II)	—	—	4,639	4,639
Mortgage servicing rights	(Level III)	3,731	5,425	3,865	5,589
Accrued interest receivable	(Level I)	6,289	6,289	5,409	5,409
Financial liabilities:
Deposits	(Level III)	$1,519,544	$1,518,379	$1,519,092	$1,517,361
FHLB advances	(Level II)	31,500	31,269	79,530	79,087
Other borrowings	(Level II)	61,498	57,198	67,465	59,743
Accrued interest payable	(Level I)	5,984	5,984	3,175	3,175
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
(Share count in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Basic
Net income attributable to common stockholders	$3,675	$3,206	$7,763	$6,868
Weighted average common shares outstanding	10,370	10,478	10,405	10,475
Basic earnings per share	$0.35	$0.31	$0.75	$0.66
Diluted
Net income attributable to common stockholders	$3,675	$3,206	$7,763	$6,868
Weighted average common shares outstanding	10,370	10,478	10,405	10,475
Add: Dilutive stock options outstanding	3	—	3	2
Average shares and dilutive potential common shares	10,373	10,478	10,408	10,477
Diluted earnings per share	$0.35	$0.31	$0.75	$0.66
Additional common stock option shares that have not been included due to their antidilutive effect	20	40	20	40

Dilutive shares outstanding consist of exercisable stock options whose strike prices were less than the quarterly average closing price of the Company’s common stock. At June 30, 2024 and June 30, 2023, there were 20 and 40 exercisable stock options, respectively, with a potentially dilutive effect. However their strike prices were higher than the quarterly and annual average closing prices of the Company’s common stock and thus, excluded from diluted shares outstanding.

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30, 2024			June 30, 2023
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	$669	$(166)	$503	$(3,140)	$863	$(2,277)
Reclassification adjustment for gains included in net income	—	—	—	(12)	3	(9)
Reclassification for net loss on exchanged security, included in net income, net of tax	168	(38)	130	—	—	—
Other comprehensive income (loss)	$837	$(204)	$633	$(3,152)	$866	$(2,286)

	Six Months Ended
	June 30, 2024			June 30, 2023
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized (losses) gains on securities:
Net unrealized losses arising during the period	$(223)	$24	$(199)	$(1,672)	$460	$(1,212)
Reclassification adjustment for gains included in net income	—	—	—	(12)	3	(9)
Reclassification for net loss on exchanged security, included in net income, net of tax	168	(38)	130	—	—	—
Other comprehensive loss	$(55)	$(14)	$(69)	$(1,684)	$463	$(1,221)
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2023 and the six months ended June 30, 2024 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Beginning Balance, January 1, 2023	$(24,353)	$(17,656)
Current year-to-date other comprehensive income	352	328
Ending balance, December 31, 2023	$(24,001)	$(17,328)
Current year-to-date other comprehensive loss	(55)	(69)
Ending balance, June 30, 2024	$(24,056)	$(17,397)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2024 and June 30, 2023 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30, 2024	Six months ended June 30, 2024	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Debt security exchanged for equity security	$(168)	$(168)	Net (losses) gains on investment securities
Tax effect	38	38	Provision for income taxes
Total reclassifications for the period	$(130)	$(130)	Net loss attributable to common stockholders

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30, 2023	Six months ended June 30, 2023	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$12	$12	Net (losses) gains on investment securities
Tax effect	(3)	(3)	Provision for income taxes
Total reclassifications for the period	$9	$9	Net income attributable to common stockholders

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024 (“2023 10-K”), the matters described in “Risk Factors” in Item 1A of the quarterly reports on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024; the matters described in “Risk Factors” in Item 1A of this Form 10-Q, and the following:
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2024, and our consolidated results of operations for the six months ended June 30, 2024, compared to the same period in the prior fiscal year for the six months ended June 30, 2023. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2023 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

PERFORMANCE SUMMARY
The following is a summary of some of the significant factors that affected our operating results for the three and six months ended June 30, 2024, and June 30, 2023. Compared to second quarter 2023, second quarter 2024 net interest income decreased $0.1 million. The decrease was primarily due to the impact of higher short-term interest rates on the Bank’s liability-sensitive balance sheet, i.e., higher deposit costs, and customer account shifts to higher-cost certificates, along with increased borrowing costs which increased fifty eight-basis points partially offset by higher yields on assets, a decrease in lower yielding on-balance sheet assets included in liquidity to more normal levels, and $0.2 million recognized in curing technical defaults on performing loans.
The total benefit, i.e., negative provision, for credit losses for the second quarter ended June 30, 2024,was $1.525 million compared to a provision for credit losses of $0.45 million for the quarter ended June 30, 2023. The second quarter of 2024 negative provision was due to decreases in ACL related to: (1) $0.6 million due to the impact of loan portfolio decreases and credit quality improvements; (2) $0.6 million due to improvements in the Moody’s economic scenario per our third-party provider; and (3) reductions in off-balance sheet reserves to fund commitments of $0.3 million. The second quarter and six months ended of 2023 provision for credit losses was largely due to loan growth.
Non-interest income decreased $1.0 million in the second quarter of 2024 compared to the second quarter of 2023 due to $0.7 million lower gain on sale of loans and $0.7 million higher loss on sale of securities, partially due to $0.4 million loss recognized as result of an exchange of senior debt for preferred equity. These decreases were partially offset by $0.2 million higher loan fees due to customer activity and BOLI death benefit income realized of $0.2 million.
Non-interest expenses increased $0.5 million in the second quarter of 2024 from $9.8 million in the second quarter of 2023. The increase was primarily related to $0.3 million of higher compensation expense due to both the impact of 2024 merit raises and higher incentive compensation, along with inflationary increases in and data processing costs.
.Provision for income taxes decreased to $1.0 million in the second quarter of 2024, from $1.1 million in the second quarter of 2023, despite pre-tax income growth of $0.4 million due to a 3.4% decrease in the effective tax rate. The decrease in the effective tax rate is primarily due to the Wisconsin state budget, signed by Governor Evers on July 5, 2023, which provides financial institutions a tax exemption on income earned on Wisconsin commercial and agricultural loans up to $5 million retroactive to January 1, 2023, the impact of which began to be recognized in the third quarter of 2023.
When comparing year-over-year results, changes in net interest income, provision for credit losses, non-interest income and non-interest expense are primarily due to the items discussed above. See the remainder of this section for a more thorough discussion.
We reported net income of $3.7 million and $7.8 million, or $0.35 and $0.75 per diluted share for the three and six months ended June 30, 2024, compared to net income of $3.2 million and $6.9 million or $0.31 and $0.66 per diluted share for the three and six months ended June 30, 2023.
The following is a summary of some of the significant factors that affected our operating results for the six months ended June 30, 2024, and June 30, 2023.
Compared to 2023, for the six-month period ending June 30, 2024, net interest income decreased $1 million, primarily due to the impact of higher short-term interest rates on the Bank’s liability-sensitive balance sheet, i.e., higher deposit costs, and customer account shifts to higher-cost certificates, along with increased borrowing costs, partially offset by higher yields on assets. The Company’s cost of interest-bearing liabilities increased from 2.31% for the six months ended June 30, 2023, to 3.14% for the same period in 2024. This decrease was partially offset by higher interest income on interest earning assets of $4.7 million primarily due to the impact of higher interest rates and 0.4 million of loss recognized as a result of an exchange of senior debt to preferred equity.
The total benefit, i.e., negative provision, for credit losses was $2.325 million for the six months ended June 30, 2024, compared to a provision for credit losses of $0.5 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, the negative provision was due to decreases in ACL related to: (1) the $0.9 million impact of loan portfolio decreases and credit quality improvements; (2) $0.6 million due to improvements in the Moody’s economic scenario per our third-party provider; (3) reductions in off-balance sheet reserves to fund commitments of $0.6 million; (4) 1st quarter 2024 a decrease in the allowance for credit losses on individually evaluated loans of $0.5 million; and (5) net loan recoveries.
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
Allowance for Credit Losses - Loans.
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
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of June 30, 2024, which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2023. The Company has monitored events and conditions since December 31, 2023, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, and net interest margin for the three-month and six-month periods ended June 30, 2024, and June 30, 2023, respectively.
Net interest income was $11.6 million for the three months ended June 30, 2024, compared to $11.7 million for the three months ended June 30, 2023. Interest income for the three months ended June 30, decreased from the same period one year ago due to higher net interest-bearing balances and costs. This was partially offset by: (1) positive loan volume variance due to growth in loans outstanding; (2) increases in loan and investment yields due to (a) contractual repricing and higher coupons on new loans; (b) investments in excess of portfolio yield; and (c) one-time income of $0.2 million recognized from curing technical defaults on performing loans
The net interest margin for the three-month period ended June 30, 2024, was flat at 2.72%, compared to 2.72% for the three-month period ended June 30, 2023. The net interest margin was due to higher deposit costs due to higher market interest rates and customers moving from lower cost savings and money market accounts to higher yielding certificate accounts and the impact of higher short-term interest rates which increased FHLB advance and other borrowing costs. This was offset by: (1) increases in loan and investment yields due to contractual repricing; (2) rates on new loans and investments exceeding the portfolio as a whole; and (3) a five-basis point increase in yield due to income recognized on curing technical defaults on performing loans.
Net interest income was $23.5 million for the six months ended June 30, 2024, compared to $24.5 million for the six months ended June 30, 2023. Interest income for the six months ended June 30, decreased from the same period one year ago due to higher net interest-bearing balances and costs, which increased 83 basis points. This was partially offset by: (1) positive loan volume variance due to growth in loans outstanding; (2) increases in loan and investment yields due to: (a) contractual repricing and higher coupons on new loans; (b) investments in excess of portfolio yield; and (c) one-time income of $0.4 million recognized on nonaccrual payoffs and $0.4 million recognized from curing technical defaults on performing loans.
The net interest margin for the six-month period ended June 30, 2024, was 2.75%, compared to 2.88%, the six-month period ended June 30, 2023. The decreased net interest margin was due to: (1) higher liability costs of 83 basis points, due to higher market interest rates; (2) customers moving balances from lower cost savings and money market accounts to higher yielding certificate accounts, increasing deposit costs; and (3) the impact of higher short-term interest rates which increased FHLB advance and other borrowing costs. This was partially offset by: (1) increases in loan and investment yields due to contractual repricing; (2) rates on new loans and investments exceeding the portfolio as a whole; and (3) a nine-basis point increase in yield due to income recognized on nonaccrual loan payoffs and curing technical defaults on performing loans.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three-month periods ended June 30, 2024, and June 30, 2023. Non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$18,894	$272	5.79%	$24,779	$327	5.29%
Loans	1,439,535	19,921	5.57%	1,414,925	17,960	5.09%
Interest-bearing deposits	—	—	—%	5	—	—%
Investment securities	238,147	2,012	3.40%	264,579	2,210	3.34%
Other investments	13,051	258	7.95%	17,491	280	6.42%
Total interest earning assets	$1,709,627	$22,463	5.28%	$1,721,779	$20,777	4.84%
Average interest-bearing liabilities:
Savings accounts	$174,259	$429	0.99%	$209,277	$393	0.75%
Demand deposits	354,850	2,023	2.29%	366,037	1,752	1.92%
Money market	377,346	2,958	3.15%	299,201	1,774	2.38%
CD’s	352,323	3,928	4.48%	293,262	2,243	3.07%
Total deposits	$1,258,778	$9,338	2.98%	$1,167,777	$6,162	2.12%
FHLB Advances and other borrowings	121,967	1,549	5.11%	238,776	2,929	4.92%
Total interest-bearing liabilities	$1,380,745	$10,887	3.17%	$1,406,553	$9,091	2.59%
Net interest income		$11,576			$11,686
Interest rate spread			2.11%			2.25%
Net interest margin			2.72%			2.72%
Average interest earning assets to average interest-bearing liabilities			1.24			1.22

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$15,982	$463	5.83%	$17,931	$467	5.25%
Loans receivable	1,448,061	40,089	5.57%	1,412,870	35,086	5.01%
Interest bearing deposits	—	—	—%	126	1	1.60%
Investment securities (1)	241,069	4,072	3.4%	266,224	4,385	3.32%
Other investments	13,200	518	7.89%	16,923	511	6.09%
Total interest earning assets (1)	$1,718,312	$45,142	5.28%	$1,714,074	$40,450	4.76%
Average interest bearing liabilities:
Savings accounts	$175,548	$850	0.97%	$213,106	$776	0.73%
Demand deposits	354,423	4,040	2.29%	378,450	3,183	1.70%
Money market accounts	377,410	5,878	3.13%	299,393	2,870	1.93%
CD’s	356,250	7,779	4.39%	270,819	3,681	2.74%
IRA’s	—	—	—%	—	—	—%
Total deposits	$1,263,631	$18,547	2.95%	$1,161,768	$10,510	1.82%
FHLB advances and other borrowings	123,334	3,114	5.08%	229,825	5,459	4.79%
Total interest bearing liabilities	$1,386,965	$21,661	3.14%	$1,391,593	$15,969	2.31%
Net interest income		$23,481			$24,481
Interest rate spread			2.14%			2.45%
Net interest margin (1)			2.75%			2.88%
Average interest earning assets to average interest bearing liabilities			1.24			1.23

Rate/Volume Analysis. The following tables present the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously in the net interest income section above. For the three and six-month periods ended June 30, 2024, compared to the same periods in 2023, the loan volume increased due to organic growth. The increase in deposit volume is due to: (1) increased certificate volumes due to CD growth, some as a result of movement from non-maturity deposits and, to a lesser extent, brokered CD growth; and (2) growth in money market accounts due to organic growth. Investment securities volume decreases for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 are primarily due to: (1) principal repayments; and (2) unrealized losses in the available-for-sale securities portfolio.
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2024, compared to the three months ended June 30, 2023.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(83)	$28	$(55)
Loans	316	1,645	1,961
Investment securities	(223)	25	(198)
Other investments	(81)	59	(22)
Total interest earning assets	(71)	1,757	1,686
Interest expense:
Savings accounts	(74)	110	36
Demand deposits	(55)	326	271
Money market accounts	521	663	1,184
CD’s	506	1,179	1,685
Total deposits	898	2,278	3,176
FHLB Advances and other borrowings	(1,481)	101	(1,380)
Total interest bearing liabilities	(583)	2,379	1,796
Net interest income	$512	$(622)	$(110)

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Six months ended June 30, 2024, compared to the six months ended June 30, 2023.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$(54)	$50	$(4)
Loans receivable	894	4,109	5,003
Interest bearing deposits	(1)	—	(1)
Investment securities	(423)	110	(313)
Other investments	(129)	136	7
Total interest earning assets	287	4,405	4,692
Interest expense:
Savings accounts	(155)	229	74
Demand deposits	(214)	1,071	857
Money market accounts	866	2,142	3,008
CD’s	1,364	2,734	4,098
Total deposits	1,861	6,176	8,037
FHLB advances and other borrowings	(2,679)	334	(2,345)
Total interest bearing liabilities	(818)	6,510	5,692
Net interest income	$1,105	$(2,105)	$(1,000)
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
Total benefit, i.e., negative provision, for credit losses for the second quarter ended June 30, 2024,was $1.525 million compared to a provision for credit losses of $0.45 million for the quarter ended June 30, 2023. The second quarter of 2024 negative provision was due to decreases in ACL related to: (1) $0.6 million due to the impact of loan portfolio decreases and credit quality improvements; (2) $0.6 million due to improvements in the economic scenario per our third-party provider; and (3) reductions in off-balance sheet reserves to fund commitments of $0.3 million. The second quarter and six months ended June 30, 2023, provision for credit losses was largely due to loan growth.
For the six months ended June 30, 2024, the total benefit, i.e., negative provision, for credit losses for the was $2.325 million compared to a provision for credit losses of $0.5 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, the negative provision was due to decreases in ACL related to: (1) $0.9 million due to the impact of loan portfolio decreases and credit quality improvements; (2) $0.6 million due to improvements in the Moody’s economic scenario per our third-party provider; (3) reductions in off-balance sheet reserves to fund commitments of $0.6 million; (4) 1st quarter 2024 a decrease in the allowance for credit losses on individually evaluated loans of $0.5 million; and (5) net loan recoveries.
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
Non-interest Income. The following table reflects the various components of non-interest income for the three and six-month periods ended June 30, 2024 and 2023, respectively.

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Non-interest Income:
Service charges on deposit accounts	$490	$488	0.41%	$961	$973	(1.23)%
Interchange income	579	591	(2.03)%	1,120	1,142	(1.93)%
Loan servicing income	526	499	5.41%	1,108	1,068	3.75%
Gain on sale of loans	226	904	(75.00)%	1,246	1,202	3.66%
Loan fees and service charges	309	88	251.14%	539	168	220.83%
Net realized gains on debt securities	—	12	N/M	—	12	N/M
Net losses (gains) on equity securities	(658)	(2)	N/M	(491)	54	N/M
Bank Owned Life Insurance (BOLI) death benefit	184	—	N/M	184	—	N/M
Other	257	333	(22.82)%	510	586	(12.97)%
Total non-interest income	$1,913	$2,913	(34.33)%	$5,177	$5,205	(0.54)%
Gain on sale of loans decreased in the three-month period ended June 30, 2024, compared to the three-month period ended June 30, 2023, primarily due to lower gains on SBA loan sales. For the six-month periods ending June 30, 2024, and 2023, loan sale gains increased due to higher first quarter 2024 SBA gain on sale.
Loan fees and services charges are higher for the three-month and six-month periods ended June 30, 2024, compared to the same periods in 2023 due to forbearance fees and higher late charges.
The change in net (losses) gains on investment securities between the three-month period ended June 30, 2024, and the three-month period ended June 30, 2023, is primarily the result of the $0.4 million loss recognized as a result of an exchange of senior debt for preferred equity of a community development financial institution. See Investment Securities for more detail. In addition, there were other equity mark-to-market losses in the second quarter of 2024. For the six-month period ended June 30, 2024, from the same period in 2023, the change is due to the second quarter 2024 losses, partially offset by gains recognized in the first quarter of 2024 due to increased valuations of equity securities.
In the second quarter, the Company recognized $0.18 million of life insurance proceeds above the carrying value of the underlying insurance policy on an employee who passed.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and six-month periods ended June 30, 2024 and 2023, respectively.

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Non-interest Expense:
Compensation and related benefits	$5,675	$5,336	6.35%	$11,158	$10,674	4.53%
Occupancy	1,333	1,359	(1.91)%	2,700	2,782	(2.95)%
Data processing	1,525	1,444	5.61%	3,122	2,904	7.51%
Amortization of intangible assets	179	193	(7.25)%	358	397	(9.82)%
Mortgage servicing rights expense, net	116	148	(21.62)%	264	306	(13.73)%
Advertising, marketing and public relations	186	151	23.18%	350	287	21.95%
FDIC premium assessment	200	203	(1.48)%	405	404	0.25%
Professional services	347	306	13.40%	913	811	12.58%
Gains on repossessed assets, net	(18)	(9)	(100.00)%	(18)	(38)	52.63%
Other	756	715	5.73%	1,824	1,440	26.67%
Total non-interest expense	$10,299	$9,846	4.60%	$21,076	$19,967	5.55%

Non-interest expense (annualized) / Average assets	2.28%	2.14%	6.54%	2.32%	2.20%	5.45%
Compensation expense for the three and six-month periods ended June 30, 2024, increased from the same period in 2023, largely due to annual employee pay raises effective late first quarter of 2024, along with higher incentive compensation in the second quarter of 2024 than in the second quarter of 2023.
Data processing for the three and six months ended June 30, 2024, increased from the same 2023 periods, largely due to inflationary pressures and the impact of new software implementation costs to aid in future efficiency efforts.
Amortization of intangible assets for the three and six months ended June 30, 2024, decreased from the comparable prior year periods, as intangible assets related to certain acquisitions have been fully amortized.
Mortgage servicing rights expenses, net, decreased in the three and six-month periods ended June 30, 2024, compared to the comparable 2023 periods, due to the impact of slowing prepayments, and to a lesser extent, a smaller servicing portfolio.
The increase in other non-interest expense during the three and six months ended June 30, 2024, from the comparable prior year period is largely due to: 1) the establishment of an SBA valuation reserve of $0.4 million in the first quarter of 2024, and 2) the second quarter 2024 write down of the remaining lease asset of a closed branch of $0.2 million, partially offset by selected one-time expense recoveries of $0.1 million.
Income Taxes. Provision for income taxes decreased to $1.0 million in the second quarter of 2024 from $1.1 million in the second quarter of 2023, despite a corresponding increase in pre-tax income of $0.4 million due to a lower effective tax rate. Provision for income taxes for the six-month period ending June 30, 2024, decreased $0.21 million, to $2.1 million, compared to $2.4 million for the six-month period ended June 30, 2023, as pre-tax income increased $0.688 million. The decrease in the effective tax rate in 2024 is primarily due to the Wisconsin state budget, signed by Governor Evers on July 5, 2023, which provides financial institutions a tax exemption on income earned on Wisconsin commercial and agricultural loans up to $5 million retroactive to January 1, 2023, the impact of which began to be recognized in the third quarter of 2023.
BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Cash and cash equivalents remained nearly flat at $36.9 million at June 30, 2024, compared to $37.1 million at December 31, 2024.
Investment Securities. We manage our securities portfolio to provide liquidity, modify interest rate risk and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity. Securities available for sale decreased $9.3 million during the six months ended June 30, 2024, to $146.4 million from $155.7 million at December 31, 2023. Along with principal repayments and changes in fair value, there was an exchange of a community development financial institution’s senior debt for a preferred equity security in the company’s operating subsidiary of $2.25 million, resulting in a decrease in AFS securities and an increase in equity securities. The senior debt to preferred equity exchange resulted in recognition of a $0.4 million loss, reflected in net losses on investment securities on the consolidated statement of operations, and a $0.168 million reduction of unrealized losses in accumulated other comprehensive loss on the consolidated balance sheet at June 30, 2024.
Securities held to maturity decreased $2.6 million to $88.6 million during the six-month period ended June 30, 2024, from $91.2 million at December 31, 2023, due to principal repayments.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
June 30, 2024
U.S. government agency obligations	$15,180	$15,098
Mortgage-backed securities	88,199	69,084
Corporate debt securities	44,919	40,132
Asset-backed securities	22,196	22,124
Totals	$170,494	$146,438
December 31, 2023
U.S. government agency obligations	$16,655	$16,576
Mortgage-backed securities	91,091	73,480
Corporate debt securities	47,158	41,174
Asset-backed securities	24,840	24,513
Totals	$179,744	$155,743

The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Held to maturity securities	Amortized Cost	Fair Value
June 30, 2024
Obligations of states and political subdivisions	$500	$469
Mortgage-backed securities	88,105	68,558
Totals	$88,605	$69,027
December 31, 2023
Obligations of states and political subdivisions	$600	$565
Mortgage-backed securities	90,629	72,697
Totals	$91,229	$73,262

The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	June 30, 2024		December 31, 2023
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$95,379	$76,252	$98,977	$81,351
AAA	11,570	11,486	9,695	9,508
AA	18,626	18,568	23,913	23,709
A	5,950	5,453	8,200	7,292
BBB	38,969	34,679	38,959	33,883
Non-rated	—	—	—	—
Total available for sale securities	$170,494	$146,438	$179,744	$155,743
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	June 30, 2024		December 31, 2023
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$88,105	$68,558	$90,629	$72,697
AAA	—	—	—	—
AA	—	—	—	—
A	500	469	600	565
Total	$88,605	$69,027	$91,229	$73,262
At June 30, 2024, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $28.5 million as collateral to secure a line of credit with the Federal Reserve Bank. As of June 30, 2024, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2024, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.4 million and mortgage-backed securities with a carrying value of $1.8 million as collateral against specific municipal deposits. As of June 30, 2024, the Bank also has mortgage-back securities with a carrying value of $0.1 million and U.S. Government Agencies with a carrying value of $0.4 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, decreased by $32.2 million, to $1.43 billion as of June 30, 2024, from $1.46 billion at December 31, 2023. The following table reflects the composition, of our loan portfolio at June 30, 2024, and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$729,236	51.0%	$750,531	51.4%
Agricultural real estate	78,248	5.5%	83,350	5.7%
Multi-family real estate	234,758	16.4%	228,095	15.6%
Construction and land development	87,898	6.2%	110,941	7.6%
Residential mortgage
Residential mortgage	133,503	9.3%	129,021	8.8%
Purchased HELOC loans	2,915	0.2%	2,880	0.2%
Total real estate loans	1,266,558	88.7%	1,304,818	89.3%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	127,386	8.9%	121,666	8.3%
Agricultural operating	27,409	1.9%	25,691	1.8%
Consumer installment
Originated indirect paper	5,110	0.4%	6,535	0.5%
Other consumer	5,860	0.4%	6,187	0.4%
Total C&I/Agricultural operating and Consumer installment Loans	165,765	11.6%	160,079	11.0%
Gross loans	$1,432,323	100.3%	$1,464,897	100.3%
Unearned net deferred fees and costs and loans in process	(2,733)	(0.2)%	(2,900)	(0.2)%
Unamortized discount on acquired loans	(1,002)	(0.1)%	(1,205)	(0.1)%
Total loans (net of unearned income and deferred expense)	1,428,588	100.0%	1,460,792	100.0%
Allowance for credit losses	(21,178)		(22,908)
Total loans receivable, net	$1,407,410		$1,437,884
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

Allowance for Credit Losses - Loans Roll Forward
(in thousands, except ratios)

	June 30, 2024 and Three Months Ended	March 31, 2024 and Three Months Ended	December 31, 2023 and Three Months Ended
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$22,436	$22,908	$22,973
Loans charged off:
Commercial/Agricultural real estate	—	—	—
C&I/Agricultural operating	—	—	—
Residential mortgage	—	—	—
Consumer installment	(12)	(5)	(6)
Total loans charged off	(12)	(5)	(6)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	2	39	253
C&I/Agricultural operating	10	15	6
Residential mortgage	2	1	2
Consumer installment	2	3	9
Total recoveries of loans previously charged off:	16	58	270
Net loan recoveries/(charge-offs) (“NCOs”)	4	53	264
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(1,262)	(525)	(329)
ACL - Loans, at end of period	$21,178	$22,436	$22,908
Average outstanding loan balance	$1,439,535	$1,456,586	$1,458,558
Ratios:
NCOs (annualized) to average loans	0.00%	(0.01)%	(0.07)%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended June 30, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,255	$1,166	$2,765	$250	$22,436
Charge-offs	—	—	—	(12)	(12)
Recoveries	2	10	2	2	16
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(1,224)	(59)	17	4	(1,262)
ACL - Loans, at end of period	$17,033	$1,117	$2,784	$244	$21,178

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Six months ended June 30, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,784	$1,105	$2,744	$275	$22,908
Cumulative effect of ASU 2016-13 adoption	—	—	—	—	—
Charge-offs	—	—	—	(17)	(17)
Recoveries	41	25	3	5	74
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	(1,792)	(13)	37	(19)	(1,787)
ACL - Loans, at end of period	$17,033	$1,117	$2,784	$244	$21,178

The following table present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the twelve months ended December 31, 2023:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Twelve months ended December 31, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$14,085	$2,318	$599	$129	$808	$17,939
Cumulative effect of ASU 2016-13 adoption	4,510	(331)	1,119	216	(808)	4,706
Charge-offs	(46)	—	(78)	(36)	—	(160)
Recoveries	489	47	42	33	—	611
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(254)	(929)	1,062	(67)	—	(188)
ACL - Loans, at end of period	$18,784	$1,105	$2,744	$275	$—	$22,908

Allowance for Credit Losses - Loans to Percentage
(in thousands, except ratios)

	June 30, 2024	December 31, 2023
Loans, end of period	$1,428,588	$1,460,792
ACL - Loans	$21,178	$22,908
ACL - Loans to loans, end of period	1.48%	1.57%

In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $0.712 million at June 30, 2024, and $1.25 million at December 31, 2023, classified in other liabilities on the consolidated balance sheets.

Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

	June 30, 2024 and Three Months Ended	June 30, 2024 and Six Months Ended
ACL - Unfunded Commitments - beginning of period	$975	$1,250
Cumulative effect of ASU 2016-13 adoption	—	—
Increases to ACL - Unfunded Commitments via provision for credit losses charged to operations	(263)	(538)
ACL - Unfunded Commitments - end of period	$712	$712
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

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	June 30, 2024 and Six Months Then Ended (1)	December 31, 2023 and Twelve Months Then Ended (1)
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$5,350	$10,359
Agricultural real estate	382	391
Construction and land development	—	54
Commercial and industrial	422	—
Agricultural operating	1,017	1,180
Residential mortgage	1,145	1,167
Consumer installment	36	33
Total nonaccrual loans	$8,352	$13,184
Accruing loans past due 90 days or more	256	389
Total nonperforming loans (“NPLs”)	8,608	13,573
Other real estate owned	1,662	1,795
Other collateral owned	—	—
Total nonperforming assets (“NPAs”)	$10,270	$15,368
Average outstanding loan balance	$1,448,061	$1,430,035
Loans, end of period	$1,428,588	$1,460,792
Total assets, end of period	$1,802,307	$1,851,391
ACL - Loans, at beginning of period	$22,908	$17,939
Cumulative effect of ASU 2016-13 adoption	—	4,706
Loans charged off:
Commercial/Agricultural real estate	—	(46)
C&I/Agricultural operating	—	—
Residential mortgage	—	(78)
Consumer installment	(17)	(36)
Total loans charged off	(17)	(160)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	41	489
C&I/Agricultural operating	25	47
Residential mortgage	3	42
Consumer installment	5	33
Total recoveries of loans previously charged off:	74	611
Net loan recoveries/(charge-offs) (“NCOs”)	57	451
(Reductions) additions to ACL - loans via provision for credit losses charged to operations	(1,787)	(188)
ACL - Loans, at end of period	$21,178	$22,908
Ratios:
ACL-Loans to NCOs (annualized)	N/M	N/M
NCOs (annualized) to average loans	(0.01)%	(0.03)%
ACL-Loans to total loans	1.48%	1.57%
ACL-Loans to nonaccrual loans	253.57%	173.76%
Nonaccrual loans to total loans	0.58%	0.90%
NPLs to total loans	0.60%	0.93%
NPAs to total assets	0.57%	0.83%
(1) Loan balances are stated at amortized cost.

Nonaccrual Loans Roll Forward:

	Quarter Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Balance, beginning of period	$8,413	$13,184	$13,456	$15,663	$10,410
Additions	352	961	538	33	7,826
Charge offs	—	—	—	(53)	(23)
Transfers to OREO	—	—	(23)	—	(110)
Return to accrual status	—	—	—	(190)	—
Payments received	(411)	(5,767)	(781)	(1,994)	(2,429)
Other, net	(2)	35	(6)	(3)	(11)
Balance, end of period	$8,352	$8,413	$13,184	$13,456	$15,663
Nonperforming assets were $10.3 million at June 30, 2024, compared to $15.4 million at December 31, 2023. Nonperforming assets decreased primarily due to nonperforming loan payoffs of $5.4 million during the first quarter of 2024.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
Below is a summary of loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2024.

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at June 30, 2024	% of Total Class of Financing Receivables
Commercial and industrial	$920	0.72%
Residential mortgage	$163	0.12%

The table below shows a summary of criticized loans, split by special mention and substandard for the past five quarters. Since June 30, 2023, special mention credit loan decreased in each quarter. In the first and second quarters of 2024, this was due to loan payoffs. Substandard loans have decreased significantly since June 30, 2023, largely due to first quarter 2024 payoffs of nonaccrual loans, which were also categorized as substandard, and the $3 million decrease in 3Q 2023, partially offset by a new loan relationship, adding $3.7 million to substandard loans in the fourth quarter of 2023.

	(in thousands)
(Loan balance at unpaid principal balance)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Special mention loan balances	$8,848	$13,737	$18,392	$20,043	$20,507
Substandard loan balances	14,420	14,733	19,596	16,171	19,203
Criticized loans, end of period	$23,268	$28,470	$37,988	$36,214	$39,710
In addition to our discussion of criticized, special mention, and substandard loans above, the following information provides further insights about our loans to certain industries. As of June 30, 2024, hotel loans totaled $92 million with a weighted average LTV of 51% and average balance of $4.6 million. $4.5 million of these loans are nonaccrual and classified as substandard. Restaurant loans totaled $58 million, at June 30, 2024. The weighted average LTV percentage on these restaurant loans was 46% and the average loan balance was $816 thousand. There was one restaurant loan in criticized loans totaling $0.05 million. Approximately 67% or $38 million of restaurant loans are to franchise quick-service restaurants. At June 30, 2024, we have $29 million of office loans with a weighted average LTV of 59% and average loan balance of $421 thousand. A large percentage of the related office properties are located outside of large cities.
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
The fair market value of the Company’s MSR asset was $5.4 million at June 30, 2024, compared to $5.6 million at December 31, 2023. At June 30, 2024 and at December 31, 2023, there was no MSR impairment or related valuation allowance.
The unpaid balances of one-to-four family residential real estate loans serviced for others as of June 30, 2024, and December 31, 2023, were $483.3 million and $495.5 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at June 30, 2024, and December 31, 2023, was 1.12% and 1.13%, respectively.
Deposits. Total deposits decreased $7.9 million during the quarter ended June 30, 2024, to $1.52 billion. Seasonal public deposits decreased $19.5 million with modest decreases in consumer and commercial deposits. Partially offsetting these decreases were increases in brokered deposits of $12.8 million largely due to new brokered CDs of $40 million replacing $30 million of brokered CD maturities. Brokered MMDA’s also increased during the second quarter, returning to near December 31, 2023 levels. Deposits by type for five quarters are detailed below:

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Consumer deposits	$822,665	$827,290	$814,899	$794,970	$790,404
Commercial deposits	412,385	414,088	423,762	429,358	401,079
Public deposits	187,698	202,175	182,172	163,734	175,869
Brokered deposits	96,796	83,936	98,259	85,173	97,330
Total deposits	$1,519,544	$1,527,489	$1,519,092	$1,473,235	$1,464,682
At June 30, 2024, the deposit portfolio composition was 54% consumer, 27% commercial, 12% public and 7% brokered deposits compared to 54% consumer, 28% commercial, 12% public and 6% brokered deposits at December 31, 2023.

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Non-interest bearing demand deposits	$255,703	$248,537	$265,704	$275,790	$261,876
Interest bearing demand deposits	353,477	361,278	343,276	336,962	358,226
Savings accounts	170,946	177,595	176,548	183,702	206,380
Money market accounts	370,164	387,879	374,055	312,689	288,934
Certificate accounts	369,254	352,200	359,509	364,092	349,266
Total deposits	$1,519,544	$1,527,489	$1,519,092	$1,473,235	$1,464,682
Uninsured and uncollateralized deposits were $246.7 million, or 16% of total deposits, at June 30, 2024, and $275.8 million, or 18% of total deposits, at December 31, 2023. Uninsured deposits alone, i.e., excluding fully secured government deposits, at June 30, 2024, were $401.6 million, or 26% of total deposits, and $427.5 million, or 28% of total deposits at December 31, 2023.
On-balance sheet liquidity collateralized new borrowing capacity and uncommitted federal funds borrowing availability was $714.1 million, or 289% of uninsured and uncollateralized deposits at June 30, 2024. At December 31, 2023, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $673.6 million, or 244% of uninsured and uncollateralized deposits.

Federal Home Loan Bank (FHLB) advances and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at June 30, 2024, and December 31, 2023, is as follows:

	June 30, 2024				December 31, 2023
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2024	$26,500	1.44%	5.45%	2024	$64,530	0.00%	5.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2028	0	0.00%	0.00%	2028	10,000	3.82%	3.82%

Federal Home Loan Bank advances		$31,500				$79,530

Senior Notes (5)	2039	$12,000	7.75%	7.75%	2034	$18,083	6.75%	7.75%

Subordinated Notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(502)				(618)
Total other borrowings		$61,498				$67,465

Totals		$92,998				$146,995
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,100.0 million and $1,106.3 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $416.1 million compared to $370.6 million as of December 31, 2023.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $81.0 million and $217.5 million, during the six months ended June 30, 2024 and the twelve months ended December 31, 2023, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of June 30, 2024 and December 31, 2023 were 3.54% and 4.16%, respectively.
(4) In June 2024, the FHLB called the $10.0 million, 3.82% advance maturing in 2028.
(5) Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022, modified in February of 2023, and refinanced in May 2024, requiring quarterly interest-only payments through January 2029, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
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
FHLB advances decreased $48.0 million to $31.5 million as of June 30, 2024, compared to $79.5 million as of December 31, 2023. The decrease is a result of decreased funding needs due to increases in deposits, loan shrinkage and the FHLB’s call of a $10 million advance, with an interest rate of 3.82% in June of 2024. The Company does not have any callable advances at June 30, 2024. At June 30, 2024, short-term FHLB advances consisted of $16.5 million maturing in July 2024 and other 2024 maturities of $10 million. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of June 30 , 2024, is approximately $416.1 million.
At June 30 , 2024, and December 31, 2023, the Bank had the ability to borrow $21.4 million and $22.4 million from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $28.5 million and $29.2 million as of June 30, 2024 and December 31, 2023, respectively. There were no related Federal Reserve borrowings outstanding as of March 31, 2024, or December 31, 2023.
The Bank maintains two unsecured federal funds purchased lines of credit with banking partners which total $70 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily, and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of June 30, 2024, or December 31, 2023. Additionally, we have a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
See Note 7, “Federal Home Loan Bank Advances and Other Borrowings” for more information.
Stockholders’ Equity. Stockholders’ equity was $176.0 million at June 30, 2024, compared to $173.3 million at December 31, 2023. The increase in stockholder’s equity was attributable to net income of $7.8 million for the six-month period ended June 30, 2024, partially offset by the annual cash dividend paid in February to common stockholders of $0.32 per share, or $3.3 million. Unrealized losses on AFS securities, are securities are reflected in accumulated other comprehensive income and this loss increased less than $0.1 million from December 31, 2023.
The Company repurchased 109 thousand shares of the Company’s common stock in the second quarter of 2024 at $11.28 per share. The Company repurchased 159 thousand shares of the Company’s common stock in the six-month period ended June 30, 2024, at $11.48 per share. As of June 30, 2024, approximately 43 thousand shares remain available for repurchase under the July 2021 share repurchase authorization and an additional 512 thousand shares are available to repurchase under the new July 2024 share authorization.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At June 30, 2024, our on-balance sheet liquidity ratio of 11.4% was flat with the December 31, 2023, level.
There are no material customers or industry deposit concentrations. A decrease in deposits during January occurred as commercial customers decreased their cash balances to support the needs of their businesses. At June 30, 2024, the deposit portfolio composition was 54% consumer, 27% commercial, 12% public and 7% brokered deposits compared to 54% consumer, 28% commercial, 12% public and 6% brokered deposits at December 31, 2023.
Uninsured and uncollateralized deposits were $246.7 million, or 16% of total deposits, at June 30, 2024, and $275.8 million, or 18% of total deposits, at December 31, 2023. Uninsured deposits alone, i.e., excluding fully secured government deposits, at June 30, 2024, were $401.6 million, or 26% of total deposits, and $427.5 million, or 28% of total deposits at December 31, 2023.
On-balance sheet liquidity collateralized new borrowing capacity and uncommitted federal funds borrowing availability was $714.1 million, or 289% of uninsured and uncollateralized deposits at June 30, 2024. At December 31, 2023, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $673.6 million, or 244% of unnsured and uncollateralized deposits.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Although $353.2 million of our $369.3 million (96%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. However, due to strategic pricing decisions regarding rate matching and branch closures, our retention rate decreased in 2021 and early 2022. Since June of 2022, we strategically increased deposit pricing, which resulted in modest growth in certificates. Retail non-maturity interest-bearing accounts have increased at approximately the same rate as the certificate accounts, as our customers have moved to higher-yielding certificates and spent money. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. However, this is challenging in the current competitive environment.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $416.1 million available to borrow under this arrangement, supported by loan collateral as of June 30, 2024. We also had borrowing capacity of $21.4 million at the Federal Reserve Bank. The bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company has a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have formal brokered certificate lines of credit with counter parties at June 30, 2024, we believe that the Bank could access this market, which provides an additional potential source of liquidity, as evidenced by access to this market during the past four quarters. See Note 7, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Form 10-Q, for further detail.
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
Off-Balance Sheet Liabilities. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, the Company had approximately $182.9 million in unused loan commitments, compared to approximately $210.4 million in unused commitments as of December 31, 2023. In addition, there are $3.4 million of commitments for contributions of capital to an SBIC and an investment company at June 30, 2024. These commitments totaled $3.4 million at December 31, 2023.

Capital Resources. As of June 30, 2024, and December 31, 2023, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2024 (Unaudited)
Total capital (to risk weighted assets)	$227,253	15.0%	$121,375	> =	8.0%	$151,719	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,555	13.7%	91,031	> =	6.0%	121,375	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,555	13.7%	68,273	> =	4.5%	98,617	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,555	11.7%	71,302	> =	4.0%	89,128	> =	5.0%
As of December 31, 2023 (Audited)
Total capital (to risk weighted assets)	$228,092	14.6%	$124,883	> =	8.0%	$156,104	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,726	13.4%	93,662	> =	6.0%	124,883	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,726	13.4%	70,247	> =	4.5%	101,468	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,726	11.5%	72,479	> =	4.0%	90,599	> =	5.0%
At June 30, 2024, and December 31, 2023, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of June 30, 2024 (Unaudited)
Total capital (to risk weighted assets)	$231,523	15.2%	$121,522	> =	8.0%
Tier 1 capital (to risk weighted assets)	162,825	10.7%	91,141	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	162,825	10.7%	68,356	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	162,825	9.1%	71,302	> =	4.0%
As of December 31, 2023 (Audited)
Total capital (to risk weighted assets)	$230,160	14.7%	$124,883	> =	8.0%
Tier 1 capital (to risk weighted assets)	160,794	10.3%	93,662	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	160,794	10.3%	70,247	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	160,794	8.9%	72,479	> =	4.0%

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
•purchasing investment securities for liquidity management and to modify our interest rate risk profile.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.

The following table sets forth, at June 30, 2024 and December 31, 2023, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2024	At December 31, 2023

+300 bp	1%	0%
+200 bp	0%	0%
+100 bp	0%	0%
-100 bp	0%	0%
-200 bp	(1)%	(2)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at June 30, 2024, and December 31, 2023.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2024	At December 31, 2023

+300 bp	(10)%	(13)%
+200 bp	(7)%	(8)%
+100 bp	(4)%	(4)%
-100 bp	4%	4%
-200 bp	7%	7%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Note: The table above may not be indicative of future results.
The projected changes in net interest income in the rate shock scenarios are largely due to the impact of growth in short-term certificates of deposits, which reprice faster and at a higher rate than other deposit products. The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios. Actual values may differ from those projections set forth above should market conditions vary from the assumptions used in preparing the analysis. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates.
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2024, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, at reaching a level of reasonable assurance.

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
(c)Issuer Purchases of Equity Securities.
On July 23, 2021, the Board of Directors adopted a share repurchase program, pursuant to which Citizens Community Bancorp, Inc. is authorized to repurchase 532,962 shares of its common stock, or approximately 5% of the outstanding shares on that date. As of the beginning of the quarter ended June 30, 2024, 152,159 shares were available for purchase under the share repurchase program. During the quarter ended June 30, 2024, 109,000 shares were repurchased under the program. As of June 30, 2024, an additional 43,159 shares remain available for repurchase under the program. On July 25, 2024, the Board of Directors authorized an additional stock repurchase program of 5% or 512,709 shares. Together there are 555,868 shares available for repurchase under the share repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	—	152,159
May 1, 2024 - May 31, 2024	50,000	$11.45	50,000	102,159
June 1, 2024 - June 30, 2024	59,000	$11.14	59,000	43,159
Total	109,000	$11.28	109,000
Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

Item 6.EXHIBITS
(a) Exhibits

10.1
Fourth Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal N.A. and Stephen M. Bianchi, dated as of May 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company's 10-Q filed on May 8, 2024 (File No. 001-33003))

10.2
Third Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal N.A. and James R. Broucek, dated as of May 2, 2024 (incorporated by reference to Exhibit 10.2 to the Company's 10-Q filed on May 8, 2024 (File No. 001-33003))

10.3	Business Note, dated May 1, 2024, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (filed herewith)
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
99.1	Citizens Community Bancorp, Inc. Clawback Policy (filed herewith)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: August 6, 2024	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: August 6, 2024	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer