Form 10-Q
period 2024-09-30
Citizens Community Bancorp Inc.
filed 2024-11-05
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At November 5, 2024 there were 10,033,890 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
September 30, 2024
INDEX

		Page Number
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	5
	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2024 and 2023	6
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2024 and 2023	7
	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2024 and the year ended December 31, 2023	8
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and 2023	10
	Condensed Notes to Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	85
Item 4.	Controls and Procedures	86
Part II – OTHER INFORMATION		87
Item 1.	Legal Proceedings	87
Item 1A.	Risk Factors	88
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88
Item 3.	Defaults Upon Senior Securities	88
Item 4.	Mine Safety Disclosures	88
Item 5.	Other Information	88
Item 6.	Exhibits	89
SIGNATURES		90

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2024 (unaudited) and December 31, 2023
(derived from audited financial statements)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$36,632	$37,138
Available for sale ("AFS") securities, at fair value (amortized cost of $168,882, net of allowance for credit losses of $0 at September 30, 2024 and amortized cost of $179,744, net of allowance for credit losses of $0 at December 31, 2023)	149,432	155,743
Held to maturity ("HTM") securities, at amortized cost (fair value of $71,046, net of allowance for credit losses of $0 at September 30, 2024 and fair value of $73,262, net of allowance for credit losses of $0 at December 31, 2023)	87,033	91,229
Equity investments	5,096	3,284
Other investments	12,311	15,725
Loans receivable	1,424,828	1,460,792
Allowance for credit losses	(21,000)	(22,908)
Loans receivable, net	1,403,828	1,437,884
Loans held for sale	697	5,773
Mortgage servicing rights, net	3,696	3,865
Office properties and equipment, net	17,365	18,373
Accrued interest receivable	6,235	5,409
Intangible assets	1,158	1,694
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,572	1,795
Bank owned life insurance ("BOLI")	25,901	25,647
Other assets	16,683	16,334
TOTAL ASSETS	$1,799,137	$1,851,391

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,520,667	$1,519,092
Federal Home Loan Bank (“FHLB”) advances	21,000	79,530
Other borrowings	61,548	67,465
Other liabilities	15,773	11,970
Total liabilities	1,618,988	1,678,057

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 10,074,136 and 10,440,591 shares issued and outstanding, respectively	101	104
Additional paid-in capital	115,455	119,441
Retained earnings	78,438	71,117
Accumulated other comprehensive loss	(13,845)	(17,328)
Total stockholders’ equity	180,149	173,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,799,137	$1,851,391
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2024 and 2023
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest and dividend income:
Interest and fees on loans	$20,115	$19,083	$60,204	$54,169
Interest on investments	2,397	2,689	7,450	8,053
Total interest and dividend income	22,512	21,772	67,654	62,222
Interest expense:
Interest on deposits	10,165	7,388	28,712	17,898
Interest on FHLB and FRB borrowed funds	128	1,210	1,216	4,595
Interest on other borrowed funds	934	1,053	2,960	3,127
Total interest expense	11,227	9,651	32,888	25,620
Net interest income before provision for credit losses	11,285	12,121	34,766	36,602
(Negative) provision for credit losses	(400)	(325)	(2,725)	175
Net interest income after provision for credit losses	11,685	12,446	37,491	36,427
Non-interest income:
Service charges on deposit accounts	513	491	1,474	1,464
Interchange income	577	601	1,697	1,743
Loan servicing income	643	611	1,751	1,679
Gain on sale of loans	752	299	1,998	1,501
Loan fees and service charges	165	140	704	308
Net realized gains on debt securities	—	—	—	12
Net (losses) gains on equity securities	(78)	116	(569)	170
Bank Owned Life Insurance (BOLI) death benefit	—	—	184	—
Other	349	307	859	893
Total non-interest income	2,921	2,565	8,098	7,770
Non-interest expense:
Compensation and related benefits	5,743	5,293	16,901	15,967
Occupancy	1,242	1,335	3,942	4,117
Data processing	1,665	1,536	4,787	4,440
Amortization of intangible assets	178	179	536	576
Mortgage servicing rights expense, net	163	150	427	456
Advertising, marketing and public relations	225	185	575	472
FDIC premium assessment	201	204	606	608
Professional services	336	342	1,249	1,153
Losses on repossessed assets, net	65	100	47	62
Other	603	645	2,427	2,085
Total non-interest expense	10,421	9,969	31,497	29,936
Income before provision for income taxes	4,185	5,042	14,092	14,261
Provision for income taxes	899	2,544	3,043	4,895
Net income attributable to common stockholders	$3,286	$2,498	$11,049	$9,366
Per share information:
Basic earnings	$0.32	$0.24	$1.07	$0.89
Diluted earnings	$0.32	$0.24	$1.07	$0.89
Cash dividends paid	$—	$—	$0.32	$0.29
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Three and Nine months ended September 30, 2024 and 2023
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income attributable to common stockholders	$3,286	$2,498	$11,049	$9,366
Other comprehensive income (loss), net of tax:
Securities available for sale
Net unrealized gains (losses) arising during period, net of tax	3,552	(2,862)	3,353	(4,074)
Reclassification adjustment for net gains included in net income, net of tax	—	—	—	(9)
Reclassification for net loss on exchanged security, included in net income, net of tax	—	—	130	—
Other comprehensive income (loss), net of tax	3,552	(2,862)	3,483	(4,083)
Comprehensive income (loss)	$6,838	$(364)	$14,532	$5,283
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2024
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2023	10,440,591	$104	$119,441	$71,117	$(17,328)	$173,334
Net income	—	—	—	4,088	—	4,088
Other comprehensive loss, net of tax	—	—	—	—	(702)	(702)
Surrender of restricted shares of common stock	(9,471)	—	(113)	—	—	(113)
Restricted common stock awarded under the equity incentive plan	16,955		—	—	—	—
Restricted common stock issued upon achievement of the 2021 performance criteria	8,805	—	—	—	—	—
Common stock repurchased	(50,000)	—	(570)	(28)	—	(598)
Amortization of restricted stock	—	—	158	—	—	158
Cash dividends ($0.32 per share)	—	—	—	(3,346)	—	(3,346)
Balance at March 31, 2024	10,406,880	104	118,916	71,831	(18,030)	172,821
Net income	—	—	—	3,675	—	3,675
Other comprehensive income, net of tax	—	—	—	—	633	633
Surrender of restricted shares of common stock	(539)	—	(6)	—	—	(6)
Common stock repurchased	(109,000)	(1)	(1,230)	(5)	—	(1,236)
Amortization of restricted stock	—	—	158	—	—	158
Balance at June 30, 2024	10,297,341	103	117,838	75,501	(17,397)	176,045
Net income	—	—	—	3,286	—	3,286
Other comprehensive income, net of tax	—	—	—	—	3,552	3,552
Common stock repurchased	(223,205)	(2)	(2,542)	(349)	—	(2,893)
Amortization of restricted stock	—	—	159	—	—	159
Balance, September 30, 2024	10,074,136	$101	$115,455	$78,438	$(13,845)	$180,149
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

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2024 and 2023
(in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income attributable to common stockholders	$11,049	$9,366
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion on debt securities	(64)	(46)
Depreciation expense	1,644	1,787
(Negative provision) provision for credit losses	(2,725)	175
Net loss (gain) on equity securities	569	(170)
Net realized gain on sale of debt securities	—	(12)
Deferred tax asset valuation allowance	—	1,828
Increase in mortgage servicing rights resulting from transfers of financial assets	(258)	(138)
Mortgage servicing rights amortization and impairment, net	427	456
Amortization of intangible assets	536	576
Amortization of restricted stock	475	590
Decrease in deferred income taxes	284	226
Increase in cash surrender value of life insurance	(753)	(513)
Net gain from disposals of foreclosed and repossessed assets	(23)	62
Provision for valuation allowance on foreclosed properties	70	—
Gain on sale of loans held for sale, net	(1,998)	(1,501)
Proceeds from sale of loans held for sale	48,833	34,630
Originations of loans held for sale	(41,759)	(35,866)
Net change in:
Accrued interest receivable and other assets	(2,528)	(1,615)
Other liabilities	3,803	(663)
Total adjustments	6,533	(194)
Net cash provided by operating activities	17,582	9,172
Cash flows from investing activities:
Proceeds from Bank Owned Life Insurance (BOLI) death benefit	499	—
Net decrease in other interest bearing deposits	—	249
Purchase of available for sale securities	—	(11,007)
Proceeds from principal payments of available for sale securities	11,544	13,164
Proceeds from sales of available for sale securities	—	5,105
Proceeds from principal payments and maturities of held to maturity securities	4,184	4,031
Equity investment capital distribution	170	132
Purchase of equity investments	(300)	(600)
Net sales (purchases) of other investments	558	725
Proceeds from sales of foreclosed and repossessed assets	232	307
Proceeds from insurance claim on foreclosed and repossessed assets	27	—
Net decrease (increase) in loans	36,702	(35,606)
Net capital expenditures	(649)	(771)
Proceeds from disposal of office properties and equipment	13	12
Net cash provided by (used in) investing activities	52,980	(24,259)

Cash flows from financing activities:
Change in short term Federal Home Loan Bank advances, net	(33,000)	15,000
Federal Home Loan Bank advance repayment due to FHLB call	(10,000)	—
Federal Home Loan Bank advance long-term maturities	(15,530)	(43,000)
Amortization of debt issuance costs	166	165
Other borrowings principal reductions	(6,083)	(5,167)
Net increase in deposits	1,571	48,515
Restricted common stock awarded under the equity incentive plan	—	1
Repurchase shares of common stock	(4,727)	(117)
Surrender of restricted shares of common stock	(119)	(129)
Common stock options exercised	—	28
Cash dividends paid	(3,346)	(3,040)
Net cash (used in) provided by financing activities	(71,068)	12,256
Net decrease in cash and cash equivalents	(506)	(2,831)
Cash and cash equivalents at beginning of period	37,138	35,363
Cash and cash equivalents at end of period	$36,632	$32,532

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$24,340	$16,602
Interest on borrowings	$3,924	$8,363
Income taxes	$2,064	$3,855
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$73	$144

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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date of September 30, 2024, through the date on which the consolidated financial statements were available to be issued on November 5, 2024, for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024; the matters described in “Risk Factors” in Item 1A of the quarterly reports on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024; the matters described in “Risk Factors” in Item 1A of the quarterly reports on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 6, 2024; the matters described in “Risk Factors” in Item 1A of this Form 10-Q; and external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.

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
The Company has elected to not measure an ACL on accrued interest on available for sale and held to maturity securities, as it would write off accrued interest in a timely manner if the related security was determined to have a credit loss. The Company has no available for sale securities or held to maturity securities which it deems to have a credit loss at September 30, 2024.
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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $12,311 at September 30, 2024 consisted of $3,875 of FHLB stock, $5,712 of Federal Reserve Bank stock and $2,724 of Bankers’ Bank stock. Other investments totaling $15,725 at December 31, 2023 consisted of $7,302 of FHLB stock and $5,699 of Federal Reserve Bank stock and $2,724 of Bankers’ Bank stock.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives originally ranging from 72 to 111 months utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2024, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2023. The Company has monitored events and conditions since December 31, 2023, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
New Markets Tax Credits - As a part of its commitment to the communities it serves, in the first quarter of 2022 and the third quarter of 2024, the Company made investments in LLC’s that are sponsoring community development projects that have been awarded New Markets Tax Credits (“NMTC”) through the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. These investments are Community Reinvestment Act eligible and are designed to generate a return primarily through the realization of the tax credit. These LLC’s are considered a Variable Interest Entity (VIE) as the Company represents the holder of the equity investment at risk. However, the Company does not have the ability to direct the activities that most significantly affect the performance of the LLC. As such, the Company is not the primary beneficiary of the VIE and the LLC’s have not been consolidated. With the adoption of ASU 2023-02 on January 1, 2023, the investments are accounted for using the proportional amortization method, which requires amortizing the investment in the period of and in proportion to the recognition of the related tax credit. Amortization of the investment is included in provision for income taxes and the utilization of the tax credit is recorded as a reduction in provision for income taxes. Prior to the adoption of ASU 2023-02 the investment was accounted for using the equity method of accounting and was amortized through non-interest expense.
As of September 30, 2024, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $4,719. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of September 30, 2024, there were no known instances of noncompliance associated with either investment.
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
Federal Hold Loan Bank (“FHLB”) advances - The Bank holds both $11,000 and $44,000 short-term and $10,000 and $35,530 long-term FHLB advances as of September 30, 2024 and December 31, 2023, respectively. For cash flow purposes the short-term FHLB advances are disclosed net with original maturities of three months or less.
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
The Company’s effective tax rates were 21.5% and 50.5% for the three months ended September 30, 2024 and September 30, 2023, and 21.6% and 34.3% for the nine months ended September 30, 2024 and September 30, 2023. The Wisconsin state budget, signed July 5, 2023, effective January 1, 2023, made originated loans in Wisconsin for business purposes up to $5,000 non-taxable. This change lowered the Company’s income tax rates for the three and six-month periods ended June 30, 2024, and lowered the Company’s income tax rate for the twelve-month period ended December 31, 2023, before related valuation allowance. Income tax expense in 2023, was lower due to the retroactive, effect of this change. This reduction of income tax expense was offset by a one-time tax expense of $1,828 in the three and nine-month periods ended September 30, 2023, as the impact of the resulting lower incremental tax rate decreased the estimated future realization of an existing deferred tax asset resulting in a valuation allowance.
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
At September 30, 2024, the Company had $3,411 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of September 30, 2024.
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost and fair value of securities available for sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of September 30, 2024 and December 31, 2023, respectively, were as follows:

Available for sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
U.S. government agency obligations	$14,497	$55	$95	$14,457
Mortgage-backed securities	89,439	—	15,419	74,020
Corporate debt securities	44,925	66	3,940	41,051
Asset-backed securities	20,021	38	155	19,904
Total available for sale securities	$168,882	$159	$19,609	$149,432

December 31, 2023
U.S. government agency obligations	$16,655	$77	$156	$16,576
Mortgage-backed securities	91,091	—	17,611	73,480
Corporate debt securities	47,158	6	5,990	41,174
Asset-backed securities	24,840	12	339	24,513
Total available for sale securities	$179,744	$95	$24,096	$155,743
The amortized cost and fair value of securities held to maturity and the corresponding amounts of gross unrecognized gains and losses as of September 30, 2024 and December 31, 2023, respectively, were as follows:

Held to maturity securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2024
Obligations of states and political subdivisions	$500	$—	$19	$481
Mortgage-backed securities	86,533	8	15,976	70,565
Total held to maturity securities	$87,033	$8	$15,995	$71,046

December 31, 2023
Obligations of states and political subdivisions	$600	$—	$35	$565
Mortgage-backed securities	90,629	6	17,938	72,697
Total held to maturity securities	$91,229	$6	$17,973	$73,262
At September 30, 2024, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $34,700 as collateral to secure a line of credit with the Federal Reserve Bank. As of September 30, 2024, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2024, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $353 and mortgage-backed securities with a carrying value of $1,811 as collateral against specific municipal deposits. As of September 30, 2024, the Bank also has mortgage-backed securities with a carrying value of $103 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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

For the three and nine month periods ended September 30, 2024, there were no sales of available for sale securities. In June 2024, senior debt of a community development financial institution, classified as available-for-sale securities with a carrying value of $2,082, was exchanged for preferred equity of the financial institution’s operating subsidiary. The exchange resulted in the recognition of $168 of unrealized losses on available-for-sale securities, previously included in other comprehensive income, as well as an additional $270 loss, for a total loss of $438. This total loss of $438 was recognized on the June 30, 2024, consolidated statement of operations as net losses on equity securities. For the three month period ended September 30, 2023, there were no sales of available for sale securities. For the nine month period ended September 30, 2023, gross sales of available for sale securities were $5,105, gross gains on the sale of available for sale securities were $12, and gross losses on the sale of available for sale securities were $0.
The estimated fair value of securities at September 30, 2024 and December 31, 2023, by contractual maturity, is shown below.

	September 30, 2024		December 31, 2023
Available for sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,500	$2,491	$—	$—
Due after one year through five years	10,857	10,837	13,986	13,703
Due after five years through ten years	41,875	37,952	45,549	39,701
Due after ten years	24,211	24,132	29,118	28,859
Total securities with contractual maturities	79,443	75,412	88,653	82,263
Mortgage-backed securities	89,439	74,020	91,091	73,480
Total available for sale securities	$168,882	$149,432	$179,744	$155,743

	September 30, 2024		December 31, 2023
Held to maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$99	$100	$100
Due after one year through five years	400	382	500	465
Due after five years through ten years	—	—	—	—
Total securities with contractual maturities	500	481	600	565
Mortgage-backed securities	86,533	70,565	90,629	72,697
Total held to maturity securities	$87,033	$71,046	$91,229	$73,262

Securities with unrealized losses at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available for sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2024
U.S. government agency obligations	$4,750	$11	$3,382	$84	$8,132	$95
Mortgage-backed securities	2,815	39	71,205	15,380	74,020	15,419
Corporate debt securities	—	—	36,204	3,940	36,204	3,940
Asset-backed securities	1,344	2	12,783	153	14,127	155
Total	$8,909	$52	$123,574	$19,557	$132,483	$19,609
December 31, 2023
U.S. government agency obligations	$3,776	$5	$3,627	$151	$7,403	$156
Mortgage-backed securities	—	$—	$73,476	$17,611	$73,476	$17,611
Corporate debt securities	3,350	$76	$35,916	$5,914	$39,266	$5,990
Asset-backed securities	3,348	$22	$20,008	$317	$23,356	$339
Total	$10,474	$103	$133,027	$23,993	$143,501	$24,096

At September 30, 2024 no ACL was established for available for sale or held to maturity securities. Substantially all the held to maturity portfolio is made up of agency backed mortgage securities. These securities are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. At September 30, 2024, there were no past due held to maturity securities. Accordingly, the Company does not expect to incur credit losses on these securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.

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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2024, and December 31, 2023, follows:

	September 30, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$728,447	51.1%	$748,447	51.2%
Agricultural real estate	75,613	5.3%	83,157	5.7%
Multi-family real estate	239,065	16.8%	228,004	15.6%
Construction and land development	87,381	6.1%	110,218	7.5%
C&I/Agricultural operating:
Commercial and industrial	119,514	8.4%	121,190	8.3%
Agricultural operating	27,567	1.9%	25,695	1.8%
Residential mortgage:
Residential mortgage	134,467	9.5%	128,479	8.8%
Purchased HELOC loans	2,932	0.2%	2,880	0.2%
Consumer installment:
Originated indirect paper	4,405	0.3%	6,535	0.4%
Other consumer	5,437	0.4%	6,187	0.4%
Total loans receivable	$1,424,828	100%	$1,460,792	100%
Less: Allowance for credit losses	(21,000)		(22,908)
Net loans receivable	$1,403,828		$1,437,884

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
As of September 30, 2024, and December 31, 2023, there were no loans classified as doubtful with a risk rating of 8 and no loans classified as loss with a risk rating of 9.
Residential and consumer loans are typically not rated until they are past due 90 days at month-end which is why they are classified as pass graded 1-5 and once past due or have a history of delinquencies, get assigned a grade 7.

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of September 30, 2024, and gross charge-offs for the nine months ended September 30, 2024:

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$43,710	$80,008	$131,156	$213,090	$91,417	$153,335	$6,110	$—	$718,826
Risk rating 6	174	1,182	—	41	—	184	—	—	1,581
Risk rating 7	—	—	560	2,637	215	4,628	—	—	8,040
Total	$43,884	$81,190	$131,716	$215,768	$91,632	$158,147	$6,110	$—	$728,447
Current period gross charge-offs	$—	$—	$—	$39	$—	$—	$—	$—	$39
Agricultural real estate
Risk rating 1 to 5	$2,840	$11,214	$17,260	$10,480	$7,457	$18,923	$1,043	$—	$69,217
Risk rating 6	—	202	—	—	—	—	—	—	202
Risk rating 7	—	—	481	5,256	—	457	—	—	6,194
Total	$2,840	$11,416	$17,741	$15,736	$7,457	$19,380	$1,043	$—	$75,613
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Risk rating 1 to 5	$7,186	$7,831	$45,895	$103,118	$43,476	$22,798	$22	$—	$230,326
Risk rating 6	—	—	8,739	—	—	—	—	—	8,739
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$7,186	$7,831	$54,634	$103,118	$43,476	$22,798	$22	$—	$239,065
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$19,026	$34,974	$9,964	$6,177	$1,355	$881	$14,898	$—	$87,275
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	106	—	—	106
Total	$19,026	$34,974	$9,964	$6,177	$1,355	$987	$14,898	$—	$87,381
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$12,380	$14,760	$32,378	$24,049	$8,436	$4,646	$19,955	$—	$116,604
Risk rating 6	—	—	244	13	—	—	260	—	517
Risk rating 7	—	384	35	421	53	—	1,500	—	2,393
Total	$12,380	$15,144	$32,657	$24,483	$8,489	$4,646	$21,715	$—	$119,514
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural operating
Risk rating 1 to 5	$2,706	$3,219	$3,210	$708	$537	$2,128	$14,158	$—	$26,666
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	473	428	—	—	—	—	901
Total	$2,706	$3,219	$3,683	$1,136	$537	$2,128	$14,158	$—	$27,567
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$11,617	$30,760	$31,412	$7,530	$2,274	$31,177	$16,415	$—	$131,185
Risk rating 7	—	—	493	—	—	2,689	100	—	3,282
Total	$11,617	$30,760	$31,905	$7,530	$2,274	$33,866	$16,515	$—	$134,467
Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$2,815	$—	$2,815
Risk rating 7	—	—	—	—	—	—	117	—	117
Total	$—	$—	$—	$—	$—	$—	$2,932	$—	$2,932
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$4,361	$—	$—	$4,361
Risk rating 7	—	—	—	—	—	44	—	—	44
Total	$—	$—	$—	$—	$—	$4,405	$—	$—	$4,405
Current period gross charge-offs	$—	$—	$—	$—	$—	$17	$—	$—	$17
Other consumer
Risk rating 1 to 5	$1,367	$1,492	$939	$451	$375	$263	$543	$—	$5,430
Risk rating 7	—	5	—	—	—	1	1	—	7
Total	$1,367	$1,497	$939	$451	$375	$264	$544	$—	$5,437
Current period gross charge-offs	$—	$—	$3	$1	$—	$—	$7	$—	$11
Total loans receivable	$101,006	$186,031	$283,239	$374,399	$155,595	$246,621	$77,937	$—	$1,424,828
Total current period gross charge-offs	$—	$—	$3	$40	$—	$21	$7	$—	$71

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

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three and nine months ended September 30, 2024:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended September 30, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$17,033	$1,117	$2,784	$244	$21,178
Charge-offs	(39)	—	(4)	(11)	(54)
Recoveries	5	10	4	5	24
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(76)	224	(290)	(6)	(148)
ACL - Loans, at end of period	$16,923	$1,351	$2,494	$232	$21,000

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Nine months ended September 30, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,784	$1,105	$2,744	$275	$22,908
Charge-offs	(39)	—	(4)	(28)	(71)
Recoveries	46	35	7	10	98
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	(1,868)	211	(253)	(25)	(1,935)
ACL - Loans, at end of period	$16,923	$1,351	$2,494	$232	$21,000

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

Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $460 at September 30, 2024, and $1,250 at December 31, 2023, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the three and nine months ended September 30, 2024, and the twelve months ended December 31, 2023.

	September 30, 2024 and Three Months Ended	September 30, 2024 and Nine Months Ended	December 31, 2023 and Twelve Months Ended
ACL - Unfunded Commitments - beginning of period	$712	$1,250	$—
Cumulative effect of ASU 2016-13 adoption	—	—	1,537
Additions to ACL - Unfunded Commitments via provision for credit losses charged to operations	(252)	(790)	(287)
ACL - Unfunded Commitments - End of period	$460	$460	$1,250

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

	September 30, 2024 and Three Months Ended	September 30, 2024 and Nine Months Ended
(Negative) provision for credit losses on:
Loans	$(148)	$(1,935)
Unfunded Commitments	(252)	(790)
Total (negative) provision for credit losses	$(400)	$(2,725)

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of September 30, 2024, and December 31, 2023, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
September 30, 2024
Commercial/Agricultural real estate:
Commercial real estate	$125	$—	$232	$357	$728,090	$728,447
Agricultural real estate	229	—	354	583	75,030	75,613
Multi-family real estate	—	—	—	—	239,065	239,065
Construction and land development	413	—	—	413	86,968	87,381
C&I/Agricultural operating:
Commercial and industrial	48	253	421	722	118,792	119,514
Agricultural operating	—	—	901	901	26,666	27,567
Residential mortgage:
Residential mortgage	1,534	770	1,070	3,374	131,093	134,467
Purchased HELOC loans	—	—	117	117	2,815	2,932
Consumer installment:
Originated indirect paper	9	—	12	21	4,384	4,405
Other consumer	21	29	2	52	5,385	5,437
Total	$2,379	$1,052	$3,109	$6,540	$1,418,288	$1,424,828

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
December 31, 2023
Commercial/Agricultural real estate:
Commercial real estate	$50	$308	$5,579	$5,937	$742,510	$748,447
Agricultural real estate	30	—	361	391	82,766	83,157
Multi-family real estate	—	—	—	—	228,004	228,004
Construction and land development	—	—	54	54	110,164	110,218
C&I/Agricultural operating:
Commercial and industrial	248	—	—	248	120,942	121,190
Agricultural operating	—	—	1,179	1,179	24,516	25,695
Residential mortgage:
Residential mortgage	856	583	1,023	2,462	126,017	128,479
Purchased HELOC loans	117	—	—	117	2,763	2,880
Consumer installment:
Originated indirect paper	66	—	12	78	6,457	6,535
Other consumer	38	—	20	58	6,129	6,187
Total	$1,405	$891	$8,228	$10,524	$1,450,268	$1,460,792

Nonaccrual Loans - The following tables present the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated at September 30, 2024, December 31, 2023, and September 30, 2023, with no allowance for credit losses:

September 30, 2024	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses
Commercial/Agricultural real estate:
Commercial real estate	$4,778	$4,547
Agricultural real estate	6,193	6,193
Construction and land development	106	106
C&I/Agricultural operating:
Commercial and industrial	1,956	1,775
Agricultural operating	901	901
Residential mortgage:
Residential mortgage	971	767
Purchased HELOC loans	117	117
Consumer installment:
Originated indirect paper	19	19
Other consumer	1	1
Total	$15,042	$14,426

December 31, 2023	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses
Commercial/Agricultural real estate:
Commercial real estate	$10,359	$10,347
Agricultural real estate	391	391
Construction and land development	54	54
C&I/Agricultural operating:
Agricultural operating	1,180	1,180
Residential mortgage:
Residential mortgage	1,167	934
Consumer installment:
Originated indirect paper	15	15
Other consumer	18	18
Total	$13,184	$12,939

September 30, 2023	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses
Commercial/Agricultural real estate:
Commercial real estate	$10,570	$10,556
Agricultural real estate	469	469
Construction and land development	94	94
C&I/Agricultural operating:
Agricultural operating	1,373	1,373
Residential mortgage:
Residential mortgage	923	685
Consumer installment:
Originated indirect paper	26	26
Other consumer	1	1
Total	$13,456	$13,204
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

Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following tables present the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of September 30, 2024, and December 31, 2023.

	Collateral Type
September 30, 2024	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$8,214	$—	$8,214	$6,784	$1,430	$203
Agricultural real estate	6,193	—	6,193	6,193	—	—
Construction and land development	106	—	106	106	—	—
C&I/Agricultural operating:
Commercial and industrial	—	2,394	2,394	2,160	234	88
Agricultural operating	—	901	901	901	—	—
Residential mortgage:
Residential mortgage	3,487	—	3,487	3,003	484	52
Consumer installment:
Originated indirect paper	—	44	44	44	—	—
Other consumer	—	6	6	6	—	—
Total	$18,000	$3,345	$21,345	$19,197	$2,148	$343

	Collateral Type
December 31, 2023	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$15,086	$—	$15,086	$11,350	$3,736	$703
Agricultural real estate	6,605	—	6,605	6,605	—	—
Construction and land development	313	—	313	313	—	—
C&I/Agricultural operating:
Commercial and industrial	—	2,219	2,219	2,219	—	—
Agricultural operating	—	1,181	1,181	1,181	—	—
Residential mortgage:
Residential mortgage	3,145	—	3,145	2,591	554	88
Consumer installment:
Originated indirect paper	—	44	44	44	—	—
Other consumer	—	29	29	29	—	—
Total	$25,149	$3,473	$28,622	$24,332	$4,290	$791
There were no outstanding commitments to borrowers experiencing financial difficulty as of September 30, 2024. There were unused lines of credit totaling $10 on loans with borrowers experiencing financial difficulties as of September 30, 2024.

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended September 30, 2024:

	Term Extension
Loan Class	Amortized Cost Basis at September 30, 2024	% of Total Class of Financing Receivables
Residential mortgage	$5	—%
Other consumer	$1	0.02%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at September 30, 2024	% of Total Class of Financing Receivables
Commercial real estate	$1,182	0.16%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2024:

Term Extension
Loan Class	Financial Effect
Residential mortgage	A weighted average of 36 months was added to the term of the loans
Other Consumer	A weighted average of 12 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Commercial real estate	Payments were deferred a weighted average of 3 months

The tables below detail Loan Modifications made to Borrowers Experiencing Financial Difficulty during the twelve months ended September 30, 2024:

	Term Extension
Loan Class	Amortized Cost Basis at September 30, 2024	% of Total Class of Financing Receivables
Commercial and industrial	$1,500	1.26%
Residential mortgage	$5	—%
Other Consumer	$1	0.02%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at September 30, 2024	% of Total Class of Financing Receivables
Commercial real estate	$1,182	0.16%
Commercial and industrial	$836	0.70%
Residential mortgage	$240	0.18%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve months ended September 30, 2024:

Term Extension
Loan Class	Financial Effect
Commercial and industrial	A weighted average of 11 months was added to the term of the loans
Residential mortgage	A weighted average of 36 months was added to the term of the loans
Other consumer	Payments were deferred a weighted average of 12 months

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Commercial real estate	Payments were deferred a weighted average of 3 months
Commercial and industrial	Payments were deferred a weighted average of 3 months
Residential mortgage	Payments were deferred a weighted average of 3 months

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended September 30, 2023:

	Term Extension
Loan Class	Amortized Cost Basis at September 30, 2023	% of Total Class of Financing Receivables
Commercial real estate	$4,826	0.65%

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
The following table shows the performance of such loans that have been modified during the twelve months ended September 30, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$1,182	$—	$—	$—
Commercial and industrial	2,336	—	—	—
Residential mortgage	163	—	82	—
Other consumer	1	—	—	—
Total	$3,682	$—	$82	$—

No loan modified during the nine months ended September 30, 2023 has subsequently defaulted. The following table shows the performance of such loans that have been modified during the nine months ended September 30, 2023.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$4,826	$—	$—	$—
Agricultural operating	179	—	—	—
Residential mortgage	105	—	—	—
Other consumer	20	—	—	—
Total	$5,130	$—	$—	$—

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of September 30, 2024 and December 31, 2023 were $482,868 and $495,531, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $6,393 and $2,665 at September 30, 2024 and December 31, 2023, respectively.
Mortgage servicing rights activity for the three and nine month periods ended September 30, 2024 and September 30, 2023, were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended	As of and for the Nine Months Ended	As of and for the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$3,731	$4,008	$3,865	$4,262
Increase in mortgage servicing rights resulting from transfers of financial assets	128	86	258	138
Amortization during the period	(127)	(150)	(391)	(456)
Mortgage servicing rights, end of period	3,732	3,944	3,732	3,944
Valuation allowance:
Valuation allowance, beginning of period	—	—	—	—
Additions	(36)	—	(41)	—
Recoveries	—	—	5	—
Valuation allowance, end of period	(36)	—	(36)	—
Mortgage servicing rights, net	$3,696	$3,944	$3,696	$3,944
Fair value of mortgage servicing rights; end of period	$5,025	$5,701	$5,025	$5,701
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $308 and $321 for the three months ended September 30, 2024 and September 30, 2023, respectively. Servicing fees totaled $929 and $976 for the nine months ended September 30, 2024 and September 30, 2023, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at September 30, 2024, was determined using discount rates ranging from 9.125% to 12.125%. Fair value at September 30, 2023, was determined using discount rates ranging from 10.125% to 13.125%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for 1 corporate office, 3 bank branch offices, 2 former bank branch office, and 1 ATM location. Our leases have remaining lease terms ranging from approximately 1.00 to 3.75 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of September 30, 2024, we have no lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Nine Months Ended
	September 30, 2024	September 30, 2023
The components of total lease cost were as follows:
Operating lease cost	$349	$382
Variable lease cost	82	59
Total lease cost	$431	$441

The components of total lease income were as follows:
Operating lease income	$38	$29

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$412	$409
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$225

	September 30, 2024	December 31, 2023
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets (1)	$951	$1,477
Operating lease liabilities (2)	$1,330	$1,686

Weighted average remaining lease term in years; operating leases	3.27	3.94
Weighted average discount rate; operating leases	3.25%	3.20%
(1) Operating lease right-of-use assets are recorded as other assets in the consolidated balance sheets.
(2) Operating lease liabilities are recorded as other liabilities in the consolidated balance sheets.
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2024	138	22
2025	535	65
2026	465	30
2027	401	17
2028	141	16
Thereafter	—	11
Total	1,680	$161
Less: effects of discounting	(350)
Lease liability recognized	$1,330

In June of 2024, we closed our St Peter, Minnesota branch. We considered the branch closure a triggering event that required us to test the right of use asset for impairment. It was determined that the right of use asset was impaired and a $168 impairment loss was recorded. This impairment loss is included in other non-interest expense in the consolidated statements of operations.

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Non-interest bearing demand deposits	$256,840	$265,704
Interest bearing demand deposits	346,971	343,276
Savings accounts	169,096	176,548
Money market accounts	366,067	374,055
Certificate accounts	381,693	359,509
Total deposits	$1,520,667	$1,519,092

At September 30, 2024, the scheduled maturities of certificate accounts were as follows for the year ended, except December 31, 2024, which is the three months ended:

December 31, 2024	$158,795
December 31, 2025	208,728
December 31, 2026	7,256
December 31, 2027	856
December 31, 2028	5,907
After December 31, 2028	151
Total	$381,693

Certificate accounts of $250 or more were $100,945 and $103,802 at September 30, 2024 and December 31, 2023, respectively.
Brokered deposits were $66,654 at September 30, 2024 and consisted of $48,578 of brokered certificate accounts and $18,076 of brokered money market accounts. Brokered Deposits were $98,259 at December 31, 2023 and consisted of $58,209 of brokered certificate accounts and $40,050 of brokered money market accounts.
At September 30, 2024, the scheduled maturities of brokered certificate accounts were as follows for the year ended, except December 31, 2024, which is the three months ended:

December 31, 2024	$34,455
December 31, 2025 (1)	8,634
December 31, 2028 (1)	5,489
Total	$48,578
(1) The Company can call the brokered certificate accounts maturing in the years ended December 31, 2025 and 2028, monthly beginning in March 2024.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at September 30, 2024 and December 31, 2023, is as follows:

	September 30, 2024				December 31, 2023
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2024	$16,000	1.45%	4.94%	2024	$64,530	0.00%	5.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2028	—	0.00%	0.00%	2028	10,000	3.82%	3.82%

Federal Home Loan Bank advances		$21,000				$79,530

Senior Notes (5)	2039	$12,000	7.25%	7.75%	2034	$18,083	6.75%	7.75%

Subordinated Notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(452)				(618)
Total other borrowings		$61,548				$67,465

Totals		$82,548				$146,995
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,081,967 and $1,106,267 at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $414,369 compared to $370,569 as of December 31, 2023.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $81,000 and $217,530, during the nine months ended September 30, 2024 and the twelve months ended December 31, 2023, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of September 30, 2024 and December 31, 2023 were 3.28% and 4.16%, respectively.
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
(b) A $5,000 line of credit, maturing August 1, 2025, that remains undrawn upon.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The letters of credit balances were $206,750 and $452,280 at September 30, 2024 and December 31, 2023, respectively.
Federal Reserve Borrowings
At September 30, 2024 and December 31, 2023, the Bank had the ability to borrow $27,145 and $22,417 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $34,700 and $29,191 as of September 30, 2024, and December 31, 2023, respectively. There were no Federal Reserve borrowings outstanding as of September 30, 2024, and December 31, 2023.
Federal Funds Purchased Lines of Credit
As of September 30, 2024, the Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70,000. As of December 31, 2023, the Bank maintained three unsecured federal funds purchased lines of credit with its banking partners which totaled $70,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of September 30, 2024 or December 31, 2023.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2024, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2024, and December 31, 2023, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2024
Total capital (to risk weighted assets)	$226,597	15.0%	$120,814	> =	8.0%	$151,018	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,326	13.8%	90,611	> =	6.0%	120,814	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,326	13.8%	67,958	> =	4.5%	98,162	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,326	11.7%	71,173	> =	4.0%	88,966	> =	5.0%
As of December 31, 2023
Total capital (to risk weighted assets)	$228,092	14.6%	$124,883	> =	8.0%	$156,104	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,726	13.4%	93,662	> =	6.0%	124,883	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,726	13.4%	70,247	> =	4.5%	101,468	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,726	11.5%	72,479	> =	4.0%	90,599	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2024 and December 31, 2023, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of September 30, 2024
Total capital (to risk weighted assets)	$231,825	15.3%	$120,972	> =	8.0%
Tier 1 capital (to risk weighted assets)	163,554	10.8%	90,729	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	163,554	10.8%	68,047	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	163,554	9.2%	71,173	> =	4.0%
As of December 31, 2023
Total capital (to risk weighted assets)	$230,160	14.7%	$124,883	> =	8.0%
Tier 1 capital (to risk weighted assets)	160,794	10.3%	93,662	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	160,794	10.3%	70,247	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	160,794	8.9%	72,479	> =	4.0%

NOTE 9 – STOCK-BASED AND OTHER COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of September 30, 2024, 315,947 restricted shares had been granted under this plan. This amount includes 8,805 shares of performance based restricted stock granted in 2021 and issued in January 2024 upon achievement of the performance criteria and completion of the three-year performance period beginning in January 2021 and ending December 31, 2023. The amount also includes 18,551 shares of performance based restricted stock granted in 2020 and issued in January 2023 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2020 and ending December 31, 2022. As of September 30, 2024, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of September 30, 2024, there are no awarded unvested restricted shares, and 54,000 awarded unexercised vested options remaining from the plan. Options granted under this plan vested pro rata over a five-year period from the grant date and were fully vested as of October 2022. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $159 and $475 for the three and nine months ended September 30, 2024, compared to $208 and $590 for the three and nine months ended September 30, 2023.

Restricted Common Stock Award

	September 30, 2024		December 31, 2023
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,601	$12.41	75,626	$12.30
Granted	16,955	11.88	50,606	12.36
Vested	(36,430)	12.34	(45,879)	12.24
Forfeited	—	—	(4,752)	11.78
Unvested and outstanding at end of period	56,126	$12.30	75,601	$12.41

	September 30, 2024
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	41,993	$12.61
Granted	—	—
Vested and issued	(8,805)	10.78
Forfeited	—	—
Unvested at end of period	33,188	$13.09

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
September 30, 2024
Outstanding at beginning of year	54,000	$11.59
Outstanding at end of period	54,000	$11.59	2.09	$139
Exercisable at end of period	54,000	$11.59	2.09	$139
December 31, 2023
Outstanding at beginning of year	58,000	$11.51
Exercised	(3,000)	9.21
Forfeited or expired	(1,000)	13.76
Outstanding at end of year	54,000	$11.59	2.84	$46
Exercisable at end of year	54,000	$11.59	2.84	$46
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Nine months ended September 30, 2024	Twelve months ended December 31, 2023
Intrinsic value of options exercised	$—	$2
Cash received from options exercised	$—	$28
Tax benefit realized from options exercised	$—	$—
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
At the end of each reporting period, the Company estimates its potential liability related to the Plan and records any change to this liability as compensation expense in the consolidated statement of operations. At September 30, 2024, the related liability was $121, which is included in other liabilities on the consolidated balance sheet. For the three and nine months ended September 30, 2024, the Company recorded related expense of $58 and $121 which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations.

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Investment securities:
U.S. government agency obligations	$14,457	$—	$14,457	$—
Mortgage-backed securities	74,020	—	74,020	—
Corporate debt securities	41,051	—	41,051	—
Asset-backed securities	19,904	—	19,904	—
Total investment securities	149,432	—	149,432	—
Equity Investments:
Farmer Mac equity securities	540	540	—	—
Preferred equity	1,812	—	—	1,812
Equity investments measured at NAV(1)	2,744	—	—	—
Total equity investments	5,096	540	—	1,812
Total	$154,528	$540	$149,432	$1,812

December 31, 2023
Investment securities:
U.S. government agency obligations	$16,576	$—	$16,576	$—
Mortgage-backed securities	73,480	—	73,480	—
Corporate debt securities	41,174	—	41,174	—
Corporate asset backed securities	24,513	—	24,513	—
Total investment securities	155,743	—	155,743	—
Equity Investments:
Farmer Mac equity securities	557	557	—	—
Equity investments measured at NAV(1)	2,727	—	—	—
Total equity investments	3,284	557	—	—
Total	$159,027	$557	$155,743	$—

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
During the three months ended June 30, 2024, senior debt of a community development financial institution, classified as available-for-sale securities was exchanged for preferred equity of the financial institution’s operating subsidiary. At September 30, 2024, the Company owned $1,812 preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value. For the twelve months ended December 31, 2023, the Company did not own any securities for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.

During the three and nine months ended September 30, 2024, $0 and $2,082 of senior debt, previously measured as a Level 1 instrument, was exchanged for preferred equity, now measured as a Level 3 instrument, resulting in a transfer out of Level 1 fair value measurement to Level 3 fair value measurement. The exchange resulted in the recognition of $0 and $168 of unrealized losses on available-for-sale securities during the three and nine months ended September 30, 2024, previously included in other comprehensive income, as well as an additional $270 loss, for a total loss of $438. This total loss of $438 was recognized on the consolidated statement of operations as net losses on equity securities. There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements relating to the available-for-sale securities above during the twelve months ended December 31, 2023. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the twelve months ended December 31, 2023, respectively.
Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Foreclosed and repossessed assets, net	$1,572	$—	$—	$1,572
Collateral dependent loans	1,805	—	—	1,805
Mortgage servicing rights	3,696	—	—	5,025
Total	$7,073	$—	$—	$8,402
December 31, 2023
Foreclosed and repossessed assets, net	$1,795	$—	$—	$1,795
Collateral dependent loans	3,499	—	—	3,499
Mortgage servicing rights	3,865	—	—	5,589
Total	$9,159	$—	$—	$10,883
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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
September 30, 2024.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
September 30, 2024
Foreclosed and repossessed assets, net	$1,572	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$1,805	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,025	Discounted cash flows	Discounted rates	9.125% - 12.125%
December 31, 2023
Foreclosed and repossessed assets, net	$1,795	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$3,499	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,589	Discounted cash flows	Discounted rates	9.375% - 12.375%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		September 30, 2024		December 31, 2023
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$36,632	$36,632	$37,138	$37,138
Securities available for sale “AFS”	(Level II)	149,432	149,432	155,743	155,743
Securities held to maturity “HTM”	(Level II)	87,033	71,046	91,229	73,262
Farmer Mac equity securities	(Level I)	540	540	557	557
Preferred equity	(Level III)	1,812	1,812	—	—
Equity investments valued at NAV(1)	N/A	2,744	N/A	2,727	N/A
Other investments	(Level II)	12,311	12,311	15,725	15,725
Loans receivable, net	(Level III)	1,403,828	1,379,680	1,437,884	1,374,387
Loans held for sale - Residential mortgage	(Level I)	535	535	1,134	1,134
Loans held for sale - SBA /FSA	(Level II)	162	162	4,639	4,639
Mortgage servicing rights	(Level III)	3,696	5,025	3,865	5,589
Accrued interest receivable	(Level I)	6,235	6,235	5,409	5,409
Financial liabilities:
Deposits	(Level III)	$1,520,667	$1,520,399	$1,519,092	$1,517,361
FHLB advances	(Level II)	21,000	20,915	79,530	79,087
Other borrowings	(Level II)	61,548	57,225	67,465	59,743
Accrued interest payable	(Level I)	6,887	6,887	3,175	3,175
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
(Share count in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Basic
Net income attributable to common stockholders	$3,286	$2,498	$11,049	$9,366
Weighted average common shares outstanding	10,198	10,470	10,335	10,473
Basic earnings per share	$0.32	$0.24	$1.07	$0.89
Diluted
Net income attributable to common stockholders	$3,286	$2,498	$11,049	$9,366
Weighted average common shares outstanding	10,198	10,470	10,335	10,473
Add: Dilutive stock options outstanding	6	—	5	2
Average shares and dilutive potential common shares	10,204	10,470	10,340	10,475
Diluted earnings per share	$0.32	$0.24	$1.07	$0.89
Additional common stock option shares that have not been included due to their antidilutive effect	20	40	20	40

Dilutive shares outstanding consist of exercisable stock options whose strike prices were less than the quarterly average closing price of the Company’s common stock. At September 30, 2024 and September 30, 2023, there were 20 and 40 exercisable stock options, respectively, with a potentially dilutive effect. However their strike prices were higher than the quarterly and annual average closing prices of the Company’s common stock and thus, excluded from diluted shares outstanding.

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30, 2024			September 30, 2023
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	$4,605	$(1,053)	$3,552	$(3,701)	$839	$(2,862)
Other comprehensive income (loss)	$4,605	$(1,053)	$3,552	$(3,701)	$839	$(2,862)

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	$4,383	$(1,030)	$3,353	$(5,373)	$1,299	$(4,074)
Reclassification adjustment for gains included in net income	—	—	—	(12)	3	(9)
Reclassification for net loss on exchanged security, included in net income, net of tax	168	(38)	130	—	—	—
Other comprehensive income (loss)	$4,551	$(1,068)	$3,483	$(5,385)	$1,302	$(4,083)
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2023 and the nine months ended September 30, 2024 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Ending Balance, December 31, 2022	$(24,353)	$(17,656)
Current year-to-date other comprehensive income	352	328
Ending balance, December 31, 2023	$(24,001)	$(17,328)
Current year-to-date other comprehensive income	4,551	3,483
Ending balance, September 30, 2024	$(19,450)	$(13,845)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2024 and September 30, 2023 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended September 30, 2024	Nine months ended September 30, 2024	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Debt security exchanged for equity security	$—	$(168)	Net (losses) gains on investment securities
Tax effect	—	38	Provision for income taxes
Total reclassifications for the period	$—	$(130)	Net loss attributable to common stockholders

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended September 30, 2023	Nine months ended September 30, 2023	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$12	Net (losses) gains on investment securities
Tax effect	—	(3)	Provision for income taxes
Total reclassifications for the period	$—	$9	Net income attributable to common stockholders

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024 (“2023 10-K”), the matters described in “Risk Factors” in Item 1A of the quarterly reports on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024; the matters described in “Risk Factors” in Item 1A of the quarterly reports on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 6, 2024; the matters described in “Risk Factors” in Item 1A of this Form 10-Q, and the following:
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2024, and our consolidated results of operations for the three and nine months ended September 30, 2024, compared to the same periods in the prior fiscal year ended September 30, 2023. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2023 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

PERFORMANCE SUMMARY
The following is a summary of some of the significant factors that affected our operating results for the three and nine months ended September 30, 2024, and September 30, 2023. Compared to third quarter 2023, third quarter 2024 net interest income decreased $0.8 million. The decrease was primarily due to the impact of higher short-term interest rates on the Bank’s liability-sensitive balance sheet, i.e., higher deposit costs, and customer account shifts to higher-cost certificates, partially offset by higher yields on assets, and a decrease in lower yielding on-balance sheet assets included in liquidity to more normal levels.
The total benefit, i.e., negative provision, for credit losses for the third quarter ended September 30, 2024,was $0.4 million compared to a negative provision for credit losses of $0.3 million for the quarter ended September 30, 2023. The third quarter of 2024 negative provision was due to decreases in ACL related to: (1) on-balance sheet ACL of $0.1 million; and (2) reductions in off-balance sheet reserves to fund commitments of $0.3 million. The third quarter ended September 30, 2023, negative provision for credit losses was primarily due to net recoveries on an agricultural credit and the impact of the payoff of two large loans.
Non-interest income increased $0.4 million in the third quarter of 2024 compared to the third quarter of 2023, primarily due to $0.5 million higher gain on sale of loans.
Non-interest expense increased $0.4 million in the third quarter of 2024 from $10.0 million in the third quarter of 2023. The increase was primarily related to higher compensation expense due to both the impact of 2024 merit increases and higher incentive compensation.
Provision for income taxes decreased to $0.9 million in the third quarter of 2024, from $2.5 million in the third quarter of 2023, primarily due to a decrease in the effective tax rate. The decrease in the effective tax rate is primarily due to the Wisconsin state budget, signed by Governor Evers on July 5, 2023, which provides financial institutions a tax exemption on income earned on Wisconsin commercial and agricultural loans up to $5 million retroactive to January 1, 2023, the impact of which began to be recognized in the third quarter of 2023. This change reduces the Company’s 2023 Wisconsin state income tax rate and thus, its overall effective tax rate. The third quarter ended September 30, 2023, reflects three quarters of the related 2023 tax benefit, retroactive to January 1, 2023, as a reduction of income tax expense. This positive impact was more than offset by a one-time tax expense of $1.8 million reflecting the impact of the lower 2023 Wisconsin state tax rate on the future realization of existing net deferred tax assets.
When comparing year-over-year results, changes in net interest income, provision for credit losses, non-interest income and non-interest expense are primarily due to the items discussed above. See the remainder of this section for a more thorough discussion.
We reported net income of $3.3 million and $11.0 million, or $0.32 and $1.07 per diluted share for the three and nine months ended September 30, 2024, compared to net income of $2.5 million and $9.4 million or $0.24 and $0.89 per diluted share for the three and nine months ended September 30, 2023.
The following is a summary of some of the significant factors that affected our operating results for the nine months ended September 30, 2024, and September 30, 2023.
Compared to 2023, for the nine-month period ended September 30, 2024, net interest income decreased $1.8 million, primarily due to the impact of higher short-term interest rates on the Bank’s liability-sensitive balance sheet, i.e., higher deposit costs, and customer account shifts to higher-cost certificates, partially offset by higher yields on assets. The Company’s interest-bearing liabilities increased from 2.46% for the nine months ended September 30, 2023, to 3.18% for the same period in 2024. This increase in interest-bearing liabilities cost was partially offset by higher interest income on interest earning assets of $5.4 million primarily due to the impact of higher interest rates.
The total benefit, i.e., negative provision, for credit losses was $2.725 million for the nine months ended September 30, 2024, compared to a provision for credit losses of $0.175 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the negative provision was due to decreases in ACL related to: (1) the $0.9 million impact of loan portfolio decreases and credit quality improvements; (2) $0.6 million due to improvements in the Moody’s economic scenario per our third-party provider; (3) reductions in off-balance sheet reserves to fund commitments of $0.9 million; (4) a decrease in the allowance for credit losses on individually evaluated loans of $0.5 million largely in the first quarter; and (5) net loan recoveries. The provision for credit losses for the nine months ended September 30, 2023, was $0.175 million, primarily due to growth in the loan portfolio, partially offset by the impact of net recoveries of $0.187 million, reductions in reserves on individually evaluated loans, and third quarter loan payoffs.
Non-interest income for the nine months ended September 30, 2024, increased $0.3 million compared to the nine-months ended September 30, 2023. Higher gains on loan sales, loan fees and service charges and a bank owned life insurance death benefit were partially offset by net losses on equity securities.
Non-interest expense for the nine months ended September 30, 2024, increased $1.6 million largely due to higher compensation expense of $0.9 million, related to higher incentive costs and the impact of annual merit increases, and higher other expenses, primarily due to the establishment of a $0.4 million SBA recourse reserve..
Provision for income taxes decreased to $0.9 million in the third quarter of 2024, from $2.5 million in the third quarter of 2023, primarily due to a decrease in the effective tax rate. The lower effective tax rate is primarily due to the Wisconsin state budget, signed by Governor Evers on July 5, 2023, which provides financial institutions a tax exemption on income earned on Wisconsin commercial and agricultural loans up to $5 million retroactive to January 1, 2023, the impact of which began to be recognized in the third quarter of 2023. The Wisconsin state budget, signed by Governor Evers on July 5, 2023, provides financial institutions a tax exemption on income earned on Wisconsin commercial and agricultural loans up to $5 million retroactive to January 1, 2023. This change reduces the Company’s 2023 Wisconsin state income tax rate and thus, its overall effective tax rate. The third quarter ended September 30, 2023, reflects three quarters of the related 2023 tax benefit, retroactive to January 1, 2023, as a reduction of income tax expense. This positive impact was more than offset by a one-time tax expense of $1.8 million reflecting the impact of the lower 2023 Wisconsin state tax rate on the future realization of existing net deferred tax assets.
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
Our determination of the allowance for credit losses - loans is based on: (1) an individual allowance for specifically identified and evaluated loans that management has determined have unique risk characteristics. For these loans, the estimated loss is based on likelihood of default, payment history, and net realizable value of underlying collateral. Allowance for credit losses for collateral dependent loans are based on the fair value of the underlying collateral relative to the amortized cost of the loans. For loans that are not collateral dependent, the allowance for credit losses is based on the present value of expected future cash flows discounted at the loan’s original effective interest rate through the repayment period; and (2) a collective allowance for loans not specifically identified in (1) above. The allowance for these loans is estimated by pooling loans with a similar risk profile and calculating a collective loss rate using the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to project lifetime losses. This collectively estimated loss is adjusted for qualitative factors.
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
Goodwill.
We account for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company does not amortize goodwill, but reviews goodwill for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2024, which is related to its banking activities. The Company performed the required goodwill impairment test and determined that goodwill was not impaired as of December 31, 2023. The Company has monitored events and conditions since December 31, 2023, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, and net interest margin for the three-month and nine-month periods ended September 30, 2024, and September 30, 2023, respectively.
Net interest income was $11.3 million for the three months ended September 30, 2024, compared to $12.1 million for the three months ended September 30, 2023. Interest income for the three months ended September 30, 2024, decreased from the same period one year ago due to higher net interest-bearing deposit balances and costs. This was partially offset by increases in asset yields due to (1) contractual repricing and higher coupons on new loans; and (2) principal reductions in low-yielding investments. The net interest margin for the three-month period ended September 30, 2024, decreased to 2.63%, compared to 2.79%, for the three-month period ended September 30, 2023. The lower net interest margin was due to higher deposit costs attributable to higher market interest rates and customers moving from lower cost savings and money market accounts to higher yielding certificate accounts; and the impact of higher short-term interest rates which increased FHLB advance and other borrowing costs. This was partially offset by increases in loan yields due to contractual repricing and rates on new loans exceeding the portfolio as a whole.
Net interest income was $34.8 million for the nine months ended September 30, 2024, compared to $36.6 million for the nine months ended September 30, 2023. Net interest income for the nine months ended September 30, 2024, decreased from the same period one year ago, due to higher interest-bearing balances and costs, which increased 72 basis points. This was partially offset by: (1) positive loan volume variance due to growth in loans outstanding; (2) increases in loan and investment yields due to: (a) contractual repricing and higher coupons on new loans; (b) principal reductions in low-yielding investments; and (c) one-time income in the first and second quarters of $0.4 million recognized on nonaccrual payoffs and $0.4 million recognized from curing technical defaults on performing loans.
The net interest margin for the nine-month period ended September 30, 2024, was 2.71%, compared to 2.85%, for the nine-month period ended September 30, 2023. The decreased net interest margin was due to: (1) higher liability costs due to higher market interest rates; (2) customers moving balances from lower cost savings and money market accounts to higher yielding certificate accounts, increasing deposit costs; and (3) the impact of higher short-term interest rates which increased FHLB advance and other borrowing costs. This was partially offset by: (1) increases in loan yields due to contractual repricing; (2) rates on new loans exceeding the portfolio as a whole; and (3) a six-basis point increase in yield due to income recognized on nonaccrual loan payoffs and curing technical defaults on performing loans in the first and second quarter; and 4) principal reductions in low-yielding investments
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three-month periods ended September 30, 2024, and September 30, 2023. Non-accruing loans have been included in the table as loans carrying a zero yield.
NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$25,187	$360	5.69%	$21,298	$302	5.63%
Loans	1,429,928	20,115	5.60%	1,435,284	19,083	5.27%
Investment securities	236,960	1,966	3.30%	252,226	2,119	3.33%
Other investments	12,553	71	2.25%	15,511	268	6.85%
Total interest earning assets	$1,704,628	$22,512	5.25%	$1,724,319	$21,772	5.01%
Average interest-bearing liabilities:
Savings accounts	$170,777	$450	1.05%	$199,279	$328	0.65%
Demand deposits	357,201	2,152	2.40%	354,073	1,863	2.09%
Money market	381,369	3,126	3.26%	298,098	1,889	2.51%
CD’s	379,722	4,437	4.65%	358,238	3,308	3.66%
Total deposits	$1,289,069	$10,165	3.14%	$1,209,688	$7,388	2.42%
FHLB Advances and other borrowings	80,338	1,062	5.26%	182,967	2,263	4.91%
Total interest-bearing liabilities	$1,369,407	$11,227	3.26%	$1,392,655	$9,651	2.75%
Net interest income		$11,285			$12,121
Interest rate spread			1.99%			2.26%
Net interest margin			2.63%			2.79%
Average interest earning assets to average interest-bearing liabilities			1.24			1.24

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$19,073	$823	5.76%	$19,066	$768	5.39%
Loans receivable	1,441,972	60,204	5.58%	1,420,423	54,169	5.10%
Interest bearing deposits	—	—	—%	84	1	1.59%
Investment securities	240,054	6,038	3.36%	261,507	6,505	3.33%
Other investments	12,983	589	6.06%	16,447	779	6.33%
Total interest earning assets	$1,714,082	$67,654	5.27%	$1,717,527	$62,222	4.84%
Average interest bearing liabilities:
Savings accounts	$173,946	$1,300	1.00%	$208,446	$1103	0.71%
Demand deposits	355,356	6,192	2.33%	370,235	5,047	1.82%
Money market accounts	378,740	9,005	3.18%	298,957	4,759	2.13%
CD’s	364,131	12,215	4.48%	300,279	6,989	3.11%
Total deposits	$1,272,173	$28,712	3.01%	$1,177,917	$17,898	2.03%
FHLB advances and other borrowings	108,897	4,176	5.12%	214,034	7,722	4.82%
Total interest bearing liabilities	$1,381,070	$32,888	3.18%	$1,391,951	$25,620	2.46%
Net interest income		$34,766			$36,602
Interest rate spread			2.09%			2.38%
Net interest margin			2.71%			2.85%
Average interest earning assets to average interest bearing liabilities			1.24			1.23

Rate/Volume Analysis. The following tables present the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously in the net interest income section above. For the three month period ended September 30, 2024, compared to the same period in 2023, average earning assets decreased modestly due to net principal repayments on available for sale (“AFS”) and held-to-maturity (“HTM”) security portfolios and a less than 1% decline in loan balances. Average interest-bearing liabilities saw customer preferences leading to growth in money market and certificate accounts, with the growth in deposits funding a decrease in FHLB advances. For the nine-month period ended September 30, 2024, compared to the same period in 2023, loan volume increases due to organic growth, primarily in late 2023 and early 2024, more than offset a reduction in low-yielding AFS and HTM securities. For the nine-month period ended September 30, 2024, the volume change in interest-bearing liabilities are similar to the three months ended September 30, 2024, explanation.
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended September 30, 2024, compared to the three months ended September 30, 2023.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$56	$2	$58
Loans	(71)	1,103	1,032
Investment securities	(127)	(26)	(153)
Other investments	(42)	(155)	(197)
Total interest earning assets	(184)	924	740
Interest expense:
Savings accounts	(53)	175	122
Demand deposits	17	272	289
Money market accounts	592	645	1,237
CD’s	207	922	1,129
Total deposits	763	2,014	2,777
FHLB Advances and other borrowings	(1,352)	151	(1,201)
Total interest bearing liabilities	(589)	2,165	1,576
Net interest income	$405	$(1,241)	$(836)

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$—	$55	$55
Loans receivable	833	5,202	6,035
Interest bearing deposits	(1)	—	(1)
Investment securities	(539)	72	(467)
Other investments	(158)	(32)	(190)
Total interest earning assets	135	5,297	5,432
Interest expense:
Savings accounts	(207)	404	197
Demand deposits	(210)	1,355	1,145
Money market accounts	1,459	2,787	4,246
CD’s	1,674	3,552	5,226
Total deposits	2,716	8,098	10,814
FHLB advances and other borrowings	(4,018)	472	(3,546)
Total interest bearing liabilities	(1,302)	8,570	7,268
Net interest income	$1,437	$(3,273)	$(1,836)
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
The total benefit, i.e., negative provision, for credit losses for the third quarter ended September 30, 2024,was $0.4 million compared to a negative provision for credit losses of $0.3 million for the quarter ended September 30, 2023. The third quarter of 2024 negative provision was due to decreases in ACL related to: (1) on-balance sheet ACL of $0.1 million; and (2) reductions in off-balance sheet reserves to fund commitments of $0.3 million. The third quarter ended September 30, 2023, negative provision for credit losses was primarily due to net recoveries on an agricultural credit and the impact of the payoff of two large loans.
The total benefit, i.e., negative provision, for credit losses was $2.725 million for the nine months ended September 30, 2024, compared to a provision for credit losses of $0.175 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the negative provision was due to decreases in ACL related to: (1) the $0.9 million impact of loan portfolio decreases and credit quality improvements; (2) $0.6 million due to improvements in the Moody’s economic scenario per our third-party provider; (3) reductions in off-balance sheet reserves to fund commitments of $0.9 million; (4) a decrease in the allowance for credit losses on individually evaluated loans of $0.5 million largely in the first quarter; and (5) net loan recoveries. The provision for credit losses for the nine months ended September 30, 2023, was $0.175 million, primarily the result of growth in the loan portfolio, partially offset by the impact of net recoveries of $0.187 million, reductions in reserves on individually evaluated loans and third quarter 2023 loan payoffs.
Continued strong economic conditions in our markets, as evidenced by unemployment rates below the national average in our two largest population centers, have resulted in positive overall economic trends for businesses. The impact of higher interest rates and the impact of an inverted yield forecast are factors that the third-party model used for economic conditions in computing the ACL level.
Note that in discussing ACL allocations, the entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
Management believes that the provision recorded for the current year’s three- and nine-month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ACL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market areas, or otherwise, could all affect the adequacy of our ACL. If there are significant charge-offs against the ACL, or we otherwise determine that the ACL is inadequate, we will need to record an additional provision in the future.
Non-interest Income. The following table reflects the various components of non-interest income for the three and nine-month periods ended September 30, 2024 and 2023, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Non-interest Income:
Service charges on deposit accounts	$513	$491	4.48%	$1,474	$1,464	0.68%
Interchange income	577	601	(3.99)%	1,697	1,743	(2.64)%
Loan servicing income	643	611	5.24%	1,751	1,679	4.29%
Gain on sale of loans	752	299	151.51%	1,998	1,501	33.11%
Loan fees and service charges	165	140	17.86%	704	308	128.57%
Net realized gains on debt securities	—	—	N/M	—	12	N/M
Net (losses) gains on equity securities	(78)	116	N/M	(569)	170	N/M
Bank Owned Life Insurance (BOLI) death benefit	—	—	N/M	184	—	N/M
Other	349	307	13.68%	859	893	(3.81)%
Total non-interest income	$2,921	$2,565	13.88%	$8,098	$7,770	4.22%
Gain on sale of loans increased in the three-month period ended September 30, 2024, compared to the three-month period ended September 30, 2023, with the increase approximately 80% attributable to higher gains on SBA loan sales and the remainder due to residential gains on sale of loans. For the nine-month periods ending September 30, 2024, and 2023, gain on sale of loans increased approximately 60% due to higher SBA gains on sale of loans and approximately 40% due to higher residential gains on sale of loans.
Loan fees and services charges are higher for the three-month and nine-month periods ended September 30, 2024, compared to the same periods in 2023, due to forbearance fees and higher late charges.
The decrease in net (losses) gains on equity securities between the three-month period ended September 30, 2024, and the three-month period ended September 30, 2023, is primarily the result of equity mark-to-market losses in the third quarter of 2024, and mark-to-market gains in the third quarter of 2023. The decrease in net (losses) gains on equity securities between the nine-month period ended September 30, 2024, and the nine-month period ended September 30, 2023, is primarily the result of the $0.4 million loss recognized as a result of an exchange of senior debt for preferred equity of a community development financial institution in the second quarter of 2024. See Investment Securities for more details. In addition, there were other equity mark-to-market losses in the second and third quarters of 2024.
In the second quarter of 2024, the Company recognized $0.18 million of life insurance proceeds above the carrying value of the underlying insurance policy on an employee who passed, which is reflected in Bank Owned Life Insurance (BOLI) death benefit.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and nine-month periods ended September 30, 2024 and 2023, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Non-interest Expense:
Compensation and related benefits	$5,743	$5,293	8.50%	$16,901	$15,967	5.85%
Occupancy	1,242	1,335	(6.97)%	3,942	4,117	(4.25)%
Data processing	1,665	1,536	8.40%	4,787	4,440	7.82%
Amortization of intangible assets	178	179	(0.56)%	536	576	(6.94)%
Mortgage servicing rights expense, net	163	150	8.67%	427	456	(6.36)%
Advertising, marketing and public relations	225	185	21.62%	575	472	21.82%
FDIC premium assessment	201	204	(1.47)%	606	608	(0.33)%
Professional services	336	342	(1.75)%	1,249	1,153	8.33%
Gains on repossessed assets, net	65	100	(35.00)%	47	62	(24.19)%
Other	603	645	(6.51)%	2,427	2,085	16.40%
Total non-interest expense	$10,421	$9,969	4.53%	$31,497	$29,936	5.21%

Non-interest expense (annualized) / Average assets	2.29%	2.15%	6.51%	2.31%	2.18%	5.96%
Compensation expense for the three and nine-month periods ended September 30, 2024, increased from the same period in 2023, largely due to annual employee pay raises effective late first quarter of 2024, along with higher incentive compensation in both the three and nine months ended September 30, 2024.
Data processing for the three and nine months ended September 30, 2024, increased from the same 2023 periods, largely due to inflationary pressures and the impact of new software implementation costs to aid in future efficiency efforts.
Mortgage servicing rights expenses, net, increased in the three months ended September 30, 2024 compared to the same period in 2023, primarily due to an impairment of $0.04 million due to higher forecasted future prepayments in a small tranche of higher coupon recent loan production, partially offset by slowing prepayments on the majority of the servicing portfolio, and to a lesser extent, a smaller servicing portfolio. Mortgage servicing rights expenses, net, decreased slightly in the nine-month period ended September 30, 2024, compared to the comparable 2023 period, due to the impact of slowing prepayments, and to a lesser extent, a smaller servicing portfolio, partially offset by the third quarter 2024 impairment.
Advertising expense increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, due to higher marketing spends to support commercial loan and deposit growth and increased market analytics.
The increase in other non-interest expense for the nine months ended September 30, 2024, from the comparable prior year period is largely due to: 1) the establishment of an SBA valuation reserve of $0.4 million in the first quarter of 2024, and 2) the second quarter 2024 write down of the remaining lease asset of a closed branch of $0.2 million, partially offset by selected one-time expense recoveries of $0.1 million.
Income Taxes. Provision for income taxes decreased to $0.9 million in the third quarter of 2024 from $2.5 million in the third quarter of 2023. Provision for income taxes for the nine-month period ending September 30, 2024, decreased $1.9 million, to $3.0 million, compared to $4.9 million for the nine-month period ended September 30, 2023, as pre-tax income decreased $0.169 million. The decrease in the effective tax rate in 2024 is primarily due to the Wisconsin state budget, signed by Governor Evers on July 5, 2023, which provides financial institutions a tax exemption on income earned on Wisconsin commercial and agricultural loans up to $5 million retroactive to January 1, 2023. This change reduces the Company’s 2023 Wisconsin state income tax rate and thus, its overall effective tax rate. The third quarter ended September 30, 2023, reflects three quarters of the related 2023 tax benefit, retroactive to January 1, 2023, as a reduction of income tax expense. This positive impact was more than offset by a one-time tax expense of $1.8 million reflecting the impact of the lower 2023 Wisconsin state tax rate on the future realization of existing net deferred tax assets.

BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Cash and cash equivalents decreased $0.5 million to $36.6 million at September 30, 2024, compared to $37.1 million at December 31, 2023.
Investment Securities. We manage our securities portfolio to provide liquidity, modify interest rate risk and enhance income. Our investment portfolio is comprised of securities available for sale and securities held to maturity. Securities available for sale decreased $6.3 million during the nine months ended September 30, 2024, to $149.4 million from $155.7 million at December 31, 2023. Along with principal repayments and changes in fair value, there was an exchange of a community development financial institution’s senior debt for a preferred equity security in the company’s operating subsidiary of $2.25 million, resulting in a decrease in AFS securities and an increase in equity securities during the second quarter of 2024. The exchange resulted in the recognition of $0.168 million of unrealized losses on available-for-sale securities, previously included in other comprehensive income, as well as an additional $0.270 million loss, for a total loss of $0.438 million. This total loss of $0.438 million was recognized on the June 30, 2024, consolidated statement of operations as net losses on equity securities.
Securities held to maturity decreased $4.2 million to $87.0 million during the nine-month period ended September 30, 2024, from $91.2 million at December 31, 2023, due to principal repayments.
The amortized cost and market values of our available for sale securities by asset categories as of the dates indicated below were as follows:

Available for sale securities	Amortized Cost	Fair Value
September 30, 2024
U.S. government agency obligations	$14,497	$14,457
Mortgage-backed securities	89,439	74,020
Corporate debt securities	44,925	41,051
Asset-backed securities	20,021	19,904
Totals	$168,882	$149,432
December 31, 2023
U.S. government agency obligations	$16,655	$16,576
Mortgage-backed securities	91,091	73,480
Corporate debt securities	47,158	41,174
Asset-backed securities	24,840	24,513
Totals	$179,744	$155,743

The amortized cost and fair value of our held to maturity securities by asset categories as of the dates noted below were as follows:

Held to maturity securities	Amortized Cost	Fair Value
September 30, 2024
Obligations of states and political subdivisions	$500	$481
Mortgage-backed securities	86,533	70,565
Totals	$87,033	$71,046
December 31, 2023
Obligations of states and political subdivisions	$600	$565
Mortgage-backed securities	90,629	72,697
Totals	$91,229	$73,262

The composition of our available for sale portfolios by credit rating as of the dates indicated below was as follows:

	September 30, 2024		December 31, 2023
Available for sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$96,246	$80,821	$98,977	$81,351
AAA	10,366	10,322	9,695	9,508
AA	17,345	17,239	23,913	23,709
A	5,950	5,571	8,200	7,292
BBB	38,975	35,479	38,959	33,883
Non-rated	—	—	—	—
Total available for sale securities	$168,882	$149,432	$179,744	$155,743
The composition of our held to maturity portfolio by credit rating as of the dates indicated was as follows:

	September 30, 2024		December 31, 2023
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$86,533	$70,565	$90,629	$72,697
AAA	—	—	—	—
AA	—	—	—	—
A	500	481	600	565
Total	$87,033	$71,046	$91,229	$73,262
At September 30, 2024, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $34.7 million as collateral to secure a line of credit with the Federal Reserve Bank. As of September 30, 2024, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2024, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.4 million and mortgage-backed securities with a carrying value of $1.8 million as collateral against specific municipal deposits. As of September 30, 2024, the Bank also has mortgage-backed securities with a carrying value of $0.1 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, decreased by $36.0 million, to $1.42 billion as of September 30, 2024, from $1.46 billion at December 31, 2023. The following table reflects the composition, of our loan portfolio at September 30, 2024, and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$730,459	51.3%	$750,531	51.4%
Agricultural real estate	76,043	5.3%	83,350	5.7%
Multi-family real estate	239,191	16.8%	228,095	15.6%
Construction and land development	87,875	6.2%	110,941	7.6%
Residential mortgage
Residential mortgage	134,944	9.5%	129,021	8.8%
Purchased HELOC loans	2,932	0.2%	2,880	0.2%
Total real estate loans	1,271,444	89.3%	1,304,818	89.3%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	119,619	8.4%	121,666	8.3%
Agricultural operating	27,550	1.9%	25,691	1.8%
Consumer installment
Originated indirect paper	4,405	0.3%	6,535	0.5%
Other consumer	5,438	0.4%	6,187	0.4%
Total C&I/Agricultural operating and Consumer installment Loans	157,012	11.0%	160,079	11.0%
Gross loans	$1,428,456	100.3%	$1,464,897	100.3%
Unearned net deferred fees and costs and loans in process	(2,703)	(0.2)%	(2,900)	(0.2)%
Unamortized discount on acquired loans	(925)	(0.1)%	(1,205)	(0.1)%
Total loans (net of unearned income and deferred expense)	1,424,828	100.0%	1,460,792	100.0%
Allowance for credit losses	(21,000)		(22,908)
Total loans receivable, net	$1,403,828		$1,437,884
Commercial real estate (”CRE”) lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The level of owner-occupied property versus non-owner-occupied property are tracked and monitored on a regular basis. The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at September 30, 2024:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$489	$241	$239	$88
Number of Loans	760	394	131	97
Average Loan Size in Millions	$0.6	$0.6	$1.8	$0.9
Approximate Weighted Average LTV	53%	52%	61%	67%
Weighted Average Seasoning in Months	42	39	38	NA
Trailing 12 Month Net Charge-Offs	0.00%	(0.01)%	0.00%	0.00%
Criticized Loans in Millions	$8.0	$1.8	$8.7	$0.1
Criticized Loans as a Percent of Total	1.6%	0.8%	3.7%	0.1%

The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	52%	78%	62%	50%
Minnesota	22%	18%	33%	8%
Other	26%	4%	5%	42%
The following table further disaggregates the composition of our commercial real estate loan portfolio by selected industry components at September 30, 2024:

	Campground	Hotel	Restaurant	Office
Loan Balance Outstanding in Millions	$151	$91	$54	$31
Number of Loans	71	21	74	71
Average Loan Size in Millions	$2.1	$4.3	$0.7	$0.4
Approximate Weighted Average LTV	50%	51%	49%	60%
Weighted Average Seasoning in Months	34	47	39	43
Trailing 12 Month Net Charge-Offs	0.00%	(0.04)%	0.00%	0.00%
Criticized Loans in Millions	$0.0	$4.3	$0.1	$0.2
Criticized Loans as a Percent of Total	0.0%	4.8%	0.1%	0.6%
The table below lists our CRE portfolio selected industry components by geographical location:

	Campground	Hotel	Restaurant	Office
Wisconsin	21%	39%	53%	84%
Minnesota	0%	40%	29%	8%
Other	79%	21%	18%	8%
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

Allowance for Credit Losses - Loans Roll Forward
(in thousands, except ratios)

	September 30, 2024 and Three Months Ended	June 30, 2024 and Three Months Ended	December 31, 2023 and Three Months Ended
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$21,178	$22,436	$22,973
Loans charged off:
Commercial/Agricultural real estate	(39)	—	—
C&I/Agricultural operating	—	—	—
Residential mortgage	(4)	—	—
Consumer installment	(11)	(12)	(6)
Total loans charged off	(54)	(12)	(6)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	5	2	253
C&I/Agricultural operating	10	10	6
Residential mortgage	4	2	2
Consumer installment	5	2	9
Total recoveries of loans previously charged off:	24	16	270
Net loan recoveries/(charge-offs) (“NCOs”)	(30)	4	264
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(148)	(1,262)	(329)
ACL - Loans, at end of period	$21,000	$21,178	$22,908
Average outstanding loan balance	$1,429,928	$1,439,535	$1,458,558
Ratios:
NCOs (annualized) to average loans	0.01%	—%	(0.07)%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended September 30, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$17,033	$1,117	$2,784	$244	$21,178
Charge-offs	(39)	—	(4)	(11)	(54)
Recoveries	5	10	4	5	24
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(76)	224	(290)	(6)	(148)
ACL - Loans, at end of period	$16,923	$1,351	$2,494	$232	$21,000

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Nine months ended September 30, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,784	$1,105	$2,744	$275	$22,908
Charge-offs	(39)	—	(4)	(28)	(71)
Recoveries	46	35	7	10	98
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	(1,868)	211	(253)	(25)	(1,935)
ACL - Loans, at end of period	$16,923	$1,351	$2,494	$232	$21,000

The following table present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the twelve months ended December 31, 2023:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Twelve months ended December 31, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$14,085	$2,318	$599	$129	$808	$17,939
Cumulative effect of ASU 2016-13 adoption	4,510	(331)	1,119	216	(808)	4,706
Charge-offs	(46)	—	(78)	(36)	—	(160)
Recoveries	489	47	42	33	—	611
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(254)	(929)	1,062	(67)	—	(188)
ACL - Loans, at end of period	$18,784	$1,105	$2,744	$275	$—	$22,908
Allowance for Credit Losses - Loans to Percentage
(in thousands, except ratios)

	September 30, 2024	December 31, 2023
Loans, end of period	$1,424,828	$1,460,792
ACL - Loans	$21,000	$22,908
ACL - Loans to loans, end of period	1.47%	1.57%
In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $0.46 million at September 30, 2024, and $1.25 million at December 31, 2023, classified in other liabilities on the consolidated balance sheets.
Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

	September 30, 2024 and Three Months Ended	September 30, 2024 and Nine Months Ended
ACL - Unfunded Commitments - beginning of period	$712	$1,250
Cumulative effect of ASU 2016-13 adoption	—	—
Increases to ACL - Unfunded Commitments via provision for credit losses charged to operations	(252)	(790)
ACL - Unfunded Commitments - end of period	$460	$460
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

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	September 30, 2024 and Nine Months Then Ended (1)	December 31, 2023 and Twelve Months Then Ended (1)
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$4,778	$10,359
Agricultural real estate	6,193	391
Construction and land development	106	54
Commercial and industrial	1,956	—
Agricultural operating	901	1,180
Residential mortgage	1,088	1,167
Consumer installment	20	33
Total nonaccrual loans	$15,042	$13,184
Accruing loans past due 90 days or more	530	389
Total nonperforming loans (“NPLs”)	15,572	13,573
Other real estate owned	1,567	1,795
Other collateral owned	5	—
Total nonperforming assets (“NPAs”)	$17,144	$15,368
Average outstanding loan balance	$1,441,972	$1,430,035
Loans, end of period	$1,424,828	$1,460,792
Total assets, end of period	$1,799,137	$1,851,391
ACL - Loans, at beginning of period	$22,908	$17,939
Cumulative effect of ASU 2016-13 adoption	—	4,706
Loans charged off:
Commercial/Agricultural real estate	(39)	(46)
C&I/Agricultural operating	—	—
Residential mortgage	(4)	(78)
Consumer installment	(28)	(36)
Total loans charged off	(71)	(160)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	46	489
C&I/Agricultural operating	35	47
Residential mortgage	7	42
Consumer installment	10	33
Total recoveries of loans previously charged off:	98	611
Net loan recoveries/(charge-offs) (“NCOs”)	27	451
(Reductions) additions to ACL - loans via provision for credit losses charged to operations	(1,935)	(188)
ACL - Loans, at end of period	$21,000	$22,908
Ratios:
ACL-Loans to NCOs (annualized)	N/M	N/M
NCOs (annualized) to average loans	—%	(0.03)%
ACL-Loans to total loans	1.47%	1.57%
ACL-Loans to nonaccrual loans	139.61%	173.76%
Nonaccrual loans to total loans	1.06%	0.90%
NPLs to total loans	1.09%	0.93%
NPAs to total assets	0.95%	0.83%
(1) Loan balances are stated at amortized cost.

Nonaccrual Loans Roll Forward:

	Quarter Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Balance, beginning of period	$8,352	$8,413	$13,184	$13,456	$15,663
Additions	7,486	352	961	538	33
Charge offs	—	—	—	—	(53)
Transfers to OREO	(124)	—	—	(23)	—
Return to accrual status	—	—	—	—	(190)
Payments received	(641)	(411)	(5,767)	(781)	(1,994)
Other, net	(31)	(2)	35	(6)	(3)
Balance, end of period	$15,042	$8,352	$8,413	$13,184	$13,456
Nonperforming assets were $17.1 million at September 30, 2024, compared to $15.4 million at December 31, 2023. Nonperforming assets increased largely due to one agricultural real estate loan relationship in forestry services that moved from special mention to substandard and was placed on nonaccrual in the third quarter. This increase was offset by nonperforming loan payoffs of $5.4 million during the first quarter of 2024.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
Below is a summary of loan modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2024.

	Term Extension
Loan Class	Amortized Cost Basis at September 30, 2024	% of Total Class of Financing Receivables
Residential mortgage	$5	—%
Other Consumer	$1	0.02%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at September 30, 2024	% of Total Class of Financing Receivables
Commercial real estate	$1,182	0.16%

The table below shows a summary of criticized loans, split by special mention and substandard for the past five quarters. From September 30, 2023 through June 30, 2024, special mention credit loans decreased in each quarter. In the first and second quarters of 2024, this was due to loan payoffs. Special mention loans increased by $2.2 million to $11.0 million at September 30, 2024, compared to $8.8 million at June 30, 2024. The increase was largely due to one loan of $8.7 million, which is secured by a multi-family unit. The addition of the multi-family unit to special mention was partially offset by the movement of a $7.7 million agricultural real estate loan relationship in forestry services that moved to substandard and was placed on nonaccrual.

	(in thousands)
(Loan balance at unpaid principal balance)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Special mention loan balances	$11,047	$8,848	$13,737	$18,392	$20,043
Substandard loan balances	21,202	14,420	14,733	19,596	16,171
Criticized loans, end of period	$32,249	$23,268	$28,470	$37,988	$36,214
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
The fair market value of the Company’s MSR asset was $5.0 million at September 30, 2024, compared to $5.6 million at December 31, 2023. At September 30, 2024, the MSR valuation allowance was $0.36 million due to higher forecasted future prepayments in a small tranche of higher coupon recent loan production. At December 31, 2023, there was no MSR impairment or related valuation allowance.
The unpaid balances of one-to-four family residential real estate loans serviced for others as of September 30, 2024, and December 31, 2023, were $482.9 million and $495.5 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at September 30, 2024, and December 31, 2023, was 1.04% and 1.13%, respectively.
Deposits. Total deposits increased $1.1 million during the quarter ended September 30, 2024, to $1.52 billion. Consumer deposits increased $22.1 million, including an increase in CDs of $17.9 million. Commercial deposits increased by $20.0 million. Brokered deposits decreased $30.1 million as the company decreased brokered MMDAs by $24.6 million and $5.5 million in brokered CDs matured and were not replaced. Public deposits decreased $10.9 million, largely due to expected seasonal outflows. Deposits by type for five quarters are detailed below:

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Consumer deposits	$844,808	$822,665	$827,290	$814,899	$794,970
Commercial deposits	432,361	412,385	414,088	423,762	429,358
Public deposits	176,844	187,698	202,175	182,172	163,734
Brokered deposits	66,654	96,796	83,936	98,259	85,173
Total deposits	$1,520,667	$1,519,544	$1,527,489	$1,519,092	$1,473,235
At September 30, 2024, the deposit portfolio composition was 56% consumer, 28% commercial, 12% public, and 4% brokered deposits compared to 54% consumer, 28% commercial, 12% public and 6% brokered deposits at December 31, 2023.

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Non-interest bearing demand deposits	$256,840	$255,703	$248,537	$265,704	$275,790
Interest bearing demand deposits	346,971	353,477	361,278	343,276	336,962
Savings accounts	169,096	170,946	177,595	176,548	183,702
Money market accounts	366,067	370,164	387,879	374,055	312,689
Certificate accounts	381,693	369,254	352,200	359,509	364,092
Total deposits	$1,520,667	$1,519,544	$1,527,489	$1,519,092	$1,473,235
Uninsured and uncollateralized deposits were $267.1 million, or 18% of total deposits, at September 30, 2024, and $275.8 million, or 18% of total deposits, at December 31, 2023. Uninsured deposits alone, i.e., excluding fully secured government deposits, at September 30, 2024, were $413.6 million, or 27% of total deposits, and $427.5 million, or 28% of total deposits at December 31, 2023.
On-balance sheet liquidity collateralized new borrowing capacity and uncommitted federal funds borrowing availability was $718 million, or 269% of uninsured and uncollateralized deposits at September 30, 2024. At December 31, 2023, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $673.6 million, or 244% of uninsured and uncollateralized deposits.

Federal Home Loan Bank (FHLB) advances and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at September 30, 2024, and December 31, 2023, is as follows:

	September 30, 2024				December 31, 2023
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2024	$16,000	1.45%	4.94%	2024	$64,530	0.00%	5.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
	2028	0	0.00%	0.00%	2028	10,000	3.82%	3.82%

Federal Home Loan Bank advances		$21,000				$79,530

Senior Notes (5)	2039	$12,000	7.25%	7.75%	2034	$18,083	6.75%	7.75%

Subordinated Notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(452)				(618)
Total other borrowings		$61,548				$67,465

Totals		$82,548				$146,995
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,082.0 million and $1,106.3 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $414.4 million compared to $370.6 million as of December 31, 2023.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $81.0 million and $217.5 million, during the nine months ended September 30, 2024 and the twelve months ended December 31, 2023, respectively.
(3) The weighted-average interest rate on FHLB borrowings maturing within twelve months as of September 30, 2024 and December 31, 2023 were 3.28% and 4.16%, respectively.
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
(b) A $5.0 million line of credit, maturing August 1, 2025, that remains undrawn upon.
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
FHLB advances decreased $58.5 million to $21.0 million as of September 30, 2024, compared to $79.5 million as of December 31, 2023. The decrease is a result of decreased funding needs due to increases in deposits, loan shrinkage and the FHLB’s call of a $10 million advance, with an interest rate of 3.82% in June of 2024. The Company does not have any callable advances at September 30, 2024. At September 30, 2024, short-term FHLB advances consisted of $16.0 million maturing in 2024 and other maturities of $5 million. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of September 30, 2024, is approximately $414.4 million.
At September 30, 2024, and December 31, 2023, the Bank had the ability to borrow $27.1 million and $22.4 million from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $34.7 million and $29.2 million as of September 30, 2024 and December 31, 2023, respectively. There were no related Federal Reserve borrowings outstanding as of September 30, 2024, or December 31, 2023.
The Bank maintains two unsecured federal funds purchased lines of credit with banking partners which total $70 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily, and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of September 30, 2024, or December 31, 2023. Additionally, we have a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
See Note 7, “Federal Home Loan Bank Advances and Other Borrowings” for more information.
Stockholders’ Equity. Stockholders’ equity was $180.1 million at September 30, 2024, compared to $173.3 million at December 31, 2023. The increase in stockholder’s equity was attributable to net income of $11.0 million for the nine-month period ended September 30, 2024, net unrealized gains of $3.5 million from the AFS securities portfolio reflected in accumulated other comprehensive income from December 31, 2023, partially offset by the annual cash dividend paid in February to common stockholders of $0.32 per share, or $3.3 million.
The Company repurchased 223 thousand shares of the Company’s common stock in the third quarter of 2024 at an average price of $12.91 per share. The Company repurchased 382 thousand shares of the Company’s common stock in the nine-month period ended September 30, 2024, at an average price of $12.32 per share. As of September 30, 2024, approximately 333 thousand shares remain available for repurchase under the July 2024 share repurchase authorization.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At September 30, 2024, our on-balance sheet liquidity ratio increased by 0.1% to 11.5% from the December 31, 2023, level.
There are no material customers or industry deposit concentrations. A decrease in deposits during January occurred as commercial customers decreased their cash balances to support the needs of their businesses. At September 30, 2024, the deposit portfolio composition was 56% consumer, 28% commercial, 12% public, and 4% brokered deposits compared to 54% consumer, 28% commercial, 12% public and 6% brokered deposits at December 31, 2023.
Uninsured and uncollateralized deposits were $267.1 million, or 18% of total deposits, at September 30, 2024, and $275.8 million, or 18% of total deposits, at December 31, 2023. Uninsured deposits alone, i.e., excluding fully secured government deposits, at September 30, 2024, were $413.6 million, or 27% of total deposits, and $427.5 million, or 28% of total deposits at December 31, 2023.
On-balance sheet liquidity collateralized new borrowing capacity and uncommitted federal funds borrowing availability was $718 million, or 269% of uninsured and uncollateralized deposits at September 30, 2024. At December 31, 2023, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $673.6 million, or 244% of uninsured and uncollateralized deposits.

Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Although $365.4 million of our $381.7 million (96%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $414.4 million available to borrow under this arrangement, supported by loan collateral as of September 30, 2024. We also had borrowing capacity of $27.1 million at the Federal Reserve Bank. The bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company has a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have formal brokered certificate lines of credit with counter parties at September 30, 2024, we believe that the Bank could access this market, which provides an additional potential source of liquidity, as evidenced by access to this market during the past four quarters. See Note 7, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Form 10-Q, for further detail.
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
Off-Balance Sheet Liabilities. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2024, the Company had approximately $147.9 million in unused loan commitments, compared to approximately $210.4 million in unused commitments as of December 31, 2023. In addition, there are $3.1 million of commitments for contributions of capital to an SBIC and an investment company at September 30, 2024. These commitments totaled $3.4 million at December 31, 2023.

Capital Resources. As of September 30, 2024, and December 31, 2023, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2024 (Unaudited)
Total capital (to risk weighted assets)	$226,597	15.0%	$120,814	> =	8.0%	$151,018	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,326	13.8%	90,611	> =	6.0%	120,814	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,326	13.8%	67,958	> =	4.5%	98,162	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,326	11.7%	71,173	> =	4.0%	88,966	> =	5.0%
As of December 31, 2023 (Audited)
Total capital (to risk weighted assets)	$228,092	14.6%	$124,883	> =	8.0%	$156,104	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,726	13.4%	93,662	> =	6.0%	124,883	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,726	13.4%	70,247	> =	4.5%	101,468	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,726	11.5%	72,479	> =	4.0%	90,599	> =	5.0%
At September 30, 2024, and December 31, 2023, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of September 30, 2024 (Unaudited)
Total capital (to risk weighted assets)	$231,825	15.3%	$120,972	> =	8.0%
Tier 1 capital (to risk weighted assets)	163,554	10.8%	90,729	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	163,554	10.8%	68,047	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	163,554	9.2%	71,173	> =	4.0%
As of December 31, 2023 (Audited)
Total capital (to risk weighted assets)	$230,160	14.7%	$124,883	> =	8.0%
Tier 1 capital (to risk weighted assets)	160,794	10.3%	93,662	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	160,794	10.3%	70,247	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	160,794	8.9%	72,479	> =	4.0%

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

The following table sets forth, at September 30, 2024 and December 31, 2023, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2024	At December 31, 2023

+300 bp	0%	0%
+200 bp	0%	0%
+100 bp	0%	0%
-100 bp	0%	0%
-200 bp	(2)%	(2)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2024, and December 31, 2023.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2024	At December 31, 2023

+300 bp	(11)%	(13)%
+200 bp	(7)%	(8)%
+100 bp	(4)%	(4)%
-100 bp	3%	4%
-200 bp	5%	7%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2024, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, at reaching a level of reasonable assurance.

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
(c)Issuer Purchases of Equity Securities.
On July 23, 2021, the Board of Directors adopted a share repurchase program, pursuant to which Citizens Community Bancorp, Inc. is authorized to repurchase 532,962 shares of its common stock, or approximately 5% of the outstanding shares on that date. During the quarter ended September 30, 2024, the remaining 43,159 shares were repurchased under this 2021 share repurchase program. On July 25, 2024, the Board of Directors authorized an additional stock repurchase program of 5% or 512,709 shares. During the quarter ended September 30, 2024, 180,046 shares were repurchased under this program. As of September 30, 2024, an additional 332,663 shares remain available for repurchase under the 2024 share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	555,868
August 1, 2024 - August 31, 2024	207,205	$12.89	207,205	348,663
September 1, 2024 - September 30, 2024	16,000	$13.25	16,000	332,663
Total	223,205	$12.91	223,205
Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

Item 6.EXHIBITS
(a) Exhibits

10.1	Business Note, dated August 1, 2024, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (filed herewith)
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: November 5, 2024	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: November 5, 2024	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer