Form 10-K
period 2024-12-31
Citizens Community Bancorp Inc.
filed 2025-03-13
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price as of June 30, 2024, was approximately $90.9 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At March 13, 2025 there were 9,989,536 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-K
December 31, 2024

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
•cybersecurity risks;
•adverse impacts on the regional banking industry and the business environment in which we operate;
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
•risks posed by acquisitions and other expansion opportunities, including difficulties and delays in integrating acquired business operations or fully realizing the cost savings and other benefits;
•restrictions on our ability to pay dividends;
•the potential volatility of our stock price;
•climate change;
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
In this Annual Report, the periods presented are the fiscal years ended December 31, 2024 (which we sometimes refer to in this Annual Report as “fiscal 2024”) and December 31, 2023 (which we sometimes refer to in this Annual Report as “fiscal 2023”).

PART 1
ITEM 1. BUSINESS
General
Citizens Community Bancorp, Inc. (the “Company”) is a Maryland corporation organized in 2004. The Company is a bank holding company and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and by the Federal Reserve Bank. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal N.A. (the “Bank”), and providing commercial, agricultural and consumer banking activities through the Bank. At December 31, 2024, we had approximately $1.749 billion in total assets, $1.488 billion in deposits, and $179.1 million in equity.
Citizens Community Federal N.A.
The Bank is a federally chartered National Bank serving customers in Wisconsin and Minnesota through 22 full-service branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one-to-four family residential mortgages.
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
Our total gross outstanding loans, before net deferred loan costs and unamortized discounts on acquired loans, as of December 31, 2024, were $1.372 billion, consisting of $1.081 billion in commercial/agricultural real estate loans, $146.7 million in C&I/agricultural operating loans, $135.3 million in residential mortgage loans and $9.0 million in consumer installment loans. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis” for further analysis of our loan portfolio.

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
Deposits. We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2024, our total deposits were $1.488 billion including interest bearing deposits of $1.235 billion and non-interest bearing deposits of $0.253 billion.
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
  Regulation and Supervision
The banking industry is highly regulated, and the Company and the Bank are subject to numerous laws and regulations. As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (the “FRB”). The Bank is also subject to regulation, supervision and examination by the OCC. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.
The following is a brief summary of material statutes and regulations that affect the Company and the Bank. The following summary is not a complete discussion or analysis and is qualified in its entirety by reference to the statutes and regulations summarized below. The laws and regulations applicable to the Company and the Bank are subject to change.
The likelihood and timing of any changes, and the impact such changes may have on the Company and the Bank, are difficult to predict, including any changes resulting from changes in the U.S. presidential administration and U.S. Congress. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to the Company or the Bank. All of the foregoing may have a material adverse effect on our business, operations, and earnings.

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
Sarbanes-Oxley Act
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
Section 404 of SOX requires management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting. If the Company were to be classified as an “accelerated filer” rather than a “non-accelerated filer,” which we believe is probable in 2025, then we would become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act. Section 404(b) requires that an independent registered public accounting firm provide an attestation report on the Company’s internal control over financial reporting and the operating effectiveness of these controls, making the public reporting process more costly.
Federal Banking Regulation
Federal banking institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable statutes and by the regulations and policies of various bank regulatory agencies, including our primary regulator, the Federal Reserve, and the Bank’s primary regulator, the OCC, as well as the FDIC, as the insurer of our deposits. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of federal banking institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically significant financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

(“Regulatory Relief Act”) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. In 2022, the Company adopted a clawback policy that is consistent with Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended, and the listing standards adopted by the Nasdaq Stock Market, as mandated by the Dodd-Frank Act.
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

Federal law restricts the amount of voting stock of a bank holding company or a bank that a person or group may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act (“CBCA”) and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. The CBCA prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, the CBCA prohibits any entity from acquiring 25% (the BHCA has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. The Board of Governors of the Federal Reserve has clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. Such rule established four categories of tiered presumptions of non-control that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of non-control. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily being deemed to have a controlling influence.
Late in the preceding administration, the standards by which bank and financial institution acquisitions would be evaluated underwent change by the OCC, FDIC and Department of Justice (“DOJ”), but not the Federal Reserve. These review and changes were incorporated into non-binding guidance. The DOJ withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to its 2023 Merger Guidelines. The DOJ clarified that it will assess competition considerations in connection with bank and bank holding company mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and the 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and bank holding company mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches. Whether and how the guidance might be further changed or interpreted by the new administration is uncertain.
Pause on Major Federal Reserve Rulemaking
On February 28, 2025, Michael Barr stepped down as vice chair of supervision of the Federal Reserve. The Federal Reserve stated that it will not issue any major rulemaking until a new vice chair for supervision is confirmed by the U.S. Senate.
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
Privacy Restrictions
The Gramm-Leach-Bliley Act of 1999 (“GLBA”), in addition to making changes to permissible non-banking activities in which banks are permitted to engage, also requires financial institutions in the U.S. to provide certain privacy disclosures to customers and consumers, to comply with certain restrictions on sharing and usage of personally identifiable information, and to implement and maintain commercially reasonable customer information safeguarding standards. In addition to the GLBA, we are, or may become in the future, subject to a variety of complex and evolving laws, regulations, rules and standards regarding privacy and cybersecurity. Privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules and standards being frequently adopted and potentially subject to divergent interpretation or application in a manner that may create inconsistent or conflicting requirements for businesses.
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
Deposit Insurance. The deposits of the Bank are insured by the DIF of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The current maximum per depositor FDIC insurance amount is $250,000. The FDIC applies a risk-based system for setting deposit insurance assessments. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In addition to deposit insurance assessments, the FDIC is authorized to collect assessments from FDIC insured depository institutions to service the outstanding obligations of Financing Corporation (FICO).
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago based on activity and membership requirements. As of December 31, 2024, the Bank had $3.9 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock.
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
In October 2023, the Federal Reserve, FDIC and OCC issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessment areas with which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the bank in its assessment areas, new methods of calculating credit for lending, investment and service activities and additional data collection and reporting requirements. The rule was originally intended to take effect on April 1, 2024, with most of the provisions becoming applicable on January 1, 2026, and reporting of the collected data would not be required until 2027.
Several banking industry groups filed a lawsuit seeking to invalidate the final rule, in which they argued that the agencies exceeded their statutory authority in adopting it. In March 2024, a preliminary injunction was granted that provides a day-for-day extension for each day the injunction remains in place. The court’s decision granting a preliminary injunction is on appeal to the U.S. Court of Appeals for the Fifth Circuit. Uncertainty consequently remains around the actual implementation date, as well as around which elements of the final rule may be implemented.
Consumer Compliance and Fair Lending Laws. The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Patriot Act, BSA, the Foreign Account Tax Compliance Act, CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of the Dodd-Frank Act. The enforcement of fair lending laws has been an increasing area of focus for regulators, including the OCC.
Enforcement Authority
The federal banking agencies have broad authority to issue orders to depository institutions and their holding companies prohibiting activities that constitute violations of law, rule, regulation or administrative order, or that represent unsafe or unsound banking practices, as determined by the federal banking agencies. The federal banking agencies also are empowered to require affirmative actions to correct any violations or practice; issue administrative orders that can be judicially enforced; direct increases in capital; limit dividends and distributions; restrict growth; assess civil money penalties against institutions or individuals who violate any laws, regulations, orders or written agreements with the agencies; order termination of certain activities of holding companies or their non-bank subsidiaries; remove officers and directors; order divestiture of ownership or control of a non-banking subsidiary by a holding company; or terminate deposit insurance and appoint a conservator or receiver.
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
At March 13, 2025, we had 207 full-time employees and 232 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.
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
RISKS RELATED TO ECONOMIC CONDITIONS
Our business may be adversely affected by conditions in the financial markets and economic conditions generally. We operate primarily in the Wisconsin and Minnesota markets. As a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. In addition, our business is susceptible to broader economic trends within the United States economy. Economic conditions have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, tariffs, unemployment, changes in securities markets, rate cuts by the Federal Reserve, changes in housing market prices, geopolitical uncertainties, natural disasters, pandemics and election outcomes or other factors could impact economic conditions and, in turn, could have a material adverse effect on our financial condition and results of operations.
Inflation may have an adverse impact on our business and on our customers. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate as of December 2024 was 2.9% measured by consumer price index. Inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us or the willingness of businesses to take loans with us.
Geopolitical tensions, including current or anticipated impact of military conflicts, could adversely affect general economic industry conditions. Geopolitical tensions may affect our earnings. Adverse economic conditions may result from a variety of factors including domestic and global economic and political developments, including civil unrest, terrorism, foreign investment restrictions, various political or military action, such as the armed conflict between Ukraine and Russia and corresponding sanctions imposed by the United States and other countries or the conflict in Israel and the surrounding areas, geopolitical events (including China-Taiwan and U.S.-China relations), and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.
We are subject to higher lending risks with respect to our commercial and agricultural banking activities which could adversely affect our financial condition and results of operations. Our loans include commercial and agricultural loans, which include loans secured by real estate as well as loans secured by personal property. Commercial real estate lending, including agricultural loans, typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Agricultural operating loans carry significant risks as they may involve larger balances concentrated with a single borrower or group of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan for which an operating loan is utilized. Farming operations may be affected by factors outside of the borrower’s control, including adverse weather conditions, such as drought, hail or floods that can severely limit crop yields and declines in market prices for agricultural products. Furthermore, severe weather events such as catastrophic fire, tornado, or other events could impact the markets that we serve and adversely impact our customers, such as hindering our borrowers’ ability to timely repay their loans and diminish the value of the collateral held by us. Although the Bank manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks will not materialize, in which event, our financial condition, results of operations, cash flows and business prospects could be materially adversely affected.
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
Although, to date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations, the continued uncertain global economic environment, the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, nation-state supported actors, activists and other external parties. Additionally, the techniques used by cyber criminals change frequently, may not be recognized until launched (or may evade detection for considerable time), can be initiated from a variety of sources, and may increase in frequency and effectiveness by the use of artificial intelligence. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Our ability to maintain, timely update and replace systems can become more challenging as the speed, frequency, volume, interconnectivity and complexity of the information on these systems increases. Furthermore, the storage and transmission of such data is regulated at the federal and state level. Increasing privacy information security laws and regulation changes, and compliance therewith, may result in cost increases due to system changes and the development of new administrative processes. If we fail to comply with applicable laws and regulations or experience a data security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, our reputation could be damaged, possibly resulting in lost future business, and we could be subject to fines, penalties, administrative orders and other legal risks as a result of a breach or non-compliance. Additionally risks could arise in connection with any failure, or perceived failure, to timely or sufficiently update or expand our privacy notices and policies to be fully compliant with quickly evolving state privacy requirements, and any failure to sufficiently respond to, or respond in a sufficiently timely manner to, consumer rights and other requests exercised under such state privacy laws, in each case to the extent they are applicable to us.
The impact of larger or similar-sized financial institutions encountering financial difficulties may adversely affect the Company's business, earnings and financial condition.
The Company is exposed to the risk that when a peer financial institution experiences financial difficulties, there could be an adverse impact on the regional banking industry and the business environment in which it operates. The bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California during the first and second quarters of 2023 have caused a degree of concern and uncertainty in the investor community and among bank customers generally. Uncertainty may be compounded by the reach and depth of media attention and its ability to disseminate concerns about these types of events. This public uncertainty and concern could potentially affect the Bank despite its relatively high percentage of deposits (82% as of December 31, 2024) that are either insured or collateralized and its balance sheet liquidity and collateralized borrowing capacity being well in excess of the uninsured deposit balances. While the Company does not believe that the circumstances of these three banks' failures are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry, including the Company. The Company will continue to monitor the ongoing events concerning these three banks as well as any future potential bank failures and volatility within the banking industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.
We are subject to interest rate risk. Through our banking subsidiary, the Bank, our profitability depends in large part on our net interest income, which is the difference between interest earned from interest earning assets, such as loans and mortgage-backed securities, and interest paid on interest bearing liabilities, such as deposits and borrowings. Our net interest income has been, and will continue to be, adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increase faster than the interest earned on loans and investments. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time due to many factors that are beyond our control, including but not limited to: general economic conditions and government policy decisions, especially policies of the Federal Reserve Bank. Accordingly, our results of operations, like those of other financial institutions, are, and have been, impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk. In particular, reduced interest rates negatively impact our results of operations.
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
Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At December 31, 2024, $142.9 million of our securities, were classified as available-for-sale (AFS) and $85.5 million were classified as held to maturity (“HTM”). The estimated fair value of our AFS securities portfolio may increase or decrease depending on market conditions. Our AFS securities portfolio is comprised of fixed-rate, and to a lesser extent, floating rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our AFS securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio due to interest rate changes will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities.
We conduct a periodic review and evaluation of our securities portfolio to determine if the decline in the fair value of any security below its cost basis is due to credit impairment. Factors which we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be due to credit impairment, an allowance for credit losses(“ACL”) will be established.
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
Customers may decide not to use banks to complete their financial transactions, which could result in a loss of income to us. Technology and other changes are allowing customers to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, customers can now pay bills and transfer funds directly without going through a bank. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits. Additionally, customers may decide to remove money from accounts with us in favor of other banks or other types of cash management products, such as emerging financial technologies, including digital wallets, non-fungible tokens and digital currencies and cryptocurrencies.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance. We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected. Additionally, we are subject to reputational risk associated with environmental, social and governance, issues – including different perspectives on the meaning of these issues. Such differing perspectives may expose us to increased scrutiny and criticism.
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
Future growth, operating results or regulatory requirements may require us to raise additional capital but that capital may not be available. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To the extent our future operating results erode capital or we elect to expand through loan growth, we may be required to raise additional capital.
Furthermore, our strategy includes growth through acquisition. Such expansion may also require us to raise additional capital which will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed or if we are subject to material unfavorable terms for such capital, we may be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These actions could negatively impact our ability to operate or further expand our operations and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our consolidated financial condition and results of operations.
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
Our growth strategy includes selectively acquiring businesses through acquisitions of other banks, and our ability to consummate these acquisitions on economically advantageous terms acceptable to us in the future is unknown. Our growth strategy includes acquisitions of other banks that serve customers or markets we find desirable. The market for acquisitions remains highly competitive, and we may be unable to find satisfactory acquisition candidates in the future that fit our acquisition and growth strategy. This competition could increase prices for potential acquisitions that we believe are attractive. Any such acquisitions could be funded through cash from operations, the issuance of equity and/or the incurrence of additional indebtedness, which amount may be material, or a combination thereof. Any acquisition could be dilutive to our earnings and stockholders’ equity per share of our common stock. Also, acquisitions are subject to various regulatory approvals. Regulatory approval is required for acquisitions we seek to consummate. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. If we are unable to find suitable acquisition candidates, this component of our growth strategy may be lost.
Acquisition and expansion activities may disrupt our business, dilute existing stockholders and adversely affect our operating results. We seek to expand through acquisition and are evaluating potential acquisitions and expansion opportunities in the normal course of our business. We cannot assure you that we will be able to adequately or profitably manage the ongoing integration of any future acquisitions. Acquiring other banks or financial service companies, as well as other geographic and product expansion activities, involve various risks including:
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
Our failure to execute our acquisition growth strategy could adversely affect our business, results of operations, financial condition and future prospects.
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
Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. There are approximately 9.6 million shares of our common stock held by nonaffiliates as of March 13, 2025. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile, which may make it difficult for investors to resell shares at the volume, prices and times desired. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.
Climate change manifesting as physical or transition risks could adversely affect our operations, businesses, and customers. There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, and more frequent and prolonged drought. Under medium or longer-term scenarios, such events, if uninterrupted or unaddressed, could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or supervisory expectations or taxes, could increase our expenses and undermine our strategies. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects, in the absence of mitigation and/or transition measures, associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
REGULATORY AND COMPLIANCE RISKS
We operate in a highly regulated environment, and are subject to changes, which could increase our cost structure or have other negative impacts on our operations. The banking industry is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. We are also subject to regulation by the SEC. Our compliance with these regulations, including compliance with regulatory commitments, is costly. Regulation includes, among other things, capital and reserve requirements, the level of deposit insurance premiums assessed, permissible investments and lines of business, mergers and acquisitions, restrictions on transactions with insiders and affiliates, anti-money laundering regulations, dividend limitations, community reinvestment requirements, limitations on products and services offered, loan limits, geographical limits, and consumer credit regulations. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the DIF, our depositors and the public, rather than our stockholders. The election of a new President together with changes in the membership of Congress, including change in control of the Senate, will likely lead to changes in the laws or policies applicable to us and the agencies that regulate us. Further, some of the laws and regulations finalized in the prior administration that are applicable to financial institutions are subject to ongoing litigation creating further uncertainty. Additionally, different approaches to regulation by different jurisdictions, including potentially conflicting state-level regulation, could increase compliance costs or risks of non-compliance. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums could have a material impact on our operations. Failure to comply with applicable laws, regulations or policies could result in sanction by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, consolidated financial condition and results of operations. In addition, any change in government regulation could have a material adverse effect on our business or our ability to pay dividends.
Federal law restricts the amount of voting stock of a bank holding company or a bank, that a person or group may acquire, without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. Under the BHCA and Federal Reserve guidance thereunder, a person or group will be presumed to control a bank holding company if they acquire a certain percentage of the bank holding company or if one or more other control factors are present. The Board of Governors of the Federal Reserve clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The rule established four categories of tiered presumptions of non-control that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of non-control. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily being deemed to have a controlling influence. The overall effect of the BHCA is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, stockholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other non-bank companies. Investors should be aware of these requirements when acquiring shares of our stock.

Our reporting obligations as a public company are costly. Reporting requirements of a public company change depending on the reporting classification in which the Company falls as of the end of its second quarter of each fiscal year. The Company is currently a “smaller reporting company” which allows us to provide certain simplified and scaled disclosures in our filings. We will remain a smaller reporting company for so long as the market value of the Company’s common stock held by non-affiliates as of the end of its most recently completed second fiscal quarter is less than $250 million, or as of the same period the Company’s annual revenues are less than $100 million and its public float is less than $700 million. In addition, the Company is currently considered a “non-accelerated filer” and will maintain that status for so long as the Company’s annual revenues are less than $100 million, and its public float is more than $75 million but less than $700 million. If the Company were to be classified as an “accelerated filer” rather than a “non-accelerated filer,” which we believe is probable in 2025, then we would become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act. Section 404(b) requires that an independent registered public accounting firm provide an attestation report on the Company’s internal control over financial reporting and the operating effectiveness of these controls, making the public reporting process more costly.
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

ITEM 2. PROPERTIES
The Company leases its main administrative offices located at 2174 EastRidge Center, Eau Claire, WI 54701. At December 31, 2024, the Bank had a total of 22 full-service branch offices located in the Wisconsin cities of Altoona, Barron, Eau Claire, Ellsworth, Ettrick, La Crosse, Ladysmith, Lake Hallie, Mondovi, Osseo, Rice Lake, Spooner, Strum and
Tomah (2); and the Minnesota cities of Albert Lea, Blue Earth, Fairmont, Faribault, Mankato, Oakdale, and Wells. Of these, the Bank owns 19 and leases the remaining 3 branch offices. Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs. For more information on our properties and equipment, see Note 5, Office Properties and Equipment of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information on our leases, see Note 7, Leases of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, the Company and/or the Bank occasionally become involved in various legal proceedings. While the outcome of any such proceeding cannot be predicted with certainty, in our opinion, we believe that any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
ITEM 4. MINE SAFETY DISCLOSURES
None
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Historically, trading in shares of our common stock has been limited. Citizens Community Bancorp, Inc. common stock is traded on the NASDAQ Global Market under the symbol “CZWI”.
We had approximately 532 stockholders of record at March 13, 2025. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
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

Purchases of Equity Securities by the Issuer
On July 25, 2024, the Board of Directors authorized a stock repurchase program of 5% of the outstanding shares on that date or 512,709 shares. As of the beginning of the quarter ended December 31, 2024, 332 thousand shares were available for purchase under the 2024 share repurchase program. During the quarter ended December 31, 2024, 94 thousand shares were repurchased under the program. As of December 31, 2024, an additional 238 thousand shares remain available for repurchase under the 2024 share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	—	332,663
November 1, 2024 - November 30, 2024	93,894	$14.55	93,894	238,769
December 1, 2024 - December 31, 2024	—	$—	—	238,769
Total	93,894	$14.55	93,894

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our results of operations for the year ended December 31, 2024 and December 31, 2023, and our financial position as of December 31, 2024 and December 31, 2023, respectively. The MD&A should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this Annual Report on Form 10-K for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended December 31, 2024 and December 31, 2023.
PERFORMANCE SUMMARY
The following is a summary of some of the significant factors that affected our operating results for the twelve months ended December 31, 2024, compared to the same 2023 period. In 2024, net interest income decreased $1.9 million, primarily due to the ongoing impact of higher short-term interest rates on the Bank’s liability-sensitive balance sheet, i.e., higher deposit costs, with growth in higher-cost money market accounts and certificates, along with increased borrowing costs, partially offset by higher asset yields. The Company recorded a $3.175 million negative provision for credit losses largely due to the impact of improving forecasted future economic conditions, as forecasted by Moody’s, who the Company utilizes for economic forecasts and the impact of balance sheet optimization, which resulted in loan portfolio shrinkage. The $0.475 million of negative provision for credit losses in 2023 was largely due to net recoveries of $0.451 million. Non-interest income for the twelve months ended December 31, 2024, compared to the same period in 2023 decreased approximately $150 thousand. This decrease was largely due to losses on equity securities, largely offset by higher gain on sale of loans, due to an approximate equal increase in SBA gains and mortgage gains and an increase in loan fees and service charges primarily due to higher fees collected on loan payoffs. Non-interest expense increased approximately 5% or $2.2 million primarily due to a $1.6 million increase in compensation due to higher incentive compensation and merit increases.
When comparing year-over-year results, changes in net interest income, provision for credit losses, non-interest income and non-interest expense are primarily due to the items discussed above. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in the tables set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
We reported net income of $13.75 million for the twelve months ended December 31, 2024, compared to net income of $13.06 million for the twelve months ended December 31, 2023. Diluted earnings per share were $1.34 for the twelve months ended December 31, 2024, compared to $1.25 for the twelve months ended December 31, 2023. Return on average assets for the twelve months ended December 31, 2024, was 0.76%, compared to 0.71% for the twelve months ended December 31, 2023. The return on average equity was 7.84% for the twelve months ended December 31, 2024, and 7.87% for the comparable period in 2023.
The Company utilized a balance sheet optimization strategy in 2024, which resulted in the runoff of non-strategic loan relationship with the proceeds used to reduced more expensive borrowings and wholesale deposits.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. Below is a discussion of our critical accounting estimates.
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

Allowance for Credit Losses - Loans. We maintain an allowance for credit losses to absorb probable and inherent losses in our loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated lifetime losses in our loan portfolio. In evaluating the level of the allowance for credit losses, we consider the types of loans and the amount of loans in our loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, prevailing economic conditions and other relevant factors determined by management. We follow all applicable regulatory guidance, including the “Interagency Policy Statement on Allowances for Credit losses,” issued by the Office of the Comptroller of the Currency, Department of the Treasury, Board of Governors of the Federal Reserve, Federal Deposit Insurance Corporation, and National Credit Union Administration. We believe that the Bank’s Allowance for Credit Losses Policy conforms to all applicable regulatory requirements. However, based on periodic examinations by regulators, the amount of the allowance for credit losses recorded during a particular period may be adjusted.
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

STATEMENT OF OPERATIONS ANALYSIS
Twelve months ended December 31, 2024 vs. Twelve months ended December 31, 2023
Net Interest Income. Net interest income represents the difference between the dollar amount of interest earned on interest bearing assets and the dollar amount of interest paid on interest bearing liabilities. The interest income and expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.
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
Net interest income was $46.5 million for 2024 compared to $48.3 million for 2023. The decrease, overall, is largely due to the impact of higher short-term interest rates which, with the Company’s liability sensitive balance sheet (See Market Risk Section of the MD&A), resulted in higher deposit costs due to customer retention strategies and increased borrowing costs on FHLB advances These decreases to net interest income were partially offset by increases in loan yields due to contractual repricing and coupons on new loans.
The net interest margin for 2024 was 2.73% compared to 2.81% for 2023. The decrease in the net interest margin was due to higher deposit and borrowing costs. The decrease was partially offset by increases in loan yields.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest earning assets on a tax-equivalent basis, rates paid on interest bearing liabilities and the resultant spread at December 31, 2024 and December 31, 2023. Non-accruing loans average balances are included in the table with the loans carrying a zero yield.

	Twelve months ended December 31, 2024			Twelve months ended December 31, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$20,864	$1,150	5.51%	$18,469	$1,010	5.47%
Loans receivable	1,430,631	79,738	5.57%	1,430,035	73,577	5.15%
Interest bearing deposits	—	—	—%	63	1	1.59%
Investment securities	238,851	7,977	3.34%	257,020	8,606	3.35%
Other investments	12,816	750	5.85%	16,274	1,054	6.48%
Total interest earning assets	$1,703,162	$89,615	5.26%	$1,721,861	$84,248	4.89%
Average interest bearing liabilities:
Savings accounts	$171,069	$1,684	0.98%	$200,087	$1,427	0.71%
Demand deposits	353,107	8,083	2.29%	359,866	6,727	1.87%
Money market accounts	371,909	11,725	3.15%	306,020	6,976	2.28%
CD’s	366,634	16,493	4.50%	317,376	10,619	3.35%
Total deposits	$1,262,719	$37,985	3.01%	$1,183,349	$25,749	2.18%
FHLB advances and other borrowings	99,731	5,156	5.17%	208,373	10,150	4.87%
Total interest bearing liabilities	$1,362,450	$43,141	3.17%	$1,391,722	$35,899	2.58%
Net interest income		$46,474			$48,349
Interest rate spread			2.09%			2.31%
Net interest margin			2.73%			2.81%
Average interest earning assets to average interest bearing liabilities			1.25			1.24

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate variances were discussed previously above. Volume variances for the twelve months ended December 31, 2024 compared to the same period in 2023 are: (1) lower investment securities average balances in 2024, as principal repayments on the lower yielding investment security portfolio were not being reinvested, (2) higher average balances in money market and CD’s in 2024 compared to 2023, which resulted in being able to reduce higher cost FHLB advances and borrowing in 2024 compared to 2023.

	Twelve months ended December 31, 2024 v. 2023 increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$132	$8	$140
Loans receivable	31	6,130	6,161
Interest bearing deposits	(1)	—	(1)
Investment securities	(607)	(22)	(629)
Other investments	(208)	(96)	(304)
Total interest earning assets	$(653)	$6,020	$5,367
Interest expense:
Savings accounts	$(231)	$488	$257
Demand deposits	(129)	1,485	1,356
Money market accounts	1,684	3,065	4,749
CD’s	1,807	4,067	5,874
Total deposits	3,131	9,105	12,236
FHLB advances and other borrowings	(5,599)	605	(4,994)
Total interest bearing liabilities	(2,468)	9,710	7,242
Net interest income	$1,815	$(3,690)	$(1,875)

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
Total benefit, i.e., negative provision, for credit losses for the twelve months ended December 31, 2024, was $3.175 million, compared to negative provision of $0.475 million for the twelve months ended December 31, 2023. The Company’s $3.175 million negative provision for credit losses in 2024 was largely due to the impact of improving forecasted future economic conditions by Moody’s, who the Company utilizes for economic forecasts and the impact of balance sheet optimization, which resulted in loan portfolio shrinkage. The $0.475 million of negative provision for credit losses in 2023 was largely due to net recoveries of $0.451 million

Continued improving economic conditions in our markets, as evidenced by unemployment rates below the national average in our two largest population centers, have resulted in good overall economic trends for businesses.
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
Non-Interest Income. The following table reflects the various components of non-interest income for 2024 and 2023, respectively.

	Twelve months ended December 31,		Change from prior year
	2024	2023	2024 over 2023
Non-interest Income:
Service charges on deposit accounts	$1,924	$1,949	(1.28)%
Interchange income	2,247	2,324	(3.31)%
Loan servicing income	2,271	2,218	2.39%
Gain on sale of loans	2,216	1,692	30.97%
Loan fees and service charges	996	432	130.56%
Net realized gains on debt securities	—	12	(100.00)%
Net (losses) gains on equity securities	(856)	447	(291.50)%
Bank Owned Life Insurance (BOLI) death benefit	184	—	N/M
Other	1,125	1,176	(4.34)%
Total non-interest income	$10,107	$10,250	(1.40)%
N/M means not meaningful
The increase in gain on sale of loans for the twelve months ended December 31, 2024, compared to the same period in 2023 is due to an approximately equal increase in SBA loans sold and higher mortgage gains.
The increase in loan fees and services charges for the twelve months ended December 31, 2024, compared to the same period in 2023 is primarily due to higher fees collected due to loan payoffs.
The decrease in net gains on equity securities for the twelve months ended December 31, 2024, compared to the same period in 2023 is primarily due to the change in valuations of equity securities.
The increase in Bank Owned Life Insurance death benefit or the twelve months ended December 31, 2024, compared to the same period in 2023 BOLI is due to the passing of an employee in 2024.

Non-Interest Expense. The following table reflects the various components of non-interest expense for 2024 and 2023.

	Twelve months ended December 31,		% Change From prior year
	2024	2023	2024 over 2023
Non-interest Expense:
Compensation and related benefits	$22,741	$21,106	7.75%
Occupancy	5,159	5,431	(5.01)%
Data processing	6,530	5,951	9.73%
Amortization of intangible assets	715	755	(5.30)%
Mortgage servicing rights expense, net	534	615	(13.17)%
Advertising, marketing and public relations	793	734	8.04%
FDIC premium assessment	798	812	(1.72)%
Professional services	1,763	1,524	15.68%
(Losses) gains on repossessed assets, net	294	62	374.19%
Other	2,979	3,152	(5.49)%
Total non-interest expense	$42,306	$40,142	5.39%
Non-interest expense (annualized) / Average assets	2.34%	2.19%
Compensation expense increased for the twelve months ended December 31, 2024, compared to the same period in 2023 largely due to higher incentive compensation and merit increases.
Data processing expense increased for the twelve months ended December 31, 2024, compared to the same period in 2023 largely due to several 2024 projects which will increase efficiencies of operations in future years.
Mortgage servicing rights expense, net decreased for the twelve months ended December 31, 2024, compared to the same period in 2023 due to lower amortization resulting from lower forecasted prepayments and the impact of a lower balance of loans serviced for others.
Professional fees increased for the twelve months ended December 31, 2024, compared to the same period in 2023 largely due to higher audit and consulting fees.
The decrease in other expenses for the twelve months ended December 31, 2024, compared to the same period in 2023 is primarily due to lower loan origination costs due to lower loan volumes in 2024.
Income Taxes. Income tax provision was $3.7 million in 2024 compared to $5.9 million for 2023. The 2024 effective tax rate was 21.2% compared to 31.0% 2023. The Wisconsin state budget, signed by Governor Evers on July 5, 2023, provides financial institutions with a tax exemption on income earned on Wisconsin commercial and agricultural loans up to $5 million retroactive to January 1, 2023. This change reduced the Company’s 2023 Wisconsin state income tax rate and thus, its overall effective tax rate. However, this benefit was offset by a one-time tax expense of $1.8 million reflecting the impact of the lower 2023 Wisconsin state tax rate on the future realization of existing net deferred tax assets, with the charge creating a Wisconsin state tax valuation allowance. In addition, the impact of the New Market Tax Credit investment depletion, now being included in income tax expense, increased the income tax rate, while lower pre-tax income reduced current period income tax expense. In addition, lower pre-tax income reduced tax expense by approximately $0.4 million.
Income tax expense recorded in the accompanying Consolidated Statements of Operations involves interpretation and application of certain accounting pronouncements and federal and state tax codes and is, therefore, considered a critical accounting policy. We undergo examinations by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or the amount of the valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. As noted above, a Wisconsin income tax valuation allowance was created due to the Wisconsin budget law change, resulting in reduction of the realization of Wisconsin deferred tax assets.

BALANCE SHEET ANALYSIS
Total assets decreased by $102.9 million to $1.75 billion at December 31, 2024, from $1.85 billion at December 31, 2023.
Cash and Cash Equivalents. Cash and cash equivalents increased from $37.1 million at December 31, 2023, to $50.2 million at December 31, 2024, largely due to an increase in interest-bearing balances.
Investment Securities. We manage our securities portfolio to provide liquidity, manage interest rate risk, and enhance income. Our investment portfolio is comprised of securities available-for-sale (“AFS”) and securities held to maturity (“HTM”).
Securities AFS (recorded at fair value), which represent the majority of our investment portfolio, decreased to $142.9 million at December 31, 2024, compared with $155.7 million at December 31, 2023. This decrease is due to principal repayments and maturities, partially offset by the increase in CRA mortgage-backed securities of $2.8 million and lower unrealized losses of $1.1 million.
Securities held to maturity decreased to $85.5 million at December 31, 2024, compared to $91.2 million at December 31, 2023. The decrease was largely due to principal repayments. The unrealized loss on the held to maturity portfolio increased by $1.9 million during the year to $19.8 million at December 31, 2024.
The amortized cost and market values of our investment securities by asset categories as of the dates indicated below were as follows:

Available-for-sale securities	Amortized Cost	Fair Value
December 31, 2024
U.S. government agency obligations	$13,853	$13,753
Mortgage-backed securities	87,762	68,386
Corporate debt securities	44,931	41,716
Asset-backed securities	19,058	18,996
Total available-for-sale securities	$165,604	$142,851

December 31, 2023
U.S. government agency obligations	$16,655	$16,576
Mortgage-backed securities	91,091	73,480
Corporate debt securities	47,158	41,174
Asset-backed securities	24,840	24,513
Total available-for-sale securities	$179,744	$155,743

Held to maturity securities	Amortized Cost	Fair Value
December 31, 2024
Obligations of states and political subdivisions	$500	$478
Mortgage-backed securities	85,004	65,144
Total held-to-maturity securities	$85,504	$65,622

December 31, 2023
Obligations of states and political subdivisions	$600	$565
Mortgage-backed securities	90,629	72,697
Total held to maturity securities	$91,229	$73,262

The amortized cost and fair values of our investment securities by maturity, as of December 31, 2024 were as follows:

Available-for-sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,526	$4,487
Due after one year through five years	8,652	8,715
Due after five years through ten years	41,380	38,033
Due after ten years	23,284	23,230
Total securities with contractual maturities	77,842	74,465
Mortgage-backed securities	87,762	68,386
Total available-for-sale securities	$165,604	$142,851

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$100
Due after one year through five years	400	378
Due after five years through ten years	—	—
Total securities with contractual maturities	500	478
Mortgage-backed securities	85,004	65,144
Total held-to-maturity securities	$85,504	$65,622
The amortized cost and fair values of our investment securities by maturity, as of December 31, 2023 were as follows:

Available-for-sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	13,986	13,703
Due after five years through ten years	45,549	39,701
Due after ten years	29,118	28,859
Total securities with contractual maturities	88,653	82,263
Mortgage-backed securities	91,091	73,480
Total available-for-sale securities	$179,744	$155,743

Held to maturity securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$100
Due after one year through five years	500	465
Due after five years through ten years	—	—
Total securities with contractual maturities	600	565
Mortgage-backed securities	90,629	72,697
Total held-to-maturity securities	$91,229	$73,262

The following tables show the fair value and gross unrealized losses of securities with unrealized losses, as of the dates indicated below, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Available-for-sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
U.S. government agency obligations	$5,472	$25	$3,334	$103	$8,806	$128
Mortgage-backed securities	2,732	112	65,654	19,264	68,386	19,376
Corporate debt securities	—	—	36,806	3,326	36,806	3,326
Asset-backed securities	939	1	12,210	104	13,149	105
Total available-for-sale securities	$9,143	$138	$118,004	$22,797	$127,147	$22,935

December 31, 2023
U.S. government agency obligations	$3,776	$5	$3,627	$151	$7,403	$156
Mortgage-backed securities	—	—	73,476	17,611	73,476	17,611
Corporate debt securities	3,350	76	35,916	5,914	39,266	5,990
Asset-backed securities	3,348	22	20,008	317	23,356	339
Total available-for-sale securities	$10,474	$103	$133,027	$23,993	$143,501	$24,096

Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not due to credit impairment. Management has determined that the Company neither intends to sell, nor will it be required to sell each debt security before its anticipated recovery, and therefore recovery of cost will occur.

The composition of our investment securities portfolio by credit rating as of the periods indicated below was as follows:

	December 31,		December 31,
	2024		2023
Available-for-sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$94,327	$74,910	$98,977	$81,351
AAA	7,210	7,148	9,695	9,508
AA	19,136	19,077	23,913	23,709
A	5,950	5,620	8,200	7,292
BBB	38,981	36,096	38,959	33,883
Non-rated	—	—	—	—
Total available for sale securities	$165,604	$142,851	$179,744	$155,743

	December 31,		December 31,
	2024		2023
Held to maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$85,004	$65,144	$90,629	$72,697
AAA	—	—	—	—
AA	—	—	—	—
A	500	478	600	565
Total	$85,504	$65,622	$91,229	$73,262
At December 31, 2024, the Bank pledged certain of its mortgage-backed securities with a carrying value of $34.0 million as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2024, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2024, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.3 million and mortgage-backed securities with a carrying value of $1.8 million as collateral against specific municipal deposits. As of December 31, 2024, the Bank also has mortgage-backed securities with a carrying value of $0.1 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
Loans. Total loans outstanding, net of deferred loan fees and costs, decreased to $1.37 billion at December 31, 2024, from $1.46 billion at December 31, 2023.
The Company’s planned balance sheet optimization resulted in the runoff of largely non-strategic loans.

The following table reflects the composition, or mix, of our loan portfolio at December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial/Agricultural real estate:
Commercial real estate	$709,018	51.8%	$750,531	51.4%
Agricultural real estate	73,130	5.3%	83,350	5.7%
Multi-family real estate	220,805	16.1%	228,095	15.6%
Construction and land development	78,489	5.7%	110,941	7.6%
Residential mortgage:
Residential mortgage	132,341	9.7%	129,021	8.8%
Purchased HELOC loans	2,956	0.2%	2,880	0.2%
Total real estate loans	1,216,739	88.8%	1,304,818	89.3%
C&I/Agricultural operating and Consumer installment loans:
C&I/Agricultural operating:
Commercial and industrial ("C&I")	115,657	8.4%	121,666	8.3%
Agricultural operating	31,000	2.3%	25,691	1.8%
Consumer installment:
Originated indirect paper	3,970	0.4%	6,535	0.5%
Other consumer	5,012	0.4%	6,187	0.4%
Total C&I/Agricultural operating and Consumer installment loans	155,639	11.5%	160,079	11.0%
Gross loans	1,372,378	100.3%	1,464,897	100.3%
Unearned net deferred fees and costs and loans in process	(2,547)	(0.2)%	(2,900)	(0.2)%
Unamortized discount on acquired loans	(850)	(0.1)%	(1,205)	(0.1)%
Total loans (net of unearned income and deferred expense)	1,368,981	100.0%	1,460,792	100.0%
Allowance for credit losses	(20,549)		(22,908)
Total loans receivable, net	$1,348,432		$1,437,884

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. As illustrated above, at December 31, 2024, the largest loan concentration we identified was commercial real estate loans which comprised 52% of our total loan portfolio. Approximately 89% of our total gross loans are secured by real estate.

The following table sets forth, as of December 31, 2024 and December 31, 2023 respectively the fixed and adjustable-rate loans in our loan portfolio:

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate loans:
Commercial/Agricultural real estate	$426,840	31.2%	$457,931	31.3%
Residential mortgage	37,691	2.8%	44,740	3.1%
Total fixed rate real estate loans	464,531	34.0%	502,671	34.4%
Non-real estate loans:
C&I/Agricultural Operating	107,899	7.9%	116,193	7.9%
Consumer installment	8,982	0.7%	12,722	0.9%
Total fixed rate non-real estate loans	116,881	8.6%	128,915	8.8%
Total fixed rate loans	581,412	42.6%	631,586	43.2%
Adjustable-rate loans:
Real estate loans:
Commercial/Agricultural real estate	654,602	47.8%	714,986	49.0%
Residential mortgage	97,606	7.1%	87,160	6.0%
Total adjustable-rate real estate loans	752,208	54.9%	802,146	55.0%
Non-real estate loans:
C&I/Agricultural operating	38,758	2.8%	31,164	2.1%
Consumer installment	—	—%	1	—%
Total adjustable-rate non-real estate loans	38,758	2.8%	31,165	2.1%
Total adjustable-rate loans	790,966	57.7%	833,311	57.1%
Gross loans	1,372,378		1,464,897
Unearned net deferred fees and costs and loans in process	(2,547)	(0.2)%	(2,900)	(0.2)%
Unamortized discount on acquired loans	(850)	(0.1)%	(1,205)	(0.1)%
Total loans (net of unearned income)	1,368,981	100.0%	1,460,792	100.0%
Allowance for credit losses	(20,549)		(22,908)
Total loans receivable, net	$1,348,432		$1,437,884
Commercial real estate (“CRE”) lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The level of owner-occupied property versus non-owner-occupied property are tracked and monitored on a regular basis. The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at December 31, 2024:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$471	$238	$221	$78
Number of Loans	746	385	129	91
Average Loan Size in Millions	$0.6	$0.6	$1.7	$0.9
Approximate Weighted Average LTV	52%	51%	62%	74%
Weighted Average Seasoning in Months	44	41	41	NA
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$7.6	$4.2	$0.0	$0.1
Criticized Loans as a Percent of Total	1.6%	1.7%	0.0%	0.1%

The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	52%	79%	63%	55%
Minnesota	20%	17%	33%	7%
Other	28%	4%	4%	38%
The following table further disaggregates the composition of our commercial real estate loan portfolio by selected industry components at December 31, 2024:

	Campground	Hotel	Restaurant	Office
Loan Balance Outstanding in Millions	$139	$88	$59	$28
Number of Loans	68	20	78	71
Average Loan Size in Millions	$2.0	$4.4	$0.8	$0.4
Approximate Weighted Average LTV	49%	51%	48%	58%
Weighted Average Seasoning in Months	38	48	38	44
Trailing 12 Month Net Charge-Offs	0.00%	(0.04)%	0.00%	0.00%
Criticized Loans in Millions	$0.0	$4.0	$0.0	$0.5
Criticized Loans as a Percent of Total	0.0%	4.6%	0.1%	1.8%
The table below lists our CRE portfolio selected industry components by geographical location:

	Campground	Hotel	Restaurant	Office
Wisconsin	21%	38%	57%	83%
Minnesota	0%	41%	27%	8%
Other	79%	21%	16%	9%

Loan amounts, their contractual maturities and weighted average interest rates at December 31, 2024 are shown below.

	Real estate				Non-real estate
	Commercial/Agricultural real estate		Residential mortgage		C&I/Agricultural operating		Consumer installment		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less (1)	$91,179	6.42%	$850	5.65%	$53,024	7.41%	$678	7.69%	$145,731	6.78%
Due after one year through five years	329,022	5.02%	5,319	5.43%	50,714	5.47%	6,954	6.64%	392,009	5.11%
Due after five years	661,240	5.11%	129,129	5.98%	42,919	6.93%	1,350	7.33%	834,638	5.34%
	$1,081,441	5.19%	$135,298	5.96%	$146,657	6.60%	$8,982	6.82%	$1,372,378	5.43%
(1)Includes loans having no stated maturity and overdraft loans.
Loan amounts, their contractual maturities and weighted average interest rates at December 31, 2023 are shown below.

	Real estate				Non-real estate
	Commercial/Agricultural real estate		Residential mortgage		C&I/Agricultural operating		Consumer installment		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less (1)	$80,068	5.61%	$1,107	5.43%	$41,603	8.29%	$784	7.86%	$123,562	5.72%
Due after one year through five years	310,377	4.87%	7,587	5.33%	50,929	5.16%	7,817	6.21%	376,710	4.94%
Due after five years	782,472	5.01%	123,207	5.68%	54,825	6.73%	4,121	5.95%	964,625	4.90%
	$1,172,917	5.01%	$131,901	5.66%	$147,357	6.63%	$12,722	6.23%	$1,464,897	4.98%
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
The determination of the ACL requires significant judgement to estimate credit losses. The ACL is measured collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that the loan does not share similar risk characteristics with other loans. The ACL on loans collectively evaluated is measured using the loss rate model. The Company categorizes its loan portfolio into four segments based on similar risk characteristics. Loans within each segment are pooled based on individual loan characteristics. Aggregated risk drivers are then calculated at a pool level. Risk drivers are identified attributes that have proven to be predictive of loan loss rates and vary based on loan segment and type. A loss rate is calculated and applied to the pool utilizing a model that combines the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to projected lifetime losses. The loss rate is then combined with the loan’s balance and contractual maturity, adjusted for expected prepayments, to determine expected future losses. As the Company’s commercial lending function started after the Great Recession, the Company’s historical credit experience is insufficient to estimate expected credit loss. The Company utilized peer information to supplement expected loss experience. Peer selection was a review of institutions with comparable asset size, geography, and portfolio concentrations. Management judgement is required at each point in the measurement process.Future and supportable economic forecasts are based on national economic conditions and their reversion to the mean is implicit in the model and generally occurs over a period of two years.
Qualitative adjustments are made to the allowance calculated on collectively evaluated loans to incorporate factors not included in the model. Qualitative factors include but are not limited to lending policies and procedures, the experience and ability of lending and other staff, the volume and severity of problem credits, quality of the loan review system, and other external factors.
Loans that exhibit different risk characteristics from the pool are individually evaluated for impairment. Loans can be identified for individual evaluation for a variety of reasons including delinquency, nonaccrual status, risk rating and loan modification. Accruing loans that exhibit different risk characteristics from their pool may also be within scope. On these loans, an allowance may be established so that the loan is reported, net, at the lower of (a) its amortized cost; (b) the present value of the loan’s estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if the loan is collateral dependent. Collateral dependency is determined using the practical expedient when: (1) the borrower is experiencing financial difficulty; and (2) repayment is expected to be provided substantially through the sale or operation of the collateral. However, if it is probable that the Company will foreclose on the collateral, the use of the fair value of the collateral to calculate the allowance for credit loss is required.
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

Allowance for Credit Losses - Loans Roll Forward
(in thousands, except ratios)

	Twelve Months Ended
	December 31, 2024	December 31, 2023
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$22,908	$17,939
Cumulative effect of ASU 2016-13 adoption	—	4,706
Loans charged off:
Commercial/Agricultural real estate	(39)	(46)
C&I/Agricultural operating	(143)	—
Residential mortgage	(4)	(78)
Consumer installment	(35)	(36)
Total loans charged off	(221)	(160)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	56	489
C&I/Agricultural operating	36	47
Residential mortgage	7	42
Consumer installment	22	33
Total recoveries of loans previously charged off:	121	611
Net loan recoveries/(charge-offs) (“NCOs”)	(100)	451
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(2,259)	(188)
ACL - Loans, at end of period	$20,549	$22,908
Average outstanding loan balance	$1,430,631	$1,430,035
Ratios:
NCOs (annualized) to average loans	0.01%	(0.03)%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Twelve months ended December 31, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,784	$1,105	$2,744	$275	$22,908
Charge-offs	(39)	(143)	(4)	(35)	(221)
Recoveries	56	36	7	22	121
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(2,285)	332	(258)	(48)	(2,259)
ACL - Loans, at end of period	$16,516	$1,330	$2,489	$214	$20,549

Allowance for Credit Losses - Loans to Percentage
(in thousands, except ratios)

	December 31, 2024	December 31, 2023
Loans, end of period	$1,368,981	$1,460,792
ACL - Loans	$20,549	$22,908
ACL - Loans to loans, end of period	1.50%	1.57%

Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $0.334 million at December 31, 2024 and $1.250 million at December 31, 2023, classified in other liabilities on the consolidated balance sheets.

	December 31, 2024 and Twelve Months Ended	December 31, 2023 and Twelve Months Ended
ACL - Unfunded Commitments - beginning of period	$1,250	$—
Cumulative effect of ASU 2016-13 adoption	—	1,537
Reversals to ACL - Unfunded Commitments via provision for credit losses charged to operations	(916)	(287)
ACL - Unfunded Commitments - end of period	$334	$1,250
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	December 31, 2024 and twelve months ended	December 31, 2023 and twelve months ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$4,594	$10,359
Agricultural real estate	6,222	391
Construction and land development	103	54
Commercial and industrial (“C&I”)	597	—
Agricultural operating	793	1,180
Residential mortgage	858	1,167
Consumer installment	1	33
Total nonaccrual loans	13,168	13,184
Accruing loans past due 90 days or more	186	389
Total nonperforming loans (“NPLs”)	13,354	13,573
Other real estate owned	891	1,795
Other collateral owned	24	—
Total nonperforming assets (“NPAs”)	$14,269	$15,368
Average outstanding loan balance	$1,430,631	$1,430,035
Loans, end of period	$1,368,981	$1,460,792
Total assets, end of period	$1,748,519	$1,851,391
ACL - Loans, at beginning of period	$22,908	$17,939
Cumulative effect of ASU 2016-13 adoption	—	4,706
Loans charged off:
Commercial/Agricultural real estate	(39)	(46)
C&I/Agricultural operating	(143)	—
Residential mortgage	(4)	(78)
Consumer installment	(35)	(36)
Total loans charged off	(221)	(160)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	56	489
C&I/Agricultural operating	36	47
Residential mortgage	7	42
Consumer installment	22	33
Total recoveries of loans previously charged off:	121	611
Net loan recoveries/(charge-offs) (“NCOs”)	(100)	451
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(2,259)	(188)
ACL - Loans, at end of period	$20,549	$22,908
Ratios:
ACL to NCOs (annualized)	N/M	N/M
NCOs (annualized) to average loans	(0.01)%	0.03%
ACL to total loans	1.50%	1.57%
NPLs to total loans	0.98%	0.93%
NPAs to total assets	0.82%	0.83%
N/M means not meaningful

Nonaccrual Loans Roll Forward

	Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Balance, beginning of period	$15,042	$8,352	$8,413	$13,184	$13,456
Additions	1,054	7,486	352	961	538
Charge offs	(138)	—	—	—	—
Transfers to OREO	(201)	(124)	—	—	(23)
Return to accrual status	—	—	—	—	—
Payments received	(2,515)	(641)	(411)	(5,767)	(781)
Other, net	(74)	(31)	(2)	35	(6)
Balance, end of period	$13,168	$15,042	$8,352	$8,413	$13,184
Nonaccrual loans remained flat at approximately $13.2 million at both December 31, 2024, and December 31, 2023, with one large loan payoff in the second quarter and other payments received offsetting the addition of a $7.3 million relationship secured by collateral in the forestry services industry. Approximately $1.4 million of the payments received in the fourth quarter are related to this relationship.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
Below is a summary of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024.

	Term Extension
Loan Class	Amortized Cost Basis at December 31, 2024	% of Total Class of Financing Receivables
Commercial real estate	$225	0.03%
Commercial and industrial	$741	0.64%
Residential mortgage	$20	0.02%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at December 31, 2024	% of Total Class of Financing Receivables
Commercial real estate	$1,182	0.17%
Commercial and industrial	$822	0.71%
Residential mortgage	$236	0.18%

	Term Extension and Principal Forgiveness
Loan Class	Amortized Cost Basis at December 31, 2024	% of Total Class of Financing Receivables
Other consumer	$2	0.04%

The table below shows a summary of criticized loans, split by special mention and substandard balances, as of the past five quarter-ends. Criticized loans decreased by $10.6 million in the twelve months ended December 31, 2024. Special mention loans decreased $9.9 million during 2024, primarily due to the $8.6 million reduction in a forestry services loan which paid down in the first two quarters and then movement of the remaining $7.4 million loan to substandard in the third quarter 2024. Substandard loans decreased $0.7 million from December 31, 2023, primarily due to the payoff of a $4.4 million nonaccrual loan in the fist quarter and other reductions, partially offset by the addition of the $5.8 million forestry services loan in 2024, which is also a nonaccrual loan. This forestry services loan was special mention at December 31, 2023, and moved to substandard in the quarter-end September 30, 2024.

	(in thousands)
(Loan balance at unpaid principal balance)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Special mention loan balances	$8,480	$11,047	$8,848	$13,737	$18,392
Substandard loan balances	18,891	21,202	14,420	14,733	19,596
Criticized loans, end of period	$27,371	$32,249	$23,268	$28,470	$37,988
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
The amortized cost of MSR assets decreased as amortization exceeded additions due to loan sales, resulting in the unpaid balances of one-to-four family residential real estate loans serviced for others to decrease as of December 31, 2024, to $479.6 million from $495.5 million at December 31, 2023.
The fair market value of the Company’s MSR asset was $5.2 million at December 31, 2024, and $5.6 million at December 31, 2023. At December 31, 2024, and December 31, 2023, the Company did not have an MSR impairment, or related valuation allowance. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at December 31, 2024, and December 31, 2023, were 1.09% and 1.13%, respectively.
Intangible Assets. We have intangible assets of $1.0 million at December 31, 2024, compared to $1.7 million at December 31, 2023. The intangible assets at December 31, 2024, were comprised of core deposit intangible assets arising from 2017 and 2019 acquisitions. Amortization of these intangibles was $0.7 million in 2024. Amortization expense is scheduled to be $0.6 million in 2025 and $0.4 million in 2026.
Foreclosed and repossessed assets. Included in foreclosed and repossessed assets at December 31, 2024, is a branch location that is being held for sale. This property is being held for $0.7 million at December 31, 2024, which represents the estimated fair market value less the anticipated costs to sell. In 2024, a loss of $0.3 million was recognized and a former branch location was sold. In 2023, a loss of $0.4 million was recognized on the reclassification of the $0.7 million from property and equipment to foreclosed assets, which was recorded in other expense.
Deposits. At December 31, 2024, deposits decreased modestly by $30.9 million compared to December 31, 2023, balances. Some of the loan shrinkage proceeds were utilized to decrease wholesale deposits by $73.1 million in 2024. Some of this shrinkage was funded by the net growth in retail, commercial and public deposits, totaling $42 million during 2024.

Deposit Composition
(in thousands)

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Non-interest-bearing demand deposits	$252,656	$256,840	$255,703	$248,537	$265,704
Interest-bearing demand deposits	355,750	346,971	353,477	361,278	343,276
Savings accounts	159,821	169,096	170,946	177,595	176,548
Money market accounts	369,534	366,067	370,164	387,879	374,055
Certificate accounts	350,387	381,693	369,254	352,200	359,509
Total deposits	$1,488,148	$1,520,667	$1,519,544	$1,527,489	$1,519,092
Consumer, commercial and government deposits have been stable since January 31, 2023, and following the two large coastal bank failures in early March 2023. There are no material customer or industry deposit concentrations.
Deposit Portfolio Composition
(in thousands)

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Consumer deposits	$852,083	$844,808	$822,665	$827,290	$814,899
Commercial deposits	412,355	406,095	395,148	400,910	415,715
Public deposits	190,460	176,844	187,698	202,175	182,172
Wholesale deposits	33,250	92,920	114,033	97,114	106,306
Total deposits	$1,488,148	$1,520,667	$1,519,544	$1,527,489	$1,519,092

At December 31, 2024, the deposit portfolio composition was 57% consumer, 28% commercial, 13% public, and 2% wholesale deposits. At December 31, 2023, our deposit portfolio composition was 54% consumer, 28% commercial, 12% public and 6% wholesale deposits.
Uninsured and uncollateralized deposits were $265.4 million, or 18% of total deposits, at December 31, 2024, and $275.8 million, or 18% of total deposits at December 31, 2023. Uninsured deposits at December 31, 2024, were $428.0 million, or 29% of total deposits, and $427.5 million, or 28% of total deposits at December 31, 2023, with the difference being an increase in fully secured government deposits.

Federal Home Loan Bank (FHLB) advances and other borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2024 and December 31, 2023 is as follows:

	December 31, 2024				December 31, 2023
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2024	$—	—%	—%	2024	$64,530	—%	5.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
					2028	10,000	3.82%	3.82%

Federal Home Loan Bank advances		$5,000				$79,530

Other borrowings:
Senior notes (5)	2039	$12,000	6.75%	7.75%	2034	$18,083	6.75%	7.75%

Subordinated notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%
		$50,000				$50,000

Unamortized debt issuance costs		(394)				(618)
Total other borrowings		$61,606				$67,465

Totals		$66,606				$146,995
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had pledged balances of $1,075,001 and $1,106,267 at December 31, 2024 and 2023, respectively. At December 31, 2024, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $424,658 compared to $370,569 as of December 31, 2023.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $81,000 and $217,530, during the twelve months ended December 31, 2024 and December 31, 2023, respectively.
(3) The weighted-average interest rates on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2024 and December 31, 2023 were 1.45% and 4.16%, respectively.
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

Federal Home Loan Bank (FHLB) advances and other borrowings
We utilize advances and other borrowings, as necessary, to supplement core deposits to meet our funding and liquidity needs, and we evaluate all options for funding securities.
FHLB advances decreased $74.5 million to $5.0 million as of December 31, 2024, compared to $79.5 million as of December 31, 2023, as proceeds from the investment security and loan portfolio shrinkage were used to reduce borrowings. In January 2024, $44.0 million of FHLB advances matured and an additional $20.5 million of FHLB advances matured in 2024, after January. A $10 million FHLB advance, which the FHLB could call one-time, was called in June 2024. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral, was approximately $424.7 million at December 31, 2024. The Company refinanced its senior debt in May 2024 and reduced the balances by $6.1 million.
The Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70.0 million. These lines bear interest at the lender banks’ announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of December 31, 2023, or December 31, 2022.
At December 31, 2024, and 2023, the Bank had the ability to borrow $24.9 million and $22.4 million, respectively from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $33.9 million and $29.2 million as of December 31, 2024, and 2023, respectively. There were no Federal Reserve borrowings outstanding as of December 31, 2024, and 2023.
Stockholders’ Equity. Total stockholders’ equity was $179.1 million at December 31, 2024, compared to $173.3 million at December 31, 2023. The increase in stockholders’ equity included the Company’s net income of $13.8 million, a decrease in the unrealized loss on available-for-sale securities of $0.9 million, net of tax, due to lower interest rates and restricted stock amortization of $0.6 million. These increases were partially offset by: 1) the repurchase of approximately 476 thousand shares of its common stock, which reduced equity by $6.1 million and 2) the payment of the annual cash dividend, paid in February to common stockholders of $0.32 per share which was a 10% increase from the prior year dividend amount of $0.29 per share, or $3.3 million.
In July 2024, the Board of Directors adopted a 5% share repurchase program. As of December 31, 2024, an additional 238 thousand shares remain available for repurchase under this program. 2024 share repurchases included all remaining shares under a 2021 approved share repurchase program. The remaining, roughly 50% of 2024 share repurchases, were under the repurchase program that was approved in 2024.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At December 31, 2024, our on-balance sheet liquidity ratio increased to 11.75% percent from 11.4% at December 31, 2023, remaining above our internal requirement of 10%. This was largely due to reductions in the AFS and HTM investment portfolios.
There are no material customers or industry deposit concentrations. At December 31, 2024, the deposit portfolio composition was 57% consumer, 28% commercial, 13% public, and 2% wholesale deposits. At December 31, 2023, our deposit portfolio composition was 54% consumer, 28% commercial, 12% public and 6% wholesale deposits.
Uninsured and uncollateralized deposits were $265.4 million, or 18% of total deposits, at December 31, 2024, and $275.8 million, or 18% of total deposits at December 31, 2023. Uninsured deposits at December 31, 2024, were $428.0 million, or 29% of total deposits, and $427.5 million, or 28% of total deposits at December 31, 2023, with the difference being an increase in fully secured government deposits.
On-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $724.8 million, or 273% of uninsured and uncollateralized deposits at December 31, 2024. At December 31, 2023, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $673.6 million, or 244% of uninsured and uncollateralized deposits.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Although $329.6 million of our $350.4 million (94%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. In 2024, retail non-maturity interest-bearing accounts were approximately flat with a growth in certificate accounts. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. However, this is challenging in the current competitive environment.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $424.7 million available to borrow under this arrangement, supported by loan collateral as of December 31, 2024. We also had borrowing capacity of $24.9 million at the Federal Reserve Bank. The Bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, the Company has a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have approved brokered certificate lines of credit with counter parties at December 31, 2024, we believe that the Bank could access this market, which provides an additional potential source of liquidity. See Note 9, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.
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
Off-Balance Sheet Arrangements. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2024, the Company has approximately $137.0 in unused loan commitments, compared to approximately $210.4 million in unused loan commitments as of December 31, 2023. In addition, there are $2.9 million of commitments for contributions of capital to an SBIC and an investment company at December 31, 2024. These commitments totaled $3.4 million of commitments at December 31, 2023. See Note 11, “Commitments and Contingencies”; “Financial Instruments with Off-Balance Sheet Risk” of “Notes to Consolidated Financial Statements” which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.

Capital Resources. As of the dates indicated below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for the Bank.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2024
Total capital (to risk weighted assets)	$225,432	15.6%	$115,755	> =	8.0%	$144,693	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,749	14.4%	86,816	> =	6.0%	115,755	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,749	14.4%	65,112	> =	4.5%	94,051	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,749	11.9%	69,787	> =	4.0%	87,234	> =	5.0%
As of December 31, 2023
Total capital (to risk weighted assets)	$228,092	14.6%	$124,883	> =	8.0%	$156,104	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,726	13.4%	93,662	> =	6.0%	124,883	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,726	13.4%	70,247	> =	4.5%	101,468	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,726	11.5%	72,479	> =	4.0%	90,599	> =	5.0%
At December 31, 2024, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of December 31, 2024
Total capital (to risk weighted assets)	$232,926	16.1%	$115,914	> =	8.0%
Tier 1 capital (to risk weighted assets)	165,243	11.4%	86,936	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	165,243	11.4%	65,202	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	165,243	9.5%	69,867	> =	4.0%
As of December 31, 2023
Total capital (to risk weighted assets)	$230,160	14.7%	$124,883	> =	8.0%
Tier 1 capital (to risk weighted assets)	160,794	10.3%	93,662	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	160,794	10.3%	70,247	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	160,794	8.9%	72,479	> =	4.0%

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter as of the periods indicated below:
Year ended December 31, 2024:

	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Interest dividend income	$22,679	$22,463	$22,512	$21,961
Interest expense	10,774	10,887	11,227	10,253
Net interest income before provision for credit losses	11,905	11,576	11,285	11,708
Provision for credit losses	(800)	(1,525)	(400)	(450)
Net interest income after provision for credit losses	12,705	13,101	11,685	12,158
Non-interest income	3,264	1,913	2,921	2,009
Non-interest expense	10,777	10,299	10,421	10,809
Income before provision for income taxes	5,192	4,715	4,185	3,358
Provision for income taxes	1,104	1,040	899	656
Net income attributable to common stockholders	$4,088	$3,675	$3,286	$2,702
Basic earnings per share	$0.39	$0.35	$0.32	$0.27
Diluted earnings per share	$0.39	$0.35	$0.32	$0.27
Cash dividends paid	$0.32	$—	$—	$—
Year ended December 31, 2023:

	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Interest dividend income	$19,673	$20,777	$21,772	$22,026
Interest expense	6,878	9,091	9,651	10,279
Net interest income before provision for loan losses	12,795	11,686	12,121	11,747
Provision for loan losses	50	450	(325)	(650)
Net interest income after provision for loan losses	12,745	11,236	12,446	12,397
Non-interest income	2,292	2,913	2,565	2,480
Non-interest expense	10,121	9,846	9,969	10,206
Income before provision for income taxes	4,916	4,303	5,042	4,671
Provision for income taxes	1,254	1,097	2,544	978
Net income	$3,662	$3,206	$2,498	$3,693
Basic earnings per share	$0.35	$0.31	$0.24	$0.35
Diluted earnings per share	$0.35	$0.31	$0.24	$0.35
Cash dividends paid	$0.29	$—	$—	$—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually, with various repricing indices. Market interest rates change over time and are not predictable or controllable. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. Like other financial institutions, our interest income and interest expense are affected by general economic conditions and policies of regulatory authorities, including the monetary policies of the Federal Reserve. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.
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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and re-pricing terms of our interest earning assets and interest-bearing liabilities. These policies are implemented by our Asset and Liability Management Committee (ALCO). The ALCO is comprised of members of the Bank’s senior management and a member of the Board of Directors. The ALCO establishes guidelines for and monitors the volume and mix of our assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The Committee’s objectives are to manage assets and funding sources to produce results that are consistent with liquidity, cash flow, capital adequacy, growth, risk, and profitability goals for the Bank. The ALCO meets on a regularly scheduled basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the Committee recommends strategy changes, as appropriate, based on this review. The Committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Bank’s Board of Directors on a regularly scheduled basis.
In managing our assets and liabilities to achieve desired levels of interest rate risk, we have focused our strategies on:
•originating shorter-term secured commercial, agricultural and consumer loan maturities;
•originating variable rate commercial and agricultural loans;
•the sale of a vast majority of longer-term fixed-rate residential loans in the secondary market with servicing retained;
•managing our funding needs by growing core deposits;
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

The following table sets forth, at December 31, 2024 and December 31, 2023 an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2024	At December 31, 2023
+300 bp	2%	0%
+200 bp	2%	0%
+100 bp	1%	0%
-100 bp	(1)%	0%
-200 bp	(4)%	(2)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at December 31, 2024, and December 31, 2023.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2024	At December 31, 2023
+300 bp	(8)%	(13)%
+200 bp	(5)%	(8)%
+100 bp	(3)%	(4)%
-100 bp	2%	4%
-200 bp	3%	7%
-
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Note: The table above may not be indicative of future results.
The percent change in net interest income over one year horizon at December 31, 2024 compared to December 31, 2023 is largely due to the impact of a 100 basis point reduction in short-term interest rates in the third and fourth quarter with an increase of approximately 70 basis points in the ten year Treasury rate at December 31, 2024 compared to December 31, 2023, which results in a shifting in results in the +300bp (similar to +2 and 200bp (similar to +300bp) and -200bp scenarios (similar to -200bp)). The assumptions used to measure and assess interest rate risk include interest rates, loan prepayment rates, deposit decay (runoff) rates, and the market values of certain assets under differing interest rate scenarios. Actual values may differ from those projections set forth above should market conditions vary from the assumptions used in preparing the analysis. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm ( Crowe LLP; Oak Brook Terrace, Illinois; PCAOB ID 173)
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
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
of Citizens Community Bancorp, Inc.
Eau Claire, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Citizens Community Bancorp, Inc. (the “Company”) as of December 31, 2024, the related consolidated statement of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Collectively Evaluated Loans – Quantitative Calculation

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) totaled $20.5 million as of December 31, 2024. The ACL is based on expected credit losses over the contractual life of loans, incorporating relevant information including historical loss experience, current economic conditions, and reasonable and supportable forecasts.

Management utilizes a loss rate model for estimating credit losses, applying risk drivers based on loan pool characteristics. Credit loss estimates are based on projected cash flows, adjusted for expected prepayments, economic conditions as forecasted by a third-party source.

We identified auditing the quantitative calculation of the ACL on collectively evaluated loans as a critical audit matter due to the complexity of the models used, the subjective assumptions and judgments involved, and the high degree of estimation uncertainty required by management. This required significant auditor judgment and effort to evaluate the appropriateness of the methodology, the accuracy of the data used and the reasonableness of assumptions utilized.

The primary procedures we performed to address this critical audit matter included:

Testing the design and operating effectiveness of controls over the quantitative portion of the ACL on collectively evaluated loans, including controls addressing:

•Relevance and reliability of data used in the in the quantitative allowance for credit losses calculation.
•Reasonableness of significant assumptions and judgments applied within the quantitative allowance for credit losses calculation including the appropriateness of peer group and selection of the forecast utilized.
•The results of the third-party ACL validation for the loss rate model.

Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on loans collectively evaluated, which included:

•Testing completeness and accuracy of loan data used in the quantitative allowance for credit loss model including the use of internal specialists to assist in testing the accuracy and completeness of the statistical models and peer data used.
•Evaluating management’s assumptions and judgments in the selection and application of economic forecasts.
•Using the work of specialists to assist in evaluating the relevance and reliability of data used by the Company’s third-party vendor to develop forecast scenarios.
•Testing the mathematical accuracy of the calculation and the appropriate application of the methodology as designed.

/s/ Crowe LLP

We have served as the Company’s auditor since 2024.

Oakbrook Terrace, Illinois
March 13, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Citizens Community Bancorp, Inc. and Subsidiary
Eau Claire, Wisconsin

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2023, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Change in Accounting Principle
As discussed in Note 3 to the financial statements, the Company adopted the provisions of FASB Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of January 1, 2023, using the modified retrospective approach with an adjustment at the beginning of the adoption period. Our opinion is not modified with respect to this matter.

/s/ Eide Bailly, LLP

We served as the Company’s auditor from 2020 to 2023.

Phoenix, Arizona
March 5, 2024

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$50,172	$37,138
Available-for-sale ("AFS") securities, at fair value (amortized cost of $165,604, net of allowance for credit losses of $0 at December 31, 2024 and amortized cost of $179,744, net of allowance for credit losses of $0 at December 31, 2023)	142,851	155,743
Held-to-maturity ("HTM") securities, at amortized cost (fair value of net of $65,622, net of allowance for credit losses of $0 at December 31, 2024 and fair value of $73,262, net of allowance for credit losses of $0 at December 31, 2023)	85,504	91,229
Equity investments	4,702	3,284
Other investments	12,500	15,725
Loans receivable	1,368,981	1,460,792
Allowance for credit losses	(20,549)	(22,908)
Loans receivable, net	1,348,432	1,437,884
Loans held for sale	1,329	5,773
Mortgage servicing rights, net	3,663	3,865
Office properties and equipment, net	17,075	18,373
Accrued interest receivable	5,653	5,409
Intangible assets	979	1,694
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	915	1,795
Bank owned life insurance ("BOLI")	26,102	25,647
Other assets	17,144	16,334
TOTAL ASSETS	$1,748,519	$1,851,391
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,488,148	$1,519,092
Federal Home Loan Bank ("FHLB") advances	5,000	79,530
Other borrowings	61,606	67,465
Other liabilities	14,681	11,970
Total liabilities	1,569,435	1,678,057
Commitments and contingent liabilities
Stockholders’ Equity:
Common stock— $0.01 par value, authorized 30,000,000; 9,981,996 and 10,440,591 shares issued and outstanding, respectively	100	104
Additional paid-in capital	114,564	119,441
Retained earnings	80,840	71,117
Accumulated other comprehensive loss	(16,420)	(17,328)
Total stockholders’ equity	179,084	173,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,748,519	$1,851,391
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest and dividend income:
Interest and fees on loans	$79,738	$73,577
Interest on investments	9,877	10,671
Total interest and dividend income	89,615	84,248
Interest expense:
Interest on deposits	37,985	25,749
Interest on FHLB borrowed funds	1,281	5,966
Interest on other borrowed funds	3,875	4,184
Total interest expense	43,141	35,899
Net interest income before provision for credit losses	46,474	48,349
(Negative) provision for credit losses	(3,175)	(475)
Net interest income after provision for credit losses	49,649	48,824
Non-interest income:
Service charges on deposit accounts	1,924	1,949
Interchange income	2,247	2,324
Loan servicing income	2,271	2,218
Gain on sale of loans	2,216	1,692
Loan fees and service charges	996	432
Net realized gains on debt securities	—	12
Net (losses) gains on equity securities	(856)	447
Bank Owned Life Insurance (BOLI) death benefit	184	—
Other	1,125	1,176
Total non-interest income	10,107	10,250
Non-interest expense:
Compensation and related benefits	22,741	21,106
Occupancy	5,159	5,431
Data processing	6,530	5,951
Amortization of intangible assets	715	755
Mortgage servicing rights expense, net	534	615
Advertising, marketing and public relations	793	734
FDIC premium assessment	798	812
Professional services	1,763	1,524
Losses on repossessed assets, net	294	62
Other	2,979	3,152
Total non-interest expense	42,306	40,142
Income before provision for income taxes	17,450	18,932
Provision for income taxes	3,699	5,873
Net income attributable to common stockholders	$13,751	$13,059
Per share information:
Basic earnings	$1.34	$1.25
Diluted earnings	$1.34	$1.25
Cash dividends paid	$0.32	$0.29
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net income attributable to common stockholders	$13,751	$13,059
Other comprehensive income, net of tax:
Securities available-for-sale
Net unrealized gains arising during period, net of tax	778	337
Reclassification adjustment for net gains included in net income, net of tax	—	(9)
Reclassification for net loss on exchanged security, included in net income, net of tax	130	—
Other comprehensive income, net of tax	908	328
Comprehensive income	$14,659	$13,387
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except Shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	10,425,119	$104	$119,240	$65,400	$(17,656)	$167,088
Net income	—	—	—	13,059	—	13,059
Other comprehensive income, net of tax	—	—	—	—	328	328
Forfeiture of unvested shares	(4,752)	—	—	—	—	—
Surrender of restricted shares of common stock	(10,287)	—	(129)	—	—	(129)
Restricted common stock awarded under the equity incentive plan	50,606	1	—	—	—	1
Restricted common stock issued upon achievement of the 2020 performance criteria	18,551	—	—	—	—	—
Common stock options exercised	3,000	—	28	—	—	28
Common stock repurchased	(41,646)	(1)	(420)	—	—	(421)
Amortization of restricted stock	—	—	722	—	—	722
Cumulative change in accounting principle for adoption of ASU2016-13	—	—	—	(4,432)	—	(4,432)
Cumulative change in accounting principle for adoption of ASU2023-02	—	—	—	130	—	130
Cash dividends ($0.29 per share)	—	—	—	(3,040)	—	(3,040)
Balance, December 31, 2023	10,440,591	$104	$119,441	$71,117	$(17,328)	$173,334
Net income	—	—	—	13,751	—	13,751
Other comprehensive income, net of tax	—	—	—	—	908	908
Forfeiture of unvested shares	(246)	—	—	—	—	—
Surrender of restricted shares of common stock	(10,010)	—	(119)	—	—	(119)
Restricted common stock awarded under the equity incentive plan	16,955	—	—	—	—	—
Restricted common stock issued upon achievement of the 2021 performance criteria	8,805	—	—	—	—	—
Common stock options exercised	2,000	—	22	—	—	22
Common stock repurchased	(476,099)	(4)	(5,411)	(682)	—	(6,097)
Amortization of restricted stock	—	—	631	—	—	631
Cash dividends ($0.32 per share)	—	—	—	(3,346)	—	(3,346)
Balance, December 31, 2024	9,981,996	$100	$114,564	$80,840	$(16,420)	$179,084
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash flows from operating activities:
Net income attributable to common stockholders	$13,751	$13,059
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion on debt securities	(78)	(64)
Depreciation expense	2,174	2,371
Negative provision for credit losses	(3,175)	(475)
Net loss (gain) on equity securities	856	(447)
Net realized gain on sale of debt securities	—	(12)
Deferred tax asset valuation allowance	—	1,792
Increase in mortgage servicing rights resulting from transfers of financial assets	(332)	(218)
Mortgage servicing rights amortization and impairment, net	534	615
Amortization of intangible assets	715	755
Amortization of restricted stock	631	722
Loss on closure of branch facilities	—	380
Decrease in deferred income taxes	380	202
Increase in cash surrender value of life insurance	(954)	(693)
Net (gain) loss from disposals of foreclosed and repossessed assets	(19)	62
Provision for valuation allowance on foreclosed properties	313	—
Gain on sale of loans held for sale, net	(2,216)	(1,692)
Proceeds from sale of loans held for sale	60,347	46,907
Originations of loans held for sale	(53,687)	(50,988)
Net change in:
Accrued interest receivable and other assets	(1,775)	54
Other liabilities	2,711	794
Total adjustments	6,425	65
Net cash from operating activities	20,176	13,124
Cash flows from investing activities:
Proceeds from Bank Owned Life Insurance (“BOLI”) death benefit	499	—
Net decrease in other interest bearing deposits	—	249
Purchase of available-for-sale securities	—	(11,007)
Proceeds from principal payments of available-for-sale securities	14,842	16,594
Proceeds from sales of available-for-sale securities	—	5,105
Proceeds from principal payments and maturities of held-to-maturity securities	5,707	5,134
Equity investment capital distribution	276	132
Purchase of equity investments	(450)	(1,350)
Net sales of other investments	520	284
Proceeds from sales of foreclosed and repossessed assets	877	307
Proceeds from insurance claim on foreclosed and repossessed assets	27	—
Net decrease (increase) in loans	92,317	(48,298)
Net capital expenditures	(889)	(1,367)
Proceeds from disposal of office properties and equipment	13	12
Net cash from investing activities	113,739	(34,205)
Cash flows from financing activities:
Change in short term in Federal Home Loan Bank advances, net	(44,000)	(68,000)
Federal Home Loan Bank advance call payments	(10,000)	(15,000)
Federal Home Loan Bank advances	—	25,000
Federal Home Loan Bank maturities	(20,530)	(5,000)
Amortization of debt issuance costs	224	223
Other borrowings principal reductions	(6,083)	(5,167)
Net (decrease) increase in deposits	(30,952)	94,361
Restricted common stock awarded under the equity incentive plan	—	1

Repurchase shares of common stock	(6,097)	(421)
Surrender of restricted shares of common stock	(119)	(129)
Common stock options exercised	22	28
Cash dividends paid	(3,346)	(3,040)
Net cash from financing activities	(120,881)	22,856
Net increase in cash and cash equivalents	13,034	1,775
Cash and cash equivalents at beginning of period	37,138	35,363
Cash and cash equivalents at end of period	$50,172	$37,138

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$34,446	$23,353
Interest on borrowings	$5,116	$10,180
Income taxes	$2,318	$3,977
Supplemental noncash disclosure:
Transfers from loans receivable to foreclosed and repossessed assets	$274	$158
Transfers from office properties and equipment to foreclosed and repossessed assets	$—	$724
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
In preparing these consolidated financial statements, we evaluated the events and transactions occurring subsequent to the balance sheet date of December 31, 2024, through the date on which the consolidated financial statements were available to be issued on March 13, 2025, for items that should potentially be recognized or disclosed in these consolidated financial statements.
Unless otherwise stated herein, and except for share and per share amounts, all amounts are in thousands.
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated.
Use of Estimates—Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying annual report on Form 10-K for the year ended December 31, 2024, and external market factors such as market interest rates and unemployment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
Cash and Cash Equivalents—For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash, due from banks, and interest bearing deposits with original maturities of three months or less.
Investment Securities; Available-for-sale and Held-to-Maturity – Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of the date of each balance sheet. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Investment securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized holding gains and losses being reported in other comprehensive income (loss), net of tax. Realized gains or losses on sales of available-for-sale securities are calculated with the specific identification method and are included in the consolidated statements of operations under net realized gains on debt securities. Interest income includes amortization of purchase premium or accretion of purchase discount. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.
Allowance for Credit Losses - Available-for-sale Securities - The Company measures the allowance for credit losses on available-for-sale debt securities by evaluating securities in an unrealized loss position using a two-step process. First, the Company assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. If it is determined that the Company intends or will be required to sell the security, it is written down to its fair value as net gains or losses on investment securities in our consolidated statement of operations. For agency mortgage-backed and asset-backed securities that do not meet the criteria in step one, there are no expected credit losses as they are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. For other debt securities that do not meet the criteria in step one, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the allowance for credit losses on available-for-sale investments is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
Allowance for Credit Losses - Held-to-Maturity Securities - The Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. For agency mortgage-backed securities there are no expected credit losses as they are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. For other securities, the estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
The Company has elected to not measure an ACL on accrued interest on available-for-sale and held-to-maturity securities, as it would write off accrued interest in a timely manner if the related security was determined to have a credit loss. Accrued interest receivable on available-for-sale and held-to-maturity securities was $920 at December 31, 2024. The Company has no available-for-sale securities or held-to-maturity securities which it deems to have a credit loss at December 31, 2024.
Equity investments - The Company is required to maintain an investment in Federal Agricultural Mortgage Corporation (“Farmer Mac”) equity securities. Farmer Mac equity securities are carried at their fair market value, which is readily determinable. Changes in fair value are recognized as net (losses) gains on equity securities in the consolidated statements of operations.
Included in equity investments are preferred shares of a community development financial institution, which are carried at their fair market value. As no ready market exists for this investment, the Company utilizes significant unobservable inputs (Level 3 inputs) to determine fair value. We record the unrealized gains and losses resulting from changes in the fair value of this investment as net gains or losses on investment securities in our consolidated statements of operations.
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
Also included in other investments is stock of our correspondent bank, Bankers’ Bank, without readily determinable fair value. This stock is carried at cost plus or minus changes resulting from observable price changes in orderly transactions for this stock, less impairment charges, if any.
Management’s evaluation for impairment of these other investments includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $12,500 at December 31, 2024, consisted of $3,865 of FHLB stock, $5,717 of Federal Reserve Bank stock and $2,918 of Bankers’ Bank stock. Other investments totaling $15,725 at December 31, 2023, consisted of $7,302 of FHLB stock, $5,699 of Federal Reserve Bank stock and $2,724 of Bankers’ Bank stock.
Loans receivable – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance of these loans and is presented as a separate line item on the consolidated balance sheets. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method over the contractual life of the loan with no prepayments assumed. If the loan is prepaid, any unamortized net fee is recognized at that time. Late charge fees are recognized into income when collected.
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
Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual status. Loans are returned to accrual status when the collectability of principal and interest is probable including when payments are made that bring the loan account current with the contractual term of the loan and a six month payment history has been established.
Residential mortgage loans and open ended consumer installment loans are charged off to estimated net realizable value less estimated selling costs at the earlier of when (a) the loan is deemed by management to be uncollectible or a specific reserve is established, or (b) the loan becomes past due 180 days or more. Closed ended consumer installment loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 120 days or more. Commercial/agricultural real estate, commercial and industrial and agricultural operating loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 90 days or more.
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
Loans that exhibit different risk characteristics from the pool are individually evaluated and not included in the collective evaluation. Loans can be identified for individual evaluation for a variety of reasons including delinquency, nonaccrual status, risk rating and loan modification. Accruing loans that exhibit different risk characteristics from their pool may also be within scope. On these loans, an allowance may be established so that the loan is reported, net, at the lower of (a) its amortized cost; (b) the present value of the loan’s estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if the loan is collateral dependent. Collateral dependency is determined using the practical expedient when: (1) the borrower is experiencing financial difficulty; and (2) repayment is expected to be provided substantially through the sale or operation of the collateral. However, if it is probable that the Company will foreclose on the collateral, the use of the fair value of the collateral to calculate the allowance for credit loss is required.
The Company has elected to not measure an ACL on accrued interest as it writes off accrued interest in a timely manner. Accrued interest receivable on loans was $4,467 at December 31, 2024.
Allowance for Credit Losses - Unfunded Commitments – The ACL on unfunded commitments is a liability for credit losses on commitments to originate or fund loans, and standby letters of credit. It is included in “Other liabilities” on the consolidated balance sheets. Expected credit losses are estimated over the contractual period in which the Company is exposed to credit risk via a commitment that cannot be unconditionally canceled, adjusted for projected prepayments when appropriate. In addition, the estimate of the liability considers the likelihood that funding will occur. The ACL on unfunded commitments is adjusted through provision for credit losses on the consolidated statements of operations. Because the business processes and risks associated with unfunded commitments are essentially the same as loans, the Company uses the same process to estimate the liability.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives originally ranging from 72 to 111 months utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of December 31, 2024, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required annual goodwill impairment test and has determined that goodwill was not impaired as of October 31, 2024, and no circumstances arose after October 31, 2024, that indicated impairment existed at December 31, 2024, per the quarterly analysis. See Note 6 for additional information on goodwill and other intangible assets.
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
As of December 31, 2024, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $4,480. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of December 31, 2024, there were no known instances of noncompliance associated with the investment.
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
Federal Hold Loan Bank (“FHLB”) advances - The Bank holds both $0 and $44,000 short-term and $5,000 and $35,530 long-term FHLB advances as of December 31, 2024 and December 31, 2023, respectively. For cash flow purposes the short-term FHLB advances are disclosed net with original maturities of three months or less.
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
The Company’s effective tax rates were 21.2% and 31.0% for the twelve months ended December 31, 2024 and December 31, 2023, respectively. The Wisconsin state budget, signed July 5, 2023, effective January 1, 2023, made originated loans in Wisconsin for business purposes up to $5,000 non-taxable. This change lowered the Company’s income tax rate for the twelve-month period ended December 31, 2023, before related valuation allowance. Income tax expense in 2023 was impacted due to the retroactive, effect of this change. This reduction of income tax expense was offset by a one-time tax expense of $1,828 in the period ended September 30, 2023, as the impact of the resulting lower incremental tax rate decreased the estimated future realization of an existing deferred tax asset resulting in a valuation allowance. In 2024, the effective tax rate was lower than 2023, due to the establishment of the valuation allowance during 2023.
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
Interchange income - The Company earns interchange fees when cardholder debit card transactions are processed through card association networks. The interchange rates are generally set by the card association based upon purchase volumes and other factors. Interchange fees represent a percentage of the underlying transaction value. The Company has a continuous contract, based on customary business practices, with the card association networks to make funds available for settlement of card transactions. The Company’s performance obligation is satisfied over time as it makes funds available, and the related income is recognized when received.
Gain (loss) on repossessed assets - The Company records a gain or loss from the sale of repossessed assets, when control of the property or asset transfers to the buyer, which generally occurs at the time of an executed deed or sales agreement. When the company finances the sale of repossessed assets to a buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the repossessed asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain on sale or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.
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
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the normal course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount of loss can be reasonably estimated.
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
At December 31, 2024, the Company had $2,949 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of December 31, 2024.
Common Stock Repurchased-The Company is incorporated in Maryland. Under Maryland Law, shares repurchased are canceled and returned to authorized and unissued shares and recorded as a reduction of each of the applicable captions within stockholders’ equity on the consolidated balance sheets and consolidated statement of changes in stockholders’ equity.
Other Comprehensive Income —Accumulated and other comprehensive income or loss is comprised of the unrealized and realized gains and losses on securities available-for-sale, net of tax, and is shown on the accompanying consolidated statements of comprehensive (loss) income.
Operating Segments—The Chief Operating Decision Maker regularly reviews consolidated financial statements, as well as detailed revenue and net interest income and expense results in order to assess the Company’s performance and allocate resources. While the Chief Operating Decision Maker monitors the revenue streams of the various banking products and services, financial performance is evaluated and resource allocation decisions are made on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by the Chief Operating Decision Maker to be the Company’s sole reportable operating segment.
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
ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to SEC’s Disclosure Update and Simplification Initiative – This ASU, issued in October 2023, provides for changes to clarify or improve consistency of disclosure and presentation requirements on a variety of topics. This ASU has various effective dates, coinciding with the SEC’s removal of each specific change from Regs X-S and S-K, with early adoption permitted. The Company has adopted all applicable disclosure requirements set forth in this update with.no material impact on the Company’s financial condition or results of operations.
ASU 2023-07, Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures—This ASU, issued in November 2023, requires all public entities to provide enhanced disclosures about significant segment expenses. This update has been applied retrospectively, and is effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. Adoptions of ASU 2023-07 had no material effect on the Company’s consolidated balance sheet, operations or cash flows.
Recently Issued, But Not Yet Effective Accounting Pronouncements
ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures – This ASU, issued in December 2023, is effective for fiscal years beginning after December 15, 2024, and interim periods therein, with early adoption permitted. This ASU requires expanded income tax-related note disclosures. The Company is currently evaluating the impact of these new disclosure requirements.
ASU 2024-03, Income Statement, Reporting of Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses—This ASU, issued in November 2024, is effective for fiscal years beginning after December 15, 2027, and interim periods therein, with early adoption permitted. This ASU requires more detailed note disclosure about the types of expenses in commonly presented expense captions. The Company is currently evaluating the impact of these new disclosure requirements.

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available-for-sale and unrecognized gains and losses on securities held-to-maturity as of December 31, 2024 and December 31, 2023, respectively, were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
U.S. government agency obligations	$13,853	$28	$128	$13,753
Mortgage-backed securities	87,762	—	19,376	68,386
Corporate debt securities	44,931	111	3,326	41,716
Asset-backed securities	19,058	43	105	18,996
Total available-for-sale securities	$165,604	$182	$22,935	$142,851

December 31, 2023
U.S. government agency obligations	$16,655	$77	$156	$16,576
Mortgage-backed securities	91,091	—	17,611	73,480
Corporate debt securities	47,158	6	5,990	41,174
Asset-backed securities	24,840	12	339	24,513
Total available-for-sale securities	$179,744	$95	$24,096	$155,743

Held-to-maturity securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2024
Obligations of states and political subdivisions	$500	$—	$22	$478
Mortgage-backed securities	85,004	4	19,864	65,144
Total held-to-maturity securities	$85,504	$4	$19,886	$65,622
December 31, 2023
Obligations of states and political subdivisions	$600	$—	$35	$565
Mortgage-backed securities	90,629	6	17,938	72,697
Total held-to-maturity securities	$91,229	$6	$17,973	$73,262
At December 31, 2024, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $33,994 as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2024, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2024, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $339 and mortgage-backed securities with a carrying value of $1,766 as collateral against specific municipal deposits. As of December 31, 2024, the Bank also has mortgage-backed securities with a carrying value of $506 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the twelve-month period ended December 31, 2024, there were no sales of available-for-sale securities. In June 2024, senior debt of a community development financial institution, classified as available-for-sale securities with a carrying value of $2,082, was exchanged for preferred equity of the financial institution’s operating subsidiary. The exchange resulted in the recognition of $168 of unrealized losses on available-for-sale securities, previously included in other comprehensive income, as well as an additional $270 loss, for a total loss of $438. This total loss of $438 was recognized on the June 30, 2024, consolidated statement of operations as net losses on equity securities.
For the twelve-month period ended December 31, 2023, gross sales of available-for-sale securities were $5,105. Gross gains on sale of available-for-sale securities for the twelve-month period ending December 31, 2023, were $12. Gross losses on sale of available-for-sale securities for the twelve-month period ended December 31, 2023, were $0.
The estimated fair value of available-for-sale securities at December 31, 2024 and December 31, 2023, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain securities due to the call feature. Securities not due at a single maturity date are shown separately.

	December 31, 2024		December 31, 2023
Available-for-sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,526	$4,487	$—	$—
Due after one year through five years	8,652	8,715	13,986	13,703
Due after five years through ten years	41,380	38,033	45,549	39,701
Due after ten years	23,284	23,230	29,118	28,859
Total securities with contractual maturities	77,842	74,465	88,653	82,263
Mortgage-backed securities	87,762	68,386	91,091	73,480
Total available-for-sale securities	$165,604	$142,851	$179,744	$155,743

	December 31, 2024		December 31, 2023
Held-to-maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$100	$100	$100
Due after one year through five years	400	378	500	465
Due after five years through ten years	—	—	—	—
Total securities with contractual maturities	500	478	600	565
Mortgage-backed securities	85,004	65,144	90,629	72,697
Total held-to-maturity securities	$85,504	$65,622	$91,229	$73,262

Securities with unrealized losses for which an allowance for credit losses has not been recorded at December 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available-for-sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2024
U.S. government agency obligations	$5,472	$25	$3,334	$103	$8,806	$128
Mortgage-backed securities	2,732	112	65,654	19,264	68,386	19,376
Corporate debt securities	—	—	36,806	3,326	36,806	3,326
Asset-backed securities	939	1	12,210	104	13,149	105
Total	$9,143	$138	$118,004	$22,797	$127,147	$22,935
December 31, 2023
U.S. government agency obligations	$3,776	$5	$3,627	$151	$7,403	$156
Mortgage-backed securities	—	—	73,476	17,611	73,476	17,611
Corporate debt securities	3,350	76	35,916	5,914	39,266	5,990
Asset-backed securities	3,348	22	20,008	317	23,356	339
Total	$10,474	$103	$133,027	$23,993	$143,501	$24,096

At December 31, 2024, no ACL was established for available-for-sale securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.
At December 31, 2024, no ACL was established for held-to-maturity securities based on the composition of the securities portfolio.
All of our available-for-sale and held-to-maturity investment securities are investment grade securities.

NOTE 3 – LOANS, ALLOWANCE FOR CREDIT LOSSES
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
Consumer installment loans are comprised of other consumer loans secured primarily by automobiles and other personal assets and originated indirect paper loans secured primarily by boats and recreational vehicles. Consumer loan underwriting terms often depend on the collateral type, debt to income ratio and the borrower’s creditworthiness as evidenced by their credit score. In the event of a consumer installment loan default, collateral value alone may not provide an adequate source of repayment of the outstanding loan balance. This shortage is a result of the greater likelihood of damage, loss and depreciation for consumer based collateral.

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2024, and December 31, 2023, follows:

	December 31, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$707,009	51.7%	$748,447	51.2%
Agricultural real estate	72,738	5.3%	83,157	5.7%
Multi-family real estate	220,706	16.1%	228,004	15.6%
Construction and land development	78,146	5.7%	110,218	7.5%
C&I/Agricultural operating:
Commercial and industrial	115,535	8.4%	121,190	8.3%
Agricultural operating	31,017	2.3%	25,695	1.8%
Residential mortgage:
Residential mortgage	131,892	9.6%	128,479	8.8%
Purchased HELOC loans	2,956	0.2%	2,880	0.2%
Consumer installment:
Originated indirect paper	3,970	0.3%	6,535	0.4%
Other consumer	5,012	0.4%	6,187	0.4%
Total loans receivable	$1,368,981	100%	$1,460,792	100%
Less Allowance for credit losses	(20,549)		(22,908)
Net loans receivable	$1,348,432		$1,437,884

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

As of December 31, 2024, and December 31, 2023, there were no loans classified as doubtful with a risk rating of 8 and no loans classified as loss with a risk rating of 9.

Residential and consumer loans are typically not rated until they are past due 90 days at month-end which is why they are classified as pass graded 1 - 5 and once 90 days past due at month-end or nonaccrual, get assigned a grade 7.

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of December 31, 2024, and gross charge-offs for the twelve months ended December 31, 2024:

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$49,580	$76,381	$123,806	$207,155	$89,539	$141,264	$7,669	$—	$695,394
Risk rating 6	173	1,406	2,238	138	—	—	—	—	3,955
Risk rating 7	—	—	553	2,445	214	4,448	—	—	7,660
Total	$49,753	$77,787	$126,597	$209,738	$89,753	$145,712	$7,669	$—	$707,009
Current period gross charge-offs	$—	$—	$—	$39	$—	$—	$—	$—	$39
Agricultural real estate
Risk rating 1 to 5	$3,556	$10,870	$17,160	$10,098	$7,335	$16,642	$715	$—	$66,376
Risk rating 6	—	—	—	—	—	140	—	—	140
Risk rating 7	—	202	477	5,102	—	441	—	—	6,222
Total	$3,556	$11,072	$17,637	$15,200	$7,335	$17,223	$715	$—	$72,738
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Risk rating 1 to 5	$8,777	$7,790	$40,426	$101,213	$43,115	$19,005	$380	$—	$220,706
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$8,777	$7,790	$40,426	$101,213	$43,115	$19,005	$380	$—	$220,706
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$23,832	$25,102	$10,186	$346	$1,297	$868	$16,412	$—	$78,043
Risk rating 6	—	—	—	—	—	103	—	—	103
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$23,832	$25,102	$10,186	$346	$1,297	$971	$16,412	$—	$78,146
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$17,599	$13,049	$28,343	$13,629	$8,787	$4,197	$24,809	$—	$110,413
Risk rating 6	—	—	3,062	13	—	—	292	626	3,993
Risk rating 7	—	500	74	401	—	—	154	—	1,129
Total	$17,599	$13,549	$31,479	$14,043	$8,787	$4,197	$25,255	$626	$115,535
Current period gross charge-offs	$—	$131	$7	$—	$5	$—	$—	$—	$143
Agricultural operating
Risk rating 1 to 5	$3,373	$3,062	$3,144	$563	$198	$1,884	$17,609	$—	$29,833
Risk rating 6	—	49	—	37	240	—	65	—	391
Risk rating 7	—	—	473	320	—	—	—	—	793
Total	$3,373	$3,111	$3,617	$920	$438	$1,884	$17,674	$—	$31,017
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$13,400	$28,598	$30,386	$7,369	$2,141	$30,004	$17,349	$—	$129,247
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	130	—	—	2,507	8	—	2,645
Total	$13,400	$28,598	$30,516	$7,369	$2,141	$32,511	$17,357	$—	$131,892
Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$2,839	$—	$2,839
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	117	—	117
Total	$—	$—	$—	$—	$—	$—	$2,956	$—	$2,956
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$3,944	$—	$—	$3,944
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	26	—	—	26
Total	$—	$—	$—	$—	$—	$3,970	$—	$—	$3,970
Current period gross charge-offs	$—	$—	$—	$—	$—	$17	$—	$—	$17
Other consumer
Risk rating 1 to 5	$1,519	$1,229	$811	$385	$341	$214	$511	$—	$5,010
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	2	—	—	—	—	—	—	—	2
Total	$1,521	$1,229	$811	$385	$341	$214	$511	$—	$5,012
Current period gross charge-offs	$—	$4	$3	$1	$—	$—	$10	$—	$18
Total loans receivable	$121,811	$168,238	$261,269	$349,214	$153,207	$225,687	$88,929	$626	$1,368,981
Total current period gross charge-offs	$—	$135	$10	$40	$5	$21	$10	$—	$221

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

     Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the twelve months ended December 31, 2024 and December 31, 2023. A summary of the changes in those loans is as follows:

	Twelve months ended	Twelve months ended
	December 31, 2024	December 31, 2023
Balance—beginning of period	$36,592	$38,410
New loan originations	1,006	624
Repayments	(2,856)	(2,442)
Balance—end of period	$34,742	$36,592
Available and unused lines of credit	$19	$603

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
The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the twelve months ended December 31, 2024 and December 31, 2023:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Twelve months ended December 31, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,784	$1,105	$2,744	$275	$22,908
Charge-offs	(39)	(143)	(4)	(35)	(221)
Recoveries	56	36	7	22	121
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	(2,285)	332	(258)	(48)	(2,259)
ACL - Loans, at end of period	$16,516	$1,330	$2,489	$214	$20,549

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Unallocated	Total
Twelve months ended December 31, 2023
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$14,085	$2,318	$599	$129	$808	$17,939
Cumulative effect of ASU 2016-13 adoption	4,510	(331)	1,119	216	(808)	4,706
Charge-offs	(46)	—	(78)	(36)	—	(160)
Recoveries	489	47	42	33	—	611
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	(254)	(929)	1,062	(67)	—	(188)
ACL - Loans, at end of period	$18,784	$1,105	$2,744	$275	$—	$22,908
Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $334 at December 31, 2024 and $1,250 at December 31, 2023, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the twelve months ended December 31, 2024 and December 31, 2023.

	December 31, 2024 and Twelve Months Ended	December 31, 2023 and Twelve Months Ended
ACL - Unfunded Commitments - beginning of period	$1,250	$—
Cumulative effect of ASU 2016-13 adoption	—	1,537
Reversals to ACL - Unfunded Commitments via provision for credit losses charged to operations	(916)	(287)
ACL - Unfunded Commitments - End of period	$334	$1,250

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of December 31, 2024 and December 31, 2023, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
December 31, 2024
Commercial/Agricultural real estate:
Commercial real estate	$857	$322	$367	$1,546	$705,463	$707,009
Agricultural real estate	26	—	556	582	72,156	72,738
Multi-family real estate	—	—	—	—	220,706	220,706
Construction and land development	—	—	—	—	78,146	78,146
C&I/Agricultural operating:
Commercial and industrial	566	50	564	1,180	114,355	115,535
Agricultural operating	—	—	793	793	30,224	31,017
Residential mortgage:
Residential mortgage	1,873	796	500	3,169	128,723	131,892
Purchased HELOC loans	—	—	117	117	2,839	2,956
Consumer installment:
Originated indirect paper	25	—	—	25	3,945	3,970
Other consumer	27	—	—	27	4,985	5,012
Total	$3,374	$1,168	$2,897	$7,439	$1,361,542	$1,368,981

(Loan balances at amortized cost)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Greater Than 89 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual Loans	Total Past Due Accruing and Nonaccrual Loans	Current	Total Loans
December 31, 2023
Commercial/Agricultural real estate:
Commercial real estate	$50	$308	$—	$358	$10,359	$10,717	$737,730	$748,447
Agricultural real estate	—	—	—	—	391	391	82,766	83,157
Multi-family real estate	—	—	—	—	—	—	228,004	228,004
Construction and land development	—	—	—	—	54	54	110,164	110,218
C&I/Agricultural operating:
Commercial and industrial	248	—	—	248	—	248	120,942	121,190
Agricultural operating	—	—	—	—	1,180	1,180	24,515	25,695
Residential mortgage:
Residential mortgage	826	350	387	1,563	1,167	2,730	125,749	128,479
Purchased HELOC loans	117	—	—	117	—	117	2,763	2,880
Consumer installment:
Originated indirect paper	66	—	—	66	15	81	6,454	6,535
Other consumer	38	—	2	40	18	58	6,129	6,187
Total	$1,345	$658	$389	$2,392	$13,184	$15,576	$1,445,216	$1,460,792

Nonaccrual Loans - The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated at December 31, 2024 and December 31, 2023, with no allowance for credit losses:

December 31, 2024	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due Over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$4,594	$4,374	$—
Agricultural real estate	6,222	6,020	—
Multi-family real estate	—	—	—
Construction and land development	103	103	—
C&I/Agricultural operating:
Commercial and industrial	597	564	—
Agricultural operating	793	793	—
Residential mortgage:
Residential mortgage	741	548	186
Purchased HELOC loans	117	117	—
Consumer installment:
Originated indirect paper	1	1	—
Other consumer	—	—	—
Total	$13,168	$12,520	$186

December 31, 2023	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses
Commercial/Agricultural real estate:
Commercial real estate	$10,359	$10,347
Agricultural real estate	391	391
Multi-family real estate	—	—
Construction and land development	54	54
C&I/Agricultural operating:
Commercial and industrial	—	—
Agricultural operating	1,180	1,180
Residential mortgage:
Residential mortgage	1,167	934
Purchased HELOC loans	—	—
Consumer installment:
Originated indirect paper	15	15
Other consumer	18	18
Total	$13,184	$12,939

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
The amount of interest income recognized by the Company for the twelve months ended December 31, 2024 and December 31, 2023, due to nonaccrual loan payoffs was $473 and $505, respectively.
Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. However, if it is probable that the Company will foreclose on the collateral, the use of the fair value of the collateral to calculate the allowance for credit loss is required. The following table presents the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of December 31, 2024 and December 31, 2023.

	Collateral Type
December 31, 2024	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$9,004	$—	$9,004	$6,597	$2,407	$258
Agricultural real estate	6,222	—	6,222	6,020	202	99
Multi-family real estate	—	—	—	—	—	—
Construction and land development	103	—	103	103	—	—
C&I/Agricultural operating:
Commercial and industrial	—	1,806	1,806	1,146	660	49
Agricultural operating	—	793	793	793	—	—
Residential mortgage:
Residential mortgage	3,066	—	3,066	2,773	293	49
Purchased HELOC loans	—	—	—	—	—	—
Consumer installment:
Originated indirect paper	—	25	25	25	—	—
Other consumer	—	2	2	2	—	—
Total	$18,395	$2,626	$21,021	$17,459	$3,562	$455
There were no outstanding commitments to borrowers experiencing financial difficulty as of December 31, 2024. There were unused lines of credit totaling $135 on loans with borrowers experiencing financial difficulties as of December 31, 2024.

	Collateral Type
December 31, 2023	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$15,086	$—	$15,086	$11,350	$3,736	$703
Agricultural real estate	6,605	—	6,605	6,605	—	—
Multi-family real estate	—	—	—	—	—	—
Construction and land development	313	—	313	313	—	—
C&I/Agricultural operating:
Commercial and industrial	—	2,219	2,219	2,219	—	—
Agricultural operating	—	1,181	1,181	1,181	—	—
Residential mortgage:
Residential mortgage	3,145	—	3,145	2,591	554	88
Purchased HELOC loans	—	—	—	—	—	—
Consumer installment:
Originated indirect paper	—	44	44	44	—	—
Other consumer	—	29	29	29	—	—
Total	$25,149	$3,473	$28,622	$24,332	$4,290	$791

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the twelve months ended December 31, 2024:

	Term Extension
Loan Class	Amortized Cost Basis at December 31, 2024	% of Total Class of Financing Receivables
Commercial real estate	$225	0.03%
Commercial and industrial	$741	0.64%
Residential mortgage	$20	0.02%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at December 31, 2024	% of Total Class of Financing Receivables
Commercial real estate	$1,182	0.17%
Commercial and industrial	$822	0.71%
Residential mortgage	$236	0.18%

	Term Extension and Principal Forgiveness
Loan Class	Amortized Cost Basis at December 31, 2024	% of Total Class of Financing Receivables
Other consumer	$2	0.04%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024:

Term Extension
Loan Class	Financial Effect
Commercial real estate	A weighted average of 6 months was added to the term of the loans
Commercial and industrial	A weighted average of 13 months was added to the term of the loans
Residential mortgage	A weighted average of 54 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Commercial real estate	Payments were deferred a weighted average of 3 months
Commercial and industrial	Payments were deferred a weighted average of 3 months
Residential mortgage	Payments were deferred a weighted average of 3 months

Term Extension and Principal Forgiveness
Loan Type	Financial Effect
Other Consumer	A weighted average of 3 months was added to the term of the loan and a principal balance of $2 was forgiven

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the twelve months ended December 31, 2023:

	Term Extension
Loan Class	Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivables
Commercial real estate	$4,694	0.63%
Commercial and industrial	$2,200	1.82%
Residential mortgage	$35	0.03%
Other consumer	$1	0.02%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivables
Residential mortgage	$69	0.05%
Other consumer	$19	0.31%

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
The following table shows the performance of such loans that have been modified during the twelve months ended December 31, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$1,407	$—	$—	$—
Commercial and industrial	1,513	—	50	—
Residential mortgage	256	—	—	—
Other consumer	2	—	—	—
Total	$3,178	$—	$50	$—

The following table shows the performance of such loans that have been modified during the twelve months ended December 31, 2023.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$4,694	$—	$—	$—
Commercial and industrial	2,200	—	—	—
Residential mortgage	35	—	69	—
Other consumer	20	—	—	—
Total	$6,949	$—	$69	$—

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of December 31, 2024 and December 31, 2023, were $479,578 and $495,531, respectively, and consisted of one-to-four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $2,430 and $2,665, at December 31, 2024 and December 31, 2023, respectively.
Mortgage servicing rights activity for the years ended December 31, 2024 and December 31, 2023, were as follows:

	As of and for the twelve months ended	As of and for the twelve months ended
	December 31, 2024	December 31, 2023
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$3,865	$4,262
Increase in mortgage servicing rights resulting from transfers of financial assets	332	218
Amortization during the period	(534)	(615)
Mortgage servicing rights, end of period	3,663	3,865
Valuation allowance, beginning of period	—	—
Additions	(41)	—
Recoveries	41	—
Valuation allowance, end of period	—	—
Mortgage servicing rights, net	$3,663	$3,865
Fair value of mortgage servicing rights, end of period	$5,227	$5,589
Residential mortgage loans serviced for others	$479,578	$495,531
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $1,236 and $1,292 for the years ended December 31, 2024 and December 31, 2023, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at December 31, 2024, was determined using discount rates ranging from 10.000% to 13.000%. Fair value at December 31, 2023, was determined using discount rates ranging from 9.375% to 12.375%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

The estimated amortization expense is based on existing mortgage servicing asset balances. The timing of amortization expense actually recognized in future periods may differ significantly based on actual prepayment speeds, mortgage interest rates and other factors.
At December 31, 2024, the estimated future aggregate amortization expense for the mortgage servicing rights is as follows.

Amortization Expense
2025	$552
2026	476
2027	400
2028	340
2029	300
After 2029	1,595
Total	$3,663
NOTE 5 - OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment for each of the periods shown below consisted of the following:

	December 31, 2024	December 31, 2023
Land	$3,876	$3,783
Buildings	16,210	16,093
Furniture, equipment and vehicles	11,554	11,096
Subtotals	31,640	30,972
Less--Accumulated depreciation	(14,565)	(12,599)
Office properties and equipment, net	$17,075	$18,373
Depreciation expense was $2,174 for the year ended December 31, 2024, and $2,371 for the year ended December 31, 2023, which is included in Occupancy on the consolidated statements of operations.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS
Goodwill— The beginning and ending balance of goodwill was $31,498 during the periods ended December 31, 2024 and December 31, 2023. There were no changes to goodwill during either period.

Intangible assets--Intangible assets consist of core deposit intangibles arising from various bank acquisitions. A summary of intangible assets and related amortization for the periods shown below follows:

	Year ended	Year Ended
	December 31, 2024	December 31, 2023
Gross carrying amount	$12,180	$12,180
Accumulated amortization	(11,201)	(10,486)
Net book value	$979	$1,694
Amortization during the period	$715	$755
At December 31, 2024, the estimated future aggregate amortization expense for the intangible assets are as follows:

Intangible Assets
2025	$584
2026	395
Total	$979

NOTE 7 - LEASES
We have operating leases for 1 corporate office, 3 bank branch offices,1 former bank branch office, and 1 ATM location. Our leases have remaining lease terms of 0.75 years to 3.50 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of December 31, 2024, we have no additional lease commitments that have not yet commenced. Lease costs are included in non-interest expense/occupancy in the consolidated statement of operations. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Twelve Months Ended
	December 31, 2024	December 31, 2023
The components of total lease costs were as follows:
Operating lease cost	$450	$508
Variable lease cost	112	84
Total lease cost	$562	$592

The components of total lease income were as follows:
Operating lease income	$59	$41

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$546	$545
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$225

	December 31, 2024	December 31, 2023
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets (1)	$815	$1,477
Operating lease liabilities (2)	$1,076	$1,686

Weighted average remaining lease term in years; operating leases	3.08	3.94
Weighted average discount rate; operating leases	3.15%	3.20%
(1) Operating lease right-of-use assets are recorded as other assets in the consolidated balance sheets.
(2) Operating lease liabilities are recorded as other liabilities in the consolidated balance sheets.

Cash obligations and receipts under lease contracts as of December 31, 2024, are as follows:

Fiscal years ending December 31,	Payments	Receipts
2025	$486	$71
2026	416	37
2027	351	17
2028	129	16
2029	—	11
Thereafter	—	—
Total lease payments	1,382	$152
Less: effects of discounting	(306)
Lease liability recognized	$1,076
In November of 2024, we announced the closure of our Faribault, Minnesota branch in February 2025. We considered the branch closure a triggering event and the remaining right of use asset will be amortized ratably over the period from the closure decision to the closure date. In 2024, an additional $46 amortization expense was recorded in other non-interest expense in the consolidated statements of operations.
In June of 2024, we closed our St Peter, Minnesota branch. In November of 2024, the St Peter lease was terminated. The net impact of the right of use asset write down and lease termination was a net cost of $77 recorded in 2024. This lease termination cost is included in other non-interest expense in the consolidated statements of operations.
In 2024, we recorded the remaining impairment of $66 for the Red Wing lease, previously closed in November 2022. This impairment loss is included in other non-interest expense in the consolidated statements of operations.

NOTE 8 - DEPOSITS
The following is a summary of deposits by type at December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024	December 31, 2023
Non interest bearing demand deposits	$252,656	$265,704
Interest bearing demand deposits	355,750	343,276
Savings accounts	159,821	176,548
Money market accounts	369,534	374,055
Certificate accounts	350,387	359,509
Total deposits	$1,488,148	$1,519,092

At December 31, 2024, the scheduled maturities of time deposits were as follows:

2025	$329,638
2026	13,422
2027	988
2028	6,059
2029	280
Total	$350,387
Time deposits of $250 or more were $68,977 and $103,802 at December 31, 2024 and December 31, 2023, respectively. Brokered deposits were $19,125 and $98,259 at December 31, 2024 and December 31, 2023, respectively.
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at December 31, 2024 and December 31, 2023, amounted to $38,889, and $33,929, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
    A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2024 and December 31, 2023, is as follows:

	December 31, 2024				December 31, 2023
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3), (4)	2024	$—	—%	—%	2024	$64,530	—%	5.45%
	2025	5,000	1.45%	1.45%	2025	5,000	1.45%	1.45%
					2028	10,000	3.82%	3.82%

Federal Home Loan Bank advances		$5,000				$79,530

Other borrowings:
Senior notes (5)	2039	$12,000	6.75%	7.75%	2034	$18,083	6.75%	7.75%

Subordinated notes (6)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%
		$50,000				$50,000

Unamortized debt issuance costs		(394)				(618)
Total other borrowings		$61,606				$67,465

Totals		$66,606				$146,995
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had pledged balances of $1,075,001 and $1,106,267 at December 31, 2024 and 2023, respectively. At December 31, 2024, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $424,658 compared to $370,569 as of December 31, 2023.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $81,000 and $217,530, during the twelve months ended December 31, 2024 and December 31, 2023, respectively.
(3) The weighted-average interest rates on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2024 and December 31, 2023, were 1.45% and 4.16%, respectively.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The letters of credit balances were $209,750 and $452,280 at December 31, 2024 and 2023, respectively.
Federal Funds Purchased Lines of Credit
As of December 31, 2024, the Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70,000. As of December 31, 2023, the Bank maintained three unsecured federal funds purchased lines of credit with its banking partners which totaled $70,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of December 31, 2024 or December 31, 2023.
Federal Reserve Borrowings
At December 31, 2024 and 2023, the Bank had the ability to borrow $24,942 and $22,417 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $33,994 and $29,191 as of December 31, 2024 and 2023, respectively. There were no Federal Reserve borrowings outstanding as of December 31, 2024 and 2023.

NOTE 10 - CAPITAL MATTERS
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2024 and 2023, the most recent notifications from our regulatory agency categorized the Bank as “Well Capitalized” under the regulatory framework for Prompt Corrective Action. There are no conditions or events since these notifications that management believes have changed the Bank’s category.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2024 and 2023, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2024
Total capital (to risk weighted assets)	$225,432	15.6%	$115,755	> =	8.0%	$144,693	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,749	14.4%	86,816	> =	6.0%	115,755	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,749	14.4%	65,112	> =	4.5%	94,051	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,749	11.9%	69,787	> =	4.0%	87,234	> =	5.0%
As of December 31, 2023
Total capital (to risk weighted assets)	$228,092	14.6%	$124,883	> =	8.0%	$156,104	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,726	13.4%	93,662	> =	6.0%	124,883	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,726	13.4%	70,247	> =	4.5%	101,468	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,726	11.5%	72,479	> =	4.0%	90,599	> =	5.0%
The Company’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2024 and 2023, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of December 31, 2024
Total capital (to risk weighted assets)	$232,926	16.1%	$115,914	> =	8.0%
Tier 1 capital (to risk weighted assets)	165,243	11.4%	86,936	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	165,243	11.4%	65,202	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	165,243	9.5%	69,867	> =	4.0%
As of December 31, 2023
Total capital (to risk weighted assets)	$230,160	14.7%	$124,883	> =	8.0%
Tier 1 capital (to risk weighted assets)	160,794	10.3%	93,662	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	160,794	10.3%	70,247	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	160,794	8.9%	72,479	> =	4.0%
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
The following table reflects the annual cash dividend paid in the years ended December 31, 2024 and 2023, respectively.

	December 31, 2024	December 31, 2023
Cash dividends per share	$0.32	$0.29
Stockholder record date	02/09/2024	02/03/2023
Dividend payment date	02/23/2024	02/17/2023

NOTE 11 - COMMITMENTS AND CONTINGENCIES
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
The following table presents a summary of commitments described below as of December 31, 2024 and 2023, respectively:

	Contract or Notional Amount at December 31,	Contract or Notional Amount at December 31,
	2024	2023
Commitments to extend credit	$137,038	$210,423
Commercial standby letter of credit	$2,061	$2,116
Commitment to contribute capital to SBIC	$1,800	$1,800
Commitment to contribute capital to investment company	$1,140	$1,590
Commitments to extend credit—Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Letters of credit—Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans. The Company has recorded no liability associated with standby letters of credit as of December 31, 2024 and 2023.
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
The Company sells the guaranteed portions of SBA 7(a) and 504 loans to third parties. The Company has a continuing involvement in each of the transferred lending arrangements by way of relationship management and servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program and standard representations and warranties related to sold amounts. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Company, the SBA may require the Company to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Company. The Company must comply with applicable SBA regulations in order to maintain the guarantee. In addition, the Company retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults.
Management has assessed estimated losses inherent in the outstanding portions of the SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $420 and $0 at December 31, 2024 and 2023, respectively, which is reported in other liabilities on the Consolidated Balance Sheets.

	As of and For the Year Ended December 31,
	2024	2023
Balance at the beginning of the period	$—	$—
SBA recourse provision	420	—
Balance at the end of the period	$420	$—

NOTE 12 - RETIREMENT PLAN
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $628 and $651 for the year ended December 31, 2024 and 2023, respectively.

NOTE 13 - STOCK-BASED AND OTHER COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of December 31, 2024, 315,947 restricted shares had been granted under this plan. This amount includes 8,805 shares of performance based restricted stock granted in 2021 and issued in January 2024 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2021 and ending December 31, 2023. This amount also includes 18,551 shares of performance based restricted stock granted in 2020 and issued in January 2023 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2020 and ending December 31, 2022. As of December 31, 2024, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of December 31, 2024, there are no awarded unvested restricted shares and 52,000 awarded unexercised options remaining from the plan. Options granted under this plan vested pro rata over a five-year period from the grant date and were fully vested as of October 2022. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $631 and $722 for the years ended December 31, 2024 and 2023, respectively. The remaining unrecognized compensation expense on restricted stock awards is $187 at December 31, 2024.
Restricted Common Stock Awards

	Year ended		Year ended
	December 31, 2024		December 31, 2023
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	75,601	$12.41	75,626	$12.30
Granted	16,955	11.88	50,606	12.36
Vested	(53,139)	12.19	(45,879)	12.24
Forfeited	(246)	11.88	(4,752)	11.78
Unvested and outstanding at end of period	39,171	$12.48	75,601	$12.41

	December 31, 2024
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	41,993	$12.61
Granted	—	—
Vested and issued	(8,805)	10.78
Forfeited	—	—
Unvested at end of period	33,188	$13.09

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Year ended December 31, 2024
Outstanding at beginning of year	54,000	$11.59
Exercised	(2,000)	11.00
Forfeited or expired	—	—
Outstanding at end of period	52,000	$11.62	1.85	$243
Exercisable at end of period	52,000	$11.62	1.85	$243
Year ended December 31, 2023
Outstanding at beginning of year	58,000	$11.51
Exercised	(3,000)	9.21
Forfeited or expired	(1,000)	13.76
Outstanding at end of year	54,000	$11.59	2.84	$46
Exercisable at end of year	54,000	$11.59	2.84	$46
Information related to the 2008 Equity Incentive Plan during each period follows:

	Year ended December 31,	Year ended December 31,
	2024	2023
Intrinsic value of options exercised	$12	$2
Cash received from options exercised	$22	$28
Tax benefit realized from options exercised	$—	$—
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
At the end of each reporting period, the Company estimates its potential liability related to the Plan and records any change to this liability as compensation expense in the consolidated statement of operations. At December 31, 2024, the related liability was $190, which is included in other liabilities on the consolidated balance sheet. For the year ended December 31, 2024, the Company recorded related expense of $190, which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations.

NOTE 14 – INCOME TAXES
Income tax expense (benefit) for each of the periods shown below consisted of the following:

	Year ended December 31,	Year ended December 31,
	2024	2023
Current tax provision
Federal	$2,742	$5,081
State	578	448
	3,320	5,529
Deferred tax provision (benefit)
Federal	496	(1,373)
State	(1,235)	(105)
	(739)	(1,478)
Change in valuation allowance	1,118	1,822
Total	$3,699	$5,873

The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as result of the following differences:

	Year ended December 31,		Year ended December 31,
	2024		2023
	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$3,665	21.0%	$3,976	21.0%
State income taxes, net of federal	(519)	(3.0)%	271	1.4%
Tax credits	(210)	(1.2)%	—	—%
Bank owned life insurance	(162)	(0.9)%	(146)	(0.8)%
Tax exempt interest	(81)	(0.5)%	(52)	(0.3)%
Change in valuation allowance	1,118	6.4%	1,822	9.6%
Other	(112)	(0.6)%	2	0.1%
Total	$3,699	21.2%	$5,873	31.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and December 31, 2023, respectively:

	Year ended December 31,	Year ended December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$5,361	$6,104
Deferred loan costs/fees	574	632
Restricted stock	231	184
Economic performance accruals	988	769
Other real estate owned	314	230
Loan discounts	218	304
Lease liability	276	426
Net operating loss	970	—
Net unrealized losses on securities available-for-sale	6,333	6,702
Other	199	22
Deferred tax assets	$15,464	$15,373
Deferred tax liabilities:
Office properties and equipment	(2,160)	(2,132)
Federal Home Loan Bank stock	(121)	(119)
Core deposit intangible	(788)	(852)
Net gain on equity securities	(715)	(762)
Prepaid expenses	(233)	(230)
Mortgage servicing rights	(940)	(977)
Leases; right of use asset	(209)	(373)
Deferred tax liabilities	$(5,166)	$(5,445)
Valuation allowance	(2,852)	(1,822)
Net deferred tax assets	$7,446	$8,106
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies”, above. Management determined a valuation allowance of $2,852 was necessary at December 31, 2024, and a valuation allowance of $1,822 was necessary at December 31, 2023, due to changes in the realization of deferred tax assets due to a Wisconsin change in the non-taxation of loans under $5 million reducing the effective tax rate.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2024, years open to examination by the U.S. Internal Revenue Service include taxable years ended December 31, 2021 to present. The years open to examination by state and local government authorities varies by jurisdiction.
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
The fair value of securities available-for-sale is determined by obtaining market price quotes from independent third parties wherever such quotes are available (Level 1 inputs); or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Where such quotes are not available, we utilize independent third party valuation analysis to support our own estimates and judgments in determining fair value (Level 3 inputs).

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Investment securities:
U.S. government agency obligations	$13,753	$—	$13,753	$—
Mortgage-backed securities	68,386	—	68,386	—
Corporate debt securities	41,716	—	41,716	—
Asset-backed securities	18,996	—	18,996	—
Total investment securities	142,851	—	142,851	—
Equity investments:
Farmer Mac equity securities	569	569
Preferred equity	1,362	—	—	1,362
Equity investments measured at NAV(1)	2,771	—	—	—
Total equity investments	4,702	569	—	1,362
Total	$147,553	$569	$142,851	$1,362

December 31, 2023
Investment securities:
U.S. government agency obligations	$16,576	$—	$16,576	$—
Mortgage-backed securities	73,480	—	73,480	—
Corporate debt securities	41,174	—	41,174	—
Corporate asset backed securities	24,513	—	24,513	—
Total Investment Securities	155,743	—	155,743	—
Equity investments:
Farmer Mac equity securities	557	557	—	—
Equity investments measured at NAV(1)	2,727	—	—	—
Total equity investments	3,284	557	—	—
Total	$159,027	$557	$155,743	$—
(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to                         permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
During the three months ended June 30, 2024, senior debt of a community development financial institution, classified as available-for-sale securities was exchanged for preferred equity of the financial institution’s operating subsidiary. At December 31, 2024, the Company owned $1,362 preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value. For the year ended December 31, 2023, the Company did not own any securities for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.

During the year ended December 31, 2024, $2,082 of senior debt, previously measured as a Level 1 instrument, was exchanged for preferred equity, now measured as a Level 3 instrument, resulting in a transfer out of Level 1 fair value measurement to Level 3 fair value measurement. The exchange resulted in the recognition of $168 of unrealized losses on available-for-sale securities during the year ended December 31, 2024, previously included in other comprehensive income, as well as an additional $270 loss, for a total loss of $438. This total loss of $438 was recognized on the consolidated statement of operations as net losses on equity securities. There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements relating to the available-for-sale securities above during the twelve months ended December 31, 2023. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the year ended December 31, 2023, respectively.

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2024 and December 31, 2023:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Foreclosed and repossessed assets, net	$915	$—	$—	$915
Collateral dependent loans	3,107	—	—	3,107
Mortgage servicing rights	3,663	—	—	5,227
Total	$7,685	$—	$—	$9,249
December 31, 2023
Foreclosed and repossessed assets, net	$1,795	$—	$—	$1,795
Collateral dependent loans	3,499	—	—	3,499
Mortgage servicing rights	3,865	—	—	5,589
Total	$9,159	$—	$—	$10,883
The fair value of collateral dependent loans with allowances was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting collateral dependent loans.
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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at December 31, 2024 and December 31, 2023.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
December 31, 2024
Foreclosed and repossessed assets, net	$915	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans with allocated allowances	$3,107	Appraisal value / Internal collateral valuations	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,227	Discounted cash flows	Discounted rates	10% - 13%
December 31, 2023
Foreclosed and repossessed assets, net	$1,795	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans with allocated allowances	$3,499	Appraisal value / Internal collateral valuations	Estimated costs to sell	10% - 15%
Mortgage servicing rights	$5,589	Discounted cash flows	Discounted rates	9.375% - 12.375%
(1)     Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
(2)     The fair value basis of collateral dependent loans, and real estate owned may be adjusted to reflect management estimates of disposal costs including, but not limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		December 31, 2024		December 31, 2023
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$50,172	$50,172	$37,138	$37,138
Securities available-for-sale "AFS"	(Level II)	142,851	142,851	155,743	155,743
Securities held-to-maturity "HTM"	(Level II)	85,504	65,622	91,229	73,262
Farmer Mac equity securities	(Level I)	569	569	557	557
Preferred equity	(Level III)	1,362	1,362	—	—
Equity investments valued at NAV (1)	N/A	2,771	N/A	2,727	2,727
Other investments	(Level II)	12,500	12,500	15,725	15,725
Loans receivable, net	(Level III)	1,348,432	1,315,657	1,437,884	1,374,387
Loans held for sale - Residential mortgage	(Level I)	441	441	1,134	1,134
Loans held for sale - SBA / FSA	(Level II)	888	888	4,639	4,639
Mortgage servicing rights	(Level III)	3,663	5,227	3,865	5,589
Accrued interest receivable	(Level I)	5,653	5,653	5,409	5,409
Financial liabilities:
Deposits	(Level III)	$1,488,148	$1,487,492	$1,519,092	$1,517,361
FHLB advances	(Level II)	5,000	4,979	79,530	79,087
Other borrowings	(Level II)	61,606	58,625	67,465	59,743
Accrued interest payable	(Level I)	5,842	5,842	3,175	3,175
(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.

NOTE 16 - EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share is as follows:

	Year ended	Year ended
(Share count in thousands)	December 31, 2024	December 31, 2023
Basic
Net income attributable to common shareholders	$13,751	$13,059
Weighted average common shares outstanding	10,257	10,469
Basic earnings per share	$1.34	$1.25
Diluted
Net income attributable to common shareholders	$13,751	$13,059
Weighted average common shares outstanding	10,257	10,469
Add: Dilutive stock options outstanding	6	1
Average shares and dilutive potential common shares	10,263	10,470
Diluted earnings per share	$1.34	$1.25
Additional common stock option shares that have not been included due to their antidilutive effect	20	40
Dilutive shares outstanding consist of exercisable stock options whose strike prices were less than the annual average closing price of the Company’s common stock. At December 31, 2024 and December 31, 2023, there were 20 and 40 exercisable stock options, respectively, with a potentially dilutive effect. However their strike prices were higher than the annual average closing prices of the Company’s common stock and thus, excluded from diluted shares outstanding.

NOTE 17 – OTHER COMPREHENSIVE INCOME
The following table shows the tax effects allocated to each component of other comprehensive income:

	For the year ended, December 31,			For the year ended, December 31,
	2024			2023
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$1,080	$(302)	$778	$364	$(27)	$337
Reclassification adjustment for gains included in net income	—	—	—	(12)	3	(9)
Reclassification for net loss on exchanged security, included in net income, net of tax	168	(38)	$130	—	—	—
Other comprehensive income	$1,248	$(340)	$908	$352	$(24)	$328
The changes in the accumulated balances for each component of other comprehensive income, net of tax for the years ended December 31, 2024 and December 31, 2023, were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Ending Balance, December 31, 2022	$(24,353)	$(17,656)
Current year-to-date other comprehensive income	352	328
Ending balance, December 31, 2023	$(24,001)	$(17,328)
Current year-to-date other comprehensive income	1,248	908
Ending balance, December 31, 2024	$(22,753)	$(16,420)
Reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2024 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Debt security exchanged for equity security	$(168)		Net (losses) gains on investment securities
Tax effect	38		Provision for income taxes
Total reclassifications for the period	$(130)		Net loss attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.
Reclassifications out of accumulated other comprehensive income (loss) for the twelve months ended December 31, 2023 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$12		Net gains (losses) on investment securities
Tax effect	(3)		Provision for income taxes
Total reclassifications for the period	$9		Net income attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

NOTE 18 - CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY
The following condensed balance sheets as of December 31, 2024 and 2023, and condensed statements of operations and cash flows for the years ended December 31, 2024 and 2023, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Condensed Balance Sheets

	December 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$17,786	$18,175
Equity investments	1,851	1,691
Other assets	383	402
Investment in subsidiary	221,589	221,267
Total assets	$241,609	$241,535
Liabilities and Stockholders' Equity
Other borrowings	$61,606	$67,465
Other liabilities	919	736
Total liabilities	62,525	68,201
Total stockholders’ equity	179,084	173,334
Total liabilities and stockholders’ equity	$241,609	$241,535
Statements of Operations

	Year ended December 31,	Year ended December 31,
	2024	2023
Interest income	$—	$—
Interest expense	3,875	4,184
Net interest expense	(3,875)	(4,184)
Dividend income from bank subsidiary	18,750	12,000
Non-interest (loss) gain	(15)	127
Non-interest expense	(898)	(762)
Net income before benefit for income taxes and equity in undistributed income of subsidiaries	13,962	7,181
Benefit for income taxes	1,006	1,073
Net earnings before equity in undistributed income of subsidiaries	14,968	8,254
Equity in undistributed income of subsidiaries	(1,217)	4,805
Net income	$13,751	$13,059

Statements of Cash Flows

	Year ended December 31,	Year ended December 31,
	2024	2023
Change in cash and cash equivalents:
Cash flows from operating activities:
Net income	$13,751	$13,059
Depreciation expense	—	12
Net valuation (loss) gain on equity securities	15	(127)
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(17,533)	(16,805)
Net change in:
Other assets	19	(28)
Other liabilities	183	(34)
Net cash used in operating activities	(3,565)	(3,923)
Cash flows from investing activities:
Purchase of equity investments	(450)	(750)
Equity investment capital distribution	275	132
Dividend from bank subsidiary	18,750	12,000
Net cash provided by (used in) investing activities	18,575	11,382
Cash flows from financing activities:
Amortization of debt issuance costs	224	223
Other borrowings principal reductions	(6,083)	(5,167)
Repurchase shares of common stock	(6,097)	(420)
Surrender of restricted shares of common stock	(119)	(129)
Common stock options exercised	22	28
Cash dividends paid	(3,346)	(3,040)
Net cash (used in) provided by financing activities	(15,399)	(8,505)
Net decrease in cash and cash equivalents	(389)	(1,046)
Cash and cash equivalents at beginning of year	18,175	19,221
Cash and cash equivalents at end of year	$17,786	$18,175

NOTE 19 - SEGMENT INFORMATION
The Company’s reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided about the performance of products and services offered in its banking operations. Banking operations consist primarily of lending, deposit and investment activities. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review the performance of various components of the business. Components of the Company’s business include various lending and deposit product offerings, the Company’s investment portfolio, banking branches and market geographies. The chief operating decision maker will evaluate the financial performance of the Company’s business components, such as by evaluating revenue, interest margins, significant expenses, and budget to actual operating results in assessing the Company’s segment and in determining the allocation of resources. The chief operating decision maker uses consolidated net income to benchmark the Company against competitors. Loans, investments, and deposits provide the revenue streams of the banking operation. Interest expense, provisions for credit losses, and compensation costs provide the significant expenses of the operation. All operations are domestic.

	Year ended December 31,	Year ended December 31,
	2024	2023

Interest and dividend income	$89,615	$84,248

Reconciliation of revenue
Other Revenue	10,107	10,250
Total consolidated revenues	99,722	94,498

Less:
Interest expense	43,141	35,899
Segment net interest income and non-interest income	56,581	58,599

Less:
(Negative) provision for credit losses	(3,175)	(475)
Compensation and related benefits (expense)	22,741	21,106
Other expenses	19,565	19,036
Provision for income taxes (expense)	3,699	5,873
Segment net income/consolidated net income	$13,751	$13,059

Other segment disclosures:
Interest income	$89,615	$84,248
Interest expense	$43,141	$35,899
Depreciation	$2,174	$2,371
Amortization	$715	$755
Other significant noncash items:
(Negative) provision for credit losses	$(3,175)	$(475)

Reconciliation of assets:
Total assets for reportable segments	$1,748,519	$1,851,391
Other assets	—	—
Total consolidated assets	$1,748,519	$1,851,391
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2024, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at reaching a level of reasonable assurance.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of our Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Director Nominations”, “Directors’ Meetings and Committees – Audit Committee”, and “Corporate Governance Matters – Code of Business Conduct and Ethics and Corporate Governance Guidelines” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2025.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following three outside independent directors: Timothy Olson (Chairman), Kristina Bourget and Kathleen Skarvan.
ITEM 11. EXECUTIVE COMPENSATION
The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2025.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2024, with respect to compensation plans under which shares of common stock were issued or available to be issued:

	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Common Shares Available for Future Issuance Under Equity
Plan Category	Warrants and Rights (1)	Warrants and Rights	Compensation Plans (2)
Equity compensation plans approved by security holders	52,000	$11.62	34,053
Equity compensation plans not approved by security holders	—	—	—
Total	52,000	$11.62	34,053

(1)Represents 52,000 shares of our Common Stock to be issued upon exercise of outstanding stock options under the 2008 Equity Incentive Plan (the “Prior Plan”).
(2)Represents 34,053 shares of our Common Stock available for issuance under the 2018 Equity Incentive Plan. No new awards may be granted under the Prior Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:
Report of Independent Registered Public Accounting Firm (Crowe LLP)
Report of Independent Registered Public Accounting Firm (Eide Bailly LLP)
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023
Notes to Consolidated Financial Statements
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

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's annual report on Form 10-K filed on March 10, 2020 (File No. 001-33003)).
4.2	Form of Subordinated Note Purchase Agreement dated August 27, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on August 27, 2020 (File No. 001-33003)).
4.3	Form of Subordinated Note (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on August 27, 2020 (File No. 001-33003)).
4.4	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on March 14, 2022 (File No. 001-33003)).
4.5	Form of Subordinated Note (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on March 14, 2022 (File No. 001-33003)).
4.6	Form of Global Subordinated Note (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed on March 14, 2022 (File No. 001-33003)).

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

10.4+	First Amendment to Citizens Community Bancorp, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed on March 2, 2022 (File No. 001-33003)).
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

10.10+
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

10.12
Securities Purchase Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.13
Registration Rights Agreement between the Citizens Community Bancorp, Inc. and the Purchasers provided therein, dated June 20, 2018 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on June 21, 2018 (File No. 001-33003)).

10.14+
Fourth Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A. and Stephen Bianchi, dated as of May 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 8, 2024 (File No. 001-33003)).

10.15+
Third Amended and Restated Executive Employment Agreement by and between Citizens Community Bancorp, Inc., Citizens Community Federal, N.A. and James S. Broucek, dated as of May 2, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 8, 2024 (File No. 001-33003)).

10.16
Business Note Renewal, Dated August 1, 2022, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 7, 2022 (File No. 001-33003)).

10.17
Business Note Renewal, Dated August 1, 2023, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 3, 2023 (File No, 001-33003)).

10.18
Business Note, dated May 1, 2024, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 6, 2024 (File No. 001-33003)).

10.19
Business Note Renewal, Dated August 1, 2024, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 5, 2024 (File No, 001-33003)).

16.1
Letter, dated November 20, 2023, from Eide Bailly LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed on November 20, 2023 (File No. 001-330003)).

19.1	Director and Officer Insider Trading Policy, adopted October 24, 2024, (filed herewith).
19.2	Colleague Insider Trading Policy, adopted, adopted October 24, 2024, (filed herewith).
21	Subsidiaries of the Company as of December 31, 2024 (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP) (filed herewith).
23.2	Consent of Independent Registered Public Accounting Firm (Eide Bailly, LLP) (filed herewith).
31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer (filed herewith).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
97	Clawback Policy, adopted October 10, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q filed on August 6, 2024 (file No. 001-33003)).
101	The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

+	A management contract or compensatory plan or arrangement
*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
    Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: March 13, 2025	By:	/s/ James S. Broucek
James S. Broucek
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2025	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: March 13, 2025	By:	/s/ Michael L. Swenson
Michael L. Swenson Lead Director

Date: March 13, 2025	By:	/s/ Kristina M. Bourget
Kristina M. Bourget Director

Date: March 13, 2025	By:	/s/ Michael Conner
Michael Conner Director

Date: March 13, 2025	By:	/s/ Francis E. Felber
Francis E. Felber Director

Date: March 13, 2025	By:	/s/ James D. Moll
James D. Moll Director

Date: March 13, 2025	By:	/s/ Timothy L. Olson
Timothy L. Olson Director

Date: March 13, 2025	By:	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan Director

Date: March 13, 2025	By:	/s/ James S. Broucek
James S. Broucek Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)