Form 10-Q
period 2025-03-31
Citizens Community Bancorp Inc.
filed 2025-05-08
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At May 8, 2025 there were 9,988,997 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2025

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2025 (unaudited) and December 31, 2024
(derived from audited financial statements)
(in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$100,199	$50,172
Available for sale ("AFS") securities, at fair value (amortized cost of $160,504, net of allowance for credit losses of $0 at March 31, 2025 and amortized cost of $165,604, net of allowance for credit losses of $0 at December 31, 2024)	139,642	142,851
Held to maturity ("HTM") securities, at amortized cost (fair value of $66,191, net of allowance for credit losses of $0 at March 31, 2025 and fair value of $65,622, net of allowance for credit losses of $0 at December 31, 2024)	84,301	85,504
Equity investments	5,462	4,702
Other investments	12,496	12,500
Loans receivable	1,352,728	1,368,981
Allowance for credit losses	(20,205)	(20,549)
Loans receivable, net	1,332,523	1,348,432
Loans held for sale	3,296	1,329
Mortgage servicing rights, net	3,583	3,663
Office properties and equipment, net	16,649	17,075
Accrued interest receivable	5,926	5,653
Intangible assets	800	979
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	876	915
Bank owned life insurance ("BOLI")	26,296	26,102
Other assets	16,416	17,144
TOTAL ASSETS	$1,779,963	$1,748,519

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,523,654	$1,488,148
Federal Home Loan Bank (“FHLB”) advances	—	5,000
Other borrowings	61,664	61,606
Other liabilities	14,594	14,681
Total liabilities	1,599,912	1,569,435

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 9,989,536 and 9,981,996 shares issued and outstanding, respectively	100	100
Additional paid-in capital	114,477	114,564
Retained earnings	80,439	80,840
Accumulated other comprehensive loss	(14,965)	(16,420)
Total stockholders’ equity	180,051	179,084
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,779,963	$1,748,519
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2025 and 2024
(in thousands, except per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest and dividend income:
Interest and fees on loans	$18,602	$20,168
Interest on investments	2,501	2,511
Total interest and dividend income	21,103	22,679
Interest expense:
Interest on deposits	8,597	9,209
Interest on FHLB and FRB borrowed funds	11	512
Interest on other borrowed funds	901	1,053
Total interest expense	9,509	10,774
Net interest income before provision for credit losses	11,594	11,905
(Negative) provision for credit losses	(250)	(800)
Net interest income after provision for credit losses	11,844	12,705
Non-interest income:
Service charges on deposit accounts	423	471
Interchange income	518	541
Loan servicing income	559	582
Gain on sale of loans	720	1,020
Loan fees and service charges	120	230
Net realized gains on debt securities	—	—
Net gains on equity securities	10	167
Other	243	253
Total non-interest income	2,593	3,264
Non-interest expense:
Compensation and related benefits	5,597	5,483
Occupancy	1,287	1,367
Data processing	1,719	1,597
Amortization of intangible assets	179	179
Mortgage servicing rights expense, net	140	148
Advertising, marketing and public relations	167	164
FDIC premium assessment	198	205
Professional services	508	566
Losses on repossessed assets, net	4	—
Other	664	1,068
Total non-interest expense	10,463	10,777
Income before provision for income taxes	3,974	5,192
Provision for income taxes	777	1,104
Net income attributable to common stockholders	$3,197	$4,088
Per share information:
Basic earnings	$0.32	$0.39
Diluted earnings	$0.32	$0.39
Cash dividends paid	$0.36	$0.32
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three months ended March 31, 2025 and 2024
(in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income attributable to common stockholders	$3,197	$4,088
Other comprehensive income (loss), net of tax:
Securities available-for-sale
Net unrealized gains (losses) arising during period, net of tax	1,455	(702)
Other comprehensive income (loss), net of tax	1,455	(702)
Comprehensive income	$4,652	$3,386
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2025
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2024	9,981,996	$100	$114,564	$80,840	$(16,420)	$179,084
Net income	—	—	—	3,197	—	3,197
Other comprehensive income, net of tax	—	—	—	—	1,455	1,455
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(11,481)	—	(183)	—	—	(183)
Restricted common stock issued upon achievement of the 2022 performance criteria	16,021	—	—	—	—	—
Common stock options exercised	3,000	—	28	—	—	28
Stock based compensation expense	—	—	68	—	—	68
Cash dividends ($0.36 per share)	—	—	—	(3,598)	—	(3,598)
Balance at March 31, 2025	9,989,536	100	114,477	80,439	(14,965)	180,051
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Twelve Months Ended December 31, 2024
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2023	10,440,591	$104	$119,441	$71,117	$(17,328)	$173,334
Net income	—	—	—	4,088	—	4,088
Other comprehensive loss, net of tax	—	—	—	—	(702)	(702)
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(9,471)	—	(113)	—	—	(113)
Restricted common stock awarded under the equity incentive plan	16,955	—	—	—	—	—
Restricted stock issued upon achievement of the 2021 performance criteria	8,805	—	—	—	—	—
Common stock repurchased	(50,000)	—	(570)	(28)	—	(598)
Stock based compensation expense	—	—	158	—	—	158
Cash dividends ($0.32 per share)	—	—	—	(3,346)	—	(3,346)
Balance at March 31, 2024	10,406,880	104	118,916	71,831	(18,030)	172,821
Net income	—	—	—	3,675	—	3,675
Other comprehensive income, net of tax	—	—	—	—	633	633
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(539)	—	(6)	—	—	(6)
Common stock repurchased	(109,000)	(1)	(1,230)	(5)	—	(1,236)
Stock based compensation expense	—	—	158	—	—	158
Balance at June 30, 2024	10,297,341	103	117,838	75,501	(17,397)	176,045
Net income	—	—	—	3,286	—	3,286
Other comprehensive income, net of tax	—	—	—	—	3,552	3,552
Common stock repurchased	(223,205)	(2)	(2,542)	(349)	—	(2,893)
Stock based compensation expense	—	—	159	—	—	159
Balance, September 30, 2024	10,074,136	101	115,455	78,438	(13,845)	180,149
Net income	—	—	—	2,702	—	2,702
Other comprehensive loss, net of tax	—	—	—	—	(2,575)	(2,575)
Forfeiture of unvested shares	(246)	—	—	—	—	—
Common stock options exercised	2,000	—	22	—	—	22
Common stock repurchased	(93,894)	(1)	(1,069)	(300)	—	(1,370)
Stock based compensation expense	—	—	156	—	—	156
Balance, December 31, 2024	9,981,996	$100	$114,564	$80,840	$(16,420)	$179,084
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2025 and 2024
(in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income attributable to common stockholders	$3,197	$4,088
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion on debt securities	(10)	(19)
Depreciation expense	526	561
Negative provision for credit losses	(250)	(800)
Net gain on equity securities	(10)	(167)
Increase in mortgage servicing rights resulting from transfers of financial assets	(60)	(57)
Mortgage servicing rights amortization	140	148
Amortization of intangible assets	179	179
Stock based compensation expense	68	158
Gain on sale of office properties and equipment	—	(13)
(Increase) decrease in deferred income taxes	(18)	355
Increase in cash surrender value of life insurance	(194)	(189)
Net loss from disposals of foreclosed and repossessed assets	19	—
Provision for valuation allowance on foreclosed properties	(15)	—
Gain on sale of loans held for sale, net	(720)	(1,020)
Proceeds from sale of loans held for sale	14,643	18,543
Originations of loans held for sale	(15,890)	(11,750)
Proceeds from insurance claim on foreclosed and repossessed assets	—	27
Amortization of debt issuance costs	58	58
Net change in:
Accrued interest receivable and other assets	37	(966)
Other liabilities	(87)	12
Total adjustments	(1,584)	5,060
Net cash from operating activities	1,613	9,148
Cash flows from investing activities:
Proceeds from principal payments and maturities of available for sale securities	5,114	3,202
Proceeds from principal payments and maturities of held to maturity securities	1,199	1,284
Equity investment capital distribution	—	170
Purchase of equity investments	(750)	—
Net sales of other investments	4	2,703
Proceeds from sales of foreclosed and repossessed assets	35	—
Net decrease in loans	16,159	10,888
Net capital expenditures	(100)	(214)
Proceeds from disposal of office properties and equipment	—	13
Net cash from investing activities	21,661	18,046

Cash flows from financing activities:
Change in short term Federal Home Loan Bank advances, net	—	(34,500)
Federal Home Loan Bank advance long-term maturities	(5,000)	(5,530)
Net increase in deposits	35,506	8,393
Repurchase shares of common stock	—	(598)
Surrender of restricted shares of common stock	(183)	(113)
Common stock options exercised	28	—
Cash dividends paid	(3,598)	(3,346)
Net cash from financing activities	26,753	(35,694)
Net decrease in cash and cash equivalents	50,027	(8,500)
Cash and cash equivalents at beginning of period	50,172	37,138
Cash and cash equivalents at end of period	$100,199	$28,638

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$8,245	$7,079
Interest on borrowings	$737	$2,249
Income taxes	$—	$—
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$—	$73

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
The Bank is a national banking association (a “National Bank”) and operates under the title of Citizens Community Federal National Association (“Citizens Community Federal N.A.” or “Bank”). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis (the “FRB”), and operates under the title of Citizens Community Bancorp, Inc. The Office of the Comptroller of the Currency (the “OCC”) is the primary federal regulator for the Bank.
The consolidated income of the Company is principally derived from the income of the Bank, the Company’s wholly owned subsidiary, serving customers primarily in Wisconsin and Minnesota through 21 branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Mankato and Twin Cities markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, agricultural operators and consumers, including one-to-four family residential mortgages.
The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date of March 31, 2025, through the date on which the consolidated financial statements were available to be issued on May 8, 2025, for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025; the matters described in Forward-Looking Statements in Part 1, Item 2 of this Form 10-Q; and external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
The Company has elected to not measure an ACL on accrued interest on available for sale and held to maturity securities, as it would write off accrued interest in a timely manner if the related security was determined to have a credit loss. Accrued interest receivable on available-for-sale and held-to-maturity securities was $903 and $920 at March 31, 2025 and December 31, 2024, respectively. The Company has no available for sale securities or held to maturity securities which it deems to have a credit loss at March 31, 2025.
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
Also included in equity investments are the Company’s investments in a Volker Rule-compliant Small Business Investment Company ("SBIC") and an investment fund. The SBIC and investment fund meet the definition of investment companies, as defined in ASC 946, Financial Services - Investment Companies. These investments seek returns by investing in various small businesses and do not have redemption rights. Distributions from the investments will be received as the underlying investments, which generally have a life of 10 years, are liquidated or earlier distributions are made. We elected the practical expedient available in Topic 820, Fair Value Measurements, which permits the use of net asset value ("NAV") per share or equivalent to value investments in entities that are or are similar to investment companies. SBICs and investment funds report their investments at estimated fair value. We record the unrealized gains and losses resulting from changes in the fair value of these investments as net gains or losses on equity securities in our consolidated statements of operations. The carrying value of these investments is equal to the capital account balance as provided by the investee and adjusted as necessary.

Other Investments - As a member of the Federal Reserve Bank (“FRB”) System and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as interest on investments in the consolidated statements of operations.
Also included in other investments is stock of our correspondent bank, Bankers’ Bank, without readily determinable fair value. This stock is carried at cost plus or minus changes resulting from observable price changes in orderly transactions for this stock, less impairment charges, if any.
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $12,496 at March 31, 2025 consisted of $3,856 of FHLB stock, $5,722 of Federal Reserve Bank stock and $2,918 of Bankers’ Bank stock. Other investments totaling $12,500 at December 31, 2024, consisted of $3,865 of FHLB stock and $5,717 of Federal Reserve Bank stock and $2,918 of Bankers’ Bank stock.
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
Residential mortgage loans and open ended consumer installment loans are either charged off or a specific reserve is established to estimated net realizable value less estimated selling costs at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 180 days or more. Closed ended consumer installment loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 120 days or more. Commercial/agricultural real estate, commercial and industrial and agricultural operating loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 90 days or more.
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
The Company has elected to not measure an ACL on accrued interest as it writes off accrued interest in a timely manner. Accrued interest receivable on loans was $4,554 and $4,467 at March 31, 2025 and December 31, 2024, respectively.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives originally ranging from 72 to 111 months utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of March 31, 2025, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of October 31, 2024, and no circumstances arose after October 31, 2024, that indicated impairment existed at December 31, 2024, per the quarterly analysis. The Company has monitored events and conditions since December 31, 2024, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
As of March 31, 2025, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $4,220. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of March 31, 2025, there were no known instances of noncompliance associated with either investment.
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
Federal Home Loan Bank (“FHLB”) advances - The Bank held no short-term or long-term FHLB advances as of March 31, 2025. The Bank held no short-term FHLB advances and $5,000 long-term FHLB advances as of December 31, 2024. For cash flow purposes the short-term FHLB advances, if any, are disclosed net with original maturities of three months or less.
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
The Company’s effective tax rates were 19.6% and 21.3% for the three months ended March 31, 2025 and March 31, 2024, respectively.
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
At March 31, 2025, the Company had $5,414 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of March 31, 2025.
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
Recent Accounting Pronouncements—Adopted
ASU 2020-04 and ASU 2021-01, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting--These ASUs provide optional and temporary relief, in the form of optional expedients and exceptions, for applying GAAP to modifications of contacts, hedging relationships and other transactions affected by reference rate (e.g. LIBOR) reforms. ASU 2020-04 and ASU 2021-01 was effective immediately upon issuance and remained in effect through December 31, 2024. The Company utilizes LIBOR, among other indexes, as a reference rate for underwriting variable rate loans. Reference rate reform has not had, nor does the Company expect it to have, a material effect on the Company’s consolidated balance sheet, operations or cash flows.
ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to SEC’s Disclosure Update and Simplification Initiative – This ASU, issued in October 2023, provides for changes to clarify or improve consistency of disclosure and presentation requirements on a variety of topics. This ASU has various effective dates, coinciding with the SEC’s removal of each specific change from Regs X-S and S-K, with early adoption permitted. The Company has adopted all applicable disclosure requirements set forth in this update with no material impact on the Company’s financial condition or results of operations.
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost and fair value of securities available for sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of March 31, 2025 and December 31, 2024, respectively, were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
U.S. government agency obligations	$13,062	$24	$100	$12,986
Mortgage-backed securities	86,510	—	17,806	68,704
Corporate debt securities	42,436	88	2,933	39,591
Asset-backed securities	18,496	28	163	18,361
Total available-for-sale securities	$160,504	$140	$21,002	$139,642

December 31, 2024
U.S. government agency obligations	$13,853	$28	$128	$13,753
Mortgage-backed securities	87,762	—	19,376	68,386
Corporate debt securities	44,931	111	3,326	41,716
Asset-backed securities	19,058	43	105	18,996
Total available-for-sale securities	$165,604	$182	$22,935	$142,851
The amortized cost and fair value of securities held to maturity and the corresponding amounts of gross unrecognized gains and losses as of March 31, 2025 and December 31, 2024, respectively, were as follows:

Held-to-maturity securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2025
Obligations of states and political subdivisions	$400	$—	$21	$379
Mortgage-backed securities	83,901	5	18,094	65,812
Total held-to-maturity securities	$84,301	$5	$18,115	$66,191

December 31, 2024
Obligations of states and political subdivisions	$500	$—	$22	$478
Mortgage-backed securities	85,004	4	19,864	65,144
Total held-to-maturity securities	$85,504	$4	$19,886	$65,622
At March 31, 2025, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $33,594 as collateral to secure a line of credit with the Federal Reserve Bank. As of March 31, 2025, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2025, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $297 and mortgage-backed securities with a carrying value of $2,005 as collateral against specific municipal deposits. As of March 31, 2025, the Bank also has mortgage-backed securities with a carrying value of $480 pledged as collateral to the Federal Home Loan Bank of Des Moines.
At December 31, 2024 the Bank had pledged certain of its mortgage-backed securities with a carrying value of $33,994 as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2024, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2024, the Bank had pledged certain of its U.S. Government Agency securities with a carrying value of $339 and mortgage-backed securities with a carrying value of $1,766 as collateral against specific municipal deposits. As of December 31, 2024, the Bank also had mortgage-backed securities with a carrying value of $506, pledged as collateral to the Federal Home Loan Bank of Des Moines.
For the three month periods ended March 31, 2025, and March 31, 2024, there were no sales of available for sale securities.

The estimated fair value of securities at March 31, 2025 and December 31, 2024, by contractual maturity, is shown below.

	March 31, 2025		December 31, 2024
Available-for-sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,158	$2,129	$4,526	$4,487
Due after one year through five years	8,341	8,401	8,652	8,715
Due after five years through ten years	41,018	38,061	41,380	38,033
Due after ten years	22,477	22,347	23,284	23,230
Total securities with contractual maturities	73,994	70,938	77,842	74,465
Mortgage-backed securities	86,510	68,704	87,762	68,386
Total available for sale securities	$160,504	$139,642	$165,604	$142,851

	March 31, 2025		December 31, 2024
Held-to-maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$97	$100	$100
Due after one year through five years	300	282	400	378
Due after five years through ten years	—	—	—	—
Total securities with contractual maturities	400	379	500	478
Mortgage-backed securities	83,901	65,812	85,004	65,144
Total held to maturity securities	$84,301	$66,191	$85,504	$65,622

Securities with unrealized losses at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available-for-sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2025
U.S. government agency obligations	$3,207	$11	$5,914	$89	$9,121	$100
Mortgage-backed securities	2,722	68	65,982	17,738	68,704	17,806
Corporate debt securities	—	—	34,688	2,933	34,688	2,933
Asset-backed securities	3,061	13	11,767	150	14,828	163
Total	$8,990	$92	$118,351	$20,910	$127,341	$21,002
December 31, 2024
U.S. government agency obligations	$5,472	$25	$3,334	$103	$8,806	$128
Mortgage-backed securities	2,732	112	65,654	19,264	68,386	19,376
Corporate debt securities	—	—	36,806	3,326	36,806	3,326
Asset-backed securities	939	1	12,210	104	13,149	105
Total	$9,143	$138	$118,004	$22,797	$127,147	$22,935

At March 31, 2025 no ACL was established for available for sale or held to maturity securities. Substantially all the held to maturity portfolio is made up of agency backed mortgage securities. These securities are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. At March 31, 2025, there were no past due held to maturity securities. Accordingly, the Company does not expect to incur credit losses on these securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is more likely than not that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.

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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2025, and December 31, 2024, follows:

	March 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$707,994	52.3%	$707,009	51.7%
Agricultural real estate	70,726	5.2%	72,738	5.3%
Multi-family real estate	237,736	17.6%	220,706	16.1%
Construction and land development	58,158	4.3%	78,146	5.7%
C&I/Agricultural operating:
Commercial and industrial	109,479	8.1%	115,535	8.4%
Agricultural operating	29,329	2.2%	31,017	2.3%
Residential mortgage:
Residential mortgage	128,633	9.5%	131,892	9.6%
Purchased HELOC loans	2,560	0.2%	2,956	0.2%
Consumer installment:
Originated indirect paper	3,434	0.3%	3,970	0.3%
Other consumer	4,679	0.3%	5,012	0.4%
Total loans receivable	$1,352,728	100%	$1,368,981	100%
Less: Allowance for credit losses	(20,205)		(20,549)
Net loans receivable	$1,332,523		$1,348,432

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
As of March 31, 2025, and December 31, 2024, there were no loans classified as doubtful with a risk rating of 8 and no loans classified as loss with a risk rating of 9.
Residential and consumer loans are typically not rated until they are past due 90 days at month-end which is why they are classified as pass graded 1-5 and once 90 days past due at month-end or nonaccrual, get assigned a grade 7.

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of March 31, 2025, and gross charge-offs for the three months ended March 31, 2025:

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$15,610	$49,839	$75,320	$120,536	$203,782	$218,775	$8,410	$—	$692,272
Risk rating 6	—	—	1,301	2,844	40	3,535	—	—	7,720
Risk rating 7	—	172	697	496	2,114	4,523	—	—	8,002
Total	$15,610	$50,011	$77,318	$123,876	$205,936	$226,833	$8,410	$—	$707,994
Current period gross charge-offs	$—	$—	$—	$51	$—	$—	$—	$—	$51
Agricultural real estate
Risk rating 1 to 5	$5,413	$3,443	$6,573	$16,743	$9,960	$21,611	$910	$—	$64,653
Risk rating 6	—	—	—	—	—	138	—	—	138
Risk rating 7	—	—	201	378	4,978	378	—	—	5,935
Total	$5,413	$3,443	$6,774	$17,121	$14,938	$22,127	$910	$—	$70,726
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Risk rating 1 to 5	$7,376	$8,729	$7,749	$57,058	$98,946	$57,437	$441	$—	$237,736
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$7,376	$8,729	$7,749	$57,058	$98,946	$57,437	$441	$—	$237,736
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$6,745	$16,660	$22,145	$10,033	$342	$2,144	$89	$—	$58,158
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$6,745	$16,660	$22,145	$10,033	$342	$2,144	$89	$—	$58,158
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$2,328	$16,406	$10,000	$27,537	$12,466	$11,790	$20,931	$—	$101,458
Risk rating 6	250	817	1,545	2,963	73	169	792	—	6,609
Risk rating 7	—	—	436	33	401	1	541	—	1,412
Total	$2,578	$17,223	$11,981	$30,533	$12,940	$11,960	$22,264	$—	$109,479
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$20	$—	$20
Agricultural operating
Risk rating 1 to 5	$2,202	$2,122	$2,758	$2,313	$520	$1,986	$16,188	$—	$28,089
Risk rating 6	—	—	48	—	35	241	191	—	515
Risk rating 7	—	—	—	473	252	—	—	—	725
Total	$2,202	$2,122	$2,806	$2,786	$807	$2,227	$16,379	$—	$29,329
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$1,026	$12,928	$27,581	$29,891	$7,233	$29,719	$17,089	$—	$125,467
Risk rating 7	—	7	—	128	—	2,931	100	—	3,166
Total	$1,026	$12,935	$27,581	$30,019	$7,233	$32,650	$17,189	$—	$128,633
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$2,443	$—	$2,443
Risk rating 7	—	—	—	—	—	—	117	—	117
Total	$—	$—	$—	$—	$—	$—	$2,560	$—	$2,560
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$3,400	$—	$—	$3,400
Risk rating 7	—	—	—	—	—	34	—	—	34
Total	$—	$—	$—	$—	$—	$3,434	$—	$—	$3,434
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Risk rating 1 to 5	$470	$1,294	$1,065	$617	$305	$465	$460	$—	$4,676
Risk rating 7	1	2	—	—	—	—	—	—	3
Total	$471	$1,296	$1,065	$617	$305	$465	$460	$—	$4,679
Current period gross charge-offs	$—	$3	$6	$—	$—	$—	$2	$—	$11
Total loans receivable	$41,421	$112,419	$157,419	$272,043	$341,447	$359,277	$68,702	$—	$1,352,728
Total current period gross charge-offs	$—	$3	$6	$51	$—	$—	$22	$—	$82

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of December 31, 2024, and gross charge-offs for the twelve months ended December 31, 2024:

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$49,580	$76,381	$123,806	$207,155	$89,539	$141,264	$7,669	$—	$695,394
Risk rating 6	173	1,406	2,238	138	—	—	—	—	3,955
Risk rating 7	—	—	553	2,445	214	4,448	—	—	7,660
Total	$49,753	$77,787	$126,597	$209,738	$89,753	$145,712	$7,669	$—	$707,009
Current period gross charge-offs	$—	$—	$—	$39	$—	$—	$—	$—	$39
Agricultural real estate
Risk rating 1 to 5	$3,556	$10,870	$17,160	$10,098	$7,335	$16,642	$715	$—	$66,376
Risk rating 6	—	—	—	—	—	140	—	—	140
Risk rating 7	—	202	477	5,102	—	441	—	—	6,222
Total	$3,556	$11,072	$17,637	$15,200	$7,335	$17,223	$715	$—	$72,738
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Risk rating 1 to 5	$8,777	$7,790	$40,426	$101,213	$43,115	$19,005	$380	$—	$220,706
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$8,777	$7,790	$40,426	$101,213	$43,115	$19,005	$380	$—	$220,706
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$23,832	$25,102	$10,186	$346	$1,297	$868	$16,412	$—	$78,043
Risk rating 6	—	—	—	—	—	103	—	—	103
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$23,832	$25,102	$10,186	$346	$1,297	$971	$16,412	$—	$78,146
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$17,599	$13,049	$28,343	$13,629	$8,787	$4,197	$24,809	$—	$110,413
Risk rating 6	—	—	3,062	13	—	—	292	626	3,993
Risk rating 7	—	500	74	401	—	—	154	—	1,129
Total	$17,599	$13,549	$31,479	$14,043	$8,787	$4,197	$25,255	$626	$115,535
Current period gross charge-offs	$—	$131	$7	$—	$5	$—	$—	$—	$143
Agricultural operating
Risk rating 1 to 5	$3,373	$3,062	$3,144	$563	$198	$1,884	$17,609	$—	$29,833
Risk rating 6	—	49	—	37	240	—	65	—	391
Risk rating 7	—	—	473	320	—	—	—	—	793
Total	$3,373	$3,111	$3,617	$920	$438	$1,884	$17,674	$—	$31,017
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$13,400	$28,598	$30,386	$7,369	$2,141	$30,004	$17,349	$—	129,247
Risk rating 7	—	—	130	—	—	2,507	8	—	2,645
Total	$13,400	$28,598	$30,516	$7,369	$2,141	$32,511	$17,357	$—	$131,892
Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$2,839	$—	$2,839
Risk rating 7	—	—	—	—	—	—	117	—	117
Total	$—	$—	$—	$—	$—	$—	$2,956	$—	$2,956
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$3,944	$—	$—	$3,944
Risk rating 7	—	—	—	—	—	26	—	—	26
Total	$—	$—	$—	$—	$—	$3,970	$—	$—	$3,970
Current period gross charge-offs	$—	$—	$—	$—	$—	$17	$—	$—	$17
Other consumer
Risk rating 1 to 5	$1,519	$1,229	$811	$385	$341	$214	$511	$—	$5,010
Risk rating 7	2	—	—	—	—	—	—	—	2
Total	$1,521	$1,229	$811	$385	$341	$214	$511	$—	$5,012
Current period gross charge-offs	$—	$4	$3	$1	$—	$—	$10	$—	$18
Total loans receivable	$121,811	$168,238	$261,269	$349,214	$153,207	$225,687	$88,929	$626	$1,368,981
Total current period gross charge-offs	$—	$135	$10	$40	$5	$21	$10	$—	$221

Allowance for Credit Losses - Loans- The ACL is comprised of collectively evaluated and individually evaluated components. The allowance for credit losses (“ACL”) represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, the borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and modifications, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating loans collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that a loan does not share similar risk characteristics with other loans.

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three months ended March 31, 2025:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended March 31, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$16,516	$1,330	$2,489	$214	$20,549
Charge-offs	(51)	(20)	—	(11)	(82)
Recoveries	40	45	1	3	89
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(261)	75	(152)	(13)	(351)
ACL - Loans, at end of period	$16,244	$1,430	$2,338	$193	$20,205

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

The following table presents the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the twelve months ended December 31, 2024:

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

Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $435 at March 31, 2025, and $334 at December 31, 2024, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the three months ended March 31, 2025, and the twelve months ended December 31, 2024.

	March 31, 2025 and Three Months Ended	December 31, 2024 and Twelve Months Ended
ACL - Unfunded Commitments - beginning of period	$334	$1,250
Additions to ACL - Unfunded Commitments via provision for credit losses charged to operations	101	(916)
ACL - Unfunded Commitments - End of period	$435	$334

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

	March 31, 2025 and Three Months Ended	March 31, 2024 and Three Months Ended
(Negative) provision for credit losses on:
Loans	$(351)	$(525)
Unfunded Commitments	101	(275)
Total (negative) provision for credit losses	$(250)	$(800)

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of March 31, 2025, and December 31, 2024, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
March 31, 2025
Commercial/Agricultural real estate:
Commercial real estate	$217	$224	$370	$811	$707,183	$707,994
Agricultural real estate	41	61	554	656	70,070	70,726
Multi-family real estate	—	—	—	—	237,736	237,736
Construction and land development	289	—	—	289	57,869	58,158
C&I/Agricultural operating:
Commercial and industrial	50	—	501	551	108,928	109,479
Agricultural operating	—	—	725	725	28,604	29,329
Residential mortgage:
Residential mortgage	1,069	54	830	1,953	126,680	128,633
Purchased HELOC loans	—	—	117	117	2,443	2,560
Consumer installment:
Originated indirect paper	16	1	—	17	3,417	3,434
Other consumer	44	16	—	60	4,619	4,679
Total	$1,726	$356	$3,097	$5,179	$1,347,549	$1,352,728

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
December 31, 2024
Commercial/Agricultural real estate:
Commercial real estate	$857	$322	$367	$1,546	$705,463	$707,009
Agricultural real estate	26	—	556	582	72,156	72,738
Multi-family real estate	—	—	—	—	220,706	220,706
Construction and land development	—	—	—	—	78,146	78,146
C&I/Agricultural operating:
Commercial and industrial	566	50	564	1,180	114,355	115,535
Agricultural operating	—	—	793	793	30,224	31,017
Residential mortgage:
Residential mortgage	1,873	796	500	3,169	128,723	131,892
Purchased HELOC loans	—	—	117	117	2,839	2,956
Consumer installment:
Originated indirect paper	25	—	—	25	3,945	3,970
Other consumer	27	—	—	27	4,985	5,012
Total	$3,374	$1,168	$2,897	$7,439	$1,361,542	$1,368,981

Nonaccrual Loans - The following tables present the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated at March 31, 2025, December 31, 2024, and March 31, 2024, with no allowance for credit losses:

March 31, 2025	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$4,948	$4,737	$—
Agricultural real estate	5,934	5,734	—
C&I/Agricultural operating:
Commercial and industrial	701	668	—
Agricultural operating	725	725	—
Residential mortgage:
Residential mortgage	665	665	568
Purchased HELOC loans	117	117	—
Consumer installment:
Originated indirect paper	1	1	—
Total	$13,091	$12,647	$568

December 31, 2024	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$4,594	$4,374	$—
Agricultural real estate	6,222	6,020	—
Construction and land development	103	103	—
C&I/Agricultural operating:
Commercial and industrial	597	564	—
Agricultural operating	793	793	—
Residential mortgage:
Residential mortgage	741	548	186
Purchased HELOC loans	117	117	—
Consumer installment:
Originated indirect paper	1	1	—
Total	$13,168	$12,520	$186

March 31, 2024	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$5,340	$5,125	$—
Agricultural real estate	382	383	—
C&I/Agricultural operating:
Commercial and industrial	440	289	—
Agricultural operating	1,106	1,106	—
Residential mortgage:
Residential mortgage	1,127	900	324
Consumer installment:
Originated indirect paper	17	17	—
Other consumer	1	1	2
Total	$8,413	$7,821	$326
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

Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following tables present the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of March 31, 2025, and December 31, 2024.

	Collateral Type
March 31, 2025	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$9,185	$—	$9,185	$5,743	$3,441	$482
Agricultural real estate	5,934	—	5,934	5,734	201	99
C&I/Agricultural operating:
Commercial and industrial	—	2,033	2,033	1,288	745	96
Agricultural operating	—	725	725	725	—	—
Residential mortgage:
Residential mortgage	3,244	—	3,244	3,244	—	—
Consumer installment:
Originated indirect paper	—	34	34	34	—	—
Other consumer	—	3	3	3	—	—
Total	$18,363	$2,795	$21,158	$16,771	$4,387	$677

	Collateral Type
December 31, 2024	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$9,004	$—	$9,004	$6,597	$2,407	$258
Agricultural real estate	6,222	—	6,222	6,020	202	99
Construction and land development	103	—	103	103	—	—
C&I/Agricultural operating:
Commercial and industrial	—	1,806	1,806	1,146	660	49
Agricultural operating	—	793	793	793	—	—
Residential mortgage:
Residential mortgage	3,066	—	3,066	2,773	293	49
Consumer installment:
Originated indirect paper	—	25	25	25	—	—
Other consumer	—	2	2	2	—	—
Total	$18,395	$2,626	$21,021	$17,459	$3,562	$455
There was one outstanding commitment to borrowers experiencing financial difficulty as of March 31, 2025. There were unused lines of credit totaling $9 on loans with borrowers experiencing financial difficulties as of March 31, 2025.

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended March 31, 2025:

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2025	% of Total Class of Financing Receivables
Commercial real estate	$322	0.05%
Residential mortgage	$120	0.09%

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025:

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Commercial real estate	Payments were deferred a weighted average of 3 months
Residential mortgage	Payments were deferred a weighted average of 3 months

The tables below detail Loan Modifications made to Borrowers Experiencing Financial Difficulty during the twelve months ended March 31, 2025:

	Term Extension
Loan Class	Amortized Cost Basis at March 31, 2025	% of Total Class of Financing Receivables
Commercial and industrial	$745	0.68%
Agricultural operating	$191	0.65%
Residential mortgage	$19	0.01%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2025	% of Total Class of Financing Receivables
Commercial real estate	$1,504	0.21%
Commercial and industrial	$801	0.73%
Residential mortgage	$275	0.21%

	Term Extension and Principal Forgiveness
Loan Class	Amortized Cost Basis at March 31, 2025	% of Total Class of Financing Receivables
Other consumer	$2	0.04%

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the twelve months ended March 31, 2025:

Term Extension
Loan Class	Financial Effect
Commercial and industrial	A weighted average of 12 months was added to the term of the loans
Agricultural operating	A weighted average of 8 months was added to the term of the loans
Residential mortgage	A weighted average of 55 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Commercial real estate	Payments were deferred a weighted average of 3 months
Commercial and industrial	Payments were deferred a weighted average of 3 months
Residential mortgage	Payments were deferred a weighted average of 3 months

Term Extension and Principal Forgiveness
Loan Class	Financial Effect
Other consumer	A weighted average of 3 months was added to the term of the loan and a principal balance of $2 was forgiven

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended March 31, 2024:

	Term Extension
Loan Class	Amortized Cost Basis at March 31, 2024	% of Total Class of Financing Receivables
Commercial and industrial	$2,300	1.80%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2024	% of Total Class of Financing Receivables
Residential mortgage	$82	0.06%
The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024:

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

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the twelve months ended March 31, 2024:

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
The following table shows the performance of such loans that have been modified during the twelve months ended March 31, 2025.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$1,182	$98	$224	$—
Commercial and industrial	1,496	50	—	—
Agricultural operating	191	—	—	—
Residential mortgage	19	275	—	—
Other consumer	2	—	—	—
Total	$2,890	$423	$224	$—

The following table shows the performance of such loans that have been modified during the twelve months ended March 31, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$4,564	$—	$—	$—
Commercial and industrial	2,300	—	—	—
Residential mortgage	82	—	—	69
Total	$6,946	$—	$—	$69

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of March 31, 2025 and December 31, 2024 were $475,763 and $479,578, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $4,194 and $2,430 at March 31, 2025 and December 31, 2024, respectively.
Mortgage servicing rights activity for the three month periods ended March 31, 2025 and March 31, 2024, were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended
	March 31, 2025	March 31, 2024
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$3,663	$3,865
Increase in mortgage servicing rights resulting from transfers of financial assets	60	57
Amortization during the period	(140)	(143)
Mortgage servicing rights, end of period	3,583	3,779
Valuation allowance:
Valuation allowance, beginning of period	—	—
Additions	—	(5)
Recoveries	—	—
Valuation allowance, end of period	—	(5)
Mortgage servicing rights, net	$3,583	$3,774
Fair value of mortgage servicing rights; end of period	$5,090	$5,442
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $300 and $311 for the three months ended March 31, 2025 and March 31, 2024, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at March 31, 2025, was determined using discount rates ranging from 9.625% to 12.625%. Fair value at March 31, 2024, was determined using discount rates ranging from 9.75% to 12.75%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for 1 corporate office, 2 bank branch offices, 2 former bank branch offices, and 1 ATM location. Our leases have remaining lease terms ranging from approximately 0.50 to 3.25 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of March 31, 2025, we have no lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Three Months Ended
	March 31, 2025	March 31, 2024
The components of total lease cost were as follows:
Operating lease cost	$102	$127
Variable lease cost	20	16
Total lease cost	$122	$143

The components of total lease income were as follows:
Operating lease income	$21	$11

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126	$136

	March 31, 2025	December 31, 2024
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets (1)	$710	$815
Operating lease liabilities (2)	$970	$1,076

Weighted average remaining lease term in years; operating leases	2.82	3.08
Weighted average discount rate; operating leases	3.19%	3.15%
(1) Operating lease right-of-use assets are recorded as other assets in the consolidated balance sheets.
(2) Operating lease liabilities are recorded as other liabilities in the consolidated balance sheets.
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2025	371	50
2026	416	37
2027	351	17
2028	129	16
2029	—	11
Thereafter	—	—
Total	1,267	$131
Less: effects of discounting	(297)
Lease liability recognized	$970

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
Non-interest bearing demand deposits	$253,343	$252,656
Interest bearing demand deposits	386,302	355,750
Savings accounts	167,614	159,821
Money market accounts	370,741	369,534
Certificate accounts	345,654	350,387
Total deposits	$1,523,654	$1,488,148

At March 31, 2025, the scheduled maturities of certificate accounts were as follows for the year ended, except December 31, 2025, which is the nine months ended:

December 31, 2025	$305,088
December 31, 2026	32,438
December 31, 2027	1,266
December 31, 2028	6,317
December 31, 2029	418
After December 31, 2029	127
Total	$345,654

Certificate accounts of $250 or more were $59,438 and $68,977 at March 31, 2025 and December 31, 2024, respectively.
Brokered deposits were $10,542 at March 31, 2025 and consisted of $5,489 of brokered certificate accounts and $5,053 of brokered money market accounts. Brokered Deposits were $19,125 at December 31, 2024 and consisted of $14,123 of brokered certificate accounts and $5,002 of brokered money market accounts.
At March 31, 2025, there was one brokered certificate account, totaling $5,489, maturing in the year ended, December 31, 2028. The Company can call this brokered certificate prior to the maturity date, with 15 calendar days prior written notice to the Payee.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at March 31, 2025 and December 31, 2024, is as follows:

	March 31, 2025				December 31, 2024
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2025	$0	—%	—%	2025	$5,000	1.45%	1.45%

Federal Home Loan Bank advances		$0				$5,000

Senior Notes (4)	2039	$12,000	6.75%	6.75%	2039	$12,000	6.75%	7.75%

Subordinated Notes (5)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(336)				(394)
Total other borrowings		$61,664				$61,606

Totals		$61,664				$66,606
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,032,313 and $1,075,001 at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $501,532 compared to $424,658 as of December 31, 2024.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $5,000 and $81,000, during the three months ended March 31, 2025 and the twelve months ended December 31, 2024, respectively.
(3) There were no FHLB borrowings outstanding as of March 31, 2025. The weighted-average interest rate on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2024 was 1.45%.
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

Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The letters of credit balances were $110,750 and $209,750 at March 31, 2025 and December 31, 2024, respectively.
Federal Reserve Borrowings
At March 31, 2025 and December 31, 2024, the Bank had the ability to borrow $25,069 and $24,942 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $33,594 and $33,994 as of March 31, 2025, and December 31, 2024, respectively. There were no Federal Reserve borrowings outstanding as of March 31, 2025, and December 31, 2024.
Federal Funds Purchased Lines of Credit
As of March 31, 2025, the Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70,000. As of December 31, 2024, the Bank maintained three unsecured federal funds purchased lines of credit with its banking partners which totaled $70,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of March 31, 2025 or December 31, 2024.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2025, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2025, and December 31, 2024, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2025
Total capital (to risk weighted assets)	$225,675	15.6%	$115,795	> =	8.0%	$144,744	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,551	14.3%	86,846	> =	6.0%	115,795	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,551	14.3%	65,135	> =	4.5%	94,084	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,551	12.0%	69,020	> =	4.0%	86,275	> =	5.0%
As of December 31, 2024
Total capital (to risk weighted assets)	$225,432	15.6%	$115,755	> =	8.0%	$144,693	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,749	14.4%	86,816	> =	6.0%	115,755	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,749	14.4%	65,112	> =	4.5%	94,051	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,749	11.9%	69,787	> =	4.0%	87,234	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2025 and December 31, 2024, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of March 31, 2025
Total capital (to risk weighted assets)	$231,949	16.0%	$115,988	> =	8.0%
Tier 1 capital (to risk weighted assets)	163,825	11.3%	86,991	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	163,825	11.3%	65,243	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	163,825	9.5%	69,117	> =	4.0%
As of December 31, 2024
Total capital (to risk weighted assets)	$232,926	16.1%	$115,914	> =	8.0%
Tier 1 capital (to risk weighted assets)	165,243	11.4%	86,936	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	165,243	11.4%	65,202	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	165,243	9.5%	69,867	> =	4.0%

NOTE 9 – STOCK-BASED AND OTHER COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of March 31, 2025, 331,968 restricted shares had been granted under this plan. This amount includes 16,021 shares of performance based restricted stock granted in 2022 and issued in January 2025 upon achievement of the performance criteria and completion of the three-year performance period beginning in January 2022 and ending December 31, 2024. The amount also includes 8,805 shares of performance based restricted stock granted in 2021 and issued in January 2024 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2021 and ending December 31, 2023. As of March 31, 2025, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of March 31, 2025, there are no awarded unvested restricted shares, and 49,000 awarded unexercised vested options remaining from the plan. Options granted under this plan vested pro rata over a five-year period from the grant date and were fully vested as of October 2022. Unexercised incentive stock options expire within 10 years of the grant date.
Stock based compensation expense related to restricted stock awards from these plans was $68 for the three months ended March 31, 2025, compared to $158 for three months ended March 31, 2024.

Restricted Common Stock Award

	March 31, 2025		December 31, 2024
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	39,171	$12.48	75,601	$12.41
Granted	—	—	16,955	11.88
Vested	(31,562)	12.43	(53,139)	12.19
Forfeited	—	—	(246)	11.88
Unvested and outstanding at end of period	7,609	$12.68	39,171	$12.48

	March 31, 2025
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	33,188	$13.09
2022 performance shares awarded above target	1,154	14.00
Vested and issued 2022 performance shares	(16,021)	14.00
Unvested at end of period	18,321	$12.36

	December 31, 2024
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	41,993	$12.61
Granted	—	—
Vested and issued	(8,805)	10.78
Forfeited	—	—
Unvested at end of period	33,188	$13.09

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
March 31, 2025
Outstanding at beginning of year	52,000	$11.62
Exercised	(3,000)	9.20
Outstanding at end of period	49,000	$11.77	1.71	$128
Exercisable at end of period	49,000	$11.77	1.71	$128
December 31, 2024
Outstanding at beginning of year	54,000	$11.59
Exercised	(2,000)	11.00
Outstanding at end of year	52,000	$11.62	1.85	$243
Exercisable at end of year	52,000	$11.62	1.85	$243
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Three months ended March 31, 2025	Twelve months ended December 31, 2024
Intrinsic value of options exercised	$19	$12
Cash received from options exercised	$28	$22
Tax benefit realized from options exercised	$—	$—
Other Compensation
On January 23, 2025, the Company’s board of directors approved a phantom stock plan as part of the Company’s long-term incentive plan. The Plan allows certain employees to earn future cash awards linked to the company’s future common share price for time and performance based cash awards. The performance based cash awards vest based on a combination of a three-year time period from January 23, 2025 through December 31, 2027, and performance targets based on the Company’s return on equity. For performance based awards, the ultimate cash payout of these awards will be paid within 60 days of December 31, 2027, based on the closing share price of the Company’s common stock as of the performance achievement approval date from the Compensation Committee. The time based cash awards vest ratably over a three-year time period. For time based awards, the ultimate cash payout of these awards will be based on the closing share price of the Company’s common stock on the anniversary of the award date each year. On January 23, 2025, time based awards were based on 15,044 shares and performance based awards were based on 15,049 shares.
On January 25, 2024, the Company’s board of directors approved a phantom stock plan as part of the Company’s long-term incentive plan. The Plan allows certain employees to earn future cash awards linked to the company’s future common share price for time and performance based cash awards. The performance based cash awards vest based on a combination of a three-year time period from January 25, 2024 through December 31, 2026, and performance targets based on the Company’s return on equity. For performance based awards, the ultimate cash payout of these awards will be paid within 60 days of December 31, 2026, based on the closing share price of the Company’s common stock as of the performance achievement approval date from the Compensation Committee. The time based cash awards vest ratably over a three-year time period. For time based awards, the ultimate cash payout of these awards will be based on the closing share price of the Company’s common stock on the anniversary of the award date each year. On January 25, 2024, time based awards were based on 18,509 shares and performance based awards were based on 18,505 shares.
At the end of each reporting period, the Company estimates its potential liability related to the Plan and records any change to this liability as compensation expense in the consolidated statement of operations. At March 31, 2025 and December 31, 2024, the related liability was $150 and $190, respectively, which is included in other liabilities on the consolidated balance sheet. For the three months ended March 31, 2025 and March 31, 2024, the Company recorded related expense of $59 and $26, respectively, which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations.

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Investment securities:
U.S. government agency obligations	$12,986	$—	$12,986	$—
Mortgage-backed securities	68,704	—	68,704	—
Corporate debt securities	39,591	—	39,591	—
Asset-backed securities	18,361	—	18,361	—
Total investment securities	139,642	—	139,642	—
Equity Investments:
Farmer Mac equity securities	539	539	—	—
Preferred equity	1,362	—	—	1,362
Equity investments measured at NAV(1)	3,561	—	—	—
Total equity investments	5,462	539	—	1,362
Total	$145,104	$539	$139,642	$1,362

December 31, 2024
Investment securities:
U.S. government agency obligations	$13,753	$—	$13,753	$—
Mortgage-backed securities	68,386	—	68,386	—
Corporate debt securities	41,716	—	41,716	—
Corporate asset backed securities	18,996	—	18,996	—
Total investment securities	142,851	—	142,851	—
Equity Investments:
Farmer Mac equity securities	569	569	—	—
Preferred equity	1,362	—	—	1,362
Equity investments measured at NAV(1)	2,771	—	—	—
Total equity investments	4,702	569	—	1,362
Total	$147,553	$569	$142,851	$1,362

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
During the three months ended June 30, 2024, senior debt of a community development financial institution, classified as available-for-sale securities was exchanged for preferred equity of the financial institution’s operating subsidiary. At March 31, 2025, the Company owned $1,362 preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value. At December 31, 2024, the Company owned $1,362 preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.
There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements relating to the available-for-sale securities above during the three months ended March 31, 2025 and March 31, 2024, respectively.. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three months ended March 31, 2025 and March 31, 2024, respectively.

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Foreclosed and repossessed assets, net	$876	$—	$—	$876
Collateral dependent loans	3,710	—	—	3,710
Total	$4,586	$—	$—	$4,586
December 31, 2024
Foreclosed and repossessed assets, net	$915	$—	$—	$915
Collateral dependent loans	3,107	—	—	3,107
Total	$4,022	$—	$—	$4,022
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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
March 31, 2025 and December 31, 2024.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
March 31, 2025
Foreclosed and repossessed assets, net	$876	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$3,710	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
December 31, 2024
Foreclosed and repossessed assets, net	$915	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$3,107	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		March 31, 2025		December 31, 2024
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$100,199	$100,199	$50,172	$50,172
Securities available for sale “AFS”	(Level II)	139,642	139,642	142,851	142,851
Securities held to maturity “HTM”	(Level II)	84,301	66,141	85,504	65,622
Farmer Mac equity securities	(Level I)	539	539	569	569
Preferred equity	(Level III)	1,362	1,362	1,362	1,362
Equity investments valued at NAV(1)	N/A	3,561	N/A	2,771	N/A
Other investments	(Level II)	12,496	12,496	12,500	12,500
Loans receivable, net	(Level III)	1,332,523	1,292,183	1,348,432	1,315,657
Loans held for sale - Residential mortgage	(Level I)	328	328	441	441
Loans held for sale - SBA /FSA	(Level II)	2,968	2,968	888	888
Mortgage servicing rights	(Level III)	3,583	5,090	3,663	5,227
Accrued interest receivable	(Level I)	5,926	5,926	5,653	5,653
Financial liabilities:
Deposits	(Level III)	$1,523,654	$1,523,290	$1,488,148	$1,487,492
FHLB advances	(Level II)	—	—	5,000	4,979
Other borrowings	(Level II)	61,664	59,139	61,606	58,625
Accrued interest payable	(Level I)	6,369	6,369	5,842	5,842
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended
(Share count in thousands)	March 31, 2025	March 31, 2024
Basic
Net income attributable to common stockholders	$3,197	$4,088
Weighted average common shares outstanding	9,989	10,439
Basic earnings per share	$0.32	$0.39
Diluted
Net income attributable to common stockholders	$3,197	$4,088
Weighted average common shares outstanding	9,989	10,439
Add: Dilutive stock options outstanding	12	4
Average shares and dilutive potential common shares	10,001	10,443
Diluted earnings per share	$0.32	$0.39
Additional common stock option shares that have not been included due to their antidilutive effect	—	20
Dilutive shares outstanding consist of exercisable stock options whose strike prices were less than the quarterly average closing price of the Company’s common stock. At March 31, 2025 and March 31, 2024, there were 0 and 20 exercisable stock options, respectively, with a potentially dilutive effect. However their strike prices were higher than the quarterly average closing prices of the Company’s common stock and thus, excluded from diluted shares outstanding.

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025			March 31, 2024
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	$1,891	$(436)	$1,455	$(891)	$189	$(702)
Other comprehensive income (loss)	$1,891	$(436)	$1,455	$(891)	$189	$(702)

The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2024 and the three months ended March 31, 2025 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Ending Balance, December 31, 2023	$(24,001)	$(17,328)
Current year-to-date other comprehensive income	1,248	908
Ending balance, December 31, 2024	$(22,753)	$(16,420)
Current year-to-date other comprehensive income	1,891	1,455
Ending balance, March 31, 2025	$(20,862)	$(14,965)

There were no reclassifications out of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2025 and March 31, 2024.

NOTE 13 – SEGMENT INFORMATION
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

	Three Months Ended
	March 31, 2025	March 31, 2024

Interest and dividend income	$21,103	$22,679

Reconciliation of revenue
Other Revenue	2,593	3,264
Total consolidated revenues	23,696	25,943

Less:
Interest expense	9,509	10,774
Segment net interest income and non-interest income	14,187	15,169

Less:
(Negative) provision for credit losses	(250)	(800)
Compensation and related benefits (expense)	5,597	5,483
Other expenses	4,866	5,294
Provision for income taxes (expense)	777	1,104
Segment net income/consolidated net income	$3,197	$4,088

Other segment disclosures:
Interest income	$21,103	$22,679
Interest expense	$9,509	$10,774
Depreciation	$526	$561
Amortization	$179	$179
Other significant noncash items:
(Negative) provision for credit losses	$(250)	$(800)

Reconciliation of assets:	March 31, 2025	December 31, 2024
Total assets for reportable segments	$1,779,963	$1,748,519
Other assets	—	—
Total consolidated assets	$1,779,963	$1,748,519

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025 (“2024 10-K”), and the following:
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2025, and our consolidated results of operations for the three months ended March 31, 2025, compared to the same period in the prior fiscal year ended March 31, 2024. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2024 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

PERFORMANCE SUMMARY
The following is a summary of some of the significant factors that affected our operating results for the three months ended March 31, 2025, and March 31, 2024. Compared to the first quarter of 2024, net interest income decreased $0.3 million. The decrease was primarily due to the impact of a smaller loan portfolio, partially offset by a temporary increase in a higher balance of lower yielding cash and higher net interest margin.
The total benefit, i.e., negative provision, for credit losses for the first quarter ended March 31, 2025, was $0.3 million compared to a negative provision for credit losses of $0.8 million for the quarter ended March 31, 2024. The first quarter of 2025 negative provision was due to decreases in ACL related to: (1) on-balance sheet ACL of $0.1 million, and (2) reductions in off-balance sheet reserves to fund commitments of $0.3 million. The first quarter ended March 31, 2024, negative provision for credit losses was primarily due to net recoveries on an agricultural credit and the impact of the payoff of two large loans.
Non-interest income decreased $0.7 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to $0.3 lower gain on sale of loans, $0.2 million decrease on loan, deposit and interchange revenue due to lower customer activity and $0.2 million lower gain on equity securities.
Non-interest expense decreased $0.3 million in the first quarter of 2025 from $10.8 million in the first quarter of 2024. The decrease was primarily due to a $0.4 million decrease in other expense due to a lower SBA recourse reserve, partially offset by $0.1 million higher compensation expense due to the impact of 2024 merit increases.
Provision for income taxes decreased to $0.8 million in the first quarter of 2025, from $1.1 million in the first quarter of 2024, primarily due to a decrease in the effective tax rate. The decrease in the effective tax rate is primarily due to the positive impact of higher permanent tax deductions in 2025.
When comparing year-over-year results, changes in net interest income, provision for credit losses, non-interest income and non-interest expense are primarily due to the items discussed above. See the remainder of this section for a more thorough discussion.
We reported net income of $3.2 million, or $0.32 per diluted share for the three months ended March 31, 2025, compared to net income of $4.1 million or $0.39 per diluted share for the three months ended March 31, 2024.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses, and their related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that our management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit in our annual report on our 2024 10-K, our critical accounting estimates are as follows:

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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, and net interest margin for the three-month period ended March 31, 2025, and March 31, 2024, respectively.
Net interest income was $11.6 million for the three months ended March 31, 2025, compared to $11.9 million for the three months ended March 31, 2024. Interest income for the three months ended March 31, 2025 decreased from the same period one year ago due to a lower balance of loans and investment securities, partially offset by a higher balance of interest-bearing cash. In addition, lower asset yields were primarily due to the impact of lower short-term interest rates of 100 basis points due to lower Federal Open Market Committee reductions in later 2024 on all asset categories. The decrease in interest income was partially offset by lower interest expense due to both lower balances of FHLB advances, a decrease in liability costs and the impact of a higher net interest margin. The decrease in loans was primarily due to the impact of shrinkage in non-strategic loan relationships, with the proceeds used to reduce FHLB advances. The net interest margin for the three-month period ended March 31, 2025, increased to 2.85%, compared to 2.77%, for the three-month period ended March 31, 2024. The higher net interest margin was due to a 20 basis point decrease in liability costs, partially offset by lower asset yields of 10 basis points. Lower asset yields were favorably impacted by the impact of new loan originations and loan repricing.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three-month periods ended March 31, 2025, and March 31, 2024. Non-accruing loans have been included in the table as loans carrying a zero yield.
NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$47,835	$524	4.44%	$13,071	$191	5.88%
Loans	1,363,352	18,602	5.53%	1,456,586	20,168	5.57%
Investment securities	228,514	1,808	3.21%	243,991	2,060	3.40%
Other investments	12,498	169	5.48%	13,350	260	7.83%
Total interest earning assets	$1,652,199	$21,103	5.18%	$1,726,998	$22,679	5.28%
Average interest-bearing liabilities:
Savings accounts	$167,001	$407	0.99%	$176,838	$421	0.96%
Demand deposits	382,355	2,033	2.16%	353,995	2,017	2.29%
Money market	365,528	2,535	2.81%	377,475	2,920	3.11%
CD’s	343,751	3,622	4.27%	360,177	3,851	4.30%
Total deposits	$1,258,635	$8,597	2.77%	$1,268,485	$9,209	2.92%
FHLB Advances and other borrowings	64,635	912	5.72%	124,701	1,565	5.05%
Total interest-bearing liabilities	$1,323,270	$9,509	2.91%	$1,393,186	$10,774	3.11%
Net interest income		$11,594			$11,905
Interest rate spread			2.27%			2.17%
Net interest margin			2.85%			2.77%
Average interest earning assets to average interest-bearing liabilities			1.25			1.24

Rate/Volume Analysis. The following tables present the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate and volume changes have been discussed previously in the net interest income section above.
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2025, compared to the three months ended March 31, 2024.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$412	$(79)	$333
Loans	(1,273)	(293)	(1,566)
Investment securities	(126)	(126)	(252)
Other investments	(16)	(75)	(91)
Total interest earning assets	(1,003)	(573)	(1,576)
Interest expense:
Savings accounts	(24)	10	(14)
Demand deposits	155	(139)	16
Money market accounts	(89)	(296)	(385)
CD’s	(173)	(56)	(229)
Total deposits	(131)	(481)	(612)
FHLB Advances and other borrowings	(296)	(357)	(653)
Total interest bearing liabilities	(427)	(838)	(1,265)
Net interest income	$(576)	$265	$(311)

The table below shows the principal balance and current contractual rate of fixed rate certificates of deposit as of March 31, 2025. The table also shows the principal balance and current contractual rate of fixed rate loans and securities as of March 31, 2025, that mature or reprice.
Portfolio Contractual Repricing:
(in millions, except yields)

	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	FY 2027
Maturing Certificate Accounts:
Contractual Balance	$174	$101	$28	$23	$8	$—	$—	$8
Contractual Interest Rate	4.59%	3.98%	3.72%	3.66%	3.47%	—%	—%	4.01%
Maturing or Repricing Loans:
Contractual Balance	$52	$18	$55	$45	$51	$120	$98	$243
Contractual Interest Rate	6.62%	6.14%	4.64%	4.53%	4.18%	3.61%	3.72%	4.66%
Maturing or Repricing Securities:
Contractual Balance	$5	$3	$4	$2	$7	$7	$3	$6
Contractual Interest Rate	5.64%	4.07%	4.31%	3.72%	3.57%	3.44%	3.27%	4.47%

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
The total benefit, i.e., negative provision, for credit losses for the first quarter ended March 31, 2025,was $0.3 million compared to a negative provision for credit losses of $0.8 million for the quarter ended March 31, 2024. The first quarter of 2025 negative provision was due to decreases in ACL related to a decrease in on-balance sheet ACL of $0.35 million; partially offset by an increase in off-balance sheet reserves to fund commitments of $0.1 million. The first quarter of 2024 negative provision for credit losses was primarily due to net recoveries on an agricultural credit and the impact of the payoff of two large loans.
Continued stable economic conditions in our markets, as evidenced by unemployment rates below the national average in our two largest population centers, have resulted in positive overall economic trends for businesses. The impact of higher interest rates and the impact of an inverted yield forecast are factors that the third-party model used for economic conditions in computing the ACL level.
Note that in discussing ACL allocations, the entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
Management believes that the provision recorded for the current year’s three-month period is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ACL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers, or our market areas, or otherwise, could all affect the adequacy of our ACL. If there are significant charge-offs against the ACL, or we otherwise determine that the ACL is inadequate, we will need to record an additional provision in the future.
Non-interest Income. The following table reflects the various components of non-interest income for the three-month periods ended March 31, 2025 and 2024, respectively.

	Three months ended March 31,
	2025	2024	% Change
Non-interest Income:
Service charges on deposit accounts	$423	$471	(10.19)%
Interchange income	518	541	(4.25)%
Loan servicing income	559	582	(3.95)%
Gain on sale of loans	720	1,020	(29.41)%
Loan fees and service charges	120	230	(47.83)%
Net gains on equity securities	10	167	N/M
Other	243	253	(3.95)%
Total non-interest income	$2,593	$3,264	(20.56)%
N/M means not meaningful
Service charges on deposit accounts decreased $48 thousand from the first quarter of 2024 to the first quarter of 2025 primarily due to lower customer activity.
Gain on sale of loans decreased in the three-month period ended March 31, 2025, compared to the three-month period ended March 31, 2024, primarily due to lower gains on SBA loan sales.
Loan fees and services charges were lower for the three-month period ended March 31, 2025, compared to the same periods in 2024, due to lower customer activity.

The decrease in net gains on equity securities between the three-month period ended March 31, 2025, and the three-month period ended March 31, 2024, was primarily due to the impact of equity mark-to-market losses.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three-month periods ended March 31, 2025 and 2024, respectively.

	Three months ended March 31,
	2025	2024	% Change
Non-interest Expense:
Compensation and related benefits	$5,597	$5,483	2.08%
Occupancy	1,287	1,367	(5.85)%
Data processing	1,719	1,597	7.64%
Amortization of intangible assets	179	179	—%
Mortgage servicing rights expense, net	140	148	(5.41)%
Advertising, marketing and public relations	167	164	1.83%
FDIC premium assessment	198	205	(3.41)%
Professional services	508	566	(10.25)%
Gains on repossessed assets, net	4	—	N/M
Other	664	1,068	(37.83)%
Total non-interest expense	$10,463	$10,777	(2.91)%

Non-interest expense (annualized) / Average assets	2.41%	2.36%	2.12%
N/M means not meaningful
Compensation expense for the three-month period ended March 31, 2025, increased from the same period in 2024, largely due to annual employee pay raises, effective late first quarter of 2024.
Data processing expense for the three months ended March 31, 2025, increased from the same 2024 periods, largely due to inflationary pressures and the impact of new software implementation costs to aid in future efficiency efforts.
The decrease in other non-interest expense for the three months ended March 31, 2025, compared to the same period in 2024 is primarily due to the establishment of an SBA valuation reserve of $0.4 million in the first quarter of 2024.
Income Taxes. Provision for income taxes decreased to $0.8 million in the first quarter of 2025, from $1.1 million in the first quarter of 2024, primarily due to a decrease in the effective tax rate. The decrease in the effective tax rate was primarily due to the positive impact of higher permanent tax deductions in 2025.
BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Cash and cash equivalents increased $50.0 million to $100.2 million at March 31, 2025, compared to $50.2 million at December 31, 2024. This increase was primarily due to the net proceeds from loan shrinkage and deposit growth increasing on-balance sheet liquidity and growing interest-bearing deposits.
Investment Securities. We manage our securities portfolio to provide liquidity, modify interest rate risk and enhance income. Our investment portfolio is comprised of securities available-for-sale and securities held-to-maturity. Securities available-for-sale decreased $3.3 million during the three months ended March 31, 2025, to $139.6 million from $142.9 million at December 31, 2024. There were principal repayments of $2.6 million and a maturity of $2.5 million, partially offset by a decrease in the unrealized loss of $1.9 million.
Securities held-to-maturity decreased $1.2 million to $84.3 million during the three-month period ended March 31, 2025, from $85.5 million at December 31, 2024, due to principal repayments.

The amortized cost and market values of our available-for-sale securities by asset categories as of the dates indicated below were as follows:

Available-for-sale securities	Amortized Cost	Fair Value
March 31, 2025
U.S. government agency obligations	$13,062	$12,986
Mortgage-backed securities	86,510	68,704
Corporate debt securities	42,436	39,591
Asset-backed securities	18,496	18,361
Totals	$160,504	$139,642
December 31, 2024
U.S. government agency obligations	$13,853	$13,753
Mortgage-backed securities	87,762	68,386
Corporate debt securities	44,931	41,716
Asset-backed securities	19,058	18,996
Totals	$165,604	$142,851

The amortized cost and fair value of our held-to-maturity securities by asset categories as of the dates noted below were as follows:

Held-to-maturity securities	Amortized Cost	Fair Value
March 31, 2025
Obligations of states and political subdivisions	$400	$379
Mortgage-backed securities	83,901	65,812
Totals	$84,301	$66,191
December 31, 2024
Obligations of states and political subdivisions	$500	$478
Mortgage-backed securities	85,004	65,144
Totals	$85,504	$65,622

The composition of our available-for-sale portfolios by credit rating as of the dates indicated below was as follows:

	March 31, 2025		December 31, 2024
Available-for-sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$92,066	$74,225	$94,327	$74,910
AAA	7,677	7,649	7,210	7,148
AA	20,343	20,169	19,136	19,077
A	5,100	4,427	5,950	5,620
BBB	35,318	33,172	38,981	36,096
Non-rated	—	—	—	—
Total available for sale securities	$160,504	$139,642	$165,604	$142,851
The composition of our held-to-maturity portfolio by credit rating as of the dates indicated was as follows:

	March 31, 2025		December 31, 2024
Held-to-maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$83,901	$65,812	$85,004	$65,144
A	400	379	500	478
Total	$84,301	$66,191	$85,504	$65,622
At March 31, 2025, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $33.6 million as collateral to secure a line of credit with the Federal Reserve Bank. As of March 31, 2025, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2025, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.3 million and mortgage-backed securities with a carrying value of $2.0 million as collateral against specific municipal deposits. As of March 31, 2025, the Bank also has mortgage-backed securities with a carrying value of $0.5 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
At December 31, 2024, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $34.0 million as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2024, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2024, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.3 million and mortgage-backed securities with a carrying value of $1.8 million as collateral against specific municipal deposits. As of December 31, 2024, the Bank also has mortgage-backed securities with a carrying value of $0.5 million pledged as collateral to the Federal Home Loan Bank of Des Moines.

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, decreased by $0.02 billion, to $1.35 billion as of March 31, 2025, from $1.37 billion at December 31, 2024. The following table reflects the composition, of our loan portfolio at March 31, 2025, and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$709,975	52.5%	$709,018	51.8%
Agricultural real estate	71,071	5.3%	73,130	5.3%
Multi-family real estate	237,872	17.6%	220,805	16.1%
Construction and land development	58,461	4.3%	78,489	5.7%
Residential mortgage
Residential mortgage	129,070	9.5%	132,341	9.7%
Purchased HELOC loans	2,560	0.2%	2,956	0.2%
Total real estate loans	1,209,009	89.4%	1,216,739	88.8%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	109,620	8.1%	115,657	8.4%
Agricultural operating	29,310	2.2%	31,000	2.3%
Consumer installment
Originated indirect paper	3,434	0.3%	3,970	0.4%
Other consumer	4,679	0.3%	5,012	0.4%
Total C&I/Agricultural operating and Consumer installment Loans	147,043	10.9%	155,639	11.5%
Gross loans	$1,356,052	100.3%	$1,372,378	100.3%
Unearned net deferred fees and costs and loans in process	(2,542)	(0.2)%	(2,547)	(0.2)%
Unamortized discount on acquired loans	(782)	(0.1)%	(850)	(0.1)%
Total loans (net of unearned income and deferred expense)	1,352,728	100.0%	1,368,981	100.0%
Allowance for credit losses	(20,205)		(20,549)
Total loans receivable, net	$1,332,523		$1,348,432
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

The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at March 31, 2025:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$471	$239	$238	$58
Number of Loans	740	388	131	93
Average Loan Size in Millions	$0.6	$0.6	$1.8	$0.6
Approximate Weighted Average LTV	52%	53%	61%	70%
Weighted Average Seasoning in Months	46	43	42	N/A
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$7.6	$8.3	$0.0	$0.0
Criticized Loans as a Percent of Total	1.6%	3.5%	0.0%	0.0%

The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	51%	80%	61%	70%
Minnesota	21%	16%	28%	8%
Other	28%	4%	11%	22%
The following table further disaggregates the composition of our commercial real estate loan portfolio by selected industry components at March 31, 2025:

	Campground	Hotel	Restaurant	Office
Loan Balance Outstanding in Millions	$141	$87	$58	$28
Number of Loans	71	20	82	72
Average Loan Size in Millions	$2.0	$4.4	$0.7	$0.4
Approximate Weighted Average LTV	48%	50%	48%	57%
Weighted Average Seasoning in Months	40	N/A	N/A	46
Trailing 12 Month Net Charge-Offs	0.00%	(0.04)%	0.00%	0.00%
Criticized Loans in Millions	$0.0	$3.9	$0.0	$0.5
Criticized Loans as a Percent of Total	0.0%	4.5%	0.1%	1.8%
The table below lists our CRE portfolio selected industry components by geographical location:

	Campground	Hotel	Restaurant	Office
Wisconsin	20%	38%	56%	83%
Minnesota	0%	41%	27%	8%
Other	80%	21%	17%	9%

The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at December 31, 2024:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$471	$238	$221	$78
Number of Loans	746	385	129	91
Average Loan Size in Millions	$0.6	$0.6	$1.7	$0.9
Approximate Weighted Average LTV	52%	51%	62%	74%
Weighted Average Seasoning in Months	44	41	41	N/A
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$7.6	$4.2	$0.0	$0.1
Criticized Loans as a Percent of Total	1.6%	1.7%	0.0%	0.1%
The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	52%	79%	63%	55%
Minnesota	20%	17%	33%	7%
Other	28%	4%	4%	38%
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

Allowance for Credit Losses - Loans Roll Forward
(in thousands, except ratios)

	March 31, 2025 and Three Months Ended	December 31, 2024 and Three Months Ended
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$20,549	$21,000
Loans charged off:
Commercial/Agricultural real estate	(51)	—
C&I/Agricultural operating	(20)	(143)
Residential mortgage	—	—
Consumer installment	(11)	(7)
Total loans charged off	(82)	(150)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	40	10
C&I/Agricultural operating	45	1
Residential mortgage	1	—
Consumer installment	3	12
Total recoveries of loans previously charged off:	89	23
Net loan recoveries/(charge-offs) (“NCOs”)	7	(127)
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(351)	(324)
ACL - Loans, at end of period	$20,205	$20,549
Average outstanding loan balance	$1,363,352	$1,396,854
Ratios:
NCOs (annualized) to average loans	0.00%	0.04%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended March 31, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$16,516	$1,330	$2,489	$214	$20,549
Charge-offs	(51)	(20)	—	(11)	(82)
Recoveries	40	45	1	3	89
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(261)	75	(152)	(13)	(351)
ACL - Loans, at end of period	$16,244	$1,430	$2,338	$193	$20,205

The following table presents the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the twelve months ended December 31, 2024:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Twelve months ended December 31, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,784	$1,105	$2,744	$275	$22,908
Charge-offs	(39)	(143)	(4)	(35)	(221)
Recoveries	56	36	7	22	121
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(2,285)	332	(258)	(48)	(2,259)
ACL - Loans, at end of period	$16,516	$1,330	$2,489	$214	$20,549
Allowance for Credit Losses - Loans to Percentage
(in thousands, except ratios)

	March 31, 2025	December 31, 2024
Loans, end of period	$1,352,728	$1,368,981
ACL - Loans	$20,205	$20,549
ACL - Loans to loans, end of period	1.49%	1.50%
In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $0.44 million at March 31, 2025, and $0.33 million at December 31, 2024, classified in other liabilities on the consolidated balance sheets.
Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

	March 31, 2025 and Three Months Ended	December 31, 2024 and Twelve Months Ended
ACL - Unfunded Commitments - beginning of period	$334	$1,250
Increases to ACL - Unfunded Commitments via provision for credit losses charged to operations	101	(916)
ACL - Unfunded Commitments - end of period	$435	$334
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

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	March 31, 2025 and Three Months Then Ended (1)	December 31, 2024 and Twelve Months Then Ended (1)
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$4,948	$4,594
Agricultural real estate	5,934	6,222
Construction and land development	—	103
Commercial and industrial	701	597
Agricultural operating	725	793
Residential mortgage	782	858
Consumer installment	1	1
Total nonaccrual loans	$13,091	$13,168
Accruing loans past due 90 days or more	568	186
Total nonperforming loans (“NPLs”)	13,659	13,354
Other real estate owned	876	891
Other collateral owned	—	24
Total nonperforming assets (“NPAs”)	$14,535	$14,269
Average outstanding loan balance	$1,363,352	$1,430,631
Loans, end of period	$1,352,728	$1,368,981
Total assets, end of period	$1,779,963	$1,748,519
ACL - Loans, at beginning of period	$20,549	$22,908
Loans charged off:
Commercial/Agricultural real estate	$(51)	$(39)
C&I/Agricultural operating	(20)	(143)
Residential mortgage	—	(4)
Consumer installment	(11)	(35)
Total loans charged off	(82)	(221)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	40	56
C&I/Agricultural operating	45	36
Residential mortgage	1	7
Consumer installment	3	22
Total recoveries of loans previously charged off:	89	121
Net loan recoveries/(charge-offs) (“NCOs”)	7	(100)
(Reductions) additions to ACL - loans via provision for credit losses charged to operations	(351)	(2,259)
ACL - Loans, at end of period	$20,205	$20,549
Ratios:
ACL-Loans to NCOs (annualized)	N/M	N/M
NCOs (annualized) to average loans	0.00%	(0.01)%
ACL-Loans to total loans	1.49%	1.50%
ACL-Loans to nonaccrual loans	154.34%	156.05%
Nonaccrual loans to total loans	0.97%	0.96%
NPLs to total loans	1.01%	0.98%
NPAs to total assets	0.82%	0.82%
(1) Loan balances are stated at amortized cost.
N/M means not meaningful

Nonaccrual Loans Roll Forward:

	Quarter Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Balance, beginning of period	$13,168	$15,042	$8,352	$8,413	$13,184
Additions	694	1,054	7,486	352	961
Charge offs	(21)	(138)	—	—	—
Transfers to OREO	—	(201)	(124)	—	—
Payments received	(752)	(2,515)	(641)	(411)	(5,767)
Other, net	2	(74)	(31)	(2)	35
Balance, end of period	$13,091	$13,168	$15,042	$8,352	$8,413
Nonperforming assets were $14.5 million at March 31, 2025, compared to $14.3 million at December 31, 2024. This modest increase was due to a $0.4 million increase in residential loans delinquent more than 90 days not on nonaccrual status.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
Below is a summary of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025:

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2025	% of Total Class of Financing Receivables
Commercial real estate	$322	0.05%
Residential mortgage	$120	0.09%

The table below shows a summary of criticized loans, split by special mention and substandard for the past five quarters. The increase in criticized loans from March 31, 2024, was primarily due to (1) one forestry services credit that moved from special mention to substandard in the third quarter of 2024 and (2) an increase in special mention commercial loans due to a new special mention C&I relationship in the first quarter of 2025 that showed weaker cash flow than expected. There was a payoff of a special mention loan in the second quarter of 2024.

	(in thousands)
(Loan balance at unpaid principal balance)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Special mention loan balances	$14,990	$8,480	$11,047	$8,848	$13,737
Substandard loan balances	19,591	18,891	21,202	14,420	14,733
Criticized loans, end of period	$34,581	$27,371	$32,249	$23,268	$28,470
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
The fair market value of the Company’s MSR asset was $5.1 million at March 31, 2025, compared to $5.4 million at March 31, 2024.
The unpaid balances of one-to-four family residential real estate loans serviced for others as of March 31, 2025, and December 31, 2024, were $475.8 million and $479.6 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at March 31, 2025, and December 31, 2024, was 1.07% and 1.09%, respectively.
Deposits. Total deposits increased $35.5 million during the quarter ended March 31, 2025, to $1.52 billion. Consumer deposits increased $9.7 million. Commercial deposits increased by $11.3 million. Public deposits increased $20.8 million, largely due to expected seasonal inflows. Deposits by type for five quarters are detailed below:

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Consumer deposits	$861,746	$852,083	$844,808	$822,665	$827,290
Commercial deposits	423,654	412,355	406,095	395,148	400,910
Public deposits	211,261	190,460	176,844	187,698	202,175
Brokered deposits	26,993	33,250	92,920	114,033	97,114
Total deposits	$1,523,654	$1,488,148	$1,520,667	$1,519,544	$1,527,489
At March 31, 2025, the deposit portfolio composition was 56% consumer, 28% commercial, 14% public, and 2% wholesale deposits compared to 57% consumer, 28% commercial, 13% public and 2% brokered deposits at December 31, 2024.

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Non-interest bearing demand deposits	$253,343	$252,656	$256,840	$255,703	$248,537
Interest bearing demand deposits	386,302	355,750	346,971	353,477	361,278
Savings accounts	167,614	159,821	169,096	170,946	177,595
Money market accounts	370,741	369,534	366,067	370,164	387,879
Certificate accounts	345,654	350,387	381,693	369,254	352,200
Total deposits	$1,523,654	$1,488,148	$1,520,667	$1,519,544	$1,527,489

Uninsured and uncollateralized deposits were $271.7 million, or 18% of total deposits, at March 31, 2025, and $265.4 million, or 18% of total deposits, at December 31, 2024. Uninsured deposits alone at March 31, 2025, were $444.4 million, or 29% of total deposits, and $428.0 million, or 29% of total deposits at December 31, 2024.
On-balance sheet liquidity collateralized new borrowing capacity and uncommitted federal funds borrowing availability was $852 million, or 314% of uninsured and uncollateralized deposits at March 31, 2025. At December 31, 2024, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $724.8 million, or 273% of uninsured and uncollateralized deposits.

Federal Home Loan Bank (FHLB) advances and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at March 31, 2025, and December 31, 2024, is as follows:

	March 31, 2025				December 31, 2024
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2025	$0	—%	—%	2025	$5,000	1.45%	1.45%

Federal Home Loan Bank advances		$0				$5,000

Senior Notes (4)	2039	$12,000	6.75%	6.75%	2039	$12,000	6.75%	7.75%

Subordinated Notes (5)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(336)				(394)
Total other borrowings		$61,664				$61,606

Totals		$61,664				$66,606
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,032.3 million and $1,075.0 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $501.5 million compared to $424.7 million as of December 31, 2024.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $5.0 million and $81.0 million, during the three months ended March 31, 2025 and the twelve months ended December 31, 2024, respectively.
(3) There were no FHLB borrowings outstanding as of March 31, 2025. The weighted-average interest rate on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2024, was 1.45%.
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

FHLB advances decreased to $0.0 million as of March 31, 2025, compared to $5.0 million as of December 31, 2024. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of March 31, 2025, is approximately $501.5 million.
At March 31, 2025, and December 31, 2024, the Bank had the ability to borrow $25.1 million and $24.9 million from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $33.6 million and $34.0 million as of March 31, 2025, and December 31, 2024, respectively. There were no related Federal Reserve borrowings outstanding as of March 31, 2025, or December 31, 2024.
The Bank maintains two unsecured federal funds purchased lines of credit with banking partners which total $70 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily, and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of March 31, 2025, or December 31, 2024. Additionally, we have a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
See Note 7, “Federal Home Loan Bank Advances and Other Borrowings” for more information.
Stockholders’ Equity. Stockholders’ equity was $180.1 million at March 31, 2025, compared to $179.1 million at December 31, 2024. The increase in stockholder’s equity was attributable to net income of $3.2 million for the three-month period ended March 31, 2025, a decrease from December 31, 2024, in net unrealized losses of $1.455 million from the AFS securities portfolio reflected in accumulated other comprehensive income, partially offset by the annual cash dividend paid in February to common stockholders of $0.36 per share, or $3.6 million.
The Company repurchased no shares of common stock in the quarter-ended March 31, 2025. As of March 31, 2025, approximately 238 thousand shares remain available for repurchase under the July 2024 share repurchase authorization.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At March 31, 2025, our on-balance sheet liquidity ratio increased by 2.63% to 14.38% from the December 31, 2024, level.
There are no material customers or industry deposit concentrations. Deposits decreased during January 2025, as commercial customers decreased their cash balances to support the needs of their businesses. At March 31, 2025, the deposit portfolio composition was 56% consumer, 28% commercial, 14% public, and 2% brokered deposits compared to 57% consumer, 28% commercial, 13% public and 2% brokered deposits at December 31, 2024.
Uninsured and uncollateralized deposits were $271.1 million, or 18% of total deposits, at March 31, 2025, and $265.4 million, or 18% of total deposits, at December 31, 2024. Uninsured deposits alone, i.e., excluding fully secured government deposits, at March 31, 2025, were $444.4 million, or 29% of total deposits, and $428.0 million, or 29% of total deposits at December 31, 2024.
On-balance sheet liquidity collateralized new borrowing capacity and uncommitted federal funds borrowing availability was $852 million, or 314% of uninsured and uncollateralized deposits at March 31, 2025. At December 31, 2024, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $724.8 million, or 273% of uninsured and uncollateralized deposits.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Although $328.3 million of our $345.7 million (95%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $501.5 million available to borrow under this arrangement, supported by loan collateral as of March 31, 2025. We also had borrowing capacity of $25.1 million at the Federal Reserve Bank. The Bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, we have a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have formal brokered certificate lines of credit with counter parties at March 31, 2025, we believe that the Bank could access this market, which provides an additional potential source of liquidity, as evidenced by access to this market during the past four quarters. See Note 7, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Form 10-Q, for further detail.
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
Off-Balance Sheet Liabilities. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2025, the Company had approximately $171.0 million in unused loan commitments, compared to approximately $137.0 million in unused commitments as of December 31, 2024. In addition, there are $2.2 million of commitments for contributions of capital to an SBIC and an investment company at March 31, 2025. These commitments totaled $2.9 million at December 31, 2024.

Capital Resources. As of March 31, 2025, and December 31, 2024, as shown in the table below, the Bank’s Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2025 (Unaudited)
Total capital (to risk weighted assets)	$225,675	15.6%	$115,795	> =	8.0%	$144,744	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,551	14.3%	86,846	> =	6.0%	115,795	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,551	14.3%	65,135	> =	4.5%	94,084	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,551	12.0%	69,020	> =	4.0%	86,275	> =	5.0%
As of December 31, 2024 (Audited)
Total capital (to risk weighted assets)	$225,432	15.6%	$115,755	> =	8.0%	$144,693	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,749	14.4%	86,816	> =	6.0%	115,755	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,749	14.4%	65,112	> =	4.5%	94,051	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,749	11.9%	69,787	> =	4.0%	87,234	> =	5.0%
At March 31, 2025, and December 31, 2024, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of March 31, 2025 (Unaudited)
Total capital (to risk weighted assets)	$231,949	16.0%	$115,988	> =	8.0%
Tier 1 capital (to risk weighted assets)	163,825	11.3%	86,991	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	163,825	11.3%	65,243	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	163,825	9.5%	69,117	> =	4.0%
As of December 31, 2024 (Audited)
Total capital (to risk weighted assets)	$232,926	16.1%	$115,914	> =	8.0%
Tier 1 capital (to risk weighted assets)	165,243	11.4%	86,936	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	165,243	11.4%	65,202	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	165,243	9.5%	69,867	> =	4.0%

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

The following table sets forth, at March 31, 2025 and December 31, 2024, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2025	At December 31, 2024

+300 bp	3%	2%
+200 bp	2%	2%
+100 bp	1%	1%
-100 bp	(1)%	(1)%
-200 bp	(4)%	(4)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at March 31, 2025, and December 31, 2024.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2025	At December 31, 2024

+300 bp	(8)%	(8)%
+200 bp	(5)%	(5)%
+100 bp	(2)%	(3)%
-100 bp	2%	2%
-200 bp	3%	3%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2025, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, at reaching a level of reasonable assurance.

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

Item 1A.RISK FACTORS
The information in this Form 10-Q should be read in conjunction with the risk factors described in “Risk Factors” in Item 1A of our 2024 10-K and the information under “Forward-Looking Statements” in this Form 10-Q and in our 2024 10-K.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)Issuer Purchases of Equity Securities.
On July 25, 2024, the Board of Directors authorized a stock repurchase program of 5% of the outstanding shares on that date or 512,709 shares. As of the beginning of the quarter ended March 31, 2025, 238,769 shares were available for purchase under the 2024 share repurchase program. During the quarter ended March 31, 2025, no shares were repurchased under this program. As of March 31, 2025, 238,769 shares remain available for repurchase under the 2024 share repurchase program.

Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our Section 16 officers or directors adopted, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

Item 6.EXHIBITS
(a) Exhibits

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: May 8, 2025	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: May 8, 2025	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer